Form 10-Q
period 2007-09-30
EXTERRAN HOLDINGS INC.
filed 2007-11-06
CIK 1389050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
Commission File No. 001-33666
EXTERRAN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	74-3204509 (I.R.S. Employer Identification No.)

4444 Brittmoore Road, Houston, Texas	77041
(Address of principal executive offices)	(Zip Code)
(713) 335-7000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
Large accelerated ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the Common Stock of the registrant outstanding as of October 29, 2007: 65,723,546 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except for par value and share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$95,524	$73,286
Accounts receivable, net of allowance of $10,825 and $4,938, respectively	500,880	283,073
Inventory, net	427,865	308,093
Costs and estimated earnings in excess of billings on uncompleted contracts	189,478	109,732
Current deferred income taxes	38,391	20,129
Other current assets	135,586	86,350

Total current assets	1,387,724	880,663
Property, plant and equipment, net	3,495,237	1,863,452
Goodwill, net	1,461,907	181,098
Intangible and other assets	375,187	55,702
Investments in non-consolidated affiliates	89,926	89,974

Total assets	$6,809,981	$3,070,889

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$3,051	$4,433
Current maturities of long-term debt	—	455
Accounts payable, trade	240,689	136,908
Accrued liabilities	266,371	147,320
Advance billings	157,864	170,859
Billings on uncompleted contracts in excess of costs and estimated earnings	87,328	94,123

Total current liabilities	755,303	554,098
Long-term debt	2,243,012	1,365,043
Other liabilities	96,180	48,953
Deferred income taxes	372,099	76,522

Total liabilities	3,466,594	2,044,616
Commitments and contingencies (Note 12)
Minority interest	192,028	11,991
Stockholders’ equity:
Preferred stock, $0.01 and $0.001 par value, respectively; 50,000,000 and 975,000 shares authorized, respectively; zero issued	—	—
Common stock, $0.01 and $0.001 par value, respectively, 250,000,000 and 65,000,000 shares authorized respectively; 66,209,371 and 33,743,363 shares issued, respectively	662	104
Additional paid-in capital	3,300,235	1,104,730
Accumulated other comprehensive income	27,671	12,983
Accumulated deficit	(127,212)	(99,565)
Treasury stock— 658,339 and 146,173 common shares, at cost, respectively	(49,997)	(3,970)

Total stockholders’ equity	3,151,359	1,014,282

Total liabilities and stockholders’ equity	$6,809,981	$3,070,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues and other income:
U.S. contract operations	$145,913	$98,030	$345,110	$282,746
International contract operations	91,530	63,792	228,467	193,818
Aftermarket services	150,202	47,951	304,206	152,959
Compressor and accessory fabrication	174,235	90,141	392,451	214,960
Production and processing equipment fabrication	191,649	115,890	447,482	298,162
Equity in income (loss) of non-consolidated affiliates	(5,005)	6,313	6,957	17,391
Gain on sale of business and other income	5,006	1,667	17,803	42,216

	753,530	423,784	1,742,476	1,202,252

Costs and Expenses:
Cost of sales (excluding depreciation and amortization expense):
U.S. contract operations	62,184	39,557	141,318	114,377
International contract operations	36,731	25,528	87,712	70,551
Aftermarket services	127,519	37,894	250,400	124,017
Compressor and accessory fabrication	134,916	74,371	304,177	179,546
Production and processing equipment fabrication	164,661	97,675	380,535	255,841
Selling, general and administrative	73,025	50,913	181,059	148,751
Merger and integration expenses	34,008	—	37,397	—
Depreciation and amortization	67,133	45,307	170,801	130,352
Fleet impairment	61,945	—	61,945	—
Interest expense	37,483	28,802	91,123	89,729
Foreign currency translation (gain) loss	(4,673)	905	(4,662)	(2,828)
Debt extinguishment costs	70,255	—	70,255	5,902
Other	—	—	—	1,204

	865,187	400,952	1,772,060	1,117,442

Income (loss) from continuing operations before income taxes and minority interest	(111,657)	22,832	(29,584)	84,810
Provision (benefit) for income taxes	(38,692)	11,216	(8,085)	29,209

Income (loss) from continuing operations before minority interest	(72,965)	11,616	(21,499)	55,601
Minority interest, net of taxes	(2,426)	93	(2,426)	—

Income (loss) from continuing operations	(75,391)	11,709	(23,925)	55,601
Income from discontinued operations, net of tax	—	570	—	368
Gain from sales of discontinued operations, net of tax	—	—	—	63

Income (loss) before cumulative effect of accounting changes	(75,391)	12,279	(23,925)	56,032
Cumulative effect of accounting changes, net of tax	—	—	—	370

Net income (loss)	$(75,391)	$12,279	$(23,925)	$56,402

Basic income (loss) per common share:
Income (loss) from continuing operations	$(1.55)	$0.37	$(0.61)	$1.69
Income from discontinued operations, net of tax	—	—	—	0.03
Cumulative effect of accounting changes, net of tax	—	—	—	—

Net income (loss)	$(1.55)	$0.37	$(0.61)	$1.72

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(1.55)	$0.34	$(0.61)	$1.66
Income from discontinued operations, net of tax	—	0.03	—	0.03
Cumulative effect of accounting changes, net of tax	—	—	—	—

Net income (loss)	$(1.55)	$0.37	$(0.61)	$1.69

Weighted average common and equivalent shares outstanding:
Basic	48,771	32,948	38,983	32,842

Diluted	48,771	33,605	38,983	33,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$(75,391)	$12,279	$(23,925)	$56,402
Other comprehensive income (loss), net of tax:
Interest rate swap loss	(1,568)	—	(1,568)	—
Foreign currency translation adjustment	14,419	1,793	16,256	(2,143)

Comprehensive income (loss)	$(62,540)	$14,072	$(9,237)	$54,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(23,925)	$56,402
Adjustments:
Depreciation and amortization	170,801	130,352
Fleet impairment	61,945	—
Deferred financing cost write-off	16,385	—
Income from discontinued operations, net of tax	—	(431)
Cumulative effect of accounting changes, net of tax	—	(370)
Minority interest	2,426	—
Bad debt expense	1,752	3,169
Gain on sale of property, plant and equipment	(8,941)	(11,282)
Equity in (income) loss of non-consolidated affiliates, net of dividends received	1,560	(1,125)
Gain on remeasurement of intercompany balances	(74)	(1,858)
Net realized gain on trading securities	(13,903)	(2,208)
Zero coupon subordinated notes accreted interest paid by refinancing	—	(86,084)
Gain on sale of business	—	(28,476)
Stock compensation expense	21,366	6,543
Pay-in-kind interest on zero coupon subordinated notes	—	6,282
Sales of trading securities	30,848	13,679
Purchases of trading securities	(16,945)	(11,471)
Deferred income taxes	(29,363)	10,703
Changes in assets and liabilities, net of acquisition:
Accounts receivable and notes	(23,446)	(50,189)
Inventory	78,935	(69,325)
Costs and estimated earnings versus billings on uncompleted contracts	(76,510)	69,820
Prepaid and other current assets	(10,634)	(38,526)
Accounts payable and other liabilities	23,864	28,476
Advance billings	(92,573)	56,091
Other	(5,727)	(4,930)

Net cash provided by continuing operations	107,841	75,242
Net cash provided by discontinued operations	—	431

Net cash provided by operating activities	107,841	75,673

Cash flows from investing activities:
Capital expenditures	(232,911)	(173,172)
Proceeds from sale of property, plant and equipment	29,814	23,473
Cash invested in non-consolidated affiliates	(3,095)	—
Cash paid in merger	(10,709)	—
Cash acquired in merger	36,582	—
Proceeds from sale of business	—	52,125

Net cash used in investing activities	(180,319)	(97,574)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from financing activities:
Borrowings on revolving credit facilities	721,900	161,500
Repayments on revolving credit facilities	(654,900)	(140,500)
Repayment of debt assumed in merger	(601,970)	—
Proceeds from issuance of senior notes	—	150,000
Repayment of 2001A equipment lease notes	(137,123)	—
Repayment of 2001B equipment lease notes	(257,750)	—
Proceeds from issuance of term loan	800,000	—
Proceeds from ABS credit facility	800,000	—
Proceeds from the Partnership credit facility	9,000	—
Repayment of senior notes	(549,915)	—
Payments for debt issue costs	(11,365)	(3,832)
Repayment of zero coupon subordinated notes principal	—	(150,000)
Proceeds from stock options exercised	15,474	4,626
Purchases of treasury stock	(49,997)	—
Proceeds (repayments) of other debt, net	(2,897)	5,994
Stock-based compensation excess tax benefit	9,580	—

Net cash provided by financing activities	90,037	27,788

Effect of exchange rate changes on cash and equivalents	4,679	991

Net increase in cash and cash equivalents	22,238	6,878
Cash and cash equivalents at beginning of period	73,286	48,233

Cash and cash equivalents at end of period	$95,524	$55,111

Supplemental disclosure of non-cash transactions:
Conversion of debt to common stock	$84,392	$—

Stock issued in the merger	$2,003,524	—

Conversion of Universal stock options to Exterran stock options	$67,574	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Exterran Holdings, Inc. (“Exterran”, “we”, “us”, “our” or the “Company”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) are not required in these interim financial statements and have been condensed or omitted. It is the opinion of management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations, and cash flows of Exterran for the periods indicated.
We were incorporated on February 2, 2007 as Iliad Holdings, Inc., a wholly owned subsidiary of Universal Compression Holdings, Inc. (“Universal”), and thereafter changed our name to Exterran Holdings, Inc. On August 20, 2007, in accordance with their previously announced merger agreement, Universal and Hanover Compressor Company (“Hanover”) merged into wholly owned subsidiaries of ours. As a result of the merger, we became the parent entity of Universal and Hanover. Hanover was determined to be the acquirer for accounting purposes and, therefore, our financial statements reflect Hanover’s historical results for periods prior to the merger date. We have included the financial results of Universal in our consolidated financial statements beginning August 20, 2007. References to “we” or the “Company” refer to Hanover for periods prior to the merger date and to Exterran for periods on or after the merger date. The financial statement information included herein should be read in conjunction with the consolidated financial statements and notes thereto included in Hanover’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Amendment No. 1 thereto. For additional information about Universal, please see the consolidated financial statements and notes thereto included in Universal’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Amendment No. 1 thereto. These interim results are not necessarily indicative of results for a full year.
As a result of the merger between Hanover and Universal, each outstanding share of common stock of Universal was converted into one share of Exterran common stock and each outstanding share of Hanover common stock was converted into 0.325 shares of Exterran common stock. All share and per share amounts in these consolidated financial statements and related notes have been retroactively adjusted to reflect the conversion ratio of Hanover common stock for all periods presented.
Earnings Per Common Share
Basic income (loss) per common share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted income (loss) per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options to purchase common stock, restricted stock, convertible senior notes and convertible junior subordinated notes, unless their effect would be anti-dilutive.

The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted income (loss) per common share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding—used in basic income (loss) per common share	48,771	32,948	38,983	32,842
Net dilutive potential common stock issuable:
On exercise of options and vesting of restricted stock	**	657	**	494
On conversion of convertible senior notes due 2008	**	**	**	**
On conversion of convertible junior subordinated notes due 2029	—	**	**	**
On conversion of convertible senior notes due 2014	**	**	**	**

Weighted average common shares and dilutive potential common shares— used in diluted income (loss) per common share	48,771	33,605	38,983	33,336

**	Excluded from diluted income (loss) per common share as the effect would have been anti-dilutive.
The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock	658	—	569	—
On exercise of options-exercise price greater than average market value at end of period	32	14	17	18
On conversion of convertible junior subordinated notes due 2029	—	1,568	431	1,568
On conversion of convertible senior notes due 2008	1,420	1,420	1,420	1,420
On conversion of convertible senior notes due 2014	3,115	3,115	3,115	3,115

Net dilutive potential common shares issuable	5,225	6,117	5,552	6,121

Stock Options and Stock-based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments,” (“SFAS No. 123R”) using the modified prospective transition method. Under that transition method, compensation cost recognized beginning in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value, and (b) compensation cost for any share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.
On January 1, 2006, we recorded the cumulative effect of a change in accounting related to our adoption of SFAS No. 123R of $0.4 million (net of tax of $0), which relates to the requirement to estimate future forfeitures of restricted stock awards.
Minority Interest
As of September 30, 2007, minority interest is primarily comprised of the portion of Exterran Partners, L.P.’s (together with its subsidiaries, the “Partnership”) capital and earnings that is applicable to the 49% limited partner interest in the Partnership not owned by the Company (see further discussion of the Partnership in Note 2, below). As of December 31, 2006, minority interest primarily represented the equity of the entities that leased compression equipment to us. These equity interests were settled as part of the redemption of Hanover’s equipment lease obligations, as discussed in Note 8 below.

Reclassifications
Certain amounts in the prior periods’ financial statements have been reclassified to conform to the 2007 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.
2. HANOVER AND UNIVERSAL MERGER
On August 20, 2007, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 5, 2007, as amended, by and among us, Hanover, Universal, Hector Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Exterran, and Ulysses Sub, Inc., a Delaware corporation and a wholly owned subsidiary Exterran, Ulysses Sub, Inc. merged with and into Universal and Hector Sub, Inc. merged with and into Hanover. As a result of the merger, each of Universal and Hanover became a wholly owned subsidiary of Exterran. Immediately following the completion of the merger, Universal merged with and into Exterran.
As a result of the merger, each outstanding share of common stock of Universal was converted into one share of Exterran common stock, which resulted in the issuance of approximately 30.3 million shares of Exterran common stock. Additionally, each outstanding share of Hanover common stock was converted into 0.325 shares of common stock of Exterran, which resulted in the issuance of approximately 35.6 million shares of Exterran common stock. Exterran’s common stock, listed on the New York Stock Exchange under the symbol “EXH,” began trading on August 21, 2007, concurrent with the cessation of the trading of Hanover and Universal common stock. The merger has been accounted for as a purchase business combination. We determined that Hanover was the acquirer for accounting purposes and therefore our financial statements reflect Hanover’s historical results for periods prior to the merger date. We have included the financial results of Universal in our consolidated financial statements beginning August 20, 2007.
The total preliminary purchase price of Universal is $2.1 billion, including fair value of Universal stock options assumed and acquisition related transaction costs. Assets acquired and liabilities assumed were recorded at their fair values as of August 20, 2007. The purchase price has been calculated as follows (in thousands except share and per share amounts and ratios):

Number of shares of Universal common stock outstanding at August 20, 2007	30,273,866
Conversion ratio	1.0
Number of shares of Exterran that were issued	30,273,866
Assumed market price of an Exterran share that was issued (1)	$66.18

Aggregate value of the Exterran shares that were issued	$2,003,524
Fair value of vested and unvested Universal stock options outstanding as of August 20, 2007, which were converted into options to purchase Exterran common stock (2)	67,574
Capitalizable transaction costs	10,709

Preliminary purchase price	$2,081,807

(1)	The stock price is based on the average close price of Hanover’s stock for the two days before and through the two days after the announcement of the merger on February 5, 2007, divided by the exchange ratio.

(2)	The majority of the Universal’s stock options and stock-based compensation vested upon consummation of the merger.
The completion of the merger resulted in the acceleration of vesting of certain long-term incentive awards held by Hanover employees, including executive officers. On the merger date of August 20, 2007, there was approximately $13.1 million of unrecognized compensation expense related to long-term incentive awards that was subject to acceleration of vesting and was expensed upon completion of the merger. Additionally, we recorded a charge of approximately $8.4 million related to executives with change of control agreements who were entitled to payments under those agreements as a result of the merger.
Prior to the completion of the merger, the Hanover and Universal boards of directors both adopted a retention bonus plan of up to $10 million for each company. These plans provide for awards to certain key employees if such individuals remain employed by Hanover or Universal, including their successor, through a specific date or dates in 2008 or are terminated without cause prior to such date. As of September 30, 2007, $15.3 million of retention awards have been granted under these plans. During the three and nine months ended September 30, 2007, we expensed $3.2 million and $5.6 million, respectively, related to the retention bonus plans.
Under the purchase method of accounting, the total preliminary purchase price was allocated to Universal’s net tangible and identifiable intangible assets based on their estimated fair values as of August 20, 2007, as set forth below. The excess of the purchase price over net tangible and identifiable intangible assets was recorded as goodwill. The goodwill resulting from the allocation of the purchase price was primarily associated with Universal’s market presence in certain geographic locations where Hanover did not have a presence, favorable cost of capital as a result of the Partnership, growth opportunities in the markets that the combined companies serve, the expected cost saving synergies from the merger, the expertise of Universal’s experienced workforce and its established operating infrastructure.
The preliminary allocation of the purchase price was based upon preliminary valuations and our estimates and assumptions are subject to change upon the completion of management’s review of the final valuations. The primary areas of the purchase price allocation which are not yet finalized relate to identifiable intangible assets, property, plant and equipment, capitalized transaction costs, certain acquired contracts and residual goodwill. Changes to the preliminary purchase price could impact future depreciation and amortization expense as well as income tax expense. In addition, upon the finalization of our legal entity structure, additional adjustments to deferred taxes may be required. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date, in accordance with accounting principles generally accepted in the United States.
The table below indicates the preliminary purchase price allocation to Universal’s net tangible and identifiable intangible assets based on their estimated fair values as of August 20, 2007 (in thousands):

Preliminary
Fair Value
Current assets	$488,590
Property, plant and equipment	1,630,708
Goodwill	1,278,249
Intangible and other assets	318,971
Current liabilities	(285,286)
Long-term debt	(812,969)
Deferred income taxes	(307,927)
Other long-term liabilities	(36,069)
Minority interest	(192,460)

Preliminary purchase price	$2,081,807

Goodwill and Intangible Assets Acquired
The preliminary amount of goodwill of $1,278.2 million resulting from the merger is considered to have an indefinite life and will not be amortized. Instead, goodwill will be reviewed annually for impairment or more frequently if indicators of impairment exist. Approximately $90.9 million of the goodwill is expected to be deductible for tax purposes.
The preliminary amount of finite life intangible assets includes $232.1 million and $54.2 million associated with customer relationships and contracts, respectively. The intangible assets for customer relationships and contracts will be amortized through 2024 and 2015, respectively, based on the present value of expected cash flows used to value these assets. Finite life intangible assets also include $14.4 million for the Universal backlog that existed on the date of merger and will be amortized over 15 months.
Exterran Partners, L.P. (formerly Universal Compression Partners, L.P.)
As a result of the merger, we became the indirect majority owner of the Partnership. The Partnership is a master limited partnership that was formed to provide natural gas contract operations services to customers throughout the United States. In October 2006, the Partnership completed its initial public offering, as a result of which the common units owned by the public represented a 49% limited partner ownership interest in the Partnership and Universal owned the remaining equity interest in the Partnership. The general partner of the Partnership is a subsidiary of Exterran and Exterran consolidates the financial position and results of operations of the Partnership. It is our intention for the Partnership to be our primary growth vehicle for the U.S. contract operations business and continue to contribute U.S. contract operations customers and assets in exchange for cash and/or additional interest in the Partnership. As of September 30, 2007, the Partnership had a fleet of approximately 1,700 compressor units comprising approximately 703,000 horsepower, or 16% (by available horsepower) of the Company’s and Partnership’s combined total U.S. horsepower.
Universal and the Partnership entered into an omnibus agreement, the terms of which included, among other things, Universal’s agreement to provide to the Partnership operational staff, corporate staff and support services, the terms under which Universal may sell to the Partnership newly fabricated equipment and under which it may transfer to and receive from the Partnership idle compression equipment and an agreement by Universal to provide caps on the amount of cost of sales and selling, general and administrative costs that the Partnership must pay. For the three months and nine months ended September 30, 2007, the Partnership’s cost of sales exceeded the cap by $2.8 million and $5.9 million, respectively. For the three months and nine months ended September 30, 2007, the Partnership’s selling, general and administrative expense exceeded the cap by zero and $0.3 million, respectively. These caps expire on December 31, 2008 and the amended and restated omnibus agreement discussed below retained those provisions.
The closing of the merger constituted a change of control of Universal under the omnibus agreement, which caused a termination of the non-competition and equipment-sharing provisions of the omnibus agreement. On August 20, 2007, in connection with the closing of the merger, the Partnership entered into an amended and restated omnibus agreement with Exterran and others, which reinstated the non-competition and equipment-sharing provisions that terminated under substantially the same terms.
Pro Forma Financial Information
The unaudited financial information in the table below summarizes the combined results of operations of Hanover and Universal, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the transaction been consummated at the beginning of each period presented, nor is it necessarily indicative of future results. The pro forma information for the three months and nine months ended September 30, 2007 excludes non-recurring items related to merger and integration expenses. The pro forma information for the three and nine months ended September 30, 2007 includes $77.2 million of debt extinguishment related charges and $61.9 million of fleet impairment charges incurred in the third quarter of 2007, as discussed in Note 8 and Note 16, respectively, below. The pro forma amounts represent the historical operating results of Hanover and Universal with adjustments for purchase accounting expenses and to conform accounting policies that affect revenues, cost of sales, selling, general and administrative expenses, depreciation and amortization, interest expense, other income (expense) and income taxes (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total revenues	$905,111	$680,408	$2,474,247	$1,918,234

Income (loss) before discontinued operations and cumulative effect of accounting change	$(41,997)	$35,467	$50,779	$121,545

Net income (loss)	$(41,997)	$36,130	$50,779	$122,346

Basic income (loss) per common share	$(0.65)	$0.57	$0.79	$1.95

Diluted income (loss) per common share	$(0.65)	$0.55	$0.77	$1.87

3. INVENTORY
Inventory, net of reserves, consisted of the following amounts (in thousands):

	September 30,	December 31,
	2007	2006
Parts and supplies	$228,652	$135,632
Work in progress	176,939	162,096
Finished goods	22,274	10,365

Inventory, net of reserves	$427,865	$308,093

As of September 30, 2007 and December 31, 2006, we had inventory reserves of approximately $22.8 million and $11.9 million, respectively.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Compression equipment, facilities and other fleet assets	$4,328,087	$2,587,377
Land and buildings	169,326	107,444
Transportation and shop equipment	138,414	89,673
Other	48,914	58,788

	4,684,741	2,843,282
Accumulated depreciation	(1,189,504)	(979,830)

Property, plant and equipment, net	$3,495,237	$1,863,452

5. INTANGIBLES AND OTHER ASSETS
Intangibles and other assets consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Deferred debt issuance costs	$15,245	$26,553
Notes and other receivables	6,818	9,714
Intangible assets	302,677	5,524
Deferred taxes	22,366	7,085
Other	28,081	6,826

Intangibles and other assets	$375,187	$55,702

Notes receivable result primarily from customers for sales of equipment or advances to other parties in the ordinary course of business.
Intangible assets and deferred debt issuance costs consisted of the following (in thousands):

	As of September 30, 2007		As of December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Deferred debt issuance costs	$23,481	$(8,236)	$58,037	$(31,484)
Marketing related (20 yr life)	2,139	(520)	2,256	(524)
Customer related (17-20 yr life)	235,380	(6,210)	3,022	(621)
Technology based (5 yr life)	710	(604)	1,259	(497)
Contract based (1-17 yr life)	75,715	(3,933)	1,326	(697)

Intangible assets and deferred debt issuance costs	$337,425	$(19,503)	$65,900	$(33,823)

Amortization of intangible assets and deferred debt issuance costs totaled $7.7 million and $10.9 million for the three months and nine months ended September 30, 2007, respectively. Customer related intangible assets acquired in connection with the merger are being amortized based upon the expected cash flows over a seventeen year period. This amortization methodology will result in a substantial amount of the amortization occurring over the next five years. Deferred financing costs of $16.4 million were written off in conjunction with the refinancing completed during the third quarter of 2007 and recorded to debt extinguishment costs in our consolidated statements of operations. Amortization of intangibles and deferred debt issuance costs totaled $1.5 million and $4.6 million for the three months and nine months ended September 30, 2006, respectively. Estimated future intangible and deferred debt issuance cost amortization expense is as follows (in thousands):

2007	$10,821
2008	46,959
2009	34,589
2010	33,609
2011	31,616
Thereafter	160,328

Estimated future intangible and deferred debt issuance cost amortization expense	$317,922

6. GOODWILL
Goodwill and intangible assets acquired in connection with business combinations represent the excess of consideration over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed, as well as in determining the allocation of goodwill to the appropriate reporting units.
The Company performs an impairment test of goodwill assets annually or more often if indicators of potential impairment exist. The Company’s goodwill impairment test involves a comparison of the fair value of each of its reporting units with their carrying value. The fair value is determined using the expected present value of future cash flows and a market approach. Certain estimates and judgments are required in the application of the fair value models. In the fourth quarter of 2006, the Company performed its annual impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined that no impairment had occurred. If for any reason the fair value of the Company’s goodwill or that of any of its reporting units declines below the carrying value in the future, the Company may incur charges for the impairment.

The table below presents the change in the net carrying amount of goodwill, including the impact of our preliminary purchase price allocation of universal, for the nine months ended September 30, 2007 (in thousands):

				Impact of
				Foreign
	December 31,		Goodwill	Currency	September 30,
	2006	Dispositions	Acquired	Translation	2007
U.S. contract operations	$97,071	$—	$856,140	—	$953,197
International contract operations	37,654	—	314,516	2,629	354,799
Aftermarket services	31,982	(55)	59,416	—	91,343
Compressor and accessory fabrication	14,391	—	48,177	—	62,568
Production and processing fabrication –surface equipment	—	—	—	—	—
Production and processing fabrication — Belleli	—	—	—	—	—

Goodwill	$181,098	$(55)	$1,278,249	$2,629	$1,461,907

7. ACCRUED LIABILITIES
Accrued liabilities consisted of the following amounts (in thousands):

	September 30,	December 31,
	2007	2006
Accrued interest	$11,592	$22,744
Accrued salary and other benefits	96,541	51,299
Accrued income and other taxes	77,330	36,188
Accrued professional fees	6,311	2,450
Accrued warranty expense	5,941	2,759
Accrued agent fees	4,458	1,305
Other accrued liabilities	64,198	30,575

Accrued liabilities	$266,371	$147,320

8. DEBT
Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Bank credit facility due November 2010	$—	$20,000
Bank credit facility due August 2012	87,000	—
Bank senior term loan	800,000	—
2007 ABS Facility notes due 2012	800,000	—
The Partnership’s revolving credit facility due 2011	220,000	—
4.75% convertible senior notes due 2008	192,000	192,000
4.75% convertible senior notes due 2014	143,750	143,750
8.625% senior notes due 2010	85	200,000
7.5% senior notes due 2013	—	150,000
9.0% senior notes due 2014	—	200,000
2001A equipment lease notes, interest at 8.5%, due September 2008	—	133,000
2001B equipment lease notes, interest at 8.75%, due September 2011	—	250,000
7.25% convertible junior subordinated notes due 2029	—	84,803
Fair value adjustment — fixed to floating interest rate swaps	—	(8,732)
Other, interest at various rates, collateralized by equipment and other assets	177	677

	2,243,012	1,365,498
Less current maturities	—	(455)

Long-term debt	$2,243,012	$1,365,043

Following the merger of Hanover and Universal, Exterran completed a refinancing of a significant amount of our outstanding debt. We entered into a $1.65 billion senior secured credit facility and a $1.0 billion asset-backed securitization facility.

Exterran Senior Secured Credit Facility
On August 20, 2007, the Company, as U.S. Borrower, and its wholly owned subsidiary, Exterran Canada, Limited Partnership, as Canadian Borrower (together the “Borrowers”), entered into a credit agreement (the “Credit Agreement”) with various financial institutions as the lenders and Wachovia Bank, National Association, as U.S. Administrative Agent (“Wachovia”) and Wachovia Capital Finance Corporation (Canada), as Canadian Administrative Agent. The Credit Agreement consists of (a) a revolving senior secured credit facility (the “Revolver”) in the aggregate amount of $850 million, which includes a variable allocation for a Canadian tranche and the ability to issue letters of credit under the facility and (b) a term loan (the “Term Loan”) senior secured credit facility, in the aggregate amount of $800 million with principal payments due on multiple dates through June 2013 (collectively, the “Credit Facility”). Subject to certain conditions, at the request of the Company, the aggregate commitments of the lenders under the Credit Facility may be increased by an additional $400 million less the amount of any outstanding borrowing under the 2007 ABS Facility, described below, in excess of $800 million.
As of September 30, 2007, the Company had $87.0 million in outstanding borrowings and $260.1 million in letters of credit outstanding under the Revolver. Additional borrowings of up to approximately $502.9 million were available under that facility as of September 30, 2007.
The Credit Agreement bears interest, if the borrowings are in U.S. dollars, at the Company’s option, at a Base Rate as defined in the Credit Agreement or LIBOR plus an applicable margin or, if the borrowings are in Canadian dollars, at the Company’s option, U.S. dollar LIBOR, U.S. dollar Base Rate or Canadian prime rate plus the applicable margin or the Canadian Dollar bankers’ acceptance (“CDOR”) rate. The applicable margin varies depending on the Company’s debt ratings (i) in the case of LIBOR loans, from 0.65% to 1.75% or (ii) in the case of Base Rate or Canadian prime rate loans, from 0.0% to 0.75%. The Base Rate is the higher of the U.S. Prime Rate or the Federal Funds Rate plus 0.5%. At September 30, 2007 substantially all amounts outstanding were LIBOR loans. The initial applicable margin was 1.0% and declined to 0.825% on October 1, 2007. The weighted average interest rate at September 30, 2007 on the outstanding balance excluding the effect of related cash flow hedges was 6.5%.
The Credit Agreement contains various covenants with which the Borrowers and their subsidiaries must comply with, including, but not limited to, limitations on incurrence of indebtedness, limitations on investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. The Company must also maintain, on a consolidated basis, required leverage and interest coverage ratios. We are in compliance with all applicable covenants for the Credit Agreement as of September 30, 2007. Additionally, the Credit Agreement contains customary conditions, representations and warranties, events of default and indemnification provisions. The Company’s indebtedness under the Credit Facility is collateralized by liens on substantially all of the personal property of the Company in the United States, as defined in the U.S. Collateral Agreement between the Company and others in favor of Wachovia, as U.S. Administrative Agent. The assets of the Partnership and Exterran ABS 2007 LLC are not collateral under the Credit Agreement. Exterran Canada’s indebtedness under the Credit Facility is collateralized by liens on substantially all of its personal property in Canada, as defined in the Canadian Collateral Agreement between it and Wachovia Capital Finance Corporation (Canada). The Company has executed a U.S. Pledge Agreement in favor of Wachovia pursuant to which the Company and its significant subsidiaries (as defined in the Credit Agreement) are required to pledge their equity and the equity of certain subsidiaries to Wachovia. The Partnership and Exterran ABS 2007 LLC are not pledged under this agreement and do not guarantee debt under the Credit Facility. The U.S. Borrower guarantees the payment of the principal and interest on each Canadian tranche loan made to the Canadian Borrower under the Credit Agreement.
Exterran Asset-Backed Securitization Facility
On August 20, 2007, the Company’s wholly owned subsidiary, Exterran ABS 2007 LLC (along with its subsidiaries, “Exterran ABS”), entered into a $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”) and issued $400 million of Series 2007-1 notes at a price equal to 100% of the principal amount thereof. On September 18, 2007, an additional $400 million of Series 2007-1 notes (collectively with the August 20, 2007 issuance, the “Series 2007-1 Notes”) were issued. The Series 2007-1 Notes were issued pursuant to an Indenture, dated as of August 20, 2007 (the “Indenture”), and the related Series 2007-1 Supplement of the same date. Interest and fees payable to the noteholders will accrue on the Series 2007-1 Notes at a variable rate consisting of an applicable margin plus, at the option of Exterran ABS either (a) LIBOR plus an applicable margin or (b) a Base Rate. For outstanding amounts up to $800 million, the applicable margin is 0.825%. For amounts outstanding over $800 million, the applicable margin will be 1.35%. The Base Rate is defined as the higher of the Prime Rate or the Federal Funds

Rate plus 1.50%. The weighted average interest rate at September 30, 2007 on the Series 2007-1 Notes excluding the effect of related cash flow hedges was 6.6%. The Series 2007-1 Notes are revolving in nature and are payable in July 2012. The amount outstanding at any time is limited to the lower of (i) 80% of the appraised value of the natural gas compression equipment owned by Exterran ABS and its subsidiaries (ii) 4.5 times free cash flow or (iii) the amount calculated under an interest coverage test, each as defined in the indenture. The Indenture contains customary terms and conditions with respect to an issuance of asset-backed securities, including representations and warranties, covenants and events of default. We are in compliance with all such covenants as of September 30, 2007.
Repayment of the Series 2007-1 Notes has been secured by a pledge of all of the assets of Exterran ABS, consisting primarily of a fleet of natural gas compressors and the related contracts to provide compression services to the Company’s customers.
Hanover’s Senior Notes
Hanover commenced tender offers and consent solicitations in July 2007 for (1) $200 million in aggregate principal amount of its 8.625% Senior Notes due 2010 (the “8.625% Notes”), (2) $200 million in aggregate principal amount of its 9.0% Senior Notes due 2014 (the “9.0% Notes”) and (3) $150 million in aggregate principal amount of its 7.5% Senior Notes due 2013 (the “7.5% Notes”). On August 20, 2007, following completion of the merger, Hanover satisfied and discharged all of its outstanding 9.0% Notes and 7.5% Notes and all of its 8.625% Notes that were tendered. The indenture governing the 8.625% Notes that remain outstanding was amended to eliminate substantially all of the restrictive covenants and to eliminate or modify certain events of default.
Hanover’s Credit Facility
In connection with the closing of the refinancing on August 20, 2007, Hanover repaid in full all outstanding term loans and revolving loans, together with interest and all other amounts due in connection with such repayment, under the credit agreement, dated as of November 21, 2005, by and among Hanover, EESLP, The Royal Bank of Scotland plc as Syndication Agent, JPMorgan Chase Bank, N.A. as Administrative Agent, and the several lenders parties thereto.
Hanover’s Equipment Lease Obligations
On August 17, 2007, Hanover Equipment Trust 2001A, a special purpose Delaware business trust (“HET 2001A”), called for redemption all $133 million of its outstanding 8.5% Senior Secured Notes due 2008 (the “2001A Notes”), and Hanover Equipment Trust 2001B, a special purpose Delaware business trust (“HET 2001B”), called for redemption all $250 million of its outstanding 8.75% Senior Secured Notes due 2011 (the “2001B Notes” and, together with the 2001A Notes, the “Equipment Trust Notes”). The Equipment Trust Notes and the related trust equity certificates were redeemed on September 17, 2007.
The 2001A Notes were issued and the redemption was effected pursuant to the provisions of the Indenture dated as of August 30, 2001 among HET 2001A, as issuer, EESLP and certain subsidiaries, as guarantors, and U.S. Bank, as Indenture Trustee and Collateral

Agent. The 2001A Notes were redeemed at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.
The 2001B Notes were issued and the redemption was effected pursuant to the provisions of the Indenture dated as of August 30, 2001 among HET 2001B, as issuer, EESLP and certain subsidiaries, as guarantors, and U.S. Bank, as Indenture Trustee and Collateral Agent. The 2001B Notes were redeemed at a redemption price of 102.917% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.
Hanover’s 4.75% Convertible Senior Notes
In connection with the closing of the merger, on August 20, 2007, the Company executed supplemental indentures between Hanover and the trustees, pursuant to which Exterran agreed to fully and unconditionally guarantee the obligations of Hanover relating to Hanover’s 4.75% Convertible Senior Notes due 2008 and Hanover’s 4.75% Convertible Senior Notes due 2014 (collectively, the “Convertible Notes”). Hanover, the issuer of the Convertible Notes, is a wholly owned subsidiary of Exterran that has no independent assets or operations, as defined in Regulation S-X Article 3-10. Exterran does not have any other subsidiaries that are not owned by Hanover. There are no significant restrictions on the ability of Exterran to obtain funds from Hanover by dividend or loan.
The 4.75% Convertible Senior Notes due 2008 with an aggregate principal amount of $192 million are due March 15, 2008. These notes are classified as long-term debt as we have the intent and ability to refinance the notes using available credit on our 2007 ABS Facility or senior secured credit facility.
The Convertible Notes will be convertible into a whole number of shares of Exterran common stock and cash in lieu of fractional shares. The 4.75% Convertible Senior Notes due 2008 are convertible at the option of the holder into shares of Exterran common stock at a conversion rate of 7.3969 shares of common stock per $1,000 principal amount of convertible senior notes, which is equivalent to a conversion price of approximately $135.19 per share.
The 4.75% Convertible Senior Notes due 2014 are convertible at the option of the holder into shares of Exterran common stock at a conversion rate of 21.6667 shares of common stock per $1,000 principal amount of convertible senior notes, which is equivalent to a conversion price of approximately $46.15 per share.
Hanover’s 7.25% Convertible Junior Subordinated Notes due 2029
From December 2006 through May 2007, Hanover called for redemption portions of its 7.25% Convertible Junior Subordinated Notes due 2029 (“Jr. TIDES Notes”). The Jr. TIDES Notes were owned by the Hanover Compressor Trust (the “Trust”), a subsidiary of Hanover. The Trust was required to call a like amount of the 7.25% Convertible Preferred Securities (“TIDES Preferred Securities”)held by the public. Holders of the TIDES Preferred Securities converted into 4.8 million shares of Hanover common stock prior to their respective redemption dates; the remaining TIDES Preferred Securities were redeemed and discharged on their respective redemption dates. All of the $86.3 million of Jr. TIDES Notes and TIDES Preferred Securities have now been redeemed and discharged.
The Partnership’s Revolving Credit Facility
The Partnership, as guarantor, and EXLP Operating LLC, a wholly owned subsidiary of the Partnership (“the Operating Partnership” and together with the Partnership the “Partnership Borrowers”), entered into a senior secured credit agreement in 2006. The credit facility under the credit agreement was expanded in 2007 and consists of a five-year $315 million revolving credit facility, which matures in October 2011. As of September 30, 2007, there was $220.0 million in outstanding borrowings under the revolving credit facility and $95.0 million was available for additional borrowings.
The Partnership’s revolving credit facility bears interest at a Base Rate as defined in the credit agreement or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on the Partnership’s Leverage Ratio, varies (i) in the case of LIBOR loans, from 1.0% to 2.0% or (ii) in the case of Base Rate loans, from 0.0% to 1.0%. The Base Rate is the higher of the U.S. Prime Rate or the Federal Funds Rate plus 0.5%. At September 30, 2007 all amounts outstanding were LIBOR loans and the applicable margin was 1.25%. The weighted average interest rate on the outstanding balance at September 30, 2007 excluding the effect of related cash flow hedges was 6.7%.
Borrowings under the credit agreement are secured by substantially all of the personal property assets of the Partnership Borrowers. In addition, all of the capital stock of the Partnership’s U.S. restricted subsidiaries has been pledged to secure the obligations under the credit agreement.

Under the credit agreement, the Operating Partnership and the Partnership are subject to certain limitations, including limitations on their ability to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and distributions. The Partnership Borrowers are also subject to financial covenants which include a total leverage and an interest coverage ratio. The Partnership Borrowers were in compliance with such covenants as of September 30, 2007.
Debt Extinguishment Charges
The refinancing discussed above and completed in the third quarter of 2007 in connection with the completion of the merger resulted in various debt extinguishment charges. A summary of these charges is shown below (in thousands):

Tender fees for the 9.0% Notes, 7.5% Notes and 8.625% Notes	$46,373
Call premium on 2001B Notes	7,497
Unamortized deferred financings costs – Hanover revolving credit facility, Hanover senior notes and Equipment Trust Notes	16,385

Charges included in debt extinguishment costs	70,255

Termination of Hanover interest rate swaps (included in interest expense)	6,964

Total debt extinguishment costs and related charges	$77,219

Long-term Debt Maturity Schedule
Maturities of long-term debt (excluding interest to be accrued thereon) at September 30, 2007 are (in thousands):

September 30,
2007
2007	$—
2008	192,045
2009	20,049
2010	40,138
2011	280,030
Thereafter	1,710,750

Total debt	$2,243,012

9. ACCOUNTING FOR DERIVATIVES
The Company uses derivative financial instruments from time to time to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes. Cash flows from hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.
In March 2004, the Company entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we received fixed payments and made floating payments, resulted in the conversion of the hedged obligation into floating rate debt. As a result of the repayment of the 8.625% Senior Notes in August 2007, we terminated these interest rate swaps which resulted in a charge to interest expense of $7.0 million.
As a result of the merger we assumed ten interest rate swaps with a total notional amount of $639.3 million that we designated as cash flow hedges to hedge the risk of variability of LIBOR based interest rate payments related to variable rate debt.

In September 2007, we entered into three interest rate swaps that we designated as cash flow hedges to hedge the risk of variability of LIBOR interest rate payments related to variable rate debt under our 2007 ABS Facility. The three swap agreements have notional amounts of $221.8 million, $150.0 million and $150.0 million, respectively.
The following table summarizes, by individual hedge instrument, our interest rate swaps as of September 30, 2007 (dollars in thousands):

					Fair Value of
		Floating Rate to be	Notional		Swap at
Fixed Rate to be Paid	Maturity Date	Received	Amount		September 30, 2007
4.035%	March 31, 2010	Three Month LIBOR	$62,500	(1)	$880
4.007%	March 31, 2010	Three Month LIBOR	$62,500	(1)	$908
3.990%	March 31, 2010	Three Month LIBOR	$62,500	(1)	$925
4.037%	March 31, 2010	Three Month LIBOR	$62,500	(1)	$878
4.675%	August 20, 2012	One Month LIBOR	$150,000	(2)	$415
4.744%	July 20, 2012	One Month LIBOR	$221,818	(2)	$(57)
4.668%	July 20, 2012	One Month LIBOR	$150,000	(2)	$434
5.210%	January 20, 2013	One Month LIBOR	$62,912	(2)	$(824)
4.450%	September 20, 2019	One Month LIBOR	$43,636	(2)	$917
5.020%	September 20, 2019	One Month LIBOR	$51,634	(2)	$(499)
5.275%	December 1, 2011	Three Month LIBOR	$125,000		$(2,369)
5.343%	October 20, 2011	Three Month LIBOR	$40,000		$(904)
5.315%	October 20, 2011	Three Month LIBOR	$40,000		$(859)

(1)	These swaps amortize ratably over the life of the swap.

(2)	Certain of these swaps amortize while the notional amount of others increase in corresponding amounts to maintain a consistent outstanding notional amount of 85% of the variable rate debt to which they are currently hedged.
All of the swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) so that any changes in their fair values are recognized as a component of comprehensive income or loss and are included in accumulated other comprehensive income or loss. Swaps entered into after the merger date with terms that substantially coincide with the hedged item are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore the Company currently does not expect a significant amount of ineffectiveness on these hedges. For the swaps that we assumed as part of the merger, the fair value of these swaps was not zero on the merger date and therefore the Company is precluded from using the shortcut method allowed under SFAS No. 133 to determine the effectiveness of the hedges. For these swap agreements, the Company performs quarterly calculations to determine if the swap agreements are still effective and to calculate any ineffectiveness because the terms of the hedged item and the swap do not exactly coincide. For the three months ended September 30, 2007, the Company recorded approximately $1.8 million of interest expense due to the ineffectiveness related to these swaps.
The counterparties to our interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.
10. STOCK-BASED COMPENSATION AND AWARDS
Upon the closing of the merger, each share of restricted stock issued by Hanover and each Hanover stock option was converted into Exterran restricted stock and stock options, respectively, based on the applicable exchange ratio, and each Hanover stock option and each share of restricted stock or restricted stock unit of Hanover granted prior to the date of the merger agreement and outstanding as of the effective time of the merger vested in full. As a result of the merger, $11.0 million related to the accelerated vesting of Hanover’s restricted stock and $0.7 million related to the accelerated vesting of Hanover’s stock options were included within the stock-based compensation expense for both the three months and nine months ended September 30, 2007. There was no stock-based compensation cost capitalized during the three months and nine months ended September 30, 2007.

Stock Incentive Plan
On August 20, 2007, the Company adopted the Exterran Holdings, Inc. 2007 Stock Incentive Plan (the “2007 Plan”), which was previously approved by each of the shareholders of Hanover and Universal and provides for the granting of stock-based awards in the form of options, restricted stock, restricted stock units, stock appreciation rights and performance awards to employees and directors of the Company. Under the 2007 Plan, the aggregate number of shares of common stock that may be issued shall not exceed 4,750,000. Grants of options and stock appreciation rights count as one share against the aggregate share limit and grants of restricted stock and restricted stock units count as two shares against the aggregate share limit. Awards granted under the 2007 Plan that are subsequently cancelled, terminated or forfeited remain available for future grant. Grants under the plan expire no later than seven years from the date of grant. The 2007 Plan is administered by the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”).
Stock Options
Under the 2007 Plan, stock options are granted at fair market value at the date of grant, are exercisable in accordance with the vesting schedule established by the Compensation Committee in its sole discretion and expire no later than seven years after the date of grant. Options generally vest 33 1/3% on each of the first three anniversaries of the grant date.
The weighted average fair values at date of grant for options granted during the nine months ended September 30, 2007 was $23.90, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Nine Months
Ended
September 30,
2007
Expected life in years	4.50
Risk-free interest rate	4.27%
Volatility	27.18%
Dividend yield	0.00%
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for a period commensurate with the estimated expected life of the stock options. Expected volatility is based on the historical volatility of the Company’s stock over the most recent period commensurate with the expected life of the stock options and other factors. The Company has not historically paid a dividend and does not expect to pay a dividend during the expected life of the stock options.
At the time of the merger, each outstanding stock option granted prior to the date of the merger agreement under the Hanover equity incentive plans, whether vested or unvested, was fully vested. Stock options granted under the Hanover equity incentive plans outstanding on the merger date were converted into an option to acquire a number of shares of Exterran common stock equal to the number of shares of Hanover common stock subject to that stock option immediately before the merger multiplied by 0.325, and at a price per share of Exterran common stock equal to the price per share under that Hanover option divided by 0.325. Similarly, each outstanding stock option granted prior to the date of the merger agreement under the Universal equity incentive plans (other than options to purchase Universal common stock under the Universal employee stock purchase plan), whether vested or unvested, was fully vested. Stock options granted under the Universal equity incentive plans outstanding on the merger date were converted into an option to acquire the same number of shares of Exterran common stock at the same price per share.

The following table presents stock option activity for the nine months ended September 30, 2007 (in thousands, except per share data and remaining life in years). The number of stock options and related exercise prices has been adjusted to reflect the exchange ratio in the merger.

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life	Value
Options outstanding, December 31, 2006	767	$36.95
Options assumed in merger	1,789	33.20
Granted	69	78.25
Exercised	(465)	33.77
Cancelled	(5)	38.57

Options outstanding, September 30, 2007	2,155	$35.84	5.62	$95,886

Options exercisable, September 30, 2007	1,980	$32.25	5.36	$95,204

Intrinsic value is the difference between the market value of the Company’s stock and exercise price of each option multiplied by the number of options outstanding. The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $19.7 million and $3.3 million, respectively. The total grant date fair value of stock options that vested during the nine months ended September 30, 2007 and 2006 was $2.0 million and $2.2 million, respectively. As of September 30, 2007, $4.5 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over the weighted-average period of 2.7 years.
Restricted Stock
For grants of restricted stock, the Company recognizes compensation expense over the vesting period equal to the fair value of the restricted stock at the date of grant. Common stock subject to restricted stock grants generally vests 33 1/3% on each of the first three anniversaries of the grant date.
The following table presents restricted stock activity for the nine months ended September 30, 2007 (shares in thousands). The number of non-vested restricted shares and grant-date fair value has been adjusted to reflect the exchange ratio in the merger.

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Non-vested restricted stock, December 31, 2006	633	$43.96
Restricted stock assumed in merger	95	75.00
Granted	239	69.70
Vested	(614)	44.41
Change in expected vesting of performance shares	(16)	35.05
Cancelled	(26)	59.31

Non-vested restricted stock, September 30, 2007	311	$71.51

The total grant date fair value of restricted stock that vested during the nine months ended September 30, 2007 was $27.2 million. As of September 30, 2007, $19.2 million of unrecognized compensation cost related to non-vested restricted stock is expected to be recognized over the weighted-average period of 2.6 years.
Employee Stock Purchase Plan
On August 20, 2007, the Company adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in the Company’s long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of their salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of the Company’s common stock at a price equal to

85% to 100% of the fair market value of the stock as of the first trading day of the quarter or the last trading day of the quarter, the purchase date, whichever is lower. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. A total of 650,000 shares of the Company’s common stock have been authorized and reserved for issuance under the ESPP. Under SFAS No. 123R, the Company’s ESPP plan is compensatory, and as a result, the amount of the discount from the fair market value of the stock price at the end of the quarter received by the employee upon purchase of the stock is recorded as expense in that quarter.
Directors’ Stock and Deferral Plan
On August 20, 2007, the Company adopted the Exterran Holdings, Inc. Directors’ Stock and Deferral Plan. The purpose of the Directors’ Stock and Deferral Plan is to provide non-employee directors of the Board of Directors with an opportunity to elect to receive common stock from the Company as payment for a portion or all of their retainer and meeting fees. The number of shares to be paid each quarter will be determined by dividing the dollar amount of fees elected to be paid in common stock by the closing sales price per share of the common stock on the last day of the quarter. In addition, directors who elect to receive a portion or all of their fees in the form of common stock may also elect to defer, until a later date, the receipt of a portion or all of their fees to be received in common stock. We have reserved 100,000 shares under the Directors’ Stock and Deferral Plan, and as of September 30, 2007 all shares remain available to be issued under the plan.
Unit Appreciation Rights
As a result of the merger, the Company assumed approximately 0.3 million outstanding unit appreciation rights (“UARs”). These UARs entitle the holder to receive a payment from the Company in cash equal to the excess of the fair market value of a common unit of the Partnership on the date of exercise over the exercise price. These UARs vest on January 1, 2009 and expire on December 31, 2009.
Because the holders of the UARs will receive a cash payment from the Company, these awards have been recorded as a liability, and the Company is required to remeasure the fair value of these awards at each reporting date under the guidance of SFAS No. 123R. At September 30, 2007, the fair value of each UAR was $6.85 and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

September 30,
2007
Expected life in years	1.86
Risk-free interest rate	4.01%
Volatility	24.12%
Dividend yield	4.40%
The expected life represents the period of time the UARs are expected to be outstanding prior to exercise and is based on the simplified model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of remeasurement for a period commensurate with the estimated expected life of the UARs. Expected volatility is based on the historical volatility of comparable partnerships’ units over the most recent period commensurate with the expected life of the UAR and other factors. The dividend yield is the expected dividend rate that will be paid out on the underlying units during the expected term of the options.
As of September 30, 2007, the outstanding UARs had an aggregate intrinsic value of $2.0 million and no UARs were exercisable. As of September 30, 2007, $1.4 million of unrecognized compensation cost related to non-vested UARs is expected to be recognized over the weighted-average period of 1.3 years.
Partnership Long-Term Incentive Plan
The Partnership has a long-term incentive plan that was adopted by UCO GP, LLC, the general partner of the general partner of the Partnership, in October 2006, for its employees, directors and affiliates who perform services for the Partnership. The long-term incentive plan currently permits the grant of awards covering an aggregate of 625,000 common units, common unit options, restricted units and phantom units. The long-term incentive plan is administered by the Board of Directors of UCO GP, LLC or a committee thereof (the “plan administrator”).

Unit options have an exercise price that is not less than the fair value of the units on the date of grant and become exercisable over a period determined by the plan administrator. Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the plan administrator, cash equal to the fair value of a common unit.
As of September 30, 2007, the Partnership had 593,572 outstanding unit options and 5,607 outstanding phantom units. The unit options vest on January 1, 2009 and have a contractual life of three years. The phantom units will vest and settle on January 1, 2009.
As of September 30, 2007, the outstanding unit options and phantom units had an aggregate intrinsic value of $5.0 million and no unit options or phantom units were exercisable. As of September 30, 2007, $0.6 million of unrecognized compensation cost related to non-vested unit options and phantom units is expected to be recognized over the weighted-average period of 1.3 years.
No awards have been granted by the Partnership under the long-term incentive plan since the merger date of August 20, 2007.
11. STOCKHOLDERS’ EQUITY
Upon the closing of the merger, the Company had an aggregate of 300,000,000 shares authorized, of which 250,000,000 can be issued as common stock and 50,000,000 can be issued as preferred stock. All shares have a par value of $0.01 per share.
On August 20, 2007, the Company’s board of directors authorized the repurchase of up to $200 million of the Company’s common stock through August 19, 2009. Under the stock repurchase program, the Company may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. The Company may also implement all or part of the repurchases under a Rule 10b5-1 trading plan, so as to provide the flexibility to extend its share repurchases beyond the quarterly purchasing window. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations, and will be in management’s discretion. Repurchases under the program may commence or be suspended at any time without prior notice. The stock repurchase program may be funded through cash provided by operating activities or borrowings. During the period August 20, 2007 through September 30, 2007, the Company repurchased 641,300 shares of its common stock at an aggregate cost of approximately $50.0 million.
In connection with the merger, all of Hanover’s treasury stock that existed on the date of the merger was retired.
12. COMMITMENTS AND CONTINGENCIES
Exterran has issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	September 30, 2007
Indebtedness of non-consolidated affiliates:
El Furrial (1)	2013	$25,016
Other:
Performance guarantees through letters of credit (2)	2007-2010	262,354
Standby letters of credit	2007-2008	17,075
Commercial letters of credit	2007	12,553
Bid bonds and performance bonds (2)	2007-2012	150,006

Maximum potential undiscounted payments		$467,004

(1)	We have guaranteed the amounts included above, which is a percentage of the total debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate.

(2)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.
As part of our acquisition of Production Operators Corporation in 2001, the Company may be required to make a contingent payment to Schlumberger based on the realization of certain tax benefits by the Company through 2016. To date we have not realized any of such tax benefits that would require a payment or made any payments to Schlumberger in connection with them.

The natural gas service operations business can be hazardous, involving unforeseen circumstances such as uncontrollable flows of gas or well fluids and fires or explosions. As is customary in the natural gas service operations industry, we review our safety equipment and procedures and carry insurance against some, but not all, risks of our business. Our insurance coverage includes property damage, general liability and commercial automobile liability and other coverage we feel is appropriate. We have elected to fully self-insure some of our offshore assets. We believe that these insurance coverages are customary for the industry and adequate for our business, however, losses and liabilities not covered by insurance would increase our costs.
Additionally, we are substantially self-insured for worker’s compensation and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to the deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages.
We are involved in the Cawthorne Channel Project in Nigeria, a project in which Global Gas and Refining Ltd., a Nigerian entity (“Global”), has contracted with an affiliate of Royal Dutch Shell plc (“Shell”) to process gas from some of Shell’s Nigerian oil and gas fields. Pursuant to a contract between us and Global, we provide gas compression and gas processing services from a barge-mounted facility we own that is stationed in a Nigerian coastal waterway. We completed the building of the required barge-mounted facility and our portion of the project was declared commercial by Global in November 2005. The contract runs for a ten-year period which commenced when the project was declared commercial, subject to a purchase option by Global, that is exercisable for the remainder of the term of the contract. Under the terms of a series of contracts between Global and Hanover, Shell and several other counterparties, Global is primarily responsible for the overall project.
During 2006, the area in Nigeria where the Cawthorne Channel Project is located experienced civil unrest and violence, and gas delivery from Shell to the Cawthorne Channel Project was stopped from June 2006 to June 2007. As a result, the Cawthorne Channel Project did not operate from early June 2006 to June 2007. In July 2007, through the end of the quarter, we received gas from Shell and we have begun processing the gas received.
During the nine months ended September 30, 2007, we received approximately $1.3 million in payments, but we did not recognize any revenues related to the Cawthorne Channel Project. Even though we believe we are entitled to payments from Global and have accordingly invoiced Global for such, collectibility is not reasonably assured due to uncertainty regarding when the Cawthorne Channel Project’s operations will be fully operational and Global’s dependence on gas production by the Cawthorne Channel Project to pay its rents to us. Therefore, we billed but did not recognize revenue of approximately $12.6 million related to the Cawthorne Channel Project during the nine months ended September 30, 2007. Based on our analysis of estimated future cash flows, we believe we will recover all of our receivables and our full investment in the Cawthorne Channel Project over the term of the contract.
However, if Shell does not provide gas to the project or if Shell were to terminate its contract with Global for any reason or if we were to terminate our involvement in the Cawthorne Channel Project, we would be required to find an alternative use for the barge facility, which could potentially result in an impairment and write-down of our investment and receivables related to this project and could have a material impact on our consolidated financial position or results of operation. Additionally, due to the environment in Nigeria and Global’s capitalization level, inexperience with projects of a similar nature and lack of a successful track record with respect to this project as well as other factors, there is no assurance that Global can satisfy its obligations under its various contracts, including its contract with us.
This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks, including risks arising from the recent increase in violence and local unrest, could adversely impact any of our operations in Nigeria, and could affect the timing and decrease the amount of revenue we may ultimately realize from our investments in Nigeria. At September 30, 2007, we had net assets of approximately $82.3 million related to projects in Nigeria, a majority of which are related to our capital investment and advances/accounts receivable for the Cawthorne Channel Project.
In the ordinary course of business we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our financial position, results of operation or cash flows for the period in which the resolution occurs.
13. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b)

clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on our consolidated results of operations, cash flows or financial position.
In June 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” that concludes that the presentation of taxes within EITF 06-3’s scope is an accounting policy decision that should be disclosed. If the taxes are reported on a gross basis, companies are required to disclose the amounts of those taxes if such amounts are deemed significant. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2006. The Company presents the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 did not impact the Company’s consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Differences between the amounts recognized on the balance sheet prior to adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings (accumulated deficit). The adoption of FIN 48 on January 1, 2007 resulted in a reduction to stockholders’ equity of $3.7 million.
On the date of our adoption of FIN 48, we had $12.7 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. Our policy is to classify interest and penalties in our provision for income taxes in our consolidated statements of operations. We did not change our policy on the classification of interest and penalties in conjunction with our adoption of FIN 48. We had $1.1 million of accrued interest and $2.7 million of accrued penalties as of the date of our adoption of this interpretation. Tax years beginning in 1999 are still subject to examination by major tax jurisdictions.
The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2008.  However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could be materially different from these estimates.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a single definition of fair value, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the provisions of SFAS No. 157.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provided entities the one-time election to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS No. 159 is effective for financial statements as of the beginning of the first fiscal year that begins after November 15, 2007. Its provision may be applied to an earlier period only if the following conditions are met: (1) the decision to adopt is made after the issuance of SFAS No. 159 but within 120 days after the first day of the fiscal year of adoption, and no financial statements, including footnotes, for any interim period of the adoption year have yet been issued and (2) the requirements of SFAS No. 157 are adopted concurrently with or prior to the adoption of SFAS No. 159. We are currently evaluating the provisions of SFAS No. 159.
14. REPORTABLE SEGMENTS
We manage our business segments primarily based upon the type of product or service provided. We have six principal industry segments: U.S. Contract Operations; International Contract Operations; Aftermarket Services; Compressor and Accessory Fabrication;

Production and Processing Fabrication - Surface Equipment; and Production and Processing Fabrication – Belleli. The U.S. and International Contract Operations segments primarily provide natural gas compression services, production and processing equipment services and maintenance services to meet specific customer requirements on Exterran-owned assets. The Aftermarket Services segment provides a full range of services to support the surface production needs of customers, from installation and normal maintenance and services to full operation of a customer’s owned assets and surface equipment as well as sales of parts and used equipment. The Compressor and Accessory Fabrication segment involves the design, fabrication and sale of natural gas compression units and accessories to meet standard or unique customer specifications. The Production and Processing Fabrication – Surface Equipment segment designs, fabricates and sells equipment used in the production, treating and processing of crude oil and natural gas. Production and Processing Fabrication – Belleli segment provides engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities and construction of tank farms and evaporators and brine heaters for desalination plants.
In the third quarter of 2007, we renamed three of our segments as follows: U.S. Rentals is now referred to as U.S. Contract Operations; International Rentals is now referred to as International Contract Operations; and Parts, Service and Used Equipment is now referred to as Aftermarket Services.
We evaluate the performance of our segments based on segment gross margin. Revenues include only sales to external customers. We do not include intersegment sales when we evaluate the performance of our segments. Our chief executive officer does not review asset information by segment.
The following tables present sales and other financial information by industry segment for the three months and nine months ended September 30, 2007 and 2006. The results below for the three months and nine months ended September 30, 2007 include 42 days of Universal’s operations from the merger date of August 20, 2007 through September 30, 2007.

					Production and
					processing fabrication
	U.S.	International		Compressor and			Reportable
	contract	contract	Aftermarket	accessory	Surface		segments
Three months ended	operations	operations	services	fabrication	equipment	Belleli	total
				(in thousands)
September 30, 2007:
Revenue from external customers	$145,913	$91,530	$150,202	$174,235	$115,461	$76,188	$753,529
Gross margin(1)	83,729	54,799	22,683	39,319	23,655	3,333	227,518
September 30, 2006:
Revenue from external customers	$98,030	$63,792	$47,951	$90,141	$50,776	$65,114	$415,804
Gross margin(1)	58,473	38,264	10,057	15,770	10,471	7,744	140,779

	Three Months Ended
	September 30,
	2007	2006
	(in thousands)
Total revenue for reportable segments	$753,529	$415,804
Gain on sale of business and other income(2)	1	7,980

Total revenues and other income	$753,530	$423,784

(1)	Gross margin, a non-GAAP financial measure, is reconciled to net income (loss) below.

(2)	Includes equity in income of non-consolidated affiliates and gain on sale of business and other income.

					Production and
					processing fabrication
				Compressor
	U.S.	International		and			Reportable
	contract	contract	Aftermarket	accessory	Surface		segments
Nine months ended	operations	operations	services	fabrication	equipment	Belleli	total
	(in thousands)
September 30, 2007:
Revenue from external customers	$345,110	$228,467	$304,206	$392,451	$192,682	$254,800	$1,717,716
Gross margin(1)	203,792	140,755	53,806	88,274	44,937	22,010	553,574
September 30, 2006:
Revenue from external customers	$282,746	$193,818	$152,959	$214,960	$133,992	$164,170	$1,142,645
Gross margin(1)	168,369	123,267	28,942	35,414	24,888	17,433	398,313

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)
Total revenue for reportable segments	$1,717,716	$1,142,645
Gain on sale of business and other income(2)	24,760	59,607

Total revenues and other income	$1,742,476	$1,202,252

(1)	Gross margin, a non-GAAP financial measure, is reconciled to net income (loss) below.

(2)	Includes equity in income of non-consolidated affiliates and gain on sale of business and other income.
The Company defines gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by the Company’s management as it represents the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of the Company’s operations. As an indicator of the Company’s operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP. The Company’s gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.
     The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$(75,391)	$12,279	$(23,925)	$56,402
Equity in (income) loss of non-consolidated affiliates	5,005	(6,313)	(6,957)	(17,391)
Gain on sale of business and other income	(5,006)	(1,667)	(17,803)	(42,216)
Selling, general and administrative	73,025	50,913	181,059	148,751
Merger and integration expenses	34,008	—	37,397	—
Depreciation and amortization	67,133	45,307	170,801	130,352
Fleet impairment	61,945	—	61,945	—
Interest expense	37,483	28,802	91,123	89,729
Foreign currency translation (gain) loss	(4,673)	905	(4,662)	(2,828)
Debt extinguishment costs	70,255	—	70,255	5,902
Other	—	—	—	1,204
Provision (benefit) for income taxes	(38,692)	11,216	(8,085)	29,209
Minority interest, net of tax	2,426	(93)	2,426	—
Income from discontinued operations, net of tax	—	(570)	—	(368)
Gain from sale of discontinued operations, net of tax	—	—	—	(63)
Cumulative effect of accounting change, net of tax	—	—	—	(370)

Gross margin	$227,518	$140,779	$553,574	$398,313

15. DISPOSITIONS
In February 2006, we sold our U.S. amine treating assets to Crosstex Energy Services L.P. (“Crosstex”) for approximately $51.5 million and recorded a pre-tax gain of $28.4 million that is included in gain on sale of business and other income in our consolidated statement of operations. The disposal of these assets did not meet the criteria established for recognition as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Our U.S. amine treating assets had revenues of approximately $7.6 million in 2005. Because Hanover leased back from Crosstex one of the facilities sold in this transaction, approximately $3.3 million of additional gain was deferred into future periods. We also entered into a three-year strategic alliance with Crosstex.
During the first quarter of 2006, Hanover’s board of directors approved management’s plan to dispose of the assets used in our fabrication facility in Canada, which was part of our Production and Processing Fabrication-Surface Equipment segment. These assets were sold in May 2006 as part of management’s plan to improve overall operating efficiency in this line of business. The Canadian assets were sold for approximately $10.1 million and we recorded a pre-tax gain of approximately $8.0 million as a result of the transaction in gain on sale of business and other income in our consolidated statement of operations. The disposal of these assets did not meet the criteria established for recognition as discontinued operations under SFAS No. 144.
16. FLEET IMPAIRMENT
Following completion of the merger between Hanover and Universal, Exterran’s management reviewed the compression fleet assets used in our U.S. Contract Operations segment that existed at the merger date. Management reviewed the Company’s fleet for units that would not be of the type, configuration, make or model that management would want to continue to offer due to the cost to refurbish the equipment, the incremental costs of maintaining more types of equipment and the increased financial flexibility of the new company to build new units in the configuration currently in demand by our customers. Prior to the merger, we had planned to rebuild or reconfigure these units over time to make them into the configurations currently in demand by customers.
We performed a cash flow analysis of the expected proceeds from the disposition to determine the fair value for the fleet assets we decided to dispose of. The net book value of the fleet assets to be disposed of, previously owned by Hanover, exceeded the fair value by $61.9 million, which is recorded as an impairment of our long-lived assets in the current quarter. The impairment is recorded in fleet impairment expense in the consolidated statements of operations. Our plan to dispose of the identified fleet assets did not meet the criteria to be classified as assets held for sale under SFAS No. 144. No impairment charge was recorded on units previously owned by Universal as the intended use/disposition was considered as part of fair value of these units in the allocation of the purchase price.
17. INVESTMENTS IN NON-CONSOLIDATED AFFILIATES
Investments in affiliates that are not controlled by Exterran but where we have the ability to exercise significant influence over the operations are accounted for using the equity method of accounting. Our share of net income or losses of these affiliates is reflected in the consolidated statements of operations as equity in income of non-consolidated affiliates. Our primary equity method investments are comprised of entities that own, operate, service and maintain compression and other related facilities as well as water injection plants.
We own 35.5% of the SIMCO and Harwat Consortium, which owns, operates and services water injection plants in Venezuela. During the third quarter of 2007, we determined that the financial condition and near and long-term prospects of our investment in SIMCO and Harwat Consortium had declined and that we had a loss in our investment that was not temporary. This decline was primarily caused by increased costs to operate their business that is not expected to improve in the near term. In the third quarter of 2007, we recorded an impairment of our investment in the SIMCO and the Harwat Consortium of $6.7 million, which is reflected as a charge in equity in income (loss) of non-consolidated affiliates in our consolidated statements of operations.
18. INCOME TAXES
The decrease in income taxes for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was primarily caused by a reduction in income before income taxes. The decrease in the effective tax rate was primarily due to the benefits realized from reversing $4.0 million of valuation allowances previously recorded against certain non-U.S. subsidiaries’ deferred tax assets and also from claiming approximately $2.8 million in foreign taxes as credits rather than deductions. The decrease in income taxes and effective tax rate was partially offset by the benefit previously recognized during the three months and nine months ended September 30, 2006 from the use of net operating loss carryforwards and capital loss carryforwards in the U.S. that allowed us to reverse a portion of our valuation allowance.
Due to income before taxes from the results of U.S. operations in 2006 and our expectations for income before taxes in 2007 and future years, we reached the conclusion in the fourth quarter of 2006 that it is more likely than not that our net deferred tax assets in the U.S. would be realized. Previously, because of cumulative tax losses in the U.S., we were not able to reach the “more likely than not” criteria of SFAS No. 109 and had recorded a valuation allowance on our net U.S. deferred tax assets. We have recorded valuation allowances for certain other deferred tax assets that are not likely to be realized. If we are required to record and/or reverse additional valuation allowances in the U.S. or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the U.S. federal statutory rate.
As a result of the merger between Hanover and Universal, we have changed our position with respect to foreign taxes by treating foreign taxes as credits rather than deductions. Foreign tax credits that are not utilized in the year they are generated can be carried forward for 10 years offsetting payments of U.S. federal income taxes on a dollar-for-dollar basis. We believe that we will generate sufficient taxable income in the future from our operating activities as well as from the transfer of contract compression assets to the Partnership that will cause us to use our net operating loss carryforwards earlier than we had expected prior to the merger. We expect that the utilization of our net operating carryforwards will allow us to utilize our foreign tax credits within the 10-year carryforward period. We intend to amend our 2005 and 2006 U.S. federal income tax returns to elect the foreign tax credit. A $30.6 million benefit for foreign tax credits generated prior to the merger has been recorded as a purchase accounting adjustment.
Pursuant to Sections 382 and 383 of the Internal Revenue Code, utilization of loss carryforwards and credit carryforwards, such as foreign tax credits, will be subject to annual limitations due to the ownership changes of both Hanover and Universal. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The merger resulted in such an ownership change for both Hanover and Universal. Our ability to utilize loss carryforwards and credit carryforwards against future U.S. federal taxable income and future U.S. federal income tax may be limited. The limitations may cause us to pay U.S. federal income taxes earlier; however, it is not currently expected that any loss carryforwards or credit carryforwards will expire as a result of these limitations.
We record valuation allowances when it is more likely than not that some portion or all of our deferred tax assets (e.g., net operating loss carryforwards, capital loss carryforwards, foreign tax credits, etc.) will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions in the future. We believe the transfer of contract compression assets to the Partnership will generate sufficient capital gains in the future that will allow us to use all of our capital loss carryforwards. The benefit of reversing a $4.4 million valuation allowance related to the capital loss carryforwards was recorded as a purchase accounting adjustment.
19. RELATED-PARTY TRANSACTION
On August 20, 2007, Mr. Ernie L. Danner, a non-employee director of the Company, entered into a consulting agreement with the Company pursuant to which the Company engaged Mr. Danner, on a month-to-month basis, to provide consulting services. In consideration of the services to be rendered, the Company will pay Mr. Danner a consulting fee of approximately $29,500 per month and will reimburse Mr. Danner for expenses incurred on the Company’s behalf.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding future financial position, business strategy, proposed acquisitions, budgets, litigation, projected costs and plans and objectives of management for future operations, and are intended to come within the safe harbor protection provided by that section. You can identify many of these statements by looking for words such as “believes,” “expects,” “will,” “intends,” “projects,” “anticipates,” “estimates” or similar words or the negative thereof.
Such forward-looking statements in this report include, without limitation, statements regarding:
•	our business growth strategy and projected costs;

•	our future financial position;

•	the sufficiency of available cash flows to fund continuing operations;

•	the expected amount of our capital expenditures;

•	anticipated cost savings, future revenue, gross margin and other financial or operational measures related to our business and our primary business segments;

•	the future value of our equipment; and

•	plans and objectives of our management for our future operations.
Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. These forward-looking statements are also affected by the risk factors described below in Part II, Item 1A. “Risk Factors,” those described in Universal’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Amendment No. 1 thereto, Hanover’s Annual Report on Form 10-K for the year ended for the year ended December 31, 2006, as amended by Amendment No. 1 thereto and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
•	conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for natural gas and the impact on the price of natural gas, which could cause a decline in the demand for our compression and oil and natural gas production and processing equipment and services;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	the success of our subsidiaries, including Exterran Partners, L.P.;

•	our inability to realize the anticipated benefits from the merger of Hanover and Universal;

•	changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, kidnappings, the taking of property without fair compensation and legislative changes;

•	changes in currency exchange rates;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment workforce factors, including our ability to hire, train and retain key employees;

•	our inability to implement certain business and financial objectives, such as:
•	international expansion;

•	timely and cost-effective execution of integrated projects,

•	integrating acquired businesses;

•	generating sufficient cash; and

•	accessing the capital markets;
•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.
All forward-looking statements included in this report are based on information available to us on the date of this report. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report.
GENERAL
Exterran Holdings, Inc., together with its subsidiaries (“we”, “us”, “our”, “Exterran”, or the “Company”), is a global market leader in the full-service natural gas compression business and is also a leading provider of service, fabrication and equipment for oil and natural gas production, processing and transportation applications. We sell this equipment and provide complete operation and maintenance services, including run-time guarantees, for both customer-owned equipment and our fleet of contract equipment. Our customers include both major and independent oil and natural gas producers and distributors as well as national oil and gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and gas production and processing equipment, and provide gas processing and treating and oilfield power generation services, primarily to our U.S. and international customers as a complement to our compression services. In addition, through our subsidiary, Belleli Energy S.p.A. (“Belleli”), we provide engineering, procurement and construction services primarily related to the manufacturing and construction of critical process equipment and tank farms for refinery and petrochemical facilities and evaporators and brine heaters for desalination plants.
In the third quarter of 2007, we renamed three of our segments as follows: U.S. Rentals is now referred to as U.S. Contract Operations; International Rentals is now referred to as International Contract Operations; and Parts, Service and Used Equipment is now referred to as Aftermarket Services.
Hanover and Universal Merger
On August 20, 2007, Hanover and Universal completed their business combination pursuant to the Merger Agreement by and among the Company, Hanover, Universal, and two wholly owned subsidiaries of the Company. As a result of the merger, each of Universal and Hanover became a wholly owned subsidiary of the Company, and Universal merged with and into the Company. Hanover was determined to be the acquirer for accounting purposes and, therefore, our financial statements and the financial information included in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflect Hanover’s historical results for the periods prior to the merger date. For more information regarding the merger, please see Note 2 to the Consolidated Financial Statements included in Part I, Item 1 (“Financial Statements”) of this report.
Exterran Partners, L.P. (formerly Universal Compression Partners, L.P.)
As a result of the merger, we became the indirect majority owner of Exterran Partners, L.P. (along with its subsidiaries, the “Partnership”). The Partnership is a master limited partnership that was formed to provide natural gas contract operations services to customers throughout the United States. In October 2006, the Partnership completed its initial public offering, as a result of which the common units owned by the public represented a 49% limited partner ownership interest in the Partnership and Universal owned the remaining equity interest in the Partnership.
In July 2007, the Partnership acquired from Universal contract operations customer service agreements with eight customers and a fleet of 722 compressor units, comprising 281,992 horsepower, or 13% (by then available horsepower) of the combined U.S. contract operations business of Universal and the Partnership. These compressor units serve the compression service needs of the eight customers that became customers of the Partnership upon the closing of the acquisition. In connection with this acquisition, the Partnership assumed $159.6 million in debt from Universal and issued to Universal approximately 2.0 million common units and approximately 82,000 general partner units. Additionally, the Partnership issued approximately 2.0 million common units for proceeds of $69.0 million (net of private placement fees of $1.0 million) to institutional investors in a private placement. The Partnership entered into a Registration Rights Agreement with the purchasers of the units offered in the private placement that, among other things, requires the Partnership to (a) file a shelf registration statement with the Securities and Exchange Commission covering the common units within 180 days of closing and (b) have the shelf registration statement declared effective within 270 days of the closing. The Partnership used the proceeds from the private placement to repay a portion of the debt assumed from Universal.
Additionally, in connection with this acquisition, the Partnership expanded its revolving credit facility from $225 million to $315 million and borrowed an additional $90 million under that facility, which it used, along with available cash, to repay the remainder of the debt assumed from Universal in conjunction with this acquisition. In July 2007, the Partnership entered into two interest rate swap agreements related to its revolving credit facility. Each swap agreement has a notional amount of $40 million. These swap agreements both terminate in October 2011 and have a weighted average fixed rate of 5.33%.
Also, in connection with the closing of the acquisition, the Partnership entered into an amendment (the “First Amendment”) to the Omnibus Agreement. The First Amendment, among other things, increased the cap on selling, general and administrative costs allocable from Universal to the Partnership based on such costs incurred by Universal Compression Holdings on behalf of the Partnership from $2.5 million per quarter to $4.75 million (after taking into account any such costs that the Partnership incurs and pays directly) per quarter and increased the cap on cost of sales from $16.95 per horsepower per quarter to $18.00 per horsepower per quarter (after taking into account any such costs that the Partnership incurs and pays directly). These caps are scheduled to terminate on December 31, 2008.
The general partner of the Partnership is a subsidiary of the Company and the Company consolidates the financial position and results of operations of the Partnership. It is our intention for the Partnership to be our primary growth vehicle for our U.S. contract operations business and to continue to contribute U.S. contract operations customer contracts and assets in exchange for cash or additional interest in the Partnership. As of September 30, 2007, the Partnership had a fleet of approximately 1,700 compressor units comprising approximately 703,000 horsepower, or 16% (by available horsepower) of the Company’s and the Partnership’s combined total U.S. horsepower. For more information regarding the Partnership, please see Note 2 to the Financial Statements.
Debt Refinancing
On August 20, 2007, we completed a refinancing of much of the outstanding debt of Hanover and Universal by entering into two new debt facilities. We entered into a $1.65 billion senior secured credit facility, consisting of an $850 million five-year revolving line of credit and an $800 million six-year term loan, with a syndicate of financial institutions, as well as a $1.0 billion asset-backed securitization facility. As a result of these new credit facilities, all of the debt of Universal and Hanover that existed on the merger date has been replaced, other than Hanover’s convertible debt securities and the credit facility of the Partnership. For more information regarding the refinancing including a summary of the debt extinguishment charges, please see Note 8 to the Financial Statements.
OVERVIEW
Industry Conditions
Natural gas consumption in the United States for the seven months ended July 31, 2007 increased by approximately 5% over the seven months ended July 31, 2006 and is expected to increase by 0.7% per annum until 2030 according to the Energy Information Administration. We believe the outlook for contract operations in the United States will continue to benefit from aging producing natural gas fields that will require more compression to continue producing the same volume of natural gas, and from increasing production from unconventional sources, which include coal beds, shales and tight sands, which generally require more compression than has been required for conventional sources. Recently, the smaller horsepower segments of our compression fleet have experienced some weakness due to shifts in market demands, including more demand for higher horsepower compression, which has benefited the larger horsepower segments of our compression fleet.
Natural gas consumption in areas outside the United States is projected to increase by 2.9% per annum until 2030 according to the Energy Information Administration. We believe this increase in consumption will positively impact the market for contract operations in areas outside the United States as infrastructure will need to be built to accommodate such growth. Additionally, we believe fabrication of production and processing and compression equipment will need to increase to support the infrastructure required to meet this increasing demand.

Financial Highlights
Financial highlights for the three months and nine months ended September 30, 2007, as compared to the prior year periods, which are discussed in greater detail below in “Results of Operations,” were as follows:
•	Revenue and Other Income. Revenue and other income for the three months ended September 30, 2007 was $753.5 million compared to $423.8 million for the prior year period, an increase of 78%. Revenue and other income for the nine months ended September 30, 2007 was $1,742.5 million compared to $1,202.3 million for the prior year period, an increase of 45%. Approximately $150.4 million and $52.3 million of the increase in revenues and gross margin (defined as revenues less cost of sales, excluding depreciation and amortization expense), respectively, was due to the inclusion of Universal’s financial results after the merger date on August 20, 2007. Revenues in the current year benefited from an improvement in market conditions compared to the prior year. Revenue and other income for the nine months ended September 30, 2006 benefited from an $8.0 million gain on the sale of assets in Canada and a $28.4 million gain on the sale of our U.S. amine treating business.

•	Net Income (Loss). Net loss for the three months ended September 30, 2007 was $75.4 million a decrease of $87.7 million and was $23.9 million, a decrease of $80.3 million for the nine months ended September 30, 2007, as compared to the prior year periods.
Net income (loss) for the three and nine months ended September 30, 2007 and 2006 was impacted by the following charges (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Merger and integration expense	$34.0	$—	$37.4	$—
Debt extinguishment charges	70.3	—	70.3	5.9
Fleet impairment	61.9	—	61.9	—
Impairment of investment in non-consolidated affiliate (recorded in Equity in income (loss) of non-consolidated affiliates)	6.7	—	6.7	—
Interest rate swap termination (recorded in Interest expense)	7.0	—	7.0	—

Total	$179.9	$—	$183.3	$5.9

Operating Highlights
The following table summarizes total available horsepower, average operating horsepower, horsepower utilization percentage and compressor and accessory and production and processing fabrication backlog.

Three Months Ended
September 30, 2007
(Horsepower in thousands)
Total Available Horsepower (at period end):
U.S. contract operations	4,365
International contract operations	1,550

Total	5,915

Average Operating Horsepower:
U.S. contract operations	3,662
International contract operations	1,375

Total	5,037

Horsepower Utilization:
Spot (at period end)	84.9%

	September 30, 2007	December 31, 2006	September 30, 2006
		(In millions)
Compressor and Accessory Fabrication Backlog	$395.3	$325.1	$192.4
Production and Processing Equipment Fabrication Backlog(1)	$720.2	$482.5	$496.4

(1)	Includes Belleli backlog of $517.7 million, $414.0 million, and $454.0 million as of September 30, 2007, December 31, 2006, and September 30, 2006, respectively.

RESULTS OF OPERATIONS
The results of operations for the three months and nine months ended September 30, 2007 include Universal’s operations for the 42 days from the date of the merger, August 20, 2007, through September 30, 2007. Accordingly, these results of operations are not representative of a full quarter of operating results for Exterran.
THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006
Summary of Business Line Results
U.S. Contract Operations
(in thousands)

	Three months ended
	September 30,		Increase
	2007	2006	(Decrease)
Revenue	$145,913	$98,030	49%
Cost of sales	62,184	39,557	57%

Gross margin	$83,729	$58,473	43%
Gross margin percentage	57%	60%	(3)%
The increase in revenue and gross margin (defined as revenues less cost of sales, excluding depreciation and amortization expense) was primarily due to the inclusion of the Universal results after the merger and accounted for approximately $47.0 million and $27.8 million of the increase in revenue and gross margin, respectively. Gross margin percentage (defined as revenue less cost of sales, excluding depreciation and amortization expense, divided by revenue) was negatively impacted in the current quarter as compared to the same period last year due to higher repair and maintenance expenses. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP within Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”) of this report.
International Contract Operations
(in thousands)

	Three months ended
	September 30,		Increase
	2007	2006	(Decrease)
Revenue	$91,530	$63,792	43%
Cost of sales	36,731	25,528	44%

Gross margin	$54,799	$38,264	43%
Gross margin percentage	60%	60%	0%
The increase in revenue and gross margin was primarily due to the inclusion of the Universal results after the merger and accounted for approximately $18.9 million and $13.5 million of the increase in revenue and gross margin of international contract operations, respectively. The remaining increase in international contract operations revenue during the three months ended September 30, 2007, compared to the three months ended September 30, 2006, is due primarily to increased revenue in Latin America of approximately $6.5 million. Inclusion of the results of Universal after the merger date improved our gross margin percentage by approximately 3% for the three months ended September 30, 2007. The gross margin percentage improvement from the inclusion of Universal’s results was offset by higher labor and repair and maintenance costs in Argentina and higher repair and maintenance costs in the Eastern Hemisphere, including costs related to the start-up of a new operation.

Aftermarket Services
(in thousands)

	Three months ended
	September 30,		Increase
	2007	2006	(Decrease)
Revenue	$150,202	$47,951	213%
Cost of sales	127,519	37,894	237%

Gross margin	$22,683	$10,057	126%
Gross margin percentage	15%	21%	(6)%
Aftermarket services revenue includes two business components: (1) parts and services and (2) used equipment sales and installation revenues. Our used equipment sales and installation revenue and gross margin percentages vary significantly from period to period and are dependent on the exercise of purchase options on fleet equipment by customers and timing of the start-up of new projects by customers. The increase in aftermarket services revenue during the three months ended September 30, 2007, compared to the three months ended September 30, 2006, is due primarily to the inclusion of Universal’s results after the merger as well as the completion of a $65.9 million installation project at a 3% margin in the Eastern Hemisphere.
For the three months ended September 30, 2007, parts and services revenue was $75.0 million including approximately $25.3 million from the inclusion of Universal’s results after the merger compared to $43.7 million for the three months ended September 30, 2006. Installation revenue and used equipment sales for the three months ended September 30, 2007 was $75.2 million compared to $4.2 million for the three months ended September 30, 2006.
The inclusion of Universal’s results after the merger accounted for approximately $6.1 million of the increase in gross margin for the three months ended September 30, 2007. Aftermarket services gross margin percentage decreased for the three months ended September 30, 2007 to 15% primarily due to the significantly higher installation revenues which had lower margins than parts and services and used equipment sales. For the three months ended September 30, 2007 and 2006, parts and services had a gross margin percentage of 24%. Installation revenue and used equipment sales had a gross margin percentage of 7%, compared to a (6)% gross margin percentage for the three months ended September 30, 2006.
Compressor and Accessory Fabrication
(in thousands)

	Three months ended
	September 30,		Increase
	2007	2006	(Decrease)
Revenue	$174,235	$90,141	93%
Cost of sales	134,916	74,371	81%

Gross margin	$39,319	$15,770	149%
Gross margin percentage	23%	17%	6%
The inclusion of the Universal results after the merger accounted for approximately $29.7 million and $4.9 million of the increase in revenue and gross margin, respectively. The remaining increase in compressor and accessory fabrication revenue, gross margin and gross margin percentage during the three months ended September 30, 2007, compared to the three months ended September 30, 2006, is due primarily to improved market conditions that led to higher sales levels and better pricing.

Production and Processing Equipment Fabrication
(in thousands)

	Three months ended
	September 30,		Increase
	2007	2006	(Decrease)
Revenue	$191,649	$115,890	65%
Cost of sales	164,661	97,675	69%

Gross margin	$26,988	$18,215	48%
Gross margin percentage	14%	16%	(2%)
Production and processing equipment fabrication revenue increased by $75.8 million primarily due to an increase in product sales resulting from improved market conditions as well as $29.7 million of revenues due to the inclusion of Universal’s results after the merger. The Universal revenues related to a project in the Eastern Hemisphere accounted for under the completed contract method of accounting that was near completion on the merger date and was completed by September 30, 2007. Due to the adjustment to record Universal’s inventory at fair value pursuant to the allocation of the purchase price on the date of merger, the inventory related to this project was increased to its sales price which resulted in a gross margin percentage of 0% on this project. This project reduced our production and processing fabrication equipment gross margin percentage by approximately 3%. For further information regarding the purchase price allocation with the merger, see Note 2 to the Financial Statements. Gross margin percentage for the three months ended September 30, 2007 decreased compared to the three months ended September 30, 2006 primarily due to approximately $9.6 million of cost over-runs on one of Belleli’s large projects and the inclusion of Universal’s results after the merger as discussed above. The decrease in gross margin percentage was partially offset by improved pricing related to an improvement in market conditions in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.
Equity in income of non-consolidated affiliates and gain on sale of business and other income
(in thousands)

	Three months ended
	September 30,		Increase
	2007	2006	(Decrease)
Equity in income of non-consolidated affiliates	$(5,005)	$6,313	(179%)
Gain on sale of business and other income	$5,006	$1,667	200%
The decrease in equity in income of non-consolidated affiliates was partially caused by lower equity in earnings from our Venezuelan joint venture El Furrial. El Furrial is a joint venture which we have a 33.3% ownership interest in, that operates gas compression plants in Venezuela. During the three months ended September 30, 2007 we recorded an equity loss of $2.5 million related to El Furrial compared to $2.2 million in equity income for the three months ended September 30, 2006. In addition, we recorded a charge of $6.7 million in the third quarter of 2007 on our investment in the SIMCO and Harwat Consortium due to an impairment of our investment that was determined to be other than temporary. For further information regarding the SIMCO and Harwat Consortium charge, please see Note 17 to the Financial Statements.
The increase in gain on sale of business and other income was primarily due to $3.6 million of gains on sales of trading securities for the three months ended September 30, 2007 compared to $0.7 million for the three months ended September 30, 2006. From time to time, we purchase short-term debt securities denominated in U.S. dollars and exchange them for short-term debt securities denominated in local currency in Latin America to achieve more favorable exchange rates. These funds are utilized in our international contract operations which have experienced an increase in operating costs due to local inflation.

Expenses
(in thousands)

	Three months ended
	September 30,		Increase
	2007	2006	(Decrease)
Selling, general and administrative	$73,025	$50,913	43%
Merger and integration expenses	34,008	—	n/a
Depreciation and amortization	67,133	45,307	48%
Fleet impairment	61,945	—	n/a
Interest expense	37,483	28,802	30%
Foreign currency translation (gain) loss	(4,673)	905	(616)%
Debt extinguishment costs	70,255	—	n/a
The increase in selling, general and administrative expenses (“SG&A”) was primarily due to the inclusion of Universal’s results after the merger and accounted for approximately $16.2 million of the increase in SG&A expense. The remaining increase in SG&A expense is primarily due to higher incentive compensation expenses and costs associated with the increase in business activity. As a percentage of revenue and other income, SG&A for Exterran for the three months ended September 30, 2007 was 10%, compared to 12% for the three months ended September 30, 2006.
Merger and integration expenses related to the merger between Hanover and Universal were $34.0 million during the three months ended September 30, 2007. These expenses are primarily made up of amortization of retention bonus awards, acceleration of vesting of Hanover restricted stock, stock options and long-term cash incentives, change of control payments for Hanover executives and severance for Hanover employees. Acceleration of vesting of restricted stock and stock options, change of control payments, and severance related to Universal employees were recorded as part of the purchase price allocation and therefore are not reflected in merger and integration expenses. For further information regarding merger and integration expenses, please see Note 2 to the Financial Statements.
The inclusion of Universal’s results after the merger accounted for approximately $16.8 million of the increase in depreciation and amortization expense. The remaining increase in depreciation and amortization expense during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was primarily due to property, plant and equipment additions since September 30, 2006.
The Company recorded an impairment of fleet equipment of $61.9 million in the three months ended September 30, 2007. For further information regarding the impairment, please see Note 16 to the Financial Statements.
The increase in interest expense during the three months ended September 30, 2007 compared to the three months ended September 30, 2006, was primarily due to the inclusion of additional interest related to Universal’s debt after the merger compared to interest on our debt before the merger and a $7.0 million charge to interest expense in the three months ended September 30, 2007 from the termination of two fair value hedges. For further information regarding the debt refinancing, please see Note 8 to the Financial Statements.
Foreign currency translation for the three months ended September 30, 2007 and 2006 was a gain of $4.7 million and a loss of $0.9 million, respectively. The inclusion of Universal’s results after the merger accounted for $1.4 million of the increase in foreign currency translation gain. The increase in foreign exchange gain is primarily due to the strengthening of the Euro against the U.S. Dollar during the three months ended September 30, 2007, while the exchange rate between the Euro and the U.S. Dollar remained relatively flat during the three months ended September 30, 2006.

The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Canada	$525	$(61)
Argentina	(22)	(73)
Venezuela	(28)	6
Brazil	752	74
Italy	2,923	(637)
All other countries	523	(214)

Exchange gain (loss)	$4,673	$(905)

The impact of foreign exchange on our statements of operations will depend on the amount of our net asset and liability positions exposed to currency fluctuations in future periods.
The increase in debt extinguishment costs was due to call premium and tender fees paid to retire various Hanover notes that was part of the debt refinancing and a charge of $16.4 million related to the write-off of deferred financing costs in conjunction with the refinancing completed during the three months ended September 30, 2007. For further information regarding the debt refinancing, please see Note 8 to the Financial Statements.
Income Taxes
(in thousands)

	Three months ended
	September 30,		Increase
	2007	2006	(Decrease)
Income taxes	$(38,692)	$11,216	(445)%
Effective tax rate	35%	49%	(14)%
The decrease in income taxes for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was primarily caused by a reduction in income before income taxes. The decrease in the effective tax rate was primarily due to benefits realized from reversing $4.0 million of valuation allowances previously recorded against certain non-U.S. subsidiaries’ deferred tax assets and claiming approximately $2.8 million in foreign taxes as credits rather than deductions. The decrease in income taxes and effective tax rate was also partially offset by the benefit previously recognized during the three months ended September 30, 2006 from the use of net operating loss carryforwards and capital loss carryforwards in the U.S. that allowed us to reverse a portion of our valuation allowances.
Due to income before income taxes from the results of U.S. operations in 2006 and our expectations for income before income taxes in 2007 and future years, we reached the conclusion in the fourth quarter of 2006 that it is more likely than not that our net deferred tax assets in the U.S. would be realized. Previously, because of cumulative tax losses in the U.S., we were not able to reach the “more likely than not” criteria of SFAS No. 109 and had recorded a valuation allowance on our net U.S. deferred tax assets. We have recorded valuation allowances for certain other deferred tax assets that are not likely to be realized. If we are required to record and/or reverse additional valuation allowances in the U.S. or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the U.S. federal statutory rate.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006
Summary of Business Line Results
U.S. Contract Operations
(in thousands)

	Nine months ended
	September 30,		Increase
	2007	2006	(Decrease)
Revenue	$345,110	$282,746	22%
Cost of sales	141,318	114,377	24%

Gross margin	$203,792	$168,369	21%
Gross margin percentage	59%	60%	(1)%
The increase in revenue and gross margin was primarily due to the inclusion of the Universal results after the merger and accounted for approximately $47.0 million and $27.8 million of the increase in revenue and gross margin, respectively. The remaining increase in U.S. contract operations revenue during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, is due primarily to an improvement in market conditions for large horsepower units that has led to growth in contracted horsepower for those larger horsepower units and an improvement in pricing. The improvement in market conditions for large horsepower units was partially offset by lower utilization of smaller horsepower units. Gross margin percentage decreased from 60% in the prior year to 59% in the current year primarily due to higher repair and maintenance expenses.
International Contract Operations
(in thousands)

	Nine months ended
	September 30,		Increase
	2007	2006	(Decrease)
Revenue	$228,467	$193,818	18%
Cost of sales	87,712	70,551	24%

Gross margin	$140,755	$123,267	14%
Gross margin percentage	62%	64%	(2)%
The increase in revenue and gross margin was primarily due to the inclusion of the Universal results after the merger and accounted for approximately $18.9 million and $13.5 million of the increase in revenue and gross margin, respectively. The remaining increase in international contract operations revenue and gross margin during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, is due primarily to increased revenue in Latin America of approximately $16.9 million. Inclusion of the results of Universal after the merger date improved our gross margin percentage by approximately 1% during the nine months ended September 30, 2007. This increase in gross margin percentage was offset by higher labor and repair and maintenance costs in Argentina as well as higher repair and maintenance costs in the Eastern Hemisphere. Gross margin percentage was also negatively impacted by lower revenues and margins in Nigeria during the nine months ended September 30, 2007. Revenue related to our Nigerian Cawthorne Channel Project was not recognized during the nine months ended September 30, 2007; however, we recorded expenses of $3.7 million related to this project. The nine months ended September 30, 2006 included $7.4 million in revenue and $4.0 million in costs related to the project. For further information regarding the Cawthorne Channel Project, please see Note 12 to the Financial Statements.

Aftermarket Services
(in thousands)

	Nine months ended
	September 30,		Increase
	2007	2006	(Decrease)
Revenue	$304,206	$152,959	99%
Cost of sales	250,400	124,017	102%

Gross margin	$53,806	$28,942	86%
Gross margin percentage	18%	19%	(1)%
Aftermarket services revenue includes two business components: (1) parts and services and (2) used equipment sales and installation revenues. Our used equipment sales and installation revenue and gross margin percentages vary significantly from period to period and are dependent on the exercise of purchase options on fleet equipment by customers and timing of the start-up of new projects by customers. The increase in aftermarket services revenue during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, was due primarily to the inclusion of Universal’s results after the merger and an $87.8 million increase in installation sales including the completion of a $65.9 million installation project at a 3% margin in the Eastern Hemisphere.
For the nine months ended September 30, 2007, parts and services revenue was $172.2 million including approximately $25.3 million from the inclusion of Universal’s results after the merger compared to $128.6 million for the nine months ended September 30, 2006. Installation revenue and used equipment sales for the nine months ended September 30, 2007 was $132.0 million compared to $24.4 million for the nine months ended September 30, 2006.
The inclusion of Universal’s results after the merger accounted for approximately $6.1 million of the increase in gross margin for the nine months ended September 30, 2007. Aftermarket services gross margin percentage decreased for the nine months ended September 30, 2007 to 18% primarily due to the significantly higher installation revenues which had lower margins than parts and services and used equipment sales. For the nine months ended September 30, 2007, parts and services had a gross margin percentage of 25% compared to 23% for the nine months ended September 30, 2006. Installation revenue and used equipment sales had a gross margin percentage of 8%, compared to a (4)% gross margin percentage for the nine months ended September 30, 2006.
Compressor and Accessory Fabrication
(in thousands)

	Nine months ended
	September 30,		Increase
	2007	2006	(Decrease)
Revenue	$392,451	$214,960	83%
Cost of sales	304,177	179,546	69%

Gross margin	$88,274	$35,414	149%
Gross margin percentage	22%	16%	6%
The inclusion of the Universal results after the merger accounted for approximately $29.7 million and $4.9 million of the increase in revenue and gross margin, respectively. The remaining increase in compressor and accessory fabrication revenue, gross margin and gross margin percentage during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, was due primarily to improved market conditions that led to higher sales levels and better pricing.

Production and Processing Equipment Fabrication
(in thousands)

	Nine months ended
	September 30,		Increase
	2007	2006	(Decrease)
Revenue	$447,482	$298,162	50%
Cost of sales	380,535	255,841	49%

Gross margin	$66,947	$42,321	58%
Gross margin percentage	15%	14%	1%
Production and processing equipment fabrication revenue increased $149.3 million primarily due to an increase in product sales resulting from improved market conditions as well as $29.7 million of revenues due to the inclusion of Universal’s results after the merger. The Universal revenues related to a project in the Eastern Hemisphere accounted for under the completed contract method of accounting that was near completion on the merger date and was completed by September 30, 2007. Due to the adjustment to record Universal’s inventory at fair value pursuant to the allocation of the purchase price on the date of merger, the inventory related to this project was increased to its sales price which resulted in a gross margin percentage of 0% on this project. This project reduced our production and processing fabrication equipment gross margin percentage by approximately 1% for the nine months ended September 30, 2007. For further information regarding the purchase price allocation with the merger, see Note 2 to the Financial Statements. Gross margin percentage for the nine months ended September 30, 2007 increased due to improved pricing related to an improvement in market conditions in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The impact of improved pricing on gross margin percentage was partially offset by the Universal revenues discussed above and approximately $16.3 million of cost over-runs on one of Belleli’s large projects.
Equity in income of non-consolidated affiliate and gain on sale of business and other income
(in thousands)

	Nine months ended
	September 30,		Increase
	2007	2006	(Decrease)
Equity in income of non-consolidated affiliates	$6,957	$17,391	(60%)
Gain on sale of business and other income	$17,803	$42,216	(58%)
The decrease in equity in income of non-consolidated affiliates was partially caused by lower equity in earnings from our Venezuelan joint venture El Furrial. El Furrial is a joint venture in which we have a 33.3% ownership interest, that operates gas compression plants in Venezuela. During the nine months ended September 30, 2007 we recorded equity income of $0.8 million related to El Furrial compared to $5.4 million in equity income for the nine months ended September 30, 2006. In addition, we also recorded a charge of $6.7 million in the third quarter of 2007 on our investment in the SIMCO and Harwat Consortium due to an impairment of our investment that was determined to be other than temporary. For further information regarding the SIMCO and Harwat Consortium charge, please see Note 17 to the Financial Statements.
The decrease in gain on sale of business and other income was primarily due to a pre-tax gain of $28.4 million on the sale of our U.S. amine treating business in the first quarter of 2006 and an $8.0 million pre-tax gain on the sale of assets used in our production and processing fabrication facility in Canada during the second quarter of 2006. This decrease was partially offset by $11.7 million of higher gains on trading securities in the nine months ended September 30, 2007. From time to time, we purchase short-term debt securities denominated in U.S. dollars and exchange them for short-term debt securities denominated in local currency in Latin America to achieve more favorable exchange rates. These funds are utilized in our international contract operations which have experienced an increase in operating costs due to local inflation.

Expenses
(in thousands)

	Nine months ended
	September 30,		Increase
	2007	2006	(Decrease)
Selling, general and administrative	$181,059	$148,751	22%
Merger and integration expenses	37,397	—	n/a
Depreciation and amortization	170,801	130,352	31%
Fleet impairment	61,945	—	n/a
Interest expense	91,123	89,729	2%
Foreign currency translation (gain) loss	(4,662)	(2,828)	65%
Debt extinguishment costs	70,255	5,902	1,090%
Other	—	1,204	(100)%
The inclusion of Universal’s results after the merger accounted for approximately $16.2 million of the increase in SG&A. The remaining increase in SG&A expense was primarily due to higher incentive compensation expenses and costs associated with the increase in business activity. For Exterran, as a percentage of revenue and other income, SG&A for the nine months ended September 30, 2007 was 10%, compared to 12% for the nine months ended September 30, 2006.
Merger and integration expenses related to the merger between Hanover and Universal were $37.4 million during the nine months ended September 30, 2007. These expenses are primarily made up of amortization of retention bonus awards, acceleration of vesting of Hanover restricted stock and stock options and long-term cash incentives, change of control payments for Hanover executives and severance for employees. Acceleration of vesting of restricted stock and stock options, change of control payments, and severance related to Universal employees were recorded as part of the purchase price allocation and therefore are not reflected in merger and integration expenses. For further information regarding merger and integration expenses, please see Note 2 to the Financial Statements.
The inclusion of Universal’s results after the merger accounted for approximately $16.8 million of the increase in depreciation and amortization expense. The remaining increase in depreciation and amortization expense during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily due to property, plant and equipment additions since September 30, 2006.
The Company recorded an impairment of fleet equipment of $61.9 million in the third quarter of 2007. For further information regarding the impairment, please see Note 16 to the Financial Statements.
The increase in interest expense during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily due to the inclusion of additional interest related to Universal’s debt after the merger compared to interest on our debt before the merger and a $7.0 million charge to interest expense in the third quarter of 2007 from the termination of two fair value hedges. For further information regarding the debt refinancing, please see Note 8 to the Financial Statements.
Foreign currency translation for the nine months ended September 30, 2007 and 2006 was a gain of $4.7 million and a gain of $2.8 million, respectively. The inclusion of Universal’s results after the merger accounted for $1.4 million of the increase in foreign currency translation gain. The increase in foreign currency translation gain is primarily due to the decrease in exchange losses realized in Canada and Argentina in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

The following table summarizes the exchange gains and losses we recorded for assets exposed to currency translation (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Canada	$473	$(1,078)
Argentina	(48)	(1,020)
Venezuela	(41)	581
Brazil	1,116	97
Italy	3,272	3,617
All other countries	(110)	631

Exchange gain/(loss)	$4,662	$2,828

The impact of foreign exchange on our statements of operations will depend on the amount of our net asset and liability positions exposed to currency fluctuations in future periods.
The increase in debt extinguishment costs was due to a call premium and tender fees paid to retire various Hanover notes that was part of the debt refinancing completed by the Company and a charge of $16.4 million related to the write-off of deferred financing costs in conjunction with the refinancing completed during the third quarter of 2007. For further information regarding the debt refinancing, please see Note 8 to the Financial Statements. Debt extinguishment costs during the nine months ended September 30, 2006 relate to the call premium to repay Hanover’s 11% Zero Coupon Subordinated Notes due March 31, 2007.
Income Taxes
(in thousands)

	Nine months ended
	September 30,		Increase
	2007	2006	(Decrease)
Income taxes	$(8,085)	$29,209	(128)%
Effective tax rate	27%	34%	(7)%
The decrease in income taxes for the nine months ended September 30, 2007 compared to nine months ended September 30, 2006 was primarily caused by a reduction in income before income taxes. The decrease in the effective tax rate was primarily due to benefits realized from reversing $4.0 million of valuation allowances previously recorded against certain non-U.S. subsidiaries’ deferred tax assets and claiming approximately $2.8 million in foreign taxes as credits rather than deductions. The decrease in income taxes and effective tax rate was also partially offset by the benefit previously recognized during the nine months ended September 30, 2006 from the use of net operating loss carryforwards and capital loss carryforwards in the U.S. that allowed us to reverse a portion of our valuation allowances.
Due to income from the results of U.S. operations in 2006 and our expectations for income in 2007 and future years, we reached the conclusion in the fourth quarter of 2006 that it is more likely than not that our net deferred tax assets in the U.S. would be realized. Previously, because of cumulative tax losses in the U.S., we were not able to reach the “more likely than not” criteria of SFAS No. 109 and had recorded a valuation allowance on our net U.S. deferred tax assets. We have recorded valuation allowances for certain other deferred tax assets that are not likely to be realized. If we are required to record and/or reverse additional valuation allowances in the U.S. or any other jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the U.S. federal statutory rate.
Cumulative Effect of Accounting Change, Net of Tax
On January 1, 2006, we recorded the cumulative effect of change in accounting related to our adoption of SFAS No. 123R, “Stock-Based Payments”), of $0.4 million (net of tax of $0) which related to the requirement to estimate future forfeitures on restricted stock awards.

LIQUIDITY AND CAPITAL RESOURCES
The results of operations for the three months and nine months ended September 30, 2007 include Universal’s operations for the 42 days from the date of the merger, August 20, 2007, through September 30, 2007. Accordingly, these results of operations are not representative of a full quarter of operating results for Exterran.
Our unrestricted cash balance was $95.5 million at September 30, 2007, compared to $73.3 million at December 31, 2006. Working capital increased to $632.4 million at September 30, 2007 from $326.6 million at December 31, 2006. The increase in working capital was primarily attributable to the addition of Universal’s working capital and an increase in accounts receivable, partially offset by an increase in accrued liabilities.
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the table below (dollars in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Net cash provided by (used in) continuing operations:
Operating activities	$107,841	$75,242
Investing activities	(180,319)	(97,574)
Financing activities	90,037	27,788
Effect of exchange rate changes on cash and cash equivalents	4,679	991
Net cash provided by discontinued operations	—	431

Net change in cash and cash equivalents	$22,238	$6,878

Operating Activities: The increase in cash provided by operating activities for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, was primarily due to the payment during the nine months ended September 30, 2006 of $86.1 million of interest that had accreted from August 31, 2001 to March 31, 2006 on our 11% Zero Coupon Subordinated Notes, which were redeemed in the first quarter of 2006. Our 2007 cash flows also benefited from a decrease in inventory, excluding the impact of the merger, and the inclusion of operating cash flows from Universal after the merger date of August 20, 2007. Partially offsetting these increases to cash provided by operating activities during the nine months ended September 30, 2007 were decreases in advance billings and an increase in cost in excess of billings, excluding the impact of amounts acquired in the merger. The decrease in inventory and advance billings, excluding the impact of amounts acquired in the merger, was due to the completion of a large project in the Eastern Hemisphere.
Investing Activities: The increase in cash used in investing activities during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily attributable to higher capital expenditures during the nine months ended September 30, 2007 and $52.1 million of proceeds from sales of businesses in the nine months ended September 30, 2006. This increase in cash used in investing activities was partially offset by cash acquired in the Universal merger during the nine months ended September 30, 2007.
Financing Activities: The increase in cash provided by financing activities was primarily due to increased borrowings to fund increased capital expenditures and an increase in cash provided from stock option exercises. Cash provided by financing activities was also impacted by approximately $50.0 million of stock repurchases made by us during the nine months ended September 30, 2007.
Capital Expenditures: We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns, over its expected useful life, that exceed our return on capital targets. We currently plan to spend approximately $325 million to $350 million on net capital expenditures during 2007 including (1) fleet equipment additions and (2) approximately $110 million to $120 million on equipment maintenance capital. Capital expenditures include Universal’s capital expenditures beginning on the merger date of August 20, 2007. See additional cash contractual obligations existing at September 30, 2007 within Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Contractual Obligations”) of this report.
Long - Term Debt and Debt Refinancing: Following the merger of Hanover and Universal, we completed a refinancing of a significant amount of our outstanding debt on the merger date. We entered into a $1.65 billion senior secured credit facility and a $1.0 billion asset-backed securitization facility. As a result of this refinancing, substantially all of the debt of Universal and Hanover outstanding on the merger date has been retired or redeemed, with the exception of Hanover’s convertible senior debt securities and the credit facility of the Partnership. For more information regarding the refinancing and the repayment of debt, please see Note 8 to the Financial Statements.

On August 20, 2007, the Company, as U.S. Borrower, and our wholly owned subsidiary, Exterran Canada, Limited Partnership, as Canadian Borrower (together the “Borrowers”), entered into a credit agreement (the “Credit Agreement”) with various financial institutions as the lenders and Wachovia Bank, National Association, as U.S. Administrative Agent (“Wachovia”) and Wachovia Capital Finance Corporation (Canada), as Canadian Administrative Agent. The Credit Agreement consists of (a) a revolving senior secured credit facility (the “Revolver”) in the aggregate amount of $850 million, which includes a variable allocation for a Canadian tranche and the ability to issue letters of credit under the facility and (b) a term loan (the “Term Loan”) senior secured credit facility, in the aggregate amount of $800 million (collectively, the “Credit Facility”). Subject to certain conditions, at the request of the Company, the aggregate commitments of the lenders under the Credit Facility may be increased by an additional $400 million less the amount of any outstanding borrowing under the 2007 ABS Facility in excess of $800 million. At September 30, 2007 substantially all amounts outstanding were LIBOR loans.
The Credit Agreement bears interest, if the borrowings are in U.S. dollars, at the Company’s option, at a Base Rate or LIBOR plus an applicable margin or, if the borrowings are in Canadian dollars, at the Company’s option, U.S. dollar LIBOR, U.S. dollar Base Rate or Canadian prime rate plus the applicable margin or the Canadian Dollar bankers’ acceptance (“CDOR”) rate. The applicable margin varies depending on the Company’s debt ratings (i) in the case of LIBOR loans, from 0.65% to 1.75% or (ii) in the case of Base Rate or Canadian prime rate loans, from 0.0% to 0.75%. The initial applicable margin was 1.00% and declined to 0.825% on October 1, 2007. The Base Rate is the higher of the U.S. Prime Rate or the Federal Funds Rate plus 0.5%. The weighted average interest rate at September 30, 2007 on the outstanding balance excluding the effect of related cash flow hedges was 6.5%.
The Credit Agreement contains various covenants with which the Borrowers and their subsidiaries must comply with, including, but not limited to, limitations on incurrence of indebtedness, limitations on investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. The Company must also maintain, on a consolidated basis, required leverage and interest coverage ratios. Additionally, the Credit Agreement contains customary conditions, representations and warranties, events of default and indemnification provisions. The Company’s indebtedness under the Credit Facility is collateralized by liens on substantially all of the personal property in the United States of the Company, as defined in the U.S. Collateral Agreement between the Company and others in favor of Wachovia, as U.S. Administrative Agent. The assets of the Partnership and Exterran ABS 2007 LLC are not collateral under the Credit Agreement. Exterran Canada’s indebtedness under the Credit Facility is collateralized by liens on substantially all of our personal property in Canada, as defined in the Canadian Collateral Agreement between it and Wachovia Capital Finance Corporation (Canada). The Company has executed a U.S. Pledge Agreement in favor of Wachovia pursuant to which the Company and our Significant Subsidiaries (as defined in the Credit Agreement) are required to pledge their equity and the equity of certain subsidiaries to Wachovia. The Partnership and Exterran ABS 2007 LLC are not pledged under this agreement and do not guarantee debt under the Credit Facility. The U.S. Borrower guarantees the payment of the principal and interest on each Canadian tranche loan made to the Canadian Borrower under the Credit Agreement.
As of September 30, 2007, we had $87.0 million in outstanding borrowings and approximately $260.1 million in letters of credit outstanding under our Revolver. Additional borrowings of up to approximately $502.9 million were available under that facility as of September 30, 2007.
On August 20, 2007, the Company’s wholly owned subsidiary, Exterran ABS 2007 LLC (along with its subsidiaries “Exterran ABS”), entered into a $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”) and issued $400 million of Series 2007-1 notes under this facility at a price equal to 100% of the principal amount thereof. On September 18, 2007, an additional $400 million of Series 2007-1 notes (collectively with the August 20, 2007 issuance, the “Series 2007-1 Notes”) were issued under this facility. The Series 2007-1 Notes were issued pursuant to an Indenture, dated as of August 20, 2007 (the “Indenture”), and the related Series 2007-1 Supplement of the same date. Interest and fees payable to the noteholders will accrue on the Series 2007-1 Notes at a variable rate consisting of an applicable margin plus, at the option of the Exterran ABS either (a) LIBOR plus an applicable margin or (b) a Base Rate. For outstanding amounts up to $800 million, the applicable margin is 0.825%. For amounts outstanding over $800 million, the applicable margin will be 1.35%. The Base Rate is defined as the higher of the Prime Rate or the Federal Funds Rate plus 1.50%. The weighted average interest rate at September 30, 2007 on the Series 2007-1 Notes excluding the effect of related cash flow hedges was 6.6%. The Series 2007-1 Notes are revolving in nature and are payable in July 2012. The amount outstanding at any time is limited to the lower of (i) 80% of the appraised value of the natural gas compression equipment owned by Exterran ABS and its subsidiaries (ii) 4.5 times free cash flow or (iii) the amount calculated under an interest coverage test, each as defined in the indenture. The Indenture contains customary terms and conditions with respect to an issuance of asset-backed securities, including representations and warranties, covenants and events of default.

Repayment of the Series 2007-1 Notes has been secured by a pledge of all of the assets of Exterran ABS, consisting primarily of a fleet of natural gas compressors and related contracts to provide compression services to the Company’s customers.
The Partnership, as guarantor, and EXLP Operating LLC, a wholly owned subsidiary of the Partnership (“the Operating Partnership” and together with the Partnership “Partnership Borrowers”), entered into a senior secured credit agreement in 2006. The credit facility under the credit agreement was expanded in 2007 and consists of a five-year $315 million revolving credit facility, which matures in October 2011. As of September 30, 2007, there was $220.0 million in outstanding borrowings under the revolving credit facility and $95.0 million was available for additional borrowings.
The Partnership’s revolving credit facility bears interest at a Base Rate as defined in the credit agreement or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on the Partnership’s Leverage Ratio, varies (i) in the case of LIBOR loans, from 1.0% to 2.0% or (ii) in the case of Base Rate loans, from 0.0% to 1.0%. The Base Rate is the higher of the U.S. Prime Rate or the Federal Funds Rate plus 0.5%. At September 30, 2007 all amounts outstanding were LIBOR loans and the applicable margin was 1.25%. The weighted average interest rate on the outstanding balance at September 30, 2007, excluding the effect of related cash flow hedges was 6.7%.
Borrowings under the credit agreement are secured by substantially all of the personal property assets of the Partnership Borrowers. In addition, all of the capital stock of the Partnership’s U.S. restricted subsidiaries has been pledged to secure the obligations under the credit agreement.
Under the credit agreement, the Operating Partnership and the Partnership are subject to certain limitations, including limitations on their ability to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and distributions. The Partnership Borrowers are also subject to financial covenants which include a total leverage and an interest coverage ratio.
As of September 30, 2007, we had approximately $2.2 billion in outstanding debt obligations, consisting of $800 million outstanding under the 2007 ABS facility, $800 million outstanding under our term loan, $87 million outstanding under our $850 million revolving credit facility, $335.8 million outstanding under our 4.75% convertible notes and $220.0 million outstanding under the Partnership’s revolving credit facility. The Company and the Partnership Borrowers were in compliance with their debt covenants as of September 30, 2007.
The interest rate we pay on some of our variable rate debt can be affected by changes in our credit rating. As of September 30, 2007, our credit ratings as assigned by Moody’s and Standard & Poor’s were:

Standard
	Moody’s	& Poor’s
Outlook	Stable	Stable
Corporate Family Rating	Ba2	BB
Exterran Senior Secured Credit Facility	Ba2	BB+
4.75% convertible senior notes due 2008	—	B+
4.75% convertible senior notes due 2014	—	B+
Historically, we have financed capital expenditures with a combination of net cash provided by operating and financing activities. Based on current market conditions, we expect that net cash provided by operating activities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through December 31, 2007, but to the extent it is not, we may borrow additional funds under our revolving credit facilities or we may obtain additional debt or equity financing.
Stock Repurchase Program. On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. See further discussion of the stock repurchase program in Note 11 to the Financial Statements. During the nine months ended September 30, 2007, we repurchased 641,300 shares of our common stock at an aggregate cost of $50.0 million. See Part II, Item 2 (“Unregistered Sales of Equity Securities and Use of Proceeds”) for information regarding these repurchases.

Office Lease. In August 2007, we entered into an office lease agreement to lease approximately 235,000 square feet of space in Houston that will serve as our worldwide headquarters. Our obligation to make lease payments will commence in March 2008 and will continue for 10 years. Base rent under the lease agreement is an aggregate of $13.8 million over the first five years and an aggregate of $14.6 million over the last five years. We have the right to extend the lease for up to ten years at the conclusion of the initial ten year term.
Dividends: None of Hanover, Universal or Exterran has paid any cash dividends on their common stock since formation, and we do not anticipate paying such dividends in the foreseeable future. Our board of directors anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to repay our debt, repurchase our stock or develop and expand our business. Any future determinations to pay cash dividends on our common stock will be at the discretion of our board of directors and will depend on our results of operations and financial condition, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.
Partnership Distributions to Unitholders. The Partnership’s partnership agreement requires it to distribute all of its “available cash” quarterly. Under the partnership agreement, available cash is defined to generally mean, for each fiscal quarter, (1) cash on hand at the Partnership at the end of the quarter in excess of the amount of reserves its general partner determines is necessary or appropriate to provide for the conduct of its business, to comply with applicable law, any of its debt instruments or other agreements or to provide for future distributions to its unitholders for any one or more of the upcoming four quarters, plus, (2) if the Partnership’s general partner so determines, all or a portion of the Partnership’s cash on hand on the date of determination of available cash for the quarter.
Under the terms of the partnership agreement, there is no guarantee that unitholders will receive quarterly distributions from the Partnership. The Partnership’s distribution policy is subject to certain restrictions and may be changed at any time, including (1) restrictions contained in the Partnership’s $315 million revolving credit facility, (2) the general partner of the Partnership’s establishment of reserves to fund future operations or cash distributions to the Partnership’s unitholders, (3) restrictions contained in the Delaware Revised Uniform Limited Partnership Act or (4) the Partnership’s lack of sufficient cash to pay distributions.
Through our ownership of common and subordinated units and all of the equity interests in the general partner of the Partnership, we expect to receive cash distributions from the Partnership. Our rights to receive distributions of cash from the Partnership as holder of subordinated units are subordinated to the rights of the common unitholders to receive such distributions.
On October 30, 2007, the board of directors of the general partner of the Partnership approved a cash distribution of $0.40 per unit, or $6.8 million. The distribution covers the time period from July 1, 2007 to September 30, 2007. The record date for this distribution is November 9, 2007 and payment is expected to occur on November 14, 2007.

Contractual cash obligations. The following summarizes our contractual cash obligations at September 30, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2007	2008-2009	2010-2011	Thereafter
	(In thousands)
Long term Debt(1)
4.75% convertible senior notes due 2008	$192,000	$—	$192,000	$—	$—
4.75% convertible senior notes due 2014	143,750	—	—	—	143,750
Other	262	—	94	168	—
Bank credit facility due 2012	87,000	—	—	—	87,000
Bank senior term loan	800,000	—	20,000	100,000	680,000
The Partnership’s revolving credit facility due 2011	220,000	—	—	220,000	—
2007 ABS Facility notes due 2012	800,000	—	—	—	800,000

Total long-term debt	2,243,012	—	212,094	320,168	1,710,750

Interest on long-term debt(2)	594,120	29,186	232,338	223,226	109,370

Purchase commitments	756,619	651,287	105,332	—	—
Facilities and other equipment operating leases	49,317	4,051	13,663	8,265	23,338

Total contractual cash obligations	$3,643,068	$684,524	$563,427	$551,659	$1,843,458

(1)	For more information on our long-term debt see Note 8 to the Financial Statements.

(2)	Interest amounts calculated using interest rates in effect as of September 30, 2007, including the effect of interest rate swaps.
NEW ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements that may affect us, please see Note 13 to the Financial Statements.

NON-GAAP FINANCIAL MEASURES
We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.
The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$(75,391)	$12,279	$(23,925)	$56,402
Equity in (income) loss of non-consolidated affiliates	5,005	(6,313)	(6,957)	(17,391)
Gain on sale of business and other income	(5,006)	(1,667)	(17,803)	(42,216)
Selling, general and administrative	73,025	50,913	181,059	148,751
Merger and integration expenses	34,008	—	37,397	—
Depreciation and amortization	67,133	45,307	170,801	130,352
Fleet impairment	61,945	—	61,945	—
Interest expense	37,483	28,802	91,123	89,729
Foreign currency translation (gain) loss	(4,673)	905	(4,662)	(2,828)
Debt extinguishment costs	70,255	—	70,255	5,902
Other	—	—	—	1,204
Provision (benefit) for income taxes	(38,692)	11,216	(8,085)	29,209
Minority interest, net of tax	2,426	(93)	2,426	—
Income from discontinued operations, net of tax	—	(570)	—	(368)
Gain from sale of discontinued operations, net of tax	—	—	—	(63)
Cumulative effect of accounting change, net of tax	—	—	—	(370)

Gross margin	$227,518	$140,779	$553,574	$398,313

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk due to variable interest rates under our financing arrangements.
As of September 30, 2007, after taking into consideration interest rate swaps, we had approximately $772.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1.0% increase in interest rates would result in an approximate $7.7 million annual increase in our interest expense.
Interest Rate Swap Arrangements: We are a party to interest rate swap agreements that are recorded at fair value in our financial statements. We do not use derivative financial instruments for trading or other speculative purposes. A change in the underlying interest rates may also result in a change in their recorded value.
As of September 30, 2007, the notional amount of the interest rate swap agreements related to our ABS facility was $680.0 million and the fair value of these interest rate swap agreements was a derivative asset of approximately $0.4 million. The interest rate swap agreements remain at a notional amount of $680.0 million through July 2012 then decline to a notional amount of $93.8 million which amortizes ratably through 2019. The weighted average fixed rate of these interest rate swap agreements is 4.8%.
As of September 30, 2007, the notional amount of the interest rate swap agreements related to our variable rate debt, excluding the ABS facility and the Partnership’s debt, was $250.0 million. The fair value of these interest rate swap agreements was a derivative asset of approximately $3.6 million. The interest rate swap agreements amortize ratably from September 2007 through March 2010. The weighted average fixed rate of these interest rate swap agreements is 4.0%.

As of September 30, 2007, the notional amount of the interest rate swap agreements related to the Partnership’s variable rate debt was $205.0 million and the fair value of these interest rate swap agreements was a derivative liability of approximately $4.1 million. These interest rate swap agreements terminate in 2011 and have a weighted average fixed rate of 5.3%.
Foreign Currency Exchange Risk
We operate in numerous countries throughout the world and a fluctuation in the value of the currencies of these countries relative to the U.S. dollar could reduce our profits from international operations and the value of the net assets of our international operations when reported in U.S. dollars in our financial statements. The impact of foreign exchange on our statements of operations will depend on the amount of our net asset and liability positions exposed to currency fluctuations in future periods.
For a summary of exchange gains and losses recorded for assets exposed to currency translation during the nine months ended September 30, 2007 see Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006”) of this report.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2007. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
On August 20, 2007 the merger was completed and Hanover and Universal become wholly owned subsidiaries of Exterran. Hanover was determined to be the acquiring entity for accounting purposes. Exterran believes that the systems, internal controls and procedures of Universal have a material effect on Exterran’s internal controls and therefore resulted in a reportable material change in internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our financial position, results of operation or cash flows for the period in which the resolution occurs.
Item 1A. Risk Factors
As described in the “Special Note Regarding Forward-Looking Statements,” this report contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occur, our business, financial condition and operating results could be negatively impacted.
The anticipated benefits of the merger of Hanover and Universal may not be realized.
We expect the merger of Hanover and Universal to result in various benefits, including, among other things, annual synergies and cost savings of approximately $50 million and other operating efficiencies that cannot be quantified at this time. We may not achieve these benefits at the levels expected or at all. If we fail to achieve these expected benefits, the results of operations and the enterprise value of the combined company may be adversely affected.
The integration of Hanover and Universal following the merger will present significant challenges that may reduce the anticipated potential benefits of the merger.
We will face significant challenges in consolidating functions and integrating the Hanover and Universal organizations, procedures and operations in a timely and efficient manner, as well as retaining key personnel. The integration of Hanover and Universal will be costly, complex and time-consuming due to the size and complexity of each organization. The principal challenges may include the following:
•	integrating Hanover’s and Universal’s existing businesses;

•	combining diverse product and service offerings and sales and marketing approaches;

•	preserving customer, supplier and other important relationships and resolving potential conflicts that may arise as a result of the merger;

•	consolidating and integrating duplicative facilities and operations, including back-office systems such as Hanover’s and Universal’s different enterprise resource planning (“ERP”) systems; and

•	addressing differences in business cultures, preserving employee morale and retaining key employees, while maintaining focus on providing consistent, high quality customer service and meeting our operational and financial goals.
We will have to dedicate substantial cost and effort to integrate the businesses. These efforts could divert our focus and resources from other day-to-day tasks, corporate initiatives or strategic opportunities during the integration process.

We have a substantial amount of debt that could limit our ability to fund future growth and operations and increase our exposure during adverse economic conditions.
At September 30, 2007, we had approximately $2.2 billion in outstanding debt obligations, including approximately $87 million in borrowings under our bank credit facility and $800 million under our asset-backed securitization facility. Additional borrowings of up to $502.9 million and $200.0 million were available under our bank credit facility and asset-backed securitization facility, respectively as of September 30, 2007.
Our substantial debt could have important consequences. For example, these commitments could:
•	make it more difficult for us to satisfy our contractual obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•	increase our vulnerability to interest rate fluctuations because the interest payments on a portion of our debt is based upon variable interest rates;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a disadvantage compared to our competitors that have less debt or fewer operating lease commitments; and

•	limit our ability to borrow additional funds.
A substantial portion of our future cash flows may be used to service our indebtedness, and our ability to generate cash will depend on many factors beyond our control.
As of September 30, 2007, we had approximately $2.2 billion in outstanding indebtedness. Factors beyond our control will continue to affect our ability to make payments on our refinancing of our outstanding indebtedness. These factors include those discussed elsewhere in these “Risk Factors” and those listed in the “Cautionary Information Regarding Forward-Looking Statements” section of this report. Further, our ability to fund working capital and capital expenditures will also depend on our ability to generate cash. If, in the future, sufficient cash is not generated from our operations to meet our debt service obligations, we may need to reduce or delay funding for capital investment, operations or other purposes.
We may be vulnerable to interest rate increases due to our floating rate debt obligations.
As of September 30, 2007, after taking into consideration interest rate swaps, we had approximately $772.0 million of outstanding indebtedness subject to interest at floating rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes.
Our indebtedness imposes restrictions on us that may affect our ability to successfully operate the business.
Our bank credit facility, asset-backed securitization facility and the agreements governing certain of our indebtedness include covenants that, among other things, will restrict our ability to:
•	borrow money;

•	create liens;

•	make investments;

•	declare dividends or make certain distributions;

•	sell or dispose of property; or

•	merge into or consolidate with any third party or sell or transfer all or substantially all of our property.

These facilities and other agreements also require us to maintain various financial ratios. Such covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these and any other provisions of such agreements may be affected by changes in our operating and financial performance, changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default, which could cause our indebtedness to become due and payable. If any of our indebtedness were to be accelerated, we may not be able to repay or refinance it.
A reduction in oil or natural gas prices, or instability in U.S. or global energy markets, could adversely affect our business.
Our results of operations depend upon the level of activity in the global energy market, including natural gas development, production, processing and transportation. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices or significant instability in energy markets. As a result, the demand for our gas compression services and oil and gas production and processing equipment would be adversely affected. Any future decline in oil and natural gas prices could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows.
Erosion of the financial condition of our customers could also have an adverse effect on our business. During times when the oil or natural gas markets weaken, the likelihood of the erosion of the financial condition of customers increases. If and to the extent the financial condition of our customers declines, those customers could seek to preserve capital by canceling any month-to-month natural gas compression contracts, canceling or delaying scheduled maintenance of their existing gas compression and oil and gas production and processing equipment or determining not to enter into any new natural gas compression service contracts or purchase new gas compression and oil and gas production and processing equipment, thereby reducing demand for our products and services. The reduced demand for our services as described above could adversely affect our business, financial condition and operations results. In addition, in the event of the financial failure of a customer, we could experience a loss associated with the unsecured portion of any of our outstanding accounts receivable.
There are many risks associated with conducting operations in international markets.
We operate in many geographic markets outside the United States. Changes in local economic or political conditions, particularly in Latin America, could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. Additional risks inherent in our international business activities include the following:
•	difficulties in managing international operations, including our ability to timely and cost effectively execute projects;

•	training and retaining qualified personnel in international markets;

•	inconsistent product regulation or sudden policy changes by foreign agencies or governments;

•	the burden of complying with multiple and potentially conflicting laws;

•	tariffs and other trade barriers that may restrict our ability to enter new markets;

•	governmental actions that result in the deprivation of contract rights and other difficulties in enforcing contractual obligations;

•	foreign exchange rate risks;

•	difficulty in collecting international accounts receivable;

•	potentially longer receipt of payment cycles;

•	changes in political and economic conditions in the countries in which we operate, including the nationalization of energy related assets, civil uprisings, riots, kidnappings and terrorist acts, particularly with respect to operations in Nigeria and Venezuela;

•	potentially adverse tax consequences;

•	restrictions on repatriation of earnings or expropriation of property without fair compensation;

•	the geographic, time zone, language and cultural differences among personnel in different areas of the world; and

•	difficulties in establishing new international offices and risks inherent in establishing new relationships in foreign countries.

In addition, we plan to expand our business into international markets where we have not previously conducted business. The risks inherent in establishing new business ventures, especially in international markets where local customs, laws and business procedures present special challenges, may affect our ability to be successful in these ventures or avoid losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
There are risks associated with our operations in Nigeria. Local unrest and violence in Nigeria has adversely affected our historical financial results and could result in possible impairment and write-downs of our assets in Nigeria if the political situation in Nigeria does not improve.
Our operations in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. These risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks, including risks arising from the increase in violence and local unrest in Nigeria over the past year, could adversely impact our operations in Nigeria and could affect the timing and decrease the amount of revenue we may realize from our assets in Nigeria.
For example, we are involved in a project called the Cawthorne Channel Project in Nigeria in which we provide gas compression and gas processing services from a barge-mounted facility we own that is stationed in a Nigerian coastal waterway. Because of unrest and violence in the region and a lack of natural gas provided to the project, the project was offline from June 2006 through July 2007. We have not recognized revenue on the Cawthorne Channel Project for the first nine months of 2007 and may not be able to recognize revenue from this project in the future.
At September 30, 2007, we had tangible net assets of approximately $82.3 million related to projects in Nigeria. If we are unable to operate our assets under current projects, we may be required to find alternative uses for those assets, which could potentially result in an impairment and write-down of the investment in those assets in Nigeria, which could adversely impact our consolidated financial position or results of operations.
There are risks associated with our operations in Venezuela. Further changes to the laws and regulations of Venezuela could adversely impact our results of operations and require us to write-down certain of our assets in Venezuela.
Recently, laws and regulations in Venezuela have been subject to frequent and significant changes. These changes have included currency controls, restrictions on repatriation of capital, expropriation and nationalization of certain firms and industries and changes to the tax laws. While these changes have not had a material impact on us to date, future changes could have a material impact on us. For example, if the government of Venezuela institutes further changes to the laws and regulations of Venezuela, those changes could increase the expenses incurred by our Venezuelan operations, resulting in a reduction in our net income or a write-down of our investments in Venezuela. At September 30, 2007, we had tangible net assets in Venezuela, including investments in non-consolidated affiliates, of approximately $421.1 million.
We are exposed to exchange rate fluctuations in the international markets in which we operate. A decrease in the value of any of these currencies relative to the U.S. dollar could reduce profits from international operations and the value of international net assets of the Company.
Our reporting currency is the U.S. dollar. Gains and losses from the remeasurement of balances that are receivable or payable in currency other than functional currency are included in the consolidated statements of operations. The remeasurement has caused the U.S. dollar value of our international results of operations to vary with exchange rate fluctuations, and the U.S. dollar value of our international results of operations will continue to vary with exchange rate fluctuations. We have not hedged exchange rate exposures, which exposes us to the risk of exchange rate losses.
A fluctuation in the value of any of these currencies relative to the U.S. dollar could reduce our profits from international operations and the value of the net assets of our international operations when reported in U.S. dollars in our financial statements. This could have a negative impact on our business, financial condition or results of operations as reported in U.S. dollars. For example, in February 2004 and March 2005, the Venezuelan government devalued their currency to 1,920 bolivars and 2,148 bolivars, respectively, for each U.S. dollar.
In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations.

Although we attempt to match costs and revenues in local currencies, we anticipate that there will be instances in which costs and revenues will not be exactly matched with respect to currency denomination. As a result, to the extent we expand geographically, we expect that increasing portions of our revenues, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. Further, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against these risks.
Many of our compressor contracts with customers have short initial terms, and we cannot be sure that the contracts for these compressors will be renewed after the end of the initial contractual term.
The length of our compressor contracts with customers varies based on operating conditions and customer needs. In most cases, under currently prevailing contract compression rates, our initial contract terms are not long enough to enable us to fully recoup the average cost of acquiring or fabricating the equipment. We cannot be sure that a substantial number of these customers will continue to renew their contracts, that we will be able to enter into new contracts for the equipment with new customers or that any renewals will be at comparable rates. The inability to renew contracts with respect to a substantial portion of our compressor fleet would have a material adverse effect upon our business, consolidated financial condition, results of operations and cash flows.
We are dependent on particular suppliers and are vulnerable to product shortages and price increases.
Some of the components used in our products are obtained from a single source or a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases, inferior component quality and a potential inability to obtain an adequate supply of required components in a timely manner. The partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships. Further, a significant increase in the price of one or more of these components could have a negative impact on our results of operations.
The tax treatment of the Partnership depends on its status as a partnership for U.S. federal income tax purposes, as well as its not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service treats the Partnership as a corporation or it becomes subject to a material amount of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to the Partnership’s unitholders and undermine the Partnership’s cost of capital advantage, which would diminish one of the anticipated benefits of the merger.
The anticipated after-tax economic benefit of an investment in the Partnership’s common units depends largely on its being treated as a partnership for U.S. federal income tax purposes. The Partnership has not received a ruling from the Internal Revenue Service, or IRS, on this or any other tax matter affecting it.
If the Partnership were treated as a corporation for federal income tax purposes, it would pay U.S. federal income tax at the corporate tax rate and would also likely pay state income tax. Treatment of the Partnership as a corporation for U.S. federal income tax purposes would result in a material reduction in the anticipated cash flow and after-tax return to its unitholders, likely causing a substantial reduction in the value of its common units.
Current law may change so as to cause the Partnership to be treated as a corporation for U.S. federal income tax purposes or otherwise subject it to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. The Partnership’s partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects it to taxation as a corporation or otherwise subjects it to entity-level taxation for U.S. federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels of the Partnership may be adjusted to reflect the impact of that law on it at the option of its general partner without the consent of its unitholders. If the Partnership were to be taxed as at the entity level, it would lose its comparative cost of capital advantage over a corporation structure, thereby undermining one of Hanover’s and Universal’s key strategic reasons for the merger.

We face significant competition that may cause us to lose market share and harm our financial performance.
The U.S. compression business is highly competitive and there are low barriers to entry. We expect to experience competition from companies that may be able to adapt more quickly to technological changes within our industry and throughout the economy as a whole, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors and customers. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the price at which they offer their services, we may not be able to compete effectively. Some of these competitors may expand or construct newer or more powerful compression systems that would create additional competition for the services we currently provide to our customers. In addition, customers that are significant producers of natural gas may purchase their own compression systems in lieu of using our contract compression services. In addition, our other lines of business will face significant competition.
We also may not be able to take advantage of certain opportunities or make certain investments because of our significant leverage and our other obligations. All of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition.
Natural gas operations entail inherent risks that may result in substantial liability. We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.
Natural gas operations entail inherent risks, including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of natural gas or well fluids, fires and explosions. These risks may expose us, as an equipment operator or fabricator, to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. Although we have obtained insurance against many of these risks, this insurance may be inadequate to cover our liabilities. For example, we have elected to fully self-insure some of our offshore assets. Further, insurance covering the risks we expect to face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we were not able to obtain liability insurance, our business, results of operations and financial condition could be negatively impacted.
We are subject to a variety of governmental regulations.
We are subject to a variety of U.S. federal, state, local and international laws and regulations relating to the environment, health and safety, export controls, currency exchange, labor and employment and taxation. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties, imposition of remedial requirements and issuance of injunctions as to future compliance. From time-to-time as part of the regular overall evaluation of our operations, including newly acquired operations, we may be subject to compliance audits by regulatory authorities in the various countries in which we operate.

Environmental laws and regulations may, in certain circumstances, impose strict liability for environmental contamination, which may render us liable for remediation costs, natural resource damages and other damages as a result of conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could negatively impact our financial condition or results of operations.
We may need to apply for or amend facility permits or licenses from time to time with respect to storm water or wastewater discharges, waste handling, or air emissions relating to manufacturing activities or equipment operations, which subjects us to new or revised permitting conditions that may be onerous or costly to comply with. In addition, certain of our customer service arrangements may require us to operate, on behalf of a specific customer, petroleum storage units such as underground tanks or pipelines and other regulated units, all of which may impose additional compliance and permitting obligations.
We conduct operations at numerous facilities in a wide variety of locations across the country. The operations at many of these facilities require U.S. federal, state or local environmental permits or other authorizations. Additionally, natural gas compressors at many of our customer facilities require individual air permits or general authorizations to operate under various air regulatory programs established by rule or regulation. These permits and authorizations frequently contain numerous compliance requirements, including monitoring and reporting obligations and operational restrictions, such as emission limits. Given the large number of facilities in which we operate, and the numerous environmental permits and other authorizations that are applicable to our operations, we may occasionally identify or be notified of technical violations of certain requirements existing in various permits or other authorizations. Occasionally, we have been assessed penalties for our non-compliance, and we could be subject to such penalties in the future.
In addition, future events, such as compliance with more stringent laws, regulations or permit conditions, a major expansion of our operations into more heavily regulated activities, more vigorous enforcement policies by regulatory agencies, or stricter or different interpretations of existing laws and regulations could require us to make material expenditures.
The price of our common stock may experience volatility.
The price of our common stock may be volatile. Some of the factors that could affect the price of our common stock are quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community, our ability to implement our merger integration strategy and to realize the expected synergies and other benefits from the merger between Hanover and Universal and speculation in the press or investment community about our financial condition or results of operations. General market conditions and U.S. or international economic factors and political events unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends in the price of our common stock to predict the future price of our common stock or our financial results.
Our charter and bylaws contain provisions that may make it more difficult for a third party to acquire control of us, even if a change in control would result in the purchase of your shares of common stock at a premium to the market price or would otherwise be beneficial to our stockholders.
There are provisions in our restated certificate of incorporation and bylaws that may make it more difficult for a third party to acquire control of us, even if a change in control would result in the purchase of our stockholders’ shares of common stock at a premium to the market price or would otherwise be beneficial to our stockholders. For example, our restated certificate of incorporation authorizes the board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire it. In addition, provisions of our restated certificate of incorporation and bylaws, such limitations on stockholder actions by written consent and on stockholder proposals at meetings of stockholders, could make it more difficult for a third party to acquire control of us. Delaware corporation law may also discourage takeover attempts that have not been approved by the board of directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Universal’s Restricted Stock Plan, as amended, permitted the netting of common stock upon vesting of restricted stock awards to satisfy individual tax withholding requirements. The following table provides information with respect to Universal’s purchases of its common shares during the three months ended September 30, 2007 pursuant to the netting provisions of Universal’s Restricted Stock Plan:

	Total Number of
	Shares Redeemed	Weighted
	to Satisfy	Average Fair
	Employee Tax	Market Value
	Withholding	per Share
Period	Requirements	Redeemed
07/01/07 — 07/31/07	208	$73.25
08/01/07 — 08/31/07	77,608	78.25
09/01/07 — 09/30/07	—	—

Total	77,816	$78.24

On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. Under the stock repurchase program, the Company may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. The Company may also implement all or part of the repurchases under a Rule 10b5-1 trading plan, so as to provide the flexibility to extend its share repurchases beyond the quarterly purchasing window. The following table provides information with respect to our purchases of our common shares during the three months ended September 30, 2007 pursuant to our stock repurchase program:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares that
	Total Number of		as Part of Publicly	may yet be
	Shares	Average Price	Announced	Purchased under the
Period	Purchased	Paid per Share	Programs	Programs
07/01/07 — 07/31/07	—	$—	—	$—
08/01/07 — 08/31/07	114,900	77.14	114,900	191,136,876
09/01/07 — 09/30/07	526,400	78.12	526,400	150,015,416

Total	641,300	$77.94	641,300	$150,015,416

Item 4. Submission of Matters to a Vote of Security Holders
On August 16, 2007, Hanover held its annual meeting of stockholders. The matters voted upon at the meeting and the results of those votes were as follows:
     1. Adoption of the Agreement and Plan of Merger involving Hanover and Universal, as amended:

For	Against	Abstain	Broker Non-Votes
93,868,602	158,797	174,723	7,115,540
     2. Approval of the Exterran Holdings, Inc. 2007 Stock Incentive Plan:

For	Against	Abstain	Broker Non-Votes
91,154,569	2,676,042	371,511	7,115,540
     3. Approval of the Exterran Holdings, Inc. Employee Stock Purchase Plan:

For	Against	Abstain	Broker Non-Votes
93,315,587	515,579	370,956	7,115,540
     4. Election of Directors:

	For	Withhold
I. Jon Brumley	101,046,119	271,453
Ted Collins, Jr.	98,165,514	3,152,058
Margaret K. Dorman	101,161,700	155,872
Robert R. Furgason	101,050,895	266,677
Victor E. Grijalva	101,061,184	256,388
Gordon T. Hall	101,168,989	148,583
John E. Jackson	101,169,344	148,228
Peter H. Kamin	101,047,133	270,439
William C. Pate	101,165,386	152,186
Stephen M. Pazuk	101,142,153	175,419
L. Ali Sheikh	101,152,414	165,158

     5. Ratification of the appointment of PricewaterhouseCoopers LLP as Hanover’s independent registered public accounting firm:

For	Against	Abstain
101,210,593	83,754	23,224
On August 16, 2007, Universal held its annual meeting of stockholders. The matters voted upon at the meeting and the results of those votes were as follows:
     1. Election of Directors:

	For	Withheld
Thomas C. Case	26,597,984	43,435
Janet F. Clark	26,597,138	44,281
Uriel E. Dutton	26,511,872	129,547
     2. Adoption of the Agreement and Plan of Merger, as amended:

For	Against	Abstain	Broker non-votes
24,699,355	11,235	246,786	1,684,043
     3. Adoption of the Exterran Holdings, Inc. 2007 Stock Incentive Plan:

For	Against	Abstain	Broker non-votes
22,226,702	2,237,482	493,192	1,684,043
     4. Adoption of the Exterran Holdings, Inc. 2007 Employee Stock Purchase Plan:

For	Against	Abstain	Broker non-votes
24,292,233	193,699	471,444	1,684,043
     5. Ratification of the appointment of Deloitte & Touche LLP as Universal’s independent registered public accounting firm:

For	Against	Abstain
26,355,932	13,522	271,965

Item 6 Exhibits:

Exhibit No.	Description

2.1**	Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.1 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

2.2	Amendment No. 1, dated as of June 25, 2007, to Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Exterran Holdings, Inc. (formerly Iliad Holdings, Inc.), Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.2 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

2.3	Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC, UCLP Leasing LLC and Universal Compression Partners, L.P., incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc. Current Report on Form 8-K filed July 11, 2007*

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007.

3.2	Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007.

4.1	First Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and Wilmington Trust Company, as Trustee, for the 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 10.14 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

4.2	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.1*	Exterran Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.2*	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.3	Senior Secured Credit Agreement, dated August 20, 2007, by and among Exterran Holdings, Inc., as the U.S. Borrower and a Canadian Guarantor, Exterran Canada, Limited Partnership, as the Canadian Borrower, Wachovia Bank, National Association, individually and as U.S. Administrative Agent, Wachovia Capital Finance Corporation (Canada), individually and as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., individually and as Syndication Agent; Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc. as the Joint Lead Arrangers and Joint Book Runners, Bank of America, N.A., Calyon New York Branch and Fortis Capital Corp., as the Documentation Agents, and each of the lenders parties thereto or which becomes a signatory thereto (the “Credit Agreement”), incorporated by reference to Exhibit 10.3 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

Exhibit No.	Description

10.4	U.S. Guaranty Agreement, dated as of August 20, 2007, made by Exterran, Inc., EI Leasing LLC, UCI MLP LP LLC, Exterran Energy Solutions, L.P. and each of the subsidiary guarantors that become a party thereto from time to time, as guarantors, in favor of Wachovia Bank, National Association, as the U.S. Administrative Agent for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.4 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.5	U.S. Pledge Agreement made by Exterran Holdings, Inc., Exterran, Inc., Exterran Energy Solutions, L.P., Hanover Compression General Holdings LLC, Hanover HL, LLC, Enterra Compression Investment Company, UCI MLP LP LLC, UCO General Partner, LP, UCI GP LP LLC, and UCO GP, LLC, and each of the subsidiaries that become a party thereto from time to time, as the Pledgors, in favor of Wachovia Bank, National Association, as U.S. Administrative Agent for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.5 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.6	U.S. Collateral Agreement, dated as of August 20, 2007, made by Exterran Holdings, Inc., Exterran, Inc., Exterran Energy Solutions, L.P., EI Leasing LLC, UCI MLP LP LLC and each of the subsidiaries that become a party thereto from time to time, as grantors, in favor of Wachovia Bank, National Association, as U.S. Administrative Agent, for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.6 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.7	Canadian Collateral Agreement, dated as of August 20, 2007 made by Exterran Canada, Limited Partnership, together with any other significant Canadian subsidiary that executes a joinder agreement and becomes a party to the Credit Agreement, in favor of Wachovia Capital Finance Corporation (Canada), as Canadian Administrative Agent, for the Canadian Tranche Revolving Lenders under the Credit Agreement, incorporated by reference to Exhibit 10.7 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.8	Indenture, dated August 20, 2007, by and between Exterran ABS 2007 LLC, as Issuer, Exterran ABS Leasing 2007 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $1,000,000,000 asset-backed securization facility consisting of $1,000,000,000 of Series 2007-1 Notes (the “Indenture”), incorporated by reference to Exhibit 10.8 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.9	Series 2007-1 Supplement, dated as of August 20, 2007, to the Indenture, incorporated by reference to Exhibit 10.9 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.10	Guaranty, dated as of August 20, 2007, issued by Exterran Holdings, Inc. for the benefit of Exterran ABS 2007 LLC as Issuer, and Wells Fargo Bank, National Association, , as Indenture Trustee, incorporated by reference to Exhibit 10.10 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.11	Management Agreement, dated as of August 20, 2007, by and between Exterran, Inc., as Manager, Exterran ABS Leasing 2007 LLC and Exterran ABS 2007 LLC, as Issuer, incorporated by reference to Exhibit 10.11 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.12	Intercreditor and Collateral Agency Agreement, dated as of August 20, 2007, by and among Exterran, Inc., in its individual capacity and as Manager, Exterran ABS 2007 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wells Fargo Bank, National Association, as Bank Agent, various financial institutions as lenders thereto and JP Morgan Chase Bank, N.A., in its individual capacity and as Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.12 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

Exhibit No.	Description

10.13	Intercreditor and Collateral Agency Agreement, dated as of August 20, 2007, by and among Exterran Energy Solutions, L.P., in its individual capacity and as Manager, Exterran ABS 2007 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, various financial institutions as lenders thereto and Wells Fargo Bank, National Association, in its individual capacity and as Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.13 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.14*	Exterran Holdings, Inc. Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.16 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.15*	Consulting Agreement between Exterran Holdings, Inc. and Ernie L. Danner, dated August 20, 2007, incorporated by reference to Exhibit 10.17 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.16*	Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan

10.17*	Form of Exterran Holdings, Inc. Change of Control Agreement, incorporated by reference to Exhibit 10.20 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.18*	Form of Amendment No. 1 to Hanover Compressor Company Change of Control Agreement, incorporated by reference to Exhibit 10.20 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.19	Office Lease Agreement by and between RFP Lincoln Greenspoint, LLC and Exterran Energy Solutions, L.P., incorporated by reference to Exhibit 10.1 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 30, 2007

10.20	First Amended and Restated Omnibus Agreement, dated as of August 20, 2007, by and among Exterran Holdings, Inc., Exterran, Inc., UCO GP, LLC, UCO General Partner, LP, Exterran Partners, L.P., EXLP Operating LLC and Exterran Energy Solutions, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended)

10.21*	Amendment Number Two to Universal Compression Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc. Current Report on Form 8-K filed on August 3, 2007

10.22*	First Amendment to Universal Compression, Inc. 401(k) Retirement and Savings Plan, incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc. Current Report on Form 8-K filed on August 3, 2007

10.23*	Form of Amendment to Grant of Unit Appreciation Rights, incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc. Current Report on Form 8-K filed on August 3, 2007

10.24*	Form of Amendment to Incentive and Non-Qualified Stock Option Award Agreements of Ernie L. Danner, incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc. Current Report on Form 8-K filed on August 3, 2007

10.25*	Form of Amendment to Unit Option Award Agreement, incorporated by reference to Exhibit 10.5 of Universal Compression Holdings, Inc. Current Report on Form 8-K filed on August 3, 2007

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	The registrant hereby agrees to supplementally furnish the staff, on a confidential basis, a copy of any omitted schedule upon the staff’s request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTERRAN HOLDINGS, INC.

Date: November 5, 2007

By:	/s/ J. MICHAEL ANDERSON J. Michael Anderson Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2007

By:	/s/ KENNETH R. BICKETT Kenneth R. Bickett Vice President, Accounting and Corporate Controller

EXHIBIT INDEX

Exhibit No.	Description

2.1**	Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.1 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

2.2	Amendment No. 1, dated as of June 25, 2007, to Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Exterran Holdings, Inc. (formerly Iliad Holdings, Inc.), Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.2 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

2.3	Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC, UCLP Leasing LLC and Universal Compression Partners, L.P., incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc. Current Report on Form 8-K filed July 11, 2007*

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007.

3.2	Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007.

4.1	First Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and Wilmington Trust Company, as Trustee, for the 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 10.14 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

4.2	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.1*	Exterran Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.2*	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.3	Senior Secured Credit Agreement, dated August 20, 2007, by and among Exterran Holdings, Inc., as the U.S. Borrower and a Canadian Guarantor, Exterran Canada, Limited Partnership, as the Canadian Borrower, Wachovia Bank, National Association, individually and as U.S. Administrative Agent, Wachovia Capital Finance Corporation (Canada), individually and as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., individually and as Syndication Agent; Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc. as the Joint Lead Arrangers and Joint Book Runners, Bank of America, N.A., Calyon New York Branch and Fortis Capital Corp., as the Documentation Agents, and each of the lenders parties thereto or which becomes a signatory thereto (the “Credit Agreement”), incorporated by reference to Exhibit 10.3 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

Exhibit No.	Description

10.4	U.S. Guaranty Agreement, dated as of August 20, 2007, made by Exterran, Inc., EI Leasing LLC, UCI MLP LP LLC, Exterran Energy Solutions, L.P. and each of the subsidiary guarantors that become a party thereto from time to time, as guarantors, in favor of Wachovia Bank, National Association, as the U.S. Administrative Agent for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.4 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.5	U.S. Pledge Agreement made by Exterran Holdings, Inc., Exterran, Inc., Exterran Energy Solutions, L.P., Hanover Compression General Holdings LLC, Hanover HL, LLC, Enterra Compression Investment Company, UCI MLP LP LLC, UCO General Partner, LP, UCI GP LP LLC, and UCO GP, LLC, and each of the subsidiaries that become a party thereto from time to time, as the Pledgors, in favor of Wachovia Bank, National Association, as U.S. Administrative Agent for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.5 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.6	U.S. Collateral Agreement, dated as of August 20, 2007, made by Exterran Holdings, Inc., Exterran, Inc., Exterran Energy Solutions, L.P., EI Leasing LLC, UCI MLP LP LLC and each of the subsidiaries that become a party thereto from time to time, as grantors, in favor of Wachovia Bank, National Association, as U.S. Administrative Agent, for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.6 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.7	Canadian Collateral Agreement, dated as of August 20, 2007 made by Exterran Canada, Limited Partnership, together with any other significant Canadian subsidiary that executes a joinder agreement and becomes a party to the Credit Agreement, in favor of Wachovia Capital Finance Corporation (Canada), as Canadian Administrative Agent, for the Canadian Tranche Revolving Lenders under the Credit Agreement, incorporated by reference to Exhibit 10.7 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.8	Indenture, dated August 20, 2007, by and between Exterran ABS 2007 LLC, as Issuer, Exterran ABS Leasing 2007 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $1,000,000,000 asset-backed securization facility consisting of $1,000,000,000 of Series 2007-1 Notes (the “Indenture”), incorporated by reference to Exhibit 10.8 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.9	Series 2007-1 Supplement, dated as of August 20, 2007, to the Indenture, incorporated by reference to Exhibit 10.9 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.10	Guaranty, dated as of August 20, 2007, issued by Exterran Holdings, Inc. for the benefit of Exterran ABS 2007 LLC as Issuer, and Wells Fargo Bank, National Association, , as Indenture Trustee, incorporated by reference to Exhibit 10.10 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.11	Management Agreement, dated as of August 20, 2007, by and between Exterran, Inc., as Manager, Exterran ABS Leasing 2007 LLC and Exterran ABS 2007 LLC, as Issuer, incorporated by reference to Exhibit 10.11 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.12	Intercreditor and Collateral Agency Agreement, dated as of August 20, 2007, by and among Exterran, Inc., in its individual capacity and as Manager, Exterran ABS 2007 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wells Fargo Bank, National Association, as Bank Agent, various financial institutions as lenders thereto and JP Morgan Chase Bank, N.A., in its individual capacity and as Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.12 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

Exhibit No.	Description

10.13	Intercreditor and Collateral Agency Agreement, dated as of August 20, 2007, by and among Exterran Energy Solutions, L.P., in its individual capacity and as Manager, Exterran ABS 2007 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, various financial institutions as lenders thereto and Wells Fargo Bank, National Association, in its individual capacity and as Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.13 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.14*	Exterran Holdings, Inc. Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.16 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.15*	Consulting Agreement between Exterran Holdings, Inc. and Ernie L. Danner, dated August 20, 2007, incorporated by reference to Exhibit 10.17 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.16*	Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan

10.17*	Form of Exterran Holdings, Inc. Change of Control Agreement, incorporated by reference to Exhibit 10.20 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.18*	Form of Amendment No. 1 to Hanover Compressor Company Change of Control Agreement, incorporated by reference to Exhibit 10.20 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.19	Office Lease Agreement by and between RFP Lincoln Greenspoint, LLC and Exterran Energy Solutions, L.P., incorporated by reference to Exhibit 10.1 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 30, 2007

10.20	First Amended and Restated Omnibus Agreement, dated as of August 20, 2007, by and among Exterran Holdings, Inc., Exterran, Inc., UCO GP, LLC, UCO General Partner, LP, Exterran Partners, L.P., EXLP Operating LLC and Exterran Energy Solutions, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended)

10.21*	Amendment Number Two to Universal Compression Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc. Current Report on Form 8-K filed on August 3, 2007

10.22*	First Amendment to Universal Compression, Inc. 401(k) Retirement and Savings Plan, incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc. Current Report on Form 8-K filed on August 3, 2007

10.23*	Form of Amendment to Grant of Unit Appreciation Rights, incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc. Current Report on Form 8-K filed on August 3, 2007

10.24*	Form of Amendment to Incentive and Non-Qualified Stock Option Award Agreements of Ernie L. Danner, incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc. Current Report on Form 8-K filed on August 3, 2007

10.25*	Form of Amendment to Unit Option Award Agreement, incorporated by reference to Exhibit 10.5 of Universal Compression Holdings, Inc. Current Report on Form 8-K filed on August 3, 2007

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	The registrant hereby agrees to supplementally furnish the staff, on a confidential basis, a copy of any omitted schedule upon the staff’s request.