Form 10-K
period 2007-12-31
EXTERRAN HOLDINGS INC.
filed 2008-02-29
CIK 1389050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file no. 001-33666

Exterran Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	74-3204509 (I.R.S. Employer Identification No.)

4444 Brittmoore Road, Houston, Texas 77041
(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code:
(713) 335-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange in Which Registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to 12(g) of the Act:
Title of class: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 29, 2007 was $1,391,720,028. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination of affiliate status is not necessarily a conclusive determination for other purposes. With respect to persons holding more that 5% of our outstanding voting shares and common stock, we have relied upon statements filed by such persons on or prior to June 30, 2007 pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended.

Number of shares of the common stock of the registrant outstanding as of February 20, 2008: 65,306,421 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2008 Meeting of Stockholders to be held in 2008, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, are incorporated by reference into Part III of this Form 10-K.

EXTERRAN HOLDINGS, INC.

PART I
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations; the expected amount of our capital expenditures; anticipated cost savings, future revenue, gross margin and other financial or operational measures related to our business and our primary business segments; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by looking for words such as “believes,” “expects,” “intends,” “projects,” “anticipates,” “estimates” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct.

These forward-looking statements are also affected by the risk factors described below in Part I, Item 1A. “Risk Factors,” and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•	conditions in the oil and natural gas industry, including a sustained decrease in the level of supply or demand for natural gas and the impact on the price of oil and natural gas, which could cause a decline in the demand for our compression, production and processing equipment and services;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	the success of our subsidiaries, including Exterran Partners, L.P.;

•	our inability to realize the anticipated benefits from the merger of Hanover Compressor Company and Universal Compression Holdings, Inc.;

•	changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, kidnappings, the taking of property without fair compensation and legislative changes;

•	changes in currency exchange rates;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment workforce factors, including our ability to hire, train and retain key employees;

•	our inability to implement certain business and financial objectives, such as:

•	international expansion;

•	sale of additional U.S. contract operations contracts and assets to Exterran Partners, L.P.;

•	timely and cost-effective execution of integrated projects;

•	integrating acquired businesses;

•	generating sufficient cash; and

•	accessing the capital markets;

•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.

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

Item 1.	Business

We were incorporated on February 2, 2007 as Iliad Holdings, Inc., a wholly-owned subsidiary of Universal Compression Holdings, Inc. (“Universal”), and thereafter changed our name to Exterran Holdings, Inc. On August 20, 2007, in accordance with their previously announced merger agreement, Universal and Hanover Compressor Company (“Hanover”) merged into our wholly-owned subsidiaries. As a result of the merger, we became the parent entity of Universal and Hanover. Hanover was determined to be the acquirer for accounting purposes and, therefore, our financial statements reflect Hanover’s historical results for periods prior to the merger date. We have included the financial results of Universal’s operations in our financial statements beginning August 20, 2007. As a result of the merger between Hanover and Universal, each outstanding share of common stock of Universal was converted into one share of Exterran common stock and each outstanding share of Hanover common stock was converted into 0.325 shares of Exterran common stock. All share and per share amounts in this report have been retroactively adjusted to reflect the conversion ratio of Hanover common stock for all periods presented.

References to “our,” “we” and “us” when used in this report refer to Hanover and its subsidiaries for periods prior to the merger date and to Exterran Holdings, Inc. and its subsidiaries (“Exterran”) for periods on or after the merger date. References to “North America” when used in this report refer to the United States of America (“U.S.”) and Canada. References to “International” and variations thereof when used in this report refer to the world excluding North America. For more information regarding the merger, see Note 2 to the Consolidated Financial Statements included in Part IV, Item 15 (“Financial Statements”) of this report.

General

We are a global market leader in the full service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. We operate in three primary business lines: contract operations, fabrication and aftermarket services. In our contract operations business line, we own a fleet of natural gas compression and crude oil and natural gas production processing equipment that we utilize to provide outsourcing services to our customers. In our fabrication business line, we fabricate and sell equipment that is similar to the equipment that we own and utilize to provide contract operations to our customers. Also within our fabrication business line, we build equipment for our contract operations fleet. In our aftermarket services line of business, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, gas treating and oilfield power generation equipment or use equipment provided by companies other than us. In addition, we provide power generation services as a complement to our services. In what we call “Total Solutions” projects, we provide the engineering design, project management, procurement and construction services necessary to consolidate some or all of our products into complete production and processing facilities. In addition, we manufacture critical process equipment utilized in oil refineries, petrochemical plants and gas-to-liquids plants. Finally, we provide engineering, procurement and construction services for tank farms for crude oil and other liquids storage, as well as evaporators and brine heaters for desalination plants.

Subsequent to the merger between Hanover and Universal, we evaluated our management process for analyzing the performance of our operations. We have changed our segment reporting in accordance with U.S. generally accepted accounting principles in order to enable investors to view our operations in a manner similar to the way management does. Our Fabrication segment previously reported three product lines: Compressor and Accessory Fabrication, Production and Processing Fabrication — Surface Equipment and Production and Processing Fabrication — Belleli. We also renamed three of our segments as follows: U.S. Rentals is now referred to as North America Contract Operations; International Rentals is now referred to as International Contract Operations; and Parts, Service and Used Equipment is now referred to as Aftermarket Services. North America Contract Operations includes U.S. and Canada contract operations. The changes in our reportable segments, including the reclassification on the consolidated statements of operations of the related revenues and costs of sales (excluding depreciation and amortization), have been made to all periods presented within this report.

In addition, we reclassified our used equipment sales to report these transactions within other income and expense and reclassified installation sales from Aftermarket Services to our Fabrication segment. Additionally, we reclassified our supply chain department to include it as part of cost of sales rather than a component of selling, general and administrative expense. We have made these reclassifications to all periods presented within this Annual Report on Form 10-K.

We operated a fleet of 11,676 natural gas compression units in North America having an aggregate capacity of approximately 4,514,000 horsepower at December 31, 2007. In addition, we operated 1,271 of our units internationally with an aggregate capacity of approximately 1,447,000 horsepower at December 31, 2007. As of December 31, 2007, approximately 76% of our natural gas compression horsepower was located in North America.

Our products and services are essential to the production, processing, transportation and storage of natural gas and are provided primarily to energy producers and distributors of oil and natural gas. Our geographic business unit operating structure, technically experienced personnel and high-quality contract operations fleet allow us to provide reliable and timely customer service.

As a result of the merger, we became the indirect majority owner of Exterran Partners, L.P. (along with its subsidiaries, the “Partnership”). The Partnership is a master limited partnership that was formed to provide natural gas contract operations services to customers throughout the U.S. In October 2006, the Partnership completed its initial public offering, as a result of which the common units owned by the public represented a 49% limited partner ownership interest in the Partnership and Universal owned the remaining equity interest in the Partnership.

The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be our primary growth vehicle for our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and assets to the Partnership over time in exchange for cash and additional interests in the Partnership. As of December 31, 2007, the Partnership had a fleet of approximately 1,720 compressor units comprising approximately 723,000 horsepower, or 16% (by available horsepower) of our and the Partnership’s combined total U.S. horsepower. For more information regarding the Partnership, see Note 2 to the Financial Statements.

On August 20, 2007, in connection with the merger, we completed a refinancing of much of the outstanding debt of Hanover and Universal by entering into two new debt facilities. We entered into a $1.65 billion senior secured credit facility, consisting of an $850 million five-year revolving line of credit and an $800 million six-year term loan, with a syndicate of financial institutions, as well as a $1.0 billion asset-backed securitization facility. As a result of these new debt facilities, substantially all of the debt of Universal and Hanover that existed on the merger date has been replaced, other than Hanover’s convertible debt securities and the credit facility of the Partnership. For more information regarding the refinancing, including a summary of the debt extinguishment charges, see Note 11 to the Financial Statements.

Industry Overview

Natural Gas Compression

Natural gas compression is a mechanical process whereby the pressure of a given volume of natural gas is increased to a desired higher pressure for transportation from one point to another; compression is essential to the production and transportation of natural gas. Compression is typically required several times during the natural gas production and transportation cycle, including: (1) at the wellhead; (2) throughout gathering and distribution systems; (3) into and out of processing and storage facilities; and (4) along intrastate and interstate pipelines.

•	Wellhead and Gathering Systems — Natural gas compression that is used to transport natural gas from the wellhead through the gathering system is considered “field compression.” Compression at the wellhead is utilized because, at some point during the life of natural gas wells, reservoir pressures typically fall below the line pressure of the natural gas gathering or pipeline system used to transport the natural gas to market. At that point, natural gas no longer naturally flows into the pipeline. Compression equipment is applied in both field and gathering systems to boost the pressure levels of the natural gas flowing from the well allowing it to be transported to market. Changes in pressure levels in natural gas fields require periodic changes to the size and/or type of on-site compression equipment. Additionally, compression is used to reinject natural gas into producing oil wells to maintain reservoir pressure and help lift liquids to the surface, which is known as secondary oil recovery or natural gas lift operations. Typically, these applications require, low- to mid-range horsepower compression equipment located at or near the wellhead. Compression equipment is also used to increase the efficiency of a low-capacity natural gas field by providing a central compression point from which the natural gas can be produced and injected into a pipeline for transmission to facilities for further processing. In an effort to reduce costs for wellhead operators, operators of gathering systems tend to keep the pressure of the gathering systems low. As a result, more pressure, and therefore, more compression is often needed to force the natural gas from the low pressure gathering systems into the higher pressure pipelines that transport large volumes of natural gas over long distances to end-users.

•	Pipeline Transportation Systems — Natural gas compression that is used during the transportation of natural gas from the gathering systems to storage or the end user is referred to as “pipeline compression.” Natural gas transported through a pipeline loses pressure over the length of the pipeline. Compression is staged along the pipeline to increase capacity and boost pressure to overcome the friction and hydrostatic losses inherent in normal operations. These pipeline applications generally require larger horsepower compression equipment (1,000 horsepower and higher).

•	Storage Facilities — Natural gas compression is used in natural gas storage projects for injection and withdrawals during the normal operational cycles of these facilities.

•	Processing Applications — Compressors may also be used in combination with natural gas production and processing equipment and to process natural gas into more marketable energy sources. In addition, compression services are used for compression applications in refineries and petrochemical plants.

Natural gas producers, transporters and processors historically owned and maintained most of the compression equipment used in their operations. Over the past two decades, many producers, transporters and processors have increasingly outsourced their compression services due to the benefits and flexibility of contract compression. Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure or replace their compressor units to optimize the well production or gathering system efficiency.

We believe outsourcing compression operations to compression service providers such as us offers customers:

•	the ability to efficiently meet their changing compression needs over time while limiting the underutilization of their existing compression equipment;

•	access to the compression service provider’s specialized personnel and technical skills, including engineers and field service and maintenance employees, which generally leads to improved production rates and/or increased throughput;

•	the ability to increase their profitability by transporting or producing a higher volume of natural gas through decreased compression downtime and reduced operating, maintenance and equipment costs by allowing the compression service provider to efficiently manage their compression needs; and

•	the flexibility to deploy their capital on projects more directly related to their primary business by reducing their compression equipment and maintenance capital requirements.

The international compression market is comprised primarily of large horsepower compressors. A significant portion of this market involves comprehensive installation projects, which include the design, fabrication, delivery, installation, operation and maintenance of compressors and related natural gas treatment and processing equipment by the contract operations service provider.

Production and Processing Equipment

Crude oil and natural gas are generally not marketable as produced at the wellhead and must be processed or treated before they can be transported to market. Production and processing equipment is used to separate and treat oil and natural gas as it is produced to achieve a marketable quality of product. Production processing typically involves the separation of oil and natural gas and the removal of contaminants. The end result is “pipeline” or “sales” quality oil and natural gas. Further processing or refining is almost always required before oil or natural gas is suitable for use as fuel or feedstock for petrochemical production. Production processing normally takes place in the “upstream” and “midstream” markets, while refining and petrochemical processing is referred to as the “downstream” market. Wellhead or upstream production and processing equipment includes a wide and diverse range of products.

The standard production and processing equipment market tends to be somewhat commoditized, with sales following general industry trends. Equipment can be built for inventory based on historical product mix and predicted industry activity. The custom equipment market is driven by global economic and political trends, and the type of equipment that is purchased can vary significantly. Technology, engineering capabilities, project management and quality control standards are the key drivers in the custom equipment market.

Market Conditions

We believe that the fundamental force driving the demand for natural gas compression and production and processing equipment is the growing global consumption of natural gas and its byproducts. As more natural gas is consumed, the demand for compression and production and processing equipment increases. In addition, we expect the demand for natural gas and natural gas byproducts to continue to increase and result in additional demand for compression and production and processing equipment and related services.

Although natural gas has historically been a more significant source of energy in the U.S. than in the rest of the world, the U.S. Energy Information Administration (“EIA”) reports that natural gas consumption outside of North America grew over 40% from 1997 through 2006. Despite this growth in energy demand, most international energy markets have historically lacked the infrastructure necessary to either transport natural gas to markets or consume it locally; thus, natural gas historically has often been flared at the wellhead. Given increasing worldwide demand, recent technology advances, including liquefied natural gas (or LNG) and gas-to-liquids, which make the transportation of natural gas without pipelines more economical, environmental legislation prohibiting flaring, and the construction of numerous natural gas-fueled power plants built to meet international energy demand, we believe that demand for natural gas infrastructure, including demand for the products and services we offer, in international markets is experiencing growth.

While natural gas compression and production and processing equipment typically must be engineered to high specifications to meet unique customer specifications, the fundamental technology of such equipment has not been subject to significant change.

Natural gas consumption in the U.S. for the eleven months ended November 30, 2007 increased by approximately 6% over the eleven months ended November 30, 2006 and is expected to increase by 0.7% per year until 2030, according to the EIA. We believe the outlook for natural gas compression in the U.S. will continue to benefit from aging producing natural gas fields that will require more compression to continue producing the same volume of natural gas, and from increasing production from unconventional sources, including coal beds, shales and tight sands, which generally require more compression than has been required for production from conventional sources. Recently, the smaller horsepower segments of our compression fleet have experienced some weakness due to shifts in market demands, including more demand for higher horsepower compression.

Natural gas consumption in areas outside the U.S. is projected to increase by 2.9% per year until 2030, according to the EIA. We believe this increase in consumption will positively impact the market for natural gas compression in areas outside the U.S. as infrastructure will need to be built to accommodate such growth. Additionally, we believe fabrication of production and processing equipment will need to increase over time to support the infrastructure required to meet this increasing demand.

Operations

Business Segments

Our revenues and income are derived from four business segments:

•	North America Contract Operations. Our North America Contract Operations segment primarily provides natural gas compression and production and processing services to meet specific customer requirements utilizing Exterran-owned assets within the U.S. and Canada.

•	International Contract Operations. Our International Contract Operations segment provides substantially the same services as our North America Contract Operations segment except it services locations outside the U.S. and Canada.

•	Aftermarket Services. Our Aftermarket Services segment provides a full range of services to support the surface production and processing needs of customers and normal maintenance services to full operation of a customer’s owned assets. Additionally, within our Aftermarket Services segment, we sell parts to customers who service their own equipment.

•	Fabrication. Our fabrication segment involves the design, engineering, installation, fabrication and sale of (i) natural gas compression units and accessories, (ii) production and processing equipment to meet standard or unique customer specifications and (iii) equipment used in the production, treating and processing of crude oil and natural gas. Our fabrication segment also provides engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the construction of tank farms and the construction of evaporators and brine heaters for desalination plants.

For financial data relating to our business segments or geographic regions that accounted for 10% or more of consolidated revenue in any of the last three fiscal years, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 to the Financial Statements.

Compressor Fleet

The size and horsepower of our compressor fleet on December 31, 2007 is summarized in the following table.

	Number	Aggregate	% of
Range of Horsepower Per Unit	of Units	Horsepower	Horsepower
	(In thousands, except percentage)

0 – 200	6,413	676	11.3%
201 – 500	2,752	851	14.2%
501 – 800	1,000	619	10.4%
801 – 1,100	762	737	12.4%
1,101 – 1,500	1,516	2,036	34.2%
1,501 – 4,750	504	1,042	17.5%

Total	12,947	5,961	100.0%

Over the last several years, we have undertaken efforts to standardize our compressor fleets around major components and key suppliers. The standardization of our fleet:

•	enables us to minimize our fleet operating costs and maintenance capital requirements;

•	enables us to reduce inventory costs;

•	facilitates low-cost compressor resizing; and

•	allows us to develop improved technical proficiency in our maintenance and overhaul operations, which enables us to achieve high run-time rates while maintaining low operating costs.

Contract Operations

We provide comprehensive contract operations services, which include our provision at the customer’s location of our personnel, equipment, tools, materials and supplies necessary to provide the amount of natural gas compression, production or processing service for which the customer has contracted. Based on the operating specifications at the customer’s location and the customer’s unique compression needs, these services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide compression and other services to our customers. When providing contract compression services, we work closely with a customer’s field service personnel so that the compression services can be adjusted to efficiently match changing characteristics of the reservoir and the natural gas produced. We routinely repackage or reconfigure a portion of our existing fleet to adapt to our customers’ compression services needs. We utilize both slow and high speed reciprocating compressors driven either by internal combustion engines or electric motors. We also utilize rotary screw compressors for specialized applications.

Our equipment is maintained in accordance with daily, weekly, monthly and annual maintenance schedules. These maintenance procedures are updated as technology changes and as our operations group develops new techniques and procedures. In addition, because our field technicians provide maintenance on our contract operations equipment, they are familiar with the condition of our equipment and can readily identify potential problems. In our experience, these maintenance procedures maximize equipment life and unit availability and minimize avoidable downtime. Generally, each of our compressor units undergoes a major overhaul once every three to six years, depending on the type and size of the compressor unit. A major overhaul involves the rebuilding of the unit to materially extend its economic useful life or to enhance the unit’s ability to fulfill broader or different contract compression applications.

We also provide services similar to the contract compression services described above with respect to natural gas production and processing equipment. Typically, these services involve some or all of the equipment that we offer to our customers, including compression. We refer to the projects that combine more than one of our services or products into a natural gas solution for our customers as “Total Solutions” projects.

We believe that our fabrication and aftermarket services businesses, described below, provide us with opportunities to cross-sell our contract operations services.

We and our customers typically contract for our services on a site-by-site, basis. We have standard contract operations contracts and fixed monthly rates, which may be modified through negotiations. At the end of the initial term, contract operations services can continue on a month-to-month basis until terminated by either party within 30 days advance notice. Our customers generally are required to pay our monthly fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. Additionally, because we do not take title to the natural gas we compress, process or treat and because the natural gas we use as fuel for our compressors is supplied by our customers, we have limited direct exposure to commodity price fluctuations.

As of December 31, 2007, we operated a North American fleet of 11,676 compressor units comprising approximately 4,514,000 horsepower. For the year ended December 31, 2007, 22% of our total revenue was generated from North America contract operations.

We maintain field service locations in the natural gas producing regions of the U.S. and Canada from which we can service and overhaul our own compressor fleet to provide contract operations services to our customers. At many of these locations, we also provide aftermarket services to our customers, as described in more detail below.

As of December 31, 2007, we operated 1,271 compressor units comprising approximately 1,447,000 horsepower in international markets. For the year ended December 31, 2007, 13% of our total revenue was generated from international contract operations.

Our international operations are focused on markets that require both large horsepower compressor applications and full production and processing facilities. The projects in our international contract operations segment typically involve longer-term and more comprehensive service projects than our North America projects. International projects often require us to provide complete engineering, design and installation services and more investment in facilities and installation, and may involve larger amounts of horsepower. These larger facilities can include several compressor units on one site or entire facilities designed to process and treat natural gas to make it suitable for end use.

Aftermarket Services

Our aftermarket services segment sells parts and components and provides operation, maintenance, overhaul and reconfiguration services to customers who own compression, production, treating and oilfield power generation equipment or use equipment provided by other companies. We believe that we are particularly well qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression services, production and processing equipment and oilfield power generation equipment and facilities. For the year ended December 31, 2007, 11% of our total revenue was generated from aftermarket services.

Fabrication

Compressor and Accessory Fabrication

We design, engineer, fabricate and sell skid-mounted natural gas compression units and accessories to meet standard or unique customer specifications. We sell this compression equipment primarily to major and independent oil and natural gas producers as well as national oil and natural gas companies in the countries in which we operate.

Generally, compressors sold to third parties are assembled according to each customer’s specifications. We purchase components for these compressors from third party suppliers, many of which are original equipment manufacturer representatives, including several major engine, compressor and electric motor manufacturers in the industry. We also sell prepackaged compressor units designed to Exterran standard specifications. For the year ended December 31, 2007, 24% of our total revenue was generated from our compressor and accessory fabrication business line.

As of December 31, 2007, we had a compressor and accessory fabrication backlog of $321.9 million, compared to $325.1 million at December 31, 2006. At December 31, 2007, approximately $4.9 million of future revenue related to our compressor and accessory fabrication backlog was expected to be recognized after December 31, 2008.

Production and Processing Equipment Fabrication

We design, engineer, fabricate and sell a broad range of oil and natural gas production and processing equipment designed to heat, separate, dehydrate and condition crude oil and natural gas to make such products suitable for end use. Our products include line heaters, oil and natural gas separators, glycol dehydration units, dewpoint control plants, water treatment, mechanical refrigeration and cryogenic plants and skid-mounted production packages designed for both onshore and offshore production facilities. We sell “standard” production and processing equipment primarily into U.S. markets, which is used for processing wellhead production from onshore or shallow-water offshore platform production. In addition, we sell custom-engineered, built-to-specification production and processing equipment, which typically consists of much larger equipment packages than standard equipment, and is generally used in much larger scale production operations. These large projects tend to be in remote areas, such as deepwater offshore sites and in developing countries with limited oil and natural gas industry infrastructure. To meet most customers’ rapid response requirements and minimize customer downtime, we maintain a strategic inventory of standard products and long delivery components used to manufacture our customer specification products. We also provide engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities and construction of tank farms and evaporators and brine heaters for desalination plants, primarily for use in Europe and the Middle East. For the year ended December 31, 2007, 30% of our total revenue was generated from our production and processing equipment fabrication business line.

As of December 31, 2007, we had a production and processing equipment fabrication backlog of $787.6 million, compared to $482.5 million at December 31, 2006. Typically, we expect our production and processing equipment backlog to be produced within a three to thirty-six month period. At December 31, 2007, approximately $207.5 million of future revenue related to our production and processing equipment backlog was expected to be recognized after December 31, 2008.

Business Strategy

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

•	Focus on core operations. We have built our leading market position through our strengths in comprehensive contract operations, compressor, production and processing equipment fabrication and aftermarket services. We are focusing our efforts on these businesses, improving our service delivery processes and streamlining operations in our core markets. We believe this focused approach will enable us to enhance our growth prospects and stockholder returns. In addition, we are actively pursuing improvements in our fleet utilization by prudently employing additional units and moving idle North America units into service in international markets.

•	Utilize the Partnership as our primary vehicle for the growth of our U.S. contract operations business. We intend for the Partnership to be the primary growth vehicle for our U.S. contract operations business. Because we believe the Partnership has a lower cost of capital due to its partnership structure, we intend to offer the Partnership the opportunity to purchase the remainder of our U.S. contract operations business over time. We believe that the Partnership provides us a competitive advantage in the U.S. because we believe it has a lower cost of capital.

•	Expand international presence. International markets continue to represent the greatest growth opportunity for our business. We believe that these markets are underserved in the area of the products and services we offer. In addition, we typically see higher returns in international markets relative to North America. We intend to allocate additional resources toward international markets, to open offices abroad, where appropriate, and to move idle units into service in international markets.

•	Continue to develop product lines. We intend to continue to develop and deliver products and services beyond comprehensive contract operations services and sale of compression, production, processing equipment and aftermarket services. Especially in international markets, we are seeing new opportunities driven more by our ability to deliver a total solution rather than just a single product. We believe that this will enable us to capitalize on and expand our existing client relationships and enhance our revenue and returns from each individual project.

Competitive Strengths

We believe we have the following key competitive strengths:

•	Breadth of product and service offering. We believe that we are a leading company in our industry that offers outsourced compression, production and processing services, as well as the sale of compression and oil and natural gas production and processing equipment and installation services. For those customers that outsource, we believe our contract operations services generally allow our customers to achieve higher production rates than they would achieve with their own operations, resulting in increased revenue for our customers. In addition, outsourcing allows our customers flexibility with regard to their changing compression and production and processing needs while limiting their capital requirements. By offering a broad range of services that complement our strengths, we believe that we can provide comprehensive integrated global solutions to meet our customers’ oil and natural gas production and processing equipment and compression needs. We believe the breadth and quality of our services and compressor fleet, the depth of our customer relationships and our presence in many major natural gas-producing regions place us in a position to capture additional business on a global basis.

•	Leading position in high horsepower compression. High horsepower compression, composed of units with greater than 1,000 horsepower, is the largest portion of our fleet, based on horsepower. We believe we are a leading provider of these units, which are typically installed on larger wells, gathering systems and processing and treating facilities. The scale and more attractive unit economics of these applications and facilities generally insulate them from declining commodity prices. As a result, compressors in this segment tend to realize higher utilization rates.

•	Focus on providing superior customer service. We have adopted a geographical business region concept and utilize a decentralized management and operating structure to provide superior customer service in a relationship-driven, service-intensive industry. We believe that our regionally-based network, local presence, experience and in-depth knowledge of customers’ operating needs and growth plans enable us to effectively meet their evolving demands on a more timely basis. Our sales efforts concentrate on demonstrating our commitment to enhancing the customer’s cash flow through superior customer service, product design, fabrication, installation and after-market support.

•	Size and geographic scope. We operate in the primary onshore and offshore natural gas producing regions of North America and other international markets. As a leading provider of natural gas compression services, we believe we have sufficient fleet size, personnel, logistical capabilities, geographic scope, fabrication capabilities and range of compression service and product offerings to meet the full service needs of our customers in the North America and international markets we serve on a timely and cost-effective basis. We believe our size, geographic scope and broad customer base reduce our volatility and provide us with improved fleet utilization opportunities. By increasing our fleet utilization, we are able to improve our operating leverage and increase returns. As a result, due to economies of scale, we believe we have relatively lower operating costs and higher margins than most companies with smaller fleets.

•	Ability to leverage the Partnership. We believe that the Partnership provides us a lower cost of capital through which we can pursue additional contract operations business in the U.S. Through the Partnership, we will attempt to increase the amount of U.S. compression services that is outsourced.

Oil and Natural Gas Industry Cyclicality and Volatility

The financial performance of our contract operations business is generally less affected by short-term market cycles and oil and natural gas price volatility than the financial performance of our fabrication operations and other companies operating in the oilfield services industry because:

•	compression, production and processing services are necessary for natural gas to be delivered from the wellhead to end users;

•	the need for compression services and equipment has grown over time due to the increased production of natural gas and the natural pressure decline of natural gas producing basins; and

•	our contract operations businesses are tied primarily to natural gas production and consumption, which are generally less cyclical in nature than exploration activities.

In addition, we have a broad customer base and we operate in diverse geographic regions. While compressors often must be specifically engineered or reconfigured to meet the unique demands of our customers, the fundamental technology of compression equipment has not experienced significant technological change.

Seasonal Fluctuations

Our results of operations have not historically reflected any material seasonal tendencies and we currently do not believe that seasonal fluctuations will have a material impact on us in the foreseeable future.

Market and Customers

Our global customer base consists primarily of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines.

Our contract operations and sales activities are conducted throughout the continental U.S., internationally and in offshore operations. We currently operate in approximately 35 countries in major oil and natural gas producing areas including the U.S., Argentina, Venezuela, Brazil, Italy and the United Arab Emirates. We have fabrication facilities in the U.S., Canada, Italy, Singapore, the United Arab Emirates and the United Kingdom. As of December 31, 2007, equipment representing approximately 24% of our aggregate compressor fleet horsepower was being used in international applications.

Sales and Marketing

Our salespeople pursue the market for our products in their respective territories. Each salesperson is assigned a customer list or territory on the basis of the experience and personal relationships of the salesperson and the individual service requirements of the customer. This customer and relationship-focused strategy is communicated through frequent direct contact, technical presentations, print literature, print advertising and direct mail. Additionally, our salespeople coordinate with each other to effectively pursue customers who operate in multiple regions. Our salespeople maintain contact with our operations personnel in order to promptly respond to and satisfy customer needs. Our sales efforts concentrate on demonstrating our commitment to enhancing the customer’s cash flow through superior customer service, product design, fabrication, installation and after-market support.

Upon receipt of a request for proposal or bid by a customer, we analyze the application and prepare a quotation, including pricing and delivery date. The quotation is then delivered to the customer and, if we are selected as the vendor, final terms are agreed upon and a contract or purchase order is executed. Our engineering and operations personnel also provide assistance on complex applications, field operations issues or equipment modifications.

Sources and Availability of Raw Materials

We fabricate compression and production and processing equipment for use in providing contract operations services and for sale to third parties from components and subassemblies, most of which we acquire from a wide range of vendors. These components represent a significant portion of the cost of our compressor and production and processing equipment products. In addition, we fabricate critical process equipment for refinery and petrochemical facilities, tank farms and other vessels used in production, processing and treating of crude oil and natural gas. Steel is a commodity which can have wide price fluctuations and represents a significant portion of the raw materials for these products. Increases in raw material costs cannot always be offset by increases in our products’ sales prices. While many of our materials and components are available from multiple suppliers at competitive prices, some of the components used in our products are obtained from a limited group of suppliers. Due to the increase in demand for compression equipment over the past several years we have experienced long lead times for components from our suppliers and have made purchases in anticipation of future orders.

Competition

The natural gas compression services and fabrication business is highly competitive. Overall, we experience considerable competition from companies who may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities and adopt more aggressive pricing policies. We believe that we compete effectively on the basis of price, customer service and flexibility in meeting customer needs and quality and reliability of our compressors and related services. We face vigorous competition in both compression services and compressor fabrication, with some firms competing in both segments. In our production and processing equipment business, we have different competitors in the standard and custom-engineered equipment markets. Competitors in the standard equipment market include several large companies and a large number of small, regional fabricators. Competition in the standard equipment market is generally based upon price and availability. Our competition in the custom-engineered market usually consists of larger companies that have the ability to provide integrated projects and product support after the sale. Increasingly, the ability to fabricate these large custom-engineered systems near the point of end-use is a major competitive advantage.

International Operations

We operate in many geographic markets outside the U.S. At December 31, 2007, of the approximately 1,447,000 horsepower of compression we had deployed internationally, approximately 91% was located in Latin America (primarily in Venezuela, Argentina, Mexico and Brazil). Changes in local economic or political conditions, particularly in Venezuela, Argentina and other parts of Latin America and Nigeria, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additional risks inherent in our international business activities are described below in “Risk Factors”.

Our future plans involve expanding our business into international markets, including markets where we currently do not conduct business. The risks inherent in establishing new business ventures, especially in international markets where local customs, laws and business procedures present special challenges, may affect our ability to be successful in these ventures or avoid losses which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have significant operations that expose us to currency risk in Argentina, Italy and Venezuela.

For financial data relating to our geographic concentrations, see Note 21 to the Financial Statements.

Cawthorne Channel Project

We are involved in a project in the Cawthorne Channel in Nigeria (the “Cawthorne Channel Project”), in which Global Gas and Refining Ltd., a Nigerian entity (“Global”), has contracted with an affiliate of Royal Dutch Shell plc (“Shell”) to process natural gas from some of Shell’s Nigerian oil and natural gas fields. Pursuant to a contract between us and Global, we provide natural gas compression and natural gas processing services from a barge-mounted facility we own that is stationed in a Nigerian coastal waterway. We completed the building of the required barge-mounted facility and our portion of the project was declared commercial by Global in November 2005. The contract runs for a ten-year period which commenced when the project was declared commercial, subject to a purchase option by Global, which is exercisable for the remainder of the term of the contract. Under the terms of a series of contracts between us, Global, Shell and several other counterparties, Global is primarily responsible for the overall project. The area in Nigeria where the Cawthorne Channel Project is located has experienced civil unrest and violence, and natural gas delivery from Shell to the Cawthorne Channel Project was stopped from June 2006 to June 2007. As a result, the Cawthorne Channel Project did not operate from early June 2006 to June 2007. From July 2007 through the end of 2007, we received some natural gas from Shell and we have been processing the natural gas received.

During the year ended December 31, 2007, we received approximately $4.5 million in payments, which we applied against outstanding receivables. Even though we believe we are entitled to payments from Global and have accordingly invoiced Global for such, collectibility is not reasonably assured due to uncertainty regarding when the Cawthorne Channel Project will receive natural gas from Shell and due to Global’s dependence on natural gas production by the Cawthorne Channel Project to pay us. Therefore, we billed but did not recognize revenue of approximately $16.8 million related to the Cawthorne Channel Project during the year ended December 31, 2007. Based on our analysis of estimated future cash flows, we believe we will recover all of our receivables and our full investment in the Cawthorne Channel Project over the term of the contract.

However, if Shell does not provide natural gas to the project or if Shell were to terminate its contract with Global for any reason or if we were to terminate our involvement in the Cawthorne Channel Project, we would be required to find an alternative use for the barge facility, which could potentially result in an impairment and write-down of our investment and receivables related to this project and could have a material impact on our consolidated financial position or results of operation. Additionally, due to the environment in Nigeria and Global’s capitalization level, inexperience with projects of a similar nature and lack of a successful track record with respect to this project as well as other factors, there is no assurance that Global can satisfy its obligations under its various contracts, including its contract with us.

This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. For more information about those risks, see “There are risks associated with our operations in Nigeria. Local unrest and violence in Nigeria have adversely affected our historical results and could result in possible impairment and write-downs of our assets in Nigeria if the political situation in Nigeria does not improve.” included in Part I, Item 1A (“Risk Factors”) of this report. Any of these risks could adversely impact any of our operations in Nigeria, and could affect the timing and decrease the amount of revenue we may ultimately realize from our investments in Nigeria. At December 31, 2007, we had net assets of approximately $76 million related to projects in Nigeria, a majority of which are related to our capital investment and advances/accounts receivable for the Cawthorne Channel Project.

Government Regulation

Our operations are subject to various federal, state, local and international laws and regulations relating to the environment and to occupational health and safety, including the regulation and permitting of air emissions, wastewater and storm water discharges and waste handling and disposal activities. From time to time as part of the regular overall evaluation of our operations, including newly acquired operations, we apply for or amend facility permits with respect to air emissions, wastewater or storm water discharges or waste handling, which subjects us to new or revised permitting conditions that may be onerous or costly to comply with. In addition, certain of our customer service arrangements may require us to operate, on behalf of a specific customer, petroleum storage units such as underground tanks, or pipelines and other regulated units, all of which may impose additional regulatory compliance and permitting obligations. Compliance with these environmental laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory and remedial obligations, and the issuance of injunctions delaying or prohibiting operations. Moreover, as with any owner or operator of real property, we may be subject to clean-up costs and liability for regulated substances or any other toxic or hazardous wastes that may exist on or have been released from any of our properties. We believe that our operations are in substantial compliance with applicable environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on us. However, the clear trend in environmental regulation is to place more restrictions on activities that may affect the environment, and thus, any changes in these laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our results of operations and financial condition.

The primary federal environmental laws to which our operations are subject include the Clean Air Act and regulations thereunder, which regulate air emissions; the Clean Water Act and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; the Resource Conservation and Recovery Act (“RCRA”) and regulations thereunder, which regulate the management and disposal of solid and hazardous waste; and the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and regulations thereunder, known more commonly as “Superfund,” which imposes liability for the remediation of the releases of hazardous substances in the environment. We are also subject to regulation under the Occupational Safety and Health Act (“OSHA”) and regulations thereunder, which regulate the protection of the health and safety of workers. Analogous state laws and regulations may also apply.

The Clean Air Act and comparable state laws and regulations regulate emissions of air pollutants from various sources, including natural gas compressors, and also impose various monitoring and reporting requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emission, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. While our standard contract typically provides that the customer will assume the permitting responsibilities and environmental risks related to site operations, we have in some cases obtained air permits as the owner and operator of the compressors. Under most of our contract operations service agreements, our customers must indemnify us for certain losses or liabilities we may suffer as a result of the failure to comply with applicable environmental laws, including permit conditions. Increased obligations of operators to reduce air emissions of nitrogen oxides and other pollutants from internal combustion engines in transmission service are anticipated. For example, the Environmental Protection Agency (“EPA”) recently adopted rules, effective March 18, 2008, that establish emission standards for new spark ignition engines and require emission controls of certain new and existing stationary reciprocating engines that were excluded from previous regulation. We do not expect these recently adopted rules to have a material adverse effect on our operations or financial condition. Nevertheless, there can be no assurance that those rules, once effective, or any other new regulations requiring the installation of more sophisticated emission control equipment would not have a material adverse impact. In any event, we believe that in most cases these obligations would be allocated to our clients under our contracts. Moreover, we expect that such requirements would not have any more significant effect on our operations or financial condition than on any similarly situated company providing contract operations services.

The Clean Water Act and comparable state laws and regulations impose restrictions and strict controls with respect to the discharge of pollutants into state waters or waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In addition, the Clean Water Act regulates storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification. Many of our facilities on which we may store inactive compression units have applied for and obtained industrial wastewater discharge permits as well as sought coverage under local wastewater ordinances. In addition, many of those facilities have filed notices of intent for coverage under statewide storm water general permits and developed and implemented storm water pollution prevention plans, as required. Federal laws also require spill prevention, control, and countermeasures, including appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak at such facilities.

The U.S. Congress is actively considering legislation to reduce emissions of “greenhouse gases,” including carbon dioxide and methane. In addition, at least 14 states have already taken legal measures to reduce emissions of greenhouse gases. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA must consider whether it is required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation addressing emissions of greenhouse gases. Passage of climate control legislation or other regulatory initiatives by Congress or various states of the U.S. or the adoption of regulations by the EPA or analogous state agencies that restrict emissions of greenhouse gases could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our operations or financial condition.

The RCRA and comparable state laws and regulations govern the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous solid wastes. During the course of our operations, we generate wastes (including, but not limited to, used oil, antifreeze, filters, sludges, paints, solvents, and sandblast materials) in quantities regulated under RCRA. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes. In addition, to the extent we operate underground tanks on behalf of specific customers, such operations may be regulated under RCRA.

CERCLA and comparable state laws and regulations impose strict, joint and several liability without regard to fault or the legality of the original conduct on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current or past owner or operator of the facility or disposal site where the release occurred and any company that transported, disposed of, or arranged for the transport or disposal of the hazardous substances released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by hazardous substances or other pollutants released into the environment.

We currently own or lease, and in the past have owned or leased, a number of properties that have been used in support of our operations for a number of years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons, hazardous substances, or other regulated wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such materials have been taken for disposal by companies sub-contracted by us. In addition, many of these properties have been previously owned or operated by third parties whose treatment and disposal or release of hydrocarbons, hazardous substances or other regulated wastes was not under our control. These properties and the materials released or disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate historical property contamination, or to perform certain operations to prevent future contamination. At one of our owned sites, we are currently working with the prior owner who has undertaken the full legal obligations to monitor and cleanup contamination at such site that occurred prior to our acquisition of this site. We are not currently under any order requiring that we undertake or pay for any clean-up activities. However, we cannot provide any assurance that we will not receive any such order in the future.

We are subject to the requirements of OSHA and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. We believe we are in substantial compliance with these requirements and with other OSHA and comparable requirements.

Our operations outside the U.S. are potentially subject to similar international governmental controls and restrictions pertaining to the environment and other regulated activities in the countries in which we operate. We believe our operations are in substantial compliance with existing international governmental controls and restrictions and that compliance with these international controls and restrictions has not had a material adverse effect on our operations. We cannot provide any assurance, however, that we will not incur significant costs to comply with these international controls and restrictions in the future.

Employees

As of December 31, 2007, we had approximately 10,700 employees, approximately 600 of whom are represented by labor unions. We believe that our relations with our employees are satisfactory.

Available Information

Our website address is www.exterran.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as the corresponding reports of Hanover and Universal, are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the SEC. Information contained on our website is not incorporated by reference in this report or any of our other securities filings. Paper copies of our filings are also available, without charge, from Exterran Holdings, Inc., 4444 Brittmoore Road, Houston, Texas 77041, Attention: Investor Relations. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers who file electronically with the SEC. The SEC’s website address is www.sec.gov.

Additionally, we make available free of charge on our website:

•	our Code of Business Conduct;

•	our Corporate Governance Principles; and

•	the charters of our audit, compensation, and nominating and corporate governance committees.

Item 1A.  Risk Factors

As described in the “Disclosure Regarding Forward-Looking Statements,” this report contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occurs, our business, financial condition, operating results and cash flows could be negatively impacted.

The anticipated benefits of the merger of Hanover and Universal may not be realized.

We expect the merger of Hanover and Universal to result in various benefits, including, among other things, annual synergies and cost savings of approximately $50 million and other operating efficiencies that cannot be quantified at this time. We may not achieve these benefits at the levels expected or at all. If we fail to achieve these expected benefits, the results of operations and the enterprise value of the combined company may be adversely affected. The $50 million of cost savings is in addition to the approximately $25 million in interest expense savings achieved based upon the completion of the debt refinancing and interest rate hedging activities in September 2007.

The integration of Hanover and Universal following the merger presents significant challenges that may reduce the anticipated potential benefits of the merger.

We face significant challenges in consolidating functions and integrating the Hanover and Universal organizations, procedures and operations in a timely and efficient manner, as well as in retaining key personnel. The integration of Hanover and Universal will continue to be costly, complex and time-consuming due to the size and complexity of each organization. The principal challenges include the following:

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

We are dedicating substantial cost and effort to integrate the businesses. These efforts could divert our focus and resources from other day-to-day tasks, corporate initiatives or strategic opportunities during the integration process.

We have a substantial amount of debt that could limit our ability to fund future growth and operations and increase our exposure during adverse economic conditions.

At December 31, 2007, we had approximately $2.3 billion in outstanding debt obligations. Factors beyond our control may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these “Risk Factors” and those listed in the “Disclosure Regarding Forward-Looking Statements” section of this report.

Our substantial debt and associated commitments could have important adverse consequences. For example, these commitments could:

•	make it more difficult for us to satisfy our contractual obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, acquisitions or other corporate requirements;

•	increase our vulnerability to interest rate fluctuations because the interest payments on a portion of our debt are based upon variable interest rates and a portion can adjust based upon our credit statistics;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

We may be vulnerable to interest rate increases due to our floating rate debt obligations.

As of December 31, 2007, after taking into consideration interest rate swaps, we had approximately $887 million of outstanding indebtedness subject to interest at floating rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes.

Our indebtedness imposes restrictions on us that may affect our ability to successfully operate our business.

Our bank credit facilities, asset-backed securitization facility and the agreements governing certain of our indebtedness include covenants that, among other things, restrict our ability to:

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

A reduction in oil or natural gas prices, or instability in North American or global energy markets, could adversely affect our business.

Our results of operations depend upon the level of activity in the global energy market, including natural gas development, production, processing and transportation. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices or significant instability in energy markets. As a result, the demand for our natural gas compression services and oil and natural gas production and processing equipment would be adversely affected. Any future decline in oil and natural gas prices could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Erosion of the financial condition of our customers could also have an adverse effect on our business. During times when the oil or natural gas markets weaken, the likelihood of the erosion of the financial condition of our customers increases. If, and to the extent the financial condition of our customers declines, those customers could seek to preserve capital by canceling any month-to-month contracts, canceling or delaying scheduled maintenance of their existing natural gas compression and oil and natural gas production and processing equipment or determining not to enter into any new natural gas compression service contracts or purchase new compression and oil and natural gas production and processing equipment, thereby reducing demand for our products and services. The reduced demand for our products and services as described above could adversely affect our business, financial condition results of operations and cash flow. In addition, in the event of the financial failure of a customer, we could experience a loss associated with the unsecured portion of any of our outstanding accounts receivable associated with that customer.

There are many risks associated with conducting operations in international markets.

We operate in many geographic markets outside the U.S. Changes in local economic or political conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additional risks inherent in our international business activities include the following:

•	difficulties in managing international operations, including our ability to timely and cost effectively execute projects;

•	unexpected changes in regulatory requirements;

•	training and retaining qualified personnel in international markets;

•	inconsistent product regulation or sudden policy changes by foreign agencies or governments;

•	the burden of complying with multiple and potentially conflicting laws;

•	tariffs and other trade barriers that may restrict our ability to enter new markets;

•	governmental actions that result in the deprivation of contract rights, including possible law changes, and other difficulties in enforcing contractual obligations;

•	foreign currency exchange rate risks;

•	difficulty in collecting international accounts receivable;

•	potentially longer receipt of payment cycles;

•	changes in political and economic conditions in the countries in which we operate, including the nationalization of energy related assets, civil uprisings, riots, kidnappings and terrorist acts;

•	potentially adverse tax consequences or tax law changes;

•	restrictions on repatriation of earnings or expropriation of property without fair compensation;

•	the geographic, time zone, language and cultural differences among personnel in different areas of the world; and

•	difficulties in establishing new international offices and risks inherent in establishing new relationships in foreign countries.

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

There are risks associated with our operations in Nigeria. Local unrest and violence in Nigeria have adversely affected our historical financial results and could result in possible impairment and write-downs of our assets in Nigeria if the political situation in Nigeria does not improve.

Our operations in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. These risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks, including risks arising from the increase in violence and local unrest in Nigeria over the past 18 months, could adversely impact our operations in Nigeria and could affect the timing and decrease the amount of revenue we may realize from our assets in Nigeria.

For example, we are involved in a project called the Cawthorne Channel Project in Nigeria pursuant to which we provide natural gas compression and natural gas processing services from a barge-mounted facility we own that is stationed in a Nigerian coastal waterway. Because of unrest and violence in the region and a lack of natural gas provided to the project, the project was offline from June 2006 through July 2007. We have not recognized revenue on the Cawthorne Channel Project during 2007 and may not be able to recognize revenue from this project in the future.

At December 31, 2007, we had tangible net assets of approximately $76 million related to projects in Nigeria. If we are unable to operate our assets under current projects, we may be required to find alternative uses for those assets, which could potentially result in an impairment and write-down of the investment in those assets in Nigeria, which could adversely impact our financial condition or results of operations.

There are risks associated with our operations in Venezuela. Further changes to the laws and regulations of Venezuela could adversely impact our results of operations and require us to write-down certain of our assets in Venezuela.

Recently, laws and regulations in Venezuela have been subject to frequent and significant changes. These changes have included currency controls, restrictions on repatriation of capital, import prohibition of certain consumable commodities required for ongoing operations, expropriation and nationalization of certain firms and industries and changes to the tax laws. While these changes have not had a material impact on us to date, future changes could have a material impact on us. For example, if the government of Venezuela institutes further changes to the laws and regulations of Venezuela, those changes could increase the expenses incurred by our Venezuelan operations, resulting in a reduction in our net income or a write-down of our investments in Venezuela. At December 31, 2007, we had tangible net assets in Venezuela, including investments in non-consolidated affiliates, of approximately $454.7 million.

We are exposed to exchange rate fluctuations in the international markets in which we operate. A decrease in the value of any of these currencies relative to the U.S. dollar could reduce profits from international operations and the value of our international net assets.

Our reporting currency is the U.S. dollar. Gains and losses from the remeasurement of assets and liabilities that are receivable or payable in currency other than functional currency are included in the consolidated statements of operations. The remeasurement has caused the U.S. dollar value of our international results of operations to vary with exchange rate fluctuations, and the U.S. dollar value of our international results of operations will continue to vary with exchange rate fluctuations. We have not hedged exchange rate exposures, which exposes us to the risk of exchange rate losses.

A fluctuation in the value of any of these currencies relative to the U.S. dollar could reduce our profits from international operations and the value of the net assets of our international operations when reported in U.S. dollars in our financial statements. This could have a negative impact on our business, financial condition or results of operations as reported in U.S. dollars. For example, in February 2004 and March 2005, the Venezuelan government devalued Venezuela’s currency to 1,920 bolivars and 2,148 bolivars, respectively, for each U.S. dollar.

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

The length of our compressor contracts with customers varies based on operating conditions and customer needs. In most cases, under currently prevailing contract compression rates, our initial contract terms are not long enough to enable us to fully recoup the average cost of acquiring or fabricating the equipment. We cannot be sure that a substantial number of these customers will continue to renew their contracts, that we will be able to enter into new contracts for the equipment with new customers or that any renewals will be at comparable rates. The inability to renew contracts with respect to a substantial portion of our compressor fleet would have a material adverse effect upon our business, financial condition, results of operations and cash flows.

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

The tax treatment of the Partnership depends on its status as a partnership for U.S. federal income tax purposes, as well as its not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service treats the Partnership as a corporation or if the Partnership becomes subject to a material amount of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to the Partnership’s unitholders and undermine the cost of capital advantage we believe the Partnership has, which would diminish one of the anticipated benefits of the merger.

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

Current law may change so as to cause the Partnership to be treated as a corporation for U.S. federal income tax purposes or otherwise subject it to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. The Partnership’s partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects it to taxation as a corporation or otherwise subjects it to entity-level taxation for U.S. federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels of the Partnership may be adjusted to reflect the impact of that law on it at the option of its general partner without the consent of its unitholders. If the Partnership were to be taxed at the entity level, it would lose the comparative cost of capital advantage we believe it has over a corporation structure, thereby undermining one of Hanover’s and Universal’s key strategic reasons for the merger.

We face significant competition that may cause us to lose market share and harm our financial performance.

Our industry is highly competitive and there are low barriers to entry, especially in North America. We expect to experience competition from companies that may be able to adapt more quickly to technological changes within our industry and throughout the economy as a whole, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors and customers. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the price at which they offer their services, we may not be able to compete effectively. Some of these competitors may expand or construct newer or more powerful compression systems that would create additional competition for the services we currently provide to our customers. In addition, customers that are significant producers or gatherers of natural gas may purchase their own assets in lieu of using our contract operations services. In addition, our other lines of business will face significant competition.

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

Natural gas operations entail inherent risks, including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of natural gas or well fluids, fires and explosions. These risks may expose us, as an equipment operator or fabricator, to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. The insurance we have obtained against many of these risks may not be adequate to cover our claims or losses. We are not fully insured on all of our offshore assets. In addition, we are substantially self-insured for worker’s compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Further, insurance covering the risks we expect to face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we were not able to obtain liability insurance, our business, results of operations and financial condition could be negatively impacted.

We are subject to a variety of governmental regulations.

We are subject to a variety of U.S. federal, state, local and international laws and regulations relating to the environment, health and safety, export controls, currency exchange, labor and employment and taxation. These laws and regulations are complex, change frequently and have tended to become more stringent over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties, imposition of remedial requirements and issuance of injunctions as to future compliance. From time to time, as part of our operations, including newly acquired operations, we may be subject to compliance audits by regulatory authorities in the various countries in which we operate.

Environmental laws and regulations may, in certain circumstances, impose strict liability for environmental contamination, which may render us liable for remediation costs, natural resource damages and other damages as a result of conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners, operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could negatively impact our financial condition or results of operations.

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

We conduct operations at numerous facilities in a wide variety of locations across the continental U.S. The operations at many of these facilities require U.S. federal, state or local environmental permits or other authorizations. Additionally, natural gas compressors at many of our customers’ facilities require individual air permits or general authorizations to operate under various air regulatory programs established by rule or regulation. These permits and authorizations frequently contain numerous compliance requirements, including monitoring and reporting obligations and operational restrictions, such as emission limits. Given the large number of facilities in which we operate, and the numerous environmental permits and other authorizations that are applicable to our operations, we may occasionally identify or be notified of technical violations of certain requirements existing in various permits or other authorizations. Occasionally, we have been assessed penalties for our non-compliance, and we could be subject to such penalties in the future.

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

The price of our common stock may be volatile.  Some of the factors that could affect the price of our common stock are quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community, our ability to implement our merger integration strategy and to realize the expected synergies and other benefits from the merger between Hanover and Universal and speculation in the press or investment community about our financial condition or results of operations. General market conditions and North America or international economic factors and political events unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends in the price of our common stock to predict the future price of our common stock or our financial results.

We may not be able to consummate additional contributions or sales of portions of our U.S. contract operations business to the Partnership.

As part of our business strategy, we intend to contribute or sell the remainder of our U.S. contract operations business to the Partnership, over time, but we are under no obligation to do so. Likewise, the Partnership is under no obligation to purchase any additional portions of that business. The consummation of any future sales of additional portions of that business and the timing of such sales will depend upon, among other things:

•	our reaching agreement with the Partnership regarding the terms of such sales, which will require the approval of the conflicts committee of the board of directors of the Partnership, which is comprised exclusively of directors who are deemed independent from us;

•	the Partnership’s ability to finance such purchases on acceptable terms, which could be impacted by general equity and debt market conditions as well as conditions in the markets specific to master limited partnerships; and

•	the Partnership’s compliance with its debt agreements.

If we are unable to consummate additional contributions or sales of our U.S. contract operations business to the Partnership, we may not be able to capitalize on what we believe is the Partnership’s lower cost of capital, which could impact our competitive position in the U.S. Additionally, without the proceeds from future contributions or sales of our U.S. contract operations business, we will have less capital to invest to grow our business.

Our charter and bylaws contain provisions that may make it more difficult for a third party to acquire control of us, even if a change in control would result in the purchase of our stockholders’ shares of common stock at a premium to the market price or would otherwise be beneficial to our stockholders.

There are provisions in our restated certificate of incorporation and bylaws that may make it more difficult for a third party to acquire control of us, even if a change in control would result in the purchase of our stockholders’ shares of common stock at a premium to the market price or would otherwise be beneficial to our stockholders. For example, our restated certificate of incorporation authorizes the board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, provisions of our restated certificate of incorporation and bylaws, such as limitations on stockholder actions by written consent and on stockholder proposals at meetings of stockholders, could make it more difficult for a third party to acquire control of us. Delaware corporation law may also discourage takeover attempts that have not been approved by the board of directors.

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

The following table describes the material facilities we owned or leased as of December 31, 2007:

		Square
Location	Status	Feet	Uses

Houston, Texas	Leased	234,746	Office
Houston, Texas	Leased	51,941	Office
Houston, Texas	Owned	244,000	Corporate office, fabrication, North America contract operations and aftermarket services
Calgary, Alberta, Canada	Owned	105,760	Fabrication, North America contract operations and aftermarket services
Schulenburg, Texas	Owned	23,000	Fabrication, North America contract operations and aftermarket services
Yukon, Oklahoma	Owned	72,000	North America contract operations and aftermarket services
Belle Chase, Louisiana	Owned	35,000	North America contract operations and aftermarket services
Broussard, Louisiana	Leased	24,700	North America contract operations and aftermarket services
Houston, Texas	Owned	343,750	Fabrication; corporate office
El Tigre, Venezuela	Leased	35,954	Fabrication, office
Anaco, Venezuela	Leased	129,000	International contract operations and aftermarket services
Camacari, Brazil	Owned	86,111	International contract operations and aftermarket services
Reynosa, Mexico	Owned	22,235	International contract operations and aftermarket services
Casper, Wyoming	Owned	28,390	North America contract operations and aftermarket services
Comodoro Rivadavia, Argentina	Owned	26,000	International contract operations and aftermarket services
Davis, Oklahoma	Owned	393,870	North America contract operations and aftermarket services
El Tigre, Venezuela	Owned	107,600	International contract operations and aftermarket services
Farmington, New Mexico	Owned	42,097	North America contract operations and aftermarket services
Maturin, Venezuela	Owned	23,695	International contract operations and aftermarket services
Kilgore, Texas	Owned	32,995	North America contract operations and aftermarket services
Midland, Texas	Owned	53,300	North America contract operations and aftermarket services
Neuquen, Argentina	Owned	30,000	International contract operations and aftermarket services
Oklahoma City, Oklahoma	Leased	37,485	North America contract operations and aftermarket services
Pampa, Texas	Leased	24,000	North America contract operations and aftermarket services
Santa Cruz, Bolivia	Leased	21,119	International contract operations and aftermarket services
Victoria, Texas	Owned	59,852	North America contract operations and aftermarket services
Walsall, United Kingdom	Owned	44,700	International contract operations and aftermarket services
Yukon, Oklahoma	Owned	22,453	North America contract operations and aftermarket services
Houston, Texas	Leased	28,750	Aftermarket services
Port Harcourt, Nigeria	Leased	32,808	Aftermarket services
Houma, Louisiana	Owned	60,000	Aftermarket services
Broussard, Louisiana	Owned	74,402	Fabrication
Broken Arrow, Oklahoma	Owned	141,549	Fabrication
Columbus, Texas	Owned	219,552	Fabrication
Jebel Ali Free Zone, UAE	Leased	113,211	Fabrication
Hamriyah Free Zone, UAE	Leased	169,576	Fabrication
Mantova, Italy	Owned	654,397	Fabrication
Neuquen, Argentina	Leased	47,500	Fabrication
Singapore, Singapore	Leased	482,098	Fabrication
Tulsa, Oklahoma	Owned	40,100	Fabrication
Victoria, Texas	Owned	50,506	Fabrication

Our executive offices are located at 4444 Brittmoore, Houston, Texas 77041 and our telephone number is (713) 335-7000.

Item 3.	Legal Proceedings

In the ordinary course of business we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our financial position, results of operation or cash flows for the period in which the resolution occurs.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “EXH.” The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

	Price
	High	Low

Year ended December 31, 2006
First Quarter	$57.88	$43.69
Second Quarter	$64.92	$47.91
Third Quarter	$60.77	$49.45
Fourth Quarter	$63.51	$52.43
Year ended December 31, 2007
First Quarter	$72.12	$53.54
Second Quarter	$83.08	$65.23
Third Quarter	$80.75	$72.53
Fourth Quarter	$92.75	$74.17

On February 20, 2008, the closing price or our common stock was $71.40 per share. As of February 20, 2008, there were approximately 1,406 holders of record of our common stock.

The performance graph below shows the cumulative total stockholder return on Hanover and our common stock compared with the S&P 500 Composite Stock Price Index (the “S&P 500 Index”) and the Oilfield Service Index (the “OSX”) over the five-year period beginning on December 31, 2002. The results for the period from December 31, 2002 through August 20, 2007, the date of the merger, reflect Hanover’s historical common stock price adjusted for the 0.325 merger exchange ratio. We have used Hanover’s historical common stock price during this period because Hanover was determined to be the acquirer for accounting purposes in the merger. The results for the period from August 21, 2007, when our common stock began trading on the New York Stock Exchange, through December 31, 2007 reflect the price of our common stock. The results are based on an investment of $100 in each of Hanover’s common stock, the S&P 500 Index and the OSX. The graph assumes the reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

Comparison of Five Year Cumulative Total Return

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

We have never declared or paid any cash dividends to our stockholders and do not anticipate paying such dividends in the foreseeable future. The board of directors anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to pay down debt, repurchase company stock, or develop and expand our business. Any future determinations to pay cash dividends to our stockholders will be at the discretion of the board of directors and will be dependent upon our results of operations and financial condition, credit and loan agreements in effect at that time and other factors deemed relevant by the board of directors.

On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. Under the stock repurchase program, we may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We may also implement all or part of the repurchases under a Rule 10b5-1 trading plan, so as to provide the flexibility to extend our share repurchases beyond the quarterly purchasing window. During the period August 20, 2007 through September 30, 2007, we repurchased 641,300 shares of our common stock at an aggregate cost of approximately $50 million. The following table provides information with respect to our purchases of our common stock during the quarter ended December 31, 2007 pursuant to our stock repurchase program:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares that
	Total Number of		as Part of Publicly	may yet be
	Shares	Average Price	Announced	Purchased under the
Period	Purchased	Paid per Share	Programs	Programs

10/01/07 – 10/31/07	—	$—	—	$150,015,416
11/01/07 – 11/30/07	553,200	81.15	553,200	105,123,236
12/01/07 – 12/31/07	63,900	79.71	63,900	100,029,767

Total	617,100	$81.00	617,100	$100,029,767

Item 6.	Selected Financial Data

In the table below we have presented certain selected financial data for Exterran for each of the five years in the period ended December 31, 2007. The historical consolidated financial data for 2005 through 2007 has been derived from our audited consolidated financial statements. The historical consolidated financial data for 2003 and 2004 has been derived from our consolidated financial statements. The Company has made certain reclassifications to the 2003 through 2006 consolidated statements of operations to conform to the 2007 presentation, these changes are discussed in Note 1 to the Financial Statements. The following information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and the Consolidated Financial Statements in Item 15 of this report.

	Years Ended December 31,
	2007(1)	2006	2005	2004	2003
	(In thousands, except per share data)

Statement of Operations Data:
Revenues	$2,540,485	$1,593,321	$1,304,311	$1,149,238	$1,021,531
Gross margin(2)	822,309	546,784	464,659	423,878	400,165
Selling, general and administrative	265,057	197,282	176,831	170,010	159,313
Merger and integration expenses	46,723	—	—	—	—
Depreciation and amortization(3)	252,716	175,927	172,649	165,058	159,347
Fleet impairment(4)	61,945	—	—	—	—
Interest expense(3)	130,092	123,496	146,959	157,228	98,992
Leasing expense(3)	—	—	—	—	43,139
Securities related litigation settlement(5)	—	—	—	(4,163)	42,991
Debt extinguishment costs(6)	70,150	5,902	7,318	—	—
Equity in (income) loss of non-consolidated affiliates	(12,498)	(19,430)	(21,466)	(19,780)	(23,014)
Other (income) expense, net	(44,646)	(50,897)	(8,198)	(15,151)	(2,210)
Goodwill impairment	—	—	—	—	35,466
Provision for income taxes	11,894	28,782	27,714	24,767	3,629
Minority interest	6,307	—	—	—	—
Income (loss) from continuing operations	34,569	85,722	(37,148)	(54,091)	(117,488)
Cumulative effect of accounting change, net of tax(3)	—	370	—	—	(86,910)
Net income (loss)	34,569	86,523	(38,017)	(44,006)	(208,259)
Earnings (loss) per share from continuing operations(7):
Basic	$0.76	$2.61	$(1.25)	$(1.96)	$(4.46)
Diluted	$0.75	$2.48	$(1.25)	$(1.96)	$(4.46)
Weighted average common and common equivalent shares(7):
Basic	45,580	32,883	29,756	27,557	26,365
Diluted	46,300	36,411	29,756	27,557	26,365
Other Financial Data:
Capital expenditures:
Growth	$190,251	$115,254	$79,279	$27,871	$57,112
Maintenance	115,127	82,911	61,102	42,987	61,390
Other	46,812	48,418	14,765	19,638	23,964
Cash flows provided by (used in):
Operating activities	$239,710	$209,089	$122,487	$131,837	$164,735
Investing activities	(302,268)	(168,168)	(104,027)	11,129	(43,470)
Financing activities	135,727	(18,134)	(6,890)	(162,350)	(84,457)
Balance Sheet Data:
Cash	$149,224	$73,286	$48,233	$38,076	$56,619
Working capital(8)	670,482	326,565	351,694	301,893	279,050
Net property, plant and equipment	3,533,505	1,863,452	1,823,100	1,876,348	2,027,654
Total assets	6,863,523	3,070,889	2,862,996	2,771,229	2,942,274
Debt and convertible preferred securities	2,333,924	1,369,931	1,478,948	1,643,616	1,782,823
Common stockholders’ equity	3,162,260	1,014,282	909,782	760,055	753,488

(1)	Universal’s financial results have been included in our consolidated financial statements after the merger date on August 20, 2007. Financial information for prior periods may not be comparable with 2007 due to the impact of this business combination on our financial position and results of operation. See Note 2 to the Financial Statements for a description of the merger. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion about the impact of the merger on our results of operations and financial position for the year ended and as of December 31, 2007.

(2)	Gross margin is defined, reconciled to net income (loss) and discussed further in Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measure”) of this report.

(3)	In accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” as revised in December 2003 (“FIN 46”), for periods ending after June 30, 2003, we have included in our consolidated financial statements the special purpose entities that leased compression equipment to us. As a result, on July 1, 2003, we added approximately $897 million of compression equipment assets, net of accumulated depreciation, and approximately $1,139.6 million of our compression equipment lease obligations (including approximately $1,105.0 million in debt) to our balance sheet. This debt was redeemed in the third quarter of 2007.

(4)	Management reviewed our fleet for units that would not be of the type, configuration, make or model that management would want to continue to offer after the merger with Universal due to the cost to refurbish the equipment, the incremental costs of maintaining more types of equipment and the increased financial flexibility of the new company to build new units in the configuration currently in demand by our customers. As a result of this review, we recorded an impairment to our fleet assets of $61.9 million in the third quarter of 2007.

(5)	In May 2003, Hanover reached an agreement that was subject to court approval, to settle securities class actions, ERISA class actions and the stockholder derivative actions. The terms of the settlement became final in March 2004 and required Hanover to: (a) make a cash payment of approximately $30 million to the securities settlement fund (of which $26.7 million was funded by payments from Hanover’s directors and officers’ insurance carriers), (b) issue 2.5 million shares of Hanover common stock to the securities settlement fund, and (c) issue a contingent note with a principal amount of $6.7 million to the securities settlement fund.

In April 2004, Hanover issued the $6.7 million contingent note related to the securities settlement. The note was payable, together with accrued interest, on March 31, 2007 but was extinguished (with no money paid under it) under the terms of the note because our common stock traded above the average price of $12.25 per share for 15 consecutive trading days during the third quarter of 2004. As a result of the cancellation of the note in the third quarter of 2004, we reversed the note and the embedded derivative, which resulted in a $4.0 million reduction to the cost of the securities-related litigation.

(6)	In the third quarter of 2007, we refinanced a significant portion of Universal’s and Hanover’s debt that existed before the merger. We recorded $70.2 million of debt extinguishment charges related to this refinancing. The charges related to a call premium and tender fees paid to retire various Hanover notes that were part of the debt refinancing and a charge of $16.4 million related to the write-off of deferred financing costs in conjunction with the refinancing.

(7)	As a result of the merger between Hanover and Universal, each outstanding share of common stock of Universal was converted into one share of Exterran common stock and each outstanding share of Hanover common stock was converted into 0.325 shares of Exterran common stock. All share and per share amounts have been retroactively adjusted to reflect the conversion ratio of Hanover common stock for all periods presented.

(8)	Working capital is defined as current assets minus current liabilities.

NON-GAAP FINANCIAL MEASURE

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our selling, general and administrative activities, the impact of our financing methods and income taxes. Depreciation expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense and selling, general and administrative expense. Each of these excluded expenses is material to our consolidated results of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and selling, general and administrative expenses are necessary costs to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles our net income (loss) to gross margin (in thousands):

	2007	2006	2005	2004	2003

Net income (loss)	$34,569	$86,523	$(38,017)	$(44,006)	$(208,259)
Selling, general and administrative	265,057	197,282	176,831	170,010	159,313
Merger and integration expenses	46,723	—	—	—	—
Depreciation and amortization	252,716	175,927	172,649	165,058	159,347
Fleet impairment	61,945	—	—	—	—
Interest expense	130,092	123,496	146,959	157,228	98,992
Debt extinguishment costs	70,150	5,902	7,318	—	—
Equity in (income) loss of non-consolidated affiliates	(12,498)	(19,430)	(21,466)	(19,780)	(23,014)
Other (income) expense, net	(44,646)	(50,897)	(8,198)	(15,151)	(2,210)
Provision for income taxes	11,894	28,782	27,714	24,767	3,629
Minority interest, net of tax	6,307	—	—	—	—
Securities related litigation settlement	—	—	—	(4,163)	42,991
Goodwill impairment	—	—	—	—	35,466
Leasing expense	—	—	—	—	43,139
(Income) loss from discontinued operations, net of tax	—	(368)	756	(6,314)	(10,190)
(Gain) loss from sale of discontinued operations, net of tax	—	(63)	113	(3,771)	14,051
Cumulative effect of accounting change, net of tax	—	(370)	—	—	86,910

Gross margin	$822,309	$546,784	$464,659	$423,878	$400,165

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements, and the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See Part I (“Disclosure Regarding Forward-Looking Statements”) and Part 1, Item 1A (“Risk Factors”) of this report.

Overview

We are a global market leader in the full service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. We sell this equipment and provide complete operation and maintenance services for both customer-owned equipment and our fleet of contract equipment. Our customers include major and independent oil and natural gas producers and distributors as well as national oil and natural gas companies in the countries in which we operate. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and natural gas production and processing equipment, and provide natural gas processing and treating and oilfield power generation services, as a complement to our compression services. In addition, we provide engineering, procurement and fabrication of critical process equipment for refinery and petrochemical facilities and tank farms and evaporators and brine heaters for desalination plants.

Subsequent to the merger between Hanover and Universal, we evaluated our management process for analyzing the performance of our operations. We have changed our segment reporting in accordance with U.S. generally accepted accounting principles in order to enable investors to view our operations in a manner similar to the way management does. Our Fabrication segment previously reported three product lines: Compressor and Accessory Fabrication, Production and Processing Fabrication — Surface Equipment and Production and Processing Fabrication — Belleli. We also renamed three of our segments as follows: U.S. Rentals is now referred to as North America Contract Operations; International Rentals is now referred to as International Contract Operations; and Parts, Service and Used Equipment is now referred to as Aftermarket Services. North America Contract Operations includes U.S. and Canada contract operations. The changes in our reportable segments, including the reclassification on the consolidated statements of operations of the related revenues and costs of sales (excluding depreciation and amortization), have been made to all periods presented within this Annual Report on Form 10-K.

Hanover and Universal Merger

On August 20, 2007, Hanover and Universal completed their business combination pursuant to a merger. As a result of the merger, each of Universal and Hanover became our wholly-owned subsidiary, and Universal merged with and into us. Hanover was determined to be the acquirer for accounting purposes and, therefore, our financial statements and the financial information included herein reflect Hanover’s historical results for the periods prior to the merger date. For more information regarding the merger, see Note 2 to the Financial Statements.

Industry Conditions and Trends

Natural Gas Industry.  Worldwide consumption of natural gas increased from approximately 53 trillion cubic feet in 1980 to approximately 105 trillion cubic feet in 2006, although consumption levels in the U.S. declined in the early 2000s, primarily due to an economic slowdown, and continue to be relatively flat today. Industry sources expect the long-term growth trend of worldwide natural gas consumption to continue. We believe the growing demand in electrical power generation is a contributing factor in the worldwide growth of natural gas consumption as natural gas tends to be the fuel of choice for new power plants.

The U.S. accounted for an estimated annual production of approximately 19 trillion cubic feet of natural gas in calendar year 2006, or 18% of the worldwide total, compared to an estimated annual production of approximately 86 trillion cubic feet in the rest of the world. Industry sources estimate that the U.S.’ natural gas production level will be approximately 21 trillion cubic feet in calendar year 2025, or 13% of the worldwide total, compared to an estimated annual production of approximately 144 trillion cubic feet in the rest of the world. As of January 1, 2007, the U.S. natural gas reserves were estimated at 204 trillion cubic feet, or 3.3% of the worldwide total.

Natural Gas Compression Services Industry.  The natural gas compression services industry has experienced a significant increase in the demand for its products and services from the early 1990s, and we believe the contract compression services industry in the U.S. will continue to have growth opportunities due to the following factors, among others:

•	aging producing natural gas fields will require more compression to continue producing the same volume of natural gas; and

•	increasing production from unconventional sources, which include tight sands, shale and coal bed methane, generally require more compression than production from conventional sources to produce the same volume of natural gas.

More recently, the industry began to increase capital expenditure levels in the U.S. as increasing utilization levels caused a shortage in the supply of available, large horsepower units. During this expansion of the large horsepower fleet in the U.S., demand for certain smaller horsepower units moderated, partly as a result of larger horsepower units replacing smaller horsepower units to gain efficiencies in natural gas production.

While the international contract compression services market is currently smaller than the U.S. market, we believe there are growth opportunities in international demand for compression services and products due to the following factors:

•	implementation of international environmental and conservation laws preventing the practice of flaring natural gas and recognition of natural gas as a clean air fuel;

•	a desire by a number of oil exporting nations to replace oil with natural gas as a fuel source in local markets to allow greater export of oil;

•	increasing development of pipeline infrastructure, particularly in Latin America and Asia, necessary to transport natural gas to local markets;

•	growing demand for electrical power generation, for which the fuel of choice tends to be natural gas; and

•	privatization of state-owned energy producers, resulting in increased outsourcing due to the focus on reducing capital expenditures and enhancing cash flow and profitability.

Company Performance Trends and Outlook

For the year ending December 31, 2008, we expect continued strong demand throughout the majority of our contract operations segments. In the U.S., we expect to see continued strong demand for our contract operations services that utilize large horsepower compressors, but moderating or decreasing demand for our contract operations services that utilize smaller horsepower units. In international markets, we continue to expect strong demand for our contract operations services, particularly for our Total Solutions projects throughout Latin America and the Eastern Hemisphere. As a result of this continued strong demand, we expect to add a similar amount of growth capital investment as compared to what we added on a combined basis during 2007; however, our capital expenditure levels will exceed those during 2007 as the year ending December 31, 2008 will include a full year of capital additions related to Universal operations. Within the North America contract operations segment, we expect that operating costs will moderate during 2008. As a result of the strong fundamentals we expect in the markets we serve, we expect our fabrication business to improve in 2008 over 2007, and we expect fabrication revenue for 2008 to be in excess of 2007 levels.

We are investing in key initiatives to help support the future growth of our company. These initiatives include an increased marketing and business development commitment targeted at international expansion and the conversion of certain of our locations to our enterprise resource planning (“ERP”) system.

We intend for the Partnership to be our primary growth vehicle for our U.S. contract operations business. To this end, we may contribute additional U.S. contract operations customers to the Partnership in 2008 in exchange for cash and/or additional interests in the Partnership. Such transactions would depend on, among other things, reaching agreement with the Partnership regarding the terms of the purchase, which may require approval of the conflicts committee of the board of directors of the general partner of the Partnership, and the Partnership’s ability to finance any such purchase.

Certain Key Challenges and Uncertainties

Market conditions in the natural gas industry, competition in the natural gas compression industry and the risks inherent in our on-going international expansion continue to represent key challenges and uncertainties. In addition to those, we believe the following represent some of the key challenges and uncertainties we will face in the near future.

Labor.  As we continue to grow both in North America and internationally and in light of the currently favorable energy industry market conditions, we believe our ability to hire, train and retain qualified personnel continues to be challenging and important. In particular, the supply of experienced operational, fabrication and field personnel continues to be tight and our demand for such personnel continues to grow. Although we have been able to satisfy our personnel needs in these positions thus far, retaining these employees has been a challenge. To increase retention of qualified operating personnel, we have instituted programs that enhance skills and provide on-going training. Our ability to continue our growth will depend in part on our success in hiring, training and retaining these employees.

Smaller Horsepower Compression.  Over the course of the last eighteen months, the utilization of our small and mid range horsepower compressors has decreased due to lower demand for those units by our customers and increased competition with respect to those units. We believe that the lower customer demand has been driven by our lack of investment in new smaller horsepower compressors coupled with a replacement of such compressors with larger horsepower compressors as producers attempt to improve economics by maintaining lower pressures in gathering lines. We also believe that the increase in competition for these units has been driven by the low barriers to entry, including relatively low capital costs, associated with providing contract compression services with smaller horsepower compressors. While we believe the demand for smaller horsepower compressor units will increase over time due to the favorable fundamentals of the compression industry, further utilization declines could have an adverse effect on our future business.

Summary of Results

Net income (loss).  We recorded consolidated net income of $34.6 million for the year ended December 31, 2007, as compared to consolidated net income of $86.5 million and consolidated net loss of $38.0 million for the years ended December 31, 2006 and 2005, respectively. Our results for 2007, 2006 and 2005 were affected by charges and events that may not necessarily be indicative of our core operations or our future prospects and impact comparability between years.

Results by Business Segment.  The following table summarizes revenues, expenses and gross margin percentages for each of our business segments:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Revenues:
North America Contract Operations	$551,140	$384,292	$351,128
International Contract Operations	336,807	263,228	232,587
Aftermarket Services	274,489	179,043	152,456
Fabrication	1,378,049	766,758	568,140

	$2,540,485	$1,593,321	$1,304,311

Cost of sales:
North America Contract Operations	$232,238	$156,554	$142,657
International Contract Operations	126,861	96,631	76,512
Aftermarket Services	214,497	139,633	114,535
Fabrication	1,144,580	653,719	505,948

	$1,718,176	$1,046,537	$839,652

Gross margin percentage:
North America Contract Operations	58%	59%	59%
International Contract Operations	62%	63%	67%
Aftermarket Services	22%	22%	25%
Fabrication	17%	15%	11%

Operating Highlights

The following tables summarize our total available horsepower, operating horsepower, horsepower utilization percentages and fabrication backlog.

December 31, 2007
(Horsepower in thousands)

Total Available Horsepower (at period end):
North America	4,514
International	1,447

Total	5,961

Operating Horsepower (at period end):
North America	3,632
International	1,306

Total	4,938

Horsepower Utilization:
Spot (at period end)	83%

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Compressor and Accessory Fabrication Backlog	$321.9	$325.1	$85.4
Production and Processing Equipment Fabrication Backlog	787.6	482.5	287.7

Fabrication Backlog	$1,109.5	$807.6	$373.1

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and accounting policies, including those related to bad debts, inventories, fixed assets, investments, intangible assets, income taxes, revenue recognition and contingencies and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances. The results of this process form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and these differences can be material to our financial condition, results of operations and liquidity.

Allowances and Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payments, additional allowances may be required. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. We review the adequacy of our allowance for doubtful accounts monthly. Balances aged greater than 90 days are reviewed individually for collectibility. In addition, all other balances are reviewed based on significance and customer payment histories. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During 2007, 2006 and 2005, we recorded bad debt expense of approximately $2.7 million, $2.5 million, and $2.0 million, respectively.

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those expected by management, additional inventory write-downs may be required. During 2007, 2006 and 2005, we wrote-down inventory of approximately $1.7 million, $2.3 million, and $0.1 million, respectively.

Depreciation

Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives and salvage values.

Purchase Accounting

We applied purchase accounting in accordance with SFAS No. 141 “Business Combinations,” for our acquisition of Universal. As described in Note 2 to the Financial Statements, we valued the acquired assets and liabilities assumed at fair value. The preliminary allocation of the purchase price was based upon preliminary valuations and our estimates and assumptions are subject to change upon the completion of management’s review of the final valuations. We are in the process of finalizing valuations related to identifiable intangible assets, property, plant and equipment, capitalized transaction costs, certain acquired contracts and residual goodwill. Changes to the preliminary purchase price could impact future depreciation and amortization expense as well as income tax expense. In addition, upon the finalization of our legal entity structure, additional adjustments to deferred taxes may be required. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date, in accordance with accounting principles generally accepted in the U.S.

Long-Lived Assets and Investments

We review for the impairment of long-lived assets, including property, plant and equipment and assets held for sale, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred. The determination of what constitutes an indication of possible impairment, the estimation of future cash flows and the determination of estimated fair value are all significant judgments. We recorded a long-lived asset impairment of $61.9 million in the third quarter of 2007 on fleet assets which were owned by Hanover prior to the merger that we will no longer use. See Note 19 to the Financial Statements for further discussion of this charge. There were no significant impairments in 2006 or 2005.

In addition, we perform an annual goodwill impairment test, pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” in the fourth quarter of each year or whenever events indicate impairment may have occurred, to determine if the estimated recoverable value of the reporting unit exceeds the net carrying value of the reporting unit, including the applicable goodwill. We determine the fair value of our reporting units using a combination of the expected present value of future cash flows and a market approach. The present value of future cash flows is estimated using our most recent forecast, the weighted average cost of capital and a market multiple on the reporting units’ earnings before interest, tax, depreciation and amortization. Changes in forecasts could affect the estimated fair value of our reporting units and result in a goodwill impairment charge in a future period. There were no impairments in 2007, 2006 or 2005 related to our annual goodwill impairment test.

We hold investments in companies having operations in areas that relate to our business. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

We own 35.5% of the SIMCO and Harwat Consortium, which owns, operates and services water injection plants in Venezuela. During the third quarter of 2007, we determined that the financial condition and near and long-term prospects of our investment in the SIMCO and Harwat Consortium had declined and that we had a loss in our investment that was not temporary. This decline was primarily caused by increased costs to operate the business and is not expected to improve in the near term. In the third quarter of 2007, we recorded an impairment of our investment in the SIMCO and Harwat Consortium of $6.7 million, which is reflected as a charge in equity in income (loss) of non-consolidated affiliates in our consolidated statements of operations.

Deferred Tax Assets

As of December 31, 2007, our net deferred tax liability was $224.8 million, which included gross deferred tax assets of $557.5 million, offset by valuation allowances of $30.9 million, and gross deferred tax liabilities of $751.4 million. Numerous assumptions are inherent in the estimation of future taxable income, including assumptions about matters that are dependent on future events, such as future operating and financial performance and market conditions.

Additionally, we must consider any prudent and feasible tax planning strategies that might minimize the amount of tax liabilities recognized or the amount of any valuation allowance recognized against deferred tax assets. We must also consider if we have the ability to implement these strategies should the forecasted conditions actually occur. The principal tax planning strategy available to us relates to the permanent reinvestment of the earnings of foreign subsidiaries. Assumptions related to the permanent reinvestment of the earnings of foreign subsidiaries are reconsidered periodically to give effect to changes in our businesses and in our tax profile.

Due to income from continuing operations before income taxes in 2006 and 2007, together with our expectations for 2008 and future years, we have reached the conclusion that it is more likely than not that certain of our deferred tax assets in the U.S. and foreign jurisdictions will be realized. Previously, because of cumulative tax losses in the U.S. and other foreign jurisdictions, we were not able to reach the “more likely than not” criteria of SFAS No. 109 and had recorded valuation allowances against such deferred tax assets. We have recorded valuation allowances for certain other deferred tax assets (e.g., net operating losses of certain foreign subsidiaries) that are not likely to be realized. If we are required to record and/or reverse additional valuation allowances in the U.S. or in any other foreign jurisdiction, our effective tax rate will be impacted, perhaps substantially, compared to the U.S. federal statutory rate.

As a result of the merger between Hanover and Universal, we have changed our position with respect to foreign taxes by treating foreign taxes as credits rather than deductions. Foreign tax credits that are not utilized in the year they are generated can be carried forward for 10 years offsetting payments of U.S. federal income taxes on a dollar-for-dollar basis. We believe that we will generate sufficient taxable income in the future from our operating activities as well as from the transfer of U.S. contract operations customer contracts and assets to the Partnership that will cause us to use our net operating loss carryforwards earlier than we had expected prior to the merger. After the utilization of our net operating loss carryforwards, we expect that we will be able to utilize our foreign tax credits within the 10-year carryforward period. In addition, we intend to amend our 2005 and 2006 U.S. federal income tax returns to make an election to credit foreign taxes that were previously deducted. The amendments will result in a $29.5 million benefit for foreign tax credits generated prior to the merger that has been recorded as a purchase accounting adjustment. If we do not meet our expectations with respect to taxable income generated by our operating activities and the transfer of assets to the Partnership, we may not realize the full benefit from our foreign tax credits which would require us to record a valuation allowance in our tax provision in future years.

Revenue Recognition — Percentage of Completion Accounting

We recognize revenue and profit for our fabrication operations as work progresses on long-term, fixed-price contracts using the percentage-of-completion method when the applicable criteria are met, which relies on estimates of total expected contract revenue and costs. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made and because the fabrication projects usually last several months. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. The typical duration of these projects is three to thirty-six months. Due to the long-term nature of some of our jobs, developing the estimates of cost often requires significant judgment.

We estimate percentage-of-completion for compressor and accessory fabrication on a direct labor hour to total labor hour basis. This calculation requires management to estimate the number of total labor hours required for each project and to estimate the profit expected on the project. Production and processing equipment fabrication percentage-of-completion is estimated using the direct labor hour and cost to total cost basis. The cost to total cost basis requires us to estimate the amount of total costs (labor and materials) required to complete each project. Because we have many fabrication projects in process at any given time, we do not believe that materially different results would be achieved if different estimates, assumptions or conditions were used for any single project.

Factors that must be considered in estimating the work to be completed and ultimate profit include labor productivity and availability, the nature and complexity of work to be performed, the impact of change orders, availability of raw materials and the impact of delayed performance. If the aggregate combined cost estimates for all of our fabrication businesses had been higher or lower by 1% in 2007, our results of operations before tax would have decreased or increased by approximately $11.4 million. As of December 31, 2007, we had recognized approximately $214.9 million in estimated earnings on uncompleted contracts.

Contingencies and Litigation

We are substantially self-insured for worker’s compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. In addition, we are not fully insured on all of our offshore assets. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the timeliness of reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known. As of December 31, 2007 and 2006, we had recorded approximately $6.1 million and $4.5 million, respectively, in claim reserves.

In the ordinary course of business, we are involved in various pending or threatened legal actions. While we are unable to predict the ultimate outcome of these actions, SFAS No. 5, “Accounting for Contingencies,” requires management to make judgments about future events that are inherently uncertain. We are required to record (and have recorded) a loss during any period in which we believe, based on our experience, a contingency is probable of resulting in a financial loss to us. In making its determinations of likely outcomes of pending or threatened legal matters, management considers the evaluation of counsel knowledgeable about each matter.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The results of operations for the year ended December 31, 2007 include Universal’s operations for the 134 days from the date of the merger, August 20, 2007, through December 31, 2007. Accordingly, these results of operations are not representative of a full year of operating results for Exterran.

Summary

Revenue.  Revenue for the year ended December 31, 2007 increased 59% to $2,540.5 million from $1,593.3 million for the year ended December 31, 2006. Approximately $450.5 million and $162.0 million of the increase in revenues and gross margin (defined as revenues less cost of sales, excluding depreciation and amortization expense), respectively, was due to the inclusion of Universal’s financial results after the merger date on August 20, 2007. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP within Part II, Item 6 (“Selected Financial Data - Non-GAAP Financial Measure”) of this report. Revenues in the current year benefited from an improvement in market conditions compared to the prior year.

Net Income.  Net income for the year ended December 31, 2007 was $34.6 million, or a decrease of $51.9 million, as compared to net income of $86.5 million for the year ended December 31, 2006. Net income in the current year benefited from the inclusion of Universal’s results after the merger and an improvement in market conditions compared to the prior year but decreased due to the charges discussed below. Net income for the year ended December 31, 2006 benefited from an $8.0 million gain on the sale of assets in Canada, a $28.4 million gain on the sale of our U.S. amine treating business and a benefit from the utilization of $36.2 million of net operating and capital losses that previously had a valuation allowance (including the reversal of $10.2 million of the valuation allowance on our net deferred tax assets in the U.S.).

Net income (loss) for the years ended December 31, 2007 and 2006 was also impacted by the following charges (in millions):

	Year Ended
	December 31,
	2007	2006

Merger and integration expense	$46.7	$—
Debt extinguishment charges	70.2	5.9
Fleet impairment	61.9	—
Impairment of investment in non-consolidated affiliate (recorded in Equity in (income) loss of non-consolidated affiliates)	6.7	—
Interest rate swap termination (recorded in Interest expense)	7.0	—

Total	$192.5	$5.9

Summary of Business Segment Results

North America Contract Operations

	Year Ended December 31,		Increase
	2007	2006	(Decrease)
	(In thousands)

Revenue	$551,140	$384,292	43%
Cost of sales (excluding depreciation and amortization expense)	232,238	156,554	48%

Gross margin	$318,902	$227,738	40%
Gross margin percentage	58%	59%	(1)%

The increase in revenue and gross margin was primarily due to the inclusion of the Universal results after the merger, which accounted for approximately $158.6 million and $92.9 million of the increase in revenue and gross margin, respectively. Gross margin percentage (defined as revenue less cost of sales, excluding depreciation and amortization expense, divided by revenue) was negatively impacted in the current year as compared to the prior year due to higher repair and maintenance expenses.

International Contract Operations

	Year Ended December 31,		Increase
	2007	2006	(Decrease)
	(In thousands)

Revenue	$336,807	$263,228	28%
Cost of sales (excluding depreciation and amortization expense)	126,861	96,631	31%

Gross margin	$209,946	$166,597	26%
Gross margin percentage	62%	63%	(1)%

The increase in revenue and gross margin was primarily due to the inclusion of the Universal results after the merger and accounted for approximately $50.8 million and $37.4 million of the increase in revenue and gross margin of international contract operations, respectively. The remaining increase in international contract operations revenue during the year ended December 31, 2007, compared to the year ended December 31, 2006, was due primarily to increased revenue in Latin America of approximately $21.8 million. Inclusion of the results of Universal after the merger date improved our gross margin percentage by approximately 2% for the year ended December 31, 2007. This increase in gross margin percentage was offset by higher labor and repair and maintenance costs in Argentina and the Eastern Hemisphere. Gross margin percentage was also negatively impacted by lower revenues and margins in Nigeria during the year ended December 31, 2007.

Revenue related to our Nigerian Cawthorne Channel Project was not recognized during the year ended December 31, 2007; however, we recorded expenses of $5.6 million related to this project. The year ended December 31, 2006 included $7.4 million in revenue and $5.6 million in expenses related to the project. For further information regarding the Cawthorne Channel Project, see Note 18 to the Financial Statements.

Aftermarket Services

	Year Ended December 31,		Increase
	2007	2006	(Decrease)
	(In thousands)

Revenue	$274,489	$179,043	53%
Cost of sales (excluding depreciation and amortization expense)	214,497	139,633	54%

Gross margin	$59,992	$39,410	52%
Gross margin percentage	22%	22%	0%

The increase in revenue and gross margin was primarily due to the inclusion of the Universal results after the merger and accounted for approximately $84.3 million and $17.7 million of the increase in revenue and gross margin of aftermarket services operations, respectively. The remaining increase in aftermarket services revenue and gross margin for the year ended December 31, 2007 was primarily due to an increase in international sales, primarily in the Eastern Hemisphere.

Fabrication

	Year Ended December 31,		Increase
	2007	2006	(Decrease)
	(In thousands)

Revenue	$1,378,049	$766,758	80%
Cost of sales (excluding depreciation and amortization expense)	1,144,580	653,719	75%

Gross margin	$233,469	$113,039	107%
Gross margin percentage	17%	15%	2%

The inclusion of the Universal results after the merger accounted for approximately $156.8 million and $14.0 million of the increase in revenue and gross margin, respectively. Approximately $49.1 million of Universal’s revenues related to three projects in the Eastern Hemisphere accounted for under the completed contract method of accounting that were near completion on the merger date and were completed by December 31, 2007. Due to the adjustment to record Universal’s inventory at fair value pursuant to the allocation of the purchase price on the date of merger, the value of the inventory related to these projects was increased to their sales price, which resulted in a gross margin percentage of 0% on these projects. For further information regarding the purchase price allocation with the merger, see Note 2 to the Financial Statements.

The remaining increase in fabrication revenue and gross margin during the year ended December 31, 2007, compared to the year ended December 31, 2006, was due primarily to improved market conditions that led to higher sales levels and better pricing. The product lines compressor and accessory fabrication, production and processing equipment fabrication and installations comprised 44%, 33% and 23%, respectively, of the increase in fabrication revenues for the year ended December 31, 2007, compared to the year ended December 31, 2006. Our Eastern Hemisphere operations were responsible for 69% of the increase in fabrication revenues for the year ended December 31, 2007, compared to the year ended December 31, 2006. During the year ended December 31, 2007, one of our facilities in the Eastern Hemisphere incurred $16.3 million of cost over-runs on a large project, which partially offset the impact of improved pricing and market conditions on gross margin and gross margin percentage.

Costs and expenses

	Year Ended December 31,		Increase
	2007	2006	(Decrease)
	(In thousands)

Selling, general and administrative	$265,057	$197,282	34%
Merger and integration expenses	46,723	—	n/a
Depreciation and amortization	252,716	175,927	44%
Fleet impairment	61,945	—	n/a
Interest expense	130,092	123,496	5%
Debt extinguishment costs	70,150	5,902	1,089%
Equity in income of non-consolidated affiliates	(12,498)	(19,430)	(36)%
Other (income) expense, net	(44,646)	(50,897)	(12)%

The increase in selling, general and administrative expenses (“SG&A”) was primarily due to the inclusion of Universal’s results after the merger and accounted for approximately $49.4 million of the increase in SG&A expense. The remaining increase in SG&A expense was primarily due to higher compensation expenses and costs associated with the increase in business activity. As a percentage of revenue, SG&A for the years ended December 31, 2007 and 2006 was 10% and 12%, respectively.

Merger and integration expenses related to the merger between Hanover and Universal were $46.7 million during the year ended December 31, 2007. These expenses were primarily comprised of amortization of retention bonus awards, acceleration of vesting of Hanover restricted stock, stock options and long-term cash incentives, change of control payments for Hanover executives and severance for Hanover employees. Acceleration of vesting of restricted stock and stock options, change of control payments and severance related to Universal employees were recorded as part of the purchase price allocation and therefore are not reflected in merger and integration expenses. For further information regarding merger and integration expenses, see Note 2 to the Financial Statements.

The inclusion of Universal’s results after the merger accounted for approximately $54.9 million of the increase in depreciation and amortization expense. The remaining increase in depreciation and amortization expense during the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily due to property, plant and equipment additions.

We recorded an impairment of fleet equipment of $61.9 million in the three months ended September 30, 2007. For further information regarding the impairment, see Note 19 to the Financial Statements.

The increase in interest expense during the year ended December 31, 2007 compared to the year ended December 31, 2006, was primarily due to the inclusion of additional interest related to Universal’s debt after the merger compared to interest on our debt before the merger and a $7.0 million charge to interest expense in the third quarter of 2007 from the termination of two fair value hedges. These increases were partially offset by a reduction in our effective interest rate to 6.3% (excluding the $7.0 million charge for termination of interest rate swaps) for the year ended December 31, 2007 from 8.5% for the year ended December 31, 2006. Our effective interest rate decreased after the merger due to the debt refinancing in the third quarter of 2007. For further information regarding the debt refinancing, see Note 11 to the Financial Statements.

The increase in debt extinguishment costs was due to call premium and tender fees paid to retire various Hanover notes that was part of the debt refinancing and a charge of $16.4 million related to the write-off of deferred financing costs in conjunction with the refinancing completed during the third quarter of 2007. For further information regarding the debt refinancing, see Note 11 to the Financial Statements. Debt extinguishment costs for the year ended December 31, 2006 relate to the call premium to repay our 11% Zero Coupon Subordinated Notes due March 31, 2007.

The decrease in equity in income of non-consolidated affiliates was partially caused by lower equity in earnings from our Venezuelan joint venture El Furrial. El Furrial is a joint venture in which we have a 33.3% ownership interest, that operates natural gas compression plants in Venezuela. During the year ended

December 31, 2007, we recorded equity income of $2.6 million related to El Furrial compared to $6.6 million in equity income for the year ended December 31, 2006. In addition, we recorded a charge of $6.7 million in the third quarter of 2007 on our investment in the SIMCO and Harwat Consortium due to an impairment of our investment that was determined to be other than temporary. For further information regarding the SIMCO and Harwat Consortium charge, see Note 8 to the Financial Statements.

The decrease in other (income) expense, net, was primarily due to a pre-tax gain of $28.4 million on the sale of our U.S. amine treating business in the first quarter of 2006 and an $8.0 million pre-tax gain on the sale of assets used in our fabrication facility in Canada during the second quarter of 2006. The decrease in other, net, was partially offset by a $19.4 million increase in gains on sales of trading securities. From time to time, we purchase short-term debt securities denominated in U.S. dollars and exchange them for short-term debt securities denominated in local currency in Latin America to achieve more favorable exchange rates. These funds are utilized in our international contract operations which have experienced an increase in operating costs due to local inflation. The decrease in other, net, was also partially offset by an increase in gains from the sale of used equipment for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Gains on the sale of used equipment for the years ended December 31, 2007 and 2006 were $7.4 million and $1.8 million, respectively.

Income Taxes

	Year Ended
	December 31,		Increase
	2007	2006	(Decrease)
	(In thousands)

Provision for income taxes	$11,894	$28,782	(59)%
Effective tax rate	22.5%	25.1%	(3)%

The decrease in the provision for income taxes was primarily due to the following factors: (i) a $37.0 million reduction in U.S. federal taxes due to a decrease in the U.S. component of income from continuing operations before income taxes, which was partially offset by benefits previously realized in 2006 from the reversal of $36.2 million of valuation allowances that had been recorded against U.S. net operating loss carryforwards and capital loss carryforwards, (ii) an $8.6 million benefit realized in 2007 from reversing valuation allowances that were previously recorded against net operating losses of certain foreign subsidiaries, (iii) a $4.6 million reduction in residual U.S. federal tax related to foreign dividends paid, or deemed paid, in 2006, and (iv) a net benefit of $5.6 million from claiming foreign taxes as credits rather than deductions in 2007.

Due to income from continuing operations before income taxes in 2006 and 2007, together with our expectations for 2008 and future years, we have reached the conclusion that it is more likely than not that certain of our deferred tax assets in the U.S. and certain foreign jurisdictions will be realized. Previously, because of cumulative tax losses in the U.S. and certain foreign jurisdictions, we were not able to reach the “more likely than not” criteria of SFAS No. 109 and had recorded valuation allowances against such deferred tax assets. We have recorded valuation allowances for certain other deferred tax assets (e.g., net operating losses of certain foreign subsidiaries) that are not likely to be realized in the future. If we are required to record and/or reverse additional valuation allowances in the U.S. or in foreign jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the U.S. federal statutory rate.

Minority Interest

As of December 31, 2007, minority interest is primarily comprised of the portion of the Partnership’s capital and earnings that is applicable to the 49% limited partner interest in the Partnership not owned by us. See Note 2 to the Financial Statements. As of December 31, 2006, minority interest primarily represented the equity of the entities that leased compression equipment to us. These equity interests were settled as part of the redemption of Hanover’s equipment lease obligations, as discussed in Note 11 to the Financial Statements.

Cumulative Effect of Accounting Changes, Net of Tax

On January 1, 2006, we recorded the cumulative effect of a change in accounting related to our adoption of SFAS No. 123(R), “Stock-Based Payments,” of $0.4 million (net of tax of $0) which related to the requirement to estimate future forfeitures on restricted stock awards.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Summary

Revenue.  Our revenue for the year ended December 31, 2006 was $1,593.3 million compared to revenue of $1,304.3 million for the year ended December 31, 2005. Our revenue increased due to improved market conditions and our focus on improving sales.

Net Income.  Net income for the year ended December 31, 2006 was $86.5 million compared with a net loss of $38.0 million for the year ended December 31, 2005. Our net income improved due to an improvement in market conditions and our focus on improving sales and margins. In addition, results for the year ended December 31, 2006 benefited from a pre-tax gain of $28.4 million on the sale of our U.S. amine treating business, an $8.0 million pre-tax gain on the sale of our fabrication facilities in Canada and a benefit from the utilization of $36.2 million of net operating and capital losses that previously had a valuation allowance (including the reversal of $10.2 million of the valuation allowance on our net deferred tax assets in the U.S.). Results for the year ended December 31, 2006 were also impacted by debt extinguishment costs of $5.9 million related to the call premium to repay our 11% Zero Coupon Subordinated Notes due March 31, 2007. Net loss in 2005 included $7.3 million in debt extinguishment costs and $2.5 million related to write-off of deferred financing costs.

Summary of Business Segment Results

North America Contract Operations

	Year Ended December 31,		Increase
	2006	2005	(Decrease)
	(In thousands)

Revenue	$384,292	$351,128	9%
Cost of Sales (excluding depreciation and amortization expense)	156,554	142,657	10%

Gross margin	$227,738	$208,471	9%
Gross margin percentage	59%	59%	0%

North America contract operations revenue increased during the year ended December 31, 2006, compared to the year ended December 31, 2005, due primarily to improvement in market conditions that led to an improvement in pricing and an increase in contracted horsepower of approximately 3%. Gross margin percentage for the year ended December 31, 2006 benefited from price increases, but was offset by $2.1 million of incremental expenses related to our program to refurbish approximately 200,000 horsepower of idle U.S. compression equipment and the impact of recording increased incentive compensation expenses of approximately $4.3 million, including the impact of the adoption of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).

International Contract Operations

	Year Ended December 31,		Increase
	2006	2005	(Decrease)
	(In thousands)

Revenue	$263,228	$232,587	13%
Cost of Sales (excluding depreciation and amortization expense)	96,631	76,512	26%

Gross margin	$166,597	$156,075	7%
Gross margin percentage	63%	67%	(4)%

During the year ended December 31, 2006, international contract operations revenue and gross margin increased, compared to the year ended December 31, 2005, primarily due to increased revenue in Venezuela, Mexico, Brazil and Argentina. Gross margin percentage decreased primarily due to increased labor costs in Argentina of approximately $2.2 million and higher repair and maintenance costs in Venezuela, Brazil and Mexico. Additionally, approximately $9.3 million of billings related to the Cawthorne Channel Project in 2006 were not recognized due to the local unrest and uncertainty about when the project’s operations will go back on-line (see further discussion in Note 18 of the Financial Statements).

Aftermarket Services

	Year Ended December 31,		Increase
	2006	2005	(Decrease)
	(In thousands)

Revenue	$179,043	$152,456	17%
Cost of Sales (excluding depreciation and amortization expense)	139,633	114,535	22%

Gross margin	$39,410	$37,921	4%
Gross margin percentage	22%	25%	(3)%

Aftermarket services revenue and gross margin for the year ended December 31, 2006 increased compared to the year ended December 31, 2005 primarily due to an increase in North American sales, partially offset by a decrease in international sales. Gross margin percentage decreased for the year ended December 31, 2006 as compared to the year ended December 31, 2005 due to lower margins on North American sales.

Fabrication

	Year Ended December 31,		Increase
	2006	2005	(Decrease)
	(In thousands)

Revenue	$766,758	$568,140	35%
Cost of Sales (excluding depreciation and amortization expense)	653,719	505,948	29%

Gross margin	$113,039	$62,192	82%
Gross margin percentage	15%	11%	4%

For the year ended December 31, 2006, fabrication revenue, gross margin and gross margin percentage increased primarily due to improved market conditions that led to higher sales levels, better pricing and an improvement in operating efficiencies. Gross margin percentage in the year ended December 31, 2006 compared to the prior year was negatively impacted by 1% from increased installation revenues at reduced gross margin percentages. In addition, gross margin and gross margin percentage during the year ended December 31, 2005 was negatively impacted by poor performance on a few jobs. As of December 31, 2006, we had fabrication backlog of approximately $807.6 million consisting of $325.1 million of compressor fabrication backlog and $482.5 million of production equipment fabrication backlog. As of December 31,

2005, we had fabrication backlog of approximately $373.1 million consisting of $85.4 million of compressor fabrication backlog and $287.7 million of production equipment fabrication backlog.

Costs and expenses

	Year Ended December 31,		Increase
	2006	2005	(Decrease)
	(In thousands)

Selling, general and administrative	$197,282	$176,831	12%
Depreciation and amortization	175,927	172,649	2%
Interest expense	123,496	146,959	(16)%
Debt extinguishment costs	5,902	7,318	(19)%
Equity in income of non-consolidated affiliates	(19,430)	(21,466)	(9)%
Other (income) expense, net	(50,897)	(8,198)	521%

SG&A in 2006 was $197.3 million compared to $176.8 million in 2005. The increase in SG&A expense for the year was due primarily to higher compensation expenses of approximately $16.1 million, including the impact of our adoption of SFAS No. 123(R) and other costs associated with the increase in business activity. SG&A expenses as a percentage of revenues for the year ended December 31, 2006 decreased to 12% from 14% in the prior year. As a percentage of revenues, SG&A expense decreased due to our efforts to manage SG&A costs while achieving an increased level of business.

Depreciation and amortization expense for 2006 was $175.9 million, compared to $172.6 million in 2005. The increase in depreciation and amortization expense was primarily due to property, plant and equipment additions since December 31, 2005.

Interest expense for the year ended December 31, 2006 decreased $23.5 million to $123.5 million, from the same period in the prior year. The decrease in interest expense was primarily due to a decrease in outstanding debt that was primarily due to our August 2005 public offering of 13.2 million shares of common stock, resulting in approximately $179.1 million of net proceeds that we used to redeem $167.0 million in indebtedness and repay $5.2 million in minority interest obligations under our 2001A compression equipment lease obligations during September 2005. In addition, our overall effective interest rate on outstanding debt decreased to 8.5% for the year ended December 31, 2006 from 9.3% for the prior year. This decrease in the effective interest rate was primarily due to the March 2006 redemption of our 11% Zero Coupon Subordinated Notes using proceeds from our public offering of $150 million 7.5% Senior Notes due 2013 and borrowings under our bank credit facility.

Debt extinguishment costs for the year ended December 31, 2006 were $5.9 million, resulting from the call premium paid in connection with the redemption of our 11% Zero Coupon Subordinated Notes due March 31, 2007. Debt extinguishment costs for the year ended December 31, 2005 were $7.3 million, resulting from the call premium paid in connection with the partial redemption and repayment of the 2001A compression equipment lease obligations in September 2005.

Equity in income of non-consolidated affiliates decreased by $2.1 million to $19.4 million during the year ended December 31, 2006, from $21.5 million during the year ended December 31, 2005. This decrease is primarily due to reduced operating results for the SIMCO joint venture caused by increased operating costs in 2006.

Other (income) expense, net increased to income of $50.9 million for the year ended December 31, 2006 compared to income of $8.2 million for the year ended December 31, 2005. The increase in other, net was primarily due to a pre-tax gain of $28.4 million on the sale of our U.S. amine treating business in the first quarter of 2006 and an $8.0 million pre-tax gain on the sale of assets used in our fabrication facility in Canada during the second quarter of 2006. The increase in other (income) expense, net was partially offset by a decrease in gains from the sale of used equipment for the year ended December 31, 2006. Gains on the sale of used equipment for the years ended December 31, 2006 and 2005 were $1.8 million and $12.1 million, respectively. Other (income) expense, net for the year ended December 31, 2006 includes a benefit of

$4.3 million for foreign exchange gains as compared to a foreign exchange loss of $7.9 million for the year ended December 31, 2005.

Income Taxes

	Year Ended
	December 31,		Increase
	2006	2005	(Decrease)
	(In thousands)

Provision for income taxes	$28,782	$27,714	4%
Effective tax rate	25.1%	(293.8)%	319%

The increase in the effective tax rate was primarily due to the following factors: (i) an increase in the U.S. component of income from continuing operations before income taxes, which was partially offset by the reversal of $36.2 million of valuation allowances during 2006 that was previously recorded against U.S. net operating loss carryforwards and capital loss carryforwards, (ii) the impact of changes in loss jurisdictions, (iii) an increase of approximately $3.0 million in deferred tax expense related to the enactment of the Texas Margin tax, and (iv) the reversal of $4.3 million of tax reserves during 2005 related to Canadian, Nigerian and Venezuelan tax issues that we no longer believe it was probable that the liabilities would be incurred or the statute of limitations had expired.

Due to the U.S. component of income from continuing operations before income taxes in 2006 and our expectations for income in 2007 and future years, during the fourth quarter of 2006, we reached the conclusion that it is more likely than not that our net deferred tax assets in the U.S. would be realized and we reversed valuation allowances that had been recorded in prior years. Previously, because of cumulative tax losses in the U.S., we were not able to reach the “more likely than not” criteria of SFAS No. 109 and had recorded valuation allowance against our U.S. deferred tax assets. We have recorded valuation allowances for certain other deferred tax assets (e.g., net operating losses of certain foreign subsidiaries) that are not likely to be realized in the future. If we are required to record and/or reverse additional valuation allowances in the U.S. or foreign jurisdictions, our effective tax rate will be impacted, perhaps substantially, compared to the U.S. federal statutory rate.

Cumulative Effect of Accounting Changes, Net of Tax

On January 1, 2006, we recorded the cumulative effect of a change in accounting related to our adoption of SFAS No. 123(R) of $0.4 million which relates to the requirement to estimate forfeitures on restricted stock awards.

Liquidity and Capital Resources

Our unrestricted cash balance was $149.2 million at December 31, 2007, compared to $73.3 million at December 31, 2006. Working capital increased to $670.5 million at December 31, 2007 from $326.6 million at December 31, 2006. The increase in working capital was primarily attributable to the addition of Universal’s working capital.

Our cash flow from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the table below (In thousands):

For the Year Ended December 31:	2007	2006

Net cash provided by (used in) continuing operations(1):
Operating activities	$239,710	$209,535
Investing activities	(302,268)	(168,168)
Financing activities	135,727	(18,134)
Effect of exchange rate changes on cash and cash equivalents	2,769	2,266
Discontinued operations	—	(446)

Net change in cash and cash equivalents	$75,938	$25,053

(1)	The cash flows for the year ended December 31, 2007 include Universal’s operations for the 134 days from the date of the merger, August 20, 2007, through December 31, 2007. Accordingly, these cash flows are not representative of a full year of operating results for Exterran.

Operating Activities:  The increase in cash provided by operating activities for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily due to the payment during the year ended December 31, 2006 of $86.1 million of interest that had accreted from August 31, 2001 to March 31, 2006 on our 11% Zero Coupon Subordinated Notes, which were redeemed in the first quarter of 2006. Our 2007 cash flows also benefited from a decrease in inventory, excluding the impact of the merger, and the inclusion of operating cash flows from Universal after the merger date of August 20, 2007. Partially offsetting these increases to cash provided by operating activities during the year ended December 31, 2007 were decreases in advance billings and an increase in cost in excess of billings, excluding the impact of amounts acquired in the merger. The decrease in inventory and advance billings, excluding the impact of amounts acquired in the merger, was due to the completion of a large project in the Eastern Hemisphere.

Investing Activities:  The increase in cash used in investing activities during the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily attributable to higher capital expenditures during the year ended December 31, 2007 and $52.1 million of proceeds from sales of businesses in the year ended December 31, 2006. This increase in cash used in investing activities was partially offset by cash acquired in the Universal merger during the year ended December 31, 2007.

Financing Activities:  The increase in cash provided by financing activities was primarily due to increased borrowings to fund increased capital expenditures and an increase in cash provided from stock option exercises. Cash provided by financing activities was also impacted by approximately $100 million of stock repurchases made by us during the year ended December 31, 2007.

Capital Expenditures:  We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns, over its expected useful life, that exceed our return on capital targets. We currently plan to spend approximately $400 million to $500 million in net capital expenditures during 2008 including (1) fleet equipment additions and (2) approximately $110 million to $120 million on equipment maintenance capital.

Long-Term Debt and Debt Refinancing:  Following the merger of Hanover and Universal, we completed a refinancing of a significant amount of our outstanding debt on the merger date. We entered into a $1.65 billion senior secured credit facility and a $1.0 billion asset-backed securitization facility. As a result of this refinancing, substantially all of the debt of Universal and Hanover outstanding on the merger date has been retired or redeemed, with the exception of Hanover’s convertible senior debt securities and the credit facility of the Partnership. For more information regarding the refinancing and the repayment of debt, see Note 11 to the Financial Statements.

On August 20, 2007, we entered into a five-year credit agreement (the “Credit Agreement”) with various financial institutions as the lenders. The Credit Agreement consists of (a) a revolving senior secured credit facility (the “Revolver”) in the aggregate amount of $850 million, which includes a variable allocation for a Canadian tranche and the ability to issue letters of credit under the facility and (b) a term loan senior secured credit facility, in the aggregate amount of $800 million with principal payments due on multiple dates through June 2013 (collectively, the “Credit Facility”). Subject to certain conditions, at our request and with the approval of the lenders, the aggregate commitments under the Credit Facility may be increased by an additional $400 million less certain adjustments, including the amount of any outstanding borrowing under the 2007 ABS Facility in excess of $800 million.

The Credit Agreement bears interest, if the borrowings are in U.S. dollars, LIBOR or a Base Rate, at our option, plus an applicable margin or, if the borrowings are in Canadian dollars, at our option, U.S. dollar LIBOR, U.S. dollar Base Rate or Canadian prime rate plus the applicable margin or the Canadian Dollar bankers’ acceptance (“CDOR”) rate. The applicable margin varies depending on the debt ratings of our senior secured indebtedness (i) in the case of LIBOR loans, from 0.65% to 1.75% or (ii) in the case of Base Rate or Canadian prime rate loans, from 0.0% to 0.75%. The applicable margin at December 31, 2007 was 0.825%. The Base Rate is the higher of the U.S. Prime Rate or the Federal Funds Rate plus 0.5%. At December 31, 2007, all amounts outstanding were LIBOR loans and the weighted average interest rate excluding the effect of related cash flow hedges was 5.8%.

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, limitations on incurrence of indebtedness, investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. We must also maintain, on a consolidated basis, required leverage and interest coverage ratios. Additionally, the Credit Agreement contains customary conditions, representations and warranties, events of default and indemnification provisions. Our indebtedness under the Credit Facility is collateralized by liens on substantially all of our personal property in the U.S. and Canada. The assets of the Partnership and our wholly-owned subsidiary, Exterran ABS 2007 LLC (along with its subsidiaries “Exterran ABS”), are not collateral under the Credit Agreement. We have executed a U.S. Pledge Agreement pursuant to which we and our Significant Subsidiaries (as defined in the Credit Agreement) are required to pledge our equity and the equity of certain subsidiaries. The Partnership and Exterran ABS are not pledged under this agreement and do not guarantee debt under the Credit Facility.

As of December 31, 2007, we had $180.0 million in outstanding borrowings and $323.2 million in letters of credit outstanding under our Revolver. Additional borrowings of up to approximately $346.8 million were available under that facility as of December 31, 2007.

On August 20, 2007, Exterran ABS entered into a $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”) and issued $400 million of Series 2007-1 notes under this facility. On September 18, 2007, an additional $400 million of Series 2007-1 notes (collectively with the August 20, 2007 issuance, the “Series 2007-1 Notes”) were issued under this facility. Interest and fees payable to the noteholders will accrue on the Series 2007-1 Notes at a variable rate consisting of LIBOR plus an applicable margin. For outstanding amounts up to $800 million, the applicable margin is 0.825%. For amounts outstanding over $800 million, the applicable margin will be 1.35%. The weighted average interest rate at December 31, 2007 on the Series 2007-1 Notes excluding the effect of related cash flow hedges was 5.9%. The Series 2007-1 Notes are revolving in nature and are payable in July 2012. The amount outstanding at any time is limited to the lower of (i) 80% of the appraised value of the natural gas compression equipment owned by Exterran ABS and its subsidiaries, (ii) 4.5 times free cash flow or (iii) the amount calculated under an interest coverage test. The related indenture contains customary terms and conditions with respect to an issuance of asset-backed securities, including representations and warranties, covenants and events of default.

Repayment of the Series 2007-1 Notes has been secured by a pledge of all of the assets of Exterran ABS, consisting primarily of a fleet of natural gas compressors and related contracts to provide compression services to our customers. Under the 2007 ABS facility, we had $9.1 million of restricted cash as of December 31, 2007.

The Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership (“the Operating Partnership” and together with the Partnership, the “Partnership Borrowers”), entered into a senior secured credit agreement in 2006. The credit facility under the credit agreement was expanded in 2007 and consists of a five-year $315 million revolving credit facility, which matures in October 2011. As of December 31, 2007, there was $217.0 million in outstanding borrowings under the revolving credit facility and $98.0 million was available for additional borrowings. Subject to certain conditions, at the request of the Partnership, and with the approval of the lenders, the aggregate commitments under the revolving credit facility may be increased by an additional $135 million.

The Partnership’s revolving credit facility bears interest at a Base Rate or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on the Partnership’s Leverage Ratio, varies (i) in the case of LIBOR loans, from 1.0% to 2.0% or (ii) in the case of Base Rate loans, from 0.0% to 1.0%. The Base Rate is the higher of the U.S. Prime Rate or the Federal Funds Rate plus 0.5%. At December 31, 2007, all amounts outstanding were LIBOR loans and the applicable margin was 1.25%. The weighted average interest rate on the outstanding balance at December 31, 2007, excluding the effect of related cash flow hedges, was 6.6%.

Borrowings under the Partnership’s credit agreement are secured by substantially all of the personal property assets of the Partnership Borrowers. In addition, all of the capital stock of the Partnership’s U.S. restricted subsidiaries has been pledged to secure the obligations under the credit agreement.

Under the Partnership’s credit agreement, the Operating Partnership and the Partnership are subject to certain limitations, including limitations on their ability to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and distributions. The Partnership Borrowers are also subject to financial covenants including a total leverage and an interest coverage ratio.

As of December 31, 2007, we had approximately $2.3 billion in outstanding debt obligations, consisting of $800.0 million outstanding under the 2007 ABS Facility, $800.0 million outstanding under our term loan, $180.0 million outstanding under our $850 million revolving credit facility, $335.8 million outstanding under our 4.75% convertible notes and $217.0 million outstanding under the Partnership’s revolving credit facility. We were in compliance with our debt covenants as of December 31, 2007. We have entered into interest rate swap agreements related to a portion of our variable rate debt. See Item 7A for further discussion of our interest rate swap agreements.

The interest rate we pay under our senior secured credit agreement can be affected by changes in our credit rating. As of December 31, 2007, our credit ratings as assigned by Moody’s and Standard & Poor’s were:

Standard
	Moody’s	& Poor’s

Outlook	Stable	Stable
Corporate Family Rating	Ba2	BB
Exterran Senior Secured Credit Facility	Ba2	BB+
4.75% convertible senior notes due 2008	—	B+
4.75% convertible senior notes due 2014	—	B+

Historically, we have financed capital expenditures with a combination of net cash provided by operating and financing activities. Based on current market conditions, we expect that net cash provided by operating activities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through December 31, 2008, but to the extent it is not, we may borrow additional funds under our credit facilities or we may obtain additional debt or equity financing.

Stock Repurchase Program.  On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. See further discussion of the stock repurchase program in Note 14 to the Financial Statements. During the year ended December 31, 2007, we repurchased 1,258,400 shares of our common stock at an aggregate cost of approximately $100 million. See Part II, Item 5 (“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”) for information regarding our fourth quarter repurchases.

Office Lease.  In August 2007, we entered into an office lease agreement to lease approximately 235,000 square feet of space in Houston that will serve as our worldwide headquarters. Our obligation to make lease payments will commence in March 2008 and will continue for 10 years. Base rent under the lease agreement is an aggregate of $13.8 million over the first five years and an aggregate of $14.6 million over the last five years. We have the right to extend the lease for up to ten years at the conclusion of the initial ten-year term.

Dividends.  We have not paid any cash dividends on our common stock since formation, and we do not anticipate paying such dividends in the foreseeable future. Our board of directors anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to repay our debt, repurchase our stock or develop and expand our business. Any future determinations to pay cash dividends on our common stock will be at the discretion of our board of directors and will depend on our results of operations and financial condition, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

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

On February 14, 2008, the Partnership distributed approximately $7.3 million, including distributions to their general partner on its incentive distribution rights, or $0.425 per unit, covering the period from October 1, 2007 through December 31, 2007.

Contractual obligations.  The following summarizes our contractual obligations at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2008	2009-2010	2011-2012	Thereafter
	(In thousands)

Long term Debt(1)
Bank credit facility due 2012	$180,000	$—	$—	$180,000	$—
Bank senior term loan	800,000	—	60,000	420,000	320,000
The Partnership’s revolving credit facility due 2011	217,000	—	—	217,000	—
2007 ABS Facility notes due 2012	800,000	—	—	800,000	—
4.75% convertible senior notes due 2008(2)	192,000	192,000	—	—	—
4.75% convertible senior notes due 2014	143,750	—	—	—	143,750
Other	177	997	102	75	—

Total long-term debt	2,333,924	192,997	60,102	1,617,075	463,750
Interest on long-term debt(3)	586,068	120,144	235,957	202,181	27,786
Purchase commitments	649,525	649,525	—	—	—
Facilities and other equipment operating leases	48,247	9,463	9,937	7,391	21,456

Total contractual obligations	$3,617,764	$972,129	$305,996	$1,826,647	$512,992

(1)	For more information on our long-term debt, see Note 11 to the Financial Statements.

(2)	These notes are classified as long-term because we have the intent and ability to refinance the notes with available credit.

(3)	Interest amounts calculated using interest rates in effect as of December 31, 2007, including the effect of interest rate swaps.

At December 31, 2007, $14.6 million of unrecognized tax benefits have been recorded as liabilities in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have recorded a liability for potential penalties and interest of $5.4 million.

Off-Balance Sheet Arrangements

We have agreed to guarantee obligations of indebtedness of the SIMCO/Harwat Consortium, a joint venture in which we own a 35.5% interest, and of El Furrial, a joint venture in which we own a 33.3% interest. Each of these joint ventures is our non-consolidated affiliate, and our guarantee obligations are not recorded on our accompanying balance sheet. In each case, our guarantee obligation is a percentage of the total debt of the non-consolidated affiliate equal to our ownership percentage in such affiliate. At December 31, 2007, we have guaranteed approximately $24.0 million of the debt which is on the books of the El Furrial joint venture. Our obligation to perform under the guarantees arises only in the event that our non-consolidated affiliate defaults under the agreements governing the indebtedness. We currently have no reason to believe that either of these non-consolidated affiliates will default on their indebtedness. For more information on these off-balance sheet arrangements, see Note 8 to the Financial Statements.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements that may affect us, see Note 20 to the Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of December 31, 2007, after taking into consideration interest rate swaps, we had approximately $887.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1.0% increase in interest rates would result in an approximately $8.9 million annual increase in our interest expense.

Interest Rate Swap Arrangements:

We are a party to interest rate swap agreements that are recorded at fair value in our financial statements. We do not use derivative financial instruments for trading or other speculative purposes. A change in the underlying interest rates may also result in a change in their recorded value.

The following table summarizes, by individual hedge instrument, our interest rate swaps as of December 31, 2007 (dollars in thousands):

					Fair Value of
		Floating Rate to be	Notional		Swap at
Fixed Rate to be Paid	Maturity Date	Received	Amount		December 31, 2007

4.035%	March 31, 2010	Three Month LIBOR	$56,250	(1)	$(186)
4.007%	March 31, 2010	Three Month LIBOR	$56,250	(1)	$(167)
3.990%	March 31, 2010	Three Month LIBOR	$56,250	(1)	$(155)
4.037%	March 31, 2010	Three Month LIBOR	$56,250	(1)	$(188)
4.675%	August 20, 2012	One Month LIBOR	$150,941	(2)	$(4,142)
4.744%	July 20, 2012	One Month LIBOR	$224,150	(2)	$(7,040)
4.668%	July 20, 2012	One Month LIBOR	$150,000	(2)	$(3,891)
5.210%	January 20, 2013	One Month LIBOR	$60,809	(2)	$(2,180)
4.450%	September 20, 2019	One Month LIBOR	$42,727	(2)	$(201)
5.020%	September 20, 2019	One Month LIBOR	$51,373	(2)	$(1,879)
5.275%	December 1, 2011	Three Month LIBOR	$125,000		$(5,893)
5.343%	October 20, 2011	Three Month LIBOR	$40,000		$(2,045)
5.315%	October 20, 2011	Three Month LIBOR	$40,000		$(2,002)

(1)	These swaps amortize ratably over the life of the swap.

(2)	Certain of these swaps amortize while the notional amount of others increase in corresponding amounts to maintain a consistent outstanding notional amount of $680 million.

All of the swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) so that any changes in their fair values are recognized as a component of comprehensive income or loss and are included in accumulated other comprehensive income or loss. These swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine if the swap agreements are still effective and to calculate any ineffectiveness because the terms of the hedged item and the swap do not exactly coincide. For the year ended December 31, 2007, we recorded approximately $1.0 million of interest expense due to the ineffectiveness related to these swaps.

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

For the year ended December 31, 2007, our Argentine operations represented approximately 4% of our revenues and 7% of our gross margin. For the year ended December 31, 2007, our Venezuelan operations represented approximately 5% of our revenues and 9% of our gross margin.

Recently, laws and regulations in Venezuela have been subject to frequent and significant changes. These changes have included currency controls, restrictions on repatriation of capital, expropriation and nationalization of certain firms and industries and changes to the tax laws. In addition, exchange controls have been put in place which put limitations on the amount of Venezuelan currency that can be exchanged for foreign currency by businesses operating inside Venezuela. If exchange controls remain in place, or economic and political conditions in Venezuela deteriorate, our results of operations in Venezuela could be materially and adversely affected, which could result in reductions in our net income.

The economic situation in Argentina and Venezuela is subject to change. To the extent that the situation deteriorates, exchange controls continue in place and the value of the peso and bolivar against the dollar is reduced further, our results of operations in Argentina and Venezuela could be materially and adversely affected, which could result in reductions in our net income.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary information specified by this Item are presented following Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based on the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rule 13a-15(c) and 15d-15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

On August 20, 2007, we acquired Universal. See Note 2 to the Financial Statements for further information on this acquisition. We have excluded Universal from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting as of December 31, 2007. Universal accounted for approximately 40% and 18%, respectively, of our consolidated total assets and revenues as of and for the year ended December 31, 2007.

The effectiveness of internal control over financial reporting as of December 31, 2007, was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found on the following page of this report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the merger between Hanover and Universal Compression Holdings, we commenced a project to transition a substantial portion of Universal Compression Holdings U.S. based operations from its pre-merger enterprise resource planning (“ERP”) system, which includes its financial reporting software such as its general ledger, onto our existing ERP system. This is expected to have a material impact on our internal controls over financial reporting in the quarter ended March 31, 2008.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Exterran Holdings, Inc.
Houston, Texas

We have audited the internal control over financial reporting of Exterran Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Universal Compression Holdings, Inc. (“Universal”), which was acquired on August 20, 2007 and whose financial statements constitute approximately 40% of total assets and 18% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at Universal. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Houston, Texas
February 29, 2008

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required in Part III — Item 10 of this report will be incorporated by reference to our definitive proxy statement under the captions “Election of Directors” and “Corporate Governance” to be filed with the SEC within 120 days of the end of our fiscal year.

Item 11.	Executive Compensation

The information required in Part III — Item 11 of this report will be incorporated by reference to our definitive proxy statement under the caption “Executive Compensation” to be filed with the SEC within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in Part III — Item 12 of this report will be incorporated by reference to our definitive proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the SEC within 120 days of the end of our fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2007, with respect to the Exterran compensation plans under which our common stock is authorized for issuance, aggregated as follows:

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(#)	($)	(#)

Equity compensation plans approved by security holders(1)	69,906	78.31	5,267,250
Equity compensation plans not approved by security holders(2)	None	None	99,607

Total	69,906	78.31	5,366,857

(1)	Comprised of the Exterran Holdings, Inc. 2007 Stock Incentive Plan and the Exterran Holdings, Inc. Employee Stock Purchase Plan. In addition to the outstanding options, as of December 31, 2007 there were 62,844 outstanding shares of unvested restricted stock and/or restricted stock units outstanding that were granted under the 2007 Stock Incentive Plan.

(2)	Comprised of the Exterran Holdings, Inc. Directors’ Stock and Deferral Plan.

The table above does not include information with respect to equity plans we assumed from Hanover or Universal Compression Holdings (the “Legacy Plans”). No additional grants may be made under the Legacy Plans.

The following equity grants are outstanding under Legacy Plans that were approved by security holders:

	Number of Shares
	Reserved for Issuance
	Upon the Exercise of	Weighted-
	Outstanding Stock	Average	Shares Available
	Options	Exercise Price	for Future Grants
Plan or Agreement Name	(#)	($)	(#)

Hanover Compressor Company
1997 Stock Option Plan	23,031	30.00	None

Hanover Compressor Company
2001 Equity Incentive Plan	65,337	42.43	None

Hanover Compressor Company
2003 Stock Incentive Plan	176,676	36.06	None

Universal Compression Holdings, Inc.
Incentive Stock Option Plan	1,396,017	31.96	None

In addition, there are 176,488 shares of restricted stock and/or restricted stock units issued and outstanding under the Hanover Compressor Company 2006 Stock Incentive Plan, and 90,641 shares of restricted stock issued and outstanding under the Universal Compression Holdings, Inc. Restricted Stock Plan for Executive Officers.

The following equity grants are outstanding under Legacy Plans for which security holder approval was not solicited or obtained:

	Number of Shares
	Reserved for Issuance
	Upon the Exercise of	Weighted-
	Outstanding Stock	Average	Shares Available
	Options	Exercise Price	for Future Grants
Plan or Agreement Name	(#)	($)	(#)

Hanover Compressor Company 1998
Stock Option Plan	30,611	41.98	None
Hanover Compressor Company
December 9, 1998 Stock Option Plan	17,405	30.00	None
Hanover Compressor Company
1999 Stock Option Plan	14,048	44.63	None

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required in Part III — Item 13 of this report will be incorporated by reference to our definitive proxy statement under the captions “Certain Relationships and Related Transactions” and “Director Independence” to be filed with the SEC within 120 days of the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required in Part III — Item 14 of this report will be incorporated by reference to our definitive proxy statement under the caption “Ratification of Appointment of Independent Auditors” to be filed with the SEC within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this report.

1. Financial Statements.  The following financial statements are filed as a part of this report.

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules have been omitted because they are not required under the relevant instructions.

3. Exhibits

Exhibit		Description

2	.1**	Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed August 20, 2007
2.2		Amendment No. 1, dated as of June 25, 2007, to Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Exterran Holdings, Inc. (formerly Iliad Holdings, Inc.), Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed August 20, 2007
2.3		Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC, UCLP Leasing LLC and Universal Compression Partners, L.P., incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed July 11, 2007
3.1		Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 20, 2007
3.2		Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed August 20, 2007
4.1		First Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and Wilmington Trust Company, as Trustee, for the 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 10.14 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
4.2		Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10	.1†	Exterran Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

Exhibit		Description

10	.2†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.3		Senior Secured Credit Agreement, dated August 20, 2007, by and among Exterran Holdings, Inc., as the U.S. Borrower and a Canadian Guarantor, Exterran Canada, Limited Partnership, as the Canadian Borrower, Wachovia Bank, National Association, individually and as U.S. Administrative Agent, Wachovia Capital Finance Corporation (Canada), individually and as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., individually and as Syndication Agent; Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc. as the Joint Lead Arrangers and Joint Book Runners, Bank of America, N.A., Calyon New York Branch and Fortis Capital Corp., as the Documentation Agents, and each of the lenders parties thereto or which becomes a signatory thereto (the “Credit Agreement”), incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.4		U.S. Guaranty Agreement, dated as of August 20, 2007, made by Exterran, Inc., EI Leasing LLC, UCI MLP LP LLC, Exterran Energy Solutions, L.P. and each of the subsidiary guarantors that become a party thereto from time to time, as guarantors, in favor of Wachovia Bank, National Association, as the U.S. Administrative Agent for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.5		U.S. Pledge Agreement made by Exterran Holdings, Inc., Exterran, Inc., Exterran Energy Solutions, L.P., Hanover Compression General Holdings LLC, Hanover HL, LLC, Enterra Compression Investment Company, UCI MLP LP LLC, UCO General Partner, LP, UCI GP LP LLC, and UCO GP, LLC, and each of the subsidiaries that become a party thereto from time to time, as the Pledgors, in favor of Wachovia Bank, National Association, as U.S. Administrative Agent for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.6		U.S. Collateral Agreement, dated as of August 20, 2007, made by Exterran Holdings, Inc., Exterran, Inc., Exterran Energy Solutions, L.P., EI Leasing LLC, UCI MLP LP LLC and each of the subsidiaries that become a party thereto from time to time, as grantors, in favor of Wachovia Bank, National Association, as U.S. Administrative Agent, for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.7		Canadian Collateral Agreement, dated as of August 20, 2007 made by Exterran Canada, Limited Partnership, together with any other significant Canadian subsidiary that executes a joinder agreement and becomes a party to the Credit Agreement, in favor of Wachovia Capital Finance Corporation (Canada), as Canadian Administrative Agent, for the Canadian Tranche Revolving Lenders under the Credit Agreement, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.8		Indenture, dated August 20, 2007, by and between Exterran ABS 2007 LLC, as Issuer, Exterran ABS Leasing 2007 LLC, as Exterran ABS Lessor, and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $1,000,000,000 asset-backed securitization facility consisting of $1,000,000,000 of Series 2007-1 Notes (the “Indenture”), incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.9		Series 2007-1 Supplement, dated as of August 20, 2007, to the Indenture, incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.10		Guaranty, dated as of August 20, 2007, issued by Exterran Holdings, Inc. for the benefit of Exterran ABS 2007 LLC as Issuer, Exterran ABS Leasing 2007 LLC, as Equipment Lessor and Wells Fargo Bank, National Association, , as Indenture Trustee, incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.11		Management Agreement, dated as of August 20, 2007, by and between Exterran, Inc., as Manager, Exterran ABS Leasing 2007 LLC as ABS Lessor and Exterran ABS 2007 LLC, as Issuer, incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

Exhibit		Description

10.12		Intercreditor and Collateral Agency Agreement, dated as of August 20, 2007, by and among Exterran, Inc., in its individual capacity and as Manager, Exterran ABS 2007 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, various financial institutions as lenders thereto and JP Morgan Chase Bank, N.A., in its individual capacity and as Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.13		Intercreditor and Collateral Agency Agreement, dated as of August 20, 2007, by and among Exterran Energy Solutions, L.P., in its individual capacity and as Manager, Exterran ABS 2007 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, various financial institutions as lenders thereto and Wells Fargo Bank, National Association, in its individual capacity and as Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10	.14†	Exterran Holdings, Inc. Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10	.15†	Consulting Agreement between Exterran Holdings, Inc. and Ernie L. Danner, dated August 20, 2007, incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10	.16†	Exterran Holdings, Inc. 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2007
10	.17†	Form of Exterran Holdings, Inc. Change of Control Agreement, incorporated by reference to Exhibit 10.19 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10	.18†	Form of Amendment No. 1 to Hanover Compressor Company Change of Control Agreement, incorporated by reference to Exhibit 10.20 of Exterran the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.19		Office Lease Agreement by and between RFP Lincoln Greenspoint, LLC and Exterran Energy Solutions, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 30, 2007
10.20		Omnibus Agreement, dated October 20, 2006, by and among Universal Compression Partners, L.P., UC Operating Partnership, L.P., UCO GP, LLC, UCO General Partner, LP, Universal Compression, Inc., Universal Compression Holdings, Inc. and UCLP OLP GP LLC, incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on October 26, 2006
10.21		First Amendment to Omnibus Agreement, dated July 9, 2007, by and among Universal Compression Partners, L.P., Universal Compression Holdings, Inc., Universal Compression, Inc., UCO GP, LLC, UCO General Partner, LP and UCLP Operating LLC, incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on July 11, 2007
10.22		First Amended and Restated Omnibus Agreement, dated as of August 20, 2007, by and among Exterran Holdings, Inc., Exterran, Inc., UCO GP, LLC, UCO General Partner, LP, Exterran Partners, L.P., EXLP Operating LLC and Exterran Energy Solutions, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended), incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2007
10	.23†	Amendment Number Two to Universal Compression Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on August 3, 2007
10	.24†	First Amendment to Universal Compression, Inc. 401(k) Retirement and Savings Plan, incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on August 3, 2007
10	.25†	Form of Amendment to Grant of Unit Appreciation Rights, incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on August 3, 2007

Exhibit		Description

10	.26†	Form of Amendment to Incentive and Non-Qualified Stock Option Award Agreements of Ernie L. Danner, incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on August 3, 2007
10	.27†	Form of Unit Option Grant, incorporated by reference to Exhibit 10.4 to Amendment No. 3 to Exterran Partners, L.P.’s Registration Statement on Form S-1 filed October 4, 2006 (File No. 333-135351)
10	.28†	Form of Amendment to Unit Option Award Agreement, incorporated by reference to Exhibit 10.5 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on August 3, 2007
10	.29†*	Exterran Holdings, Inc. Deferred Compensation Plan
10	.30†*	Exterran Employees’ Supplemental Savings Plan
10	.31†*	Exterran Annual Performance Pay Plan
10	.32†*	Form of Non-Qualified Stock Option Award Notice
10	.33†*	Form of Restricted Stock Award Notice
10	.34†*	Form of Restricted Stock Unit Award Notice
10	.35†*	Form of Incentive Stock Option Award Notice
10	.36†*	Form of Grant of Unit Appreciation Rights
10	.37†	Letter dated March 15, 2001, with respect to certain retirement benefits to be provided to Stephen A. Snider, incorporated by reference to Exhibit 10.43 of Universal Compression Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001
21	.1*	List of Subsidiaries
23	.1*	Consent of Deloitte & Touche LLP
23	.2*	Consent of PricewaterhouseCoopers LLP
31	.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	The registrant hereby agrees to supplementally furnish the staff, on a confidential basis, a copy of any omitted schedule upon the staff’s request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exterran Holdings, Inc.

/s/  STEPHEN A. SNIDER
Name:     Stephen A. Snider

Title:	Chief Executive Officer
Date:     February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN A. SNIDER Stephen A. Snider	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ J. MICHAEL ANDERSON J. Michael Anderson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2008

/s/ KENNETH R. BICKETT Kenneth R. Bickett	Vice President and Corporate Controller (Principal Accounting Officer)	February 29, 2008

/s/ JANET F. CLARK Janet F. Clark	Director	February 29, 2008

/s/ ERNIE L. DANNER Ernie L. Danner	Director	February 29, 2008

/s/ URIEL E. DUTTON Uriel E. Dutton	Director	February 29, 2008

/s/ GORDON T. HALL Gordon T. Hall	Director	February 29, 2008

/s/ J.W.G. HONEYBOURNE J.W.G. Honeybourne	Director	February 29, 2008

/s/ JOHN E. JACKSON John E. Jackson	Director	February 29, 2008

/s/ WILLIAM C. PATE William C. Pate	Director	February 29, 2008

/s/ STEPHEN M. PAZUK Stephen M. Pazuk	Director	February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Exterran Holdings, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Exterran Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our audit also included the financial statement schedule for the year ended December 31, 2007 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements and financial statement schedule of the Company for the years ended December 31, 2006 and 2005, before the effects to retrospectively adjust for (1) the change in classification of supply chain costs within the consolidated statements of operations, (2) the effect of the reverse stock split on Exterran’s outstanding common stock and earnings per share calculation, and (3) the change in the composition of reportable segments including the reclassification on the consolidated statements of operations of the related revenues and costs of sales (excluding depreciation and amortization) discussed in Note 1 to the consolidated financial statements, were audited by other auditors whose report, dated February 14, 2007, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2007, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material aspects, the information set forth therein.

We also have audited the adjustments to the 2006 and 2005 consolidated financial statements to retrospectively adjust for (1) the change in classification of supply chain costs within the consolidated statements of operations, (2) the effect of the reverse stock split on Exterran’s outstanding common stock and earnings per share calculation, and (3) the change in the composition of reportable segments in 2007 including the reclassification on the consolidated statements of operations of the related revenues and costs of sales (excluding depreciation and amortization), as discussed in Note 1 to the consolidated financial statements. Our procedures relating to the presentation of supply chain costs and the change in accounting included (1) comparing the adjustment amounts of costs to the Company’s underlying analysis and (2) testing the mathematical accuracy to the consolidated financial statements. Our procedures relating to the reverse stock split included (1) comparing the previously reported shares outstanding and earnings per share amounts per the Company’s accounting analysis to the previously issued consolidated financial statements, (2) comparing the amounts shown in the earnings per share disclosures for 2006 and 2005 to the Company’s underlying accounting analysis, and (3) recalculating the shares and earnings per share amounts to give effect to the reverse stock split and testing the mathematical accuracy of the underlying analysis. Our procedures relating to the change in reportable segments included (1) comparing the adjustment amounts of segment revenues, operating income and assets to the Company’s underlying analysis and (2) testing the mathematical accuracy of reclassifications on the consolidated statements of operations of the related revenues and costs of sales (excluding depreciation and amortization) and the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2006 and 2005 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 and 2005 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting (such report excludes the internal control over financial reporting related to the operations acquired from Universal Compression Holdings, Inc.).

DELOITTE & TOUCHE LLP

Houston, Texas
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Exterran Holdings, Inc. (formerly Hanover Compressor Company):

In our opinion, the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of operations, of comprehensive income (loss), of common stockholders’ equity and of cash flows for each of two years in the period ended December 31, 2006, before the effects of the adjustments to retrospectively reflect (1) the change in classification of supply chain costs within the consolidated statements of operations, (2) the effect of the reverse stock split on Hanover’s outstanding common stock and earnings per share calculation, and (3) the change in the composition of reportable segments including the reclassification on the consolidated statements of operations of the related revenues and costs of sales (excluding depreciation and amortization), all described in Note 1, present fairly, in all material respects, the financial position of Exterran Holdings, Inc. (formerly Hanover Compressor Company) and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America (the 2006 and 2005 financial statements before the effects of the adjustments discussed in Note 1 are not presented herein). In addition, in our opinion, the financial statement schedule for the each of the two years in the period ended December 31, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect (1) the change in classification of supply chain costs within the consolidated statements of operations, (2) the effect of the reverse stock split on Hanover’s outstanding common stock and earnings per share calculation, and (3) the change in the composition of reportable segments including the reclassification on the consolidated statements of operations of the related revenues and costs of sales (excluding depreciation and amortization), all described in Note 1 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

PricewaterhouseCoopers LLP

Houston, Texas
February 14, 2007

EXTERRAN HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except par value and share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$149,224	$73,286
Restricted cash	9,133	—
Accounts receivable, net of allowance of $10,846 and $4,938, respectively	516,072	283,073
Inventory, net	411,436	308,093
Costs and estimated earnings in excess of billings on uncompleted contracts	203,932	109,732
Current deferred income taxes	41,648	20,129
Other current assets	145,159	86,350

Total current assets	1,476,604	880,663
Property, plant and equipment, net	3,533,505	1,863,452
Goodwill, net	1,455,881	181,098
Intangible and other assets	311,457	55,702
Investments in non-consolidated affiliates	86,076	89,974

Total assets	$6,863,523	$3,070,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term debt	$997	$4,888
Accounts payable, trade	221,391	136,908
Accrued liabilities	326,163	147,320
Advance billings	169,830	170,859
Billings on uncompleted contracts in excess of costs and estimated earnings	87,741	94,123

Total current liabilities	806,122	554,098
Long-term debt	2,332,927	1,365,043
Other liabilities	89,012	48,953
Deferred income taxes	281,898	76,522

Total liabilities	3,509,959	2,044,616
Commitments and contingencies (Note 18)
Minority interest	191,304	11,991
Stockholders’ equity:
Preferred stock, $0.01 and $0.001 par value, respectively; 50,000,000 and 975,000 shares authorized, respectively; zero issued	—	—
Common stock, $0.01 and $0.001 par value, respectively; 250,000,000 shares and 65,000,000 shares authorized, respectively; 66,574,419 and 33,743,363 shares issued, respectively	666	34
Additional paid-in capital	3,317,321	1,104,800
Accumulated other comprehensive income	13,004	12,983
Accumulated deficit	(68,733)	(99,565)
Treasury stock — 1,287,237 and 146,173 common shares, at cost, respectively	(99,998)	(3,970)

Total stockholders’ equity	3,162,260	1,014,282

Total liabilities and stockholders’ equity	$6,863,523	$3,070,889

The accompanying notes are an integral part of these financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenues:
North America contract operations	$551,140	$384,292	$351,128
International contract operations	336,807	263,228	232,587
Aftermarket services	274,489	179,043	152,456
Fabrication	1,378,049	766,758	568,140

	2,540,485	1,593,321	1,304,311

Costs and Expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	232,238	156,554	142,657
International contract operations	126,861	96,631	76,512
Aftermarket services	214,497	139,633	114,535
Fabrication	1,144,580	653,719	505,948
Selling, general and administrative	265,057	197,282	176,831
Merger and integration expenses	46,723	—	—
Depreciation and amortization	252,716	175,927	172,649
Fleet impairment	61,945	—	—
Interest expense	130,092	123,496	146,959
Debt extinguishment costs	70,150	5,902	7,318
Equity in (income) loss of non-consolidated affiliates	(12,498)	(19,430)	(21,466)
Other (income) expense, net	(44,646)	(50,897)	(8,198)

	2,487,715	1,478,817	1,313,745

Income (loss) from continuing operations before income taxes and minority interest	52,770	114,504	(9,434)
Provision for income taxes	11,894	28,782	27,714
Minority interest, net of taxes	6,307	—	—

Income (loss) from continuing operations	34,569	85,722	(37,148)
Income (loss) from discontinued operations, net of tax	—	368	(756)
Gain (loss) from sales of discontinued operations, net of tax	—	63	(113)

Income (loss) before cumulative effect of accounting changes	34,569	86,153	(38,017)
Cumulative effect of accounting changes, net of tax	—	370	—

Net income (loss)	$34,569	$86,523	$(38,017)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.76	$2.61	$(1.25)
Income from discontinued operations, net of tax	—	0.01	(0.03)
Cumulative effect of accounting changes, net of tax	—	0.01	—

Net income (loss)	$0.76	$2.63	$(1.28)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.75	$2.48	$(1.25)
Income from discontinued operations, net of tax	—	0.02	(0.03)
Cumulative effect of accounting changes, net of tax	—	0.01	—

Net income (loss)	$0.75	$2.51	$(1.28)

Weighted average common and equivalent shares outstanding:
Basic	45,580	32,883	29,756

Diluted	46,300	36,411	29,756

The accompanying notes are an integral part of these financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2007	2006	2005
		(In thousands)

Net income (loss)	$34,569	$86,523	$(38,017)
Other comprehensive income (loss), net of tax:
Change in fair value of derivative financial instruments	(17,596)	—	608
Foreign currency translation adjustment	17,617	(2,231)	(2,912)

Comprehensive income (loss)	$34,590	$84,292	$(40,321)

The accompanying notes are an integral part of these financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
		(In thousands)

Cash flows from operating activities:
Net income (loss)	$34,569	$86,523	$(38,017)
Adjustments:
Depreciation and amortization	252,716	175,927	172,649
Fleet impairment	61,945	—	—
Deferred financing cost amortization and write-off	21,120	5,489	10,032
(Income) loss from discontinued operations, net of tax	—	(431)	869
Cumulative effect of accounting changes, net of tax	—	(370)	—
Minority interest	6,307	—	—
Bad debt expense	2,650	2,465	1,955
Gain on sale of property, plant and equipment	(8,082)	(11,798)	(13,183)
Equity in (income) loss of non-consolidated affiliates, net of dividends received	(3,982)	(1,831)	(2,783)
Interest rate swaps	(1,151)	—	416
(Gain) loss on remeasurement of intercompany balances	(5,408)	(2,061)	12,155
Net realized gain on trading securities	(24,275)	(4,873)	—
Zero coupon subordinated notes accreted interest paid by refinancing	—	(86,084)	—
Gain on sale of business	—	(28,476)	(367)
Stock compensation expense	23,311	9,773	5,676
Pay-in-kind interest on zero coupon subordinated notes	—	6,282	23,336
Sales of trading securities	49,165	23,344	—
Purchases of trading securities	(24,890)	(18,471)	—
Deferred income taxes	(43,214)	140	19,304
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and notes	(37,759)	(31,539)	(45,061)
Inventory	93,893	(59,944)	(73,936)
Costs and estimated earnings versus billings on uncompleted contracts	(93,946)	51,298	(21,117)
Prepaid and other current assets	(19,936)	(35,058)	(15,840)
Accounts payable and other liabilities	23,758	51,268	41,037
Advance billings	(93,849)	81,885	47,549
Other	26,768	(3,923)	(1,804)

Net cash provided by continuing operations	239,710	209,535	122,870
Net cash provided by discontinued operations	—	(446)	(383)

Net cash provided by operating activities	239,710	209,089	122,487

Cash flows from investing activities:
Capital expenditures	(352,190)	(246,583)	(155,146)
Proceeds from sale of property, plant and equipment	36,277	26,290	51,101
Proceeds from the sale of business	—	52,125	2,724
Cash paid for business combinations	(10,709)	—	(3,426)
Increase in restricted cash	(9,133)	—	—
Cash acquired in merger	36,582	—	—
Cash advanced to/invested in non-consolidated affiliates	(3,095)	—	(500)

Net cash used in continuing operations	(302,268)	(168,168)	(105,247)
Net cash provided by discontinuing operations	—	—	1,220

Net cash used in investing activities	(302,268)	(168,168)	(104,027)

	Years Ended December 31,
	2007	2006	2005
		(In thousands)

Cash flows from financing activities:
Borrowings on revolving credit facilities	939,400	196,500	152,000
Repayments on revolving credit facilities	(779,400)	(224,500)	(111,000)
Proceeds from issuance of senior notes	—	150,000	—
Payments for debt issue costs	(13,095)	(3,832)	(2,592)
Proceeds from stock options exercised	27,271	5,675	4,990
Proceeds from equity offering, net of issuance costs	—	—	179,100
Repayment of zero coupon subordinated notes principal	—	(150,000)	—
Stock-based compensation excess tax benefit	10,737	1,516	—
Proceeds from issuance of term loan	800,000	—	—
Proceeds from ABS credit facility	800,000	—	—
Proceeds from the Partnership credit facility, net	6,000	—	—
Repayment of senior notes	(550,000)	—	—
Purchases of treasury stock	(99,998)	—	—
Repayment of debt assumed in merger	(601,970)	—	—
Repayment of 2000B equipment lease notes	—	—	(57,589)
Repayment of 2001A equipment lease notes	(137,123)	—	(172,177)
Repayment of 2001B equipment lease notes	(257,750)	—	—
Distributions to non-controlling partners in the Partnership	(3,336)	—	—
Borrowings of other debt	—	7,673	2,180
Repayments of other debt	(5,009)	(1,166)	(1,802)

Net cash provided by (used in) financing activities	135,727	(18,134)	(6,890)

Effect of exchange rate changes on cash and equivalents	2,769	2,266	(1,413)

Net increase in cash and cash equivalents	75,938	25,053	10,157
Cash and cash equivalents at beginning of year	73,286	48,233	38,076

Cash and cash equivalents at end of year	$149,224	$73,286	$48,233

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized amounts	$139,039	$196,745	$118,787

Income taxes paid, net	$21,923	$20,722	$18,471

Supplemental disclosure of non-cash transactions:
Assets sold in exchange for note receivable	$—	$—	$1,600

Conversion of deferred stock option liability	$—	$35	$282

Conversion of debt to common stock	$81,682	$1,447	$—

Conversion of Universal stock options to Exterran stock options	$67,574	$—	$—

Common stock issued in the merger	$2,003,525	$—	$—

The accompanying notes are an integral part of these financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated			Deferred
			Additional	Other			Compensation-
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Restricted	Accumulated
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Stock Grants	Deficit
				(In thousands, except share data)

Balance at December 31, 2004	28,487,540	$28	$913,077	$17,518	(215,088)	$(7,307)	$(15,180)	$(148,071)
Exercise of stock options	508,418	1	5,271
Foreign currency translation adjustment				(2,912)
Interest rate swap agreement gain, net of tax				608
Issuance of restricted stock grants, net of forfeitures, net of amortization expense	6,565		401		96,109	3,344	1,931
Issuance of common stock for stockholder litigation	4,275,175	4	179,087
Net loss								(38,017)

Balance at December 31, 2005	33,277,698	$33	$1,097,836	$15,214	(118,979)	$(3,963)	$(13,249)	$(186,088)
Option exercise	175,102		5,709
Stock options expense			1,734
Foreign currency translation adjustment				(2,231)
Issuance of restricted stock grants, net of forfeitures and cancellations	264,249	1	8,046		(27,194)	(7)
Convertible debentures converted to common stock	26,314		1,447
Cumulative effect of change in accounting related to adoption of FASB 123(R)			(370)
Income tax benefit from stock compensation expense			3,647
Reversal of deferred compensation due to adoption of FASB 123(R)			(13,249)				13,249
Net income								86,523

Balance at December 31, 2006	33,743,363	$34	$1,104,800	$12,983	(146,173)	$(3,970)	$—	$(99,565)
Record purchase price for Universal acquisition	30,273,866	302	2,070,796
Change in par value	(3,301)	305	(305)
Unvested shares of restricted stock assumed in the merger	94,911	1
Convertible debentures converted to common stock	1,588,993	16	81,666
Treasury stock purchased					(1,258,400)	(99,998)
Retirement of treasury shares	(153,191)	(2)	(3,968)		153,191	3,970
Option exercises	820,672	8	27,263
Issuance of 401(k) shares	8,363		683
Stock-based compensation, net of forfeitures	200,743	2	23,309		(35,855)
Income tax benefit from stock compensation expense			13,077
Cumulative effect of change in accounting related to adoption of FIN 48								(3,737)
Interest rate swaps change in fair value, net of tax				(17,596)
Foreign currency translation adjustment				17,617
Net income								34,569

Balance at December 31, 2007	66,574,419	$666	$3,317,321	$13,004	(1,287,237)	$(99,998)	$—	$(68,733)

The accompanying notes are an integral part of these financial statements.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Background and Significant Accounting Policies

Exterran Holdings, Inc., together with its subsidiaries (“we,” “us,” “our,” or “Exterran”), is a global market leader in the full service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. We sell equipment and provide complete operation and maintenance services for both customer-owned equipment and our fleet. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. Our maintenance business, together with our parts and service business, provides solutions to customers that own their own compression and surface production and processing equipment, but want to outsource their operations. We also fabricate compressor and oil and natural gas production and processing equipment and provide natural gas processing and treating and oilfield power generation services, as a complement to our compression services. In addition, we provide engineering, procurement and fabrication of critical process equipment for refinery and petrochemical facilities and construction of tank farms and evaporators and brine heaters for desalination plants.

We were incorporated on February 2, 2007 as Iliad Holdings, Inc., a wholly-owned subsidiary of Universal Compression Holdings, Inc. (“Universal”), and thereafter changed our name to Exterran Holdings, Inc. On August 20, 2007, in accordance with their merger agreement, Universal and Hanover Compressor Company (“Hanover”) merged into a wholly-owned subsidiary of ours. As a result of the merger, we became the parent entity of Universal and Hanover. Hanover was determined to be the acquirer for accounting purposes and, therefore, our financial statements reflect Hanover’s historical results for periods prior to the merger date. We have included the financial results of Universal’s operations in our consolidated financial statements beginning August 20, 2007. References to “our”, “we” and “us” refer to Hanover for periods prior to the merger date and to Exterran for periods on or after the merger date.

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

Subsequent to the merger between Hanover and Universal, we evaluated our management process for analyzing the performance of our operations. We have changed our segment reporting in accordance with U.S. generally accepted accounting principles in order to enable investors to view our operations in a manner similar to the way management does. Our Fabrication segment previously reported three product lines: Compressor and Accessory Fabrication, Production and Processing Fabrication — Surface Equipment and Production and Processing Fabrication — Belleli. We also renamed three of our segments as follows: U.S. Rentals is now referred to as North America Contract Operations; International Rentals is now referred to as International Contract Operations; and Parts, Service and Used Equipment is now referred to as Aftermarket Services. North America Contract Operations includes U.S. and Canada contract operations. The changes in our reportable segments, including the reclassification on the consolidated statements of operations of the related revenues and costs of sales (excluding depreciation and amortization), have been made to all periods presented within this Annual Report on Form 10-K.

In addition, we reclassified our used equipment sales to report these transactions within other income and expense and reclassified installation sales from Aftermarket Services to our Fabrication segment. Additionally, we reclassified our supply chain department to include it as part of cost of sales rather than a component of selling, general and administrative expense. We have made these reclassifications to all periods presented within this Annual Report on Form 10-K.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include Exterran and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated entities in which we own more than a 20% interest and do not have a controlling interest are accounted for using the equity method.

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Management believes that the estimates and assumptions used are reasonable.

Our operations are influenced by many factors, including the global economy, international laws and currency exchange rates. Contractions in the more significant economies of the world could have a substantial negative impact on the rate of our growth and profitability. Acts of war or terrorism could influence these areas of risk and our operations. Doing business in international locations subjects us to various risks and considerations including, but not limited to, economic and political conditions abroad, currency exchange rates, tax laws and other laws and trade restrictions.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of cash restricted for use to pay for distributions and expenses incurred under our asset-backed securitization facility (see Note 11). Therefore, restricted cash is excluded from cash and cash equivalents in the balance sheet and statement of cash flows.

Revenue Recognition

Revenue from contract operations is recorded when earned, which generally occurs monthly at the time the monthly service is provided to customers in accordance with the contracts. Aftermarket Services revenue is recorded as products are delivered and title is transferred or services are performed for the customer.

Fabrication revenue is recognized using the percentage-of-completion method when the applicable criteria are met. We estimate percentage-of-completion for compressor and accessory fabrication on a direct labor hour to total labor hour basis. Production and processing equipment fabrication percentage-of-completion is estimated using the direct labor hour to total labor hour and the cost to total cost basis. The typical duration of these projects is typically between three and thirty-six months.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, advances to non-consolidated affiliates and notes receivable. We believe that the credit risk in temporary cash investments that we have with financial institutions is minimal. Trade accounts and notes receivable are due from companies of varying size engaged principally in oil and natural gas activities throughout the world. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of products and the services we provide them and the terms of our contract operations service contracts.

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. We review the adequacy of our allowance for doubtful accounts quarterly. Balances aged greater than 90 days are reviewed individually for collectibility. In addition, all other balances are reviewed based on significance and customer payment histories. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2007, 2006 and 2005, our bad debt expense was $2.7 million, $2.5 million and $2.0 million, respectively.

Inventory

Inventory consists of parts used for fabrication or maintenance of natural gas compression equipment and facilities, processing and production equipment, and also includes compression units and production equipment that are held for sale. Inventory is stated at the lower of cost or market using the average-cost method. A reserve is recorded against inventory balances for estimated obsolescence. This reserve is based on specific identification and historical experience.

Trading Securities

Beginning in 2006, we purchased short-term debt securities denominated in U.S. dollars and exchanged them for short-term debt securities denominated in local currency in Latin America to achieve more favorable exchange rates. These debt securities are classified as trading securities because we hold them for a short period of time and have frequent buying and selling. No trading securities were held as of December 31, 2007 and 2006.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

Compression equipment, facilities and other fleet assets	4 to 30 years
Buildings	20 to 35 years
Transportation, shop equipment and other	3 to 12 years

Major improvements that extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. When fleet units are sold, retired or otherwise disposed of, the gain or loss is recorded in other (income)/expense. Interest is capitalized in connection with equipment and facilities meeting specific thresholds that are constructed for Exterran’s use in our contract operations business until such equipment is complete. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

Computer software

Certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software which ranges from three to five years. Costs related to the preliminary project stage, data conversion and the post-implementation/operation stage of an internal-use computer software development project are expensed as incurred.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets, other than Intangibles

We review for the impairment of long-lived assets, including property, plant and equipment, and assets held for sale whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value.

We hold investments in companies having operations in areas that relate to our business. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

Goodwill and Other Intangibles

Goodwill is reviewed for impairment annually or whenever events indicate impairment may have occurred. Identifiable intangibles are amortized over the assets’ estimated useful lives.

Advance Billings

Advance billings are primarily comprised of billings related to jobs where revenue is recognized on the percentage-of-completion method that have not begun and billings related to jobs where revenue is recognized on the completed contract method.

Minority Interest

As of December 31, 2007, minority interest is primarily comprised of the portion of Exterran Partners, L.P.’s (together with its subsidiaries, the “Partnership”) capital and earnings that is applicable to the 49% limited partner interest in the Partnership not owned by us (see further discussion of the Partnership in Note 2 below). As of December 31, 2006, minority interest primarily represented the equity of the entities that leased compression equipment to us. These equity interests were settled as part of the redemption of Hanover’s equipment lease obligations, as discussed in Note 11.

Income Taxes

We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or income tax returns. In estimating future tax consequences, all expected future events are considered other than tax law or tax rate changes that were not enacted as of December 31, 2007. A valuation allowance is recognized for deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized.

We are subject to taxation not only in the U.S. but also in numerous foreign jurisdictions. Having to consider these different jurisdictions complicates the estimate of future U.S. and foreign source taxable income, which in turn determines the realizability of our deferred tax assets. Numerous judgments and assumptions are inherent in the determination of future U.S. and foreign source taxable income, including assumptions on future operating conditions and asset utilization. The judgments and assumptions used to determine future taxable income are consistent with those used for other financial statement purposes.

We also must consider any prudent and feasible tax planning strategies that would minimize the amount of deferred tax liabilities recognized or the amount of any valuation allowance recognized against deferred tax assets. For example, a tax planning strategy that we employ is the permanent reinvestment of the earnings of foreign subsidiaries.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

The financial statements of subsidiaries outside the U.S., except those for which we have determined that the U.S. dollar is the functional currency, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting gains and losses from the translation of accounts are included in accumulated other comprehensive income on our consolidated balance sheets. For subsidiaries for which we have determined that the U.S. dollar is the functional currency, translation gains and losses are included in other (income) expense, net on our consolidated statements of operations.

Hedging and Use of Derivative Instruments

We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes. We record interest rate swaps on the balance sheet as either derivative assets or derivative liabilities measured at their fair value. Fair value was estimated using a discounted cash flow approach. These interest rate swaps result in financial impacts that are inversely correlated to those of the items being hedged. Changes in the fair value of the swaps designated as cash flow hedges are deferred in accumulated other comprehensive income, net of tax, to the extent the contracts are effective as hedges until settlement of the underlying hedged transaction. To qualify for hedge accounting treatment, companies must formally document, designate and assess the effectiveness of the transactions. If the necessary correlation ceases to exist or if the anticipated transaction becomes improbable, we would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swap agreements are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

Earnings Per Common Share

Basic income (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted income (loss) per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options and warrants to purchase common stock, restricted stock, employee stock purchase plan, convertible senior notes and convertible subordinated notes, unless their effect would be anti-dilutive.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted income (loss) per common share (in thousands):

	Years Ended December 31,
	2007	2006	2005

Weighted average common shares outstanding — used in basic income (loss) per common share	45,580	32,883	29,756
Net dilutive potential common stock issuable:
On exercise of options and vesting of restricted stock	464	414	**
On exercise of warrants	—	—	**
On settlement of employee stock purchase plan shares	2	—	—
On conversion of Convertible Junior Subordinated Notes due 2029	254	**	**
On conversion of Convertible Senior Notes due 2008	**	**	**
On conversion of Convertible Senior Notes due 2014	**	3,114	**

Weighted average common shares and dilutive potential common shares — used in diluted income (loss) per common share	46,300	36,411	29,756

**	Excluded from diluted income (loss) per common share as the effect would have been anti-dilutive.

Net income for the diluted earnings per share calculation for the year ended December 31, 2007 is adjusted to add back interest expense and amortization of financing costs, net of tax, relating to our Convertible Junior Subordinated Notes due 2029 totaling $0.3 million. Net income for the diluted earnings per share calculation for the year ended December 31, 2006 is adjusted to add back interest expense and amortization of financing costs, net of tax, relating to our Convertible Senior Notes due 2014 totaling $4.7 million.

The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2007	2006	2005

Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock	—	—	773
On exercise of options-exercise price greater than average market value at end of period	14	17	304
On exercise of warrants	—	—	1
On settlement of employee stock purchase plan shares	—	—	—
On conversion of Convertible Junior Subordinated Notes due 2029	—	1,568	1,568
On conversion of Convertible Senior Notes due 2008	1,420	1,420	1,420
On conversion of Convertible Senior Notes due 2014	3,114	—	3,114

	4,548	3,005	7,180

Stock Options and Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). This standard addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminated the ability to account for share-based

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and generally requires instead that such transactions be accounted for using a fair value based method.

Prior to January 1, 2006, we measured compensation expense for our stock-based employee compensation plans using the intrinsic value method, which follows the recognition and measurement principles of APB No. 25, as permitted by FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized beginning in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value, and (b) compensation cost for any share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value. In accordance with the modified prospective transition method, results for prior periods have not been restated. On January 1, 2006, we recorded the cumulative effect of a change in accounting related to our adoption of SFAS No. 123(R) of $0.4 million (net of tax of $0) which relates to the requirement to estimate forfeitures on restricted stock awards.

For the years ended December 31, 2007, 2006 and 2005, stock-based compensation expense of $23.3 million, $9.8 million and $5.7 million, respectively, was recognized and included in the accompanying Consolidated Statements of Operations. For the years ended December 31, 2007 and 2006, we recognized income tax benefits that were recorded as an addition to additional paid-in capital in our Consolidated Balance Sheet of $13.1 million and $3.6 million, respectively, for share-based compensation arrangements. There was no income tax benefit recognized for share-based compensation arrangements for the year ended December 31, 2005.

Upon the closing of the merger, each share of restricted stock issued by Hanover and each Hanover stock option was converted into Exterran restricted stock and stock options, respectively, based on the applicable exchange ratio, and each Hanover stock option and each share of restricted stock or restricted stock unit of Hanover granted prior to the date of the merger agreement and outstanding as of the effective time of the merger vested in full. As a result of the merger, we included $11.7 million within our stock-based compensation expense for the year ended December 31, 2007 due to the accelerated vesting of Hanover’s restricted stock and stock options. There was no stock-based compensation cost capitalized during the years ended December 31, 2007, 2006 and 2005.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were $10.7 million and $1.5 million, respectively, of excess tax benefits classified as a financing cash inflow in the accompanying Consolidated Statement of Cash Flows for the years ended December 31, 2007 and 2006 that would have been classified as an operating cash inflow prior to our adoption of SFAS No. 123(R).

Our adoption of SFAS No. 123(R) on January 1, 2006 eliminated the pro forma requirements disclosure for periods following our adoption. For purposes of this pro forma disclosure, the value of options is estimated using a Black-Scholes option valuation model and amortized to expense over the options’ vesting periods. Had we used the fair value based accounting method for stock-based compensation expense described by SFAS No. 123(R) for the year ended December 31, 2005, our diluted net loss per common and equivalent share for the year ended December 31, 2005 would have been as set forth in the table below ($ in thousands, except per share data).

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended
December 31,
2005

Net loss, before stock-based compensation for employees	$(38,017)
Add back: Stock-based compensation expense for employees previously determined under intrinsic value method, net of tax effect	5,676
Deduct: Stock-based employee compensation expense for employees determined under the fair value method, net of tax	(8,098)

Net loss, after effect of stock-based compensation for employees	$(40,439)

Net loss per share:
Basic, as reported for prior periods	$(1.28)
Basic after effect of stock-based compensation for employees	$(1.36)
Diluted as reported for prior periods	$(1.28)
Diluted after effect of stock-based compensation for employees	$(1.36)

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and changes in the fair value of derivative financial instruments, net of tax. As a result of the changes in the fair values of interest rate swaps designated as cash flow hedges, for the year ended December 31, 2007, we recorded a reduction to accumulated other comprehensive income (loss) of $17.6 million, which is net of tax of $11.3 million.

Financial Instruments

Our financial instruments include cash, receivables, payables, interest rate swaps and debt. Except for fixed interest rate debt as described in Note 11 below, the estimated fair value of such financial instruments at December 31, 2007 and 2006 approximated their carrying value as reflected in our consolidated balance sheet. The fair value of our debt has been estimated based on quoted market prices.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS No. 137, SFAS No. 138, and SFAS No. 149, requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

Reclassifications

Certain amounts in the prior period’s financial statements have been reclassified to conform to the 2007 financial statement classification including the reclassification of our used equipment sales to report these transactions within other income and expense and reclassification of installation sales from Aftermarket Services to our Fabrication segment. Additionally, we reclassified our supply chain department to include it as part of cost of sales rather than a component of selling, general and administrative expense. See “Background and Significant Accounting Policies” above for a discuss of changes in our business segments. We have made these reclassifications to all periods presented within this Annual Report on Form 10-K. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Business Acquisitions

On August 20, 2007, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 5, 2007, as amended, by and among us, Hanover, Universal, Hector Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, and Ulysses Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, Ulysses Sub, Inc. merged with and into Universal and Hector Sub, Inc. merged with and into Hanover. As a result of the merger, each of Universal and Hanover became our wholly-owned subsidiary. Immediately following the completion of the merger, Universal merged with and into us.

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

The total preliminary purchase price of Universal was $2.1 billion, including the fair value of Universal stock options assumed and acquisition related transaction costs. Assets acquired and liabilities assumed were recorded at their fair values as of August 20, 2007. The purchase price has been calculated as follows (in thousands except share and per share amounts and ratios):

Number of shares of Universal common stock outstanding at August 20, 2007	30,273,866
Conversion ratio	1.0
Number of shares of Exterran that were issued	30,273,866
Assumed market price of an Exterran share that was issued(1)	$66.18

Aggregate value of the Exterran shares that were issued	$2,003,524
Fair value of vested and unvested Universal stock options outstanding as of August 20, 2007, which were converted into options to purchase Exterran common stock(2)	67,574
Capitalizable transaction costs	10,709

Preliminary purchase price	$2,081,807

(1)	The stock price is based on the average close price of Hanover’s stock for the two days before and through the two days after the announcement of the merger on February 5, 2007, divided by the exchange ratio.

(2)	The majority of Universal’s stock options and stock-based compensation vested upon consummation of the merger.

The completion of the merger resulted in the acceleration of vesting of certain long-term incentive awards held by Hanover employees, including executive officers. On the merger date of August 20, 2007, there was approximately $13.1 million of unrecognized compensation expense related to restricted stock, stock options and cash incentive awards that were subject to acceleration of vesting and were expensed upon completion of the merger. Additionally, we recorded a charge of approximately $8.4 million related to executives with change of control agreements who were entitled to payments under those agreements as a result of the merger.

Prior to the completion of the merger, the Hanover and Universal boards of directors both adopted a retention bonus plan of up to $10 million for each company. These plans provide for awards to certain key employees if

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such individuals remain employed by Hanover or Universal, including their successor, through a specific date or dates in 2008 or are terminated without cause prior to such dates. Retention awards totaling $15.3 million have been granted under these plans and we expensed $9.1 million related to the retention bonus plans during the year ended December 31. 2007.

Under the purchase method of accounting, the total preliminary purchase price was allocated to Universal’s net tangible and identifiable intangible assets based on their estimated fair values as of August 20, 2007, as set forth below. The excess of the purchase price over net tangible and identifiable intangible assets was recorded as goodwill. The goodwill resulting from the allocation of the purchase price was primarily associated with Universal’s market presence in certain geographic locations where Hanover did not have a presence, the advantage of a lower cost of capital that we believe results from the Partnership’s structure, growth opportunities in the markets that the combined companies serve, the expected cost saving synergies from the merger, the expertise of Universal’s experienced workforce and its established operating infrastructure.

The preliminary allocation of the purchase price was based upon preliminary valuations and our estimates and assumptions are subject to change upon the completion of management’s review of the final valuations. We are in the process of finalizing valuations related to identifiable intangible assets, property, plant and equipment, capitalized transaction costs, certain acquired contracts and residual goodwill. Changes to the preliminary purchase price could impact future depreciation and amortization expense as well as income tax expense. In addition, upon the finalization of our legal entity structure, additional adjustments to deferred taxes may be required. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date, in accordance with accounting principles generally accepted in the U.S.

The table below indicates the preliminary purchase price allocation to Universal’s net tangible and identifiable intangible assets based on their estimated fair values as of August 20, 2007 (in thousands):

Preliminary
Fair Value

Current assets	$488,338
Property, plant and equipment	1,630,708
Goodwill	1,272,911
Intangible and other assets	272,620
Current liabilities	(312,624)
Long-term debt	(812,969)
Deferred income taxes	(240,153)
Other long-term liabilities	(24,564)
Minority interest	(192,460)

Preliminary purchase price	$2,081,807

Goodwill and Intangible Assets Acquired

The preliminary amount of goodwill of $1,272.9 million resulting from the merger is considered to have an indefinite life and will not be amortized. Instead, goodwill will be reviewed annually for impairment or more frequently if indicators of impairment exist. Approximately $91.5 million of the goodwill is expected to be deductible for U.S. federal tax purposes.

The preliminary amount of finite life intangible assets includes $188.0 million and $54.4 million associated with customer relationships and contracts, respectively. The intangible assets for customer relationships and contracts will be amortized through 2024 and 2015, respectively, based on the present value of expected

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income to be realized from these assets. Finite life intangible assets also include $12.2 million for the Universal backlog that existed on the date of the merger and will be amortized over 15 months.

Exterran Partners, L.P. (formerly Universal Compression Partners, L.P.)

As a result of the merger, we became the indirect majority owner of the Partnership. The Partnership is a master limited partnership that was formed to provide natural gas contract operations services to customers throughout the U.S. In October 2006, the Partnership completed its initial public offering, as a result of which the common units owned by the public represented a 49% limited partner ownership interest in the Partnership and Universal owned the remaining equity interest in the Partnership. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be our primary growth vehicle for the U.S contract operations business and for us to continue to contribute U.S. contract operations customers and assets to the Partnership over time in exchange for cash and/or additional interests in the Partnership. As of December 31, 2007, the Partnership had a fleet of approximately 1,720 compressor units comprising approximately 723,000 horsepower, or 16% (by available horsepower) of our and the Partnership’s combined total U.S. horsepower.

We are party to an omnibus agreement with the Partnership (as amended, the “Omnibus Agreement”), the terms of which include, among other things, our agreement to provide to the Partnership operational staff, corporate staff and support services, the terms under which we may sell to the Partnership newly fabricated equipment and under which we may transfer to and receive from the Partnership idle compression equipment and an agreement by us to provide caps on the amount of cost of sales and selling, general and administrative costs that the Partnership must pay. For the year ended December 31, 2007, the Partnership’s cost of sales exceeded the cap by $8.6 million. For the year ended December 31, 2007, the Partnership’s selling, general and administrative expenses exceeded the cap in one quarter, resulting in a reduction in its reimbursement to us of $0.3 million. These caps expire on December 31, 2008.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Hanover and Universal, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the transaction been consummated at the beginning of each period presented, nor is it necessarily indicative of future results. The pro forma information for the years ended December 31, 2007 and 2006 excludes non-recurring items related to merger and integration expenses. The pro forma information for the years ended December 31, 2007 and 2006 includes $77.1 million of debt extinguishment related charges and $61.9 million of fleet impairment charges incurred in the third quarter of 2007, as discussed in Note 11 and Note 19, respectively, below. The pro forma amounts represent the historical operating results of Hanover and Universal with adjustments for purchase accounting expenses and to conform accounting policies that affect revenues, cost of sales, selling, general and administrative expenses, depreciation and amortization, interest expense, other income (expense) and income taxes (in thousands, except per share amounts).

	Years Ended
	December 31,
	2007	2006

Total revenues	$3,319,031	$2,560,088

Net income	$115,090	$142,920

Basic income per common share	$1.78	$2.28

Diluted income per common share	$1.76	$2.19

3.	Dispositions

In February 2006, we sold our U.S. amine treating assets to Crosstex Energy Services L.P. (“Crosstex”) for approximately $51.5 million and recorded a pre-tax gain of $28.4 million that is included in other (income)/expense in our consolidated statement of operations. The disposal of these assets did not meet the criteria established for recognition as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Our U.S. amine treating assets had revenues of approximately $7.6 million in 2005. Because we leased back from Crosstex one of the facilities sold in this transaction, approximately $3.3 million of additional gain was deferred into future periods. We also entered into a three-year strategic alliance with Crosstex.

During the first quarter of 2006, our board of directors approved management’s plan to dispose of the assets used in our fabrication facility in Canada, which was part of our fabrication segment. These assets were sold in May 2006 as part of management’s plan to improve overall operating efficiency in this line of business. The Canadian assets were sold for approximately $10.1 million and we recorded a pre-tax gain of approximately $8.0 million as a result of the transaction in other (income)/expense in our consolidated statement of operations. The disposal of these assets did not meet the criteria established for recognition as discontinued operations under SFAS No. 144.

During the fourth quarter of 2002, our board of directors approved management’s plan to dispose of our non-oilfield power generation projects, which were part of our North America contract operations segment, and certain used equipment businesses, which were part of our aftermarket services segment. These disposals meet the criteria established for recognition as discontinued operations under SFAS No. 144. SFAS No. 144 specifically requires that such amounts must represent a component of a business comprised of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the entity. These businesses are reflected as discontinued operations in our consolidated statements of operations.

4.	Inventory

Inventory, net of reserves, consisted of the following amounts (in thousands):

	December 31,
	2007	2006

Parts and supplies	$246,540	$135,632
Work in progress	139,956	162,096
Finished goods	24,940	10,365

Inventory, net of reserves	$411,436	$308,093

During the years ended December 31, 2007, 2006 and 2005, we recorded approximately $1.7 million, $2.3 million and $0.1 million, respectively, in inventory write-downs and reserves for inventory, which were either obsolete, excess or carried at a price above market value. As of December 31, 2007 and 2006, we had inventory reserves of $21.5 million and $11.9 million, respectively.

5.	Fabrication Contracts

Costs, estimated earnings and billings on uncompleted contracts consisted of the following (in thousands):

	December 31,
	2007	2006

Costs incurred on uncompleted contracts	$1,241,913	$558,607
Estimated earnings	214,948	85,938

	1,456,861	644,545
Less — billings to date	(1,340,670)	(628,936)

	$116,191	$15,609

Presented in the accompanying financial statements as follows (in thousands):

	December 31,
	2007	2006

Costs and estimated earnings in excess of billings on uncompleted contracts	$203,932	$109,732
Billings on uncompleted contracts in excess of costs and estimated earnings	(87,741)	(94,123)

	$116,191	$15,609

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2007	2006

Compression equipment, facilities and other fleet assets	$4,359,936	$2,587,377
Land and buildings	175,925	107,444
Transportation and shop equipment	147,797	89,673
Other	72,395	58,788

	4,756,053	2,843,282
Accumulated depreciation	(1,222,548)	(979,830)

Property, plant and equipment, net	$3,533,505	$1,863,452

Depreciation expense was $235.2 million, $175.1 million and $171.5 million in 2007, 2006 and 2005, respectively. Assets under construction of $192.1 million and $109.8 million are included in compression equipment, facilities and other fleet assets at December 31, 2007, and 2006, respectively. We capitalized $1.4 million, $1.8 million and $0.4 million of interest related to construction in process during 2007, 2006, and 2005, respectively.

As of December 31, 2006, the compression assets owned by the entities that leased equipment to us but, pursuant to our adoption of FIN 46 were included in property, plant and equipment in our consolidated financial statements had a net book value of approximately $340.2 million, including improvements made to these assets after the sale leaseback transactions.

7.	Intangible and Other Assets

Intangible and other assets consisted of the following (in thousands):

	December 31,
	2007	2006

Deferred debt issuance and leasing transactions costs	$15,968	$26,553
Notes and other receivables	6,615	9,714
Intangible assets	246,729	5,524
Deferred taxes	22,536	7,085
Other	19,609	6,826

Intangibles and other assets	$311,457	$55,702

Notes receivable result primarily from customers for sales of equipment or advances to other parties in the ordinary course of business.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets and deferred debt issuance costs consisted of the following:

	As of December 31, 2007		As of December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)

Deferred debt issuance costs	$25,210	$(9,242)	$58,037	$(31,484)
Marketing related (20 yr life)	2,178	(556)	2,256	(524)
Customer related (17-20 yr life)	191,331	(5,404)	3,022	(621)
Technology based (5 yr life)	710	(639)	1,259	(497)
Contract based (1-17 yr life)	72,069	(12,960)	1,326	(697)

Intangible assets and deferred debt issuance costs	$291,498	$(28,801)	$65,900	$(33,823)

Amortization of deferred debt issuance costs totaled $4.7 million, $5.5 million and $10.0 million in 2007, 2006 and 2005, respectively. Amortization of intangible costs totaled $17.5 million, $0.8 million and $1.2 million in 2007, 2006 and 2005, respectively. Customer related intangible assets acquired in connection with the merger are being amortized based upon the expected cash flows over a seventeen year period. This amortization methodology will result in a substantial amount of the amortization occurring over the next five years. Deferred financing costs of $16.4 million were written off in conjunction with the refinancing completed during the third quarter of 2007 and recorded to debt extinguishment costs in our consolidated statements of operations.

Estimated future intangible and deferred debt issuance cost amortization expense is as follows (in thousands):

2008	$43,821
2009	34,646
2010	29,764
2011	26,461
2012	23,300
Thereafter	104,705

$262,697

8.	Investments in Non-Consolidated Affiliates

Investments in affiliates that are not controlled by Exterran but where we have the ability to exercise significant influence over the operations are accounted for using the equity method. Our share of net income or losses of these affiliates is reflected in the consolidated statements of operations as equity in income (loss) of non-consolidated affiliates. Our primary equity method investments are comprised of entities that own, operate, service and maintain compression and other related facilities. Our equity method investments totaled approximately $86.1 million and $90.0 million at December 31, 2007 and 2006, respectively.

Our ownership interest and location of each equity method investee at December 31, 2007 is as follows:

	Ownership
	Interest	Location	Type of Business

PIGAP II	30.0%	Venezuela	Gas Compression Plant
El Furrial	33.3%	Venezuela	Gas Compression Plant
SIMCO/Harwat Consortium	35.5%	Venezuela	Water Injection Plant

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized balance sheet information for investees accounted for by the equity method is as follows (on a 100% basis, in thousands):

	December 31,
	2007	2006

Current assets	$194,835	$135,845
Non-current assets	426,268	463,661
Current liabilities, excluding debt	85,232	77,618
Debt payable	247,045	256,648
Other non-current liabilities	124,809	59,515
Owners’ equity	164,017	205,725

Summarized earnings information for these entities for the years ended December 31, 2007, 2006 and 2005 is as follows (on a 100% basis, in thousands):

	Years Ended December 31,
	2007	2006	2005

Revenues	$192,923	$199,029	$198,906
Operating income	91,718	86,421	100,441
Net income	29,683	20,003	54,473

We own 35.5% of the SIMCO and Harwat Consortium, which owns, operates and services water injection plants in Venezuela. During the third quarter of 2007, we determined that the financial condition and near and long-term prospects of our investment in the SIMCO and Harwat Consortium had declined and that we had a loss in our investment that was not temporary. This decline was primarily caused by increased costs to operate their business that is not expected to improve in the near term. In the third quarter of 2007, we recorded an impairment of our investment in the SIMCO and the Harwat Consortium of $6.7 million, which is reflected as a charge in equity in income (loss) of non-consolidated affiliates in our consolidated statements of operations.

During 2007, 2006 and 2005, we received approximately $8.5 million, $17.6 million and $18.7 million in dividends from these joint ventures. At December 31, 2007 and 2006 we had cumulatively recognized approximately $3.8 million and $13.2 million, respectively, of earnings, net of tax, in excess of distributions from these joint ventures.

In connection with our investment in El Furrial and the SIMCO and Harwat Consortium, we guaranteed our portion of the debt in the joint venture related to these projects. At December 31, 2007, we have guaranteed approximately $24.0 million of the debt that was on the books of the El Furrial joint venture. At December 31, 2006, we guaranteed approximately $31.7 million of the debt of the El Furrial and the SIMCO and Harwat consortium joint ventures. These amounts are not recorded on our books.

9.	Goodwill

Goodwill acquired in connection with business combinations represent the excess of consideration over the fair value of tangible and identifiable intangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed, as well as in determining the allocation of goodwill to the appropriate reporting units.

We perform an impairment test of goodwill assets annually or more often if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying value. The fair value is determined using the expected present value of future cash flows and a market approach. Certain estimates and judgments are required in the application of the fair value models. In the fourth quarter of 2007, we performed our annual impairment analysis in accordance with SFAS No. 142,

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Goodwill and Other Intangible Assets,” and determined that no impairment had occurred. If for any reason the fair value of our goodwill or that of any of our reporting units declines below the carrying value in the future, we may incur charges for the impairment.

The table below presents the change in the net carrying amount of goodwill, including the impact of our preliminary purchase price allocation for Universal, for the years ended December 31, 2007 and 2006 (in thousands):

	December 31,	Acquisitions/	Impact of Foreign	December 31,
	2006	Dispositions	Currency Translation	2007

North America contract operations	$97,071	$1,017,110	$—	$1,114,181
International contract operations	37,654	137,359	1,872	176,885
Aftermarket services	31,982	34,060	—	66,042
Fabrication	14,391	84,382	—	98,773

Total	$181,098	$1,272,911	$1,872	$1,455,881

	December 31,	Acquisitions/	Impact of Foreign	December 31,
	2005	Dispositions	Currency Translation	2006

North America contract operations	$100,209	$(3,138)	$—	$97,071
International contract operations	37,654	—	—	37,654
Aftermarket services	32,110	(128)	—	31,982
Fabrication	14,391	—	—	14,391

Total	$184,364	$(3,266)	$—	$181,098

10.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2007	2006

Accrued salaries and other benefits	$108,464	$51,299
Accrued income and other taxes	100,910	36,188
Accrued warranty expense	6,498	2,759
Accrued interest	12,397	22,744
Accrued other liabilities	97,894	34,330

Accrued liabilities	$326,163	$147,320

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31,	December 31,
	2007	2006

Bank credit facility due November 2010	$—	$20,000
Bank credit facility due August 2012	180,000	—
Bank senior term loan	800,000	—
2007 ABS Facility notes due 2012	800,000	—
The Partnership’s Revolving Credit Facility due 2011	217,000	—
4.75% Convertible Senior Notes due 2008	192,000	192,000
4.75% Convertible Senior Notes due 2014	143,750	143,750
8.625% Senior Notes due 2010	—	200,000
7.5% Senior Notes due 2013	—	150,000
9.0% Senior Notes due 2014	—	200,000
2001A Equipment Lease Notes, interest at 8.5%, due September 2008	—	133,000
2001B Equipment Lease Notes, interest at 8.75%, due September 2011	—	250,000
7.25% Convertible Junior Subordinated Notes due 2029	—	84,803
Fair value adjustment — fixed to floating interest rate swaps	—	(8,732)
Other, interest at various rates, collateralized by equipment and other assets	1,174	677

	2,333,924	1,365,498
Less current maturities	(997)	(455)

Long-term debt	$2,332,927	$1,365,043

Following the merger of Hanover and Universal, we completed a refinancing of a significant amount of our outstanding debt. We entered into a $1.65 billion senior secured credit facility and a $1.0 billion asset-backed securitization facility.

Exterran Senior Secured Credit Facility

On August 20, 2007, we and our wholly-owned subsidiary, Exterran Canada, Limited Partnership (“Exterran Canada”), entered into a five-year credit agreement (the “Credit Agreement”) with various financial institutions as the lenders. The Credit Agreement consists of (a) a revolving senior secured credit facility (the “Revolver”) in the aggregate amount of $850 million, which includes a variable allocation for a Canadian tranche and the ability to issue letters of credit under the facility and (b) a term loan senior secured credit facility, in the aggregate amount of $800 million with principal payments due on multiple dates through June 2013 (collectively, the “Credit Facility”). Subject to certain conditions, at our request and with the approval of the lenders, the aggregate commitments under the Credit Facility may be increased by an additional $400 million less certain adjustments, including the amount of any outstanding borrowings under the 2007 ABS Facility, described below, in excess of $800 million.

As of December 31, 2007, we had $180.0 million in outstanding borrowings and $323.2 million in letters of credit outstanding under the Revolver. Additional borrowings of up to approximately $346.8 million were available under that facility as of December 31, 2007.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Agreement bears interest, if the borrowings are in U.S. dollars, at LIBOR or a Base Rate, at our option, plus an applicable margin or, if the borrowings are in Canadian dollars, at our option, U.S. dollar LIBOR, U.S. dollar Base Rate or Canadian prime rate plus the applicable margin or the Canadian Dollar bankers’ acceptance (“CDOR”) rate. The applicable margin varies depending on the debt ratings of our senior secured indebtedness (i) in the case of LIBOR loans, from 0.65% to 1.75% or (ii) in the case of Base Rate or Canadian prime rate loans, from 0.0% to 0.75%. The applicable margin at December 31, 2007 was 0.825%. The Base Rate is the higher of the U.S. Prime Rate or the Federal Funds Rate plus 0.5%. At December 31, 2007 all amounts outstanding were LIBOR loans and the weighted average interest rate excluding the effect of related cash flow hedges was 5.8%.

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, limitations on incurrence of indebtedness, investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. We must also maintain, on a consolidated basis, required leverage and interest coverage ratios. Additionally, the Credit Agreement contains customary conditions, representations and warranties, events of default and indemnification provisions. Our indebtedness under the Credit Facility is collateralized by liens on substantially all of our personal property in the U.S. The assets of the Partnership and our wholly-owned subsidiary, Exterran ABS 2007 LLC (along with its subsidiaries, “Exterran ABS”), are not collateral under the Credit Agreement. Exterran Canada’s indebtedness under the Credit Facility is collateralized by liens on substantially all of its personal property in Canada. We have executed a U.S. Pledge Agreement pursuant to which we and our significant subsidiaries (as defined in the Credit Agreement) are required to pledge our equity and the equity of certain subsidiaries. The Partnership and Exterran ABS are not pledged under this agreement and do not guarantee debt under the Credit Facility.

Exterran Asset-Backed Securitization Facility

On August 20, 2007, Exterran ABS 2007 LLC entered into a $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”) and issued $400 million of Series 2007-1 notes under this facility. On September 18, 2007, an additional $400 million of Series 2007-1 notes (collectively with the August 20, 2007 issuance, the “Series 2007-1 Notes”) were issued under this facility. Interest and fees payable to the noteholders will accrue on the Series 2007-1 Notes at a variable rate consisting of LIBOR plus an applicable margin. For outstanding amounts up to $800 million, the applicable margin is 0.825%. For amounts outstanding over $800 million, the applicable margin will be 1.35%. The weighted average interest rate at December 31, 2007 on the Series 2007-1 Notes excluding the effect of related cash flow hedges was 5.9%. The Series 2007-1 Notes are revolving in nature and are payable in July 2012. The amount outstanding at any time is limited to the lower of (i) 80% of the appraised value of the natural gas compression equipment owned by Exterran ABS and its subsidiaries (ii) 4.5 times free cash flow or (iii) the amount calculated under an interest coverage test. The related indenture contains customary terms and conditions with respect to an issuance of asset-backed securities, including representations and warranties, covenants and events of default.

Repayment of the Series 2007-1 Notes has been secured by a pledge of all of the assets of Exterran ABS, consisting primarily of a fleet of natural gas compressors and the related contracts to provide compression services to our customers. Under the 2007 ABS Facility, we had $9.1 million of restricted cash as of December 31, 2007.

Senior Notes

We commenced tender offers and consent solicitations in July 2007 for (1) $200 million in aggregate principal amount of our 8.625% Senior Notes due 2010 (the “8.625% Notes”), (2) $200 million in aggregate principal amount of our 9.0% Senior Notes due 2014 (the “9.0% Notes”) and (3) $150 million in aggregate principal amount of our 7.5% Senior Notes due 2013 (the “7.5% Notes”). On August 20, 2007, following completion of

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the merger, we satisfied and discharged all of our outstanding 9.0% Notes and 7.5% Notes and all of its 8.625% Notes that were tendered. During the fourth quarter of 2007, we called and redeemed the remaining $0.1 million of 8.625% Notes that were not tendered during the third quarter of 2007.

Hanover’s Credit Facility

In connection with the closing of the refinancing on August 20, 2007, we repaid in full all outstanding term loans and revolving loans, together with interest and all other amounts due in connection with such repayment, under the credit agreement, dated as of November 21, 2005.

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

The 2001A Notes were issued and the redemption was effected pursuant to the provisions of the Indenture dated as of August 30, 2001. The 2001A Notes were redeemed at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

The 2001B Notes were issued and the redemption was effected pursuant to the provisions of the Indenture dated as of August 30, 2001. The 2001B Notes were redeemed at a redemption price of 102.917% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

4.75% Convertible Senior Notes

In March 2001, we issued $192 million aggregate principal amount of 4.75% Convertible Senior Notes due March 15, 2008 and in December 2003 we issued $143.75 million aggregate principal amount of 4.75% Convertible Senior Notes due January 15, 2014. In connection with the closing of the merger, on August 20, 2007, we executed supplemental indentures between Hanover and the trustees, pursuant to which Exterran Holdings, Inc. agreed to fully and unconditionally guarantee the obligations of Hanover relating to the 4.75% Convertible Senior Notes due 2008 and the 4.75% Convertible Senior Notes due 2014 (collectively, the “Convertible Notes”). Hanover, the issuer of the Convertible Notes, is a wholly-owned subsidiary of Exterran Holdings, Inc. that has no independent assets or operations, as defined in Regulation S-X Article 3-10. Exterran Holdings, Inc. does not have any other subsidiaries that are not owned by Hanover. There are no significant restrictions on the ability of Exterran Holdings, Inc. to obtain funds from Hanover by dividend or loan.

The Convertible Notes are our general unsecured obligations and rank equally in right of payment with all of our other senior debt. The Convertible Notes are effectively subordinated to all existing and future liabilities of our subsidiaries.

4.75% Convertible Senior Notes due 2008

The 4.75% Convertible Senior Notes due 2008 with an aggregate principal amount of $192 million are due March 15, 2008. These notes are classified as long-term debt as we have the intent and ability to refinance the notes using available credit on our 2007 ABS Facility or the Revolver.

The 4.75% Convertible Senior Notes due 2008 are convertible into a whole number of shares of our common stock and cash in lieu of fractional shares. The 4.75% Convertible Senior Notes due 2008 are convertible at the option of the holder into shares of our common stock at a conversion rate of 7.3969 shares of common

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock per $1,000 principal amount of convertible senior notes, which is equivalent to a conversion price of approximately $135.19 per share.

We have the right at any time to redeem some or all of the 4.75% Convertible Senior Notes due 2008. If we experience a specified change in control, a holder of the 4.75% Convertible Senior Notes due 2008 may require us to repurchase, with cash or common stock, some or all of the 4.75% Convertible Senior Notes due 2008 at a price equal to 100% of the principal amount plus accrued and unpaid interest to the repurchase date. The fair value of the 4.75% Convertible Senior Notes due 2008 was approximately $191.3 million at December 31, 2007.

4.75% Convertible Senior Notes due 2014

The 4.75% Convertible Senior Notes due 2014 are convertible into a whole number of shares of our common stock and cash in lieu of fractional shares. The 4.75% Convertible Senior Notes due 2014 are convertible at the option of the holder into shares of our common stock at a conversion rate of 21.6667 shares of common stock per $1,000 principal amount of convertible senior notes, which is equivalent to a conversion price of approximately $46.15 per share.

At any time on or after January 15, 2011 but prior to January 15, 2013, we may redeem some or all of the 4.75% Convertible Senior Notes due 2014 at a redemption price equal to 100% of the principal amount of the 4.75% Convertible Senior Notes due 2014 plus accrued and unpaid interest, if any, if the price of our common stock exceeds 135% of the conversion price of the convertible senior notes then in effect for 20 trading days out of a period of 30 consecutive trading days. At any time on or after January 15, 2013, we may redeem some or all of the 4.75% Convertible Senior Notes due 2014 at a redemption price equal to 100% of the principal amount of the 4.75% Convertible Senior Notes due 2014 plus accrued and unpaid interest, if any. Holders have the right to require us to repurchase the 4.75% Convertible Senior Notes due 2014 upon a specified change in control, at a repurchase price equal to 100% of the principal amount of 4.75% Convertible Senior Notes due 2014 plus accrued and unpaid interest, if any. The fair value of the 4.75% Convertible Senior Notes due 2014 was approximately $269.1 million at December 31, 2007.

7.25% Convertible Junior Subordinated Notes due 2029

From December 2006 through May 2007, we called for redemption portions of our 7.25% Convertible Junior Subordinated Notes due 2029 (“Jr. TIDES Notes”). The Jr. TIDES Notes were owned by the Hanover Compressor Trust (the “Trust”), a subsidiary of our’s. The Trust was required to call a like amount of the 7.25% Convertible Preferred Securities (“TIDES Preferred Securities”) held by the public. Holders of the TIDES Preferred Securities converted their securities into 1.6 million shares of our common stock prior to their respective redemption dates; the remaining TIDES Preferred Securities were redeemed and discharged on their respective redemption dates. All $86.3 million of Jr. TIDES Notes and TIDES Preferred Securities have now been redeemed and discharged.

The Partnership’s Revolving Credit Facility

The Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership (“the Operating Partnership” and, together with the Partnership, the “Partnership Borrowers”), entered into a senior secured credit agreement in 2006. The credit facility under the credit agreement was expanded in 2007 and consists of a five-year $315 million revolving credit facility, which matures in October 2011. As of December 31, 2007, there was $217.0 million in outstanding borrowings under the revolving credit facility and $98.0 million was available for additional borrowings. Subject to certain conditions, at the request of the Partnership, and with the approval of the lenders, the aggregate commitments under the revolving credit facility may be increased by an additional $135 million.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership’s revolving credit facility bears interest at a Base Rate or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on the Partnership’s Leverage Ratio, varies (i) in the case of LIBOR loans, from 1.0% to 2.0% or (ii) in the case of Base Rate loans, from 0.0% to 1.0%. The Base Rate is the higher of the U.S. Prime Rate or the Federal Funds Rate plus 0.5%. At December 31, 2007, all amounts outstanding were LIBOR loans and the applicable margin was 1.25%. The weighted average interest rate on the outstanding balance at December 31, 2007 excluding the effect of related cash flow hedges was 6.6%.

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

Debt Compliance

We were in compliance with our debt covenants as of December 31, 2007.

Debt Extinguishment Charges

The refinancing discussed above and completed in the third quarter of 2007 in connection with the completion of the merger resulted in various debt extinguishment charges. A summary of these charges is shown below (in thousands):

Tender fees for the 9.0% Notes, 7.5% Notes and 8.625% Notes	$46,268
Call premium on 2001B Notes	7,497
Unamortized deferred financings costs — Hanover revolving credit facility, senior notes and Equipment Trust Notes	16,385

Charges included in debt extinguishment costs	70,150
Termination of interest rate swaps (included in interest expense)	6,964

Total debt extinguishment costs and related charges	$77,114

Long-term Debt Maturity Schedule

Contractual maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2007 are as follows (in thousands):

December 31,
2007

2008	$192,997
2009	20,049
2010	40,053
2011	277,058
2012	1,340,017
Thereafter	463,750

Total debt	$2,333,924

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

The components of income (loss) from continuing operations before income taxes and minority interest were as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

United States	$(45,443)	$60,230	$(33,146)
Foreign	98,213	54,274	23,712

Income (loss) from continuing operations before income taxes and minority interest	$52,770	$114,504	$(9,434)

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

Current tax provision:
U.S. federal	$147	$468	$—
State	3,603	1	8
Foreign	40,621	26,657	8,402

Total current	44,371	27,126	8,410

Deferred tax provision (benefit):
U.S. federal	(20,076)	(9,135)	273
State	798	(1,158)	1,477
Foreign	(13,199)	11,949	17,554

Total deferred	(32,477)	1,656	19,304

Provision for income taxes	$11,894	$28,782	$27,714

The provision for income taxes for 2007, 2006 and 2005 resulted in effective tax rates on continuing operations of 22.5%, 25.1%, and (293.8)%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Income taxes at U.S. federal statutory rate of 35%	$18,469	$40,076	$(3,302)
Net state income taxes	2,932	1,518	965
Foreign taxes	6,966	17,151	19,184
Minority interest	(2,182)	—	—
Foreign tax credits	(8,555)	—	—
FIN 48/FAS 5	2,046	10	(4,254)
Valuation allowances	(9,583)	(35,493)	16,733
Executive compensation	1,914	438	28
Other	(113)	5,082	(1,640)

Provision for income taxes	$11,894	$28,782	$27,714

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax balances are the direct effect of taxable temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are (in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$394,615	$303,243
Inventory	8,228	5,105
Alternative minimum tax credit carryforwards	6,823	5,834
Accrued liabilities	39,514	8,597
Intangibles	—	4,140
Foreign tax credit carryforwards	73,374	—
Capital loss carryforwards	3,126	3,126
Other	31,800	18,605

Subtotal	557,480	348,650
Valuation allowances	(30,863)	(46,996)

Total deferred tax assets	526,617	301,654

Deferred tax liabilities:
Property, plant and equipment	(586,493)	(351,769)
Basis difference in the Partnership	(47,461)	—
Intangibles	(82,421)	—
Other	(35,032)	(4,338)

Total deferred tax liabilities	(751,407)	(356,107)

Net deferred tax liabilities	$(224,790)	$(54,453)

Tax balances are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2007	2006

Current deferred income tax assets	$41,648	$20,129
Intangibles and other asset	22,536	7,085
Accrued liabilities	(7,076)	(5,145)
Deferred income tax liabilities	(281,898)	(76,522)

Net deferred tax liabilities	$(224,790)	$(54,453)

At December 31, 2007, we had U.S. federal net operating loss carryforwards and capital loss carryforwards of approximately $988.8 million and $8.9 million, respectively, that are available to offset future taxable income. If not used, the carryforwards will begin to expire in 2019 and 2009, respectively. We also had approximately $104.0 million of net operating loss carryforwards in certain foreign jurisdictions, of which approximately $26.1 million have no expiration date, $67.3 million are subject to expiration from 2008 to 2012, and the remainder expires in future years through 2020. Foreign tax credit carryforwards of $73.4 million and alternative minimum tax credit carryforwards of $6.8 million are available to offset future payments of

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. federal income tax. The foreign tax credits will expire in varying amounts beginning in 2013, whereas the alternative minimum tax credits may be carried forward indefinitely under current U.S. tax law.

As a result of the merger between Hanover and Universal, we have changed our position with respect to foreign taxes by treating foreign taxes as credits rather than deductions. Foreign tax credits that are not utilized in the year they are generated can be carried forward for 10 years offsetting payments of U.S. federal income taxes on a dollar-for-dollar basis. We believe that we will generate sufficient taxable income in the future from our operating activities as well as from the transfer of U.S. contract operations customer contracts and assets to the Partnership that will cause us to use our net operating loss carryforwards earlier than we had expected prior to the merger. After the utilization of our net operating carryforwards, we expect that we will be able to utilize our foreign tax credits within the 10-year carryforward period. In addition, we intend to amend our 2005 and 2006 U.S. federal income tax returns to make an election to credit foreign taxes that were previously deducted. The amendments will result in a $29.5 million benefit for foreign tax credits generated prior to the merger that has been recorded as a purchase accounting adjustment. If we do not meet our expectations with respect to taxable income generated by our operating activities and the transfer of assets to the Partnership, we may not realize the full benefit from our foreign tax credits which would require us to record a valuation allowance in our tax provision in future years.

Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, utilization of loss carryforwards and credit carryforwards, such as foreign tax credits, will be subject to annual limitations due to the ownership changes of both Hanover and Universal. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The merger resulted in such an ownership change for both Hanover and Universal. Our ability to utilize loss carryforwards and credit carryforwards against future U.S. federal taxable income and future U.S. federal income tax may be limited. The limitations may cause us to pay U.S. federal income taxes earlier; however, we do not currently expect that any loss carryforwards or credit carryforwards will expire as a result of these limitations.

We record valuation allowances when it is more likely than not that some portion or all of our deferred tax assets (e.g., net operating loss carryforwards, capital loss carryforwards, foreign tax credits, etc.) will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions in the future. We believe the transfer of U.S. contract operations customer contracts and assets to the Partnership will generate sufficient capital gains in the future that will allow us to use all of our capital loss carryforwards. The benefit of reversing a $3.1 million valuation allowance related to the capital loss carryforwards was recorded as a purchase accounting adjustment.

We have not provided U.S. federal income taxes on indefinitely (or permanently) reinvested cumulative earnings of approximately $553.7 million generated by our foreign subsidiaries. Such earnings are from ongoing operations which will be used to fund growth in the foreign subsidiaries’ countries as well as future international expansion. In the event of a distribution of those earnings in the form of dividends, we may be subject to both foreign withholding taxes and U.S. federal income taxes net of allowable foreign tax credits.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007, which resulted in a reduction to stockholders’ equity of $3.7 million. Together with a $12.7 million tax reserve balance at December 31, 2006, on the date of adoption, we had $16.4 million of unrecognized tax benefits. Included in the components of unrecognized tax benefits was $3.8 million of accrued interest and penalties.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is shown below (in thousands):

Year Ended
December 31, 2007

Balance at December 31, 2006	$11,182
Adoption of FIN 48	1,470

Balance at January 1, 2007	12,652
Additions based on tax positions related to the current year	1,443
Additions based on tax positions related to prior years	2,700
Additions due to acquisition	920
Reductions due to a lapse of the applicable statute of limitations	(3,091)

Balance at December 31, 2007	$14,624

At December 31, 2007, we had $14.6 million of unrecognized tax benefits, $13.4 million of which, if recognized, would affect the effective tax rate. We also have recorded $5.4 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions as of December 31, 2007. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense.

The Company and its subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in numerous state and foreign jurisdictions. We are subject to U.S. federal income tax examinations for tax years beginning in 1997 and the Internal Revenue Service has yet to commence an examination of the Company’s U.S. federal income tax returns for such tax years.

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective returns. However, the state impact of any U.S. federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We do not have any state audits currently underway that would have a material impact on the Company’s financial position or results of operations.

We are subject to examination by taxing authorities throughout the world, including such major foreign jurisdictions as Argentina, Brazil, Canada, Italy, Mexico, and Venezuela. With few exceptions, the Company and its subsidiaries are no longer subject to foreign income tax examinations for tax years before 2001. Several foreign audits are currently in progress and we do not expect any tax adjustments that would have a material impact on the Company’s financial position or results of operations.

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2008. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could be materially different from these estimates.

13.	Accounting for Derivatives

We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes. Cash flows from hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we received fixed payments and made floating payments, resulted in the conversion of the hedged obligation into floating rate debt. As a result of the repayment of the 8.625% Senior Notes in August 2007, we terminated these interest rate swaps which resulted in a charge to interest expense of $7.0 million.

As a result of the merger we assumed ten interest rate swaps with a total notional amount of $585.0 million as of December 31, 2007 that we designated as cash flow hedges to hedge the risk of variability of LIBOR based interest rate payments related to variable rate debt.

In September 2007, we entered into three interest rate swaps that we designated as cash flow hedges to hedge the risk of variability of LIBOR interest rate payments related to variable rate. The three swap agreements have notional amounts of $150.9 million, $224.2 million and $150.0 million, respectively.

The following table summarizes, by individual hedge instrument, our interest rate swaps as of December 31, 2007 (dollars in thousands):

					Fair Value of
		Floating Rate to be	Notional		Swap at
Fixed Rate to be Paid	Maturity Date	Received	Amount		December 31, 2007

4.035%	March 31, 2010	Three Month LIBOR	$56,250	(1)	$(186)
4.007%	March 31, 2010	Three Month LIBOR	$56,250	(1)	$(167)
3.990%	March 31, 2010	Three Month LIBOR	$56,250	(1)	$(155)
4.037%	March 31, 2010	Three Month LIBOR	$56,250	(1)	$(188)
4.675%	August 20, 2012	One Month LIBOR	$150,941	(2)	$(4,142)
4.744%	July 20, 2012	One Month LIBOR	$224,150	(2)	$(7,040)
4.668%	July 20, 2012	One Month LIBOR	$150,000	(2)	$(3,891)
5.210%	January 20, 2013	One Month LIBOR	$60,809	(2)	$(2,180)
4.450%	September 20, 2019	One Month LIBOR	$42,727	(2)	$(201)
5.020%	September 20, 2019	One Month LIBOR	$51,373	(2)	$(1,879)
5.275%	December 1, 2011	Three Month LIBOR	$125,000		$(5,893)
5.343%	October 20, 2011	Three Month LIBOR	$40,000		$(2,045)
5.315%	October 20, 2011	Three Month LIBOR	$40,000		$(2,002)

(1)	These swaps amortize ratably over the life of the swap.

(2)	Certain of these swaps amortize while the notional amount of others increase in corresponding amounts to maintain a consistent outstanding notional amount of $680 million.

All of the swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) so that any changes in their fair values are recognized as a component of comprehensive income or loss and are included in accumulated other comprehensive income or loss. These swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine if the swap agreements are still effective and to calculate any ineffectiveness because the terms of the hedged item and the swap do not exactly coincide. For the year ended December 31, 2007, we recorded approximately $1.0 million of interest expense due to the ineffectiveness related to these swaps.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The counterparties to our interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

14.	Common Stockholders’ Equity

Upon the closing of the merger, we had an aggregate of 300,000,000 shares authorized, of which 250,000,000 can be issued as common stock and 50,000,000 can be issued as preferred stock. All shares have a par value of $0.01 per share.

On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. Under the stock repurchase program, we may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We may also implement all or part of the repurchases under a Rule 10b5-1 trading plan, so as to provide the flexibility to extend our share repurchases beyond the quarterly purchasing window. The timing and extent to which we repurchase shares will depend upon market conditions and other corporate considerations, and will be in management’s discretion. Repurchases under the program may commence or be suspended at any time without prior notice. The stock repurchase program may be funded through cash provided by operating activities or borrowings. During the period August 20, 2007 through December 31, 2007, we repurchased 1,258,400 shares of our common stock at an aggregate cost of approximately $100.0 million.

In connection with the merger, all of Hanover’s treasury stock that existed on the date of the merger was retired.

On August 15, 2005, we completed a public offering of 4,275,175 shares of Hanover common stock for approximately $179.1 million of net proceeds to Hanover. Of the 4,275,175 shares of common stock sold by Hanover, 557,631 shares of Hanover common stock were sold pursuant to the underwriters’ over-allotment option.

15.	Stock — Based Compensation and Awards

The following table presents the stock-based compensation expense included in our results of operations (in thousands):

	Year Ended December 31,
	2007	2006	2005

Stock options, unit options, and phantom units	$1,819	$1,734	$—
Restricted stock	21,090	8,039	5,676
Unit appreciation rights	248	—	—
Employee stock purchase plan	154	—	—

Total stock-based compensation expense	$23,311	$9,773	$5,676

Upon the closing of the merger, each share of restricted stock issued by Hanover and each Hanover stock option was converted into Exterran restricted stock and stock options, respectively, based on the applicable exchange ratio, and each Hanover stock option and each share of restricted stock or restricted stock unit of Hanover granted prior to the date of the merger agreement and outstanding as of the effective time of the merger vested in full. As a result of the merger, we included $11.7 million within our stock-based compensation expense for the year ended December 31, 2007 related to the accelerated vesting of Hanover’s restricted stock and stock options. There was no stock-based compensation cost capitalized during the years ended December 31, 2007, 2006 and 2005.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Incentive Plan

On August 20, 2007, we adopted the Exterran Holdings, Inc. 2007 Stock Incentive Plan (the “2007 Plan”), which was previously approved by each of the stockholders of Hanover and Universal and provides for the granting of stock-based awards in the form of options, restricted stock, restricted stock units, stock appreciation rights and performance awards to our employees and directors. Under the 2007 Plan, the aggregate number of shares of common stock that may be issued shall not exceed 4,750,000. Grants of options and stock appreciation rights count as one share against the aggregate share limit and grants of restricted stock and restricted stock units count as two shares against the aggregate share limit. Awards granted under the 2007 Plan that are subsequently cancelled, terminated or forfeited remain available for future grant. Grants under the plan expire no later than seven years from the date of grant. The 2007 Plan is administered by the Compensation Committee of our board of directors (“Compensation Committee”).

Stock Options

Under the 2007 Plan, stock options are granted at fair market value at the date of grant, are exercisable in accordance with the vesting schedule established by the Compensation Committee in its sole discretion and expire no later than seven years after the date of grant. Options generally vest 33 1/3% on each of the first three anniversaries of the grant date.

The weighted average fair values at date of grant for options granted during the years ended December 31, 2007 and 2005 were $23.92 and $15.63, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005

Expected life in years	4.5	—	7.0
Risk-free interest rate	4.27%	—	4.0%
Volatility	27.18%	—	32.0%
Dividend yield	0.0%	—	0.0%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for a period commensurate with the estimated expected life of the stock options. Expected volatility is based on the historical volatility of our stock over the most recent period commensurate with the expected life of the stock options and other factors. We have not historically paid a dividend and do not expect to pay a dividend during the expected life of the stock options.

At the time of the merger, each outstanding stock option granted prior to the date of the merger agreement under the Hanover equity incentive plans, whether vested or unvested, was fully vested. Stock options granted under the Hanover equity incentive plans outstanding on the merger date were converted into an option to acquire a number of shares of Exterran common stock equal to the number of shares of Hanover common stock subject to that stock option immediately before the merger multiplied by 0.325, and at a price per share of Exterran common stock equal to the price per share under that Hanover option divided by 0.325. Similarly, each outstanding stock option granted prior to the date of the merger agreement under the Universal equity incentive plans (other than options to purchase Universal common stock under the Universal employee stock purchase plan), whether vested or unvested, was fully vested at the time of the merger. Stock options granted under the Universal equity incentive plans outstanding on the merger date were converted into an option to acquire the same number of shares of Exterran common stock at the same price per share.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents stock option activity for the year ended December 31, 2007 (in thousands, except per share data and remaining life in years).

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life	Value

Options outstanding, December 31, 2006	767	$36.95
Options assumed in merger	1,789	33.20
Granted	70	77.19
Exercised	(821)	33.46
Cancelled	(7)	37.72

Options outstanding, December 31, 2007	1,798	$36.37	5.6	$81,560

Options exercisable, December 31, 2007	1,622	$32.08	5.3	$80,627

Intrinsic value is the difference between the market value of our stock and exercise price of each option multiplied by the number of options outstanding. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $36.1 million, $4.2 million, and $13.9 million, respectively. As of December 31, 2007, $4.3 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over the weighted-average period of 2.5 years.

Restricted Stock and Stock Settled Restricted Stock Units

For grants of restricted stock and stock-settled restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the date of grant. Common stock subject to restricted stock grants generally vests 33 1/3% on each of the first three anniversaries of the grant date.

The following table presents restricted stock and stock-settled restricted stock units activity for the year ended December 31, 2007 (shares in thousands). The number of non-vested restricted shares and grant-date fair value has been adjusted to reflect the exchange ratio in the merger.

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share

Non-vested restricted stock, December 31, 2006	633	$43.96
Restricted stock assumed in merger	95	75.00
Granted	241	69.81
Vested	(614)	44.41
Change in expected vesting of performance shares	(16)	35.05
Cancelled	(40)	63.91

Non-vested restricted stock, December 31, 2007	299	$71.52

The total grant date fair value of restricted stock that vested during the years ended December 31, 2007, 2006, and 2005 were $27.2 million, $4.6 million and $3.7 million, respectively. As of December 31, 2007, $17.1 million of unrecognized compensation cost related to non-vested restricted stock is expected to be recognized over the weighted-average period of 2.4 years.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

On August 20, 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of their salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter or the last trading day of the quarter, whichever is lower. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. A total of 650,000 shares of our common stock have been authorized and reserved for issuance under the ESPP. At December 31, 2007, all shares remained available for purchase under the ESPP. Under SFAS No. 123R, our ESPP plan is compensatory, and as a result, we record an expense on our consolidated statements of operations related to our ESPP.

Directors’ Stock and Deferral Plan

On August 20, 2007, we adopted the Exterran Holdings, Inc. Directors’ Stock and Deferral Plan. The purpose of the Directors’ Stock and Deferral Plan is to provide non-employee directors of the board of directors with an opportunity to elect to receive our common stock as payment for a portion or all of their retainer and meeting fees. The number of shares to be paid each quarter will be determined by dividing the dollar amount of fees elected to be paid in common stock by the closing sales price per share of the common stock on the last day of the quarter. In addition, directors who elect to receive a portion or all of their fees in the form of common stock may also elect to defer, until a later date, the receipt of a portion or all of their fees to be received in common stock. We have reserved 100,000 shares under the Directors’ Stock and Deferral Plan, and as of December 31, 2007, all shares remain available to be issued under the plan.

Unit Appreciation Rights

As a result of the merger, we assumed approximately 0.3 million outstanding unit appreciation rights (“UARs”). These UARs entitle the holder to receive a payment from us in cash equal to the excess of the fair market value of a common unit of the Partnership on the date of exercise over the exercise price. These UARs vest on January 1, 2009 and expire on December 31, 2009.

Because the holders of the UARs will receive a cash payment from us, these awards have been recorded as a liability, and we are required to remeasure the fair value of these awards at each reporting date under the guidance of SFAS No. 123R. At December 31, 2007, the fair value of each UAR was $6.36 and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

December 31, 2007

Expected life in years	1.61
Risk-free interest rate	3.45%
Volatility	24.1%
Dividend yield	5.00%

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

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the outstanding UARs had an aggregate intrinsic value of $2.0 million and no UARs were exercisable. As of December 31, 2007, $1.0 million of unrecognized compensation cost related to non-vested UARs is expected to be recognized over the weighted-average period of one year.

Partnership Long-Term Incentive Plan

The Partnership has a long-term incentive plan that was adopted by Exterran GP LLC, the general partner of its general partner, in October 2006, for its employees, directors and affiliates who perform services for them. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,035,378 common units, common unit options, restricted units and phantom units. The long-term incentive plan is administered by the board of directors of Exterran GP LLC or a committee thereof (the “Plan Administrator”).

Unit options will have an exercise price that is not less than the fair market value of the units on the date of grant and will become exercisable over a period determined by the Plan Administrator. Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the Plan Administrator, cash equal to the fair value of a common unit.

During the period from June 22, 2006 through December 31, 2006 the Partnership granted 593,572 unit options to certain employees of Universal Compression Holdings. The unit options vest on January 1, 2009 and have a contractual life of three years. No unit options vested during the year ended December 31, 2007.

The weighted average fair value of each unit option was $1.62 on the date granted and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Expected life in years	2.63
Risk-free interest rate	4.72%
Volatility	14.71%
Dividend yield	5.95%

The expected life represents the period of time the unit options are expected to be outstanding prior to exercise and is based on the simplified model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the remeasurement for a period commensurate with the estimated expected life of the unit options. Expected volatility is based on the historical volatility of comparable partnerships’ units over the most recent period commensurate with the expected life of the unit options and other factors. The dividend yield is the expected dividend rate that will be paid out on the underlying units during the expected term of the options. Under SFAS No. 123R, the Partnership is required to record compensation cost from unit-based compensation utilizing an estimated forfeiture rate. Historical data related to forfeitures experienced by Universal Compression Holdings was used to estimate forfeiture rates.

The following table presents unit option activity for the year ended December 31, 2007 (remaining life in years, intrinsic value in thousands):

		Weighted	Weighted
		Average	Average
	Unit	Exercise	Remaining	Aggregate
	Options	Price	Life	Intrinsic Value

Unit options outstanding, December 31, 2006	593,572	$23.76
Granted	—	—

Unit options outstanding, December 31, 2007	593,572	$23.76	2.0	$4,889

As of December 31, 2007, no unit options were exercisable.

Intrinsic value is the difference between the market value of the units and the exercise price of each unit option multiplied by the number of unit options outstanding. As of December 31, 2007, $0.4 million of

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized compensation cost related to non-vested unit options is expected to be recognized over the weighted-average period of one year.

During the year ended December 31, 2007 the Partnership granted 3,825 phantom units to directors of Exterran GP LLC, which settle on January 1, 2010 and have a contractual life of 2.2 years. No phantom units vested during the year ended December 31, 2007.

		Weighted
		Average
		Grant-Date
	Phantom	Fair Value
	Units	Per Unit

Phantom units outstanding, December 31, 2006	5,607	$22.12
Granted	3,825	31.37

Phantom units outstanding, December 31, 2007	9,432	$25.87

As of December 31, 2007, $0.2 million of unrecognized compensation cost related to non-vested phantom units is expected to be recognized over the weighted-average period of 1.4 years.

16.	Retirement Benefit Plan

Our 401(k) retirement plan provides for optional employee contributions up to the IRS limitation and discretionary employer matching contributions. We recorded matching contributions of $4.7 million, $3.4 million and $2.9 million during the years ended December 31, 2007, 2006 and 2005, respectively.

17.	Related Party Transaction

On August 20, 2007, Mr. Ernie L. Danner, a non-employee director, entered into a consulting agreement with us pursuant to which we engaged Mr. Danner, on a month-to-month basis, to provide consulting services. In consideration of the services rendered, we paid Mr. Danner a consulting fee of approximately $29,500 per month and reimbursed Mr. Danner for expenses incurred on our behalf. The consulting agreement terminated in February 2008.

18.	Commitments and Contingencies

Rent expense for 2007, 2006 and 2005 was approximately $13.7 million, $7.7 million, and $6.3 million, respectively. Commitments for future minimum rental payments with terms in excess of one year at December 31, 2007 are: 2008 — $9.5 million; 2009 — $5.5 million; 2010 — $4.5 million; 2011 — $3.8 million; 2012 — $3.6 million and $21.5 million thereafter.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	December 31, 2007

Indebtedness of non-consolidated affiliates:
El Furrial(1)	2013	$24,013
Other:
Performance guarantees through letters of credit(2)	2008 – 2012	338,286
Standby letters of credit	2008 – 2010	17,775
Commercial letters of credit	2008	4,779
Bid bonds and performance bonds(2)	2008 – 2012	138,693

Maximum potential undiscounted payments		$523,546

(1)	We have guaranteed the amounts included above, which is a percentage of the total debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate.

(2)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.

As part of our acquisition of Production Operators Corporation in 2001, we may be required to make contingent payments of up to $46 million to Schlumberger dependent on the realization by us of certain U.S. federal tax benefits through the year 2016. To date, we have not realized any such benefits that would require a payment to Schlumberger and do not anticipate realizing any such benefits that would require a payment before the year 2013.

In January 2007, Universal acquired B.T.I. Holdings Pte Ltd (“B.T.I.”) and its wholly-owned subsidiary B.T. Engineering Pte Ltd, a Singapore based fabricator of oil and natural gas, petrochemical, marine and offshore equipment, including pressure vessels, floating, production, storage and offloading process modules, terminal buoys, turrets, natural gas compression units and related equipment. We may be required to pay in the future up to $20 million based on earnings of B.T.I. over the two years ended March 31, 2009.

The natural gas service operations business can be hazardous, involving unforeseen circumstances such as uncontrollable flows of natural gas or well fluids and fires or explosions. As is customary in the natural gas service operations industry, we review our safety equipment and procedures and carry insurance against some, but not all, risks of our business. Our insurance coverage includes property damage, general liability and commercial automobile liability and other coverage we feel is appropriate. We are not fully insured on all of our offshore assets. We believe that our insurance coverage is customary for the industry and adequate for our business, however, losses and liabilities not covered by insurance would increase our costs.

Additionally, we are substantially self-insured for worker’s compensation and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to the deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages.

We are involved in a project in the Cawthorne Channel in Nigeria (the “Cawthorne Channel Project”), in which Global Gas and Refining Ltd., a Nigerian entity (“Global”), has contracted with an affiliate of Royal Dutch Shell plc (“Shell”) to process natural gas from some of Shell’s Nigerian oil and natural gas fields. Pursuant to a contract between us and Global, we provide natural gas compression and natural gas processing services from a barge-mounted facility we own that is stationed in a Nigerian coastal waterway. We completed

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the building of the required barge-mounted facility and our portion of the project was declared commercial by Global in November 2005. The contract runs for a ten-year period which commenced when the project was declared commercial, subject to a purchase option by Global, which is exercisable for the remainder of the term of the contract. Under the terms of a series of contracts between us, Global, Shell and several other counterparties, Global is primarily responsible for the overall project.

The area in Nigeria where the Cawthorne Channel Project is located has experienced civil unrest and violence, and natural gas delivery from Shell to the Cawthorne Channel Project was stopped from June 2006 to June 2007. As a result, the Cawthorne Channel Project did not operate from early June 2006 to June 2007. From July 2007 through the end of 2007, we received some natural gas from Shell and we have been processing the natural gas received.

During the year ended December 31, 2007, we received approximately $4.5 million in payments, which we applied against outstanding receivables. Even though we believe we are entitled to payments from Global and have accordingly invoiced Global for such, collectibility is not reasonably assured due to uncertainty regarding when the Cawthorne Channel Project will receive natural gas from Shell and due to Global’s dependence on natural gas production by the Cawthorne Channel Project to pay us. Therefore, we billed but did not recognize revenue of approximately $16.8 million related to the Cawthorne Channel Project during the year ended December 31, 2007. Based on our analysis of estimated future cash flows, we believe we will recover all of our receivables and our full investment in the Cawthorne Channel Project over the term of the contract.

However, if Shell does not provide natural gas to the project or if Shell were to terminate its contract with Global for any reason or if we were to terminate our involvement in the Cawthorne Channel Project, we would be required to find an alternative use for the barge facility, which could potentially result in an impairment and write-down of our investment and receivables related to this project and could have a material impact on our consolidated financial position or results of operation. Additionally, due to the environment in Nigeria and Global’s capitalization level, inexperience with projects of a similar nature and lack of a successful track record with respect to this project as well as other factors, there is no assurance that Global can satisfy its obligations under its various contracts, including its contract with us.

This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks could adversely impact any of our operations in Nigeria, and could affect the timing and decrease the amount of revenue we may ultimately realize from our investments in Nigeria. At December 31, 2007, we had net assets of approximately $76 million related to projects in Nigeria, a majority of which are related to our capital investment and advances/accounts receivable for the Cawthorne Channel Project.

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

19.	Fleet Impairment

Following completion of the merger between Hanover and Universal, Exterran’s management reviewed the compression fleet assets used in our North America Contract Operations segment that existed at the merger

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date. Management reviewed our fleet for units that would not be of the type, configuration, make or model that we would want to continue to offer due to the cost to refurbish the equipment, the incremental costs of maintaining more types of equipment and the increased financial flexibility of the new company to build new units in the configuration currently in demand by our customers. Prior to the merger, we had planned to rebuild or reconfigure these units over time to make them into the configurations currently in demand by customers.

We performed a cash flow analysis of the expected proceeds from the disposition to determine the fair value for the fleet assets we will no longer utilize in our operations. The net book value of these assets, which were owned by Hanover prior to the merger, exceeded the fair value by $61.9 million, and was recorded as a long-lived asset impairment in the third quarter of 2007. The impairment is recorded in fleet impairment expense in the Consolidated Statements of Operations. Our plan to dispose of the identified fleet assets did not meet the criteria to be classified as assets held for sale under SFAS No. 144. No impairment charge was recorded on units previously owned by Universal as the intended use/disposition was considered as part of fair value of these units in the allocation of the purchase price.

20.	Recent Accounting Pronouncements

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

In June 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” that concludes that the presentation of taxes within EITF 06-3’s scope is an accounting policy decision that should be disclosed. If the taxes are reported on a gross basis, companies are required to disclose the amounts of those taxes if such amounts are deemed significant. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2006. We present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 did not impact our consolidated financial statements.

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

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(accumulated deficit). The adoption of FIN 48 on January 1, 2007 resulted in a reduction to stockholders’ equity of $3.7 million.

On the date of our adoption of FIN 48, we had $16.4 million of unrecognized tax benefits which included a $12.7 million tax reserve balance at December 31, 2006. Included in the components of unrecognized tax benefits were $1.1 million of accrued interest and $2.7 million of accrued penalties. Our policy is to classify interest and penalties in our provision for income taxes in our consolidated statements of operations. We did not change our policy on the classification of interest and penalties in conjunction with our adoption of FIN 48.

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2008. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could be materially different from these estimates. See Note 12 to the financial statements for additional disclosures related to FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a single definition of fair value, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; however, in February 2008, the FASB issued a FASB Staff Position that defers the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value on at least an annual basis. We adopted the required provisions that were not deferred of SFAS No. 157 on January 1, 2008 and the adoption of SFAS No. 157 did not have a material impact on our consolidated results of operations, cash flows or financial position. We do not expect the adoption of the deferred provisions of SFAS No. 157 will have a material impact on our consolidated results of operations, cash flows or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provided entities the one-time election to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS No. 159 is effective for financial statements as of the beginning of the first fiscal year that begins after November 15, 2007. Its provision may be applied to an earlier period only if the following conditions are met: (1) the decision to adopt is made after the issuance of SFAS No. 159 but within 120 days after the first day of the fiscal year of adoption, and no financial statements, including footnotes, for any interim period of the adoption year have yet been issued and (2) the requirements of SFAS No. 157 are adopted concurrently with or prior to the adoption of SFAS No. 159. We adopted SFAS No. 159 on January 1, 2008 and the adoption of SFAS No. 159 did not impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact that the adoption of SFAS No. 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.

21.	Industry Segments and Geographic Information

We manage our business segments primarily based upon the type of product or service provided. We have four principal industry segments: North America Contract Operations, International Contract Operations, Aftermarket Services and Fabrication. The North America and International Contract Operations segments primarily provide natural gas compression services, production and processing equipment services and maintenance services to meet specific customer requirements on Exterran-owned assets. The Aftermarket Services segment provides a full range of services to support the surface production and processing needs of customers, from parts sales and normal maintenance services to full operation of a customer’s owned assets. The Fabrication segment involves the design, engineering, installation, fabrication and sale of (i) natural gas compression units and accessories, production and processing equipment to meet standard or unique customer specifications and (ii) equipment used in the production, treating and processing of crude oil and natural gas. Our fabrication segment also provides engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the construction of tank farms and the construction of evaporators and brine heaters for desalination plants.

Subsequent to the merger between Hanover and Universal, we evaluated our management process for analyzing the performance of our operations. We have changed our segment reporting in accordance with U.S. generally accepted accounting principles in order to enable investors to view our operations in a manner similar to the way management does. Our Fabrication segment previously reported three product lines: Compressor and Accessory Fabrication, Production and Processing Fabrication — Surface Equipment and Production and Processing Fabrication — Belleli. We also renamed three of our segments as follows: U.S. Rentals is now referred to as North America Contract Operations; International Rentals is now referred to as International Contract Operations; and Parts, Service and Used Equipment is now referred to as Aftermarket Services. North America Contract Operations includes U.S. and Canada contract operations. The changes in our reportable segments, including the reclassification on the consolidated statements of operations of the related revenues and costs of sales (excluding depreciation and amortization), have been made to all periods presented within this Annual Report on Form 10-K.

We evaluate the performance of our segments based on segment gross margin. Revenues include only sales to external customers. We do not include intersegment sales when we evaluate the performance of our segments. Our chief executive officer does not review asset information by segment.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No individual customer accounted for more than 10% of our consolidated revenues during any of the periods presented. The following tables present sales and other financial information by industry segment, a reconciliation of our revenues and geographic data for the years ended December 31, 2007, 2006 and 2005. The results below for the year ended December 31, 2007 include 134 days of Universal’s operations from the merger date of August 20, 2007 through December 31, 2007.

	North America	International			Reportable
	Contract	Contract	Aftermarket		Segments
	Operations	Operations	Services	Fabrication	Total	Other(1)	Consolidated
		(In thousands of dollars)

2007
Revenue from external customers	$551,140	$336,807	$274,489	$1,378,049	$2,540,485	$—	$2,540,485
Gross Margin(2)	318,902	209,946	59,992	233,469	822,309	—	822,309
Total assets	3,647,354	1,221,118	173,016	649,342	5,690,830	1,172,693	6,863,523
Capital expenditures	193,817	128,778	—	22,902	345,497	6,693	352,190
2006
Revenue from external customers	$384,292	$263,228	$179,043	$766,758	$1,593,321	$—	$1,593,321
Gross margin(2)	227,738	166,597	39,410	113,039	546,784	—	546,784
Total assets	1,358,018	637,723	162,688	324,075	2,482,504	588,385	3,070,889
Capital expenditures	138,686	87,641	—	17,529	243,856	2,727	246,583
2005
Revenue from external customers	$351,128	$232,587	$152,456	$568,140	$1,304,311	$—	$1,304,311
Gross margin(2)	208,471	156,075	37,921	62,192	464,659	—	464,659
Total assets	1,415,879	669,421	63,909	224,352	2,373,561	489,435	2,862,996
Capital expenditures	61,370	87,858	—	4,700	153,928	1,218	155,146

Geographic Data

	U.S.	Venezuela	Other	Consolidated
		(In thousands of dollars)

2007
Revenues from external customers	$1,250,048	$125,181	$1,165,256	$2,540,485
Property, plant and equipment, net	$2,443,663	$215,685	$874,157	$3,533,505
2006
Revenues from external customers	$882,245	$111,771	$599,305	$1,593,321
Property, plant and equipment, net	$1,250,656	$190,514	$422,282	$1,863,452
2005
Revenues from external customers	$674,298	$106,282	$523,731	$1,304,311
Property, plant and equipment, net	$1,261,513	$192,889	$368,698	$1,823,100

(1)	Includes investments in non-consolidated affiliates and other corporate related items.

(2)	Gross Margin, a non-GAAP financial measure, is reconciled to net income (loss) below.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles net income (loss) to gross margin (in thousands):

	Years Ended December 31,
	2007	2006	2005

Net income (loss)	$34,569	$86,523	$(38,017)
Selling, general and administrative	265,057	197,282	176,831
Merger and integration expenses	46,723	—	—
Depreciation and amortization	252,716	175,927	172,649
Fleet impairment	61,945	—	—
Interest expense	130,092	123,496	146,959
Debt extinguishment costs	70,150	5,902	7,318
Equity in (income) loss of non-consolidated affiliates	(12,498)	(19,430)	(21,466)
Other (income) expense, net	(44,646)	(50,897)	(8,198)
Provision (benefit) for income taxes	11,894	28,782	27,714
Minority interest, net of tax	6,307	—	—
(Income) loss from discontinued operations, net of tax	—	(368)	756
(Gain) loss from sale of discontinued operations, net of tax	—	(63)	113
Cumulative effect of accounting change, net of tax	—	(370)	—

Gross margin	$822,309	$546,784	$464,659

22.	Subsequent Event

In January 2008, we acquired GLR Solutions LTD. (“GLR”), a Canadian based provider of water treatment products for the upstream petroleum and other industries, for $24.9 million in cash subject to certain working capital adjustments to be determined. Total consideration will also include a contingent obligation of up to $22 million (Canadian), which is based on the performance of GLR over the three years ending December 31, 2010.

EXTERRAN HOLDINGS, INC.
SELECTED QUARTERLY UNAUDITED FINANCIAL DATA

In the opinion of management, the summarized quarterly financial data below (in thousands, except per share amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly over financial position and the results of operations for the respective periods:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

2007(1):
Revenue from external customers	$447,978	$494,529	$744,602	$853,376
Gross profit(2)	107,375	115,312	97,596	208,927
Net income (loss)	25,402	26,063	(75,391)	58,495
Income (loss) per common share:
Basic	$0.76	$0.76	$(1.55)	$0.90
Diluted	$0.71	$0.71	$(1.55)	$0.87
2006(3):
Revenue from external customers	$332,806	$386,566	$412,505	$461,444
Gross profit(2)	80,508	93,505	97,076	107,868
Income before cumulative effect of accounting changes	22,049	21,704	12,279	30,121
Net income	22,419	21,704	12,279	30,121
Income per common share and income per common share before cumulative effect of accounting changes:
Basic	$0.68	$0.65	$0.37	$0.91
Diluted	$0.68	$0.65	$0.37	$0.84

(1)	During the fourth quarter of 2007, we recorded $9.3 million for merger and integration expenses. During the third quarter of 2007, we recorded $34.0 million for merger and integration expenses, $77 million in refinancing charges, $61.9 million for fleet asset impairment charges and $6.7 million for impairment of an investment in a non-consolidated affiliate.

(2)	Gross profit is defined as revenue less cost of sales and direct depreciation and amortization expense.

(3)	In the first quarter of 2006, we recorded a $5.9 million charge for debt extinguishment costs and a $28.4 million pre-tax gain on the sale of our U.S. amine treating business. In the second quarter of 2006, we recorded an $8.0 million pre-tax gain on the sale of our fabrication facilities in Canada. In the fourth quarter of 2006, we recorded a benefit for the reversal of $10.2 million of the valuation allowance on our net deferred tax assets in the U.S.

SCHEDULE II
EXTERRAN HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to					Balance at
	Beginning	Costs and	Charged to				End of
Description	of Period	Expenses	Other Accounts		Deductions		Period
	(In thousands)

Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
2007	$4,938	$2,650	$5,063	(4)	$1,805	(1)	$10,846
2006	4,751	2,465	—		2,278	(1)	4,938
2005	7,573	1,955	—		4,777	(1)	4,751
Allowance for obsolete and slow moving inventory deducted from inventories in the balance sheet
2007	$11,912	$1,672	$11,003	(4)	$3,115	(2)	$21,472
2006	11,797	2,293	—		2,178	(2)	11,912
2005	11,699	148	—		50	(2)	11,797
Allowance for deferred tax assets not expected to be realized
2007	$46,996	$5,243	$1,173	(4)	$22,549	(3)	$30,863
2006	75,420	13,061	—		41,485	(3)	46,996
2005	65,441	13,015	—		3,036	(3)	75,420

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Obsolete inventory written off at cost, net of value received.

(3)	Reflects expected realization of deferred tax assets.

(4)	Amount represents increase in allowances related to the purchase price allocations for the Universal merger.

S-1

EXHIBIT INDEX

Exhibit		Description

2	.1**	Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed August 20, 2007
2.2		Amendment No. 1, dated as of June 25, 2007, to Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Exterran Holdings, Inc. (formerly Iliad Holdings, Inc.), Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed August 20, 2007
2.3		Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC, UCLP Leasing LLC and Universal Compression Partners, L.P., incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed July 11, 2007
3.1		Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 20, 2007
3.2		Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed August 20, 2007
4.1		First Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and Wilmington Trust Company, as Trustee, for the 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 10.14 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
4.2		Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10	.1†	Exterran Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10	.2†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.3		Senior Secured Credit Agreement, dated August 20, 2007, by and among Exterran Holdings, Inc., as the U.S. Borrower and a Canadian Guarantor, Exterran Canada, Limited Partnership, as the Canadian Borrower, Wachovia Bank, National Association, individually and as U.S. Administrative Agent, Wachovia Capital Finance Corporation (Canada), individually and as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., individually and as Syndication Agent; Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc. as the Joint Lead Arrangers and Joint Book Runners, Bank of America, N.A., Calyon New York Branch and Fortis Capital Corp., as the Documentation Agents, and each of the lenders parties thereto or which becomes a signatory thereto (the “Credit Agreement”), incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.4		U.S. Guaranty Agreement, dated as of August 20, 2007, made by Exterran, Inc., EI Leasing LLC, UCI MLP LP LLC, Exterran Energy Solutions, L.P. and each of the subsidiary guarantors that become a party thereto from time to time, as guarantors, in favor of Wachovia Bank, National Association, as the U.S. Administrative Agent for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.5		U.S. Pledge Agreement made by Exterran Holdings, Inc., Exterran, Inc., Exterran Energy Solutions, L.P., Hanover Compression General Holdings LLC, Hanover HL, LLC, Enterra Compression Investment Company, UCI MLP LP LLC, UCO General Partner, LP, UCI GP LP LLC, and UCO GP, LLC, and each of the subsidiaries that become a party thereto from time to time, as the Pledgors, in favor of Wachovia Bank, National Association, as U.S. Administrative Agent for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

Exhibit		Description

10.6		U.S. Collateral Agreement, dated as of August 20, 2007, made by Exterran Holdings, Inc., Exterran, Inc., Exterran Energy Solutions, L.P., EI Leasing LLC, UCI MLP LP LLC and each of the subsidiaries that become a party thereto from time to time, as grantors, in favor of Wachovia Bank, National Association, as U.S. Administrative Agent, for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.7		Canadian Collateral Agreement, dated as of August 20, 2007 made by Exterran Canada, Limited Partnership, together with any other significant Canadian subsidiary that executes a joinder agreement and becomes a party to the Credit Agreement, in favor of Wachovia Capital Finance Corporation (Canada), as Canadian Administrative Agent, for the Canadian Tranche Revolving Lenders under the Credit Agreement, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.8		Indenture, dated August 20, 2007, by and between Exterran ABS 2007 LLC, as Issuer, Exterran ABS Leasing 2007 LLC, as Exterran ABS Lessor, and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $1,000,000,000 asset-backed securitization facility consisting of $1,000,000,000 of Series 2007-1 Notes (the “Indenture”), incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.9		Series 2007-1 Supplement, dated as of August 20, 2007, to the Indenture, incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.10		Guaranty, dated as of August 20, 2007, issued by Exterran Holdings, Inc. for the benefit of Exterran ABS 2007 LLC as Issuer, Exterran ABS Leasing 2007 LLC, as Equipment Lessor and Wells Fargo Bank, National Association, , as Indenture Trustee, incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.11		Management Agreement, dated as of August 20, 2007, by and between Exterran, Inc., as Manager, Exterran ABS Leasing 2007 LLC as ABS Lessor and Exterran ABS 2007 LLC, as Issuer, incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.12		Intercreditor and Collateral Agency Agreement, dated as of August 20, 2007, by and among Exterran, Inc., in its individual capacity and as Manager, Exterran ABS 2007 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, various financial institutions as lenders thereto and JP Morgan Chase Bank, N.A., in its individual capacity and as Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.13		Intercreditor and Collateral Agency Agreement, dated as of August 20, 2007, by and among Exterran Energy Solutions, L.P., in its individual capacity and as Manager, Exterran ABS 2007 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, various financial institutions as lenders thereto and Wells Fargo Bank, National Association, in its individual capacity and as Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10	.14†	Exterran Holdings, Inc. Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10	.15†	Consulting Agreement between Exterran Holdings, Inc. and Ernie L. Danner, dated August 20, 2007, incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10	.16†	Exterran Holdings, Inc. 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2007
10	.17†	Form of Exterran Holdings, Inc. Change of Control Agreement, incorporated by reference to Exhibit 10.19 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10	.18†	Form of Amendment No. 1 to Hanover Compressor Company Change of Control Agreement, incorporated by reference to Exhibit 10.20 of Exterran the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.19		Office Lease Agreement by and between RFP Lincoln Greenspoint, LLC and Exterran Energy Solutions, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 30, 2007

Exhibit		Description

10.20		Omnibus Agreement, dated October 20, 2006, by and among Universal Compression Partners, L.P., UC Operating Partnership, L.P., UCO GP, LLC, UCO General Partner, LP, Universal Compression, Inc., Universal Compression Holdings, Inc. and UCLP OLP GP LLC, incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on October 26, 2006
10.21		First Amendment to Omnibus Agreement, dated July 9, 2007, by and among Universal Compression Partners, L.P., Universal Compression Holdings, Inc., Universal Compression, Inc., UCO GP, LLC, UCO General Partner, LP and UCLP Operating LLC, incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on July 11, 2007
10.22		First Amended and Restated Omnibus Agreement, dated as of August 20, 2007, by and among Exterran Holdings, Inc., Exterran, Inc., UCO GP, LLC, UCO General Partner, LP, Exterran Partners, L.P., EXLP Operating LLC and Exterran Energy Solutions, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended), incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2007
10	.23†	Amendment Number Two to Universal Compression Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on August 3, 2007
10	.24†	First Amendment to Universal Compression, Inc. 401(k) Retirement and Savings Plan, incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on August 3, 2007
10	.25†	Form of Amendment to Grant of Unit Appreciation Rights, incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on August 3, 2007
10	.26†	Form of Amendment to Incentive and Non-Qualified Stock Option Award Agreements of Ernie L. Danner, incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on August 3, 2007
10	.27†	Form of Unit Option Grant, incorporated by reference to Exhibit 10.4 to Amendment No. 3 to Exterran Partners, L.P.’s Registration Statement on Form S-1 filed October 4, 2006 (File No. 333-135351)
10	.28†	Form of Amendment to Unit Option Award Agreement, incorporated by reference to Exhibit 10.5 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on August 3, 2007
10	.29†*	Exterran Holdings, Inc. Deferred Compensation Plan
10	.30†*	Exterran Employees’ Supplemental Savings Plan
10	.31†*	Exterran Annual Performance Pay Plan
10	.32†*	Form of Non-Qualified Stock Option Award Notice
10	.33†*	Form of Restricted Stock Award Notice
10	.34†*	Form of Restricted Stock Unit Award Notice
10	.35†*	Form of Incentive Stock Option Award Notice
10	.36†*	Form of Grant of Unit Appreciation Rights

10	.37†	Letter dated March 15, 2001, with respect to certain retirement benefits to be provided to Stephen A. Snider, incorporated by reference to Exhibit 10.43 of Universal Compression Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001
21	.1*	List of Subsidiaries
23	.1*	Consent of Deloitte & Touche LLP
23	.2*	Consent of PricewaterhouseCoopers LLP
31	.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	The registrant hereby agrees to supplementally furnish the staff, on a confidential basis, a copy of any omitted schedule upon the staff’s request.