Form 10-K/A
period 2007-12-31
EXTERRAN HOLDINGS INC.
filed 2008-05-08
CIK 1389050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to           .
Commission file no. 001-33666
Exterran Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-3204509
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
16666 Northchase Drive, Houston, Texas 77060
(Address of principal executive offices, zip code)
Registrant’s telephone number, including area code:
(281) 836-7000
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
Number of shares of the common stock of the registrant outstanding as of April 30, 2008: 65,634,963 shares.

EXTERRAN HOLDINGS, INC.

Page
PART IV

Item 15.	Exhibits, Financial Statement Schedule	3
Consent of Ernst & Young LLP
Consent of Ernst & Young LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
Financial Statements
Financial Statements

PART IV
EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A for the year ended December 31, 2007 of Exterran Holdings, Inc. (“we,” “us,” “our,” “Exterran,” or the “Company”) is being filed for the purpose of providing exhibits 99.1 and 99.2, the audited financial statements of WilPro Energy Services (PIGAP II) Limited (“PIGAP II”) and WilPro Energy Services (El Furrial) Limited (“El Furrial”) for the year ended December 31, 2007, as required by Rule 3-09 of Regulation S-X. Otherwise, this amendment does not update or modify in any way the financial position, results of operations, cash flows or the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”), and does not reflect events occurring after the original filing date.

     The consents of Ernst & Young LLP, independent auditors for PIGAP II and El Furrial, are filed as exhibits 23.3 and 23.4 attached hereto.
Item 15.  Exhibits, Financial Statement Schedules

     (a) The following documents are filed as part of this report or incorporated herein by reference:

     1. The consolidated financial statements of the Company listed on page 61 of our Form 10-K incorporated herein by reference.
     2. The financial schedule on page 7 of this report.
     3. The exhibits of the Company listed below.
Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed August 20, 2007

2.2	Amendment No. 1, dated as of June 25, 2007, to Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Exterran Holdings, Inc. (formerly Iliad Holdings, Inc.), Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed August 20, 2007

2.3	Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC, UCLP Leasing LLC and Universal Compression Partners, L.P., incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed July 11, 2007

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 20, 2007

3.2	Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed August 20, 2007

4.1	First Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and Wilmington Trust Company, as Trustee, for the 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 10.14 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

4.2	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

10.1†	Exterran Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

10.2†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

10.3	Senior Secured Credit Agreement, dated August 20, 2007, by and among Exterran Holdings, Inc., as the U.S. Borrower and a Canadian Guarantor, Exterran Canada, Limited Partnership, as the Canadian Borrower, Wachovia Bank, National Association, individually and as U.S. Administrative Agent, Wachovia Capital Finance Corporation (Canada),

Exhibit	Description
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

10.4	U.S. Guaranty Agreement, dated as of August 20, 2007, made by Exterran, Inc., EI Leasing LLC, UCI MLP LP LLC, Exterran Energy Solutions, L.P. and each of the subsidiary guarantors that become a party thereto from time to time, as guarantors, in favor of Wachovia Bank, National Association, as the U.S. Administrative Agent for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

10.5	U.S. Pledge Agreement made by Exterran Holdings, Inc., Exterran, Inc., Exterran Energy Solutions, L.P., Hanover Compression General Holdings LLC, Hanover HL, LLC, Enterra Compression Investment Company, UCI MLP LP LLC, UCO General Partner, LP, UCI GP LP LLC, and UCO GP, LLC, and each of the subsidiaries that become a party thereto from time to time, as the Pledgors, in favor of Wachovia Bank, National Association, as U.S. Administrative Agent for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

10.6	U.S. Collateral Agreement, dated as of August 20, 2007, made by Exterran Holdings, Inc., Exterran, Inc., Exterran Energy Solutions, L.P., EI Leasing LLC, UCI MLP LP LLC and each of the subsidiaries that become a party thereto from time to time, as grantors, in favor of Wachovia Bank, National Association, as U.S. Administrative Agent, for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

10.7	Canadian Collateral Agreement, dated as of August 20, 2007 made by Exterran Canada, Limited Partnership, together with any other significant Canadian subsidiary that executes a joinder agreement and becomes a party to the Credit Agreement, in favor of Wachovia Capital Finance Corporation (Canada), as Canadian Administrative Agent, for the Canadian Tranche Revolving Lenders under the Credit Agreement, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

10.8	Indenture, dated August 20, 2007, by and between Exterran ABS 2007 LLC, as Issuer, Exterran ABS Leasing 2007 LLC, as Exterran ABS Lessor, and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $1,000,000,000 asset-backed securitization facility consisting of $1,000,000,000 of Series 2007-1 Notes (the “Indenture”), incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

10.9	Series 2007-1 Supplement, dated as of August 20, 2007, to the Indenture, incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

10.10	Guaranty, dated as of August 20, 2007, issued by Exterran Holdings, Inc. for the benefit of Exterran ABS 2007 LLC as Issuer, Exterran ABS Leasing 2007 LLC, as Equipment Lessor and Wells Fargo Bank, National Association, , as Indenture Trustee, incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

10.11	Management Agreement, dated as of August 20, 2007, by and between Exterran, Inc., as Manager, Exterran ABS Leasing 2007 LLC as ABS Lessor and Exterran ABS 2007 LLC, as Issuer, incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

10.12	Intercreditor and Collateral Agency Agreement, dated as of August 20, 2007, by and among Exterran, Inc., in its individual capacity and as Manager, Exterran ABS 2007 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, various financial institutions as lenders thereto and JP Morgan Chase Bank, N.A., in its individual capacity and as Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

10.13	Intercreditor and Collateral Agency Agreement, dated as of August 20, 2007, by and among Exterran Energy Solutions, L.P., in its individual capacity and as Manager, Exterran ABS 2007 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, various financial institutions as lenders thereto and Wells Fargo Bank, National Association, in its individual capacity and as Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

10.14†	Exterran Holdings, Inc. Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

10.15†	Consulting Agreement between Exterran Holdings, Inc. and Ernie L. Danner, dated August 20, 2007, incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

Exhibit	Description
10.16†	Exterran Holdings, Inc. 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2007

10.17†	Form of Exterran Holdings, Inc. Change of Control Agreement, incorporated by reference to Exhibit 10.19 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

10.18†	Form of Amendment No. 1 to Hanover Compressor Company Change of Control Agreement, incorporated by reference to Exhibit 10.20 of Exterran the Registrant’s Current Report on Form 8-K filed on August 23, 2007

10.19	Office Lease Agreement by and between RFP Lincoln Greenspoint, LLC and Exterran Energy Solutions, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 30, 2007

10.20	Omnibus Agreement, dated October 20, 2006, by and among Universal Compression Partners, L.P., UC Operating Partnership, L.P., UCO GP, LLC, UCO General Partner, LP, Universal Compression, Inc., Universal Compression Holdings, Inc. and UCLP OLP GP LLC, incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on October 26, 2006

10.21	First Amendment to Omnibus Agreement, dated July 9, 2007, by and among Universal Compression Partners, L.P., Universal Compression Holdings, Inc., Universal Compression, Inc., UCO GP, LLC, UCO General Partner, LP and UCLP Operating LLC, incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on July 11, 2007

10.22	First Amended and Restated Omnibus Agreement, dated as of August 20, 2007, by and among Exterran Holdings, Inc., Exterran, Inc., UCO GP, LLC, UCO General Partner, LP, Exterran Partners, L.P., EXLP Operating LLC and Exterran Energy Solutions, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended), incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2007

10.23†	Amendment Number Two to Universal Compression Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on August 3, 2007

10.24†	First Amendment to Universal Compression, Inc. 401(k) Retirement and Savings Plan, incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on August 3, 2007

10.25†	Form of Amendment to Grant of Unit Appreciation Rights, incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on August 3, 2007

10.26†	Form of Amendment to Incentive and Non-Qualified Stock Option Award Agreements of Ernie L. Danner, incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on August 3, 2007

10.27†	Form of Unit Option Grant, incorporated by reference to Exhibit 10.4 to Amendment No. 3 to Exterran Partners, L.P.’s Registration Statement on Form S-1 filed October 4, 2006 (File No. 333-135351)

10.28†	Form of Amendment to Unit Option Award Agreement, incorporated by reference to Exhibit 10.5 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on August 3, 2007

10.29†*	Exterran Holdings, Inc. Deferred Compensation Plan

10.30†*	Exterran Employees’ Supplemental Savings Plan

10.31†*	Exterran Annual Performance Pay Plan

10.32†*	Form of Non-Qualified Stock Option Award Notice

10.33†*	Form of Restricted Stock Award Notice

10.34†*	Form of Restricted Stock Unit Award Notice

10.35†*	Form of Incentive Stock Option Award Notice

10.36†*	Form of Grant of Unit Appreciation Rights

10.37†	Letter dated March 15, 2001, with respect to certain retirement benefits to be provided to Stephen A. Snider, incorporated by reference to Exhibit 10.43 of Universal Compression Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001

21.1*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of PricewaterhouseCoopers LLP

Exhibit	Description
23.3**	Consent of Ernst & Young LLP

23.4**	Consent of Ernst & Young LLP

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1**	Financial Statements of WilPro Energy Services (PIGAP II) Limited for the fiscal year ended December 31, 2007

99.2**	Financial Statements of WilPro Energy Services (El Furrial) Limited for the fiscal year ended December 31, 2007

†	Management contract or compensatory plan or arrangement.

*	Filed on February 28, 2008 as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

**	Filed herewith.

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

Exterran Holdings, Inc.
/s/ STEPHEN A. SNIDER
Name:	Stephen A. Snider
Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2008

EXHIBIT INDEX

Exhibit	Description
23.3*	Consent of Ernst & Young LLP

23.4*	Consent of Ernst & Young LLP

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Financial Statements of WilPro Energy Services (PIGAP II) Limited for the fiscal year ended December 31, 2007

99.2*	Financial Statements of WilPro Energy Services (El Furrial) Limited for the fiscal year ended December 31, 2007

*	Filed herewith.