Form 10-Q
period 2008-03-31
EXTERRAN HOLDINGS INC.
filed 2008-05-08
CIK 1389050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                      .
Commission File No. 001-33666
EXTERRAN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-3204509
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

16666 Northchase Drive
Houston, Texas	77060
(Address of principal executive offices)	(Zip Code)
(281) 836-7000
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except for par value and share amounts)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$125,328	$149,224
Restricted cash	15,603	9,133
Accounts receivable, net of allowance of $11,919 and $10,846, respectively	603,978	516,072
Inventory, net	482,012	411,436
Costs and estimated earnings in excess of billings on uncompleted contracts	168,870	203,932
Current deferred income taxes	35,785	41,648
Other current assets	170,370	145,159

Total current assets	1,601,946	1,476,604
Property, plant and equipment, net	3,563,528	3,533,505
Goodwill, net	1,458,916	1,455,881
Intangible and other assets	313,868	311,457
Investments in non-consolidated affiliates	92,169	86,076

Total assets	$7,030,427	$6,863,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$177	$997
Accounts payable, trade	197,751	221,391
Accrued liabilities	324,458	326,163
Advance billings	189,706	169,830
Billings on uncompleted contracts in excess of costs and estimated earnings	202,453	87,741

Total current liabilities	914,545	806,122
Long-term debt	2,325,927	2,332,927
Other liabilities	137,278	89,012
Deferred income taxes	278,108	281,898

Total liabilities	3,655,858	3,509,959
Commitments and contingencies (Note 10)
Minority interest	188,227	191,304
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized; 66,918,498 and 66,574,419 shares issued, respectively	670	666
Additional paid-in capital	3,323,505	3,317,321
Accumulated other comprehensive income (loss)	(18,473)	13,004
Accumulated deficit	(19,362)	(68,733)
Treasury stock—1,295,808 and 1,287,237 common shares, at cost, respectively	(99,998)	(99,998)

Total stockholders’ equity	3,186,342	3,162,260

Total liabilities and stockholders’ equity	$7,030,427	$6,863,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
North America contract operations	$199,076	$99,635
International contract operations	119,892	67,291
Aftermarket services	84,172	47,301
Fabrication	336,949	233,751

	740,089	447,978

Expenses:
North America contract operations	88,288	39,982
International contract operations	39,385	23,305
Aftermarket services	66,927	36,631
Fabrication	263,743	193,503
Selling, general and administrative	89,687	49,906
Merger and integration expenses	4,439	324
Depreciation and amortization	90,449	49,488
Fleet impairment	1,450	—
Interest expense	33,220	28,272
Equity in income of non-consolidated affiliates	(6,093)	(5,683)
Other (income) expense, net	(12,999)	(7,597)

	658,496	408,131

Income before income taxes and minority interest	81,593	39,847
Provision for income taxes	29,977	14,445
Minority interest, net of tax	2,643	—

Income from continuing operations	48,973	25,402
Gain from sales of discontinued operations, net of tax	398	—

Net income	$49,371	$25,402

Weighted average common and equivalent shares outstanding:
Basic	65,065	33,607

Diluted	68,831	38,226

Earnings per share – Basic:
Income from continuing operations	$0.75	$0.76
Income from discontinued operations	0.01	—

Net income	$0.76	$0.76

Earnings per share – Diluted:
Income from continuing operations	$0.73	$0.71
Income from discontinued operations	—	—

Net income	$0.73	$0.71

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands of dollars)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net income	$49,371	$25,402
Other comprehensive income, net of tax:
Change in fair value of derivative financial instruments	(25,204)	—
Foreign currency translation adjustment	(6,273)	628

Comprehensive income	$17,894	$26,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$49,371	$25,402
Adjustments:
Depreciation and amortization	90,449	49,488
Fleet impairment	1,450	—
Deferred financing cost amortization	657	1,408
Income from discontinued operations, net of tax	(398)	—
Minority interest	2,643	—
Bad debt expense	954	500
Gain on sale of property, plant and equipment	(331)	(4)
Equity in income of non-consolidated affiliates, net of dividends received	(6,093)	(767)
Interest rate swaps	(1,354)	—
(Gain) loss on remeasurement of intercompany balances	(3,154)	588
Net realized gain on trading securities	(2,964)	(6,129)
Stock compensation expense	3,808	2,866
Sales of trading securities	8,374	14,209
Purchases of trading securities	(5,410)	(8,080)
Deferred income taxes	16,084	5,900
Changes in assets and liabilities, net of acquisition:
Accounts receivable and notes	(85,915)	(28,883)
Inventory	(67,724)	9,828
Costs and estimated earnings versus billings on uncompleted contracts	148,721	(1,895)
Prepaid and other current assets	(23,719)	(5,409)
Accounts payable and other liabilities	(48,272)	(14,518)
Advance billings	39,437	(34,627)
Other	(4,197)	(4,643)

Net cash provided by continuing operations	112,417	5,234
Net cash provided by discontinued operations	—	—

Net cash provided by operating activities	112,417	5,234

Cash flows from investing activities:
Capital expenditures	(102,575)	(72,746)
Proceeds from sale of property, plant and equipment	2,527	11,798
Cash paid in acquisition	(25,091)	—
Increase in restricted cash	(6,470)	—
Cash advanced to/invested in non-consolidated affiliates	—	(3,095)

Net cash used in continuing activities	(131,609)	(64,043)
Net cash provided by discontinued operations	2,632	—

Net cash used in investing activities	(128,977)	(64,043)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from financing activities:
Borrowings on revolving credit facilities	257,000	106,000
Repayments on revolving credit facilities	(72,000)	(63,000)
Repayments of convertible senior notes due 2008	(192,000)	—
Payments for debt issue costs	(41)	—
Proceeds from stock options exercised	854	2,378
Proceeds from stock issued pursuant to our employee stock purchase plan	1,698	—
Proceeds (repayments) of other debt, net	(828)	(3,531)
Stock-based compensation excess tax benefit	55	478
Distributions to non-controlling partners in Exterran Partners, L.P.	(3,544)	—

Net cash provided by (used in) continuing operations	(8,806)	42,325
Net cash provided by discontinued operations	—	—

Net cash provided by (used in) financing activities	(8,806)	42,325

Effect of exchange rate changes on cash and equivalents	1,470	133

Net decrease in cash and cash equivalents	(23,896)	(16,351)
Cash and cash equivalents at beginning of period	149,224	73,286

Cash and cash equivalents at end of period	$125,328	$56,935

Supplemental disclosure of non-cash transactions:
Conversion of debt to common stock	$—	$46,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Exterran Holdings, Inc. (“Exterran,” “we,” “us” or “our”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) are not required in these interim financial statements and have been condensed or omitted. It is the opinion of management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows for the periods indicated.
We were incorporated on February 2, 2007 as Iliad Holdings, Inc., a wholly-owned subsidiary of Universal Compression Holdings, Inc. (“Universal”), and thereafter changed our name to Exterran Holdings, Inc. On August 20, 2007, in accordance with their merger agreement, Universal and Hanover Compressor Company (“Hanover”) merged into our wholly-owned subsidiaries, and we became the parent entity of Universal and Hanover. Immediately following the completion of the merger, Universal merged with and into us. Hanover was determined to be the acquirer for accounting purposes and, therefore, our financial statements reflect Hanover’s historical results for periods prior to the merger date. We have included the financial results of Universal’s operations in our consolidated financial statements beginning August 20, 2007. References to “our,” “we” and “us” refer to Hanover for periods prior to the merger date and to Exterran for periods on or after the merger date. The financial statement information included herein should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. These interim results are not necessarily indicative of results for a full year.
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
Earnings Per Common Share
Basic income per common share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted income per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options to purchase common stock, restricted stock, restricted stock units, stock issued pursuant to our employee stock purchase plan, convertible senior notes and convertible junior subordinated notes, unless their effect would be anti-dilutive.
The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted income per common share (in thousands):

	Three Months Ended March 31,
	2008		2007
Weighted average common shares outstanding—used in basic income per common share	65,065		33,607
Net dilutive potential common stock issuable:
On exercise of options and vesting of restricted stock and restricted stock units	641		491
On settlement of employee stock purchase plan shares	11		—
On conversion of convertible senior notes due 2008	*	*	*	*
On conversion of convertible junior subordinated notes due 2029	—		1,014
On conversion of convertible senior notes due 2014	3,114		3,114

Weighted average common shares and dilutive potential common shares—used in diluted income per common share	68,831		38,226

**	Excluded from diluted income per common share as the effect would have been anti-dilutive.

Net income for the diluted earnings per share calculation for the quarter ended March 31, 2008 is adjusted to add back interest expense and amortization of financing costs totaling $1.2 million, net of tax, relating to our convertible senior notes due 2014. Net income for the diluted earnings per share calculation for the quarter ended March 31, 2007 is adjusted to add back interest expense and amortization of financing costs totaling $1.6 million, net of tax, relating to our convertible senior notes due 2014 and convertible subordinated notes due 2029.
The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2008	2007
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	179	10
On conversion of convertible senior notes due 2008	1,202	1,420

Net dilutive potential common shares issuable	1,381	1,430

Stock Options and Stock-based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments” (“SFAS No. 123R”), using the modified prospective transition method. Under that transition method, compensation cost recognized beginning in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value, and (b) compensation cost for any share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.
Other (income) expense, net
Other (income) expense, net is primarily comprised of gains and losses on foreign currency translation adjustments and on the sale of assets and trading securities.
Minority Interest
As of March 31, 2008, minority interest is primarily comprised of the portion of Exterran Partners, L.P.’s (together with its subsidiaries, the “Partnership”) capital and earnings that is applicable to the 49% limited partner interest in the Partnership we do not own (see further discussion of the Partnership in Note 2, below).
Reclassifications
Certain amounts in the prior periods’ financial statements have been reclassified to conform to the 2008 financial statement classification, including the reclassification of our used equipment sales to report these transactions within other income and expense, and the reclassification of installation sales from Aftermarket Services to our Fabrication segment. Additionally, we reclassified our supply chain department to include it as part of cost of sales rather than a component of selling, general and administrative expense.
Our Fabrication segment previously reported three product lines: Compressor and Accessory Fabrication, Production and Processing Fabrication — Surface Equipment and Production and Processing Fabrication — Belleli. We also renamed three of our other segments as follows: U.S. Rentals is now referred to as North America Contract Operations; International Rentals is now referred to as International Contract Operations; and Parts, Service and Used Equipment is now referred to as Aftermarket Services. North America Contract Operations includes U.S. and Canada contract operations. We have made these reclassifications to all periods presented within this Quarterly Report on Form 10-Q. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.

2. BUSINESS COMBINATIONS
On August 20, 2007, pursuant to the merger agreement, dated as of February 5, 2007, as amended, by and among us, Hanover, Universal, Hector Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, and Ulysses Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, Ulysses Sub, Inc. merged with and into Universal and Hector Sub, Inc. merged with and into Hanover. As a result of the merger, each of Universal and Hanover became our wholly-owned subsidiary. Immediately following the completion of the merger, Universal merged with and into us.
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
The total preliminary purchase price of Universal was $2.1 billion, including the fair value of Universal stock options assumed and acquisition related transaction costs. Assets acquired and liabilities assumed were recorded at their fair values as of August 20, 2007. The purchase price has been calculated as follows (in thousands except share and per share amounts and ratios):

Number of shares of Universal common stock outstanding at August 20, 2007	30,273,866
Conversion ratio	1.0
Number of shares of Exterran that were issued	30,273,866
Assumed market price of an Exterran share that was issued(1)	$66.18

Aggregate value of the Exterran shares that were issued	$2,003,524
Fair value of vested and unvested Universal stock options outstanding as of August 20, 2007, which were converted into options to purchase Exterran common stock(2)	67,574
Capitalizable transaction costs	11,469

Preliminary purchase price	$2,082,567

(1)	The stock price is based on the average close price of Hanover’s stock for the two days before and through the two days after the announcement of the merger on February 5, 2007, divided by the exchange ratio.

(2)	The majority of Universal’s stock options and stock-based compensation vested upon consummation of the merger.
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
The preliminary allocation of the purchase price was based upon preliminary valuations and our estimates and assumptions are subject to change upon the completion of management’s review of the final valuations. We are in the process of finalizing valuations related to identifiable intangible assets, property, plant and equipment, capitalized transaction costs, certain acquired contracts and residual goodwill. Changes to the preliminary purchase price could impact future depreciation and amortization expense as well as income tax expense. In addition, upon the finalization of our legal entity structure, additional adjustments to deferred taxes may be required. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date, in accordance with GAAP.

The table below indicates the preliminary purchase price allocation to Universal’s net tangible and identifiable intangible assets based on their estimated fair values as of August 20, 2007 (in thousands):

Preliminary
Fair Value
Current assets	$482,791
Property, plant and equipment	1,634,925
Goodwill	1,265,475
Intangible and other assets	274,413
Current liabilities	(307,141)
Long-term debt	(812,969)
Deferred income taxes	(240,244)
Other long-term liabilities	(22,223)
Minority interest	(192,460)

Preliminary purchase price	$2,082,567

Goodwill and Intangible Assets Acquired
The preliminary amount of goodwill of $1,265.5 million resulting from the merger is considered to have an indefinite life and will not be amortized. Instead, goodwill will be reviewed for impairment annually or more frequently if indicators of impairment exist. Approximately $91.5 million of the goodwill is expected to be deductible for U.S. federal income tax purposes.
The preliminary amount of finite life intangible assets includes $188.0 million and $54.4 million associated with customer relationships and contracts, respectively. The intangible assets for customer relationships and contracts will be amortized through 2024 and 2015, respectively, based on the present value of expected income to be realized from these assets. Finite life intangible assets also include $12.2 million for the Universal backlog that existed on the date of the merger and will be amortized over 15 months.
Exterran Partners, L.P.
As a result of the merger, we became the indirect majority owner of the Partnership. The Partnership is a master limited partnership that was formed to provide natural gas contract operations services to customers throughout the U.S. In October 2006, the Partnership completed its initial public offering, as a result of which the common units owned by the public represented a 49% limited partner ownership interest in the Partnership and Universal owned the remaining equity interest in the Partnership. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be our primary growth vehicle for the U.S contract operations business and for us to continue to contribute U.S. contract operations customers and assets to the Partnership over time in exchange for cash and/or additional interests in the Partnership. As of March 31, 2008, the Partnership had a fleet of approximately 1,733 compressor units comprising approximately 720,000 horsepower, or 16% (by available horsepower) of our and the Partnership’s combined total U.S. horsepower.
We are party to an omnibus agreement with the Partnership and others (as amended and restated, the “Omnibus Agreement”), the terms of which include, among other things, our agreement to provide to the Partnership operational staff, corporate staff and support services, sales to the Partnership of newly fabricated equipment, transfers between the Partnership and us of idle compression equipment and an agreement by us to provide caps on the amount of cost of sales and selling, general and administrative costs that the Partnership must pay.
Pro Forma Financial Information
The unaudited financial information in the table below summarizes the combined results of operations of Hanover and Universal, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the transaction been consummated at the beginning of each period presented, nor is it necessarily indicative of future results. The pro forma amounts represent the historical operating results of Hanover and Universal with adjustments for purchase accounting expenses and to conform accounting policies that affect revenues, cost of sales, selling, general and administrative expenses, depreciation and amortization, interest expense, other income (expense) and income taxes (in thousands, except per share amounts).

Three months ended
March 31,
2007
Total revenues	$695,094

Net income	$39,636

Basic income per common share	$0.62

Diluted income per common share	$0.60

In January 2008, we acquired GLR Solutions LTD. (“GLR”), a Canadian provider of water treatment products for the upstream petroleum and other industries, for approximately $25 million plus certain working capital adjustments and contingent payments of up to $22 million (Canadian) based on the performance of GLR over each of the three years ending December 31, 2010. Under the purchase method of accounting, the total preliminary purchase price was allocated to GLR’s net tangible and intangible assets based on their estimated fair value at the purchase date. This allocation resulted in preliminary amounts of goodwill and intangible assets of $13.2 million and $15.3 million, respectively. The intangible assets for customer relationships and patents will be amortized through 2027 based on the present value of expected income to be realized from these assets. The intangible assets for non-competes and backlog will be amortized over five years and one year, respectively. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date, in accordance with GAAP.
3. INVENTORY
Inventory, net of reserves, consisted of the following amounts (in thousands):

	March 31,	December 31,
	2008	2007
Parts and supplies	$266,151	$246,540
Work in progress	184,661	139,956
Finished goods	31,200	24,940

Inventory, net of reserves	$482,012	$411,436

As of March 31, 2008 and December 31, 2007, we had inventory reserves of approximately $20.6 million and $21.5 million, respectively.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Compression equipment, facilities and other fleet assets	$4,430,747	$4,359,936
Land and buildings	181,678	175,925
Transportation and shop equipment	160,726	147,797
Other	85,516	72,395

	4,858,667	4,756,053
Accumulated depreciation	(1,295,139)	(1,222,548)

Property, plant and equipment, net	$3,563,528	$3,533,505

During the first quarter of 2008, management identified certain fleet units that will not be used in our contract operations business in the future. We compared the expected proceeds from the disposition to determine the fair value for the fleet assets we will no longer utilize in our operations. The net book value of these assets exceeded the fair value by $1.5 million, and this difference was recorded as a long-lived asset impairment in the first quarter of 2008. The impairment is recorded in fleet impairment expense in the Consolidated Statements of Operations.

5. FAIR VALUE OF INTEREST RATE SWAPS
SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. We have performed an analysis of our interest rate swaps to determine the significance and character of all inputs to their fair value determination. Based on this assessment, the adoption of the required portions of this standard did not have a material effect on our net asset values. However, the adoption of the standard does require us to provide additional disclosures about the inputs we use to develop the measurements and the effect of certain measurements on changes in net assets for the reportable periods as contained in our periodic filings.
SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories.
•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or prices vary substantially over time or among brokered market makers.

•	Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect our own assumptions regarding how market participants would price the asset or liability based on the best available information.
The following table summarizes the valuation of our interest rate swaps under SFAS No. 157 pricing levels as of March 31, 2008 (in thousands):

As of March 31, 2008
Quoted
market
		prices in	Significant	Significant
		active	other	unobservable
		markets	observable	inputs
	Total	(Level 1)	inputs (Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(71,512)	$—	$(71,512)	$—
Our interest rate swaps are recorded at fair value utilizing a combination of the market and income approach to fair value. We used discounted cash flows and market based methods to compare similar interest rate swaps.
6. DEBT
Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Revolving credit facility due August 2012	$365,000	$180,000
Term loan	800,000	800,000
2007 asset backed securitization facility notes due 2012	800,000	800,000
Partnership’s revolving credit facility due 2011	217,000	217,000
4.75% convertible senior notes due 2008	—	192,000
4.75% convertible senior notes due 2014	143,750	143,750
Other, interest at various rates, collateralized by equipment and other assets	354	1,174

	2,326,104	2,333,924
Less current maturities	(177)	(997)

Long-term debt	$2,325,927	$2,332,927

On August 20, 2007, we entered into a credit agreement (the “Credit Agreement”) with various financial institutions as the lenders. The Credit Agreement consists of (a) a five-year revolving credit facility in the aggregate amount of $850 million, which includes a variable allocation for a Canadian tranche and (b) a six-year term loan credit facility, in the aggregate amount of $800 million (collectively, the “Credit Facility”). Subject to certain conditions, at our request and with the approval of the lenders, the aggregate commitments under the Credit Facility may be increased by an additional $400 million less certain adjustments.
As of March 31, 2008, we had $365.0 million in outstanding borrowings and $357.1 million in letters of credit outstanding under our revolving credit facility. Additional borrowings of up to approximately $127.9 million were available under that facility as of March 31, 2008.
Borrowings under the Credit Agreement bear interest, if they are in U.S. dollars, at our option, at a Base Rate as defined below or LIBOR plus an applicable margin or, if the borrowings are in Canadian dollars, at our option, at U.S. dollar LIBOR, U.S. dollar Base Rate or Canadian prime rate plus the applicable margin or the Canadian Dollar bankers’ acceptance rate. The applicable margin varies depending on our debt ratings (i) in the case of LIBOR loans, from 0.65% to 1.75% or (ii) in the case of Base Rate or Canadian prime rate loans, from 0.0% to 0.75%. The Base Rate is the higher of the U.S. Prime Rate or the Federal Funds Rate plus 0.5%. At March 31, 2008, all amounts outstanding were LIBOR loans. The applicable margin at March 31, 2008 was 0.825%. The weighted average interest rate at March 31, 2008 on the outstanding balance, excluding the effect of related cash flow hedges, was 4.0%.
On August 20, 2007, Exterran ABS 2007 LLC entered into a $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”) and issued $400 million of Series 2007-1 notes under this facility. On September 18, 2007, an additional $400 million of Series 2007-1 notes (collectively with the August 20, 2007 issuance, the “Series 2007-1 Notes”) was issued under this facility. Interest and fees payable to the noteholders will accrue on the Series 2007-1 Notes at a variable rate consisting of LIBOR plus an applicable margin. For outstanding amounts up to $800 million, the applicable margin is 0.825%. For amounts outstanding over $800 million, the applicable margin is 1.35%. The weighted average interest rate at March 31, 2008 on the Series 2007-1 Notes, excluding the effect of related cash flow hedges, was 3.4%. The Series 2007-1 Notes are revolving in nature and are payable in July 2012.
Our 4.75% Convertible Senior Notes due 2008 were repaid using funds from our revolving credit facility in March 2008.
The Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership, entered into a senior secured credit agreement in 2006. The five year revolving credit facility under the credit agreement was expanded in 2007 from $225 million to $315 million and matures in October 2011. As of March 31, 2008, there were $217.0 million in outstanding borrowings under the Partnership’s revolving credit facility and $98.0 million was available for additional borrowings. Subject to certain conditions, at the request of the Partnership, and with the approval of the lenders, the aggregate commitments under the credit agreement may be increased by an additional $135 million.
The Partnership’s revolving credit facility bears interest at a Base Rate or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on the Partnership’s Leverage Ratio, varies (i) in the case of LIBOR loans, from 1.0% to 2.0% or (ii) in the case of Base Rate loans, from 0.0% to 1.0%. The Base Rate is the higher of the U. S. Prime Rate or the Federal Funds Rate plus 0.5%. At March 31, 2008 all amounts outstanding were LIBOR loans and the applicable margin was 1.0%. The weighted average interest rate on the outstanding balance at March 31, 2008, excluding the effect of related cash flow hedges, was 5.6%.
We were in compliance with our debt covenants as of March 31, 2008.
7. ACCOUNTING FOR DERIVATIVES
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
As a result of the merger we assumed ten interest rate swaps with a total notional amount of $556.6 million as of March 31, 2008 that we designated as cash flow hedges to hedge the risk of variability of LIBOR based interest rate payments related to variable rate debt.
In September 2007, we entered into three interest rate swaps that we designated as cash flow hedges to hedge the risk of variability of LIBOR interest rate payments related to variable rate debt. The three swap agreements have notional amounts as of March 31, 2008 of $151.9 million, $226.5 million and $150.0 million, respectively.

In January 2008, we entered into six interest rate swaps that we designated as cash flow hedges to hedge the risk of variability of LIBOR interest rate payments related to variable rate debt. The six swap agreements each have notional amounts as of March 31, 2008 of $50.0 million.
The following table summarizes, by individual hedge instrument, our interest rate swaps as of March 31, 2008 (dollars in thousands):

					Fair Value of
		Floating Rate to be	Notional		Swap at
Fixed Rate to be Paid	Maturity Date	Received	Amount		March 31, 2008
4.035%	March 31, 2010	Three Month LIBOR	$50,000	(1)	$(856)
4.007%	March 31, 2010	Three Month LIBOR	50,000	(1)	(840)
3.990%	March 31, 2010	Three Month LIBOR	50,000	(1)	(830)
4.037%	March 31, 2010	Three Month LIBOR	50,000	(1)	(857)
4.675%	August 20, 2012	One Month LIBOR	151,882	(2)	(11,598)
4.744%	July 20, 2012	One Month LIBOR	226,482	(2)	(17,605)
4.668%	July 20, 2012	One Month LIBOR	150,000	(2)	(11,335)
5.210%	January 20, 2013	One Month LIBOR	58,706	(2)	(3,814)
4.450%	September 20, 2019	One Month LIBOR	41,818	(2)	(1,830)
5.020%	September 20, 2019	One Month LIBOR	51,112	(2)	(4,199)
5.275%	December 1, 2011	Three Month LIBOR	125,000		(10,322)
5.343%	October 20, 2011	Three Month LIBOR	40,000		(3,472)
5.315%	October 20, 2011	Three Month LIBOR	40,000		(3,432)
3.080%	January 28, 2011	Three Month LIBOR	50,000		(87)
3.075%	January 28, 2011	Three Month LIBOR	50,000		(87)
3.062%	January 28, 2011	Three Month LIBOR	50,000		(87)
3.100%	January 28, 2011	Three Month LIBOR	50,000		(87)
3.065%	January 28, 2011	Three Month LIBOR	50,000		(87)
3.072%	January 28, 2011	Three Month LIBOR	50,000		(87)

(1)	These swaps amortize ratably over the life of the swap.

(2)	Certain of these swaps amortize while the notional amounts of others increase in corresponding amounts to maintain a consistent outstanding notional amount of $680 million.
All of the swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), so that any change in their fair values is recognized as a component of comprehensive income or loss and is included in accumulated other comprehensive income or loss. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine if the swap agreements are still effective and to calculate any ineffectiveness. For the three months ended March 31, 2008, we recorded approximately $0.8 million of interest expense due to the ineffectiveness related to these swaps.
The counterparties to our interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.
8. STOCK-BASED COMPENSATION
At the time of the merger, each outstanding share of restricted stock and each stock option granted prior to the date of the merger agreement under the Hanover equity incentive plans, whether vested or unvested, was fully vested. Stock options granted under the Hanover equity incentive plans outstanding on the merger date were converted into options to acquire a number of shares of Exterran common stock equal to the number of shares of Hanover common stock subject to that stock option immediately before the merger multiplied by 0.325, and at a price per share of Exterran common stock equal to the price per share under the Hanover option divided by 0.325. Similarly, each outstanding stock option granted prior to the date of the merger agreement under the Universal equity incentive plans (other than options to purchase Universal common stock under the Universal employee stock purchase plan), whether vested or unvested, was fully vested. Stock options granted under the Universal equity incentive plans outstanding on the merger date were converted into options to acquire the same number of shares of Exterran common stock at the same price per share. There was no stock-based compensation cost capitalized during the three months ended March 31, 2008 or 2007.

Stock Incentive Plan
On August 20, 2007, we adopted the Exterran Holdings, Inc. 2007 Stock Incentive Plan (the “2007 Plan”), which was previously approved by the stockholders of each of Hanover and Universal. The 2007 Plan provides for the granting of stock-based awards in the form of options, restricted stock, restricted stock units, stock appreciation rights and performance awards to our employees and directors. Under the 2007 Plan, the aggregate number of shares of common stock that may be issued shall not exceed 4,750,000. Grants of options and stock appreciation rights count as one share against the aggregate share limit, and grants of restricted stock and restricted stock units count as two shares against the aggregate share limit. Awards granted under the 2007 Plan that are subsequently cancelled, terminated or forfeited remain available for future grant. Option grants under the 2007 Plan expire no later than seven years from the date of grant. The 2007 Plan is administered by the compensation committee of our board of directors (“Compensation Committee”).
Stock Options
Under the 2007 Plan, stock options are granted at fair market value at the date of grant, are exercisable in accordance with the vesting schedule established by the Compensation Committee in its sole discretion and expire no later than seven years after the date of grant. Options generally vest 33 1/3% on each of the first three anniversaries of the grant date.
The weighted average fair value at date of grant for options granted during the three months ended March 31, 2008 was $18.88, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Three Months
Ended
March 31,
2008
Expected life in years	4.5
Risk-free interest rate	2.36%
Volatility	28.66%
Dividend yield	0.00%
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
The following table presents stock option activity for the three months ended March 31, 2008 (in thousands, except per share data and remaining life in years). The number of stock options and related exercise prices have been adjusted to reflect the exchange ratio in the merger.

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life	Value
Options outstanding, December 31, 2007	1,798	$36.37
Granted	411	67.30
Exercised	(45)	21.64
Cancelled	(6)	53.93

Options outstanding, March 31, 2008	2,158	$42.52	5.6	$47,519

Options exercisable, March 31, 2008	1,574	$32.31	5.0	$50,733

Intrinsic value is the difference between the market value of our stock and exercise price of each option multiplied by the number of options outstanding. The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 was $1.9 million and $2.5 million, respectively. As of March 31, 2008, $11.3 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over the weighted-average period of 2.7 years.

Restricted Stock
For grants of restricted stock and stock-settled restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the date of grant. Common stock subject to restricted stock grants generally vests 33 1/3% on each of the first three anniversaries of the grant date.
The following table presents restricted stock activity for the three months ended March 31, 2008 (shares in thousands). The number of non-vested restricted shares and grant-date fair value have been adjusted to reflect the exchange ratio in the merger.

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Non-vested restricted stock, December 31, 2007	299	$71.52
Granted	364	67.34
Cancelled	(10)	71.47

Non-vested restricted stock, March 31, 2008	653	$69.29

As of March 31, 2008, $38.6 million of unrecognized compensation cost related to non-vested restricted stock is expected to be recognized over the weighted-average period of 2.6 years.
Partnership Phantom Units
The Partnership has granted phantom units to directors of the general partner of the Partnership’s general partner and to our employees. The Partnership expects to settle the phantom units granted to our employees in cash instead of common units of the Partnership and therefore we are required to re-measure the fair value of these phantom units each period and record a cumulative adjustment of the expense previously recognized. The cumulative expense related to grants to our employees is recorded as a liability.
As of March 31, 2008, the Partnership had 53,742 outstanding phantom units. During the three months ended March 31, 2008, 44,310 phantom units were granted with a weighted average grant-date fair value of $32.22 per phantom unit. The phantom units outstanding at March 31, 2008 vest and settle on various dates ranging from December 2008 to March 2011 and have various contractual lives. As of March 31, 2008, no phantom units were exercisable. As of March 31, 2008, $1.5 million of unrecognized compensation cost related to non-vested phantom units is expected to be recognized over the weighted-average period of 2.6 years.
9. STOCKHOLDERS’ EQUITY
We have an aggregate of 300,000,000 shares authorized, of which 250,000,000 can be issued as common stock and 50,000,000 can be issued as preferred stock. All shares have a par value of $0.01 per share.
On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. Under the stock repurchase program, we may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We may also implement all or part of the repurchases under a Rule 10b5-1 trading plan, so as to provide the flexibility to extend our share repurchases beyond the quarterly purchasing window. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, and will be at management’s discretion. Repurchases under the program may commence or be suspended at any time without prior notice. The stock repurchase program may be funded through cash provided by operating activities or borrowings. We did not repurchase any shares of our common stock during the period January 1, 2008 through March 31, 2008.

10. COMMITMENTS AND CONTINGENCIES
We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	March 31, 2008
Indebtedness of non-consolidated affiliates:
El Furrial (1)	2013	$23,006
Other:
Performance guarantees through letters of credit (2)	2008-2012	348,958
Standby letters of credit	2008-2010	26,641
Commercial letters of credit	2008	10,527
Bid bonds and performance bonds (2)	2008-2012	91,067

Maximum potential undiscounted payments		$500,199

(1)	We have guaranteed the amounts included above, which is a percentage of the total debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate.

(2)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.
As part of our acquisition of Production Operators Corporation in 2001, we may be required to make contingent payments of up to $46 million to Schlumberger based on our realization of certain U.S. federal income tax benefits through the year 2016. To date, we have not realized any such benefits that would require a payment to Schlumberger and do not anticipate realizing any such benefits that would require a payment before the year 2013.
In January 2007, Universal acquired B.T.I. Holdings Pte Ltd (“B.T.I.”) and its wholly-owned subsidiary B.T. Engineering Pte Ltd, a Singapore based fabricator of oil and natural gas, petrochemical, marine and offshore equipment, including pressure vessels, floating, production, storage and offloading process modules, terminal buoys, turrets, natural gas compression units and related equipment. We may be required to pay up to $20 million in the future based on the earnings of B.T.I. over the two years ending March 31, 2009.
The natural gas service operations business can be hazardous, involving unforeseen circumstances such as uncontrollable flows of natural gas or well fluids and fires or explosions. As is customary in the natural gas service operations industry, we review our safety equipment and procedures and carry insurance against some, but not all, risks of our business. Our insurance coverage includes property damage, general liability and commercial automobile liability and other coverage we believe is appropriate. We believe that our insurance coverage is customary for the industry and adequate for our business; however, losses and liabilities not covered by insurance would increase our costs.
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
The area in Nigeria where the Cawthorne Channel Project is located has experienced civil unrest and violence, and natural gas delivery from Shell to the Cawthorne Channel Project was stopped from June 2006 to June 2007. As a result, the Cawthorne Channel Project did not operate from early June 2006 to June 2007. From July 2007 through March 31, 2008, we received some natural gas from Shell and we have been processing the natural gas received. In early April 2008, shipments of natural gas from Shell to us were halted due to Shell’s mechanical issues. We anticipate receiving natural gas from Shell in the second quarter of 2008.
During the three months ended March 31, 2008, we received approximately $4.3 million in payments related to the Cawthorne Channel Project, which we applied against outstanding receivables. Although we believe we are entitled to payments from Global and have accordingly invoiced Global for such, collectibility is not reasonably assured due to uncertainty regarding when the Cawthorne Channel Project will receive natural gas from Shell and due to Global’s dependence on natural gas production by the Cawthorne Channel Project to pay us. Therefore, we billed but did not recognize revenue of approximately $4.2 million related to the Cawthorne Channel Project during the three months ended March 31, 2008. Based on our analysis of estimated future cash flows, we believe we will recover all of our receivables and our full investment in the Cawthorne Channel Project over the term of the contract.
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
This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks could adversely impact any of our operations in Nigeria, and could affect the timing and decrease the amount of revenue we may ultimately realize from our investments in Nigeria. At March 31, 2008, we had net assets of approximately $74 million related to our operations in Nigeria, a majority of which are related to our capital investment and advances/accounts receivable for the Cawthorne Channel Project.
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
11. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, which provides a single definition of fair value, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; however, in February 2008, the FASB issued a FASB Staff Position that defers the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value on at least an annual basis. We adopted the required provisions that were not deferred of SFAS No. 157 on January 1, 2008, and the adoption of SFAS No. 157 did not have a material impact on our consolidated results of operations, cash flows or financial position. We do not expect the adoption of the deferred provisions of SFAS No. 157 will have a material impact on our consolidated results of operations, cash flows or financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provided entities the one-time election to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS No. 159 is effective for financial statements as of the beginning of the first fiscal year that begins after November 15, 2007. Its provisions may be applied to an earlier period only if the following conditions are met: (1) the decision to adopt is made after the issuance of SFAS No. 159 but within 120 days after the first day of the fiscal year of adoption, and no financial statements, including footnotes, for any interim period of the adoption year have yet been issued and (2) the requirements of SFAS No. 157 are adopted concurrently with or prior to the adoption of SFAS No. 159. We adopted SFAS No. 159 on January 1, 2008, and the adoption of SFAS No. 159 did not impact our consolidated financial statements.

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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. We are currently evaluating the impact that the adoption of SFAS No. 161 will have on our financial statements.
12. REPORTABLE SEGMENTS
We manage our business segments primarily based upon the type of product or service provided. We have four principal industry segments: North America Contract Operations, International Contract Operations, Aftermarket Services and Fabrication. The North America and International Contract Operations segments primarily provide natural gas compression services, production and processing operations and maintenance services to meet specific customer requirements utilizing Exterran-owned assets. The Aftermarket Services segment provides a full range of services to support the surface production compression and processing needs of customers, from parts sales and normal maintenance services to full operation of a customer’s owned assets. The Fabrication segment involves the design, engineering, installation, fabrication and sale of (i) natural gas compression units, accessories and equipment, (ii) equipment used in the production, treating and processing of crude oil and natural gas, and (iii) engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the construction of tank farms and the construction of evaporators and brine heaters for desalination plants.
We evaluate the performance of our segments based on segment gross margin. Revenues include only sales to external customers. We do not include intersegment sales when we evaluate the performance of our segments. Our chief executive officer does not review asset information by segment.

The following table presents sales and other financial information by industry segment for the three months ended March 31, 2008 and 2007 (in thousands).

	North America	International			Reportable
	Contract	Contract	Aftermarket		Segments
Three months ended	Operations	Operations	Services	Fabrication	Total
March 31, 2008:
Revenue from external customers	$199,076	$119,892	$84,172	$336,949	$740,089
Gross margin(1)	110,788	80,507	17,245	73,206	281,746
March 31, 2007:
Revenue from external customers	$99,635	$67,291	$47,301	$233,751	$447,978
Gross margin(1)	59,653	43,986	10,670	40,248	154,557

(1)	Gross margin, a non-GAAP financial measure, is reconciled to net income below.
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
     The following table reconciles net income to gross margin (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income	$49,371	$25,402
Selling, general and administrative	89,687	49,906
Merger and integration expenses	4,439	324
Depreciation and amortization	90,449	49,488
Fleet impairment	1,450	—
Interest expense	33,220	28,272
Equity in income of non-consolidated affiliates	(6,093)	(5,683)
Other (income) expense, net	(12,999)	(7,597)
Provision for income taxes	29,977	14,445
Minority interest, net of tax	2,643	—
Gain from sales of discontinued operations, net of tax	(398)	—

Gross margin	$281,746	$154,557

13. SUBSEQUENT EVENTS
In April 2008, we entered into a foreign currency hedge to reduce our foreign exchange risk associated with cash flows we will receive under a contract in Kuwaiti Dinars. The notional amount of the derivative is approximately $29 million Kuwaiti Dinars.
On May 8, 2008, the Partnership entered into an amendment to its senior secured credit agreement increasing the aggregate commitments under the facility by an amount of $117.5 million (see Note 6, above). The aggregate commitment increase is in the form of a term loan due October 20, 2011. Subject to certain conditions, at the request of the Partnership, and with the approval of the lenders, the aggregate commitments under this facility may be increased by an additional $17.5 million. The Partnership expects to borrow the funds in connection with a proposed transaction in which it would acquire customer contracts and compressor equipment from our subsidiary, Exterran Energy Solutions, L.P. Any such transaction will be subject to the parties’ reaching mutually agreeable terms and executing definitive transaction documents, the Partnership’s ability to finance the purchase and the satisfaction of customary closing conditions, and therefore, we can give no assurance that any such transaction and related Partnership borrowing will occur. Please see Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosure Regarding Forward-Looking Statements”) of this report.
The Partnership’s new term loan will bear interest at a Base Rate, or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on the Partnership’s leverage ratio, varies (i) in the case of LIBOR loans, from 1.5% to 2.5% or (ii) in the case of Base Rate loans, from 0.5% to 1.5%, with initial pricing set at LIBOR plus 2.0%. Borrowings under the term loan will be subject to the same credit agreement and covenants as the Partnership’s revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from future equity offerings, on a dollar-for-dollar basis.

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
Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. These forward-looking statements are also affected by the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s Electronic Data Gathering and Retrieval System at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
•	conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for natural gas and the impact on the price of natural gas, which could cause a decline in the demand for our compression and oil and natural gas production and processing equipment and services;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	the success of our subsidiaries, including Exterran Partners, L.P. (along with its subsidiaries, the “Partnership”);

•	our inability to realize the anticipated benefits from the merger of Hanover Compressor Company (“Hanover”) and Universal Compression Holdings, Inc. (“Universal”);

•	changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, kidnappings, the taking of property without fair compensation and legislative changes;

•	changes in currency exchange rates;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment workforce factors, including our ability to hire, train and retain key employees;

•	our inability to implement certain business and financial objectives, such as:
•	international expansion;

•	sales of additional U.S. contract operations contracts to the Partnership;

•	timely and cost-effective execution of integrated projects;

•	integrating acquired businesses;

•	generating sufficient cash; and

•	accessing the capital markets;
•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.
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
GENERAL
Exterran Holdings, Inc., together with its subsidiaries (“Exterran,” “we,” “us,” or “our”), is a global market leader in the full service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. We operate in three primary business lines: contract operations, fabrication and aftermarket services. In our contract operations business line, we own a fleet of natural gas compression and crude oil and natural gas production and processing equipment that we utilize to provide operations services to our customers. In our fabrication business line, we fabricate and sell equipment that is similar to the equipment that we own and utilize to provide contract operations to our customers and we utilize our expertise and fabrication facilities to build equipment utilized in our contract operations services. Our fabrication business line also provides engineering, procurement and construction services for tank farms for crude oil and other liquids storage, as well as evaporators and brine heaters for desalination plants. In what we call “Total Solutions” projects, we provide the engineering design, project management, procurement and construction services necessary to consolidate some or all of our products into complete production, processing and compression facilities. These surface solutions are offered to our customers on a contract operations or sales commercial basis. In addition, we manufacture critical process equipment used in oil refineries, petrochemical plants and gas-to-liquids plants. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, gas treating and oilfield power generation equipment or use equipment provided by companies other than us.
Hanover and Universal Merger
On August 20, 2007, Hanover and Universal completed their business combination pursuant to the merger agreement by and among us, Hanover, Universal, and two of our wholly-owned subsidiaries. As a result of the merger, each of Universal and Hanover became our wholly-owned subsidiary, and Universal merged with and into us. Hanover was determined to be the acquirer for accounting purposes and, therefore, our financial statements and the financial information included in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflect Hanover’s historical results for the periods prior to the merger date. For more information regarding the merger, please see Note 2 to the Consolidated Financial Statements included in Part I, Item 1 (“Financial Statements”) of this report.
Exterran Partners, L.P.
As a result of the merger, we became the indirect majority owner of the Partnership. The Partnership is a master limited partnership that was formed to provide natural gas contract operations services to customers throughout the United States of America (“U.S.”). In October 2006, the Partnership completed its initial public offering, as a result of which the common units owned by the public represented a 49% limited partner ownership interest in the Partnership and Universal owned the remaining equity interest in the Partnership.
The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary growth vehicle for our U.S. contract operations business and to continue to contribute U.S. contract operations customer contracts and assets in exchange for cash or additional interest in the Partnership. As of March 31, 2008, the Partnership had a fleet of approximately 1,733 compressor units comprising approximately 720,000 horsepower, or 16% (by available horsepower) of our and the Partnership’s combined total U.S. horsepower.
Debt Refinancing
On August 20, 2007, we completed a refinancing of much of the outstanding debt of Hanover and Universal by entering into two new debt facilities. We entered into a $1.65 billion senior secured credit facility, consisting of an $850 million five-year revolving credit facility and an $800 million six-year term loan, with a syndicate of financial institutions, as well as a $1.0 billion asset-backed securitization facility. As a result of these new credit facilities, all of the debt of Universal and Hanover that existed on the merger date has been replaced, other than Hanover’s convertible notes due 2014 and the credit facility of the Partnership.
OVERVIEW
Industry Conditions and Trends
Natural gas consumption in the U.S. for the twelve months ended January 31, 2008 increased by approximately 6% over the twelve months ended January 31, 2007 and is expected to increase by 0.7% per year until 2030, according to the Energy Information Administration (“EIA”).
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
Company Performance Trends and Outlook
For the year ending December 31, 2008, we expect the overall market demand for contract operations services to be good. Given our recent declines in working horsepower in North America, however, we expect less growth in our contract operations business than for the market overall in North America. In international markets, we continue to expect strong demand for our contract operations services, particularly for our Total Solutions projects throughout Latin America and the Eastern Hemisphere. As a result of this continued strong demand, we expect to add an amount of growth capital investment in 2008 that is similar to the amount we added on a combined basis during 2007; however, we anticipate our capital expenditure levels will exceed those of 2007 as the year ending December 31, 2008 will include a full year of capital additions related to Universal’s operations. Within the North America contract operations segment, we expect that operating costs will moderate during 2008. We expect our 2008 fabrication revenue to exceed our 2007 reported fabrication revenue as the 2008 amount will include a full year of Universal’s operations.
We are investing in key initiatives to help support the future growth of our company. These initiatives include an increased marketing and business development commitment targeted at international expansion and the conversion of certain of our locations to our enterprise resource planning (“ERP”) system.
We intend for the Partnership to be the primary growth vehicle for our U.S. contract operations business. To this end, we may contribute additional U.S. contract operations customers to the Partnership in exchange for cash and/or additional interests in the Partnership. Such transactions would depend on, among other things, reaching agreement with the Partnership regarding the terms of the purchase, which may require approval of the conflicts committee of the board of directors of the general partner of the Partnership’s general partner, and the Partnership’s ability to finance any such purchase.
Financial Highlights
Financial highlights for the three months ended March 31, 2008, as compared to the prior year period, which are discussed in greater detail below in “Results of Operations,” were as follows:
•	Revenue. Revenue for the three months ended March 31, 2008 was $740.1 million compared to $448.0 million for the prior year period, an increase of 65%. The increase in revenues in the current year was primarily due to the inclusion of Universal’s results.

•	Net Income. Net income for the three months ended March 31, 2008 was $49.4 million, an increase of $24.0 million over the prior year period. The increase in net income in the current year was primarily due to the inclusion of Universal’s results. The increase in net income was partially offset by $4.4 million of merger and integration expenses incurred during the three months ended March 31, 2008, compared to $0.3 million for the three months ended March 31, 2007.

Operating Highlights
The following tables summarize our total available and operating horsepower, horsepower utilization percentage and fabrication backlog.

	March 31, 2008	December 31, 2007
	(Horsepower in thousands)
Total Available Horsepower (at period end):
North America	4,476	4,514
International	1,461	1,447

Total	5,937	5,961

Total Operating Horsepower (at period end):
North America	3,535	3,632
International	1,350	1,306

Total	4,885	4,938

Horsepower Utilization:
Spot (at period end)	82%	83%

	March 31,	December 31,	March 31,
	2008	2007	2007
	(In millions)
Compressor and Accessory Fabrication Backlog	$354.1	$321.9	$354.0
Production and Processing Equipment Fabrication Backlog	919.2	787.6	418.5

Fabrication Backlog	$1,273.3	$1,109.5	$772.5

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007
Our results of operations after the merger date of August 20, 2007 include Universal’s results of operations and periods prior to the merger date reflect only Hanover’s historical results of operations.
Summary of Business Segment Results
North America Contract Operations
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2008	2007	(Decrease)
Revenue	$199,076	$99,635	100%
Cost of sales (excluding depreciation and amortization expense)	88,288	39,982	121%

Gross margin	$110,788	$59,653	86%
Gross margin percentage	56%	60%	(4)%
The increase in revenue, cost of sales and gross margin (defined as revenue less cost of sales (excluding depreciation and amortization expense)) was primarily due to the inclusion of Universal’s results after the merger. Gross margin percentage (defined as revenue less cost of sales, excluding depreciation and amortization expense, divided by revenue) was negatively impacted in the current year as compared to the prior year due to higher repair and maintenance expenses.

International Contract Operations
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2008	2007	(Decrease)
Revenue	$119,892	$67,291	78%
Cost of sales (excluding depreciation and amortization expense)	39,385	23,305	69%

Gross margin	$80,507	$43,986	83%
Gross margin percentage	67%	65%	2%
The increase in revenue, cost of sales and gross margin was primarily due to the inclusion of Universal’s results after the merger. Increased activity in Argentina, Venezuela and Brazil accounted for approximately 73% of the increase in revenues. Gross margin percentage increased primarily due to an improvement in our gross margin percentage in Latin America during the three months ended March 31, 2008 compared to the same period in the prior year.
Aftermarket Services
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2008	2007	(Decrease)
Revenue	$84,172	$47,301	78%
Cost of sales (excluding depreciation and amortization expense)	66,927	36,631	83%

Gross margin	$17,245	$10,670	62%
Gross margin percentage	20%	23%	(3)%
The increase in revenue, cost of sales and gross margin was primarily due to the inclusion of Universal’s results after the merger. The decrease in gross margin percentage was primarily due to reduced margins on aftermarket services provided internationally.
Fabrication
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2008	2007	(Decrease)
Revenue	$336,949	$233,751	44%
Cost of sales (excluding depreciation and amortization expense)	263,743	193,503	36%

Gross margin	$73,206	$40,248	82%
Gross margin percentage	22%	17%	5%
The increase in revenue, cost of sales and gross margin was primarily due to the inclusion of Universal’s results after the merger. Our compressor and accessory fabrication and production and processing equipment fabrication product line revenues increased by $68.9 million and $52.2 million, respectively, during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase in gross margin percentage is primarily due to an increase in the gross margin percentage in our production and processing equipment fabrication product line caused by improved market conditions that have led to higher sales levels and better pricing.

Costs and Expenses
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2008	2007	(Decrease)
Selling, general and administrative	$89,687	$49,906	80%
Merger and integration expenses	4,439	324	1,270%
Depreciation and amortization	90,449	49,488	83%
Fleet impairment	1,450	—	n/a
Interest expense	33,220	28,272	18%
Equity in income of non-consolidated affiliates	(6,093)	(5,683)	7%
Other (income) expense, net	(12,999)	(7,597)	71%
The increase in selling, general and administrative expenses (“SG&A”) was primarily due to the inclusion of Universal’s results after the merger. As a percentage of revenue, SG&A for the three months ended March 31, 2008 and 2007 was 12% and 11%, respectively.
Merger and integration expenses related to the merger between Hanover and Universal were $4.4 million during the three months ended March 31, 2008. These expenses were primarily related to retention bonuses, severance and other costs associated with integrating Hanover’s and Universal’s operations following the merger.
The increase in depreciation and amortization expense was primarily due to the inclusion of Universal’s results after the merger and property, plant and equipment additions.
The increase in interest expense during the three months ended March 31, 2008 compared to the three months ended March 31, 2007, was primarily due to a higher average debt balance due to the addition of Universal’s debt after the merger compared to our average debt balance before the merger. This increase was partially offset by a reduction in our weighted average effective interest rate, including the impact of interest rate swaps, to 5.6% for the three months ended March 31, 2008 from 7.7% for the three months ended March 31, 2007. For more information regarding the refinancing of debt, see Note 6 to the Consolidated Financial Statements included in Part I, Item 1 (“Financial Statements”) of this report.
The increase in equity in income of non-consolidated affiliates was primarily caused by higher earnings from our Venezuelan joint venture PIGAP II. PIGAP II is a joint venture in which we have a 30% ownership interest, that operates natural gas compression plants in Venezuela.
The increase in other (income) expense, net, was primarily due to an increase of approximately $8.1 million in foreign currency translation gains for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The gain is primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates. The increase in other (income) expense, net, was partially offset by a $3.2 million decrease in gains on sales of trading securities. From time to time, we purchase short-term debt securities denominated in U.S. dollars and exchange them for short-term debt securities denominated in local currency in Latin America to achieve more favorable exchange rates. These funds are utilized in our international contract operations, which have experienced an increase in operating costs due to local inflation.
Income Taxes
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2008	2007	(Decrease)
Provision for income taxes	$29,977	$14,445	108%
Effective tax rate	36.7%	36.3%	1%
The increase in the provision for income taxes was primarily due to an increase in income before income taxes from the inclusion of Universal’s results after the merger.  Income tax expense was further increased by $3.1 million for the tax effect of uncertain tax positions, including penalties and interest, related to foreign jurisdictions which was partially offset by a net benefit of $3.0 million from claiming foreign taxes as credits rather than deductions during the three months ended March 31, 2008, compared to the same period in the prior year.
Minority Interest
As of March 31, 2008, minority interest is primarily comprised of the portion of the Partnership’s capital and earnings that is applicable to the 49% limited partner interest in the Partnership not owned by us. See Note 2 to the Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Our unrestricted cash balance was $125.3 million at March 31, 2008, compared to $149.2 million at December 31, 2007. Working capital increased to $687.4 million at March 31, 2008 from $670.5 million at December 31, 2007. The increase in working capital was primarily attributable to an increase in accounts receivable and inventory, partially offset by an increase in billings on uncompleted contracts in excess of costs and estimated earnings.
Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the table below (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net cash provided by (used in) continuing operations:
Operating activities(1)	$112,417	$5,234
Investing activities	(131,609)	(64,043)
Financing activities	(8,806)	42,325
Discontinued Operations	2,632	—
Effect of exchange rate changes on cash and cash equivalents	1,470	133

Net change in cash and cash equivalents	$(23,896)	$(16,351)

(1)	Our net cash provided by operating activities for the three months ended March 31, 2008 includes Universal’s operations while our net cash provided by operating activities for the three months ended March 31, 2007 reflects only Hanover’s historical results of operations.
Operating Activities:  The increase in cash provided by operating activities for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to the inclusion of operating cash flows from Universal in the three months ended March 31, 2008 and changes in working capital.
Investing Activities:  The increase in cash used in investing activities during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily attributable to increased capital expenditures primarily due to our larger contract operations business after the merger, $25 million cash paid for an acquisition in the first quarter of 2008 and a $6.5 million increase in restricted cash.
Financing Activities:  The increase in cash used in financing activities during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily attributable to reduced needs for borrowings caused by increased cash flows from operating activities, partially offset by increased capital expenditures and the purchase of a business in the first quarter of 2008.
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
Long-Term Debt and Debt Refinancing:  Following the merger of Hanover and Universal, we completed a refinancing of a significant amount of our outstanding debt on the merger date. We entered into a $1.65 billion senior secured credit facility and a $1.0 billion asset-backed securitization facility. As a result of this and a subsequent refinancing, substantially all of the debt of Universal and Hanover outstanding on the merger date has been retired or redeemed, with the exception of Hanover’s convertible senior notes due 2014 and the Partnership’s credit facility. For more information regarding the refinancing and the repayment of debt, see Note 6 to the Financial Statements.

On August 20, 2007, we entered into a five-year credit agreement (the “Credit Agreement”) with various financial institutions as the lenders. The Credit Agreement consists of (a) a five-year revolving senior secured credit facility in the aggregate amount of $850 million, which includes a variable allocation for a Canadian tranche and the ability to issue letters of credit under the facility and (b) a six-year term loan senior secured credit facility, in the aggregate amount of $800 million with principal payments due on multiple dates through June 2013 (collectively, the “Credit Facility”). Subject to certain conditions, at our request and with the approval of the lenders, the aggregate commitments under the Credit Facility may be increased by an additional $400 million less certain adjustments, including the amount of any outstanding borrowing under the 2007 ABS Facility (described below) in excess of $800 million.
Borrowings under the Credit Agreement bear interest, if they are in U.S. dollars, at LIBOR or a Base Rate, at our option, plus an applicable margin or, if the borrowings are in Canadian dollars, at our option, at U.S. dollar LIBOR, U.S. dollar Base Rate or Canadian prime rate plus the applicable margin or the Canadian Dollar bankers’ acceptance rate. The applicable margin varies depending on the debt ratings of our senior secured indebtedness (i) in the case of LIBOR loans, from 0.65% to 1.75% or (ii) in the case of Base Rate or Canadian prime rate loans, from 0.0% to 0.75%. The applicable margin at March 31, 2008 was 0.825%. The Base Rate is the higher of the U.S. Prime Rate or the Federal Funds Rate plus 0.5%. At March 31, 2008, all amounts outstanding were LIBOR loans and the weighted average interest rate, excluding the effect of related cash flow hedges, was 4.0%.
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
As of March 31, 2008, we had $365.0 million in outstanding borrowings and $357.1 million in letters of credit outstanding under our revolving credit facility. Additional borrowings of up to approximately $127.9 million were available under that facility as of March 31, 2008.
On August 20, 2007, Exterran ABS entered into a $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”) and issued $400 million of Series 2007-1 notes under this facility. On September 18, 2007, an additional $400 million of Series 2007-1 notes (collectively with the August 20, 2007 issuance, the “Series 2007-1 Notes”) was issued under this facility. Interest and fees payable to the noteholders will accrue on the Series 2007-1 Notes at a variable rate consisting of LIBOR plus an applicable margin. For outstanding amounts up to $800 million, the applicable margin is 0.825%. For amounts outstanding over $800 million, the applicable margin is 1.35%. The weighted average interest rate at March 31, 2008 on the Series 2007-1 Notes, excluding the effect of related cash flow hedges, was 3.4%. The Series 2007-1 Notes are revolving in nature and are payable in July 2012. The amount outstanding at any time is limited to the lower of (i) 80% of the appraised value of the natural gas compression equipment owned by Exterran ABS and its subsidiaries, (ii) 4.5 times free cash flow or (iii) the amount calculated under an interest coverage test. The related indenture contains customary terms and conditions with respect to an issuance of asset-backed securities, including representations and warranties, covenants and events of default.
Repayment of the Series 2007-1 Notes has been secured by a pledge of all of the assets of Exterran ABS, consisting primarily of a fleet of natural gas compressors and related contracts to provide compression services to our customers. Under the 2007 ABS Facility, we had $15.6 million of restricted cash as of March 31, 2008.
The Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership (together with the Partnership, the “Partnership Borrowers”), entered into a senior secured credit agreement in 2006 (the “Partnership Credit Agreement”). The revolving credit facility under the Partnership Credit Agreement was expanded in 2007 and consists of a five-year $315 million revolving credit facility, which matures in October 2011. As of March 31, 2008, there was $217.0 million in outstanding borrowings under the revolving credit facility and $98.0 million was available for additional borrowings. Subject to certain conditions, at the request of the Partnership, and with the approval of the lenders, the aggregate commitments under the Partnership Credit Agreement may be increased by an additional $135 million (see Note 13 to the Financial Statements).
The Partnership’s revolving credit facility bears interest at a Base Rate or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on the Partnership’s Leverage Ratio, varies (i) in the case of LIBOR loans, from 1.0% to

2.0% or (ii) in the case of Base Rate loans, from 0.0% to 1.0%. The Base Rate is the higher of the U.S. Prime Rate or the Federal Funds Rate plus 0.5%. At March 31, 2008 all amounts outstanding were LIBOR loans and the applicable margin was 1.0%. The weighted average interest rate on the outstanding balance at March 31, 2008, excluding the effect of related cash flow hedges, was 5.6%.
Borrowings under the credit agreement are secured by substantially all of the personal property assets of the Partnership Borrowers. In addition, all of the capital stock of the Partnership’s U.S. restricted subsidiaries has been pledged to secure the obligations under the credit agreement.
Under the credit agreement, the Partnership Borrowers are subject to certain limitations, including limitations on their ability to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and distributions. The Partnership Borrowers are also subject to financial covenants which include a total leverage and an interest coverage ratio.
As of March 31, 2008, we had approximately $2.3 billion in outstanding debt obligations, consisting of $800.0 million outstanding under the 2007 ABS Facility, $800.0 million outstanding under our term loan, $365.0 million outstanding under our $850 million revolving credit facility, $143.8 million outstanding under our 4.75% convertible notes and $217.0 million outstanding under the Partnership’s revolving credit facility. During March 2008, we repaid our 4.75% Convertible Senior Notes due 2008 using funds from our revolving credit facility. We were in compliance with our debt covenants as of March 31, 2008. We have entered into interest rate swap agreements related to a portion of our variable rate debt. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of our interest rate swap agreements.
The interest rate we pay under our Credit Agreement can be affected by changes in our credit rating. As of March 31, 2008, our credit ratings as assigned by Moody’s and Standard & Poor’s were:

Standard
	Moody’s	& Poor’s
Outlook	Stable	Stable
Corporate Family Rating	Ba2	BB
Exterran Senior Secured Credit Facility	Ba2	BB+
4.75% convertible senior notes due 2014	—	BB
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
Stock Repurchase Program.  On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. See further discussion of the stock repurchase program in Note 9 to the Financial Statements. We did not repurchase any shares of our common stock during the period January 1, 2008 through March 31, 2008.
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
Under the terms of the partnership agreement, there is no guarantee that unitholders will receive quarterly distributions from the Partnership. The Partnership’s distribution policy, which may be changed at anytime, is subject to certain restrictions, including (1) restrictions contained in the Partnership’s $315 million revolving credit facility, (2) the Partnership’s general partner’s establishment of reserves to fund future operations or cash distributions to the Partnership’s unitholders, (3) restrictions contained in the Delaware Revised Uniform Limited Partnership Act and (4) the Partnership’s lack of sufficient cash to pay distributions.
Through our ownership of common and subordinated units and all of the equity interests in the general partner of the Partnership, we expect to receive cash distributions from the Partnership. Our rights to receive distributions of cash from the Partnership as holder of subordinated units are subordinated to the rights of the common unitholders to receive such distributions.
On February 14, 2008, the Partnership distributed approximately $7.3 million, including distributions to its general partner on its incentive distribution rights, or $0.425 per limited partner unit, covering the period from October 1, 2007 through December 31, 2007. On April 28, 2008, the board of directors of the general partner of the Partnership approved a cash distribution of approximately $7.3 million, including distributions to its general partner on its incentive distribution rights, or $0.425 per limited partner unit, covering the period from January 1, 2008 through March 31, 2008. The record date for this distribution is May 9, 2008 and payment is expected to occur on May 14, 2008.
NEW ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements that may affect us, please see Note 11 to the Financial Statements.
NON-GAAP FINANCIAL MEASURE
We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our selling, general and administrative activities, the impact of our financing methods and income taxes. Depreciation expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.
Gross margin has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense and selling, general and administrative expense. Each of these excluded expenses is material to our consolidated results of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and selling, general and administrative expenses are necessary costs to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.
For a reconciliation of gross margin to net income, see Note 12 to the Financial Statements.
OFF-BALANCE SHEET ARRANGEMENTS
We have agreed to guarantee certain obligations of indebtedness of the SIMCO/Harwat Consortium, a joint venture in which we own a 35.5% interest, and of El Furrial, a joint venture in which we own a 33.3% interest. Each of these joint ventures is our non-consolidated affiliate, and our guarantee obligations are not recorded on our accompanying balance sheet. In each case, our guarantee obligation is a percentage of the guaranteed debt of the non-consolidated affiliate equal to our ownership percentage in such affiliate. At March 31, 2008, we have guaranteed approximately $23 million of the debt of the El Furrial joint venture. Our obligation to perform under the guarantees arises only in the event that our non-consolidated affiliate defaults under the agreements governing the indebtedness. We currently have no reason to believe that either of these non-consolidated affiliates will default on its indebtedness. For more information on these off-balance sheet arrangements, see Note 10 to the Financial Statements and Note 8 to the Consolidated Financial Statements included in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Variable Rate Debt
We are exposed to market risk due to variable interest rates under our financing arrangements.
As of March 31, 2008, after taking into consideration interest rate swaps, we had approximately $797.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1.0% increase in interest rates would result in an annual increase in our interest expense of approximately $8.0 million.
Interest Rate Swap Arrangements
We are a party to interest rate swap agreements that are recorded at fair value in our financial statements. We do not use derivative financial instruments for trading or other speculative purposes. A change in the underlying interest rates may also result in a change in their recorded value.
The following table summarizes, by individual hedge instrument, our interest rate swaps as of March 31, 2008 (dollars in thousands):

					Fair Value of
		Floating Rate to be	Notional		Swap at
Fixed Rate to be Paid	Maturity Date	Received	Amount		March 31, 2008
4.035%	March 31, 2010	Three Month LIBOR	$50,000	(1)	$(856)
4.007%	March 31, 2010	Three Month LIBOR	50,000	(1)	(840)
3.990%	March 31, 2010	Three Month LIBOR	50,000	(1)	(830)
4.037%	March 31, 2010	Three Month LIBOR	50,000	(1)	(857)
4.675%	August 20, 2012	One Month LIBOR	151,882	(2)	(11,598)
4.744%	July 20, 2012	One Month LIBOR	226,482	(2)	(17,605)
4.668%	July 20, 2012	One Month LIBOR	150,000	(2)	(11,335)
5.210%	January 20, 2013	One Month LIBOR	58,706	(2)	(3,814)
4.450%	September 20, 2019	One Month LIBOR	41,818	(2)	(1,830)
5.020%	September 20, 2019	One Month LIBOR	51,112	(2)	(4,199)
5.275%	December 1, 2011	Three Month LIBOR	125,000		(10,322)
5.343%	October 20, 2011	Three Month LIBOR	40,000		(3,472)
5.315%	October 20, 2011	Three Month LIBOR	40,000		(3,432)
3.080%	January 28, 2011	Three Month LIBOR	50,000		(87)
3.075%	January 28, 2011	Three Month LIBOR	50,000		(87)
3.062%	January 28, 2011	Three Month LIBOR	50,000		(87)
3.100%	January 28, 2011	Three Month LIBOR	50,000		(87)
3.065%	January 28, 2011	Three Month LIBOR	50,000		(87)
3.072%	January 28, 2011	Three Month LIBOR	50,000		(87)

(1)	These swaps amortize ratably over the life of the swap.

(2)	Certain of these swaps amortize while the notional amounts of others increase in corresponding amounts to maintain a consistent outstanding notional amount of $680 million.
All of the swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” so that any change in their fair values is recognized as a component of comprehensive income or loss and is included in accumulated other comprehensive income or loss. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine if the swap agreements are still effective and to calculate any ineffectiveness. For the three months ended March 31, 2008, we recorded approximately $0.8 million of interest expense due to the ineffectiveness related to these swaps.
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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2008. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
Changes in Internal Control over Financial Reporting
Subsequent to the merger between Hanover and Universal, we commenced a project to transition a substantial portion of Universal’s U.S. based operations from its pre-merger enterprise resource planning (“ERP”) system, which includes its financial reporting software such as its general ledger, onto our existing ERP system. The conversion was implemented in February 2008 and had a material effect on our internal controls over financial reporting in the quarter ended March 31, 2008.

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
Item 1A. Risk Factors
There have been no material changes in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.1 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

2.2	Amendment No. 1, dated as of June 25, 2007, to Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Exterran Holdings, Inc. (formerly Iliad Holdings, Inc.), Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.2 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

2.3	Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC, UCLP Leasing LLC and Universal Compression Partners, L.P., incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc. Current Report on Form 8-K filed July 11, 2007

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

3.2	Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

4.1	First Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and Wilmington Trust Company, as Trustee, for the 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 10.14 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

4.2	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.1*	Form of Directors’ Non-Qualified Stock Option Award Notice

10.2*	Form of Directors’ Restricted Stock Award Notice

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTERRAN HOLDINGS, INC.
Date: May 8, 2008
	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President, Accounting and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.1 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

2.2	Amendment No. 1, dated as of June 25, 2007, to Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Exterran Holdings, Inc. (formerly Iliad Holdings, Inc.), Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.2 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

2.3	Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC, UCLP Leasing LLC and Universal Compression Partners, L.P., incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc. Current Report on Form 8-K filed July 11, 2007

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

3.2	Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

4.1	First Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and Wilmington Trust Company, as Trustee, for the 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 10.14 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

4.2	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.1*	Form of Directors’ Non-Qualified Stock Option Award Notice

10.2*	Form of Directors’ Restricted Stock Award Notice

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.