Form 10-Q
period 2008-06-30
EXTERRAN HOLDINGS INC.
filed 2008-08-06
CIK 1389050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
Commission File No. 001-33666
EXTERRAN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	74-3204509 (I.R.S. Employer Identification No.)

16666 Northchase Drive Houston, Texas (Address of principal executive offices)	77060 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the Common Stock of the registrant outstanding as of July 31, 2008: 65,769,491 shares.

PART I. UNAUDITED FINANCIAL INFORMATION
Item 1. Financial Statements
EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except for par value and share amounts)
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$113,393	$149,224
Restricted cash	15,066	9,133
Accounts receivable, net of allowance of $12,247 and $10,846, respectively	528,027	516,072
Inventory, net	433,489	411,436
Costs and estimated earnings in excess of billings on uncompleted contracts	190,463	203,932
Current deferred income taxes	42,262	41,648
Other current assets	159,703	145,159

Total current assets	1,482,403	1,476,604
Property, plant and equipment, net	3,616,355	3,533,505
Goodwill, net	1,460,482	1,455,881
Intangible and other assets	310,596	311,457
Investments in non-consolidated affiliates	99,694	86,076

Total assets	$6,969,530	$6,863,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$91	$997
Accounts payable, trade	227,637	221,391
Accrued liabilities	274,489	326,163
Advance billings	182,221	169,830
Billings on uncompleted contracts in excess of costs and estimated earnings	142,249	87,741

Total current liabilities	826,687	806,122
Long-term debt	2,272,996	2,332,927
Other liabilities	141,329	89,012
Deferred income taxes	299,536	281,898

Total liabilities	3,540,548	3,509,959
Commitments and contingencies (Note 9)
Minority interest	189,254	191,304
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized; 67,083,813 and 66,574,419 shares issued, respectively	672	666
Additional paid-in capital	3,333,527	3,317,321
Accumulated other comprehensive income	4,203	13,004
Retained earnings (accumulated deficit)	2,298	(68,733)
Treasury stock, 1,325,901 and 1,287,237 common shares, at cost, respectively	(100,972)	(99,998)

Total stockholders’ equity	3,239,728	3,162,260

Total liabilities and stockholders’ equity	$6,969,530	$6,863,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
North America contract operations	$194,607	$99,562	$393,683	$199,197
International contract operations	125,854	69,645	245,746	136,936
Aftermarket services	97,706	49,835	181,878	97,136
Fabrication	394,044	275,487	730,993	509,238

	812,211	494,529	1,552,300	942,507

Expenses:
North America contract operations	86,303	41,376	174,591	81,358
International contract operations	48,128	27,675	87,513	50,980
Aftermarket services	76,681	37,184	143,608	73,815
Fabrication	355,284	223,903	619,027	417,406
Selling, general and administrative	95,339	54,300	185,026	104,206
Merger and integration expenses	1,543	3,065	5,982	3,389
Depreciation and amortization	92,415	51,364	182,864	100,852
Fleet impairment	—	—	1,450	—
Interest expense	30,105	28,182	63,325	56,454
Equity in income of non-consolidated affiliates	(6,962)	(6,279)	(13,055)	(11,962)
Other (income) expense, net	(8,612)	(8,467)	(21,611)	(16,064)

	770,224	452,303	1,428,720	860,434

Income before income taxes and minority interest	41,987	42,226	123,580	82,073
Provision for income taxes	17,084	16,162	47,061	30,607
Minority interest, net of tax	3,243	—	5,886	—

Income from continuing operations	21,660	26,064	70,633	51,466
Gain on sale of discontinued operation, net of tax	—	—	398	—

Net income	$21,660	$26,064	$71,031	$51,466

Weighted average common and equivalent shares outstanding:
Basic	65,217	34,414	65,125	34,005

Diluted	65,904	38,368	67,362	38,294

Basic Earnings per share:
Income from continuing operations	$0.33	$0.76	$1.08	$1.51
Income from discontinued operations	—	—	0.01	—

Net income	$0.33	$0.76	$1.09	$1.51

Diluted Earnings per share:
Income from continuing operations	$0.33	$0.71	$1.07	$1.41
Income from discontinued operations	—	—	—	—

Net income	$0.33	$0.71	$1.07	$1.41

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands of dollars)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$21,660	$26,064	$71,031	$51,466
Other comprehensive income, net of tax:
Change in fair value of derivative financial instruments	28,952	—	3,748	—
Foreign currency translation adjustment	(6,276)	1,209	(12,549)	1,837

Comprehensive income	$44,336	$27,273	$62,230	$53,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$71,031	$51,466
Adjustments:
Depreciation and amortization	182,864	100,852
Fleet impairment	1,450	—
Deferred financing cost amortization	1,720	2,816
Income from discontinued operations, net of tax	(398)	—
Minority interest	5,886	—
Bad debt expense	1,616	1,000
Gain on sale of property, plant and equipment	(1,983)	(3,263)
Equity in income of non-consolidated affiliates, net of dividends received	(13,055)	(6,379)
Interest rate swaps	372	—
Gain on remeasurement of intercompany balances	(8,964)	(192)
Net realized gain on trading securities	(6,198)	(10,313)
Stock compensation expense	9,079	6,190
Sales of trading securities	16,118	23,593
Purchases of trading securities	(9,920)	(13,280)
Deferred income taxes	11,733	5,788
Changes in assets and liabilities, net of acquisition:
Accounts receivable and notes	(8,036)	(67,375)
Inventory	(26,136)	(9,493)
Costs and estimated earnings versus billings on uncompleted contracts	72,441	1,402
Prepaid and other current assets	(13,062)	(6,175)
Accounts payable and other liabilities	(54,071)	7,176
Advance billings	51,313	(37,180)
Other	(2,980)	(3,806)

Net cash provided by continuing operations	280,820	42,827
Net cash provided by discontinued operations	—	—

Net cash provided by operating activities	280,820	42,827

Cash flows from investing activities:
Capital expenditures	(256,239)	(142,197)
Proceeds from sale of property, plant and equipment	26,251	21,223
Cash paid for business acquisition	(24,925)	—
Cash invested in non-consolidated affiliates	—	(3,095)
Increase in restricted cash	(5,933)	—

Net cash used in continuing activities	(260,846)	(124,069)
Net cash provided by discontinued operations	2,632	—

Net cash used in investing activities	(258,214)	(124,069)

Cash flows from financing activities:
Borrowings on revolving credit facilities	339,000	198,400
Repayments on revolving credit facilities	(207,000)	(144,400)
Repayments of convertible senior notes due 2008	(192,000)	—
Repayments of other debt, net	(848)	(615)
Payments for debt issue costs	(538)	—
Proceeds from stock options exercised	4,738	5,813
Proceeds from stock issued pursuant to our employee stock purchase plan	2,465	—
Purchase of treasury stock	(975)	—
Stock-based compensation excess tax benefit	556	1,576
Distributions to non-controlling partners in Exterran Partners, L.P.	(7,088)	—

Net cash provided by (used in) continuing operations	(61,690)	60,774
Net cash provided by discontinued operations	—	—

Net cash provided by (used in) financing activities	(61,690)	60,774

Effect of exchange rate changes on cash and equivalents	3,253	966

Net decrease in cash and cash equivalents	(35,831)	(19,502)
Cash and cash equivalents at beginning of period	149,224	73,286

Cash and cash equivalents at end of period	$113,393	$53,784

Supplemental disclosure of non-cash transactions:
Conversion of debt to common stock	$—	$84,392

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
The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted income per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding—used in basic income per common share	65,217	34,414	65,125	34,005
Net dilutive potential common stock issuable:
On exercise of options and vesting of restricted stock and restricted stock units	679	559	671	524
On settlement of employee stock purchase plan shares	8	—	9	—
On conversion of convertible senior notes due 2008	—	**	**	**
On conversion of convertible junior subordinated notes due 2029	—	280	—	650
On conversion of convertible senior notes due 2014	**	3,115	1,557	3,115

Weighted average common shares and dilutive potential common shares—used in diluted income per common share	65,904	38,368	67,362	38,294

**	Excluded from diluted income per common share as the effect would have been anti-dilutive.

Net income for the diluted earnings per share calculation for the three and six months ended June 30, 2008 is adjusted to add back interest expense and amortization of financing costs totaling zero and $1.2 million, respectively, net of tax, relating to our convertible senior notes due 2014. Net income for the diluted earnings per share calculation for the three and six months ended June 30, 2007 is adjusted to add back interest expense and amortization of financing costs totaling $1.2 million and $2.7 million, respectively, net of tax, relating to our convertible senior notes due 2014 and convertible subordinated notes due 2029.
The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	179	9	179	9
On conversion of convertible senior notes due 2014	3,115	—	1,557	—
On conversion of convertible senior notes due 2008	—	1,420	601	1,420

Net dilutive potential common shares issuable	3,294	1,429	2,337	1,429

Stock Options and Stock-based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost recognized beginning in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value, and (b) compensation cost for any share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.
Other (income) expense, net
Other (income) expense, net is primarily comprised of gains and losses on foreign currency translation adjustments and on the sale of assets and trading securities.
Minority Interest
As of June 30, 2008, minority interest is primarily comprised of the portion of Exterran Partners, L.P.’s (together with its subsidiaries, the “Partnership”) capital and earnings that is applicable to the 49% limited partner interest in the Partnership we do not own (see further discussion of the Partnership in Note 2, below).
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

2. BUSINESS COMBINATIONS
On August 20, 2007, pursuant to the merger agreement dated as of February 5, 2007, as amended, by and among us, Hanover, Universal, Hector Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, and Ulysses Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, Ulysses Sub, Inc. merged with and into Universal and Hector Sub, Inc. merged with and into Hanover. As a result of the merger, each of Universal and Hanover became our wholly-owned subsidiary. Immediately following the completion of the merger, Universal merged with and into us.
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
The total preliminary purchase price of Universal was $2.1 billion, including the fair value of Universal stock options assumed and acquisition related transaction costs. Assets acquired and liabilities assumed were recorded at their fair values as of August 20, 2007. The purchase price has been calculated as follows:

Number of shares of Universal common stock outstanding at August 20, 2007	30,273,866
Conversion ratio	1.0
Number of shares of Exterran that were issued	30,273,866
Assumed market price of an Exterran share that was issued(1)	$66.18

Aggregate value of the Exterran shares that were issued	$2,003,524,000
Fair value of vested and unvested Universal stock options outstanding as of August 20, 2007, which were converted into options to purchase Exterran common stock(2)	67,574,000
Capitalizable transaction costs	11,469,000

Preliminary purchase price	$2,082,567,000

(1)	The stock price is based on the average close price of Hanover’s stock for the two days before and through the two days after the announcement of the merger on February 5, 2007, divided by the exchange ratio.

(2)	The majority of Universal’s stock options and stock-based compensation vested upon consummation of the merger.
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

The table below indicates the preliminary purchase price allocation to Universal’s net tangible and identifiable intangible assets based on their estimated fair values as of August 20, 2007 (in thousands):

Preliminary
Fair Value
Current assets	$491,556
Property, plant and equipment	1,622,451
Goodwill	1,282,844
Intangible and other assets	274,664
Current liabilities	(323,579)
Long-term debt	(812,969)
Deferred income taxes	(237,686)
Other long-term liabilities	(22,254)
Minority interest	(192,460)

Preliminary purchase price	$2,082,567

Goodwill and Intangible Assets Acquired
The preliminary amount of goodwill of $1,282.8 million resulting from the merger is considered to have an indefinite life and will not be amortized. Instead, goodwill will be reviewed for impairment annually or more frequently if indicators of impairment exist. Approximately $91.5 million of the goodwill is expected to be deductible for U.S. federal income tax purposes.
The preliminary amount of finite life intangible assets includes $188.0 million and $54.4 million associated with customer relationships and contracts, respectively. The intangible assets for customer relationships and contracts are being amortized through 2024 and 2015, respectively, based on the present value of expected income to be realized from these assets. Finite life intangible assets also include $12.2 million for the Universal backlog that existed on the date of the merger and is being amortized over 15 months.
Exterran Partners, L.P.
As a result of the merger, we became the indirect majority owner of the Partnership. The Partnership is a master limited partnership that was formed to provide natural gas contract operations services to customers throughout the U.S. In October 2006, the Partnership completed its initial public offering, as a result of which the common units owned by the public represented a 49% limited partner ownership interest in the Partnership and Universal owned the remaining equity interest in the Partnership. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be our primary growth vehicle for the U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash and/or additional interests in the Partnership. As of June 30, 2008, the Partnership had a fleet of approximately 1,781 compressor units comprising approximately 742,000 horsepower, or 17% (by available horsepower) of our and the Partnership’s combined total U.S. horsepower.
We are party to an omnibus agreement with the Partnership and others (as amended and restated, the “Omnibus Agreement”), the terms of which include, among other things, our agreement to provide to the Partnership operational staff, corporate staff and support services; sales to the Partnership of newly fabricated equipment; transfers between the Partnership and us of compression equipment and an agreement by us to provide caps on the amount of cost of sales and selling, general and administrative costs that the Partnership must pay.
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

	Three months	Six months
	ended	ended
	June 30, 2007
Total revenues	$821,059	$1,512,504

Net income	$53,162	$92,798

Basic income per common share	$0.83	$1.45

Diluted income per common share	$0.78	$1.38

In January 2008, we acquired GLR Solutions LTD. (“GLR”), a Canadian provider of water treatment products for the upstream petroleum and other industries, for approximately $25 million plus certain working capital adjustments and contingent payments of up to $22 million (Canadian) based on the performance of GLR over each of the three years ending December 31, 2010. Under the purchase method of accounting, the total preliminary purchase price was allocated to GLR’s net tangible and intangible assets based on their estimated fair value at the purchase date. This allocation resulted in preliminary amounts of goodwill and intangible assets of $12.5 million and $15.3 million, respectively. The intangible assets for customer relationships and patents are being amortized through 2027 based on the present value of expected income to be realized from these assets. The intangible assets for non-compete agreements and backlog will be amortized over five years and one year, respectively. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date, in accordance with GAAP.
3. INVENTORY
Inventory, net of reserves, consisted of the following amounts (in thousands):

	June 30,	December 31,
	2008	2007
Parts and supplies	$266,053	$246,540
Work in progress	144,425	139,956
Finished goods	23,011	24,940

Inventory, net of reserves	$433,489	$411,436

As of June 30, 2008 and December 31, 2007, we had inventory reserves of approximately $19.8 million and $21.5 million, respectively.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Compression equipment, facilities and other fleet assets	$4,517,944	$4,359,936
Land and buildings	194,127	175,925
Transportation and shop equipment	170,962	147,797
Other	88,985	72,395

	4,972,018	4,756,053
Accumulated depreciation	(1,355,663)	(1,222,548)

Property, plant and equipment, net	$3,616,355	$3,533,505

During the first quarter of 2008, management identified certain fleet units that will not be used in our contract operations business in the future. We compared the expected proceeds from the disposition to determine the fair value for the fleet assets we will no longer utilize in our operations. The net book value of these assets exceeded the fair value by $1.5 million, and this difference was recorded as a long-lived asset impairment in the first quarter of 2008. The impairment is recorded in fleet impairment expense in the condensed consolidated statements of operations.

5. DEBT
Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Revolving credit facility due August 2012	$312,000	$180,000
Term loan	800,000	800,000
2007 ABS Facility notes due 2012	800,000	800,000
Partnership’s revolving credit facility due 2011	217,000	217,000
4.75% convertible senior notes due 2008	—	192,000
4.75% convertible senior notes due 2014	143,750	143,750
Other, interest at various rates, collateralized by equipment and other assets	337	1,174

	2,273,087	2,333,924
Less current maturities	(91)	(997)

Long-term debt	$2,272,996	$2,332,927

On August 20, 2007, we entered into a credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement consists of (a) a five-year revolving credit facility in the aggregate amount of $850 million, which includes a variable allocation for a Canadian tranche and (b) a six-year term loan credit facility, in the aggregate amount of $800 million (collectively, the “Credit Facility”). Subject to certain conditions, at our request and with the approval of the lenders, the aggregate commitments under the Credit Facility may be increased by an additional $400 million less certain adjustments.
As of June 30, 2008, we had $312.0 million in outstanding borrowings and $325.8 million in letters of credit outstanding under our revolving credit facility. Additional borrowings of up to approximately $212.2 million were available under that facility as of June 30, 2008.
Borrowings under the Credit Agreement bear interest, if they are in U.S. dollars, at our option, at a base rate or LIBOR plus an applicable margin, as defined in the agreement. At June 30, 2008, all amounts outstanding were LIBOR loans. The applicable margin at June 30, 2008 was 0.825%. The weighted average interest rate at June 30, 2008 on the outstanding balance, excluding the effect of related cash flow hedges, was 3.6%.
On August 20, 2007, our wholly-owned subsidiary Exterran ABS 2007 LLC entered into a $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”) and issued $400 million in notes under this facility. On September 18, 2007, we issued an additional $400 million in notes under this facility. Interest will accrue on these notes at a variable rate consisting of LIBOR plus an applicable margin. For outstanding amounts up to $800 million, the applicable margin is 0.825%. For amounts outstanding over $800 million, the applicable margin is 1.35%. The weighted average interest rate at June 30, 2008 on these notes, excluding the effect of related cash flow hedges, was 3.3%.
Our 4.75% Convertible Senior Notes due 2008 were repaid using funds from our revolving credit facility in March 2008.
The Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership, entered into a senior secured credit agreement in 2006. The five year revolving credit facility under the credit agreement was expanded in 2007 from $225 million to $315 million and matures in October 2011. As of June 30, 2008, there were $217.0 million in outstanding borrowings under the Partnership’s revolving credit facility and $98.0 million was available for additional borrowings.
The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin, as defined in the agreement. At June 30, 2008 all amounts outstanding were LIBOR loans and the applicable margin was 1.0%. The weighted average interest rate on the outstanding balance at June 30, 2008, excluding the effect of related cash flow hedges, was 3.8%.
In May 2008, the Partnership entered into an amendment to its senior secured credit agreement that increased the aggregate commitments under that facility to provide for a $117.5 million term loan facility. The $117.5 million term loan was funded during July 2008 and an additional $58.3 million was drawn on the Partnership’s revolving credit facility, which together, were used to repay the debt assumed by the Partnership concurrent with the closing of the July 2008 Contract Operations Acquisition (as defined in Note 13 below) and to pay other costs incurred. The $117.5 million term loan is non-amortizing but must be repaid with the net proceeds from any equity offerings of the Partnership until paid in full. All amounts outstanding under the senior secured credit facility mature in October 2011. Subject to certain conditions, at the Partnership’s request and with the approval of the lenders, the aggregate commitments under the senior secured credit facility may be increased by an additional $17.5 million. This amount will be increased on a dollar-for-dollar basis with each repayment under the term loan facility.
The term loan bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on its leverage ratio, varies (i) in the case of LIBOR loans, from 1.5% to 2.5% or (ii) in the case of base rate loans, from 0.5% to 1.5%, with initial pricing set at LIBOR plus 2.0%. Borrowings under the term loan will be subject to the same credit agreement and covenants as the Partnership’s revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings of the Partnership, on a dollar-for-dollar basis.
We were in compliance with our debt covenants as of June 30, 2008.
6. ACCOUNTING FOR DERIVATIVES
We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We also use derivative financial instruments to minimize the risks caused by currency fluctuations in certain foreign currencies. We do not use derivative financial instruments for trading or other speculative purposes. Cash flows from hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.
As a result of the merger, we assumed ten interest rate swaps with a total notional amount of $528.4 million as of June 30, 2008 that we designated as cash flow hedges to hedge the risk of variability of LIBOR based interest rate payments related to variable rate debt.
In September 2007, we entered into three interest rate swaps that we designated as cash flow hedges to hedge the risk of variability of LIBOR interest rate payments related to variable rate debt. The three swap agreements have notional amounts as of June 30, 2008 of $152.8 million, $228.8 million and $150.0 million, respectively.
In January 2008, we entered into six interest rate swaps that we designated as cash flow hedges to hedge the risk of variability of LIBOR interest rate payments related to variable rate debt. The six swap agreements each have notional amounts as of June 30, 2008 of $50.0 million.
In April 2008, we entered into a foreign currency economic hedge to reduce our foreign exchange risk associated with cash flows we will receive under a contract in Kuwaiti Dinars. This economic hedge did not qualify for hedge accounting treatment. At June 30, 2008, the remaining notional amount of the derivative was approximately 19.3 million Kuwaiti Dinars. Gains and losses on this foreign currency hedge are included in other (income) expense, net in our condensed consolidated statements of operations. The fair value of this derivative at June 30, 2008 was a liability of $0.8 million.

The following table summarizes, by individual hedge instrument, our interest rate swaps as of June 30, 2008 (dollars in thousands):

					Fair Value of
		Floating Rate to be	Notional		Swap at
Fixed Rate to be Paid	Maturity Date	Received	Amount		June 30, 2008
4.035%	March 31, 2010	Three Month LIBOR	$43,750	(1)	$(377)
4.007%	March 31, 2010	Three Month LIBOR	43,750	(1)	(365)
3.990%	March 31, 2010	Three Month LIBOR	43,750	(1)	(358)
4.057%	March 31, 2010	Three Month LIBOR	43,750	(1)	(378)
4.675%	August 20, 2012	One Month LIBOR	152,822	(2)	(3,819)
4.744%	July 20, 2012	One Month LIBOR	228,815	(2)	(6,441)
4.668%	July 20, 2012	One Month LIBOR	150,000	(2)	(3,651)
5.210%	January 20, 2013	One Month LIBOR	56,603	(2)	(2,041)
4.450%	September 20, 2019	One Month LIBOR	40,909	(2)	(329)
5.020%	October 20, 2019	One Month LIBOR	50,851	(2)	(1,828)
5.275%	December 1, 2011	Three Month LIBOR	125,000	(3)	(5,311)
5.343%	October 20, 2011	Three Month LIBOR	40,000	(3)	(1,898)
5.315%	October 20, 2011	Three Month LIBOR	40,000	(3)	(1,864)
3.080%	January 28, 2011	Three Month LIBOR	50,000		686
3.075%	January 28, 2011	Three Month LIBOR	50,000		693
3.062%	January 28, 2011	Three Month LIBOR	50,000		699
3.100%	January 28, 2011	Three Month LIBOR	50,000		655
3.065%	January 28, 2011	Three Month LIBOR	50,000		696
3.072%	January 28, 2011	Three Month LIBOR	50,000		697

			$1,360,000		$(24,534)

(1)	These swaps amortize ratably over the life of the swap.

(2)	Certain of these swaps amortize while the notional amounts of others increase in corresponding amounts to maintain a consistent outstanding notional amount of $680 million.

(3)	These swaps are expected to offset changes in expected cash flows due to fluctuations in the variable rate of the Partnership’s revolving credit facility.
Interest rate swap balances as of June 30, 2008 are presented in the accompanying condensed consolidated balance sheet as follows (in thousands):

June 30,
2008
Other current assets	$523
Intangibles and other assets	3,707
Accrued liabilities	(13,887)
Other liabilities	(14,877)

Net interest rate swap balance	$(24,534)

We have designated these interest rate swaps as cash flow hedging instruments pursuant to the criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), so that any change in their fair values is recognized as a component of comprehensive income or loss and is included in accumulated other comprehensive income or loss to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine if the swap agreements are still effective and to calculate any ineffectiveness. For the three and six months ended June 30, 2008, we recorded approximately $0.8 million and $1.6 million, respectively, of interest expense due to the ineffectiveness related to these swaps.
The counterparties to our derivative agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

7. FAIR VALUE OF DERIVATIVES
SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. We have performed an analysis of our interest rate swaps and the foreign currency economic hedge to determine the significance and character of all inputs to their fair value determination. Based on this assessment, the adoption of the required portions of this standard did not have a material effect on our net asset values. However, the adoption of the standard does require us to provide additional disclosures about the inputs we use to develop the measurements and the effect of certain measurements on changes in net assets for the reportable periods as contained in our periodic filings.
SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories.
•	Level 1 – Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement.
•	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or prices vary substantially over time or among brokered market makers.
•	Level 3 – Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect our own assumptions regarding how market participants would price the asset or liability based on the best available information.
The following table summarizes the valuation of our derivatives under SFAS No. 157 pricing levels as of June 30, 2008 (in thousands):

	As of June 30, 2008
		Quoted
		market
		prices in	Significant	Significant
		active	other	unobservable
		markets	observable	inputs
	Total	(Level 1)	inputs (Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(24,534)	$—	$(24,534)	$—
Foreign currency derivative asset (liability)	(804)	—	(804)	—
Our interest rate swaps and our foreign currency derivative are recorded at fair value utilizing a combination of the market and income approach to fair value. We used discounted cash flows and market based methods to compare similar derivative instruments.
8. STOCK-BASED COMPENSATION
At the time of the merger, each outstanding share of restricted stock and each stock option granted prior to the date of the merger agreement under the Hanover equity incentive plans, whether vested or unvested, was fully vested. Stock options granted under the Hanover equity incentive plans outstanding on the merger date were converted into options to acquire a number of shares of Exterran common stock equal to the number of shares of Hanover common stock subject to that stock option immediately before the merger multiplied by 0.325, and at a price per share of Exterran common stock equal to the price per share under the Hanover option divided by 0.325. Similarly, each outstanding stock option granted prior to the date of the merger agreement under the Universal equity incentive plans (other than options to purchase Universal common stock under the Universal employee stock purchase plan), whether vested or unvested, was fully vested. Stock options granted under the Universal equity incentive plans outstanding on the merger date were converted into options to acquire the same number of shares of Exterran common stock at the same price per share. There was no stock-based compensation cost capitalized during the three and six months ended June 30, 2008 or 2007.

Stock Incentive Plan
On August 20, 2007, we adopted the Exterran Holdings, Inc. 2007 Stock Incentive Plan (the “2007 Plan”), which was previously approved by the stockholders of each of Hanover and Universal. The 2007 Plan provides for the granting of stock-based awards in the form of options, restricted stock, restricted stock units, stock appreciation rights and performance awards to our employees and directors. Under the 2007 Plan, the aggregate number of shares of common stock that may be issued shall not exceed 4,750,000. Grants of options and stock appreciation rights count as one share against the aggregate share limit, and grants of restricted stock and restricted stock units count as two shares against the aggregate share limit. Awards granted under the 2007 Plan that are subsequently cancelled, terminated or forfeited remain available for future grant. Option grants under the 2007 Plan expire no later than seven years from the date of grant. The 2007 Plan allows participants to sell shares to us upon vesting of restricted stock at the current market price to cover the minimum level of taxes required to be withheld on the vesting date. We purchased $1.0 million of our shares from participants during 2008. The 2007 Plan is administered by the compensation committee of our board of directors (“Compensation Committee”).
Stock Options
Under the 2007 Plan, stock options are granted at fair market value at the date of grant, are exercisable in accordance with the vesting schedule established by the Compensation Committee in its sole discretion and expire no later than seven years after the date of grant. Options generally vest 33 1/3% on each of the first three anniversaries of the grant date.
The weighted average fair value at date of grant for options granted during the six months ended June 30, 2008 was $18.88, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Six Months
Ended
June 30,
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
The following table presents stock option activity for the six months ended June 30, 2008 (in thousands, except per share data and remaining life in years). The number of stock options and related exercise prices have been adjusted to reflect the exchange ratio in the merger.

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life	Value
Options outstanding, December 31, 2007	1,798	$36.37
Granted	414	67.30
Exercised	(160)	30.70
Cancelled	(11)	60.51

Options outstanding, June 30, 2008	2,041	$42.99	5.5	$44,016

Options exercisable, June 30, 2008	1,500	$33.36	5.1	$46,759

Intrinsic value is the difference between the market value of our stock and exercise price of each option multiplied by the number of options outstanding. The total intrinsic value of stock options exercised during the six months ended June 30, 2008 and 2007 was $6.3 million and $7.4 million, respectively. As of June 30, 2008, $10.0 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over the weighted-average period of 2.5 years.
Restricted Stock
For grants of restricted stock and stock-settled restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the date of grant. Common stock subject to restricted stock grants generally vests 33 1/3% on each of the first three anniversaries of the grant date.
The following table presents restricted stock activity for the six months ended June 30, 2008 (shares in thousands).

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Non-vested restricted stock, December 31, 2007	299	$71.52
Granted	383	67.41
Vested	(86)	71.31
Cancelled	(26)	69.51

Non-vested restricted stock, June 30, 2008	570	$68.94

As of June 30, 2008, $31.5 million of unrecognized compensation cost related to non-vested restricted stock is expected to be recognized over the weighted-average period of 2.4 years.
Partnership Unit Options
As of June 30, 2008, the Partnership had 591,429 outstanding unit options. During the six months ended June 30, 2008 and 2007, no unit options were granted or exercised. During the six months ended June 30, 2008, 2,143 unit options were cancelled. As of June 30, 2008, $0.2 million of unrecognized compensation cost related to non-vested unit options is expected to be recognized over the weighted-average period of 0.5 years.
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
As of June 30, 2008, the Partnership had 53,742 outstanding phantom units. During the six months ended June 30, 2008, 44,310 phantom units were granted with a weighted average grant-date fair value of $32.22 per phantom unit. The phantom units outstanding at June 30, 2008 vest and settle on various dates ranging from January 2009 to March 2011 and have various contractual lives. As of June 30, 2008, no phantom units were exercisable. As of June 30, 2008, $1.4 million of unrecognized compensation cost related to non-vested phantom units is expected to be recognized over the weighted-average period of 2.4 years.
9. COMMITMENTS AND CONTINGENCIES
We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	June 30, 2008
Indebtedness of non-consolidated affiliates:
El Furrial (1)	2013	$22,014
Other:
Performance guarantees through letters of credit (2)	2008-2012	314,290
Standby letters of credit	2008-2011	26,711
Commercial letters of credit	2008-2009	8,161
Bid bonds and performance bonds (2)	2008-2014	124,097

Maximum potential undiscounted payments		$495,273

(1)	We have guaranteed the amounts included above, which is a percentage of the total debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate.

(2)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.

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
In January 2007, Universal acquired B.T.I. Holdings Pte Ltd (“B.T.I.”) and its wholly-owned subsidiary B.T. Engineering Pte Ltd, a Singapore based fabricator of oil and natural gas, petrochemical, marine and offshore equipment, including pressure vessels, floating, production, storage and offloading process modules, terminal buoys, turrets, natural gas compression units and related equipment. We may be required to pay up to $20 million in the future based on the earnings of B.T.I. over each of the two years ending March 31, 2009.
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
The area in Nigeria where the Cawthorne Channel Project is located has experienced civil unrest and violence, and natural gas delivery from Shell to the Cawthorne Channel Project was stopped from June 2006 to June 2007. As a result, the Cawthorne Channel Project did not operate from early June 2006 to June 2007. From July 2007 through March 31, 2008, we received and processed some natural gas from Shell. In early April 2008, shipments of natural gas from Shell to us were halted and we did not receive gas for the majority of the second quarter of 2008. We began receiving some natural gas again from Shell in July 2008. However, in late July 2008, the vessel, which we do not own, that provides storage and splitting services for the liquids processed by our facility was the target of a local incident. As a result, we ceased processing operations on the Cawthorne Channel Project until an assessment can be made to improve security.
During the three and six months ended June 30, 2008, we received approximately $2.2 million and $6.5 million, respectively, in payments related to the Cawthorne Channel Project, which we applied against outstanding receivables. Although we believe we are entitled to payments from Global and have accordingly invoiced Global for such, collectibility is not reasonably assured due to uncertainty regarding when the Cawthorne Channel Project will receive natural gas from Shell and due to Global’s dependence on natural gas production by the Cawthorne Channel Project to pay us. Therefore, we billed but did not recognize revenue of approximately $4.2 million and $8.4 million, respectively, related to the Cawthorne Channel Project during the three and six months ended June 30, 2008. Based on our analysis of estimated future cash flows, we believe we will recover all of our receivables and our full investment in the Cawthorne Channel Project over the term of the contract.
However, if Shell does not provide natural gas to the project or if Shell (or any other party involved in the project) were to terminate its contract with Global for any reason or if we were to terminate our involvement in the Cawthorne Channel Project, we could be required to find an alternative use for the barge facility, which would result in an impairment and write-down of our investment and receivables related to this project and could have a material impact on our consolidated financial position or results of operations. Additionally, due to the environment in Nigeria and Global’s capitalization level, inexperience with projects of a similar nature, ability to manage their obligations and lack of a successful track record with respect to this project, as well as other factors, there is no assurance that Global can satisfy its obligations under its various contracts, including its contract with us.
This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks could adversely impact any of our operations in Nigeria, and could affect the timing and decrease the amount of revenue we may ultimately realize from our investments in Nigeria. At June 30, 2008, we had net assets of approximately $73 million related to our operations in Nigeria, a majority of which are related to our capital investment and advances/accounts receivable for the Cawthorne Channel Project.
In the ordinary course of business we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or cash flows for the period in which the resolution occurs.
10. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which provides a single definition of fair value, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however, in February 2008, the FASB issued a FASB Staff Position that defers the effective date to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value on at least an annual basis. We adopted the required undeferred provisions of SFAS No. 157 on January 1, 2008, and the adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. We do not expect the adoption of the deferred provisions of SFAS No. 157 will have a material impact on our consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception for the accounting for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions. After the adoption of SFAS No. 141(R), the provisions of SFAS No. 141(R) will also apply to adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R). We are currently evaluating the impact that the adoption of SFAS No. 141(R) will have on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. We are currently evaluating the impact that the adoption of SFAS No. 161 will have on our consolidated financial statements.
In May 2008, the FASB issued Financial Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), unless the embedded conversion option is required to be separately accounted for as a derivative, be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008; however, early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. We are currently evaluating the impact that the adoption of APB 14-1 will have on our consolidated financial statements.
11. REPORTABLE SEGMENTS
We manage our business segments primarily based upon the type of product or service provided. We have four principal industry segments: North America Contract Operations, International Contract Operations, Aftermarket Services and Fabrication. The North America and International Contract Operations segments primarily provide natural gas compression services, production and processing operations and maintenance services to meet specific customer requirements utilizing Exterran-owned assets. The Aftermarket Services segment provides a full range of services to support the surface production, compression and processing needs of customers, from parts sales and normal maintenance services to full operation of a customer’s owned assets. The Fabrication segment involves (i) design, engineering, installation, fabrication and sale of natural gas compression units, accessories and equipment and equipment used in the production, treating and processing of crude oil and natural gas and (ii) engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the construction of tank farms and the construction of evaporators and brine heaters for desalination plants.
We evaluate the performance of our segments based on segment gross margin. Revenues include only sales to external customers. We do not include intersegment sales when we evaluate the performance of our segments. Our chief executive officer does not review asset information by segment.
The following tables present sales and other financial information by industry segment for the three and six months ended June 30, 2008 and 2007 (in thousands).

	North
	America	International			Reportable
	Contract	Contract	Aftermarket		Segments
Three Months Ended	Operations	Operations	Services	Fabrication	Total
June 30, 2008:
Revenue from external customers	$194,607	$125,854	$97,706	$394,044	$812,211
Gross margin(1)	108,304	77,726	21,025	38,760	245,815
June 30, 2007:
Revenue from external customers	$99,562	$69,645	$49,835	$275,487	$494,529
Gross margin(1)	58,186	41,970	12,651	51,584	164,391

(1)	Gross margin, a non-GAAP financial measure, is reconciled to net income below.

	North
	America	International			Reportable
	Contract	Contract	Aftermarket		Segments
Six Months Ended	Operations	Operations	Services	Fabrication	Total
June 30, 2008:
Revenue from external customers	$393,683	$245,746	$181,878	$730,993	$1,552,300
Gross margin(1)	219,092	158,233	38,270	111,966	527,561
June 30, 2007:
Revenue from external customers	$199,197	$136,936	$97,136	$509,238	$942,507
Gross margin(1)	117,839	85,956	23,321	91,832	318,948

(1)	Gross margin, a non-GAAP financial measure, is reconciled to net income below.
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
The following table reconciles net income to gross margin (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$21,660	$26,064	$71,031	$51,466
Selling, general and administrative	95,339	54,300	185,026	104,206
Merger and integration expenses	1,543	3,065	5,982	3,389
Depreciation and amortization	92,415	51,364	182,864	100,852
Fleet impairment	—	—	1,450	—
Interest expense	30,105	28,182	63,325	56,454
Equity in income of non-consolidated affiliates	(6,962)	(6,279)	(13,055)	(11,962)
Other (income) expense, net	(8,612)	(8,467)	(21,611)	(16,064)
Provision for income taxes	17,084	16,162	47,061	30,607
Minority interest, net of tax	3,243	—	5,886	—
Gain on sale of discontinued operation, net of tax	—	—	(398)	—

Gross margin	$245,815	$164,391	$527,561	$318,948

12. INCOME TAXES
The provision for income taxes for the three months ended June 30, 2008 includes a $2.1 million valuation allowance against certain foreign tax loss carryforwards in the Eastern Hemisphere as we were unable to reach the “more likely than not” criteria of FAS 109 that the loss carryforwards would be realized. If unutilized, these foreign tax loss carryforwards will expire on December 31, 2008.

13. SUBSEQUENT EVENTS
On July 31, 2008, we acquired EMIT Water Discharge Technology, LLC, (“EMIT”), a U.S.-based provider of contract water management and processing services to the coal bed methane industry. The purchase price was approximately $108.4 million in cash and is subject to certain post-closing adjustments to be determined. We funded the EMIT acquisition through borrowings under our revolving credit facility.
On July 30, 2008, the Partnership acquired from us contract operations customer service agreements with 34 customers and a fleet of approximately 617 compressor units used to provide compression services under those agreements, comprising approximately 242,000 horsepower, or 6% (by then available horsepower) of the Partnership’s and our combined U.S. contract operations business (the “July 2008 Contract Operations Acquisition”). In connection with this acquisition, the Partnership assumed $175.3 million of debt from us and issued to our wholly-owned subsidiaries 2,413,672 common units and 49,259 general partner units.
In May 2008, the Partnership entered into an amendment to its senior secured credit agreement that increased the aggregate commitments under that facility to provide for a $117.5 million term loan facility. The $117.5 million term loan was funded during July 2008 and an additional $58.3 million was drawn on the Partnership’s revolving credit facility, which together, were used to repay the debt assumed by the Partnership concurrent with the closing of the July 2008 Contract Operations Acquisition and to pay other costs incurred. The $117.5 million term loan is non-amortizing but must be repaid with the net proceeds from any equity offerings made by the Partnership until paid in full. All amounts outstanding under the Partnership’s senior secured credit facility mature in October 2011. Subject to certain conditions, at the Partnership’s request, and with the approval of the lenders, the aggregate commitments under the Partnership’s senior secured credit facility may be increased by an additional $17.5 million. This amount will be increased on a dollar-for-dollar basis with each payment under the term loan facility.
Also, in connection with the closing of the July 2008 Contract Operations Acquisition, the Partnership entered into an amendment to the existing Omnibus Agreement with us. The amendment, among other things, increased the cap on the Partnership’s reimbursement of selling, general and administrative expenses allocable from us to the Partnership based on such costs incurred by us on its behalf from $4.75 million per quarter to $6.0 million per quarter (after taking into account such costs that the Partnership incurs and pays directly) and increased the cap on the Partnership’s reimbursement of operating costs allocable from us to the Partnership based on such costs incurred by us on behalf of the Partnership from $18.00 per horsepower per quarter to $21.75 per horsepower per quarter (after taking into account such costs that the Partnership incurs and pays directly). The amendment also extended the caps on the Partnership’s reimbursement of selling, general and administrative costs and operating costs for an additional year such that the caps will now terminate on December 31, 2009.

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
Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. These forward-looking statements are also affected by the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended by Amendment No. 1 thereto, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s Electronic Data Gathering and Retrieval System at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
•	conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for natural gas and the impact on the price of natural gas, which could cause a decline in the demand for our compression and oil and natural gas production and processing equipment and services;

•	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	the success of our subsidiaries, including Exterran Partners, L.P. (along with its subsidiaries, the “Partnership”);

•	our inability to realize the anticipated benefits from the merger of Hanover Compressor Company (“Hanover”) and Universal Compression Holdings, Inc. (“Universal”);

•	changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, kidnappings, the taking of property without fair compensation and legislative changes;

•	changes in currency exchange rates;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment workforce factors, including our ability to hire, train and retain key employees;

•	our inability to implement certain business and financial objectives, such as:
•	international expansion;

•	sales of additional U.S. contract operations contracts to the Partnership;

•	timely and cost-effective execution of projects;

•	integrating acquired businesses;

•	generating sufficient cash; and

•	accessing the capital markets;
•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.
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
GENERAL
Exterran Holdings, Inc., together with its subsidiaries (“Exterran,” “we,” “us,” or “our”), is a global market leader in the full service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. We operate in three primary business lines: contract operations, fabrication and aftermarket services. In our contract operations business line, we own a fleet of natural gas compression and crude oil and natural gas production and processing equipment that we utilize to provide operations services to our customers. In our fabrication business line, we fabricate and sell equipment that is similar to the equipment that we own and utilize to provide contract operations to our customers and we utilize our expertise and fabrication facilities to build equipment utilized in our contract operations services. Our fabrication business line also provides engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the construction of tank farms and the construction of evaporators and brine heaters for desalination plants. In what we refer to as “Total Solutions” projects, we can provide the engineering design, project management, procurement and construction services necessary to incorporate our products into complete production, processing and compression facilities. Total Solution products are offered to our customers on a contract operations or on a turn-key sale basis. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, gas treating and oilfield power generation equipment.

Hanover and Universal Merger
On August 20, 2007, Hanover and Universal completed their business combination pursuant to the merger agreement by and among us, Hanover, Universal, and two of our wholly-owned subsidiaries. As a result of the merger, each of Universal and Hanover became our wholly-owned subsidiary, and Universal merged with and into us. Hanover was determined to be the acquirer for accounting purposes and, therefore, our financial statements and the financial information included in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflect only Hanover’s historical results for the periods prior to the merger date. For more information regarding the merger, please see Note 2 to the Condensed Consolidated Financial Statements included in Part I, Item 1 (“Financial Statements”) of this report.
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
On July 30, 2008, the Partnership acquired from us contract operations customer service agreements with 34 customers and a fleet of approximately 617 compressor units used to provide compression services under those agreements, comprising approximately 242,000 horsepower, or 6% (by then available horsepower) of our and the Partnership’s combined U.S. contract operations business (the “July 2008 Contract Operations Acquisition”). In connection with this acquisition, the Partnership assumed $175.3 million of our debt and issued to our wholly-owned subsidiaries 2,413,672 common units and 49,259 general partner units.
In May 2008, the Partnership entered into an amendment to its senior secured credit agreement that increased the aggregate commitments under that facility to provide for a $117.5 million term loan facility. The $117.5 million term loan was funded during July 2008 and an additional $58.3 million was drawn on the Partnership’s revolving credit facility, which together, were used to repay the debt assumed by the Partnership concurrent with the closing of the July 2008 Contract Operations Acquisition and to pay other costs incurred. The $117.5 million term loan is non-amortizing but must be repaid with the net proceeds from any equity offerings of the Partnership until paid in full. All amounts outstanding under the Partnership’s senior secured credit facility mature in October 2011. Subject to certain conditions, at the Partnership’s request, and with the approval of the lenders, the aggregate commitments under the Partnership’s senior secured credit facility may be increased by an additional $17.5 million. This amount will be increased on a dollar-for-dollar basis with each payment under the term loan facility.
Also, in connection with the closing of the July 2008 Contract Operations Acquisition, the Partnership entered into an amendment to its existing Omnibus Agreement with us. The amendment, among other things, increased the cap on the Partnership’s reimbursement of selling, general and administrative expenses allocable from us to the Partnership based on such costs incurred by us on the Partnership’s behalf from $4.75 million per quarter to $6.0 million per quarter (after taking into account such costs that the Partnership incurs and pays directly) and increased the cap on the Partnership’s reimbursement of operating costs allocable from us to the Partnership based on such costs incurred by us on behalf of the Partnership from $18.00 per horsepower per quarter to $21.75 per horsepower per quarter (after taking into account such costs that the Partnership incurs and pays directly). The amendment also extended the caps on the Partnership’s reimbursement of selling, general and administrative costs and operating costs for an additional year such that the caps will now terminate on December 31, 2009.
The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary growth vehicle for our U.S. contract operations business and for us to continue to contribute to the Partnership U.S. contract operations customer contracts and equipment in exchange for cash and/or additional interests in the Partnership. As of June 30, 2008, the Partnership had a fleet of approximately 1,781 compressor units comprising approximately 742,000 horsepower, or 17% (by available horsepower) of our and the Partnership’s combined total U.S. horsepower.
Debt Refinancing
On August 20, 2007, we completed a refinancing of much of the outstanding debt of Hanover and Universal by entering into two new debt facilities. We entered into a $1.65 billion senior secured credit facility, consisting of an $850 million five-year revolving credit facility and an $800 million six-year term loan, with a syndicate of financial institutions, as well as a $1.0 billion asset-backed securitization facility. As a result of these new credit facilities, substantially all of Universal and Hanover’s debt that existed on the merger date has been replaced, other than Hanover’s convertible notes due 2014 and the Partnership’s revolving credit facility.

OVERVIEW
Industry Conditions and Trends
Natural gas consumption in the U.S. for the twelve months ended May 31, 2008 increased by approximately 5% over the twelve months ended May 31, 2007 and is expected to increase by 0.7% per year until 2030, according to the Energy Information Administration.
For 2007, the U.S. accounted for an estimated annual production of approximately 19 trillion cubic feet of natural gas, or 19% of the worldwide total, compared to an estimated annual production of approximately 85 trillion cubic feet in the rest of the world. Industry sources estimate that the U.S.’s natural gas production level will be approximately 21 trillion cubic feet in 2030, or 13% of the worldwide total, compared to estimated annual production of approximately 144 trillion cubic feet for the rest of the world.
Natural Gas Compression Services Industry. The natural gas compression services industry has experienced a significant increase in the demand for its products and services since the early 1990s, and we believe the contract compression services industry in the U.S. will continue to have growth opportunities due to the following factors, among others:
•	aging producing natural gas fields will require more compression to continue producing the same volume of natural gas; and
•	increasing production from unconventional sources, which include tight sands, shale and coal bed methane, generally requires more compression than production from conventional sources to produce the same volume of natural gas.
While the international contract compression services market is currently smaller than the U.S. market, we believe there are growth opportunities in international demand for compression services and products due to the following factors:
•	implementation of international environmental and conservation laws preventing the practice of flaring natural gas and recognition of natural gas as a clean air fuel;
•	a desire by a number of oil exporting nations to replace oil with natural gas as a fuel source in local markets to allow greater export of oil;
•	increasing development of pipeline infrastructure, particularly in Latin America and Asia, necessary to transport natural gas to local markets; and
•	growing demand for electrical power generation, for which the fuel of choice tends to be natural gas.
Our Performance Trends and Outlook
During the remainder of 2008, we expect the overall market demand for contract operations services to be good. Given our recent declines in working horsepower in North America, however, we expect less growth in our contract operations business than for the market overall in North America. In international markets, we continue to expect strong demand for our contract operations services, particularly for our Total Solutions projects throughout Latin America and the Eastern Hemisphere. We currently plan to spend approximately $450 million to $500 million in net capital expenditures during 2008 including (1) fleet equipment additions and (2) approximately $110 million to $120 million on equipment maintenance capital. Within the North America contract operations segment, we expect that operating costs will moderate during the remainder of 2008. We expect our 2008 fabrication revenue to exceed our 2007 reported fabrication revenue as the 2008 amount will include a full year of Universal’s operations.
We are investing in key initiatives to help support the future growth of our company. These initiatives include an increased marketing and business development commitment targeted at international expansion and the conversion of certain of our locations to our enterprise resource planning system.
We intend for the Partnership to be the primary growth vehicle for our U.S. contract operations business. To this end, we intend to continue to contribute additional U.S. contract operations customer contracts and equipment to the Partnership in exchange for cash and/or additional interests in the Partnership. Such transactions would depend on, among other things, reaching agreement with the Partnership regarding the terms of any purchase, for which we would expect to seek approval of the conflicts committee of the board of directors of the general partner of the Partnership’s general partner, and the Partnership’s ability to finance any such purchase.

Financial Highlights
Financial highlights for the three and six months ended June 30, 2008, as compared to the prior year period, which are discussed in greater detail below in “Results of Operations,” were as follows:
•	Revenue. Revenue increased 64% to $812.2 million for the three months ended June 30, 2008 compared to $494.5 million for the prior year period. Revenue increased 65% to $1,552.3 million for the six months ended June 30, 2008 compared to $942.5 million for the prior year period. The increase in revenues in the current year was primarily due to the inclusion of Universal’s results.

•	Net Income. Net income for the three and six months ended June 30, 2008 was $21.7 million and $71.0 million, respectively, a decrease of $4.4 million and an increase of $19.6 million, respectively, over the prior year periods. Net income in the current year benefited from the inclusion of Universal’s results. Net income for the three and six months ended June 30, 2008 was negatively impacted by $31.8 million in cost over-runs on two fabrication projects in the Eastern Hemisphere.
Operating Highlights
The following tables summarize our total available and operating horsepower, horsepower utilization percentage and fabrication backlog.

	June 30, 2008	March 31, 2008	December 31, 2007
	(Horsepower in thousands)
Total Available Horsepower (at period end):
North America	4,504	4,476	4,514
International	1,456	1,461	1,447

Total	5,960	5,937	5,961

Total Operating Horsepower (at period end):
North America	3,472	3,535	3,632
International	1,367	1,350	1,306

Total	4,839	4,885	4,938

Horsepower Utilization:
Spot (at period end)	81%	82%	83%

	June 30, 2008	March 31, 2008	December 31, 2007	June 30, 2007
		(In millions)
Compressor and Accessory Fabrication Backlog	$327.3	$354.1	$321.9	$299.0
Production and Processing Equipment Fabrication Backlog	821.1	919.2	787.6	731.6

Fabrication Backlog	$1,148.4	$1,273.3	$1,109.5	$1,030.6

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007
Our results of operations after the merger date of August 20, 2007 include Universal’s results of operations and periods prior to the merger date reflect only Hanover’s historical results of operations.
Summary of Business Segment Results
North America Contract Operations
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2008	2007	(Decrease)
Revenue	$194,607	$99,562	95%
Cost of sales (excluding depreciation and amortization expense)	86,303	41,376	109%

Gross margin	$108,304	$58,186	86%
Gross margin percentage	56%	58%	(2%)
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
International Contract Operations
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2008	2007	(Decrease)
Revenue	$125,854	$69,645	81%
Cost of sales (excluding depreciation and amortization expense)	48,128	27,675	74%

Gross margin	$77,726	$41,970	85%
Gross margin percentage	62%	60%	2%
The increase in revenue, cost of sales and gross margin was primarily due to the inclusion of Universal’s results after the merger. Our operations in Argentina, Venezuela and Brazil accounted for approximately 69% of the increase in revenues. During the three months ended June 30, 2008, gross margin percentage increased primarily due to an improvement in gross margin percentage in the Eastern Hemisphere compared to the same period in the prior year and was partially offset by a $1.1 million reduction in revenues and gross margin due to a strike in part of Argentina that ended in June 2008.
Aftermarket Services
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2008	2007	(Decrease)
Revenue	$97,706	$49,835	96%
Cost of sales (excluding depreciation and amortization expense)	76,681	37,184	106%

Gross margin	$21,025	$12,651	66%
Gross margin percentage	22%	25%	(3%)
The increase in revenue, cost of sales and gross margin was primarily due to the inclusion of Universal’s results after the merger. North America aftermarket services accounted for approximately 66% of the increase in revenues. The decrease in gross margin percentage was primarily due to reduced margins on aftermarket services provided internationally.

Fabrication
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2008	2007	(Decrease)
Revenue	$394,044	$275,487	43%
Cost of sales (excluding depreciation and amortization expense)	355,284	223,903	59%

Gross margin	$38,760	$51,584	(25%)
Gross margin percentage	10%	19%	(9%)
The increase in revenue and cost of sales was primarily due to the increase in sales in our production and processing equipment fabrication product line by $107.7 million during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The decrease in gross margin and gross margin percentage is primarily due to $31.8 million in cost overruns on two Eastern Hemisphere projects in the second quarter of 2008. Because these projects are loss contracts, we recorded the full amount of our estimated loss in the three months ended June 30, 2008. Gross margin in the three months ended June 30, 2007 included approximately $6.7 million in cost overruns on an Eastern Hemisphere project.
Costs and Expenses
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2008	2007	(Decrease)
Selling, general and administrative	$95,339	$54,300	76%
Merger and integration expenses	1,543	3,065	(50%)
Depreciation and amortization	92,415	51,364	80%
Interest expense	30,105	28,182	7%
Equity in income of non-consolidated affiliates	(6,962)	(6,279)	11%
Other (income) expense, net	(8,612)	(8,467)	2%
The increase in selling, general and administrative expenses (“SG&A”) was primarily due to the inclusion of Universal’s results after the merger. As a percentage of revenue, SG&A for the three months ended June 30, 2008 and 2007 was 12% and 11%, respectively.
Merger and integration expenses related to the merger between Hanover and Universal were $1.5 million during the three months ended June 30, 2008. These expenses were primarily related to retention bonuses, severance and other costs associated with integrating Hanover’s and Universal’s operations following the merger.
The increase in depreciation and amortization expense was primarily due to the inclusion of Universal’s results after the merger and property, plant and equipment additions.
The increase in interest expense during the three months ended June 30, 2008 compared to the three months ended June 30, 2007, was primarily due to a higher average debt balance due to the addition of Universal’s debt after the merger compared to our average debt balance before the merger. The increase was partially offset by a reduction in our weighted average effective interest rate, including the impact of interest rate swaps, to 5.1% for the three months ended June 30, 2008 from 7.9% for the three months ended June 30, 2007.
The increase in other (income) expense, net, was primarily due to a gain of $2.1 million related to a settlement reached on a pre-acquisition receivable related to a claim made against a bankrupt customer. The increase in other (income) expense, net was partially offset by a $1.7 million decrease in gains on sales of used equipment.

Income Taxes
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2008	2007	(Decrease)
Provision for income taxes	$17,084	$16,162	6%
Effective tax rate	40.7%	38.3%	2.4%
The provision for income taxes for the three months ended June 30, 2008 includes a $2.1 million valuation allowance against certain foreign tax loss carryforwards in the Eastern Hemisphere as we were unable to reach the “more likely than not” criteria of FAS 109 that the loss carryforwards would be realized. If unutilized, these foreign tax loss carryforwards will expire on December 31, 2008. The provision for income taxes for the three months ended June 30, 2008 also includes a $2.4 million benefit from claiming foreign taxes as credits rather than deductions during the three months ended June 30, 2008.
Minority Interest
As of June 30, 2008, minority interest is primarily comprised of the portion of the Partnership’s capital and earnings that is applicable to the 49% limited partner interest in the Partnership not owned by us. See Note 2 to the Financial Statements.
SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007
Our results of operations after the merger date of August 20, 2007 include Universal’s results of operations and periods prior to the merger date reflect only Hanover’s historical results of operations.
Summary of Business Segment Results
North America Contract Operations
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2008	2007	(Decrease)
Revenue	$393,683	$199,197	98%
Cost of sales (excluding depreciation and amortization expense)	174,591	81,358	115%

Gross margin	$219,092	$117,839	86%
Gross margin percentage	56%	59%	(3%)
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
International Contract Operations
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2008	2007	(Decrease)
Revenue	$245,746	$136,936	79%
Cost of sales (excluding depreciation and amortization expense)	87,513	50,980	72%

Gross margin	$158,233	$85,956	84%
Gross margin percentage	64%	63%	1%
The increase in revenue, cost of sales and gross margin was primarily due to the inclusion of Universal’s results after the merger. Our operations in Argentina, Venezuela and Brazil accounted for approximately 71% of the increase in revenues.

Aftermarket Services
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2008	2007	(Decrease)
Revenue	$181,878	$97,136	87%
Cost of sales (excluding depreciation and amortization expense)	143,608	73,815	95%

Gross margin	$38,270	$23,321	64%
Gross margin percentage	21%	24%	(3%)
The increase in revenue, cost of sales and gross margin was primarily due to the inclusion of Universal’s results after the merger. North America aftermarket services accounted for approximately 64% of the increase in revenues. The decrease in gross margin percentage was primarily due to reduced margins on aftermarket services provided internationally.
Fabrication
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2008	2007	(Decrease)
Revenue	$730,993	$509,238	44%
Cost of sales (excluding depreciation and amortization expense)	619,027	417,406	48%

Gross margin	$111,966	$91,832	22%
Gross margin percentage	15%	18%	(3%)
The increase in revenues was primarily due to increased sales in our compressor and accessory fabrication and production and processing equipment fabrication product lines of $87.1 million and $159.8 million, respectively, during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease in gross margin and gross margin percentage was primarily due to $31.8 million in cost overruns on two Eastern Hemisphere projects in the six months ended June 30, 2008. Because these projects are loss contracts, we recorded the full amount of our estimated loss in the three months ended June 30, 2008. Gross margin in the six months ended June 30, 2007 included approximately $6.7 million in cost overruns on an Eastern Hemisphere project.
Costs and Expenses
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2008	2007	(Decrease)
Selling, general and administrative	$185,026	$104,206	78%
Merger and integration expenses	5,982	3,389	77%
Depreciation and amortization	182,864	100,852	81%
Fleet impairment	1,450	—	n/a
Interest expense	63,325	56,454	12%
Equity in income of non-consolidated affiliates	(13,055)	(11,962)	9%
Other (income) expense, net	(21,611)	(16,064)	35%
The increase in selling, general and administrative expenses (“SG&A”) was primarily due to the inclusion of Universal’s results after the merger. As a percentage of revenue, SG&A for the six months ended June 30, 2008 and 2007 was 12% and 11%, respectively.
Merger and integration expenses related to the merger between Hanover and Universal were $6.0 million during the six months ended June 30, 2008. These expenses were primarily related to retention bonuses, severance and other costs associated with integrating Hanover’s and Universal’s operations following the merger.
The increase in depreciation and amortization expense was primarily due to the inclusion of Universal’s results after the merger and property, plant and equipment additions.

The increase in interest expense during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, was primarily due to a higher average debt balance due to the addition of Universal’s debt after the merger compared to our average debt balance before the merger. The increase was partially offset by a reduction in our weighted average effective interest rate, including the impact of interest rate swaps, to 5.5% for the six months ended June 30, 2008 from 7.8% for the six months ended June 30, 2007.
The increase in other (income) expense, net, was due to an increase of approximately $8.4 million in foreign currency translation gains for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The gain is primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates. We also recorded a gain of $2.1 million related to a settlement reached on a pre-acquisition receivable related to a claim made against a bankrupt customer. The increase in other (income) expense, net was partially offset by a $4.1 million decrease in gains on sales of trading securities and by a $1.6 million decrease in gains on sales of used equipment. From time to time, we purchase short-term debt securities denominated in U.S. dollars and exchange them for short-term debt securities denominated in local currency in Latin America to achieve more favorable exchange rates. These funds are utilized in our international contract operations, which have experienced an increase in operating costs due to local inflation.
Income Taxes
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2008	2007	(Decrease)
Provision for income taxes	$47,061	$30,607	54%
Effective tax rate	38.1%	37.3%	0.8%
The increase in the provision for income taxes was primarily due to an increase in income before income taxes primarily caused by the inclusion of Universal’s results after the merger. Income tax expense further increased due to the recording of a $2.1 million valuation allowance against certain foreign tax loss carryforwards in the Eastern Hemisphere as we were unable to reach the “more likely than not” criteria of FAS 109 that the loss carryforwards would be realized. If unutilized, these foreign tax loss carryforwards will expire on December 31, 2008. These increases were partially offset by a $4.7 million increase in the benefit from claiming foreign taxes as credits rather than deductions during the six months ended June 30, 2008, compared to the same period in the prior year.
Minority Interest
As of June 30, 2008, minority interest is primarily comprised of the portion of the Partnership’s capital and earnings that is applicable to the 49% limited partner interest in the Partnership not owned by us. See Note 2 to the Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Our unrestricted cash balance was $113.4 million at June 30, 2008, compared to $149.2 million at December 31, 2007. Working capital decreased to $655.7 million at June 30, 2008 from $670.5 million at December 31, 2007.
Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Net cash provided by (used in) continuing operations:
Operating activities(1)	$280,820	$42,827
Investing activities	(260,846)	(124,069)
Financing activities	(61,690)	60,774
Discontinued Operations	2,632	—
Effect of exchange rate changes on cash and cash equivalents	3,253	966

Net change in cash and cash equivalents	$(35,831)	$(19,502)

(1)	Our net cash provided by operating activities for the six months ended June 30, 2008 includes Universal’s operations while our net cash provided by operating activities for the six months ended June 30, 2007 reflects only Hanover’s historical results of operations.

Operating Activities: The increase in cash provided by operating activities for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to the inclusion of operating cash flows from Universal in the six months ended June 30, 2008 and changes in working capital.
Investing Activities: The increase in cash used in investing activities during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily attributable to increased capital expenditures, which were primarily due to our larger contract operations business after the merger, approximately $25 million in cash paid for an acquisition in the first quarter of 2008 and reduced proceeds from the sale of property, plant and equipment.
Financing Activities: The increase in cash used in financing activities during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily attributable to reduced needs for borrowings caused by increased cash flows from operating activities, partially offset by increased capital expenditures and the purchase of a business in the first quarter of 2008.
Capital Expenditures: We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our return on capital targets. We currently plan to spend approximately $450 million to $500 million in net capital expenditures during 2008 including (1) fleet equipment additions and (2) approximately $110 million to $120 million on equipment maintenance capital.
Long-Term Debt and Debt Refinancing: Following the merger of Hanover and Universal, we completed a refinancing of a significant amount of our outstanding debt on the merger date. We entered into a $1.65 billion senior secured credit facility and a $1.0 billion asset-backed securitization facility. As a result of this and a subsequent refinancing, substantially all of the debt of Universal and Hanover outstanding on the merger date has been retired or redeemed, with the exception of Hanover’s convertible senior notes due 2014 and the Partnership’s credit facility. For more information regarding the refinancing and the repayment of debt, see Note 5 to the Financial Statements.
On August 20, 2007, we entered into a credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement consists of (a) a five-year revolving credit facility in the aggregate amount of $850 million, which includes a variable allocation for a Canadian tranche and the ability to issue letters of credit under the facility and (b) a six-year term loan senior secured credit facility, in the aggregate amount of $800 million with principal payments due on multiple dates through June 2013 (collectively, the “Credit Facility”). Subject to certain conditions, at our request and with the approval of the lenders, the aggregate commitments under the Credit Facility may be increased by an additional $400 million less certain adjustments, including the amount of any outstanding borrowing under the 2007 ABS Facility (described below) in excess of $800 million.
Borrowings under the Credit Agreement bear interest, if they are in U.S. dollars, at our option, at a base rate or LIBOR plus an applicable margin, as defined in the agreement. The applicable margin varies depending on our debt ratings. At June 30, 2008, all amounts outstanding were LIBOR loans and the applicable margin was 0.825%. The weighted average interest rate at June 30, 2008 on the outstanding balance, excluding the effect of related cash flow hedges, was 3.6%.
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

As of June 30, 2008, we had $312.0 million in outstanding borrowings and $325.8 million in letters of credit outstanding under our revolving credit facility. Additional borrowings of up to approximately $212.2 million were available under that facility as of June 30, 2008.
On August 20, 2007, our wholly-owned subsidiary Exterran ABS 2007 LLC entered into a $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”) and issued $400 million in notes under this facility. On September 18, 2007, we issued an additional $400 million in notes under this facility. Interest will accrue on these notes at a variable rate consisting of LIBOR plus an applicable margin. For outstanding amounts up to $800 million, the applicable margin is 0.825%. For amounts outstanding over $800 million, the applicable margin is 1.35%. The weighted average interest rate at June 30, 2008 on these notes, excluding the effect of related cash flow hedges, was 3.3%.
Repayment of the ABS facility notes has been secured by a pledge of all of the assets of Exterran ABS, consisting primarily of a fleet of natural gas compressors and contracts to provide compression services to our customers. Under the 2007 ABS Facility, we had $15.1 million of restricted cash as of June 30, 2008.
The Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership (together with the Partnership, the “Partnership Borrowers”), entered into a senior secured credit agreement in 2006 (the “Partnership Credit Agreement”). The revolving credit facility under the Partnership Credit Agreement was expanded in 2007 to consist of a five-year $315 million revolving credit facility, which matures in October 2011. As of June 30, 2008, there was $217.0 million in outstanding borrowings under the revolving credit facility and $98.0 million was available for additional borrowings.
The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin, as defined in the agreement. At June 30, 2008 all amounts outstanding were LIBOR loans and the applicable margin was 1.0%. The weighted average interest rate on the outstanding balance at June 30, 2008, excluding the effect of related cash flow hedges, was 3.8%.
In May 2008, the Partnership entered into an amendment to the Partnership Credit Agreement that increased the aggregate commitments under that facility to provide for a $117.5 million term loan facility. The $117.5 million term loan was funded during July 2008 and an additional $58.3 million was drawn on the Partnership’s revolving credit facility, which together, were used to repay the debt assumed by the Partnership concurrent with the closing of the July 2008 Contract Operations Acquisition and to pay other costs incurred. The $117.5 million term loan is non-amortizing but must be repaid with the net proceeds from any equity offerings of the Partnership until paid in full. All amounts outstanding under the Partnership’s senior secured credit facility mature in October 2011. Subject to certain conditions, at the Partnership’s request, and with the approval of the lenders, the aggregate commitments under the Partnership’s senior secured credit facility may be increased by an additional $17.5 million. This amount will be increased on a dollar-for-dollar basis with each payment under the term loan facility.
The term loan bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin, as defined in the credit agreement. The applicable margin, depending on its leverage ratio, varies (i) in the case of LIBOR loans, from 1.5% to 2.5% or (ii) in the case of base rate loans, from 0.5% to 1.5%, with initial pricing set at LIBOR plus 2.0%. Borrowings under the term loan will be subject to the same credit agreement and covenants as the Partnership’s revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings of the Partnership, on a dollar-for-dollar basis.
Borrowings under the Partnership Credit Agreement are secured by substantially all of the personal property assets of the Partnership Borrowers. In addition, all of the capital stock of the Partnership’s U.S. restricted subsidiaries has been pledged to secure the obligations under the Partnership Credit Agreement.
Under the Partnership Credit Agreement, the Partnership Borrowers are subject to certain limitations, including limitations on their ability to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and distributions. The Partnership Borrowers are also subject to financial covenants which include a total leverage and an interest coverage ratio.
As of June 30, 2008, we had approximately $2.3 billion in outstanding debt obligations, consisting of $800.0 million outstanding under the 2007 ABS Facility, $800.0 million outstanding under our term loan, $312.0 million outstanding under our $850 million revolving credit facility, $143.8 million outstanding under our 4.75% convertible notes and $217.0 million outstanding under the Partnership’s revolving credit facility. During March 2008, we repaid our 4.75% Convertible Senior Notes due 2008 using funds from our revolving credit facility. We were in compliance with our debt covenants as of June 30, 2008.
We have entered into interest rate swap agreements related to a portion of our variable rate debt. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of our interest rate swap agreements.
The interest rate we pay under our Credit Agreement can be affected by changes in our credit rating. As of June 30, 2008, our credit ratings as assigned by Moody’s and Standard & Poor’s were:

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
Stock Repurchase Program. On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. We did not repurchase any shares of our common stock under this program during the period January 1, 2008 through June 30, 2008. Since the program was initiated, we have repurchased 1,258,400 shares of our common stock at an aggregate cost of $100.0 million.
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
Under the terms of the partnership agreement, there is no guarantee that unitholders will receive quarterly distributions from the Partnership. The Partnership’s distribution policy, which may be changed at anytime, is subject to certain restrictions, including (1) restrictions contained in the Partnership’s revolving credit facility, (2) the Partnership’s general partner’s establishment of reserves to fund future operations or cash distributions to the Partnership’s unitholders, (3) restrictions contained in the Delaware Revised Uniform Limited Partnership Act and (4) the Partnership’s lack of sufficient cash to pay distributions.
Through our ownership of common and subordinated units and all of the equity interests in the general partner of the Partnership, we expect to receive cash distributions from the Partnership. Our rights to receive distributions of cash from the Partnership as holder of subordinated units are subordinated to the rights of the common unitholders to receive such distributions.
On May 14, 2008, the Partnership distributed approximately $7.3 million, including distributions to its general partner on its incentive distribution rights, or $0.425 per limited partner unit, covering the period from January 1, 2008 through March 31, 2008. On July 29, 2008, the board of directors of the general partner of the Partnership approved a cash distribution of approximately $8.3 million, including distributions to its general partner on its incentive distribution rights, or $0.425 per limited partner unit, covering the period from April 1, 2008 through June 30, 2008. The record date for this distribution is August 11, 2008 and payment is expected to occur on August 14, 2008. The aggregate amount of the August 2008 cash distribution will be greater than the May 2008 cash distribution because the Partnership is required to pay distributions on the approximately 2.5 million units issued to us in connection with the July 2008 Contract Operations Acquisition.

NEW ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements that may affect us, please see Note 10 to the Financial Statements.
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
Gross margin has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense and selling, general and administrative expense. Each of these excluded expenses is material to our consolidated results of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and selling, general and administrative expenses are necessary costs to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.
For a reconciliation of gross margin to net income, see Note 11 to the Financial Statements.
OFF-BALANCE SHEET ARRANGEMENTS
We have agreed to guarantee certain obligations of indebtedness of the SIMCO/Harwat Consortium, a joint venture in which we own a 35.5% interest, and of El Furrial, a joint venture in which we own a 33.3% interest. Each of these joint ventures is our non-consolidated affiliate, and our guarantee obligations are not recorded on our accompanying balance sheet. In each case, our guarantee obligation is a percentage of the guaranteed debt of the non-consolidated affiliate equal to our ownership percentage in such affiliate. At June 30, 2008, we have guaranteed approximately $22.0 million of the debt of the El Furrial joint venture. Our obligation to perform under the guarantees arises only in the event that our non-consolidated affiliate defaults under the agreements governing the indebtedness. We currently have no reason to believe that either of these non-consolidated affiliates will default on its indebtedness. For more information on these off-balance sheet arrangements, see Note 9 to the Financial Statements and Note 8 to the Consolidated Financial Statements included in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Variable Rate Debt
We are exposed to market risk due to variable interest rates under our financing arrangements.
As of June 30, 2008, after taking into consideration interest rate swaps, we had approximately $769.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1.0% increase in interest rates would result in an annual increase in our interest expense of approximately $7.7 million.
Interest Rate Swap Arrangements
We are a party to interest rate swap agreements that are recorded at fair value in our financial statements. We do not use derivative financial instruments for trading or other speculative purposes. A change in the underlying interest rates may also result in a change in their recorded value.
The following table summarizes, by individual hedge instrument, our interest rate swaps as of June 30, 2008 (dollars in thousands):

					Fair Value of
		Floating Rate to be	Notional		Swap at
Fixed Rate to be Paid	Maturity Date	Received	Amount		June 30, 2008
4.035%	March 31, 2010	Three Month LIBOR	$43,750	(1)	$(377)
4.007%	March 31, 2010	Three Month LIBOR	43,750	(1)	(365)
3.990%	March 31, 2010	Three Month LIBOR	43,750	(1)	(358)
4.057%	March 31, 2010	Three Month LIBOR	43,750	(1)	(378)
4.675%	August 20, 2012	One Month LIBOR	152,822	(2)	(3,819)
4.744%	July 20, 2012	One Month LIBOR	228,815	(2)	(6,441)
4.668%	July 20, 2012	One Month LIBOR	150,000	(2)	(3,651)
5.210%	January 20, 2013	One Month LIBOR	56,603	(2)	(2,041)
4.450%	September 20, 2019	One Month LIBOR	40,909	(2)	(329)
5.020%	October 20, 2019	One Month LIBOR	50,851	(2)	(1,828)
5.275%	December 1, 2011	Three Month LIBOR	125,000	(3)	(5,311)
5.343%	October 20, 2011	Three Month LIBOR	40,000	(3)	(1,898)
5.315%	October 20, 2011	Three Month LIBOR	40,000	(3)	(1,864)
3.080%	January 28, 2011	Three Month LIBOR	50,000		686
3.075%	January 28, 2011	Three Month LIBOR	50,000		693
3.062%	January 28, 2011	Three Month LIBOR	50,000		699
3.100%	January 28, 2011	Three Month LIBOR	50,000		655
3.065%	January 28, 2011	Three Month LIBOR	50,000		696
3.072%	January 28, 2011	Three Month LIBOR	50,000		697

			$1,360,000		$(24,534)

(1)	These swaps amortize ratably over the life of the swap.

(2)	Certain of these swaps amortize while the notional amounts of others increase in corresponding amounts to maintain a consistent outstanding notional amount of $680 million.

(3)	These swaps are expected to offset changes in expected cash flows due to fluctuations in the variable rate of the Partnership’s revolving credit facility.

Interest rate swap balances as of June 30, 2008 are presented in the accompanying condensed consolidated balance sheet as follows (in thousands):

June 30,
2008
Other current assets	$523
Intangibles and other assets	3,707
Accrued liabilities	(13,887)
Other liabilities	(14,877)

Net interest rate swap balance	$(24,534)

We have designated these swaps as cash flow hedging instruments pursuant to the criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” so that any change in their fair values is recognized as a component of comprehensive income or loss and is included in accumulated other comprehensive income or loss to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine if the swap agreements are still effective and to calculate any ineffectiveness. For the three and six months ended June 30, 2008, we recorded approximately $0.8 million and $1.6 million, respectively, of interest expense due to the ineffectiveness related to these swaps.
Foreign Currency Exchange Risk
We operate in numerous countries throughout the world, and a fluctuation in the value of the currencies of these countries relative to the U.S. dollar could reduce our profits from international operations and the value of the net assets of our international operations when reported in U.S. dollars in our financial statements. From time to time we may enter into foreign currency hedges to reduce our foreign exchange risk associated with cash flows we will receive in a currency other than the U.S. dollar. The impact of foreign exchange on our condensed consolidated statements of operations will depend on the amount of our net asset and liability positions exposed to currency fluctuations in future periods.
In April 2008, we entered into a foreign currency economic hedge to reduce our foreign exchange risk associated with cash flows we will receive under a contract in Kuwaiti Dinars. This economic hedge did not qualify for hedge accounting treatment. At June 30, 2008, the remaining notional amount of the derivative is approximately 19.3 million Kuwaiti Dinars. Gains and losses on this foreign currency hedge are included in other (income) expense, net in our condensed consolidated statements of operations.  The fair value of this derivative at June 30, 2008 was a liability of $0.8 million.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2008. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during our second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or cash flows for the period in which the resolution occurs.
Item 1A. Risk Factors
There have been no material changes in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Stockholders held on May 6, 2008, we presented the following matters to the stockholders for action and the votes cast are indicated below:

	For	Withheld
1. Election of the following directors:
Janet F. Clark	49,909,781	10,237,605
Ernie L. Danner	49,952,900	10,194,486
Uriel E. Dutton	49,952,700	10,194,686
Gordon T. Hall	49,939,762	10,207,624
J.W.G. “Will” Honeybourne	49,954,374	10,193,012
John E. Jackson	49,953,999	10,193,387
William C. Pate	49,938,617	10,208,769
Stephen M. Pazuk	50,124,720	10,022,666
Stephen A. Snider	49,839,239	10,308,147

	For	Against	Abstaining
2. Ratification of the appointment of Deloitte & Touche LLP as Exterran Holdings, Inc.’s independent registered public accounting firm for fiscal 2008:	59,478,719	664,803	3,864

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.1 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

2.2	Amendment No. 1, dated as of June 25, 2007, to Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Exterran Holdings, Inc. (formerly Iliad Holdings, Inc.), Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.2 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

2.3	Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC, UCLP Leasing LLC and Universal Compression Partners, L.P., incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc. Current Report on Form 8-K filed July 11, 2007

2.4	Contribution, Conveyance and Assumption Agreement, dated June 25, 2008, by and among Exterran Holdings, Inc., Hanover Compressor Company, Hanover Compression General Holdings, LLC, Exterran Energy Solutions, L.P., Exterran ABS 2007 LLC, Exterran ABS Leasing 2007 LLC, EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed June 26, 2008

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

3.2	Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

4.1	First Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and Wilmington Trust Company, as Trustee, for the 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 10.14 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

4.2	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTERRAN HOLDINGS, INC.
Date: August 6, 2008
	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President, Accounting and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.1 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

2.2	Amendment No. 1, dated as of June 25, 2007, to Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Exterran Holdings, Inc. (formerly Iliad Holdings, Inc.), Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.2 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

2.3	Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC, UCLP Leasing LLC and Universal Compression Partners, L.P., incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc. Current Report on Form 8-K filed July 11, 2007

2.4	Contribution, Conveyance and Assumption Agreement, dated June 25, 2008, by and among Exterran Holdings, Inc., Hanover Compressor Company, Hanover Compression General Holdings, LLC, Exterran Energy Solutions, L.P., Exterran ABS 2007 LLC, Exterran ABS Leasing 2007 LLC, EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed June 26, 2008

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

3.2	Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

4.1	First Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and Wilmington Trust Company, as Trustee, for the 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 10.14 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

4.2	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.