Form 10-Q
period 2008-09-30
EXTERRAN HOLDINGS INC.
filed 2008-11-07
CIK 1389050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
Commission File No. 001-33666
EXTERRAN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of. Incorporation or Organization)	74-3204509 (I.R.S. Employer Identification No.)

16666 Northchase Drive Houston, Texas (Address of principal executive offices)	77060 (Zip Code)
(281) 836-7000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
Number of shares of the Common Stock of the registrant outstanding as of October 30, 2008: 64,708,357 shares.

PART I. UNAUDITED FINANCIAL INFORMATION
Item 1. Financial Statements
EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value and share amounts)
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$118,294	$149,224
Restricted cash	7,633	9,133
Accounts receivable, net of allowance of $13,587 and $10,846, respectively	598,986	516,072
Inventory, net	503,459	411,436
Costs and estimated earnings in excess of billings on uncompleted contracts	207,420	203,932
Current deferred income taxes	38,443	41,648
Other current assets	154,081	145,159

Total current assets	1,628,316	1,476,604
Property, plant and equipment, net	3,690,747	3,533,505
Goodwill, net	1,514,408	1,455,881
Intangible and other assets, net	305,443	311,457
Investments in non-consolidated affiliates	102,635	86,076

Total assets	$7,241,549	$6,863,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$85	$997
Accounts payable, trade	239,628	221,391
Accrued liabilities	291,583	326,163
Advance billings	202,092	169,830
Billings on uncompleted contracts in excess of costs and estimated earnings	157,072	87,741

Total current liabilities	890,460	806,122
Long-term debt	2,467,688	2,332,927
Other liabilities	151,724	89,012
Deferred income taxes	303,866	281,898

Total liabilities	3,813,738	3,509,959
Commitments and contingencies (Note 9)
Minority interest	188,574	191,304
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 67,135,312 and 66,574,419 shares issued, respectively	671	666
Additional paid-in capital	3,344,687	3,317,321
Accumulated other comprehensive income	5,448	13,004
Retained earnings (accumulated deficit)	39,331	(68,733)
Treasury stock, 2,443,817 and 1,287,237 common shares, at cost, respectively	(150,900)	(99,998)

Total stockholders’ equity	3,239,237	3,162,260

Total liabilities and stockholders’ equity	$7,241,549	$6,863,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
North America contract operations	$197,926	$148,986	$591,609	$348,184
International contract operations	135,153	88,457	380,899	225,393
Aftermarket services	98,275	75,045	280,153	172,182
Fabrication	364,608	432,114	1,095,601	941,350

	795,962	744,602	2,348,262	1,687,109

Expenses:
North America contract operations	84,440	64,581	259,031	145,939
International contract operations	53,884	35,439	141,397	86,420
Aftermarket services	78,306	58,049	221,914	131,864
Fabrication	292,978	364,749	912,005	782,155
Selling, general and administrative	94,533	71,191	279,559	175,397
Merger and integration expenses	3,728	34,008	9,710	37,397
Early extinguishment of debt	—	70,150	—	70,150
Depreciation and amortization	94,286	66,040	277,150	166,894
Fleet impairment	1,000	61,945	2,450	61,945
Interest expense	33,364	38,680	96,689	95,133
Equity in (income) loss of non-consolidated affiliates	(6,657)	5,005	(19,712)	(6,957)
Other (income) expense, net	5,689	(13,578)	(15,922)	(29,644)

	735,551	856,259	2,164,271	1,716,693

Income (loss) before income taxes and minority interest	60,411	(111,657)	183,991	(29,584)
Provision (benefit) for income taxes	20,350	(38,692)	67,411	(8,085)
Minority interest, net of tax	3,028	2,426	8,914	2,426

Income (loss) from continuing operations	37,033	(75,391)	107,666	(23,925)
Gain on sale of discontinued operation, net of tax	—	—	398	—

Net income (loss)	$37,033	$(75,391)	$108,064	$(23,925)

Weighted average common and equivalent shares outstanding:
Basic	64,940	48,771	65,070	38,983

Diluted	68,537	48,771	67,760	38,983

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.57	$(1.55)	$1.65	$(0.61)
Income from discontinued operations	—	—	0.01	—

Net income (loss)	$0.57	$(1.55)	$1.66	$(0.61)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.56	$(1.55)	$1.62	$(0.61)
Income from discontinued operations	—	—	0.01	—

Net income (loss)	$0.56	$(1.55)	$1.63	$(0.61)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$37,033	$(75,391)	$108,064	$(23,925)
Other comprehensive income (loss), net of tax:
Change in fair value of derivative financial instruments	(2,763)	(1,568)	985	(1,568)
Foreign currency translation adjustment	4,008	14,419	(8,541)	16,256

Comprehensive income (loss)	$38,278	$(62,540)	$100,508	$(9,237)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$108,064	$(23,925)
Adjustments:
Depreciation and amortization	277,150	166,894
Fleet impairment	2,450	61,945
Deferred financing cost amortization	2,587	16,385
Income from discontinued operations, net of tax	(398)	—
Minority interest	8,914	2,426
Bad debt expense	2,593	1,752
Gain on sale of property, plant and equipment	(3,513)	(8,941)
Equity in (income) loss of non-consolidated affiliates, net of dividends received	(16,954)	1,560
Interest rate swaps	2,572	—
Gain on remeasurement of intercompany balances	(3,423)	(74)
Net realized gain on trading securities	(8,236)	(13,903)
Stock compensation expense	12,023	21,366
Sales of trading securities	19,346	30,848
Purchases of trading securities	(11,110)	(16,945)
Deferred income taxes	11,296	(29,363)
Changes in assets and liabilities, net of acquisition:
Accounts receivable and notes	(78,324)	(23,446)
Inventory	(88,317)	78,935
Costs and estimated earnings versus billings on uncompleted contracts	66,232	(76,510)
Prepaid and other current assets	(6,019)	(10,634)
Accounts payable and other liabilities	(24,178)	23,864
Advance billings	78,043	(92,573)
Other	(5,455)	(1,820)

Net cash provided by continuing operations	345,343	107,841
Net cash provided by discontinued operations	—	—

Net cash provided by operating activities	345,343	107,841

Cash flows from investing activities:
Capital expenditures	(376,070)	(232,911)
Proceeds from sale of property, plant and equipment	44,669	29,814
Cash paid for business acquisitions, net of cash acquired	(133,349)	25,873
Cash invested in non-consolidated affiliates	—	(3,095)
Decrease in restricted cash	1,500	—

Net cash used in continuing operations	(463,250)	(180,319)
Net cash provided by discontinued operations	1,815	—

Net cash used in investing activities	(461,435)	(180,319)

Cash flows from financing activities:
Borrowings on revolving credit facilities	738,000	721,900
Repayments on revolving credit facilities	(594,000)	(654,900)
Repayment of debt assumed in merger	—	(601,970)
Repayment of 2001A equipment lease notes	—	(137,123)
Repayment of 2001B equipment lease notes	—	(257,750)
Proceeds from issuance of term loan	—	800,000
Proceeds from ABS credit facility	—	800,000
Proceeds from the Partnership credit facility	65,250	9,000
Borrowings on Partnership term loan facility	117,500	—
Repayment of senior notes	—	(549,915)
Repayments of convertible senior notes due 2008	(192,000)	—
Payments for debt issue costs	(583)	(11,365)

	Nine Months Ended
	September 30,
	2008	2007
Proceeds from stock options exercised	5,065	15,474
Proceeds from stock issued pursuant to our employee stock purchase plan	3,400	—
Purchase of treasury stock	(50,903)	(49,997)
Proceeds (repayments) of other debt, net	(901)	(2,897)
Stock-based compensation excess tax benefit	6,284	9,580
Distributions to non-controlling partners in Exterran Partners, L.P.	(10,632)	—

Net cash provided by continuing operations	86,480	90,037
Net cash provided by discontinued operations	—	—

Net cash provided by financing activities	86,480	90,037

Effect of exchange rate changes on cash and equivalents	(1,318)	4,679

Net increase (decrease) in cash and cash equivalents	(30,930)	22,238
Cash and cash equivalents at beginning of period	149,224	73,286

Cash and cash equivalents at end of period	$118,294	$95,524

Supplemental disclosure of non-cash transactions:
Conversion of debt to common stock	$—	$84,392

Stock issued in the merger	$—	$2,003,524

Conversion of Universal stock options to Exterran stock options	$—	$67,574

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
Earnings (Loss) Per Common Share
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

The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted income (loss) per common share (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007		2008		2007
Weighted average common shares outstanding-used in basic income (loss) per common share	64,940	48,771		65,070		38,983
Net dilutive potential common stock issuable:
On exercise of options and vesting of restricted stock and restricted stock units	458	*	*	599		*	*
On settlement of employee stock purchase plan shares	25	—		15		—
On conversion of convertible senior notes due 2008	—	*	*	*	*	*	*
On conversion of convertible junior subordinated notes due 2029	—	—		—		*	*
On conversion of convertible senior notes due 2014	3,114	*	*	2,076		*	*

Weighted average common shares and dilutive potential common shares used in diluted income (loss) per common share	68,537	48,771		67,760		38,983

**	Excluded from diluted income (loss) per common share as the effect would have been anti-dilutive.
Net income (loss) for the diluted earnings (loss) per share calculation for the three and nine months ended September 30, 2008 is adjusted to add back interest expense and amortization of financing costs totaling $1.2 million and $2.4 million, respectively, net of tax, relating to our convertible senior notes due 2014.
The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock and restricted stock units	—	658	—	569
On exercise of options where exercise price is greater than average market value for the period	582	32	566	17
On conversion of convertible senior notes due 2008	—	1,420	399	1,420
On conversion of junior subordinated notes due 2029	—	—	—	431
On conversion of convertible senior notes due 2014	—	3,115	1,039	3,115

Net dilutive potential common shares issuable	582	5,225	2,004	5,552

Stock Options and Stock-based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments,” using the modified prospective transition method. Under that transition method, compensation cost recognized beginning in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value, and (b) compensation cost for any share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.
Other (income) expense, net
Other (income) expense, net is primarily comprised of gains and losses on foreign currency translation adjustments and on the sale of assets and trading securities.
Minority Interest
As of September 30, 2008, minority interest is primarily comprised of the portion of Exterran Partners, L.P.’s (together with its subsidiaries, the “Partnership”) capital and earnings that is applicable to the 43% limited partner interest in the Partnership we do not own (see further discussion of the Partnership in Note 2, below).
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
The total purchase price of Universal was $2.1 billion, including the fair value of Universal stock options assumed and acquisition related transaction costs. Assets acquired and liabilities assumed were recorded at their fair values as of August 20, 2007. The purchase price has been calculated as follows:

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
Under the purchase method of accounting, the total purchase price was allocated to Universal’s net tangible and identifiable intangible assets based on their estimated fair values as of August 20, 2007, as set forth below. The excess of the purchase price over net tangible and identifiable intangible assets was recorded as goodwill. The goodwill resulting from the allocation of the purchase price was primarily associated with Universal’s market presence in certain geographic locations where Hanover did not have a presence, the advantage of a lower cost of capital over time that we believe results from the Partnership’s structure, growth opportunities in the markets that the combined companies serve, the expected cost saving synergies from the merger, the expertise of Universal’s experienced workforce and its established operating infrastructure.
The table below indicates the purchase price allocation to Universal’s net tangible and identifiable intangible assets based on their estimated fair values as of August 20, 2007 (in thousands):

Fair Value
Current assets	$485,610
Property, plant and equipment	1,671,726
Goodwill	1,279,179
Intangible and other assets	233,818
Current liabilities	(322,765)
Long-term debt	(812,969)
Deferred income taxes	(238,347)
Other long-term liabilities	(21,225)
Minority interest	(192,460)

Purchase price	$2,082,567

Goodwill and Intangible Assets Acquired
The amount of goodwill of $1,279.2 million resulting from the merger is considered to have an indefinite life and will not be amortized. Instead, goodwill will be reviewed for impairment annually or more frequently if indicators of impairment exist. Approximately $91.5 million of the goodwill is deductible for U.S. federal income tax purposes.
The amount of finite life intangible assets includes $159.6 million and $42.0 million associated with customer relationships and contracts, respectively. The intangible assets for customer relationships and contracts are being amortized through 2024 and 2015, respectively, based on the present value of expected income to be realized from these assets. Finite life intangible assets also include $12.0 million for the Universal backlog that existed on the date of the merger and is being amortized over 15 months.
Exterran Partners, L.P.
As a result of the merger, we became the indirect majority owner of the Partnership. The Partnership is a master limited partnership that was formed to provide natural gas contract operations services to customers throughout the U.S. In October 2006, the Partnership completed its initial public offering, as a result of which the common units owned by the public represented a 49% limited partner ownership interest, at that time, in the Partnership and Universal owned the remaining equity interest in the Partnership. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be our primary growth vehicle for the U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash and/or additional interests in the Partnership. As of September 30, 2008, the Partnership had a fleet of approximately 2,450 compressor units comprising approximately 1,017,000 horsepower, or 23% (by available horsepower) of our and the Partnership’s combined total U.S. horsepower.
We are party to an omnibus agreement with the Partnership and others (as amended and restated, the “Omnibus Agreement”), the terms of which include, among other things, our agreement to provide to the Partnership operational staff, corporate staff and support services; the terms governing our sales to the Partnership of newly fabricated equipment; the terms governing our transfers between the Partnership and us of compression equipment and an agreement by us to provide caps on the amount of cost of sales and selling, general and administrative costs that the Partnership must pay.
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

	Three months	Nine months
	ended	ended
	September 30, 2007
Total revenues	$923,066	$2,436,897

Net income (loss)	$(37,100)	$53,103

Basic income (loss) per common share	$(0.57)	$0.83

Diluted income (loss) per common share	$(0.57)	$0.80

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
In July 2008, we acquired for approximately $108 million EMIT Water Discharge Technology, LLC (“EMIT”), a leading provider of contract water management and processing services to the coalbed methane industry. Under the purchase method of accounting, the total preliminary purchase price was allocated to EMIT’s net tangible and intangible assets based on their estimated fair value at the purchase date. This allocation resulted in preliminary amounts of goodwill and intangible assets of $43.3 million and $44.2 million, respectively. The intangible assets for contracts and customer relationships are being amortized through 2017 and 2019, respectively, based on the present value of expected income to be realized from these assets. The intangible assets for non-compete agreements and technology will be amortized through 2013 and 2027, respectively. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date, in accordance with GAAP.
3. INVENTORY
Inventory, net of reserves, consisted of the following amounts (in thousands):

	September 30,	December 31,
	2008	2007
Parts and supplies	$288,358	$246,540
Work in progress	192,604	139,956
Finished goods	22,497	24,940

Inventory, net of reserves	$503,459	$411,436

As of September 30, 2008 and December 31, 2007, we had inventory reserves of approximately $17.9 million and $21.5 million, respectively.

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Compression equipment, facilities and other fleet assets	$4,634,968	$4,359,936
Land and buildings	180,480	175,925
Transportation and shop equipment	186,265	147,797
Other	108,259	72,395

	5,109,972	4,756,053
Accumulated depreciation	(1,419,225)	(1,222,548)

Property, plant and equipment, net	$3,690,747	$3,533,505

During the first quarter of 2008, management identified certain fleet units that will not be used in our contract operations business in the future. We compared the expected proceeds from the disposition to determine the fair value for the fleet assets we will no longer utilize in our operations. The net book value of these assets exceeded the fair value by $1.5 million, and this difference was recorded as a long-lived asset impairment in the first quarter of 2008. The impairment is recorded in fleet impairment expense in the condensed consolidated statements of operations. During the three months ended September 30, 2008, we recorded a $1.0 million impairment related to the loss sustained on offshore units that were on platforms that capsized during Hurricane Ike. The impairment is recorded in fleet impairment expense in the condensed consolidated statements of operations.
5. DEBT
Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Revolving credit facility due August 2012	$324,000	$180,000
Term loan	800,000	800,000
2007 ABS Facility notes due 2012	800,000	800,000
Partnership’s revolving credit facility due 2011	282,250	217,000
Partnership’s term loan facility due 2011	117,500	—
4.75% convertible senior notes due 2008	—	192,000
4.75% convertible senior notes due 2014	143,750	143,750
Other, interest at various rates, collateralized by equipment and other assets	273	1,174

	2,467,773	2,333,924
Less current maturities	(85)	(997)

Long-term debt	$2,467,688	$2,332,927

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
As of September 30, 2008, we had $324.0 million in outstanding borrowings and $337.9 million in letters of credit outstanding under our revolving credit facility. Additional borrowings of up to approximately $188.1 million were available under that facility as of September 30, 2008.
Borrowings under the Credit Agreement bear interest, if they are in U.S. dollars, at our option, a base rate or LIBOR, plus an applicable margin, as defined in the agreement. At September 30, 2008, all amounts outstanding were LIBOR loans. The applicable margin at September 30, 2008 was 0.825%. The weighted average interest rate at September 30, 2008 on the outstanding balance, excluding the effect of related cash flow hedges, was 4.1%.
On August 20, 2007, our wholly-owned subsidiary Exterran ABS 2007 LLC entered into a $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”) and issued $400 million in notes under this facility. On September 18, 2007, Exterran ABS 2007 LLC issued an additional $400 million in notes under this facility. Interest will accrue on these notes at a variable rate consisting of LIBOR plus an applicable margin. For outstanding amounts up to $800 million, the applicable margin is 0.825%. For amounts outstanding over $800 million, the applicable margin is 1.35%. The weighted average interest rate at September 30, 2008 on these notes, excluding the effect of related cash flow hedges, was 4.0%.
Our 4.75% Convertible Senior Notes due 2008 were repaid using funds from our revolving credit facility in March 2008.
The Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership, entered into a senior secured credit agreement in 2006. The five year revolving credit facility under the credit agreement was expanded in 2007 from $225 million to $315 million and matures in October 2011. As of September 30, 2008, there were $282.3 million in outstanding borrowings under the Partnership’s revolving credit facility and $32.7 million was available for additional borrowings.
The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin, as defined in the agreement. At September 30, 2008 all amounts outstanding were LIBOR loans and the applicable margin was 1.0%. The weighted average interest rate on the outstanding balance of the Partnership’s revolving credit facility, at September 30, 2008, excluding the effect of related cash flow hedges, was 4.1%.
In May 2008, the Partnership entered into an amendment to its senior secured credit agreement that increased the aggregate commitments under that facility to provide for a $117.5 million term loan facility. The $117.5 million term loan was funded during July 2008 and $58.3 million was drawn on the Partnership’s revolving credit facility, which together were used to repay debt assumed by the Partnership concurrent with the acquisition by the Partnership from us of certain contract operations customer service agreements and a fleet of compressor units used to provide compression services under those agreements and to pay other costs incurred associated with this transaction. The $117.5 million term loan is non-amortizing but must be repaid with the net proceeds from any equity offerings of the Partnership until paid in full. All amounts outstanding under the senior secured credit facility mature in October 2011.
The term loan bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on its leverage ratio, varies (i) in the case of LIBOR loans, from 1.5% to 2.5% or (ii) in the case of base rate loans, from 0.5% to 1.5%. Borrowings under the term loan will be subject to the same credit agreement and covenants as the Partnership’s revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings of the Partnership, on a dollar-for-dollar basis. The weighted average interest rate on the outstanding balance of the Partnership’s term loan at September 30, 2008, excluding the effect of related cash flow hedges, was 5.8%.
Subject to certain conditions, at the Partnership’s request and with the approval of the lenders, the aggregate commitments under the senior secured credit facility may be increased by an additional $17.5 million. This amount will be increased on a dollar-for-dollar basis with each repayment under the term loan facility.
We were in compliance with our debt covenants as of September 30, 2008.
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
As a result of the merger, we assumed ten interest rate swaps with a total notional amount of $500.1 million as of September 30, 2008, that we designated as cash flow hedges to hedge the risk of variability of LIBOR based interest rate payments related to variable rate debt.
In September 2007, we entered into three interest rate swaps that we designated as cash flow hedges to hedge the risk of variability of LIBOR interest rate payments related to variable rate debt. The three swap agreements have notional amounts as of September 30, 2008 of $153.8 million, $231.1 million and $150.0 million, respectively.
In January 2008, we entered into six interest rate swaps that we designated as cash flow hedges to hedge the risk of variability of LIBOR interest rate payments related to variable rate debt. The six swap agreements each have notional amounts as of September 30, 2008 of $50.0 million.

The following table summarizes, by individual hedge instrument, our interest rate swaps as of September 30, 2008 (dollars in thousands):

					Fair Value of
		Floating Rate to be	Notional		Swap at
Fixed Rate to be Paid	Maturity Date	Received	Amount		September 30, 2008
4.035%	March 31, 2010	Three Month LIBOR	$37,500	(1)	$(111)
4.007%	March 31, 2010	Three Month LIBOR	37,500	(1)	(102)
3.990%	March 31, 2010	Three Month LIBOR	37,500	(1)	(97)
4.057%	March 31, 2010	Three Month LIBOR	37,500	(1)	(112)
4.675%	August 20, 2012	One Month LIBOR	153,763	(2)	(4,837)
4.744%	July 20, 2012	One Month LIBOR	231,147	(2)	(7,963)
4.668%	July 20, 2012	One Month LIBOR	150,000	(2)	(4,498)
5.210%	January 20, 2013	One Month LIBOR	54,500	(2)	(2,040)
4.450%	September 20, 2019	One Month LIBOR	40,000	(2)	(631)
5.020%	October 20, 2019	One Month LIBOR	50,590	(2)	(2,409)
5.275%	December 1, 2011	Three Month LIBOR	125,000	(3)	(5,519)
5.343%	October 20, 2011	Three Month LIBOR	40,000	(3)	(1,883)
5.315%	October 20, 2011	Three Month LIBOR	40,000	(3)	(1,853)
3.080%	January 28, 2011	Three Month LIBOR	50,000		391
3.075%	January 28, 2011	Three Month LIBOR	50,000		383
3.062%	January 28, 2011	Three Month LIBOR	50,000		401
3.100%	January 28, 2011	Three Month LIBOR	50,000		365
3.065%	January 28, 2011	Three Month LIBOR	50,000		398
3.072%	January 28, 2011	Three Month LIBOR	50,000		400

			$1,335,000		$(29,717)

(1)	These swaps amortize ratably over the life of the swap.

(2)	Certain of these swaps amortize while the notional amounts of others increase in corresponding amounts to maintain a consistent outstanding notional amount of $680 million.

(3)	These swaps are expected to offset changes in expected cash flows due to fluctuations in the variable rate of the Partnership’s debt.
Interest rate swap balances as of September 30, 2008 are presented in the accompanying condensed consolidated balance sheet as follows (in thousands):

September 30,
2008
Other current assets	$1,698
Intangibles and other assets, net	640
Accrued liabilities	(8,172)
Other liabilities	(23,883)

Net interest rate swap balance	$(29,717)

We have designated these interest rate swaps as cash flow hedging instruments pursuant to the criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), so that any change in their fair values is recognized as a component of comprehensive income or loss and is included in accumulated other comprehensive income or loss to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine if the swap agreements are still effective and to calculate any ineffectiveness. For the three and nine months ended September 30, 2008, we recorded approximately $0.8 million and $1.6 million, respectively, of interest expense due to the ineffectiveness related to these swaps.
In April 2008, we entered into a foreign currency economic hedge to reduce our foreign exchange risk associated with cash flows we will receive under a contract in Kuwaiti Dinars. This economic hedge did not qualify for hedge accounting treatment. At September 30, 2008, the remaining notional amount of the derivative was approximately 17.8 million Kuwaiti Dinars. Gains and losses on this foreign currency hedge are included in other (income) expense, net in our condensed consolidated statements of operations. The fair value of this derivative at September 30, 2008 was a liability of $3.5 million.

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
The following table summarizes the valuation of our derivatives under SFAS No. 157 pricing levels as of September 30, 2008 (in thousands):

	As of September 30, 2008
		Quoted
		market
		prices in	Significant	Significant
		active	other	unobservable
		markets	observable	inputs
	Total	(Level 1)	inputs (Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(29,717)	$—	$(29,717)	$—
Foreign currency derivative asset (liability)	(3,549)	—	(3,549)	—
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
Stock Options
Under the 2007 Plan, stock options are granted at fair market value at the date of grant, are exercisable in accordance with the vesting schedule established by the compensation committee of our board of directors (“Compensation Committee”) in its sole discretion and expire no later than seven years after the date of grant. Options generally vest 33 1/3% on each of the first three anniversaries of the grant date.
The weighted average fair value at date of grant for options granted during the nine months ended September 30, 2008 was $18.84, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Nine Months
Ended
September 30,
2008
Expected life in years	4.5
Risk-free interest rate	2.38%
Volatility	28.66%
Dividend yield	0.00%
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
The following table presents stock option activity for the nine months ended September 30, 2008 (in thousands, except per share data and remaining life in years). The number of stock options and related exercise prices have been adjusted to reflect the exchange ratio in the merger.

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life	Value
Options outstanding, December 31, 2007	1,798	$36.37
Granted	424	67.08
Exercised	(173)	30.83
Cancelled	(55)	65.23

Options outstanding, September 30, 2008	1,994	$42.59	5.3	$5,362

Options exercisable, September 30, 2008	1,508	$34.04	4.8	$5,362

Intrinsic value is the difference between the market value of our stock and exercise price of each option multiplied by the number of options outstanding for those options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 and 2007 was $6.6 million and $19.7 million, respectively. As of September 30, 2008, $8.2 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over the weighted-average period of 2.3 years.
Restricted Stock
For grants of restricted stock and stock-settled restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the date of grant. Common stock subject to restricted stock grants generally vests 33 1/3% on each of the first three anniversaries of the grant date.

The following table presents restricted stock activity for the nine months ended September 30, 2008 (shares in thousands).

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Non-vested restricted stock, December 31, 2007	299	$71.52
Granted	389	67.13
Vested	(96)	71.72
Cancelled	(59)	68.78

Non-vested restricted stock, September 30, 2008	533	$68.64

As of September 30, 2008, $26.5 million of unrecognized compensation cost related to non-vested restricted stock is expected to be recognized over the weighted-average period of 2.2 years.
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
Because the holders of the UARs will receive a cash payment from us, these awards have been recorded as a liability, and we are required to remeasure the fair value of these awards at each reporting date under the guidance of SFAS No. 123(R). The re-measurement of fair value of the UARs reduced SG&A expense by $1.1 million and $0.1 million for the nine months ended September 30, 2008 and 2007, respectively.
Partnership Unit Options
As of September 30, 2008, the Partnership had 591,429 outstanding unit options. During the nine months ended September 30, 2008 and 2007, no unit options were granted or exercised. During the nine months ended September 30, 2008, 2,143 unit options were cancelled.
In October 2008, the Partnership’s Long-Term Incentive Plan was amended to allow us the option to settle any exercised unit options in a cash payment equal to the fair market value of the number of common units that we would otherwise issue upon exercise of such unit option less the exercise price and any amounts required to meet withholding requirements.
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
As of September 30, 2008, the Partnership had 48,152 outstanding phantom units. During the nine months ended September 30, 2008, 44,310 phantom units were granted with a weighted average grant-date fair value of $32.22 per phantom unit. During the nine months ended September 30, 2008, 5,590 phantom units were forfeited with a weighted average grant-date fair value of $32.22 per phantom unit. The phantom units outstanding at September 30, 2008 vest and settle on various dates ranging from January 2009 to March 2011 and have various contractual lives. As of September 30, 2008, no phantom units had vested. As of September 30, 2008, $1.0 million of unrecognized compensation cost related to non-vested phantom units is expected to be recognized over the weighted-average period of 2.1 years.

9. COMMITMENTS AND CONTINGENCIES
We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	September 30, 2008
Indebtedness of non-consolidated affiliates:
El Furrial (1)	2013	$22,119
Other:
Performance guarantees through letters of credit (2)	2008-2012	321,770
Standby letters of credit	2008-2012	27,057
Commercial letters of credit	2008-2009	10,818
Bid bonds and performance bonds (2)	2008-2014	131,222

Maximum potential undiscounted payments		$512,986

(1)	We have guaranteed the amounts included above, which is a percentage of the total debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate.

(2)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.
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
See Note 2 for a discussion of the contingent purchase price related to our acquisition of GLR.
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
During the three and nine months ended September 30, 2008, we received approximately $1.8 million and $8.3 million, respectively, in payments related to the Cawthorne Channel Project, which we applied against outstanding receivables. Although we believe we are entitled to payments from Global and have accordingly invoiced Global for such, collectibility is not reasonably assured due to uncertainty regarding when the Cawthorne Channel Project will receive natural gas from Shell and due to Global’s dependence on natural gas production by the Cawthorne Channel Project to pay us. Therefore, we billed but did not recognize revenue of approximately $4.2 million and $12.6 million, respectively, related to the Cawthorne Channel Project during the three and nine months ended September 30, 2008. Based on our analysis of estimated future cash flows, we believe we will recover all of our receivables and our full investment in the Cawthorne Channel Project over the remaining term of the contract.
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
This project and our other projects in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. Such risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or result in the deprivation of contract rights. Any of these risks could adversely impact any of our operations in Nigeria, and could affect the timing and decrease the amount of revenue we may ultimately realize from our investments in Nigeria. At September 30, 2008, we had net assets of approximately $71 million related to our operations in Nigeria, which primarily related to our capital investment and advances/accounts receivable for the Cawthorne Channel Project.
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

The following tables present sales and other financial information by industry segment for the three and nine months ended September 30, 2008 and 2007 (in thousands).

	North
	America	International			Reportable
	Contract	Contract	Aftermarket		Segments
Three Months Ended	Operations	Operations	Services	Fabrication	Total
September 30, 2008:
Revenue from external customers	$197,926	$135,153	$98,275	$364,608	$795,962
Gross margin(1)	113,486	81,269	19,969	71,630	286,354
September 30, 2007:
Revenue from external customers	$148,986	$88,457	$75,045	$432,114	$744,602
Gross margin(1)	84,405	53,018	16,996	67,365	221,784

(1)	Gross margin, a non-GAAP financial measure, is reconciled to net income below.

	North
	America	International			Reportable
	Contract	Contract	Aftermarket		Segments
Nine Months Ended	Operations	Operations	Services	Fabrication	Total
September 30, 2008:
Revenue from external customers	$591,609	$380,899	$280,153	$1,095,601	$2,348,262
Gross margin(1)	332,578	239,502	58,239	183,596	813,915
September 30, 2007:
Revenue from external customers	$348,184	$225,393	$172,182	$941,350	$1,687,109
Gross margin(1)	202,245	138,973	40,318	159,195	540,731

(1)	Gross margin, a non-GAAP financial measure, is reconciled to net income below.
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
The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$37,033	$(75,391)	$108,064	$(23,925)
Selling, general and administrative	94,533	71,191	279,559	175,397
Merger and integration expenses	3,728	34,008	9,710	37,397
Early extinguishment of debt	—	70,150	—	70,150
Depreciation and amortization	94,286	66,040	277,150	166,894
Fleet impairment	1,000	61,945	2,450	61,945
Interest expense	33,364	38,680	96,689	95,133
Equity in (income) loss of non-consolidated affiliates	(6,657)	5,005	(19,712)	(6,957)
Other (income) expense, net	5,689	(13,578)	(15,922)	(29,644)
Provision (benefit) for income taxes	20,350	(38,692)	67,411	(8,085)
Minority interest, net of tax	3,028	2,426	8,914	2,426
Gain on sale of discontinued operation, net of tax	—	—	(398)	—

Gross margin	$286,354	$221,784	$813,915	$540,731

12. INCOME TAXES
The provision for income taxes for the three months ended September 30, 2008 included a charge of $2.7 million for the tax effect of recently enacted state tax law changes. Tax benefits were also recorded for the reversal of $5.1 million of valuation allowances against certain foreign tax loss carryforwards and a $3.3 million reduction in our provision for uncertain tax positions, including penalties and interest, due to a favorable foreign court decision.
The provision for income taxes for the nine months ended September 30, 2008 included a charge of $2.7 million for the tax effect of recently enacted state tax law changes. A tax benefit was also recorded for the reversal of $2.9 million of valuation allowances against certain foreign tax loss carryforwards.
13. STOCKHOLDERS’ EQUITY
On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. Under the stock repurchase program, we may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We may also implement all or part of the repurchases under a Rule 10b5-1 trading plan, so as to provide the flexibility to extend our share repurchases beyond the quarterly purchasing window. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, and will be at management’s discretion. Repurchases under the program may commence or be suspended at any time without prior notice. The stock repurchase program may be funded through cash provided by operating activities or borrowings. During the nine months ended September 30, 2008, we repurchased 1,087,038 shares of our common stock at an aggregate cost of $49.9 million. See Part II, Item 2 (“Unregistered Sales of Equity Securities and Use of Proceeds”) for information regarding these repurchases. Since the program was initiated, we have repurchased 2,345,438 shares of our common stock at an aggregate cost of $149.9 million. At September 30, 2008, we were authorized to purchase up to an additional $50.1 million worth of our common stock under the stock repurchase program.
The 2007 Plan allows participants to sell shares to us upon vesting of restricted stock at the current market price to cover the minimum level of taxes required to be withheld on the vesting date. We purchased approximately $1 million of our shares from participants during the nine months ended September 30, 2008. The 2007 Plan is administered by the Compensation Committee.
14. INVESTMENTS IN NON-CONSOLIDATED AFFILIATES
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
We own 35.5% of the SIMCO and Harwat Consortium (the “Consortium”), which owns, operates and services water injection plants in Venezuela. Due to unresolved disputes with the customer of the Consortium, management of the Consortium has informed us that they currently intend to send a notice to the customer which states that the Consortium may not be able to continue to fund its operations if some of its outstanding disputes are not paid in the near future. We have evaluated our investment in this joint venture and do not believe our investment is impaired at September 30, 2008; however, we cannot provide assurances that we will not have an impairment of this investment in the future. At September 30, 2008, our investment in the Consortium was $6.1 million.
15. SUBSEQUENT EVENTS
In October 2008, we borrowed an additional $100 million on our 2007 ABS Facility and used it to pay off approximately $60 million on our revolving credit facility. In October 2008, we also entered into two new interest rate swaps with an aggregate notional amount of $85 million to hedge the risk of variability of LIBOR interest rate payments related to variable rate debt.

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
Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. These forward-looking statements are also affected by the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended by Amendment No. 1 thereto, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s Electronic Data Gathering and Retrieval System at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
•	conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for natural gas and the impact on the price of natural gas, which could cause a decline in the demand for our compression and oil and natural gas production and processing equipment and services;

•	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	the success of our subsidiaries, including Exterran Partners, L.P. (along with its subsidiaries, the “Partnership”);

•	our inability to realize the anticipated benefits from the merger of Hanover Compressor Company (“Hanover”) and Universal Compression Holdings, Inc. (“Universal”);

•	changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, kidnappings, the taking of property without fair compensation and legislative changes;

•	changes in currency exchange rates;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the creditworthiness of our customers;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment workforce factors, including our ability to hire, train and retain key employees;

•	our inability to implement certain business and financial objectives, such as:
•	international expansion;

•	sales of additional U.S. contract operations contracts and equipment to the Partnership;

•	timely and cost-effective execution of projects;

•	integrating acquired businesses;

•	generating sufficient cash; and

•	accessing the capital markets at a reasonable cost;
•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.
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
GENERAL
Exterran Holdings, Inc., together with its subsidiaries (“Exterran,” “we,” “us,” or “our”), is a global market leader in the full service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. We operate in three primary business lines: contract operations, fabrication and aftermarket services. In our contract operations business line, we own a fleet of natural gas compression and crude oil and natural gas production and processing equipment that we utilize to provide operations services to our customers. In our fabrication business line, we fabricate and sell equipment that is similar to the equipment that we own and utilize to provide contract operations to our customers and we utilize our expertise and fabrication facilities to build equipment utilized in our contract operations services. Our fabrication business line also provides engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the construction of tank farms and the construction of evaporators and brine heaters for desalination plants. In what we refer to as “Total Solutions” projects, we can provide the engineering design, project management, procurement and construction services necessary to incorporate our products into complete production, processing and compression facilities. Total Solutions products are offered to our customers on a contract operations or on a turn-key sale basis. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, gas treating and oilfield power generation equipment.
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
Exterran Partners, L.P.
As a result of the merger, we became the indirect majority owner of the Partnership. The Partnership is a master limited partnership that was formed to provide natural gas contract operations services to customers throughout the United States of America (“U.S.”). In October 2006, the Partnership completed its initial public offering, as a result of which the common units owned by the public represented a 49% limited partner ownership interest, at that time, in the Partnership and Universal owned the remaining equity interest in the Partnership.
On July 30, 2008, the Partnership acquired from us contract operations customer service agreements with 34 customers and a fleet of approximately 620 compressor units used to provide compression services under those agreements, comprising approximately 254,000 horsepower, or 6% (by then available horsepower) of our and the Partnership’s combined U.S. contract operations business (the “July 2008 Contract Operations Acquisition”). In connection with this acquisition, the Partnership assumed $175.3 million of our debt and issued to our wholly-owned subsidiaries 2,413,672 common units and 49,259 general partner units.
In May 2008, the Partnership entered into an amendment to its senior secured credit agreement that increased the aggregate commitments under that facility to provide for a $117.5 million term loan facility. The $117.5 million term loan was funded during July 2008 and $58.3 million was drawn on the Partnership’s revolving credit facility, which together, were used to repay the debt assumed by the Partnership concurrent with the closing of the July 2008 Contract Operations Acquisition and to pay other costs incurred. The $117.5 million term loan is non-amortizing but must be repaid with the net proceeds from any equity offerings of the Partnership until paid in full. All amounts outstanding under the Partnership’s senior secured credit facility mature in October 2011. Subject to certain conditions, at the Partnership’s request, and with the approval of the lenders, the aggregate commitments under the Partnership’s senior secured credit facility may be increased by an additional $17.5 million. This amount will be increased on a dollar-for-dollar basis with each payment under the term loan facility.
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
The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary growth vehicle for our U.S. contract operations business and for us to continue to contribute over time to the Partnership U.S. contract operations customer contracts and equipment in exchange for cash and/or additional interests in the Partnership. As of September 30, 2008, the Partnership had a fleet of approximately 2,450 compressor units comprising approximately 1,017,000 horsepower, or 23% (by available horsepower) of our and the Partnership’s combined total U.S. horsepower.
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

OVERVIEW
Industry Conditions and Trends
Natural gas consumption in the U.S. for the twelve months ended August 31, 2008 increased by approximately 4% over the twelve months ended August 31, 2007 and is expected to increase by 0.7% per year until 2030, according to the Energy Information Administration.
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
Our Performance Trends and Outlook
During the fourth quarter of 2008, we expect the overall market demand for contract operations services to be good. Given our recent declines in working horsepower in North America, however, we expect less growth in our contract operations business than for the overall market in North America. In international markets, we continue to expect relatively strong demand for our contract operations services, particularly for our Total Solutions projects throughout Latin America and the Eastern Hemisphere. Within the North America contract operations segment, we expect that operating costs will continue to moderate during the fourth quarter of 2008. We expect our 2008 fabrication revenue to exceed our 2007 reported fabrication revenue as the 2008 amount will include a full year of Universal’s operations.
Currently, we believe the recent decline in commodity prices and the impact of uncertain credit and capital market conditions resulting from the global financial crisis could negatively impact the level of capital spending by our customers in 2009. While we believe that, barring a significant and extended worldwide recession, industry activity outside of North America should remain strong given the longer-term nature of natural gas infrastructure development projects in international markets, the effects of lower capital spending by our customers could negatively impact demand for our products and services in North America. Should industry capital spending in North America decline, we believe our fabrication business segment will likely see a reduction in demand and profitability. These conditions may also negatively impact our contract operations business segment, although the effects are more difficult to predict for a variety of reasons. First, we believe our contract operations business is more closely tied to natural gas production than drilling activities and, therefore, it has historically experienced more stable demand than that for other energy service products and services. Second, some of our customers may have less access to external capital sources than in the recent past, which we believe could result in their desire to seek to outsource a greater amount of their compression and processing services.

Although we are not able at this time to predict the final impact of the current financial market and industry conditions on our businesses in 2009, we believe we are well positioned both from a capital and competitive perspective to take advantage of opportunities that may become available during this period of uncertainty. We will continue to evaluate the impact of these trends on our business as the market and industry environment continue to evolve.
Our revenue, earnings and financial position are affected by, among other things, (i) market conditions that impact demand for compression and oil and natural gas production and processing, (ii) our customers’ decisions to utilize our products and services rather than purchase equipment or engage our competitors and (iii) our customers’ decisions whether to renew service agreements with us. In particular, many of our North America contract operations agreements with customers have short initial terms, and we cannot be sure that such contracts for these services will be renewed after the end of the initial contractual term; any such nonrenewal could adversely impact our results of operations. Our level of capital spending depends on the demand for our products and services and the equipment we require to render services to our customers. For further information regarding material uncertainties to which our business is exposed, see Item 1A. (“Risk Factors”), included in Part II of this report, and Item 1A. (“Risk Factors”), included in Part I of our Annual Report on Form 10-K for the year ended December 31, 2007, as amended.
We are investing in key initiatives to help support the future growth of our company. These initiatives include an increased marketing and business development commitment and the conversion of certain of our locations to our enterprise resource planning system.
We intend for the Partnership to be the primary growth vehicle for our U.S. contract operations business. To this end, we intend to continue to contribute over time additional U.S. contract operations customer contracts and equipment to the Partnership in exchange for cash and/or additional interests in the Partnership. Such transactions would depend on, among other things, reaching agreement with the Partnership regarding the terms of any purchase and the Partnership’s ability to finance any such purchase.
Financial Highlights
Financial highlights for the three and nine months ended September 30, 2008, as compared to the prior year periods, which are discussed in greater detail below in “Results of Operations,” were as follows:
•	Revenue. Revenue increased 6.9% to $796.0 million for the three months ended September 30, 2008 compared to $744.6 million for the prior year period. Revenue increased 39.2% to $2,348.3 million for the nine months ended September 30, 2008 compared to $1,687.1 million for the prior year period. The increase in revenues in the current year was primarily due to the inclusion of Universal’s results for the entire period compared to the prior year, which included Universal’s results only after the merger date of August 20, 2007 through the end of the period.

•	Net Income (loss). Net income (loss) for the three months and nine months ended September 30, 2008 was $37.0 million and $108.1 million, respectively, an increase of $112.4 million and $132.0 million, respectively, over the prior year periods. Net income in the current year benefited from the inclusion of Universal’s results for the entire nine-month period compared to the prior year, which included Universal’s results only after the merger date of August 20, 2007 through the end of the period. Net income (loss) for the three and nine months ended September 30, 2008 and 2007 was impacted by the following charges (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Merger and integration expense	$3.7	$34.0	$9.7	$37.4
Debt extinguishment charges	—	70.2	—	70.2
Fleet impairment	1.0	61.9	2.5	61.9
Impairment of investment in non-consolidated affiliate (recorded in Equity in income (loss) of non-consolidated affiliates)	—	6.7	—	6.7
Cost over-runs on fabrication job(s) in Eastern Hemisphere	—	9.6	31.8	16.3
Interest rate swap termination (recorded in Interest expense)	—	7.0	—	7.0

Total	$4.7	$189.4	$44.0	$199.5

Operating Highlights
The following tables summarize our total available and operating horsepower, horsepower utilization percentage and fabrication backlog.

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Horsepower in thousands)
Total Available Horsepower (at period end):
North America	4,540	4,514	4,475
International	1,478	1,447	1,442

Total	6,018	5,961	5,917

Total Operating Horsepower (at period end):
North America	3,452	3,632	3,719
International	1,359	1,306	1,290

Total	4,811	4,938	5,009

Horsepower Utilization:
North America spot (at period end)	76%	80%	83%
International spot (at period end)	92%	90%	89%
Total spot (at period end)	80%	83%	85%

	September 30,	December 31,	September 30,
	2008	2007	2007
		(In millions)
Compressor and Accessory Fabrication Backlog	$359.4	$321.9	$395.3
Production and Processing Equipment Fabrication Backlog	731.9	787.6	720.2

Fabrication Backlog	$1,091.3	$1,109.5	$1,115.5

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007
Our results of operations after the merger date of August 20, 2007 include Universal’s results of operations, and periods prior to the merger date reflect only Hanover’s historical results of operations.
Summary of Business Segment Results
North America Contract Operations
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2008	2007	(Decrease)
Revenue	$197,926	$148,986	33%
Cost of sales (excluding depreciation and amortization expense)	84,440	64,581	31%

Gross margin	$113,486	$84,405	34%
Gross margin percentage	57%	57%	0%
The increase in revenue, cost of sales and gross margin (defined as revenue less cost of sales (excluding depreciation and amortization expense)) was primarily due to the inclusion of Universal’s results after the merger. Revenue for the three months ended September 30, 2008 benefited by $5.9 million from the inclusion of the results of EMIT Water Discharge Technology, LLC (“EMIT”), which we acquired in July 2008. Gross margin percentage (defined as revenue less cost of sales, excluding depreciation and amortization expense, divided by revenue) was consistent with the prior year period.

International Contract Operations
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2008	2007	(Decrease)
Revenue	$135,153	$88,457	53%
Cost of sales (excluding depreciation and amortization expense)	53,884	35,439	52%

Gross margin	$81,269	$53,018	53%
Gross margin percentage	60%	60%	0%
The increase in revenue, cost of sales and gross margin was primarily due to the inclusion of Universal’s results after the merger and approximately $10 million of higher revenues in Venezuela. Our operations in Argentina, Venezuela and Brazil accounted for approximately 64% of the increase in revenues. Gross margin percentage was consistent with the prior year period.
Aftermarket Services
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2008	2007	(Decrease)
Revenue	$98,275	$75,045	31%
Cost of sales (excluding depreciation and amortization expense)	78,306	58,049	35%

Gross margin	$19,969	$16,996	17%
Gross margin percentage	20%	23%	(3)%
The increase in revenue, cost of sales and gross margin was primarily due to the inclusion of Universal’s results after the merger. North America aftermarket services accounted for approximately 94% of the increase in revenues. The decrease in gross margin percentage was primarily due to reduced margins on aftermarket services provided internationally.
Fabrication
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2008	2007	(Decrease)
Revenue	$364,608	$432,114	(16)%
Cost of sales (excluding depreciation and amortization expense)	292,978	364,749	(20)%

Gross margin	$71,630	$67,365	6%
Gross margin percentage	20%	16%	4%
The decrease in revenue and cost of sales was primarily due to approximately $58 million less in installation sales in the three months ended September 30, 2008. Results for the three months ended September 30, 2007 included the recognition of a $66 million installation project in the Eastern Hemisphere. The increase in gross margin percentage is primarily due to $9.6 million of cost over-runs on one of our Eastern Hemisphere projects in the prior year period, $29.7 million of revenues with a 0% margin in the prior year period and $58 million of higher installation revenues in the prior year period which had lower margins than the rest of our fabrication segment. Our results for the third quarter of 2007 include a Universal project in the Eastern Hemisphere accounted for under the completed contract method of accounting that was near completion on the merger date and was completed by September 30, 2007. Due to the adjustment to record Universal’s inventory at fair value pursuant to the allocation of the purchase price on the date of merger, the inventory related to this project was increased to its sales price which resulted in a gross margin percentage of 0% on this project. This project reduced our fabrication equipment gross margin percentage by approximately 1% in the three months ended September 30, 2007. For further information regarding the purchase price allocation with the merger, see Note 2 to the Financial Statements.

Costs and Expenses
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2008	2007	(Decrease)
Selling, general and administrative	$94,533	$71,191	33%
Merger and integration expenses	3,728	34,008	(89)%
Early extinguishment of debt	—	70,150	(100)%
Depreciation and amortization	94,286	66,040	43%
Fleet impairment	1,000	61,945	(98)%
Interest expense	33,364	38,680	(14)%
Equity in (income) loss of non-consolidated affiliates	(6,657)	5,005	(233)%
Other (income) expense, net	5,689	(13,578)	142%
The increase in selling, general and administrative expenses (“SG&A”) was primarily due to the inclusion of Universal’s results after the merger. As a percentage of revenue, SG&A for the three months ended September 30, 2008 and 2007 was 12% and 10%, respectively.
Merger and integration expenses related to the merger between Hanover and Universal recorded during the three months ended September 30, 2008 were primarily comprised of change of control payments for executives and severance costs. During the three months ended September 30, 2007, merger and integration expenses were primarily comprised of amortization of retention bonus awards, acceleration of vesting of restricted stock, stock options and long-term cash incentives, change of control payments for executives and severance for employees.
The early extinguishment of debt costs in the three months ended September 30, 2007, relates to the call premium and tender fees paid to retire various Hanover notes as part of the debt refinancing following the merger and a charge of $16.4 million related to the write-off of deferred financing costs in conjunction with that refinancing, which was completed during the three months ended September 30, 2007.
The increase in depreciation and amortization expense was primarily due to the inclusion of Universal’s results after the merger and property, plant and equipment additions. Amortization expense of intangible assets from the Hanover and Universal merger and other acquisitions was $10.9 million and $1.6 million for the three months ended September 30, 2008 and 2007, respectively.
During the three months ended September 30, 2008, we recorded a $1.0 million impairment related to the loss sustained on offshore units that were on platforms which capsized during Hurricane Ike. In the third quarter of 2007, we recorded an impairment of fleet equipment of $61.9 million. Following completion of the merger between Hanover and Universal, our management reviewed the compression fleet assets that existed at the merger date. Management reviewed our fleet for units that were not of the type, configuration, make or model that management wanted to continue to offer due to the cost to refurbish the equipment, the incremental costs of maintaining more types of equipment and the increased financial flexibility of the new company to build new units in the configuration currently in demand by our customers. Prior to the merger, we had planned to rebuild or reconfigure these units over time to make them into the configurations currently in demand by customers. We performed a cash flow analysis of the expected proceeds from the disposition to determine the fair value for the fleet assets we decided to dispose of. The net book value of the fleet assets to be disposed of, previously owned by Hanover, exceeded the fair value by $61.9 million, which was recorded as an impairment of our long-lived assets in the third quarter of 2007. The impairment is recorded in fleet impairment expense in the consolidated statements of operations.
The decrease in interest expense during the three months ended September 30, 2008 compared to the three months ended September 30, 2007, was primarily due to a reduction in our weighted average effective interest rate, including the impact of interest rate swaps, to 5.6% for the three months ended September 30, 2008 from 7.5% for the three months ended September 30, 2007 and a $7.0 million charge to interest expense in the third quarter of 2007 from the termination of two fair value hedges. This decrease was partially offset by a higher average debt balance due to the addition of Universal’s debt after the merger compared to our average debt balance before the merger.
The increase in equity in income of non-consolidated affiliates was primarily due to higher equity income in our El Furrial joint venture in the three months ended September 30, 2008 and a charge of $6.7 million in the third quarter of 2007 on our investment in the SIMCO and Harwat Consortium. The $6.7 million charge on our investment in the SIMCO and Harwat Consortium was caused by an impairment of our investment that was determined to be other than temporary. This decline in value of our investment was primarily caused by increased costs to operate this business that were not expected to improve in the near term. The increase in equity in income of non-consolidated affiliates was also caused by higher equity in earnings from our Venezuelan joint venture, El Furrial. We have a 33.3% ownership interest in the El Furrial joint venture that operates gas compression plants. During the three months ended September 30, 2008 we recorded equity income of $1.1 million related to El Furrial compared to $2.5 million in equity loss for the three months ended September 30, 2007.
The change in other (income) expense, net, was primarily due to an increase of approximately $14.9 million in foreign currency translation losses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The loss is primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates and a $2.8 million loss on a foreign currency hedge in the current period. The change in other (income) expense, net was also impacted by a $2.4 million decrease in gains on sales of used equipment in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.
Income Taxes
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2008	2007	(Decrease)
Provision (benefit) for income taxes	$20,350	$(38,692)	153%
Effective tax rate	33.7%	34.7%	(1.0)%
The increase in the provision for income taxes was primarily due to an increase in income before income taxes primarily caused by the inclusion of Universal’s results after the merger and merger and refinancing related charges that did not recur in the current period. Our provision for income taxes was further increased by $2.7 million for the tax effect of recently enacted state tax law changes. These increases were partially offset by a $3.9 million reduction in the impact of changes in our provision for uncertain tax positions, including penalties and interest, primarily due to a favorable foreign court decision.
Minority Interest
As of September 30, 2008, minority interest is primarily comprised of the portion of the Partnership’s capital and earnings that is applicable to the 43% limited partner interest in the Partnership not owned by us. Minority interest increased due to higher earnings of the Partnership in the current period which resulted primarily from the customer contracts and compression units that the Partnership acquired from us in July 2008.
NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007
Our results of operations after the merger date of August 20, 2007 include Universal’s results of operations, and periods prior to the merger date reflect only Hanover’s historical results of operations.
Summary of Business Segment Results
North America Contract Operations
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2008	2007	(Decrease)
Revenue	$591,609	$348,184	70%
Cost of sales (excluding depreciation and amortization expense)	259,031	145,939	77%

Gross margin	$332,578	$202,245	64%
Gross margin percentage	56%	58%	(2)%
The increase in revenue, cost of sales and gross margin (defined as revenue less cost of sales (excluding depreciation and amortization expense)) was primarily due to the inclusion of Universal’s results after the merger. Revenue for the nine months ended September 30, 2008 benefited by $5.9 million from the inclusion of the results of EMIT, which we acquired in July 2008. Gross margin percentage (defined as revenue less cost of sales, excluding depreciation and amortization expense, divided by revenue) was negatively impacted in the current year as compared to the prior year due to higher repair and maintenance expenses.

International Contract Operations
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2008	2007	(Decrease)
Revenue	$380,899	$225,393	69%
Cost of sales (excluding depreciation and amortization expense)	141,397	86,420	64%

Gross margin	$239,502	$138,973	72%
Gross margin percentage	63%	62%	1%
The increase in revenue, cost of sales and gross margin was primarily due to the inclusion of Universal’s results after the merger and approximately $32 million of higher revenues in Venezuela. Our operations in Argentina, Venezuela and Brazil accounted for approximately 69% of the increase in revenues. Gross margin percentage increased primarily due to the improved gross margin percentage in Venezuela compared to the same period in the prior year.
Aftermarket Services
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2008	2007	(Decrease)
Revenue	$280,153	$172,182	63%
Cost of sales (excluding depreciation and amortization expense)	221,914	131,864	68%

Gross margin	$58,239	$40,318	44%
Gross margin percentage	21%	23%	(2)%
The increase in revenue, cost of sales and gross margin was primarily due to the inclusion of Universal’s results after the merger. North America aftermarket services accounted for approximately 71% of the increase in revenues. The decrease in gross margin percentage was primarily due to reduced margins on aftermarket services provided internationally.
Fabrication
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2008	2007	(Decrease)
Revenue	$1,095,601	$941,350	16%
Cost of sales (excluding depreciation and amortization expense)	912,005	782,155	17%

Gross margin	$183,596	$159,195	15%
Gross margin percentage	17%	17%	0%
The increase in revenues and gross margin was primarily due to the inclusion of Universal’s results after the merger, partially offset by approximately $86 million less in installation sales in the nine months ended September 30, 2008. Results for the nine months ended September 30, 2007 included the recognition of a $66 million installation project in the Eastern Hemisphere. Gross margin and gross margin percentage for the nine months ended September 30, 2008 were impacted by $31.8 million in cost overruns on two Eastern Hemisphere projects. Because these projects were loss contracts, we recorded the full amount of our estimated loss in the second quarter of 2008. Gross margin in the nine months ended September 30, 2007 included approximately $16.3 million in cost overruns on an Eastern Hemisphere project and $29.7 million of revenues with a 0% margin. Our results for the nine months ended September 30, 2007 include a Universal project in the Eastern Hemisphere accounted for under the completed contract method of accounting that was near completion on the merger date and was completed by September 30, 2007. Due to the adjustment to record Universal’s inventory at fair value pursuant to the allocation of the purchase price on the date of merger, the inventory related to this project was increased to its sales price which resulted in a gross margin percentage of 0% on this project. For further information regarding the purchase price allocation with the merger, see Note 2 to the Financial Statements.

Costs and Expenses
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2008	2007	(Decrease)
Selling, general and administrative	$279,559	$175,397	59%
Merger and integration expenses	9,710	37,397	(74)%
Early extinguishment of debt	—	70,150	(100)%
Depreciation and amortization	277,150	166,894	66%
Fleet impairment	2,450	61,945	(96)%
Interest expense	96,689	95,133	2%
Equity in income of non-consolidated affiliates	(19,712)	(6,957)	(183)%
Other (income) expense, net	(15,922)	(29,644)	46%
The increase in selling, general and administrative expenses (“SG&A”) was primarily due to the inclusion of Universal’s results after the merger. As a percentage of revenue, SG&A for the nine months ended September 30, 2008 and 2007 was 12% and 10%, respectively.
Merger and integration expenses related to the merger between Hanover and Universal during the nine months ended September 30, 2008 were primarily comprised of professional fees, amortization of retention bonus awards, change of control payments and severance for employees. During the nine months ended September 30, 2007, merger and integration expenses were primarily comprised of amortization of retention bonus awards, acceleration of vesting of restricted stock, stock options and long-term cash incentives, change of control payments for executives and severance for employees.
The early extinguishment of debt costs in the nine months ended September 30, 2007 relates to the call premium and tender fees paid to retire various Hanover notes as part of the debt refinancing following the merger and a charge of $16.4 million related to the write-off of deferred financing costs in conjunction with that refinancing, which was completed during the nine months ended September 30, 2007.
The increase in depreciation and amortization expense was primarily due to the inclusion of Universal’s results after the merger and property, plant and equipment additions. Amortization expense of intangible assets from the Hanover and Universal merger and other acquisitions was $31.1 million and $1.6 million for the nine months ended September 30, 2008 and 2007, respectively.
During the first quarter of 2008, management identified certain fleet units that will not be used in our contract operations business in the future and recorded a $1.5 million impairment in the first quarter of 2008. During the three months ended September 30, 2008, we recorded a $1.0 million impairment related to the loss sustained on offshore units that were on platforms which capsized during Hurricane Ike. In the third quarter of 2007, we recorded an impairment of fleet equipment of $61.9 million. Following completion of the merger between Hanover and Universal, our management reviewed the compression fleet assets used in our business that existed at the merger date. Management reviewed our fleet for units that were not of the type, configuration, make or model that management wanted to continue to offer due to the cost to refurbish the equipment, the incremental costs of maintaining more types of equipment and the increased financial flexibility of the new company to build new units in the configuration currently in demand by our customers. Prior to the merger, we had planned to rebuild or reconfigure these units over time to make them into the configurations currently in demand by customers. We performed a cash flow analysis of the expected proceeds from the disposition to determine the fair value for the fleet assets we decided to dispose of. The net book value of the fleet assets to be disposed of, previously owned by Hanover, exceeded the fair value by $61.9 million, which was recorded as an impairment of our long-lived assets in the third quarter of 2007. The impairment is recorded in fleet impairment expense in the consolidated statements of operations.
The increase in interest expense during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, was primarily due to a higher average debt balance due to the addition of Universal’s debt after the merger compared to our average debt balance before the merger. The increase was partially offset by a reduction in our weighted average effective interest rate, including the impact of interest rate swaps, to 5.3% for the nine months ended September 30, 2008 from 6.5% for the nine months ended September 30, 2007 and a $7.0 million charge to interest expense in the third quarter of 2007 from the termination of two fair value hedges.
The increase in equity in income of non-consolidated affiliates was primarily due to higher equity income in our El Furrial joint venture in the nine months ended September 30, 2008 and a charge of $6.7 million in the third quarter of 2007 on our investment in the SIMCO and Harwat Consortium. The $6.7 million charge on our investment in the SIMCO and Harwat Consortium was caused by an impairment of our investment that was determined to be other than temporary. This decline in value of our investment was primarily caused by increased costs to operate the business that were not expected to improve in the near term. The increase in equity in income of non-consolidated affiliates was also caused by higher equity in earnings from our Venezuelan joint venture, El Furrial. We have a 33.3% ownership interest in the El Furrial joint venture that operates gas compression plants. During the nine months ended September 30, 2008 we recorded equity income of $4.7 million related to El Furrial compared to $0.8 million in equity income for the nine months ended September 30, 2007.
The change in other (income) expense, net, was primarily due to an increase of approximately $6.5 million in foreign currency translation losses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The foreign currency translation loss is primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates and a $4.3 million loss on a foreign currency hedge in the current year period. The change in other (income) expense, net was also impacted by a $5.7 million decrease in gains on sales of trading securities and by a $4.0 million decrease in gains on sales of used equipment. From time to time, we purchase short-term debt securities denominated in U.S. dollars and exchange them for short-term debt securities denominated in local currency in Latin America to achieve more favorable exchange rates. These funds are utilized in our international contract operations, which have experienced an increase in operating costs due to local inflation.
Income Taxes
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2008	2007	(Decrease)
Provision (benefit) for income taxes	$67,411	$(8,085)	934%
Effective tax rate	36.6%	27.3%	9.3%
The increase in the provision for income taxes was primarily due to an increase in income before income taxes primarily caused by the inclusion of Universal’s results after the merger and merger and refinancing related charges that did not recur in the current period. Our provision for income taxes was further increased by $2.7 million for the tax effect of recently enacted state tax law changes. These increases were partially offset by a $2.7 million reduction in the impact of changes in our provision for uncertain tax positions, including penalties and interest, primarily due to a favorable foreign court decision.
Minority Interest
As of September 30, 2008, minority interest is primarily comprised of the portion of the Partnership’s capital and earnings that is applicable to the 43% limited partner interest in the Partnership not owned by us. We acquired our ownership of the Partnership through the merger with Universal (see Note 2 to the Financial Statements). Minority interest is higher in the current year period primarily due to the fact that Universal and the Partnership’s results of operations for 2007 are included in our results of operations only for periods after the merger date of August 20, 2007.
LIQUIDITY AND CAPITAL RESOURCES
Our unrestricted cash balance was $118.3 million at September 30, 2008, compared to $149.2 million at December 31, 2007. Working capital increased to $737.9 million at September 30, 2008 from $670.5 million at December 31, 2007.
Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below (in thousands):

	Nine Months Ended
	September 30,
	2008	2007

Net cash provided by (used in) continuing operations:
Operating activities	$345,343	$107,841
Investing activities	(463,250)	(180,319)
Financing activities	86,480	90,037
Discontinued Operations	1,815	—
Effect of exchange rate changes on cash and cash equivalents	(1,318)	4,679

Net change in cash and cash equivalents	$(30,930)	$22,238

Operating Activities: The increase in cash provided by operating activities for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to the inclusion of operating cash flows from Universal in the nine months ended September 30, 2008 and cash provided by the change in costs and estimated earnings versus billings on uncompleted contracts and advanced billings, partially offset by an increase in inventory.
Investing Activities: The increase in cash used in investing activities during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily attributable to increased capital expenditures, which were primarily due to our larger contract operations business after the merger and approximately $133 million in cash paid for acquisitions in the nine months ended September 30, 2008.
Financing Activities: The decrease in cash provided by financing activities during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily attributable to reduced proceeds from stock options exercised, a reduction in the stock-based compensation excess tax benefit and distributions to non-controlling partners in the Partnership, partially offset by increased borrowings and lower debt issuance costs.
Capital Expenditures: We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our return on capital targets. We currently plan to spend approximately $500 million in net capital expenditures during 2008 including (1) fleet equipment additions and (2) approximately $120 million to $125 million on equipment maintenance capital.
Credit and Financial Industry Environment: The continuing credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. For example, in September 2008, Lehman Brothers, one of the lenders under our $850 million revolving credit facility, filed for bankruptcy protection. As a result, our ability to borrow under this facility may be reduced by Lehman Brothers’ pro rata portion (approximately 1.4% as of September 30, 2008) of the $188.1 million in unfunded commitments that, as of September 30, 2008, was available under our revolving credit facility. The administrative agent under our revolving credit facility and the Partnership’s revolving credit facility, Wachovia Bank, National Association, has announced its agreement to be acquired by Wells Fargo. If Wachovia or its successor, or any other lender under our revolving credit facility and the Partnership’s revolving credit facility, is not able to perform its obligations under those facilities, our borrowing capacity could be further reduced by such lender’s pro rata portion of the unfunded commitments.
In addition, Wachovia is also the bank agent and sole lender under our 2007 ABS Facility. As of September 30, 2008, $200 million was available under this facility. In October 2008, we borrowed an additional $100 million on the 2007 ABS Facility, a portion of which we used to pay off approximately $60 million on our revolving credit facility. If Wachovia or its successor is not able to perform its obligations under the 2007 ABS Facility, we would have no additional borrowing capacity under this facility.
The global financial crisis could also have an impact on our interest rate swap agreements if our counterparties are unable to perform their obligations under those agreements. At September 30, 2008, counterparties to these agreements owed us approximately $2.3 million, and we owed counterparties approximately $32.0 million related to our interest rate swap agreements.
Although we cannot predict the impact that the credit market crisis will have on the lenders in our credit facilities, we currently do not believe that the Lehman Brothers bankruptcy and the pending acquisition by Wells Fargo of Wachovia will have a material adverse effect on our financial position, results of operations or cash flows. We continue to closely monitor these situations and our legal rights under our contractual relationships with these and other lender or counterparty entities.
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

Borrowings under the Credit Agreement bear interest, if they are in U.S. dollars, at our option, a base rate or LIBOR, plus an applicable margin, as defined in the agreement. The applicable margin varies depending on our debt ratings. At September 30, 2008, all amounts outstanding were LIBOR loans and the applicable margin was 0.825%. The weighted average interest rate at September 30, 2008 on the outstanding balance, excluding the effect of related cash flow hedges, was 4.1%.
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
As of September 30, 2008, we had $324.0 million in outstanding borrowings and $337.9 million in letters of credit outstanding under our revolving credit facility. Additional borrowings of up to approximately $188.1 million were available under that facility as of September 30, 2008.
On August 20, 2007, our wholly-owned subsidiary Exterran ABS 2007 LLC entered into a $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”) and issued $400 million in notes under this facility. On September 18, 2007, Exterran ABS 2007 LLC issued an additional $400 million in notes under this facility. Interest will accrue on these notes at a variable rate consisting of LIBOR plus an applicable margin. For outstanding amounts up to $800 million, the applicable margin is 0.825%. For amounts outstanding over $800 million, the applicable margin is 1.35%. The weighted average interest rate at September 30, 2008 on these notes, excluding the effect of related cash flow hedges, was 4.0%.
Repayment of the ABS facility notes has been secured by a pledge of all of the assets of Exterran ABS, consisting primarily of a fleet of natural gas compressors and contracts to provide compression services to our customers. Under the 2007 ABS Facility, we had $7.6 million of restricted cash as of September 30, 2008.
The Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership (together with the Partnership, the “Partnership Borrowers”), entered into a senior secured credit agreement in 2006 (the “Partnership Credit Agreement”). The revolving credit facility under the Partnership Credit Agreement was expanded in 2007 to consist of a five-year $315 million revolving credit facility, which matures in October 2011. As of September 30, 2008, there was $282.3 million in outstanding borrowings under the revolving credit facility and $32.8 million was available for additional borrowings.
The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin, as defined in the agreement. At September 30, 2008 all amounts outstanding were LIBOR loans and the applicable margin was 1.0%. The weighted average interest rate on the outstanding balance of the Partnership’s revolving credit facility, at September 30, 2008, excluding the effect of related cash flow hedges, was 4.1%.
In May 2008, the Partnership entered into an amendment to the Partnership Credit Agreement that increased the aggregate commitments under that facility to provide for a $117.5 million term loan facility. The $117.5 million term loan was funded during July 2008 and $58.3 million was drawn on the Partnership’s revolving credit facility, which together were used to repay the debt assumed by the Partnership concurrent with the closing of the July 2008 Contract Operations Acquisition and to pay other costs incurred. The $117.5 million term loan is non-amortizing but must be repaid with the net proceeds from any equity offerings of the Partnership until paid in full. All amounts outstanding under the Partnership’s senior secured credit facility mature in October 2011.
The term loan bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin, as defined in the credit agreement. The applicable margin, depending on its leverage ratio, varies (i) in the case of LIBOR loans, from 1.5% to 2.5% or (ii) in the case of base rate loans, from 0.5% to 1.5%. Borrowings under the term loan are subject to the same credit agreement and covenants as the Partnership’s revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings of the Partnership, on a dollar-for-dollar basis. The weighted average interest rate on the outstanding balance of the Partnership’s term loan at September 30, 2008, excluding the effect of related cash flow hedges, was 5.8%.
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
As of September 30, 2008, we had approximately $2.5 billion in outstanding debt obligations, consisting of $800.0 million outstanding under the 2007 ABS Facility, $800.0 million outstanding under our term loan, $324.0 million outstanding under our $850 million revolving credit facility, $143.8 million outstanding under our 4.75% convertible notes, $282.3 million outstanding under the Partnership’s revolving credit facility and $117.5 million outstanding under the Partnership’s term loan. During March 2008, we repaid our 4.75% Convertible Senior Notes due 2008 using funds from our revolving credit facility. We were in compliance with our debt covenants as of September 30, 2008. In October 2008, we borrowed an additional $100 million on our 2007 ABS Facility and used it to pay off approximately $60 million on our revolving credit facility.
We have entered into interest rate swap agreements related to a portion of our variable rate debt. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of our interest rate swap agreements.
The interest rate we pay under our Credit Agreement can be affected by changes in our credit rating. As of October 31, 2008, our credit ratings as assigned by Moody’s and Standard & Poor’s were:

Standard
	Moody’s	& Poor’s
Outlook	Stable	Stable
Corporate Family Rating	Ba2	BB
Exterran Senior Secured Credit Facility	Ba2	BB+
4.75% convertible senior notes due 2014	—	BB
Historically, we have financed capital expenditures with a combination of net cash provided by operating and financing activities. As a result of the economic slowdown and the declines in both our stock price and the availability of equity and debt capital in the public markets, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our ability to grow. Based on current market conditions, we expect that net cash provided by operating activities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through December 31, 2008, but to the extent it is not, we may borrow additional funds under our credit facilities or we may obtain additional debt or equity financing.
Stock Repurchase Program. On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. During the three months ended September 30, 2008, we repurchased 1,087,038 shares of our common stock at an aggregate cost of $49.9 million. See Part II, Item 2 (“Unregistered Sales of Equity Securities and Use of Proceeds”) for information regarding these repurchases. Since the program was initiated, we have repurchased 2,345,438 shares of our common stock at an aggregate cost of $149.9 million.
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
On October 28, 2008, the board of directors of the general partner of the Partnership approved a cash distribution of approximately $9.3 million, including distributions to its general partner on its incentive distribution rights, or $0.4625 per limited partner unit, covering the period from July 1, 2008 through September 30, 2008. The record date for this distribution is November 7, 2008 and payment is expected to occur on November 14, 2008.
NEW ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements that may affect us, please see Note 10 to the Financial Statements.
NON-GAAP FINANCIAL MEASURE
We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our SG&A activities, the impact of our financing methods and income taxes. Depreciation expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.
Gross margin has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense and SG&A expense. Each of these excluded expenses is material to our consolidated results of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A expenses are necessary costs to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.
For a reconciliation of gross margin to net income, see Note 11 to the Financial Statements.
OFF-BALANCE SHEET ARRANGEMENTS
We have agreed to guarantee certain obligations of indebtedness of the SIMCO/Harwat Consortium, a joint venture in which we own a 35.5% interest, and of El Furrial, a joint venture in which we own a 33.3% interest. Each of these joint ventures is our non-consolidated affiliate, and our guarantee obligations are not recorded on our accompanying balance sheet. In each case, our guarantee obligation is a percentage of the guaranteed debt of the non-consolidated affiliate equal to our ownership percentage in such affiliate. At September 30, 2008, we have guaranteed approximately $22.1 million of the debt of the El Furrial joint venture. Our obligation to perform under the guarantees arises only in the event that our non-consolidated affiliate defaults under the agreements governing the indebtedness. We currently have no reason to believe that either of these non-consolidated affiliates will default on its indebtedness. For more information on these off-balance sheet arrangements, see Note 9 to the Financial Statements and Note 8 to the Consolidated Financial Statements included in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2007, as amended.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Variable Rate Debt
We are exposed to market risk due to variable interest rates under our financing arrangements.
As of September 30, 2008, after taking into consideration interest rate swaps, we had approximately $988.8 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1.0% increase in interest rates would result in an annual increase in our interest expense of approximately $9.9 million.
Interest Rate Swap Arrangements
We are a party to interest rate swap agreements that are recorded at fair value in our financial statements. We do not use derivative financial instruments for trading or other speculative purposes. A change in the underlying interest rates may also result in a change in their recorded value.
The following table summarizes, by individual hedge instrument, our interest rate swaps as of September 30, 2008 (dollars in thousands):

					Fair Value of
Fixed Rate			Notional		Swap at
to be Paid	Maturity Date	Floating Rate to be Received	Amount		September 30, 2008
4.035%	March 31, 2010	Three Month LIBOR	$37,500	(1)	$(111)
4.007%	March 31, 2010	Three Month LIBOR	37,500	(1)	(102)
3.990%	March 31, 2010	Three Month LIBOR	37,500	(1)	(97)
4.057%	March 31, 2010	Three Month LIBOR	37,500	(1)	(112)
4.675%	August 20, 2012	One Month LIBOR	153,763	(2)	(4,837)
4.744%	July 20, 2012	One Month LIBOR	231,147	(2)	(7,963)
4.668%	July 20, 2012	One Month LIBOR	150,000	(2)	(4,498)
5.210%	January 20, 2013	One Month LIBOR	54,500	(2)	(2,040)
4.450%	September 20, 2019	One Month LIBOR	40,000	(2)	(631)
5.020%	October 20, 2019	One Month LIBOR	50,590	(2)	(2,409)
5.275%	December 1, 2011	Three Month LIBOR	125,000	(3)	(5,519)
5.343%	October 20, 2011	Three Month LIBOR	40,000	(3)	(1,883)
5.315%	October 20, 2011	Three Month LIBOR	40,000	(3)	(1,853)
3.080%	January 28, 2011	Three Month LIBOR	50,000		391
3.075%	January 28, 2011	Three Month LIBOR	50,000		383
3.062%	January 28, 2011	Three Month LIBOR	50,000		401
3.100%	January 28, 2011	Three Month LIBOR	50,000		365
3.065%	January 28, 2011	Three Month LIBOR	50,000		398
3.072%	January 28, 2011	Three Month LIBOR	50,000		400

			$1,335,000		$(29,717)

(1)	These swaps amortize ratably over the life of the swap.

(2)	Certain of these swaps amortize while the notional amounts of others increase in corresponding amounts to maintain a consistent outstanding notional amount of $680 million.

(3)	These swaps are expected to offset changes in expected cash flows due to fluctuations in the variable rate of the Partnership’s debt.
Interest rate swap balances as of September 30, 2008 are presented in the accompanying condensed consolidated balance sheet as follows (in thousands):

September 30,
2008
Other current assets	$1,698
Intangibles and other assets, net	640
Accrued liabilities	(8,172)
Other liabilities	(23,883)

Net interest rate swap balance	$(29,717)

We have designated these swaps as cash flow hedging instruments pursuant to the criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” so that any change in their fair values is recognized as a component of comprehensive income or loss and is included in accumulated other comprehensive income or loss to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine if the swap agreements are still effective and to calculate any ineffectiveness. For the three and nine months ended September 30, 2008, we recorded approximately $0.8 million and $1.6 million, respectively, of interest expense due to the ineffectiveness related to these swaps.
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
In April 2008, we entered into a foreign currency economic hedge to reduce our foreign exchange risk associated with cash flows we will receive under a contract in Kuwaiti Dinars. This economic hedge did not qualify for hedge accounting treatment. At September 30, 2008, the remaining notional amount of the derivative is approximately 17.8 million Kuwaiti Dinars. Gains and losses on this foreign currency hedge are included in other (income) expense, net in our condensed consolidated statements of operations. The fair value of this derivative at September 30, 2008 was a liability of $3.5 million.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2008. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during our third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Item 1.A. (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2007, as amended, includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.
The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.
The continuing credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. For example, in September 2008, Lehman Brothers, one of the lenders under our $850 million revolving credit facility, filed for bankruptcy protection. As a result, our ability to borrow under this facility may be reduced by Lehman Brothers’ pro rata portion (approximately 1.4% as of September 30, 2008) of the $188.1 million in unfunded commitments that, as of September 30, 2008, was available under our revolving credit facility. The administrative agent under our revolving credit facility and the Partnership’s revolving credit facility, Wachovia Bank, National Association, has announced its agreement to be acquired by Wells Fargo. If Wachovia or its successor is not able to perform its obligations under our revolving credit facility and the Partnership’s revolving credit facility, our borrowing capacity would be further reduced by Wachovia’s pro rata portion of the unfunded commitments. If other lenders become unable to perform their obligations under those facilities, our borrowing capacity could be further reduced. Inability to borrow additional amounts under those facilities could limit our ability to fund our future growth and operations.
Wachovia is also the bank agent and sole lender under our $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”). As of September 30, 2008, $200 million was available under this facility. In October 2008, we borrowed an additional $100 million on the 2007 ABS Facility, a portion of which we used to pay off approximately $60 million on our revolving credit facility. If Wachovia or its successor is not able to perform its obligations under the 2007 ABS Facility, we would have no additional borrowing capacity under this facility. The inability to borrow additional amounts under the 2007 ABS Facility, our revolving credit facility and the Partnership’s revolving credit facility could limit our ability to fund our future growth and operations.
In addition, Wachovia is a counterparty to several of our interest rate swap agreements. If these swap agreements are settled in our favor, and if Wachovia or its successor is unable to perform its obligations under these agreements, we could lose the amounts we are owed under these agreements. The credit crisis could have an impact on our remaining interest rate swap agreements if other counterparties are unable to perform their obligations under those agreements.
The securities market declines and economic slowdown may have an impact on our ability to sell the remainder of our U.S. contract operations business to the Partnership, limiting our ability to fund our future international growth and operations.
We intend to offer the Partnership the opportunity to purchase the remainder of our U.S. contract operations business over time and to use the proceeds of any such sales to fund our own international growth and operations. The Partnership intends to fund its future acquisitions from us with external sources of capital, including additional borrowings under its credit agreement and/or offerings of equity or debt in the capital markets. As a result of the economic slowdown and the declines in both the Partnership’s unit price and the availability of equity capital in the public markets, the Partnership’s ability to access the capital markets may be restricted, which could have an impact on its ability to fund future acquisitions of our U.S. contract operations business. Failure to sell our U.S. contract operations business to the Partnership, together with the absence of alternative sources of capital, could limit our ability to fund our future international growth and operations and adversely affect our business, financial condition and results of operations.

A reduction in demand for oil or natural gas or prices for those commodities, or instability in North American or global energy and credit markets, could adversely affect our business.
Our results of operations depend upon the level of activity in the global energy market, including natural gas development, production, processing and transportation. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices or significant instability in energy markets. As a result, the demand for our natural gas compression services and oil and natural gas production and processing equipment could be adversely affected. A reduction in demand could also force us to reduce our pricing substantially. Additionally, in North America compression services for our customers’ production from unconventional natural gas sources such as tight sands, shales and coalbeds constitute an increasing percentage of our business. Such unconventional sources are generally less economically feasible to produce in lower natural gas price environments. A reduction in natural gas demand may cause such unconventional sources of natural gas to be uneconomic to drill and produce. These factors could in turn negatively impact the demand for our products and services. Any future decline in demand for oil and natural gas or prices for those commodities, or instability in the global energy markets, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The impact of the global financial crisis on our customers’ level of demand, and ability to pay, for our products and services could adversely affect our business.
Erosion of the financial condition of our customers could also have an adverse effect on our business. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. In addition, many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the credit markets and availability of credit. Similarly, many of our customers’ equity values have substantially declined, and the equity capital markets have been unavailable as a source of financing. The combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ spending for our products and services. For example, our customers could seek to preserve capital by canceling any month-to-month contracts, canceling or delaying scheduled maintenance of their existing natural gas compression and oil and natural gas production and processing equipment or determining not to enter into any new natural gas compression service contracts or purchase new compression and oil and natural gas production and processing equipment, thereby reducing demand for our products and services. Some of our customers already have announced reduced capital expenditure budgets for the remainder of 2008 and 2009. The reduced demand for our products and services as described above could adversely affect our business, financial condition, results of operations and cash flow. In addition, in the event of the financial failure of a customer, we could experience a loss associated with the unsecured portion of any of our outstanding accounts receivable associated with that customer.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. Under the stock repurchase program, we may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We may also implement all or part of the repurchases under a Rule 10b5-1 trading plan, so as to provide the flexibility to extend our share repurchases beyond the quarterly purchasing window. The following table provides information with respect to our purchases of our common shares during the three months ended September 30, 2008 pursuant to our stock repurchase program:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares that
	Total Number of		as Part of Publicly	may yet be
	Shares	Average Price	Announced	Purchased under the
Period	Purchased	Paid per Share	Programs	Programs
07/01/08 — 07/31/08	—	$—	—	$100,029,767
08/01/08 — 08/31/08	753,176	47.54	753,176	64,223,321
09/01/08 — 09/30/08	333,862	42.33	333,862	50,092,112

Total	1,087,038	$45.94	1,087,038	$50,092,112

Item 5. Other Information.
Effective as of November 3, 2008, our board of directors adopted an amendment to our Amended and Restated Bylaws (the “Amendment”). Among other provisions, the Amendment amended the Bylaws to provide that a stockholder’s notice of a stockholder proposal or nomination of a director to be considered at an annual meeting of stockholders must be received by our Secretary at our principal executive offices:
•	not less than 90 or more than 120 days prior to the first anniversary of the date on which we first mailed our proxy materials for the previous year’s annual meeting of stockholders, or

•	if the date of the annual meeting is advanced by more than 30 days or delayed by more than 30 days after the anniversary of the preceding year’s annual meeting, not later than the close of business on the later of the 120th day prior to the date of such annual meeting or, if we first publicly announce the date of such annual meeting less than 130 days prior to the date of such annual meeting, the tenth day following the day on which we first publicly announce the date of such meeting.
The Amendment also amended the Bylaws to provide that a stockholder’s notice of a stockholder proposal or nomination of a director to be considered at a special meeting of stockholders must be received by our Secretary at our principal executive offices not earlier than the close of business on the 120th day prior to the special meeting and not later than the close of business on the later of the 90th day prior to such special meeting or, if the first public announcement of the date of such special meeting is less than 100 days prior to the date of such special meeting, the tenth day following the day on which public announcement is first made of the date of the special meeting.
The Amendment also amended the Bylaws to require any stockholder submitting a proposal or a nomination of a person for election as a director to include the following additional information in the notice:
•	a description of the material terms of certain derivative instruments to which the stockholder or the beneficial owner, if any, on whose behalf the nomination or proposal is being made (each such stockholder or beneficial owner, a “Proposing Person”) is a party, a description of the material terms of any proportionate interest in our shares or derivative instruments held by a general or limited partnership in which such Proposing Person is a general partner or beneficially owns an interest in a general partner, and a description of the material terms of any performance-related fees to which such Proposing Person is entitled based on any increase or decrease in the value of our shares or derivative instruments; and

•	with respect to a nomination of a director, a description of the material terms of all direct and indirect compensation and other material monetary arrangements during the past three years, and any other material relationships between or among any Proposing Person and their respective affiliates, on the one hand, and each proposed nominee and his or her respective affiliates, on the other hand, including all information that would be required to be disclosed pursuant to Rule 404 promulgated under the Securities and Exchange Commission’s Regulation S-K if such Proposing Person were the “registrant” for purposes of such rule and the nominee were a director or executive officer of such registrant.
The Proposing Person must update and supplement the required information 10 business days prior to the date of the meeting.
The Amendment also provides that a Proposing Person must be a stockholder of record as of the time of giving the notice provided for in the Bylaws and at the time of the meeting at which the nomination or proposal will be considered.
The foregoing is a summary of changes effected by adoption of the Amendment and is qualified in its entirety by reference to the Second Amended and Restated Bylaws filed as Exhibit 3.2 to this report and incorporated herein by reference.
Stockholder Nominations and Proposals for 2009 Annual Meeting
As a result of the amendment to the Bylaws as described above, a stockholder nomination or proposal intended to be considered at our 2009 annual meeting of stockholders must be received by our Secretary prior to January 3, 2009. Nominations or proposals should be mailed to Exterran Holdings, Inc., 16666 Northchase Drive, Houston, Texas, 77060, Attention: Corporate Secretary.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.1 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

2.2	Amendment No. 1, dated as of June 25, 2007, to Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Exterran Holdings, Inc. (formerly Iliad Holdings, Inc.), Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.2 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

2.3	Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC, UCLP Leasing LLC and Universal Compression Partners, L.P., incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc. Current Report on Form 8-K filed July 11, 2007

2.4	Contribution, Conveyance and Assumption Agreement, dated June 25, 2008, by and among Exterran Holdings, Inc., Hanover Compressor Company, Hanover Compression General Holdings, LLC, Exterran Energy Solutions, L.P., Exterran ABS 2007 LLC, Exterran ABS Leasing 2007 LLC, EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed June 26, 2008

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

3.2*	Second Amended and Restated Bylaws of Exterran Holdings, Inc.

4.1	First Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and Wilmington Trust Company, as Trustee, for the 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 10.14 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

4.2	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.1*	Amendment No. 1, dated as of July 30, 2008, to First Amended and Restated Omnibus Agreement, dated as of August 20, 2007, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended)

10.2†*	Form of First Amendment to Exterran Holdings, Inc. Change of Control Agreement

10.3†*	Amendment No. 2 to Hanover Compressor Company Change of Control Agreement with Norman A. Mckay

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTERRAN HOLDINGS, INC.
Date: November 6, 2008	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President, Accounting and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.1 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

2.2	Amendment No. 1, dated as of June 25, 2007, to Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Exterran Holdings, Inc. (formerly Iliad Holdings, Inc.), Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.2 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

2.3	Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC, UCLP Leasing LLC and Universal Compression Partners, L.P., incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc. Current Report on Form 8-K filed July 11, 2007

2.4	Contribution, Conveyance and Assumption Agreement, dated June 25, 2008, by and among Exterran Holdings, Inc., Hanover Compressor Company, Hanover Compression General Holdings, LLC, Exterran Energy Solutions, L.P., Exterran ABS 2007 LLC, Exterran ABS Leasing 2007 LLC, EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed June 26, 2008

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of Exterran Holdings, Inc.’s Current Report on Form 8-K filed August 20, 2007

3.2*	Second Amended and Restated Bylaws of Exterran Holdings, Inc.

4.1	First Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and Wilmington Trust Company, as Trustee, for the 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 10.14 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

4.2	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of Exterran Holdings, Inc. Current Report on Form 8-K filed on August 23, 2007

10.1*	Amendment No. 1, dated as of July 30, 2008, to First Amended and Restated Omnibus Agreement, dated as of August 20, 2007, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended)

10.2†*	Form of First Amendment to Exterran Holdings, Inc. Change of Control Agreement

10.3†*	Amendment No. 2 to Hanover Compressor Company Change of Control Agreement with Norman A. Mckay

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.