Form 10-K
period 2008-12-31
EXTERRAN HOLDINGS INC.
filed 2009-02-26
CIK 1389050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file no. 001-33666
Exterran Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-3204509

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16666 Northchase Drive, Houston, Texas 77060
(Address of principal executive offices, zip code)

(281) 836-7000
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2008 was $3,132,314,475. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination of affiliate status is not necessarily a conclusive determination for other purposes. With respect to persons holding more that 5% of our outstanding voting shares and common stock, we have relied upon statements filed by such persons on or prior to June 30, 2008 pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended.

Number of shares of the common stock of the registrant outstanding as of February 20, 2009: 61,665,408 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2009 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, are incorporated by reference into Part III of this Form 10-K.

		Page

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	27
Item 3.	Legal Proceedings	27
Item 4.	Submission of Matters to a Vote of Security Holders	28

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
Item 6.	Selected Financial Data	31
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 8.	Financial Statements and Supplementary Data	59
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	59
Item 9A.	Controls and Procedures	59
Item 9B.	Other Information	60

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	62
Item 11.	Executive Compensation	62
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	62
Item 13.	Certain Relationships and Related Transactions, and Director Independence	63
Item 14.	Principal Accountant Fees and Services	63

PART IV
Item 15.	Exhibits, Financial Statement Schedules	64
SIGNATURES		69
EX-10.22
EX-10.35
EX-10.47
EX-10.48
EX-10.49
EX-10.50
EX-10.51
EX-10.52
EX-10.53
EX-21.1
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

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

These forward-looking statements are also affected by the risk factors described below in Part I, Item 1A (“Risk Factors”) and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•	conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for natural gas and the impact on the price of natural gas, which could cause a decline in the demand for our compression and oil and natural gas production and processing equipment and services;

•	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	the success of our subsidiaries, including Exterran Partners, L.P. (along with its subsidiaries, the “Partnership”);

•	changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, kidnappings, the taking of property without fair compensation and legislative changes;

•	changes in currency exchange rates and restrictions on currency repatriation;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the creditworthiness of our customers;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment workforce factors, including our ability to hire, train and retain key employees;

•	our ability to implement certain business and financial objectives, such as:

•	international expansion;

•	sales of additional U.S. contract operations contracts and equipment to the Partnership;

•	timely and cost-effective execution of projects;

•	integrating acquired businesses;

•	generating sufficient cash; and

•	accessing the capital markets at an acceptable cost;

•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.

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

We were incorporated on February 2, 2007 as Iliad Holdings, Inc., a wholly-owned subsidiary of Universal Compression Holdings, Inc. (“Universal”), and thereafter changed our name to Exterran Holdings, Inc. (“Exterran”). On August 20, 2007, Universal and Hanover Compressor Company (“Hanover”) merged into our wholly-owned subsidiaries, and we became the parent entity of Universal and Hanover. Immediately following the completion of the merger, Universal merged with and into us. Hanover was determined to be the acquirer for accounting purposes and, therefore, our financial statements reflect Hanover’s historical results for periods prior to the merger date. We have included the financial results of Universal’s operations in our consolidated financial statements beginning August 20, 2007. References to “our,” “we” and “us” refer to Hanover for periods prior to the merger date and to Exterran for periods on or after the merger date. References to “North America” when used in this report refer to the United States of America (“U.S.”) and Canada. References to “International” and variations thereof when used in this report refer to the world excluding North America. For more information regarding the merger, see Note 2 to the Consolidated Financial Statements included in Part IV, Item 15 (“Financial Statements”) of this report.

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

General

We are a global market leader in the full service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, fabrication and aftermarket services. In our contract operations business line, we own a fleet of natural gas compression equipment and crude oil and natural gas production and processing equipment that we utilize to provide operations services to our customers. In our fabrication business line, we fabricate and sell equipment that is similar to the equipment that we own and utilize to provide contract operations to our customers. We also utilize our expertise and fabrication facilities to build equipment utilized in our contract operations services. Our fabrication business line also provides engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the construction of tank farms and the construction of evaporators and brine heaters for desalination plants. In what we refer to as “Total Solutions” projects, we can provide the engineering design, project management, procurement and construction services necessary to incorporate our products into complete production, processing and compression facilities. Total Solutions products are offered to our customers on a contract operations or on a turn-key sale basis. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, gas treating and oilfield power generation equipment.

In North America, we provide contract operations services using our fleet of 11,657 natural gas compression units that, as of December 31, 2008, had an aggregate capacity of approximately 4,570,000 horsepower. Internationally, we provide contract operations services using our fleet of 1,330 units that, as of December 31, 2008, had an aggregate capacity of approximately 1,504,000 horsepower.

Our products and services are essential to the production, processing, transportation and storage of natural gas and are provided primarily to energy producers and distributors of oil and natural gas. Our geographic business unit operating structure, technically experienced personnel and high-quality contract operations fleet allow us to provide reliable and timely customer service.

We are the indirect majority owner of the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of December 31, 2008, a 44% limited partner ownership interest in the Partnership was held by public unitholders and we owned the remaining equity interest including the general partner interest and all incentive distribution rights. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash and/or additional interests in the Partnership. As of December 31, 2008, the Partnership had a fleet of approximately 2,489 compressor units comprising approximately 1,026,124 horsepower, or 23% (by available horsepower) of our and the Partnership’s combined total U.S. horsepower.

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

•	Wellhead and Gathering Systems — Natural gas compression that is used to transport natural gas from the wellhead through the gathering system is considered “field compression.” Compression at the wellhead is utilized because, at some point during the life of natural gas wells, reservoir pressures typically fall below the line pressure of the natural gas gathering or pipeline system used to transport the natural gas to market. At that point, natural gas no longer naturally flows into the pipeline. Compression equipment is applied in both field and gathering systems to boost the pressure levels of the natural gas flowing from the well allowing it to be transported to market. Changes in pressure levels in natural gas fields require periodic changes to the size and/or type of on-site compression equipment. Additionally, compression is used to reinject natural gas into producing oil wells to maintain reservoir pressure and help lift liquids to the surface, which is known as secondary oil recovery or natural gas lift operations. Typically, these applications require low- to mid-range horsepower compression equipment located at or near the wellhead. Compression equipment is also used to increase the efficiency of a low-capacity natural gas field by providing a central compression point from which the natural gas can be produced and injected into a pipeline for transmission to facilities for further processing. In an effort to reduce costs for wellhead operators, operators of gathering systems tend to keep the pressure of the gathering systems low. As a result, more pressure, and therefore, more compression is often needed to force the natural gas from the low pressure gathering systems into the higher pressure pipelines that transport large volumes of natural gas over long distances to end-users.

•	Pipeline Transportation Systems — Natural gas compression that is used during the transportation of natural gas from the gathering systems to storage or the end user is referred to as “pipeline compression.” Natural gas transported through a pipeline loses pressure over the length of the pipeline. Compression is staged along the pipeline to increase capacity and boost pressure to overcome the friction and hydrostatic losses inherent in normal operations. These pipeline applications generally require larger horsepower compression equipment (1,000 horsepower and higher).

•	Storage Facilities — Natural gas compression is used in natural gas storage projects for injection and withdrawals during the normal operational cycles of these facilities.

•	Processing Applications — Compressors may also be used in combination with natural gas production and processing equipment and to process natural gas into other marketable energy sources. In addition, compression services are used for compression applications in refineries and petrochemical plants.

Many producers, transporters and processors outsource their compression services due to the benefits and flexibility of contract compression. Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure or replace their compressor units to optimize the well production or gathering system efficiency.

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

The international compression market is comprised primarily of large horsepower compressors. A significant portion of this market involves comprehensive projects that require the design, fabrication, delivery, installation, operation and maintenance of compressors and related natural gas treatment and processing equipment by the contract operations service provider.

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

The standard production and processing equipment market tends to be somewhat commoditized, with sales following general industry trends of oil and gas production. We fabricate and stock standard production equipment based on historical product mix and expected customer purchases. The custom equipment market is driven by global economic trends, and the specifications of equipment that is purchased can vary significantly.

Technology, engineering capabilities, project management, available manufacturing space and quality control standards are the key drivers in the custom equipment market.

Market Conditions

We believe that the fundamental force driving the demand for natural gas compression and production and processing equipment over the past decade has been the growing global consumption of natural gas and its byproducts. As more natural gas is consumed, the demand for compression and production and processing equipment increases. In addition, we expect the demand for natural gas and natural gas byproducts to increase over the long-term, and to result in additional demand for compression and production and processing equipment and related services.

Although natural gas has historically been a more significant source of energy in the U.S. than in the rest of the world, the U.S. Energy Information Administration (“EIA”) reports that natural gas consumption outside of the U.S. grew 34% from 1997 through 2007. Despite this growth in energy demand, most international energy markets have historically lacked the infrastructure necessary to either transport natural gas to markets or consume it locally; thus, natural gas historically has often been flared at the wellhead. We believe that over the long-term demand for natural gas infrastructure in international markets will increase. This anticipated increase in demand for infrastructure is due to a projected increase in demand for natural gas, recent technology advances, including liquefied natural gas (or LNG) and gas-to-liquids, which make the transportation of natural gas without pipelines more economical, environmental legislation prohibiting flaring, and the construction of numerous natural gas-fueled power plants built to meet international energy demand.

While natural gas compression and production and processing equipment typically must be engineered to meet unique customer specifications, the fundamental technology of such equipment has not been subject to significant change.

Natural gas consumption in the U.S. for the twelve months ended November 30, 2008 increased by approximately 2% over the twelve months ended November 30, 2007 and is expected to increase by 0.7% per year until 2030, according to the EIA. We believe the outlook for natural gas compression in the U.S. will continue to benefit from the aging of producing natural gas fields that will require more compression to continue producing the same volume of natural gas and from increased production from unconventional sources, including coal beds, shales and tight sands. These unconventional sources generally require more compression than is generally required for production from conventional sources.

Natural gas consumption in areas outside the U.S. is projected to increase by 2.6% per year until 2030, according to the EIA. We believe this projected increase in consumption will positively impact the market for natural gas compression in areas outside the U.S. as infrastructure will need to be built to accommodate such growth. Additionally, we believe fabrication of production and processing equipment will need to increase over time to support the infrastructure required to meet this increasing demand.

Our critical process equipment business benefited from strong energy markets in 2007 and early 2008. However, the decrease in the price of oil in the second half of 2008 and the global financial crisis have recently resulted in a delay for some of the critical process equipment projects we are bidding on.

We also construct evaporators and brine heaters for desalination plants and tank farms primarily for use in North Africa and the Middle East. Demand for our evaporators and brine heaters for desalination plants is primarily driven by population growth, improvements in the standard of living and investment in infrastructure. We expect continued investment in these projects, and therefore demand for the equipment, in the regions we serve to increase in the next few years.

Currently, we believe the recent decline in commodity prices and the impact of uncertain credit and capital market conditions resulting from the global financial crisis will negatively impact the level of capital spending by our customers in 2009 in comparison to 2008 levels. While we believe that, barring a significant and extended worldwide recession, industry activity outside of North America should remain strong given the longer-term nature of natural gas infrastructure development projects in international markets, the effects of lower capital spending by our customers are expected to negatively impact demand for our products and services in North America. As we anticipate industry capital spending in North America will decline in 2009 from 2008 levels, we believe our fabrication business segment will likely see order cancellations and requests by our customers to delay delivery on existing backlog, as well as an overall reduction in demand and profitability. These conditions are also expected to negatively impact our contract operations business segment, although the effects could be less severe on that business because it is more closely tied to natural gas production than drilling activities and, therefore, it has historically experienced more stable demand than that for certain other energy service products and services.

Operations

Business Segments

Our revenues and income are derived from four business segments:

•	North America Contract Operations. Our North America Contract Operations segment primarily provides natural gas compression and production and processing services to meet specific customer requirements utilizing Exterran-owned assets within the U.S. and Canada.

•	International Contract Operations. Our International Contract Operations segment provides substantially the same services as our North America Contract Operations segment except it services locations outside the U.S. and Canada.

•	Aftermarket Services. Our Aftermarket Services segment provides a full range of services to support the surface production, compression and processing needs of customers, from parts sales and normal maintenance services to full operation of a customer’s owned assets.

•	Fabrication. Our fabrication segment involves (i) design, engineering, installation, fabrication and sale of natural gas compression units and accessories and equipment used in the production, treating and processing of crude oil and natural gas; and (ii) engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the construction of tank farms and the construction of evaporators and brine heaters for desalination plants.

For financial data relating to our business segments or geographic regions that accounted for 10% or more of consolidated revenue in any of the last three fiscal years, see Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and Note 22 to the Financial Statements.

Compressor Fleet

The size and horsepower of our compressor fleet on December 31, 2008 is summarized in the following table:

	Number	Aggregate	% of
Range of Horsepower Per Unit	of Units	Horsepower	Horsepower

0 – 200	6,243	648,668	11%
201 – 500	2,875	872,947	14%
501 – 800	1,002	620,737	10%
801 – 1,100	746	721,385	12%
1,101 – 1,500	1,602	2,150,676	36%
1,501 and over	519	1,059,736	17%

Total	12,987	6,074,149	100%

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

Contract Operations

We provide comprehensive contract operations services, which include our provision at the customer’s location of our personnel, equipment, tools, materials and supplies necessary to provide the amount of natural gas compression, production or processing service for which the customer has contracted. Based on the operating specifications at the customer’s location and the customer’s unique needs, these services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide these services to our customers. We also provide contract water management and processing services to the coalbed methane industry.

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

Our equipment is maintained in accordance with established maintenance schedules. These maintenance procedures are updated as technology changes and as our operations group develops new techniques and procedures. In addition, because our field technicians provide maintenance on our contract operations equipment, they are familiar with the condition of our equipment and can readily identify potential problems. In our experience, these maintenance procedures maximize equipment life and unit availability and minimize avoidable downtime. Generally, each of our compressor units undergoes a major overhaul once every three to seven years, depending on the type and size of the unit.

We also provide contract production and processing services, similar to the contract compression services described above, utilizing our fleet of natural gas production and processing equipment. In Total Solutions projects, we can provide the engineering design, project management, procurement and construction services necessary to incorporate our products into complete production, processing and compression facilities. Total Solutions products are offered to our customers on a contract operations or on a turn-key sale basis. In addition, a small portion of our contract operations business comprises leasing compressors and production and processing equipment.

We believe that our aftermarket services and fabrication businesses, described below, provide us with opportunities to cross-sell our contract operations services.

Our customers typically contract for our services on a site-by-site basis for a specific monthly rate that is generally adjusted only if we fail to operate in accordance with the contract requirements. At the end of the initial term, contract operations services generally continue on a month-to-month basis until terminated by either party with 30 days advance notice. Our customers generally are required to pay our monthly fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. Additionally, because we do not take title to the natural gas we compress, process or treat and because the natural gas we use as fuel for our compressors is supplied by our customers, we have limited direct exposure to commodity price fluctuations.

In North America, we provide contract operations services using our fleet of 11,657 natural gas compression units that, as of December 31, 2008, had an aggregate capacity of approximately 4,570,000 horsepower. For the year ended December 31, 2008, 25% of our total revenue was generated from North America contract operations. We maintain field service locations in the natural gas producing regions of the U.S. and Canada from which we can service and overhaul our own compressor fleet to provide contract operations services to our customers. Many of these locations are also utilized to provide aftermarket services to our customers, as described in more detail below.

Internationally, we provide contract operations services using our fleet of 1,330 units that, as of December 31, 2008, had an aggregate capacity of approximately 1,504,000 horsepower. For the year ended December 31, 2008, 16% of our total revenue was generated from international contract operations. Our international operations are focused on markets that require both large horsepower compressor applications and full production and processing facilities. Our international contract operations segment typically engages in longer-term contracts and more comprehensive projects than our North America contract operations segment. International projects often require us to provide complete engineering, design and installation services and a greater investment in equipment, facilities and related installation costs. These larger projects may include several compressor units on one site or entire facilities designed to process and treat natural gas to make it suitable for end use.

Aftermarket Services

Our aftermarket services segment sells parts and components and provides operation, maintenance, overhaul and reconfiguration services to customers who own compression, production, treating and oilfield power generation equipment. We believe that we are particularly well qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression services, production and processing equipment and oilfield power generation equipment and facilities. For the year ended December 31, 2008, 12% of our total revenue was generated from aftermarket services.

Fabrication

Compressor and Accessory Fabrication

We design, engineer, fabricate, install and sell skid-mounted natural gas compression units and accessories to meet standard or unique customer specifications. We sell this compression equipment primarily to major and independent oil and natural gas producers as well as national oil and natural gas companies in the countries in which we operate.

Generally, compressors sold to third parties are assembled according to each customer’s specifications. We purchase components for these compressors from third party suppliers including several major engine, compressor and electric motor manufacturers in the industry. We also sell pre-packaged compressor units designed to our standard specifications. For the year ended December 31, 2008, 20% of our total revenue was generated from our compressor and accessory fabrication business line.

As of December 31, 2008, our compressor and accessory fabrication backlog was $395.5 million, compared to $321.9 million at December 31, 2007. At December 31, 2008, approximately $11.3 million of future revenue related to our compressor and accessory fabrication backlog was expected to be recognized after December 31, 2009.

Production and Processing Equipment Fabrication

We design, engineer, fabricate, install and sell a broad range of oil and natural gas production and processing equipment designed to heat, separate, dehydrate and condition crude oil and natural gas to make such products suitable for end use. Our products include line heaters, oil and natural gas separators, glycol dehydration units, dewpoint control plants, water treatment, mechanical refrigeration and cryogenic plants and skid-mounted production packages designed for both onshore and offshore production facilities. We sell standard production and processing equipment primarily into U.S. markets, which is used for processing wellhead production from onshore or shallow-water offshore platform production. In addition, we sell custom-engineered, built-to-specification production and processing equipment, which typically consists of much larger equipment packages than standard equipment, and is generally used in much larger scale production operations. These large projects at times are in remote areas, such as deepwater offshore sites and in developing countries with limited oil and natural gas industry infrastructure. To meet most customers’ rapid response requirements and minimize customer downtime, we maintain a strategic inventory of standard products and long delivery components used to manufacture our customer specification products. We also provide engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the construction of tank farms and the construction of evaporators and brine heaters for desalination plants. For the year ended December 31, 2008, 27% of our total revenue was generated from our production and processing equipment fabrication business line.

As of December 31, 2008, our production and processing equipment fabrication backlog was $732.7 million, compared to $787.6 million at December 31, 2007. Typically, we expect our production and processing equipment backlog to be produced within a three to thirty-six month period. At December 31, 2008, approximately $292.8 million of future revenue related to our production and processing equipment backlog was expected to be recognized after December 31, 2009.

Business Strategy

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

•	Focus on core operations. We have built our leading market position through our strengths in comprehensive contract operations, compressor, production and processing equipment fabrication and aftermarket services. We are focusing our efforts on these businesses, improving our service delivery processes and streamlining operations in our core markets. We believe this focused approach will enable us to enhance our growth prospects and stockholder returns.

•	Utilize the Partnership as our primary vehicle for the growth of our U.S. contract operations business. We intend for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business. As we and the Partnership believe that over time the Partnership has a lower cost of capital due to its partnership structure, we intend to offer the Partnership the opportunity to purchase the remainder of our U.S. contract operations business over time, but are not obligated to do so. While the timing of additional transfers of our contract operations business to the Partnership will depend on the economic environment, including the availability to the Partnership of debt and equity capital, we believe it is less likely currently than it was a year ago that we will offer portions of the business to the Partnership unless there is an improvement in economic conditions and overall costs of and access to the capital markets.

•	Expand international presence. International markets continue to represent the greatest growth opportunity for our business. We believe that many of these markets are underserved in the area of the products and services we offer. In addition, we typically see higher returns in international markets relative to North America. We intend to allocate additional resources toward international markets, to open offices abroad, where appropriate, and to move idle North America units into service in international markets.

•	Continue to develop product lines. We intend to continue to develop and deliver products and services beyond comprehensive contract operations services and sale of compression, production and processing equipment and aftermarket services. We are seeing new opportunities driven more by our ability to deliver a Total Solutions product rather than just a single product. We believe that this will enable us to capitalize on and expand our existing client relationships, develop new client relationships and enhance our revenue and returns from each individual project.

Competitive Strengths

We believe we have the following key competitive strengths:

•	Breadth of product and service offering. We believe that we are a leading company in our industry that offers outsourced compression, production and processing services, as well as the sale of compression and oil and natural gas production and processing equipment and installation services. For those customers that outsource, we believe our contract operations services generally allow our customers to achieve higher production rates than they would achieve with their own operations, resulting in increased revenue for our customers. In addition, outsourcing allows our customers flexibility with regard to their changing compression and production and processing needs while limiting their capital requirements. By offering a broad range of services that complement our strengths, we believe that we can provide comprehensive integrated solutions to meet our customers’ oil and natural gas production and processing equipment and compression needs. We believe the breadth and quality of our services and compressor fleet, the depth of our customer relationships and our presence in many major natural gas-producing regions place us in a position to capture additional business on a global basis.

•	Leading position in high horsepower compression. High horsepower compression, comprised of units with greater than 1,000 horsepower, is the largest portion of our fleet, based on horsepower. We believe we are a leading provider of these units, which are typically installed on larger wells, gathering systems and processing and treating facilities. The scale and more attractive unit economics of these applications and facilities generally result in the realization of higher utilization rates within this segment of our compression fleet.

•	Focus on providing superior customer service. We have adopted a geographical business region concept and utilize a decentralized management and operating structure to provide superior customer service in a relationship-driven, service-intensive industry. We believe that our regionally-based network, local presence, experience and in-depth knowledge of customers’ operating needs and growth plans enable us to effectively maintain high mechanical availability and meet our customers’ evolving demands on a more timely basis. Our sales efforts concentrate on demonstrating our commitment to enhancing the customer’s cash flow through superior customer service, product design, fabrication, installation and after-market support.

•	Size and geographic scope. We operate in the primary onshore and offshore natural gas producing regions of North America and many international markets. As a leading provider of natural gas compression services, we believe we have sufficient fleet size, personnel, logistical capabilities, geographic scope, fabrication capabilities and range of compression service and product offerings to meet the full service needs of our customers on a timely and cost-effective basis. We believe our size, geographic scope and broad customer base reduce our volatility and provide us with improved fleet utilization opportunities. By increasing our fleet utilization, we are able to improve our operating leverage and increase returns. As a result, due to economies of scale, we believe we have relatively lower operating costs and higher margins than companies with smaller fleets.

•	Ability to leverage the Partnership. We believe that the Partnership provides us a lower cost of capital over time through which we can pursue additional contract operations business in the U.S. Through the Partnership, we will attempt to increase the amount of U.S. compression services that are outsourced.

Oil and Natural Gas Industry Cyclicality and Volatility

The financial performance of our contract operations business is generally less affected by short-term market cycles and oil and natural gas price volatility than the financial performance of our fabrication operations and other companies operating in the oilfield services industry because:

•	compression, production and processing services are necessary for natural gas to be delivered from the wellhead to end users;

•	the need for compression services and equipment has grown over time due to the increased production of natural gas, the natural pressure decline of natural gas producing basins and the increased percentage of natural gas production from unconventional sources, which generally require more compression; and

•	our contract operations businesses are tied primarily to natural gas and oil production and consumption, which are generally less cyclical in nature than exploration activities.

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

Our contract operations and sales activities are conducted throughout North America and internationally, including offshore operations. We currently operate in over 30 countries in major oil and natural gas producing areas including the U.S., Argentina, Venezuela, Brazil, Mexico, Italy and the United Arab Emirates. We have fabrication facilities in the U.S., Canada, Italy, Singapore, the United Arab Emirates and the United Kingdom.

Sales and Marketing

Our salespeople pursue the market for our products in their respective territories. Each salesperson is assigned a customer list or territory on the basis of the experience and personal relationships of the salesperson and the individual service requirements of the customer. This customer and relationship-focused strategy is communicated through frequent direct contact, technical presentations, print literature, print advertising and direct mail. Additionally, our salespeople coordinate with each other to effectively pursue customers who operate in multiple regions. Our salespeople work with our operations personnel in order to promptly respond to and satisfy customer needs.

Upon receipt of a request for proposal or bid by a customer, we analyze the application and prepare a quotation, including pricing and delivery date. The quotation is then delivered to the customer and, if we are selected as the vendor, final terms are agreed upon and a contract or purchase order is executed. Our engineering and operations personnel also provide assistance on complex applications, field operations issues and equipment modifications.

Sources and Availability of Raw Materials

We fabricate compression and production and processing equipment for use in providing contract operations services and for sale to third parties from components and subassemblies, most of which we acquire from a wide range of vendors. These components represent a significant portion of the cost of our compressor and production and processing equipment products. In addition, we construct tank farms and fabricate critical process equipment for refinery and petrochemical facilities and other vessels used in production, processing and treating of crude oil and natural gas. Steel is a commodity which can have wide price fluctuations and represents a significant portion of the raw materials for these products. Increases in raw material costs cannot always be offset by increases in our products’ sales prices. While many of our materials and components are available from multiple suppliers at competitive prices, some of the components used in our products are obtained from a limited group of suppliers. We occasionally experience long lead times for components from our suppliers and, therefore, we may at times make purchases in anticipation of future orders.

Competition

The natural gas compression services and fabrication business is highly competitive. Overall, we experience considerable competition from companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities and adopt more aggressive pricing policies. We believe that we compete effectively on the basis of price, equipment availability, customer service and flexibility in meeting customer needs and quality and reliability of our compressors and related services. We face vigorous competition in both compression services and compressor fabrication, with some firms competing in both segments. In our production and processing equipment business, we have different competitors in the standard and custom-engineered equipment markets.

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

International Operations

We operate in many geographic markets outside North America. At December 31, 2008, of the approximately 1,504,000 horsepower of compression we had deployed internationally, approximately 90% was located in Latin America (primarily in Venezuela, Argentina, Mexico and Brazil). Changes in local economic or political conditions, particularly in Venezuela, Argentina and other parts of Latin America and Nigeria, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additional risks inherent in our international business activities are described below in Risk Factors.

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

We have significant operations that expose us to currency risk in Argentina, Brazil, Italy, Canada, Mexico and Venezuela.

For financial data relating to our geographic concentrations, see Note 22 to the Financial Statements.

Goodwill Impairment

We recorded a goodwill impairment charge of $1,148.4 million in the fourth quarter of 2008. In the second half of 2008, there were severe disruptions in the credit and capital markets and reductions in global economic activity which had significant adverse impacts on stock markets and oil-and-gas-related commodity prices, both of which we believe contributed to a significant decline in our company’s stock price and corresponding market capitalization. We determined that the fourth quarter 2008 continuation and deepening recession and financial market crisis, along with the continuing decline in the market value of our common stock resulted in an impairment of all of the goodwill in our North America contract operations reporting unit. See Note 9 to the Financial Statements for further discussion of this goodwill impairment charge.

Cawthorne Channel Project

We are involved in a project in the Cawthorne Channel in Nigeria (the “Cawthorne Channel Project”), in which Global Gas and Refining Ltd., a Nigerian entity (“Global”), has contracted with an affiliate of Royal Dutch Shell plc (“Shell”) to process natural gas from some of Shell’s Nigerian oil and natural gas fields. Pursuant to a contract between us and Global, we provide natural gas compression and natural gas processing services from a barge-mounted facility we own that is stationed in a Nigerian coastal waterway. We completed the building of the required barge-mounted facility and Global declared our portion of the project suitable for commercial operations in November 2005. Our contract with Global has a term of 10 years that commenced when the project was declared commercial. The facility is subject to Global’s purchase option that is exercisable for the remainder of the term of the contract. Under the terms of a series of contracts between us, Global, Shell and several other counterparties, Global is primarily responsible for the overall project.

The area in Nigeria where the Cawthorne Channel Project is located has experienced local civil unrest and violence, and natural gas delivery from Shell to the Cawthorne Channel Project was stopped from June 2006 to June 2007. As a result, the Cawthorne Channel Project did not operate during this period. From July 2007 through March 2008, we received and processed some natural gas from Shell. In early April 2008, shipments of natural gas from Shell to us were halted and we did not receive gas for the majority of the second quarter of 2008. We began receiving some natural gas again from Shell in July 2008. However, in late July 2008, a vessel owned by a third party that provides storage and splitting services for the liquids processed by our facility was the target of a local security incident. As a result, processing operations on the Cawthorne Channel Project ceased for the remainder of 2008.

During the year ended December 31, 2008, we received approximately $8.3 million in payments related to the Cawthorne Channel Project, which we applied against outstanding receivables. Although we believe we are entitled to payments from Global and have accordingly invoiced Global, the collectibility of future amounts is not reasonably assured. Therefore, we billed but did not recognize revenue related to the Cawthorne Channel Project during the year ended December 31, 2008.

As a result of ongoing operational difficulties and taking into consideration the project’s historical performance and recent declines in commodity prices, we undertook an assessment of our estimated future cash flows from the Cawthorne Channel Project. Based on the analysis we completed, we believe that we will not recover all of our remaining investment in the Cawthorne Channel Project. Accordingly, we recorded an impairment charge of $21.6 million in our fourth quarter 2008 results to reduce the carrying amount of our assets associated with the Cawthorne Channel Project to their estimated fair value, which is reflected in fleet impairment expense in our consolidated statements of operations. If future events or circumstances further reduce our expectations of future cash flows from these assets, we may have to record additional impairments on our remaining net assets associated with the Cawthorne Channel Project. At December 31, 2008 our net investment in assets associated with the Cawthorne Channel Project was $15.0 million.

Government Regulation

Our operations are subject to various U.S. federal, state, local and international laws and regulations relating to the environment and to occupational health and safety, including the regulation and permitting of air emissions, wastewater and storm water discharges and waste handling and disposal activities. From time to time as part of the regular overall evaluation of our operations, including newly acquired operations, we apply for or amend facility permits with respect to air emissions, wastewater or storm water discharges or waste handling, which subjects us to new or revised permitting conditions that may be onerous or costly to comply with. In addition, certain customer service arrangements of ours may require us to operate, on behalf of a specific customer, petroleum storage units, pipelines or other regulated units, all of which may impose additional regulatory compliance and permitting obligations. Compliance with these environmental laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory and remedial obligations, and the issuance of injunctions delaying or prohibiting operations. Moreover, as with any owner or operator of real property, we may be subject to clean-up costs and liability for regulated substances or any other toxic or hazardous wastes that may exist on or under or have been released from any of our properties. We believe that our operations are in substantial compliance with applicable environmental and health and safety laws and regulations and that continued compliance with current requirements would not have a material adverse effect on us. However, the clear trend in environmental regulation is to place more restrictions on activities that may affect the environment, and thus, any changes in these laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our results of operations and financial condition.

The primary U.S. federal environmental laws to which our operations are subject include the Clean Air Act (“CAA”) and regulations thereunder, which regulate air emissions; the Clean Water Act (“CWA”) and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; the Resource Conservation and Recovery Act (“RCRA”) and regulations thereunder, which regulate the management and disposal of solid and hazardous waste; and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and regulations thereunder, known more commonly as “Superfund,” which imposes liability for the remediation of the releases of hazardous substances in the environment. We are also subject to regulation under the Occupational Safety and Health Act (“OSHA”) and regulations thereunder, which regulate the protection of the health and safety of workers. Analogous state, local and international laws and regulations may also apply.

Air Emissions

The CAA and analogous state laws and their implementing regulations regulate emissions of air pollutants from various sources, including natural gas compressors, and also impose various monitoring and reporting requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. While our standard contract typically provides that the customer will assume permitting responsibilities and certain environmental risks related to site operations, we have in some cases obtained air permits as the owner and operator of the compressors.

The Environmental Protection Agency (“EPA”) adopted new rules effective March 18, 2008 that establish more stringent emission standards for new spark ignition natural gas compressor engines. The new rules require increased emission controls on certain new and reconstructed stationary reciprocating engines that were excluded from previous regulation. We do not expect these recently adopted rules to have a material adverse effect on our operations or financial condition. Nevertheless, we can provide no assurance that those rules or any other new regulations requiring the installation of more sophisticated emission control equipment would not have a material adverse impact.

Climate Change

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, President Obama has expressed support for, and it is anticipated that the U.S. Congress will continue actively to consider, legislation to restrict or further regulate emissions of greenhouse gases. In addition, more than one-third of the states, either individually or through multi-state regional initiatives, have begun implementing measures to reduce emissions of greenhouse gases, primarily through the planned development of emissions inventories or regional greenhouse gas cap and trade programs. Depending on the particular program, we could be required to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources such as cars and trucks even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases including carbon dioxide fall under the federal CAA’s definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources. In July 2008, the EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the CAA, in response to the Supreme Court’s decision in Massachusetts. In the notice, the EPA evaluated the potential regulation of greenhouse gases under the CAA and other potential methods of regulating greenhouse gases. Although the notice did not propose any specific, new regulatory requirements for greenhouse gases, it indicates that federal regulation of greenhouse gas emissions could occur in the near future even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. Although it is not possible at this time to predict how legislation that may be enacted or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such new federal, regional or state restrictions on emissions of carbon dioxide or other greenhouse gases that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Water Discharges

The CWA and analogous state laws and their implementing regulations impose restrictions and strict controls with respect to the discharge of pollutants into state waters or waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the

EPA or an analogous state agency. In addition, the CWA regulates storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification. Many of our facilities have applied for and obtained industrial wastewater discharge permits as well as sought coverage under local wastewater ordinances. In addition, many of those facilities have filed notices of intent for coverage under statewide storm water general permits and developed and implemented storm water pollution prevention plans, as required. Federal laws also require development and implementation of spill prevention, controls, and countermeasure plans, including appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak at such facilities.

Waste Management and Disposal

The RCRA and analogous state laws and their implementing regulations govern the generation, transportation, treatment, storage and disposal of hazardous and non-hazardous solid wastes. During the course of our operations, we generate wastes (including, but not limited to, used oil, antifreeze, filters, sludges, paints, solvents, and sandblast materials) in quantities regulated under RCRA. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes. CERCLA and equivalent or more stringent state laws and their implementing regulations impose strict, and under certain conditions, joint and several liability without regard to fault or the legality of the original conduct on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current or past owner or operator of the facility or disposal site where the release occurred and any company that transported, disposed of, or arranged for the transport or disposal of the hazardous substances released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by hazardous substances or other pollutants released into the environment.

We currently own or lease, and in the past have owned or leased, a number of properties that have been used in support of our operations for a number of years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons, hazardous substances, or other regulated wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such materials have been taken for disposal by companies sub-contracted by us. In addition, many of these properties have been previously owned or operated by third parties whose treatment and disposal or release of hydrocarbons, hazardous substances or other regulated wastes was not under our control. These properties and the materials released or disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate historical property contamination, or to perform certain operations to prevent future contamination. At certain of such sites, we are currently working with the prior owners who have undertaken to monitor and cleanup contamination that occurred prior to our acquisition of these sites. We are not currently under any order requiring that we undertake or pay for any clean-up activities. However, we cannot provide any assurance that we will not receive any such order in the future.

Occupational Health and Safety

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

International Operations

Our operations outside the U.S. are subject to similar international governmental controls and restrictions pertaining to the environment and other regulated activities in the countries in which we operate. We believe our operations are in substantial compliance with existing international governmental controls and restrictions and that compliance with these international controls and restrictions has not had a material adverse effect on our operations. We cannot provide any assurance, however, that we will not incur significant costs to comply with these international controls and restrictions in the future.

Employees

As of December 31, 2008, we had approximately 12,600 employees, approximately 500 of whom are represented by labor unions. We believe that our relations with our employees are satisfactory.

Available Information

Our website address is www.exterran.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the SEC. Information contained on our website is not incorporated by reference in this report or any of our other securities filings. Paper copies of our filings are also available, without charge, from Exterran Holdings, Inc., 16666 Northchase Drive, Houston, Texas 77060, Attention: Investor Relations. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers who file electronically with the SEC. The SEC’s website address is www.sec.gov.

Additionally, we make available free of charge on our website:

•	our Code of Business Conduct;

•	our Corporate Governance Principles; and

•	the charters of our audit, compensation, and nominating and corporate governance committees.

Item 1A.	Risk Factors

As described in Part I (“Disclosure Regarding Forward-Looking Statements”), this report contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occurs, our business, financial condition, operating results and cash flows could be negatively impacted.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The continuing credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. For example, in September 2008, Lehman Brothers, one of the lenders under our $1.65 billion senior secured credit facility, filed for bankruptcy protection. As of December 31, 2008, Lehman Brothers was not able to fund its portion of the unfunded commitments under our revolving credit facility. Therefore, our ability to borrow under this facility has been reduced by $3.2 million as of December 31, 2008 and could be further reduced by up to $8.4 million as of December 31, 2008, which represents Lehman Brothers’ pro rata portion of outstanding borrowings and letters of credit under our revolving credit facility at December 31, 2008. If other lenders become unable to perform their obligations under those facilities, our borrowing capacity could be further reduced. Inability to borrow additional amounts under those facilities could limit our ability to fund our future growth and operations.

The credit crisis could also have an impact on our derivative agreements if any of our counterparties are unable to perform their obligations under those agreements.

A reduction in demand for oil or natural gas or prices for those commodities, or instability in North American or global energy and credit markets, could adversely affect our business.

Our results of operations depend upon the level of activity in the global energy market, including natural gas development, production, processing and transportation. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices or significant instability in energy markets. As a result, the demand for our natural gas compression services and oil and natural gas production and processing equipment could be adversely affected. A reduction in demand could also force us to reduce our pricing substantially. Additionally, in North America compression services for our customers’ production from unconventional natural gas sources such as tight sands, shales and coalbeds constitute an increasing percentage of our business. Such unconventional sources are generally less economically feasible to produce in lower natural gas price environments. These factors could in turn negatively impact the demand for our products and services. A decline in demand for oil and natural gas or prices for those commodities, or instability in the global energy and credit markets, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. Many of our customers’ equity values have substantially declined in recent months, and the capital markets have been unavailable as a source of financing to these customers. The combination of a reduction in cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing will result in a reduction in our customers’ spending for our products and services in 2009. For example, our customers could seek to preserve capital by canceling month-to-month contracts, canceling or delaying scheduled maintenance of their existing natural gas compression and oil and natural gas production and processing equipment or determining not to enter into any new natural gas compression service contracts or purchase new compression and oil and natural gas production and processing equipment, thereby reducing demand for our products and services. Reduced demand for our products and services could adversely affect our business, financial condition, results of operations and cash flows. In addition, in the event of the financial failure of a customer, we could experience a loss associated with all or a portion of our outstanding accounts receivable associated with that customer.

There are many risks associated with conducting operations in international markets.

We operate in many geographic markets outside the U.S., which entails difficulties associated with staffing and managing our international operations and complying with legal and regulatory requirements. Changes in local economic or political conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows. The risks inherent in our international business activities include the following:

•	difficulties in managing international operations, including our ability to timely and cost effectively execute projects;

•	unexpected changes in regulatory requirements;

•	training and retaining qualified personnel in international markets;

•	inconsistent product regulation or sudden policy changes by foreign agencies or governments;

•	the burden of complying with multiple and potentially conflicting laws;

•	tariffs and other trade barriers;

•	governmental actions that result in the deprivation of contract rights, including possible law changes, and other difficulties in enforcing contractual obligations;

•	governmental actions that result in restricting the movement of property;

•	foreign currency exchange rate risks;

•	difficulty in collecting international accounts receivable;

•	potentially longer receipt of payment cycles;

•	changes in political and economic conditions in the countries in which we operate, including general political unrest, the nationalization of energy related assets, civil uprisings, riots, kidnappings and terrorist acts;

•	the potential risks relating to the retention of sales representatives, consultants and other agents in certain high-risk countries;

•	potentially adverse tax consequences or tax law changes;

•	currency controls or restrictions on repatriation of earnings or expropriation of property without fair compensation;

•	the risk that our international customers may have reduced access to credit because of higher interest rates, reduced bank lending or a deterioration in our customers’ or their lenders’ financial condition;

•	the geographic, time zone, language and cultural differences among personnel in different areas of the world; and

•	difficulties in establishing new international offices and risks inherent in establishing new relationships in foreign countries.

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

There are risks associated with our operations in Nigeria. Local unrest and violence in Nigeria have adversely affected our historical financial results and could result in additional impairments and write-downs of our assets in Nigeria if the political situation in Nigeria does not improve.

Our operations in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. These risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or property or result in the deprivation of contract rights. Any of these risks, including risks arising from the increase in violence and local unrest in Nigeria over the past several years, could adversely impact our operations in Nigeria and could affect the timing and decrease the amount of revenue we may realize from our assets in Nigeria.

As a result of ongoing operational difficulties at the Cawthorne Channel Project in Nigeria, and taking into consideration the project’s historical performance and recent declines in commodity prices, we undertook an assessment of our estimated future cash flows from the project. Based on the analysis we completed, we believe that we will not recover all of our remaining investment in the Cawthorne Channel Project. Accordingly, we recorded an impairment charge of $21.6 million in our fourth quarter 2008 results to reduce the carrying amount of our assets associated with the Cawthorne Channel Project to their estimated fair value which is reflected in fleet impairment expense in our consolidated statements of operations. See Note 20 to the Financial Statements for further discussion of this impairment charge. If future events or circumstances further reduce our expectations of future cash flows from these assets, we may have to record additional impairments on our remaining net assets associated with the Cawthorne Channel Project. At December 31, 2008 our net investment in assets in Nigeria was $61.1 million, $15.0 million of which was associated with the Cawthorne Channel Project.

There are risks associated with our operations in Venezuela. Further changes to the laws and regulations of Venezuela could adversely impact our results of operations and require us to write-down certain of our assets in Venezuela.

We conduct a substantial amount of our business in Venezuela. As of December 31, 2008, we had tangible net assets in Venezuela, including investments in non-consolidated affiliates, of approximately $500.2 million, including receivables of $75.1 million, primarily related to projects for the Venezuelan state-owned oil company. In addition, at December 31, 2008, we also had guaranteed approximately $21.1 million of the debt of a joint venture in Venezuela. The collection of receivables from our Venezuelan customer has historically been slower and more time consuming than our other customers due to their policies and the political unrest in Venezuela. In addition, the economic situation resulting from lower commodity prices may further exacerbate political tension in Venezuela and may lead to the state-owned oil company failing to make payments to service providers. If the Venezuelan state-owned oil company were to fail to make payments to service providers, or attempt to assume control over privately operated businesses in the energy industry, that failure or action could jeopardize the Venezuelan oil industry and thereby unfavorably impact all service providers, including us.

In the fourth quarter of 2008, the joint venture in Venezuela in which we have a 35.5% interest sent a notice to its customer, the Venezuelan national oil company, stating that the joint venture may not be able to continue to fund its operations unless the customer were to begin payments of certain disputed amounts in the near future. On February 25, 2009, we received notice that the Venezuelan National Guard has occupied the joint venture’s facilities and has begun a transition of the management of the joint venture’s operations to the Venezuelan national oil company. The ultimate outcome of these actions is unknown at this time, but a nationalization of the joint venture could have an adverse impact on our investment in the joint venture.

Recently, laws and regulations in Venezuela have been subject to frequent and significant changes. These changes have included currency controls, restrictions on repatriation of capital, import prohibition of certain consumable commodities required for ongoing operations, expropriation and nationalization of certain firms and industries and changes to the tax laws. While these changes have not had a material impact on us to date, future changes could have a material adverse impact on us.

If the government of Venezuela were to institute further changes to the laws and regulations of Venezuela, such as requiring payment on our contracts to be made entirely in Bolivars rather than partly in US dollars, or further restricting currency movements outside of the country or expropriating our assets, those changes could:

•	increase the expenses incurred by our Venezuelan operations;

•	result in a reduction in our net income or a write-down of our investments in Venezuela;

•	cause us to incur a loss on trading securities associated with our operations in Venezuela that we enter into from time to time; and

•	cause us to experience longer payment cycles in collecting accounts receivable or fail to collect those receivables.

We are exposed to exchange rate fluctuations in the international markets in which we operate. A decrease in the value of any of these currencies relative to the U.S. dollar could reduce profits from international operations and the value of our international net assets.

Our reporting currency is the U.S. dollar. Gains and losses from the remeasurement of assets and liabilities that are receivable or payable in currency other than functional currency are included in the consolidated statements of operations. The remeasurement has caused the U.S. dollar value of our international results of operations to vary with exchange rate fluctuations, and the U.S. dollar value of our international results of operations will continue to vary with exchange rate fluctuations. We generally do not hedge exchange rate exposures, which exposes us to the risk of exchange rate losses.

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

The currently available supply of compression equipment owned by our customers and competitors could cause a reduction in demand for our products and services and a reduction in our pricing.

We believe there currently exists a greater supply of idle and underutilized compression equipment owned by our customers and competitors in North America than in recent years, which will limit our ability to improve our horsepower utilization and increase revenues in the near term. Any sustained reduction in demand for our products and services, or sustained or significant reduction in our pricing for our products or services, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Failure to timely and cost-effectively execute on larger projects could adversely affect our business.

As our business has grown, the size and scope of some of our contracts with our customers has increased. This increase in size and scope can translate into more technically challenging conditions or performance specifications for our products and services. Contracts with our customers generally specify delivery dates, performance criteria and penalties for our failure to perform. Any failure to execute such larger projects in a timely and cost effective manner could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may incur losses on fixed-price contracts, which constitute a significant portion of our fabrication business.

In connection with projects covered by fixed-price contracts, we generally bear the risk of cost over-runs, operating cost inflation, labor availability and productivity, and supplier and subcontractor pricing and performance unless they result from customer-requested change orders. Under both our fixed-price contracts and our cost-reimbursable contracts, we may rely on third parties for many support services, and we could be subject to liability for their failures. Our failure to accurately estimate our costs and the time required for a fixed-price fabrication project could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We have a substantial amount of debt that could limit our ability to fund future growth and operations and increase our exposure to risk during adverse economic conditions.

At December 31, 2008, we had approximately $2.5 billion in outstanding debt obligations. Many factors, including factors beyond our control may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in the Disclosure Regarding Forward-Looking Statements section of this report.

Our substantial debt and associated commitments could have important adverse consequences. For example, these commitments could:

•	make it more difficult for us to satisfy our contractual obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, acquisitions or other corporate requirements;

•	increase our vulnerability to interest rate fluctuations because the interest payments on a portion of our debt are based upon variable interest rates and a portion can adjust based upon our credit statistics;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a disadvantage compared to our competitors that have less debt; and

•	limit our ability to refinance our debt in the future or borrow additional funds.

We may be vulnerable to interest rate increases due to our floating rate debt obligations.

As of December 31, 2008, after taking into consideration interest rate swaps, we had approximately $873.3 million of outstanding indebtedness subject to interest at floating rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes.

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

These facilities and other agreements also require us to maintain various financial ratios. Such covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these and any other provisions of such agreements may be affected by changes in our operating and financial performance, changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default, which could cause our indebtedness to become due and payable. If any of our indebtedness were to be accelerated, we may not be able to repay or refinance it. A default under one or more of our debt agreements would in some situations trigger cross-default provisions under certain agreements relating to our debt obligations.

Many of our compression services contracts with customers have short initial terms, and we cannot be sure that such contracts will be renewed after the end of the initial contractual term.

The length of our compression services contracts with customers varies based on operating conditions and customer needs. In most cases, based on currently prevailing compression services rates, our initial contract terms are not long enough to enable us to fully recoup the cost of acquiring or fabricating the equipment we utilize to provide compression services. We cannot be sure that a substantial number of these customers will continue to renew their contracts, that we will be able to enter into new compression services contracts with customers or that any renewals will be at comparable rates. The inability to renew a substantial portion of our compression services contracts would have a material adverse effect upon our business, financial condition, results of operations and cash flows.

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

The tax treatment of the Partnership depends on its status as a partnership for U.S. federal income tax purposes, as well as it not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service treats the Partnership as a corporation or if the Partnership becomes subject to a material amount of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to the Partnership’s unitholders and undermine the cost of capital advantage we believe the Partnership has.

The anticipated after-tax economic benefit of an investment in the Partnership’s common units depends largely on it being treated as a partnership for U.S. federal income tax purposes. The Partnership has not received a ruling from the Internal Revenue Service, or IRS, on this or any other tax matter affecting it.

If the Partnership were treated as a corporation for U.S. federal income tax purposes, it would pay U.S. federal income tax at the corporate tax rate and would also likely pay state income tax. Treatment of the Partnership as a corporation for U.S. federal income tax purposes would result in a material reduction in the anticipated cash flow and after-tax return to its unitholders, likely causing a substantial reduction in the value of its common units.

Current law may change so as to cause the Partnership to be treated as a corporation for U.S. federal income tax purposes or otherwise subject it to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. The Partnership’s partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects it to taxation as a corporation or otherwise subjects it to entity-level taxation for U.S. federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels of the Partnership may be adjusted to reflect the impact of that law on it at the option of its general partner without the consent of its unitholders. If the Partnership were to be taxed at the entity level, it would lose the comparative cost of capital advantage we believe it has over time as compared to a corporation.

We face significant competition that may cause us to lose market share and harm our financial performance.

Our industry is highly competitive and there are low barriers to entry, especially in North America. We expect to experience competition from companies that may be able to adapt more quickly to technological changes within our industry and throughout the economy as a whole, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors and customers. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the price at which they offer their services, we may not be able to compete effectively. Some of these competitors may expand or fabricate new compression units that would create additional competition for the services we currently provide to our customers. In addition, customers that are significant producers or gatherers of natural gas may purchase their own assets in lieu of using our contract operations services. In addition, our other lines of business will face significant competition.

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

Natural gas operations entail inherent risks, including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of natural gas or well fluids, fires and explosions. These risks may expose us, as an equipment operator and fabricator, to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. The insurance we carry against many of these risks may not be adequate to cover our claims or losses. We currently have a minimal amount of insurance on our offshore assets. In addition, we are substantially self-insured for worker’s compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Further, insurance covering the risks we expect to face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we were not able to obtain liability insurance, our business, results of operations and financial condition could be negatively impacted.

We are subject to a variety of governmental regulations; failure to comply with these regulations may result in administrative, civil and criminal enforcement measures.

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

The Environmental Protection Agency (“EPA”) adopted new rules effective March 18, 2008 that establish more stringent emission standards for new spark ignition natural gas compressor engines. The new rules require increased emission controls on certain new and reconstructed stationary reciprocating engines that were excluded from previous regulation. Those rules or any other new regulations requiring the installation of more sophisticated emission control equipment could have a material adverse impact on our business, financial condition, results of operations or cash flows.

In addition, future events, such as compliance with equivalent or more stringent laws, regulations or permit conditions, a major expansion of our operations into more heavily regulated activities, more vigorous enforcement policies by regulatory agencies, or stricter or different interpretations of existing laws and regulations could require us to make material expenditures.

Climate change legislation and regulatory initiatives could result in increased compliance costs.

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, President Obama has expressed support for, and it is anticipated that the U.S. Congress will continue actively to consider, legislation to restrict or further regulate emissions of greenhouse gases. In addition, more than one-third of the states, either individually or through multi-state regional initiatives, have begun implementing measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Depending on the particular program, we could be required to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources such as cars and trucks even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases including carbon dioxide fall under the federal CAA’s definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources. In July 2008, the EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the CAA, in response to the Supreme Court’s decision in Massachusetts. In the notice, the EPA evaluated the potential regulation of greenhouse gases under the CAA and other potential methods of regulating greenhouse gases. Although the notice did not propose any specific, new regulatory requirements for greenhouse gases, it indicates that federal regulation of greenhouse gas emissions could occur in the near future even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. Although it is not possible at this time to predict how legislation that may be enacted or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such new federal, state or local restrictions on emissions of carbon dioxide or other greenhouse gases that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business financial condition, results of operations and cash flows.

The price of our common stock may experience volatility.

The price of our common stock may be volatile. Some of the factors that could affect the price of our common stock are quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community, and speculation in the press or investment community about our financial condition or results of operations. General market conditions and North America or international economic factors and political events unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends in the price of our common stock to predict the future price of our common stock or our financial results.

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

As part of our business strategy, we intend to contribute or sell the remainder of our U.S. contract operations business to the Partnership, over time, but we are under no obligation to do so. Likewise, the Partnership is under no obligation to purchase any additional portions of that business. The consummation of any future sales of additional portions of that business and the timing of such sales will depend upon, among other things:

•	our reaching agreement with the Partnership regarding the terms of such sales, which will require the approval of the conflicts committee of the board of directors of the Partnership, which is comprised exclusively of directors who are deemed independent from us;

•	the Partnership’s ability to finance such purchases on acceptable terms, which could be impacted by general equity and debt market conditions as well as conditions in the markets specific to master limited partnerships; and

•	the Partnership’s and our compliance with our respective debt agreements.

The Partnership intends to fund its future acquisitions from us with external sources of capital, including additional borrowings under its senior secured credit agreement and/or public or private offerings of equity or debt. As a result of the economic slowdown and the declines in both the Partnership’s unit price and the availability of equity and debt capital, the Partnership’s ability to fund future acquisitions of our U.S. contract operations business may be limited.

If we are unable to consummate additional contributions or sales of our U.S. contract operations business to the Partnership, we may not be able to capitalize on what we believe is the Partnership’s lower cost of capital over time, which could impact our competitive position in the U.S. Additionally, without the proceeds from future contributions or sales of our U.S. contract operations business to the Partnership, we will have less capital to invest to grow our business. While the timing of additional transfers of our contract operations business to the Partnership will depend on the economic environment, including the availability to the Partnership of debt and equity capital, we believe it is less likely currently than it was a year ago that we will offer portions of the business to the Partnership unless there is an improvement in economic conditions and overall costs of and access to the capital markets.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table describes the material facilities we owned or leased as of December 31, 2008:

		Square
Location	Status	Feet	Uses

Houston, Texas	Leased	243,746	Corporate office
Oklahoma City, Oklahoma	Leased	41,250	North America contract operations and aftermarket services
Yukon, Oklahoma	Owned	72,000	North America contract operations and aftermarket services
Belle Chase, Louisiana	Owned	35,000	North America contract operations and aftermarket services
Casper, Wyoming	Owned	28,390	North America contract operations and aftermarket services
Davis, Oklahoma	Owned	393,870	North America contract operations and aftermarket services
Edmonton, Alberta, Canada	Leased	53,557	North America contract operations and aftermarket services
Farmington, New Mexico	Owned	42,097	North America contract operations and aftermarket services
Kilgore, Texas	Owned	32,995	North America contract operations and aftermarket services
Midland, Texas	Owned	53,300	North America contract operations and aftermarket services
Midland, Texas	Owned	22,180	North America contract operations and after market services
Oklahoma City, Oklahoma	Leased	28,000	North America contract operations and aftermarket services
Pampa, Texas	Leased	24,000	North America contract operations and aftermarket services
Victoria, Texas	Owned	59,852	North America contract operations and aftermarket services
Yukon, Oklahoma	Owned	22,453	North America contract operations and aftermarket services
Anaco, Venezuela	Leased	129,000	International contract operations and aftermarket services
Camacari, Brazil	Owned	86,111	International contract operations and aftermarket services
El Tigre, Venezuela	Owned	107,600	International contract operations and aftermarket services
Reynosa, Mexico	Owned	22,235	International contract operations and aftermarket services
Comodoro Rivadavia, Argentina	Owned	26,000	International contract operations and aftermarket services
Maturin, Venezuela	Owned	23,695	International contract operations and aftermarket services
Neuquen, Argentina	Owned	30,000	International contract operations and aftermarket services
Santa Cruz, Bolivia	Leased	21,119	International contract operations and aftermarket services
Port Harcourt, Nigeria	Leased	32,808	Aftermarket services
Houma, Louisiana	Owned	60,000	Aftermarket services
Houston, Texas	Owned	343,750	Fabrication
Houston, Texas	Owned	244,000	Fabrication
Broussard, Louisiana	Owned	74,402	Fabrication
Broken Arrow, Oklahoma	Owned	141,549	Fabrication
Calgary, Alberta, Canada	Owned	105,760	Fabrication
Aldridge, United Kingdom	Owned	44,700	Fabrication
Columbus, Texas	Owned	219,552	Fabrication
Jebel Ali Free Zone, UAE	Leased	112,378	Fabrication
Hamriyah Free Zone, UAE	Leased	212,742	Fabrication
Mantova, Italy	Owned	654,397	Fabrication
Neuquen, Argentina	Leased	47,500	Fabrication
Schulenburg, Texas	Owned	23,000	Fabrication
Singapore, Singapore	Leased	482,107	Fabrication
Tulsa, Oklahoma	Owned	40,100	Fabrication

Our executive offices are located at 16666 Northchase Drive, Houston, Texas 77060 and our telephone number is (281) 836-7000.

Item 3.	Legal Proceedings

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

No matters were submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “EXH.” The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

	Price
	High	Low

Year ended December 31, 2007
First Quarter	$72.12	$53.54
Second Quarter	$83.08	$65.23
Third Quarter	$80.75	$72.53
Fourth Quarter	$92.75	$74.17
Year ended December 31, 2008
First Quarter	$82.90	$59.83
Second Quarter	$78.77	$62.76
Third Quarter	$72.73	$30.79
Fourth Quarter	$32.09	$11.97

On February 20, 2009, the closing price of our common stock was $20.16 per share. As of February 20, 2009, there were approximately 1,520 holders of record of our common stock.

The performance graph below shows the cumulative total stockholder return on our common stock and, prior to the merger, Hanover’s common stock, compared with the S&P 500 Composite Stock Price Index (the “S&P 500 Index”) and the Oilfield Service Index (the “OSX”) over the five-year period beginning on December 31, 2003. The results for the period from December 31, 2003 through August 20, 2007, the date of the merger, reflect Hanover’s historical common stock price adjusted for the 0.325 merger exchange ratio. We have used Hanover’s historical common stock price during this period because Hanover was determined to be the acquirer for accounting purposes in the merger. The results for the period from August 21, 2007, when our common stock began trading on the New York Stock Exchange, through December 31, 2008 reflect the price of our common stock. The results are based on an investment of $100 in each of Hanover’s common stock, the S&P 500 Index and the OSX. The graph assumes the reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

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

On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. In December 2008, our board of directors increased the share repurchase program, from $200 million to $300 million, and extended the expiration date of the authorization, from August 19, 2009 to December 15, 2010. Under the stock repurchase program, we may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We may also implement all or part of the repurchases under a Rule 10b5-1 trading plan, so as to provide the flexibility to extend our share repurchases beyond the quarterly purchase window. During the year ended December 31, 2008, we repurchased 4,157,821 shares of our common stock at an aggregate cost of $99.9 million. Since the program was initiated, we have repurchased 5,416,221 shares of our common stock at an aggregate cost of $199.9 million. The following table provides information with respect to our purchases of our common shares during the three months ended December 31, 2008 pursuant to our stock repurchase program:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares that
	Total Number of		as Part of Publicly	May yet Be
	Shares	Average Price	Announced	Purchased Under the
Period	Purchased	Paid per Share	Programs	Programs

10/01/08 – 10/31/08	—	$—	—	$50,092,112
11/01/08 – 11/30/08	927,713	13.78	927,713	37,307,906
12/01/08 – 12/31/08	2,143,070	17.35	2,143,070	100,117,453	(1)

Total	3,070,783	$16.27	3,070,783	$100,117,453

(1)	Reflects the increase of the total authorized amount under the share repurchase program from $200 million to $300 million, as approved by our board of directors in December 2008.

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management”) of this report.

Item 6.	Selected Financial Data

In the table below we have presented certain selected financial data for Exterran for each of the five years in the period ended December 31, 2008. The historical consolidated financial data for 2005 through 2008 has been derived from our audited consolidated financial statements. The historical consolidated financial data for 2004 has been derived from our consolidated financial statements. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements which are contained in this report.

	Years Ended December 31,
	2008	2007(1)	2006(1)	2005(1)	2004(1)
	(In thousands, except per share data)

Statement of Operations Data:
Revenues	$3,178,653	$2,540,485	$1,593,321	$1,304,311	$1,149,238
Gross margin(2)	1,121,006	822,309	546,784	464,659	423,878
Selling, general and administrative	374,737	265,057	197,282	176,831	170,010
Merger and integration expenses	11,475	46,723	—	—	—
Depreciation and amortization	373,602	252,716	175,927	172,649	165,058
Fleet impairment(3)	24,109	61,945	—	—	—
Goodwill impairment(4)	1,148,371	—	—	—	—
Interest expense	129,723	130,092	123,496	146,959	157,228
Early extinguishment of debt(5)	—	70,150	5,902	7,318	—
Equity in income of non-consolidated affiliates	(23,974)	(12,498)	(19,430)	(21,466)	(19,780)
Other (income) expense, net	(18,760)	(44,646)	(50,897)	(8,198)	(15,151)
Provision for income taxes	37,197	11,894	28,782	27,714	24,767
Minority interest, net of taxes	12,273	6,307	—	—	—
Income (loss) from continuing operations	(947,747)	34,569	85,722	(37,148)	(54,091)
Cumulative effect of accounting change, net of tax	—	—	370	—	—
Net income (loss)	(947,349)	34,569	86,523	(38,017)	(44,006)
Income (loss) per share from continuing operations(6):
Basic	$(14.68)	$0.76	$2.61	$(1.25)	$(1.96)
Diluted	$(14.68)	$0.75	$2.48	$(1.25)	$(1.96)
Weighted average common and equivalent shares outstanding(6):
Basic	64,580	45,580	32,883	29,756	27,557
Diluted	64,580	46,300	36,411	29,756	27,557
Other Financial Data:
Capital expenditures:
Contract Operations Equipment:
Growth	$287,674	$190,251	$115,254	$79,279	$27,871
Maintenance	141,152	115,127	82,911	61,102	42,987
Other	80,444	46,812	48,418	14,765	19,638
Cash flows provided by (used in):
Operating activities	$484,117	$239,710	$209,089	$122,487	$131,837
Investing activities	(582,901)	(302,268)	(168,168)	(104,027)	11,129
Financing activities	86,398	135,727	(18,134)	(6,890)	(162,350)
Balance Sheet Data:
Cash and cash equivalents	$126,391	$149,224	$73,286	$48,233	$38,076
Working capital(7)	777,909	670,482	326,565	351,694	301,893
Property, plant and equipment, net	3,673,866	3,533,505	1,863,452	1,823,100	1,876,348
Total assets	6,092,627	6,863,523	3,070,889	2,862,996	2,771,229
Debt	2,512,429	2,333,924	1,369,931	1,478,948	1,643,616
Common stockholders’ equity	2,043,786	3,162,260	1,014,282	909,782	760,055

(1)	Universal’s financial results have been included in our consolidated financial statements after the merger date on August 20, 2007. Financial information for prior periods is not comparable with 2008 and 2007 due to the impact of this business combination on our financial position and results of operation. See Note 2 to the Financial Statements for a description of the merger. See Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for further discussion about the impact of the merger on our results of operations and financial position for the years ended and as of December 31, 2008 and 2007.

(2)	Gross margin is defined, reconciled to net income (loss) and discussed further in Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measure”) of this report.

(3)	We are involved in the Cawthorne Channel Project in Nigeria, in which Global has contracted with Shell to process natural gas from some of Shell’s Nigerian oil and natural gas fields. The area in Nigeria where the Cawthorne Channel Project is located has experienced local civil unrest and violence in recent history and has not been operational for much of the Project’s life. As a result of ongoing operational difficulties and taking into consideration the project’s historical performance and recent declines in commodity prices, we undertook an assessment of our estimated future cash flows from the Cawthorne Channel Project. Based on the analysis we completed, we believe that we will not recover all of our remaining investment in the Cawthorne Channel Project. Accordingly, we recorded an impairment charge of $21.6 million in our fourth quarter 2008 results to reduce the carrying amount of our assets associated with the Cawthorne Channel Project to their estimated fair value. In the first quarter of 2008, management identified certain fleet units that will not be used in our contract operations business in the future and recorded a $1.5 million impairment. During the third quarter of 2008, we recorded a $1.0 million impairment related to the loss sustained on offshore units that were on platforms which capsized during Hurricane Ike.

Following the completion of the merger, management reviewed our fleet for units that would not be of the type, configuration, make or model that management would want to continue to offer after the merger with Universal due to the cost to refurbish the equipment, the incremental costs of maintaining more types of equipment and the increased financial flexibility of the new company to build new units in the configuration currently in demand by our customers. As a result of this review, we recorded an impairment to our fleet assets of $61.9 million in the third quarter of 2007.

(4)	We recorded a goodwill impairment charge of $1,148.4 million in the fourth quarter of 2008. In the second half of 2008, there were severe disruptions in the credit and capital markets and reductions in global economic activity, which had significant adverse impacts on stock markets and oil-and-gas-related commodity prices, both of which we believe contributed to a significant decline in our company’s stock price and corresponding market capitalization. We determined that the fourth quarter 2008 continuation and deepening recession and financial market crisis, along with the continuing decline in the market value of our common stock, resulted in an impairment of all of the goodwill in our North America contract operations reporting unit. See Note 9 to the Financial Statements for further discussion of this goodwill impairment charge.

(5)	In the third quarter of 2007, we refinanced a significant portion of Universal’s and Hanover’s debt that existed before the merger. We recorded $70.2 million of debt extinguishment charges related to this refinancing. The charges related to a call premium and tender fees paid to retire various Hanover notes that were part of the debt refinancing and a charge of $16.4 million related to the write-off of deferred financing costs in conjunction with the refinancing.

(6)	As a result of the merger between Hanover and Universal, each outstanding share of common stock of Universal was converted into one share of Exterran common stock and each outstanding share of Hanover common stock was converted into 0.325 shares of Exterran common stock. All share and per share amounts have been retroactively adjusted to reflect the conversion ratio of Hanover common stock for all periods presented.

(7)	Working capital is defined as current assets minus current liabilities.

NON-GAAP FINANCIAL MEASURE

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our selling, general and administrative expenses (“SG&A”) activities, the impact of our financing methods and income taxes. Depreciation expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

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

The following table reconciles our net income (loss) to gross margin (in thousands):

	Years Ended December 31,
	2008	2007	2006	2005	2004

Net income (loss)	$(947,349)	$34,569	$86,523	$(38,017)	$(44,006)
Selling, general and administrative	374,737	265,057	197,282	176,831	170,010
Merger and integration expenses	11,475	46,723	—	—	—
Depreciation and amortization	373,602	252,716	175,927	172,649	165,058
Fleet impairment	24,109	61,945	—	—	—
Goodwill impairment	1,148,371	—	—	—	—
Interest expense	129,723	130,092	123,496	146,959	157,228
Early extinguishment of debt	—	70,150	5,902	7,318	—
Equity in income of non-consolidated affiliates	(23,974)	(12,498)	(19,430)	(21,466)	(19,780)
Other (income) expense, net	(18,760)	(44,646)	(50,897)	(8,198)	(15,151)
Provision for income taxes	37,197	11,894	28,782	27,714	24,767
Minority interest, net of tax	12,273	6,307	—	—	—
Securities related litigation settlement	—	—	—	—	(4,163)
(Income) loss from discontinued operations, net of tax	(398)	—	(368)	756	(6,314)
(Gain) loss from sale of discontinued operations, net of tax	—	—	(63)	113	(3,771)
Cumulative effect of accounting change, net of tax	—	—	(370)	—	—

Gross margin	$1,121,006	$822,309	$546,784	$464,659	$423,878

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, and the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See Disclosure Regarding Forward-Looking Statements and Risk Factors of this report.

Overview

We are a global market leader in the full service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, fabrication and aftermarket services. In our contract operations business line, we own a fleet of natural gas compression equipment and crude oil and natural gas production and processing equipment that we utilize to provide operations services to our customers. In our fabrication business line, we fabricate and sell equipment that is similar to the equipment that we own and utilize to provide contract operations to our customers. We also utilize our expertise and fabrication facilities to build equipment utilized in our contract operations services. Our fabrication business line also provides engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the construction of tank farms and the construction of evaporators and brine heaters for desalination plants. In our Total Solutions projects, we can provide the engineering design, project management, procurement and construction services necessary to incorporate our products into complete production, processing and compression facilities. Total Solutions products are offered to our customers on a contract operations or on a turn-key sale basis. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, gas treating and oilfield power generation equipment.

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

Industry Conditions and Trends

Our business environment and its corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply and future demand for oil and natural gas products and their estimates of risk-adjusted costs to find, develop and produce reserves. Although our contract operations business is less impacted by commodity prices than certain other energy service products and services, changes in oil and natural gas exploration and production spending will normally result in increased or decreased demand for our products and services.

Natural Gas Consumption.  Natural gas consumption in the U.S. for the twelve months ended November 30, 2008 increased by approximately 2% over the twelve months ended November 30, 2007 and is expected to increase by 0.7% per year until 2030, according to the EIA. Natural gas consumption in areas outside the U.S. is projected to increase by 2.6% per year until 2030, according to the EIA.

For 2007, the U.S. accounted for an estimated annual production of approximately 19 trillion cubic feet of natural gas, or 19% of the worldwide total, compared to an estimated annual production of approximately 81 trillion cubic feet in the rest of the world. The EIA estimates that the U.S.’s natural gas production level will be approximately 20 trillion cubic feet in 2030, or 12% of the worldwide total, compared to an estimated annual production of approximately 139 trillion cubic feet in the rest of the world.

Natural Gas Compression Services Industry.  The natural gas compression services industry has experienced a significant increase in the demand for its products and services since the early 1990s, and we believe the market for our products in the U.S. will continue to have growth opportunities over time due to the following factors, among others:

•	aging producing natural gas fields will require more compression to continue producing the same volume of natural gas; and

•	increased production from unconventional sources, which include tight sands, shales and coal beds, generally requires more compression than production from conventional sources to produce the same volume of natural gas.

While the international natural gas contract compression services market is currently smaller than the U.S. market, we believe there are growth opportunities in international demand for our products due to the following factors:

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

Our Performance Trends and Outlook

Given the current economic environment in North America and anticipated impact of lower natural gas prices and capital spending by customers, we expect lower overall activity levels in 2009 than in 2008. In addition, we believe that the available supply of idle and underutilized compression equipment owned by our customers and competitors will limit our ability to improve our horsepower utilization and revenues in the near term. In international markets, although we expect a decline in demand for our contract operations services, we believe there will continue to be demand for our Total Solutions projects throughout Latin America and the Eastern Hemisphere.

Currently, we believe the recent decline in commodity prices and the impact of uncertain credit and capital market conditions resulting from the global financial crisis will negatively impact the level of capital spending by our customers in 2009 in comparison to 2008 levels. While we believe that, barring a significant and extended worldwide recession, industry activity outside of North America should remain strong given the longer-term nature of natural gas infrastructure development projects in international markets, the effects of lower capital spending by our customers are expected to negatively impact demand for our products and services in North America. As we anticipate industry capital spending in North America will decline in 2009 from 2008 levels, we believe our fabrication business segment will likely see order cancellations and requests by our customers to delay delivery on existing backlog, as well as an overall reduction in demand and profitability. These conditions are also expected to negatively impact our contract operations business segment, although the effects could be less severe on that business because it is more closely tied to natural gas production than drilling activities and, therefore, it has historically experienced more stable demand than that for certain other energy service products and services.

Although we are not able at this time to predict the final impact of the current financial market and industry conditions on our business in 2009, we believe that, although the demand for our products and services are expected to be lower in 2009 than 2008, we are well positioned both from a capital and competitive perspective to take advantage of opportunities that may become available during this period of uncertainty. We will continue to evaluate the impact of these trends on our business as the market and industry environment continue to evolve.

Our revenue, earnings and financial position are affected by, among other things, (i) market conditions that impact demand for compression and oil and natural gas production and processing, (ii) our customers’ decisions to utilize our products and services rather than purchase equipment or engage our competitors; and (iii) our customers’ decisions regarding whether to renew service agreements with us. In particular, many of our North America contract operations agreements with customers have short initial terms, and we cannot be certain that such contracts will be renewed after the end of the initial contractual term; any such nonrenewal could adversely impact our results of operations. Our level of capital spending depends on the demand for our products and services and the equipment we require to render services to our customers. For further information regarding material uncertainties to which our business is exposed, see Risk Factors in this report.

We are investing in key initiatives to help support our future growth. These initiatives include an increased marketing and business development commitment and the conversion of certain of our locations to our enterprise resource planning system.

We intend for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business. To this end, we intend to continue to contribute over time additional U.S. contract operations customer contracts and equipment to the Partnership in exchange for cash and/or additional interests in the Partnership. Such transactions would depend on, among other things, market conditions, our ability to reach agreement with the Partnership regarding the terms of any purchase and the Partnership’s ability to finance any such purchase. While the timing of additional transfers of our contract operations business to the Partnership will depend on the economic environment, including the availability to the Partnership of debt and equity capital, we believe it is less likely currently than it was a year ago that we will offer portions of the business to the Partnership unless there is an improvement in economic conditions and overall costs of and access to the capital markets.

Certain Key Challenges and Uncertainties

Market conditions in the natural gas industry, competition in the natural gas compression industry and the risks inherent in our on-going international expansion continue to represent key challenges and uncertainties. In addition to those, we believe the following represent some of the key challenges and uncertainties we will face in the near future:

Labor.  Both in North America and internationally, we believe our ability to hire, train and retain qualified personnel continues to be challenging and important. In particular, the supply of experienced operational, engineering and field personnel continues to be tight and our demand for such personnel remains strong. Although we have been able to satisfy our personnel needs in these positions thus far, retaining these employees has been a challenge. To increase retention of qualified operating personnel, we have instituted programs that enhance skills and provide on-going training. Our ability to continue our growth will depend in part on our success in hiring, training and retaining these employees.

Compression Fleet Utilization.  Our ability to increase our revenues in our contract operations business is dependent in part on our ability to increase our utilization of our idle fleet. We believe that the available supply of idle or underutilized compression equipment owned by our customers and competitors will limit our ability to improve our horsepower utilization and revenues in the near term. In addition, over the course of the last several years, the utilization of our small and mid-range horsepower compressors has decreased due to lower demand for those units by our customers and increased competition with respect to those units. We believe that the lower customer demand has been driven by our lack of investment in new, smaller horsepower compressors coupled with a replacement of such compressors with larger horsepower compressors as producers attempt to improve economics by maintaining lower pressures in gathering lines. We also believe that the increase in competition for these units has been driven by the low barriers to entry, including relatively low historical capital costs, associated with providing contract compression services with smaller horsepower compressors. While we believe the demand for smaller horsepower compressor units will increase over time due to the favorable fundamentals of the compression industry, further utilization declines could have an adverse effect on our future business.

Execution on Larger Contract Operations and Fabrication Projects.  As our business has grown, the size and scope of some of the contracts with our customers has increased. This increase in size and scope can translate into more technically challenging conditions and/or performance specifications. Contracts with our customers generally specify delivery dates, performance criteria and penalties for our failure to perform. Our success on such projects is one of our key challenges. If we do not timely and cost effectively execute on such larger projects, our results of operations and cash flows could be negatively impacted.

Managing Operating Costs in an Uncertain Economic Environment.  Given the global recession and its uncertain impact on 2009 activity levels, the matching of our costs and capacity to business levels will be challenging.

Decline in Commodity Prices and Global Financial Crisis.  Currently, we believe the recent decline in commodity prices and the impact of uncertain credit and capital market conditions resulting from the global financial crisis will negatively impact the level of capital spending by our customers in 2009. While we believe that, barring a significant and extended worldwide recession, industry activity outside of North America should remain strong given the longer-term nature of natural gas infrastructure development projects in international markets, the effects of lower capital spending by our customers are expected to negatively impact demand for our products and services in North America. Should industry capital spending in North America decline, we believe our fabrication business segment will likely see order cancellations and requests by our customers to delay delivery on existing backlog, as well as a reduction in demand and profitability. These conditions are also expected to negatively impact our contract operations business segment, although the effects could be less severe on that business because it is more closely tied to natural gas production than drilling activities and, therefore, it has historically experienced more stable demand than that for certain other energy service products and services.

Possible Delay in Implementation of Partnership Growth Strategy.  We intend for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business. As we and the Partnership believe that over time the Partnership has a lower cost of capital due to its partnership structure, we intend to offer the Partnership the opportunity to purchase the remainder of our U.S. contract operations business over time, but are not obligated to do so. While the timing of additional transfers of our contract operations business to the Partnership will depend on the economic environment, including the availability to the Partnership of debt and equity capital, we believe it is less likely currently than it was a year ago that we will offer portions of the business to the Partnership unless there is an improvement in economic conditions and overall costs of and access to the capital markets.

Summary of Results

Net income (loss).  We recorded a consolidated net loss of $947.3 million for the year ended December 31, 2008, as compared to consolidated net income of $34.6 million and $86.5 million for the years ended December 31, 2007 and 2006, respectively. Our results for 2008, 2007 and 2006 were affected by charges and events that may not necessarily be indicative of our core operations or our future prospects and impact comparability between years. Net loss in the year ended December 31, 2008 includes a goodwill impairment of $1,148.4 million ($1,095.4 million, net of tax).

Results by Business Segment.  The following table summarizes revenues, cost of sales and gross margin percentages (defined as revenue less cost of sales, excluding depreciation and amortization expense, divided by revenue) for each of our business segments:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Revenue:
North America Contract Operations	$790,573	$551,140	$384,292
International Contract Operations	516,891	336,807	263,228
Aftermarket Services	381,617	274,489	179,043
Fabrication	1,489,572	1,378,049	766,758

	$3,178,653	$2,540,485	$1,593,321

Cost of sales:
North America Contract Operations	$341,865	$232,238	$156,554
International Contract Operations	191,296	126,861	96,631
Aftermarket Services	304,430	214,497	139,633
Fabrication	1,220,056	1,144,580	653,719

	$2,057,647	$1,718,176	$1,046,537

Gross margin percentage:
North America Contract Operations	57%	58%	59%
International Contract Operations	63%	62%	63%
Aftermarket Services	20%	22%	22%
Fabrication	18%	17%	15%

Operating Highlights

The following tables summarize our total available horsepower, operating horsepower, horsepower utilization percentages and fabrication backlog:

	December 31, 2008	December 31, 2007
	(Horsepower in thousands)

Total Available Horsepower (at period end):
North America	4,570	4,514
International	1,504	1,447

Total	6,074	5,961

Operating Horsepower (at period end):
North America	3,455	3,632
International	1,372	1,306

Total	4,827	4,938

Horsepower Utilization (spot at period end):
North America	76%	80%
International	91%	90%
Total	79%	83%

	December 31,
	2008	2007	2006
	(In millions)

Compressor and Accessory Fabrication Backlog	$395.5	$321.9	$325.1
Production and Processing Equipment Fabrication Backlog	732.7	787.6	482.5

Fabrication Backlog	$1,128.2	$1,109.5	$807.6

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The results of operations for the year ended December 31, 2007 include Universal’s operations for the 134 days from the date of the merger, August 20, 2007, through December 31, 2007. Accordingly, these results of operations are not representative of a full year of operating results for Exterran.

Summary

Revenue.  Revenue for the year ended December 31, 2008 increased 25% to $3,178.7 million from $2,540.5 million for the year ended December 31, 2007. The increase in revenues in the year ended December 31, 2008 was primarily due to the inclusion of Universal’s results for the entire period compared to the prior year, which included Universal’s results only after the merger date of August 20, 2007 through the end of the period.

Net income (loss).  Net loss for the year ended December 31, 2008 was $947.3 million, or a decrease of $981.9 million, as compared to net income of $34.6 million for the year ended December 31, 2007. Net loss in the year ended December 31, 2008 includes a goodwill impairment of $1,148.4 million ($1,095.4 million, net of tax). Results for the year ended December 31, 2008 includes Universal’s results for the entire 2008 year period compared to the prior year, which included Universal’s results only after the merger date of August 20, 2007 through the end of the period.

Net income (loss) for the years ended December 31, 2008 and 2007 was impacted by the following charges (in millions):

	Years Ended
	December 31,
	2008	2007

Merger and integration expense	$11.5	$46.7
Early extinguishment of debt	—	70.2
Fleet impairments	24.1	61.9
Goodwill impairment	1,148.4	—
Impairment of investment in non-consolidated affiliate (recorded in Equity in income of non-consolidated affiliates)	—	6.7
Interest rate swap termination (recorded in Interest expense)	—	7.0

Total	$1,184.0	$192.5

Summary of Business Segment Results

North America Contract Operations

	Years Ended December 31,		Increase
	2008	2007	(Decrease)
	(In thousands)

Revenue	$790,573	$551,140	43%
Cost of sales (excluding depreciation and amortization expense)	341,865	232,238	47%

Gross margin	$448,708	$318,902	41%
Gross margin percentage	57%	58%	(1)%

The increase in revenue, cost of sales and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) was primarily due to the inclusion of Universal’s results for the entire year ended December 31, 2008 compared to the prior year, which included Universal’s results only after the merger date of August 20, 2007 through the end of the period. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP in Selected Financial Data — Non-GAAP Financial Measure of this report. The increase in revenues from Universal after the merger was somewhat offset by a decrease in average utilization in 2008. Revenue for the year ended December 31, 2008 benefited by $13.9 million from the inclusion of the results of EMIT Water Discharge Technology, LLC (“EMIT”), which we acquired in July 2008. The decrease in gross margin percentage was due to higher costs for labor and consumables and lower average utilization without a corresponding reduction in costs, partially offset by savings that began to be realized from the synergies of the merger.

International Contract Operations

	Years Ended December 31,		Increase
	2008	2007	(Decrease)
	(In thousands)

Revenue	$516,891	$336,807	53%
Cost of sales (excluding depreciation and amortization expense)	191,296	126,861	51%

Gross margin	$325,595	$209,946	55%
Gross margin percentage	63%	62%	1%

The increase in revenue, cost of sales and gross margin was primarily due to the inclusion of Universal’s results for the entire year ended December 31, 2008 compared to the prior year, which included Universal’s results only after the merger date of August 20, 2007 through the end of the period, and an increase of approximately $39.4 million in revenues in Venezuela. The increase in revenues in Venezuela primarily related to having a full year of revenues in the year ended December 31, 2008 related to a large contract operations job that started in the fourth quarter of 2007. Our operations in Argentina, Venezuela and Brazil accounted for approximately 71% of the increase in revenues. Revenue related to our Nigerian Cawthorne Channel Project was not recognized during the years ended December 31, 2008 or 2007; however, we recorded expenses of $5.6 million and $4.8 million related to this project during the years ended December 31, 2008 and 2007, respectively. For further information regarding the Cawthorne Channel Project, see Note 20 to the Financial Statements.

Aftermarket Services

	Years Ended December 31,		Increase
	2008	2007	(Decrease)
	(In thousands)

Revenue	$381,617	$274,489	39%
Cost of sales (excluding depreciation and amortization expense)	304,430	214,497	42%

Gross margin	$77,187	$59,992	29%
Gross margin percentage	20%	22%	(2)%

The increase in revenue, cost of sales and gross margin was primarily due to the inclusion of Universal’s results for the entire year ended December 31, 2008 compared to the prior year, which included Universal’s results only after the merger date of August 20, 2007 through the end of the period. North America aftermarket services accounted for approximately 75% of the increase in revenues. The decrease in gross margin percentage was primarily due to reduced margins on aftermarket services provided internationally.

Fabrication

	Years Ended December 31,		Increase
	2008	2007	(Decrease)
	(In thousands)

Revenue	$1,489,572	$1,378,049	8%
Cost of sales (excluding depreciation and amortization expense)	1,220,056	1,144,580	7%

Gross margin	$269,516	$233,469	15%
Gross margin percentage	18%	17%	1%

The increase in revenue and gross margin was primarily due to the inclusion of Universal’s results for the entire year ended December 31, 2008 compared to the prior year, which included Universal’s results only after the merger date of August 20, 2007 through the end of the period, partially offset by approximately $123.7 million less in installation revenues in the year ended December 31, 2008. Results for the year ended December 31, 2007 included the recognition of a $66 million installation project in the Eastern Hemisphere.

Our results for the year ended December 31, 2007 also included approximately $49.1 million of Universal’s revenues related to three projects in the Eastern Hemisphere accounted for under the completed contract method of accounting that were near completion on the merger date and were completed by December 31, 2007. Due to the adjustment to record Universal’s inventory at fair value pursuant to the allocation of the purchase price on the date of merger, the value of the inventory related to these projects was increased to their sales price, which resulted in a gross margin percentage of 0% on these projects. For further information regarding the purchase price allocation with the merger, see Note 2 to the Financial Statements.

Costs and expenses

	Years Ended December 31,		Increase
	2008	2007	(Decrease)
	(In thousands)

Selling, general and administrative	$374,737	$265,057	41%
Merger and integration expenses	11,475	46,723	(75)%
Depreciation and amortization	373,602	252,716	48%
Fleet impairment	24,109	61,945	(61)%
Goodwill impairment	1,148,371	—	100%
Interest expense	129,723	130,092	0%
Early extinguishment of debt	—	70,150	(100)%
Equity in income of non-consolidated affiliates	(23,974)	(12,498)	(92)%
Other (income) expense, net	(18,760)	(44,646)	58%

The increase in SG&A expenses was primarily due to the inclusion of Universal’s results for the entire year ended December 31, 2008 compared to the prior year, which included Universal’s results only after the merger date of August 20, 2007 through the end of the period. As a percentage of revenue, SG&A for the years ended December 31, 2008 and 2007 was 12% and 10%, respectively.

During the year ended December 31, 2008, merger and integration expenses related to the merger between Hanover and Universal were primarily comprised of professional fees, amortization of retention bonus awards, change of control payments and severance for employees. During the year ended December 31, 2007, merger and integration expenses were primarily comprised of amortization of retention bonus awards, acceleration of vesting of restricted stock, stock options and long-term cash incentives, change of control payments for executives and severance for employees.

The increase in depreciation and amortization expense was primarily due to the inclusion of Universal’s results for the entire year ended December 31, 2008 compared to the prior year, which included Universal’s results only after the merger date of August 20, 2007 through the end of the period, and property, plant and equipment additions. Amortization expense of intangible assets from the Hanover and Universal merger and other acquisitions was $38.7 million and $15.2 million for the years ended December 31, 2008 and 2007, respectively.

We are involved in the Cawthorne Channel Project in Nigeria, in which Global has contracted with Shell to process natural gas from some of Shell’s Nigerian oil and natural gas fields. The area in Nigeria where the Cawthorne Channel Project is located has experienced local civil unrest and violence in recent history and has not been operational for much of the project’s life. As a result of ongoing operational difficulties and taking into consideration the project’s historical performance and recent declines in commodity prices, we undertook an assessment of our estimated future cash flows from the Cawthorne Channel Project. Based on the analysis we completed, we believe that we will not recover all of our remaining investment in the Cawthorne Channel Project. Accordingly, we recorded an impairment charge of $21.6 million in our fourth quarter 2008 results to reduce the carrying amount of our assets associated with the Cawthorne Channel Project to their estimated fair value which is reflected in fleet impairment expense in our consolidated statements of operations.

Management identified certain fleet units that will not be used in our contract operations business in the future and recorded a $1.5 million impairment in the first quarter of 2008. During the third quarter of 2008, we recorded a $1.0 million impairment related to the loss sustained on offshore units that were on platforms which capsized during Hurricane Ike. In the third quarter of 2007, we recorded an impairment of fleet equipment of $61.9 million. Following completion of the merger between Hanover and Universal, our management reviewed the compression fleet assets used in our business that existed at the merger date. Management reviewed our fleet for units that were not of the type, configuration, make or model that management wanted to continue to offer due to the cost to refurbish the equipment, the incremental costs of maintaining more types of equipment and the increased financial flexibility of the new company to build new units in the configuration currently in demand by our customers. Prior to the merger, we had planned to rebuild or reconfigure these units over time to make them into the configurations currently in demand by customers. We performed a cash flow analysis of the expected proceeds from the disposition to determine the fair value for the fleet assets we decided to dispose of. The net book value of the fleet assets to be disposed of, previously owned by Hanover, exceeded the fair value by $61.9 million, which was recorded as an impairment of our long-lived assets in the third quarter of 2007. The impairment is recorded in fleet impairment expense in the consolidated statements of operations.

We recorded a goodwill impairment charge of $1,148.4 million in the fourth quarter of 2008. In the second half of 2008, there were severe disruptions in the credit and capital markets and reductions in global economic activity which had significant adverse impacts on stock markets and oil-and-gas-related commodity prices, both of which we believe contributed to a significant decline in our stock price and corresponding market capitalization. We determined that the fourth quarter 2008 continuation and deepening recession and financial market crisis, along with the continuing decline in the market value of our common stock resulted in an impairment of all the goodwill in our North America contract operations reporting unit. See Note 9 for further discussion of this goodwill impairment charge.

Interest expense in the year ended December 31, 2008 was impacted by a higher average debt balance due to the addition of Universal’s debt after the merger compared to our average debt balance before the merger and was impacted by a reduction in our weighted average effective interest rate. Interest expense for the year ended December 31, 2007 included a $7.0 million charge from the termination of two fair value hedges. Our weighted average effective interest rate, including the impact of interest rate swaps, decreased to 5.2% for the year ended December 31, 2008 from 6.6% (excluding the $7.0 million charge for termination of interest rate swaps) for the year ended December 31, 2007. The decrease in our effective interest rate was primarily due to the refinancing entered into after the merger.

The early extinguishment of debt in the year ended December 31, 2007 relates to the call premium and tender fees paid to retire various Hanover notes as part of the debt refinancing following the merger and a charge of $16.4 million related to the write-off of deferred financing costs in conjunction with that refinancing, which was completed during the third quarter of 2007. For further information regarding the debt refinancing, see Note 11 to the Financial Statements.

The increase in equity in income of non-consolidated affiliates was primarily due to higher equity income in our Venezuelan joint venture, PIGAP II, in the year ended December 31, 2008 and a $6.7 million impairment charge recorded in the third quarter of 2007 on our investment in the SIMCO/Harwat Consortium due to the decline in the value of our investment that was determined to be other than temporary. This decline in value of our investment was caused primarily by increased costs to operate the business that were not expected to improve in the near term. We have a 30.0% ownership interest in the PIGAP II joint venture that operates gas compression plants. During the year ended December 31, 2008, we recorded equity income of $20.2 million related to PIGAP II compared to $16.0 million in equity income for the year ended December 31, 2007. The increase in equity in income from our investment in PIGAP II was primarily due to an increase in the volume of gas processed from an expansion of the scope of the project during the year ended December 31, 2008.

The change in other (income) expense, net, was primarily due to foreign currency translation losses of $10.7 million for the year ended December 31, 2008 compared to a gain of $7.8 million for the year ended December 31, 2007. The foreign currency translation losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates and a $3.9 million loss on a foreign currency hedge in the year ended December 31, 2008. The increase in the foreign currency translation losses for year ended December 31, 2008 was primarily caused by the U.S. dollar strengthening compared to the Canadian dollar, Brazilian Real and Euro in the year ended December 31, 2008. The change in other (income) expense, net was also impacted by an $8.5 million decrease in gains on sales of trading securities and by a $3.3 million decrease in gains on sales of used equipment in the year ended December 31, 2008. From time to time, we purchase short-term debt securities denominated in U.S. dollars and exchange them for short-term debt securities denominated in local currency in Latin America to achieve more favorable exchange rates. These funds are utilized in our international contract operations, which have experienced an increase in operating costs due to local inflation.

Income Taxes

	Years Ended December 31,		Increase
	2008	2007	(Decrease)
	(In thousands)

Provision for income taxes	$37,197	$11,894	213%
Effective tax rate	(4.1)%	22.5%	(26.6)%

The increase in the provision for income taxes was primarily due to an increase in income before income taxes and minority interest, excluding a goodwill impairment charge of 1,148.4 million, partially offset by the tax deductible portion of the goodwill impairment of $143.1 million. The change in our provision for income taxes was further impacted by (i) a $10.8 million increase primarily related to benefits recorded in 2007 from the reversal of valuation allowances recorded against net operating losses of certain foreign subsidiaries, (ii) a $3.9 million charge for foreign tax audit assessments received in 2008, (iii) a $3.5 million charge for the tax effect of enacted state and foreign tax law changes in 2008 as compared to 2007, (iv) a $5.3 million benefit from increased foreign tax credits claimed in 2008 as compared to 2007 and (v) a $2.5 million benefit from the reduction in unrecognized tax benefits, primarily due to a favorable foreign court decision in 2008.

Minority Interest

As of December 31, 2008, minority interest is primarily comprised of the portion of the Partnership’s capital and earnings that is applicable to the 43% interest in the Partnership not owned by us. We acquired our ownership of the Partnership through the merger with Universal (see Note 2 to the Financial Statements). Minority interest was higher in the year ended December 31, 2008 primarily due to the inclusion of the Partnership’s results for the entire period compared to the prior year, which included the Partnership’s results only after the merger date of August 20, 2007 through the end of the period.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The results of operations for the year ended December 31, 2007 include Universal’s operations for the 134 days from the date of the merger, August 20, 2007, through December 31, 2007.

Summary

Revenue.  Revenue for the year ended December 31, 2007 increased 59% to $2,540.5 million from $1,593.3 million for the year ended December 31, 2006. Approximately $450.5 million and $162.0 million of the increase in revenues and gross margin (defined as revenues less cost of sales, excluding depreciation and amortization expense), respectively, was due to the inclusion of Universal’s financial results after the merger date on August 20, 2007. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP in Selected Financial Data — Non-GAAP Financial Measure of this report. Revenues in the year ended December 31, 2007 benefited from an improvement in market conditions compared to the year ended December 31, 2006.

Net Income.  Net income for the year ended December 31, 2007 was $34.6 million, or a decrease of $51.9 million, as compared to net income of $86.5 million for the year ended December 31, 2006. Net income in the year ended December 31, 2007 benefited from the inclusion of Universal’s results after the merger and an improvement in market conditions compared to the prior year but decreased due to the charges discussed below. Net income for the year ended December 31, 2006 benefited from an $8.0 million gain on the sale of assets in Canada, a $28.4 million gain on the sale of our U.S. amine treating business and a benefit from the utilization of $36.2 million of net operating and capital losses that previously had a valuation allowance (including the reversal of $10.2 million of the valuation allowance on our net deferred tax assets in the U.S.).

Net income for the years ended December 31, 2007 and 2006 was also impacted by the following charges (in millions):

	Years Ended
	December 31,
	2007	2006

Merger and integration expense	$46.7	$—
Early extinguishment of debt	70.2	5.9
Fleet impairment	61.9	—
Impairment of investment in non-consolidated affiliate (recorded in Equity in income of non-consolidated affiliates)	6.7	—
Interest rate swap termination (recorded in Interest expense)	7.0	—

Total	$192.5	$5.9

Summary of Business Segment Results

North America Contract Operations

	Years Ended December 31,		Increase
	2007	2006	(Decrease)
	(In thousands)

Revenue	$551,140	$384,292	43%
Cost of sales (excluding depreciation and amortization expense)	232,238	156,554	48%

Gross margin	$318,902	$227,738	40%
Gross margin percentage	58%	59%	(1)%

The increase in revenue and gross margin was primarily due to the inclusion of the Universal results after the merger, which accounted for approximately $158.6 million and $92.9 million of the increase in revenue and gross margin, respectively.

International Contract Operations

	Years Ended December 31,		Increase
	2007	2006	(Decrease)
	(In thousands)

Revenue	$336,807	$263,228	28%
Cost of sales (excluding depreciation and amortization expense)	126,861	96,631	31%

Gross margin	$209,946	$166,597	26%
Gross margin percentage	62%	63%	(1)%

The increase in revenue and gross margin was primarily due to the inclusion of the Universal results after the merger and accounted for approximately $50.8 million and $37.4 million of the increase in revenue and gross margin of international contract operations, respectively. The remaining increase in international contract operations revenue during the year ended December 31, 2007, compared to the year ended December 31, 2006, was due primarily to increased revenue in Latin America of approximately $21.8 million. Inclusion of Universal’s results after the merger date improved our gross margin percentage (defined as revenue less cost of sales, excluding depreciation and amortization expense, divided by revenue) by approximately 2% for the year ended December 31, 2007. This increase in gross margin percentage was offset by higher labor and repair and maintenance costs in Argentina and the Eastern Hemisphere. Gross margin percentage was also negatively impacted by lower revenues and margins in Nigeria during the year ended December 31, 2007. Revenue related to our Nigerian Cawthorne Channel Project was not recognized during the year ended December 31,

2007; however, we recorded expenses of $4.8 million related to this project. The year ended December 31, 2006 included $7.4 million in revenue and $5.6 million in expenses related to the project. For further information regarding the Cawthorne Channel Project, see Note 20 to the Financial Statements.

Aftermarket Services

	Years Ended December 31,		Increase
	2007	2006	(Decrease)
	(In thousands)

Revenue	$274,489	$179,043	53%
Cost of sales (excluding depreciation and amortization expense)	214,497	139,633	54%

Gross margin	$59,992	$39,410	52%
Gross margin percentage	22%	22%	0%

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

Fabrication

	Years Ended December 31,		Increase
	2007	2006	(Decrease)
	(In thousands)

Revenue	$1,378,049	$766,758	80%
Cost of sales (excluding depreciation and amortization expense)	1,144,580	653,719	75%

Gross margin	$233,469	$113,039	107%
Gross margin percentage	17%	15%	2%

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

The remaining increase in fabrication revenue and gross margin during the year ended December 31, 2007, compared to the year ended December 31, 2006, was due primarily to improved market conditions that led to higher sales levels and better pricing. The compressor and accessory fabrication, production and processing equipment fabrication and installations product lines comprised 44%, 33% and 23%, respectively, of the increase in fabrication revenues for the year ended December 31, 2007, compared to the year ended December 31, 2006. Our Eastern Hemisphere operations were responsible for 69% of the increase in fabrication revenues for the year ended December 31, 2007, compared to the year ended December 31, 2006. During the year ended December 31, 2007, one of our facilities in the Eastern Hemisphere recorded $16.3 million of estimated losses due to cost over-runs on a large project, which partially offset the impact of improved pricing and market conditions on gross margin and gross margin percentage.

Costs and expenses

	Years Ended December 31,		Increase
	2007	2006	(Decrease)
	(In thousands)

Selling, general and administrative	$265,057	$197,282	34%
Merger and integration expenses	46,723	—	100%
Depreciation and amortization	252,716	175,927	44%
Fleet impairment	61,945	—	100%
Interest expense	130,092	123,496	5%
Early extinguishment of debt	70,150	5,902	1,089%
Equity in income of non-consolidated affiliates	(12,498)	(19,430)	36%
Other (income) expense, net	(44,646)	(50,897)	12%

The increase in SG&A expense was primarily due to the inclusion of Universal’s results after the merger and accounted for approximately $49.4 million of the increase in SG&A expense. The remaining increase in SG&A expense was primarily due to higher compensation expenses and costs associated with the increase in business activity. As a percentage of revenue, SG&A for the years ended December 31, 2007 and 2006 was 10% and 12%, respectively.

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

We recorded an impairment of fleet equipment of $61.9 million in the three months ended September 30, 2007. For further information regarding the impairment, see Note 20 to the Financial Statements.

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

The increase in early extinguishment of debt costs was due to call premium and tender fees paid to retire various Hanover notes that was part of the debt refinancing and a charge of $16.4 million related to the write-off of deferred financing costs in conjunction with the refinancing completed during the third quarter of 2007. For further information regarding the debt refinancing, see Note 11 to the Financial Statements. Debt extinguishment costs for the year ended December 31, 2006 relate to the call premium to repay our 11% Zero Coupon Subordinated Notes due March 31, 2007.

The decrease in equity in income of non-consolidated affiliates was partially caused by lower equity in earnings from El Furrial, a joint venture (in which we have a 33.3% ownership interest) that operates natural gas compression plants in Venezuela. During the year ended December 31, 2007, we recorded equity income of $2.6 million related to El Furrial compared to $6.6 million in equity income for the year ended December 31, 2006. In addition, we recorded a $6.7 million impairment charge in the third quarter of 2007 on our investment in the SIMCO/Harwat Consortium due to a decline in value of our investment that was determined to be other than temporary. The decline in value of our investment was primarily caused by increased costs to operate the business that were not expected to improve in the near term.

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

Income Taxes

	Years Ended December 31,		Increase
	2007	2006	(Decrease)
	(In thousands)

Provision for income taxes	$11,894	$28,782	(59)%
Effective tax rate	22.5%	25.1%	(2.6)%

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

Minority Interest

As of December 31, 2007, minority interest is primarily comprised of the portion of the Partnership’s capital and earnings that is applicable to the 49% limited partner interest in the Partnership not owned by us, at that time. See Note 2 to the Financial Statements. As of December 31, 2006, minority interest primarily represented the equity of the entities that leased compression equipment to us. These equity interests were settled as part of the redemption of Hanover’s equipment lease obligations, as discussed in Note 11 to the Financial Statements.

Cumulative Effect of Accounting Changes, Net of Tax

On January 1, 2006, we recorded the cumulative effect of a change in accounting related to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Stock-Based Payments,” of $0.4 million (net of tax of $0) which related to the requirement to estimate future forfeitures on restricted stock awards.

Liquidity and Capital Resources

Our unrestricted cash balance was $126.4 million at December 31, 2008, compared to $149.2 million at December 31, 2007. Working capital increased to $777.9 million at December 31, 2008 from $670.5 million at December 31, 2007.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below:

	Years Ended December 31,
	2008	2007
	(In thousands)

Net cash provided by (used in) continuing operations(1):
Operating activities	$484,117	$239,710
Investing activities	(584,716)	(302,268)
Financing activities	86,398	135,727
Effect of exchange rate changes on cash and cash equivalents	(10,447)	2,769
Discontinued operations	1,815	—

Net change in cash and cash equivalents	$(22,833)	$75,938

(1)	The cash flows for the year ended December 31, 2007 include Universal’s operations for the 134 days from the date of the merger, August 20, 2007, through December 31, 2007. Accordingly, these cash flows are not representative of a full year of operating results for Exterran.

Operating Activities.  The increase in cash provided by operating activities during the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily due to the inclusion of operating cash flows from Universal for the entire period compared to the prior year, which included Universal’s operating cash flows only after the merger date of August 20, 2007.

Investing Activities.  The increase in cash used in investing activities during the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily attributable to increased capital expenditures, which were primarily due to our larger contract operations business after the merger and approximately $133.6 million in cash paid for acquisitions in the year ended December 31, 2008.

Financing Activities.  The decrease in cash provided by financing activities during the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily attributable to reduced net borrowings, reduced proceeds from stock options exercised in 2008 and increased distributions to non-controlling partners in the Partnership, partially offset by reduced payments for debt issuance costs, each as reflected in 2008 versus 2007.

Capital Expenditures.  We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns, over its expected useful life, that exceed our return on capital targets. We currently plan to spend approximately $400 million to $450 million in net capital expenditures during 2009 including (1) fleet equipment additions and (2) approximately $120 million to $130 million on equipment maintenance capital. Net capital expenditures are net of fleet sales.

Credit and Financial Industry Environment.  The continuing credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. For example, in September 2008, Lehman Brothers, one of the lenders under our $1.65 billion senior secured credit facility, filed for bankruptcy protection. As a result, our ability to borrow under this facility has been reduced by $3.2 million as of December 31, 2008, resulting in $230.2 million in remaining unfunded commitments that, as of December 31, 2008, were available under our revolving credit facility. Our ability to borrow under this facility could be further reduced by up to $8.4 million as of December 31, 2008, which represents Lehman Brothers’ pro rata portion of outstanding borrowings and letters of credit under our revolving credit facility at

December 31, 2008. If any other lender under our revolving credit facility or the Partnership’s revolving credit facility is not able to perform its obligations under those facilities, our borrowing capacity could be further reduced by such lender’s pro rata portion of the unfunded commitments.

The global financial crisis could also have an impact on our derivative agreements if our counterparties are unable to perform their obligations under those agreements. At December 31, 2008, the combined liability related to our outstanding derivative agreements was $102.8 million and was all in favor of our counterparties.

Although we cannot predict the impact that the credit market crisis will have on the lenders in our credit facilities, we currently do not believe that it will have a material adverse effect on our financial position, results of operations or cash flows. We continue to closely monitor these situations and our legal rights under our contractual relationships with these and other lender or counterparty entities.

Long-Term Debt and Debt Refinancing.  Following the merger of Hanover and Universal, we completed a refinancing of a significant amount of our outstanding debt on the merger date. We entered into a $1.65 billion senior secured credit facility and a $1.0 billion asset-backed securitization facility. As a result of this and a subsequent refinancing, substantially all of the debt of Universal and Hanover outstanding on the merger date has been retired or redeemed, with the exception of Hanover’s convertible senior notes due 2014 and the Partnership’s credit facility. For more information regarding the refinancing and the repayment of debt, see Note 11 to the Financial Statements. On August 20, 2007, we entered into a senior secured credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement consists of (a) a five-year revolving credit facility in the aggregate amount of $850 million, which includes a variable allocation for a Canadian tranche and the ability to issue letters of credit under the facility and (b) a six-year term loan senior secured credit facility, in the aggregate amount of $800 million with principal payments due on multiple dates through June 2013 (collectively, the “Credit Facility”). Subject to certain conditions as of December 31, 2008, at our request and with the approval of the lenders, the aggregate commitments under the Credit Facility may be increased by an additional $300 million less certain adjustments.

Borrowings under the Credit Agreement bear interest, if they are in U.S. dollars, at a base rate or LIBOR at our option plus an applicable margin, as defined in the agreement. The applicable margin varies depending on our debt ratings. At December 31, 2008, all amounts outstanding were LIBOR loans and the applicable margin was 0.825%. The weighted average interest rate at December 31, 2008 on the outstanding balance, excluding the effect of interest rate swaps, was 2.2%.

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, limitations on incurrence of indebtedness, investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. We must also maintain, on a consolidated basis, required leverage and interest coverage ratios. Additionally, the Credit Agreement contains customary conditions, representations and warranties, events of default and indemnification provisions. Our indebtedness under the Credit Facility is collateralized by liens on substantially all of our personal property in the U.S. The assets of the Partnership and our wholly-owned subsidiary, Exterran ABS 2007 LLC (along with its subsidiary, “Exterran ABS”), are not collateral under the Credit Agreement. Exterran Canada’s indebtedness under the Credit Facility is collateralized by liens on substantially all of its personal property in Canada. We have executed a U.S. Pledge Agreement pursuant to which we and our Significant Subsidiaries (as defined in the Credit Agreement) are required to pledge our equity and the equity of certain subsidiaries. The Partnership and Exterran ABS are not pledged under this agreement and do not guarantee debt under the Credit Facility.

As of December 31, 2008, we had $269.6 million in outstanding borrowings and $347.0 million in letters of credit outstanding under our revolving credit facility. Additional borrowings of up to approximately $230.2 million were available under that facility as of December 31, 2008.

On August 20, 2007, Exterran ABS entered into a $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”) and issued $400 million in notes under this facility. On September 18, 2007, an additional $400 million of notes were issued under this facility. In October 2008, we borrowed an additional $100 million on this facility. Interest and fees payable to the noteholders will accrue on these notes at a variable rate consisting of one month LIBOR plus an applicable margin. For outstanding amounts up to $800 million, the applicable margin is 0.825%. For amounts outstanding over $800 million, the applicable margin is 1.35%. The weighted average interest rate at December 31, 2008 on borrowings under the 2007 ABS Facility, excluding the effect of interest rate swaps, was 1.4%.

Repayment of the 2007 ABS Facility notes has been secured by a pledge of all of the assets of Exterran ABS, consisting primarily of a fleet of natural gas compressors and the related contracts to provide compression services to our customers. Under the 2007 ABS Facility, we had $7.6 million of restricted cash as of December 31, 2008.

The Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership (together with the Partnership, the “Partnership Borrowers”), entered into a senior secured credit agreement in 2006 (the “Partnership Credit Agreement”). The revolving credit facility under the Partnership Credit Agreement was expanded in 2007 to consist of a five-year $315 million revolving credit facility, which matures in October 2011. As of December 31, 2008, there was $281.3 million in outstanding borrowings under the revolving credit facility and $33.7 million was available for additional borrowings.

The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin, as defined in the agreement. At December 31, 2008 all amounts outstanding were LIBOR loans and the applicable margin was 1.5%. The weighted average interest rate on the outstanding balance of the Partnership’s revolving credit facility, at December 31, 2008, excluding the effect of interest rate swaps, was 4.0%.

In May 2008, the Partnership Borrowers entered into an amendment to the Partnership Credit Agreement that increased the aggregate commitments under that facility to provide for a $117.5 million term loan facility. The $117.5 million term loan was funded during July 2008 and $58.3 million was drawn on the Partnership’s revolving credit facility, which together were used to repay the debt assumed by the Partnership concurrent with the closing of the acquisition by the Partnership from us of certain contract operations customer service agreements and compressor units used to provide compression services under those agreements and to pay other costs incurred. The $117.5 million term loan is non-amortizing but must be repaid with the net proceeds from any equity offerings of the Partnership until paid in full.

The term loan bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on its leverage ratio, varies (i) in the case of LIBOR loans, from 1.5% to 2.5% or (ii) in the case of base rate loans, from 0.5% to 1.5%. Borrowings under the term loan are subject to the same credit agreement and covenants as the Partnership’s revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings of the Partnership, on a dollar-for-dollar basis. At December 31, 2008, all amounts outstanding were LIBOR loans and the applicable margin was 2.0%. The weighted average interest rate on the outstanding balance of the Partnership’s term loan at December 31, 2008, excluding the effect of interest rate swaps, was 2.5%.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the personal property assets of the Partnership Borrowers and mature in October 2011. In addition, all of the membership interests of the Partnership’s U.S. restricted subsidiaries has been pledged to secure the obligations under the Partnership Credit Agreement. Subject to certain conditions, at the Partnership’s request, and with the approval of the lenders, the aggregate commitments under the Partnership’s senior secured credit facility may be increased by an additional $17.5 million. This amount will be increased on a dollar-for-dollar basis with each payment under the term loan facility.

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

As of December 31, 2008, we had approximately $2.5 billion in outstanding debt obligations, consisting of $900.0 million outstanding under the 2007 ABS Facility, $800.0 million outstanding under our term loan, $269.6 million outstanding under our revolving credit facility, $143.8 million outstanding under our 4.75% convertible notes, $281.3 million outstanding under the Partnership’s revolving credit facility and $117.5 million outstanding under the Partnership’s term loan. During March 2008, we repaid our 4.75% Convertible Senior Notes due 2008 using funds from our revolving credit facility. We were in compliance with our debt covenants as of December 31, 2008. A default under one or more of our debt agreements would in some situations trigger cross-default provisions under certain agreements relating to our debt obligations.

We have entered into interest rate swap agreements related to a portion of our variable rate debt. See Part II, Item 7A (“Quantitative and Qualitative Disclosures About Market Risk”) of this report for further discussion of our interest rate swap agreements.

The interest rate we pay under our Credit Agreement can be affected by changes in our credit rating. As of December 31, 2008, our credit ratings as assigned by Moody’s and Standard & Poor’s were:

Standard
	Moody’s	& Poor’s

Outlook	Stable	Stable
Corporate Family Rating	Ba2	BB
Exterran Senior Secured Credit Facility	Ba2	BB+
4.75% convertible senior notes due 2014	—	BB

Historically, we have financed capital expenditures with a combination of net cash provided by operating and financing activities. As a result of the economic slowdown and the declines in both our stock price and the availability of equity and debt capital in the public markets, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our ability to grow. Based on current market conditions, we expect that net cash provided by operating activities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through December 31, 2009, but to the extent it is not, we may borrow additional funds under our credit facilities or we may obtain additional debt or equity financing.

Stock Repurchase Program.  On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. In December 2008, our board of directors increased the share repurchase program, from $200 million to $300 million, and extended the expiration date of the authorization, from August 19, 2009 to December 15, 2010. See further discussion of the stock repurchase program in Note 15 to the Financial Statements. Since the program was initiated, we have repurchased 5,416,221 shares of our common stock at an aggregate cost of approximately $199.9 million. See Part II, Item 5 (“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”) of this report for information regarding our fourth quarter 2008 repurchases.

Dividends.  We have not paid any cash dividends on our common stock since our formation, and we do not anticipate paying such dividends in the foreseeable future. Our board of directors anticipates that all cash flows generated from operations in the foreseeable future will be retained and used to repay our debt, repurchase our stock or develop and expand our business. Any future determinations to pay cash dividends on our common stock will be at the discretion of our board of directors and will depend on our results of operations and financial condition, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

Partnership Distributions to Unitholders.  The Partnership’s partnership agreement requires it to distribute all of its “available cash” quarterly. Under the partnership agreement, available cash is defined generally to mean, for each fiscal quarter, (1) cash on hand at the Partnership at the end of the quarter in excess of the amount of reserves its general partner determines is necessary or appropriate to provide for the conduct of its business, to comply with applicable law, any of its debt instruments or other agreements or to provide for future distributions to its unitholders for any one or more of the upcoming four quarters, plus, (2) if the Partnership’s general partner so determines, all or a portion of the Partnership’s cash on hand on the date of determination of available cash for the quarter.

Under the terms of the partnership agreement, there is no guarantee that unitholders will receive quarterly distributions from the Partnership. The Partnership’s distribution policy, which may be changed at any time, is subject to certain restrictions, including (1) restrictions contained in the Partnership’s revolving credit facility, (2) the Partnership’s general partner’s establishment of reserves to fund future operations or cash distributions to the Partnership’s unitholders, (3) restrictions contained in the Delaware Revised Uniform Limited Partnership Act; and (4) the Partnership’s lack of sufficient cash to pay distributions.

Through our ownership of common and subordinated units and all of the equity interests in the general partner of the Partnership, we expect to receive cash distributions from the Partnership. Our rights to receive distributions of cash from the Partnership as holder of subordinated units are subordinated to the rights of the common unitholders to receive such distributions.

On February 13, 2009, the Partnership distributed $0.4625 per limited partner unit, or approximately $9.3 million, including distributions to its general partner on its incentive distribution rights. The distribution covers the period from October 1, 2008 through December 31, 2008. The record date for this distribution was February 9, 2009.

Contractual obligations.  The following summarizes our contractual obligations at December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2009		2010-2011	2012-2013	Thereafter
	(In thousands)

Long-term Debt(1):
Revolving credit facility due 2012	$269,591	$—		$—	$269,591	$—
Term loan	800,000	20,000	(2)	100,000	680,000	—
2007 ABS Facility notes due 2012	900,000	—		—	900,000	—
Partnership’s revolving credit facility due 2011	281,250	—		281,250	—	—
Partnership’s term loan facility due 2011	117,500	—		117,500	—	—
4.75% convertible senior notes due 2014	143,750	—		—	—	143,750
Other	338	101		202	35	—

Total long-term debt	2,512,429	20,101		498,952	1,849,626	143,750
Interest on long-term debt(3)	400,227	110,294		214,458	74,936	539
Purchase commitments	740,657	733,252		7,405	—	—
Facilities and other equipment operating leases	46,902	8,887		11,265	8,329	18,421

Total contractual obligations	$3,700,215	$872,534		$732,080	$1,932,891	$162,710

(1)	For more information on our long-term debt, see Note 11 to the Financial Statements.

(2)	These maturities are classified as long-term because we have the intent and ability to refinance these maturities with available credit.

(3)	Interest amounts calculated using interest rates in effect as of December 31, 2008, including the effect of interest rate swaps.

At December 31, 2008, $13.9 million of unrecognized tax benefits have been recorded as liabilities in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $3.4 million.

Off-Balance Sheet Arrangements

We have agreed to guarantee our portion of certain obligations of indebtedness of the SIMCO/Harwat Consortium, a joint venture in which we own a 35.5% interest, and of El Furrial, a joint venture in which we own a 33.3% interest. Each of these joint ventures is our non-consolidated affiliate, and our guarantee obligations are not recorded on our accompanying balance sheet. In each case, our guarantee obligation is a percentage of the guaranteed debt of the non-consolidated affiliate equal to our ownership percentage in such affiliate. At December 31, 2008, we have guaranteed approximately $21.1 million of the debt of the El Furrial joint venture. At December 31, 2008, the SIMCO/Harwat Consortium did not have any debt outstanding that we had guaranteed. Our obligation to perform under the guarantees arises only in the event that our non-consolidated affiliate defaults under the agreements governing the indebtedness. We currently have no reason to believe that either of these non-consolidated affiliates will default on its indebtedness that is guaranteed by us. For more information on these off-balance sheet arrangements, see Note 8 to the Financial Statements.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and accounting policies, including those related to bad debts, inventories, fixed assets, investments, intangible assets, income taxes, revenue recognition and contingencies and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances. The results of this process form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences can be material to our financial condition, results of operations and liquidity.

Allowances and Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During 2008, 2007 and 2006, we recorded bad debt expense of approximately $4.7 million, $2.7 million and $2.5 million, respectively. A five percent change in the allowance for doubtful accounts would have had an impact on income before income taxes of approximately $0.7 million in 2008.

Inventory is a significant component of current assets and is stated at the lower of cost or market. This requires us to record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions and production requirements. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. During 2008, 2007 and 2006, we wrote-down inventory of approximately $2.5 million, $1.7 million and $2.3 million, respectively. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. A five percent change in this inventory reserve balance would have had an impact on income before income taxes of approximately $0.9 million in 2008.

Depreciation

Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives and salvage values. The assumptions and judgments we use in determining the estimated useful lives and salvage values of our property, plant and equipment reflect both historical experience and expectations regarding future use of our assets. The use of different estimates, assumptions and judgments in the establishment of plant, property and equipment accounting policies, especially those involving their useful lives, would likely result in significantly different net book values of our assets and results of operations.

Long-Lived Assets, Investments and Goodwill

We review for the impairment of long-lived assets, including property, plant and equipment, identifiable intangibles that are being amortized and assets held for sale, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The determination that the carrying amount of an asset may not be recoverable requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain as they require significant assumptions about future market conditions. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred.

In addition, we perform an annual goodwill impairment test, pursuant to the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets,” in the fourth quarter of each year or whenever events indicate impairment may have occurred, to determine if the estimated recoverable value of each of our reporting units exceeds the net carrying value of the reporting unit, including the applicable goodwill. We determine the fair value of our reporting units using a combination of the expected present value of future cash flows and a market approach. Each approach is weighted 50% in determining our calculated fair value. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the reporting units’ earnings before interest, tax, depreciation and amortization. Changes in forecasts, cost of capital and market multiples could affect the estimated fair value of our reporting units and result in a goodwill impairment charge in a future period. See note 9 to the Financial Statements for a discussion of the estimated goodwill impairment recorded in 2008. The goodwill impairment charge is estimated as we are in the process of finalizing valuations including identifiable intangible assets, debt and property, plant and equipment. The amount of the goodwill impairment charge will be finalized by the end of the first quarter of 2009. There were no impairments in 2007 or 2006 related to our goodwill.

We hold investments in companies with operations in areas that relate to our business. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Income Taxes

The liability method is used for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for valuation allowances, we have considered and made judgments and estimates regarding estimated future taxable income and ongoing prudent and feasible tax planning strategies. These estimates and judgments include some degree of uncertainty and changes in these estimates and assumptions could require us to adjust the valuation allowances for our deferred tax assets. The ultimate realization of the deferred tax assets depends on the generation of sufficient taxable income in the applicable taxing jurisdictions. The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.

We operate in more than 30 countries and, as a result, are subject to the jurisdiction of numerous domestic and foreign tax authorities. Our operations in these different jurisdictions are taxed on various bases: actual income before taxes, deemed profits (which are generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

Revenue Recognition — Percentage of Completion Accounting

We recognize revenue and profit for our fabrication operations as work progresses on long-term contracts using the percentage-of-completion method when the applicable criteria are met, which relies on estimates of total expected contract revenue and costs. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made and because the fabrication projects usually last several months. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. The typical duration of these projects is three to thirty-six months. Due to the long-term nature of some of our jobs, developing the estimates of cost often requires significant judgment.

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

Factors that must be considered in estimating the work to be completed and ultimate profit include labor productivity and availability, the nature and complexity of work to be performed, the impact of change orders, availability of raw materials and the impact of delayed performance. If the aggregate combined cost estimates for all of our fabrication businesses had been higher or lower by 1% in 2008, our results of operations before tax would have decreased or increased by approximately $12.2 million. As of December 31, 2008, we had recognized approximately $282.2 million in estimated earnings on uncompleted contracts.

Contingencies and Litigation

We are substantially self-insured for worker’s compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. In addition, we currently have a minimal amount of insurance on our offshore assets. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the timeliness of reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known. As of December 31, 2008 and 2007, we had recorded approximately $10.6 million and $6.1 million, respectively, in claim reserves.

In the ordinary course of business, we are involved in various pending or threatened legal actions. While we are unable to predict the ultimate outcome of these actions, SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”), requires management to make judgments about future events that are inherently uncertain. We are required to record (and have recorded) a loss during any period in which we believe a contingency is probable and can be reasonably estimated. In making determinations of likely outcomes of pending or threatened legal matters, we consider the evaluation of counsel knowledgeable about each matter.

The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority in accordance with FIN 48. We regularly assess and, if required, establish accruals for income tax contingencies pursuant to FIN 48 and non-income tax contingencies pursuant to SFAS No. 5, (together, the “tax contingencies”) that could result from assessments of additional tax by taxing jurisdictions in countries where we operate. The tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2008 and 2007, we had recorded approximately $18.5 million and $17.1 million, respectively, of accruals for tax contingencies. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements that may affect us, see Note 21 to the Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of December 31, 2008, after taking into consideration interest rate swaps, we had approximately $873.3 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1.0% increase in interest rates would result in an annual increase in our interest expense of approximately $8.7 million.

Interest Rate Swap Agreements

We are a party to interest rate swap agreements that are recorded at fair value in our financial statements. We do not use derivative financial instruments for trading or other speculative purposes. A change in the underlying interest rates may also result in a change in their recorded value.

The following table summarizes, by individual hedge instrument, our interest rate swaps as of December 31, 2008 (dollars in thousands):

						Fair Value of
						Swap at
						December 31,
						2008
Fixed Rate to be			Floating Rate to be	Notional		asset
Paid	Inception Date	Maturity Date	Received	Amount		(liability)

4.035%	August 20, 2007(4)	March 31, 2010	Three Month LIBOR	$31,250	(1)	(526)
4.007%	August 20, 2007(4)	March 31, 2010	Three Month LIBOR	31,250	(1)	(520)
3.990%	August 20, 2007(4)	March 31, 2010	Three Month LIBOR	31,250	(1)	(516)
4.057%	August 20, 2007(4)	March 31, 2010	Three Month LIBOR	31,250	(1)	(527)
4.675%	September 11, 2007	August 20, 2012	One Month LIBOR	154,704	(2)	(14,250)
4.744%	September 11, 2007	July 20, 2012	One Month LIBOR	233,478	(2)	(22,197)
4.668%	September 12, 2007	July 20, 2012	One Month LIBOR	150,000	(2)	(13,088)
5.210%	August 20, 2007(4)	January 20, 2013	One Month LIBOR	52,397	(2)	(4,143)
4.450%	August 20, 2007(4)	September 20, 2019	One Month LIBOR	39,091	(2)	(3,547)
5.020%	August 20, 2007(4)	October 20, 2019	One Month LIBOR	50,330	(2)	(7,573)
5.275%	August 20, 2007(4)	December 1, 2011	Three Month LIBOR	125,000	(3)	(10,925)
5.343%	August 20, 2007(4)	October 20, 2011	Three Month LIBOR	40,000	(3)	(3,401)
5.315%	August 20, 2007(4)	October 20, 2011	Three Month LIBOR	40,000	(3)	(3,361)
3.080%	January 28, 2008	January 28, 2011	Three Month LIBOR	50,000		(1,493)
3.075%	January 28, 2008	January 28, 2011	Three Month LIBOR	50,000		(1,486)
3.062%	January 28, 2008	January 28, 2011	Three Month LIBOR	50,000		(1,474)
3.100%	January 28, 2008	January 28, 2011	Three Month LIBOR	50,000		(1,512)
3.065%	January 28, 2008	January 28, 2011	Three Month LIBOR	50,000		(1,477)
3.072%	January 28, 2008	January 28, 2011	Three Month LIBOR	50,000		(1,490)
3.280%	October 22, 2008	August 20, 2012	One Month LIBOR	40,000	(2)	(1,845)
3.485%	October 29, 2008	August 20, 2012	One Month LIBOR	45,000	(2)	(2,357)
2.340%	October 4, 2008	December 30, 2011	One Month LIBOR	100,000		(1,827)

				$1,495,000		$(99,535)

(1)	These swaps amortize ratably over the life of the swap.

(2)	Certain of these swaps amortize while the notional amounts of others increase in corresponding amounts to maintain a consistent outstanding notional amount of $765 million.

(3)	These swaps are expected to offset changes in expected cash flows due to fluctuations in the variable rate of the Partnership’s debt.

(4)	We assumed these interest rate swaps on August 20, 2007 as a result of the merger. These swaps have been designated as cash flow hedges to hedge the risk of variability of LIBOR based interest rate payments related to variable rate debt.

Interest rate swap balances as of December 31, 2008 are presented in the accompanying condensed consolidated balance sheet as follows (in thousands):

December 31,
2008

Accrued liabilities	$30,424
Other liabilities	69,111

Net interest rate swap balance	$99,535

We have designated these interest rate swaps as cash flow hedging instruments pursuant to the criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine if the swap agreements are still effective and to calculate any ineffectiveness. For the years ended December 31, 2008 and 2007, we recorded approximately $2.1 million and $1.0 million, respectively, of interest expense due to the ineffectiveness related to these swaps.

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

In April 2008, we entered into a foreign currency hedge to reduce our foreign exchange risk associated with cash flows we will receive under a contract in Kuwaiti Dinars. This hedge did not qualify for hedge accounting treatment. At December 31, 2008, the remaining notional amount of the derivative was approximately 14.1 million Kuwaiti Dinars. Gains and losses on this foreign currency hedge are included in other (income) expense, net in our condensed consolidated statements of operations. The fair value of this derivative at December 31, 2008 was a liability of approximately $2.0 million.

In December 2008, we entered into a foreign currency hedge to reduce our foreign exchange risk associated with cash flows we will receive under two contracts in Euros. We designated this foreign currency hedge as a cash flow hedging instrument pursuant to the criteria of SFAS No 133. At December 31, 2008, the remaining notional amount of the derivative was approximately 9.9 million Euros. Changes in the fair value of this hedge are recognized as a component of comprehensive income (loss) and are included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The amounts recognized as a component of other comprehensive income (loss) will be reclassified into earnings in the periods in which the underlying foreign exchange exposure is realized. The fair value of this derivative at December 31, 2008 was a liability of approximately $1.3 million.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary information specified by this Item are presented following Part IV, Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2008. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rule 13a-15(c) and 15d-15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of internal control over financial reporting as of December 31, 2008, was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found on the following page of this report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Exterran Holdings, Inc.
Houston, Texas

We have audited the internal control over financial reporting of Exterran Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2009

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required in Part III, Item 10 of this report is incorporated by reference to the sections entitled “Election of Directors”, “Information Regarding Corporate Governance, the Board of Directors and Committees of the Board”, “Executive Officers” and “Beneficial Ownership of Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

Item 11.	Executive Compensation

The information required in Part III, Item 11 of this report is incorporated by reference to the sections entitled “Compensation Discussion and Analysis” and “Information Regarding Executive Compensation” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in Part III, Item 12 of this report is incorporated by reference to the section entitled “Beneficial Ownership of Common Stock” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2008, with respect to the Exterran compensation plans under which our common stock is authorized for issuance, aggregated as follows:

(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(#)	($)	(#)

Equity compensation plans approved by security holders(1)	525,426	59.80	3,965,752
Equity compensation plans not approved by security holders(2)	—	—	95,358

Total	525,426	59.80	4,061,110

(1)	Comprised of the Exterran Holdings, Inc. 2007 Stock Incentive Plan and the Exterran Holdings, Inc. Employee Stock Purchase Plan. In addition to the outstanding options, as of December 31, 2008 there were 387,418 outstanding shares of unvested restricted stock and/or restricted stock units outstanding that were granted under the 2007 Stock Incentive Plan.

(2)	Comprised of the Exterran Holdings, Inc. Directors’ Stock and Deferral Plan.

The table above does not include information with respect to equity plans we assumed from Hanover or Universal (the “Legacy Plans”). No additional grants may be made under the Legacy Plans.

The following equity grants are outstanding under Legacy Plans that were approved by security holders:

	Number of Shares
	Reserved for Issuance
	Upon the Exercise of	Weighted-
	Outstanding Stock	Average	Shares Available
	Options	Exercise Price	for Future Grants
Plan or Agreement Name	(#)	($)	(#)

Hanover Compressor Company
2001 Equity Incentive Plan	51,520	42.61	None

Hanover Compressor Company
2003 Stock Incentive Plan	138,247	36.08	None

Universal Compression Holdings, Inc.
Incentive Stock Option Plan	1,291,001	35.22	None

In addition, there are 89,504 shares of restricted stock and/or restricted stock units issued and outstanding under the Hanover Compressor Company 2006 Stock Incentive Plan, and 58,087 shares of restricted stock issued and outstanding under the Universal Compression Holdings, Inc. Restricted Stock Plan for Executive Officers.

The following equity grants are outstanding under Legacy Plans for which security holder approval was not solicited or obtained:

	Number of Shares
	Reserved for Issuance
	Upon the Exercise of	Weighted-
	Outstanding Stock	Average	Shares Available
	Options	Exercise Price	for Future Grants
Plan or Agreement Name	(#)	($)	(#)

Hanover Compressor Company 1998
Stock Option Plan	13,302	44.76	None
Hanover Compressor Company
1999 Stock Option Plan	7,475	44.61	None

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required in Part III, Item 13 of this report is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Information Regarding Corporate Governance, the Board of Directors and Committees of the Board — Director Independence” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required in Part III, Item 14 of this report is incorporated by reference to the section entitled “Ratification of Appointment of Independent Auditors” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this report.

1. Financial Statements.   The following financial statements are filed as a part of this report.

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules have been omitted because they are not required under the relevant instructions.

3. Exhibits

Exhibit No.	Description

2.1	Contribution, Conveyance and Assumption Agreement, dated June 25, 2008, by and among Exterran Holdings, Inc., Hanover Compressor Company, Hanover Compression General Holdings, LLC, Exterran Energy Solutions, L.P., Exterran ABS 2007 LLC, Exterran ABS Leasing 2007 LLC, EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed June 26, 2008
3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 20, 2007
3.2	Second Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
4.1	First Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and Wilmington Trust Company, as Trustee, for the 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 10.14 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
4.2	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.1	Senior Secured Credit Agreement, dated August 20, 2007, by and among Exterran Holdings, Inc., as the U.S. Borrower and a Canadian Guarantor, Exterran Canada, Limited Partnership, as the Canadian Borrower, Wachovia Bank, National Association, individually and as U.S. Administrative Agent, Wachovia Capital Finance Corporation (Canada), individually and as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., individually and as Syndication Agent; Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc. as the Joint Lead Arrangers and Joint Book Runners, Bank of America, N.A., Calyon New York Branch and Fortis Capital Corp., as the Documentation Agents, and each of the lenders parties thereto or which becomes a signatory thereto (the “Credit Agreement”), incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed August 23, 2007

Exhibit No.		Description

10.2		U.S. Guaranty Agreement, dated as of August 20, 2007, made by Exterran, Inc., EI Leasing LLC, UCI MLP LP LLC, Exterran Energy Solutions, L.P. and each of the subsidiary guarantors that become a party thereto from time to time, as guarantors, in favor of Wachovia Bank, National Association, as the U.S. Administrative Agent for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.3		U.S. Pledge Agreement made by Exterran Holdings, Inc., Exterran, Inc., Exterran Energy Solutions, L.P., Hanover Compression General Holdings LLC, Hanover HL, LLC, Enterra Compression Investment Company, UCI MLP LP LLC, UCO General Partner, LP, UCI GP LP LLC, and UCO GP, LLC, and each of the subsidiaries that become a party thereto from time to time, as the Pledgors, in favor of Wachovia Bank, National Association, as U.S. Administrative Agent for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.4		U.S. Collateral Agreement, dated as of August 20, 2007, made by Exterran Holdings, Inc., Exterran, Inc., Exterran Energy Solutions, L.P., EI Leasing LLC, UCI MLP LP LLC and each of the subsidiaries that become a party thereto from time to time, as grantors, in favor of Wachovia Bank, National Association, as U.S. Administrative Agent, for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.5		Canadian Collateral Agreement, dated as of August 20, 2007 made by Exterran Canada, Limited Partnership, together with any other significant Canadian subsidiary that executes a joinder agreement and becomes a party to the Credit Agreement, in favor of Wachovia Capital Finance Corporation (Canada), as Canadian Administrative Agent, for the Canadian Tranche Revolving Lenders under the Credit Agreement, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.6		Indenture, dated August 20, 2007, by and between Exterran ABS 2007 LLC, as Issuer, Exterran ABS Leasing 2007 LLC, as Exterran ABS Lessor, and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $1,000,000,000 asset-backed securitization facility consisting of $1,000,000,000 of Series 2007-1 Notes (the “Indenture”), incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.7		Series 2007-1 Supplement, dated as of August 20, 2007, to the Indenture, incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.8		Guaranty, dated as of August 20, 2007, issued by Exterran Holdings, Inc. for the benefit of Exterran ABS 2007 LLC as Issuer, Exterran ABS Leasing 2007 LLC, as Equipment Lessor and Wells Fargo Bank, National Association, , as Indenture Trustee, incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.9		Management Agreement, dated as of August 20, 2007, by and between Exterran, Inc., as Manager, Exterran ABS Leasing 2007 LLC as ABS Lessor and Exterran ABS 2007 LLC, as Issuer, incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.10		Intercreditor and Collateral Agency Agreement, dated as of August 20, 2007, by and among Exterran, Inc., in its individual capacity and as Manager, Exterran ABS 2007 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, various financial institutions as lenders thereto and JP Morgan Chase Bank, N.A., in its individual capacity and as Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.11		Intercreditor and Collateral Agency Agreement, dated as of August 20, 2007, by and among Exterran Energy Solutions, L.P., in its individual capacity and as Manager, Exterran ABS 2007 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, various financial institutions as lenders thereto and Wells Fargo Bank, National Association, in its individual capacity and as Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.12**	Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed August 20, 2007

Exhibit No.		Description

10.13		Amendment No. 1, dated as of June 25, 2007, to Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Exterran Holdings, Inc. (formerly Iliad Holdings, Inc.), Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed August 20, 2007
10.14		Amended and Restated Contribution, Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC, UCLP Leasing LLC and Universal Compression Partners, L.P., incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed July 11, 2007
10.15		Omnibus Agreement, dated October 20, 2006, by and among Universal Compression Partners, L.P., UC Operating Partnership, L.P., UCO GP, LLC, UCO General Partner, LP, Universal Compression, Inc., Universal Compression Holdings, Inc. and UCLP OLP GP LLC, incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed October 26, 2006
10.16		First Amendment to Omnibus Agreement, dated July 9, 2007, by and among Universal Compression Partners, L.P., Universal Compression Holdings, Inc., Universal Compression, Inc., UCO GP, LLC, UCO General Partner, LP and UCLP Operating LLC, incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed July 11, 2007
10.17		First Amended and Restated Omnibus Agreement, dated as of August 20, 2007, by and among Exterran Holdings, Inc., Exterran, Inc., UCO GP, LLC, UCO General Partner, LP, Exterran Partners, L.P., EXLP Operating LLC and Exterran Energy Solutions, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended), incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007
10.18		Amendment No. 1, dated as of July 30, 2008, to First Amended and Restated Omnibus Agreement, dated as of August 20, 2007, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended), incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10.19		Office Lease Agreement by and between RFP Lincoln Greenspoint, LLC and Exterran Energy Solutions, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 30, 2007
10	.20†	Exterran Holdings, Inc. 2007 Amended and Restated Stock Incentive Plan, incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2007
10	.21†	Exterran Holdings, Inc. Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.22†*	First Amendment to Exterran Holdings, Inc. Directors’ Stock and Deferral Plan
10	.23†	Exterran Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.24†	Exterran Holdings, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.25†	Exterran Employees’ Supplemental Savings Plan, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.26†	Exterran Annual Performance Pay Plan, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.27†	First Amendment to Universal Compression, Inc. 401(k) Retirement and Savings Plan, incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed August 3, 2007

Exhibit No.		Description

10	.28†	Amendment Number Two to Universal Compression Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed August 3, 2007
10	.29†	Form of Incentive Stock Option Award Notice, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.30†	Form of Non-Qualified Stock Option Award Notice, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.31†	Form of Restricted Stock Award Notice, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.32†	Form of Restricted Stock Unit Award Notice, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.33†	Form of Grant of Unit Appreciation Rights, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.34†	Form of Amendment to Grant of Unit Appreciation Rights, incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed August 3, 2007
10	.35†*	Form of Second Amendment to Grant of Unit Appreciation Rights
10	.36†	Form of Directors’ Non-Qualified Stock Option Award Notice, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
10	.37†	Form of Directors’ Restricted Stock Award Notice, incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
10	.38†	Form of Amendment to Incentive and Non-Qualified Stock Option Award Agreements of Ernie L. Danner, incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed August 3, 2007
10	.39†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.40†	Consulting Agreement between Exterran Holdings, Inc. and Ernie L. Danner, dated August 20, 2007, incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.41†	Form of Exterran Holdings, Inc. Change of Control Agreement, incorporated by reference to Exhibit 10.19 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.42†	Form of First Amendment to Exterran Holdings, Inc. Change of Control Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10	.43†	Change of Control Agreement with Ernie L. Danner, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 10, 2008
10	.44†	Form of Amendment No. 1 to Hanover Compressor Company Change of Control Agreement, incorporated by reference to Exhibit 10.20 of Exterran the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.45†	Amendment No. 2 to Hanover Compressor Company Change of Control Agreement with Norman A. Mckay, incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10	.46†	Letter dated March 15, 2001, with respect to certain retirement benefits to be provided to Stephen A. Snider, incorporated by reference to Exhibit 10.43 of Universal Compression Holdings, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2001
10	.47†*	First Amendment to Incentive Stock Option Agreements with Stephen A. Snider
10	.48†*	First Amendment to Non-qualified Stock Option Agreements with Stephen A. Snider
10	.49†*	First Amendment to Restricted Stock Agreement with Stephen A. Snider
10	.50†*	First Amendment to Exterran Holdings, Inc. Award Notice for Time-Vested Incentive Stock Option for Stephen A. Snider

Exhibit No.		Description

10	.51†*	First Amendment to Exterran Holdings, Inc. Award Notice for Time-Vested Non-qualified Stock Option for Stephen A. Snider
10	.52†*	First Amendment to Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock for Stephen A. Snider
10	.53†*	Second Amendment to Grant of Unit Appreciation Rights for Stephen A. Snider
21	.1*	List of Subsidiaries
23	.1*	Consent of Deloitte & Touche LLP
23	.2*	Consent of PricewaterhouseCoopers LLP
24	.1*	Power of Attorney (included on signature page)
31	.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	The registrant hereby agrees to supplementally furnish to the staff, on a confidential basis, a copy of any omitted schedule upon the staff’s request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exterran Holdings, Inc.

/s/  STEPHEN A. SNIDER
Name:     Stephen A. Snider

Title:	Chief Executive Officer
Date:     February 26, 2009

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen A. Snider, Ernie L. Danner, Daniel K. Schlanger, J. Michael Anderson and Donald C. Wayne, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen A. Snider Stephen A. Snider	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2009

/s/ J. Michael Anderson J. Michael Anderson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2009

/s/ Kenneth R. Bickett Kenneth R. Bickett	Vice President and Corporate Controller (Principal Accounting Officer)	February 26, 2009

/s/ Ernie L. Danner Ernie L. Danner	President, Chief Operating Officer and Director	February 26, 2009

/s/ Janet F. Clark Janet F. Clark	Director	February 26, 2009

/s/ Uriel E. Dutton Uriel E. Dutton	Director	February 26, 2009

/s/ Gordon T. Hall Gordon T. Hall	Director	February 26, 2009

/s/ J.W.G. Honeybourne J.W.G. Honeybourne	Director	February 26, 2009

/s/ John E. Jackson John E. Jackson	Director	February 26, 2009

/s/ William C. Pate William C. Pate	Director	February 26, 2009

/s/ Stephen M. Pazuk Stephen M. Pazuk	Director	February 26, 2009

/s/ Christopher T. Seaver Christopher T. Seaver	Director	February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Exterran Holdings, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Exterran Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. Our audits also included the financial statement schedule for the years ended December 31, 2008 and 2007 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements and financial statement schedule of the Company for the year ended December 31, 2006, before the effects to retrospectively adjust for (1) the change in classification of supply chain costs within the consolidated statements of operations, (2) the effect of the reverse stock split on the Company’s outstanding common stock and earnings per share calculation, and (3) the change in the composition of reportable segments including the reclassification on the consolidated statements of operations of the related revenues and costs of sales (excluding depreciation and amortization) discussed in Note 1 to the consolidated financial statements, were audited by other auditors whose report, dated February 14, 2007, expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 2008 and 2007, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited the adjustments to the Company’s 2006 consolidated financial statements to retrospectively adjust for (1) the change in classification of supply chain costs within the consolidated statements of operations, (2) the effect of the reverse stock split on the Company’s outstanding common stock and earnings per share calculation, and (3) the change in the composition of reportable segments in 2007 including the reclassification on the consolidated statements of operations of the related revenues and costs of sales (excluding depreciation and amortization), as discussed in Note 1 to the consolidated financial statements. Our procedures relating to the presentation of supply chain costs and the change in accounting included (1) comparing the adjustment amounts of costs to the Company’s underlying analysis and (2) testing the mathematical accuracy to the consolidated financial statements. Our procedures relating to the reverse stock split included (1) comparing the previously reported shares outstanding and earnings per share amounts per the Company’s accounting analysis to the previously issued consolidated financial statements, (2) comparing the amounts shown in the earnings per share disclosures for 2006 to the Company’s underlying accounting analysis, and (3) recalculating the shares and earnings per share amounts to give effect to the reverse stock split and testing the mathematical accuracy of the underlying analysis. Our procedures relating to the change in reportable segments included (1) comparing the adjustment amounts of segment revenues, operating income and assets to the Company’s underlying analysis and (2) testing the mathematical accuracy of reclassifications on the consolidated statements of operations of the related revenues and costs of sales (excluding depreciation and amortization) and the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2006 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Exterran Holdings, Inc. (formerly Hanover Compressor Company):

In our opinion, the consolidated statement of operations, of comprehensive income, of common stockholders’ equity and of cash flows for the year ended December 31, 2006, before the effects of the adjustments to retrospectively reflect (1) the change in classification of supply chain costs within the consolidated statement of operations, (2) the effect of the reverse stock split on Hanover’s outstanding common stock and earnings per share calculation, and (3) the change in the composition of reportable segments including the reclassification on the consolidated statement of operations of the related revenues and costs of sales (excluding depreciation and amortization), all described in Note 1, present fairly, in all material respects, the results of operations and cash flows of Exterran Holdings, Inc. (formerly Hanover Compressor Company) and its subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America (the 2006 financial statements before the effects of the adjustments discussed in Note 1 are not presented herein). In addition, in our opinion, the financial statement schedule for the year ended December 31, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect (1) the change in classification of supply chain costs within the consolidated statement of operations, (2) the effect of the reverse stock split on Hanover’s outstanding common stock and earnings per share calculation, and (3) the change in the composition of reportable segments including the reclassification on the consolidated statement of operations of the related revenues and costs of sales (excluding depreciation and amortization), all described in Note 1 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

PricewaterhouseCoopers LLP

Houston, Texas
February 14, 2007

EXTERRAN HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except par value and share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$126,391	$149,224
Restricted cash	7,563	9,133
Accounts receivable, net of allowance of $14,836 and $10,846, respectively	625,356	516,072
Inventory, net	527,099	411,436
Costs and estimated earnings in excess of billings on uncompleted contracts	219,487	203,932
Current deferred income taxes	38,782	41,648
Other current assets	150,452	145,159

Total current assets	1,695,130	1,476,604
Property, plant and equipment, net	3,673,866	3,533,505
Goodwill, net	340,626	1,455,881
Intangible and other assets, net	299,072	311,457
Investments in non-consolidated affiliates	83,933	86,076

Total assets	$6,092,627	$6,863,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$101	$997
Accounts payable, trade	224,174	221,391
Accrued liabilities	337,385	326,163
Deferred revenue	197,606	169,830
Billings on uncompleted contracts in excess of costs and estimated earnings	157,955	87,741

Total current liabilities	917,221	806,122
Long-term debt	2,512,328	2,332,927
Other long-term liabilities	209,203	89,012
Deferred income taxes	225,798	281,898

Total liabilities	3,864,550	3,509,959
Commitments and contingencies (Note 19)
Minority interest	184,291	191,304
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 67,202,109 and 66,574,419 shares issued, respectively	672	666
Additional paid-in capital	3,354,922	3,317,321
Accumulated other comprehensive income (loss)	(94,767)	13,004
Accumulated deficit	(1,016,082)	(68,733)
Treasury stock — 5,535,671 and 1,287,237 common shares, at cost, respectively	(200,959)	(99,998)

Total stockholders’ equity	2,043,786	3,162,260

Total liabilities and stockholders’ equity	$6,092,627	$6,863,523

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenues:
North America contract operations	$790,573	$551,140	$384,292
International contract operations	516,891	336,807	263,228
Aftermarket services	381,617	274,489	179,043
Fabrication	1,489,572	1,378,049	766,758

	3,178,653	2,540,485	1,593,321

Costs and Expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	341,865	232,238	156,554
International contract operations	191,296	126,861	96,631
Aftermarket services	304,430	214,497	139,633
Fabrication	1,220,056	1,144,580	653,719
Selling, general and administrative	374,737	265,057	197,282
Merger and integration expenses	11,475	46,723	—
Early extinguishment of debt	—	70,150	5,902
Depreciation and amortization	373,602	252,716	175,927
Fleet impairment	24,109	61,945	—
Goodwill impairment	1,148,371	—	—
Interest expense	129,723	130,092	123,496
Equity in income of non-consolidated affiliates	(23,974)	(12,498)	(19,430)
Other (income) expense, net	(18,760)	(44,646)	(50,897)

	4,076,930	2,487,715	1,478,817

Income (loss) from continuing operations before income taxes and minority interest	(898,277)	52,770	114,504
Provision for income taxes	37,197	11,894	28,782
Minority interest, net of taxes	12,273	6,307	—

Income (loss) from continuing operations	(947,747)	34,569	85,722
Income from discontinued operations, net of tax	398	—	368
Gain from sales of discontinued operations, net of tax	—	—	63

Income (loss) before cumulative effect of accounting changes	(947,349)	34,569	86,153
Cumulative effect of accounting changes, net of tax	—	—	370

Net income (loss)	$(947,349)	$34,569	$86,523

Basic income (loss) per common share:
Income (loss) from continuing operations	$(14.68)	$0.76	$2.61
Income from discontinued operations, net of tax	0.01	—	0.01
Cumulative effect of accounting changes, net of tax	—	—	0.01

Net income (loss)	$(14.67)	$0.76	$2.63

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(14.68)	$0.75	$2.48
Income from discontinued operations, net of tax	0.01	—	0.02
Cumulative effect of accounting changes, net of tax	—	—	0.01

Net income (loss)	$(14.67)	$0.75	$2.51

Weighted average common and equivalent shares outstanding:
Basic	64,580	45,580	32,883

Diluted	64,580	46,300	36,411

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Net income (loss)	$(947,349)	$34,569	$86,523
Other comprehensive income (loss), net of tax:
Change in fair value of derivative financial instruments	(42,647)	(17,596)	—
Foreign currency translation adjustment	(65,124)	17,617	(2,231)

Comprehensive income (loss)	$(1,055,120)	$34,590	$84,292

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated			Deferred
			Additional	Other			Compensation-
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Restricted	Accumulated
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Stock Grants	Deficit
	(In thousands, except share data)

Balance at December 31, 2005	33,277,698	$33	$1,097,836	$15,214	(118,979)	$(3,963)	$(13,249)	$(186,088)
Option exercises	175,102		5,709
Foreign currency translation adjustment				(2,231)
Stock-based compensation expense, net of forfeitures	264,249	1	9,780		(27,194)	(7)
Convertible debentures converted to common stock	26,314		1,447
Cumulative effect of change in accounting related to adoption of FASB 123(R)			(370)
Income tax benefit from stock compensation expense			3,647
Reversal of deferred compensation due to adoption of FASB 123(R)			(13,249)				13,249
Net income								86,523

Balance at December 31, 2006	33,743,363	$34	$1,104,800	$12,983	(146,173)	$(3,970)	$—	$(99,565)
Record purchase price for Universal acquisition	30,273,866	302	2,070,796
Change in par value	(3,301)	305	(305)
Unvested shares of restricted stock assumed in the merger	94,911	1
Convertible debentures converted to common stock	1,588,993	16	81,666
Treasury stock purchased					(1,258,400)	(99,998)
Retirement of treasury stock	(153,191)	(2)	(3,968)		153,191	3,970
Option exercises	820,672	8	27,263
Issuance of 401(k) shares	8,363		683
Stock-based compensation expense, net of forfeitures	200,743	2	23,309		(35,855)
Income tax benefit from stock compensation expense			13,077
Cumulative effect of change in accounting related to adoption of FIN 48								(3,737)
Derivatives change in fair value, net of tax				(17,596)
Foreign currency translation adjustment				17,617
Net income								34,569

Balance at December 31, 2007	66,574,419	$666	$3,317,321	$13,004	(1,287,237)	$(99,998)	$—	$(68,733)
Treasury stock purchased					(4,173,262)	(100,961)
Option exercises	168,058	2	5,148
Shares issued in employee stock purchase plan	115,647	1	4,112
Stock-based compensation expense, net of forfeitures	343,985	3	17,672		(75,172)
Income tax benefit from stock compensation expense			10,669
Derivatives change in fair value, net of tax				(42,647)
Foreign currency translation adjustment				(65,124)
Net loss								(947,349)

Balance at December 31, 2008	67,202,109	$672	$3,354,922	$(94,767)	(5,535,671)	$(200,959)	$—	$(1,016,082)

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(947,349)	$34,569	$86,523
Adjustments:
Depreciation and amortization	373,602	252,716	175,927
Fleet impairment	24,109	61,945	—
Goodwill impairment	1,148,371	—	—
Deferred financing cost amortization and write-off	3,391	21,120	5,489
Income from discontinued operations, net of tax	(398)	—	(431)
Cumulative effect of accounting changes, net of tax	—	—	(370)
Minority interest	12,273	6,307	—
Bad debt expense	4,736	2,650	2,465
Gain on sale of property, plant and equipment	(4,597)	(8,082)	(11,798)
Equity in income of non-consolidated affiliates, net of dividends received	(20,669)	(3,982)	(1,831)
Interest rate swaps	3,192	(1,151)	—
(Gain) loss on remeasurement of intercompany balances	10,917	(5,408)	(2,061)
Net realized gain on trading securities	(15,751)	(24,275)	(4,873)
Zero coupon subordinated notes accreted interest paid by refinancing	—	—	(86,084)
Gain on sale of business	—	—	(28,476)
Stock compensation expense	17,325	23,311	9,773
Pay-in-kind interest on zero coupon subordinated notes	—	—	6,282
Sales of trading securities	33,061	49,165	23,344
Purchases of trading securities	(17,310)	(24,890)	(18,471)
Deferred income taxes	(47,561)	(43,214)	140
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and notes	(112,198)	(37,759)	(31,539)
Inventory	(125,630)	93,893	(59,944)
Costs and estimated earnings versus billings on uncompleted contracts	53,696	(93,946)	51,298
Prepaid and other current assets	(16,147)	(19,936)	(35,058)
Accounts payable and other liabilities	18,504	23,758	51,268
Deferred revenue	97,372	(93,849)	81,885
Other	(8,822)	26,768	(3,923)

Net cash provided by continuing operations	484,117	239,710	209,535
Net cash used in discontinued operations	—	—	(446)

Net cash provided by operating activities	484,117	239,710	209,089

Cash flows from investing activities:
Capital expenditures	(509,270)	(352,190)	(246,583)
Proceeds from sale of property, plant and equipment	56,574	36,277	26,290
Proceeds from the sale of business	—	—	52,125
Cash paid for business acquisitions, net of cash acquired	(133,590)	25,873	—
(Increase) decrease in restricted cash	1,570	(9,133)	—
Cash invested in non-consolidated affiliates	—	(3,095)	—

Net cash used in continuing operations	(584,716)	(302,268)	(168,168)
Net cash provided by discontinued operations	1,815	—	—

Net cash used in investing activities	(582,901)	(302,268)	(168,168)

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from financing activities:
Borrowings on revolving credit facilities	900,050	939,400	196,500
Repayments on revolving credit facilities	(810,459)	(779,400)	(224,500)
Repayment of debt assumed in merger	—	(601,970)	—
Repayment of 2001A equipment lease notes	—	(137,123)	—
Repayment of 2001B equipment lease notes	—	(257,750)	—
Proceeds from issuance of term loan	—	800,000	—
Proceeds from ABS credit facility	100,000	800,000	—
Proceeds from the Partnership credit facility, net	64,250	6,000	—
Borrowings on Partnership term loan	117,500	—	—
Repayment of senior notes	—	(550,000)	—
Repayment on convertible senior notes due 2008	(192,000)	—	—
Payments for debt issue costs	(682)	(13,095)	(3,832)
Proceeds from issuance of senior notes	—	—	150,000
Borrowings of other debt	—	—	7,673
Repayments of other debt	(837)	(5,009)	(1,166)
Repayment of zero coupon subordinated notes principal	—	—	(150,000)
Proceeds from stock options exercised	5,150	27,271	5,675
Proceeds from stock issued pursuant to our employee stock purchase plan	4,113	—	—
Purchases of treasury stock	(100,961)	(99,998)	—
Stock-based compensation excess tax benefit	14,763	10,737	1,516
Distributions to non-controlling partners in the Partnership	(14,489)	(3,336)	—

Net cash provided by (used in) financing activities	86,398	135,727	(18,134)

Effect of exchange rate changes on cash and cash equivalents	(10,447)	2,769	2,266

Net increase (decrease) in cash and cash equivalents	(22,833)	75,938	25,053
Cash and cash equivalents at beginning of year	149,224	73,286	48,233

Cash and cash equivalents at end of year	$126,391	$149,224	$73,286

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized amounts	$133,823	$139,039	$196,745

Income taxes paid, net	$48,658	$21,923	$20,722

Supplemental disclosure of non-cash transactions:
Conversion of deferred stock option liability	$—	$—	$35

Conversion of debt to common stock	$—	$81,682	$1,447

Conversion of Universal stock options to Exterran stock options	$—	$67,574	$—

Common stock issued in the merger	$—	$2,003,525	$—

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Background and Significant Accounting Policies

Exterran Holdings, Inc., together with its subsidiaries (“we,” “us,” “our,” or “Exterran”), is a global market leader in the full service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, fabrication and aftermarket services. In our contract operations business line, we own a fleet of natural gas compression equipment and crude oil and natural gas production and processing equipment that we utilize to provide operations services to our customers. In our fabrication business line, we fabricate and sell equipment that is similar to the equipment that we own and utilize to provide contract operations to our customers. We also utilize our expertise and fabrication facilities to build equipment utilized in our contract operations services. Our fabrication business line also provides engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the construction of tank farms and the construction of evaporators and brine heaters for desalination plants. In what we refer to as “Total Solutions” projects, we can provide the engineering design, project management, procurement and construction services necessary to incorporate our products into complete production, processing and compression facilities. Total Solutions products are offered to our customers on a contract operations or on a turn-key sale basis. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, gas treating and oilfield power generation equipment.

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

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, advances to non-consolidated affiliates and notes receivable. We believe that the credit risk in temporary cash investments is limited because our cash is held in accounts with several financial institutions. Trade accounts and notes receivable are due from companies of varying size engaged principally in oil and natural gas activities throughout the world. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of products and the services we provide them and the terms of our contract operations service contracts.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During 2008, 2007 and 2006, our bad debt expense was $4.7 million, $2.7 million and $2.5 million, respectively.

Inventory

Inventory consists of parts used for fabrication or maintenance of natural gas compression equipment and facilities, processing and production equipment, and also includes compression units and production equipment that are held for sale. Inventory is stated at the lower of cost or market using the average-cost method. A reserve is recorded against inventory balances for estimated obsolescence based on specific identification and historical experience.

Trading Securities

From time to time, we purchase short-term debt securities denominated in U.S. dollars and exchange them for short-term debt securities denominated in local currency in Latin America to achieve more favorable exchange rates. These debt securities are classified as trading securities because we hold them for a short period of time and have frequent buying and selling. No trading securities were held as of December 31, 2008 and 2007.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

Compression equipment, facilities and other fleet assets	3 to 30 years
Buildings	20 to 35 years
Transportation, shop equipment and other	3 to 12 years

Major improvements that extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. When fleet units are sold, retired or otherwise disposed of, the gain or loss is recorded in other (income) expense, net. Interest is capitalized in connection with equipment and facilities meeting specific thresholds that are constructed for Exterran’s use in our contract operations business until such equipment is complete. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.

Computer software

Certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software, which ranges from three to five years. Costs related to the preliminary project stage, data conversion and the post-implementation/operation stage of an internal-use computer software development project are expensed as incurred.

Long-Lived Assets

We review for the impairment of long-lived assets, including property, plant and equipment, identifiable intangibles that are being amortized and assets held for sale whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. Identifiable intangibles are amortized over the assets’ estimated useful lives.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We hold investments in companies with operations in areas that relate to our business. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

Goodwill

Goodwill is reviewed for impairment annually or whenever events indicate impairment may have occurred.

Deferred Revenue

Deferred revenue is primarily comprised of billings related to jobs where revenue is recognized on the percentage-of-completion method that have not begun, milestone billings related to jobs where revenue is recognized on the completed contract method and deferred revenue on contract operations jobs that is expected to be recognized within one year.

Other (Income) Expense, Net

Other (income) expense, net is primarily comprised of gains and losses on foreign currency translation adjustments and on the sale of assets and trading securities.

Minority Interest

As of December 31, 2008 and 2007, minority interest was primarily comprised of the portion of Exterran Partners, L.P.’s (together with its subsidiaries, the “Partnership”) capital and earnings applicable to the limited partner interest in the Partnership not owned by us.

Income Taxes

We use the liability method for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Deferred income taxes are provided for the estimated income tax effect of temporary differences between financial and tax basis in assets and liabilities. Deferred tax assets are also provided for certain tax credit carryforwards. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority.

We intend to indefinitely reinvest certain earnings of our foreign subsidiaries in operations outside the U.S., and accordingly, we have not provided for U.S. federal income taxes on such earnings. We do provide for the U.S. and additional foreign taxes on earnings anticipated to be repatriated from our foreign subsidiaries.

We operate in more than 30 countries and, as a result, are subject to the jurisdiction of numerous domestic and foreign tax authorities. Our operations in these different jurisdictions are taxed on various basis: actual income before taxes, deemed profits (which are generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

Foreign Currency Translation

The financial statements of subsidiaries outside the U.S., except those for which we have determined that the U.S. dollar is the functional currency, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting gains and losses from the translation of accounts are included in accumulated other comprehensive income (loss) on our consolidated balance sheets. For subsidiaries for which we have determined that the U.S. dollar is the functional currency, translation gains and losses are included in other (income) expense, net on our consolidated statements of operations.

Hedging and Use of Derivative Instruments

We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We also use derivative financial instruments to minimize the risks caused by currency fluctuations in certain foreign currencies. We do not use derivative financial instruments for trading or other speculative purposes. We record interest rate swaps and foreign currency hedges on the balance sheet as either derivative assets or derivative liabilities measured at their fair value. Fair value for our derivatives was estimated using a combination of the market and income approach. Changes in the fair value of the derivatives designated as cash flow hedges are deferred in accumulated other comprehensive income (loss), net of tax, to the extent the contracts are effective as hedges until settlement of the underlying hedged transaction. To qualify for hedge accounting treatment, we must formally document, designate and assess the effectiveness of the transactions. If the necessary correlation ceases to exist or if the anticipated transaction becomes improbable, we would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swap agreements are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate. Amounts paid or received from foreign currency derivatives designated as hedges are recorded against revenue and matched with the revenue recognized on the related contract being hedged.

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

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted income (loss) per common share (in thousands):

	Years Ended December 31,
	2008	2007	2006

Weighted average common shares outstanding — used in basic income (loss) per common share	64,580	45,580	32,883
Net dilutive potential common stock issuable:
On exercise of options and vesting of restricted stock and restricted stock units	**	464	414
On settlement of employee stock purchase plan shares	**	2	—
On conversion of convertible junior subordinated notes due 2029	—	254	**
On conversion of convertible senior notes due 2008	**	**	**
On conversion of convertible senior notes due 2014	**	**	3,114

Weighted average common shares and dilutive potential common shares — used in diluted income (loss) per common share	64,580	46,300	36,411

**	Excluded from diluted income (loss) per common share as the effect would have been anti-dilutive.

Net income for the diluted earnings per share calculation for 2007 is adjusted to add back interest expense and amortization of financing costs, totaling $0.3 million, net of tax, relating to the convertible junior subordinated notes due 2029. Net income for the diluted earnings per share calculation for 2006 is adjusted to add back interest expense and amortization of financing costs, net of tax, relating to our convertible senior notes due 2014 totaling $4.7 million.

The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2008	2007	2006

Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock and restricted stock units	576	—	—
On exercise of options where exercise price is greater than average market value for the period	556	14	17
On settlement of employee stock purchase plan shares	16	—	—
On conversion of convertible junior subordinated notes due 2029	—	—	1,568
On conversion of convertible senior notes due 2008	299	1,420	1,420
On conversion of convertible senior notes due 2014	3,114	3,114	—

	4,561	4,548	3,005

Stock Options and Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments,” (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value, and (b) compensation cost for any share-based payments

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted subsequent to January 1, 2006, based on the grant-date fair value. On January 1, 2006, we recorded the cumulative effect of a change in accounting related to our adoption of SFAS No. 123(R) of $0.4 million (net of tax of $0) which relates to the requirement to estimate forfeitures on restricted stock awards.

For 2008, 2007 and 2006, stock-based compensation expense of $17.3 million, $23.3 million and $9.8 million, respectively, was recognized and included in the accompanying consolidated statements of operations. For 2008, 2007 and 2006, we recognized income tax benefits that were recorded as an addition to additional paid-in capital in our consolidated balance sheet of $10.7 million, $13.1 million and $3.6 million, respectively, for share-based compensation arrangements.

Upon the closing of the merger, each share of restricted stock issued by Hanover and each Hanover stock option was converted into Exterran restricted stock and stock options, respectively, based on the applicable exchange ratio, and each Hanover stock option and each share of restricted stock or restricted stock unit of Hanover granted prior to the date of the merger agreement and outstanding as of the effective time of the merger vested in full. As a result of the merger, we included $11.7 million within our stock-based compensation expense for 2007 due to the accelerated vesting of Hanover’s restricted stock and stock options.

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and changes in the fair value of derivative financial instruments, net of tax that are designated as cash flow hedges, and to the extent the hedge is effective. As a result of the changes in the fair values of derivatives designated as hedges, for 2008, we recorded a reduction to accumulated other comprehensive income (loss) of $42.6 million, which is net of tax of $31.8 million.

Financial Instruments

Our financial instruments include cash, receivables, payables, interest rate swaps, foreign currency hedges and debt. At December 31, 2007, the estimated values of such financial instruments approximated their carrying values as reflected in our consolidated balance sheets, except for fixed rate debt. At December 31, 2008, the estimated fair value of such financial instruments, except for debt, approximated their carrying value as reflected in our consolidated balance sheets. As a result of the current credit environment, we believe that the fair value of our floating rate debt does not approximate its carrying value as of December 31, 2008 due to the applicable margin on our floating rate debt being below market rates as of this date. The fair value of our fixed rate debt has been estimated primarily based on quoted market prices. The fair value of our floating rate debt has been estimated based on debt transactions that occurred near December 31, 2008. A summary of the fair value and carrying value of our debt as of December 31, 2008 and 2007 is shown in the table below:

	As of December 31, 2008		As of December 31, 2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Fixed rate debt	$144,088	$88,018	$336,924	$461,601
Floating rate debt	2,368,341	2,116,588	1,997,000	1,997,000

Total debt	$2,512,429	$2,204,606	$2,333,924	$2,458,601

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings (loss) unless specific hedging criteria

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2008 and 2007 financial statement classification including the reclassification of our used equipment sales to report these transactions within other (income) expense, net and reclassification of installation sales from Aftermarket Services to our Fabrication segment. Additionally, we reclassified costs relating to our supply chain department to include it as part of cost of sales rather than a component of selling, general and administrative expense.

Subsequent to the merger between Hanover and Universal, we evaluated our management process for analyzing the performance of our operations and changed our segment reporting in accordance with U.S. generally accepted accounting principles in order to enable investors to view our operations in a manner similar to the way management does. In 2006, our Fabrication segment originally reported three product lines: Compressor and Accessory Fabrication, Production and Processing Fabrication — Surface Equipment and Production and Processing Fabrication — Belleli. In 2007, we also renamed three of our segments as follows: U.S. Rentals is now referred to as North America Contract Operations; International Rentals is now referred to as International Contract Operations; and Parts, Service and Used Equipment is now referred to as Aftermarket Services. North America Contract Operations includes U.S. and Canada contract operations. The changes in our reportable segments, including the reclassification on the consolidated statements of operations of the related revenues and costs of sales (excluding depreciation and amortization), have been made to the 2006 financial information presented within this Annual Report on Form 10-K.

2.	Business Acquisitions

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

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The completion of the merger resulted in the acceleration of vesting of certain long-term incentive awards held by Hanover employees, including executive officers. On the merger date of August 20, 2007, there was approximately $13.1 million of unrecognized compensation expense related to restricted stock, stock options and cash incentive awards that were subject to acceleration of vesting and were expensed upon completion of the merger. Additionally, we recorded a charge on the merger date of approximately $8.4 million related to executives with change of control agreements who were entitled to payments under those agreements as a result of the merger.

During 2008 and 2007, merger and integration expenses related to the merger between Hanover and Universal were primarily comprised of acceleration of vesting of restricted stock, stock options and long-term cash incentives; professional fees; amortization of retention bonus awards; and change of control payments and severance for employees. Prior to the completion of the merger, the boards of directors of each of Hanover and Universal adopted a retention bonus plan of up to $10 million for each company. These plans provided for awards to certain key employees if such individuals remained employed by Exterran through a specific date or dates in 2008, or were terminated without cause prior to such dates.

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

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below indicates the purchase price allocation to Universal’s net tangible and identifiable intangible assets based on their estimated fair values as of August 20, 2007 (in thousands):

Fair Value

Current assets	$488,361
Property, plant and equipment	1,669,399
Goodwill	1,275,760
Intangible and other assets	229,705
Current liabilities	(317,932)
Long-term debt	(812,969)
Deferred income taxes	(236,072)
Other long-term liabilities	(21,225)
Minority interest	(192,460)

Purchase price	$2,082,567

Goodwill and Intangible Assets Acquired

The amount of goodwill of $1,275.8 million resulting from the merger is considered to have an indefinite life and will not be amortized. Instead, goodwill will be reviewed for impairment annually or more frequently if indicators of impairment exist. In the fourth quarter of 2008 we recorded a goodwill impairment charge of $1,148.4 million. See Note 9 for further discussion of this goodwill impairment charge. Approximately $91.5 million of the goodwill recognized from the merger was deductible for U.S. federal income tax purposes.

The amount of finite life intangible assets includes $159.6 million and $42.0 million associated with customer relationships and contracts, respectively. The intangible assets for customer relationships and contracts are being amortized through 2024 and 2015, respectively, based on the present value of expected income to be realized from these assets. Finite life intangible assets also include $12.0 million for the Universal fabrication backlog that existed on the date of the merger and is being amortized over 15 months.

Exterran Partners, L.P.

As a result of the merger, we became the indirect majority owner of the Partnership. The Partnership is a master limited partnership that was formed to provide natural gas contract operations services to customers throughout the U.S. In October 2006, the Partnership completed its initial public offering. As of December 31, 2008, a 44% limited partner ownership interest in the Partnership was held by public unitholders and we owned the remaining equity interest including all incentive distribution rights. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash and/or additional interests in the Partnership. As of December 31, 2008, the Partnership had a fleet of approximately 2,489 compressor units comprising approximately 1,026,124 horsepower, or 23% (by available horsepower) of our and the Partnership’s combined total U.S. horsepower.

We are party to an omnibus agreement with the Partnership and others (as amended and restated, the “Omnibus Agreement”), the terms of which include, among other things, our agreement to provide to the Partnership operational staff, corporate staff and support services; the terms governing our sales to the Partnership of newly fabricated equipment; the terms governing our transfers between the Partnership and us

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of compression equipment and an agreement by us to provide caps on the amount of cost of sales and selling, general and administrative (“SG&A”) expense that the Partnership must pay.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Hanover and Universal, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the transaction been consummated at the beginning of each period presented, nor is it necessarily indicative of future results. The pro forma information for 2007 and 2006 excludes non-recurring items related to merger and integration expenses. The pro forma information for 2007 and 2006 includes $77.1 million of debt extinguishment related charges and $61.9 million of fleet impairment charges incurred in the third quarter of 2007, as discussed in Note 11 and Note 20, respectively, below. The pro forma amounts represent the historical operating results of Hanover and Universal with adjustments for purchase accounting expenses and to conform accounting policies that affect revenues, cost of sales, SG&A expenses, depreciation and amortization, interest expense, other income (expense), net and income taxes (in thousands, except per share amounts).

	Years Ended December 31,
	2007	2006

Total revenues	$3,290,272	$2,548,177

Net income	$115,768	$166,184

Basic income per common share	$1.79	$2.65

Diluted income per common share	$1.77	$2.53

In January 2008, we acquired GLR Solutions Ltd. (“GLR”), a Canadian provider of water treatment products for the upstream petroleum and other industries, for approximately $25 million plus certain working capital adjustments and contingent payments of up to $22 million (Canadian) based on the performance of GLR over each of the three years ending December 31, 2010. Under the purchase method of accounting, the total preliminary purchase price was allocated to GLR’s net tangible and intangible assets based on their estimated fair value at the purchase date. This preliminary allocation resulted in goodwill and intangible assets of $12.5 million and $15.3 million, respectively. We are in the process of finalizing valuations related to identifiable intangible assets and residual goodwill. The preliminary allocation of the purchase price was based upon preliminary valuations and our estimates and assumptions are subject to change upon the completion of management’s review of the final valuations. Changes to the preliminary purchase price could impact future amortization expense and final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date, in accordance with GAAP. Goodwill associated with this acquisition was written off in the fourth quarter of 2008. See Note 9 for further discussion of this goodwill impairment charge. The intangible assets for customer relationships and patents are being amortized through 2027 based on the present value of expected income to be realized from these assets. The intangible assets for non-compete agreements and backlog will be amortized over five years and one year, respectively. The goodwill and intangible assets from this acquisition are not deductible for Canadian tax purposes.

In July 2008, we acquired EMIT Water Discharge Technology, LLC (“EMIT”), a leading provider of contract water management and processing services to the coalbed methane industry for approximately $108.6 million. Under the purchase method of accounting, the total purchase price was allocated to EMIT’s net tangible and intangible assets based on their estimated fair value at the purchase date. This allocation resulted in goodwill and intangible assets of $45.8 million and $41.7 million, respectively. The intangible assets for contracts and customer relationships are being amortized through 2017 and 2019, respectively, based on the present value of

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected income to be realized from these assets. The intangible assets for non-compete agreements and technology will be amortized through 2013 and 2027, respectively. The goodwill and intangible assets from this acquisition are deductible for U.S. federal income tax purposes.

3.	Dispositions

In February 2006, we sold our U.S. amine treating assets to Crosstex Energy Services L.P. (“Crosstex”) for approximately $51.5 million and recorded a pre-tax gain of $28.4 million that is included in other (income) expense, net in our consolidated statements of operations. The disposal of these assets did not meet the criteria established for recognition as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Our U.S. amine treating assets had revenues of approximately $7.6 million in 2005. Because we leased back from Crosstex one of the facilities sold in this transaction, approximately $3.3 million of additional gain was deferred into future periods. We also entered into a three-year strategic alliance with Crosstex.

During the first quarter of 2006, our board of directors approved management’s plan to dispose of the assets used in our fabrication facility in Canada, which was part of our fabrication segment. These assets were sold in May 2006 as part of management’s plan to improve overall operating efficiency in this line of business. The Canadian assets were sold for approximately $10.1 million and we recorded a pre-tax gain of approximately $8.0 million as a result of the transaction in other (income) expense, net in our consolidated statements of operations. The disposal of these assets did not meet the criteria established for recognition as discontinued operations under SFAS No. 144.

4.	Inventory

Inventory, net of reserves, consisted of the following amounts (in thousands):

	December 31,
	2008	2007

Parts and supplies	$318,035	$246,540
Work in progress	191,692	139,956
Finished goods	17,372	24,940

Inventory, net of reserves	$527,099	$411,436

During 2008, 2007 and 2006, we recorded approximately $2.5 million, $1.7 million and $2.3 million, respectively, in inventory write-downs and reserves for inventory, which were either obsolete, excess or carried at a price above market value. As of December 31, 2008 and 2007, we had inventory reserves of $18.4 million and $21.5 million, respectively.

5.	Fabrication Contracts

Costs, estimated earnings and billings on uncompleted contracts consisted of the following (in thousands):

	December 31,
	2008	2007

Costs incurred on uncompleted contracts	$1,522,102	$1,241,913
Estimated earnings	282,238	214,948

	1,804,340	1,456,861
Less — billings to date	(1,742,808)	(1,340,670)

	$61,532	$116,191

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Presented in the accompanying financial statements as follows (in thousands):

	December 31,
	2008	2007

Costs and estimated earnings in excess of billings on uncompleted contracts	$219,487	$203,932
Billings on uncompleted contracts in excess of costs and estimated earnings	(157,955)	(87,741)

	$61,532	$116,191

6.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2008	2007

Compression equipment, facilities and other fleet assets	$4,691,930	$4,359,936
Land and buildings	182,972	175,925
Transportation and shop equipment	190,365	147,797
Other	110,877	72,395

	5,176,144	4,756,053
Accumulated depreciation	(1,502,278)	(1,222,548)

Property, plant and equipment, net	$3,673,866	$3,533,505

Depreciation expense was $331.5 million, $235.2 million and $175.1 million in 2008, 2007 and 2006, respectively. Assets under construction of $252.3 million and $190.3 million are included in compression equipment, facilities and other fleet assets at December 31, 2008 and 2007, respectively. We capitalized $0.5 million, $1.4 million and $1.8 million of interest related to construction in process during 2008, 2007 and 2006, respectively.

7.	Intangible and Other Assets

Intangible and other assets consisted of the following (in thousands):

	December 31,
	2008	2007

Deferred debt issuance and leasing transactions costs, net	$13,993	$15,968
Notes and other receivables	4,283	6,615
Intangible assets, net	220,535	246,729
Deferred taxes	35,768	22,536
Other	24,493	19,609

Intangibles and other assets, net	$299,072	$311,457

Notes receivable result primarily from customers for sales of equipment or advances to other parties in the ordinary course of business.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets and deferred debt issuance costs consisted of the following (in thousands):

	December 31, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Deferred debt issuance costs	$20,541	$(6,548)	$25,210	$(9,242)
Marketing related (20 yr life)	750	(115)	2,178	(556)
Customer related (17-20 yr life)	172,220	(21,953)	191,331	(5,404)
Technology based (5 yr life)	32,360	(1,212)	710	(639)
Contract based (1-17 yr life)	75,814	(37,329)	72,069	(12,960)

Intangible assets and deferred debt issuance costs	$301,685	$(67,157)	$291,498	$(28,801)

Amortization of deferred debt issuance costs totaled $3.4 million, $4.7 million and $5.5 million in 2008, 2007 and 2006, respectively, and are recorded to interest expense in our consolidated statements of operations. Amortization of intangible costs totaled $42.1 million, $17.5 million and $0.8 million in 2008, 2007 and 2006, respectively. Customer related intangible assets acquired in connection with the merger are being amortized based upon the expected cash flows over a seventeen year period. Deferred financing costs of $16.4 million were written off in conjunction with the refinancing completed during the third quarter of 2007 and recorded to debt extinguishment costs in our consolidated statements of operations.

Estimated future intangible and deferred debt issuance cost amortization expense is as follows (in thousands):

2009	$36,024
2010	31,971
2011	28,177
2012	23,559
2013	18,446
Thereafter	96,351

$234,528

8.	Investments in Non-Consolidated Affiliates

Investments in affiliates that are not controlled by Exterran but where we have the ability to exercise significant influence over the operations are accounted for using the equity method. Our share of net income or losses of these affiliates is reflected in the consolidated statements of operations as equity in income (loss) of non-consolidated affiliates. Our primary equity method investments are comprised of entities that own, operate, service and maintain compression and other related facilities, as well as water injection plants. Our equity method investments totaled approximately $83.9 million and $86.1 million at December 31, 2008 and 2007, respectively.

Our ownership interest and location of each equity method investee at December 31, 2008 is as follows:

	Ownership
	Interest	Location	Type of Business

PIGAP II	30.0%	Venezuela	Gas Compression Plant
El Furrial	33.3%	Venezuela	Gas Compression Plant
SIMCO/Harwat Consortium	35.5%	Venezuela	Water Injection Plant

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized balance sheet information for investees accounted for by the equity method is as follows (on a 100% basis, in thousands):

	December 31,
	2008	2007

Current assets	$219,518	$194,835
Non-current assets	403,162	426,268
Current liabilities, including current debt	259,396	85,232
Long-term debt payable	28,063	247,045
Other non-current liabilities	136,760	124,809
Owners’ equity	198,460	164,017

Summarized earnings information for these entities for 2008, 2007 and 2006 is as follows (on a 100% basis, in thousands):

	Years Ended December 31,
	2008	2007	2006

Revenues	$208,148	$192,923	$199,029
Operating income	104,543	91,718	86,421
Net income	46,922	29,683	20,003

We own 35.5% of the SIMCO/Harwat Consortium, which owns, operates and services water injection plants in Venezuela. During the third quarter of 2007, we determined that the financial condition and near and long-term prospects of our investment in the SIMCO/Harwat Consortium had declined and that we had a loss in our investment that was not temporary. This decline was primarily caused by increased costs to operate their business that are not expected to improve in the near term. In the third quarter of 2007, we recorded an impairment of our investment in the SIMCO/Harwat Consortium of $6.7 million, which is reflected as a charge in equity in income (loss) of non-consolidated affiliates in our consolidated statements of operations.

Due to unresolved disputes with its customer, the Venezuelan national oil company, SIMCO management sent a notice to that customer in the fourth quarter of 2008 stating that SIMCO may not be able to continue to fund its operations if some of its outstanding disputes are not resolved and paid in the near future. On February 25, 2009, we received notice that the Venezuelan National Guard has occupied SIMCO’s facilities and has begun a transition of the management of SIMCO’s operations to the Venezuelan national oil company. The ultimate outcome of these actions is unknown at this time.

At December 31, 2008, we evaluated our investment in this joint venture and do not believe our investment was impaired; however, we cannot provide assurances that we will not have an impairment of this investment in the future. At December 31, 2008, our investment in the SIMCO/Harwat Consortium was $6.7 million.

Current liabilities includes a total of $177 million of PIGAP II and El Furrial debt at December 31, 2008 which was in technical default triggered by past due payments from their sole customer, the Venezuelan state-owned oil company, under the related services contracts. Management of PIGAP II and El Furrial are in discussion with the associated lenders to obtain waivers.

During 2008, 2007 and 2006, we received approximately $3.7 million, $8.5 million and $17.6 million, respectively, in dividends from our joint ventures. At December 31, 2008 and 2007 we had cumulatively recognized approximately $14.4 million and $3.8 million, respectively, of earnings, net of tax, in excess of distributions from these joint ventures.

In connection with our investment in El Furrial and the SIMCO/Harwat Consortium, we guaranteed our portion of certain debt in the joint venture related to these projects. We guaranteed approximately $21.1 million

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $24.0 million of the debt that was on the books of the El Furrial joint venture as of December 31, 2008 and 2007, respectively. These amounts are not recorded on our books.

9.	Goodwill

Goodwill acquired in connection with business combinations represents the excess of consideration over the fair value of tangible and identifiable intangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed, as well as in determining the allocation of goodwill to the appropriate reporting units.

We perform our goodwill impairment test in the fourth quarter of every year, or whenever events indicate impairment may have occurred, to determine if the estimated recoverable value of each of our reporting units exceeds the net carrying value of the reporting unit, including the applicable goodwill.

The first step in performing a goodwill impairment test is to compare the estimated fair value of each reporting unit with its recorded net book value (including the goodwill) of the respective reporting unit. If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the reporting unit. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill for the reporting unit, and the recorded amount is written down to the hypothetical amount, if lower.

Because quoted market prices for our reporting units are not available, management must apply judgment in determining the estimated fair value of these reporting units for purposes of performing the annual goodwill impairment test. Management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets.

We determine the fair value of our reporting units using a combination of the expected present value of future cash flows and a market approach. Each approach is weighted 50% in determining our calculated fair value. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the reporting units’ earnings before interest, tax, depreciation and amortization.

In the second half of 2008, there were severe disruptions in the credit and capital markets and reductions in global economic activity which had significant adverse impacts on stock markets and oil-and-gas-related commodity prices, both of which we believe contributed to a significant decline in our stock price and corresponding market capitalization. We determined that the fourth quarter 2008 continuation and deepening recession and financial market crisis, along with the continuing decline in the market value of our common stock resulted in an impairment of all of the goodwill in our North America contract operations reporting unit. These factors impacted our estimated weighted average cost of capital and multiples used in determining the fair value of our reporting units in the fourth quarter of 2008.

Our North America contract operations reporting unit failed step one of the goodwill impairment test and we recorded an estimated impairment of goodwill in our North America contract operations reporting unit of $1,148.4 million in the fourth quarter of 2008. The goodwill impairment charge is estimated as we are in the process of finalizing valuations including identifiable intangible assets, debt and property, plant and equipment. The amount of the goodwill impairment charge will be finalized by the end of the first quarter of 2009. All of our other reporting units passed step one of the goodwill impairment test. If for any reason the fair value of

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our goodwill or that of any of our reporting units declines below the carrying value in the future, we may incur additional goodwill impairment charges.

The table below presents the change in the net carrying amount of goodwill, including the impact of the purchase price allocation for Universal, for 2008 and 2007 (in thousands):

		Acquisitions/
		Dispositions/
	December 31,	Purchase	Impact of Foreign	Goodwill	December 31,
	2007	Adjustments	Currency Translation	Impairment	2008

North America contract operations	$1,114,181	$40,210	$(6,020)	$(1,148,371)	$—
International contract operations	176,885	6,332	(8,476)	—	174,741
Aftermarket services	66,042	187	(5,091)	—	61,138
Fabrication	98,773	9,232	(3,258)	—	104,747

Total	$1,455,881	$55,961	$(22,845)	$(1,148,371)	$340,626

	December 31,	Acquisitions/	Impact of Foreign	Goodwill	December 31,
	2006	Dispositions	Currency Translation	Impairment	2007

North America contract operations	$97,071	$1,017,110	$—	$—	$1,114,181
International contract operations	37,654	137,359	1,872	—	176,885
Aftermarket services	31,982	34,060	—	—	66,042
Fabrication	14,391	84,382	—	—	98,773

Total	$181,098	$1,272,911	$1,872	$—	$1,455,881

10.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2008	2007

Accrued salaries and other benefits	$77,033	$108,464
Accrued income and other taxes	139,892	100,910
Accrued warranty expense	6,541	6,498
Accrued interest	7,834	12,397
Accrued other liabilities	75,661	93,584
Interest rate swaps fair value	30,424	4,310

Accrued liabilities	$337,385	$326,163

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2008	2007

Revolving credit facility due 2012	269,591	180,000
Term loan	800,000	800,000
2007 ABS Facility notes due 2012	900,000	800,000
Partnership’s revolving credit facility due 2011	281,250	217,000
Partnership’s term loan facility due 2011	117,500	—
4.75% convertible senior notes due 2008	—	192,000
4.75% convertible senior notes due 2014	143,750	143,750
Other, interest at various rates, collateralized by equipment and other assets	338	1,174

	2,512,429	2,333,924
Less current maturities	(101)	(997)

Long-term debt	$2,512,328	$2,332,927

Following the merger of Hanover and Universal, we completed a refinancing of a significant amount of our outstanding debt. We entered into a $1.65 billion senior secured credit facility and a $1.0 billion asset-backed securitization facility.

Exterran Senior Secured Credit Facility

On August 20, 2007, we entered into a senior secured credit agreement (the “Credit Agreement”) with various financial institutions as the lenders. The Credit Agreement consists of (i) a five year revolving senior secured credit facility (the “Revolver”) in the aggregate amount of $850 million, which includes a variable allocation for a Canadian tranche and the ability to issue letters of credit under the facility and (ii) a six year term loan senior secured credit facility, in the aggregate amount of $800 million with principal payments due on multiple dates through June 2013 (collectively, the “Credit Facility”). Subject to certain conditions as of December 31, 2008, at our request and with the approval of the lenders, the aggregate commitments under the Credit Facility may be increased by an additional $300 million less certain adjustments.

As of December 31, 2008, we had $269.6 million in outstanding borrowings and $347.0 million in letters of credit outstanding under the Revolver. In September 2008, Lehman Brothers, one of the lenders under our Revolver, filed for bankruptcy protection. As of December 31, 2008, Lehman Brothers was not able to fund its portion of the unfunded commitments under our Revolver. Therefore, our ability to borrow under this facility has been reduced by $3.2 million as of December 31, 2008. Additional borrowings of up to approximately $230.2 million were available under that facility as of December 31, 2008 after taking into account Lehman Brothers inability to fund future amounts. Our ability to borrow under this facility could be further reduced in the future by up to $8.4 million as of December 31, 2008, which represents Lehman Brothers’ pro rata portion of outstanding borrowings and letters of credit under our revolving credit facility at December 31, 2008.

The Credit Agreement bears interest, if the borrowings are in U.S. dollars, at LIBOR or a base rate, at our option, plus an applicable margin or, if the borrowings are in Canadian dollars, at U.S. dollar LIBOR, U.S. dollar base rate or Canadian prime rate, at our option, plus the applicable margin or the Canadian dollar bankers’ acceptance rate. The base rate is the higher of the U.S. Prime Rate or the Federal Funds Rate plus 0.5%. The applicable margin varies depending on the debt ratings of our senior secured indebtedness (i) in the

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

case of LIBOR loans, from 0.65% to 1.75% or (ii) in the case of base rate or Canadian prime rate loans, from 0.0% to 0.75%. The applicable margin at December 31, 2008 was 0.825%. At December 31, 2008 all amounts outstanding were LIBOR loans and the weighted average interest rate, excluding the effect of interest rate swaps, was 2.2%.

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, limitations on incurrence of indebtedness, investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. We must also maintain, on a consolidated basis, required leverage and interest coverage ratios. Additionally, the Credit Agreement contains customary conditions, representations and warranties, events of default and indemnification provisions. Our indebtedness under the Credit Facility is collateralized by liens on substantially all of our personal property in the U.S. The assets of the Partnership and our wholly-owned subsidiary, Exterran ABS 2007 LLC (along with its subsidiary, “Exterran ABS”), are not collateral under the Credit Agreement. Exterran Canada’s indebtedness under the Credit Facility is collateralized by liens on substantially all of its personal property in Canada. We have executed a U.S. Pledge Agreement pursuant to which we and our significant subsidiaries (as defined in the Credit Agreement) are required to pledge our equity and the equity of certain subsidiaries. The Partnership and Exterran ABS are not pledged under this agreement and do not guarantee debt under the Credit Facility.

Exterran Asset-Backed Securitization Facility

On August 20, 2007, Exterran ABS entered into a $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”) and issued $400 million in notes under this facility. On September 18, 2007, an additional $400 million of notes were issued under this facility. In October 2008, we borrowed an additional $100 million on this facility. Interest and fees payable to the noteholders accrue on these notes at a variable rate consisting of one month LIBOR plus an applicable margin. For outstanding amounts up to $800 million, the applicable margin is 0.825%. For amounts outstanding over $800 million, the applicable margin is 1.35%. The weighted average interest rate at December 31, 2008 on borrowings under the 2007 ABS Facility, excluding the effect of interest rate swaps, was 1.4%. The 2007 ABS Facility is revolving in nature and is payable in July 2012. The amount outstanding at any time is limited to the lower of (i) 80% of the appraised value of the natural gas compression equipment owned by Exterran ABS and its subsidiaries (ii) 4.5 times free cash flow or (iii) the amount calculated under an interest coverage test. The related indenture contains customary terms and conditions with respect to an issuance of asset-backed securities, including representations and warranties, covenants and events of default.

Repayment of the 2007 ABS Facility has been secured by a pledge of all of the assets of Exterran ABS, consisting primarily of a fleet of natural gas compressors and the related contracts to provide compression services to our customers. Under the 2007 ABS Facility, we had $7.6 million of restricted cash as of December 31, 2008.

The Partnership Revolving Credit Facility and Term Loan

The Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership (together with the Partnership, the “Partnership Borrowers”), entered into a senior secured credit agreement in 2006. The five year revolving credit facility under the credit agreement was expanded in 2007 from $225 million to $315 million and matures in October 2011. As of December 31, 2008, there were $281.3 million in outstanding borrowings under the Partnership’s revolving credit facility and $33.7 million was available for additional borrowings.

The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on its leverage ratio, varies (i) in the case of LIBOR loans, from 1.0% to 2.0% or (ii) in the case of base rate loans, from 0.0% to 1.0%. The base rate is

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the higher of the U.S. Prime Rate or the Federal Funds Rate plus 0.5%. At December 31, 2008, all amounts outstanding were LIBOR loans and the applicable margin was 1.5%. The weighted average interest rate on the outstanding balance at December 31, 2008, excluding the effect of interest rate swaps, was 4.0%.

In May 2008, the Partnership Borrowers entered into an amendment to its senior secured credit agreement that increased the aggregate commitments under that facility to provide for a $117.5 million term loan facility. The $117.5 million term loan was funded during July 2008 and $58.3 million was drawn on the Partnership’s revolving credit facility, which together were used to repay debt assumed by the Partnership concurrent with the acquisition by the Partnership from us of certain contract operations customer service agreements and a fleet of compressor units used to provide compression services under those agreements and to pay other costs incurred associated with this transaction. The $117.5 million term loan is non-amortizing but must be repaid with the net proceeds from any equity offerings of the Partnership until paid in full. All amounts outstanding under the senior secured credit facility mature in October 2011.

The term loan bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on its leverage ratio, varies (i) in the case of LIBOR loans, from 1.5% to 2.5% or (ii) in the case of base rate loans, from 0.5% to 1.5%. Borrowings under the term loan will be subject to the same credit agreement and covenants as the Partnership’s revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings of the Partnership, on a dollar-for-dollar basis. At December 31, 2008, all amounts outstanding were LIBOR loans and the applicable margin was 2.0%. The weighted average interest rate on the outstanding balance of the Partnership’s term loan at December 31, 2008, excluding the effect of interest rate swaps, was 2.5%.

Subject to certain conditions, at the Partnership’s request and with the approval of the lenders, the aggregate commitments under the senior secured credit facility may be increased by an additional $17.5 million. This amount will be increased on a dollar-for-dollar basis with each repayment under the term loan facility.

Borrowings under the credit agreement are secured by substantially all of the personal property assets of the Partnership Borrowers. In addition, all of the membership interests of the Partnership’s U.S. restricted subsidiaries has been pledged to secure the obligations under the credit agreement.

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

4.75% Convertible Senior Notes

In March 2001, we issued $192 million aggregate principal amount of 4.75% Convertible Senior Notes due March 15, 2008, and in December 2003 we issued $143.75 million aggregate principal amount of 4.75% Convertible Senior Notes due January 15, 2014. In connection with the closing of the merger, on August 20, 2007, we executed supplemental indentures between Hanover and the trustees, pursuant to which Exterran Holdings, Inc. agreed to fully and unconditionally guarantee the obligations of Hanover relating to the 4.75% Convertible Senior Notes due 2008 and the 4.75% Convertible Senior Notes due 2014 (collectively, the “Convertible Notes”). Hanover, renamed Exterran Energy Corp., the issuer of the Convertible Notes, is a wholly-owned subsidiary of Exterran Holdings, Inc. that has no independent assets or operations, as defined in Regulation S-X Article 3-10. Exterran Holdings, Inc. does not have any other subsidiaries that are not owned by Exterran Energy Corp. There are no significant restrictions on the ability of Exterran Holdings, Inc. to obtain funds from Exterran Energy Corp. by dividend or loan.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

7.25% Convertible Junior Subordinated Notes due 2029

From December 2006 through May 2007, we called for redemption portions of our 7.25% Convertible Junior Subordinated Notes due 2029 (“Jr. TIDES Notes”). The Jr. TIDES Notes were owned by the Hanover Compressor Capital Trust (the “Trust”), a subsidiary of ours. The Trust was required to call a like amount of the 7.25% Convertible Preferred Securities (“TIDES Preferred Securities”) held by the public. Holders of the TIDES Preferred Securities converted their securities into 1.6 million shares of our common stock prior to their respective redemption dates; the remaining TIDES Preferred Securities were redeemed and discharged on their respective redemption dates. All $86.3 million of Jr. TIDES Notes and TIDES Preferred Securities have been redeemed and discharged.

Senior Notes

We commenced tender offers and consent solicitations in July 2007 for (i) $200 million in aggregate principal amount of our 8.625% Senior Notes due 2010 (the “8.625% Notes”), (ii) $200 million in aggregate principal amount of our 9.0% Senior Notes due 2014 (the “9.0% Notes”) and (iii) $150 million in aggregate principal amount of our 7.5% Senior Notes due 2013 (the “7.5% Notes”). On August 20, 2007, following completion of the merger, we satisfied and discharged all of our outstanding 9.0% Notes and 7.5% Notes and all of the 8.625% Notes that were tendered. During the fourth quarter of 2007, we called and redeemed the remaining $0.1 million of 8.625% Notes that were not tendered during the third quarter of 2007.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Debt Compliance

We were in compliance with our debt covenants as of December 31, 2008. A default under one or more of our debt agreements would in some situations trigger cross-default provisions under certain agreements relating to our debt obligations.

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

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term Debt Maturity Schedule

Contractual maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2008 are as follows (in thousands):

	December 31,
	2008

2009	$20,101	(1)
2010	40,152
2011	458,800
2012	1,529,626
2013	320,000
Thereafter	143,750

Total debt	$2,512,429

(1)	$20 million of the maturities due in 2009 are classified as long-term because we have the intent and ability to refinance these maturities with available credit.

12.	Accounting for Derivatives

We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We also use derivative financial instruments to minimize the risks caused by currency fluctuations in certain foreign currencies. We do not use derivative financial instruments for trading or other speculative purposes. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

In March 2004, we entered into two interest rate swaps, which we designated as fair value hedges, to hedge the risk of changes in fair value of our 8.625% Senior Notes due 2010 resulting from changes in interest rates. These interest rate swaps, under which we received fixed payments and made floating payments, resulted in the conversion of the hedged obligation into floating rate debt. As a result of the repayment of the 8.625% Senior Notes in August 2007, we terminated these interest rate swaps, which resulted in a charge to interest expense of $7.0 million.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes, by individual hedge instrument, our interest rate swaps as of December 31, 2008 (dollars in thousands):

						Fair Value of
						Swap at
			Floating Rate to be	Notional		December 31, 2008
Fixed Rate to be Paid	Inception Date	Maturity Date	Received	Amount		asset (liability)

4.035%	August 20, 2007(4)	March 31, 2010	Three Month LIBOR	$31,250	(1)	(526)
4.007%	August 20, 2007(4)	March 31, 2010	Three Month LIBOR	31,250	(1)	(520)
3.990%	August 20, 2007(4)	March 31, 2010	Three Month LIBOR	31,250	(1)	(516)
4.057%	August 20, 2007(4)	March 31, 2010	Three Month LIBOR	31,250	(1)	(527)
4.675%	September 11, 2007	August 20, 2012	One Month LIBOR	154,704	(2)	(14,250)
4.744%	September 11, 2007	July 20, 2012	One Month LIBOR	233,478	(2)	(22,197)
4.668%	September 12, 2007	July 20, 2012	One Month LIBOR	150,000	(2)	(13,088)
5.210%	August 20, 2007(4)	January 20, 2013	One Month LIBOR	52,397	(2)	(4,143)
4.450%	August 20, 2007(4)	September 20, 2019	One Month LIBOR	39,091	(2)	(3,547)
5.020%	August 20, 2007(4)	October 20, 2019	One Month LIBOR	50,330	(2)	(7,573)
5.275%	August 20, 2007(4)	December 1, 2011	Three Month LIBOR	125,000	(3)	(10,925)
5.343%	August 20, 2007(4)	October 20, 2011	Three Month LIBOR	40,000	(3)	(3,401)
5.315%	August 20, 2007(4)	October 20, 2011	Three Month LIBOR	40,000	(3)	(3,361)
3.080%	January 28, 2008	January 28, 2011	Three Month LIBOR	50,000		(1,493)
3.075%	January 28, 2008	January 28, 2011	Three Month LIBOR	50,000		(1,486)
3.062%	January 28, 2008	January 28, 2011	Three Month LIBOR	50,000		(1,474)
3.100%	January 28, 2008	January 28, 2011	Three Month LIBOR	50,000		(1,512)
3.065%	January 28, 2008	January 28, 2011	Three Month LIBOR	50,000		(1,477)
3.072%	January 28, 2008	January 28, 2011	Three Month LIBOR	50,000		(1,490)
3.280%	October 22, 2008	August 20, 2012	One Month LIBOR	40,000	(2)	(1,845)
3.485%	October 29, 2008	August 20, 2012	One Month LIBOR	45,000	(2)	(2,357)
2.340%	October 4, 2008	December 30, 2011	One Month LIBOR	100,000		(1,827)

				$1,495,000		$(99,535)

(1)	These swaps amortize ratably over the life of the swap.

(2)	Certain of these swaps amortize while the notional amounts of others increase in corresponding amounts to maintain a consistent outstanding notional amount of $765 million.

(3)	These swaps are expected to offset changes in expected cash flows due to fluctuations in the variable rate of the Partnership’s debt.

(4)	We assumed these interest rate swaps on August 20, 2007 as a result of the merger. These swaps have been designated as cash flow hedges to hedge the risk of variability of LIBOR based interest rate payments related to variable rate debt.

Interest rate swap balances as of December 31, 2008 are presented in the accompanying condensed consolidated balance sheet as follows (in thousands):

December 31,
2008

Accrued liabilities	$30,424
Other long-term liabilities	69,111

Net interest rate swap balance	$99,535

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have designated these interest rate swaps as cash flow hedging instruments pursuant to the criteria of SFAS No. 133 so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine if the swap agreements are still effective and to calculate any ineffectiveness. For 2008 and 2007, we recorded approximately $2.1 million and $1.0 million, respectively, of interest expense due to the ineffectiveness related to these swaps.

In April 2008, we entered into a foreign currency hedge to reduce our foreign exchange risk associated with cash flows we will receive under a contract in Kuwaiti Dinars. This hedge did not qualify for hedge accounting treatment. At December 31, 2008, the remaining notional amount of the derivative was approximately 14.1 million Kuwaiti Dinars. Gains and losses on this foreign currency hedge are included in other (income) expense, net in our condensed consolidated statements of operations. The fair value of this derivative at December 31, 2008 was a liability of approximately $2.0 million.

In December 2008, we entered into a foreign currency hedge to reduce our foreign exchange risk associated with cash flows we will receive under two contracts in Euros. This hedge qualified for hedge accounting treatment. At December 31, 2008, the remaining notional amount of the derivative was approximately 9.9 million Euros. Changes in the fair value of this hedge are recognized as a component of comprehensive income (loss) and are included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The amounts recognized as a component of other comprehensive income (loss) will be reclassified into earnings (loss) in the periods in which the underlying foreign exchange exposure is realized. The fair value of this derivative at December 31, 2008 was a liability of approximately $1.3 million.

The counterparties to our derivative agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.

13.	Fair Value of Derivatives

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. We have performed an analysis of our interest rate swaps and the foreign currency hedge to determine the significance and character of all inputs to their fair value determination. Based on this assessment, the adoption of the required portions of this standard did not have a material effect on our net asset values. However, the adoption of the standard does require us to provide additional disclosures about the inputs we use to develop the measurements and the effect of certain measurements on changes in net assets for the reportable periods as contained in our periodic filings.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories.

•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or prices vary substantially over time or among brokered market makers.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect our own assumptions regarding how market participants would price the asset or liability based on the best available information.

The following table summarizes the valuation of our derivatives under SFAS No. 157 pricing levels as of December 31, 2008 (in thousands):

		Quoted
		Market
		Prices in	Significant	Significant
		Active	Other	Unobservable
		Markets	Observable	Inputs
	Total	(Level 1)	Inputs (Level 2)	(Level 3)

Interest rate swaps asset (liability)	$(99,535)	$—	$(99,935)	$—
Foreign currency derivatives asset (liability)	(3,312)	—	(3,312)	—

Our interest rate swaps and our foreign currency derivatives are recorded at fair value utilizing a combination of the market and income approach to fair value. We used discounted cash flows and market based methods to compare similar derivative instruments.

14.	Income Taxes

The components of income (loss) from continuing operations before income taxes and minority interest were as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

United States	$(1,006,037)	$(45,443)	$60,230
Foreign	107,760	98,213	54,274

Income (loss) from continuing operations before income taxes and minority interest	$(898,277)	$52,770	$114,504

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006

Current tax provision:
U.S. federal	$2,686	$147	$468
State	5,170	3,603	1
Foreign	62,141	40,621	26,657

Total current	69,997	44,371	27,126

Deferred tax provision (benefit):
U.S. federal	(19,450)	(20,076)	(9,135)
State	55	798	(1,158)
Foreign	(13,405)	(13,199)	11,949

Total deferred	(32,800)	(32,477)	1,656

Provision for income taxes	$37,197	$11,894	$28,782

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes for 2008, 2007 and 2006 resulted in effective tax rates on continuing operations of (4.1)%, 22.5% and 25.1%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Income taxes at U.S. federal statutory rate of 35%	$(314,397)	$18,469	$40,076
Net state income taxes	3,645	2,932	1,518
Foreign taxes	15,061	6,966	17,151
Minority interest	(5,588)	(2,182)	—
Foreign tax credits	(13,808)	(8,555)	—
FIN 48/SFAS No. 5	(404)	2,046	10
Valuation allowances	1,157	(9,583)	(35,493)
Executive compensation	655	1,914	438
Goodwill impairment	351,849	—	—
Other	(973)	(113)	5,082

Provision for income taxes	$37,197	$11,894	$28,782

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are (in thousands):

	December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$347,670	$394,615
Inventory	3,133	8,228
Alternative minimum tax credit carryforwards	9,509	6,823
Accrued liabilities	36,585	39,514
Foreign tax credit carryforwards	78,780	73,374
Capital loss carryforwards	—	3,126
Other	67,189	31,800

Subtotal	542,866	557,480
Valuation allowances	(15,207)	(30,863)

Total deferred tax assets	527,659	526,617

Deferred tax liabilities:
Property, plant and equipment	(520,714)	(586,493)
Basis difference in the Partnership	(94,670)	(47,461)
Goodwill and intangibles	(19,963)	(82,421)
Other	(48,248)	(35,032)

Total deferred tax liabilities	(683,595)	(751,407)

Net deferred tax liabilities	$(155,936)	$(224,790)

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax balances are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2008	2007

Current deferred income tax assets	$38,782	$41,648
Intangibles and other assets	35,768	22,536
Accrued liabilities	(4,688)	(7,076)
Deferred income tax liabilities	(225,798)	(281,898)

Net deferred tax liabilities	$(155,936)	$(224,790)

At December 31, 2008, we had U.S. federal net operating loss carryforwards of approximately $860.0 million that are available to offset future taxable income. If not used, the carryforwards will begin to expire in 2021. We also had approximately $122.0 million of net operating loss carryforwards in certain foreign jurisdictions, approximately $11.6 million of which has no expiration date, $70.8 million of which is subject to expiration from 2009 to 2013, and the remainder of which expires in future years through 2023. Foreign tax credit carryforwards of $78.8 million and alternative minimum tax credit carryforwards of $9.5 million are available to offset future payments of U.S. federal income tax. The foreign tax credits will expire in varying amounts beginning in 2013, whereas the alternative minimum tax credits may be carried forward indefinitely under current U.S. tax law.

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

Foreign tax credits that are not utilized in the year they are generated can be carried forward for 10 years offsetting payments of U.S. federal income taxes on a dollar-for-dollar basis. We believe that we will generate sufficient taxable income in the future from our operating activities as well as from the transfer of U.S. contract operations customer contracts and assets to the Partnership that will cause us to use our net operating loss carryforwards. After the utilization of our net operating loss carryforwards, we expect that we will be able to utilize our foreign tax credits within the 10-year carryforward period.

We record valuation allowances when it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions in the future. If we do not meet our expectations with respect to taxable income, we may not realize the full benefit from our deferred tax assets which would require us to record a valuation allowance in our tax provision in future years.

We have not provided U.S. federal income taxes on indefinitely (or permanently) reinvested cumulative earnings of approximately $630.6 million generated by our foreign subsidiaries. Such earnings are from ongoing operations which will be used to fund international growth. In the event of a distribution of those earnings in the form of dividends, we may be subject to both foreign withholding taxes and U.S. federal income taxes net of allowable foreign tax credits.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007, which resulted in a reduction to stockholders’ equity of $3.7 million. Together with a

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$12.7 million tax reserve balance at December 31, 2006, on the date of adoption, we had $16.4 million of unrecognized tax benefits. Included in the components of unrecognized tax benefits was $3.8 million of accrued interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is shown below (in thousands):

	Years Ended December 31,
	2008	2007

Beginning balance	$14,624	$12,652
Additions based on tax positions related to the current year	501	1,443
Additions based on tax positions related to prior years	31	2,700
Additions due to acquisition	—	920
Reductions based on tax positions related to prior years	(1,171)	—
Reductions due to settlements and lapses of applicable statutes of limitations	(115)	(3,091)

Ending balance	$13,870	$14,624

At December 31, 2008, we had $13.9 million of unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate. At December 31, 2007, we had $14.6 million of unrecognized tax benefits, $13.4 million of which, if recognized would affect the effective tax rate. We also have recorded $3.4 million and $5.4 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions as of December 31, 2008 and 2007, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense.

We and our subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in numerous state and foreign jurisdictions. We are subject to U.S. federal income tax examinations for tax years beginning from 1997 onward and the Internal Revenue Service has yet to commence an examination of our U.S. federal income tax returns for such tax years.

State income tax returns are generally subject to examination for a period of three to five years after filing of the returns. However, the state impact of any U.S. federal audit adjustments and amendments remain subject to examination by various states for a period of up to one year after formal notification to the states. As of December 31, 2008, we did not have any state audits underway that would have a material impact on our financial position or results of operations.

We are subject to examination by taxing authorities throughout the world, including major foreign jurisdictions such as Argentina, Brazil, Canada, Italy, Mexico and Venezuela. With few exceptions, we and our subsidiaries are no longer subject to foreign income tax examinations for tax years before 2001. Several foreign audits are currently in progress and we do not expect any tax adjustments that would have a material impact on our financial position or results of operations.

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to December 31, 2009. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from these estimates.

15.	Common Stockholders’ Equity

On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. In December 2008, our board of directors increased the share repurchase

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

program, from $200 million to $300 million, and extended the expiration date of the authorization, from August 19, 2009 to December 15, 2010. Under the stock repurchase program, we may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We may also implement all or part of the repurchases under a Rule 10b5-1 trading plan, so as to provide the flexibility to extend our share repurchases beyond the quarterly purchasing window. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, and will be at management’s discretion. Repurchases under the program may commence or be suspended at any time without prior notice. The stock repurchase program may be funded through cash provided by operating activities or borrowings. During 2008, we repurchased 4,157,821 shares of our common stock at an aggregate cost of $99.9 million. Since the program was initiated, we have repurchased 5,416,221 shares of our common stock at an aggregate cost of $199.9 million. At December 31, 2008, we were authorized to purchase up to an additional $100.1 million worth of our common stock under the stock repurchase program.

The Exterran Holdings, Inc. 2007 Amended and Restated Stock Incentive Plan (the “2007 Plan”) allows us to withhold shares to us upon vesting of restricted stock at the current market price to cover the minimum level of taxes required to be withheld on the vesting date. We purchased 15,441 of our shares from participants for approximately $1.0 million during 2008 to cover tax withholding. The 2007 Plan is administered by the compensation committee of our board of directors.

16.	Stock-Based Compensation and Awards

The following table presents the stock-based compensation expense included in our results of operations (in thousands):

	Years Ended December 31,
	2008	2007	2006

Stock options and unit options	$4,481	$1,757	$1,721
Restricted stock, restricted stock units and phantom units	13,023	21,152	8,052
Unit appreciation rights	(1,078)	248	—
Employee stock purchase plan	899	154	—

Total stock-based compensation expense	$17,325	$23,311	$9,773

Upon the closing of the merger, each share of restricted stock issued by Hanover and each Hanover stock option was converted into Exterran restricted stock and stock options, respectively, based on the applicable exchange ratio, and each Hanover stock option and each share of restricted stock or restricted stock unit of Hanover granted prior to the date of the merger agreement and outstanding as of the effective time of the merger vested in full. As a result of the merger, we included $11.7 million within our stock-based compensation expense for 2007 related to the accelerated vesting of Hanover’s restricted stock and stock options.

Stock Incentive Plan

On August 20, 2007, we adopted the 2007 Plan, which was previously approved by each of the stockholders of Hanover and Universal and provides for the granting of stock-based awards in the form of options, restricted stock, restricted stock units, stock appreciation rights and performance awards to our employees and directors. Under the 2007 Plan, the aggregate number of shares of common stock that may be issued may not exceed 4,750,000. Grants of options and stock appreciation rights count as one share against the aggregate share limit, and grants of restricted stock and restricted stock units count as two shares against the aggregate share limit. Awards granted under the 2007 Plan that are subsequently cancelled, terminated or forfeited remain available for future grant.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

Under the 2007 Plan, stock options are granted at fair market value at the date of grant, are exercisable in accordance with the vesting schedule established by the compensation committee of our board of directors in its sole discretion and expire no later than seven years after the date of grant. Options generally vest 33 1/3% on each of the first three anniversaries of the grant date.

The weighted average fair values at date of grant for options granted during 2008 and 2007 were $16.54 and $23.92, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Years Ended December 31,
	2008	2007	2006

Expected life in years	4.5	4.5	—
Risk-free interest rate	2.41%	4.27%	—
Volatility	29.08%	27.18%	—
Dividend yield	0.0%	0.0%	—

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

The following table presents stock option activity for 2008 (in thousands, except per share data and remaining life in years):

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life	Value

Options outstanding, December 31, 2007	1,798	$36.37
Granted	528	58.57
Exercised	(168)	30.82
Cancelled	(131)	54.62

Options outstanding, December 31, 2008	2,027	$41.50	5.2	$756

Options exercisable, December 31, 2008	1,459	$33.98	4.7	$756

Intrinsic value is the difference between the market value of our stock and exercise price of each option multiplied by the number of options outstanding for those options where the market value exceeds their

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise price. The total intrinsic value of stock options exercised during 2008, 2007 and 2006 was $6.6 million, $36.1 million and $4.2 million, respectively. As of December 31, 2008, $7.6 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over the weighted-average period of 2.2 years.

Restricted Stock and Restricted Stock Units

For grants of restricted stock and restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the date of grant. Common stock subject to restricted stock grants generally vests 33 1/3% on each of the first three anniversaries of the grant date.

The following table presents restricted stock and restricted stock units activity for 2008 (shares in thousands).

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share

Non-vested restricted stock, December 31, 2007	299	$71.52
Granted	420	63.92
Vested	(99)	70.27
Cancelled	(85)	67.67

Non-vested restricted stock, December 31, 2008	535	$66.46

As of December 31, 2008, $22.9 million of unrecognized compensation cost related to non-vested restricted stock is expected to be recognized over the weighted-average period of 2.0 years.

Employee Stock Purchase Plan

On August 20, 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter or the last trading day of the quarter, whichever is lower. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. A total of 650,000 shares of our common stock have been authorized and reserved for issuance under the ESPP. At December 31, 2008, 574,010 shares remained available for purchase under the ESPP. Under SFAS No. 123(R), our ESPP plan is compensatory, and as a result, we record an expense on our consolidated statements of operations related to our ESPP.

Directors’ Stock and Deferral Plan

On August 20, 2007, we adopted the Exterran Holdings, Inc. Directors’ Stock and Deferral Plan. The purpose of the Directors’ Stock and Deferral Plan is to provide non-employee directors of the board of directors with an opportunity to elect to receive our common stock as payment for a portion or all of their retainer and meeting fees. The number of shares to be paid each quarter will be determined by dividing the dollar amount of fees elected to be paid in common stock by the closing sales price per share of the common stock on the last day of the quarter. In addition, directors who elect to receive a portion or all of their fees in the form of common stock may also elect to defer, until a later date, the receipt of a portion or all of their fees to be

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received in common stock. We have reserved 100,000 shares under the Directors’ Stock and Deferral Plan, and as of December 31, 2008, 95,358 shares remain available to be issued under the plan.

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

Partnership Long-Term Incentive Plan

The Partnership has a long-term incentive plan that was adopted by Exterran GP LLC, the general partner of its general partner, in October 2006 for employees, directors and consultants of the Partnership, us or the Partnership’s respective affiliates. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,035,378 common units, common unit options, restricted units and phantom units. The long-term incentive plan is administered by the board of directors of Exterran GP LLC or a committee thereof (the “Plan Administrator”).

Unit options will have an exercise price that is not less than the fair market value of the units on the date of grant and will become exercisable over a period determined by the Plan Administrator. Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Plan Administrator, cash equal to the fair value of a common unit.

In October 2008, the Partnership’s long-term incentive plan was amended to allow the Partnership the option to settle any exercised unit options in a cash payment equal to the fair market value of the number of common units that it would otherwise issue upon exercise of such unit option less the exercise price and any amounts required to meet withholding requirements. This modification resulted in the portion of the award we expect to settle in cash changing to a liability based award. This did not impact our total compensation expense recognized during 2008 due to the modification date fair value and the December 31, 2008 fair value each being lower than the grant date fair value of the affected unit options.

Partnership Unit Options

As of December 31, 2008, the Partnership had 591,429 outstanding unit options. The unit options vest on January 1, 2009 and expire on December 31, 2009.

The following table presents unit option activity for 2008 (remaining life in years, intrinsic value in thousands):

			Weighted
		Weighted	Average	Aggregate
	Unit	Average	Remaining	Intrinsic
	Options	Exercise Price	Life	Value

Unit options outstanding, December 31, 2007	593,572	$23.76
Granted	—	—
Cancelled	(2,143)	21.00

Unit options outstanding, December 31, 2008	591,429	$23.77	—	$—

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intrinsic value is the difference between the market value of the Partnership’s units and the exercise price of each unit option multiplied by the number of unit options outstanding for those unit options where the market value exceeds their exercise price. As of December 31, 2008, there is no unrecognized compensation cost related to non-vested unit options.

Partnership Phantom Units

During 2008, the Partnership granted 44,310 phantom units to officers and directors of Exterran GP LLC and certain of our employees, which settle 33 1/3% on each of the first three anniversaries of the grant date. No phantom units vested during 2008.

		Weighted
		Average
		Grant-Date
	Phantom	Fair Value
	Units	per Unit

Phantom units outstanding, December 31, 2007	9,432	$25.87
Granted	44,310	32.22
Forfeited	(5,590)	32.22

Phantom units outstanding, December 31, 2008	48,152	$30.98

As of December 31, 2008, $0.9 million of unrecognized compensation cost related to non-vested phantom units is expected to be recognized over the weighted-average period of 1.8 years

17.	Retirement Benefit Plan

Our 401(k) retirement plan provides for optional employee contributions up to the Internal Revenue Service limitation and discretionary employer matching contributions. We recorded matching contributions of $7.4 million, $4.7 million and $3.4 million during 2008, 2007 and 2006, respectively.

18.	Related Party Transaction

On August 20, 2007, Mr. Ernie L. Danner, a non-employee director at the time, entered into a consulting agreement with us pursuant to which we engaged Mr. Danner, on a month-to-month basis, to provide consulting services. In consideration of the services rendered, we paid Mr. Danner a consulting fee of approximately $29,500 per month and reimbursed Mr. Danner for expenses incurred on our behalf. The consulting agreement terminated in February 2008. In October 2008, Mr. Danner was hired as our Chief Operating Officer.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Commitments and Contingencies

Rent expense for 2008, 2007 and 2006 was approximately $22.7 million, $13.7 million and $7.7 million, respectively. Commitments for future minimum rental payments with terms in excess of one year at December 31, 2008 are as follows (in thousands):

December 31, 2008

2009	$8,887
2010	6,321
2011	4,944
2012	4,541
2013	3,788
Thereafter	18,421

Total	$46,902

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	December 31, 2008

Indebtedness of non-consolidated affiliates:
El Furrial(1)	2013	$21,066
Other:
Performance guarantees through letters of credit(2)	2009 – 2013	303,007
Standby letters of credit	2009 – 2011	28,697
Commercial letters of credit	2009	32,404
Bid bonds and performance bonds(2)	2009 – 2012	135,546

Maximum potential undiscounted payments		$520,720

(1)	We have guaranteed the amount shown, which is a percentage of the total debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate.

(2)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.

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

In January 2007, Universal acquired B.T.I. Holdings Pte Ltd (“B.T.I.”) and its wholly-owned subsidiary B.T. Engineering Pte Ltd, a Singapore based fabricator of oil and natural gas, petrochemical, marine and offshore equipment, including pressure vessels, floating, production, storage and offloading process modules, terminal buoys, turrets, natural gas compression units and related equipment. We have paid $1.9 million based on the earnings of B.T.I. for the year ended March 31, 2008 and we may be required to pay up to $18.1 million based on earnings of B.T.I. over the year ended March 31, 2009.

See Note 2 for a discussion of the contingent purchase price related to our acquisition of GLR.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to unresolved disputes with its customer, the Venezuelan national oil company, SIMCO management sent a notice to that customer in the fourth quarter of 2008 stating that SIMCO may not be able to continue to fund its operations if some of its outstanding disputes are not resolved and paid in the near future. On February 25, 2009, we received notice that the Venezuelan National Guard has occupied SIMCO’s facilities and has begun a transition of the management of SIMCO’s operations to the Venezuelan national oil company. The ultimate outcome of these actions is unknown at this time.

At December 31, 2008, we evaluated our investment in this joint venture and do not believe our investment was impaired; however, we cannot provide assurances that we will not have an impairment of this investment in the future. At December 31, 2008, our investment in the SIMCO/Harwat Consortium was $6.7 million.

The natural gas service operations business can be hazardous, involving unforeseen circumstances such as uncontrollable flows of natural gas or well fluids and fires or explosions. As is customary in the natural gas service operations industry, we review our safety equipment and procedures and carry insurance against some, but not all, risks of our business. Our insurance coverage includes property damage, general liability and commercial automobile liability and other coverage we feel is appropriate. In addition, we have a minimal amount of insurance on our offshore assets. We believe that our insurance coverage is customary for the industry and adequate for our business, however, losses and liabilities not covered by insurance would increase our costs.

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

20.	Fleet Impairments

We are involved in a project in the Cawthorne Channel in Nigeria (the “Cawthorne Channel Project”), in which Global Gas and Refining Ltd., a Nigerian entity (“Global”), has contracted with an affiliate of Royal Dutch Shell plc (“Shell”) to process natural gas from some of Shell’s Nigerian oil and natural gas fields. Pursuant to a contract between us and Global, we provide natural gas compression and natural gas processing services from a barge-mounted facility we own that is stationed in a Nigerian coastal waterway. We completed the building of the required barge-mounted facility and Global declared our portion of the project suitable for commercial operations in November 2005. Our contract with Global has a term of 10 years that commenced when the project was declared commercial. The facility is subject to Global’s purchase option that is exercisable for the remainder of the term of the contract. Under the terms of a series of contracts between us, Global, Shell and several other counterparties, Global is primarily responsible for the overall project.

The area in Nigeria where the Cawthorne Channel Project is located has experienced local civil unrest and violence, and natural gas delivery from Shell to the Cawthorne Channel Project was stopped from June 2006 to June 2007. As a result, the Cawthorne Channel Project did not operate during this period. From July 2007 through March 2008, we received and processed some natural gas from Shell. In early April 2008, shipments of natural gas from Shell to us were halted and we did not receive gas for the majority of the second quarter of 2008. We began receiving some natural gas again from Shell in July 2008. However, in late July 2008, a

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vessel owned by a third party that provides storage and splitting services for the liquids processed by our facility was the target of a local security incident. As a result, processing operations on the Cawthorne Channel Project ceased for the remainder of 2008.

During 2008, we received approximately $8.3 million in payments related to the Cawthorne Channel Project, which we applied against outstanding receivables. Although we believe we are entitled to payments from Global and have accordingly invoiced Global, the collectibility of future amounts is not reasonably assured. Therefore, we billed but did not recognize revenue related to the Cawthorne Channel Project during 2008.

As a result of ongoing operational difficulties and taking into consideration the project’s historical performance and recent declines in commodity prices, we undertook an assessment of our estimated future cash flows from the Cawthorne Channel Project. Based on the analysis we completed, we believe that we will not recover all of our remaining investment in the Cawthorne Channel Project. Accordingly, we recorded an impairment charge of $21.6 million in our fourth quarter 2008 results to reduce the carrying amount of our assets associated with the Cawthorne Channel Project to their estimated fair value which is reflected in fleet impairment expense in our consolidated statements of operations. If future events or circumstances further reduce our expectations of future cash flows from these assets, we may have to record additional impairments on our remaining net assets associated with the Cawthorne Channel Project. At December 31, 2008 our net investment in assets associated with the Cawthorne Channel Project was $15.0 million.

Following completion of the merger between Hanover and Universal, our management reviewed the compression fleet assets used in our North America Contract Operations segment that existed at the merger date. Management reviewed our fleet for units that would not be of the type, configuration, make or model that we would want to continue to offer due to the cost to refurbish the equipment, the incremental costs of maintaining more types of equipment and the increased financial flexibility of the new company to build new units in the configuration currently in demand by our customers. Prior to the merger, we had planned to rebuild or reconfigure these units over time to make them into the configurations currently in demand by customers.

We performed a cash flow analysis of the expected proceeds from the disposition to determine the fair value for the fleet assets we will no longer utilize in our operations. The net book value of these assets, which were owned by Hanover prior to the merger, exceeded the fair value by $61.9 million, and was recorded as a long-lived asset impairment in the third quarter of 2007. The impairment is recorded in fleet impairment expense in our consolidated statements of operations. Our plan to dispose of the identified fleet assets did not meet the criteria to be classified as assets held for sale under SFAS No. 144. No impairment charge was recorded on units previously owned by Universal as the intended use/disposition was considered as part of fair value of these units in the allocation of the purchase price.

During the first quarter of 2008, management identified certain fleet units that will not be used in our contract operations business in the future and recorded a $1.5 million impairment in the first quarter of 2008. During the third quarter of 2008, we recorded a $1.0 million impairment related to the loss sustained on offshore units that were on platforms which capsized during Hurricane Ike.

21.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which provides a single definition of fair value, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, in February 2008, the FASB issued a FASB Staff Position that defers the effective date to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value on at least an annual basis. We adopted the required undeferred provisions

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of SFAS No. 157 on January 1, 2008, and the adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. We do not expect the adoption of the deferred provisions of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with an exception for the accounting for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions. After the adoption of SFAS No. 141(R), the provisions of SFAS No. 141(R) will also apply to adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R). We do not expect the adoption of SFAS No. 141(R) will have a material impact on our consolidated financial statements, although we are unable to predict its impact on future potential acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS No. 160 will have a material impact on our net income (loss), but will result in the reclassification of minority interest into equity in our consolidated balance sheets.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. We do not expect the adoption of SFAS No. 161 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), in accordance with GAAP. FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of FSP FAS 142-3 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), unless the embedded conversion option is required to be separately accounted for as a derivative, be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008; however, early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The adoption of FSP APB 14-1 will result in higher interest expense recognized in our financial statements to reflect our nonconvertible debt borrowing rate. The adoption of FSP APB 14-1 will also result in the equity component of our convertible debt balance being reclassified from liabilities to equity.

22.	Industry Segments and Geographic Information

We manage our business segments primarily based upon the type of product or service provided. We have four principal industry segments: North America Contract Operations, International Contract Operations, Aftermarket Services and Fabrication. The North America and International Contract Operations segments primarily provide natural gas compression services, production and processing equipment services and maintenance services to meet specific customer requirements on Exterran-owned assets. The Aftermarket Services segment provides a full range of services to support the surface production, compression and processing needs of customers, from parts sales and normal maintenance services to full operation of a customer’s owned assets. The Fabrication segment involves (i) design, engineering, installation, fabrication and sale of natural gas compression units and accessories and equipment used in the production, treating and processing of crude oil and natural gas and (ii) engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the construction of tank farms and the construction of evaporators and brine heaters for desalination plants.

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

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We evaluate the performance of our segments based on gross margin for each segment. Revenues include only sales to external customers. We do not include intersegment sales when we evaluate the performance of our segments. Our chief executive officer does not review asset information by segment.

No individual customer accounted for more than 10% of our consolidated revenues during any of the periods presented. The following tables present sales and other financial information by industry segment, a reconciliation of our revenues and geographic data for the 2008, 2007 and 2006. The results below for 2007 include 134 days of Universal’s operations from the merger date of August 20, 2007 through December 31, 2007.

	North America	International			Reportable
	Contract	Contract	Aftermarket		Segments
	Operations	Operations	Services	Fabrication	Total	Other(1)	Consolidated
		(In thousands)

2008:
Revenue from external customers	$790,573	$516,891	$381,617	$1,489,572	$3,178,653	$—	$3,178,653
Gross margin(2)	448,708	325,595	77,187	269,516	1,121,006	—	1,121,006
Total assets	2,489,309	1,358,572	213,469	720,411	4,781,761	1,310,866	6,092,627
Capital expenditures	253,232	189,187	5,632	25,093	473,144	36,126	509,270
2007:
Revenue from external customers	$551,140	$336,807	$274,489	$1,378,049	$2,540,485	$—	$2,540,485
Gross margin(2)	318,902	209,946	59,992	233,469	822,309	—	822,309
Total assets	3,647,354	1,221,118	173,016	649,342	5,690,830	1,172,693	6,863,523
Capital expenditures	193,817	128,778	—	22,902	345,497	6,693	352,190
2006:
Revenue from external customers	$384,292	$263,228	$179,043	$766,758	$1,593,321	$—	$1,593,321
Gross margin(2)	227,738	166,597	39,410	113,039	546,784	—	546,784
Total assets	1,358,018	637,723	162,688	324,075	2,482,504	588,385	3,070,889
Capital expenditures	138,686	87,641	—	17,529	243,856	2,727	246,583

Geographic Data

	U.S.	Venezuela	Other	Consolidated
		(In thousands)

2008:
Revenues from external customers	$1,567,379	$159,735	$1,451,539	$3,178,653
Property, plant and equipment, net	$2,581,287	$217,633	$874,946	$3,673,866
2007:
Revenues from external customers	$1,250,048	$125,181	$1,165,256	$2,540,485
Property, plant and equipment, net	$2,443,663	$215,685	$874,157	$3,533,505
2006:
Revenues from external customers	$882,245	$111,771	$599,305	$1,593,321
Property, plant and equipment, net	$1,250,656	$190,514	$422,282	$1,863,452

(1)	Includes corporate related items.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Gross margin, a non-GAAP financial measure, is reconciled to net income (loss) below.

The following table reconciles net income (loss) to gross margin (in thousands):

	Years Ended December 31,
	2008	2007	2006

Net income (loss)	$(947,349)	$34,569	$86,523
Selling, general and administrative	374,737	265,057	197,282
Merger and integration expenses	11,475	46,723	—
Depreciation and amortization	373,602	252,716	175,927
Fleet impairment	24,109	61,945	—
Goodwill impairment	1,148,371	—	—
Interest expense	129,723	130,092	123,496
Debt extinguishment costs	—	70,150	5,902
Equity in income of non-consolidated affiliates	(23,974)	(12,498)	(19,430)
Other (income) expense, net	(18,760)	(44,646)	(50,897)
Provision for income taxes	37,197	11,894	28,782
Minority interest, net of tax	12,273	6,307	—
Income from discontinued operations, net of tax	(398)	—	(368)
Gain from sale of discontinued operations, net of tax	—	—	(63)
Cumulative effect of accounting change, net of tax	—	—	(370)

Gross margin	$1,121,006	$822,309	$546,784

EXTERRAN HOLDINGS, INC.
SELECTED QUARTERLY UNAUDITED FINANCIAL DATA

In the opinion of management, the summarized quarterly financial data below (in thousands, except per share amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our financial position and the results of operations for the respective periods:

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)

2008(1):
Revenue from external customers	$740,089	$812,211	$795,962	$830,391
Gross profit(2)	203,050	171,855	201,449	201,762
Net income (loss)	49,371	21,660	37,033	(1,055,413)
Income (loss) per common share:
Basic	$0.76	$0.33	$0.57	$(16.70)
Diluted	$0.73	$0.33	$0.56	$(16.70)
2007(3):
Revenue from external customers	$447,978	$494,529	$744,602	$853,376
Gross profit(2)	107,375	115,312	97,596	208,927
Net income (loss)	25,402	26,063	(75,391)	58,495
Income (loss) per common share:
Basic	$0.76	$0.76	$(1.55)	$0.90
Diluted	$0.71	$0.71	$(1.55)	$0.87

(1)	During the fourth quarter of 2008, we recorded a $1,148.4 million goodwill impairment charge, a $21.6 million fleet asset impairment charge and a benefit of $14.1 million for a recovery of previously expensed cost overruns on a loss contract. During the second quarter of 2008, we recorded $31.8 million in total cost overruns on two projects in the Eastern Hemisphere.

(2)	Gross profit is defined as revenue less cost of sales and direct depreciation and amortization expense.

(3)	During the fourth quarter of 2007, we recorded $9.3 million for merger and integration expenses. During the third quarter of 2007, we recorded $34.0 million for merger and integration expenses, $77 million in refinancing charges, $61.9 million for fleet asset impairment charges and $6.7 million for impairment of an investment in a non-consolidated affiliate.

SCHEDULE II
EXTERRAN HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to					Balance at
	Beginning	Costs and	Charged to				End of
Description	of Period	Expenses	Other Accounts		Deductions		Period
	(In thousands)

Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
2008	$10,846	$4,736	$—		$746	(2)	$14,836
2007	4,938	2,650	5,063	(1)	1,805	(2)	10,846
2006	4,751	2,465	—		2,278	(2)	4,938
Allowance for obsolete and slow moving inventory deducted from inventories in the balance sheet
2008	$21,472	$2,522	$—		$5,631	(3)	$18,363
2007	11,912	1,672	11,003	(1)	3,115	(3)	21,472
2006	11,797	2,293	—		2,178	(3)	11,912
Allowance for deferred tax assets not expected to be realized
2008	$30,863	$12,029	$—		$27,685	(4)	$15,207
2007	46,996	5,243	1,173	(1)	22,549	(4)	30,863
2006	75,420	13,061	—		41,485	(4)	46,996

(1)	Amount represents increase in allowances related to the purchase price allocations for the Universal merger.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Obsolete inventory written off at cost, net of value received.

(4)	Reflects expected realization of deferred tax assets and amounts credited to other accounts for stock-based compensation excess tax benefits, expiring net operating losses and changes in tax rates.

S-1

EXHIBIT INDEX

Exhibit No.	Description

2.1	Contribution, Conveyance and Assumption Agreement, dated June 25, 2008, by and among Exterran Holdings, Inc., Hanover Compressor Company, Hanover Compression General Holdings, LLC, Exterran Energy Solutions, L.P., Exterran ABS 2007 LLC, Exterran ABS Leasing 2007 LLC, EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed June 26, 2008
3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 20, 2007
3.2	Second Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
4.1	First Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and Wilmington Trust Company, as Trustee, for the 4.75% Convertible Senior Notes due 2008, incorporated by reference to Exhibit 10.14 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
4.2	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.1	Senior Secured Credit Agreement, dated August 20, 2007, by and among Exterran Holdings, Inc., as the U.S. Borrower and a Canadian Guarantor, Exterran Canada, Limited Partnership, as the Canadian Borrower, Wachovia Bank, National Association, individually and as U.S. Administrative Agent, Wachovia Capital Finance Corporation (Canada), individually and as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., individually and as Syndication Agent; Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc. as the Joint Lead Arrangers and Joint Book Runners, Bank of America, N.A., Calyon New York Branch and Fortis Capital Corp., as the Documentation Agents, and each of the lenders parties thereto or which becomes a signatory thereto (the “Credit Agreement”), incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.2	U.S. Guaranty Agreement, dated as of August 20, 2007, made by Exterran, Inc., EI Leasing LLC, UCI MLP LP LLC, Exterran Energy Solutions, L.P. and each of the subsidiary guarantors that become a party thereto from time to time, as guarantors, in favor of Wachovia Bank, National Association, as the U.S. Administrative Agent for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.3	U.S. Pledge Agreement made by Exterran Holdings, Inc., Exterran, Inc., Exterran Energy Solutions, L.P., Hanover Compression General Holdings LLC, Hanover HL, LLC, Enterra Compression Investment Company, UCI MLP LP LLC, UCO General Partner, LP, UCI GP LP LLC, and UCO GP, LLC, and each of the subsidiaries that become a party thereto from time to time, as the Pledgors, in favor of Wachovia Bank, National Association, as U.S. Administrative Agent for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.4	U.S. Collateral Agreement, dated as of August 20, 2007, made by Exterran Holdings, Inc., Exterran, Inc., Exterran Energy Solutions, L.P., EI Leasing LLC, UCI MLP LP LLC and each of the subsidiaries that become a party thereto from time to time, as grantors, in favor of Wachovia Bank, National Association, as U.S. Administrative Agent, for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.5	Canadian Collateral Agreement, dated as of August 20, 2007 made by Exterran Canada, Limited Partnership, together with any other significant Canadian subsidiary that executes a joinder agreement and becomes a party to the Credit Agreement, in favor of Wachovia Capital Finance Corporation (Canada), as Canadian Administrative Agent, for the Canadian Tranche Revolving Lenders under the Credit Agreement, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed August 23, 2007

Exhibit No.		Description

10.6		Indenture, dated August 20, 2007, by and between Exterran ABS 2007 LLC, as Issuer, Exterran ABS Leasing 2007 LLC, as Exterran ABS Lessor, and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $1,000,000,000 asset-backed securitization facility consisting of $1,000,000,000 of Series 2007-1 Notes (the “Indenture”), incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.7		Series 2007-1 Supplement, dated as of August 20, 2007, to the Indenture, incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.8		Guaranty, dated as of August 20, 2007, issued by Exterran Holdings, Inc. for the benefit of Exterran ABS 2007 LLC as Issuer, Exterran ABS Leasing 2007 LLC, as Equipment Lessor and Wells Fargo Bank, National Association, , as Indenture Trustee, incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.9		Management Agreement, dated as of August 20, 2007, by and between Exterran, Inc., as Manager, Exterran ABS Leasing 2007 LLC as ABS Lessor and Exterran ABS 2007 LLC, as Issuer, incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.10		Intercreditor and Collateral Agency Agreement, dated as of August 20, 2007, by and among Exterran, Inc., in its individual capacity and as Manager, Exterran ABS 2007 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, various financial institutions as lenders thereto and JP Morgan Chase Bank, N.A., in its individual capacity and as Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.11		Intercreditor and Collateral Agency Agreement, dated as of August 20, 2007, by and among Exterran Energy Solutions, L.P., in its individual capacity and as Manager, Exterran ABS 2007 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, various financial institutions as lenders thereto and Wells Fargo Bank, National Association, in its individual capacity and as Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.12**	Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed August 20, 2007
10.13		Amendment No. 1, dated as of June 25, 2007, to Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Exterran Holdings, Inc. (formerly Iliad Holdings, Inc.), Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed August 20, 2007
10.14		Amended and Restated Contribution, Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC, UCLP Leasing LLC and Universal Compression Partners, L.P., incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed July 11, 2007
10.15		Omnibus Agreement, dated October 20, 2006, by and among Universal Compression Partners, L.P., UC Operating Partnership, L.P., UCO GP, LLC, UCO General Partner, LP, Universal Compression, Inc., Universal Compression Holdings, Inc. and UCLP OLP GP LLC, incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed October 26, 2006
10.16		First Amendment to Omnibus Agreement, dated July 9, 2007, by and among Universal Compression Partners, L.P., Universal Compression Holdings, Inc., Universal Compression, Inc., UCO GP, LLC, UCO General Partner, LP and UCLP Operating LLC, incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed July 11, 2007
10.17		First Amended and Restated Omnibus Agreement, dated as of August 20, 2007, by and among Exterran Holdings, Inc., Exterran, Inc., UCO GP, LLC, UCO General Partner, LP, Exterran Partners, L.P., EXLP Operating LLC and Exterran Energy Solutions, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended), incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007

Exhibit No.		Description

10.18		Amendment No. 1, dated as of July 30, 2008, to First Amended and Restated Omnibus Agreement, dated as of August 20, 2007, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended), incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10.19		Office Lease Agreement by and between RFP Lincoln Greenspoint, LLC and Exterran Energy Solutions, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 30, 2007
10	.20†	Exterran Holdings, Inc. 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2007
10	.21†	Exterran Holdings, Inc. Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.22†*	First Amendment to Exterran Holdings, Inc. Directors’ Stock and Deferral Plan
10	.23†	Exterran Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.24†	Exterran Holdings, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.25†	Exterran Employees’ Supplemental Savings Plan, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.26†	Exterran Annual Performance Pay Plan, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.27†	First Amendment to Universal Compression, Inc. 401(k) Retirement and Savings Plan, incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed August 3, 2007
10	.28†	Amendment Number Two to Universal Compression Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed August 3, 2007
10	.29†	Form of Incentive Stock Option Award Notice, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.30†	Form of Non-Qualified Stock Option Award Notice, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.31†	Form of Restricted Stock Award Notice, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.32†	Form of Restricted Stock Unit Award Notice, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.33†	Form of Grant of Unit Appreciation Rights, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.34†	Form of Amendment to Grant of Unit Appreciation Rights, incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed August 3, 2007
10	.35†*	Form of Second Amendment to Grant of Unit Appreciation Rights
10	.36†	Form of Directors’ Non-Qualified Stock Option Award Notice, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
10	.37†	Form of Directors’ Restricted Stock Award Notice, incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
10	.38†	Form of Amendment to Incentive and Non-Qualified Stock Option Award Agreements of Ernie L. Danner, incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed August 3, 2007
10	.39†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.40†	Consulting Agreement between Exterran Holdings, Inc. and Ernie L. Danner, dated August 20, 2007, incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 8-K filed August 23, 2007

Exhibit No.		Description

10	.41†	Form of Exterran Holdings, Inc. Change of Control Agreement, incorporated by reference to Exhibit 10.19 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.42†	Form of First Amendment to Exterran Holdings, Inc. Change of Control Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10	.43†	Change of Control Agreement with Ernie L. Danner, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 10, 2008
10	.44†	Form of Amendment No. 1 to Hanover Compressor Company Change of Control Agreement, incorporated by reference to Exhibit 10.20 of Exterran the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.45†	Amendment No. 2 to Hanover Compressor Company Change of Control Agreement with Norman A. Mckay, incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10	.46†	Letter dated March 15, 2001, with respect to certain retirement benefits to be provided to Stephen A. Snider, incorporated by reference to Exhibit 10.43 of Universal Compression Holdings, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2001
10	.47†*	First Amendment to Incentive Stock Option Agreements with Stephen A. Snider
10	.48†*	First Amendment to Non-qualified Stock Option Agreements with Stephen A. Snider
10	.49†*	First Amendment to Restricted Stock Agreement with Stephen A. Snider
10	.50†*	First Amendment to Exterran Holdings, Inc. Award Notice for Time-Vested Incentive Stock Option for Stephen A. Snider
10	.51†*	First Amendment to Exterran Holdings, Inc. Award Notice for Time-Vested Non-qualified Stock Option for Stephen A. Snider
10	.52†*	First Amendment to Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock for Stephen A. Snider
10	.53†*	Second Amendment to Grant of Unit Appreciation Rights for Stephen A. Snider
21	.1*	List of Subsidiaries
23	.1*	Consent of Deloitte & Touche LLP
23	.2*	Consent of PricewaterhouseCoopers LLP
24	.1*	Power of Attorney (included on signature page)
31	.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	The registrant hereby agrees to supplementally furnish to the staff, on a confidential basis, a copy of any omitted schedule upon the staff’s request.