Form 10-Q
period 2009-03-31
EXTERRAN HOLDINGS INC.
filed 2009-05-07
CIK 1389050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the common stock of the registrant outstanding as of April 30, 2009: 62,443,294 shares.

Page
PART I. UNAUDITED FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Comprehensive Income (Loss)	5
Condensed Consolidated Statements of Equity	6
Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	34
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 5. Other Information	37
Item 6. Exhibits	38
SIGNATURES	39
Form of Award Notice for Time-Vested Incentive Stock Option
Form of Award Notice for Time-Vested Non-Qualified Stock Option
Form of Award Notice for Time-Vested Restricted Stock
Form of Award Notice for Time-Vested Restricted Stock for Directors
Form of Award Notice for Time-Vested Stock-Settled Restricted Stock Units
Award Notice for Time-Vested Incentive Stock Option for Stephen A. Snider
Award Notice for Time-Vested Non-Qualified Stock Option for Stephen A. Snider
Award Notice for Time-Vested Restricted Stock for Stephen A. Snider
Consulting Agreement - Stephen A. Snider
Amendment No. 2 to Amended and Restated 2007 Stock Incentive Plan
Certification of the CEO Pursuant to Section 302
Certification of the CFO Pursuant to Section 302
Certification of the CEO Pursuant to Section 906
Certification of the CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$113,580	$126,391
Restricted cash	11,552	7,563
Accounts receivable, net of allowance of $16,556 and $14,836, respectively	738,705	625,356
Inventory, net	663,964	527,099
Costs and estimated earnings in excess of billings on uncompleted contracts	123,526	219,487
Current deferred income taxes	28,939	38,782
Other current assets	157,687	150,452

Total current assets	1,837,953	1,695,130
Property, plant and equipment, net	3,681,265	3,673,866
Goodwill, net	341,834	340,626
Intangible and other assets, net	283,655	299,072
Investments in non-consolidated affiliates	1,217	83,933

Total assets	$6,145,924	$6,092,627

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	$99	$101
Accounts payable, trade	218,829	224,174
Accrued liabilities	328,043	337,385
Deferred revenue	246,125	197,606
Billings on uncompleted contracts in excess of costs and estimated earnings	215,427	157,955

Total current liabilities	1,008,523	917,221
Long-term debt	2,553,809	2,512,328
Other long-term liabilities	193,282	209,203
Deferred income taxes	226,531	225,798

Total liabilities	3,982,145	3,864,550
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share, 250,000,000 shares authorized; 68,001,690 and 67,202,109 shares issued, respectively	680	672
Additional paid-in capital	3,360,325	3,354,922
Accumulated other comprehensive loss	(103,453)	(94,767)
Accumulated deficit	(1,075,496)	(1,016,082)
Treasury stock – 5,559,721 and 5,535,671 common shares, at cost, respectively	(201,352)	(200,959)

Total Exterran stockholders’ equity	1,980,704	2,043,786

Noncontrolling interest	183,075	184,291

Total equity	2,163,779	2,228,077

Total liabilities and equity	$6,145,924	$6,092,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
North America contract operations	$194,393	$199,076
International contract operations	123,012	119,892
Aftermarket services	77,879	84,172
Fabrication	342,609	336,949

	737,893	740,089

Costs and Expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	83,705	88,288
International contract operations	45,301	39,385
Aftermarket services	61,200	66,927
Fabrication	286,714	263,743
Selling, general and administrative	91,518	89,687
Merger and integration expenses	—	4,439
Depreciation and amortization	92,939	90,449
Fleet impairment	—	1,450
Manufacturing facility consolidation and impairment	7,304	—
Interest expense	26,565	33,220
Equity in (income) loss of non-consolidated affiliates	91,117	(6,093)
Other (income) expense, net	(7,661)	(12,999)

	778,702	658,496

Income (loss) before income taxes	(40,809)	81,593
Provision for income taxes	17,091	29,977

Income (loss) from continuing operations	(57,900)	51,616
Gain from sales of discontinued operations, net of tax	—	398

Net income (loss)	(57,900)	52,014
Less: Net income attributable to the noncontrolling interest	(1,514)	(2,643)

Net income (loss) attributable to Exterran stockholders	$(59,414)	$49,371

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran stockholders	$(0.97)	$0.75
Income from discontinued operations attributable to Exterran stockholders	—	0.01

Net income (loss) attributable to Exterran stockholders	$(0.97)	$0.76

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran stockholders	$(0.97)	$0.73
Income from discontinued operations attributable to Exterran stockholders	—	—

Net income (loss) attributable to Exterran stockholders	$(0.97)	$0.73

Weighted average common and equivalent shares outstanding:
Basic	61,209	65,065

Diluted	61,209	68,831

Income (loss) attributable to Exterran stockholders:
Income (loss) from continuing operations	$(59,414)	$48,973
Gain from sales of discontinued operations, net of tax	—	398

Net income (loss) attributable to Exterran stockholders	$(59,414)	$49,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	$(57,900)	$52,014
Other comprehensive income, net of tax:
Change in fair value of derivative financial instruments	(2,355)	(27,524)
Foreign currency translation adjustment	(5,701)	(6,273)

Comprehensive income (loss)	(65,956)	18,217
Less: Comprehensive income (loss) attributable to the noncontrolling interest	2,144	323

Comprehensive income (loss) attributable to Exterran	$(68,100)	$17,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Exterran Holdings, Inc. Stockholders
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Treasury	Accumulated	Noncontrolling
	Stock	Capital	Income (Loss)	Stock	Deficit	Interest	Total
Balance at December 31, 2007	$666	$3,317,321	$13,004	$(99,998)	$(68,733)	$191,304	$3,353,564
Option exercises		854					854
Shares issued in employee stock purchase plan	1	1,697					1,698
Stock-based compensation expense, net of forfeitures	3	3,563				144	3,710
Income tax benefit from stock compensation expense		70					70
Cash distribution to noncontrolling unitholders of the Partnership						(3,544)	(3,544)
Comprehensive income:
Net income					49,371	2,643	52,014
Derivatives change in fair value, net of tax			(25,204)			(2,320)	(27,524)
Foreign currency translation adjustment			(6,273)				(6,273)
Total comprehensive income							18,217

Balance at March 31, 2008	$670	$3,323,505	$(18,473)	$(99,998)	$(19,362)	$188,227	$3,374,569

Balance at December 31, 2008	$672	$3,354,922	$(94,767)	$(200,959)	$(1,016,082)	$184,291	$2,228,077
Treasury stock purchased				(393)			(393)
Shares issued in employee stock purchase plan	1	960					961
Stock-based compensation expense, net of forfeitures	7	5,965				332	6,304
Income tax expense from stock compensation expense		(1,522)					(1,522)
Cash distribution to noncontrolling unitholders of the Partnership						(3,857)	(3,857)
Other						165	165
Comprehensive income (loss):
Net income (loss)					(59,414)	1,514	(57,900)
Derivatives change in fair value, net of tax			(2,985)			630	(2,355)
Foreign currency translation adjustment			(5,701)				(5,701)
Total comprehensive loss							(65,956)

Balance at March 31, 2009	$680	$3,360,325	$(103,453)	$(201,352)	$(1,075,496)	$183,075	$2,163,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	$(57,900)	$52,014
Adjustments:
Depreciation and amortization	92,939	90,449
Fleet impairment	—	1,450
Facility impairment	5,600	—
Deferred financing cost amortization	805	657
Income from discontinued operations, net of tax	—	(398)
Bad debt expense	1,897	954
Gain on sale of property, plant and equipment	(710)	(331)
Equity in (income) loss of non-consolidated affiliates, net of dividends received	91,117	(6,093)
Interest rate swaps	452	(1,354)
Gain on remeasurement of intercompany balances	(1,229)	(3,154)
Net realized gain on trading securities	(4,536)	(2,964)
Stock-based compensation expense	6,145	3,808
Sales of trading securities	7,886	8,374
Purchases of trading securities	(3,350)	(5,410)
Deferred income taxes	225	16,084
Changes in assets and liabilities, net of acquisition:
Accounts receivable and notes	(114,013)	(85,915)
Inventory	(115,482)	(67,724)
Costs and estimated earnings versus billings on uncompleted contracts	151,630	148,721
Prepaid and other current assets	1,956	(23,719)
Accounts payable and other liabilities	(35,278)	(48,272)
Deferred revenue	37,719	39,437
Other	6,490	(4,197)

Net cash provided by operating activities	72,363	112,417

Cash flows from investing activities:
Capital expenditures	(123,111)	(102,575)
Proceeds from sale of property, plant and equipment	3,194	2,527
Cash paid in acquisition	—	(25,091)
Increase in restricted cash	(3,989)	(6,470)

Net cash used in continuing activities	(123,906)	(131,609)
Net cash provided by discontinued operations	—	2,632

Net cash used in investing activities	(123,906)	(128,977)

Cash flows from financing activities:
Borrowings on revolving credit facilities	75,000	257,000
Repayments on revolving credit facilities	(35,000)	(72,000)
Borrowings on the Partnership credit facility	6,500	—
Repayments on the Partnership credit facility	(5,000)	—
Proceeds (repayments) of other debt, net	(22)	(828)
Repayments of convertible senior notes due 2008	—	(192,000)
Payments for debt issue costs	—	(41)
Proceeds from stock options exercised	—	854
Proceeds from stock issued pursuant to our employee stock purchase plan	961	1,698
Purchases of treasury stock	(393)	—
Stock-based compensation excess tax benefit	7	55
Distributions to non-controlling partners in the Partnership	(3,857)	(3,544)

Net cash provided by (used in) financing activities	38,196	(8,806)

Effect of exchange rate changes on cash and equivalents	536	1,470

Net decrease in cash and cash equivalents	(12,811)	(23,896)
Cash and cash equivalents at beginning of period	126,391	149,224

Cash and cash equivalents at end of period	$113,580	$125,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of Exterran Holdings, Inc. (“Exterran,” “we,” “us” or “our”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) are not required in these interim financial statements and have been condensed or omitted. It is the opinion of management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our financial position, results of operations and cash flows for the periods indicated.
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
Earnings (Loss) Attributable to Exterran Per Common Share
Basic income (loss) attributable to Exterran per common share is computed by dividing income (loss) attributable to Exterran common stockholders by the weighted average number of shares outstanding for the period. Diluted income (loss) attributable to Exterran per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options to purchase common stock, restricted stock, restricted stock units, stock issued pursuant to our employee stock purchase plan and convertible senior notes, unless their effect would be anti-dilutive.
The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted income (loss) attributable to Exterran per common share (in thousands):

	Three Months Ended March 31,
	2009	2008
Weighted average common shares outstanding-used in basic income (loss) per common share	61,209	65,065
Net dilutive potential common stock issuable:
On exercise of options and vesting of restricted stock and restricted stock units	**	641
On settlement of employee stock purchase plan shares	**	11
On conversion of convertible senior notes due 2008	—	**
On conversion of convertible senior notes due 2014	**	3,114

Weighted average common shares and dilutive potential common shares-used in diluted income (loss) per common share	61,209	68,831

**	Excluded from diluted income (loss) per common share as the effect would have been anti-dilutive.
Net income attributable to Exterran for the diluted earnings per share calculation for the quarter ended March 31, 2008 is adjusted to add back interest expense and amortization of financing costs totaling $1.2 million, net of tax, relating to our convertible senior notes due 2014.

The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2009	2008
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	1,830	179
On exercise of options and vesting of restricted stock and restricted stock units	433	—
On settlement of employee stock purchase plan shares	46	—
On conversion of convertible senior notes due 2014	3,114	—
On conversion of convertible senior notes due 2008	—	1,202

Net dilutive potential common shares issuable	5,423	1,381

Reclassifications
Certain amounts in the prior financial statements have been reclassified to conform to the 2009 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.
2. BUSINESS ACQUISITIONS
In January 2008, we acquired GLR Solutions Ltd. (“GLR”), a Canadian provider of water treatment products for the upstream petroleum and other industries, for approximately $25 million plus certain working capital adjustments and contingent payments based on the performance of GLR. In April 2009, we paid approximately $3.6 million Canadian based on GLR’s performance for the year ended December 31, 2008 and we may be required to pay up to an additional $18.4 million Canadian based on GLR’s performance in 2009 and 2010. Under the purchase method of accounting, the total purchase price was allocated to GLR’s net tangible and intangible assets based on their estimated fair value at the purchase date. This allocation resulted in goodwill and intangible assets of $14.7 million and $15.3 million, respectively. The intangible assets for customer relationships and patents are being amortized through 2027 based on the present value of expected income to be realized from these assets. The intangible assets for non-compete agreements and backlog are being amortized over five years and one year, respectively. The goodwill and intangible assets from this acquisition are not deductible for Canadian income tax purposes.
In July 2008, we acquired EMIT Water Discharge Technology, LLC (“EMIT”), a leading provider of contract water management and processing services to the coalbed methane industry, for approximately $108.6 million. Under the purchase method of accounting, the total purchase price was allocated to EMIT’s net tangible and intangible assets based on their estimated fair value at the purchase date. This allocation resulted in goodwill and intangible assets of $45.8 million and $41.7 million, respectively. Goodwill associated with this acquisition was written off in the fourth quarter of 2008 in connection with the goodwill impairment of our North America contract operations business. The intangible assets for contracts and customer relationships are being amortized through 2017 and 2019, respectively, based on the present value of expected income to be realized from these assets. The intangible assets for non-compete agreements and technology will be amortized through 2013 and 2027, respectively. The goodwill and intangible assets from this acquisition are deductible for U.S. federal income tax purposes.
3. INVENTORY
Inventory, net of reserves, consisted of the following amounts (in thousands):

	March 31,	December 31,
	2009	2008
Parts and supplies	$378,369	$318,035
Work in progress	260,688	191,692
Finished goods	24,907	17,372

Inventory, net of reserves	$663,964	$527,099

As of March 31, 2009 and December 31, 2008, we had inventory reserves of $18.9 million and $18.4 million, respectively.

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Compression equipment, facilities and other fleet assets	$4,737,753	$4,691,930
Land and buildings	177,767	182,972
Transportation and shop equipment	197,224	190,365
Other	117,635	110,877

	5,230,379	5,176,144
Accumulated depreciation	(1,549,114)	(1,502,278)

Property, plant and equipment, net	$3,681,265	$3,673,866

5. FLEET IMPAIRMENT
During the first quarter of 2008, management identified certain fleet units that will not be used in our contract operations business in the future and recorded a $1.5 million impairment.
6. INVESTMENTS IN NON-CONSOLIDATED AFFILIATES
Investments in affiliates that are not controlled by Exterran but where we have the ability to exercise significant influence over the operations are accounted for using the equity method. Our share of net income or losses of these affiliates is reflected in the consolidated statements of operations as equity in (income) loss of non-consolidated affiliates. Our primary equity method investments are comprised of entities that own, operate, service and maintain compression and other related facilities, as well as water injection plants.
Our ownership interest and location of each equity method investee at March 31, 2009 is as follows:

	Ownership
	Interest	Location	Type of Business
PIGAP II	30.0%	Venezuela	Gas Compression Plant
El Furrial	33.3%	Venezuela	Gas Compression Plant
SIMCO/Harwat Consortium	35.5%	Venezuela	Water Injection Plant
Due to unresolved disputes with its only customer, the Venezuelan state-owned oil company, SIMCO sent a notice to that customer in the fourth quarter of 2008 stating that SIMCO may not be able to continue to fund its operations if some of its outstanding disputes are not resolved and paid in the near future. On February 25, 2009, the Venezuelan National Guard occupied SIMCO’s facilities and during March transitioned the operation of SIMCO, including the hiring of SIMCO’s employees, to the Venezuelan state-owned oil company.
During the first quarter of 2009, we determined that the expected proceeds from our investment in the SIMCO/Harwat Consortium would be less than the book value of our investment and, as a result, that the fair value of our investment had declined and the loss in value was not temporary. Therefore, we recorded an impairment charge in the first quarter of 2009 of $6.5 million, which is reflected as a charge in equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations. At March 31, 2009, our investment in the SIMCO/Harwat Consortium was $1.2 million.
Due to lack of payments from their only customer for services rendered, the Venezuelan state-owned oil company, PIGAP II and El Furrial each sent a notice of default to their customer in April 2009. PIGAP II’s and El Furrial’s debt at March 31, 2009 was in technical default triggered by past due payments from their sole customer under their related services contracts. Management of PIGAP II and El Furrial are in discussions with the associated lenders to obtain waivers, although each have obtained a temporary standstill agreement. As a result of the customer’s nonpayment, in March 2009 these joint ventures recorded impairments on their assets. Accordingly, we reviewed our expected cash flows related to these two joint ventures and determined in March 2009 that the fair value of our investment in PIGAP II and El Furrial had declined and that we had a loss in our investment that was not temporary. Therefore, we recorded an impairment charge of $90.1 million ($81.7 million net of tax) to write-off our investments in PIGAP II and El Furrial. These impairment charges are reflected as a charge in equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations.

In connection with our investment in El Furrial, we have guaranteed our portion of certain debt in the joint venture. This guarantee is triggered if the joint venture does not meet its compression obligations, but would not be triggered if the customer defaults on its obligations under the contract. We had guaranteed approximately $20.0 million of the debt that was on the books of the El Furrial joint venture as of March 31, 2009. This amount is not recorded on our books. We currently do not believe we will be required to perform on our guarantee of El Furrial’s debt.
Because we have written off the majority of our investments in non-consolidated affiliates, we currently do not expect to have significant, if any, equity earnings in non-consolidated affiliates in the future from these investments. There are many uncertainties concerning our investment in our non-consolidated affiliates which may cause us to record a gain or loss on our investment in future periods.
7. DEBT
Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Revolving credit facility due August 2012	$309,591	$269,591
Term loan	800,000	800,000
2007 asset backed securitization facility notes due July 2012	900,000	900,000
Partnership’s revolving credit facility due October 2011	282,750	281,250
Partnership’s term loan facility due October 2011	117,500	117,500
4.75% convertible senior notes due January 2014	143,750	143,750
Other, interest at various rates, collateralized by equipment and other assets	317	338

	2,553,908	2,512,429
Less current maturities	(99)	(101)

Long-term debt	$2,553,809	$2,512,328

Our debt agreements contain various covenants with which we must comply, including, but not limited to, limitations on incurrence of indebtedness, investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. We must also maintain, on a consolidated basis, required leverage and interest coverage ratios. We were in compliance with our debt covenants as of March 31, 2009.
8. ACCOUNTING FOR DERIVATIVES
We are exposed to market risks primarily associated with changes in interest rates and foreign currency exchange rates. We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We also use derivative financial instruments to minimize the risks caused by currency fluctuations in certain foreign currencies. We do not use derivative financial instruments for trading or other speculative purposes.
Interest Rate Risk
At March 31, 2009, we were a party to nineteen interest rate swaps in which we pay fixed payments and receive floating payments on a notional value of $1,470.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $1,381.7 million expiring through January 2013 and the remaining interest rate swaps expiring through October 2019. The weighted average effective fixed interest rate payable on our interest rate swaps was 4.2% as of March 31, 2009. We have designated these interest rate swaps as cash flow hedging instruments pursuant to the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine if the swap agreements are still effective and to calculate any ineffectiveness. We recorded approximately $0.2 million of interest expense and a $0.8 million reduction to interest expense for the three months ended March 31, 2009 and 2008, respectively, due to the ineffectiveness related to these swaps. We estimate that approximately $43.9 million of deferred pre-tax losses, included in our accumulated other comprehensive loss at March 31, 2009, will be reclassified into earnings at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

Foreign Currency Exchange Risk
We operate in numerous countries throughout the world, and a fluctuation in the value of the currencies of these countries relative to the U.S. dollar could reduce our profits from international operations and the value of the net assets of our international operations when reported in U.S. dollars in our financial statements. From time to time we may enter into foreign currency hedges to reduce our foreign exchange risk associated with cash flows we will receive in a currency other than the functional currency of the local Exterran affiliate that entered into the contract. The impact of foreign currency exchange on our condensed consolidated statements of operations will depend on the amount of our net asset and liability positions exposed to currency fluctuations in future periods.
Foreign currency hedges that meet the hedging requirements of SFAS No. 133 or that qualify for hedge accounting treatment are accounted for as cash flow hedges under the provisions of SFAS No. 133. Changes in the fair value of foreign currency hedges that meet the hedging requirements of SFAS No. 133 or that qualify for hedge accounting treatment are recognized as a component of comprehensive income (loss) and are included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The amounts recognized as a component of other comprehensive income (loss) will be reclassified into earnings (loss) in the periods in which the underlying foreign currency exchange exposure is realized. We estimate that approximately $0.9 million of deferred losses, included in our accumulated other comprehensive loss at March 31, 2009, will be reclassified into earnings at then-current values during the next twelve months as the underlying hedged transactions occur. For hedges that do not qualify for hedge accounting treatment, gains and losses on the foreign currency hedge are included in other (income) expense, net in our condensed consolidated statements of operations. At March 31, 2009, the remaining notional amount of our foreign currency hedge that did not meet the requirements for hedge accounting was approximately 10.3 million Kuwaiti Dinars. At March 31, 2009, the remaining notional amount of our foreign currency hedge that did meet the requirements for hedge accounting was approximately 9.9 million Euros.
The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	March 31, 2009
		Fair Value
	Balance Sheet Location	Asset (Liability)
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate hedges	Accrued liabilities	$(43,892)
Interest rate hedges	Other long-term liabilities	(60,678)
Foreign currency hedge	Accrued liabilities	(921)

		(105,491)
Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign currency hedge	Accrued liabilities	(1,410)

Total derivatives		$(106,901)

	Three Months Ended March 31, 2009
			Gain (Loss)
			Reclassified
			from
	Gain (Loss)		Accumulated
	Recognized in		Other
	Other	Location of Gain (Loss)	Comprehensive
	Comprehensive	Reclassified from Accumulated	Income (Loss)
	Income (Loss) on	Other Comprehensive Income	into Income
	Derivatives	(Loss) into Income (Loss)	(Loss)
Derivatives designated as cash flow hedges under SFAS No. 133:
Interest rate hedges	$(3,534)	Interest expense	$(12,395)
Foreign currency hedge	549	Fabrication revenue	(253)

Totals	$(2,985)		$(12,648)

Three Months Ended March 31, 2009
Amount of Gain
(Loss)
	Location of Gain (Loss)	Recognized in
	Recognized in Income (Loss) on	Income (Loss)
	Derivative	on Derivative
Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign currency hedge	Other income (expense), net	$(380)

The counterparties to our derivative agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us. We have no specific collateral posted for our derivative instruments. The counterparties to our interest rate swaps are also lenders under our credit facility and, in that capacity, share proportionally in the collateral pledged under the credit facility.
9. FAIR VALUE MEASUREMENTS
SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories.
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
The following table summarizes the valuation of our derivatives, investments in non-consolidated affiliates and our Canada manufacturing facility under SFAS No. 157 pricing levels as of March 31, 2009 (in thousands):

		Quoted
		Market	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(104,570)	$—	$(104,570)	$—
Foreign currency derivatives asset (liability)	(2,331)	—	(2,331)	—
Investments in non-consolidated affiliates	1,217	—	—	1,217
Canada manufacturing facility	8,400	—	8,400	—
The fair values of our investments in non-consolidated affiliates and Canada manufacturing facility are included in the table above because we recorded impairment charges related to both of these assets in March 2009. For a discussion of the impairment charges related to these assets, see Note 6 and Note 10, respectively.
Our interest rate swaps and foreign currency derivatives are recorded at fair value utilizing a combination of the market and income approach to fair value. We used discounted cash flows and market based methods to compare similar derivative instruments. Our estimate of the fair value of the Canada manufacturing facility was based on sales of similar assets. Our estimate of the fair value of our investments in non-consolidated affiliates was based on discounted cash flow models that use probability weighted estimated cash flows to estimate the fair value of our investment in these non-consolidated affiliates. The primary inputs for the cash flow models were estimates of cash flows from operations we received from management of the joint ventures and our estimates of final proceeds that we would ultimately receive.

10. MANUFACTURING FACILITY CONSOLIDATION AND IMPAIRMENT
In March 2009, our management approved a plan to close our compression fabrication facility in Calgary, Alberta and to discontinue our compression fabrication activities in Broken Arrow, Oklahoma. These facilities were used in our fabrication segment. These actions are the result of significant fabrication capacity stemming from the 2007 merger that created Exterran and no consolidation of this capacity since that time, as well as the anticipated continuation of current weaker global economic and energy industry conditions. Additionally, we reduced the size of our workforce at our two manufacturing locations in Houston, Texas to support the forecasted level of new fabrication work.
Compression fabrication activities in our Broken Arrow, Oklahoma facility are expected to be discontinued in May 2009 and our Calgary, Alberta facility is expected to be closed in September 2009. Once this occurs, our remaining fabrication facilities will absorb future projects that would have been completed in the Broken Arrow and Calgary facilities.
We currently estimate that we will incur total charges in 2009 with respect to these activities and the related workforce reductions of approximately $13 million to $15 million, of which $7.3 million was expensed in the first quarter of 2009 as Manufacturing facility consolidation and impairment in our consolidated statements of operations. Approximately $5 million to $6 million of the total charges are related to severance, retention and employee benefit costs, approximately $5.6 million are related to a facility impairment charge and the remaining amount is related to other facility closure and moving costs. We expect that approximately $7 million to $9 million of the total charges will result in cash expenditures.
11. STOCK-BASED COMPENSATION
Stock Incentive Plan
On August 20, 2007, we adopted the Exterran Holdings, Inc. 2007 Stock Incentive Plan (as amended and restated, the “2007 Plan”), which previously had been approved by the stockholders of Hanover and Universal and provides for the granting of stock-based awards in the form of options, restricted stock, restricted stock units, stock appreciation rights and performance awards to our employees and directors. On April 30, 2009, our stockholders approved an amendment to the 2007 Plan which increased the aggregate number of shares of common stock that may be issued to 6,750,000 from 4,750,000. Grants of options and stock appreciation rights count as one share against the aggregate share limit, and grants of restricted stock and restricted stock units count as two shares against the aggregate share limit. Awards granted under the 2007 Plan that are subsequently cancelled, terminated or forfeited remain available for future grant.
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
The weighted average fair value at date of grant for options granted during the three months ended March 31, 2009 was $5.84, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Three Months
Ended
March 31,
2009
Expected life in years	4.5
Risk-free interest rate	1.83%
Volatility	40.50%
Dividend yield	0.00%
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

The following table presents stock option activity for the three months ended March 31, 2009 (in thousands, except per share data and remaining life in years):

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life	Value
Options outstanding, December 31, 2008	2,027	$41.50
Granted	941	16.24
Cancelled	(16)	44.94

Options outstanding, March 31, 2009	2,952	$33.43	5.6	$—

Options exercisable, March 31, 2009	1,560	$36.37	4.5	$—

Intrinsic value is the difference between the market value of our stock and the exercise price of each option multiplied by the number of options outstanding for those options where the market value exceeds their exercise price. No stock options were exercised during the three months ended March 31, 2009. The total intrinsic value of stock options exercised during the three months ended March 31, 2008 was $1.9 million. As of March 31, 2009, $10.6 million of unrecognized compensation cost related to unvested stock options is expected to be recognized over the weighted-average period of 2.6 years.
Restricted Stock and Restricted Stock Units
For grants of restricted stock and restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the date of grant. Common stock subject to restricted stock grants generally vests 33 1/3% on each of the first three anniversaries of the grant date.
The following table presents restricted stock and restricted stock units activity for the three months ended March 31, 2009 (shares in thousands):

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Non-vested restricted stock, December 31, 2008	535	$66.46
Granted	960	16.14
Vested	(108)	66.19
Cancelled	(2)	70.32

Non-vested restricted stock, March 31, 2009	1,385	$31.53

As of March 31, 2009, $30.3 million of unrecognized compensation cost related to unvested restricted stock is expected to be recognized over the weighted-average period of 2.5 years.
Unit Appreciation Rights
The unit appreciation rights (“UARs”) entitle the holder to receive a payment from us in cash equal to the excess of the fair market value of a common unit of Exterran Partners, L.P. (along with its subsidiaries, the “Partnership”), on the date of exercise over the exercise price. These UARs vested on January 1, 2009 and expire on December 31, 2009.
Because the holders of the UARs will receive a cash payment from us, these awards have been recorded as a liability, and we are required to remeasure the fair value of these awards at each reporting date under the guidance of SFAS No. 123(R), “Share-Based Payments.”
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
Partnership Unit Options
As of March 31, 2009, the Partnership had 580,715 outstanding unit options. The unit options vested and became exercisable on January 1, 2009. The unit options expire on December 31, 2009.
The following table presents unit option activity for the three months ended March 31, 2009 (remaining life in years, intrinsic value in thousands):

		Weighted	Weighted
		Average	Average	Aggregate
	Unit	Exercise	Remaining	Intrinsic
	Options	Price	Life	Value
Unit options outstanding, December 31, 2008	591,429	$23.77
Cancelled	(10,714)	25.94

Unit options outstanding, March 31, 2009	580,715	$23.73	0.8	$—

Unit options exercisable, March 31, 2009	580,715	$23.73	0.8	$—

Intrinsic value is the difference between the market value of the Partnership’s units and the exercise price of each unit option multiplied by the number of unit options outstanding for those unit options where the market value exceeds their exercise price.
Partnership Phantom Units
During the three months ended March 31, 2009, the Partnership granted 80,624 phantom units to officers and directors of Exterran GP LLC and certain of our employees, which settle 33 1/3% on each of the first three anniversaries of the grant date.
The following table presents phantom unit activity for the three months ended March 31, 2009:

		Weighted
		Average
		Grant-Date
	Phantom	Fair Value
	Units	per Unit
Phantom units outstanding, December 31, 2008	48,152	$30.98
Granted	80,624	11.65
Vested	(17,640)	32.22

Phantom units outstanding, March 31, 2009	111,136	$17.23

As of March 31, 2009, $1.5 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 2.6 years.

12. COMMITMENTS AND CONTINGENCIES
We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	March 31, 2009
Indebtedness of non-consolidated affiliates:
El Furrial (1)	2013	$20,013
Other:
Performance guarantees through letters of credit (2)	2009-2013	272,828
Standby letters of credit	2009-2011	25,547
Commercial letters of credit	2009	17,861
Bid bonds and performance bonds (2)	2009-2014	109,019

Maximum potential undiscounted payments		$445,268

(1)	We have guaranteed the amount shown above, which is a percentage of the total debt of this non-consolidated affiliate equal to our ownership percentage in such affiliate.

(2)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.
As of March 31, 2009, we had assets in Venezuela of approximately $399.3 million, including receivables of $107.2 million, primarily related to projects for the Venezuelan state-owned oil company. We are experiencing longer cycles of outstanding receivables in Venezuela, as are many other service providers. In the first quarter of 2009, we received only a minimal amount of payments on our receivables in Venezuela. We maintain insurance for the risk of expropriation of our investments in Venezuela. This policy is subject to a limit of $50 million.
In addition, lower commodity prices may further exacerbate the situation in Venezuela. This may lead the state-owned oil company to continue to fail to make payments to us and other oil sector service providers or attempt to assume control over the operations of oil sector service providers, which could have further unfavorable impacts.
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
Our business can be hazardous, involving unforeseen circumstances such as uncontrollable flows of natural gas or well fluids and fires or explosions. As is customary in our industry, we review our safety equipment and procedures and carry insurance against some, but not all, risks of our business. Our insurance coverage includes property damage, general liability and commercial automobile liability and other coverage we feel is appropriate. In addition, we have a minimal amount of insurance on our offshore assets. We believe that our insurance coverage is customary for the industry and adequate for our business; however, losses and liabilities not covered by insurance would increase our costs.
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
13. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which provides a single definition of fair value, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, in February 2008, the FASB issued a FASB Staff Position that deferred the effective date to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value on at least an annual basis. We adopted the required undeferred provisions of SFAS No. 157 on January 1, 2008, and the adoption of the undeferred provisions of SFAS No. 157 did not have a material impact on our consolidated financial statements. We adopted the deferred provisions of SFAS No. 157 on January 1, 2009, and the adoption of the deferred provisions of SFAS No. 157 did not have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with an exception for the accounting for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions. After the adoption of SFAS No. 141(R), the provisions of SFAS No. 141(R) will also apply to adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R). We adopted the provisions of SFAS No. 141(R) on January 1, 2009 and the adoption of SFAS No. 141(R) did not have a material impact on our consolidated financial statements, although we are unable to predict its impact on future potential acquisitions.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We adopted the provisions of SFAS No. 160 on January 1, 2009, and the adoption of SFAS No. 160 resulted in the reclassification of noncontrolling interests into equity on our consolidated balance sheets and other presentation changes to separately disclose the controlling and noncontrolling interests in various line items in our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. We adopted the provisions of SFAS No. 161 on January 1, 2009, and the adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements; however, we have expanded our disclosures regarding derivatives.
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), in accordance with GAAP. FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted the provisions of FSP FAS 142-3 on January 1, 2009, and the adoption of FSP FAS 142-3 did not have a material impact on our consolidated financial statements.
In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), unless the embedded conversion option is required to be separately accounted for as a derivative, be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008; early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. We adopted the provisions of FSP APB 14-1 on January 1, 2009, and the adoption of FSP APB 14-1 did not impact our consolidated financial statements.
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
The following table presents sales and other financial information by industry segment for the three months ended March 31, 2009 and 2008 (in thousands):

	North
	America	International			Reportable
	Contract	Contract	Aftermarket		Segments
Three months ended	Operations	Operations	Services	Fabrication	Total
March 31, 2009:
Revenue from external customers	$194,393	$123,012	$77,879	$342,609	$737,893
Gross margin(1)	110,688	77,711	16,679	55,895	260,973
March 31, 2008:
Revenue from external customers	$199,076	$119,892	$84,172	$336,949	$740,089
Gross margin(1)	110,788	80,507	17,245	73,206	281,746

(1)	Gross margin, a non-GAAP financial measure, is reconciled to net income (loss) below.
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

The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	$(57,900)	$52,014
Selling, general and administrative	91,518	89,687
Merger and integration expenses	—	4,439
Depreciation and amortization	92,939	90,449
Fleet impairment	—	1,450
Manufacturing facility consolidation and impairment	7,304	—
Interest expense	26,565	33,220
Equity in (income) loss of non-consolidated affiliates	91,117	(6,093)
Other (income) expense, net	(7,661)	(12,999)
Provision for income taxes	17,091	29,977
Gain from sales of discontinued operations, net of tax	—	(398)

Gross margin	$260,973	$281,746

15. SUBSEQUENT EVENT
On May 5, 2009, the Venezuela National Assembly gave preliminary approval to legislation that, if implemented, would allow the Venezuelan government, directly or through its state-owned oil company, to immediately assume control over the operations and assets of certain oil sector service providers, including us, without taking any further legal measures. While the proposed law provides that companies whose assets are expropriated in this manner may be compensated in cash or securities, we are unable to predict what, if any, compensation we would ultimately receive in exchange for any such expropriated assets. We currently are unable to predict the effect this law, if implemented, will have on us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can identify many of these statements by looking for words such as “believes,” “expects,” “intends,” “projects,” “anticipates,” “estimates” or similar words or the negative thereof.
Such forward-looking statements in this report include, without limitation, statements regarding:
•	our business growth strategy and projected costs;

•	our future financial position;

•	the sufficiency of available cash flows to fund continuing operations;

•	the expected amount of our capital expenditures;

•	anticipated cost savings, future revenue, gross margin and other financial or operational measures related to our business and our primary business segments;

•	the future value of our equipment and non-consolidated affiliates; and

•	plans and objectives of our management for our future operations.
Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. These forward-looking statements are also affected by the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s Electronic Data Gathering and Retrieval System at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
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
GENERAL
Exterran Holdings, Inc., together with its subsidiaries (“Exterran,” “we,” “us,” or “our”), is a global market leader in the full service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, fabrication and aftermarket services. In our contract operations business line, we own a fleet of natural gas compression equipment and crude oil and natural gas production and processing equipment that we utilize to provide operations services to our customers. In our fabrication business line, we fabricate and sell equipment that is similar to the equipment that we own and utilize to provide contract operations to our customers. We also utilize our expertise and fabrication facilities to build equipment utilized in our contract operations services. Our fabrication business line also provides engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the construction of tank farms and the construction of evaporators and brine heaters for desalination plants. In our Total Solutions projects, which we offer to our customers on a contract operations or on a turn-key sale basis, we can provide the engineering design, project management, procurement and construction services necessary to incorporate our products into complete production, processing and compression facilities. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, gas treating and oilfield power generation equipment.
Hanover and Universal Merger
On August 20, 2007, Hanover Compressor Company (“Hanover”) and Universal Compression Holdings, Inc. (“Universal”) completed their business combination pursuant to a merger. As a result of the merger, each of Universal and Hanover became our wholly-owned subsidiary, and Universal merged with and into us.

Exterran Partners, L.P.
We are the indirect majority owner of the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of March 31, 2009, public unitholders held a 43% ownership interest in the Partnership and we owned the remaining equity interest, including the general partner interest and all incentive distribution rights. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional interests in the Partnership. As of March 31, 2009, the Partnership had a fleet of approximately 2,527 compressor units comprising approximately 1,040,865 horsepower, or 23% (by available horsepower) of our and the Partnership’s combined total U.S. horsepower.
OVERVIEW
Industry Conditions and Trends
Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply and future pricing and demand for oil and natural gas products and their estimates of risk-adjusted costs to find, develop and produce reserves. Although our contract operations business is less impacted by commodity prices than certain other energy service products and services, changes in oil and natural gas exploration and production spending will normally result in increased or decreased demand for our products and services.
Natural Gas Consumption. Natural gas consumption in the U.S. for the twelve months ended January 31, 2009 decreased by approximately 0.4% over the twelve months ended January 31, 2008, but is expected to increase by 0.7% per year until 2030, according to the Energy Information Administration (“EIA”). Additionally, total natural gas consumption is projected by the EIA to decline by 1.8% in 2009 and remain relatively unchanged in 2010. Natural gas consumption in areas outside the U.S. is projected to increase by 2.6% per year until 2030, according to the EIA.
In 2007, the U.S. accounted for an estimated annual production of approximately 19 trillion cubic feet of natural gas, or 19% of the worldwide total, compared to an estimated annual production of approximately 81 trillion cubic feet in the rest of the world. The EIA estimates that the U.S.’s natural gas production level will be approximately 20 trillion cubic feet in 2030, or 12% of the worldwide total, compared to an estimated annual production of approximately 139 trillion cubic feet in the rest of the world.
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

Our Performance Trends and Outlook
Beginning in the second half of 2008, there have been severe disruptions in the credit and capital markets and reductions in global economic activity which have had a significant adverse impact on oil-and-gas-related commodity prices. Currently, we believe the decline in commodity prices and the uncertain credit and capital market conditions resulting from the global financial crisis will continue to negatively impact the level of capital spending by our customers in 2009 compared with 2008 levels.
Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand for compression and oil and natural gas production and processing and our customers’ decisions regarding whether to utilize our products and services rather than purchase equipment or engage our competitors. In particular, many of our North America contract operations agreements with customers have short initial terms; we cannot be certain that these contracts will be renewed after the end of the initial contractual term, and any such nonrenewal could adversely impact our results of operations. However, we believe that, barring a significant and extended worldwide recession, industry activity outside of North America should be less affected given the longer-term nature of natural gas infrastructure development projects in international markets.
Given the current economic environment in North America and anticipated impact of lower natural gas prices and capital spending by customers, we expect a further reduction in demand and profitability in our business. In addition, we believe that the available supply of idle and underutilized compression equipment owned by our customers and competitors will continue to negatively impact our ability to maintain or improve our horsepower utilization and revenues in the near term. In international markets, although we expect a decline in demand for our contract operations services, we believe there will continue to be demand for our Total Solutions projects throughout Latin America and the Eastern Hemisphere although the demand has softened from prior year levels. In Venezuela, we are experiencing longer cycles of outstanding receivables, as are many other service providers. In the first quarter of 2009, we received only a minimal amount of payments on our receivables in Venezuela and we recorded an impairment in our non-consolidated affiliates in Venezuela. See Note 6 to the Condensed Consolidated Financial Statements included in Part I, Item 1 (“Financial Statements”) of this report for further discussion of the impairment of our non-consolidated affiliates in the first quarter of 2009 and Note 15 of the Financial Statements for further discussion of recent developments in Venezuela. As of March 31, 2009, we had assets in Venezuela of approximately $399.3 million, including receivables of $107.2 million, primarily related to projects for the Venezuelan state-owned oil company.
As industry capital spending has continued to decline in 2009, our fabrication business segment has experienced order cancellations and requests by our customers to delay delivery on existing backlog. This decline is also expected to negatively impact our contract operations business segment, although the effects could be less severe on this business because it is more closely tied to natural gas production than drilling activities. While this business has historically experienced more stable demand than that for certain other energy service products and services, our total operating horsepower decreased by approximately 4% from December 31, 2008 to March 31, 2009, and we expect further horsepower declines during the remainder of 2009.
Given the global recession and its uncertain impact on 2009 activity levels, the matching of our costs and capacity to business levels will be challenging. We have taken steps to match our operating costs to current operating levels and will continue to monitor our expected business levels. For example, in March 2009 we announced that we had approved a plan to close our compression fabrication facility in Calgary, Alberta and to discontinue our compression fabrication activities in Broken Arrow, Oklahoma and on May 7, 2009 we announced that we would be reducing operating and general and administrative costs, including headcount reductions, in all facets of our business.
Our level of capital spending depends on the demand for our products and services and the equipment we require to render services to our customers. Although we are not able at this time to predict the final impact of the current financial market and industry conditions on our business in 2009, based on current market conditions, we expect that net cash provided by operating activities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through December 31, 2009.
We intend for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business. To this end, we intend to continue to contribute over time additional U.S. contract operations customer contracts and equipment to the Partnership in exchange for cash, the Partnership’s assumption of our debt and/or additional interests in the Partnership. Such transactions would depend on, among other things, market and economic conditions, our ability to reach agreement with the Partnership regarding the terms of any purchase and the availability to the Partnership of debt and equity capital.

Financial Highlights
Financial highlights for the three months ended March 31, 2009, as compared to the prior year period, which are discussed in greater detail below in “Financial Results of Operations,” were as follows:
•	Revenue. Revenue for the three months ended March 31, 2009 was $737.9 million compared to $740.1 million for the prior year period.

•	Net income (loss) attributable to Exterran. Net loss attributable to Exterran for the three months ended March 31, 2009 was $59.4 million, compared to net income attributable to Exterran of $49.4 million for the three months ended March 31, 2008. The decrease in net income (loss) attributable to Exterran for the three months ended March 31, 2009 was primarily due to a $96.6 million ($88.2 million after tax) charge related to our investments in non-consolidated affiliates located in Venezuela.
Operating Highlights
The following tables summarize our total available horsepower, total operating horsepower, horsepower utilization percentages and fabrication backlog:

	March 31,	December 31,	March 31,
	2009	2008	2008
	(Horsepower in thousands)
Total Available Horsepower (at period end):
North America	4,576	4,570	4,476
International	1,508	1,504	1,461

Total	6,084	6,074	5,937

Total Operating Horsepower (at period end):
North America	3,308	3,455	3,535
International	1,311	1,372	1,350

Total	4,619	4,827	4,885

Total Operating Horsepower (average):
North America	3,389	3,454	3,585
International	1,345	1,368	1,317

Total	4,734	4,822	4,902

Horsepower Utilization (at period end):
North America	72%	76%	79%
International	87%	91%	92%
Total	76%	79%	82%

	March 31,	December 31,	March 31,
	2009	2008	2008
	(In millions)
Compressor and Accessory Fabrication Backlog	$354.8	$395.5	$354.1
Production and Processing Equipment Fabrication Backlog	695.8	732.7	919.2

Fabrication Backlog	$1,050.6	$1,128.2	$1,273.3

FINANCIAL RESULTS OF OPERATIONS
THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008
Summary of Business Segment Results
North America Contract Operations
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2009	2008	(Decrease)
Revenue	$194,393	$199,076	(2)%
Cost of sales (excluding depreciation and amortization expense)	83,705	88,288	(5)%

Gross margin	$110,688	$110,788	(0)%
Gross margin percentage	57%	56%	1%
The decrease in revenue, cost of sales and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) was primarily due to lower average operating horsepower in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Revenue for the three months ended March 31, 2009 benefited from the inclusion of $6.9 million in revenues of EMIT Water Discharge Technology, LLC (“EMIT”), which we acquired in July 2008. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated, and presented in accordance with GAAP in “Selected Financial Data — Non-GAAP Financial Measure” of this report. Gross margin decreased by only $0.1 million despite a $4.7 million decrease in revenue primarily due to a focus on managing operating costs including some benefit of savings realized as a result of synergies from the merger.
International Contract Operations
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2009	2008	(Decrease)
Revenue	$123,012	$119,892	3%
Cost of sales (excluding depreciation and amortization expense)	45,301	39,385	15%

Gross margin	$77,711	$80,507	(3)%
Gross margin percentage	63%	67%	(4)%
The increase in revenues in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily caused by an increase of revenues in the Middle East of approximately $6.2 million, partially offset by a decrease in revenues in Mexico of approximately $4.3 million. The decrease in gross margin and gross margin percentage was primarily due to the expiration of a large job in Mexico and a $1.1 million charge recorded for an arbitration settlement related to our Colombia operations during the current year period.
Aftermarket Services
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2009	2008	(Decrease)
Revenue	$77,879	$84,172	(7)%
Cost of sales (excluding depreciation and amortization expense)	61,200	66,927	(9)%

Gross margin	$16,679	$17,245	(3)%
Gross margin percentage	21%	20%	1%
The decrease in revenue, cost of sales and gross margin was primarily due to reduced sales internationally. International aftermarket services accounted for approximately 94% of the decrease in revenues for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase in gross margin percentage was due to improved margins in North America.

Fabrication
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2009	2008	(Decrease)
Revenue	$342,609	$336,949	2%
Cost of sales (excluding depreciation and amortization expense)	286,714	263,743	9%

Gross margin	$55,895	$73,206	(24)%
Gross margin percentage	16%	22%	(6)%
The increase in revenue in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to $20.2 million of higher revenues in our production and processing equipment fabrication product line, partially offset by a $14.1 million reduction in revenues in our compressor and accessory fabrication product line. The increase in production and processing equipment fabrication revenues was primarily due to revenues recognized on projects awarded to us in 2008, prior to the deterioration of market conditions that has led to a lower level of bookings. The decrease in compressor and accessory fabrication revenues as well as the decrease in the overall fabrication gross margin percentage in the three months ended March 31, 2009 compared to the same period in the prior year primarily relates to the deterioration of market conditions.
Costs and Expenses
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2009	2008	(Decrease)
Selling, general and administrative	$91,518	$89,687	2%
Merger and integration expenses	—	4,439	(100)%
Depreciation and amortization	92,939	90,449	3%
Fleet impairment	—	1,450	(100)%
Manufacturing facility consolidation and impairment	7,304	—	n/a
Interest expense	26,565	33,220	(20)%
Equity in (income) loss of non-consolidated affiliates	91,117	(6,093)	1595%
Other (income) expense, net	(7,661)	(12,999)	41%
The increase in selling, general and administrative (“SG&A”) expenses was primarily due to a $2.8 million increase in stock-based compensation expense in the three months ended March 31, 2009 compared to the three months ended March 31, 2008, partially offset by a reduction in short-term incentive compensation expense in the current year period. The increase in stock-based compensation expense was primarily due to the inclusion of expenses from three annual stock-based awards in the three months ended March 31, 2009, compared to the inclusion of expenses from just two annual stock-based awards in the three months ended March 31, 2008. As a percentage of revenue, SG&A expense for each of the three months ended March 31, 2009 and 2008 was 12%.
Merger and integration expenses related to the merger between Hanover and Universal were $4.4 million during the three months ended March 31, 2008. These expenses were primarily related to retention bonuses, severance and other costs associated with integrating Hanover’s and Universal’s operations following the merger.
The increase in depreciation and amortization expense during the three months ended March 31, 2009 compared to the same period in the prior year was primarily the result of property, plant and equipment additions. The three months ended March 31, 2009 also included an additional $0.6 million in amortization expense attributable to the intangible assets associated with the July 2008 EMIT acquisition.
Management identified certain fleet units that will not be used in our contract operations business in the future and recorded a $1.5 million impairment in the first quarter of 2008.
Manufacturing facility consolidation and impairment expense was $7.3 million for the three months ended March 31, 2009. These expenses were primarily related to a facility impairment, severance, retention and employee benefit costs and other facility closure and moving costs resulting from our decisions to reduce our workforce at two manufacturing locations in Houston, Texas, close our compression fabrication facility in Calgary, Alberta, and discontinue our compression activities in Broken Arrow, Oklahoma. See

Note 10 to the Financial Statements for further discussion of the manufacturing facility consolidation and impairment.
The decrease in interest expense during the three months ended March 31, 2009 compared to the three months ended March 31, 2008, was primarily due to a decrease in our weighted average effective interest rate, including the impact of interest rate swaps, to 4.0% for the three months ended March 31, 2009 from 5.6% for the three months ended March 31, 2008. This decrease was partially offset by a higher average debt balance during the three months ended March 31, 2009, compared to the three months ended March 31, 2008.
The reduction in equity in (income) loss of non-consolidated affiliates primarily relates to the $96.6 million ($88.2 million after tax) impairment recorded in the first quarter of 2009 caused by a loss in fair value of our investments in non-consolidated affiliates in Venezuela that was not temporary. Because we have written off the majority of our investments in non-consolidated affiliates, we currently do not expect to have significant, if any, equity earnings in non-consolidated affiliates in the future from these investments. There are many uncertainties concerning our investment in our non-consolidated affiliates which may cause us to record a gain or loss on our investment in future periods. See Note 6 to the Financial Statements for further discussion of the impairment of our investments in non-consolidated affiliates in the first quarter of 2009.
The change in other (income) expense, net, was primarily due to a foreign currency translation gain of $2.2 million for the three months ended March 31, 2009 compared to a gain of $8.4 million for the three months ended March 31, 2008. The foreign currency translation gains are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates and a $0.4 million loss on a foreign currency hedge in the three months ended March 31, 2009. The decrease in the foreign currency translation gains for the three months ended March 31, 2009 was primarily caused by the U.S. dollar strengthening compared to the Euro during the current period. The change in other (income) expense, net was also impacted by a $1.6 million reduction in gains on sales of trading securities in the three months ended March 31, 2009. From time to time, we purchase short-term debt securities denominated in U.S. dollars and exchange them for short-term debt securities denominated in local currency in Latin America to achieve more favorable exchange rates. These funds are utilized in our international contract operations.
Income Taxes
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2009	2008	(Decrease)
Provision for income taxes	$17,091	$29,977	(43)%
Effective tax rate	(41.9)%	36.7%	(78.6)%
The decrease in our provision for income taxes was primarily due to lower income before income taxes, excluding $96.6 million of impairment charges reflected in equity in income (loss) of non-consolidated affiliates, and an $8.4 million deferred tax benefit related to the impairment of our investments in non-consolidated affiliates. The decrease was partially offset by a $4.1 million increase for the impact of changes in our provision for uncertain tax positions, including penalty and interest, primarily resulting from the overturning of a prior year favorable foreign court decision.
Noncontrolling Interest
As of March 31, 2009, noncontrolling interest is primarily comprised of the portion of the Partnership’s capital and earnings that is applicable to the limited partner interest in the Partnership not owned by us.

LIQUIDITY AND CAPITAL RESOURCES
Our unrestricted cash balance was $113.6 million at March 31, 2009, compared to $126.4 million at December 31, 2008. Working capital increased to $829.4 million at March 31, 2009 from $777.9 million at December 31, 2008.
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net cash provided by (used in) continuing operations:
Operating activities	$72,363	$112,417
Investing activities	(123,906)	(131,609)
Financing activities	38,196	(8,806)
Discontinued Operations	—	2,632
Effect of exchange rate changes on cash and cash equivalents	536	1,470

Net change in cash and cash equivalents	$(12,811)	$(23,896)

Operating Activities: The decrease in cash provided by operating activities for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to an increase in working capital and a decrease in fabrication gross margin during the three months ended March 31, 2009.
Investing Activities: The decrease in cash used in investing activities during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily attributable to approximately $25 million cash paid for an acquisition in the first quarter of 2008, partially offset by an increase in capital expenditures primarily related to our contract operations business during the three months ended March 31, 2009.
Financing Activities: The increase in cash provided by financing activities during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily attributable to an increase in net borrowings during the three months ended March 31, 2009.
Capital Expenditures. We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns, over its expected useful life that exceed our return on capital targets. We currently plan to spend approximately $400 million to $450 million in net capital expenditures during 2009, including (1) contract operations equipment additions and (2) approximately $120 million to $130 million on equipment maintenance capital related to our contract operations business. Net capital expenditures are net of fleet sales.
Credit and Financial Industry Environment. The continuing credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. For example, in September 2008, Lehman Brothers, one of the lenders under our $1.65 billion senior secured credit facility, filed for bankruptcy protection. As a result, our ability to borrow under this facility has been reduced by $3.3 million as of March 31, 2009, resulting in $237.5 million in remaining unfunded commitments that, as of March 31, 2009, were available under our revolving credit facility. Our ability to borrow under this facility could be further reduced by up to $8.3 million as of March 31, 2009, which represents Lehman Brothers’ pro rata portion of outstanding borrowings and letters of credit under our revolving credit facility at March 31, 2009. If any other lender under our revolving credit facility or the Partnership’s revolving credit facility is not able to perform its obligations under those facilities, our borrowing capacity could be further reduced by such lender’s pro rata portion of the unfunded commitments.
The global financial crisis could also have an impact on our derivative agreements if our counterparties are unable to perform their obligations under those agreements. At March 31, 2009, the combined liability related to our outstanding derivative agreements was $106.9 million and was all in favor of our counterparties.
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

Collection of Receivables in Venezuela. As of March 31, 2009, we had assets in Venezuela of approximately $399.3 million, including receivables of $107.2 million, primarily related to projects for the Venezuelan state-owned oil company. In addition, at March 31, 2009, we also had guaranteed approximately $20.0 million of the debt of a joint venture in Venezuela. This guarantee would be triggered if the joint venture does not meet its compression service obligations, but would not be triggered if the customer defaults on its obligations under the contract. We currently do not believe that we will be required to perform on this guarantee. We are experiencing longer cycles of outstanding receivables in Venezuela, as are many other service providers. In the first quarter of 2009, we received only a minimal amount of payments on our receivables in Venezuela.
Recent declines in commodity prices, or any further declines, may exacerbate the situation in Venezuela. This may lead the state-owned oil company to continue to fail to make payments to us and other oil sector service providers or attempt to assume control over the operations of oil sector service providers, which could have further unfavorable impacts. See Note 6 and Note 15 to the Financial Statements and risk factors included in Part II, Item 1A (“Risk Factors”) of this report for further discussion of our operations in Venezuela.
Long-Term Debt and Debt Refinancing. Following the merger of Hanover and Universal, we completed a refinancing of a significant amount of our outstanding debt on the merger date. We entered into a $1.65 billion senior secured credit facility and a $1.0 billion asset-backed securitization facility. As a result of this and a subsequent refinancing, substantially all of the debt of Universal and Hanover outstanding on the merger date has been retired or redeemed, with the exception of Hanover’s convertible senior notes due 2014 and the Partnership’s credit facility. On August 20, 2007, we entered into a senior secured credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement consists of (a) a five-year revolving credit facility in the aggregate amount of $850 million, which includes a variable allocation for a Canadian tranche and the ability to issue letters of credit under the facility and (b) a six-year term loan senior secured credit facility, in the aggregate amount of $800 million with principal payments due on multiple dates through June 2013 (collectively, the “Credit Facility”). Subject to certain conditions as of March 31, 2009, at our request and with the approval of the lenders, the aggregate commitments under the Credit Facility may be increased by an additional $300 million less certain adjustments.
Borrowings under the Credit Agreement bear interest, if they are in U.S. dollars, at a base rate or LIBOR at our option plus an applicable margin, as defined in the agreement. The applicable margin varies depending on our debt ratings. At March 31, 2009, all amounts outstanding were LIBOR loans and the applicable margin was 0.825%. The weighted average interest rate at March 31, 2009 on the outstanding balance, excluding the effect of interest rate swaps, was 1.9%.
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
As of March 31, 2009, we had $309.6 million in outstanding borrowings and $299.6 million in letters of credit outstanding under our revolving credit facility. Additional borrowings of up to approximately $237.5 million were available under that facility as of March 31, 2009, after taking into account Lehman Brothers’ inability to fund future amounts (see — Credit and Financial Industry Environment). Our ability to borrow under this facility could be further reduced in the future by up to $8.3 million as of March 31, 2009, which represents Lehman Brothers’ pro rata portion of outstanding borrowings and letters of credit under our revolving credit facility at March 31, 2009.
In August 2007, Exterran ABS entered into a $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”) and issued $400 million in notes under this facility. In September 2007, an additional $400 million of notes were issued under this facility. In October 2008, we borrowed an additional $100 million on this facility. Interest and fees payable to the noteholders accrue on these notes at a variable rate consisting of one month LIBOR plus an applicable margin. For outstanding amounts up to $800 million, the applicable margin is 0.825%. For amounts outstanding over $800 million, the applicable margin is 1.35%. The weighted average interest rate at March 31, 2009 on borrowings under the 2007 ABS Facility, excluding the effect of interest rate swaps, was 1.5%.
Repayment of the 2007 ABS Facility notes has been secured by a pledge of all of the assets of Exterran ABS, consisting primarily of a fleet of natural gas compressors and the related contracts to provide compression services to our customers. Under the 2007 ABS Facility, we had $11.6 million of restricted cash as of March 31, 2009.
The Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership (together with the Partnership, the “Partnership Borrowers”), entered into a senior secured credit agreement in 2006 (the “Partnership Credit Agreement”). The revolving credit facility under the Partnership Credit Agreement was expanded in 2007 to consist of a five-year $315 million revolving credit facility, which matures in October 2011. As of March 31, 2009, there was $282.8 million in outstanding borrowings under the revolving credit facility and $32.2 million was available for additional borrowings.
The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin, as defined in the agreement. At March 31, 2009 all amounts outstanding were LIBOR loans and the applicable margin was 1.5%. The weighted average interest rate on the outstanding balance of the Partnership’s revolving credit facility, at March 31, 2009, excluding the effect of interest rate swaps, was 2.6%.
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
The term loan bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Borrowings under the term loan are subject to the same credit agreement and covenants as the Partnership’s revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings of the Partnership, on a dollar-for-dollar basis. At March 31, 2009, all amounts outstanding were LIBOR loans and the applicable margin was 2.0%. The weighted average interest rate on the outstanding balance of the Partnership’s term loan at March 31, 2009, excluding the effect of interest rate swaps, was 2.6%.
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
The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including restrictions on the use of proceeds from borrowings and limitations on its ability to: incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.5 to 1.0, and a ratio of total debt to EBITDA of not greater than 5.0 to 1.0. As of March 31, 2009, the Partnership maintained a 4.9 to 1.0 EBITDA to Total Interest Expense ratio and a 4.1 to 1.0 total debt to EBITDA ratio. As of March 31, 2009, we were in compliance with all financial covenants under the credit agreement.
As of March 31, 2009, we had approximately $2.6 billion in outstanding debt obligations, consisting of $900.0 million outstanding under the 2007 ABS Facility, $800.0 million outstanding under our term loan, $309.6 million outstanding under our revolving credit facility, $143.8 million outstanding under our 4.75% convertible notes, $282.8 million outstanding under the Partnership’s revolving credit facility and $117.5 million outstanding under the Partnership’s term loan. During March 2008, we repaid our 4.75% Convertible Senior Notes due 2008 using funds from our revolving credit facility. We were in compliance with our debt covenants as of March 31, 2009. A default under one or more of our debt agreements would in some situations trigger cross-default provisions under certain agreements relating to our debt obligations.

We have entered into interest rate swap agreements related to a portion of our variable rate debt. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of our interest rate swap agreements.
The interest rate we pay under our Credit Agreement can be affected by changes in our credit rating. As of March 31, 2009, our credit ratings as assigned by Moody’s and Standard & Poor’s were:

Standard
	Moody’s	& Poor’s
Outlook	Stable	Stable
Corporate Family Rating	Ba2	BB
Exterran Senior Secured Credit Facility	Ba2	BB+
4.75% convertible senior notes due	—	BB
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
Stock Repurchase Program. On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. In December 2008, our board of directors increased the share repurchase program, from $200 million to $300 million, and extended the expiration date of the authorization, from August 19, 2009 to December 15, 2010. Since the program was initiated, we have repurchased 5,416,221 shares of our common stock at an aggregate cost of approximately $199.9 million. We did not repurchase any shares under this program during the three months ended March 31, 2009.
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
On April 30, 2009, the board of directors of the Partnership’s general partner approved a cash distribution of $0.4625 per limited partner unit, or approximately $9.3 million, including distributions to its general partner on its incentive distribution rights. The distribution covers the period from January 1, 2009 through March 31, 2009. The record date for this distribution is May 11, 2009 and payment is expected to occur on May 15, 2009.

NON-GAAP FINANCIAL MEASURE
We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with SG&A activities, the impact of our financing methods and income taxes. Depreciation expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.
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
For a reconciliation of gross margin to net income (loss), see Note 14 to the Financial Statements.
OFF-BALANCE SHEET ARRANGEMENTS
We have agreed to guarantee our portion of certain obligations of indebtedness of El Furrial, a joint venture in which we own a 33.3% interest. El Furrial is one of our non-consolidated affiliates, and our guarantee obligation is not recorded on our accompanying balance sheet. Our guarantee obligation is a percentage of the guaranteed debt of El Furrial equal to our ownership percentage in El Furrial. This guarantee would be triggered if the joint venture does not meet its compression service obligations, but would not be triggered if the customer defaults on its obligations under the contract. At March 31, 2009, we have guaranteed approximately $20.0 million of the debt of El Furrial. We currently do not believe that we will be required to perform on our guarantee of El Furrial’s debt.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes or updates in our critical accounting estimates that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:
Impairments of Investments in Non-consolidated Affiliates
For the three months ended March 31, 2009, we recognized significant impairment charges related to our investments in non-consolidated affiliates in Venezuela. These impairment charges required us to evaluate different factors and scenarios and make considerably subjective estimates and assumptions regarding matters that are susceptible to change. The use of alternate estimates and/or assumptions would have resulted in the recognition of different impairment charges. There are many uncertainties concerning our investment in our non-consolidated affiliates which may cause us to record a gain or loss on our investment in future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks primarily associated with changes in interest rates and foreign currency exchange rates. We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We also use derivative financial instruments to minimize the risks caused by currency fluctuations in certain foreign currencies. We do not use derivative financial instruments for trading or other speculative purposes.
As of March 31, 2009, after taking into consideration interest rate swaps, we had approximately $939.8 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1.0% increase in interest rates would result in an annual increase in our interest expense of approximately $9.4 million.
For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations and derivative instruments to minimize foreign currency exchange risk, see Note 8 to the Financial Statements.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2009. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes or updates in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:
There are risks associated with our operations in Venezuela. Declines in commodity prices may lead to aggressive actions by the Venezuelan government or state-owned oil company, and any of those actions could adversely impact our financial position and results of operations. Further, new proposed legislation, if implemented, could result in the expropriation of all or a portion of our operations and assets in Venezuela, which could adversely impact our financial position and results of operations and require us to write-down all or a portion of our assets in Venezuela.
As of March 31, 2009, we had assets in Venezuela of approximately $399.3 million, including receivables of $107.2 million, primarily related to projects for the Venezuelan state-owned oil company. In addition, at March 31, 2009, we also had guaranteed approximately $20.0 million of the debt of a joint venture in Venezuela. This guarantee is triggered if the joint venture does not meet its compression obligations, but would not be triggered if the customer defaults on its obligations under the contract. We are experiencing longer cycles of outstanding receivables in Venezuela, as are many other service providers. In the first quarter of 2009, we received only a minimal amount of payments on our receivables in Venezuela.
In the first quarter of 2009, we recorded a $96.6 million ($88.2 million after tax) impairment to our investment in non-consolidated affiliates in Venezuela caused by a loss in value of our investments arising directly out of the conduct of the Venezuelan government or its affiliates that we determined was not temporary. See Note 6 to the Financial Statements for further discussion of the impairment of our investments in non-consolidated affiliates in the first quarter of 2009.
Recent declines in commodity prices, or any further declines, may exacerbate the situation in Venezuela. This may lead the state-owned oil company to continue to fail to make payments to us and other oil sector service providers, which could have further unfavorable impacts.
The current commodity price environment or any further declines in commodity prices also may lead the Venezuelan government to enact new laws or regulations that impact us. Recently, laws and regulations in Venezuela have been subject to frequent and significant changes. These changes have included currency controls, restrictions on repatriation of capital, import prohibition of certain consumable commodities required for ongoing operations, expropriation and nationalization of certain firms and industries and changes to the tax laws. On May 5, 2009, the Venezuela National Assembly gave preliminary approval to legislation that, if implemented, would allow the Venezuelan government, directly or through its state-owned oil company, to immediately assume control over the operations and assets of certain oil sector service providers, including us, without taking any further legal measures. Expropriation of all or a portion of our assets or operations in Venezuela by the Venezuelan government, directly or through its state-owned oil company, could adversely affect our results of operations and require us to write-down all or a portion of our assets in Venezuela. While the proposed law provides that companies whose assets are expropriated in this manner may be compensated in cash or securities, we are unable to predict what, if any, compensation we would ultimately receive in exchange for any such expropriated assets.
If the government of Venezuela were to implement the legislation discussed above, or institute further changes to the laws and regulations of Venezuela, such as requiring payment on our contracts to be made entirely in Bolivars rather than partly in U.S. dollars, or further restricting currency movements outside of the country, those changes could:
•	interfere with our ability to maintain our ongoing Venezuelan operations;

•	increase the expenses incurred by our Venezuelan operations;

•	result in a reduction in our net income or a write-down of our investments and other assets in Venezuela;

•	cause us to incur a loss on trading securities associated with our operations in Venezuela that we enter into from time to time;

•	cause us to experience longer payment cycles in collecting accounts receivable or fail to collect those receivables; and

•	restrict the movement of our assets outside of Venezuela.

Covenants in our debt agreements may impair our ability to operate our business.
Our bank credit facilities, asset-backed securitization facility and the agreements governing certain of our other indebtedness include various covenants with which we must comply, including, but not limited to, limitations on incurrence of indebtedness, investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. For example, we must maintain various consolidated financial ratios including a ratio of EBITDA (as defined in the Credit Agreement) to total interest expense (as defined in the Credit Agreement) of not less than 2.25 to 1.0, a ratio of consolidated debt to EBITDA of not greater than 5.0 to 1.0 and a ratio of senior secured debt to EBITDA of not greater than 4.0 to 1.0. As of March 31, 2009, we maintained a 7.2 to 1.0 EBITDA to total interest expense ratio, a 3.2 to 1.0 consolidated debt to EBITDA ratio and a 3.0 to 1.0 senior secured debt to EBITDA ratio. As of March 31, 2009, we were in compliance with all financial covenants under our credit agreements.
The Partnership’s credit facility also includes covenants limiting its ability to make distributions, incur indebtedness, grant liens, merge, make loans, acquisitions, investments or dispositions and engage in transactions with affiliates. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to total interest expense (as defined in the Partnership Credit Agreement) of not less than 2.5 to 1.0, and a ratio of total debt to EBITDA of not greater than 5.0 to 1.0. As of March 31, 2009, the Partnership maintained a 4.9 to 1.0 EBITDA to total interest expense ratio and a 4.1 to 1.0 total debt to EBITDA ratio. As of March 31, 2009, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.
If we were to experience a significant deterioration in the demand for our services, we may not be able to comply with certain of the covenants associated with our indebtedness. The breach of any of our covenants could result in a default under one or more of our debt agreements, which could cause our indebtedness under those agreements to become due and payable. In addition, a default under one or more of our debt agreements, including a default by the Partnership under the Partnership Credit Agreement, would in some situations trigger cross-default provisions under certain agreements relating to our debt obligations, which would accelerate our obligation to repay our indebtedness under those agreements. If the repayment obligations on any of our indebtedness were to be so accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and our financial position would be materially adversely affected.
New proposed regulations under the Clean Air Act, if implemented, could result in increased compliance costs.
In March 2009, the Environmental Protection Agency (“EPA”) formally proposed new regulations under the Clean Air Act (“CAA”) to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule, if and when finalized by the EPA, may require us to undertake significant expenditures, including expenditures for installing pollution control equipment such as oxidation catalysts or non-selective catalytic reduction equipment, imposing more stringent maintenance practices, and implementing additional monitoring practices on a significant percentage of our natural gas compressor engine fleet. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements. The comment period on the proposed regulation ends on June 3, 2009. Under the proposal, compliance will be required by three years from the effective date of the final rule. This proposed rule and any other new regulations requiring the installation of more sophisticated emission control equipment could have a material adverse impact on our business, financial condition, results of operations or cash flows.
Climate change legislation and regulatory initiatives could result in increased compliance costs.
Scientific studies suggest that emissions of certain gases, commonly referred to as “greenhouse gases,” such as carbon dioxide and methane, may be contributing to climatic changes in the Earth’s atmosphere. In response to such studies, President Obama has expressed support for, and it is anticipated that the U.S. Congress will continue actively to consider, legislation to restrict or regulate emissions of greenhouse gases. The legislation currently under consideration by Congress could require greenhouse gas emissions reductions of as much as 20% from present levels by 2020 and by as much as 80% by 2050. In addition, more than one-third of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that small sources such as gas-fired compressors could be subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources such as new motor vehicles, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases including carbon dioxide fall under the CAA’s definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources. In July 2008, the EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the CAA, in response to the Supreme Court’s decision in Massachusetts. In the notice, the EPA evaluated the potential regulation of greenhouse gases under several different provisions of the CAA, but did not propose any specific, new regulatory requirements for greenhouse gases. The notice and two recent developments suggest that the EPA is beginning to pursue a path toward the regulation of greenhouse gas emissions under its existing CAA authority. First, in April 2009, the EPA proposed a new rule requiring approximately 13,000 facilities comprising a substantial percentage of annual U.S. greenhouse gas emissions to inventory and report their greenhouse gas emissions to the EPA beginning in 2011. Second, also in April 2009, the EPA responded to the Massachusetts case by issuing a proposed “endangerment finding” under section 202(a)(1) of the CAA concluding that greenhouse gas emissions from new motor vehicles are reasonably anticipated to endanger public health and welfare. If finalized, this finding may trigger a variety of regulatory consequences including obligations on the EPA to impose limits on greenhouse gas emissions from new motor vehicles. Further, the endangerment finding could be used by the EPA as a basis to impose limits on greenhouse gas emissions from certain categories of stationary sources. Both proposals are subject to a period of public comment, may or may not be adopted in the form proposed, and may be subject to judicial challenges upon adoption. Although it is not possible at this time to predict how Congressional or state legislation that may be enacted or new EPA or other regulations that may be adopted to address greenhouse gas emissions would impact our business, any such new federal, state or local regulation of carbon dioxide or other greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Item 5. Other Information
Consulting Agreement with Stephen A. Snider
As previously announced in our Current Report on Form 8-K filed on October 10, 2008, Stephen A. Snider, our Chief Executive Officer, plans to retire from that position by the end of June 2009. On May 4, 2009, the compensation committee of our board of directors adopted a form of Consulting Agreement with Mr. Snider to provide consulting services to us for one year, beginning on the date of his retirement. In consideration for the services to be rendered, we will pay Mr. Snider a consulting fee of $8,333.33 per month and will reimburse him for expenses incurred on our behalf.
The foregoing description of the consulting agreement is qualified in its entirety by reference to the form of the agreement, which is filed herewith as Exhibit 10.9 and incorporated herein by reference.
Tax Reimbursement for Norman A. Mckay
On May 4, 2009, the compensation committee of our board of directors approved a payment to Norman A. Mckay, our Senior Vice President and President, Eastern Hemisphere of Exterran Energy Solutions, L.P., our wholly-owned subsidiary, and a named executive officer for 2008, of $86,922. This payment represents reimbursement for certain amounts owed by Mr. Mckay, a non-U.S. citizen, to the U.S. Internal Revenue Service directly related to the portion of his time he spent conducting our business within the U.S. during 2007 and 2008. We previously reimbursed Mr. Mckay in the amount of $7,895 for such tax obligations for the years 2005 and 2006.

Item 6. Exhibits

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

10.1†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Incentive Stock Option

10.2†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Non-Qualified Stock Option

10.3†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock

10.4†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock for Directors

10.5†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Stock-Settled Restricted Stock Units

10.6†*	Exterran Holdings, Inc. Award Notice for Time-Vested Incentive Stock Option for Stephen A. Snider

10.7†*	Exterran Holdings, Inc. Award Notice for Time-Vested Non-Qualified Stock Option for Stephen A. Snider

10.8†*	Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock for Stephen A. Snider

10.9†*	Form of Consulting Agreement by and between Exterran Holdings, Inc. and Stephen A. Snider

10.10†*	Amendment No. 2 to Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTERRAN HOLDINGS, INC.

Date: May 7, 2009	By:	/s/ J. MICHAEL ANDERSON

J. Michael Anderson
Senior Vice President and Chief
Financial Officer (Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT

Kenneth R. Bickett
Vice President — Finance and Accounting
(Principal Accounting Officer)

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

10.1†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Incentive Stock Option

10.2†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Non-Qualified Stock Option

10.3†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock

10.4†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock for Directors

10.5†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Stock-Settled Restricted Stock Units

10.6†*	Exterran Holdings, Inc. Award Notice for Time-Vested Incentive Stock Option for Stephen A. Snider

10.7†*	Exterran Holdings, Inc. Award Notice for Time-Vested Non-Qualified Stock Option for Stephen A. Snider

10.8†*	Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock for Stephen A. Snider

10.9†*	Form of Consulting Agreement by and between Exterran Holdings, Inc. and Stephen A. Snider

10.10†*	Amendment No. 2 to Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.