Form 10-Q
period 2009-06-30
EXTERRAN HOLDINGS INC.
filed 2009-08-06
CIK 1389050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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
Number of shares of the common stock of the registrant outstanding as of July 31, 2009: 62,484,545 shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$101,166	$123,906
Restricted cash	7,964	7,563
Accounts receivable, net of allowance of $17,277 and $13,738, respectively	551,897	551,362
Inventory, net	580,395	495,809
Costs and estimated earnings in excess of billings on uncompleted contracts	117,618	219,487
Current deferred income taxes	28,988	36,816
Other current assets	141,612	121,009
Current assets associated with discontinued operations	18,524	139,178

Total current assets	1,548,164	1,695,130
Property, plant and equipment, net	3,444,643	3,436,222
Goodwill, net	194,292	308,024
Intangible and other assets, net	295,385	294,252
Investments in non-consolidated affiliates	1,217	83,933
Long-term assets associated with discontinued operations	1,504	275,066

Total assets	$5,485,205	$6,092,627

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	$102	$101
Accounts payable, trade	165,381	216,707
Accrued liabilities	294,481	312,270
Deferred revenue	240,807	192,556
Billings on uncompleted contracts in excess of costs and estimated earnings	147,888	157,955
Current liabilities associated with discontinued operations	34,637	37,632

Total current liabilities	883,296	917,221
Long-term debt	2,509,675	2,512,328
Other long-term liabilities	129,536	182,679
Deferred income taxes	195,445	197,525
Long-term liabilities associated with discontinued operations	15,663	54,797

Total liabilities	3,733,615	3,864,550
Commitments and contingencies (Note 15)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share, 250,000,000 shares authorized; 68,098,777 and 67,202,109 shares issued, respectively	681	672
Additional paid-in capital	3,424,009	3,354,922
Accumulated other comprehensive loss	(46,684)	(94,767)
Accumulated deficit	(1,606,266)	(1,016,082)
Treasury stock – 5,612,706 and 5,535,671 common shares, at cost, respectively	(201,484)	(200,959)

Total Exterran stockholders’ equity	1,570,256	2,043,786

Noncontrolling interest	181,334	184,291

Total equity	1,751,590	2,228,077

Total liabilities and equity	$5,485,205	$6,092,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
North America contract operations	$178,455	$194,607	$372,848	$393,683
International contract operations	95,448	91,768	186,127	178,708
Aftermarket services	78,504	92,957	154,035	172,578
Fabrication	325,561	394,044	668,170	730,993

	677,968	773,376	1,381,180	1,475,962

Costs and Expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	74,420	86,303	158,125	174,591
International contract operations	37,897	36,467	70,702	66,249
Aftermarket services	61,778	73,695	121,532	137,261
Fabrication	275,561	355,284	562,275	619,027
Selling, general and administrative	86,380	89,582	171,491	173,079
Merger and integration expenses	—	1,458	—	5,891
Depreciation and amortization	85,903	81,671	167,976	162,310
Fleet impairment	86,684	—	86,684	1,450
Restructuring charges	8,076	—	15,380	—
Goodwill impairment	150,778	—	150,778	—
Interest expense	29,163	30,125	55,897	63,336
Equity in (income) loss of non-consolidated affiliates	567	(6,962)	91,684	(13,055)
Other (income) expense, net	(9,433)	(5,705)	(12,795)	(15,658)

	887,774	741,918	1,639,729	1,374,481

Income (loss) before income taxes	(209,806)	31,458	(258,549)	101,481
Provision for (benefit from) income taxes	(23,177)	15,314	(12,214)	43,148

Income (loss) from continuing operations	(186,629)	16,144	(246,335)	58,333
Income (loss) from discontinued operations, net of tax	(343,323)	8,759	(341,517)	18,584

Net income (loss)	(529,952)	24,903	(587,852)	76,917
Less: Net income attributable to the noncontrolling interest	(818)	(3,243)	(2,332)	(5,886)

Net income (loss) attributable to Exterran stockholders	$(530,770)	$21,660	$(590,184)	$71,031

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran stockholders	$(3.06)	$0.20	$(4.06)	$0.81
Income (loss) from discontinued operations attributable to Exterran stockholders	(5.60)	0.13	(5.57)	0.28

Net income (loss) attributable to Exterran stockholders	$(8.66)	$0.33	$(9.63)	$1.09

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran stockholders	$(3.06)	$0.20	$(4.06)	$0.78
Income (loss) from discontinued operations attributable to Exterran stockholders	(5.60)	0.13	(5.57)	0.29

Net income (loss) attributable to Exterran stockholders	$(8.66)	$0.33	$(9.63)	$1.07

Weighted average common and equivalent shares outstanding:
Basic	61,277	65,217	61,270	65,125

Diluted	61,277	65,904	61,270	67,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(529,952)	$24,903	$(587,852)	$76,917
Other comprehensive income, net of tax:
Change in fair value of derivative financial instruments	15,525	31,774	13,170	4,250
Foreign currency translation adjustment	42,240	(6,276)	36,540	(12,549)

Comprehensive income (loss)	(472,187)	50,401	(538,142)	68,618
Less: Comprehensive income attributable to the noncontrolling interest	1,815	421	3,959	6,388

Comprehensive income (loss) attributable to Exterran	$(474,002)	$49,980	$(542,101)	$62,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Exterran Holdings, Inc. Stockholders
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Treasury	Accumulated	Noncontrolling
	Stock	Capital	Income (Loss)	Stock	Deficit	Interest	Total
Balance at December 31, 2007	$666	$3,317,321	$13,004	$(99,998)	$(68,733)	$191,304	$3,353,564
Treasury stock purchased				(974)			(974)
Option exercises	2	6,455					6,457
Shares issued in employee stock purchase plan	1	2,911					2,912
Stock-based compensation expense, net of forfeitures	3	6,244				289	6,536
Income tax benefit from stock compensation expense		596					596
Cash distribution to noncontrolling unitholders of the Partnership						(7,088)	(7,088)
Noncontrolling interest of joint venture						(1,639)	(1,639)
Comprehensive income:
Net income					71,031	5,886	76,917
Derivatives change in fair value, net of tax			3,748			502	4,250
Foreign currency translation adjustment			(12,549)				(12,549)
Total comprehensive income							68,618

Balance at June 30, 2008	$672	$3,333,527	$4,203	$(100,972)	$2,298	$189,254	$3,428,982

Balance at December 31, 2008	$672	$3,354,922	$(94,767)	$(200,959)	$(1,016,082)	$184,291	$2,228,077
Treasury stock purchased				(525)			(525)
Shares issued in employee stock purchase plan	1	2,406					2,407
Stock-based compensation expense, net of forfeitures	8	12,509				603	13,120
Income tax expense from stock compensation expense		(2,573)					(2,573)
Cash distribution to noncontrolling unitholders of the Partnership						(7,720)	(7,720)
Issuance of convertible senior notes and purchased call options and warrants sold		56,745					56,745
Other						201	201
Comprehensive income (loss):
Net income (loss)					(590,184)	2,332	(587,852)
Derivatives change in fair value, net of tax			11,543			1,627	13,170
Foreign currency translation adjustment			36,540				36,540
Total comprehensive loss							(538,142)

Balance at June 30, 2009	$681	$3,424,009	$(46,684)	$(201,484)	$(1,606,266)	$181,334	$1,751,590

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Net income (loss)	$(587,852)	$76,917
Adjustments:
Depreciation and amortization	167,976	162,310
Fleet impairment	86,684	1,450
Facility impairment	5,600	—
Goodwill impairment	150,778	—
Deferred financing cost amortization	1,690	1,720
(Income) loss from discontinued operations, net of tax	341,517	(18,584)
Amortization of debt discount	828	—
Bad debt expense	4,498	1,616
Gain on sale of property, plant and equipment	(7,671)	(1,530)
Gain on sale of business	(3,000)	—
Equity in (income) loss of non-consolidated affiliates, net of dividends received	91,684	(13,055)
Interest rate swaps	1,010	372
(Gain) loss on remeasurement of intercompany balances	3,167	(8,964)
Stock-based compensation expense	13,699	9,079
Deferred income taxes	(19,160)	11,733
Changes in assets and liabilities, net of acquisition:
Accounts receivable and notes	4,451	(14,834)
Inventory	(51,827)	(24,129)
Costs and estimated earnings versus billings on uncompleted contracts	89,794	72,441
Prepaid and other current assets	(15,103)	(18,463)
Accounts payable and other liabilities	(114,749)	(55,526)
Deferred revenue	(11,755)	58,915
Other	(11,432)	7,493

Net cash provided by continuing operating activities	140,827	248,961

Net cash provided by discontinued operations	829	25,872

Net cash provided by operating activities	141,656	274,833

Cash flows from investing activities:
Capital expenditures	(228,577)	(230,366)
Proceeds from sale of property, plant and equipment	13,450	26,251
Cash paid in acquisition	—	(24,925)
Proceeds from sale of business	5,642	—
Cash invested in non-consolidated affiliates	(567)	—
Increase in restricted cash	(401)	(5,933)

Net cash used in continuing investing activities	(210,453)	(234,973)
Net cash used in discontinued operations	(829)	(23,240)

Net cash used in investing activities	(211,282)	(258,213)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from financing activities:
Borrowings on revolving credit facilities	219,000	339,000
Repayments on revolving credit facilities	(333,591)	(207,000)
Repayments on asset-backed securitization facility	(135,000)	—
Borrowings on Partnership credit facility	6,500	—
Repayments on Partnership credit facility	(17,500)	—
Proceeds (repayments) of other debt, net	(35)	(848)
Repayments of convertible senior notes due 2008	—	(192,000)
Proceeds from issuance of convertible senior notes due 2014	355,000	—
Payments for debt issue costs	(9,929)	(538)
Proceeds from warrants sold	53,138	—
Payments for call options	(89,408)	—
Proceeds from stock options exercised	—	4,738
Proceeds from stock issued pursuant to our employee stock purchase plan	1,708	2,465
Purchases of treasury stock	(525)	(975)
Stock-based compensation excess tax benefit	30	556
Distributions to non-controlling partners in the Partnership	(7,720)	(7,088)

Net cash provided by (used in) continuing financing activities	41,668	(61,690)

Net cash provided by discontinued operations	—	—

Net cash provided by (used in) financing activities	41,668	(61,690)

Effect of exchange rate changes on cash and equivalents	5,218	3,253

Net decrease in cash and cash equivalents	(22,740)	(41,817)
Cash and cash equivalents at beginning of period	123,906	144,801

Cash and cash equivalents at end of period	$101,166	$102,984

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
Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value, with any gain or loss recognized in earnings. The consolidated financial statements included in this Quarterly Report on Form 10-Q have been retrospectively adjusted to reflect the changes required by SFAS No. 160.
On August 20, 2007, Hanover Compressor Company (“Hanover”) and Universal Compression Holdings, Inc. (“Universal”) completed their business combination pursuant to a merger. As a result of the merger, each of Universal and Hanover became our wholly-owned subsidiary, and Universal merged with and into us.
Earnings (Loss) Attributable to Exterran Stockholders Per Common Share
Basic income (loss) attributable to Exterran stockholders per common share is computed by dividing income (loss) attributable to Exterran common stockholders by the weighted average number of shares outstanding for the period. Diluted income (loss) attributable to Exterran stockholders per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options and warrants to purchase common stock, restricted stock, restricted stock units, stock issued pursuant to our employee stock purchase plan and convertible senior notes, unless their effect would be anti-dilutive.
The table below summarizes income (loss) attributable to Exterran stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income (loss) from continuing operations	$(187,447)	$12,901	$(248,667)	$52,447
Income (loss) from discontinued operations, net of tax	(343,323)	8,759	(341,517)	18,584

Net income (loss) attributable to Exterran stockholders	$(530,770)	$21,660	$(590,184)	$71,031

The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted income (loss) attributable to Exterran stockholders per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding-used in basic income per common share	61,277	65,217	61,270	65,125
Net dilutive potential common stock issuable:
On exercise of options and vesting of restricted stock and restricted stock units	**	679	**	671
On settlement of employee stock purchase plan shares	**	8	**	9
On conversion of 4.75% convertible senior notes due 2014	**	**	**	1,557

Weighted average common shares and dilutive potential common shares—used in diluted income per common share	61,277	65,904	61,270	67,362

**	Excluded from diluted income (loss) per common share as the effect would have been anti-dilutive.

Net income attributable to Exterran stockholders for the diluted earnings per share calculation for the three and six months ended June 30, 2008 is adjusted to add back interest expense and amortization of financing costs totaling zero and $1.2 million, respectively, net of tax, relating to our 4.75% convertible senior notes due 2014.
The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net dilutive potential common stock issuable:
On exercise of options where exercise price is greater than average market value for the period	510	179	1,170	179
On exercise of options and vesting of restricted stock and restricted stock units	497	—	465	—
On settlement of employee stock purchase plan shares	35	—	41	—
On exercise of warrants	802	—	401	—
On conversion of 4.25% convertible senior notes due 2014	4,381	—	2,191	—
On conversion of 4.75% convertible senior notes due 2014	3,115	3,115	3,115	1,557
On conversion of convertible senior notes due 2008	—	—	—	601

Net dilutive potential common shares issuable	9,340	3,294	7,383	2,337

Financial Instruments
Our financial instruments include cash, receivables, payables, interest rate swaps, foreign currency hedges and debt. At June 30, 2009 and December 31, 2008, the estimated fair value of such financial instruments, except for debt, approximated their carrying value as reflected in our consolidated balance sheets. As a result of the current credit environment, we believe that the fair value of our floating rate debt does not approximate its carrying value as of June 30, 2009 and December 31, 2008 because the applicable margin on our floating rate debt was below the market rates as of these dates. The fair value of our fixed rate debt has been estimated primarily based on quoted market prices. The fair value of our floating rate debt has been estimated based on similar debt transactions that occurred near June 30, 2009 and December 31, 2008. A summary of the fair value and carrying value of our debt as of June 30, 2009 and December 31, 2008 is shown in the table below:

	As of June 30, 2009		As of December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Fixed rate debt	$402,027	$368,630	$144,088	$88,018
Floating rate debt	2,107,750	1,921,372	2,368,341	2,116,588

Total debt	$2,509,777	$2,290,002	$2,512,429	$2,204,606

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings (loss) unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

Reclassifications
Certain amounts in the prior financial statements have been reclassified to conform to the 2009 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.
Subsequent Events
We reviewed for subsequent events as of the issuance of these financial statements on August 6, 2009.
2. DISCONTINUED OPERATIONS
In May 2009, the Venezuelan government enacted a law that reserves to the State of Venezuela certain assets and services related to hydrocarbon primary activities, which included substantially all of our assets and services in Venezuela. The law provides that the reserved activities are to be performed by the State, by the State-owned oil company, Petroleos de Venezuela S.A. (“PDVSA”), or its affiliates or through mixed companies under the control of PDVSA or its affiliates. The law authorizes PDVSA or its affiliates to take possession of the assets and take over control of those operations related to the reserved activities as a step prior to the commencement of an expropriation process, and permits the national executive of Venezuela to decree the total or partial expropriation of shares or assets of companies performing those services.
On June 2, 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela. As of June 30, 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela.
While the law provides that companies whose assets are expropriated in this manner may be compensated in cash or securities, we are unable to predict what, if any, compensation Venezuela will ultimately offer in exchange for any such expropriated assets and, accordingly, we are unable to predict what, if any, compensation we ultimately will receive. We reserve and will continue to reserve the right to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investment treaties and customary international law. In this connection, on June 16, 2009, we delivered to the Venezuelan government and PDVSA an official notice of dispute relating to the seized assets and investments under the Agreement between Spain and Venezuela for the Reciprocal Promotion and Protection of Investments and under Venezuelan law. We maintain insurance for the risk of expropriation of our investments in Venezuela, subject to a policy limit of $50 million. We have not recorded a receivable related to this insurance policy in the second quarter of 2009 because we could not conclude that recovery under this insurance policy was probable as of June 30, 2009.
As a result of PDVSA taking possession of substantially all of our assets and operations in Venezuela, we recorded asset impairments totaling $377.9 million, primarily related to receivables, inventory, fixed assets and goodwill, in the second quarter of 2009. These asset impairments are reflected as loss from discontinued operations, net of tax in our consolidated statements of operations. We believe the fair value of our seized Venezuelan operations substantially exceeds the historical cost-based carrying value of the assets, including the goodwill allocable to those operations; however GAAP requires that our claim be accounted for as a gain contingency with no benefit being recorded until resolved. Accordingly, we did not include any compensation we may receive for our seized assets and operations in making the determination as to the incurrence and magnitude of the loss on expropriation.
The expropriation of our business in Venezuela meets the criteria established for recognition as discontinued operations under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Therefore, our Venezuela contract operations and aftermarket services businesses are now reflected as discontinued operations in our consolidated statements of operations.
The table below summarizes the operating results of the discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$32,665	$38,835	$67,346	$76,338
Expenses and selling, general and administrative	27,015	31,213	58,062	60,192
Loss attributable to expropriation	377,891	—	377,891	—
Other (income) loss, net	(173)	(2,907)	(4,472)	(6,351)
Provision for (benefit from) income taxes	(28,745)	1,770	(22,618)	3,913

Income (loss) from discontinued operations, net of tax	$(343,323)	$8,759	$(341,517)	$18,584

The table below summarizes the balance sheet data for discontinued operations (in thousands):

	June 30,	December 31,
	2009	2008
Cash	$788	$2,485
Accounts receivable	275	73,994
Inventory	243	31,290
Other current assets	17,218	31,409

Total current assets associated with discontinued operations	18,524	139,178
Property, plant and equipment, net	897	237,644
Goodwill, net	—	32,602
Intangibles and other long-term assets	607	4,820

Total assets associated with discontinued operations	$20,028	$414,244

Accounts payable	$13,382	$7,467
Accrued liabilities	21,255	25,115
Deferred revenues	—	5,050

Total current liabilities associated with discontinued operations	34,637	37,632
Deferred income taxes	354	28,273
Other long-term liabilities	15,309	26,524

Total liabilities associated with discontinued operations	$50,300	$92,429

3. BUSINESS ACQUISITIONS
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
4. INVENTORY
Inventory, net of reserves, consisted of the following amounts (in thousands):

	June 30,	December 31,
	2009	2008
Parts and supplies	$311,611	$290,858
Work in progress	238,285	187,579
Finished goods	30,499	17,372

Inventory, net of reserves	$580,395	$495,809

As of June 30, 2009 and December 31, 2008, we had inventory reserves of $19.9 million and $17.3 million, respectively.

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Compression equipment, facilities and other fleet assets	$4,370,148	$4,314,566
Land and buildings	171,662	175,204
Transportation and shop equipment	198,076	182,402
Other	121,706	108,170

	4,861,592	4,780,342
Accumulated depreciation	(1,416,949)	(1,344,120)

Property, plant and equipment, net	$3,444,643	$3,436,222

6. GOODWILL
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
As discussed in Note 2, on June 2, 2009, PDVSA commenced taking possession of our assets and operations in Venezuela. As of June 30, 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. We determined that this event could indicate an impairment of our international contract operations and aftermarket services reporting units’ goodwill and therefore performed a goodwill impairment test for these reporting units in the second quarter of 2009.
Our international contract operations reporting unit failed step one of the goodwill impairment test and we recorded an estimated impairment of goodwill in our international contract operations reporting unit of $150.8 million in the second quarter of 2009. The $32.6 million of goodwill related to our Venezuela contract operations and aftermarket services businesses was also written off in the second quarter of 2009 as part of our loss from discontinued operations. The decrease in value of our international contract operations reporting unit was primarily caused by the loss of our operations in Venezuela. The goodwill impairment charge is estimated as we are in the process of finalizing valuations including identifiable intangible assets, debt and property, plant and equipment. The amount of the goodwill impairment charge will be finalized by the end of the third quarter of 2009. If for any reason the fair value of our goodwill or that of our reporting units that have associated goodwill declines below the carrying value in the future, we may incur additional goodwill impairment charges.
The table below presents the change in the net carrying amount of goodwill for the six months ended June 30, 2009 (in thousands):

	December 31,	Purchase Adjustments/ Acquisitions/	Impact of Foreign	Goodwill	June 30,
	2008	Dispositions	Currency Translation	Impairment	2009
North America contract operations	$—	$—	$—	$—	$—
International contract operations	142,909	—	7,869	(150,778)	—
Aftermarket services	60,368	(1,528)	3,458	—	62,298
Fabrication	104,747	19,108	8,139	—	131,994

Total	$308,024	$17,580	$19,466	$(150,778)	$194,292

7. INVESTMENTS IN NON-CONSOLIDATED AFFILIATES
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
Our ownership interest and location of each equity method investee at June 30, 2009 is as follows:

	Ownership
	Interest	Location	Type of Business
PIGAP II	30.0%	Venezuela	Gas Compression Plant
El Furrial	33.3%	Venezuela	Gas Compression Plant
SIMCO/Harwat Consortium	35.5%	Venezuela	Water Injection Plant
Summarized combined earnings information for these entities consisted of the following amounts (on a 100% basis, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$655	$53,984	$7,479	$105,066
Operating income (loss)	(6,066)	28,017	(249,233)	54,872
Net income (loss)	(3,580)	21,478	(229,540)	29,944
Due to unresolved disputes with its only customer, PDVSA, SIMCO sent a notice to PDVSA in the fourth quarter of 2008 stating that SIMCO may not be able to continue to fund its operations if some of its outstanding disputes are not resolved and paid in the near future. On February 25, 2009, the Venezuelan National Guard occupied SIMCO’s facilities and during March transitioned the operation of SIMCO, including the hiring of SIMCO’s employees, to PDVSA. We are unable to predict what, if any, compensation will ultimately be offered in exchange for any such assets assumed and, accordingly, we are unable to predict what, if any, compensation we ultimately will receive.
During the first quarter of 2009, we determined that the expected proceeds from our investment in the SIMCO/Harwat Consortium would be less than the book value of our investment and, as a result, that the fair value of our investment had declined and the loss in value was not temporary. Therefore, we recorded an impairment charge in the first quarter of 2009 of $6.5 million, which is reflected as a charge in equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations. At June 30, 2009, our investment in the SIMCO/Harwat Consortium was $1.2 million.
Due to lack of payments from their only customer, PIGAP II and El Furrial each sent a notice of default to PDVSA in April 2009. PIGAP II’s and El Furrial’s debt was in technical default triggered by past due payments from their sole customer under their related services contracts. As a result of PDVSA’s nonpayment, in March 2009 these joint ventures recorded impairments on their assets. Accordingly, we reviewed our expected cash flows related to these two joint ventures and determined in March 2009 that the fair value of our investment in PIGAP II and El Furrial had declined and that we had a loss in our investment that was not temporary. Therefore, we recorded an impairment charge of $90.1 million ($81.7 million net of tax) to write-off our investments in PIGAP II and El Furrial. These impairment charges are reflected as a charge in equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations. In May 2009, PDVSA assumed control over the assets of PIGAP II and El Furrial and transitioned the operations of PIGAP II and El Furrial, including the hiring of their employees, to PDVSA. Our non-consolidated affiliates are expected to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investment treaties and customary international law, which could result in us recording a gain on our investment in future periods. However, we are unable to predict what, if any, compensation we ultimately will receive.
Because we have written off the majority of our investment in non-consolidated affiliates, we currently do not expect to have significant, if any, equity earnings in non-consolidated affiliates in the future from these investments.
8. DEBT
Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Revolving credit facility due August 2012	$155,000	$269,591
Term loan	800,000	800,000
2007 asset-backed securitization facility notes due July 2012	765,000	900,000
Partnership’s revolving credit facility due October 2011	270,250	281,250
Partnership’s term loan facility due October 2011	117,500	117,500
4.75% convertible senior notes due January 2014	143,750	143,750
4.25% convertible senior notes due June 2014 (presented net of the unamortized discount of $97.1 million as of June 30, 2009)	257,968	—
Other, interest at various rates, collateralized by equipment and other assets	309	338

	2,509,777	2,512,429
Less current maturities	(102)	(101)

Long-term debt	$2,509,675	$2,512,328

In June 2009, we issued under our shelf registration statement $355.0 million aggregate principal amount of 4.25% convertible senior notes due June 2014 (the “4.25% Notes”), including $30.0 million principal amount issued pursuant to the underwriter’s overallotment option. The 4.25% Notes are convertible into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. The 4.25% Notes’ intrinsic value did not exceed their principal amount as of June 30, 2009. We may not redeem the notes prior to the maturity date of the notes.
FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), requires that the liability and equity components of certain convertible debt instruments that may be settled in cash upon conversion be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. Our 4.25% Notes are being accounted for under FSB APB 14-1, and $97.9 million was recorded as a debt discount and reflected in equity related to the convertible feature of these notes. The unamortized discount on the 4.25% Notes will be amortized using the effective interest method through June 30, 2014. During the three and six months ended June 30, 2009, we recognized $0.8 million and $0.8 million in interest expense related to the contractual interest coupon and amortization of the debt discount, respectively. The effective interest rate on the debt component of these notes was 11.67% for the three and six months ended June 30, 2009.
The 4.25% Notes are our senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the 4.25% Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and liabilities incurred by our subsidiaries. The 4.25% Notes are not guaranteed by any of our subsidiaries.

In connection with the offering of the 4.25% Notes, we purchased call options on our stock at approximately $23.15 per share of common stock and sold warrants on our stock at approximately $32.67 per share of common stock. These transactions economically adjust the effective conversion price to $32.67 for $325.0 million of the 4.25% Notes and therefore are expected to reduce the potential dilution to our common stock upon any such conversion.
We used $36.3 million of the net proceeds from this debt offering and the full $53.1 million of the proceeds from the warrants sold to pay the cost of the purchased call options, and the remaining net proceeds from this debt offering to repay approximately $173.8 million of indebtedness under our revolving credit facility and approximately $135.0 million of indebtedness outstanding under our asset-backed securitization facility.
Our debt agreements contain various covenants with which we must comply, including, but not limited to, limitations on incurrence of indebtedness, investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. We must also maintain, on a consolidated basis, required leverage and interest coverage ratios. We were in compliance with our debt covenants as of June 30, 2009.
Long-term Debt Maturity Schedule
Contractual maturities of long-term debt (excluding interest to be accrued thereon) at June 30, 2009 are as follows (in thousands):

	June 30,
	2009
2009	$20,102	(1)
2010	40,125	(1)
2011	447,799
2012	1,280,034
2013	320,000
Thereafter	498,750	(2)

Total debt	$2,606,810

(1)	$20 million of the maturities due in each of 2009 and 2010 are classified as long-term because we have the intent and ability to refinance these maturities with available credit.

(2)	This amount excludes the unamortized discount of $97.1 million as of June 30, 2009 related to the 4.25% Notes.
9. ACCOUNTING FOR DERIVATIVES
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
Interest Rate Risk
At June 30, 2009, we were a party to 22 interest rate swaps in which we pay fixed payments and receive floating payments on a notional value of $1,445.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $1,357.9 million expiring through January 2013 and the remaining interest rate swaps expiring through October 2019. The weighted average effective fixed interest rate payable on our interest rate swaps was 4.2% as of June 30, 2009. We have designated these interest rate swaps as cash flow hedging instruments pursuant to the criteria of SFAS No. 133, so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded approximately $0.3 million and $0.5 million of interest expense for the three and six months ended June 30, 2009, respectively, due to the ineffectiveness related to these swaps. We recorded approximately $0.8 million and $1.6 million of interest expense for the three and six months ended June 30, 2008, respectively, due to the ineffectiveness related to these swaps. We estimate that approximately $45.3 million of deferred pre-tax losses, included in our accumulated other comprehensive loss at June 30, 2009, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.
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
Foreign currency hedges that meet the hedging requirements of SFAS No. 133 or that qualify for hedge accounting treatment are accounted for as cash flow hedges under the provisions of SFAS No. 133. Changes in the fair value of foreign currency hedges that meet the hedging requirements of SFAS No. 133 or that qualify for hedge accounting treatment are recognized as a component of comprehensive income (loss) and are included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The amounts recognized as a component of other comprehensive income (loss) will be reclassified into earnings (loss) in the periods in which the underlying foreign currency exchange exposure is realized. We estimate that approximately $53,000 of deferred gains, included in our accumulated other comprehensive loss at June 30, 2009, will be reclassified into earnings at then-current values during the next twelve months as the underlying hedged transactions occur. For hedges that do not qualify for hedge accounting treatment, gains and losses on the foreign currency hedge are included in other (income) expense, net in our condensed consolidated statements of operations. At June 30, 2009, the remaining notional amount of our foreign currency hedge that did not meet the requirements for hedge accounting was approximately 5.6 million Kuwaiti Dinars. At June 30, 2009, the remaining notional amount of our foreign currency hedge that did meet the requirements for hedge accounting was approximately 6.0 million Euros.
The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	June 30, 2009
		Fair Value
	Balance Sheet Location	Asset (Liability)
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate hedges	Accrued liabilities	$(45,302)
Interest rate hedges	Other long-term liabilities	(37,272)
Foreign currency hedge	Other current assets	53

		(82,521)

Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign currency hedge	Accrued liabilities	(490)

Total derivatives		$(83,011)

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
Gain (Loss)
			Reclassified			Gain (Loss)
		Location of Gain	from		Location of Gain	Reclassified from
		(Loss) Reclassified	Accumulated	Gain (Loss)	(Loss) Reclassified	Accumulated
	Gain (Loss)	from Accumulated	Other	Recognized in	from Accumulated	Other
	Recognized in Other	Other	Comprehensive	Other	Other	Comprehensive
	Comprehensive	Comprehensive	Income (Loss)	Comprehensive	Comprehensive	Income (Loss)
	Income (Loss) on	Income (Loss) into	into Income	Income (Loss)	Income (Loss) into	into Income
	Derivatives	Income (Loss)	(Loss)	on Derivatives	Income (Loss)	(Loss)
Derivatives designated as cash flow hedges under SFAS No. 133:
Interest rate hedges	$13,823	Interest expense	$(13,189)	$10,289	Interest expense	$(25,584)
Foreign currency hedge	706	Fabrication revenue	29	1,254	Fabrication revenue	(224)

Total	$14,529		$(13,160)	$11,543		$(25,808)

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
		Amount of Gain		Amount of Gain
		(Loss)		(Loss)
	Location of Gain (Loss)	Recognized in	Location of Gain (Loss)	Recognized in
	Recognized in Income (Loss)	Income (Loss)	Recognized in Income (Loss)	Income (Loss)
	on Derivative	on Derivative	on Derivative	on Derivative
Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign currency hedge	Other income (expense), net	$89	Other income (expense), net	$(292)

The counterparties to our derivative agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us. We have no specific collateral posted for our derivative instruments. The counterparties to our interest rate swaps are also lenders under our credit facility and/or our ABS facility and, in that capacity, share proportionally in the collateral pledged under the related facility.
10. FAIR VALUE MEASUREMENTS
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

The following table summarizes the valuation of our derivatives, impaired fleet units and international contract operations goodwill under SFAS No. 157 pricing levels as of June 30, 2009 (in thousands):

		Quoted
		Market	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(82,574)	$—	$(82,574)	$—
Foreign currency derivatives asset (liability)	(437)	—	(437)	—
Impaired fleet units	7,020	—	—	7,020
International contract operations goodwill	—	—	—	—
The fair values of our international contract operations goodwill and impaired fleet units are included in the table above because we recorded impairment charges related to these assets in the second quarter of 2009. For a discussion of the goodwill impairment charge and fleet impairment charge, see Notes 6 and 11, respectively.
Our interest rate swaps and foreign currency derivatives are recorded at fair value utilizing a combination of the market and income approach to fair value. We used discounted cash flows and market based methods to compare similar derivative instruments. Our estimate of the fair value of the impaired fleet units was based on the estimated component value of the equipment that we plan to use. Our estimate of the fair value of the international contract operations goodwill was based on a combination of the expected present value of future cash flows and a market approach.
11. FLEET IMPAIRMENT
As a result of a decline in market conditions in North America and operating horsepower during the second quarter of 2009, we reviewed the idle compression assets used in our contract operations segments for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. As a result of that review, we decided that 1,156 units representing 251,500 horsepower would be retired from the fleet.
We performed a cash flow analysis of the expected proceeds from the disposition of these units to determine the fair value of the fleet assets we will no longer utilize in our operations. The net book value of these assets exceeded the fair value by $86.7 million, and the difference was recorded as a long-lived asset impairment in the second quarter of 2009. The impairment is recorded in Fleet impairment expense in the consolidated statements of operations.
During the first quarter of 2008, management identified certain fleet units that will not be used in our contract operations business in the future and recorded a $1.5 million impairment in the first quarter of 2008.
12. RESTRUCTURING CHARGES
In an effort to ensure that our costs are in line with our business activity levels as a result of the reduced level of demand for our products and services, our management approved a plan in March 2009 to close certain facilities to consolidate our compression fabrication activities in our fabrication segment. These actions were the result of significant fabrication capacity stemming from the 2007 merger that created Exterran and the lack of consolidation of this capacity since that time, as well as the anticipated continuation of current weaker global economic and energy industry conditions. We expect to complete the consolidation of those compression fabrication activities in September 2009. In addition, our management also implemented cost reductions programs during the first and second quarters of 2009 primarily related to workforce reductions across all of our segments.
We currently estimate that we will incur total charges in 2009 with respect to these restructuring charges discussed above of approximately $19 million to $21 million, of which $8.1 million and $15.4 million, respectively, was expensed in the three and six months ended June 30, 2009. These charges are reflected as Restructuring charges in our consolidated statements of operations. Approximately $11 million to $12 million of the total charges are related to severance, retention and employee benefit costs, approximately $5.6 million is related to a facility impairment charge and the remaining amount is related to other facility closure and moving costs. We expect that approximately $13 million to $15 million of the total charges will result in cash expenditures.

The following table summarizes the changes to our accrued liability balance related to restructuring charges for the six months ended June 30, 2009 (in thousands):

Restructuring
Charges Accrual
Beginning balance at December 31, 2008	$—
Additions for costs expensed	15,380
Non-cash facility impairment	(5,600)
Reductions for payments	(7,518)

Ending balance at June 30, 2009	$2,262

13. STOCK-BASED COMPENSATION
Stock Incentive Plan
On August 20, 2007, we adopted the Exterran Holdings, Inc. 2007 Stock Incentive Plan (as amended and restated, the “2007 Plan”), which previously had been approved by the stockholders of Hanover and Universal and provides for the granting of stock-based awards in the form of options, restricted stock, restricted stock units, stock appreciation rights and performance awards to our employees and directors. On April 30, 2009, our stockholders approved an amendment to the 2007 Plan which increased the aggregate number of shares of common stock that may be issued under the 2007 Plan to 6,750,000 from 4,750,000. Each option and stock appreciation right granted counts as one share against the aggregate share limit, and each share of restricted stock and restricted stock unit granted counts as two shares against the aggregate share limit. Awards granted under the 2007 Plan that are subsequently cancelled, terminated or forfeited are available for future grant.
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
The weighted average fair value at date of grant for options granted during the six months ended June 30, 2009 was $5.86, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Six Months
Ended
June 30,
2009
Expected life in years	4.5
Risk-free interest rate	1.84%
Volatility	40.51%
Dividend yield	0.00%
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

The following table presents stock option activity for the six months ended June 30, 2009 (in thousands, except per share data and remaining life in years):

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life	Value
Options outstanding, December 31, 2008	2,027	$41.50
Granted	980	16.28
Cancelled	(35)	36.25

Options outstanding, June 30, 2009	2,972	$33.23	5.3	$—

Options exercisable, June 30, 2009	1,729	$36.93	4.5	$—

Intrinsic value is the difference between the market value of our stock and the exercise price of each option multiplied by the number of options outstanding for those options where the market value exceeds their exercise price. No stock options were exercised during the six months ended June 30, 2009. The total intrinsic value of stock options exercised during the six months ended June 30, 2008 was $6.3 million. As of June 30, 2009, $7.9 million of unrecognized compensation cost related to unvested stock options is expected to be recognized over the weighted-average period of 2.4 years.
Restricted Stock and Restricted Stock Units
For grants of restricted stock and restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the date of grant. Common stock subject to restricted stock grants generally vests 33 1/3% on each of the first three anniversaries of the grant date.
The following table presents restricted stock and restricted stock unit activity for the six months ended June 30, 2009 (in thousands, except per share data):

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Non-vested restricted stock and restricted stock units, December 31, 2008	535	$66.46
Granted	986	16.19
Vested	(245)	60.50
Cancelled	(25)	35.25

Non-vested restricted stock and restricted stock units, June 30, 2009	1,251	$28.60

As of June 30, 2009, $23.7 million of unrecognized compensation cost related to unvested restricted stock and restricted stock units is expected to be recognized over the weighted-average period of 2.4 years.
Employee Stock Purchase Plan
On August 20, 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. A total of 650,000 shares of our common stock have been authorized and reserved for issuance under the ESPP. At June 30, 2009, 409,335 shares remained available for purchase under the ESPP. Under SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”), the ESPP plan is compensatory and, as a result, we record an expense on our consolidated statements of operations related to the ESPP. Effective July 1, 2009, the purchase discount under the ESPP was reduced from 15% to 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.

Unit Appreciation Rights
Unit appreciation rights (“UARs”) entitle the holder to receive a payment from us in cash equal to the excess of the fair market value of a common unit of Exterran Partners, L.P. (along with its subsidiaries, the “Partnership”), on the date of exercise over the exercise price. At June 30, 2009, we had approximately 0.3 million UARs outstanding. These UARs vested on January 1, 2009 and expire on December 31, 2009.
Because the holders of the UARs will receive any payment from us in cash, these awards have been recorded as a liability, and we are required to remeasure the fair value of these awards at each reporting date under the guidance of SFAS No. 123(R).
Partnership Long-Term Incentive Plan
The Partnership has a long-term incentive plan that was adopted by Exterran GP LLC, the general partner of its general partner, in October 2006 for employees, directors and consultants of the Partnership, us or our respective affiliates. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,035,378 common units, common unit options, restricted units and phantom units. The long-term incentive plan is administered by the board of directors of Exterran GP LLC or a committee thereof (the “Plan Administrator”).
Unit options will have an exercise price that is not less than the fair market value of a common unit on the date of grant and will become exercisable over a period determined by the Plan Administrator. Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Plan Administrator, cash equal to the fair value of a common unit.
Partnership Unit Options
As of June 30, 2009, the Partnership had 580,715 outstanding unit options. The unit options vested and became exercisable on January 1, 2009, and expire on December 31, 2009.
The following table presents unit option activity for the six months ended June 30, 2009 (remaining life in years):

		Weighted	Weighted
		Average	Average	Aggregate
	Unit	Exercise	Remaining	Intrinsic
	Options	Price	Life	Value
Unit options outstanding, December 31, 2008	591,429	$23.77
Cancelled	(10,714)	25.94

Unit options outstanding, June 30, 2009	580,715	$23.73	0.5	$—

Unit options exercisable, June 30, 2009	580,715	$23.73	0.5	$—

Intrinsic value is the difference between the market value of the Partnership’s units and the exercise price of each unit option multiplied by the number of unit options outstanding for those unit options where the market value exceeds their exercise price.
Partnership Phantom Units
During the six months ended June 30, 2009, the Partnership granted 80,624 phantom units to officers and directors of Exterran GP LLC and certain of our employees, which settle 33 1/3% on each of the first three anniversaries of the grant date.
The following table presents phantom unit activity for the six months ended June 30, 2009:

		Weighted
		Average
		Grant-Date
	Phantom	Fair Value
	Units	per Unit
Phantom units outstanding, December 31, 2008	48,152	$30.98
Granted	80,624	11.65
Vested	(37,216)	24.60
Cancelled	(1,665)	27.02

Phantom units outstanding, June 30, 2009	89,895	$16.44

As of June 30, 2009, $1.1 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 2.4 years.

14. RETIREMENT BENEFIT PLAN
Our 401(k) retirement plan provides for optional employee contributions up to the Internal Revenue Service limitation and discretionary employer matching contributions. Effective July 1, 2009, we terminated the 401(k) company match.
15. COMMITMENTS AND CONTINGENCIES
We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	June 30, 2009
Performance guarantees through letters of credit (1)	2009-2013	$304,716
Standby letters of credit	2009-2011	21,197
Commercial letters of credit	2009	1,374
Bid bonds and performance bonds (1)	2009-2014	107,999

Maximum potential undiscounted payments		$435,286

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.
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
In January 2007, Universal acquired B.T.I. Holdings Pte Ltd (“B.T.I.”) and its wholly-owned subsidiary B.T. Engineering Pte Ltd, a Singapore based fabricator of oil and natural gas, petrochemical, marine and offshore equipment, including pressure vessels, floating, production, storage and offloading process modules, terminal buoys, turrets, natural gas compression units and related equipment. We paid $1.9 million based on the earnings of B.T.I. for the year ended March 31, 2008 and we may be required to pay up to $18.1 million based on earnings of B.T.I. over the year ended March 31, 2009. We have accrued $17.0 million as of June 30, 2009 based on our estimate of the earnings of B.T.I. over the year ended March 31, 2009 and we expect to finalize the amount owed in the third quarter of 2009.
See Note 3 for a discussion of the contingent purchase price related to our acquisition of GLR.
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
In the ordinary course of business, we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Because of the inherent uncertainty of litigation, however, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or cash flows for the period in which the resolution occurs.

16. RECENT ACCOUNTING PRONOUNCEMENTS
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
In December 2007, the FASB issued SFAS No. 160 which changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We adopted the provisions of SFAS No. 160 on January 1, 2009, and the adoption of SFAS No. 160 resulted in the reclassification of noncontrolling interests into equity on our consolidated balance sheets and other presentation changes to separately disclose the controlling and noncontrolling interests in various line items in our consolidated financial statements.
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
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), in accordance with GAAP. FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted the provisions of FSP FAS 142-3 on January 1, 2009, and the adoption of FSP FAS 142-3 did not have a material impact on our consolidated financial statements.
In May 2008, the FASB issued FSP APB 14-1 which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), unless the embedded conversion option is required to be separately accounted for as a derivative, be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008; early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. We adopted the provisions of FSP APB 14-1 on January 1, 2009, and the adoption of FSP APB 14-1 resulted in a portion of the proceeds from our convertible senior notes issued in June 2009 being allocated to equity and will result in an increase in interest expense related to these notes over the life of the debt.
In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion No. 28-1 (“FSP FAS 107-1 and APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments”, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB No. 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. Prior to issuing FSP FAS 107-1 and APB No. 28-1, fair values for financial instruments were only disclosed once a year. FSP FAS 107-1 and APB No. 28-1 are effective for interim reporting periods ending after June 15, 2009. FSP FAS 107-1 and APB No. 28-1 do not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, require comparative disclosures only for periods ending after initial adoption. We adopted the provisions of FSP FAS 107-1 and APB No. 28-1 on June 30, 2009, and the adoption of FSP FAS 107-1 and APB No. 28-1 did not have a material impact on our consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of SFAS No. 165 on June 30, 2009, and the adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” to require an entity to perform an analysis to determine whether the entity’s variable interest gives it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the entity that has both the power to direct the activities of the variable interest entity and the obligation to absorb losses or the right to receive benefits from the variable interest entity. Additionally, SFAS No. 167 amends Interpretation 46(R) to require reassessments of whether an entity is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for interim and annual periods ending after November 15, 2009. We do not expect the adoption of SFAS No. 167 will have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the codification carries an equal level of authority. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 will have a material impact on our consolidated financial statements; however, we will disclose codification citations to GAAP in place of corresponding references to legacy accounting pronouncements.
17. REPORTABLE SEGMENTS
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
The following tables present sales and other financial information by industry segment for the three and six months ended June 30, 2009 and 2008 (in thousands):

	North
	America	International			Reportable
	Contract	Contract	Aftermarket		Segments
Three Months Ended	Operations	Operations	Services	Fabrication	Total
June 30, 2009:
Revenue from external customers	$178,455	$95,448	$78,504	$325,561	$677,968
Gross margin(1)	104,035	57,551	16,726	50,000	228,312
June 30, 2008:
Revenue from external customers	$194,607	$91,768	$92,957	$394,044	$773,376
Gross margin(1)	108,304	55,301	19,262	38,760	221,627

	North
	America	International			Reportable
	Contract	Contract	Aftermarket		Segments
Six Months Ended	Operations	Operations	Services	Fabrication	Total
June 30, 2009:
Revenue from external customers	$372,848	$186,127	$154,035	$668,170	$1,381,180
Gross margin(1)	214,723	115,425	32,503	105,895	468,546
June 30, 2008:
Revenue from external customers	$393,683	$178,708	$172,578	$730,993	$1,475,962
Gross margin(1)	219,092	112,459	35,317	111,966	478,834

(1)	Gross margin, a non-GAAP financial measure, is reconciled to net income (loss) below.
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
The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(529,952)	$24,903	$(587,852)	$76,917
Selling, general and administrative	86,380	89,582	171,491	173,079
Merger and integration expenses	—	1,458	—	5,891
Depreciation and amortization	85,903	81,671	167,976	162,310
Fleet impairment	86,684	—	86,684	1,450
Restructuring charges	8,076	—	15,380	—
Goodwill impairment	150,778	—	150,778	—
Interest expense	29,163	30,125	55,897	63,336
Equity in (income) loss of non-consolidated affiliates	567	(6,962)	91,684	(13,055)
Other (income) expense, net	(9,433)	(5,705)	(12,795)	(15,658)
Provision for (benefit from) income taxes	(23,177)	15,314	(12,214)	43,148
(Income) loss from discontinued operations, net of tax	343,323	(8,759)	341,517	(18,584)

Gross margin	$228,312	$221,627	$468,546	$478,834

18. SUBSEQUENT EVENT
In July 2009, the Partnership entered into an interest rate swap agreement that it designated as a cash flow hedge to hedge the risk of variability in interest rate payments related to its LIBOR-based variable rate debt. The interest rate swap agreement has a notional amount of $50.0 million and converted floating rate debt to fixed rate debt at 2.0%.

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
Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. These forward-looking statements are also affected by the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s website at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
•	conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for natural gas and the impact on the price of natural gas, which could cause a decline in the demand for our compression and oil and natural gas production and processing equipment and services;

•	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	the success of our subsidiaries, including Exterran Partners, L.P. (along with its subsidiaries, the “Partnership”);

•	changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, kidnappings, the taking of property without fair compensation and legislative changes;

•	changes in currency exchange rates and restrictions on currency repatriation;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment workforce factors, including our ability to hire, train and retain key employees;

•	our ability to implement certain business and financial objectives, such as:
•	international expansion;

•	sales of additional U.S. contract operations contracts and equipment to the Partnership;

•	timely and cost-effective execution of projects;

•	integrating acquired businesses;

•	generating sufficient cash; and

•	accessing the capital markets at an acceptable cost;
•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.
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

Exterran Partners, L.P.
We are the indirect majority owner of the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of June 30, 2009, public unitholders held a 43% ownership interest in the Partnership and we owned the remaining equity interest, including the general partner interest and all incentive distribution rights. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional interests in the Partnership. As of June 30, 2009, the Partnership had a fleet of approximately 2,494 compressor units comprising approximately 1,033,840 horsepower, or 24% (by available horsepower) of our and the Partnership’s combined total U.S. horsepower.
OVERVIEW
Industry Conditions and Trends
Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply and future pricing and demand for oil and natural gas products and their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our contract operations business is typically less impacted by commodity prices than certain other energy service products and services, changes in oil and natural gas exploration and production spending will normally result in increased or decreased demand for our products and services.
Natural Gas Consumption. Natural gas consumption in the U.S. for the twelve months ended April 30, 2009 decreased by approximately 2.4% over the twelve months ended April 30, 2008. Total natural gas consumption is projected by the Energy Information Administration (“EIA”) to decline by 1.8% in 2009 and remain relatively unchanged in 2010, but is expected to increase by an average of 0.7% per year until 2030. Natural gas consumption in areas outside the U.S. is projected to increase by an average of 2.6% per year until 2030, according to the EIA.
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

Our Performance Trends and Outlook
Beginning in the second half of 2008, there were severe disruptions in the credit and capital markets and reductions in global economic activity which have had a significant adverse impact on oil-and-gas-related commodity prices. Currently, we believe the decline in commodity prices and the uncertain credit and capital market conditions resulting from the global financial crisis will continue to negatively impact the level of capital spending by our customers in 2009 compared with 2008 levels.
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
Given the current economic environment in North America and the anticipated impact of lower natural gas prices and capital spending by customers, we expect a further reduction in demand and profitability in our business. In addition, we believe that the available supply of idle and underutilized compression equipment owned by our customers and competitors will continue to negatively impact our ability to maintain or improve our North American contract operations horsepower utilization and revenues in the near term. Our total operating horsepower decreased by approximately 8% from December 31, 2008 to June 30, 2009, and we expect further horsepower declines during the remainder of 2009. In international markets, although we expect a decline in demand for our contract operations services in Latin America, we believe there will continue to be demand for our Total Solutions projects in Latin America and the Eastern Hemisphere, although the demand has softened from prior year levels. However, in June 2009, the Venezuelan State-owned oil company, Petroleos de Venezuela S.A. (“PDVSA”), assumed control over substantially all of our assets and operations in Venezuela under a law enacted by the Venezuelan government in May 2009. The expropriation of our contract operations and aftermarket services businesses in Venezuela will cause our operating income to decrease. See Note 2 to the Condensed Consolidated Financial Statements included in Part I, Item 1 (“Financial Statements”) of this report for further discussion of these recent events in Venezuela.
As industry capital spending has continued to decline in 2009, our fabrication business segment has experienced a reduction in demand, including requests by our customers to delay delivery on existing backlog and reduced new booking activity. This decline in demand for our fabrication products has led to a reduction in our fabrication backlog.
Given the global recession and its uncertain impact on 2009 activity levels, the matching of our costs and capacity to business levels will be challenging. We have taken steps to match our operating costs to current operating levels and will continue to monitor our expected business levels. For example, in March 2009 we announced that we had approved a plan to close our compression fabrication facility in Calgary, Alberta and to discontinue our compression fabrication activities in Broken Arrow, Oklahoma, and on May 7, 2009 we announced that we would be reducing operating and general and administrative costs, including headcount reductions, in all facets of our business.
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

Financial Highlights
Financial highlights for the three and six months ended June 30, 2009, as compared to the prior year period, which are discussed in greater detail below in “Financial Results of Operations,” were as follows:
•	Revenue for the three months ended June 30, 2009 was $678.0 million compared to $773.4 million for the prior year period. Revenue for the six months ended June 30, 2009 was $1,381.2 million compared to $1,476.0 million for the prior year period.
•	Net loss attributable to Exterran for the three months ended June 30, 2009 was $530.8 million, compared to net income attributable to Exterran of $21.7 million for the three months ended June 30, 2008. Net loss attributable to Exterran for the six months ended June 30, 2009 was $590.2 million, compared to net income attributable to Exterran of $71.0 million for the six months ended June 30, 2008.
The following table summarizes our charges for the three and six months ended June 30, 2009, as compared to the prior year period (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Goodwill impairment	$150,778	$—	$150,778	$—
Fleet impairment	86,684	—	86,684	1,450
Restructuring charges	8,076	—	15,380	—
Merger and integration expenses	—	1,458	—	5,891
Investments in non-consolidated affiliates impairment (in Equity in (income) loss of non-consolidated affiliates)	567	—	97,123	—
Cost overruns on two jobs (in Fabrication cost of sales)	—	31,835	—	31,835
Loss attributable to expropriation (in Income (loss) from discontinued operations, net of tax)	377,891	—	377,891	—

Total	$623,996	$33,293	$727,856	$39,176

Operating Highlights
The results from continuing operations for all periods presented exclude the results of our Venezuela international contract operations and aftermarket services businesses. Those results are now reflected in discontinued operations for all periods presented.
The following tables summarize our total available horsepower, total operating horsepower, horsepower utilization percentages and fabrication backlog (horsepower in thousands and dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total Available Horsepower (at period end):
North America	4,340	4,504	4,340	4,504
International	1,214	1,129	1,214	1,129

Total	5,554	5,633	5,554	5,633

Total Operating Horsepower (at period end):
North America	3,125	3,472	3,125	3,472
International	1,037	1,053	1,037	1,053

Total	4,162	4,525	4,162	4,525

Total Operating Horsepower (average):
North America	3,207	3,497	3,297	3,542
International	1,037	1,044	1,042	1,026

Total	4,244	4,541	4,339	4,568

Horsepower Utilization (at period end):
North America	72%	77%	72%	77%
International	85%	93%	85%	93%
Total	75%	80%	75%	80%

	June 30, 2009	December 31, 2008	June 30, 2008
Compressor and Accessory Fabrication Backlog	$291.6	$395.5	$327.3
Production and Processing Equipment Fabrication Backlog	652.8	732.7	821.1

Fabrication Backlog	$944.4	$1,128.2	$1,148.4

FINANCIAL RESULTS OF OPERATIONS
The results from continuing operations for all periods presented exclude the results of our Venezuela international contract operations and aftermarket services businesses. Those results are now reflected in discontinued operations for all periods presented.
THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008
Summary of Business Segment Results
North America Contract Operations
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2009	2008	(Decrease)
Revenue	$178,455	$194,607	(8)%
Cost of sales (excluding depreciation and amortization expense)	74,420	86,303	(14)%

Gross margin	$104,035	$108,304	(4)%
Gross margin percentage	58%	56%	2%
The decrease in revenue, cost of sales and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) was primarily due to an 8% decrease in average operating horsepower in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Our average operating horsepower decreased due to a deterioration in the economic climate in North America. Revenue for the three months ended June 30, 2009 benefited from the inclusion of $6.3 million in revenues from EMIT Water Discharge Technology, LLC (“EMIT”), which we acquired in July 2008. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated, and presented in accordance with GAAP in “Selected Financial Data — Non-GAAP Financial Measure” of this report. Despite a $16.2 million decrease in revenue, gross margin decreased by only $4.3 million for the three months ended June 30, 2009 primarily due to an improved focus on managing operating costs.
International Contract Operations
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2009	2008	(Decrease)
Revenue	$95,448	$91,768	4%
Cost of sales (excluding depreciation and amortization expense)	37,897	36,467	4%

Gross margin	$57,551	$55,301	4%
Gross margin percentage	60%	60%	0%
The increase in revenues during the three months ended June 30, 2009 was primarily due to a $4.1 million increase in revenues in Brazil, partially offset by contracts that ended in the first quarter of 2009. The increase in revenues in Brazil is the result of a project that commenced in early 2009 and accounted for $4.8 million of the increase in revenues during the second quarter of 2009.
Aftermarket Services
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2009	2008	(Decrease)
Revenue	$78,504	$92,957	(16)%
Cost of sales (excluding depreciation and amortization expense)	61,778	73,695	(16)%

Gross margin	$16,726	$19,262	(13)%
Gross margin percentage	21%	21%	0%
The decrease in revenue, cost of sales and gross margin was primarily due to reduced sales in North America caused by a decline in market conditions. North America aftermarket services accounted for approximately 89% of the decrease in revenues for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Fabrication
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2009	2008	(Decrease)
Revenue	$325,561	$394,044	(17)%
Cost of sales (excluding depreciation and amortization expense)	275,561	355,284	(22)%

Gross margin	$50,000	$38,760	29%
Gross margin percentage	15%	10%	5%
The decrease in revenue in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily due to a $42.4 million reduction in revenues in our production and processing equipment fabrication product line which was primarily caused by the completion of three large Total Solutions projects during 2008 and a reduction in new bookings caused by weaker market conditions. The increase in gross margin percentage (defined as gross margin divided by revenue) was primarily due to $31.8 million in cost overruns recorded on two Eastern Hemisphere projects in the second quarter of 2008.
Costs and Expenses
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2009	2008	(Decrease)
Selling, general and administrative	$86,380	$89,582	(4)%
Merger and integration expenses	—	1,458	n/a
Depreciation and amortization	85,903	81,671	5%
Fleet impairment	86,684	—	n/a
Restructuring charges	8,076	—	n/a
Goodwill impairment	150,778	—	n/a
Interest expense	29,163	30,125	(3)%
Equity in (income) loss of non-consolidated affiliates	567	(6,962)	(108)%
Other (income) expense, net	(9,433)	(5,705)	65%
The decrease in selling, general and administrative (“SG&A”) expense was primarily due to a decrease in business activity and an improved focus on reducing costs during the three months ended June 30, 2009 compared to the three months ended June 30, 2008, partially offset by a $3.5 million increase in bad debt expense. The increase in bad debt expense during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily the result of an increase in our aged receivables caused by the current economic conditions. As a percentage of revenue, SG&A expense for the three months ended June 30, 2009 and 2008 was 13% and 12%, respectively.
Merger and integration expenses related to the merger between Hanover and Universal were $1.5 million during the three months ended June 30, 2008. These expenses were primarily related to retention bonuses, severance and other costs associated with integrating Hanover’s and Universal’s operations following the merger.
The increase in depreciation and amortization expense during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily the result of property, plant and equipment additions. The three months ended June 30, 2009 also included $1.3 million in amortization expense attributable to the intangible assets associated with the July 2008 EMIT acquisition.
As a result of a decline in market conditions and operating horsepower in North America, during the second quarter of 2009, we reviewed the idle compression assets used in our contract operations segments for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. As a result of that review, we decided that 1,156 units representing 251,500 horsepower would be retired from the fleet. We performed a cash flow analysis of the expected proceeds from the disposition of these units to determine the fair value of the fleet assets we will no longer utilize in our operations. The net book value of these assets exceeded the fair value by $86.7 million, and the difference was recorded as a long-lived asset impairment in the second quarter of 2009. The impairment is recorded in Fleet impairment expense in the consolidated statements of operations.
Restructuring charges were $8.1 million for the three months ended June 30, 2009. These expenses were related to our efforts to adjust our costs to our forecasted business activity levels and included severance expenses associated with our workforce reductions impacting all of our operations, retention and employee benefit costs and other facility closure and moving costs resulting from our decision to close our compression fabrication facility in Calgary, Alberta, and discontinue compression fabrication activities in Broken Arrow, Oklahoma. See Note 12 to the Financial Statements for further discussion of the restructuring charges.
We recorded a goodwill impairment charge of $150.8 million in the second quarter of 2009 related to our international contract operations segment. See Note 6 to the Financial Statements for further discussion of this charge.
The decrease in interest expense during the three months ended June 30, 2009 compared to the three months ended June 30, 2008, was primarily due to a decrease in our weighted average effective interest rate, including the impact of interest rate swaps, to 4.4% for the three months ended June 30, 2009 from 5.1% for the three months ended June 30, 2008. This decrease was partially offset by a higher average debt balance during the three months ended June 30, 2009, compared to the three months ended June 30, 2008.
The reduction in equity in income of non-consolidated affiliates was the result of our first quarter 2009 impairment of the majority of our investments in non-consolidated affiliates, all of which were located in Venezuela. We currently do not expect to have significant, if any, equity earnings in non-consolidated affiliates in the future from these investments. Our non-consolidated affiliates are expected to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investment treaties and customary international law, which could result in us recording a gain on our investment in future periods. However, we are unable to predict what, if any, compensation we ultimately will receive. See Note 7 to the Financial Statements for further discussion of the impairment of our investments in non-consolidated affiliates in the first quarter of 2009.
The change in other (income) expense, net was primarily due to a $7.9 million increase in gains on asset sales in the three months ended June 30, 2009. The change in other (income) expense, net was also impacted by a foreign currency translation loss of $1.3 million for the three months ended June 30, 2009 compared to a loss of $0.1 million for the three months ended June 30, 2008. Our foreign currency translation gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates and a $0.1 million gain on a foreign currency hedge in the three months ended June 30, 2009. The increase in the foreign currency translation loss for the three months ended June 30, 2009 was primarily caused by the U.S. dollar weakening against the Euro during the current period.
Income Taxes
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2009	2008	(Decrease)
Provision for (benefit from) income taxes	$(23,177)	$15,314	(251)%
Effective tax rate	11.0%	48.7%	(37.7)%
The decrease in our provision for income taxes was primarily due to lower income before income taxes, excluding a $150.8 million non-deductible goodwill impairment charge for the three months ended June 30, 2009.
Discontinued Operations
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2009	2008	(Decrease)
Income (loss) from discontinued operations, net of tax	$(343,323)	$8,759	(4,020)%
As discussed in Note 2 to the Financial Statements, on June 2, 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela. As of June 30, 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. As a result of PDVSA taking possession of substantially all of our assets and operations in Venezuela, we recorded asset impairments totaling $377.9 million, primarily related to receivables, inventory, fixed assets and goodwill, in the second quarter of 2009. These asset impairments were partially offset by a tax benefit of $28.7 million in the three months ended June 30, 2009 compared to a provision for income taxes of $1.8 million in the three months ended June 30, 2008.

THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008
Summary of Business Segment Results
North America Contract Operations
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2009	2008	(Decrease)
Revenue	$372,848	$393,683	(5)%
Cost of sales (excluding depreciation and amortization expense)	158,125	174,591	(9)%

Gross margin	$214,723	$219,092	(2)%
Gross margin percentage	58%	56%	2%
The decrease in revenue, cost of sales and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) was primarily due to a 7% decrease in average operating horsepower in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Our average operating horsepower decreased due to a deterioration in the economic climate in North America. Revenue for the six months ended June 30, 2009 benefited from the inclusion of $13.2 million in revenues of EMIT, which we acquired in July 2008. Gross margin percentage increased during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to a continuing focus on managing operating costs.
International Contract Operations
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2009	2008	(Decrease)
Revenue	$186,127	$178,708	4%
Cost of sales (excluding depreciation and amortization expense)	70,702	66,249	7%

Gross margin	$115,425	$112,459	3%
Gross margin percentage	62%	63%	(1)%
The increase in revenues in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily caused by an increase in revenue in the Middle East and Brazil of approximately $8.7 million and $3.9 million, respectively, due to the start up of new contracts in these regions. This was partially offset by a decrease in revenues in Mexico of $6.2 million as a result of the expiration of a large contract.
Aftermarket Services
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2009	2008	(Decrease)
Revenue	$154,035	$172,578	(11)%
Cost of sales (excluding depreciation and amortization expense)	121,532	137,261	(11)%

Gross margin	$32,503	$35,317	(8)%
Gross margin percentage	21%	20%	1%
The decrease in revenue, cost of sales and gross margin was primarily due to reduced sales in North America caused by a decline in market conditions. North America aftermarket services accounted for approximately 83% of the decrease in revenues for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Fabrication
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2009	2008	(Decrease)
Revenue	$668,170	$730,993	(9)%
Cost of sales (excluding depreciation and amortization expense).	562,275	619,027	(9)%

Gross margin	$105,895	$111,966	(5)%
Gross margin percentage	16%	15%	1%
The decrease in revenue in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily due to a $48.0 million reduction in revenues in our compressor and accessory fabrication product line which was primarily caused by the completion of three large Total Solutions projects and a deterioration in market conditions impacting our fabrication business. The increase in gross margin percentage was due to $31.8 million in cost overruns recorded on two Eastern Hemisphere projects in the second quarter of 2008.
Costs and Expenses
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2009	2008	(Decrease)
Selling, general and administrative	$171,491	$173,079	(1)%
Merger and integration expenses	—	5,891	n/a
Depreciation and amortization	167,976	162,310	3%
Fleet impairment	86,684	1,450	5,878%
Restructuring charges	15,380	—	n/a
Goodwill impairment	150,778	—	n/a
Interest expense	55,897	63,336	(12)%
Equity in (income) loss of non-consolidated affiliates	91,684	(13,055)	(802)%
Other (income) expense, net	(12,795)	(15,658)	(18)%
The decrease in SG&A expense was primarily due to a decrease in business activity and an improved focus on reducing costs during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, partially offset by a $2.9 million increase in bad debt expense. The increase in bad debt expense during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily the result of an increase in our aged receivables caused by the current economic conditions. As a percentage of revenue, SG&A expense for each of the six month periods ended June 30, 2009 and 2008 was 12%.
Merger and integration expenses related to the merger between Hanover and Universal were $5.9 million during the six months ended June 30, 2008. These expenses were primarily related to retention bonuses, severance and other costs associated with integrating Hanover’s and Universal’s operations following the merger.
The increase in depreciation and amortization expense during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily the result of property, plant and equipment additions. The six months ended June 30, 2009 also included $1.9 million in amortization expense attributable to the intangible assets associated with the July 2008 EMIT acquisition.
As a result of a decline in market conditions and operating horsepower in North America, during the second quarter of 2009, we reviewed the idle compression assets used in our contract operations segments for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. As a result of that review, we decided that 1,156 units representing 251,500 horsepower would be retired from the fleet. We performed a cash flow analysis of the expected proceeds from the disposition of these units to determine the fair value of the fleet assets we will no longer utilize in our operations. The net book value of these assets exceeded the fair value by $86.7 million, and the difference was recorded as a long-lived asset impairment in the second quarter of 2009. The impairment is recorded in Fleet impairment expense in the consolidated statements of operations. During the first quarter of 2008, management identified certain fleet units that will not be used in our contract operations business in the future and recorded a $1.5 million impairment in the first quarter of 2008.

Restructuring charges were $15.4 million for the six months ended June 30, 2009. These expenses were to adjust our costs to our forecasted business activity levels and included a facility impairment, severance, retention and employee benefit costs and other facility closure and moving costs resulting from our decision to close our compression fabrication facility in Calgary, Alberta, and discontinue compression fabrication activities in Broken Arrow, Oklahoma. See Note 12 to the Financial Statements for further discussion of the restructuring charges.
We recorded a goodwill impairment charge of $150.8 million in the second quarter of 2009 related to our international contract operations segment. See Note 6 to the Financial Statements for further discussion of this charge.
The decrease in interest expense during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, was primarily due to a decrease in our weighted average effective interest rate, including the impact of interest rate swaps, to 4.3% for the six months ended June 30, 2009 from 5.4% for the six months ended June 30, 2008. This decrease was partially offset by a higher average debt balance during the six months ended June 30, 2009, compared to the six months ended June 30, 2008.
The loss recorded in equity in (income) loss of non-consolidated affiliates was the result of our first quarter 2009 impairment of the majority of our investments in non-consolidated affiliates, all of which were located in Venezuela. We currently do not expect to have significant, if any, equity earnings in non-consolidated affiliates in the future from these investments. Our non-consolidated affiliates are expected to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investments treaties and customary international law, which could result in us recording a gain on our investment in future periods. However, we are unable to predict what, if any, compensation we ultimately will receive. See Note 7 to the Financial Statements for further discussion of the impairment of our investments in non-consolidated affiliates in the first quarter of 2009.
The change in other (income) expense, net, was primarily due to a foreign currency translation loss of $1.0 million for the six months ended June 30, 2009 compared to a gain of $8.4 million for the six months ended June 30, 2008. Our foreign currency translation gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates and a $0.3 million loss on a foreign currency hedge in the six months ended June 30, 2009. The increase in the foreign currency translation loss for the six months ended June 30, 2009 was primarily caused by the movement of various currencies against the Euro during the current period. The change in other (income) expense, net was also impacted by a $8.7 million increase in gains on asset sales in the six months ended June 30, 2009.
Income Taxes
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2009	2008	(Decrease)
Provision for (benefit from) income taxes	$(12,214)	$43,148	(128)%
Effective tax rate	4.7%	42.5%	(37.8)%
The decrease in our provision for income taxes was primarily due to lower income before income taxes, excluding $97.1 million of impairment charges reflected in equity in income (loss) of non-consolidated affiliates and a $150.8 million non-deductible goodwill impairment charge for the six months ended June 30, 2009. The provision was further decreased for the six months ended June 30, 2009 for an $8.4 million deferred tax benefit related to the impairment of our investments in non-consolidated affiliates.

Discontinued Operations
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2009	2008	(Decrease)
Income (loss) from discontinued operations, net of tax	$(341,517)	$18,584	(1,938)%
As discussed in Note 2 to the Financial Statements, on June 2, 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela. As of June 30, 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. As a result of PDVSA taking possession of substantially all of our assets and operations in Venezuela, we recorded asset impairments totaling $377.9 million, primarily related to receivables, inventory, fixed assets and goodwill, in the second quarter of 2009. These asset impairments were partially offset by a benefit from income taxes of $22.6 million in the six months ended June 30, 2009 compared to a provision for income taxes of $3.9 million in the six months ended June 30, 2008.
Noncontrolling Interest
As of June 30, 2009, noncontrolling interest is primarily comprised of the portion of the Partnership’s capital and earnings that is applicable to the limited partner interest in the Partnership not owned by us.
LIQUIDITY AND CAPITAL RESOURCES
Our unrestricted cash balance was $101.2 million at June 30, 2009, compared to $123.9 million at December 31, 2008. Working capital decreased to $664.9 million at June 30, 2009 from $777.9 million at December 31, 2008.
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Net cash provided by (used in) continuing operations:
Operating activities	$140,827	$248,961
Investing activities	(210,453)	(234,973)
Financing activities	41,668	(61,690)
Discontinued Operations	—	2,632
Effect of exchange rate changes on cash and cash equivalents	5,218	3,253

Net change in cash and cash equivalents	$(22,740)	$(41,817)

Operating Activities: The decrease in cash provided by operating activities for the six months ended June 30, 2009 was primarily due to an increase in cash used for inventory and accounts payable and a decrease in cash provided from deferred revenue as compared to the six months ended June 30, 2008.
Investing Activities: The decrease in cash used in investing activities during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily attributable to approximately $25 million cash paid for an acquisition in the first quarter of 2008, partially offset by reduced proceeds from the sale of property, plant and equipment.
Financing Activities: The increase in cash provided by financing activities during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily attributable to higher net borrowings in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, partially offset by the net cost of the call options purchased and the warrants sold in connection with the offering of the 4.25% convertible senior notes due June 2014 (the “4.25% Notes”).
Capital Expenditures. We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our return on capital targets. We currently plan to spend approximately $400 million to $425 million in net capital expenditures during 2009, including (1) contract operations equipment additions and (2) approximately $110 million to $120 million on equipment maintenance capital related to our contract operations business. Net capital expenditures are net of fleet sales.
Credit and Financial Industry Environment. The continuing credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. For example, in September 2008, Lehman Brothers, one of the lenders under our $1.65 billion senior secured credit facility, filed for bankruptcy protection. As a result, our ability to borrow under this facility has been reduced by $5.3 million as of June 30, 2009, resulting in $380.7 million in remaining unfunded commitments that, as of June 30, 2009, were available under our revolving credit facility. Our ability to borrow under this facility could be further reduced in the future by up to $6.3 million as of June 30, 2009, which represents Lehman Brothers’ pro rata portion of outstanding borrowings and letters of credit under our revolving credit facility at June 30, 2009. If any other lender under our revolving credit facility or the Partnership’s revolving credit facility is not able to perform its obligations under those facilities, our borrowing capacity could be further reduced. Inability to borrow additional amounts under those facilities could limit our ability to fund our future growth and operations.
The global financial crisis could also have an impact on our derivative agreements if our counterparties are unable to perform their obligations under those agreements. At June 30, 2009, the combined liability related to our outstanding derivative agreements was $83.0 million.
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
Long-Term Debt and Debt Refinancing. On August 20, 2007, we entered into a senior secured credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement consists of (a) a five-year revolving credit facility in the aggregate amount of $850 million, which includes a variable allocation for a Canadian tranche and the ability to issue letters of credit under the facility and (b) a six-year term loan senior secured credit facility, in the aggregate amount of $800 million with principal payments due on multiple dates through June 2013 (collectively, the “Credit Facility”). Subject to certain conditions as of June 30, 2009, at our request and with the approval of the lenders, the aggregate commitments under the Credit Facility may be increased by an additional $300 million less certain adjustments.
Borrowings under the Credit Agreement bear interest, if they are in U.S. dollars, at a base rate or LIBOR at our option plus an applicable margin, as defined in the agreement. The applicable margin varies depending on our debt ratings. At June 30, 2009, all amounts outstanding were LIBOR loans and the applicable margin was 0.825%. The weighted average interest rate at June 30, 2009 on the outstanding balance, excluding the effect of interest rate swaps, was 1.3%.
The Credit Agreement contains various covenants with which we must comply, including, but not limited to, limitations on incurrence of indebtedness, investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. We must also maintain, on a consolidated basis, required leverage and interest coverage ratios. Additionally, the Credit Agreement contains customary conditions, representations and warranties, events of default and indemnification provisions. Our indebtedness under the Credit Facility is collateralized by liens on substantially all of our personal property in the U.S. The assets of the Partnership and our wholly-owned subsidiary, Exterran ABS 2007 LLC (along with its subsidiary, “Exterran ABS”), are not collateral under the Credit Agreement. Exterran Canada, Limited Partnership’s indebtedness under the Credit Facility is collateralized by liens on substantially all of its personal property in Canada. We have executed a U.S. Pledge Agreement pursuant to which we and our Significant Subsidiaries (as defined in the Credit Agreement) are required to pledge our equity and the equity of certain subsidiaries. The Partnership and Exterran ABS are not pledged under this agreement and do not guarantee debt under the Credit Facility.
As of June 30, 2009, we had $155.0 million in outstanding borrowings and $309.1 million in letters of credit outstanding under our revolving credit facility. Additional borrowings of up to approximately $380.7 million were available under that facility as of June 30, 2009, after taking into account Lehman Brothers’ inability to fund future amounts (see — Credit and Financial Industry Environment). Our ability to borrow under this facility could be further reduced in the future by up to $6.3 million as of June 30, 2009, which represents Lehman Brothers’ pro rata portion of outstanding borrowings and letters of credit under our revolving credit facility at June 30, 2009.

In August 2007, Exterran ABS entered into a $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”). As of June 30, 2009, we had $765.0 million in outstanding borrowings under the 2007 ABS Facility. Interest and fees payable to the noteholders accrue on these notes at a variable rate consisting of one month LIBOR plus an applicable margin. For outstanding amounts up to $800 million, the applicable margin is 0.825%. For amounts outstanding over $800 million, the applicable margin is 1.35%. The weighted average interest rate at June 30, 2009 on borrowings under the 2007 ABS Facility, excluding the effect of interest rate swaps, was 1.2%.
Repayment of the 2007 ABS Facility notes has been secured by a pledge of all of the assets of Exterran ABS, consisting primarily of a fleet of natural gas compressors and the related contracts to provide compression services to our customers. Under the 2007 ABS Facility, we had $8.0 million of restricted cash as of June 30, 2009.
In June 2009, we issued under our shelf registration statement $355.0 million aggregate principal amount of 4.25% Notes, including $30.0 million issued under the underwriter’s overallotment option. The 4.25% Notes are convertible into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. We may not redeem the notes prior to the maturity date of the notes.
The 4.25% Notes are our senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the 4.25% Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and liabilities incurred by our subsidiaries. The 4.25% Notes are not guaranteed by any of our subsidiaries.
In connection with the offering of the 4.25% Notes, we purchased call options on our stock at approximately $23.15 per share of common stock and sold warrants on our stock at approximately $32.67 per share of common stock. These transactions economically adjust the effective conversion price to $32.67 for $325.0 million of the 4.25% Notes and therefore are expected to reduce the potential dilution to our common stock upon any such conversion.
We used $36.3 million of the net proceeds from this debt offering and the full $53.1 million of the proceeds from the warrants sold to pay the cost of the purchased call options, and the remaining net proceeds from this debt offering to repay approximately $173.8 million of indebtedness under our revolving credit facility and approximately $135.0 million of indebtedness outstanding under the 2007 ABS Facility.
The Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership (together with the Partnership, the “Partnership Borrowers”), are parties to a five-year, $315 million senior secured credit agreement that matures in October 2011 (the “Partnership Credit Agreement”). As of June 30, 2009, there was $270.3 million in outstanding borrowings under the revolving credit facility and $44.8 million was available for additional borrowings.
The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin, as defined in the agreement. At June 30, 2009 all amounts outstanding were LIBOR loans and the applicable margin was 1.5%. The weighted average interest rate on the outstanding balance of the Partnership’s revolving credit facility, at June 30, 2009, excluding the effect of interest rate swaps, was 2.3%.
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
The term loan bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Borrowings under the term loan are subject to the same credit agreement and covenants as the Partnership’s revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings of the Partnership, on a dollar-for-dollar basis. At June 30, 2009, all amounts outstanding were LIBOR loans and the applicable margin was 2.0%. The weighted average interest rate on the outstanding balance of the Partnership’s term loan at June 30, 2009, excluding the effect of interest rate swaps, was 2.3%.
Borrowings under the Partnership Credit Agreement are secured by substantially all of the personal property assets of the Partnership Borrowers and mature in October 2011. In addition, all of the membership interests of the Partnership’s restricted subsidiaries have been pledged to secure the obligations under the Partnership Credit Agreement. Subject to certain conditions, at the Partnership’s request, and with the approval of the lenders, the aggregate commitments under the Partnership’s senior secured credit facility may be increased by an additional $17.5 million. This amount will be increased on a dollar-for-dollar basis with each payment under the term loan facility.
The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including restrictions on the use of proceeds from borrowings and limitations on its ability to: incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.5 to 1.0, and a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.0 to 1.0. As of June 30, 2009, the Partnership maintained a 4.5 to 1.0 EBITDA to Total Interest Expense ratio and a 4.4 to 1.0 Total Debt to EBITDA ratio. As of June 30, 2009, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.
As of June 30, 2009, we had approximately $2.5 billion in outstanding debt obligations, consisting of $765.0 million outstanding under the 2007 ABS Facility, $800.0 million outstanding under our term loan, $155.0 million outstanding under our revolving credit facility, $143.8 million outstanding under our 4.75% convertible notes, $258.0 million outstanding under our 4.25% convertible notes, $270.3 million outstanding under the Partnership’s revolving credit facility and $117.5 million outstanding under the Partnership’s term loan.
Our bank credit facilities, asset-backed securitization facility and the agreements governing certain of our other indebtedness include various covenants with which we must comply, including, but not limited to, limitations on incurrence of indebtedness, investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. For example, we must maintain various consolidated financial ratios including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. As of June 30, 2009, we maintained a 7.3 to 1.0 EBITDA to Total Interest Expense ratio, a 3.1 to 1.0 consolidated Total Debt to EBITDA ratio and a 2.6 to 1.0 Senior Secured Debt to EBITDA ratio. A default under one or more of our debt agreements would in some situations trigger cross-default provisions under certain agreements relating to our debt obligations. As of June 30, 2009, we were in compliance with all financial covenants under our credit agreements. If our operations in Venezuela had been excluded from our calculation of EBITDA as of June 30, 2009, we would have had a 6.6 to 1.0 EBITDA to Total Interest Expense ratio, a 3.5 to 1.0 consolidated Total Debt to EBITDA ratio and a 2.9 to 1.0 Senior Secured Debt to EBITDA ratio.
We have entered into interest rate swap agreements related to a portion of our variable rate debt. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of our interest rate swap agreements.

Standard
	Moody’s	& Poor’s
Outlook	Stable	Stable
Corporate Family Rating	Ba2	BB
Exterran Senior Secured Credit Facility	Ba2	BB+
4.75% convertible senior notes due January 2014	—	BB
4.25% convertible senior notes due June 2014	—	BB
Historically, we have financed capital expenditures with a combination of net cash provided by operating and financing activities. As a result of the economic slowdown and the declines in both our stock price and the availability of equity and debt capital in the public markets, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our ability to grow. Additionally, PDVSA has assumed control over substantially all of our assets and operations in Venezuela, as discussed further in Note 2 to the Financial Statements. However, based on current market conditions, we expect that net cash provided by operating activities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through December 31, 2009, but to the extent it is not, we may borrow additional funds under our credit facilities or we may obtain additional debt or equity financing.
Stock Repurchase Program. On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. In December 2008, our board of directors increased the share repurchase program, from $200 million to $300 million, and extended the expiration date of the authorization, from August 19, 2009 to December 15, 2010. Since the program was initiated, we have repurchased 5,416,221 shares of our common stock at an aggregate cost of approximately $199.9 million. We did not repurchase any shares under this program during the six months ended June 30, 2009.
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
On July 30, 2009, the board of directors of Exterran GP LLC approved a cash distribution of $0.4625 per limited partner unit, or approximately $9.3 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from April 1, 2009 through June 30, 2009. The record date for this distribution is August 10, 2009 and payment is expected to occur on August 14, 2009.
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
For a reconciliation of gross margin to net income (loss), see Note 17 to the Financial Statements.
OFF-BALANCE SHEET ARRANGEMENTS
We have no material off-balance sheet arrangements.

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
As of June 30, 2009, after taking into consideration interest rate swaps, we had approximately $662.8 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1.0% increase in interest rates would result in an annual increase in our interest expense of approximately $6.6 million.
For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations and derivative instruments to minimize foreign currency exchange risk, see Note 9 to the Financial Statements.

Item 4.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2009. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
There have been no material changes or updates in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:
The tax treatment of publicly traded partnerships or our investment in the Partnership could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including the Partnership, or our investment in the Partnership may be modified by administrative, legislative or judicial interpretation at any time. For example, judicial interpretations of the U.S. federal income tax laws may have a direct or indirect impact on the Partnership’s status as a partnership and, in some instances, a court’s conclusions may heighten the risk of a challenge regarding the Partnership’s status as a partnership. Moreover, members of Congress have considered substantive changes to the existing U.S. federal income tax laws that would have affected publicly traded partnerships. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. Although the legislation considered would not have appeared to affect the Partnership’s tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will be reconsidered or will ultimately be enacted. Any such changes or differing judicial interpretations of existing laws could negatively impact the value of our investment in the Partnership.
There are many risks associated with conducting operations in international markets.
We operate in many geographic markets outside the U.S., which entails difficulties associated with staffing and managing our international operations and complying with legal and regulatory requirements. Changes in local economic or political conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, as discussed in Note 2 to the Financial Statements, PDVSA has recently assumed control over substantially all of our assets and operations in Venezuela. The risks inherent in our international business activities include the following:
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
Our bank credit facilities, asset-backed securitization facility and the agreements governing certain of our other indebtedness include various covenants with which we must comply, including, but not limited to, limitations on incurrence of indebtedness, investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. For example, we must maintain various consolidated financial ratios including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. As of June 30, 2009, we maintained a 7.3 to 1.0 EBITDA to Total Interest Expense ratio, a 3.1 to 1.0 consolidated Total Debt to EBITDA ratio and a 2.6 to 1.0 Senior Secured Debt to EBITDA ratio. As of June 30, 2009, we were in compliance with all financial covenants under our credit agreements. A default under one or more of our debt agreements would in some situations trigger cross-default provisions under certain agreements relating to our debt obligations. If our operations in Venezuela had been excluded from our calculation of EBITDA as of June 30, 2009, we would have had a 6.6 to 1.0 EBITDA to Total Interest Expense ratio, a 3.5 to 1.0 consolidated Total Debt to EBITDA ratio and a 2.9 to 1.0 Senior Secured Debt to EBITDA ratio.
The Partnership’s credit facility also includes covenants limiting its ability to make distributions, incur indebtedness, grant liens, merge, make loans, acquisitions, investments or dispositions and engage in transactions with affiliates. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.5 to 1.0, and a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.0 to 1.0. As of June 30, 2009, the Partnership maintained a 4.5 to 1.0 EBITDA to Total Interest Expense ratio and a 4.4 to 1.0 Total Debt to EBITDA ratio. As of June 30, 2009, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.
If we continue to experience a significant deterioration in the demand for our services, we may not be able to comply with certain of the covenants associated with our indebtedness. The breach of any of our covenants could result in a default under one or more of our debt agreements, which could cause our indebtedness under those agreements to become due and payable. In addition, a default under one or more of our debt agreements, including a default by the Partnership under the Partnership Credit Agreement, would in some situations trigger cross-default provisions under certain agreements relating to our debt obligations, which would accelerate our obligation to repay our indebtedness under those agreements. If the Partnership continues to experience a significant deterioration in the demand for its services, it may not be able to comply with certain of the covenants associated with its indebtedness before the end of 2009. If the repayment obligations on any of our indebtedness were to be so accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and our financial position would be materially adversely affected.
New proposed regulations under the Clean Air Act, if implemented, could result in increased compliance costs.
In March 2009, the Environmental Protection Agency (“EPA”) formally proposed new regulations under the Clean Air Act (“CAA”) to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule, if and when finalized by the EPA, may require us to undertake significant expenditures, including expenditures for installing pollution control equipment such as oxidation catalysts or non-selective catalytic reduction equipment, imposing more stringent maintenance practices, and implementing additional monitoring practices on a significant percentage of our natural gas compressor engine fleet. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements. The comment period on the proposed regulation ended on June 3, 2009. Under the proposal, compliance will be required by three years from the effective date of the final rule. This proposed rule and any other new regulations requiring the installation of more sophisticated emission control equipment could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Climate change legislation and regulatory initiatives could result in increased compliance costs.
Scientific studies suggest that emissions of certain gases, commonly referred to as “greenhouse gases,” such as carbon dioxide and methane, may be contributing to climatic changes in the Earth’s atmosphere. In response to such studies, President Obama has expressed support for, and it is anticipated that the U.S. Congress will continue actively to consider, legislation to restrict or regulate emissions of greenhouse gases. The American Clean Energy and Security Act of 2009, narrowly approved by the U.S. House of Representatives on June 26, 2009, could if enacted by the full Congress require greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. The debate over federal climate legislation has moved on to the Senate, which has now commenced committee hearings and consideration of related legislation, with the Senate’s leadership targeting this legislation for further action toward the end of September 2009. In addition, more than one-third of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that small sources such as gas-fired compressors could be subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.
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
At our Annual Meeting of Stockholders held on April 30, 2009, we presented the following matters to the stockholders for action and the votes cast are indicated below:

	For	Withheld
1. Election of the following directors:
Janet F. Clark	52,252,269	1,141,619
Ernie L. Danner	53,078,587	315,301
Uriel E. Dutton	53,170,910	222,978
Gordon T. Hall	53,204,186	189,702
J.W.G. “Will” Honeybourne	53,185,339	208,549
John E. Jackson	53,203,979	189,909
William C. Pate	53,187,699	206,189
Stephen M. Pazuk	53,175,387	218,501
Christopher E. Seaver	53,204,681	189,207
Stephen A. Snider	52,834,056	559,832

	For	Against	Abstaining
2. Ratification of the appointment of Deloitte & Touche LLP as Exterran Holdings, Inc.’s independent registered public accounting firm for fiscal 2009:	53,321,005	62,406	10,477

	For	Against	Abstaining
3. Approval of Amendment No. 1 to the Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan:	39,423,043	8,024,843	304,237

Item 5.	Other Information
As we previously disclosed in our Current Report on Form 8-K, filed with the SEC on February 26, 2009, the compensation committee of our board of directors determined that Stephen A. Snider, our former chief executive officer, would participate in our short-term incentive program (the “Incentive Program”) for 2009, although the amount of his award under the Incentive Program would be prorated for the period from January 1, 2009 through the date of his retirement on June 30, 2009. Mr. Snider had the option to elect to be paid his award either upon his retirement or in March 2010 concurrently with the payment of awards to our other Named Executive Officers. As Mr. Snider elected to be paid his award upon his retirement, on August 3, 2009, the compensation committee approved an award under the Incentive Program to Mr. Snider in the amount of $120,000.
Following Mr. Snider’s retirement on June 30, 2009, Ernie L. Danner became our president and chief executive officer. Mr. Danner had previously served as our president and chief operating officer. As such, his target bonus opportunity under the Incentive Program for 2009 was set by the compensation committee at 80% of his base salary for 2009. On August 3, 2009, in recognition of Mr. Danner’s new role as our chief executive officer, the compensation committee set Mr. Danner’s target bonus opportunity at 100% of his base salary. Mr. Danner’s target bonus opportunity for 2009 will thus be set at (i) 80% for the period from January 1, 2009 through June 30, 2009, during which he served as our president and chief operating officer, and (ii) at 100% for the period from July 1, 2009, when he assumed his new duties as our chief executive officer, through December 31, 2009.
In 2005, our predecessor Hanover entered into a change of control agreement with Norman A. Mckay, currently our Senior Vice President and a named executive officer. In general, the change of control agreement provides that Mr. Mckay is entitled to certain benefits, including two times the sum of his base salary and target bonus amount for the year in which he is terminated, if a Qualified Termination of Employment were to occur within 12 months following a Change of Control (as both terms are defined in the agreement). The business combination of Hanover and Universal constituted a Change of Control under Mr. Mckay’s change of control agreement, and we and Mr. Mckay have agreed that “Good Reason” then existed for a Qualified Termination of Employment by Mr. Mckay. Following the combination of Universal and Hanover, we and Mr. Mckay extended the term of his change of control agreement through August 20, 2009.
Effective August 5, 2009, we entered into an Amendment and Discharge of Change of Control Agreement (the “Amendment”) with Mr. Mckay, pursuant to which we will pay Mr. Mckay approximately $1.2 million, and Mr. Mckay will waive his rights under the change of control agreement.
This summary of the Amendment is qualified in its entirety by the full text of the Amendment, which is incorporated herein and filed as Exhibit 10.12.
On August 3, 2009, the compension committee approved a new change of control agreement with Mr. Mckay, pursuant to which we have an obligation to make payments to Mr. Mckay upon a termination event following a change of control of Exterran. A termination event under the agreement includes, among other things, termination of Mr. Mckay’s employment by us other than for Cause (as that term is defined in the agreement) or a termination by the executive for Good Reason (as that term is defined in the agreement).

Under the change of control agreement, if a termination event occurs within 18 months following a change of control, we have an obligation to pay to Mr. Mckay an amount equal to (i)(A) his earned but unpaid Base Salary (as that term is defined in the agreement) through the Date of Termination (as that term is defined in the agreement) plus (B) his prorated Target Bonus (as that term is defined in the agreement) for the current year plus (C) any earned but unpaid Actual Bonus (as that term is defined in the agreement) for the prior year plus (ii) any portion of his vacation pay accrued, but not used, for the Termination Year (as that term is defined in the agreement) as of the Date of Termination plus (iii) two times the sum of his Base Salary and Target Bonus amount for the Termination Year plus (iv) two times the total of the employer matching contributions that would have been credited to his account under our 401(k) Plan and any other deferred compensation plan had he made the required amount of elective deferrals or contributions under the 401(k) Plan and any other deferred compensation plan during the 12-month period immediately preceding the month of his Date of Termination plus (v) amounts, if any, previously deferred by Mr. Mckay or earned but not paid, if any, under any of our incentive and non-qualified deferred compensation plans or programs as of the Date of Termination. The agreement also provides for continuing medical coverage and full acceleration of any outstanding stock options, stock-based awards and cash-based incentive awards upon a termination event within 18 months of a change of control. Payments under the agreement are contingent on Mr. Mckay’s entering into a waiver and release of all claims and being subject to customary non-compete and non-solicitation covenants.
This summary of Mr. Mckay’s change of control agreement is qualified in its entirety by the full text of the agreement, which is incorporated herein and filed as Exhibit 10.13.
Effective August 4, 2009, we also entered into an indemnification agreement with Mr. Mckay. We have entered into similar agreements with all of our directors and many of our other executive officers. A summary of the indemnification agreement is incorporated herein by reference to our Current Report on Form 8-K filed August 23, 2007.

Item 6.	Exhibits

Exhibit	Description
2.1	Contribution, Conveyance and Assumption Agreement, dated June 25, 2008, by and among Exterran Holdings, Inc., Hanover Compressor Company, Hanover Compression General Holdings, LLC, Exterran Energy Solutions, L.P., Exterran ABS 2007 LLC, Exterran ABS Leasing 2007 LLC, EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed June 26, 2008

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 20, 2007

3.2	Second Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

4.1	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed August 23, 2007

4.2	Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed June 16, 2009

4.3	Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed June 16, 2009

10.1	Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and J.P. Morgan Chase Bank, National Association, London Branch, as dealer, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 10, 2009

10.2	Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Bank of America, N.A., as dealer, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed June 10, 2009

10.3	Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Wachovia Bank, National Association, as dealer, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed June 10, 2009

10.4	Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Credit Suisse International, as dealer, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed June 10, 2009

10.5	Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and J.P. Morgan Chase Bank, National Association, London Branch, as dealer, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed June 10, 2009

10.6	Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Bank of America, N.A., as dealer, incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed June 10, 2009

10.7	Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Wachovia Bank, National Association, as dealer, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed June 10, 2009

10.8	Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Credit Suisse International, as dealer, incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed June 10, 2009

10.9†	Form of Consulting Agreement by and between Exterran Holdings, Inc. and Stephen A. Snider, incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

10.10†	Amendment No. 1 to the Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement, filed March 31, 2009

10.11†	Amendment No. 2 to Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

10.12†*	Amendment and Discharge of Change of Control Agreement by and between Exterran Holdings, Inc. and Norman A. Mckay

10.13†*	Change of Control Agreement with Norman A. Mckay

Exhibit	Description
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTERRAN HOLDINGS, INC.
Date: August 6, 2009	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson
Senior Vice President, Chief Financial Officer and Chief of Staff (Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President — Finance and Accounting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
2.1	Contribution, Conveyance and Assumption Agreement, dated June 25, 2008, by and among Exterran Holdings, Inc., Hanover Compressor Company, Hanover Compression General Holdings, LLC, Exterran Energy Solutions, L.P., Exterran ABS 2007 LLC, Exterran ABS Leasing 2007 LLC, EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed June 26, 2008

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 20, 2007

3.2	Second Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

4.1	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed August 23, 2007

4.2	Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed June 16, 2009

4.3	Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed June 16, 2009

10.1	Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and J.P. Morgan Chase Bank, National Association, London Branch, as dealer, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 10, 2009

10.2	Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Bank of America, N.A., as dealer, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed June 10, 2009

10.3	Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Wachovia Bank, National Association, as dealer, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed June 10, 2009

10.4	Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Credit Suisse International, as dealer, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed June 10, 2009

10.5	Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and J.P. Morgan Chase Bank, National Association, London Branch, as dealer, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed June 10, 2009

10.6	Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Bank of America, N.A., as dealer, incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed June 10, 2009

10.7	Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Wachovia Bank, National Association, as dealer, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed June 10, 2009

10.8	Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Credit Suisse International, as dealer, incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed June 10, 2009

10.9†	Form of Consulting Agreement by and between Exterran Holdings, Inc. and Stephen A. Snider, incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

10.10†	Amendment No. 1 to the Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement, filed March 31, 2009

10.11†	Amendment No. 2 to Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

10.12†*	Amendment and Discharge of Change of Control Agreement by and between Exterran Holdings, Inc. and Norman A. Mckay

10.13†*	Change of Control Agreement with Norman A. Mckay

Exhibit	Description
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.