Form 10-Q
period 2009-09-30
EXTERRAN HOLDINGS INC.
filed 2009-11-05
CIK 1389050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of the common stock of the registrant outstanding as of October 30, 2009: 62,517,739 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$86,194	$123,906
Restricted cash	4,961	7,563
Accounts receivable, net of allowance of $16,722 and $13,738, respectively	436,054	551,362
Inventory, net	574,768	495,809
Costs and estimated earnings in excess of billings on uncompleted contracts	187,011	219,487
Current deferred income taxes	27,162	36,816
Other current assets	116,615	121,009
Current assets associated with discontinued operations	13,419	139,178

Total current assets	1,446,184	1,695,130
Property, plant and equipment, net	3,436,559	3,436,222
Goodwill, net	195,518	308,024
Intangible and other assets, net	288,220	294,252
Long-term assets held for sale	19,298	—
Investments in non-consolidated affiliates	1,217	83,933
Long-term assets associated with discontinued operations	1,309	275,066

Total assets	$5,388,305	$6,092,627

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$102	$101
Accounts payable, trade	150,421	216,707
Accrued liabilities	326,106	312,270
Deferred revenue	239,232	192,556
Billings on uncompleted contracts in excess of costs and estimated earnings	144,020	157,955
Current liabilities associated with discontinued operations	31,284	37,632

Total current liabilities	891,165	917,221
Long-term debt	2,385,646	2,512,328
Other long-term liabilities	137,824	182,679
Deferred income taxes	174,060	197,525
Long-term liabilities associated with discontinued operations	15,750	54,797

Total liabilities	3,604,445	3,864,550
Commitments and contingencies (Note 15)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share, 250,000,000 shares authorized; 68,149,868 and 67,202,109 shares issued, respectively	681	672
Additional paid-in capital	3,430,214	3,354,922
Accumulated other comprehensive loss	(34,399)	(94,767)
Accumulated deficit	(1,588,074)	(1,016,082)
Treasury stock — 5,622,196 and 5,535,671 common shares, at cost, respectively	(201,978)	(200,959)

Total Exterran stockholders’ equity	1,606,444	2,043,786

Noncontrolling interest	177,416	184,291

Total equity	1,783,860	2,228,077

Total liabilities and equity	$5,388,305	$6,092,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
North America contract operations	$167,567	$197,926	$540,415	$591,609
International contract operations	96,420	99,680	282,547	278,388
Aftermarket services	75,526	94,044	229,561	266,622
Fabrication	340,193	364,608	1,008,363	1,095,601

	679,706	756,258	2,060,886	2,232,220

Costs and Expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	74,556	84,440	232,681	259,031
International contract operations	37,850	40,504	108,552	106,753
Aftermarket services	59,360	75,193	180,892	212,454
Fabrication	278,036	292,978	840,311	912,005
Selling, general and administrative	81,600	89,564	253,091	262,643
Merger and integration expenses	—	3,728	—	9,619
Depreciation and amortization	87,781	83,029	255,757	245,339
Fleet impairment	—	1,000	86,684	2,450
Restructuring charges	2,616	—	17,996	—
Goodwill impairment	—	—	150,778	—
Interest expense	33,371	33,401	89,268	96,737
Equity in (income) loss of non-consolidated affiliates	1,011	(6,657)	92,695	(19,712)
Other (income) expense, net	(12,768)	7,835	(25,563)	(7,823)

	643,413	705,015	2,283,142	2,079,496

Income (loss) before income taxes	36,293	51,243	(222,256)	152,724
Provision for income taxes	13,691	27,252	1,477	70,400

Income (loss) from continuing operations	22,602	23,991	(223,733)	82,324
Income (loss) from discontinued operations, net of tax	(3,834)	16,070	(345,351)	34,654

Net income (loss)	18,768	40,061	(569,084)	116,978
Less: Net income attributable to the noncontrolling interest	(576)	(3,028)	(2,908)	(8,914)

Net income (loss) attributable to Exterran stockholders	$18,192	$37,033	$(571,992)	$108,064

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran stockholders	$0.36	$0.32	$(3.70)	$1.13
Income (loss) from discontinued operations attributable to Exterran stockholders	(0.06)	0.25	(5.63)	0.53

Net income (loss) attributable to Exterran stockholders	$0.30	$0.57	$(9.33)	$1.66

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran stockholders	$0.35	$0.32	$(3.70)	$1.12
Income (loss) from discontinued operations attributable to Exterran stockholders	(0.05)	0.25	(5.63)	0.52

Net income (loss) attributable to Exterran stockholders	$0.30	$0.57	$(9.33)	$1.64

Weighted average common and equivalent shares outstanding:
Basic	61,579	64,940	61,315	65,070

Diluted	77,509	65,423	61,315	66,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$18,768	$40,061	$(569,084)	$116,978
Other comprehensive income, net of tax:
Change in fair value of derivative financial instruments	(5,723)	(2,853)	7,447	1,397
Foreign currency translation adjustment	17,485	4,008	54,025	(8,541)

Comprehensive income (loss)	30,530	41,216	(507,612)	109,834
Less: Comprehensive income attributable to the noncontrolling interest	53	2,938	4,012	9,326

Comprehensive income (loss) attributable to Exterran	$30,477	$38,278	$(511,624)	$100,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Exterran Holdings, Inc. Stockholders
			Accumulated
		Additional	Other		Retained Earnings
	Common	Paid-in	Comprehensive	Treasury	(Accumulated	Noncontrolling
	Stock	Capital	Income (Loss)	Stock	Deficit)	Interest	Total
Balance at December 31, 2007	$666	$3,317,321	$13,004	$(99,998)	$(68,733)	$191,304	$3,353,564
Treasury stock purchased				(50,902)			(50,902)
Option exercises	1	7,701					7,702
Shares issued in employee stock purchase plan	1	4,038					4,039
Stock-based compensation expense, net of forfeitures	3	9,303				(1,126)	8,180
Income tax benefit from stock compensation expense		6,324					6,324
Cash distribution to noncontrolling unitholders of the Partnership						(10,632)	(10,632)
Noncontrolling interest of joint venture						(1,679)	(1,679)
Other						1,381	1,381
Comprehensive income:
Net income					108,064	8,914	116,978
Derivatives change in fair value, net of tax			985			412	1,397
Foreign currency translation adjustment			(8,541)				(8,541)
Total comprehensive income							109,834

Balance at September 30, 2008	$671	$3,344,687	$5,448	$(150,900)	$39,331	$188,574	$3,427,811

Balance at December 31, 2008	$672	$3,354,922	$(94,767)	$(200,959)	$(1,016,082)	$184,291	$2,228,077
Treasury stock purchased				(1,019)			(1,019)
Shares issued in employee stock purchase plan	2	3,178					3,180
Stock-based compensation expense, net of forfeitures	7	18,043				708	18,758
Income tax expense from stock compensation expense		(2,674)					(2,674)
Cash distribution to noncontrolling unitholders of the Partnership						(11,589)	(11,589)
Issuance of convertible senior notes and purchased call options and warrants sold		56,745					56,745
Other						(6)	(6)
Comprehensive income (loss):
Net income (loss)					(571,992)	2,908	(569,084)
Derivatives change in fair value, net of tax			6,343			1,104	7,447
Foreign currency translation adjustment			54,025				54,025
Total comprehensive loss							(507,612)

Balance at September 30, 2009	$681	$3,430,214	$(34,399)	$(201,978)	$(1,588,074)	$177,416	$1,783,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Net income (loss)	$(569,084)	$116,978
Adjustments:
Depreciation and amortization	255,757	245,340
Fleet impairment	86,684	2,450
Facility impairment	5,600	—
Goodwill impairment	150,778	—
Deferred financing cost amortization	2,855	2,587
(Income) loss from discontinued operations, net of tax	345,351	(34,654)
Amortization of debt discount	4,559	—
Bad debt expense	4,594	2,593
Gain on sale of property, plant and equipment	(7,931)	(3,192)
Gain on sale of business	(3,193)	—
Equity in (income) loss of non-consolidated affiliates, net of dividends received	92,695	(16,954)
Interest rate swaps	1,387	2,572
Gain on remeasurement of intercompany balances	(5,087)	(3,423)
Stock-based compensation expense	18,670	12,023
Deferred income taxes	(28,194)	10,119
Changes in assets and liabilities, net of acquisition:
Accounts receivable and notes	121,879	(78,688)
Inventory	(43,324)	(84,623)
Costs and estimated earnings versus billings on uncompleted contracts	16,179	66,232
Prepaid and other current assets	8,902	(7,156)
Accounts payable and other liabilities	(131,724)	(28,874)
Deferred revenue	(3,706)	89,748
Other	39	15,049

Net cash provided by continuing operating activities	323,686	308,127

Net cash provided by discontinued operations	829	33,515

Net cash provided by operating activities	324,515	341,642

Cash flows from investing activities:
Capital expenditures	(303,560)	(342,555)
Proceeds from sale of property, plant and equipment	17,510	44,669
Cash paid in acquisition	—	(133,349)
Proceeds from sale of business	5,642	—
Cash invested in non-consolidated affiliates	(1,578)	—
Decrease in restricted cash	2,602	1,500

Net cash used in continuing investing activities	(279,384)	(429,735)

Net cash used in discontinued operations	(829)	(31,700)

Net cash used in investing activities	(280,213)	(461,435)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from financing activities:
Borrowings on revolving credit facilities	319,000	738,000
Repayments on revolving credit facilities	(548,091)	(594,000)
Repayments on term loan	(10,000)	—
Repayments on asset-backed securitization facility	(135,000)	—
Borrowings on Partnership credit facility	18,750	74,250
Repayments on Partnership credit facility	(33,000)	—
Borrowings on Partnership term loan	—	117,500
Repayments on Partnership term loan	—	(9,000)
Proceeds (repayments) of other debt, net	(37)	(901)
Repayments of convertible senior notes due 2008	—	(192,000)
Proceeds from issuance of convertible senior notes due 2014	355,000	—
Payments for debt issue costs	(10,600)	(583)
Proceeds from warrants sold	53,138	—
Payments for call options	(89,408)	—
Proceeds from stock options exercised	—	7,702
Proceeds from stock issued pursuant to our employee stock purchase plan	3,180	4,039
Purchases of treasury stock	(1,019)	(50,902)
Stock-based compensation excess tax benefit	89	6,284
Distributions to non-controlling partners in the Partnership	(11,589)	(10,632)

Net cash provided by (used in) continuing financing activities	(89,587)	89,757

Net cash provided by discontinued operations	—	—

Net cash provided by (used in) financing activities	(89,587)	89,757

Effect of exchange rate changes on cash and equivalents	7,573	(1,318)

Net decrease in cash and cash equivalents	(37,712)	(31,354)
Cash and cash equivalents at beginning of period	123,906	144,801

Cash and cash equivalents at end of period	$86,194	$113,447

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
Effective January 1, 2009, we adopted the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), which requires that minority interests be recharacterized as noncontrolling interests, requires them to be reported as a component of equity, requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires that the interest sold, as well as any interest retained, be recorded at fair value, with any gain or loss recognized in earnings. The consolidated financial statements included in this Quarterly Report on Form 10-Q have been retrospectively adjusted to reflect the changes required by ASC 810.
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
The table below summarizes income (loss) attributable to Exterran stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income (loss) from continuing operations	$22,026	$20,963	$(226,641)	$73,410
Income (loss) from discontinued operations, net of tax	(3,834)	16,070	(345,351)	34,654

Net income (loss) attributable to Exterran stockholders	$18,192	$37,033	$(571,992)	$108,064

The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted income (loss) attributable to Exterran stockholders per common share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average common shares outstanding-used in basic income per common share	61,579	64,940	61,315	65,070
Net dilutive potential common stock issuable:
On exercise of options and vesting of restricted stock and restricted stock units	571	458	**	599
On settlement of employee stock purchase plan shares	25	25	**	15
On conversion of 4.25% convertible senior notes due 2014	15,334	—	**	—
On conversion of 4.75% convertible senior notes due 2014	**	**	**	1,038

Weighted average common shares and dilutive potential common shares—used in diluted income per common share	77,509	65,423	61,315	66,722

**	Excluded from diluted income (loss) per common share as the effect would have been anti-dilutive.
Net income attributable to Exterran stockholders for the diluted earnings per share calculation for the three months ended September 30, 2009 is adjusted to add back interest expense and amortization of financing costs totaling $5.0 million, net of tax, relating to our 4.25% convertible senior notes due 2014. Net income attributable to Exterran stockholders for the diluted earnings per share calculation for the nine months ended September 30, 2008 is adjusted to add back interest expense and amortization of financing costs totaling $1.2 million, net of tax, relating to our 4.75% convertible senior notes due 2014.
The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net dilutive potential common stock issuable:
On exercise of options where exercise price is greater than average market value for the period	654	582	998	566
On exercise of options and vesting of restricted stock and restricted stock units	—	—	500	—
On settlement of employee stock purchase plan shares	—	—	35	—
On exercise of warrants	2,808	—	1,203	—
On conversion of 4.25% convertible senior notes due 2014	—	—	6,572	—
On conversion of 4.75% convertible senior notes due 2014	3,115	3,115	3,115	2,077
On conversion of convertible senior notes due 2008	—	—	—	399

Net dilutive potential common shares issuable	6,577	3,697	12,423	3,042

Financial Instruments
Our financial instruments include cash, receivables, payables, interest rate swaps, foreign currency hedges and debt. At September 30, 2009 and December 31, 2008, the estimated fair value of such financial instruments, except for debt, approximated their carrying value as reflected in our consolidated balance sheets. As a result of the current credit environment, we believe that the fair value of our floating rate debt does not approximate its carrying value as of September 30, 2009 and December 31, 2008 because the applicable margin on our floating rate debt was below the market rates as of these dates. The fair value of our fixed rate debt has been estimated primarily based on quoted market prices. The fair value of our floating rate debt has been estimated based on similar debt transactions that occurred near September 30, 2009 and December 31, 2008. A summary of the fair value and carrying value of our debt as of

September 30, 2009 and December 31, 2008 is shown in the table below (in thousands):

	As of September 30, 2009		As of December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Fixed rate debt	$405,748	$418,098	$144,088	$88,018
Floating rate debt	1,980,000	1,818,628	2,368,341	2,116,588

Total debt	$2,385,748	$2,236,726	$2,512,429	$2,204,606

GAAP requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings (loss) unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.
Reclassifications
Certain amounts in the prior financial statements have been reclassified to conform to the 2009 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.
Subsequent Events
We reviewed for subsequent events as of the issuance of these financial statements on November 5, 2009.
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
On June 2, 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela. As of the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela.
While the law provides that companies whose assets are expropriated in this manner may be compensated in cash or securities, we are unable to predict what, if any, compensation Venezuela will ultimately offer in exchange for any such expropriated assets and, accordingly, we are unable to predict what, if any, compensation we ultimately will receive. We reserve and will continue to reserve the right to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investment treaties and customary international law. In this connection, on June 16, 2009, we delivered to the Venezuelan government and PDVSA an official notice of dispute relating to the seized assets and investments under the Agreement between Spain and Venezuela for the Reciprocal Promotion and Protection of Investments and under Venezuelan law. We maintain insurance for the risk of expropriation of our investments in Venezuela, subject to a policy limit of $50 million. We have not recorded a receivable related to this insurance policy in the third quarter of 2009 because we could not conclude that recovery under this insurance policy was probable as of September 30, 2009. Therefore, a gain will be recorded if we recover under our policy.
As a result of PDVSA taking possession of substantially all of our assets and operations in Venezuela, we recorded asset impairments totaling $380.0 million, primarily related to receivables, inventory, fixed assets and goodwill, in the nine months ended September 30, 2009. These asset impairments are reflected as loss from discontinued operations, net of tax in our consolidated statements of operations. We believe the fair value of our seized Venezuelan operations substantially exceeds the historical cost-based carrying value of the assets, including the goodwill allocable to those operations; however, GAAP requires that our claim be accounted for as a gain contingency with no benefit being recorded until resolved. Accordingly, we did not include any compensation we may receive for our seized assets and operations in recording the loss on expropriation.

The expropriation of our business in Venezuela meets the criteria established for recognition as discontinued operations under ASC 205, “Presentation.” Therefore, our Venezuela contract operations and aftermarket services businesses are now reflected as discontinued operations in our consolidated statements of operations.
The table below summarizes the operating results of the discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$976	$39,704	$68,322	$116,042
Expenses and selling, general and administrative	2,830	32,682	60,913	92,874
Loss attributable to expropriation	2,135	—	380,026	—
Other (income) loss, net	(162)	(2,146)	(4,655)	(8,497)
Provision for (benefit from) income taxes	7	(6,902)	(22,611)	(2,989)

Income (loss) from discontinued operations, net of tax	$(3,834)	$16,070	$(345,351)	$34,654

The table below summarizes the balance sheet data for discontinued operations (in thousands):

	September 30,	December 31,
	2009	2008
Cash	$7,430	$2,485
Accounts receivable	219	73,994
Inventory	421	31,290
Other current assets	5,349	31,409

Total current assets associated with discontinued operations	13,419	139,178
Property, plant and equipment, net	851	237,644
Goodwill, net	—	32,602
Intangibles and other long-term assets	458	4,820

Total assets associated with discontinued operations	$14,728	$414,244

Accounts payable	$12,773	$7,467
Accrued liabilities	18,511	25,115
Deferred revenues	—	5,050

Total current liabilities associated with discontinued operations	31,284	37,632
Deferred income taxes	—	28,273
Other long-term liabilities	15,750	26,524

Total liabilities associated with discontinued operations	$47,034	$92,429

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
4. INVENTORY
Inventory, net of reserves, consisted of the following amounts (in thousands):

	September 30,	December 31,
	2009	2008
Parts and supplies	$299,758	$290,858
Work in progress	230,611	187,579
Finished goods	44,399	17,372

Inventory, net of reserves	$574,768	$495,809

As of September 30, 2009 and December 31, 2008, we had inventory reserves of $19.4 million and $16.3 million, respectively.
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Compression equipment, facilities and other fleet assets	$4,310,311	$4,314,566
Land and buildings	176,460	175,204
Transportation and shop equipment	205,710	182,402
Other	123,612	108,170

	4,816,093	4,780,342
Accumulated depreciation	(1,379,534)	(1,344,120)

Property, plant and equipment, net	$3,436,559	$3,436,222

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
As discussed in Note 2, on June 2, 2009, PDVSA commenced taking possession of our assets and operations in Venezuela. As of the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. We determined that this event could indicate an impairment of our international contract operations and aftermarket services reporting units’ goodwill and therefore performed a goodwill impairment test for these reporting units in the second quarter of 2009.
Our international contract operations reporting unit failed step one of the goodwill impairment test and we recorded an impairment of goodwill in our international contract operations reporting unit of $150.8 million in the second quarter of 2009. The $32.6 million of goodwill related to our Venezuela contract operations and aftermarket services businesses was also written off in the second quarter of 2009 as part of our loss from discontinued operations. The decrease in value of our international contract operations reporting unit was primarily caused by the loss of our operations in Venezuela. If for any reason the fair value of our goodwill or that of our reporting units that have associated goodwill declines below the carrying value in the future, we may incur additional goodwill impairment charges.
The table below presents the change in the net carrying amount of goodwill for the nine months ended September 30, 2009 (in thousands):

		Purchase
		Adjustments/
	December 31,	Acquisitions/	Impact of Foreign	Goodwill	September 30,
	2008	Dispositions	Currency Translation	Impairment	2009
North America contract operations	$—	$—	$—	$—	$—
International contract operations	142,909	—	7,869	(150,778)	—
Aftermarket services	60,368	(1,528)	3,645	—	62,485
Fabrication	104,747	19,122	9,164	—	133,033

Total	$308,024	$17,594	$20,678	$(150,778)	$195,518

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
Our ownership interest and location of each equity method investee at September 30, 2009 is as follows:

	Ownership
	Interest	Location	Type of Business
PIGAP II	30.0%	Venezuela	Gas Compression Plant
El Furrial	33.3%	Venezuela	Gas Compression Plant
SIMCO/Harwat Consortium	35.5%	Venezuela	Water Injection Plant
Summarized combined earnings information for these entities consisted of the following amounts (on a 100% basis, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$681	$55,481	$8,160	$160,547
Operating income (loss)	(103,722)	28,118	(397,955)	82,990
Net income (loss)	(107,910)	10,869	(337,450)	40,813

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
During the first quarter of 2009, we determined that the expected proceeds from our investment in the SIMCO/Harwat Consortium would be less than the book value of our investment and, as a result, that the fair value of our investment had declined and the loss in value was not temporary. Therefore, we recorded an impairment charge in the first quarter of 2009 of $6.5 million, which is reflected as a charge in equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations. At September 30, 2009, our investment in the SIMCO/Harwat Consortium was $1.2 million.
Due to lack of payments from their only customer, PDVSA, PIGAP II and El Furrial each sent a notice of default to PDVSA in April 2009. PIGAP II’s and El Furrial’s debt was in technical default triggered by past due payments from their sole customer under their related services contracts. As a result of PDVSA’s nonpayment, in March 2009 these joint ventures recorded impairments on their assets. Accordingly, we reviewed our expected cash flows related to these two joint ventures and determined in March 2009 that the fair value of our investment in PIGAP II and El Furrial had declined and that we had a loss in our investment that was not temporary. Therefore, we recorded an impairment charge of $90.1 million ($81.7 million net of tax) to write-off our investments in PIGAP II and El Furrial. These impairment charges are reflected as a charge in equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations. In May 2009, PDVSA assumed control over the assets of PIGAP II and El Furrial and transitioned the operations of PIGAP II and El Furrial, including the hiring of their employees, to PDVSA. Our non-consolidated affiliates are expected to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investment treaties and customary international law, which could result in us recording a gain on our investment in future periods. However, we are unable to predict what, if any, compensation we ultimately will receive.
Because we have written off the majority of our investment in non-consolidated affiliates, we currently do not expect to have significant, if any, equity earnings in non-consolidated affiliates in the future from these investments.
8. DEBT
Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Revolving credit facility due August 2012	$40,500	$269,591
Term loan	790,000	800,000
2007 asset-backed securitization facility notes due July 2012	765,000	900,000
Partnership’s revolving credit facility due October 2011	267,000	281,250
Partnership’s term loan facility due October 2011	117,500	117,500
4.75% convertible senior notes due January 2014	143,750	143,750
4.25% convertible senior notes due June 2014 (presented net of the unamortized discount of $93.3 million as of September 30, 2009)	261,699	—
Other, interest at various rates, collateralized by equipment and other assets	299	338

	2,385,748	2,512,429
Less current maturities	(102)	(101)

Long-term debt	$2,385,646	$2,512,328

In June 2009, we issued under our shelf registration statement $355.0 million aggregate principal amount of 4.25% convertible senior notes due June 2014 (the “4.25% Notes”), including $30.0 million principal amount issued pursuant to the underwriter’s overallotment option. The 4.25% Notes are convertible into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. The 4.25% Notes’ intrinsic value exceeded their principal amount as of September 30, 2009 by $9.0 million. We may not redeem the notes prior to the maturity date of the notes.

ASC 470-20, “Debt — Debt with Conversion and Other Options” (“ASC 470-20”), requires that the liability and equity components of certain convertible debt instruments that may be settled in cash upon conversion be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. Our 4.25% Notes are being accounted for under ASC 470-20, and $97.9 million was recorded as a debt discount and reflected in equity related to the convertible feature of these notes. The unamortized discount on the 4.25% Notes will be amortized using the effective interest method through June 30, 2014. During the three months ended September 30, 2009, we recognized $3.8 million of interest expense related to the contractual interest coupon and $3.7 million of amortization of the debt discount, respectively. During the nine months ended September 30, 2009, we recognized $4.6 million of interest expense related to the contractual interest coupon and $4.6 million of amortization of the debt discount, respectively. The effective interest rate on the debt component of these notes was 11.67% for the three and nine months ended September 30, 2009.
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
Our debt agreements contain various covenants with which we must comply, including, but not limited to, limitations on incurrence of indebtedness, investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. We must also maintain, on a consolidated basis, required leverage and interest coverage ratios. We were in compliance with our debt covenants as of September 30, 2009.
Long-term Debt Maturity Schedule
Contractual maturities of long-term debt (excluding interest to be accrued thereon) at September 30, 2009 are as follows (in thousands):

	September 30, 2009
2009	$10,102	(1)
2010	40,115	(1)
2011	444,548
2012	1,165,533
2013	320,000
Thereafter	498,750	(2)

Total debt	$2,479,048

(1)	$10 million and $30 million of the maturities due in 2009 and 2010, respectively, is classified as long-term because we have the intent and ability to refinance these maturities with available credit.

(2)	This amount excludes the unamortized discount of $93.3 million as of September 30, 2009 related to the 4.25% Notes.

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
Interest Rate Risk
At September 30, 2009, we were a party to 23 interest rate swaps in which we pay fixed payments and receive floating payments on a notional value of $1,470.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $1,399.7 million expiring through January 2013 and the remaining interest rate swaps expiring through October 2019. The weighted average effective fixed interest rate payable on our interest rate swaps was 4.2% as of September 30, 2009. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded approximately $50,000 and $0.5 million of interest expense in the three and nine months ended September 30, 2009, respectively, due to the ineffectiveness related to these swaps. We recorded approximately $0.8 million and $1.6 million of interest expense for the three and nine months ended September 30, 2008, respectively, due to the ineffectiveness related to these swaps. We estimate that approximately $48.9 million of deferred pre-tax losses, included in our accumulated other comprehensive loss at September 30, 2009, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.
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
Foreign currency hedges that meet the hedging requirements or that qualify for hedge accounting treatment are accounted for as cash flow hedges. Changes in the fair value of foreign currency cash flow hedges that meet the hedging requirements or that qualify for hedge accounting treatment are recognized as a component of comprehensive income (loss) and are included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The amounts recognized as a component of other comprehensive income (loss) will be reclassified into earnings (loss) in the periods in which the underlying foreign currency exchange exposure is realized. We estimate that approximately $0.1 million of deferred losses, included in our accumulated other comprehensive income (loss) at September 30, 2009, will be reclassified into earnings at then-current values during the next twelve months as the underlying hedged transactions occur. For hedges that do not qualify for hedge accounting treatment, gains and losses on the foreign currency hedge are included in other (income) expense, net in our condensed consolidated statements of operations. At September 30, 2009, the remaining notional amount of our foreign currency hedge that did not meet the requirements for hedge accounting was approximately 1.9 million Kuwaiti Dinars. At September 30, 2009, the remaining notional amount of our foreign currency hedge that did meet the requirements for hedge accounting was approximately 1.2 million Euros.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	September 30, 2009
		Fair Value
	Balance Sheet Location	Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangibles and other assets	$225
Interest rate hedges	Accrued liabilities	(48,884)
Interest rate hedges	Other long-term liabilities	(42,487)
Foreign currency hedge	Other current liabilities	(106)

		(91,252)
Derivatives not designated as hedging instruments:
Foreign currency hedge	Accrued liabilities	(62)

Total derivatives		$(91,314)

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
Gain (Loss)
			Reclassified			Gain (Loss)
		Location of Gain	from		Location of Gain	Reclassified from
		(Loss) Reclassified	Accumulated	Gain (Loss)	(Loss) Reclassified	Accumulated
	Gain (Loss)	from Accumulated	Other	Recognized in	from Accumulated	Other
	Recognized in Other	Other	Comprehensive	Other	Other	Comprehensive
	Comprehensive	Comprehensive	Income (Loss)	Comprehensive	Comprehensive	Income (Loss)
	Income (Loss) on	Income (Loss) into	into Income	Income (Loss)	Income (Loss) into	into Income
	Derivatives	Income (Loss)	(Loss)	on Derivatives	Income (Loss)	(Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(5,200)	Interest expense	$(7,058)	$5,089	Interest expense	$(32,642)
Foreign currency hedge	—	Fabrication revenue	(105)	1,254	Fabrication revenue	(329)

Total	$(5,200)		$(7,163)	$6,343		$(32,971)

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
		Amount of Gain		Amount of Gain
		(Loss)		(Loss)
	Location of Gain (Loss)	Recognized in	Location of Gain (Loss)	Recognized in
	Recognized in Income (Loss)	Income (Loss)	Recognized in Income (Loss)	Income (Loss)
	on Derivative	on Derivative	on Derivative	on Derivative
Derivatives not designated as hedging instruments:
Foreign currency hedge	Other income (expense), net	$155	Other income (expense), net	$(137)

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
10. FAIR VALUE MEASUREMENTS
ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories.
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
The following table summarizes the valuation of our interest rate swaps and foreign currency derivatives under ASC 820 pricing levels as of September 30, 2009 (in thousands):

Quoted
		Market	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(91,146)	$—	$(91,146)	$—
Foreign currency derivatives asset (liability)	(168)	—	(168)	—
Our interest rate swaps and foreign currency derivatives are recorded at fair value utilizing a combination of the market and income approach to fair value. We used discounted cash flows and market based methods to compare similar derivative instruments.
11. FLEET IMPAIRMENT
As a result of a decline in market conditions and operating horsepower in North America during the second quarter of 2009, we reviewed the idle compression assets used in our contract operations segments for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. As a result of that review, we decided that 1,156 units representing 251,500 horsepower would be retired from the fleet.
We performed a cash flow analysis of the expected proceeds from the disposition of these units to determine the fair value of the fleet assets we will no longer utilize in our operations. The net book value of these assets exceeded the fair value by $86.7 million, and the difference was recorded as a long-lived asset impairment in the second quarter of 2009.
During the first quarter of 2008, management identified certain fleet units that will not be used in our contract operations business in the future and recorded a $1.5 million impairment in the first quarter of 2008. During the three months ended September 30, 2008, we recorded a $1.0 million impairment related to the loss sustained on offshore units that were on platforms which capsized during Hurricane Ike. These fleet impairments are recorded in Fleet impairment expense in the consolidated statements of operations.
12. RESTRUCTURING CHARGES
As a result of the reduced level of demand for our products and services, our management approved a plan in March 2009 to close certain facilities to consolidate our compression fabrication activities in our fabrication segment. These actions were the result of significant fabrication capacity stemming from the 2007 merger that created Exterran and the lack of consolidation of this capacity since that time, as well as the anticipated continuation of current weaker global economic and energy industry conditions. The consolidation of those compression fabrication activities was completed in September 2009. In August 2009, we announced our plan to consolidate certain fabrication operations in Houston including the closure of two facilities in Texas. However, due to a subsequent improvement in bookings for certain of our production and processing equipment products, we have recently decided to close only one of the fabrication facilities in Texas. In addition, our management also implemented cost reductions programs during the first nine months of 2009 primarily related to workforce reductions across all of our segments.
We currently estimate that we will incur charges in 2009 with respect to these restructuring charges discussed above of approximately $20 million to $22 million, of which $2.6 million and $18.0 million, respectively, was expensed in the three and nine months ended September 30, 2009. These charges are reflected as Restructuring charges in our consolidated statements of operations. Approximately $12 million to $14 million of the charges are severance, retention and employee benefit costs, approximately $5.6 million is a facility impairment charge and the remaining amount is for other facility closure and moving costs. Of the total estimated charges, approximately $14 million to $16 million will result in cash expenditures.

The following table summarizes the changes to our accrued liability balance related to restructuring charges for the nine months ended September 30, 2009 (in thousands):

Restructuring
Charges Accrual
Beginning balance at December 31, 2008	$—
Additions for costs expensed	17,996
Non-cash facility impairment	(5,600)
Reductions for payments	(12,099)

Ending balance at September 30, 2009	$297

13. STOCK-BASED COMPENSATION
Stock Incentive Plan
On August 20, 2007, we adopted the Exterran Holdings, Inc. 2007 Stock Incentive Plan (as amended and restated, the “2007 Plan”), which previously had been approved by the stockholders of Hanover and Universal and provides for the granting of stock-based awards in the form of options, restricted stock, restricted stock units, stock appreciation rights and performance awards to our employees and directors. In April, 2009, our stockholders approved an amendment to the 2007 Plan which increased the aggregate number of shares of common stock that may be issued under the 2007 Plan to 6,750,000 from 4,750,000. Each option and stock appreciation right granted counts as one share against the aggregate share limit, and each share of restricted stock and restricted stock unit granted counts as two shares against the aggregate share limit. Awards granted under the 2007 Plan that are subsequently cancelled, terminated or forfeited are available for future grant.
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
The weighted average fair value at date of grant for options granted during the nine months ended September 30, 2009 was $5.87, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Nine Months
Ended
September 30, 2009
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
The following table presents stock option activity for the nine months ended September 30, 2009 (in thousands, except per share data and remaining life in years):

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life	Value
Options outstanding, December 31, 2008	2,027	$41.50
Granted	987	16.29
Cancelled	(91)	34.84

Options outstanding, September 30, 2009	2,923	$33.18	5.1	$8,855

Options exercisable, September 30, 2009	1,709	$37.51	4.4	$2,351

Intrinsic value is the difference between the market value of our stock and the exercise price of each option multiplied by the number of options outstanding for those options where the market value exceeds their exercise price. No stock options were exercised during the nine months ended September 30, 2009. The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 was $6.6 million. As of September 30, 2009, $6.8 million of unrecognized compensation cost related to unvested stock options is expected to be recognized over the weighted-average period of 2.2 years.
Restricted Stock and Restricted Stock Units
For grants of restricted stock and restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the date of grant. Common stock subject to restricted stock grants generally vests 33 1/3% on each of the first three anniversaries of the grant date.
The following table presents restricted stock and restricted stock unit activity for the nine months ended September 30, 2009 (in thousands, except per share data):

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Non-vested restricted stock and restricted stock units, December 31, 2008	535	$66.46
Granted	992	16.21
Vested	(256)	60.79
Cancelled	(40)	33.90

Non-vested restricted stock and restricted stock units, September 30, 2009	1,231	$28.18

As of September 30, 2009, $20.3 million of unrecognized compensation cost related to unvested restricted stock and restricted stock units is expected to be recognized over the weighted-average period of 2.1 years.
Employee Stock Purchase Plan
On August 20, 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. A total of 650,000 shares of our common stock have been authorized and reserved for issuance under the ESPP. At September 30, 2009, 367,398 shares remained available for purchase under the ESPP. Our ESPP plan is compensatory and, as a result, we record an expense on our consolidated statements of operations related to the ESPP. Effective July 1, 2009, the purchase discount under the ESPP was reduced from 15% to 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.
Unit Appreciation Rights
Unit appreciation rights (“UARs”) entitle the holder to receive a payment from us in cash equal to the excess of the fair market value of a common unit of Exterran Partners, L.P. (together with its subsidiaries, the “Partnership”), on the date of exercise over the exercise price. At September 30, 2009, we had approximately 0.3 million UARs outstanding. These UARs vested on January 1, 2009 and expire on December 31, 2009.
Because the holders of the UARs will receive any payment from us in cash, these awards have been recorded as a liability, and we are required to remeasure the fair value of these awards at each reporting date.

Partnership Long-Term Incentive Plan
The Partnership has a long-term incentive plan that was adopted by Exterran GP LLC, the general partner of the Partnership’s general partner, in October 2006 for employees, directors and consultants of the Partnership, us or our respective affiliates. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,035,378 common units, common unit options, restricted units and phantom units. The long-term incentive plan is administered by the board of directors of Exterran GP LLC or a committee thereof (the “Plan Administrator”).
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
Partnership Unit Options
As of September 30, 2009, the Partnership had 580,715 outstanding unit options. The unit options vested and became exercisable on January 1, 2009, and expire on December 31, 2009.
The following table presents unit option activity for the nine months ended September 30, 2009 (remaining life in years):

		Weighted	Weighted
		Average	Average	Aggregate
	Unit	Exercise	Remaining	Intrinsic
	Options	Price	Life	Value
Unit options outstanding, December 31, 2008	591,429	$23.77
Cancelled	(10,714)	25.94

Unit options outstanding, September 30, 2009	580,715	$23.73	0.3	$—

Unit options exercisable, September 30, 2009	580,715	$23.73	0.3	$—

Intrinsic value is the difference between the market value of the Partnership’s units and the exercise price of each unit option multiplied by the number of unit options outstanding for those unit options where the market value exceeds their exercise price.
Partnership Phantom Units
During the nine months ended September 30, 2009, the Partnership granted 84,166 phantom units to officers and directors of Exterran GP LLC and certain of our employees, which settle 33 1/3% on each of the first three anniversaries of the grant date.
The following table presents phantom unit activity for the nine months ended September 30, 2009:

		Weighted
		Average
		Grant-Date
	Phantom	Fair Value
	Units	per Unit
Phantom units outstanding, December 31, 2008	48,152	$30.98
Granted	84,166	11.85
Vested	(34,576)	24.02
Cancelled	(6,945)	16.30

Phantom units outstanding, September 30, 2009	90,797	$17.01

As of September 30, 2009, $1.0 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 2.1 years.

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
15. COMMITMENTS AND CONTINGENCIES
We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	September 30, 2009
Performance guarantees through letters of credit (1)	2009-2013	$273,658
Standby letters of credit	2009-2011	21,524
Commercial letters of credit	2010	2,973
Bid bonds and performance bonds (1)	2009-2016	106,309

Maximum potential undiscounted payments		$404,464

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.
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
In January 2007, Universal acquired B.T.I. Holdings Pte Ltd (“B.T.I.”) and its wholly-owned subsidiary B.T. Engineering Pte Ltd, a Singapore based fabricator of oil and natural gas, petrochemical, marine and offshore equipment, including pressure vessels, floating, production, storage and offloading process modules, terminal buoys, turrets, natural gas compression units and related equipment. We paid $1.9 million based on the earnings of B.T.I. for the year ended March 31, 2008 and we may be required to pay up to $18.1 million based on earnings of B.T.I. over the year ended March 31, 2009. We have accrued $17.0 million as of September 30, 2009 based on the earnings of B.T.I. over the year ended March 31, 2009.
See Note 3 for a discussion of the contingent purchase price related to our acquisition of GLR.
See Note 2 and Note 7 for a discussion of gain contingencies related to our claims for assets and investments that were expropriated in Venezuela.
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
In the ordinary course of business, we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, we believe that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Because of the inherent uncertainty of litigation, however, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or cash flows for the period in which the resolution occurs.

16. RECENT ACCOUNTING DEVELOPMENTS
In September 2006, the FASB issued guidance under ASC 820, which provides a single definition of fair value, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value to measure assets and liabilities. ASC 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, in February 2008, the FASB deferred the effective date to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value on at least an annual basis. Our adoption of the undeferred provisions of ASC 820 on January 1, 2008 did not have a material impact on our consolidated financial statements. Our adoption of the deferred provisions of ASC 820 on January 1, 2009 did not have a material impact on our consolidated financial statements.
In December 2007, the FASB issued guidance under ASC 805, “Business Combinations” (“ASC 805”), which requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. ASC 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with an exception for the accounting for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions. After the adoption of ASC 805, the provisions of ASC 805 will also apply to adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of ASC 805. Our adoption of the provisions of ASC 805 on January 1, 2009 did not have a material impact on our consolidated financial statements, although we are unable to predict its impact on future potential acquisitions.
In December 2007, the FASB issued guidance under ASC 810, which changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value, with any gain or loss recognized in earnings. ASC 810 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. Our adoption of the provisions of ASC 810 on January 1, 2009 resulted in the reclassification of noncontrolling interests into equity on our consolidated balance sheets and other presentation changes to separately disclose the controlling and noncontrolling interests in various line items in our consolidated financial statements.
In March 2008, the FASB issued guidance under ASC 815, “Derivatives and Hedging” (“ASC 815”), which requires enhanced disclosures for derivative instruments, including those used in hedging activities. The new guidance in ASC 815 is effective for fiscal years beginning on or after November 15, 2008. Our adoption of the new provisions of ASC 815 on January 1, 2009 did not have a material impact on our consolidated financial statements; however, we have expanded our disclosures regarding derivatives.
In April 2008, the FASB issued guidance under ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the new guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset, in accordance with GAAP. The new guidance under ASC 350 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The new guidance under ASC 350 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Our adoption of the new provisions of ASC 350 on January 1, 2009 did not have a material impact on our consolidated financial statements.
In May 2008, the FASB issued guidance under ASC 470-20, which requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), unless the embedded conversion option is required to be separately accounted for as a derivative, be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008; early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. Our adoption of the provisions of ASC 470-20 on January 1, 2009 did not have a material impact on our financial statements. However, on issuance of our 4.25% Notes in June 2009, we applied the provisions of ASC 470-20.

As a result, we recorded a debt discount and a portion of the proceeds from our 4.25% Notes issued in June 2009 was allocated to equity. The amortization of the debt discount will be recorded as an increase in interest expense over the life of the notes. Accordingly, due to the application of ASC 470-20 we will record interest expense in excess of the 4.25% interest that we will pay.
In April 2009, the FASB issued guidance under ASC 825 “Financial Instruments”, section 10-65-1 (“ASC-825-65-10”), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Prior to issuing ASC 825-10-65-1, fair values for financial instruments were only disclosed once a year. ASC 825-10-65-1is effective for interim reporting periods ending after June 15, 2009. ASC 825-10-65-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, requires comparative disclosures only for periods ending after initial adoption. Our adoption of the provisions of ASC 825-10-65-1 on June 30, 2009 did not have a material impact on our consolidated financial statements.
In May 2009, the FASB issued guidance under ASC 855, “Subsequent Events” (“ASC 855”), which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. Our adoption of provisions of ASC 855 on June 30, 2009 did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51,” to require an entity to perform an analysis to determine whether the entity’s variable interest gives it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the entity that has both the power to direct the activities of the variable interest entity and the obligation to absorb losses or the right to receive benefits from the variable interest entity. Additionally, SFAS No. 167 amends Interpretation 46(R) to require reassessments of whether an entity is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for interim and annual periods ending after November 15, 2009. We do not expect the adoption of SFAS No. 167 will have a material impact on our consolidated financial statements.
In June 2009, the FASB issued guidance under ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the codification carries an equal level of authority. The new guidance under ASC 105 is effective for interim and annual periods ending after September 15, 2009 Our adoption of the provisions of ASC 105 on September 30, 2009 did not have a material impact on our consolidated financial statements.
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

The following tables present sales and other financial information by industry segment for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	North
	America	International			Reportable
	Contract	Contract	Aftermarket		Segments
Three Months Ended	Operations	Operations	Services	Fabrication	Total
September 30, 2009:
Revenue from external customers	$167,567	$96,420	$75,526	$340,193	$679,706
Gross margin(1)	93,011	58,570	16,166	62,157	229,904
September 30, 2008:
Revenue from external customers	$197,926	$99,680	$94,044	$364,608	$756,258
Gross margin(1)	113,486	59,176	18,851	71,630	263,143

	North
	America	International			Reportable
	Contract	Contract	Aftermarket		Segments
Nine Months Ended	Operations	Operations	Services	Fabrication	Total
September 30, 2009:
Revenue from external customers	$540,415	$282,547	$229,561	$1,008,363	$2,060,886
Gross margin(1)	307,734	173,995	48,669	168,052	698,450
September 30, 2008:
Revenue from external customers	$591,609	$278,388	$266,622	$1,095,601	$2,232,220
Gross margin(1)	332,578	171,635	54,168	183,596	741,977

(1)	Gross margin, a non-GAAP financial measure, is reconciled to net income (loss) below.
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
The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$18,768	$40,061	$(569,084)	$116,978
Selling, general and administrative	81,600	89,564	253,091	262,643
Merger and integration expenses	—	3,728	—	9,619
Depreciation and amortization	87,781	83,029	255,757	245,339
Fleet impairment	—	1,000	86,684	2,450
Restructuring charges	2,616	—	17,996	—
Goodwill impairment	—	—	150,778	—
Interest expense	33,371	33,401	89,268	96,737
Equity in (income) loss of non-consolidated affiliates	1,011	(6,657)	92,695	(19,712)
Other (income) expense, net	(12,768)	7,835	(25,563)	(7,823)
Provision for income taxes	13,691	27,252	1,477	70,400
(Income) loss from discontinued operations, net of tax	3,834	(16,070)	345,351	(34,654)

Gross margin	$229,904	$263,143	$698,450	$741,977

18. SUBSEQUENT EVENTS
In October 2009, we and the Partnership announced a transaction, which is expected to close in November 2009, pursuant to which the Partnership will acquire from us contract operations customer service agreements with 18 customers and a fleet of approximately 900 compressor units used to provide compression services under those agreements, comprising approximately 273,000 horsepower, or approximately 6% (by available horsepower) of the Partnership’s and our combined U.S. contract operations business (the “November 2009 Contract Operations Acquisition”). The total value of the transaction is approximately $143.0 million, excluding transaction costs. In connection with this acquisition, the Partnership intends to assume $57.2 million of debt from us and issue to our wholly-owned subsidiaries approximately 4.7 million common units and approximately 97,000 general partner units.
Also, in connection with the closing of the November 2009 Contract Operations Acquisition, we expect to amend and restate the existing Omnibus Agreement with the Partnership. The agreement, among other things, will increase the amount the Partnership must reimburse us for selling, general and administrative (“SG&A”) expenses we incur on its behalf from $6.0 million per quarter to $7.6 million per quarter (after taking into account such costs that the Partnership incurs and pays directly) and extend the duration of the cap on the Partnership’s reimbursement of SG&A expenses and the cap on the Partnership’s reimbursement of cost of sales we allocate to the Partnership, based on such costs we incur on its behalf, for an additional year such that the caps will then terminate on December 31, 2010.
In connection with the transaction described above, the Partnership entered into a new $150 million asset-backed securitization facility (the “2009 ABS Facility”). The 2009 ABS Facility notes are revolving in nature and are payable in July 2013. Interest and fees payable to the noteholders will accrue on these notes at a variable rate consisting of an applicable margin of 3.5% plus, at the Partnership’s option, either LIBOR or a base rate. Repayment of the 2009 ABS Facility notes has been secured by a pledge of all of the assets of EXLP ABS 2009 LLC and its subsidiaries, consisting primarily of compression services contracts and a fleet of natural gas compressor units. As of November 5, 2009, none of the 2009 ABS Facility notes has been issued. Concurrent with the closing of the 2009 ABS Facility, our availability under our $1.0 billion asset-backed securitization facility was reduced by $200.0 million to $800.0 million.

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

Exterran Partners, L.P.
We are the indirect majority owner of the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of September 30, 2009, public unitholders held a 43% ownership interest in the Partnership and we owned the remaining equity interest, including the general partner interest and all incentive distribution rights. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional interests in the Partnership. As of September 30, 2009, the Partnership had a fleet of approximately 2,519 compressor units comprising approximately 1,038,607 horsepower, or 25% (by available horsepower) of our and the Partnership’s combined total U.S. horsepower.
OVERVIEW
Industry Conditions and Trends
Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply and demand for future pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our contract operations business is typically less impacted by commodity prices than certain other energy service products and services, changes in oil and natural gas exploration and production spending will normally result in increased or decreased demand for our products and services.
Natural Gas Consumption. Natural gas consumption in the U.S. for the twelve months ended July 31, 2009 decreased by approximately 3.8% over the twelve months ended July 31, 2008. Total natural gas consumption in the U.S. is projected by the Energy Information Administration (“EIA”) to decline by 2.0% in 2009 and by 0.2% in 2010, but is expected to increase by an average of 0.7% per year until 2030. Total natural gas consumption worldwide is projected to increase by an average of 2.4% per year until 2030, according to the EIA.
In 2008, the U.S. accounted for an estimated annual production of approximately 20 trillion cubic feet of natural gas, or 19% of the worldwide total, compared to an estimated annual production of approximately 90 trillion cubic feet in the rest of the world. The EIA estimates that the U.S.’s natural gas production level will be approximately 23 trillion cubic feet in 2030, or 15% of the worldwide total, compared to an estimated annual production of approximately 130 trillion cubic feet in the rest of the world.
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

Our Performance Trends and Outlook
Beginning in the second half of 2008, there have been reductions in global economic activity which have had a significant adverse impact on oil-and-gas-related commodity prices. Recently, there have been indications that global economic activity is beginning to rebound and oil prices have increased and natural gas prices have stabilized. However, we continue to believe the decrease in activity levels in the energy industry in the U.S. as compared to 2008 will continue to negatively impact the level of capital spending by our customers and, therefore, our business activity for the near term.
Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression and oil and natural gas production and processing and our customers’ decisions regarding whether to utilize our products and services rather than purchase equipment or engage our competitors. In particular, many of our North America contract operations agreements with customers have short initial terms; we cannot be certain that these contracts will be renewed after the end of the initial contractual term, and any such nonrenewal, or renewal at a reduced rate, could adversely impact our results of operations. However, we believe that, barring a significant and extended worldwide recession, industry activity outside of North America should be less affected given the longer-term nature of oil and natural gas infrastructure development projects in international markets.
In North America, we believe that the current economic environment and the available supply of idle and underutilized compression equipment owned by our customers and competitors will continue to negatively impact our ability to improve our North America contact operations horsepower utilization and revenues in the near term. Our total operating horsepower decreased by approximately 17% from December 31, 2008 to September 30, 2009, and we expect further horsepower declines during the remainder of 2009 and into 2010. In international markets, although we expect a decline in demand for additional contract operations jobs, we expect the start-up of projects in our backlog will result in an increase in revenues in our international contract operations business in 2010 compared to 2009. Additionally, we believe there will continue to be demand for our Total Solutions projects in international markets, although the demand has softened from prior year levels.
As industry capital spending has continued to decline in 2009, our fabrication business segment has experienced a reduction in demand. This decline in demand for our fabrication products has led to a reduction in our fabrication backlog.
Given the global recession and its impact on 2009 activity levels, the matching of our costs and capacity to business levels continues to be challenging. We have taken steps to match our operating costs to current operating levels and will continue to monitor our expected business levels. For example, in March 2009 we announced that we had approved a plan to consolidate our compression fabrication operations, and in May 2009 we announced that we would be reducing operating and general and administrative costs, including headcount reductions, in all facets of our business. Additionally, in August 2009, we announced a plan to further consolidate certain of our fabrication operations.
Our level of capital spending depends on the demand for our products and services and the equipment we require to render services to our customers. Although we are not able at this time to predict the final impact of the current market and industry conditions on our business, our level of capital investment in our contract operations fleet assets has declined and, based on current market conditions, we expect that net cash provided by operating activities will be in excess of our requirements to finance our capital expenditures and scheduled interest and debt repayments through December 31, 2009.
We intend for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business. To this end, we intend to continue to contribute over time additional U.S. contract operations customer contracts and equipment to the Partnership in exchange for cash, the Partnership’s assumption of our debt and/or additional interests in the Partnership. Such transactions would depend on, among other things, market and economic conditions, our ability to reach agreement with the Partnership regarding the terms of any purchase and the availability to the Partnership of debt and equity capital. In October 2009, we and the Partnership announced a transaction, expected to close in November 2009, pursuant to which the Partnership will acquire from us additional contract operations customer service agreements with 18 customers and a fleet of approximately 900 compressor units used to provide compression services under those agreements.
Financial Highlights
Financial highlights for the three and nine months ended September 30, 2009, as compared to the prior year periods, which are discussed in greater detail below in “Financial Results of Operations,” were as follows:

•	Revenue for the three months ended September 30, 2009 was $679.7 million compared to $756.3 million for the prior year period. Revenue for the nine months ended September 30, 2009 was $2,060.9 million compared to $2,232.2 million for the prior year period. The decrease in revenue for the three and nine months ended September 30, 2009 primarily related to reduced revenue in our North America contract operations and fabrication business segments caused by a deterioration in market conditions.

•	Net income attributable to Exterran for the three months ended September 30, 2009 was $18.2 million, compared to $37.0 million for the three months ended September 30, 2008. Net loss attributable to Exterran for the nine months ended September 30, 2009 was $572.0 million, compared to net income attributable to Exterran of $108.1 million for the nine months ended September 30, 2008. Our net income (loss) in the three and nine months ended September 30, 2009 was impacted by a deterioration in market conditions as well as the charges listed below.
The following table summarizes our charges for the three and nine months ended September 30, 2009, as compared to the prior year periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Goodwill impairment	$—	$—	$150,778	$—
Fleet impairment	—	1,000	86,684	2,450
Restructuring charges	2,616	—	17,996	—
Merger and integration expenses	—	3,728	—	9,619
Investments in non-consolidated affiliates impairment (in Equity in (income) loss of non-consolidated affiliates)	1,011	—	98,134	—
Cost overruns on two jobs (in Fabrication cost of sales)	—	—	—	31,835
Loss attributable to expropriation (in Income (loss) from discontinued operations, net of tax)	2,135	—	380,026	—

Total	$5,762	$4,728	$733,618	$43,904

Operating Highlights
As discussed in Note 2 to the Financial Statements of this report, the results from continuing operations for all periods presented exclude the results of our Venezuela international contract operations and aftermarket services businesses. Those results are now reflected in discontinued operations for all periods presented.
The following tables summarize our total available horsepower, total operating horsepower, horsepower utilization percentages and fabrication backlog (horsepower in thousands and dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total Available Horsepower (at period end):
North America	4,339	4,540	4,339	4,540
International	1,220	1,151	1,220	1,151

Total	5,559	5,691	5,559	5,691

Total Operating Horsepower (at period end):
North America	2,983	3,452	2,983	3,452
International	1,015	1,046	1,015	1,046

Total	3,998	4,498	3,998	4,498

Total Operating Horsepower (average):
North America	3,052	3,456	3,216	3,515
International	1,025	1,049	1,036	1,032

Total	4,077	4,505	4,252	4,547

Horsepower Utilization (at period end):
North America	69%	76%	69%	76%
International	83%	91%	83%	91%
Total	72%	79%	72%	79%

	September 30, 2009	December 31, 2008	September 30, 2008
Compressor and Accessory Fabrication Backlog	$211.0	$395.5	$359.4
Production and Processing Equipment Fabrication Backlog	570.8	732.7	731.9

Fabrication Backlog	$781.8	$1,128.2	$1,091.3

FINANCIAL RESULTS OF OPERATIONS
As discussed in Note 2 to the Financial Statements of this report, the results from continuing operations for all periods presented exclude the results of our Venezuela international contract operations and aftermarket services businesses. Those results are now reflected in discontinued operations for all periods presented.
THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008
Summary of Business Segment Results
North America Contract Operations
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2009	2008	(Decrease)
Revenue	$167,567	$197,926	(15)%
Cost of sales (excluding depreciation and amortization expense)	74,556	84,440	(12)%

Gross margin	$93,011	$113,486	(18)%
Gross margin percentage	56%	57%	(1)%
The decrease in revenue, cost of sales and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) was primarily due to a 12% decrease in average operating horsepower in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Our average operating horsepower decreased due to a deterioration in the economic climate and natural gas energy conditions in North America. The decrease in gross margin percentage during the three months ended September 30, 2009 was primarily due to pricing pressure caused by the deterioration in the economic climate in North America. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated, and presented in accordance with GAAP in “Selected Financial Data — Non-GAAP Financial Measure” of this report.
International Contract Operations
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2009	2008	(Decrease)
Revenue	$96,420	$99,680	(3)%
Cost of sales (excluding depreciation and amortization expense)	37,850	40,504	(7)%

Gross margin	$58,570	$59,176	(1)%
Gross margin percentage	61%	59%	2%
The decrease in revenues during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to a $3.3 million reduction in revenues in Argentina resulting from contracts that expired and were not renewed. The increase in gross margin percentage primarily relates to a $1.7 million reduction in costs during the three months ended September 30, 2009 associated with a project in the Cawthorne Channel in Nigeria that was terminated during 2009.

Aftermarket Services
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2009	2008	(Decrease)
Revenue	$75,526	$94,044	(20)%
Cost of sales (excluding depreciation and amortization expense)	59,360	75,193	(21)%

Gross margin	$16,166	$18,851	(14)%
Gross margin percentage	21%	20%	1%
The decrease in revenue, cost of sales and gross margin was due to reduced sales in North America caused by a decline in market conditions. The decrease in sales in North America was partially offset by a $1.7 million increase in revenues for aftermarket services provided internationally for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.
Fabrication
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2009	2008	(Decrease)
Revenue	$340,193	$364,608	(7)%
Cost of sales (excluding depreciation and amortization expense)	278,036	292,978	(5)%

Gross margin	$62,157	$71,630	(13)%
Gross margin percentage	18%	20%	(2)%
The decrease in revenue in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to a $66.7 million reduction in revenues in the Eastern Hemisphere caused by the completion of projects during 2008 and a reduction in new bookings caused by weaker market conditions in 2009. The decrease in revenues in the Eastern Hemisphere was partially offset by an increase in compressor and accessory fabrication revenues of $43.7 million in Latin America in the three months ended September 30, 2009. The decline in gross margin percentage was primarily due to the deterioration in market conditions impacting our fabrication business and under-absorption of overhead costs resulting from the decrease in activity. The gross margin percentage for the three months ended September 30, 2009 also benefited from a $6.8 million recovery of costs that were previously expensed as a result of an insurance settlement.
Costs and Expenses
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2009	2008	(Decrease)
Selling, general and administrative	$81,600	$89,564	(9)%
Merger and integration expenses	—	3,728	n/a
Depreciation and amortization	87,781	83,029	6%
Fleet impairment	—	1,000	n/a
Restructuring charges	2,616	—	n/a
Interest expense	33,371	33,401	0%
Equity in (income) loss of non-consolidated affiliates	1,011	(6,657)	(115)%
Other (income) expense, net	(12,768)	7,835	(263)%
The decrease in selling, general and administrative (“SG&A”) expense was primarily due to our efforts to reduce costs in response to lower business activity levels during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. As a percentage of revenue, SG&A expense for each of the three months ended September 30, 2009 and 2008 was 12%.
Merger and integration expenses related to the merger between Hanover and Universal were $3.7 million during the three months ended September 30, 2008. These expenses were primarily comprised of change of control payments and severance costs.

The increase in depreciation and amortization expense during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily the result of property, plant and equipment additions.
During the three months ended September 30, 2008, we recorded a $1.0 million impairment related to the loss sustained on offshore units that were on platforms which capsized during Hurricane Ike.
Restructuring charges were $2.6 million for the three months ended September 30, 2009. These expenses were related to our efforts to adjust our costs to our forecasted business activity levels and included severance expenses associated with our workforce reductions impacting all of our operations, retention and employee benefit costs and other facility closure and moving costs resulting from our decision to close and consolidate certain of our fabrication facilities. See Note 12 to the Financial Statements for further discussion of the restructuring charges.
The reduction in equity in income of non-consolidated affiliates was the result of the expropriation of our Venezuelan joint venture’s assets and operations during the six months ended June 30, 2009. The loss on non-consolidated affiliates during the three months ended September 30, 2009 relates to wind down costs incurred after the expropriation. We currently do not expect to have significant, if any, equity earnings in non-consolidated affiliates in the future from these investments. Our non-consolidated affiliates are expected to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investment treaties and customary international law, which could result in us recording a gain on our investment in future periods. However, we are unable to predict what, if any, compensation we ultimately will receive. See Note 7 to the Financial Statements for further discussion of our investments in non-consolidated affiliates.
The change in other (income) expense, net was primarily due to a foreign currency translation gain of $12.2 million for the three months ended September 30, 2009 compared to a foreign currency loss of $10.2 million for the three months ended September 30, 2008. Our foreign currency translation gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates. The increase in the foreign currency translation gain for the three months ended September 30, 2009 was primarily caused by changes in the translation rates between the U.S. dollar and the Euro, Brazilian Real and Argentine Peso.
Income Taxes
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2009	2008	(Decrease)
Provision for income taxes	$13,691	$27,252	(50)%
Effective tax rate	37.7%	53.2%	(15.5)%
The decrease in our provision for income taxes was primarily due to lower income before income taxes for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Our provision for income taxes for the three months ended September 30, 2008 was increased by $2.7 million for the tax effect of enacted state tax law changes and $1.4 million for U.S. residual tax related to foreign dividends paid, or deemed paid, from certain of our international subsidiaries.
Discontinued Operations
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2009	2008	(Decrease)
Income (loss) from discontinued operations, net of tax	$(3,834)	$16,070	(124)%
The loss from discontinued operations, net of tax for the three months ended September 30, 2009 relates primarily to expenses incurred after the expropriation of our assets and operations in the second quarter of 2009. The $16.1 million of income from discontinued operations, net of tax for the three months ended September 30, 2008 relates to operations before substantially all of our assets and operations in Venezuela were expropriated in June 2009.

THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008
Summary of Business Segment Results
North America Contract Operations
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2009	2008	(Decrease)
Revenue	$540,415	$591,609	(9)%
Cost of sales (excluding depreciation and amortization expense)	232,681	259,031	(10)%

Gross margin	$307,734	$332,578	(7)%
Gross margin percentage	57%	56%	1%
The decrease in revenue, cost of sales and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) was primarily due to a 9% decrease in average operating horsepower in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Our average operating horsepower decreased due to a deterioration in the economic climate and natural gas energy conditions in North America. Revenue for the nine months ended September 30, 2009 benefited from the inclusion of $20.2 million in revenues compared to $5.9 million in revenue for the nine months ended September 30, 2008 from EMIT, which we acquired in July 2008.
International Contract Operations
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2009	2008	(Decrease)
Revenue	$282,547	$278,388	1%
Cost of sales (excluding depreciation and amortization expense)	108,552	106,753	2%

Gross margin	$173,995	$171,635	1%
Gross margin percentage	62%	62%	0%
The increase in revenues in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily caused by an increase in revenue in the Middle East and Brazil of approximately $8.6 million and $5.5 million, respectively, due to the start up of new contracts in these regions. This was partially offset by an $8.0 million decrease in revenues in Mexico as a result of the expiration of a large contract. Gross margin improved due to the start-up of new contracts in the Eastern Hemisphere and a $3.7 million reduction in costs during the nine months ended September 30, 2009 associated with a project in the Cawthorne Channel in Nigeria that was terminated during 2009.
Aftermarket Services
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2009	2008	(Decrease)
Revenue	$229,561	$266,622	(14)%
Cost of sales (excluding depreciation and amortization expense)	180,892	212,454	(15)%

Gross margin	$48,669	$54,168	(10)%
Gross margin percentage	21%	20%	1%
The decrease in revenue, cost of sales and gross margin was due to lower activity levels in North America caused by a decline in market conditions.

Fabrication
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2009	2008	(Decrease)
Revenue	$1,008,363	$1,095,601	(8)%
Cost of sales (excluding depreciation and amortization expense)	840,311	912,005	(8)%

Gross margin	$168,052	$183,596	(8)%
Gross margin percentage	17%	17%	0%
The decrease in revenue in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily due to a $137.5 million reduction in revenues in the Eastern Hemisphere caused by the completion of various projects and a reduction in new bookings caused by weaker market conditions in 2009. The decrease in revenues in the Eastern Hemisphere was partially offset by an increase in compressor and accessory fabrication product line sales of $48.6 million in Latin America during the nine months ended September 30, 2009. The gross margin percentage in the nine months ended September 30, 2009 was negatively impacted by the deterioration in market conditions impacting our fabrication business and under-absorption of overhead costs resulting from the decrease in activity. The gross margin percentage for the nine months ended September 30, 2009 benefited from a $6.8 million recovery of costs that were previously expensed as a result of an insurance settlement. The gross margin percentage for the nine months ended September 30, 2008 was negatively impacted by $31.8 million in cost overruns recorded on two Eastern Hemisphere projects.
Costs and Expenses
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2009	2008	(Decrease)
Selling, general and administrative	$253,091	$262,643	(4)%
Merger and integration expenses	—	9,619	n/a
Depreciation and amortization	255,757	245,339	4%
Fleet impairment	86,684	2,450	3,438%
Restructuring charges	17,996	—	n/a
Goodwill impairment	150,778	—	n/a
Interest expense	89,268	96,737	(8)%
Equity in (income) loss of non-consolidated affiliates	92,695	(19,712)	(570)%
Other (income) expense, net	(25,563)	(7,823)	227%
The decrease in SG&A expense was primarily due to our efforts to reduce costs in response to lower business activity levels during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. As a percentage of revenue, SG&A expense for each of the nine month periods ended September 30, 2009 and 2008 was 12%.
Merger and integration expenses related to the merger between Hanover and Universal were $9.6 million during the nine months ended September 30, 2008. These expenses were primarily comprised of professional fees, amortization of retention bonus awards, change of control payments and severance for employees.
The increase in depreciation and amortization expense during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily the result of property, plant and equipment additions. The nine months ended September 30, 2009 also included $1.8 million in amortization expense compared to $0.7 million in amortization expense for the nine months ended September 30, 2008 attributable to the intangible assets associated with the July 2008 EMIT acquisition.
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
Restructuring charges were $18.0 million for the nine months ended September 30, 2009. These expenses were due to our efforts to adjust our costs to our forecasted business activity levels and included a facility impairment, severance, retention and employee benefit costs and other facility closure and moving costs resulting from our decision to close and consolidate certain of our fabrication facilities. See Note 12 to the Financial Statements for further discussion of the restructuring charges.
We recorded a goodwill impairment charge of $150.8 million in the second quarter of 2009 related to our international contract operations segment. See Note 6 to the Financial Statements for further discussion of this charge.
The decrease in interest expense during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, was primarily due to a decrease in our weighted average effective interest rate, including the impact of interest rate swaps, to 4.6% for the nine months ended September 30, 2009 from 5.4% for the nine months ended September 30, 2008. This decrease was partially offset by a higher average debt balance during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.
The loss recorded in equity in (income) loss of non-consolidated affiliates was the result of the expropriation of our Venezuelan joint venture’s assets and operations during the six months ended June 30, 2009. We currently do not expect to have significant, if any, equity earnings in non-consolidated affiliates in the future from these investments. Our non-consolidated affiliates are expected to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investments treaties and customary international law, which could result in us recording a gain on our investment in future periods. However, we are unable to predict what, if any, compensation we ultimately will receive. See Note 7 to the Financial Statements for further discussion of our investments in non-consolidated affiliates.
The change in other (income) expense, net, was primarily due to a foreign currency translation gain of $13.1 million for the nine months ended September 30, 2009 compared to a loss of $1.8 million for the nine months ended September 30, 2008. Our foreign currency translation gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates. The increase in the foreign currency translation gain for the nine months ended September 30, 2009 was primarily caused by changes in the translation rates between the U.S. dollar and the Brazilian Real and Argentine Peso. The change in other (income) expense, net was also impacted by a $7.9 million increase in gains on asset sales in the nine months ended September 30, 2009.
Income Taxes
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2009	2008	(Decrease)
Provision for income taxes	$1,477	$70,400	(98)%
Effective tax rate	(0.7)%	46.1%	(46.8)%
The decrease in our provision for income taxes was primarily due to lower income before income taxes, excluding $98.1 million of impairment charges reflected in equity in income (loss) of non-consolidated affiliates and a $150.8 million non-deductible goodwill impairment charge for the nine months ended September 30, 2009. The provision was further decreased for the nine months ended September 30, 2009 for an $8.4 million deferred tax benefit related to the impairment of our investments in non-consolidated affiliates. Our provision for income taxes for the nine months ended September 30, 2008 was increased by $2.7 million for the tax effect of enacted state tax law changes and $1.7 million for U.S. residual tax related to foreign dividends paid, or deemed paid, from certain of our international subsidiaries.

Discontinued Operations
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2009	2008	(Decrease)
Income (loss) from discontinued operations, net of tax	$(345,351)	$34,654	(1,097)%
As discussed in Note 2 to the Financial Statements, on June 2, 2009, the Venezuelan State-owned oil company, Petroleos de Venezuela S.A. (“PDVSA”) commenced taking possession of our assets and operations in a number of our locations in Venezuela. As of the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. As a result of PDVSA taking possession of substantially all of our assets and operations in Venezuela, we recorded asset impairments totaling $380.0 million, primarily related to receivables, inventory, fixed assets and goodwill during the nine months ended September 30, 2009. These asset impairments were partially offset by a $22.6 million benefit primarily from the reversal of deferred income taxes related to our Venezuelan operations in the nine months ended September 30, 2009 compared to a benefit for income taxes of $3.0 million in the nine months ended September 30, 2008.
Noncontrolling Interest
As of September 30, 2009, noncontrolling interest is primarily comprised of the portion of the Partnership’s capital and earnings that is applicable to the limited partner interest in the Partnership not owned by us.
LIQUIDITY AND CAPITAL RESOURCES
Our unrestricted cash balance was $86.2 million at September 30, 2009, compared to $123.9 million at December 31, 2008. Working capital decreased to $555.0 million at September 30, 2009 from $777.9 million at December 31, 2008.
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Net cash provided by (used in) continuing operations:
Operating activities	$323,686	$308,127
Investing activities	(279,384)	(429,735)
Financing activities	(89,587)	89,757
Discontinued Operations	—	1,815
Effect of exchange rate changes on cash and cash equivalents	7,573	(1,318)

Net change in cash and cash equivalents	$(37,712)	$(31,354)

Operating Activities: The increase in cash provided by operating activities for the nine months ended September 30, 2009 was primarily due to an increase in cash provided by collections of accounts receivable, partially offset by an increase in cash used for accounts payable and other liabilities and a reduction in sales and gross margin contributed by our North America contract operations and fabrication business segments as compared to the nine months ended September 30, 2008.
Investing Activities: The decrease in cash used in investing activities was primarily attributable to approximately $133 million cash paid for acquisitions in the nine months ended September 30, 2008 and reduced capital expenditures during the nine months ended September 30, 2009.
Financing Activities: The increase in cash used in financing activities during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily attributable to higher net debt repayments and the net cost of the call options purchased and the warrants sold in connection with the offering of the 4.25% convertible senior notes due June 2014 (the “4.25% Notes”) in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase was partially offset by reduced repurchases of our common stock during the nine months ended September 30, 2009.

Capital Expenditures. We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our return on capital targets. We currently plan to spend approximately $375 million to $400 million in net capital expenditures during 2009, including (1) contract operations equipment additions and (2) approximately $95 million to $105 million on equipment maintenance capital related to our contract operations business. Net capital expenditures are net of fleet sales.
Long-Term Debt. On August 20, 2007, we entered into a senior secured credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement consists of (a) a five-year revolving credit facility in the aggregate amount of $850 million, which includes a variable allocation for a Canadian tranche and the ability to issue letters of credit under the facility and (b) a six-year term loan senior secured credit facility, in the aggregate amount of $800 million with principal payments due on multiple dates through June 2013 (collectively, the “Credit Facility”). Subject to certain conditions as of September 30, 2009, at our request and with the approval of the lenders, the aggregate commitments under the Credit Facility may be increased by an additional $400 million less certain adjustments.
Borrowings under the Credit Agreement bear interest, if they are in U.S. dollars, at a base rate or LIBOR at our option plus an applicable margin, as defined in the agreement. The applicable margin varies depending on our debt ratings. At September 30, 2009, all amounts outstanding were LIBOR loans and the applicable margin was 0.825%. The weighted average interest rate at September 30, 2009 on the outstanding balance, excluding the effect of interest rate swaps, was 1.1%.
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
As of September 30, 2009, we had $40.5 million in outstanding borrowings and $279.2 million in letters of credit outstanding under our revolving credit facility. Additional borrowings of up to approximately $530.3 million were available under that facility as of September 30, 2009.
In August 2007, Exterran ABS entered into a $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”). As of September 30, 2009, we had $765.0 million in outstanding borrowings under the 2007 ABS Facility. Interest and fees payable to the noteholders accrue on these notes at a variable rate consisting of one month LIBOR plus an applicable margin. For outstanding amounts up to $800 million, the applicable margin is 0.825%. For amounts outstanding over $800 million, the applicable margin is 1.35%. The weighted average interest rate at September 30, 2009 on borrowings under the 2007 ABS Facility, excluding the effect of interest rate swaps, was 1.1%.
Repayment of the 2007 ABS Facility notes has been secured by a pledge of all of the assets of Exterran ABS, consisting primarily of compression services contracts and a fleet of natural gas compressors. Under the 2007 ABS Facility, we had $3.4 million of restricted cash as of September 30, 2009.
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
The Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership (together with the Partnership, the “Partnership Borrowers”), are parties to a five-year, $315 million senior secured credit agreement that matures in October 2011 (the “Partnership Credit Agreement”). As of September 30, 2009, there was $267.0 million in outstanding borrowings under the revolving credit facility and $48.0 million was available for additional borrowings.
The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin, as defined in the agreement. At September 30, 2009 all amounts outstanding were LIBOR loans and the applicable margin was 1.75%. The weighted average interest rate on the outstanding balance of the Partnership’s revolving credit facility, at September 30, 2009, excluding the effect of interest rate swaps, was 2.2%.
In May 2008, the Partnership Borrowers entered into an amendment to the Partnership Credit Agreement that increased the aggregate commitments under that facility to provide for a $117.5 million term loan facility. The $117.5 million term loan was funded during July 2008 and $58.3 million was drawn on the Partnership’s revolving credit facility, which together were used to repay the debt assumed by the Partnership concurrent with the closing of the acquisition by the Partnership from us of certain contract operations customer service agreements and compressor units used to provide compression services under those agreements and to pay other costs incurred. The $117.5 million term loan is non-amortizing but must be repaid with the net cash proceeds from any equity offerings of the Partnership until paid in full.
The term loan bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Borrowings under the term loan are subject to the same credit agreement and covenants as the Partnership’s revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings of the Partnership, on a dollar-for-dollar basis. At September 30, 2009, all amounts outstanding were LIBOR loans and the applicable margin was 2.25%. The weighted average interest rate on the outstanding balance of the Partnership’s term loan at September 30, 2009, excluding the effect of interest rate swaps, was 2.5%.
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
The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including restrictions on the use of proceeds from borrowings and limitations on its ability to: incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.5 to 1.0, and a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.0 to 1.0. As of September 30, 2009, the Partnership maintained a 4.3 to 1.0 EBITDA to Total Interest Expense ratio and a 4.7 to 1.0 Total Debt to EBITDA ratio. If the Partnership continues to experience a significant deterioration in the demand for its services due to the current economic environment in the U.S., and is unable to consummate further acquisitions (including the announced acquisition discussed in Note 18 to the Financial Statements) from us, amend its senior secured credit facility or restructure its debt, it estimates that it could be in violation of the maximum Total Debt to EBITDA covenant ratio contained in its senior secured credit facility as early as the end of 2009. As of September 30, 2009, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.
In connection with the transaction described in Note 18 to the Financial Statements, the Partnership entered into a new $150 million asset-backed securitization facility (the “2009 ABS Facility”). The 2009 ABS Facility notes are revolving in nature and are payable in July 2013. Interest and fees payable to the noteholders will accrue on these notes at a variable rate consisting of an applicable margin of 3.5% plus, at the Partnership’s option, either LIBOR or a base rate. Repayment of the 2009 ABS Facility notes has been secured by a pledge of all of the assets of EXLP ABS 2009 LLC and its subsidiaries, consisting primarily of compression services contracts and a fleet of natural gas compressor units. As of November 5, 2009, none of the 2009 ABS Facility notes has been issued. Concurrent with the closing of the 2009 ABS Facility, our availability under the 2007 ABS Facility was reduced by $200.0 million to $800.0 million.
As of September 30, 2009, we had approximately $2.4 billion in outstanding debt obligations, consisting of $765.0 million outstanding under the 2007 ABS Facility, $790.0 million outstanding under our term loan, $40.5 million outstanding under our revolving credit facility, $143.8 million outstanding under our 4.75% convertible notes, $261.7 million outstanding under our 4.25% convertible notes, $267.0 million outstanding under the Partnership’s revolving credit facility and $117.5 million outstanding under the Partnership’s term loan.
Our bank credit facilities, asset-backed securitization facilities and the agreements governing certain of our other indebtedness include various covenants with which we must comply, including, but not limited to, limitations on incurrence of indebtedness, investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. For example, we must maintain various consolidated financial ratios including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. As of September 30, 2009, we maintained a 7.1 to 1.0 EBITDA to Total Interest Expense ratio, a 3.2 to 1.0 consolidated Total Debt to EBITDA ratio and a 2.5 to 1.0 Senior Secured Debt to EBITDA ratio. A default under one or more of our debt agreements would in some situations trigger cross-default provisions under certain agreements relating to our debt obligations. As of September 30, 2009, we were in compliance with all financial covenants under our credit agreements. If our operations in Venezuela had been excluded from our calculation of EBITDA as of September 30, 2009, we would have had a 6.6 to 1.0 EBITDA to Total Interest Expense ratio, a 3.4 to 1.0 consolidated Total Debt to EBITDA ratio and a 2.7 to 1.0 Senior Secured Debt to EBITDA ratio.
We have entered into interest rate swap agreements related to a portion of our variable rate debt. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of our interest rate swap agreements.
The interest rate we pay under our Credit Agreement can be affected by changes in our credit rating. As of September 30, 2009, our credit ratings as assigned by Moody’s and Standard & Poor’s were:

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

Stock Repurchase Program. On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. In December 2008, our board of directors increased the share repurchase program, from $200 million to $300 million, and extended the expiration date of the authorization, from August 19, 2009 to December 15, 2010. Since the program was initiated, we have repurchased 5,416,221 shares of our common stock at an aggregate cost of approximately $199.9 million. We did not repurchase any shares under this program during the nine months ended September 30, 2009.
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
On October 30, 2009, the board of directors of Exterran GP LLC approved a cash distribution of $0.4625 per limited partner unit, or approximately $9.3 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from July 1, 2009 through September 30, 2009. The record date for this distribution is November 9, 2009 and payment is expected to occur on November 13, 2009.
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
As of September 30, 2009, after taking into consideration interest rate swaps, we had approximately $510.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1.0% increase in interest rates would result in an annual increase in our interest expense of approximately $5.1 million.
For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations and derivative instruments to minimize foreign currency exchange risk, see Note 9 to the Financial Statements.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2009. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
The price of our common stock may be volatile. Some of the factors that could affect the price of our common stock are quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community, and speculation in the press or investment community about our financial condition or results of operations. General market conditions and North America or international economic factors and political events unrelated to our performance may also affect our stock price. In addition, the price of our common stock may be impacted by changes in the value of our investment in the Partnership. For these reasons, investors should not rely on recent trends in the price of our common stock to predict the future price of our common stock or our financial results.
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
Our bank credit facilities, asset-backed securitization facilities and the agreements governing certain of our other indebtedness include various covenants with which we must comply, including, but not limited to, limitations on incurrence of indebtedness, investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. For example, we must maintain various consolidated financial ratios including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. As of September 30, 2009, we maintained a 7.1 to 1.0 EBITDA to Total Interest Expense ratio, a 3.2 to 1.0 consolidated Total Debt to EBITDA ratio and a 2.5 to 1.0 Senior Secured Debt to EBITDA ratio. As of September 30, 2009, we were in compliance with all financial covenants under our credit agreements. A default under one or more of our debt agreements would in some situations trigger cross-default provisions under certain agreements relating to our debt obligations. If our operations in Venezuela had been excluded from our calculation of EBITDA as of September 30, 2009, we would have had a 6.6 to 1.0 EBITDA to Total Interest Expense ratio, a 3.4 to 1.0 consolidated Total Debt to EBITDA ratio and a 2.7 to 1.0 Senior Secured Debt to EBITDA ratio.
The Partnership’s credit facility also includes covenants limiting its ability to make distributions, incur indebtedness, grant liens, merge, make loans, acquisitions, investments or dispositions and engage in transactions with affiliates. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.5 to 1.0, and a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.0 to 1.0. As of September 30, 2009, the Partnership maintained a 4.3 to 1.0 EBITDA to Total Interest Expense ratio and a 4.7 to 1.0 Total Debt to EBITDA ratio. As of September 30, 2009, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.
If we continue to experience a significant deterioration in the demand for our services, we may not be able to comply with certain of the covenants associated with our indebtedness. The breach of any of our covenants could result in a default under one or more of our debt agreements, which could cause our indebtedness under those agreements to become due and payable. In addition, a default under one or more of our debt agreements, including a default by the Partnership under the Partnership Credit Agreement, would in some situations trigger cross-default provisions under certain agreements relating to our debt obligations, which would accelerate our obligation to repay our indebtedness under those agreements. If the Partnership continues to experience a significant deterioration in the demand for its services due to the current economic environment in the U.S., and is unable to consummate further acquisitions (including the announced acquisition discussed in Note 18 to the Financial Statements) from us, amend its senior secured credit facility or restructure its debt, it estimates that it could be in violation of the maximum Total Debt to EBITDA covenant ratio contained in its senior secured credit facility as early as the end of 2009. If the repayment obligations on any of our indebtedness were to be so accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and our financial position would be materially adversely affected.
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
Scientific studies suggest that emissions of certain gases, commonly referred to as “greenhouse gases,” such as carbon dioxide and methane, may be contributing to climatic changes in the Earth’s atmosphere. In response to such studies, President Obama has expressed support for, and it is anticipated that the U.S. Congress will continue actively to consider, legislation to restrict or regulate emissions of greenhouse gases. The American Clean Energy and Security Act of 2009, narrowly approved by the U.S. House of Representatives on June 26, 2009, could if enacted by the full Congress require greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. The debate over federal climate legislation has moved on to the Senate which is considering the Clean Energy Jobs and American Power Act, similar but somewhat more stringent legislation that was introduced in late September 2009. In addition, more than one-third of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that small sources such as gas-fired compressors could be subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.
Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources such as new motor vehicles, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases including carbon dioxide fall under the CAA’s definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources. In July 2008, the EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the CAA, in response to the Supreme Court’s decision in Massachusetts. In the notice, the EPA evaluated the potential regulation of greenhouse gases under several different provisions of the CAA, but did not propose any specific, new regulatory requirements for greenhouse gases. The notice and three other recent regulatory developments, along with recent statements by the Administrator of the EPA, suggest that the EPA is beginning to pursue a path toward the regulation of greenhouse gas emissions under its existing CAA authority. First, in April 2009, the EPA proposed a new rule requiring approximately 13,000 facilities comprising a substantial percentage of annual U.S. greenhouse gas emissions to inventory and report their greenhouse gas emissions to the EPA beginning in 2011. That rule was finalized in late September 2009 and, at least for now, does not apply to oil and gas systems. Second, also in April 2009, the EPA responded to the Massachusetts case by issuing a proposed “endangerment finding” under section 202(a)(1) of the CAA concluding that greenhouse gas emissions from new motor vehicles are reasonably anticipated to endanger public health and welfare. If finalized, this finding may trigger a variety of regulatory consequences including obligations on the EPA to impose limits on greenhouse gas emissions from new motor vehicles. Further, the endangerment finding could be used by the EPA as a basis to impose limits on greenhouse gas emissions from certain categories of stationary sources. Both proposals are subject to a period of public comment, may or may not be adopted in the form proposed, and may be subject to judicial challenges upon adoption. Third, the EPA in late September 2009 proposed a rule that would provide for the tailored application of the agency’s major air permitting programs to facilities — generally large industrial facilities of the type covered by the inventory rule described above — that annually emit over 25,000 tons of greenhouse gases. Although it is not possible at this time to predict how Congressional or state legislation that may be enacted or how these or other proposed regulations that may be adopted to address greenhouse gas emissions would impact our business, any such new federal, state or local regulation of carbon dioxide or other greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 6. Exhibits

Exhibit	Description
2.1	Contribution, Conveyance and Assumption Agreement, dated June 25, 2008, by and among Exterran Holdings, Inc., Hanover Compressor Company, Hanover Compression General Holdings, LLC, Exterran Energy Solutions, L.P., Exterran ABS 2007 LLC, Exterran ABS Leasing 2007 LLC, EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed June 26, 2008

2.2	Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed October 5, 2009

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 20, 2007

3.2	Second Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

4.1	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed August 23, 2007

4.2	Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed June 16, 2009

4.3	Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed June 16, 2009

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTERRAN HOLDINGS, INC.
Date: November 5, 2009	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson
Senior Vice President, Chief Financial Officer and Chief of Staff (Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President — Finance and Accounting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
2.1	Contribution, Conveyance and Assumption Agreement, dated June 25, 2008, by and among Exterran Holdings, Inc., Hanover Compressor Company, Hanover Compression General Holdings, LLC, Exterran Energy Solutions, L.P., Exterran ABS 2007 LLC, Exterran ABS Leasing 2007 LLC, EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed June 26, 2008

2.2	Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed October 5, 2009

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 20, 2007

3.2	Second Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

4.1	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed August 23, 2007

4.2	Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed June 16, 2009

4.3	Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed June 16, 2009

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.