Form 10-K
period 2009-12-31
EXTERRAN HOLDINGS INC.
filed 2010-02-25
CIK 1389050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2009
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

(281) 836-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange in Which Registered

Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2009 was $675,749,737. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of the common stock of the registrant outstanding as of February 12, 2010: 62,515,788 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2010 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, are incorporated by reference into Part III of this Form 10-K.

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

These forward-looking statements are also affected by the risk factors described below in Part I, Item 1A (“Risk Factors”) and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•	conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for natural gas and the impact on the price of natural gas, which could cause a decline in the demand for our compression and oil and natural gas production and processing equipment and services;

•	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	the success of our subsidiaries, including Exterran Partners, L.P. (along with its subsidiaries, the “Partnership”);

•	changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, kidnappings, the taking of property without fair compensation and legislative changes;

•	changes in currency exchange rates and restrictions on currency repatriation;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment and workforce factors, including our ability to hire, train and retain key employees;

•	our ability to implement certain business and financial objectives, such as:

•	international expansion;

•	sales of additional United States of America (“U.S.”) contract operations contracts and equipment to the Partnership;

•	timely and cost-effective execution of projects;

•	integrating acquired businesses;

•	generating sufficient cash; and

•	accessing the capital markets at an acceptable cost;

•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.

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

We were incorporated on February 2, 2007 as Iliad Holdings, Inc., a wholly-owned subsidiary of Universal Compression Holdings, Inc. (“Universal”), and thereafter changed our name to Exterran Holdings, Inc. (“Exterran”). On August 20, 2007, Universal and Hanover Compressor Company (“Hanover”) merged into our wholly-owned subsidiaries, and we became the parent entity of Universal and Hanover. Immediately following the completion of the merger, Universal merged with and into us. Hanover was determined to be the acquirer for accounting purposes and, therefore, our financial statements reflect Hanover’s historical results for periods prior to the merger date. We have included the financial results of Universal’s operations in our consolidated financial statements beginning August 20, 2007. References to “our,” “we” and “us” refer to Hanover for periods prior to the merger date and to Exterran for periods on or after the merger date. References to “North America” when used in this report refer to the U.S. and Canada. References to “International” and variations thereof when used in this report refer to the world excluding North America. For more information regarding the merger, see Note 3 to the Consolidated Financial Statements included in Part IV, Item 15 (“Financial Statements”) of this report.

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

General

We are a global market leader in the full service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, fabrication and aftermarket services. In our contract operations business line, we own a fleet of natural gas compression equipment and crude oil and natural gas production and processing equipment that we utilize to provide operations services to our customers. In our fabrication business line, we fabricate and sell equipment similar to the equipment that we own and utilize to provide contract operations to our customers. We also fabricate the equipment utilized in our contract operations services. In addition, our fabrication business line provides engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the construction of tank farms and the construction of evaporators and brine heaters for desalination plants. In our Total Solutions projects, we provide the engineering design, project management, procurement and construction services necessary to incorporate our products into complete production, processing and compression facilities. Total Solutions products are offered to our customers on a contract operations or on a sale basis. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, processing, gas treating and other equipment.

Our products and services are essential to the production, processing, transportation and storage of natural gas and are provided primarily to energy producers and distributors of oil and natural gas. Our geographic business unit operating structure, technically experienced personnel and high-quality contract operations fleet allow us to provide reliable and timely customer service.

We are the indirect majority owner of the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of December 31, 2009, public unitholders held a 34% ownership interest in the Partnership and we owned the remaining equity interest, including the general partner interest and all incentive distribution rights. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the long-term growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or our receipt of additional interests in the Partnership. As of December 31, 2009, the Partnership owned a fleet of 3,401 compressor units comprising approximately 1,304,000 horsepower, or 31% (by available horsepower) of our and the Partnership’s combined total U.S. horsepower.

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

Market Conditions

We believe that the fundamental force driving the demand for natural gas compression and production and processing equipment over the past decade has been the growing global consumption of natural gas and its byproducts. As more natural gas is consumed, the demand for compression and production and processing equipment generally increases. In addition, we expect the demand for natural gas and natural gas byproducts to increase over the long-term, and to result in additional demand for compression and production and processing equipment and related services.

Although natural gas has historically been a more significant source of energy in the U.S. than in the rest of the world, the U.S. Energy Information Administration (“EIA”) reports that natural gas consumption outside of the U.S. grew 44% from 1998 through 2008. Despite this growth in energy demand, most international energy markets have historically lacked the infrastructure necessary to either transport natural gas to markets or consume it locally; thus, natural gas historically has often been flared at the wellhead. We believe that over the long-term demand for natural gas infrastructure in international markets will increase. This anticipated increase in demand for infrastructure is due to a projected increase in demand for natural gas, recent technology advances, including liquefied natural gas (or LNG) and gas-to-liquids, which make the transportation of natural gas without pipelines more economical, environmental legislation prohibiting flaring, and the construction of numerous natural gas-fueled power plants built to meet international energy demand.

While natural gas compression and production and processing equipment typically must be engineered to meet unique customer specifications, the fundamental technology of such equipment has not been subject to significant change.

Natural gas consumption in the U.S. for the twelve months ended November 30, 2009 decreased by approximately 2% over the twelve months ended November 30, 2008, is expected to increase by 0.4% in both 2010 and 2011 and is expected to increase by an average of 0.7% per year until 2030, according to the EIA. We believe the outlook for natural gas compression in the U.S. will continue to benefit from the aging of producing natural gas fields that will require more compression to continue producing the same volume of natural gas and from increased production from unconventional sources, including coalbeds, shales and tight sands.

Total natural gas consumption worldwide is projected to increase by an average of 2.4% per year until 2030, according to the EIA. We believe this projected increase in consumption will positively impact the market for natural gas compression in areas outside the U.S. as infrastructure will need to be built to accommodate such growth. Additionally, we believe fabrication of production and processing equipment will increase over time to support the infrastructure required to meet this increasing demand.

Our critical process equipment business benefited from strong energy markets in 2007 and early 2008. However, the decrease in the price of oil beginning in the second half of 2008 and the reductions in global economic activity have led to a reduction in our fabrication backlog.

We also construct evaporators and brine heaters for desalination plants and tank farms primarily for use in North Africa and the Middle East. Demand for our evaporators and brine heaters for desalination plants is primarily driven by population growth, improvements in the standard of living and investment in infrastructure. We expect continued investment in these projects, and therefore demand for the equipment, in the regions we serve to increase in the next few years. However, the reductions in global economic activity led to a reduction in our backlog related to these projects during 2009. As industry capital spending declined in 2009, our fabrication business segment experienced a reduction in demand. This decline in demand for our fabrication products has led to a reduction in our fabrication backlog and revenue, and continued reductions in industry capital spending may further reduce our fabrication backlog and revenue. Our reduction in fabrication backlog has also been driven by shorter lead times on delivery of major components from our suppliers and, in turn, our lead times in delivering our products to customers. These conditions are also expected to further negatively impact our North America contract operations business segment, although we believe the effects could be less severe on that business because it is more closely tied to natural gas production than drilling activities and, therefore, it has historically experienced more stable demand than that for certain other energy service products and services.

Operations

Business Segments

Our revenues and income are derived from four business segments:

•	North America Contract Operations. Our North America contract operations segment primarily provides natural gas compression and production and processing services to meet specific customer requirements utilizing Exterran-owned assets within the U.S. and Canada.

•	International Contract Operations. Our international contract operations segment provides substantially the same services as our North America contract operations segment except it services locations outside the U.S. and Canada. Services provided in our international contract operations segment often include engineering, procurement and on site construction of large natural gas compression stations and/or crude oil or natural gas production and processing facilities.

•	Aftermarket Services. Our aftermarket services segment provides a full range of services to support the surface production, compression and processing needs of customers, from parts sales and normal maintenance services to full operation of a customer’s owned assets.

•	Fabrication. Our fabrication segment involves (i) design, engineering, installation, fabrication and sale of natural gas compression units and accessories and equipment used in the production, treating and processing of crude oil and natural gas; and (ii) engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the construction of tank farms and the construction of evaporators and brine heaters for desalination plants.

For financial data relating to our business segments or geographic regions that accounted for 10% or more of consolidated revenue in any of the last three fiscal years, see Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and Note 23 to the Financial Statements.

Compressor Fleet

The size and horsepower of our natural gas compressor fleet on December 31, 2009 is summarized in the following table:

	Number	Aggregate	% of
Range of Horsepower Per Unit	of Units	Horsepower	Horsepower

0 – 200	5,386	591,151	11%
201 – 500	2,658	801,361	14%
501 – 800	905	557,416	10%
801 – 1,100	699	675,904	12%
1,101 – 1,500	1,470	1,981,200	36%
1,501 and over	479	948,177	17%

Total	11,597	5,555,209	100%

Over the last several years, we have undertaken efforts to standardize our compressor fleet around major components and key suppliers. The standardization of our fleet:

•	enables us to minimize our fleet operating costs and maintenance capital requirements;

•	enables us to reduce inventory costs;

•	facilitates low-cost compressor resizing; and

•	allows us to develop improved technical proficiency in our maintenance and overhaul operations, which enables us to achieve high run-time rates while maintaining low operating costs.

Contract Operations — North America and International

We provide comprehensive contract operations services, which include our provision at the customer’s location of our personnel, equipment, tools, materials and supplies necessary to provide the amount of natural gas compression, production or processing service for which the customer has contracted. Based on the operating specifications at the customer’s location and the customer’s unique needs, these services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide these services to our customers. We also provide contract water management and processing services, primarily to the coalbed methane industry.

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

Our equipment is maintained in accordance with established maintenance schedules. These maintenance procedures are updated as technology changes and as our operations group develops new techniques and procedures. In addition, because our field technicians provide maintenance on our contract operations equipment, they are familiar with the condition of our equipment and can readily identify potential problems. In our experience, these maintenance procedures maximize equipment life and unit availability, minimize avoidable downtime and lower the overall maintenance expenditures over the equipment life. Generally, each of our compressor units undergoes a major overhaul once every three to seven years, depending on the type and size of the unit.

We also provide contract production and processing services, similar to the contract compression services described above, utilizing our fleet of natural gas production and processing equipment. In Total Solutions projects, we provide the engineering design, project management, procurement and construction services necessary to incorporate our products into complete production, processing and compression facilities. Total Solutions products are offered to our customers on a contract operations or on a sale basis.

We believe that our aftermarket services and fabrication businesses, described below, provide us with opportunities to cross-sell our contract operations services.

Our customers typically contract for our services on a site-by-site basis for a specific monthly rate that is generally adjusted only if we fail to operate in accordance with the contract requirements. At the end of the initial term, which in North America is typically between six and twelve months, contract operations services generally continue until terminated by either party with 30 days advance notice. Our customers generally are required to pay our monthly service fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. Additionally, because we do not take title to the natural gas we compress, process or treat and because the natural gas we use as fuel for our compressors and other equipment is supplied by our customers, we have limited direct exposure to commodity price fluctuations.

We maintain field service locations in the natural gas producing regions of the U.S. and Canada from which we can service and overhaul our own compressor fleet to provide contract operations services to our customers. Many of these locations are also utilized to provide aftermarket services to our customers, as described in more detail below. As of December 31, 2009, our North America contract operations segment provided contract operations services primarily using a fleet of 10,433 natural gas compression units that had an aggregate capacity of approximately 4,321,000 horsepower. For the year ended December 31, 2009, 26% of our total revenue was generated from North America contract operations.

Our international operations are focused on markets that require both large horsepower compressor applications and full production and processing facilities. Our international contract operations segment typically engages in longer-term contracts and more comprehensive projects than our North America contract operations segment. International projects often require us to provide complete engineering, design and installation services and a greater investment in equipment, facilities and related installation costs. These larger projects may include several compressor units on one site or entire facilities designed to process and treat oil or natural gas to make it suitable for end use. As of December 31, 2009, our international contract operations segment provided contract operations services using a fleet of 1,164 units that had an aggregate capacity of approximately 1,234,000 horsepower and a fleet of production and processing equipment. For the year ended December 31, 2009, 14% of our total revenue was generated from international contract operations.

Aftermarket Services

Our aftermarket services segment sells parts and components and provides operation, maintenance, overhaul and reconfiguration services to customers who own compression, production, treating and oilfield power generation equipment. We believe that we are particularly well qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression services, production and processing equipment and oilfield power generation equipment and facilities. For the year ended December 31, 2009, 11% of our total revenue was generated from aftermarket services.

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

Generally, compressors sold to third parties are assembled according to each customer’s specifications. We purchase components for these compressors from third party suppliers including several major engine, compressor and electric motor manufacturers in the industry. We also sell pre-packaged compressor units designed to our standard specifications. For the year ended December 31, 2009, 22% of our total revenue was generated from our compressor and accessory fabrication business line.

As of December 31, 2009, our compressor and accessory fabrication backlog was $296.9 million, compared to $395.5 million at December 31, 2008. At December 31, 2009, all future revenue related to our compressor and accessory fabrication backlog is expected to be recognized before December 31, 2010.

Production and Processing Equipment Fabrication

We design, engineer, fabricate, install and sell a broad range of oil and natural gas production and processing equipment designed to heat, separate, dehydrate and condition crude oil and natural gas to make such products suitable for end use. Our products include line heaters, oil and natural gas separators, glycol dehydration units, dewpoint control plants, water treatment, mechanical refrigeration and cryogenic plants and skid-mounted production packages designed for both onshore and offshore production facilities. We sell standard production and processing equipment primarily into U.S. markets, which is used for processing wellhead production from onshore or shallow-water offshore platform production. In addition, we sell custom-engineered, built-to-specification production and processing equipment, which typically consists of much larger equipment packages than standard equipment, and is generally used in much larger scale production operations. These large projects at times are in remote areas, such as deepwater offshore sites and in developing countries with limited oil and natural gas industry infrastructure. To meet most customers’ rapid response requirements and minimize customer downtime, we maintain an inventory of standard products and long delivery components used to manufacture our customer specification products. We also provide engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the construction of tank farms and the construction of evaporators and brine heaters for desalination plants. For the year ended December 31, 2009, 27% of our total revenue was generated from our production and processing equipment fabrication business line.

As of December 31, 2009, our production and processing equipment fabrication backlog was $515.6 million, compared to $732.7 million at December 31, 2008. Typically, we expect our production and processing equipment backlog to be produced within a three to 36 month period. At December 31, 2009, approximately $68.0 million of future revenue related to our production and processing equipment backlog was expected to be recognized after December 31, 2010.

Business Strategy

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

•	Continue to develop our product lines and service offerings. We have built our leading market position through our strengths in comprehensive contract operations, compressor, production and processing equipment fabrication and aftermarket services and the combination of more than one of these products or services in our Total Solutions projects. We continue to see opportunities, especially in international markets driven more by our ability to deliver a Total Solutions product offering rather than a single product. We believe that this capability will enable us to capitalize on and expand our existing client relationships, develop new client relationships and territories, and enhance our revenue and returns from each individual project. Throughout the world, we are focusing our efforts on improving our service delivery processes and quality.

•	Expand international presence. International markets continue to represent the greatest growth opportunity for our business, due in large part to the fact that over 75% of the world’s natural gas production resides in markets outside North America. We believe that many of these markets are underserved in the area of the products and services we offer, and that gas production in these regions will continue to grow at a pace greater than that of North America. In addition, we typically see higher returns and margins in international markets relative to North America due to the more complex equipment and Total Solutions applications. We intend to allocate additional resources toward international markets.

•	Utilize the Partnership as our primary vehicle for the long-term growth of our U.S. contract operations business. We intend for the Partnership to be the primary vehicle for the long-term growth of our U.S. contract operations business. As we and the Partnership believe that over time the Partnership has a lower cost of capital due to its partnership structure, we intend to offer the Partnership the opportunity to purchase the remainder of our U.S. contract operations business over time, but are not obligated to do so. Such transactions would depend on, among other things, market and economic conditions, our ability to reach agreement with the Partnership regarding the terms of any purchase and the availability to the Partnership of debt and equity capital on reasonable terms.

Competitive Strengths

We believe we have the following key competitive strengths:

•	Breadth and quality of product and service offering. We provide our customers with a broad variety of products and services, including outsourced compression, production and processing services, as well as the sale of compression and oil and natural gas production and processing equipment and installation services. For those customers that outsource, we believe our contract operations services generally allow our customers to achieve higher production rates than they would achieve with their own operations, resulting in increased revenue for our customers. In addition, outsourcing allows our customers flexibility with regard to their changing compression and production and processing needs while limiting their capital requirements. By offering a broad range of services that complement our strengths, we believe that we can provide comprehensive integrated solutions to meet our customers’ needs. In our Total Solutions projects, we can provide the engineering design, project management, procurement and construction services necessary to incorporate our products into complete production, processing and compression facilities. We believe the breadth and quality of our services, the depth of our customer relationships and our presence in many major natural gas-producing regions place us in a position to capture additional business on a global basis.

•	Focus on providing superior customer service. We have adopted a geographical business region concept and utilize a decentralized management and operating structure to provide superior customer service in a relationship-driven, service-intensive industry. We believe that our regionally-based network, local presence, experience and in-depth knowledge of customers’ operating needs and growth plans enable us to effectively maintain high mechanical availability and meet our customers’ evolving demands on a more timely basis. Our sales efforts concentrate on demonstrating our commitment to enhancing the customer’s cash flow through superior customer service, product design, fabrication, installation and after-market support.

•	Size and geographic scope. We operate in the primary onshore and offshore natural gas producing regions of North America and many international markets. We believe we have sufficient fleet size, personnel, logistical capabilities, geographic scope, fabrication capabilities and range of compression and production processing service and product offerings to meet the full service needs of our customers on a timely and cost-effective basis. We believe our size, geographic scope and broad customer base provide us with improved operating expertise and business development opportunities.

•	Ability to leverage the Partnership. We believe that the Partnership provides us a lower cost of capital over time. Through the Partnership, we will attempt to grow our contract operations services in the U.S.

Oil and Natural Gas Industry Cyclicality and Volatility

The financial performance of our contract operations business is generally less affected by short-term market cycles and oil and natural gas price volatility than the financial performance of our fabrication operations and other companies operating in the oilfield services industry because:

•	compression, production and processing services are necessary for natural gas to be delivered from the wellhead to end users;

•	the need for compression services and equipment has grown over time due to the increased production of natural gas, the natural pressure decline of natural gas producing basins and the increased percentage of natural gas production from unconventional sources; and

•	our contract operations businesses are tied primarily to natural gas and oil production and consumption, which are generally less cyclical in nature than exploration activities.

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

Our contract operations and sales activities are conducted throughout North America and internationally, including offshore operations. We currently operate in over 30 countries in major oil and natural gas producing areas including the U.S., Argentina, Brazil, Mexico, Italy and the United Arab Emirates. We have fabrication facilities in the U.S., Italy, Singapore, the United Arab Emirates and the United Kingdom.

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

Competition

The natural gas compression services and fabrication business is highly competitive. Overall, we experience considerable competition from companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities and adopt more aggressive pricing policies. We believe that we compete effectively on the basis of price, equipment availability, customer service and flexibility in meeting customer needs and quality and reliability of our compressors and related services. We face vigorous competition in both compression services and compressor fabrication, with some firms competing in both segments. In our production and processing equipment business, we have different competitors in the standard and custom-engineered equipment markets. Competitors in the standard equipment market include several large companies and a large number of small, regional fabricators. Competition in the standard equipment market is generally based upon price and availability. Our competition in the custom-engineered market usually consists of larger companies that have the ability to provide integrated projects and product support after the sale. Increasingly, the ability to fabricate these large custom-engineered systems near the point of end-use is a competitive advantage.

International Operations

We operate in many geographic markets outside North America. At December 31, 2009, approximately 17% of our revenue was generated by our operations in Latin America (primarily in Argentina, Mexico and Brazil) and 31% of our revenue was generated in the Eastern Hemisphere. Changes in local economic or political conditions, particularly in Argentina and other parts of Latin America and Nigeria, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our future plans involve expanding our business in international markets. The risks inherent in establishing new business ventures, especially in international markets where local customs, laws and business procedures present special challenges, may affect our ability to be successful in these ventures or avoid losses which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have significant operations that expose us to currency risk in Argentina, Brazil, Italy, Canada and Mexico.

Additional risks inherent in our international business activities are described below in Risk Factors. For financial data relating to our geographic concentrations, see Note 23 to the Financial Statements.

Environmental and Other Regulations

Government Regulation

Our operations are subject to stringent and complex U.S. federal, state, local and international laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment and to occupational health and safety. Compliance with these environmental laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory and remedial obligations, and the issuance of injunctions delaying or prohibiting operations. We believe that our operations are in substantial compliance with applicable environmental and health and safety laws and regulations and that continued compliance with current requirements would not have a material adverse effect on us. However, the clear trend in environmental regulation is to place more restrictions on activities that may affect the environment, and thus, any changes in these laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal, emission or remediation requirements could have a material adverse effect on our results of operations and financial position.

The primary U.S. federal environmental laws to which our operations are subject include the Clean Air Act (“CAA”) and regulations thereunder, which regulate air emissions; the Clean Water Act (“CWA”) and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; the Resource Conservation and Recovery Act (“RCRA”) and regulations thereunder, which regulate the management and disposal of solid and hazardous waste; and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and regulations thereunder, known more commonly as “Superfund,” which imposes liability for the remediation of releases of hazardous substances in the environment. We are also subject to regulation under the Occupational Safety and Health Act (“OSHA”) and regulations thereunder, which regulate the protection of the health and safety of workers. Analogous state, local and international laws and regulations may also apply.

Air Emissions

The CAA and analogous state laws and their implementing regulations regulate emissions of air pollutants from various sources, including natural gas compressors, and also impose various monitoring and reporting requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Our standard contract operations contract typically provides that the customer will assume permitting responsibilities and certain environmental risks related to site operations.

The Environmental Protection Agency (“EPA”) adopted new rules effective March 18, 2008 that establish more stringent emission standards for new spark ignition natural gas compressor engines. The new rules require increased emission controls on certain new and reconstructed stationary reciprocating engines that were excluded from previous regulation. We do not expect these rules to have a material adverse effect on our operations or financial condition. In March 2009, the EPA formally proposed new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule, when finalized by the EPA, may require us to undertake significant expenditures, including expenditures for purchasing and installing emissions control equipment such as oxidation catalysts or non-

selective catalytic reduction equipment, imposing more stringent maintenance practices, and implementing additional monitoring practices on a potentially significant percentage of our natural gas compressor engine fleet. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements. The comment period on the proposed regulation ended on June 3, 2009 and the EPA has signed a consent decree requiring it to promulgate a final rule no later than August 10, 2010. Under the proposal, compliance will be required by three years from the effective date of the final rule. This proposed rule, when finalized, and any other new regulations requiring the installation of more sophisticated emission control equipment could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Climate Change

The U.S. Congress is considering new legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane, that are understood to contribute to global warming. The American Clean Energy and Security Act of 2009 could, if enacted by the full Congress, require greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources such as new motor vehicles, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court held in Massachusetts v. EPA that greenhouse gases including carbon dioxide fall under the CAA’s definition of “air pollutant.” In July 2008, on the basis of this decision, the EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the CAA. In the notice, the EPA evaluated the potential regulation of greenhouse gases under several different provisions of the CAA, but did not propose any specific new regulatory requirements for greenhouse gases. The notice and three other recent regulatory developments, described below, along with recent statements by the Administrator of the EPA, suggest that the EPA is beginning to pursue a path toward the regulation of greenhouse gas emissions under its existing CAA authority. First, in September 2009, the EPA adopted a new rule requiring approximately 13,000 facilities comprising a substantial percentage of annual U.S. greenhouse gas emissions to inventory their emissions starting in 2010 and to report those emissions to the EPA beginning in 2011. That rule, at least for now, does not apply to oil and gas systems. Second, on December 15, 2009, the EPA officially published its finalized determination that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA pave the way for the agency to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the CAA. Third, the EPA in late September 2009 proposed a rule that would provide for the tailored application of the agency’s major air permitting programs to facilities that annually emit over 25,000 tons of greenhouse gases, such as large industrial facilities of the type covered by the inventory rule described above.

Although it is not currently possible to predict how any such proposed or future greenhouse gas legislation or regulation by Congress, the states, or multi-state regions will impact our business, any legislation or regulation of greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business financial condition, results of operations and cash flows.

Water Discharges

The CWA and analogous state laws and their implementing regulations impose restrictions and strict controls with respect to the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In addition, the CWA regulates storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification. Many of our facilities have applied for and obtained industrial wastewater discharge permits as well as sought coverage under local wastewater ordinances. In addition, many of those facilities have filed notices of intent for coverage under statewide storm water general permits and developed and implemented storm water pollution prevention plans, as required. U.S. federal laws also require development and implementation of spill prevention, controls, and countermeasure plans, including appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak at such facilities.

Waste Management and Disposal

The RCRA and analogous state laws and their implementing regulations govern the generation, transportation, treatment, storage and disposal of hazardous and non-hazardous solid wastes. During the course of our operations, we generate wastes (including, but not limited to, used oil, antifreeze, filters, sludges, paints, solvents, and sandblast materials) in quantities regulated under RCRA. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes. CERCLA and analogous state laws and their implementing regulations impose strict, and under certain conditions, joint and several liability without regard to fault or the legality of the original conduct on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include current and past owners and operators of the facility or disposal site where the release occurred and any company that transported, disposed of, or arranged for the transport or disposal of the hazardous substances released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by hazardous substances or other pollutants released into the environment.

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

International Operations

Our operations outside the U.S. are subject to similar international governmental controls and restrictions pertaining to the environment and other regulated activities in the countries in which we operate. We believe our operations are in substantial compliance with existing international governmental controls and restrictions and that compliance with these international controls and restrictions has not had a material adverse effect on our operations. We cannot provide any assurance, however, that we will not incur significant costs to comply with international controls and restrictions in the future.

Employees

As of December 31, 2009, we had approximately 11,100 employees, approximately 700 of whom are represented by labor unions. We believe that our relations with our employees are satisfactory.

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

The economic slowdown may have an impact on our business and financial condition in ways that we currently cannot predict.

The continuing challenges in the global economy and financial markets may have an impact on our business and our financial condition. If any of our lenders become unable to perform their obligations under our credit facilities, our borrowing capacity under these facilities could be reduced. Inability to borrow additional amounts under those facilities could limit our ability to fund our future growth and operations. These challenges could also have an impact on our derivative agreements if any of our counterparties are unable to perform their obligations under those agreements.

A reduction in demand for oil or natural gas or prices for those commodities, or instability in North American or global energy market, could adversely affect our business.

Our results of operations depend upon the level of activity in the global energy market, including natural gas development, production, processing and transportation. For example, as a result of market conditions in 2009, our North America contract operations and fabrication revenues and bookings decreased and resulted in a decrease in income from continuing operations. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices or significant instability in energy markets. As a result, the demand for our natural gas compression services and oil and natural gas production and processing equipment could be adversely affected. A reduction in demand could also force us to reduce our pricing substantially. Additionally, in North America compression services for our customers’ production from unconventional natural gas sources such as tight sands, shales and coalbeds constitute an increasing percentage of our business. Some of these unconventional sources are less economic to produce in lower natural gas price environments. Further, some of these unconventional sources may not require as much compression or require compression as early in the production life-cycle of an unconventional field or well as has been experienced historically in conventional and other unconventional natural gas sources. These factors could in turn negatively impact the demand for our products and services. A decline in demand for oil and natural gas or prices for those commodities, or instability in the North America or global energy markets could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. A decline in demand for oil and natural gas or prices for those commodities, or instability in the North America or global energy markets could cause a further reduction in demand for our products and services and result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record additional impairments of long-lived assets. For example, during the years ended December 31, 2009 and 2008, we recorded goodwill impairments of $150.8 million and $1,148.4 million, respectively; and during 2009 and 2008, we recorded fleet impairments of $91.0 million and $24.1 million, respectively. The impairment of our goodwill, intangible assets or other long-lived assets could have a material adverse effect on our results of operations.

The currently available supply of compression equipment owned by our customers and competitors could cause a further reduction in demand for our products and services and a further reduction in our pricing.

We believe there currently exists a greater supply of idle and underutilized compression equipment owned by our customers and competitors in North America than in recent years, which has limited, and will continue to limit in the near term, our ability to maintain or improve our horsepower utilization and revenues. Some of our customers may continue to replace our compression equipment and services with equipment they own or with competitor owned equipment and may continue to rationalize their amount of compression horsepower. In addition, some of our customers or prospective customers may purchase their own compression equipment in lieu of using our products or services. For example, our total North America operating horsepower decreased by approximately 17% from December 31, 2008 to December 31, 2009, and we expect further horsepower declines into 2010. A further reduction in demand for our products and services, or a further reduction in our pricing for our products or services, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. A reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing could result in a reduction in our customers’ spending for our products and services. For example, our customers could seek to preserve capital by canceling month-to-month contracts, canceling or delaying scheduled maintenance of their existing natural gas compression and oil and natural gas production and processing equipment or determining not to enter into any new natural gas compression service contracts or purchase new compression and oil and natural gas production and processing equipment, thereby reducing demand for our products and services. Reduced demand for our products and services could adversely affect our business, financial condition, results of operations and cash flows. In addition, in the event of the financial failure of a customer, we could experience a loss on all or a portion of our outstanding accounts receivable associated with that customer.

There are many risks associated with conducting operations in international markets.

We operate in many geographic markets outside the U.S., which entails difficulties in staffing and managing our international operations and complying with legal and regulatory requirements. Changes in local economic or political conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, as discussed in Note 2 to the Financial Statements, in 2009 the Venezuelan state-owned oil company, Petroleos de Venezuela S.A. (“PDVSA”), assumed control over substantially all of our assets and operations in Venezuela. The risks inherent in our international business activities include the following:

•	difficulties in managing international operations, including our ability to timely and cost effectively execute projects;

•	unexpected changes in regulatory requirements, laws or policies by foreign agencies or governments;

•	training and retaining qualified personnel in international markets;

•	the burden of complying with multiple and potentially conflicting laws and regulations;

•	tariffs and other trade barriers;

•	governmental actions that result in the deprivation of contract rights and other difficulties in enforcing contractual obligations;

•	governmental actions that result in restricting the movement of property;

•	foreign currency exchange rate risks;

•	difficulty in collecting international accounts receivable;

•	potentially longer receipt of payment cycles;

•	changes in political and economic conditions in the countries in which we operate, including general political unrest, the nationalization of energy related assets, civil uprisings, riots, kidnappings and terrorist acts;

•	the potential risks relating to the retention of sales representatives, consultants and other agents in certain high-risk countries;

•	potentially adverse tax consequences or tax law changes;

•	currency controls or restrictions on repatriation of earnings or expropriation of property without fair compensation;

•	the risk that our international customers may have reduced access to credit because of higher interest rates, reduced bank lending or a deterioration in our customers’ or their lenders’ financial condition;

•	the geographic, time zone, language and cultural differences among personnel in different areas of the world; and

•	difficulties in establishing new international offices and risks inherent in establishing new relationships in foreign countries.

In addition, we plan to expand our business in international markets where we have not previously conducted business. The risks inherent in establishing new business ventures, especially in international markets where local customs, laws and business procedures present special challenges, may affect our ability to be successful in these ventures or avoid losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

There are risks associated with our operations in Nigeria. Local unrest and violence in Nigeria have adversely affected our historical financial results and could result in additional impairments and write-downs of our assets in Nigeria if the political situation in Nigeria does not improve.

Our operations in Nigeria are subject to numerous risks and uncertainties associated with operating in Nigeria. These risks include, among other things, political, social and economic instability, civil uprisings, riots, terrorism, kidnapping, the taking of property without fair compensation and governmental actions that may restrict payments or the movement of funds or property or result in the deprivation of contract rights. Any of these risks, including risks arising from the increase in violence and local unrest in Nigeria over the past several years, could adversely impact our operations in Nigeria and could affect the timing and decrease the amount of revenue we may realize from our assets in Nigeria. At December 31, 2009 our net investment in assets in Nigeria was $46.9 million.

We are exposed to exchange rate fluctuations in the international markets in which we operate. A decrease in the value of any of these currencies relative to the U.S. dollar could reduce profits from international operations and the value of our international net assets.

We operate in many international countries. We anticipate that there will be instances in which costs and revenues will not be exactly matched with respect to currency denomination. We generally do not hedge exchange rate exposures, which exposes us to the risk of exchange rate losses. Gains and losses from the remeasurement of assets and liabilities that are receivable or payable in currency other than our subsidiaries’ functional currency are included in our consolidated statements of operations. In addition, currency fluctuations cause the U.S. dollar value of our international results of operations and net assets to vary with exchange rate fluctuations. This could have a negative impact on our business, financial condition or results of operations. In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations. For example, other (income) expense, net for the year ended December 31, 2009 includes foreign currency translation gains of $16.7 million compared to a loss of $10.7 million for the year ended December 31, 2008.

To the extent we continue to expand geographically, we expect that increasing portions of our revenues, costs, assets and liabilities will be subject to fluctuations in foreign currency valuations. We may experience economic loss and a negative impact on earnings or net assets solely as a result of foreign currency exchange rate fluctuations. Further, the markets in which we operate could restrict the removal or conversion of the local or foreign currency, resulting in our inability to hedge against these risks.

Our failure to timely and cost-effectively execute on larger projects could adversely affect our business.

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

In connection with projects covered by fixed-price contracts, we generally bear the risk of cost over-runs, operating cost inflation, labor availability and productivity, and supplier and subcontractor pricing and performance unless they result from customer-requested change orders. Under both our fixed-price contracts and our cost-reimbursable contracts, we may rely on third parties for many support services, and we could be subject to liability for their failures. For example, we have experienced losses on certain large fabrication projects that have negatively impacted our fabrication results. Our failure to accurately estimate our costs and the time required for a fixed-price fabrication project could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We have a substantial amount of debt that could limit our ability to fund future growth and operations and increase our exposure to risk during adverse economic conditions.

At December 31, 2009, we had approximately $2.3 billion in outstanding debt obligations. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in the Disclosure Regarding Forward-Looking Statements section included in Part I of this report.

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

As of December 31, 2009, after taking into consideration interest rate swaps, we had approximately $406.4 million of outstanding indebtedness subject to interest at floating rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes.

Covenants in our debt agreements may impair our ability to operate our business.

Our bank credit facilities, asset-backed securitization facilities and the agreements governing certain of our other indebtedness include various covenants with which we must comply, including, but not limited to, limitations on incurrence of indebtedness, investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. For example, we must maintain various consolidated financial ratios including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the credit agreement) to EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the credit agreement) to EBITDA of not greater than 4.0 to 1.0. As of December 31, 2009, we maintained a 6.1 to 1.0 EBITDA to Total Interest Expense ratio, a 3.5 to 1.0 consolidated Total Debt to EBITDA ratio and a 2.8 to 1.0 Senior Secured Debt to EBITDA ratio. As of December 31, 2009, we were in compliance with all financial covenants under our credit agreements. If we fail to remain in compliance with our financial covenants we would be in default under our credit agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business, operations or prospects that, taken as a whole, impacted our ability to perform our obligations under our credit agreements, this could lead to a default under our credit agreements. A default under one or more of our debt agreements would in some situations trigger cross-default provisions under certain agreements relating to our debt obligations. If our operations in Venezuela had been excluded from our calculation of EBITDA for the year ended December 31, 2009, we would have had a 5.9 to 1.0 EBITDA to Total Interest Expense ratio, a 3.7 to 1.0 consolidated Total Debt to EBITDA ratio and a 2.9 to 1.0 Senior Secured Debt to EBITDA ratio.

The Partnership’s credit facility and asset-backed securitization facility also include covenants limiting its ability to make distributions, incur indebtedness, grant liens, merge, make loans, acquisitions, investments or dispositions and engage in transactions with affiliates. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.5 to 1.0, and a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.0 to 1.0. As of December 31, 2009, the Partnership maintained a 5.2 to 1.0 EBITDA to Total Interest Expense ratio and a 4.0 to 1.0 Total Debt to EBITDA ratio. The Partnership Credit Agreement allows for the Partnership’s Total Debt to EBITDA ratio to be increased from 5.0 to 1.0 to 5.5 to 1.0 during a quarter when an acquisition closes meeting certain thresholds and for the following two quarters after the acquisition closes. Therefore, because the Partnership acquired from us additional contract operations customer service agreements and a fleet of compressor units used to provide compression services under those agreements, which met the applicable thresholds in the fourth quarter of 2009, the maximum allowed ratio of Total Debt to EBITDA was increased from 5.0 to 1.0 to 5.5 to 1.0 for the period from December 31, 2009 through June 30, 2010. After June 30, 2010, the Partnership’s required Total Debt to EBITDA ratio will revert to 5.0 to 1.0. As of December 31, 2009, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

As of December 31, 2009, due to certain covenant limitations under the facility, only approximately $58.2 million of the $230.0 million in unfunded commitments could have been available for additional borrowings, if such facility were fully funded with all eligible contract compression assets available at that time. If our operations within Exterran ABS experience additional reductions in cash flows, the amount available for additional borrowings could be further reduced.

If we continue to experience a significant deterioration in the demand for our products or services, we may not be able to comply with certain of the covenants associated with our indebtedness. The breach of any of our covenants could result in a default under one or more of our debt agreements, which could cause our indebtedness under those agreements to become due and payable. In addition, a default under one or more of our debt agreements, including a default by the Partnership under its credit facilities, would trigger cross-default provisions under certain of our debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. If the Partnership continues to experience a deterioration in the demand for its services, and is unable to consummate further acquisitions from us, amend its senior secured credit facility or restructure its debt, it estimates that it could be in violation of the maximum Total Debt to EBITDA covenant ratio contained in its senior secured credit facility during 2010. The breach of this or any other covenant could result in a default under the Partnership’s credit agreement, which could cause its indebtedness under the credit agreement to become due and payable. If the repayment obligations on any of our indebtedness were to be so accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and our financial position would be materially adversely affected.

Many of our contract operations services contracts have short initial terms, and we cannot be sure that such contracts will be renewed after the end of the initial contractual term.

The length of our contract operations services contracts with customers varies based on operating conditions and customer needs. In most cases, based on currently prevailing services rates, our initial contract terms are not long enough to enable us to fully recoup the cost of the equipment we utilize to provide contract operations services. We cannot be sure that a substantial number of these customers will continue to renew their contracts, that we will be able to enter into new contract operations services contracts with customers or that any renewals will be at comparable rates. The inability to renew a substantial portion of our contract operations services contracts, or the inability to renew a substantial portion of our contract operations services contracts at comparable service rates, would lead to a reduction in revenues and net income and could require us to record additional asset impairments. This would have a material adverse effect upon our business, financial condition, results of operations and cash flows.

We depend on particular suppliers and are vulnerable to product shortages and price increases.

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

We face significant competitive pressures that may cause us to lose market share and harm our financial performance.

Our industry is highly competitive and there are low barriers to entry, especially in North America. We expect to experience competition from companies that may be able to adapt more quickly to technological changes within our industry and throughout the economy as a whole, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. Our ability to renew or replace existing contract operations service contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors. If our competitors substantially increase the resources they devote to the development and marketing of competitive products or services or substantially decrease the price at which they offer their products or services, we may not be able to compete effectively. Some of these competitors may expand or fabricate new compression units that would create additional competition for the services we currently provide to our customers. In addition, our other lines of business could face significant competition.

We also may not be able to take advantage of certain opportunities or make certain investments because of our significant leverage and our other obligations. Any of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition.

Our operations entail inherent risks that may result in substantial liability. We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Our operations entail inherent risks, including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of natural gas or well fluids, fires and explosions. These risks may expose us, as an equipment operator and fabricator, to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. The insurance we carry against many of these risks may not be adequate to cover our claims or losses. We currently have a minimal amount of insurance on our offshore assets. In addition, we are substantially self-insured for worker’s compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Further, insurance covering the risks we expect to face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we were not able to obtain liability insurance, our business, results of operations and financial condition could be negatively impacted.

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

The anticipated after-tax economic benefit of an investment in the Partnership’s common units depends largely on it being treated as a partnership for U.S. federal income tax purposes. The Partnership has not received a ruling from the Internal Revenue Service (“IRS”) on this or any other tax matter affecting it.

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

In March 2009, the EPA formally proposed new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule, when finalized by the EPA, may require us to undertake significant expenditures, including expenditures for purchasing and installing emissions control equipment such as oxidation catalysts or non-selective catalytic reduction equipment, imposing more stringent maintenance practices, and implementing additional monitoring practices on a potentially significant percentage of our natural gas compressor engine fleet. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements. The comment period on the proposed regulation ended on June 3, 2009, and the EPA has signed a consent decree requiring it to promulgate a final rule no later than August 10, 2010. Under the proposal, compliance will be required by three years from the effective date of the final rule. This proposed rule, when finalized, and any other new regulations requiring the installation of more sophisticated emission control equipment could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Environmental laws and regulations may, in certain circumstances, impose strict liability for environmental contamination, which may render us liable for remediation costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could negatively impact our financial condition or results of operations.

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

We conduct operations at numerous facilities in a wide variety of locations across the continental U.S. and internationally. The operations at many of these facilities require environmental permits or other authorizations. Additionally, natural gas compressors at many of our customers’ facilities require individual air permits or general authorizations to operate under various air regulatory programs established by rule or regulation. These permits and authorizations frequently contain numerous compliance requirements, including monitoring and reporting obligations and operational restrictions, such as emission limits. Given the large number of facilities in which we operate, and the numerous environmental permits and other authorizations that are applicable to our operations, we may occasionally identify or be notified of technical violations of certain requirements existing in various permits or other authorizations. Occasionally, we have been assessed penalties for our non-compliance, and we could be subject to such penalties in the future.

We routinely deal with natural gas, oil and other petroleum products. Hydrocarbons or other hazardous substances or wastes may have been disposed or released on, under or from properties used by us to provide contract operations services or inactive compression storage or on or under other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigatory, remediation and monitoring requirements under environmental laws and regulations.

The modification or interpretation of existing environmental laws or regulations, the more vigorous enforcement of existing environmental laws or regulations, or the adoption of new environmental laws or regulations may also negatively impact oil and natural gas exploration and production, gathering and pipeline companies, which in turn could have a negative impact on us.

Climate change legislation and regulatory initiatives could result in increased compliance costs.

The U.S. Congress is considering new legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane, that are understood to contribute to global warming. For example, the American Clean Energy and Security Act of 2009 could, if enacted by the full Congress, require greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources such as new motor vehicles, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court held in Massachusetts v. EPA that greenhouse gases including carbon dioxide fall under the CAA’s definition of “air pollutant.” In July 2008, on the basis of this decision, the EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the CAA. In the notice, the EPA evaluated the potential regulation of greenhouse gases under several different provisions of the CAA, but did not propose any specific new regulatory requirements for greenhouse gases. The notice and three other recent regulatory developments, described below, along with recent statements by the Administrator of the EPA, suggest that the EPA is beginning to pursue a path toward the regulation of greenhouse gas emissions under its existing CAA authority. First, in September 2009, the EPA adopted a new rule requiring approximately 13,000 facilities comprising a substantial percentage of annual U.S. greenhouse gas emissions to inventory their emissions starting in 2010 and to report those emissions to the EPA beginning in 2011. That rule, at least for now, does not apply to oil and gas systems. Second, on December 15, 2009, the EPA officially published its finalized determination that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA pave the way for the agency to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the CAA. Third, the EPA in late September 2009 proposed a rule that would provide for the tailored application of the agency’s major air permitting programs to facilities that annually emit over 25,000 tons of greenhouse gases, such as large industrial facilities of the type covered by the inventory rule described above.

Although it is not currently possible to predict how any such proposed or future greenhouse gas legislation or regulation by Congress, the states or multi-state regions will impact our business, any legislation or regulation of greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for our products and services, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The price of our common stock may be volatile.

Some of the factors that could affect the price of our common stock are quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community and speculation in the press or investment community about our financial condition or results of operations. General market conditions and North America or international economic factors and political events unrelated to our performance may also affect our stock price. In addition, the price of our common stock may be impacted by changes in the value of our investment in the Partnership. For these reasons, investors should not rely on recent trends in the price of our common stock to predict the future price of our common stock or our financial results.

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

As part of our business strategy, we intend to contribute or sell the remainder of our U.S. contract operations business to the Partnership, over time, but we are under no obligation to do so. Likewise, the Partnership is under no obligation to purchase any additional portions of that business. The consummation of any future sales of additional portions of that business and the timing of such sales will depend upon, among other things:

•	our reaching agreement with the Partnership regarding the terms of such sales, which will require the approval of the conflicts committee of the board of directors of the Partnership’s general partner, which is comprised exclusively of directors who are deemed independent from us;

•	the Partnership’s ability to finance such purchases on acceptable terms, which could be impacted by general equity and debt market conditions as well as conditions in the markets specific to master limited partnerships; and

•	the Partnership’s and our compliance with our respective debt agreements.

The Partnership intends to fund its future acquisitions from us with external sources of capital, including additional borrowings under its credit facilities and/or public or private offerings of equity or debt. As a result of the economic slowdown and the availability of equity and debt capital, the Partnership’s ability to fund future acquisitions of our U.S. contract operations business may be limited.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table describes the material facilities we owned or leased as of December 31, 2009:

		Square
Location	Status	Feet	Uses

Houston, Texas	Leased	243,746	Corporate office
Oklahoma City, Oklahoma	Leased	41,250	North America contract operations and aftermarket services
Yukon, Oklahoma	Owned	72,000	North America contract operations and aftermarket services
Belle Chase, Louisiana	Owned	35,000	North America contract operations and aftermarket services
Casper, Wyoming	Owned	28,390	North America contract operations and aftermarket services
Davis, Oklahoma	Owned	393,870	North America contract operations and aftermarket services
Edmonton, Alberta, Canada	Leased	53,557	North America contract operations and aftermarket services
Farmington, New Mexico	Owned	42,097	North America contract operations and aftermarket services
Kilgore, Texas	Owned	31,000	North America contract operations and aftermarket services
Midland, Texas	Owned	53,300	North America contract operations and aftermarket services
Midland, Texas	Owned	22,180	North America contract operations and aftermarket services
Pampa, Texas	Leased	24,000	North America contract operations and aftermarket services
Schulenburg, Texas	Owned	23,000	North America contract operations and aftermarket services
Victoria, Texas	Owned	59,852	North America contract operations and aftermarket services
Yukon, Oklahoma	Owned	22,453	North America contract operations and aftermarket services
Camacari, Brazil	Owned	86,111	International contract operations and aftermarket services
Neuquen, Argentina	Leased	47,500	International contract operations and aftermarket services
Reynosa, Mexico	Owned	22,235	International contract operations and aftermarket services
Comodoro Rivadavia, Argentina	Owned	26,000	International contract operations and aftermarket services
Neuquen, Argentina	Owned	30,000	International contract operations and aftermarket services
Santa Cruz, Bolivia	Leased	22,017	International contract operations and aftermarket services
Port Harcourt, Nigeria	Leased	32,808	Aftermarket services
Houma, Louisiana	Owned	60,000	Aftermarket services
Houston, Texas	Owned	343,750	Fabrication
Houston, Texas	Owned	244,000	Fabrication
Broussard, Louisiana	Owned	74,402	Fabrication
Broken Arrow, Oklahoma	Owned	141,549	Fabrication
Aldridge, United Kingdom	Owned	44,700	Fabrication
Columbus, Texas	Owned	219,552	Fabrication
Jebel Ali Free Zone, UAE	Leased	112,378	Fabrication
Hamriyah Free Zone, UAE	Leased	212,742	Fabrication
Mantova, Italy	Owned	654,397	Fabrication
Singapore, Singapore	Leased	482,107	Fabrication

Our executive offices are located at 16666 Northchase Drive, Houston, Texas 77060 and our telephone number is (281) 836-7000.

Item 3.	Legal Proceedings

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

No matters were submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “EXH.” The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

	Price
	High	Low

Year ended December 31, 2008
First Quarter	$82.90	$59.83
Second Quarter	$78.77	$62.76
Third Quarter	$72.73	$30.79
Fourth Quarter	$32.09	$11.97
Year ended December 31, 2009
First Quarter	$26.99	$14.20
Second Quarter	$23.60	$14.80
Third Quarter	$26.07	$13.69
Fourth Quarter	$26.35	$19.73

On February 12, 2010, the closing price of our common stock was $21.08 per share. As of February 12, 2010, there were approximately 1,097 holders of record of our common stock.

The performance graph below shows the cumulative total stockholder return on our common stock and, prior to the merger, Hanover’s common stock, compared with the S&P 500 Composite Stock Price Index (the “S&P 500 Index”) and the Oilfield Service Index (the “OSX”) over the five-year period beginning on December 31, 2004. The results for the period from December 31, 2004 through August 20, 2007, the date of the merger, reflect Hanover’s historical common stock price adjusted for Hanover’s 0.325 merger exchange ratio. We have used Hanover’s historical common stock price during this period because Hanover was determined to be the acquirer for accounting purposes in the merger. The results for the period from August 21, 2007, when our common stock began trading on the New York Stock Exchange, through December 31, 2009 reflect the price of our common stock. The results are based on an investment of $100 in each of Hanover’s common stock, the S&P 500 Index and the OSX. The graph assumes the reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

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

We have never declared or paid any cash dividends to our stockholders and do not anticipate paying such dividends in the foreseeable future. The board of directors anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to pay down debt, repurchase company stock, or develop and expand our business, except for a portion of the cash flow generated from operations of the Partnership which will be used to pay a distribution on its units not owned by us. Any future determinations to pay cash dividends to our stockholders will be at the discretion of the board of directors and will be dependent upon our results of operations and financial condition, credit and loan agreements in effect at that time and other factors deemed relevant by the board of directors.

In August 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 2009. In December 2008, our board of directors increased the share repurchase program, from $200 million to $300 million, and extended the expiration date of the authorization, from August 19, 2009 to December 15, 2010. Under the stock repurchase program, we may repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We may also implement all or part of the repurchases under a Rule 10b5-1 trading plan, so as to provide the flexibility to extend our share repurchases beyond the quarterly purchase window. During the year ended December 31, 2009, we did not repurchase any shares of our common stock under this program. Since the program was initiated, we have repurchased 5,416,221 shares of our common stock at an aggregate cost of $199.9 million.

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management”) of this report.

Item 6.	Selected Financial Data

In the table below we have presented certain selected financial data for Exterran for each of the five years in the period ended December 31, 2009, which has been derived from our audited consolidated financial statements. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements which are contained in this report (in thousands, except per share data):

	Years Ended December 31,
	2009	2008	2007(1)	2006(1)	2005(1)

Statement of Operations Data:
Revenues	$2,715,601	$3,024,119	$2,425,788	$1,490,234	$1,204,164
Gross margin(2)	915,582	1,025,732	754,466	482,460	400,505
Selling, general and administrative	337,620	352,899	247,983	183,713	165,987
Merger and integration expenses	—	11,384	46,201	—	—
Depreciation and amortization	352,785	330,886	232,492	160,190	153,761
Fleet impairment(3)	90,991	24,109	61,945	—	—
Restructuring charges(4)	20,326	—	—	—	—
Goodwill impairment(5)	150,778	1,148,371	—	—	—
Interest expense	122,845	129,784	130,303	123,541	146,877
Debt extinguishment charges(6)	—	—	70,150	5,902	7,318
Equity in (income) loss of non-consolidated affiliates	91,154	(23,974)	(12,498)	(19,430)	(21,466)
Other (income) expense, net(7)	(53,360)	(3,118)	(19,771)	(45,364)	(1,675)
Provision for income taxes	51,667	37,219	1,558	13,181	20,194
Income (loss) from continuing operations	(249,224)	(981,828)	(3,897)	60,727	(70,491)
Income (loss) from discontinued operations, net of tax(5)	(296,239)	46,752	44,773	25,426	32,474
Cumulative effect of accounting change, net of tax	—	—	—	370	—
Net income attributable to noncontrolling interest	3,944	12,273	6,307	—	—
Net income (loss) attributable to Exterran stockholders	(549,407)	(947,349)	34,569	86,523	(38,017)
Income (loss) per share from continuing operations(8):
Basic	$(4.12)	$(15.39)	$(0.22)	$1.86	$(2.37)
Diluted	$(4.12)	$(15.39)	$(0.22)	$1.81	$(2.37)
Weighted average common and equivalent shares outstanding(8):
Basic	61,406	64,580	45,580	32,883	29,756
Diluted	61,406	64,580	45,580	36,411	29,756
Other Financial Data:
Capital expenditures:
Contract Operations Equipment:
Growth	$247,272	$257,119	$169,613	$105,148	$70,976
Maintenance	83,353	130,980	109,182	80,352	59,306
Other	38,276	77,637	44,003	46,802	14,020
Cash flows provided by (used in):
Operating activities	$477,518	$486,055	$238,712	$206,557	$124,509
Investing activities	(301,000)	(582,901)	(302,268)	(168,168)	(104,027)
Financing activities	(224,004)	86,398	135,727	(18,134)	(6,890)
Balance Sheet Data:
Cash and cash equivalents	$83,745	$123,906	$144,801	$69,861	$47,339
Working capital(9)	545,855	676,363	598,148	283,730	312,893
Property, plant and equipment, net	3,404,354	3,436,222	3,306,303	1,672,938	1,630,211
Total assets	5,292,948	6,092,627	6,863,523	3,070,889	2,862,996
Debt	2,260,936	2,512,429	2,333,924	1,369,931	1,478,948
Total Exterran stockholders’ equity	1,639,997	2,043,786	3,162,260	1,014,282	909,782

(1)	Universal’s financial results have been included in our consolidated financial statements after the merger date on August 20, 2007. Financial information for periods prior to 2007 are not comparable with 2007 through 2009 due to the impact of this business combination on our financial position and results of operation. See Note 3 to the Financial Statements for a description of the merger.

(2)	Gross margin, a non-GAAP financial measure, is defined, reconciled to net income (loss) and discussed further in Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measure”) of this report.

(3)	For the year ended December 31, 2009: As a result of a decline in market conditions and operating horsepower in North America during 2009, we reviewed the idle compression assets used in our contract operations segments for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. As a result of that review, we determined that 1,232 units representing 264,900 horsepower would be retired from the fleet. We performed a cash flow analysis of the expected proceeds from the disposition of these units to determine the fair value of the fleet assets we will no longer utilize in our operations. The net book value of these assets exceeded the fair value by $91.0 million and was recorded as a long-lived asset impairment.

For the year ended December 31, 2008: During 2008, management identified certain fleet units that will not be used in our contract operations business in the future and recorded a $1.5 million impairment at that time. During 2008, we also recorded a $1.0 million impairment related to the loss sustained on offshore units that were on platforms that capsized during Hurricane Ike.

We were involved in a project in the Cawthorne Channel in Nigeria (the “Cawthorne Channel Project”), to process natural gas from certain Nigerian oil and natural gas fields. As a result of operational difficulties and taking into consideration the project’s historical performance and declines in commodity prices, we undertook an assessment of our estimated future cash flows from the Cawthorne Channel Project. Based on the analysis, we did not believe that we would recover all of our remaining investment in the Cawthorne Channel Project. Accordingly, we recorded an impairment charge of $21.6 million in our 2008 results to reduce the carrying amount of our assets associated with the Cawthorne Channel Project to their estimated fair value, which is reflected in Fleet impairment expense in our consolidated statements of operations.

For the year ended December 31, 2007: Following the completion of the merger, management reviewed our fleet for units that would not be of the type, configuration, make or model that management would want to continue to offer after the merger with Universal due to the cost to refurbish the equipment, the incremental costs of maintaining more types of equipment and the increased financial flexibility of the new company to build new units in the configuration currently in demand by our customers. As a result of this review, we recorded an impairment to our fleet assets of $61.9 million in 2007.

(4)	As a result of the reduced level of demand for our products and services, our management approved a plan in March 2009 to close certain facilities to consolidate our compression fabrication activities in our fabrication segment. These actions were the result of significant fabrication capacity stemming from the 2007 merger that created Exterran and the lack of consolidation of this capacity since that time, as well as the anticipated continuation of current weaker global economic and energy industry conditions. The consolidation of those compression fabrication activities was completed in September 2009. In August 2009, we announced our plan to consolidate certain fabrication operations in Houston including the closure of two facilities in Texas. However, due to a subsequent improvement in bookings for certain of our production and processing equipment products, we ultimately decided to close only one of the fabrication facilities in Texas. In addition, we implemented cost reductions programs during 2009 primarily related to workforce reductions across all of our segments.

(5)	As discussed in Note 2 to the Financial Statements, on June 2, 2009, PDVSA commenced taking possession of our assets and operations in Venezuela. By the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. As a result of PDVSA taking possession of substantially all of our assets and operations in Venezuela, we recorded asset impairments totaling $329.7 million, primarily related to receivables, inventory, fixed assets and goodwill, during the year ended December 31, 2009, which is reflected in Income (loss) from discontinued

operations. In addition, we determined that this event could indicate an impairment of our international contract operations and aftermarket services reporting units’ goodwill and therefore performed a goodwill impairment test for these reporting units in the second quarter of 2009. Our international contract operations reporting unit failed the goodwill impairment test and we recorded an impairment of goodwill in our international contract operations reporting unit of $150.8 million in the second quarter of 2009. The $32.6 million of goodwill related to our Venezuela contract operations and aftermarket services businesses was also written off in the second quarter of 2009 as part of our loss from discontinued operations. The decrease in value of our international contract operations reporting unit was primarily caused by the loss of our operations in Venezuela.

In 2008, there were severe disruptions in the credit and capital markets and reductions in global economic activity, which had significant adverse impacts on stock markets and oil-and-gas-related commodity prices, both of which we believe contributed to a significant decline in our company’s stock price and corresponding market capitalization. We determined that the deepening recession and financial market crisis, along with the continuing decline in the market value of our common stock, resulted in a $1,148.4 million impairment of all of the goodwill in our North America contract operations reporting unit. See Note 9 to the Financial Statements for further discussion of this goodwill impairment charge.

(6)	In the third quarter of 2007, we refinanced a significant portion of Universal’s and Hanover’s debt that existed before the merger. We recorded $70.2 million of debt extinguishment charges related to this refinancing. The charges related to a call premium and tender fees paid to retire various Hanover notes that were part of the debt refinancing and a charge of $16.4 million related to the write-off of deferred financing costs in conjunction with the refinancing.

(7)	During the year ended December 31, 2009, we recorded a pre-tax gain of approximately $20.8 million on the sale of our investment in the subsidiary that owns the barge mounted processing plant and certain other related assets used on the Cawthorne Channel Project and a foreign currency translation gain of $16.7 million. Our foreign currency translation gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates.

During the year ended December 31, 2006, we recorded a pre-tax gain of $28.4 million on the sale of our U.S. amine treating business and an $8.0 million pre-tax gain on the sale of assets used in our fabrication facility in Canada.

(8)	As a result of the merger between Hanover and Universal, each outstanding share of common stock of Universal was converted into one share of Exterran common stock and each outstanding share of Hanover common stock was converted into 0.325 shares of Exterran common stock. All share and per share amounts have been retroactively adjusted to reflect the conversion ratio of Hanover common stock for all periods presented.

(9)	Working capital is defined as current assets from continuing operations minus current liabilities from continuing operations.

NON-GAAP FINANCIAL MEASURE

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. We believe gross margin is important because it focuses on the current performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with selling, general and administrative (“SG&A”) activities, the impact of our financing methods and income taxes. Depreciation expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with generally accepted accounting principles (“GAAP”). Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense, SG&A expense, impairments and restructuring charges. Each of these excluded expenses is material to our consolidated results of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A expenses are necessary costs to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles our net income (loss) to gross margin (in thousands):

	Years Ended December 31,
	2009	2008	2007	2006	2005

Net income (loss)	$(545,463)	$(935,076)	$40,876	$86,523	$(38,017)
Selling, general and administrative	337,620	352,899	247,983	183,713	165,987
Merger and integration expenses	—	11,384	46,201	—	—
Depreciation and amortization	352,785	330,886	232,492	160,190	153,761
Fleet impairment	90,991	24,109	61,945	—	—
Restructuring charges	20,326	—	—	—	—
Goodwill impairment	150,778	1,148,371	—	—	—
Interest expense	122,845	129,784	130,303	123,541	146,877
Debt extinguishment charges	—	—	70,150	5,902	7,318
Equity in (income) loss of non-consolidated affiliates	91,154	(23,974)	(12,498)	(19,430)	(21,466)
Other (income) expense, net	(53,360)	(3,118)	(19,771)	(45,364)	(1,675)
Provision for income taxes	51,667	37,219	1,558	13,181	20,194
(Income) loss from discontinued operations, net of tax	296,239	(46,752)	(44,773)	(25,426)	(32,474)
Cumulative effect of accounting change, net of tax	—	—	—	(370)	—

Gross margin	$915,582	$1,025,732	$754,466	$482,460	$400,505

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

Overview

We are a global market leader in the full service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, fabrication and aftermarket services. In our contract operations business line, we own a fleet of natural gas compression equipment and crude oil and natural gas production and processing equipment that we utilize to provide operations services to our customers. In our fabrication business line, we fabricate and sell equipment similar to the equipment that we own and utilize to provide contract operations to our customers. We also fabricate the equipment utilized in our contract operations services. In addition, our fabrication business line provides engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the construction of tank farms and the construction of evaporators and brine heaters for desalination plants. In our Total Solutions projects, we provide the engineering design, project management, procurement and construction services necessary to incorporate our products into complete production, processing and compression facilities. Total Solutions products are offered to our customers on a contract operations or on a sale basis. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, processing, gas treating and other equipment.

Hanover and Universal Merger

On August 20, 2007, Hanover and Universal completed their business combination pursuant to a merger. As a result of the merger, each of Universal and Hanover became our wholly-owned subsidiary, and Universal merged with and into us. Hanover was determined to be the acquirer for accounting purposes and, therefore, our financial statements and the financial information included herein reflect Hanover’s historical results for the periods prior to the merger date. For more information regarding the merger, see Note 3 to the Financial Statements.

Industry Conditions and Trends

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply and demand for, and future pricing of, oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our contract operations business is typically less impacted by commodity prices than certain other energy service products and services, changes in oil and natural gas exploration and production spending will normally result in changes in demand for our products and services.

Natural Gas Consumption.  Natural gas consumption in the U.S. for the twelve months ended November 30, 2009 decreased by approximately 2% compared to the twelve months ended November 30, 2008. Total natural gas consumption in the U.S. is projected by the EIA to increase by 0.4% in both 2010 and 2011, and is expected to increase by an average of 0.7% per year until 2030. Total natural gas consumption worldwide is projected to increase by an average of 2.4% per year until 2030, according to the EIA.

In 2008, the U.S. accounted for an estimated annual production of approximately 20 trillion cubic feet of natural gas, or 19% of the worldwide total of approximately 110 trillion cubic feet. The EIA estimates that the U.S.’s natural gas production level will be approximately 23 trillion cubic feet in 2030, or 15% of the worldwide total of approximately 153 trillion cubic feet.

Natural Gas Compression Services Industry.  We believe the market for our products in the U.S. will continue to have growth opportunities over time due to the following factors, among others:

•	aging producing natural gas fields will require more compression to continue producing the same volume of natural gas; and

•	increased production from unconventional sources, such as tight sands, shales and coalbeds.

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

In North America, we believe that the current economic environment and the available supply of idle and underutilized compression equipment owned by our customers and competitors will continue to negatively impact our ability to improve our North America contract operations horsepower utilization and revenues in the near term. In North America, our total operating horsepower decreased by approximately 17% from December 31, 2008 to December 31, 2009, and we expect further horsepower declines into 2010. In international markets, we expect the start-up of projects in our contract operations backlog will result in an increase in revenues in our international contract operations business in 2010 compared to 2009. Additionally, we believe there will continue to be demand for our contract operations and Total Solutions projects in international markets, and we expect to have opportunities to grow our international business through our contract operations, aftermarket services and fabrication business segments.

As industry capital spending declined in 2009, our fabrication business segment experienced a reduction in demand. This decline in demand for our fabrication products led to a reduction in our fabrication backlog and revenue, and continued reductions in industry capital spending may further reduce our fabrication backlog and revenue. Our reduction in fabrication backlog has also been driven by shorter lead times on delivery of major components from our suppliers and, in turn, our lead times in delivering our products to customers.

Given the global recession and its impact on activity levels, the matching of our costs and capacity to business levels continues to be challenging. We have taken steps to match our operating costs to current operating levels and will continue to monitor our expected business levels. For example, in March 2009 we announced that we approved a plan to consolidate our compression fabrication operations, and in May 2009 we announced that we would be reducing operating and general and administrative costs, including headcount reductions, in all facets of our business. Additionally, in August 2009, we announced a plan to further consolidate certain of our fabrication operations.

Our level of capital spending depends on the demand for our products and services and the equipment we require to render services to our customers. Although we are not able at this time to predict the final impact of the current market and industry conditions on our business, our level of capital investment in our contract operations fleet assets has declined and, based on current market conditions, we expect that net cash provided by operating activities will be in excess of our requirements to finance our capital expenditures and scheduled debt repayments through December 31, 2010.

We intend for the Partnership to be the primary vehicle for the long-term growth of our U.S. contract operations business. In November 2009, the Partnership acquired from us additional contract operations customer service agreements with 18 customers and a fleet of approximately 900 compressor units used to provide compression services under those agreements. We intend to continue to contribute over time additional U.S. contract operations customer contracts and equipment to the Partnership in exchange for cash, the Partnership’s assumption of our debt and/or our receipt of additional interests in the Partnership. Such transactions would depend on, among other things, market and economic conditions, our ability to reach agreement with the Partnership regarding the terms of any purchase and the availability to the Partnership of debt and equity capital on reasonable terms.

Certain Key Challenges and Uncertainties

Market conditions in the natural gas industry, competition in the natural gas compression industry and the risks inherent in our on-going international expansion continue to represent key challenges and uncertainties. In addition to these challenges, we believe the following represent some of the key challenges and uncertainties we will face in the near future:

North America Compression Fleet Utilization.  Our ability to increase our revenues in our North America contract operations business is dependent in large part on our ability to increase our utilization of our idle fleet. In North America, we believe that the current economic environment and the available supply of idle and underutilized compression equipment owned by our customers and competitors will continue to negatively impact our ability to improve our North America contract operations horsepower utilization and revenues in the near term. Our total North America operating horsepower decreased by approximately 17% from December 31, 2008 to December 31, 2009, and we expect further horsepower declines into 2010. We believe the decrease in utilization and revenues in North America has been the result of reduced commodity prices and energy activity, an excess supply of gas compression equipment in the industry, and the rationalization of compression equipment by our customers that has included replacing outsourced compression units with customer-owned equipment and downsizing compression units where excess horsepower capacity existed.

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

Labor.  Both in North America and internationally, we believe our ability to hire, train and retain qualified personnel continues to be challenging and important. Although we have been able to satisfy our personnel needs thus far, retaining employees continues to be a challenge. To increase retention of qualified operating personnel, we have instituted programs that enhance skills and provide on-going training. Our ability to continue our growth will depend in part on our success in hiring, training and retaining these employees.

Decline in Activity in the Global Energy Market.  Our results of operations depend upon the level of activity in the global energy market, including natural gas development, production, processing and transportation. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices or significant instability in energy markets. We believe the decrease in activity levels in the energy industry in the U.S. as compared to 2008 may continue to negatively impact the level of capital spending by our customers and, therefore, our business activity in the near term.

Summary of Results

As discussed in Note 2 to the Financial Statements of this report, the results from continuing operations for all periods presented exclude the results of our Venezuela international contract operations and aftermarket services businesses. Those results are now reflected in discontinued operations for all periods presented.

Net income (loss) attributable to Exterran stockholders.  We recorded a consolidated net loss attributable to Exterran stockholders of $549.4 million for the year ended December 31, 2009, as compared to a net loss of $947.3 million for the year ended December 31, 2008 and consolidated net income of $34.6 million for the year ended December 31, 2007. Our results for the years ended December 31, 2009, 2008 and 2007 were affected by charges and events that may not necessarily be indicative of our core operations or our future prospects and impact comparability between years.

Results by Business Segment.  The following table summarizes revenue, cost of sales and gross margin percentages (defined as revenue less cost of sales, excluding depreciation and amortization expense, divided by revenue) for each of our business segments (dollars in thousands):

	Years Ended December 31,
	2009	2008	2007

Revenue:
North America Contract Operations	$695,315	$790,573	$551,140
International Contract Operations	391,995	379,817	239,115
Aftermarket Services	308,873	364,157	257,484
Fabrication	1,319,418	1,489,572	1,378,049

	$2,715,601	$3,024,119	$2,425,788

Cost of sales (excluding depreciation and amortization expense):
North America Contract Operations	$298,714	$341,865	$232,238
International Contract Operations	149,253	144,906	91,687
Aftermarket Services	245,886	291,560	202,817
Fabrication	1,106,166	1,220,056	1,144,580

	$1,800,019	$1,998,387	$1,671,322

Gross margin percentage:
North America Contract Operations	57%	57%	58%
International Contract Operations	62%	62%	62%
Aftermarket Services	20%	20%	21%
Fabrication	16%	18%	17%

Operating Highlights

The following tables summarize our total available horsepower, operating horsepower, horsepower utilization percentages and fabrication backlog (horsepower in thousands and dollars in millions):

	December 31,
	2009	2008

Total Available Horsepower (at period end):
North America	4,321	4,570
International	1,234	1,177

Total	5,555	5,747

Total Operating Horsepower (at period end):
North America	2,867	3,455
International	1,032	1,060

Total	3,899	4,515

Total Operating Horsepower (average during the year):
North America	3,143	3,501
International	1,033	1,038

Total	4,176	4,539

Horsepower Utilization (at period end):
North America	66%	76%
International	84%	90%
Total	70%	79%

	December 31,
	2009	2008	2007

Compressor and Accessory Fabrication Backlog	$296.9	$395.5	$321.9
Production and Processing Equipment Fabrication Backlog	515.6	732.7	787.6

Fabrication Backlog	$812.5	$1,128.2	$1,109.5

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Summary

Revenue.  Revenue for the year ended December 31, 2009 decreased 10% to $2,715.6 million from $3,024.1 million for the year ended December 31, 2008. The decrease in revenue for the year ended December 31, 2009 primarily related to reduced revenue in our North America contract operations, aftermarket services and fabrication business segments caused by deterioration in market conditions.

Net income (loss) attributable to Exterran stockholders.  Net loss attributable to Exterran stockholders for the year ended December 31, 2009 was $549.4 million, or a decrease of 42%, as compared to net loss attributable to Exterran stockholders of $947.3 million for the year ended December 31, 2008. Our net loss attributable to

Exterran stockholders for the year ended December 31, 2009 was impacted by deterioration in market conditions as well as the charges listed below.

Net income (loss) attributable to Exterran stockholders for the years ended December 31, 2009 and 2008 was impacted by the following charges (in thousands):

	Years Ended
	December 31,
	2009	2008

Goodwill impairment	$150,778	$1,148,371
Fleet impairment	90,991	24,109
Restructuring charges	20,326	—
Merger and integration expenses	—	11,384
Investments in non-consolidated affiliates impairment (recorded in Equity in (income) loss of non-consolidated affiliates)	96,593	—
Loss attributable to expropriation (recorded in Income (loss) from discontinued operations, net of tax)	329,685	—

Total	$688,373	$1,183,864

Summary of Business Segment Results

North America Contract Operations
(Dollars in thousands)

	Years Ended December 31,		Increase
	2009	2008	(Decrease)

Revenue	$695,315	$790,573	(12)%
Cost of sales (excluding depreciation and amortization expense)	298,714	341,865	(13)%

Gross margin	$396,601	$448,708	(12)%
Gross margin percentage	57%	57%	0%

The decrease in revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) was primarily due to a 10% decrease in average operating horsepower and a 4% reduction in our revenue per average operating horsepower in the year ended December 31, 2009 compared to the year ended December 31, 2008. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP in Selected Financial Data — Non-GAAP Financial Measure in Part II, Item 6 of this report. Our average operating horsepower declined due to a deterioration in market conditions and natural gas prices in North America. This deterioration and an increased competitive environment resulted in pricing pressure in the year ended December 31, 2009. Revenue for the year ended December 31, 2009 benefited from the inclusion of an additional $12.3 million in revenue from EMIT Water Discharge Technology, LLC (“EMIT”), which we acquired in July 2008.

International Contract Operations
(Dollars in thousands)

	Years Ended December 31,		Increase
	2009	2008	(Decrease)

Revenue	$391,995	$379,817	3%
Cost of sales (excluding depreciation and amortization expense)	149,253	144,906	3%

Gross margin	$242,742	$234,911	3%
Gross margin percentage	62%	62%	0%

The increase in revenues in the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily caused by an increase in revenue in the Middle East, Brazil and Indonesia of approximately $6.9 million, $5.7 million and $9.2 million, respectively, due to the start up of new contracts in these regions. This was partially offset by a $7.2 million decrease in revenues in Mexico as a result of the expiration of a large contract in 2009.

Aftermarket Services
(Dollars in thousands)

	Years Ended December 31,		Increase
	2009	2008	(Decrease)

Revenue	$308,873	$364,157	(15)%
Cost of sales (excluding depreciation and amortization expense)	245,886	291,560	(16)%

Gross margin	$62,987	$72,597	(13)%
Gross margin percentage	20%	20%	0%

The decrease in revenue, cost of sales and gross margin was due to lower activity levels in North America in 2009 caused by a decline in market conditions.

Fabrication
(Dollars in thousands)

	Years Ended December 31,		Increase
	2009	2008	(Decrease)

Revenue	$1,319,418	$1,489,572	(11)%
Cost of sales (excluding depreciation and amortization expense)	1,106,166	1,220,056	(9)%

Gross margin	$213,252	$269,516	(21)%
Gross margin percentage	16%	18%	(2)%

The decrease in revenue in the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily due to a reduction of $148.5 million and $113.3 million in compressor and accessory fabrication product line revenue and production and processing product line revenue, respectively. The decrease in fabrication revenue was due to the completion of various projects and a reduction in new bookings caused by weaker market conditions in 2009, partially offset by a $91.6 million increase in installation product line sales resulting from the completion of installation projects during the year ended December 31, 2009. Our gross margin percentage in the year ended December 31, 2009 was negatively impacted by the increase in installation product line sales which had lower margins compared to the rest of the fabrication segment, the deterioration in market conditions impacting our fabrication business and under-absorption of overhead costs resulting from the decrease in activity.

Costs and expenses
(Dollars in thousands)

	Years Ended December 31,		Increase
	2009	2008	(Decrease)

Selling, general and administrative	$337,620	$352,899	(4)%
Merger and integration expenses	—	11,384	(100)%
Depreciation and amortization	352,785	330,886	7%
Fleet impairment	90,991	24,109	277%
Restructuring charges	20,326	—	n/a
Goodwill impairment	150,778	1,148,371	(87)%
Interest expense	122,845	129,784	(5)%
Equity in (income) loss of non-consolidated affiliates	91,154	(23,974)	(480)%
Other (income) expense, net	(53,360)	(3,118)	1,611%

The decrease in SG&A expenses was primarily due to our efforts to reduce costs in response to lower business activity levels during the year ended December 31, 2009 compared to the year ended December 31, 2008. As a percentage of revenue, SG&A expense for each of the years ended December 31, 2009 and 2008 was 12%.

During the year ended December 31, 2008, merger and integration expenses related to the merger between Hanover and Universal were primarily comprised of professional fees, amortization of retention bonus awards, change of control payments and severance for employees.

The increase in depreciation and amortization expense during the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily the result of property, plant and equipment additions, partially offset by a $10.2 million decrease in amortization expense related to finite life intangible assets resulting from the merger of Hanover and Universal. The intangible assets from the merger are being amortized based on the expected income to be realized from these assets.

As a result of a decline in market conditions and operating horsepower in North America during 2009, we reviewed the idle compression assets used in our contract operations segments for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. As a result of that review, we determined that 1,232 units representing 264,900 horsepower would be retired from the fleet. We performed a cash flow analysis of the expected proceeds from the disposition of these units to determine the fair value of the fleet assets we will no longer utilize in our operations. The net book value of these assets exceeded the fair value by $91.0 million and was recorded as a long-lived asset impairment. During 2008, management identified certain fleet units that will not be used in our contract operations business in the future and recorded a $1.5 million impairment. During 2008, we also recorded a $1.0 million impairment related to the loss sustained on offshore units that were on platforms which capsized during Hurricane Ike. These impairments are recorded in Fleet impairment expense in the consolidated statements of operations.

We were involved in the Cawthorne Channel Project to process natural gas from certain Nigerian oil and natural gas fields. The area in Nigeria where the Cawthorne Channel Project was located experienced local civil unrest and violence, and natural gas delivery to the Cawthorne Channel Project was stopped for significant periods of time starting in June 2006. Additionally, in late July 2008, a vessel owned by a third party that provided storage and splitting services for the liquids processed by our facility was the target of a local security incident. As a result, the Cawthorne Channel Project only operated for limited periods of time beginning in June 2006. As a result of operational difficulties and taking into consideration the project’s historical performance and declines in commodity prices, we undertook an assessment of our estimated future cash flows from the Cawthorne Channel Project. Based on the analysis we completed, we did not believe that we would recover all of our remaining investment in the Cawthorne Channel Project. Accordingly, we recorded an impairment charge of $21.6 million in our 2008 results to reduce the carrying amount of our assets associated with the Cawthorne Channel Project to their estimated fair value, which is reflected in Fleet impairment expense in our consolidated statements of operations. During the fourth quarter of 2009, we recorded a pre-tax gain of approximately $20.8 million on the sale of our investment in the subsidiary that owns the barge mounted processing plant and certain other related assets used on the Cawthorne Channel Project. This gain is recorded in Other (income) expense, net in our consolidated statements of operations.

Restructuring charges of $20.3 million for the year ended December 31, 2009 were incurred due to our efforts to adjust our costs to our forecasted business activity levels and included facility impairments, severance and employee benefit costs and other facility closure and moving costs resulting from our decision to close and consolidate certain of our fabrication facilities. See Note 15 to the Financial Statements for further discussion of the restructuring charges.

As discussed in Note 2 to the Financial Statements, on June 2, 2009, PDVSA commenced taking possession of our assets and operations in Venezuela. By the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. We determined that this event could indicate an impairment of our international contract operations and aftermarket services reporting units’ goodwill and therefore performed a goodwill impairment test for these reporting units in the second quarter of 2009. Our international contract operations reporting unit failed the goodwill impairment test and we recorded an impairment of goodwill in our international contract operations reporting unit of $150.8 million in the second quarter of 2009. During the year ended December 31, 2008 we recorded a goodwill impairment charge of $1,148.4 million related to our North America contract operations segment. In 2008, there were severe disruptions in the credit and capital markets and reductions in global economic activity which had significant adverse impacts on stock markets and oil-and-gas-related commodity prices, both of which we believe contributed to a significant decline in our stock price and corresponding market capitalization. We determined that the deepening recession and financial market crisis, along with the continuing decline in the market value of our common stock, resulted in an impairment of all the goodwill in our North America contract operations reporting unit. See Note 9 to the Financial Statements for further discussion of these charges.

The decrease in interest expense during the year ended December 31, 2009 compared to the year ended December 31, 2008, was primarily due to a decrease in our weighted average effective interest rate, including the impact of interest rate swaps, to 4.8% for the year ended December 31, 2009 from 5.3% for the year ended December 31, 2008.

The loss recorded in equity in (income) loss of non-consolidated affiliates for the year ended December 31, 2009 was primarily the result of the expropriation of our Venezuelan joint ventures’ assets and operations during the six months ended June 30, 2009. We currently do not expect to have significant, if any, equity earnings in non-consolidated affiliates in the future from these investments. Our non-consolidated affiliates are expected to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investment treaties and customary international law, which could result in us recording a gain on our investment in future periods. However, we are unable to predict what, if any, compensation we ultimately will receive or when we may receive any such compensation. See Note 8 to the Financial Statements for further discussion of our investments in non-consolidated affiliates.

The change in other (income) expense, net, was primarily due to a $31.5 million increase in gains on asset sales in the year ended December 31, 2009 and a foreign currency translation gain of $16.7 million for the year ended December 31, 2009 compared to a loss of $10.7 million for the year ended December 31, 2008. Gain on asset sales for the year ended December 31, 2009 included a pre-tax gain of approximately $20.8 million on the sale of our investment in the subsidiary that owns the barge mounted processing plant and certain other related assets used on the Cawthorne Channel Project. Our foreign currency translation gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates. The increase in the foreign currency translation gain for the year ended December 31, 2009 was primarily caused by changes in the translation rates between the U.S. dollar and the Brazilian Real and Argentine Peso.

Income Taxes
(Dollars in thousands)

	Years Ended December 31,		Increase
	2009	2008	(Decrease)

Provision for income taxes	$51,667	$37,219	38.8%
Effective tax rate	(26.2)%	(3.9)%	(22.3)%

The increase in our provision for income taxes was primarily due to a $14.5 million reduction in deferred tax assets resulting from the restructuring of certain international operations and the sale of a subsidiary, a $7.7 million charge for unrecognized tax benefits related to uncertain tax positions in foreign jurisdictions, and a $5.2 million charge for valuation allowances recorded against net operating losses of certain foreign subsidiaries. The increase was partially offset by lower income before income taxes, excluding $96.6 million of impairment charges reflected in equity in income (loss) of non-consolidated affiliates and a $150.8 million non-deductible goodwill impairment charge related to our international contract operations segment for the year ended December 31, 2009 and a goodwill impairment charge of $1,148.4 million related to our North America contract operations segment for the year ended December 31, 2008. The provision for the year ended December 31, 2009 also included an $8.4 million deferred tax benefit related to the impairment of our investments in non-consolidated affiliates. A $52.9 million deferred tax benefit was recorded in our provision for the year ended December 31, 2008 for the tax deductible portion of the North America contract operations goodwill impairment.

Discontinued Operations
(Dollars in thousands)

	Years Ended December 31,		Increase
	2009	2008	(Decrease)

Income (loss) from discontinued operations, net of tax	$(296,239)	$46,752	(734)%

On June 2, 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela. By the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. As a result of PDVSA taking possession of substantially all of our assets and operations in Venezuela, we recorded asset impairments totaling $329.7 million, primarily related to receivables, inventory, fixed assets and goodwill during the year ended December 31, 2009. These asset impairments were partially offset by a $18.6 million benefit primarily from the reversal of deferred income taxes related to our Venezuelan operations in year ended December 31, 2009 compared to a provision for income taxes of $0.2 million in the year ended December 31, 2008. For further information regarding the expropriation, see Note 2 to the Financial Statements.

Noncontrolling Interest

As of December 31, 2009, noncontrolling interest is primarily comprised of the portion of the Partnership’s earnings that is applicable to the limited partner interest in the Partnership not owned by us. As of December 31, 2009, public unitholders held a 34% ownership interest in the Partnership.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The results of operations for the year ended December 31, 2007 include Universal’s operations for the 134 days from the date of the merger, August 20, 2007, through December 31, 2007. Accordingly, these results of operations are not representative of a full year of operating results for Exterran.

Summary

Revenue.  Revenue for the year ended December 31, 2008 increased 25% to $3,024.1 million from $2,425.8 million for the year ended December 31, 2007. The increase in revenues in the year ended

December 31, 2008 was primarily due to the inclusion of Universal’s results for the entire period compared to the prior year, which included Universal’s results only after the merger date of August 20, 2007 through the end of the period.

Net income (loss) attributable to Exterran stockholders.  Net loss attributable to Exterran stockholders for the year ended December 31, 2008 was $947.3 million, or a decrease of $981.9 million, as compared to net income attributable to Exterran stockholders of $34.6 million for the year ended December 31, 2007. Net loss attributable to Exterran stockholders in the year ended December 31, 2008 includes a goodwill impairment of $1,148.4 million ($1,095.4 million, net of tax). Results for the year ended December 31, 2008 includes Universal’s results for the entire 2008 year period compared to the prior year, which included Universal’s results only after the merger date of August 20, 2007 through the end of the period.

Net income (loss) attributable to Exterran stockholders for the years ended December 31, 2008 and 2007 was impacted by the following charges (in thousands):

	Years Ended
	December 31,
	2008	2007

Goodwill impairment	$1,148,371	$—
Fleet impairment	24,109	61,945
Merger and integration expenses	11,384	46,201
Debt extinguishment	—	70,150
Investments in non-consolidated affiliates impairment (recorded in Equity in (income) loss of non-consolidated affiliates)	—	6,743
Interest rate swap termination (recorded in Interest expense)	—	6,964

Total	$1,183,864	$192,003

Summary of Business Segment Results

North America Contract Operations
(Dollars in thousands)

	Years Ended December 31,		Increase
	2008	2007	(Decrease)

Revenue	$790,573	$551,140	43%
Cost of sales (excluding depreciation and amortization expense)	341,865	232,238	47%

Gross margin	$448,708	$318,902	41%
Gross margin percentage	57%	58%	(1)%

The increase in revenue, cost of sales and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) was primarily due to the inclusion of Universal’s results for the entire year ended December 31, 2008 compared to the prior year, which included Universal’s results only after the merger date of August 20, 2007 through the end of the period. The increase in revenues from Universal after the merger was somewhat offset by a decrease in average utilization in 2008. Revenue for the year ended December 31, 2008 benefited by $13.9 million from the inclusion of the results of EMIT, which we acquired in July 2008. The decrease in gross margin percentage was due to higher costs for labor and consumables and lower average utilization without a corresponding reduction in costs, partially offset by savings that began to be realized from the synergies of the merger.

International Contract Operations
(Dollars in thousands)

	Years Ended December 31,		Increase
	2008	2007	(Decrease)

Revenue	$379,817	$239,115	59%
Cost of sales (excluding depreciation and amortization expense)	144,906	91,687	58%

Gross margin	$234,911	$147,428	59%
Gross margin percentage	62%	62%	0%

The increase in revenue, cost of sales and gross margin was primarily due to the inclusion of Universal’s results for the entire year ended December 31, 2008 compared to the prior year, which included Universal’s results only after the merger date of August 20, 2007 through the end of the period, including an increase of approximately $51.2 million and $36.6 million in Argentina and Brazil, respectively, which accounted for approximately 62% of the increase in revenue.

Aftermarket Services
(Dollars in thousands)

	Years Ended December 31,		Increase
	2008	2007	(Decrease)

Revenue	$364,157	$257,484	41%
Cost of sales (excluding depreciation and amortization expense)	291,560	202,817	44%

Gross margin	$72,597	$54,667	33%
Gross margin percentage	20%	21%	(1)%

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

Fabrication
(Dollars in thousands)

	Years Ended December 31,		Increase
	2008	2007	(Decrease)

Revenue	$1,489,572	$1,378,049	8%
Cost of sales (excluding depreciation and amortization expense)	1,220,056	1,144,580	7%

Gross margin	$269,516	$233,469	15%
Gross margin percentage	18%	17%	1%

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

Our results for the year ended December 31, 2007 also included approximately $49.1 million of Universal’s revenues related to three projects in the Eastern Hemisphere accounted for under the completed contract method of accounting that were near completion on the merger date and were completed by December 31, 2007. Due to the adjustment to record Universal’s inventory at fair value pursuant to the allocation of the purchase price on the date of merger, the value of the inventory related to these projects was increased to their sales price, which resulted in a gross margin percentage of 0% on these projects. For further information regarding the purchase price allocation with the merger, see Note 3 to the Financial Statements.

Costs and expenses
(Dollars in thousands)

	Years Ended December 31,		Increase
	2008	2007	(Decrease)

Selling, general and administrative	$352,899	$247,983	42%
Merger and integration expenses	11,384	46,201	(75)%
Depreciation and amortization	330,886	232,492	42%
Fleet impairment	24,109	61,945	(61)%
Goodwill impairment	1,148,371	—	n/a
Interest expense	129,784	130,303	0%
Early extinguishment of debt	—	70,150	(100)%
Equity in income of non-consolidated affiliates	(23,974)	(12,498)	92%
Other (income) expense, net	(3,118)	(19,771)	(84)%

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

The increase in depreciation and amortization expense was primarily due to the inclusion of Universal’s results for the entire year ended December 31, 2008 compared to the prior year, which included Universal’s results only after the merger date of August 20, 2007 through the end of the period, and property, plant and equipment additions. Amortization expense of intangible assets from the Hanover and Universal merger and other acquisitions was $38.6 million and $15.1 million for the years ended December 31, 2008 and 2007, respectively.

We were involved in the Cawthorne Channel Project in Nigeria, in which Global contracted with Shell to process natural gas from some of Shell’s Nigerian oil and natural gas fields. The area in Nigeria where the Cawthorne Channel Project is located has experienced local civil unrest and violence and was not operational for much of the project’s life. As a result of operational difficulties and taking into consideration the project’s historical performance and declines in commodity prices, we undertook an assessment of our estimated future cash flows from the Cawthorne Channel Project. Based on the analysis we completed, we determined we would not recover all of our remaining investment in the Cawthorne Channel Project. Accordingly, we recorded an impairment charge of $21.6 million in our 2008 results to reduce the carrying amount of our assets associated with the Cawthorne Channel Project to their estimated fair value which is reflected in Fleet impairment expense in our consolidated statements of operations.

During 2008, management identified certain fleet units that will not be used in our contract operations business in the future and recorded a $1.5 million impairment. During 2008, we also recorded a $1.0 million impairment related to the loss sustained on offshore units that were on platforms which capsized during Hurricane Ike. In 2007, we recorded an impairment of fleet equipment of $61.9 million. Following completion of the merger between Hanover and Universal, our management reviewed the compression fleet assets used in our business that existed at the merger date. Management reviewed our fleet for units that were not of the type, configuration, make or model that management wanted to continue to offer due to the cost to refurbish the equipment, the incremental costs of maintaining more types of equipment and the increased financial flexibility of the new company to build new units in the configuration currently in demand by our customers. Prior to the merger, we had planned to rebuild or reconfigure these units over time to make them into the configurations currently in demand by customers. We performed a cash flow analysis of the expected proceeds from the disposition to determine the fair value for the fleet assets we decided to dispose of. The net book value of the fleet assets to be disposed of, previously owned by Hanover, exceeded the fair value by $61.9 million, which was recorded as an impairment of our long-lived assets in 2007. These impairments are recorded in Fleet impairment expense in the consolidated statements of operations.

We recorded a goodwill impairment charge of $1,148.4 million in 2008. In 2008, there were severe disruptions in the credit and capital markets and reductions in global economic activity which had significant adverse impacts on stock markets and oil-and-gas-related commodity prices, both of which we believe contributed to a significant decline in our stock price and corresponding market capitalization. We determined that the deepening recession and financial market crisis, along with the continuing decline in the market value of our common stock resulted in an impairment of all the goodwill in our North America contract operations reporting unit. See Note 9 for further discussion of this goodwill impairment charge.

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

The increase in equity in income of non-consolidated affiliates was primarily due to higher equity income in our Venezuelan joint venture, PIGAP II, in the year ended December 31, 2008 and a $6.7 million impairment charge recorded in the third quarter of 2007 on our investment in the SIMCO Consortium and Harwat due to the decline in the value of our investment that was determined to be other than temporary. This decline in value of our investment was caused primarily by increased costs to operate the business that were not expected to improve in the near term. We had a 30.0% ownership interest in the PIGAP II joint venture that operates gas compression plants during the year ended December 31, 2008. During the year ended December 31, 2008, we recorded equity income of $20.2 million related to PIGAP II compared to $16.0 million in equity income for the year ended December 31, 2007. The increase in equity in income from our investment in PIGAP II was primarily due to an increase in the volume of gas processed from an expansion of the scope of the project during the year ended December 31, 2008.

The change in other (income) expense, net, was primarily due to foreign currency translation losses of $10.7 million for the year ended December 31, 2008 compared to a gain of $7.8 million for the year ended December 31, 2007. The foreign currency translation losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates and a $3.9 million loss on a foreign currency hedge in the year ended December 31, 2008. The increase in the foreign currency translation losses for year ended December 31, 2008 was primarily caused by the U.S. dollar strengthening compared to the Canadian dollar, Brazilian Real and Euro in the year ended December 31, 2008. The change in other (income) expense, net was also impacted by a $3.0 million decrease in gains on sales of used equipment in the year ended December 31, 2008.

Income Taxes
(Dollars in thousands)

	Years Ended December 31,		Increase
	2008	2007	(Decrease)

Provision for income taxes	$37,219	$1,558	2,289%
Effective tax rate	(3.9)%	(66.6)%	62.7%

The increase in our provision for income taxes was primarily due to an increase in income before income taxes, excluding a goodwill impairment charge of $1,148.4 million, partially offset by the tax deductible portion of the goodwill impairment of $143.1 million. The change in our provision for income taxes was further impacted by (i) a $10.8 million increase primarily related to benefits recorded in 2007 from the reversal of valuation allowances recorded against net operating losses of certain foreign subsidiaries, (ii) a $3.9 million charge for foreign tax audit assessments received in 2008, (iii) a $3.5 million charge for the tax effect of enacted state and foreign tax law changes in 2008 as compared to 2007 and (iv) a $5.3 million benefit from increased foreign tax credits claimed in 2008 as compared to 2007.

Noncontrolling Interest

As of December 31, 2008, noncontrolling interest is primarily comprised of the portion of the Partnership’s earnings that is applicable to the interest in the Partnership not owned by us. We acquired our ownership of the Partnership through the merger with Universal (see Note 3 to the Financial Statements). Noncontrolling interest was higher in the year ended December 31, 2008 primarily due to the inclusion of the Partnership’s results for the entire period compared to the prior year, which included the Partnership’s results only after the merger date of August 20, 2007 through the end of the period.

Discontinued Operations
(Dollars in thousands)

	Years Ended December 31,		Increase
	2008	2007	(Decrease)

Income from discontinued operations, net of tax	$46,752	$44,773	4%

The income from discontinued operations, net of tax for the years ended December 31, 2008 and 2007 of $46.8 million and the $44.8 million, respectively, relates to operations in Venezuela before substantially all of our assets and operations in Venezuela were expropriated in June 2009. See Note 2 to the Financial Statements for further information regarding the expropriation.

Liquidity and Capital Resources

Our unrestricted cash balance was $83.7 million at December 31, 2009, compared to $123.9 million at December 31, 2008. Working capital from continuing operations decreased to $545.9 million at December 31, 2009 from $676.4 million at December 31, 2008.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Years Ended December 31,
	2009	2008

Net cash provided by (used in) continuing operations:
Operating activities	$476,808	$442,521
Investing activities	(300,290)	(541,182)
Financing activities	(224,004)	86,398
Effect of exchange rate changes on cash and cash equivalents	7,325	(10,447)
Discontinued operations	—	1,815

Net change in cash and cash equivalents	$(40,161)	$(20,895)

Operating Activities.  The increase in cash provided by operating activities for the year ended December 31, 2009 was primarily due to an increase in cash provided by a reduction in working capital, partially offset by a reduction in gross margin from our North America contract operations and fabrication segments as compared to the year ended December 31, 2008.

Investing Activities.  The decrease in cash used in investing activities was primarily attributable to reduced capital expenditures during the year ended December 31, 2009 and approximately $133.6 million cash used for acquisitions in the year ended December 31, 2008.

Financing Activities.  The increase in cash used in financing activities during the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily attributable to an increase in net debt repayments and the use of cash for the net cost of the call options purchased and the warrants sold in connection with the offering of our 4.25% convertible senior notes due June 2014 (the “4.25% Notes”) in the year ended December 31, 2009 compared to the year ended December 31, 2008. This increase was partially offset by reduced repurchases of our common stock during the year ended year ended December 31, 2009.

Capital Expenditures.  We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our targeted return on capital. We currently plan to spend approximately $250 million to $300 million in net capital expenditures during 2010, including (1) contract operations equipment additions and (2) approximately $100 million to $110 million on equipment maintenance capital related to our contract operations business. Net capital expenditures are net of fleet sales.

Long-Term Debt.  As of December 31, 2009, we had approximately $2.3 billion in outstanding debt obligations, consisting of $570.0 million outstanding under our 2007 ABS Facility (as defined below), $780.0 million outstanding under our term loan, $68.9 million outstanding under our revolving credit facility, $143.8 million outstanding under our 4.75% convertible notes due 2014, $265.5 million outstanding under our 4.25% Notes, $285.0 million outstanding under the Partnership’s revolving credit facility, $117.5 million outstanding under the Partnership’s term loan and $30.0 million outstanding under the Partnership’s 2009 ABS Facility.

On August 20, 2007, we entered into a senior secured credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement consists of (a) a five-year revolving credit facility in the aggregate amount of $850 million, which includes a variable allocation for a Canadian tranche and the ability to issue letters of credit under the facility and (b) a six-year term loan, in the aggregate amount of $800 million with principal payments due on multiple dates through June 2013 (collectively, the “Credit Facility”). Subject to certain conditions as of December 31, 2009, at our request and with the approval of the lenders, the aggregate commitments under the Credit Facility may be increased by an additional $400 million less certain adjustments.

As of December 31, 2009, we had $68.9 million in outstanding borrowings and $303.5 million in letters of credit outstanding under our revolving credit facility and $780.0 million in outstanding borrowings under our term loan. Additional borrowings of up to approximately $477.6 million were available under the revolving credit facility.

Borrowings under the Credit Agreement bear interest, if they are in U.S. dollars, at a base rate or LIBOR at our option plus an applicable margin, as defined in the agreement. The applicable margin varies depending on our debt ratings. At December 31, 2009, all amounts outstanding were LIBOR loans and the applicable margin was 0.825%. The weighted average interest rate at December 31, 2009 on the outstanding balance, excluding the effect of interest rate swaps, was 1.1%.

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

In August 2007, Exterran ABS entered into a $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”), which was reduced to an $800 million facility in October 2009 concurrent with the closing of the Partnership’s new $150 million asset-backed securitization facility. The amount outstanding at any time is limited to the lower of (i) 80% of the value of the natural gas compression equipment owned by Exterran ABS and its subsidiaries, (ii) 4.5 times free cash flow or (iii) the amount calculated under an interest coverage test (as these limits are defined in the agreement). Based on these tests, the limit on the amount outstanding can be increased or decreased in future periods. As of December 31, 2009, we had $570.0 million in outstanding borrowings under the 2007 ABS Facility and $230.0 million of unfunded commitments. As of December 31, 2009, due to certain covenant limitations under the facility, only approximately $58.2 million of the $230.0 million in unfunded commitments could have been available for additional borrowings, if such facility were fully funded with all eligible contract compression assets available at that time. If our operations within Exterran ABS experience additional reductions in cash flows, the amount available for additional borrowings could be further reduced. As a result of our expectations for further reductions in our North America contract operations business, we currently expect the limit on the amount outstanding to be further reduced in 2010. If the outstanding borrowings exceed the amount allowed based on the limitations, we can utilize either certain cash flows from Exterran ABS’s operations or borrowings under our revolving credit facility, or a combination of both, to reduce the amount of borrowings outstanding to the amount allowed pursuant to the limitations. In February 2010, we made a $40.0 million payment on the 2007 ABS Facility using cash flows from operations.

Interest and fees payable to the noteholders accrue on these notes at a variable rate consisting of one month LIBOR plus an applicable margin of 0.825%. The weighted average interest rate at December 31, 2009 on borrowings under the 2007 ABS Facility, excluding the effect of interest rate swaps, was 1.1%. The 2007 ABS Facility is revolving in nature and is payable in July 2012.

Repayment of the 2007 ABS Facility notes has been secured by a pledge of all of the assets of Exterran ABS, consisting primarily of specified compression services contracts and a fleet of natural gas compressors. Under the 2007 ABS Facility, we had $12.9 million of restricted cash as of December 31, 2009.

In June 2009, we issued under our shelf registration statement $355.0 million aggregate principal amount of 4.25% Notes, including $30.0 million issued under the underwriter’s overallotment option. The 4.25% Notes are convertible upon the occurrence of certain conditions into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. We may not redeem the notes prior to the maturity date of the notes.

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

The Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership (together with the Partnership, the “Partnership Borrowers”), are parties to a senior secured credit agreement (the “Partnership Credit Agreement”) that provides for a five-year, $315 million revolving credit facility that matures in October 2011. As of December 31, 2009, there was $285.0 million in outstanding borrowings under the revolving credit facility and $30.0 million was available for additional borrowings.

The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin, as defined in the agreement. At December 31, 2009 all amounts outstanding were LIBOR loans and the applicable margin was 1.75%. The weighted average interest rate on the outstanding balance of the Partnership’s revolving credit facility, at December 31, 2009, excluding the effect of interest rate swaps, was 2.1%.

In May 2008, the Partnership Borrowers entered into an amendment to the Partnership Credit Agreement that increased the aggregate commitments under that facility to provide for a $117.5 million term loan facility. The $117.5 million term loan was funded during July 2008 and $58.3 million was drawn on the Partnership’s revolving credit facility, which together were used to repay the debt assumed by the Partnership concurrent with the closing of the acquisition by the Partnership from us of certain contract compression assets and to pay other costs incurred. The $117.5 million term loan is non-amortizing but must be repaid with the net cash proceeds from any equity offerings of the Partnership until paid in full.

The term loan bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Borrowings under the term loan are subject to the same credit agreement and covenants as the Partnership’s revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings of the Partnership, on a dollar-for-dollar basis. At December 31, 2009, all amounts outstanding were LIBOR loans and the applicable margin was 2.25%. The weighted average interest rate on the outstanding balance of the Partnership’s term loan at December 31, 2009, excluding the effect of interest rate swaps, was 2.5%.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the personal property assets of the Partnership Borrowers, other than the assets of EXLP ABS 2009 LLC and its subsidiaries, which secure the Partnership’s asset-backed securitization facility discussed below. In addition, all of the membership interests of the Partnership’s restricted subsidiaries have been pledged to secure the obligations under the Partnership Credit Agreement. Subject to certain conditions, at the Partnership’s request, and with the approval of the lenders, the aggregate commitments under the Partnership’s senior secured credit facility may be increased by an additional $17.5 million. This amount will be increased on a dollar-for-dollar basis with each payment under the term loan facility.

In October 2009, the Partnership entered into a new $150 million asset-backed securitization facility (the “2009 ABS Facility”). The 2009 ABS Facility notes are revolving in nature and are payable in July 2013. Interest and fees payable to the noteholders accrue on these notes at a variable rate consisting of an applicable margin of 3.5% plus, at the Partnership’s option, either LIBOR or a base rate. The weighted average interest rate on the outstanding balance of the 2009 ABS Facility at December 31, 2009, excluding the effect of interest rate swaps, was 3.8%. Repayment of the 2009 ABS Facility notes has been secured by a pledge of all of the assets of EXLP ABS 2009 LLC and its subsidiaries, consisting primarily of specified compression services contracts and a fleet of natural gas compressor units. The amount outstanding at any time is limited to the lower of (i) 75% of the value of the natural gas compression equipment owned by EXLP ABS 2009 LLC and its subsidiaries (as defined in the agreement), (ii) 4.0 times free cash flow or (iii) the amount calculated under an interest coverage test. Additionally, the Partnership Credit Agreement limits the amount we can borrow under the 2009 ABS Facility to two times the Partnership’s EBITDA (as defined in the Partnership Credit Agreement). As of December 31, 2009, there was $30.0 million in outstanding borrowings under the 2009 ABS Facility and $120.0 million of unfunded commitments. Under the 2009 ABS Facility, the Partnership had $0.4 million of restricted cash as of December 31, 2009.

Our bank credit facilities, asset-backed securitization facilities and the agreements governing certain of our other indebtedness include various covenants with which we must comply, including, but not limited to, limitations on incurrence of indebtedness, investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. For example, under our Credit Agreement we must maintain various consolidated financial ratios including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. As of December 31, 2009, we maintained a 6.1 to 1.0 EBITDA to Total Interest Expense ratio, a 3.5 to 1.0 consolidated Total Debt to EBITDA ratio and a 2.8 to 1.0 Senior Secured Debt to EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our credit agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business, operations or prospects that, taken as a whole, impacted our ability to perform our obligations under our credit agreements, this could lead to a default under our credit agreements. A default under one or more of our debt agreements, including a default by the Partnership under its credit facilities, would trigger cross-default provisions under certain of our debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of December 31, 2009, we were in compliance with all financial covenants under our credit agreements. If our operations in Venezuela had been excluded from our calculation of EBITDA as of December 31, 2009, we would have had a 5.9 to 1.0 EBITDA to Total Interest Expense ratio, a 3.7 to 1.0 consolidated Total Debt to EBITDA ratio and a 2.9 to 1.0 Senior Secured Debt to EBITDA ratio.

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including restrictions on the use of proceeds from borrowings and limitations on its ability to: incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.5 to 1.0, and a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.0 to 1.0. The Partnership Credit Agreement allows for the Partnership’s Total Debt to EBITDA ratio to be increased from 5.0 to 1.0 to 5.5 to 1.0 during a quarter when an acquisition closes meeting certain thresholds and for the following two quarters after the acquisition closes. Therefore, because the November 2009 Contract Operations Acquisition closed in the fourth quarter of 2009 and met the applicable thresholds, the maximum allowed ratio of Total Debt to EBITDA was increased from 5.0 to 1.0 to 5.5 to 1.0 for the period from December 31, 2009 through June 30, 2010. As of December 31, 2009, the Partnership maintained a 5.2 to 1.0 EBITDA to Total Interest Expense ratio and a 4.0 to 1.0 Total

Debt to EBITDA ratio. If the Partnership continues to experience a deterioration in the demand for its services and is unable to consummate further acquisitions from us, amend its senior secured credit facility or restructure its debt, it estimates that it could be in violation of the maximum Total Debt to EBITDA covenant ratio contained in its senior secured credit facility in 2010. A violation of the Partnership’s Total Debt to EBITDA covenant would be an event of default under the Partnership Credit Agreement which would trigger cross-default provisions under certain of our debt agreements. As of December 31, 2009, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

We have entered into interest rate swap agreements related to a portion of our variable rate debt. See Part II, Item 7A (“Quantitative and Qualitative Disclosures About Market Risk”) of this report for further discussion of our interest rate swap agreements.

The interest rate we pay under our Credit Agreement can be affected by changes in our credit rating. As of December 31, 2009, our credit ratings as assigned by Moody’s and Standard & Poor’s were:

Standard
	Moody’s	& Poor’s

Outlook	Stable	Stable
Corporate Family Rating	Ba2	BB
Exterran Senior Secured Credit Facility	Ba2	BB+
4.75% convertible senior notes due January 2014	—	BB
4.25% convertible senior notes due June 2014	—	BB

Historically, we have financed capital expenditures with a combination of net cash provided by operating and financing activities. As a result of the continuing challenges in the global economy and financial markets and the decline in our stock price, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an adverse impact on our ability to maintain our fleet and to grow. If any of our lenders become unable to perform their obligations under our credit facilities, our borrowing capacity under these facilities could be reduced. Inability to borrow additional amounts under those facilities could limit our ability to fund our future growth and operations. Additionally, PDVSA has assumed control over substantially all of our assets and operations in Venezuela, as discussed further in Note 2 to the Financial Statements, which has impacted our cash provided by operations. Based on current market conditions, we expect that net cash provided by operating activities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through December 31, 2010; however, to the extent it is not, we may borrow additional funds under our credit facilities or we may seek additional debt or equity financing.

Stock Repurchase Program.  On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. In December 2008, our board of directors increased the share repurchase program, from $200 million to $300 million, and extended the expiration date of the authorization, from August 19, 2009 to December 15, 2010. Since the program was initiated, we have repurchased 5,416,221 shares of our common stock at an aggregate cost of approximately $199.9 million. We did not repurchase any shares under this program during the year ended December 31, 2009.

Dividends.  We have not paid any cash dividends on our common stock since our formation, and we do not anticipate paying such dividends in the foreseeable future. Our board of directors anticipates that all cash flows generated from operations in the foreseeable future will be retained and used to repay our debt, repurchase our stock or develop and expand our business, except for a portion of the cash flow generated from operations of the Partnership which will be used to pay a distribution on its units not owned by us. Any future determinations to pay cash dividends on our common stock will be at the discretion of our board of directors and will depend on our results of operations and financial condition, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

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

Under the terms of the partnership agreement, there is no guarantee that unitholders will receive quarterly distributions from the Partnership. The Partnership’s distribution policy, which may be changed at any time, is subject to certain restrictions, including (1) restrictions contained in the Partnership’s credit facilities (2) the Partnership’s general partner’s establishment of reserves to fund future operations or cash distributions to the Partnership’s unitholders, (3) restrictions contained in the Delaware Revised Uniform Limited Partnership Act and (4) the Partnership’s lack of sufficient cash to pay distributions.

Through our ownership of common and subordinated units and all of the equity interests in the general partner of the Partnership, we expect to receive cash distributions from the Partnership. Our rights to receive distributions of cash from the Partnership as holder of subordinated units are subordinated to the rights of the common unitholders to receive such distributions.

On February 12, 2010, the Partnership distributed $0.4625 per limited partner unit, or approximately $11.6 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from October 1, 2009 through December 31, 2009. The record date for this distribution was February 9, 2010.

Contractual obligations.  The following summarizes our contractual obligations at December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2010		2011-2012	2013-2014	Thereafter

Long-term Debt(1):
Revolving credit facility due August 2012	$68,929	$—		$68,929	$—	$—
Term loan	780,000	40,000	(2)	420,000	320,000	—
2007 ABS Facility notes due July 2012	570,000	—		570,000	—	—
Partnership’s revolving credit facility due October 2011	285,000	—		285,000	—	—
Partnership’s term loan facility due October 2011	117,500	—		117,500	—	—
Partnership’s 2009 ABS Facility notes due July 2013	30,000	—		—	30,000	—
4.25% convertible senior notes due June 2014(3)	355,000	—		—	355,000	—
4.75% convertible senior notes due January 2014	143,750	—		—	143,750	—
Other	288	179	(2)	109	—	—

Total long-term debt	2,350,467	40,179		1,461,538	848,750	—
Interest on long-term debt(4)	438,764	130,460		223,907	84,397	—
Purchase commitments	219,712	218,979		333	200	200
Facilities and other operating leases	42,532	8,629		11,052	7,623	15,228

Total contractual obligations	$3,051,475	$398,247		$1,696,830	$940,970	$15,428

(1)	For more information on our long-term debt, see Note 11 to the Financial Statements.

(2)	These maturities are classified as long-term because we have the intent and ability to refinance these maturities with available credit.

(3)	These amounts include the full face value of the 4.25% Notes and is not reduced by the unamortized discount of $89.5 million as of December 31, 2009.

(4)	Interest amounts calculated using interest rates in effect as of December 31, 2009, including the effect of interest rate swaps.

At December 31, 2009, $19.8 million of unrecognized tax benefits (including discontinued operations) have been recorded as liabilities in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“ASC 740”), related to uncertain tax positions and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $11.9 million (including discontinued operations).

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Effects of Inflation

Our revenues and results of operations have not been materially impacted by inflation in the past three fiscal years.

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

Allowances and Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During 2009, 2008 and 2007, we recorded bad debt expense of approximately $5.9 million, $4.0 million and $2.2 million, respectively. A five percent change in the allowance for doubtful accounts would have had an impact on income before income taxes of approximately $0.8 million in 2009.

Inventory is a significant component of current assets and is stated at the lower of cost or market. This requires us to record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions and production requirements. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. During 2009, 2008 and 2007, we wrote-down inventory of approximately $5.3 million, $2.1 million and $0.7 million, respectively. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. A five percent change in this inventory reserve balance would have had an impact on income before income taxes of approximately $0.9 million in 2009.

Depreciation

Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives and salvage values. The assumptions and judgments we use in determining the estimated useful lives and salvage values of our property, plant and equipment reflect both historical experience and expectations regarding future use of our assets. The use of different estimates, assumptions and judgments in the establishment of property, plant and equipment accounting policies, especially those involving their useful lives, would likely result in significantly different net book values of our assets and results of operations.

Long-Lived Assets, Investments and Goodwill

We review for the impairment of long-lived assets, including property, plant and equipment, identifiable intangibles that are being amortized, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The determination that the carrying amount of an asset may not be recoverable requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain as they require significant assumptions about future market conditions. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred.

In addition, we perform an annual goodwill impairment test in the fourth quarter of each year or whenever events indicate impairment may have occurred, to determine if the estimated recoverable value of each of our reporting units exceeds the net carrying value of the reporting unit, including the applicable goodwill. We determine the fair value of our reporting units using a combination of the expected present value of future cash flows and a market approach. Each approach is weighted 50% in determining our calculated fair value. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the reporting units’ earnings before interest, tax, depreciation and amortization. Significant estimates for each reporting unit included in our impairment analysis are our cash flow forecasts, our estimate of the market’s weighted average cost of capital, projected income tax rates and market multiples. Changes in these estimates could affect the estimated fair value of our reporting units and result in a goodwill impairment charge in a future period. See Note 9 to the Financial Statements for a discussion of goodwill impairment recorded on our North America and International Contract operations businesses in the years ended December 31, 2009 and 2008. There were no impairments in 2007 related to our goodwill. The fair value of our reporting units that had goodwill as of December 31, 2009 exceeded their book value by a significant margin.

We have held investments in companies with operations in areas that relate to our business. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. See Note 8 to the Financial Statements for a discussion of the impairment of our investments in non-consolidated affiliates. As of December 31, 2009 we had no investments in non-consolidated affiliates.

Income Taxes

The liability method is used for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for valuation allowances, we have considered and made judgments and estimates regarding future taxable income and ongoing prudent and feasible tax planning strategies. These estimates and judgments include some degree of uncertainty and changes in these estimates and assumptions could require us to adjust the valuation allowances for our deferred tax assets. The ultimate realization of the deferred tax assets depends on the generation of sufficient taxable income of the appropriate character in the applicable taxing jurisdictions.

We operate in over 30 countries and, as a result, are subject to the jurisdiction of numerous domestic and foreign tax authorities. Our operations in these different jurisdictions are taxed on various bases: actual income before taxes, deemed profits (which are generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

Revenue Recognition — Percentage-of-Completion Accounting

We recognize revenue and profit for our fabrication operations as work progresses on long-term contracts using the percentage-of-completion method when the applicable criteria are met, which relies on estimates of total expected contract revenue and costs. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made and because the fabrication projects usually last several months. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. The typical duration of these projects is three to 36 months. Due to the long-term nature of some of our jobs, developing the estimates of cost often requires significant judgment.

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

Factors that must be considered in estimating the work to be completed and ultimate profit include labor productivity and availability, the nature and complexity of work to be performed, the impact of change orders, availability of raw materials and the impact of delayed performance. If the aggregate combined cost estimates for all of our fabrication businesses had been higher or lower by 1% in 2009, our results of operations before tax would have decreased or increased by approximately $11.1 million. As of December 31, 2009, we had recognized approximately $288.5 million in estimated earnings on uncompleted contracts.

Contingencies and Litigation

We are substantially self-insured for worker’s compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. In addition, we currently have a minimal amount of insurance on our offshore assets. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the timeliness of reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known. As of December 31, 2009 and 2008, we had recorded approximately $9.4 million and $10.6 million, respectively, in claim reserves.

In the ordinary course of business, we are involved in various pending or threatened legal actions. While we are unable to predict the ultimate outcome of these actions, ASC 450, “Contingencies” (“ASC 450”), requires management to make judgments about future events that are inherently uncertain. We are required to record (and have recorded) a loss during any period in which we believe a contingency is probable and can be reasonably estimated. In making determinations of likely outcomes of pending or threatened legal matters, we consider the evaluation of counsel knowledgeable about each matter.

The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority in accordance with ASC 740. We regularly assess and, if required, establish accruals for income tax contingencies pursuant to ASC 740 and non-income tax contingencies pursuant to ASC 450 (together, the “tax contingencies”) that could result from assessments of additional tax by taxing jurisdictions in countries where we operate. The tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2009 and 2008, we had recorded approximately $44.6 million and $21.9 million (including penalties and interest and discontinued operations), respectively, of accruals for tax contingencies. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements that may affect us, see Note 22 to the Financial Statements.

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

As of December 31, 2009, after taking into consideration interest rate swaps, we had approximately $406.4 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1.0% increase in interest rates would result in an annual increase in our interest expense of approximately $4.1 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations and derivative instruments to minimize foreign currency exchange risk, see Note 12 to the Financial Statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2009. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a-15(c) and 15d-15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of internal control over financial reporting as of December 31, 2009, was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found on the following page of this report.

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Exterran Holdings, Inc.
Houston, Texas

We have audited the internal control over financial reporting of Exterran Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE, LLP

Houston, Texas
February 25, 2010

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required in Part III, Item 10 of this report is incorporated by reference to the sections entitled “Election of Directors,” “Information Regarding Corporate Governance, the Board of Directors and Committees of the Board,” “Executive Officers” and “Beneficial Ownership of Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

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

Portions of the information required in Part III, Item 12 of this report are incorporated by reference to the section entitled “Beneficial Ownership of Common Stock” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2009, with respect to the Exterran compensation plans under which our common stock is authorized for issuance, aggregated as follows:

(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(#)	($)	(#)

Equity compensation plans approved by security holders(1)	1,400,218	31.67	3,119,446
Equity compensation plans not approved by security holders(2)	—	—	83,293

Total	1,400,218	31.67	3,202,739

(1)	Comprised of the Exterran Holdings, Inc. 2007 Stock Incentive Plan and the Exterran Holdings, Inc. Employee Stock Purchase Plan. In addition to the outstanding options, as of December 31, 2009 there were 281,460 restricted stock units, payable in common stock upon vesting, outstanding under the 2007 Stock Incentive Plan.

(2)	Comprised of the Exterran Holdings, Inc. Directors’ Stock and Deferral Plan.

The table above does not include information with respect to equity plans we assumed from Hanover or Universal (the “Legacy Plans”). No additional grants may be made under the Legacy Plans.

The following equity grants are outstanding under Legacy Plans that were approved by security holders:

	Number of Shares
	Reserved for Issuance
	Upon the Exercise of	Weighted-
	Outstanding Stock	Average	Shares Available
	Options	Exercise Price	for Future Grants
Plan or Agreement Name	(#)	($)	(#)

Hanover Compressor Company
2001 Equity Incentive Plan	45,568	41.60	None
Hanover Compressor Company
2003 Stock Incentive Plan	107,888	36.11	None
Universal Compression Holdings, Inc.
Incentive Stock Option Plan	1,268,900	34.61	None

In addition, there are 12,081 restricted stock units issued and outstanding under the Hanover Compressor Company 2006 Stock Incentive Plan.

The Legacy Plan for which security holder approval was not solicited or obtained and for which grants of stock options remain outstanding consists of the Hanover Compression Company 1998 Stock Option Plan as set forth in the table below. This plan has the following material features: (1) awards were limited to stock options and were made to officers, directors, employees, and consultants; (2) unless otherwise set forth in an applicable stock option agreement the stock options vest over a period of up to four years; (3) the term of the stock options granted under the Legacy Plan may not exceed 10 years; and (4) no additional grants may be made under this Legacy Plan.

Number of Shares
Reserved for Issuance
	Upon the Exercise of	Weighted-
	Outstanding Stock	Average	Shares Available
	Options	Exercise Price	for Future Grants
Plan or Agreement Name	(#)	($)	(#)

Hanover Compressor Company
1998 Stock Option Plan	10,464	44.76	None

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

The information required in Part III, Item 14 of this report is incorporated by reference to the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this report.

1. Financial Statements.  The following financial statements are filed as a part of this report.

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules have been omitted because they are not required under the relevant instructions.

3. Exhibits

Exhibit	Description

2.1	Contribution, Conveyance and Assumption Agreement, dated June 25, 2008, by and among Exterran Holdings, Inc., Hanover Compressor Company, Hanover Compression General Holdings, LLC, Exterran Energy Solutions, L.P., Exterran ABS 2007 LLC, Exterran ABS Leasing 2007 LLC, EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed June 26, 2008
2.2	Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed October 5, 2009
3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 20, 2007
3.2	Second Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
4.1	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
4.2	Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed June 16, 2009
4.3	Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed June 16, 2009

Exhibit	Description

10.1	Senior Secured Credit Agreement, dated August 20, 2007, by and among Exterran Holdings, Inc., as the U.S. Borrower and a Canadian Guarantor, Exterran Canada, Limited Partnership, as the Canadian Borrower, Wachovia Bank, National Association, individually and as U.S. Administrative Agent, Wachovia Capital Finance Corporation (Canada), individually and as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., individually and as Syndication Agent; Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc. as the Joint Lead Arrangers and Joint Book Runners, Bank of America, N.A., Calyon New York Branch and Fortis Capital Corp., as the Documentation Agents, and each of the lenders parties thereto or which becomes a signatory thereto (the “Credit Agreement”), incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.2	U.S. Guaranty Agreement, dated as of August 20, 2007, made by Exterran, Inc., EI Leasing LLC, UCI MLP LP LLC, Exterran Energy Solutions, L.P. and each of the subsidiary guarantors that become a party thereto from time to time, as guarantors, in favor of Wachovia Bank, National Association, as the U.S. Administrative Agent for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.3	U.S. Pledge Agreement made by Exterran Holdings, Inc., Exterran, Inc., Exterran Energy Solutions, L.P., Hanover Compression General Holdings LLC, Hanover HL, LLC, Enterra Compression Investment Company, UCI MLP LP LLC, UCO General Partner, LP, UCI GP LP LLC, and UCO GP, LLC, and each of the subsidiaries that become a party thereto from time to time, as the Pledgors, in favor of Wachovia Bank, National Association, as U.S. Administrative Agent for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.4	U.S. Collateral Agreement, dated as of August 20, 2007, made by Exterran Holdings, Inc., Exterran, Inc., Exterran Energy Solutions, L.P., EI Leasing LLC, UCI MLP LP LLC and each of the subsidiaries that become a party thereto from time to time, as grantors, in favor of Wachovia Bank, National Association, as U.S. Administrative Agent, for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.5	Canadian Collateral Agreement, dated as of August 20, 2007 made by Exterran Canada, Limited Partnership, together with any other significant Canadian subsidiary that executes a joinder agreement and becomes a party to the Credit Agreement, in favor of Wachovia Capital Finance Corporation (Canada), as Canadian Administrative Agent, for the Canadian Tranche Revolving Lenders under the Credit Agreement, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.6	Indenture, dated August 20, 2007, by and between Exterran ABS 2007 LLC, as Issuer, Exterran ABS Leasing 2007 LLC, as Exterran ABS Lessor, and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $1,000,000,000 asset-backed securitization facility consisting of $1,000,000,000 of Series 2007-1 Notes (the “Indenture”), incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.7	Series 2007-1 Supplement, dated as of August 20, 2007, to the Indenture, incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.8	Guaranty, dated as of August 20, 2007, issued by Exterran Holdings, Inc. for the benefit of Exterran ABS 2007 LLC as Issuer, Exterran ABS Leasing 2007 LLC, as Equipment Lessor and Wells Fargo Bank, National Association, , as Indenture Trustee, incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.9	Management Agreement, dated as of August 20, 2007, by and between Exterran, Inc., as Manager, Exterran ABS Leasing 2007 LLC as ABS Lessor and Exterran ABS 2007 LLC, as Issuer, incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.10	Intercreditor and Collateral Agency Agreement, dated as of August 20, 2007, by and among Exterran, Inc., in its individual capacity and as Manager, Exterran ABS 2007 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, various financial institutions as lenders thereto and JP Morgan Chase Bank, N.A., in its individual capacity and as Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K filed August 23, 2007

Exhibit		Description

10.11		Intercreditor and Collateral Agency Agreement, dated as of August 20, 2007, by and among Exterran Energy Solutions, L.P., in its individual capacity and as Manager, Exterran ABS 2007 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, various financial institutions as lenders thereto and Wells Fargo Bank, National Association, in its individual capacity and as Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.12		Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and J.P. Morgan Chase Bank, National Association, London Branch, as dealer, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 10, 2009
10.13		Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Bank of America, N.A., as dealer, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed June 10, 2009
10.14		Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Wachovia Bank, National Association, as dealer, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed June 10, 2009
10.15		Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Credit Suisse International, as dealer, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed June 10, 2009
10.16		Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and J.P. Morgan Chase Bank, National Association, London Branch, as dealer, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed June 10, 2009
10.17		Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Bank of America, N.A., as dealer, incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed June 10, 2009
10.18		Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Wachovia Bank, National Association, as dealer, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed June 10, 2009
10.19		Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Credit Suisse International, as dealer, incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed June 10, 2009
10	.20**	Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed August 20, 2007
10.21		Amendment No. 1, dated as of June 25, 2007, to Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Exterran Holdings, Inc. (formerly Iliad Holdings, Inc.), Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed August 20, 2007
10.22		Amended and Restated Contribution, Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC, UCLP Leasing LLC and Universal Compression Partners, L.P., incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed July 11, 2007
10.23		Omnibus Agreement, dated October 20, 2006, by and among Universal Compression Partners, L.P., UC Operating Partnership, L.P., UCO GP, LLC, UCO General Partner, LP, Universal Compression, Inc., Universal Compression Holdings, Inc. and UCLP OLP GP LLC, incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed October 26, 2006
10.24		First Amendment to Omnibus Agreement, dated July 9, 2007, by and among Universal Compression Partners, L.P., Universal Compression Holdings, Inc., Universal Compression, Inc., UCO GP, LLC, UCO General Partner, LP and UCLP Operating LLC, incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed July 11, 2007

Exhibit		Description

10.25		First Amended and Restated Omnibus Agreement, dated as of August 20, 2007, by and among Exterran Holdings, Inc., Exterran, Inc., UCO GP, LLC, UCO General Partner, LP, Exterran Partners, L.P., EXLP Operating LLC and Exterran Energy Solutions, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended), incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007
10.26		Amendment No. 1, dated as of July 30, 2008, to First Amended and Restated Omnibus Agreement, dated as of August 20, 2007, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended), incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10	.27*	Second Amended and Restated Omnibus Agreement, dated as of November 10, 2009, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended)
10.28		Office Lease Agreement by and between RFP Lincoln Greenspoint, LLC and Exterran Energy Solutions, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 30, 2007
10	.29†	Exterran Holdings, Inc. 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007
10	.30†	Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed March 26, 2009
10	.31†	Amendment No. 1 to Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed March 26, 2009
10	.32†	Amendment No. 2 to Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.33†	Exterran Holdings, Inc. Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.34†	First Amendment to Exterran Holdings, Inc. Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.35†	Exterran Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.36†	Exterran Holdings, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.37†	Exterran Employees’ Supplemental Savings Plan, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.38†	Exterran Annual Performance Pay Plan, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.39†	First Amendment to Universal Compression, Inc. 401(k) Retirement and Savings Plan, incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed August 3, 2007
10	.40†	Amendment Number Two to Universal Compression Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed August 3, 2007

Exhibit		Description

10	.41†	Form of Incentive Stock Option Award Notice, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.42†	Form of Non-Qualified Stock Option Award Notice, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.43†	Form of Restricted Stock Award Notice, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.44†	Form of Restricted Stock Unit Award Notice, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.45†	Form of Grant of Unit Appreciation Rights, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.46†	Form of Amendment to Grant of Unit Appreciation Rights, incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed August 3, 2007
10	.47†	Form of Second Amendment to Grant of Unit Appreciation Rights, incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.48†	Form of Directors’ Non-Qualified Stock Option Award Notice, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
10	.49†	Form of Directors’ Restricted Stock Award Notice, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
10	.50†	Form of Amendment to Incentive and Non-Qualified Stock Option Award Agreements of Ernie L. Danner, incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed August 3, 2007
10	.51†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.52†	Consulting Agreement between Exterran Holdings, Inc. and Ernie L. Danner, dated August 20, 2007, incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.53†	Form of Exterran Holdings, Inc. Change of Control Agreement, incorporated by reference to Exhibit 10.19 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.54†	Form of First Amendment to Exterran Holdings, Inc. Change of Control Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10	.55†	Change of Control Agreement with Ernie L. Danner, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 10, 2008
10	.56†	Form of Amendment No. 1 to Hanover Compressor Company Change of Control Agreement, incorporated by reference to Exhibit 10.20 of Exterran the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.57†	Amendment No. 2 to Hanover Compressor Company Change of Control Agreement with Norman A. Mckay, incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10	.58†	Letter dated March 15, 2001, with respect to certain retirement benefits to be provided to Stephen A. Snider, incorporated by reference to Exhibit 10.43 of Universal Compression Holdings, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2001
10	.59†	First Amendment to Incentive Stock Option Agreements with Stephen A. Snider, incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.60†	First Amendment to Non-qualified Stock Option Agreements with Stephen A. Snider, incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.61†	First Amendment to Restricted Stock Agreement with Stephen A. Snider, incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

Exhibit		Description

10	.62†	First Amendment to Exterran Holdings, Inc. Award Notice for Time-Vested Incentive Stock Option for Stephen A. Snider, incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.63†	First Amendment to Exterran Holdings, Inc. Award Notice for Time-Vested Non-qualified Stock Option for Stephen A. Snider, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.64†	First Amendment to Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock for Stephen A. Snider, incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.65†	Second Amendment to Grant of Unit Appreciation Rights for Stephen A. Snider, incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.66†	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Incentive Stock Option, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.67†	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Non-Qualified Stock Option, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.68†	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.69†	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock for Director, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.70†	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Stock-Settled Restricted Stock Units, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.71†	Exterran Holdings, Inc. Award Notice for Time-Vested Incentive Stock Option for Stephen A. Snider, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.72†	Exterran Holdings, Inc. Award Notice for Time-Vested Non-Qualified Stock Option for Stephen A. Snider, incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.73†	Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock for Stephen A. Snider, incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.74†	Form of Consulting Agreement by and between Exterran Holdings, Inc. and Stephen A. Snider, incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.75†	Amendment and Discharge of Change of Control Agreement by and between Exterran Holdings, Inc. and Norman A. Mckay, incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009
21	.1*	List of Subsidiaries
23	.1*	Consent of Deloitte & Touche LLP
31	.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	The registrant hereby agrees to supplementally furnish the staff, on a confidential basis, a copy of any omitted schedule upon the staff’s request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exterran Holdings, Inc.

/s/  ERNIE L. DANNER
Name:     Ernie L. Danner
Title: Chief Executive Officer
Date: February 25, 2010

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ernie L. Danner, J. Michael Anderson, Kenneth R. Bickett and Donald C. Wayne, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernie L. Danner Ernie L. Danner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2010

/s/ J. Michael Anderson J. Michael Anderson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2010

/s/ Kenneth R. Bickett Kenneth R. Bickett	Vice President, Finance and Accounting (Principal Accounting Officer)	February 25, 2010

/s/ Janet F. Clark Janet F. Clark	Director	February 25, 2010

/s/ Uriel E. Dutton Uriel E. Dutton	Director	February 25, 2010

/s/ Gordon T. Hall Gordon T. Hall	Director	February 25, 2010

/s/ J.W.G. Honeybourne J.W.G. Honeybourne	Director	February 25, 2010

/s/ John E. Jackson John E. Jackson	Director	February 25, 2010

/s/ Mark A. McCollum Mark A. McCollum	Director	February 25, 2010

/s/ William C. Pate William C. Pate	Director	February 25, 2010

/s/ Stephen M. Pazuk Stephen M. Pazuk	Director	February 25, 2010

/s/ Christopher T. Seaver Christopher T. Seaver	Director	February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Exterran Holdings, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Exterran Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2009 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2010

EXTERRAN HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$83,745	$123,906
Restricted cash	14,871	7,563
Accounts receivable, net of allowance of $15,342 and $13,738, respectively	447,504	551,362
Inventory, net	489,982	495,809
Costs and estimated earnings in excess of billings on uncompleted contracts	180,181	219,487
Current deferred income taxes	25,913	36,816
Other current assets	118,813	121,009
Current assets associated with discontinued operations	58,152	139,178

Total current assets	1,419,161	1,695,130
Property, plant and equipment, net	3,404,354	3,436,222
Goodwill, net	195,164	308,024
Intangible and other assets, net	273,883	294,252
Investments in non-consolidated affiliates	—	83,933
Long-term assets associated with discontinued operations	386	275,066

Total assets	$5,292,948	$6,092,627

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$101
Accounts payable, trade	131,337	216,707
Accrued liabilities	321,412	312,270
Deferred revenue	206,160	192,556
Billings on uncompleted contracts in excess of costs and estimated earnings	156,245	157,955
Current liabilities associated with discontinued operations	21,879	37,632

Total current liabilities	837,033	917,221
Long-term debt	2,260,936	2,512,328
Other long-term liabilities	179,327	182,679
Deferred income taxes	182,126	197,525
Long-term liabilities associated with discontinued operations	16,667	54,797

Total liabilities	3,476,089	3,864,550
Commitments and contingencies (Note 21)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share, 250,000,000 shares authorized; 68,195,447 and 67,202,109 shares issued, respectively	682	672
Additional paid-in capital	3,434,618	3,354,922
Accumulated other comprehensive loss	(27,879)	(94,767)
Accumulated deficit	(1,565,489)	(1,016,082)
Treasury stock — 5,667,897 and 5,535,671 common shares, at cost, respectively	(201,935)	(200,959)

Total Exterran stockholders’ equity	1,639,997	2,043,786
Noncontrolling interest	176,862	184,291

Total equity	1,816,859	2,228,077

Total liabilities and equity	$5,292,948	$6,092,627

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007

Revenues:
North America contract operations	$695,315	$790,573	$551,140
International contract operations	391,995	379,817	239,115
Aftermarket services	308,873	364,157	257,484
Fabrication	1,319,418	1,489,572	1,378,049

	2,715,601	3,024,119	2,425,788

Costs and Expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	298,714	341,865	232,238
International contract operations	149,253	144,906	91,687
Aftermarket services	245,886	291,560	202,817
Fabrication	1,106,166	1,220,056	1,144,580
Selling, general and administrative	337,620	352,899	247,983
Merger and integration expenses	—	11,384	46,201
Depreciation and amortization	352,785	330,886	232,492
Fleet impairment	90,991	24,109	61,945
Restructuring charges	20,326	—	—
Goodwill impairment	150,778	1,148,371	—
Interest expense	122,845	129,784	130,303
Debt extinguishment charges	—	—	70,150
Equity in (income) loss of non-consolidated affiliates	91,154	(23,974)	(12,498)
Other (income) expense, net	(53,360)	(3,118)	(19,771)

	2,913,158	3,968,728	2,428,127

Loss before income taxes	(197,557)	(944,609)	(2,339)
Provision for income taxes	51,667	37,219	1,558

Loss from continuing operations	(249,224)	(981,828)	(3,897)
Income (loss) from discontinued operations, net of tax	(296,239)	46,752	44,773

Net income (loss)	(545,463)	(935,076)	40,876
Less: Net income attributable to the noncontrolling interest	(3,944)	(12,273)	(6,307)

Net income (loss) attributable to Exterran stockholders	$(549,407)	$(947,349)	$34,569

Basic income (loss) per common share:
Loss from continuing operations attributable to Exterran stockholders	$(4.12)	$(15.39)	$(0.22)
Income (loss) from discontinued operations attributable to Exterran stockholders	(4.83)	0.72	0.98

Net income (loss) attributable to Exterran stockholders	$(8.95)	$(14.67)	$0.76

Diluted income (loss) per common share:
Loss from continuing operations attributable to Exterran stockholders	$(4.12)	$(15.39)	$(0.22)
Income (loss) from discontinued operations attributable to Exterran stockholders	(4.83)	0.72	0.98

Net income (loss) attributable to Exterran stockholders	$(8.95)	$(14.67)	$0.76

Weighted average common and equivalent shares outstanding:
Basic	61,406	64,580	45,580

Diluted	61,406	64,580	45,580

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2009	2008	2007

Net income (loss)	$(545,463)	$(935,076)	$40,876
Other comprehensive income, net of tax:
Change in fair value of derivative financial instruments	13,088	(46,366)	(20,875)
Foreign currency translation adjustment	56,640	(65,124)	17,617

Comprehensive income (loss)	(475,735)	(1,046,566)	37,618
Less: Comprehensive income attributable to the noncontrolling interest	6,784	8,554	3,028

Comprehensive income (loss) attributable to Exterran	$(482,519)	$(1,055,120)	$34,590

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Exterran Holdings, Inc. Stockholders
				Accumulated
			Additional	Other				Noncontrolling
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Interest in
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit	Subsidiaries	Total
	(In thousands, except share data)

Balance at December 31, 2006	33,743,363	$34	$1,104,800	$12,983	(146,173)	$(3,970)	$(99,565)	$—	$1,014,282
Record purchase price for Universal acquisition	30,273,866	302	2,070,796						2,071,098
Noncontrolling interest from Universal acquisition								192,460	192,460
Change in par value	(3,301)	305	(305)						—
Unvested shares of restricted stock assumed in merger	94,911	1							1
Convertible debentures converted to common stock	1,588,993	16	81,666						81,682
Treasury stock purchased					(1,258,400)	(99,998)			(99,998)
Retirement of treasury stock	(153,191)	(2)	(3,968)		153,191	3,970			—
Option exercises	820,672	8	27,263						27,271
Issuance of 401(k) shares	8,363		683						683
Stock-based compensation expense, net of forfeitures	200,743	2	23,309		(35,855)			(920)	22,391
Income tax benefit from stock compensation expense			13,077						13,077
Adoption of new accounting principle on income taxes							(3,737)		(3,737)
Cash distribution to Noncontrolling unitholders of the Partnership								(3,336)	(3,336)
Other								72	72

Net income							34,569	6,307	40,876
Change in fair value of derivatives, net of tax				(17,596)				(3,279)	(20,875)
Currency translation adjustment				17,617					17,617

Balance at December 31, 2007	66,574,419	$666	$3,317,321	$13,004	(1,287,237)	$(99,998)	$(68,733)	$191,304	$3,353,564
Treasury stock purchased					(4,173,262)	(100,961)			(100,961)
Option exercises	168,058	2	5,148						5,150
Shares issued in employee stock purchase plan	115,647	1	4,112						4,113
Stock-based compensation expense, net of forfeitures	343,985	3	17,672		(75,172)			(1,140)	16,535
Income tax benefit from stock compensation expense			10,669						10,669
Cash distribution to Noncontrolling unitholders of the Partnership								(14,489)	(14,489)
Other								62	62

Net income							(947,349)	12,273	(935,076)
Change in fair value of derivatives, net of tax				(42,647)				(3,719)	(46,366)
Currency translation adjustment				(65,124)					(65,124)

Balance at December 31, 2008	67,202,109	$672	$3,354,922	$(94,767)	(5,535,671)	$(200,959)	$(1,016,082)	$184,291	$2,228,077
Treasury stock purchased					(57,284)	(976)			(976)
Shares issued in employee stock purchase plan	191,384	2	2,843						2,845
Stock-based compensation expense, net of forfeitures	801,954	8	23,815		(74,942)			926	24,749
Income tax expense from stock compensation expense			(2,674)						(2,674)
Cash distribution to Noncontrolling unitholders of the Partnership								(15,459)	(15,459)
Issuance of convertible senior notes and purchased call options and warrants sold			56,745						56,745
Other			(1,033)					320	(713)

Net income (loss)							(549,407)	3,944	(545,463)
Change in fair value of derivatives, net of tax				10,248				2,840	13,088
Currency translation adjustment				56,640					56,640

Balance at December 31, 2009	68,195,447	$682	$3,434,618	$(27,879)	(5,667,897)	$(201,935)	$(1,565,489)	$176,862	$1,816,859

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$(545,463)	$(935,076)	$40,876
Adjustments:
Depreciation and amortization	352,785	330,886	232,492
Fleet impairment	90,991	24,109	61,945
Facility impairment	5,997	—	—
Goodwill impairment	150,778	1,148,371	—
Deferred financing cost amortization and write-off	3,913	3,391	21,120
(Income) loss from discontinued operations, net of tax	296,239	(46,752)	(44,773)
Amortization of debt discount	8,329	—	—
Provision for doubtful accounts	5,929	4,043	2,189
Gain on sale of property, plant and equipment	(33,156)	(4,331)	(8,082)
Gain on sale of business	(3,193)	—	—
Equity in (income) loss of non-consolidated affiliates, net of dividends received	91,154	(20,669)	(3,982)
Interest rate swaps	1,576	3,192	(1,151)
(Gain) loss on remeasurement of intercompany balances	(15,097)	10,917	(5,408)
Stock compensation expense	24,749	16,535	22,391
Deferred income tax provision	(6,684)	(50,898)	(40,864)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and notes	111,464	(94,558)	(1,642)
Inventory	39,344	(121,119)	97,316
Costs and estimated earnings versus billings on uncompleted contracts	35,587	53,696	(93,946)
Prepaid and other current assets	1,407	(16,786)	(6,385)
Accounts payable and other liabilities	(68,515)	13,228	18,032
Deferred revenue	(62,337)	112,894	(112,533)
Other	(8,989)	11,448	31,725

Net cash provided by continuing operations	476,808	442,521	209,320
Net cash provided by discontinued operations	710	43,534	29,392

Net cash provided by operating activities	477,518	486,055	238,712

Cash flows from investing activities:
Capital expenditures	(368,901)	(465,736)	(322,798)
Proceeds from sale of property, plant and equipment	69,097	56,574	36,277
Cash paid for business acquisitions, net of cash acquired	—	(133,590)	25,873
Proceeds from sale of business	5,642	—	—
Return of investments in non-consolidated affiliates	3,139	—	—
(Increase) decrease in restricted cash	(7,308)	1,570	(9,133)
Cash invested in non-consolidated affiliates	(1,959)	—	(3,095)

Net cash used in continuing operations	(300,290)	(541,182)	(272,876)
Net cash used in discontinued operations	(710)	(41,719)	(29,392)

Net cash used in investing activities	(301,000)	(582,901)	(302,268)

	Years Ended December 31,
	2009	2008	2007

Cash flows from financing activities:
Borrowings on revolving credit facilities	749,065	900,050	939,400
Repayments on revolving credit facilities	(949,726)	(810,459)	(779,400)
Repayment of debt assumed in merger	—	—	(601,970)
Repayment of 2001A equipment lease notes	—	—	(137,123)
Repayment of 2001B equipment lease notes	—	—	(257,750)
Proceeds from issuance of term loan	—	—	800,000
Repayments on term loan	(20,000)	—	—
Proceeds from Exterran asset-backed securitization facility	—	100,000	800,000
Repayments on Exterran asset-backed securitization facility	(330,000)	—	—
Borrowings on Partnership credit facility	46,750	74,250	6,000
Repayments on Partnership credit facility	(43,000)	(10,000)	—
Borrowings on Partnership term loan	—	117,500	—
Borrowings on Partnership asset-backed securitization facility	30,000	—	—
Repayment of senior notes	—	—	(550,000)
Repayment on convertible senior notes due 2008	—	(192,000)	—
Proceeds from issuance of convertible senior notes due 2014	355,000	—	—
Payments for debt issue costs	(12,293)	(682)	(13,095)
Proceeds (repayments) of other debt, net	(59)	(837)	(5,009)
Proceeds from warrants sold	53,138	—	—
Payment for call options	(89,408)	—	—
Proceeds from stock options exercised	—	5,150	27,271
Proceeds from stock issued pursuant to our employee stock purchase plan	2,845	4,113	—
Purchases of treasury stock	(976)	(100,961)	(99,998)
Stock-based compensation excess tax benefit	119	14,763	10,737
Distributions to noncontrolling partners in the Partnership	(15,459)	(14,489)	(3,336)

Net cash provided by (used in) financing activities	(224,004)	86,398	135,727

Effect of exchange rate changes on cash and cash equivalents	7,325	(10,447)	2,769

Net increase (decrease) in cash and cash equivalents	(40,161)	(20,895)	74,940
Cash and cash equivalents at beginning of year	123,906	144,801	69,861

Cash and cash equivalents at end of year	$83,745	$123,906	$144,801

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized amounts	$112,521	$133,823	$139,039

Income taxes paid, net	$69,507	$48,658	$21,923

Supplemental disclosure of non-cash transactions:
Conversion of debt to common stock	$—	$—	$81,682

Conversion of Universal stock options to Exterran stock options	$—	$—	$67,574

Common stock issued in the merger	$—	$—	$2,003,525

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Background and Significant Accounting Policies

Exterran Holdings, Inc., together with its subsidiaries (“we,” “us,” “our,” or “Exterran”), is a global market leader in the full service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, fabrication and aftermarket services. In our contract operations business line, we own a fleet of natural gas compression equipment and crude oil and natural gas production and processing equipment that we utilize to provide operations services to our customers. In our fabrication business line, we fabricate and sell equipment similar to the equipment that we own and utilize to provide contract operations to our customers. We also fabricate the equipment utilized in our contract operations services. In addition, our fabrication business line provides engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the construction of tank farms and the construction of evaporators and brine heaters for desalination plants. In our Total Solutions projects, which we offer to our customers on a contract operations or on a sale basis, we provide the engineering design, project management, procurement and construction services necessary to incorporate our products into complete production, processing and compression facilities. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, processing, gas treating and other equipment.

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

Effective January 1, 2009, we adopted the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), which requires that minority interests be recharacterized as noncontrolling interests, requires them to be reported as a component of equity, requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires that the interest sold, as well as any interest retained, be recorded at fair value, with any gain or loss recognized in earnings. The consolidated financial statements included in this Annual Report on Form 10-K have been retrospectively adjusted to reflect the changes required by ASC 810.

Principles of Consolidation

The accompanying consolidated financial statements include Exterran and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidation. Investments in affiliated entities in which we own more than a 20% interest and do not have a controlling interest are accounted for using the equity method.

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Management believes that the estimates and assumptions used are reasonable.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash primarily consists of cash restricted for use to pay for distributions and expenses incurred under our and Exterran Partners, L.P.’s (together with its subsidiaries, the “Partnership”) asset-backed securitization facilities (see Note 11). Restricted cash is presented separately from cash and cash equivalents in the balance sheet and statement of cash flows.

Revenue Recognition

Revenue from contract operations is recorded when earned, which generally occurs monthly at the time the monthly service is provided to customers in accordance with the contracts. Aftermarket services revenue is recorded as products are delivered and title is transferred or services are performed for the customer.

Fabrication revenue is recognized using the percentage-of-completion method when the applicable criteria are met. We estimate percentage-of-completion for compressor and accessory fabrication on a direct labor hour to total labor hour basis. Production and processing equipment fabrication percentage-of-completion is estimated using the direct labor hour to total labor hour and the cost to total cost basis. The duration of these projects is typically between three and 36 months. Fabrication revenue is recognized using the completed contract method when the applicable criteria of the percentage-of-completion method are not met.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, accounts receivable and notes receivable. We believe that the credit risk in temporary cash investments is limited because our cash is held in accounts with several financial institutions. Trade accounts and notes receivable are due from companies of varying size engaged principally in oil and natural gas activities throughout the world. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of products and the services we provide them and the terms of our contract operations service contracts.

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

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During 2009, 2008 and 2007, our bad debt expense was $5.9 million, $4.0 million and $2.2 million, respectively.

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

Major improvements that extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. When fleet units are sold, retired or otherwise disposed of, the gain or loss is recorded in other (income) expense, net. Interest is capitalized during the construction period on equipment and facilities that are constructed for use in our operations. The capitalized interest is included as part of the cost of the asset to which it relates and is amortized over the asset’s estimated useful life.

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

Long-Lived Assets

We review for the impairment of long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. Identifiable intangibles are amortized over the assets’ estimated useful lives.

We hold investments in companies with operations in areas that relate to our business. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill is reviewed for impairment annually or whenever events indicate impairment may have occurred.

Deferred Revenue

Deferred revenue is primarily comprised of billings related to jobs where revenue is recognized on the percentage-of-completion method that have not begun, milestone billings related to jobs where revenue is recognized on the completed contract method and deferred revenue on contract operations jobs.

Other (Income) Expense, Net

Other (income) expense, net is primarily comprised of gains and losses from foreign currency translation and on the sale of assets.

Noncontrolling Interest

Noncontrolling interest is primarily comprised of the portion of the Partnership’s capital and earnings applicable to the limited partner interest in the Partnership not owned by us.

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

We operate in over 30 countries and, as a result, are subject to the jurisdiction of numerous domestic and foreign tax authorities. Our operations in these different jurisdictions are taxed on various bases: actual income before taxes, deemed profits (which are generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

We intend to indefinitely reinvest certain earnings of our foreign subsidiaries in operations outside the United States of America (“U.S.”), and accordingly, we have not provided for U.S. federal income taxes on such earnings. We do provide for the U.S. and additional foreign taxes on earnings anticipated to be repatriated from our foreign subsidiaries.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

The financial statements of subsidiaries outside the U.S., except those for which we have determined that the U.S. dollar is the functional currency, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting gains and losses from the translation of accounts into U.S. dollars are included in accumulated other comprehensive income (loss) on our consolidated balance sheets. For all subsidiaries, gains and losses from remeasuring foreign currency accounts into the functional currency are included in other (income) expense, net on our consolidated statements of operations.

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

The table below summarizes income (loss) attributable to Exterran stockholders (in thousands):

	Years Ended December 31,
	2009	2008	2007

Loss from continuing operations	$(253,168)	$(994,101)	$(10,204)
Income (loss) from discontinued operations, net of tax	(296,239)	46,752	44,773

Net income (loss) attributable to Exterran stockholders	$(549,407)	$(947,349)	$34,569

There were no potential shares of common stock included in computing the dilutive potential shares of common stock used in diluted income (loss) per common share for 2009, 2008, or 2007 as the effect would have been anti-dilutive. The table below indicates the potential shares of common stock issuable that were

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2009	2008	2007

Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	1,140	556	14
On exercise of options and vesting of restricted stock and restricted stock units	539	576	464
On settlement of employee stock purchase plan shares	30	16	2
On conversion of convertible junior subordinated notes due 2029	—	—	254
On exercise of warrants	1,604	—	—
On conversion of 4.25% convertible senior notes due 2014	8,762	—	—
On conversion of 4.75% convertible senior notes due 2014	3,114	3,114	3,114
On conversion of convertible senior notes due 2008	—	299	1,420

Net dilutive potential common shares issuable	15,189	4,561	5,268

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and changes in the fair value of derivative financial instruments, net of tax that are designated as cash flow hedges, and to the extent the hedge is effective. For the year ended December 31, 2009 we recorded an increase in accumulated other comprehensive income (loss) of $10.2 million, which is net of tax of $4.8 million, as a result of the changes in the fair values of derivatives designated as hedges.

Financial Instruments

Our financial instruments include cash, restricted cash, receivables, payables, interest rate swaps, foreign currency hedges and debt. At December 31, 2009 and 2008, the estimated fair value of such financial instruments, except for debt, approximated their carrying value as reflected in our consolidated balance sheets. As a result of the current credit environment, we believe that the fair value of our floating rate debt does not approximate its carrying value as of December 31, 2009 and 2008 because the applicable margin on our floating rate debt was below the market rates as of these dates. The fair value of our fixed rate debt has been estimated primarily based on quoted market prices. The fair value of our floating rate debt has been estimated based on similar debt transactions that occurred near December 31, 2009 and 2008. A summary of the fair value and carrying value of our debt as of December 31, 2009 and 2008 is shown in the table below (in thousands):

	As of December 31, 2009		As of December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Fixed rate debt	$409,506	$423,696	$144,088	$88,018
Floating rate debt	1,851,430	1,739,456	2,368,341	2,116,588

Total debt	$2,260,936	$2,163,152	$2,512,429	$2,204,606

GAAP requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May 2009, the Venezuelan government enacted a law that reserves to the State of Venezuela certain assets and services related to hydrocarbon primary activities, which included substantially all of our assets and services in Venezuela. The law provides that the reserved activities are to be performed by the State, by the State-owned oil company, Petroleos de Venezuela S.A. (“PDVSA”), or its affiliates, or through mixed companies under the control of PDVSA or its affiliates. The law authorizes PDVSA or its affiliates to take possession of the assets and take over control of those operations related to the reserved activities as a step prior to the commencement of an expropriation process, and permits the national executive of Venezuela to decree the total or partial expropriation of shares or assets of companies performing those services.

On June 2, 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela. By the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela.

While the law provides that companies whose assets are expropriated in this manner may be compensated in cash or securities, we are unable to predict what, if any, compensation Venezuela will ultimately offer in exchange for any such expropriated assets and, accordingly, we are unable to predict what, if any, compensation we ultimately will receive. We reserve and will continue to reserve the right to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investment treaties and customary international law. In this connection, on June 16, 2009, we delivered to the Venezuelan government and PDVSA an official notice of dispute relating to the seized assets and investments under the Agreement between Spain and Venezuela for the Reciprocal Promotion and Protection of Investments and under Venezuelan law. We maintained insurance for the risk of expropriation of our investments in Venezuela, subject to a policy limit of $50 million. During the year ended December 31, 2009, we recorded a receivable of $50 million related to this insurance policy because we determined that recovery under this policy of a portion of our loss was probable. We collected the $50 million under our policy in January 2010. Under the terms of the insurance policy, certain compensation we may receive from the Venezuelan government or PDVSA for our expropriated assets and operations will be applied first to the reimbursement of out-of-pocket expenses incurred by us and the insurance company, second to the insurance company until the $50 million payment has been repaid and third to us.

As a result of PDVSA taking possession of substantially all of our assets and operations in Venezuela, we recorded asset impairments during the year ended December 31, 2009, totaling $329.7 million ($379.7 million excluding the insurance proceeds of $50 million). These charges primarily related to receivables, inventory, fixed assets and goodwill, and is reflected in Income (loss) from discontinued operations. These asset impairments are reflected as loss from discontinued operations, net of tax in our consolidated statements of operations. We believe the fair value of our seized Venezuelan operations substantially exceeds the historical cost-based carrying value of the assets, including the goodwill allocable to those operations; however, GAAP

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires that our claim be accounted for as a gain contingency with no benefit being recorded until resolved. Accordingly, we did not include any compensation we may receive for our seized assets and operations from Venezuela in recording the loss on expropriation.

The expropriation of our business in Venezuela meets the criteria established for recognition as discontinued operations under ASC 205, “Presentation of Financial Statements.” Therefore, our Venezuela contract operations and aftermarket services businesses are now reflected as discontinued operations in our consolidated statements of operations.

In January 2010, the Venezuelan government announced a devaluation of the Venezuelan bolivar. We expect this devaluation will result in a gain in discontinued operations as the functional currency of our Venezuela subsidiary is the U.S. dollar and we had more liabilities than assets denominated in local currency in Venezuela as of December 31, 2009. We had approximately $28 million of net liabilities denominated in local currency in Venezuela as of December 31, 2009. The exchange rate used to remeasure these net liabilities changed from 2.15 bolivars per U.S. dollar at December 31, 2009 to 4.3 bolivars per U.S. dollar in January 2010.

The table below summarizes the operating results of the discontinued operations (in thousands):

	Years Ended December 31,
	2009	2008	2007

Revenues	$69,050	$154,535	$114,696
Expenses and selling, general and administrative	61,761	123,981	84,157
Loss attributable to expropriation, net of insurance proceeds	329,685	—	—
Other (income) expense, net	(7,571)	(16,390)	(24,637)
Provision for (benefit from) income taxes	(18,586)	192	10,403

Income (loss) from discontinued operations, net of tax	$(296,239)	$46,752	$44,773

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the balance sheet data for discontinued operations (in thousands):

	December 31,
	2009	2008

Cash	$1,841	$2,485
Accounts receivable	177	73,994
Political risk insurance receivable	50,000	—
Inventory	169	31,290
Other current assets	5,965	31,409

Total current assets associated with discontinued operations	58,152	139,178
Property, plant and equipment, net	386	237,644
Goodwill, net	—	32,602
Intangibles and other long-term assets	—	4,820

Total assets associated with discontinued operations	$58,538	$414,244

Accounts payable	$9,543	$7,467
Accrued liabilities	12,336	25,115
Deferred revenues	—	5,050

Total current liabilities associated with discontinued operations	21,879	37,632
Deferred income taxes	—	28,273
Other long-term liabilities	16,667	26,524

Total liabilities associated with discontinued operations	$38,546	$92,429

3.	Business Acquisitions

In January 2007, Universal acquired B.T.I. Holdings Pte Ltd (“B.T.I.”) and its wholly-owned subsidiary B.T. Engineering Pte Ltd, a Singapore based fabricator of oil and natural gas, petrochemical, marine and offshore equipment, including pressure vessels, floating, production, storage and offloading process modules, terminal buoys, turrets, natural gas compression units and related equipment. As a result of the acquisition, we had contingent payment obligations and during 2009 we paid contingent purchase price payments of $17.9 million. As of December 31, 2009, we have accrued $1.0 million for the final contingent purchase price amount.

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

As a result of the merger, each outstanding share of common stock of Universal was converted into one share of Exterran common stock, which resulted in the issuance of approximately 30.3 million shares of Exterran common stock. Additionally, each outstanding share of Hanover common stock was converted into 0.325 shares of common stock of Exterran, which resulted in the issuance of approximately 35.6 million shares of Exterran common stock. Exterran’s common stock began trading on the New York Stock Exchange under the symbol “EXH” on August 21, 2007, concurrent with the cessation of the trading of Hanover and Universal common stock. The merger has been accounted for as a purchase business combination. We determined that Hanover was the acquirer for accounting purposes and therefore our financial statements

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflect Hanover’s historical results for periods prior to the merger date. We have included the financial results of Universal in our consolidated financial statements beginning August 20, 2007.

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

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Hanover and Universal, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results. The pro forma information for 2007 excludes non-recurring items related to merger and integration expenses. The pro forma information for 2007 includes $77.1 million of debt extinguishment related charges and $61.9 million of fleet impairment charges incurred in the third quarter of 2007, as discussed in Notes 11 and 14, respectively, below. The pro forma amounts represent the historical operating results of Hanover and Universal with adjustments for purchase accounting expenses and to conform accounting policies that affect revenues, cost of sales, selling, general and administrative expenses, depreciation and amortization, interest expense, other income (expense), net and income taxes (in thousands, except per share amounts):

Year Ended
December 31, 2007

Total revenues from continuing operations	$3,175,576

Net income from continuing operations	$70,996

Basic income from continuing operations per common share	$1.10

Diluted income from continuing operations per common share	$1.08

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

In July 2008, we acquired EMIT Water Discharge Technology, LLC (“EMIT”), a leading provider of contract water management and processing services, primarily to the coalbed methane industry, for approximately $108.6 million. Under the purchase method of accounting, the total purchase price was allocated to EMIT’s net tangible and intangible assets based on their estimated fair value at the purchase date. This allocation resulted in goodwill and intangible assets of $45.8 million and $41.7 million, respectively. Goodwill associated with this acquisition was written off in 2008 in connection with the goodwill impairment of our North America contract operations business. The intangible assets for contracts and customer relationships are being amortized through 2017 and 2019, respectively, based on the present value of expected income to be realized from these assets. The intangible assets for non-compete agreements and technology will be amortized through 2013 and 2027, respectively. The goodwill and intangible assets from this acquisition are deductible for U.S. federal income tax purposes.

4.	Inventory

Inventory, net of reserves, consisted of the following amounts (in thousands):

	December 31,
	2009	2008

Parts and supplies	$284,849	$290,858
Work in progress	154,763	187,579
Finished goods	50,370	17,372

Inventory, net of reserves	$489,982	$495,809

During 2009, 2008 and 2007, we recorded $5.3 million, $2.1 million and $0.7 million, respectively, in inventory write-downs and reserves for inventory, which were either obsolete, excess or carried at a price above market value. As of December 31, 2009 and 2008, we had inventory reserves of $18.4 million and $16.3 million, respectively.

5.	Fabrication Contracts

Costs, estimated earnings and billings on uncompleted contracts consisted of the following (in thousands):

	December 31,
	2009	2008

Costs incurred on uncompleted contracts	$1,220,266	$1,522,102
Estimated earnings	288,460	282,238

	1,508,726	1,804,340
Less — billings to date	(1,484,790)	(1,742,808)

	$23,936	$61,532

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs, estimated earnings and billings on uncompleted contracts are presented in the accompanying financial statements as follows (in thousands):

	December 31,
	2009	2008

Costs and estimated earnings in excess of billings on uncompleted contracts	$180,181	$219,487
Billings on uncompleted contracts in excess of costs and estimated earnings	(156,245)	(157,955)

	$23,936	$61,532

6.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2009	2008

Compression equipment, facilities and other fleet assets	$4,355,915	$4,314,566
Land and buildings	174,004	175,204
Transportation and shop equipment	207,035	182,402
Other	125,435	108,170

	4,862,389	4,780,342
Accumulated depreciation	(1,458,035)	(1,344,120)

Property, plant and equipment, net	$3,404,354	$3,436,222

Depreciation expense was $322.3 million, $293.4 million and $216.3 million in 2009, 2008 and 2007, respectively. Assets under construction of $201.5 million and $214.2 million are included in compression equipment, facilities and other fleet assets at December 31, 2009 and 2008, respectively. We capitalized $4.1 million, $0.3 million and $1.2 million of interest related to construction in process during 2009, 2008 and 2007, respectively.

7.	Intangible and Other Assets

Intangible and other assets consisted of the following (in thousands):

	December 31,
	2009	2008

Deferred debt issuance and leasing transactions costs, net	$18,004	$13,993
Notes and other receivables	490	3,750
Intangible assets, net	184,750	216,590
Deferred taxes	34,290	35,768
Other	36,349	24,151

Intangibles and other assets, net	$273,883	$294,252

Notes receivable result primarily from customers for sales of equipment or advances to other parties in the ordinary course of business.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets and deferred debt issuance costs consisted of the following (in thousands):

	December 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Deferred debt issuance costs	$28,087	$(10,083)	$20,541	$(6,548)
Marketing related (20 year life)	715	(270)	750	(115)
Customer related (11-20 year life)	171,638	(40,634)	172,012	(21,640)
Technology based (20 year life)	32,156	(3,045)	32,360	(1,212)
Contract based (2-11 year life)	64,164	(39,974)	65,632	(31,197)

Intangible assets and deferred debt issuance costs	$296,760	$(94,006)	$291,295	$(60,712)

Amortization of deferred debt issuance costs totaled $3.9 million, $3.4 million and $4.7 million in 2009, 2008 and 2007, respectively, and are recorded to interest expense in our consolidated statements of operations. Amortization of intangible costs totaled $30.5 million, $37.5 million and $16.2 million in 2009, 2008 and 2007, respectively. Customer related intangible assets acquired in connection with the merger are being amortized based upon the expected cash flows over a 17-year period. Deferred financing costs of $16.4 million were written off in conjunction with the refinancing completed during the third quarter of 2007 and recorded to debt extinguishment costs in our consolidated statements of operations.

Estimated future intangible and deferred debt issuance cost amortization expense is as follows (in thousands):

2010	$32,355
2011	28,800
2012	25,011
2013	20,111
2014	15,753
Thereafter	80,724

$202,754

8.	Investments in Non-Consolidated Affiliates

Investments in affiliates that are not controlled by Exterran but where we have the ability to exercise significant influence over the operations are accounted for using the equity method. Our share of net income or losses of these affiliates is reflected in the consolidated statements of operations as equity in (income) loss of non-consolidated affiliates. Our primary equity method investments have been primarily comprised of entities that own, operate, service and maintain compression and other related facilities, as well as water injection plants.

Our ownership interest and location of each equity method investee at December 31, 2009 is as follows:

	Ownership
	Interest	Location	Type of Business

PIGAP II	30.0%	Venezuela	Gas Compression Plant
El Furrial	33.3%	Venezuela	Gas Compression Plant

We also had a 35.5% ownership interest in each of the SIMCO Consortium and Harwat that we sold in November 2009. The SIMCO Consortium and Harwat operate a water injection plant in Venezuela. The

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summarized financial information in the tables below include the investees listed above as well as the SIMCO Consortium and Harwat through their disposition date in November 2009.

Summarized balance sheet information for investees accounted for by the equity method is as follows (on a 100% basis, in thousands):

	December 31,
	2009	2008

Current assets	$2,271	$219,518
Non-current assets	24,767	403,162
Current liabilities, including current debt	147,541	259,396
Long-term debt payable	1,846	28,063
Other non-current liabilities	28,947	136,760
Owners’ equity (deficit)	(151,296)	198,460

Summarized combined earnings information for these entities consisted of the following amounts (on a 100% basis, in thousands):

	Years Ended December 31,
	2009	2008	2007

Revenues	$8,381	$208,148	$192,923
Operating income (loss)	(400,727)	104,543	91,718
Net income (loss)	(343,680)	46,922	29,683

Due to unresolved disputes with its only customer, PDVSA, SIMCO sent a notice to PDVSA in the fourth quarter of 2008 stating that SIMCO might not be able to continue to fund its operations if some of its outstanding disputes were not resolved and paid in the near future. On February 25, 2009, the Venezuelan National Guard occupied SIMCO’s facilities and during March transitioned the operation of SIMCO, including the hiring of SIMCO’s employees, to PDVSA.

During the third quarter of 2007, we determined that the financial condition and near and long-term prospects of our investment in the SIMCO Consortium and Harwat had declined and that we had a loss in our investment that was not temporary. This decline was primarily caused by increased costs to operate their business that were not expected to improve in the near term. In the third quarter of 2007, we recorded an impairment of our investment in the SIMCO Consortium and Harwat of $6.7 million, which is reflected as a charge in equity in income (loss) of non-consolidated affiliates in our consolidated statements of operations.

During the first quarter of 2009, we determined that the expected proceeds from our investment in the SIMCO Consortium and Harwat would be less than the book value of our investment and, as a result, that the fair value of our investment had declined and the loss in value was not temporary. Therefore, we recorded an impairment charge in the first quarter of 2009 of $6.5 million, which is reflected as a charge in equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations.

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

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Because the assets and operations of our investments in our remaining non-consolidated affiliates have been expropriated, we currently do not expect to have significant, if any, equity earnings in non-consolidated affiliates in the future from these investments.

During 2009, 2008 and 2007, we received approximately zero, $3.7 million and $8.5 million, respectively, in dividends from our joint ventures. At December 31, 2009 and 2008, we had cumulatively recognized approximately zero and $14.4 million, respectively, of earnings, net of tax, in excess of distributions from these joint ventures.

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

The first step in performing a goodwill impairment test is to compare the estimated fair value of each reporting unit with its recorded net book value (including the goodwill). If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the reporting unit. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill for the reporting unit, and the recorded amount is written down to the hypothetical amount, if lower.

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

As discussed in Note 2, on June 2, 2009, PDVSA commenced taking possession of our assets and operations in Venezuela. By the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. We determined that this event could indicate an impairment of our

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

international contract operations and aftermarket services reporting units’ goodwill and therefore performed a goodwill impairment test for these reporting units in the second quarter of 2009.

Our international contract operations reporting unit failed the goodwill impairment test and we recorded an impairment of goodwill in our international contract operations reporting unit of $150.8 million in the second quarter of 2009. The $32.6 million of goodwill related to our Venezuela contract operations and aftermarket services businesses was also written off in the second quarter of 2009 as part of our loss from discontinued operations. The decrease in value of our international contract operations reporting unit was primarily caused by the loss of our operations in Venezuela.

In 2008, there were severe disruptions in the credit and capital markets and reductions in global economic activity which had significant adverse impacts on stock markets and oil-and-gas-related commodity prices, both of which we believe contributed to a significant decline in our stock price and corresponding market capitalization. We determined that the deepening recession and financial market crisis, along with the continuing decline in the market value of our common stock resulted in an impairment of all of the goodwill in our North America contract operations reporting unit. These factors impacted our estimated weighted average cost of capital and multiples used in determining the fair value of our reporting units in 2008.

Our North America contract operations reporting unit failed the goodwill impairment test and we recorded an impairment of goodwill in our North America contract operations reporting unit of $1,148.4 million in 2008. All of our other reporting units passed the goodwill impairment test. If for any reason the fair value of our goodwill or that of any of our reporting units declines below the carrying value in the future, we may incur additional goodwill impairment charges.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the change in the net carrying amount of goodwill for the years ended December 31, 2009 and 2008 (in thousands):

	North America	International
	contract	contract	Aftermarket
	operations	operations	services	Fabrication	Total

Balance as of December 31, 2007:
Goodwill	$1,114,181	$145,053	$65,272	$186,342	$1,510,848
Accumulated impairment losses	—	—	—	(87,569)	(87,569)

	1,114,181	145,053	65,272	98,773	1,423,279
Goodwill acquired during year	45,839	—	—	14,747	60,586
Impairment losses	(1,148,371)	—	—	—	(1,148,371)
Impact of foreign currency Translation	(6,020)	(8,476)	(5,091)	(3,258)	(22,845)
Purchase adjustments	(5,629)	6,332	187	(5,515)	(4,625)

Balance as of December 31, 2008:
Goodwill	1,148,371	142,909	60,368	192,316	1,543,964
Accumulated impairment losses	(1,148,371)	—	—	(87,569)	(1,235,940)

	—	142,909	60,368	104,747	308,024
Impairment losses	—	(150,778)	—	—	(150,778)
Dispositions	—	—	(1,528)	—	(1,528)
Impact of foreign currency Translation	—	7,869	3,631	8,824	20,324
Purchase adjustments	—	—	—	19,122	19,122

Balance as of December 31, 2009:
Goodwill	1,148,371	150,778	62,471	220,262	1,581,882
Accumulated impairment losses	(1,148,371)	(150,778)	—	(87,569)	(1,386,718)

	$—	$—	$62,471	$132,693	$195,164

10.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2009	2008

Accrued salaries and other benefits	$60,950	$73,783
Accrued income and other taxes	119,683	128,115
Accrued warranty expense	4,393	6,535
Accrued interest	8,377	7,834
Accrued other liabilities	79,588	65,579
Interest rate swaps fair value	48,421	30,424

Accrued liabilities	$321,412	$312,270

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2009	2008

Revolving credit facility due August 2012	$68,929	$269,591
Term loan	780,000	800,000
2007 asset-backed securitization facility notes due July 2012	570,000	900,000
Partnership’s revolving credit facility due October 2011	285,000	281,250
Partnership’s term loan facility due October 2011	117,500	117,500
Partnership’s asset-backed securitization facility notes due July 2013	30,000	—
4.25% convertible senior notes due June 2014 (presented net of the unamortized discount of $89.5 million as of December 31, 2009)	265,469	—
4.75% convertible senior notes due January 2014	143,750	143,750
Other, interest at various rates, collateralized by equipment and other assets	288	338

	2,260,936	2,512,429
Less current maturities	—	(101)

Long-term debt	$2,260,936	$2,512,328

Exterran Senior Secured Credit Facility

On August 20, 2007, we entered into a senior secured credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement consists of (a) a five-year revolving credit facility in the aggregate amount of $850 million, which includes a variable allocation for a Canadian tranche and the ability to issue letters of credit under the facility and (b) a six-year term loan senior secured credit facility, in the aggregate amount of $800 million with principal payments due on multiple dates through June 2013 (collectively, the “Credit Facility”). Subject to certain conditions as of December 31, 2009, at our request and with the approval of the lenders, the aggregate commitments under the Credit Facility may be increased by an additional $400 million less certain adjustments.

As of December 31, 2009, we had $68.9 million in outstanding borrowings and $303.5 million in letters of credit outstanding under our revolving credit facility and $780.0 million in outstanding borrowings under our term loan senior secured credit facility. Additional borrowings of up to approximately $477.6 million were available under the revolving credit facility as of December 31, 2009.

The Credit Agreement bears interest, if the borrowings are in U.S. dollars, at LIBOR or a base rate, at our option, plus an applicable margin or, if the borrowings are in Canadian dollars, at U.S. dollar LIBOR, U.S. dollar base rate or Canadian prime rate, at our option, plus the applicable margin or the Canadian dollar bankers’ acceptance rate. The base rate is the higher of the U.S. Prime Rate or the Federal Funds Rate plus 0.5%. The applicable margin varies depending on the debt ratings of our senior secured indebtedness (i) in the case of LIBOR loans, from 0.65% to 1.75% or (ii) in the case of base rate or Canadian prime rate loans, from 0.0% to 0.75%. At December 31, 2009, all amounts outstanding were LIBOR loans and the applicable margin was 0.825%. The weighted average interest rate at December 31, 2009 on the outstanding balance, excluding the effect of interest rate swaps, was 1.1%.

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, limitations on incurrence of indebtedness, investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. We must also

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Exterran Asset-Backed Securitization Facility

In August 2007, Exterran ABS entered into a $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”), which was reduced to an $800 million facility in October 2009 concurrent with the closing of the Partnership’s asset-backed securitization facility, as described below. The amount outstanding at any time is limited to the lower of (i) 80% of the value of the natural gas compression equipment owned by Exterran ABS and its subsidiaries (as defined in the agreement), (ii) 4.5 times free cash flow or (iii) the amount calculated under an interest coverage test. Based on these tests, the limit on the amount outstanding can be increased or decreased in future periods. The related indenture contains customary terms and conditions with respect to an issuance of asset-backed securities, including representations and warranties, covenants and events of default. As of December 31, 2009, we had $570.0 million in outstanding borrowings under the 2007 ABS Facility and $230.0 million of unfunded commitments. As of December 31, 2009, due to certain covenant limitations under the facility, only approximately $58.2 million of the $230.0 million in unfunded commitments could have been available for additional borrowings, if such facility were fully funded with all eligible contract compression assets available at that time. If our operations within Exterran ABS experience additional reductions in cash flows, the amount available for additional borrowings could be further reduced. If the outstanding borrowings exceed the amount allowed based on the limitations, we can utilize either certain cash flows from Exterran ABS’s operations or borrowings under our revolving credit facility, or a combination of both, to reduce the amount of borrowings outstanding to the amount allowed pursuant to the limitations. Interest and fees payable to the noteholders accrue on these notes at a variable rate consisting of one month LIBOR plus an applicable margin of 0.825%. The weighted average interest rate at December 31, 2009 on borrowings under the 2007 ABS Facility, excluding the effect of interest rate swaps, was 1.1%. The 2007 ABS Facility is revolving in nature and is payable in July 2012.

Repayment of the 2007 ABS Facility notes has been secured by a pledge of all of the assets of Exterran ABS, consisting primarily of specified compression services contracts and a fleet of natural gas compressors. Under the 2007 ABS Facility, we had $12.9 million of restricted cash as of December 31, 2009.

The Partnership Revolving Credit Facility and Term Loan

The Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership (together with the Partnership, the “Partnership Borrowers”), are parties to a senior secured credit agreement (the “Partnership Credit Agreement”) that provides for a five-year, $315 million revolving credit facility that matures in October 2011. As of December 31, 2009, there was $285.0 million in outstanding borrowings under the revolving credit facility and $30.0 million was available for additional borrowings.

The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on its leverage ratio, varies (i) in the case of LIBOR loans, from 1.0% to 2.0% or (ii) in the case of base rate loans, from 0.0% to 1.0%. The base rate is the higher of the U.S. Prime Rate or the Federal Funds Rate plus 0.5%. At December 31, 2009 all amounts

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding were LIBOR loans and the applicable margin was 1.75%. The weighted average interest rate on the outstanding balance of the Partnership’s revolving credit facility, at December 31, 2009, excluding the effect of interest rate swaps, was 2.1%.

In May 2008, the Partnership Borrowers entered into an amendment to the Partnership Credit Agreement that increased the aggregate commitments under that facility to provide for a $117.5 million term loan facility. The $117.5 million term loan was funded during July 2008 and $58.3 million was drawn on the Partnership’s revolving credit facility, which together were used to repay the debt assumed by the Partnership concurrent with the closing of the acquisition by the Partnership from us of certain contract compression assets and to pay other costs incurred. The $117.5 million term loan is non-amortizing but must be repaid with the net cash proceeds from any equity offerings of the Partnership until paid in full.

The term loan bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on its leverage ratio, varies (i) in the case of LIBOR loans, from 1.5% to 2.5% or (ii) in the case of base rate loans, from 0.5% to 1.5%. Borrowings under the term loan are subject to the same credit agreement and covenants as the Partnership’s revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings of the Partnership, on a dollar-for-dollar basis. At December 31, 2009, all amounts outstanding were LIBOR loans and the applicable margin was 2.25%. The weighted average interest rate on the outstanding balance of the Partnership’s term loan at December 31, 2009, excluding the effect of interest rate swaps, was 2.5%.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the personal property assets of the Partnership

Borrowers, other than the assets of EXLP ABS 2009 LLC and its subsidiaries, which secure the Partnership’s asset-backed securitization facility discussed below. In addition, all of the membership interests of the Partnership’s restricted subsidiaries have been pledged to secure the obligations under the Partnership Credit Agreement. Subject to certain conditions, at the Partnership’s request, and with the approval of the lenders, the aggregate commitments under the Partnership’s revolving credit facility may be increased by an additional $17.5 million. This amount will be increased on a dollar-for-dollar basis with each payment under the term loan facility.

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including restrictions on the use of proceeds from borrowings and limitations on its ability to: incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.5 to 1.0, and a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.0 to 1.0. As of December 31, 2009, the Partnership maintained a 5.2 to 1.0 EBITDA to Total Interest Expense ratio and a 4.0 to 1.0 Total Debt to EBITDA ratio. The Partnership Credit Agreement allows for the Partnership’s Total Debt to EBITDA ratio to be increased from 5.0 to 1.0 to 5.5 to 1.0 during a quarter when an acquisition closes meeting certain thresholds and for the following two quarters after the acquisition closes. Therefore, because the Partnership acquired from us additional contract operations customer service agreements and a fleet of compressor units used to provide compression services under those agreements which met the applicable thresholds in the fourth quarter of 2009, the maximum allowed ratio of Total Debt to EBITDA was increased from 5.0 to 1.0 to 5.5 to 1.0 for the period from December 31, 2009 through June 30, 2010. After June 30, 2010, the Partnership’s required Total Debt to EBITDA ratio will revert to 5.0 to 1.0. If the Partnership continues to experience a deterioration in the demand for its services and is unable to consummate further acquisitions from us, amend its senior secured credit facility or restructure its debt, it estimates that it could be in violation of the maximum Total Debt to

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EBITDA covenant ratio contained in its senior secured credit facility in 2010. As of December 31, 2009, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

The Partnership Asset-Backed Securitization Facility

In October 2009, the Partnership entered into a new $150 million asset-backed securitization facility (the “2009 ABS Facility”). The 2009 ABS Facility notes are revolving in nature and are payable in July 2013. Interest and fees payable to the noteholders accrue on these notes at a variable rate consisting of an applicable margin of 3.5% plus, at the Partnership’s option, either LIBOR or a base rate. The weighted average interest rate on the outstanding balance of the 2009 ABS Facility at December 31, 2009, excluding the effect of interest rate swaps, was 3.8%. Repayment of the 2009 ABS Facility notes has been secured by a pledge of all of the assets of EXLP ABS 2009 LLC and its subsidiaries, consisting primarily of specified compression services contracts and a fleet of natural gas compressor units. The amount outstanding at any time is limited to the lower of (i) 75% of the value of the natural gas compression equipment owned by EXLP ABS 2009 LLC and its subsidiaries (as defined in the agreement), (ii) 4.0 times free cash flow or (iii) the amount calculated under an interest coverage test. Additionally, the Partnership Credit Agreement limits the amount we can borrow under the 2009 ABS Facility to two times the Partnership’s EBITDA (as defined in the Partnership Credit Agreement). The related indenture contains customary terms and conditions with respect to an issuance of asset-backed securities, including representations and warranties, covenants and events of default.

As of December 31, 2009, there was $30.0 million in outstanding borrowings under the 2009 ABS Facility and $120.0 million of unfunded commitments. Under the 2009 ABS Facility, the Partnership had $0.4 million of restricted cash as of December 31, 2009.

4.25% Convertible Senior Notes

In June 2009, we issued under our shelf registration statement $355.0 million aggregate principal amount of 4.25% convertible senior notes due June 2014 (the “4.25% Notes”), including $30.0 million principal amount issued pursuant to the underwriter’s overallotment option. The 4.25% Notes are convertible upon the occurrence of certain conditions into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. The 4.25% Notes’ intrinsic value did not exceed their principal amount as of December 31, 2009. We may not redeem the notes prior to the maturity date of the notes.

ASC 470-20, “Debt — Debt with Conversion and Other Options” (“ASC 470-20”), requires that the liability and equity components of certain convertible debt instruments that may be settled in cash upon conversion be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. Our 4.25% Notes are being accounted for under ASC 470-20, and $97.9 million was recorded as a debt discount and reflected in equity related to the convertible feature of these notes. The unamortized discount on the 4.25% Notes will be amortized using the effective interest method through June 30, 2014. During the year ended December 31, 2009, we recognized $8.4 million of interest expense related to the contractual interest coupon and $8.3 million of amortization of the debt discount, respectively. The effective interest rate on the debt component of these notes was 11.67% for the year ended December 31, 2009.

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

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4.75% Convertible Senior Notes

In December 2003, we issued $143.75 million aggregate principal amount of 4.75% Convertible Senior Notes due January 15, 2014 (the “4.75% Notes”). In connection with the closing of the merger, on August 20, 2007, we executed supplemental indentures between Hanover and the trustees, pursuant to which Exterran Holdings, Inc. agreed to fully and unconditionally guarantee the obligations of Hanover relating to the 4.75% Notes. Hanover, renamed Exterran Energy Corp., the issuer of the 4.75% Notes, is a wholly-owned subsidiary of Exterran Holdings, Inc. There are no significant restrictions on the ability of Exterran Holdings, Inc. to obtain funds from Exterran Energy Corp. by dividend or loan.

The 4.75% Notes are our general unsecured obligations and rank equally in right of payment with all of our other senior debt. The 4.75% Notes are effectively subordinated to all existing and future liabilities of our subsidiaries.

The 4.75% Notes are convertible into a whole number of shares of our common stock and cash in lieu of fractional shares. The 4.75% Notes are convertible at the option of the holder into shares of our common stock at a conversion rate of 21.6667 shares of common stock per $1,000 principal amount of convertible senior notes, which is equivalent to a conversion price of approximately $46.15 per share.

At any time on or after January 15, 2011 but prior to January 15, 2013, we may redeem some or all of the 4.75% Notes at a redemption price equal to 100% of the principal amount of the 4.75% Notes plus accrued and unpaid interest, if any, if the price of our common stock exceeds 135% of the conversion price of the convertible senior notes then in effect for 20 trading days out of a period of 30 consecutive trading days. At any time on or after January 15, 2013, we may redeem some or all of the 4.75% Notes at a redemption price equal to 100% of the principal amount of the 4.75% Notes plus accrued and unpaid interest, if any. Holders have the right to require us to repurchase the 4.75% Notes upon a specified change in control, at a repurchase price equal to 100% of the principal amount of 4.75% Notes plus accrued and unpaid interest, if any.

Debt Compliance

We were in compliance with our debt covenants as of December 31, 2009. If we fail to remain in compliance with our financial covenants we would be in default under our credit agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business, operations or prospects that, taken as a whole, impacted our ability to perform our obligations under our credit agreements, this could lead to a default under our credit agreements. A default under one or more of our debt agreements, including a default by the Partnership under its credit facilities, would trigger cross-default provisions under certain of our debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Extinguishment Charges

In connection with the merger, in the third quarter of 2007 we refinanced various debt instruments and incurred debt extinguishment charges. A summary of these charges is shown below (in thousands):

Tender fees	$46,268
Call premium	7,497
Unamortized deferred financings costs	16,385

Charges included in debt extinguishment costs	70,150
Termination of interest rate swaps (included in Interest expense)	6,964

Total debt extinguishment costs and related charges	$77,114

Long-term Debt Maturity Schedule

Contractual maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2009 are as follows (in thousands):

	December 31, 2009

2010	$40,179	(1)
2011	462,565
2012	998,973
2013	350,000
2014	498,750	(2)
Thereafter	—

Total debt	$2,350,467

(1)	Maturities of $40.2 million due in 2010 are classified as long-term because we have the intent and ability to refinance these maturities with available credit.

(2)	This amount includes the full face value of the 4.25% Notes and is not reduced by the unamortized discount of $89.5 million as of December 31, 2009.

12.	Accounting for Derivatives

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

Interest Rate Risk

At December 31, 2009, we were a party to interest rate swaps in which we pay fixed payments and receive floating payments on a notional value of $1,445.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $1,374.7 million expiring through January 2013 and the remaining interest rate swaps expiring through October 2019. The weighted average effective fixed interest rate payable on our interest rate swaps was 4.2% as of December 31, 2009. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded approximately $0.6 million and $2.1 million of interest expense in the years ended December 31, 2009 and 2008, respectively, due to the ineffectiveness related to these swaps. We estimate that approximately $48.4 million of deferred pre-tax losses, included in our accumulated other comprehensive loss at December 31, 2009, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

Foreign Currency Exchange Risk

We operate in over 30 countries throughout the world, and a fluctuation in the value of the currencies of these countries relative to the U.S. dollar could impact our profits from international operations and the value of the net assets of our international operations when reported in U.S. dollars in our financial statements. From time to time we may enter into foreign currency hedges to reduce our foreign exchange risk associated with cash flows we will receive in a currency other than the functional currency of the local Exterran affiliate that entered into the contract. The impact of foreign currency exchange on our condensed consolidated statements of operations will depend on the amount of our net asset and liability positions exposed to currency fluctuations in future periods.

Foreign currency hedges that meet the hedging requirements or that qualify for hedge accounting treatment are accounted for as cash flow hedges and changes in the fair value are recognized as a component of comprehensive income (loss) to the extent the hedge is effective. The amounts recognized as a component of other comprehensive income (loss) will be reclassified into earnings (loss) in the periods in which the underlying foreign currency exchange transaction is recognized. For foreign currency hedges that do not qualify for hedge accounting treatment, changes in fair value and gains and losses on settlement are included in other (income) expense, net in our condensed consolidated statements of operations.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	December 31, 2009
		Fair Value
	Balance Sheet Location	Asset (Liability)

Derivatives designated as hedging instruments:
Interest rate hedges	Intangibles and other assets	$262
Interest rate hedges	Accrued liabilities	(48,421)
Interest rate hedges	Other long-term liabilities	(35,300)

Total derivatives		$(83,459)

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
		Location of Gain	Gain (Loss)
	Gain (Loss)	(Loss) Reclassified	Reclassified from
	Recognized in Other	from Accumulated	Accumulated Other
	Comprehensive	Other Comprehensive	Comprehensive
	Income (Loss) on	Income (Loss) into	Income (Loss) into
	Derivatives	Income (Loss)	Income (Loss)

Derivatives designated as cash flow hedges:
Interest rate hedges	$49,200	Interest expense	$37,366
Foreign currency hedge	781	Fabrication revenue	(473)

Total	$49,981		$36,893

Year Ended December 31, 2009
Amount of Gain
(Loss)
	Location of Gain (Loss)		Recognized in
	Recognized in Income (Loss)		Income (Loss)
	on Derivative		on Derivative

Derivatives not designated as hedging instruments:
Foreign currency derivative	Other income (expense	), net	$(106)

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

13.	Fair Value Measurements

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

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the valuation of our interest rate swaps and impaired assets during 2009 under ASC 820 pricing levels as of the date of valuation (in thousands):

		Quoted
		Market
		Prices in	Significant	Significant
		Active	Other	Unobservable
		Markets	Observable	Inputs
	Total	(Level 1)	Inputs (Level 2)	(Level 3)

Interest rate swaps asset (liability)	$(83,459)	$—	$(83,459)	$—
Impairment of fleet units	7,955	—	—	7,955
International contract operations goodwill	—	—	—	—
Impairment of investments in non-consolidated affiliates	1,217	—	—	1,217
Impairment of manufacturing facilities	9,471	—	9,471	—

The following table summarizes the valuation of our derivatives and impaired assets during 2008 under ASC 820 pricing levels as of the date of valuation (in thousands):

		Quoted
		Market
		Prices in	Significant	Significant
		Active	Other	Unobservable
		Markets	Observable	Inputs
	Total	(Level 1)	Inputs (Level 2)	(Level 3)

Interest rate swaps asset (liability)	$(99,535)	$—	$(99,535)	$—
Foreign currency derivatives asset (liability)	(3,312)	—	(3,312)	—
Impairment of fleet units	15,318	—	—	15,318
North America contract operations goodwill	—	—	—	—

Our interest rate swaps and foreign currency derivatives are recorded at fair value utilizing a combination of the market and income approach to fair value. We used discounted cash flows and market based methods to compare similar derivative instruments. Our estimate of the fair value of the impaired fleet units was based on the estimated component value of the equipment that we plan to use. See Note 9 for a discussion of the valuation methodology we used related to the goodwill impairments. Our estimate of the fair value of our investments in non-consolidated affiliates was based on discounted cash flow models that use probability weighted estimated cash flows to estimate the fair value of our investment in these non-consolidated affiliates. The primary inputs for the cash flow models were estimates of cash flows from operations we received from management of the joint ventures and our estimates of final proceeds that we would ultimately receive. Our estimate of the fair value of the impaired manufacturing facilities was based on sales of similar assets.

14.	Fleet Impairment

As a result of a decline in market conditions and operating horsepower in North America during 2009, we reviewed the idle compression assets used in our contract operations segments for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. As a result of that review, we determined that 1,232 units representing 264,900 horsepower would be retired from the fleet. We performed a cash flow analysis of the expected proceeds from the disposition of these units to determine the fair value of the fleet assets we will no longer utilize in our operations. The net book value of these assets exceeded the fair value by $91.0 million and was recorded as a long-lived asset impairment.

During 2008, management identified certain fleet units that will not be used in our contract operations business in the future and recorded a $1.5 million impairment. During 2008, we also recorded a $1.0 million impairment related to the loss sustained on offshore units that were on platforms which capsized during

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hurricane Ike. These fleet impairments are recorded in Fleet impairment expense in the consolidated statements of operations.

We were involved in a project in the Cawthorne Channel in Nigeria (the “Cawthorne Channel Project”), to process natural gas from certain Nigerian oil and natural gas fields. The area in Nigeria where the Cawthorne Channel Project was located experienced local civil unrest and violence, and natural gas delivery to the Cawthorne Channel Project was stopped for significant periods of time starting in June 2006. Additionally, in late July 2008, a vessel owned by a third party that provided storage and splitting services for the liquids processed by our facility was the target of a local security incident. As a result, the Cawthorne Channel Project only operated for limited periods of time beginning in June 2006.

As a result of these operational difficulties and taking into consideration the project’s historical performance and declines in commodity prices, we undertook an assessment of our estimated future cash flows from the Cawthorne Channel Project. Based on the analysis we completed, we determined that we would not recover all of our remaining investment in the Cawthorne Channel Project. Accordingly, we recorded an impairment charge of $21.6 million in our 2008 results to reduce the carrying amount of our assets associated with the Cawthorne Channel Project to their estimated fair value, which is reflected in Fleet impairment expense in our consolidated statements of operations.

In November 2009, we sold our investment in the subsidiary that owns the barge mounted processing plant and other related assets used on the Cawthorne Channel Project for $37.0 million. This sale resulted in a pre-tax gain of approximately $20.8 million which is reflected in Other (income) expense, net in our consolidated statements of operations. The assets associated with our investment in the Cawthorne Channel Project were part of our international contract operations segment.

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

We performed a cash flow analysis of the expected proceeds from the disposition to determine the fair value for the fleet assets we will no longer utilize in our operations. The net book value of these assets, which were owned by Hanover prior to the merger, exceeded the fair value by $61.9 million, and was recorded as a long-lived asset impairment in 2007. The impairment is recorded in fleet impairment expense in our consolidated statements of operations. Our plan to dispose of the identified fleet assets did not meet the criteria to be classified as assets held for sale. No impairment charge was recorded on units previously owned by Universal as the intended use/disposition was considered as part of fair value of these units in the allocation of the purchase price.

15.	Restructuring Charges

As a result of the reduced level of demand for our products and services, our management approved a plan in March 2009 to close certain facilities to consolidate our compression fabrication activities in our fabrication segment. These actions were the result of significant fabrication capacity stemming from the 2007 merger that created Exterran and the lack of consolidation of this capacity since that time, as well as the anticipated continuation of weaker global economic and energy industry conditions. The consolidation of those compression fabrication activities was completed in September 2009. In August 2009, we announced our plan to consolidate certain fabrication operations in Houston including the closure of two facilities in Texas.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, due to a subsequent improvement in bookings for certain of our production and processing equipment products, we decided to close only one of the fabrication facilities in Texas. In addition, our management also implemented cost reductions programs across all of our segments during 2009 primarily related to workforce reductions.

We incurred charges in 2009 with respect to these restructuring charges discussed above of $20.3 million. These charges are reflected as Restructuring charges in our consolidated statements of operations. Approximately $13.4 million of the charges are severance and employee benefit costs, approximately $6.0 million is facility impairment charges in our fabrication segment and the remaining amount is for other facility closure and moving costs. Of the total estimated charges, $14.2 million resulted in cash expenditures.

The following table summarizes the changes to our accrued liability balance related to restructuring charges for year ended December 31, 2009 (in thousands):

Restructuring
Charges Accrual

Beginning balance at December 31, 2008	$—
Additions for costs expensed	20,326
Non-cash facility impairments	(5,997)
Reductions for payments	(14,197)

Ending balance at December 31, 2009	$132

16.	Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

United States	$(4,385)	$(1,015,475)	$(53,947)
Foreign	(193,172)	70,866	51,608

Loss before income taxes	$(197,557)	$(944,609)	$(2,339)

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007

Current tax provision:
U.S. federal	$(2,906)	$2,491	$(28)
State	2,296	5,063	3,548
Foreign	58,842	65,800	28,165

Total current	58,232	73,354	31,685

Deferred tax provision (benefit):
U.S. federal	903	(22,965)	(23,231)
State	(4,193)	(237)	534
Foreign	(3,275)	(12,933)	(7,430)

Total deferred	(6,565)	(36,135)	(30,127)

Provision for income taxes	$51,667	$37,219	$1,558

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes for 2009, 2008 and 2007 resulted in effective tax rates on continuing operations of (26.2)%, (3.9)% and (66.6)%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Income taxes at U.S. federal statutory rate of 35%	$(69,145)	$(330,613)	$(819)
Net state income taxes	(1,249)	3,385	2,797
Foreign taxes	34,879	29,909	20,230
Noncontrolling interest	(3,264)	(5,588)	(2,182)
Foreign tax credits	(3,129)	(14,244)	(8,927)
Unrecognized tax benefits	7,784	1,682	(1,760)
Valuation allowances	5,044	1,157	(9,583)
Executive compensation	—	655	1,914
Goodwill impairment	52,772	351,849	—
Impairment of investments in non-consolidated affiliates	25,407	—	—
Other	2,568	(973)	(112)

Provision for income taxes	$51,667	$37,219	$1,558

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$321,396	$344,243
Inventory	4,063	3,133
Alternative minimum tax credit carryforwards	6,522	9,314
Accrued liabilities	19,943	36,585
Foreign tax credit carryforwards	82,338	79,216
Capital loss carryforwards	438	—
Other	31,074	57,879

Subtotal	465,774	530,370
Valuation allowances	(20,033)	(15,196)

Total deferred tax assets	445,741	515,174

Deferred tax liabilities:
Property, plant and equipment	(439,925)	(481,932)
Basis difference in the Partnership	(88,155)	(94,670)
Goodwill and intangibles	(15,901)	(19,963)
Other	(34,546)	(48,248)

Total deferred tax liabilities	(578,527)	(644,813)

Net deferred tax liabilities	$(132,786)	$(129,639)

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax balances are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2009	2008

Current deferred income tax assets	$25,913	$36,816
Intangibles and other assets	34,290	35,768
Accrued liabilities	(10,863)	(4,698)
Deferred income tax liabilities	(182,126)	(197,525)

Net deferred tax liabilities	$(132,786)	$(129,639)

At December 31, 2009, we had U.S. federal net operating loss carryforwards and capital loss carryforwards of approximately $796.4 million and $1.3 million, respectively, that are available to offset future taxable income. If not used, the carryforwards will begin to expire in 2021 and 2010, respectively. We also had approximately $145.7 million of net operating loss carryforwards in certain foreign jurisdictions, approximately $48.5 million of which has no expiration date, $54.4 million of which is subject to expiration from 2011 to 2014, and the remainder of which expires in future years through 2029. Foreign tax credit carryforwards of $82.3 million and alternative minimum tax credit carryforwards of $6.5 million are available to offset future payments of U.S. federal income tax. The foreign tax credits will expire in varying amounts beginning in 2013, whereas the alternative minimum tax credits may be carried forward indefinitely under current U.S. tax law.

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

Foreign tax credits that are not utilized in the year they are generated can be carried forward for 10 years offsetting payments of U.S. federal income taxes on a dollar-for-dollar basis. We believe that we will generate sufficient taxable income in the future from our operating activities as well as from the transfer of U.S. contract operations customer contracts and assets to the Partnership that will cause us to use our net operating loss carryforwards. After the utilization of our net operating loss carryforwards, we expect that we will generate sufficient foreign source taxable income to utilize our foreign tax credits within the 10-year carryforward period.

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

We have not provided U.S. federal income taxes on indefinitely (or permanently) reinvested cumulative earnings of approximately $580.9 million generated by our foreign subsidiaries. Such earnings are from ongoing operations which will be used to fund international growth. In the event of a distribution of those earnings to the U.S. in the form of dividends, we may be subject to both foreign withholding taxes and U.S. federal income taxes net of allowable foreign tax credits.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including discontinued operations) is shown below (in thousands):

	Years Ended December 31,
	2009	2008	2007

Beginning balance	$13,870	$14,624	$12,652
Additions based on tax positions related to the current year	—	501	1,443
Additions based on tax positions related to prior years	5,886	31	2,700
Additions due to acquisition	—	—	920
Reductions based on tax positions related to prior years	—	(1,171)	—
Reductions due to settlements and lapses of applicable statutes of limitations	—	(115)	(3,091)

Ending balance	$19,756	$13,870	$14,624

We had $19.8 million, $13.9 million and $14.6 million of unrecognized tax benefits at December 31, 2009, December 31, 2008 and December 31, 2007, respectively, which if recognized would affect the effective tax rate (except for amounts that would be reflected in Income (loss) from discontinued operations, net of tax). We also have recorded $11.9 million, $3.5 million and $5.4 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions (including discontinued operations) as of December 31, 2009, 2008 and 2007, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense.

We and our subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in numerous state and foreign jurisdictions. We are subject to U.S. federal income tax examinations for tax years beginning from 1997 onward and the Internal Revenue Service has yet to commence an examination of our U.S. federal income tax returns for such tax years.

State income tax returns are generally subject to examination for a period of three to five years after filing of the returns. However, the state impact of any U.S. federal audit adjustments and amendments remain subject to examination by various states for a period of up to one year after formal notification to the states. As of December 31, 2009, we did not have any state audits underway that would have a material impact on our financial position or results of operations.

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

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to December 31, 2010. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from these estimates.

17.	Common Stockholders’ Equity

On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. In December 2008, our board of directors increased the share repurchase program, from $200 million to $300 million, and extended the expiration date of the authorization, from August 19, 2009 to December 15, 2010. Under the stock repurchase program, we may repurchase shares in

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We may also implement all or part of the repurchases under a Rule 10b5-1 trading plan, so as to provide the flexibility to extend our share repurchases beyond the quarterly purchasing window. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, and will be at management’s discretion. Repurchases under the program may commence or be suspended at any time without prior notice. The stock repurchase program may be funded through cash provided by operating activities or borrowings. During 2009, we did not repurchase any shares of our common stock under this program. Since the program was initiated, we have repurchased 5,416,221 shares of our common stock at an aggregate cost of $199.9 million. At December 31, 2009, we were authorized to purchase up to an additional $100.1 million worth of our common stock under the stock repurchase program.

The Exterran Holdings, Inc. 2007 Amended and Restated Stock Incentive Plan (the “2007 Plan”) allows us to withhold shares to use upon vesting of restricted stock at the current market price to cover the minimum level of taxes required to be withheld on the vesting date. We purchased 57,284 of our shares from participants for approximately $1.0 million during 2009 to cover tax withholding. The 2007 Plan is administered by the compensation committee of our board of directors.

18.	Stock-based Compensation and Awards

The following table presents the stock-based compensation expense included in our results of operations (in thousands):

	Years Ended December 31,
	2009	2008	2007

Stock options and unit options	$5,673	$4,481	$1,757
Restricted stock, restricted stock units and phantom units	17,983	13,023	21,152
Unit appreciation rights	—	(1,078)	248
Employee stock purchase plan	935	899	154

Total stock-based compensation expense	$24,591	$17,325	$23,311

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

Stock Incentive Plan

On August 20, 2007, we adopted the Exterran Holdings, Inc. 2007 Stock Incentive Plan (as amended and restated, the “2007 Plan”), which previously had been approved by the stockholders of Hanover and Universal and provides for the granting of stock-based awards in the form of options, restricted stock, restricted stock units, stock appreciation rights and performance awards to our employees and directors. In April 2009, our stockholders approved an amendment to the 2007 Plan which increased the aggregate number of shares of common stock available under the 2007 Plan to 6,750,000 from 4,750,000. Each option and stock appreciation right granted counts as one share against the aggregate share limit, and each share of restricted stock and restricted stock unit granted counts as two shares against the aggregate share limit. Awards granted under the 2007 Plan that are subsequently cancelled, terminated or forfeited are available for future grant.

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

The weighted average fair value at date of grant for options granted during the years ended December 31, 2009, 2008 and 2007 was $5.87, $16.54 and $23.92, respectively, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Years Ended December 31,
	2009	2008	2007

Expected life in years	4.5	4.5	4.5
Risk-free interest rate	1.84%	2.41%	4.27%
Volatility	40.51%	29.08%	27.18%
Dividend yield	0.0%	0.0%	0.0%

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

The following table presents stock option activity for the year ended December 31, 2009 (in thousands, except per share data and remaining life in years):

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life	Value

Options outstanding, December 31, 2008	2,027	$41.50
Granted	987	16.29
Cancelled	(181)	31.11

Options outstanding, December 31, 2009	2,833	$33.37	4.9	$5,452

Options exercisable, December 31, 2009	1,733	$37.13	4.2	$1,301

Intrinsic value is the difference between the market value of our stock and the exercise price of each option multiplied by the number of options outstanding for those options where the market value exceeds their exercise price. No stock options were exercised during the year ended December 31, 2009. The total intrinsic value of stock options exercised during 2008 and 2007 was $6.6 million and $36.1 million, respectively. As of December 31, 2009, $5.3 million of unrecognized compensation cost related to unvested stock options is expected to be recognized over the weighted-average period of 1.9 years.

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

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents restricted stock and restricted stock unit activity for the year ended December 31, 2009 (in thousands, except per share data):

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share

Non-vested restricted stock and restricted stock units, December 31, 2008	535	$66.46
Granted	994	16.22
Vested	(268)	59.32
Cancelled	(99)	30.91

Non-vested restricted stock and restricted stock units, December 31, 2009	1,162	$28.15

As of December 31, 2009, $16.4 million of unrecognized compensation cost related to unvested restricted stock and restricted stock units is expected to be recognized over the weighted-average period of 1.9 years.

Employee Stock Purchase Plan

On August 20, 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. A total of 650,000 shares of our common stock have been authorized and reserved for issuance under the ESPP. At December 31, 2009, 367,398 shares remained available for purchase under the ESPP. Our ESPP plan is compensatory and, as a result, we record an expense on our consolidated statements of operations related to the ESPP. Effective July 1, 2009, the purchase discount under the ESPP was reduced from 15% to 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.

Directors’ Stock and Deferral Plan

On August 20, 2007, we adopted the Exterran Holdings, Inc. Directors’ Stock and Deferral Plan. The purpose of the Directors’ Stock and Deferral Plan is to provide non-employee directors of the board of directors with an opportunity to elect to receive our common stock as payment for a portion or all of their retainer and meeting fees. The number of shares to be paid each quarter will be determined by dividing the dollar amount of fees elected to be paid in common stock by the closing sales price per share of the common stock on the last day of the quarter. In addition, directors who elect to receive a portion or all of their fees in the form of common stock may also elect to defer, until a later date, the receipt of a portion or all of their fees to be received in common stock. We have reserved 100,000 shares under the Directors’ Stock and Deferral Plan, and as of December 31, 2009, 83,293 shares remain available to be issued under the plan.

Unit Appreciation Rights

As a result of the merger, we assumed 0.3 million outstanding unit appreciation rights (“UARs”). UARs entitle the holder to receive a payment from us in cash equal to the excess of the fair market value of a common unit

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Exterran Partners, L.P. (together with its subsidiaries, the “Partnership”), on the date of exercise over the exercise price. These UARs vested on January 1, 2009 and expired on December 31, 2009. None of the UARs were exercised.

Because the holders of the UARs would have received any payment from us in cash, these awards were recorded as a liability, and we were required to remeasure the fair value of these awards at each reporting date.

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

Partnership Unit Options

The unit options vested and became exercisable on January 1, 2009, and expired on December 31, 2009.

The following table presents unit option activity for the year ended December 31, 2009 (remaining life in years):

			Weighted
		Weighted	Average	Aggregate
	Unit	Average	Remaining	Intrinsic
	Options	Exercise Price	Life	Value

Unit options outstanding, December 31, 2008	591,429	$23.77
Cancelled	(10,714)	25.94
Expired	(580,715)	23.73

Unit options outstanding, December 31, 2009	—	$—	—	$—

Unit options exercisable, December 31, 2009	—	$—	—	$—

Partnership Phantom Units

During the year ended December 31, 2009, the Partnership granted 90,502 phantom units to officers and directors of Exterran GP LLC and certain of our employees, which settle 33 1/3% on each of the first three anniversaries of the grant date.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents phantom unit activity for the year ended December 31, 2009 (remaining life in years):

		Weighted
		Average
		Grant-Date
	Phantom	Fair Value
	Units	per Unit

Phantom units outstanding, December 31, 2008	48,152	$30.98
Granted	90,502	12.35
Vested	(34,576)	24.02
Cancelled	(12,954)	17.39

Phantom units outstanding, December 31, 2009	91,124	$17.06

As of December 31, 2009, $0.9 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 1.9 years.

19.	Retirement Benefit Plan

Our 401(k) retirement plan provides for optional employee contributions up to the Internal Revenue Service limitation and discretionary employer matching contributions. Effective July 1, 2009, we terminated the 401(k) company match. We recorded matching contributions of $4.4 million, $7.4 million and $4.7 million during 2009, 2008 and 2007, respectively.

20.	Related Party Transaction

On August 20, 2007, Mr. Ernie L. Danner, a non-employee director at the time, entered into a consulting agreement with us pursuant to which we engaged Mr. Danner, on a month-to-month basis, to provide consulting services. In consideration of the services rendered, we paid Mr. Danner a consulting fee of approximately $29,500 per month and reimbursed Mr. Danner for expenses incurred on our behalf. The consulting agreement terminated in February 2008. In October 2008, Mr. Danner was appointed as our President and Chief Operating Officer. In June 2009, Mr. Danner was appointed as our Chief Executive Officer.

21.	Commitments and Contingencies

Rent expense for 2009, 2008 and 2007 was approximately $21.4 million, $21.4 million and $13.1 million, respectively. Commitments for future minimum rental payments with terms in excess of one year at December 31, 2009 are as follows (in thousands):

December 31, 2009

2010	$8,629
2011	6,121
2012	4,931
2013	3,963
2014	3,660
Thereafter	15,228

Total	$42,532

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	December 31, 2009

Performance guarantees through letters of credit(1)	2010 – 2013	$295,819
Standby letters of credit	2010 – 2011	21,524
Commercial letters of credit	2010	2,643
Bid bonds and performance bonds(1)	2010 – 2016	132,490

Maximum potential undiscounted payments		$452,476

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.

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

See Notes 2 and 8 for a discussion of gain contingencies related to our claims for assets and investments that were expropriated in Venezuela.

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

22.	Recent Accounting Developments

In September 2006, the FASB issued guidance under ASC 820, which provides a single definition of fair value, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value to measure assets and liabilities. ASC 820 is effective for financial statements issued for fiscal years

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2007, the FASB issued guidance under ASC 810, which changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value, with any gain or loss recognized in earnings. ASC 810 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. Our adoption of the provisions of ASC 810 on January 1, 2009 previously resulted in the reclassification of noncontrolling interests into equity on our consolidated balance sheets and other presentation changes to separately disclose the controlling and noncontrolling interests in various line items in our consolidated financial statements.

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

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In April 2009, the FASB issued guidance under ASC 825 “Financial Instruments”, section 10-65-1 (“ASC-825-65-10”), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Prior to issuing ASC 825-10-65-1, fair values for financial instruments were only disclosed once a year. ASC 825-10-65-1 is effective for interim reporting periods ending after June 15, 2009. ASC 825-10-65-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, requires comparative disclosures only for periods ending after initial adoption. Our adoption of the provisions of ASC 825-10-65-1 on June 30, 2009 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued guidance under ASC 810-20 “Consolidation — Control of Partnerships and Similar Entities (“ASC 810-20”). ASC 810-20 requires an entity to perform an analysis to determine whether the entity’s variable interest gives it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the entity that has both the power to direct the activities of the variable interest entity and the obligation to absorb losses or the right to receive benefits from the variable interest entity. Additionally, ASC 810-20 requires reassessments of whether an entity is the primary beneficiary of a variable interest entity. ASC 810-20 is effective for interim and annual periods ending after November 15, 2009. Our adoption of ASC 810-20 on December 31, 2009 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued guidance under ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the codification carries an equal level of authority. The new guidance under ASC 105 is effective for interim and annual periods ending after September 15, 2009. Our adoption of the provisions of ASC 105 on September 30, 2009 did not have a material impact on our consolidated financial statements.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Industry Segments and Geographic Information

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

No individual customer accounted for more than 10% of our consolidated revenues during any of the periods presented. The following table presents sales and other financial information by industry segment as of and for the years ended December 31, 2009, 2008 and 2007. The results below for 2007 include 134 days of Universal’s operations from the merger date of August 20, 2007 through December 31, 2007 (in thousands):

	North America	International			Reportable
	Contract	Contract	Aftermarket		Segments
	Operations	Operations	Services	Fabrication	Total	Other(1)	Total(2)

2009:
Revenue from external customers	$695,315	$391,995	$308,873	$1,319,418	$2,715,601	$—	$2,715,601
Gross margin(3)	396,601	242,742	62,987	213,252	915,582	—	915,582
Total assets	2,357,751	988,257	148,548	720,482	4,215,038	1,019,372	5,234,410
Capital expenditures	108,985	236,450	2,629	10,592	358,656	10,245	368,901
2008:
Revenue from external customers	$790,573	$379,817	$364,157	$1,489,572	$3,024,119	$—	$3,024,119
Gross margin(3)	448,708	234,911	72,597	269,516	1,025,732	—	1,025,732
Total assets	2,489,309	1,059,751	210,754	720,411	4,480,225	1,198,158	5,678,383
Capital expenditures	253,232	145,653	5,632	25,093	429,610	36,126	465,736
2007:
Revenue from external customers	$551,140	$239,115	$257,484	$1,378,049	$2,425,788	$—	$2,425,788
Gross margin(3)	318,902	147,428	54,667	233,469	754,466	—	754,466
Total assets	3,647,354	937,462	170,089	649,342	5,404,247	1,075,172	6,479,419
Capital expenditures	193,817	99,386	—	22,902	316,105	6,693	322,798

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents assets from reportable segments to total assets as of December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

Assets from reportable segments	$4,215,038	$4,480,225	$5,404,247
Other assets(1)	1,019,372	1,198,158	1,075,172
Assets associated with discontinued operations	58,538	414,244	384,104

Consolidated assets	$5,292,948	$6,092,627	$6,863,523

The following table presents geographic data as of and for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	U.S.	International	Consolidated

2009:
Revenues from external customers	$1,332,641	$1,382,960	$2,715,601
Property, plant and equipment, net	$2,278,172	$1,126,182	$3,404,354
2008:
Revenues from external customers	$1,567,379	$1,456,740	$3,024,119
Property, plant and equipment, net	$2,581,287	$854,935	$3,436,222
2007:
Revenues from external customers	$1,250,048	$1,175,740	$2,425,788
Property, plant and equipment, net	$2,443,663	$862,640	$3,306,303

(1)	Includes corporate related items.

(2)	Totals exclude assets, capital expenditures and the operating results of discontinued operations.

(3)	Gross margin, a non-GAAP financial measure, is reconciled to net income (loss) below.

The following table reconciles net income (loss) to gross margin (in thousands):

	Years Ended December 31,
	2009	2008	2007

Net income (loss)	$(545,463)	$(935,076)	$40,876
Selling, general and administrative	337,620	352,899	247,983
Merger and integration expenses	—	11,384	46,201
Depreciation and amortization	352,785	330,886	232,492
Fleet impairment	90,991	24,109	61,945
Restructuring charges	20,326	—	—
Goodwill impairment	150,778	1,148,371	—
Interest expense	122,845	129,784	130,303
Debt extinguishment charges	—	—	70,150
Equity in (income) loss of non-consolidated affiliates	91,154	(23,974)	(12,498)
Other (income) expense, net	(53,360)	(3,118)	(19,771)
Provision for income taxes	51,667	37,219	1,558
(Income) loss from discontinued operations, net of tax	296,239	(46,752)	(44,773)

Gross margin	$915,582	$1,025,732	$754,466

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	CONSOLIDATING FINANCIAL STATEMENTS

Exterran Energy Corp., a wholly owned subsidiary of Exterran Holdings, Inc., is the issuer of our 4.75% Notes. Exterran Holdings, Inc. agreed to fully and unconditionally guarantee the obligations of Exterran Energy Corp. relating to our 4.75% Notes and as a result of this guarantee, we are presenting the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X rather than the previously included narrative footnote disclosure. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2009

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(in thousands)

ASSETS
Current assets	$1,443	$3,950	$1,360,994	$(5,378)	$1,361,009
Current assets associated with discontinued operations	—	—	58,152	—	58,152

Total current assets	1,443	3,950	1,419,146	(5,378)	1,419,161

Property, plant and equipment, net	—	—	3,404,354	—	3,404,354
Goodwill, net	—	—	195,164	—	195,164
Investments in affiliates	2,012,809	2,164,402	—	(4,177,211)	—
Other assets	944,087	922,712	257,103	(1,850,019)	273,883
Long-term assets associated with discontinued operations	—	—	386	—	386

Total long-term assets	2,956,896	3,087,114	3,857,007	(6,027,230)	3,873,787

Total assets	$2,958,339	$3,091,064	$5,276,153	$(6,032,608)	$5,292,948

LIABILITIES AND EQUITY
Current liabilities	$18,808	$4,541	$797,162	$(5,357)	$815,154
Current liabilities associated with discontinued operations	—	—	21,879	—	21,879

Total current liabilities	18,808	4,541	819,041	(5,357)	837,033

Long-term debt	1,114,398	143,750	1,002,788	—	2,260,936
Intercompany payables	—	929,964	881,714	(1,811,678)	—
Other long-term liabilities	8,274	—	391,541	(38,362)	361,453
Long-term liabilities associated with discontinued operations	—	—	16,667	—	16,667

Total liabilities	1,141,480	1,078,255	3,111,751	(1,855,397)	3,476,089

Total equity	1,816,859	2,012,809	2,164,402	(4,177,211)	1,816,859

Total liabilities and equity	$2,958,339	$3,091,064	$5,276,153	$(6,032,608)	$5,292,948

Condensed Consolidating Balance Sheet
December 31, 2008

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(in thousands)

ASSETS
Current assets	$1,338	$4,067	$1,554,874	$(4,327)	$1,555,952
Current assets associated with discontinued operations	—	—	139,178	—	139,178

Total current assets	1,338	4,067	1,694,052	(4,327)	1,695,130

Property, plant and equipment, net	—	—	3,436,222	—	3,436,222
Goodwill, net	—	—	308,024	—	308,024
Investments in affiliates	2,465,280	2,615,671	83,933	(5,080,951)	83,933
Other assets	845,927	831,634	285,431	(1,668,740)	294,252
Long-term assets associated with discontinued operations	—	—	275,066	—	275,066

Total long-term assets	3,311,207	3,447,305	4,388,676	(6,749,691)	4,397,497

Total assets	$3,312,545	$3,451,372	$6,082,728	$(6,754,018)	$6,092,627

LIABILITIES AND EQUITY
Current liabilities	$7,552	$4,337	$872,962	$(5,262)	$879,589
Current liabilities associated with discontinued operations	—	—	37,632	—	37,632

Total current liabilities	7,552	4,337	910,594	(5,262)	917,221

Long-term debt	1,069,591	143,750	1,298,987	—	2,512,328
Intercompany payables	—	838,005	789,755	(1,627,760)	—
Other long-term liabilities	7,325	—	412,924	(40,045)	380,204
Long-term liabilities associated with discontinued operations	—	—	54,797	—	54,797

Total liabilities	1,084,468	986,092	3,467,057	(1,673,067)	3,864,550

Total equity	2,228,077	2,465,280	2,615,671	(5,080,951)	2,228,077

Total liabilities and equity	$3,312,545	$3,451,372	$6,082,728	$(6,754,018)	$6,092,627

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2009

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(in thousands)

Revenues	$—	$—	$2,715,601	$—	$2,715,601

Costs of sales (excluding depreciation and amortization expense)	—	—	1,800,019	—	1,800,019
Selling, general and administrative	—	—	337,620	—	337,620
Depreciation and amortization	—	—	352,785	—	352,785
Fleet impairment	—	—	90,991	—	90,991
Restructuring charges	—	—	20,326	—	20,326
Goodwill impairment	—	—	150,778	—	150,778
Interest expense	51,473	6,814	64,558	—	122,845
Other (income) expense:
Intercompany charges, net	(16,847)	(3,764)	20,611	—	—
Equity in (income) loss of affiliates	527,140	525,100	—	(1,052,240)	—
Equity in (income) loss of non-consolidating affiliates	—	—	91,154	—	91,154
Other, net	40	—	(53,400)	—	(53,360)

Income (loss) before income taxes	(561,806)	(528,150)	(159,841)	1,052,240	(197,557)
Provision for (benefit from) income taxes	(12,399)	(1,010)	65,076	—	51,667

Income (loss) from continuing operations	(549,407)	(527,140)	(224,917)	1,052,240	(249,224)
Income (loss) from discontinued operations, net of tax	—	—	(296,239)	—	(296,239)

Net income (loss)	(549,407)	(527,140)	(521,156)	1,052,240	(545,463)
Less: Net income attributable to the noncontrolling interest	—	—	(3,944)	—	(3,944)

Net income (loss) attributable to Exterran stockholders	$(549,407)	$(527,140)	$(525,100)	$1,052,240	$(549,407)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2008

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(in thousands)

Revenues	$—	$—	$3,024,119	$—	$3,024,119

Costs of sales (excluding depreciation and amortization expense)	—	—	1,998,387	—	1,998,387
Selling, general and administrative	—	—	352,899	—	352,899
Merger and integration expenses	—	—	11,384	—	11,384
Depreciation and amortization	—	—	330,886	—	330,886
Fleet impairment	—	—	24,109	—	24,109
Goodwill impairment	—	—	1,148,371	—	1,148,371
Interest expense	52,118	8,760	68,906	—	129,784
Other (income) expense:
Intercompany charges, net	(38,922)	(558)	39,480	—	—
Equity in (income) loss of affiliates	936,456	933,262	—	(1,869,718)	—
Equity in (income) loss of non-consolidating affiliates	—	—	(23,974)	—	(23,974)
Other, net	40	—	(3,158)	—	(3,118)

Income (loss) before income taxes	(949,692)	(941,464)	(923,171)	1,869,718	(944,609)
Provision for (benefit from) income taxes	(2,343)	(5,008)	44,570	—	37,219

Income (loss) from continuing operations	(947,349)	(936,456)	(967,741)	1,869,718	(981,828)
Income (loss) from discontinued operations, net of tax	—	—	46,752	—	46,752

Net income (loss)	(947,349)	(936,456)	(920,989)	1,869,718	(935,076)
Less: Net income attributable to the noncontrolling interest	—	—	(12,273)	—	(12,273)

Net income (loss) attributable to Exterran stockholders	$(947,349)	$(936,456)	$(933,262)	$1,869,718	$(947,349)

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2007

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(in thousands)

Revenues	$—	$—	$2,425,788	$—	$2,425,788

Costs of sales (excluding depreciation and amortization expense)	—	—	1,671,322	—	1,671,322
Selling, general and administrative	—	—	247,983	—	247,983
Merger and integration expenses	—	—	46,201	—	46,201
Depreciation and amortization	—	—	232,492	—	232,492
Fleet impairment	—	—	61,945	—	61,945
Interest expense	22,070	11,019	97,214	—	130,303
Debt extinguishment charges	—	—	70,150	—	70,150
Other (income) expense:
Intercompany charges, net	(15,942)	(6,828)	22,770	—	—
Equity in (income) loss of affiliates	(38,623)	(43,627)	—	82,250	—
Equity in (income) loss of non-consolidating affiliates	—	—	(12,498)	—	(12,498)
Other, net	40	—	(19,811)	—	(19,771)

Income (loss) before income taxes	32,455	39,436	8,020	(82,250)	(2,339)
Provision for (benefit from) income taxes	(2,114)	813	2,859	—	1,558

Income (loss) from continuing operations	34,569	38,623	5,161	(82,250)	(3,897)
Income (loss) from discontinued operations, net of tax	—	—	44,773	—	44,773

Net income (loss)	34,569	38,623	49,934	(82,250)	40,876
Less: Net income attributable to the noncontrolling interest	—	—	(6,307)	—	(6,307)

Net income (loss) attributable to Exterran stockholders	$34,569	$38,623	$43,627	$(82,250)	$34,569

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2009

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(in thousands)

Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(11,569)	$(1,001)	$489,378	$—	$476,808
Net cash provided by discontinued operations	—	—	710	—	710

Net cash provided by (used in) operating activities	(11,569)	(1,001)	490,088	—	477,518

Cash flows from investing activities:
Capital expenditures	—	—	(368,901)	—	(368,901)
Proceeds from sale of property, plant and equipment	—	—	69,097	—	69,097
Proceeds from sale of business	—	—	5,642	—	5,642
Return of investments in non-consolidated affiliates	—	—	3,139	—	3,139
Increase in restricted cash	—	—	(7,308)	—	(7,308)
Investment in consolidated subsidiaries	53,180	24,181	—	(77,361)	—
Cash invested in non-consolidated affiliates	—	—	(1,959)	—	(1,959)

Net cash used in continuing operations	53,180	24,181	(300,290)	(77,361)	(300,290)
Net cash used in discontinued operations	—	—	(710)	—	(710)

Net cash used in investing activities	53,180	24,181	(301,000)	(77,361)	(301,000)

Cash flows from financing activities:
Borrowings/repayments on revolving credit facilities, net	(200,661)	—	3,750	—	(196,911)
Borrowings/proceeds from debt	355,000	—	30,000	—	385,000
Repayments of debt	(20,000)	—	(330,059)	—	(350,059)
Payments for debt issue costs	(19,704)	—	7,411	—	(12,293)
Stock-based compensation excess tax benefit	—	—	119	—	119
Proceeds from warrants sold	53,138	—	—	—	53,138
Payment for call options	(89,408)	—	—	—	(89,408)
Proceeds from stock issued pursuant to our employee stock purchase plan	2,845	—	—	—	2,845
Purchases of treasury stock	(976)	—	—	—	(976)
Distribution to noncontrolling partners in the Partnership	—	—	(15,459)	—	(15,459)
Capital contribution (distribution), net	—	(53,180)	(24,181)	77,361	—
Borrowings (repayments) between subsidiaries, net	(121,959)	30,000	91,959	—	—

Net cash provided by (used in) financing activities	(41,725)	(23,180)	(236,460)	77,361	(224,004)

Effect of exchange rate changes on cash and cash equivalents	—	—	7,325	—	7,325

Net decrease in cash and cash equivalents	(114)	—	(40,047)	—	(40,161)
Cash and cash equivalents at beginning of year	163	—	123,743	—	123,906

Cash and cash equivalents at end of year	$49	$—	$83,696	$—	$83,745

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2008

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(in thousands)

Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(10,576)	$(7,721)	$460,818	$—	$442,521
Net cash provided by discontinued operations	—	—	43,534	—	43,534

Net cash provided by (used in) operating activities	(10,576)	(7,721)	504,352	—	486,055

Cash flows from investing activities:
Capital expenditures	—	—	(465,736)	—	(465,736)
Proceeds from sale of property, plant and equipment	—	—	56,574	—	56,574
Cash paid for business acquisitions, net of cash acquired	—	—	(133,590)	—	(133,590)
Investment in consolidated subsidiaries	11,069	18,790	—	(29,859)	—
Decrease in restricted cash	—	—	1,570	—	1,570

Net cash used in continuing operations	11,069	18,790	(541,182)	(29,859)	(541,182)
Net cash used in discontinued operations	—	—	(41,719)	—	(41,719)

Net cash used in investing activities	11,069	18,790	(582,901)	(29,859)	(582,901)

Cash flows from financing activities:
Borrowings on revolving credit facilities, net	89,591	—	64,250	—	153,841
Borrowings/proceeds from debt	—	—	217,500	—	217,500
Repayments of debt	—	(192,000)	(837)	—	(192,837)
Payments for debt issue costs	(791)	—	109	—	(682)
Proceeds from stock options exercised	5,150	—	—	—	5,150
Stock-based compensation excess tax benefit	—	—	14,763	—	14,763
Proceeds from stock issued pursuant to our employee stock purchase plan	4,113	—	—	—	4,113
Purchases of treasury stock	(100,961)	—	—	—	(100,961)
Distribution to noncontrolling partners in the Partnership	—	—	(14,489)	—	(14,489)
Capital contribution (distribution), net	—	(11,069)	(18,790)	29,859	—
Borrowings (repayments) between subsidiaries, net	1,771	192,000	(193,771)	—	—

Net cash provided by financing activities	(1,127)	(11,069)	68,735	29,859	86,398

Effect of exchange rate changes on cash and cash equivalents	—	—	(10,447)	—	(10,447)

Net decrease in cash and cash equivalents	(634)	—	(20,261)	—	(20,895)
Cash and cash equivalents at beginning of year	797	—	144,004	—	144,801

Cash and cash equivalents at end of year	$163	$—	$123,743	$—	$123,906

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2007

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(in thousands)

Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$2,123	$(3,723)	$210,920	$—	$209,320
Net cash provided by discontinued operations	—	—	29,392	—	29,392

Net cash provided by (used in) operating activities	2,123	(3,723)	240,312	—	238,712

Cash flows from investing activities:
Capital expenditures	—	—	(322,798)	—	(322,798)
Proceeds from sale of property, plant and equipment	—	—	36,277	—	36,277
Cash paid for business acquisitions, net of cash acquired	—	—	25,873	—	25,873
Increase in restricted cash	—	—	(9,133)	—	(9,133)
Investment in consolidated subsidiaries	(27,651)	(55,982)	—	83,633	—
Cash invested in non-consolidated affiliates	—	—	(3,095)	—	(3,095)

Net cash used in continuing operations	(27,651)	(55,982)	(272,876)	83,633	(272,876)
Net cash used in discontinued operations	—	—	(29,392)	—	(29,392)

Net cash used in investing activities	(27,651)	(55,982)	(302,268)	83,633	(302,268)

Cash flows from financing activities:
Borrowings on revolving credit facilities, net	160,000	—	6,000	—	166,000
Borrowings/proceeds from debt	800,000	—	800,000	—	1,600,000
Repayments of debt	—	(550,000)	(1,001,852)	—	(1,551,852)
Payments for debt issue costs	(21,172)	—	8,077	—	(13,095)
Proceeds from stock options exercised	27,271	—	—	—	27,271
Stock-based compensation excess tax benefit	—	—	10,737	—	10,737
Purchases of treasury stock	(99,998)	—	—	—	(99,998)
Distribution to noncontrolling partners in the Partnership	—	—	(3,336)	—	(3,336)
Capital contribution (distribution), net	—	27,651	55,982	(83,633)	—
Borrowings (repayments) between subsidiaries, net	(839,776)	582,054	257,722	—	—

Net cash provided by (used in) financing activities	26,325	59,705	133,330	(83,633)	135,727

Effect of exchange rate changes on cash and cash equivalents	—	—	2,769	—	2,769

Net increase in cash and cash equivalents	797	—	74,143	—	74,940
Cash and cash equivalents at beginning of year	—	—	69,861	—	69,861

Cash and cash equivalents at end of year	$797	$—	$144,004	$—	$144,801

EXTERRAN HOLDINGS, INC.
SELECTED QUARTERLY UNAUDITED FINANCIAL DATA

In the opinion of management, the summarized quarterly financial data below (in thousands, except per share amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our financial position and the results of operations for the respective periods (in thousands, except per share amounts):

	March 31	June 30	September 30	December 31

2009(1):
Revenue from external customers	$703,212	$677,968	$679,706	$654,715
Gross profit(3)	167,620	67,158	153,440	128,352
Net income (loss) attributable to Exterran stockholders	(59,414)	(530,770)	18,192	22,585
Income (loss) per common share attributable to Exterran stockholders:
Basic	$(0.97)	$(8.66)	$0.30	$0.37
Diluted	(0.97)	(8.66)	0.30	0.37
2008(2):
Revenue from external customers	$702,586	$773,376	$756,258	$791,899
Gross profit(3)	189,203	158,555	191,184	189,141
Net income (loss) attributable to Exterran stockholders	49,371	21,660	37,033	(1,055,413)
Income (loss) per common share attributable to Exterran stockholders:
Basic	$0.76	$0.33	$0.57	$(16.70)
Diluted	0.73	0.33	0.57	(16.70)

(1)	During the fourth quarter of 2009, we recorded a pre-tax gain of approximately $20.8 million gain on the sale of our investment in the subsidiary that owns the barge mounted processing plant and other related assets used on the Cawthorne Channel Project and a $50.0 million insurance recovery on the loss attributable to the expropriation of our assets and operations in Venezuela. During the second quarter of 2009, we recorded a $150.8 million goodwill impairment charge, a $86.7 million fleet asset impairment charge and a $379.7 million loss attributable to the expropriation of our assets and operations in Venezuela.

(2)	During the fourth quarter of 2008, we recorded a $1,148.4 million goodwill impairment charge, a $21.6 million fleet asset impairment charge and a benefit of $14.1 million for a recovery of previously expensed cost overruns on a loss contract. During the second quarter of 2008, we recorded $31.8 million in total cost overruns on two projects in the Eastern Hemisphere.

(3)	Gross profit is defined as revenue less cost of sales, direct depreciation and amortization expense and fleet impairment charges.

SCHEDULE II
EXTERRAN HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to	Charged to				Balance at
	Beginning	Costs and	Other				End of
Description	of Period	Expenses	Accounts		Deductions		Period

Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
2009	$13,738	$5,929	$—		$4,325	(2)	$15,342
2008	10,441	4,043	—		746	(2)	13,738
2007	4,994	2,189	5,063	(1)	1,805	(2)	10,441
Allowance for obsolete and slow moving inventory deducted from inventories in the balance sheet
2009	$16,348	$5,314	$—		$3,294	(3)	$18,368
2008	19,568	2,146	—		5,366	(3)	16,348
2007	9,725	672	11,003	(1)	1,832	(3)	19,568
Allowance for deferred tax assets not expected to be realized
2009	$15,196	$6,952	$—		$2,115	(4)	$20,033
2008	30,863	12,018	—		27,685	(4)	15,196
2007	46,996	5,243	1,173	(1)	22,549	(4)	30,863

(1)	Amount represents increase in allowances related to the purchase price allocations for the Universal merger.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Obsolete inventory written off at cost, net of value received.

(4)	Reflects expected realization of deferred tax assets and amounts credited to other accounts for stock-based compensation excess tax benefits, expiring net operating losses and changes in tax rates.

S-1

EXHIBIT INDEX

Exhibit	Description

2.1	Contribution, Conveyance and Assumption Agreement, dated June 25, 2008, by and among Exterran Holdings, Inc., Hanover Compressor Company, Hanover Compression General Holdings, LLC, Exterran Energy Solutions, L.P., Exterran ABS 2007 LLC, Exterran ABS Leasing 2007 LLC, EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed June 26, 2008
2.2	Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed October 5, 2009
3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 20, 2007
3.2	Second Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
4.1	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
4.2	Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed June 16, 2009
4.3	Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed June 16, 2009
10.1	Senior Secured Credit Agreement, dated August 20, 2007, by and among Exterran Holdings, Inc., as the U.S. Borrower and a Canadian Guarantor, Exterran Canada, Limited Partnership, as the Canadian Borrower, Wachovia Bank, National Association, individually and as U.S. Administrative Agent, Wachovia Capital Finance Corporation (Canada), individually and as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., individually and as Syndication Agent; Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc. as the Joint Lead Arrangers and Joint Book Runners, Bank of America, N.A., Calyon New York Branch and Fortis Capital Corp., as the Documentation Agents, and each of the lenders parties thereto or which becomes a signatory thereto (the “Credit Agreement”), incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.2	U.S. Guaranty Agreement, dated as of August 20, 2007, made by Exterran, Inc., EI Leasing LLC, UCI MLP LP LLC, Exterran Energy Solutions, L.P. and each of the subsidiary guarantors that become a party thereto from time to time, as guarantors, in favor of Wachovia Bank, National Association, as the U.S. Administrative Agent for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.3	U.S. Pledge Agreement made by Exterran Holdings, Inc., Exterran, Inc., Exterran Energy Solutions, L.P., Hanover Compression General Holdings LLC, Hanover HL, LLC, Enterra Compression Investment Company, UCI MLP LP LLC, UCO General Partner, LP, UCI GP LP LLC, and UCO GP, LLC, and each of the subsidiaries that become a party thereto from time to time, as the Pledgors, in favor of Wachovia Bank, National Association, as U.S. Administrative Agent for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.4	U.S. Collateral Agreement, dated as of August 20, 2007, made by Exterran Holdings, Inc., Exterran, Inc., Exterran Energy Solutions, L.P., EI Leasing LLC, UCI MLP LP LLC and each of the subsidiaries that become a party thereto from time to time, as grantors, in favor of Wachovia Bank, National Association, as U.S. Administrative Agent, for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed August 23, 2007

Exhibit	Description

10.5	Canadian Collateral Agreement, dated as of August 20, 2007 made by Exterran Canada, Limited Partnership, together with any other significant Canadian subsidiary that executes a joinder agreement and becomes a party to the Credit Agreement, in favor of Wachovia Capital Finance Corporation (Canada), as Canadian Administrative Agent, for the Canadian Tranche Revolving Lenders under the Credit Agreement, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.6	Indenture, dated August 20, 2007, by and between Exterran ABS 2007 LLC, as Issuer, Exterran ABS Leasing 2007 LLC, as Exterran ABS Lessor, and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $1,000,000,000 asset-backed securitization facility consisting of $1,000,000,000 of Series 2007-1 Notes (the “Indenture”), incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.7	Series 2007-1 Supplement, dated as of August 20, 2007, to the Indenture, incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.8	Guaranty, dated as of August 20, 2007, issued by Exterran Holdings, Inc. for the benefit of Exterran ABS 2007 LLC as Issuer, Exterran ABS Leasing 2007 LLC, as Equipment Lessor and Wells Fargo Bank, National Association, , as Indenture Trustee, incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.9	Management Agreement, dated as of August 20, 2007, by and between Exterran, Inc., as Manager, Exterran ABS Leasing 2007 LLC as ABS Lessor and Exterran ABS 2007 LLC, as Issuer, incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.10	Intercreditor and Collateral Agency Agreement, dated as of August 20, 2007, by and among Exterran, Inc., in its individual capacity and as Manager, Exterran ABS 2007 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, various financial institutions as lenders thereto and JP Morgan Chase Bank, N.A., in its individual capacity and as Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.11	Intercreditor and Collateral Agency Agreement, dated as of August 20, 2007, by and among Exterran Energy Solutions, L.P., in its individual capacity and as Manager, Exterran ABS 2007 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, various financial institutions as lenders thereto and Wells Fargo Bank, National Association, in its individual capacity and as Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10.12	Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and J.P. Morgan Chase Bank, National Association, London Branch, as dealer, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 10, 2009
10.13	Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Bank of America, N.A., as dealer, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed June 10, 2009
10.14	Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Wachovia Bank, National Association, as dealer, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed June 10, 2009
10.15	Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Credit Suisse International, as dealer, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed June 10, 2009
10.16	Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and J.P. Morgan Chase Bank, National Association, London Branch, as dealer, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed June 10, 2009
10.17	Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Bank of America, N.A., as dealer, incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed June 10, 2009
10.18	Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Wachovia Bank, National Association, as dealer, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed June 10, 2009

Exhibit		Description

10.19		Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Credit Suisse International, as dealer, incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed June 10, 2009
10	.20**	Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Iliad Holdings, Inc., Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed August 20, 2007
10.21		Amendment No. 1, dated as of June 25, 2007, to Agreement and Plan of Merger, dated as of February 5, 2007, by and among Hanover Compressor Company, Universal Compression Holdings, Inc., Exterran Holdings, Inc. (formerly Iliad Holdings, Inc.), Hector Sub, Inc. and Ulysses Sub, Inc., incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed August 20, 2007
10.22		Amended and Restated Contribution, Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC, UCLP Leasing LLC and Universal Compression Partners, L.P., incorporated by reference to Exhibit 2.1 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed July 11, 2007
10.23		Omnibus Agreement, dated October 20, 2006, by and among Universal Compression Partners, L.P., UC Operating Partnership, L.P., UCO GP, LLC, UCO General Partner, LP, Universal Compression, Inc., Universal Compression Holdings, Inc. and UCLP OLP GP LLC, incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed October 26, 2006
10.24		First Amendment to Omnibus Agreement, dated July 9, 2007, by and among Universal Compression Partners, L.P., Universal Compression Holdings, Inc., Universal Compression, Inc., UCO GP, LLC, UCO General Partner, LP and UCLP Operating LLC, incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed July 11, 2007
10.25		First Amended and Restated Omnibus Agreement, dated as of August 20, 2007, by and among Exterran Holdings, Inc., Exterran, Inc., UCO GP, LLC, UCO General Partner, LP, Exterran Partners, L.P., EXLP Operating LLC and Exterran Energy Solutions, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended), incorporated by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007
10.26		Amendment No. 1, dated as of July 30, 2008, to First Amended and Restated Omnibus Agreement, dated as of August 20, 2007, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended), incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10	.27*	Second Amended and Restated Omnibus Agreement, dated as of November 10, 2009, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended)
10.28		Office Lease Agreement by and between RFP Lincoln Greenspoint, LLC and Exterran Energy Solutions, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 30, 2007
10	.29†	Exterran Holdings, Inc. 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007
10	.30†	Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed March 26, 2009
10	.31†	Amendment No. 1 to Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed March 26, 2009

Exhibit		Description

10	.32†	Amendment No. 2 to Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.33†	Exterran Holdings, Inc. Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.34†	First Amendment to Exterran Holdings, Inc. Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.35†	Exterran Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.36†	Exterran Holdings, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.37†	Exterran Employees’ Supplemental Savings Plan, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.38†	Exterran Annual Performance Pay Plan, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.39†	First Amendment to Universal Compression, Inc. 401(k) Retirement and Savings Plan, incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed August 3, 2007
10	.40†	Amendment Number Two to Universal Compression Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed August 3, 2007
10	.41†	Form of Incentive Stock Option Award Notice, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.42†	Form of Non-Qualified Stock Option Award Notice, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.43†	Form of Restricted Stock Award Notice, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.44†	Form of Restricted Stock Unit Award Notice, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.45†	Form of Grant of Unit Appreciation Rights, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.46†	Form of Amendment to Grant of Unit Appreciation Rights, incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed August 3, 2007
10	.47†	Form of Second Amendment to Grant of Unit Appreciation Rights, incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.48†	Form of Directors’ Non-Qualified Stock Option Award Notice, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
10	.49†	Form of Directors’ Restricted Stock Award Notice, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
10	.50†	Form of Amendment to Incentive and Non-Qualified Stock Option Award Agreements of Ernie L. Danner, incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed August 3, 2007
10	.51†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.52†	Consulting Agreement between Exterran Holdings, Inc. and Ernie L. Danner, dated August 20, 2007, incorporated by reference to Exhibit 10.17 of the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.53†	Form of Exterran Holdings, Inc. Change of Control Agreement, incorporated by reference to Exhibit 10.19 of the Registrant’s Current Report on Form 8-K filed August 23, 2007

Exhibit		Description

10	.54†	Form of First Amendment to Exterran Holdings, Inc. Change of Control Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10	.55†	Change of Control Agreement with Ernie L. Danner, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 10, 2008
10	.56†	Form of Amendment No. 1 to Hanover Compressor Company Change of Control Agreement, incorporated by reference to Exhibit 10.20 of Exterran the Registrant’s Current Report on Form 8-K filed August 23, 2007
10	.57†	Amendment No. 2 to Hanover Compressor Company Change of Control Agreement with Norman A. Mckay, incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10	.58†	Letter dated March 15, 2001, with respect to certain retirement benefits to be provided to Stephen A. Snider, incorporated by reference to Exhibit 10.43 of Universal Compression Holdings, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2001
10	.59†	First Amendment to Incentive Stock Option Agreements with Stephen A. Snider, incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.60†	First Amendment to Non-qualified Stock Option Agreements with Stephen A. Snider, incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.61†	First Amendment to Restricted Stock Agreement with Stephen A. Snider, incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.62†	First Amendment to Exterran Holdings, Inc. Award Notice for Time-Vested Incentive Stock Option for Stephen A. Snider, incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.63†	First Amendment to Exterran Holdings, Inc. Award Notice for Time-Vested Non-qualified Stock Option for Stephen A. Snider, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.64†	First Amendment to Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock for Stephen A. Snider, incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.65†	Second Amendment to Grant of Unit Appreciation Rights for Stephen A. Snider, incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.66†	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Incentive Stock Option, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.67†	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Non-Qualified Stock Option, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.68†	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.69†	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock for Director, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.70†	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Stock-Settled Restricted Stock Units, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.71†	Exterran Holdings, Inc. Award Notice for Time-Vested Incentive Stock Option for Stephen A. Snider, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

Exhibit		Description

10	.72†	Exterran Holdings, Inc. Award Notice for Time-Vested Non-Qualified Stock Option for Stephen A. Snider, incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.73†	Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock for Stephen A. Snider, incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.74†	Form of Consulting Agreement by and between Exterran Holdings, Inc. and Stephen A. Snider, incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.75†	Amendment and Discharge of Change of Control Agreement by and between Exterran Holdings, Inc. and Norman A. Mckay, incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009
21	.1*	List of Subsidiaries
23	.1*	Consent of Deloitte & Touche LLP
31	.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	The registrant hereby agrees to supplementally furnish the staff, on a confidential basis, a copy of any omitted schedule upon the staff’s request.