Form 10-Q
period 2010-03-31
EXTERRAN HOLDINGS INC.
filed 2010-05-06
CIK 1389050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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
Number of shares of the common stock of the registrant outstanding as of April 30, 2010: 63,134,652 shares.

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Comprehensive Income (Loss)	5
Condensed Consolidated Statements of Equity	6
Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	40
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	41
Item 1A. Risk Factors	41
Item 5. Other Information	42
Item 6. Exhibits	43
SIGNATURES	44
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$67,403	$83,745
Restricted cash	20,416	14,871
Accounts receivable, net of allowance of $14,533 and $15,342, respectively	405,852	447,504
Inventory, net	488,324	489,982
Costs and estimated earnings in excess of billings on uncompleted contracts	171,035	180,181
Current deferred income taxes	22,510	25,913
Other current assets	107,774	118,813
Current assets associated with discontinued operations	9,093	58,152

Total current assets	1,292,407	1,419,161
Property, plant and equipment, net	3,352,654	3,404,354
Goodwill, net	195,644	195,164
Intangible and other assets, net	263,722	273,883
Long-term assets associated with discontinued operations	7,076	386

Total assets	$5,111,503	$5,292,948

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$127,029	$131,337
Accrued liabilities	298,264	321,412
Deferred revenue	165,830	206,160
Billings on uncompleted contracts in excess of costs and estimated earnings	163,998	156,245
Current liabilities associated with discontinued operations	26,025	21,879

Total current liabilities	781,146	837,033
Long-term debt	2,143,945	2,260,936
Other long-term liabilities	176,547	179,327
Deferred income taxes	170,217	182,126
Long-term liabilities associated with discontinued operations	11,932	16,667

Total liabilities	3,283,787	3,476,089
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share, 250,000,000 shares authorized; 68,906,476 and 68,195,447 shares issued, respectively	689	682
Additional paid-in capital	3,440,562	3,434,618
Accumulated other comprehensive loss	(34,095)	(27,879)
Accumulated deficit	(1,548,827)	(1,565,489)
Treasury stock – 5,754,623 and 5,667,897 common shares, at cost, respectively	(203,605)	(201,935)

Total Exterran stockholders’ equity	1,654,724	1,639,997
Noncontrolling interest	172,992	176,862

Total equity	1,827,716	1,816,859

Total liabilities and equity	$5,111,503	$5,292,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
North America contract operations	$152,627	$194,393
International contract operations	109,740	90,679
Aftermarket services	70,323	75,531
Fabrication	243,618	342,609

	576,308	703,212

Costs and Expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	71,375	83,705
International contract operations	40,855	32,805
Aftermarket services	56,612	59,754
Fabrication	196,873	286,714
Selling, general and administrative	84,051	85,111
Depreciation and amortization	91,775	82,073
Long-lived asset impairment	1,707	5,600
Restructuring charges	—	1,704
Interest expense	32,934	26,734
Equity in loss of non-consolidated affiliates	—	91,117
Other (income) expense, net	(2,183)	(3,362)

	573,999	751,955

Income (loss) before income taxes	2,309	(48,743)
Provision for (benefit from) income taxes	(3,999)	10,963

Income (loss) from continuing operations	6,308	(59,706)
Income from discontinued operations, net of tax	10,425	1,806

Net income (loss)	16,733	(57,900)
Less: Net income attributable to the noncontrolling interest	(71)	(1,514)

Net income (loss) attributable to Exterran stockholders	$16,662	$(59,414)

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran stockholders	$0.10	$(1.00)
Income from discontinued operations attributable to Exterran stockholders	0.17	0.03

Net income (loss) attributable to Exterran stockholders	$0.27	$(0.97)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran stockholders	$0.10	$(1.00)
Income from discontinued operations attributable to Exterran stockholders	0.17	0.03

Net income (loss) attributable to Exterran stockholders	$0.27	$(0.97)

Weighted average common and equivalent shares outstanding:
Basic	61,836	61,209

Diluted	62,546	61,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net income (loss)	$16,733	$(57,900)
Other comprehensive income, net of tax:
Change in fair value of derivative financial instruments	(867)	(2,355)
Foreign currency translation adjustment	(5,408)	(5,701)

Comprehensive income (loss)	10,458	(65,956)
Less: Comprehensive income attributable to the noncontrolling interest	12	2,144

Comprehensive income (loss) attributable to Exterran	$10,446	$(68,100)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Exterran Holdings, Inc. Stockholders
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Treasury	Accumulated	Noncontrolling
	Stock	Capital	Loss	Stock	Deficit	Interest	Total
Balance at December 31, 2008	$672	$3,354,922	$(94,767)	$(200,959)	$(1,016,082)	$184,291	$2,228,077
Treasury stock purchased				(393)			(393)
Shares issued in employee stock purchase plan	1	960					961
Stock-based compensation expense, net of forfeitures	7	5,965				332	6,304
Income tax expense from stock-based compensation expense		(1,522)					(1,522)
Cash distribution to noncontrolling unitholders of the Partnership						(3,857)	(3,857)
Other						165	165
Comprehensive income (loss):
Net income (loss)					(59,414)	1,514	(57,900)
Derivatives change in fair value, net of tax			(2,985)			630	(2,355)
Foreign currency translation adjustment			(5,701)				(5,701)

Balance at March 31, 2009	$680	$3,360,325	$(103,453)	$(201,352)	$(1,075,496)	$183,075	$2,163,779

Balance at December 31, 2009	$682	$3,434,618	$(27,879)	$(201,935)	$(1,565,489)	$176,862	$1,816,859
Treasury stock purchased				(1,670)			(1,670)
Options exercised		342					342
Shares issued in employee stock purchase plan	1	649					650
Stock-based compensation expense, net of forfeitures	6	5,401				(58)	5,349
Income tax expense from stock-based compensation expense		(448)					(448)
Cash distribution to noncontrolling unitholders of the Partnership						(3,872)	(3,872)
Other						48	48
Comprehensive income (loss):
Net income					16,662	71	16,733
Derivatives change in fair value, net of tax			(808)			(59)	(867)
Foreign currency translation adjustment			(5,408)				(5,408)

Balance at March 31, 2010	$689	$3,440,562	$(34,095)	$(203,605)	$(1,548,827)	$172,992	$1,827,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net income (loss)	$16,733	$(57,900)
Adjustments:
Depreciation and amortization	91,775	82,073
Amortization of debt discount	3,953	—
Long-lived asset impairment	1,707	5,600
Deferred financing cost amortization	1,280	805
Income from discontinued operations, net of tax	(10,425)	(1,806)
Provision for doubtful accounts	950	1,897
Gain on sale of property, plant and equipment	(1,241)	(710)
Equity in loss of non-consolidated affiliates, net of dividends received	—	91,117
Interest rate swaps	262	452
(Gain) loss on remeasurement of intercompany balances	1,434	(1,229)
Stock-based compensation expense	5,349	6,145
Deferred income tax provision	(9,921)	225
Changes in assets and liabilities:
Accounts receivable and notes	39,409	(82,859)
Inventory	8,783	(117,814)
Costs and estimated earnings versus billings on uncompleted contracts	14,324	151,630
Prepaid and other current assets	10,112	(4,545)
Accounts payable and other liabilities	(25,639)	(33,858)
Deferred revenue	(39,921)	42,472
Other	(1,874)	(13,497)

Net cash provided by continuing operations	107,050	68,198
Net cash provided by discontinued operations	—	611

Net cash provided by operating activities	107,050	68,809

Cash flows from investing activities:
Capital expenditures	(47,861)	(122,500)
Proceeds from sale of property, plant and equipment	5,386	3,194
Increase in restricted cash	(5,545)	(3,989)

Net cash used in continuing operations	(48,020)	(123,295)
Net cash provided by (used in) discontinued operations	50,000	(611)

Net cash provided by (used in) investing activities	1,980	(123,906)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	53,000	76,500
Repayments of long-term debt	(173,943)	(35,022)
Proceeds from stock options exercised	342	—
Proceeds from stock issued pursuant to our employee stock purchase plan	650	961
Purchases of treasury stock	(1,670)	(393)
Stock–based compensation excess tax benefit	734	7
Distributions to noncontrolling partners in the Partnership	(3,872)	(3,857)

Net cash provided by (used in) financing activities	(124,759)	38,196

Effect of exchange rate changes on cash and equivalents	(613)	536

Net decrease in cash and cash equivalents	(16,342)	(16,365)
Cash and cash equivalents at beginning of period	83,745	123,906

Cash and cash equivalents at end of period	$67,403	$107,541

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
The table below summarizes income (loss) attributable to Exterran stockholders (in thousands):

	Three Months Ended March 31,
	2010	2009
Income (loss) from continuing operations	$6,237	$(61,220)
Income from discontinued operations, net of tax	10,425	1,806

Net income (loss) attributable to Exterran stockholders	$16,662	$(59,414)

The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted income (loss) attributable to Exterran stockholders per common share (in thousands):

	Three Months Ended March 31,
	2010	2009
Weighted average common shares outstanding-used in basic income (loss) per common share	61,836	61,209
Net dilutive potential common stock issuable:
On exercise of options and vesting of restricted stock and restricted stock units	695	**
On settlement of employee stock purchase plan shares	15	**
On exercise of warrants	**	—
On conversion of 4.25% convertible senior notes due 2014	**	—
On conversion of 4.75% convertible senior notes due 2014	**	**

Weighted average common shares and dilutive potential common shares-used in diluted income per common share	62,546	61,209

**	Excluded from diluted income (loss) per common share as the effect would have been anti-dilutive.
There were no adjustments to net income attributable to Exterran stockholders for the diluted earnings per share calculation for the three months ended March 31, 2010 or 2009.

The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2010	2009
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	1,496	1,830
On exercise of options and vesting of restricted stock and restricted stock units	—	433
On settlement of employee stock purchase plan shares	—	46
On exercise of warrants	2,808	—
On conversion of 4.25% convertible senior notes due 2014	15,334	—
On conversion of 4.75% convertible senior notes due 2014	3,114	3,114

Net dilutive potential common shares issuable	22,752	5,423

Financial Instruments
Our financial instruments include cash, restricted cash, receivables, payables, interest rate swaps, foreign currency hedges and debt. At March 31, 2010 and December 31, 2009, the estimated fair value of such financial instruments, except for debt, approximated their carrying value as reflected in our consolidated balance sheets. As a result of the current credit environment, we believe that the fair value of our floating rate debt does not approximate its carrying value as of March 31, 2010 and December 31, 2009 because the applicable margin on our floating rate debt was below the market rates as of these dates. The fair value of our fixed rate debt has been estimated primarily based on quoted market prices. The fair value of our floating rate debt has been estimated based on similar debt transactions that occurred near March 31, 2010 and December 31, 2009. A summary of the fair value and carrying value of our debt as of March 31, 2010 and December 31, 2009 is shown in the table below (in thousands):

	As of March 31, 2010		As of December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Fixed rate debt	$413,445	$447,206	$409,506	$423,696
Floating rate debt	1,730,500	1,642,589	1,851,430	1,739,456

Total debt	$2,143,945	$2,089,795	$2,260,936	$2,163,152

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
Reclassifications
Certain amounts in the prior financial statements have been reclassified to conform to the 2010 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.
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

While the law provides that companies whose assets are expropriated in this manner may be compensated in cash or securities, we are unable to predict what, if any, compensation Venezuela will ultimately offer in exchange for any such expropriated assets and, accordingly, we are unable to predict what, if any, compensation we ultimately will receive. We reserve and will continue to reserve the right to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investment treaties and customary international law. In this connection, on June 16, 2009, we delivered to the Venezuelan government and PDVSA an official notice of dispute relating to the seized assets and investments under the Agreement between Spain and Venezuela for the Reciprocal Promotion and Protection of Investments and under Venezuelan law. On March 23, 2010, we filed a request for the institution of an arbitration proceeding against Venezuela with the International Centre for Settlement of Investment Disputes related to the seized assets and investments. We maintained insurance for the risk of expropriation of our investments in Venezuela, subject to a policy limit of $50 million. During the year ended December 31, 2009, we recorded a receivable of $50 million related to this insurance policy because we determined that recovery under this policy of a portion of our loss was probable. We collected the $50 million under our policy in January 2010. Under the terms of the insurance policy, certain compensation we may receive from the Venezuelan government or PDVSA for our expropriated assets and operations will be applied first to the reimbursement of out-of-pocket expenses incurred by us and the insurance company, second to the insurance company until the $50 million payment has been repaid and third to us.
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
The expropriation of our business in Venezuela meets the criteria established for recognition as discontinued operations under accounting standards for presentation of financial statements. Therefore, our Venezuela contract operations and aftermarket services businesses are now reflected as discontinued operations in our consolidated statements of operations.
In January 2010, the Venezuelan government announced a devaluation of the Venezuelan bolivar. This devaluation resulted in a translation gain of approximately $12.2 million on the remeasurement of our net liability position in Venezuela. The functional currency of our Venezuela subsidiary is the U.S. dollar and we had more liabilities than assets denominated in bolivars in Venezuela at the time of the devaluation. The exchange rate used to remeasure our net liabilities changed from 2.15 bolivars per U.S. dollar at December 31, 2009 to 4.3 bolivars per U.S. dollar in January 2010.
The table below summarizes the operating results of the discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenues	$228	$34,681
Expenses and selling, general and administrative	1,056	31,047
Expropriation related loss (recovery)	(300)	—
Other (income) loss, net	(12,141)	(4,299)
Provision for income taxes	1,188	6,127

Income from discontinued operations, net of tax.	$10,425	$1,806

The table below summarizes the balance sheet data for discontinued operations (in thousands):

	March 31,	December 31,
	2010	2009
Cash	$5,560	$1,841
Accounts receivable	127	177
Political risk insurance receivable	—	50,000
Inventory	125	169
Other current assets	3,281	5,965

Total current assets associated with discontinued operations	9,093	58,152
Property, plant and equipment, net	611	386
Other long-term assets	6,465	—

Total assets associated with discontinued operations	$16,169	$58,538

Accounts payable	$3,886	$9,543
Accrued liabilities	13,070	12,336
Deferred revenues	9,069	—

Total current liabilities associated with discontinued operations	26,025	21,879
Other long-term liabilities	11,932	16,667

Total liabilities associated with discontinued operations	$37,957	$38,546

3. INVENTORY
Inventory, net of reserves, consisted of the following amounts (in thousands):

	March 31,	December 31,
	2010	2009
Parts and supplies	$272,241	$284,849
Work in progress	168,971	154,763
Finished goods	47,112	50,370

Inventory, net of reserves	$488,324	$489,982

As of March 31, 2010 and December 31, 2009, we had inventory reserves of $17.9 million and $18.4 million, respectively.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Compression equipment, facilities and other fleet assets	$4,367,794	$4,355,915
Land and buildings	172,122	174,004
Transportation and shop equipment	206,385	207,035
Other	127,799	125,435

	4,874,100	4,862,389
Accumulated depreciation	(1,521,446)	(1,458,035)

Property, plant and equipment, net	$3,352,654	$3,404,354

5. INVESTMENTS IN NON-CONSOLIDATED AFFILIATES
Investments in affiliates that are not controlled by Exterran but where we have the ability to exercise significant influence over the operations are accounted for using the equity method. Our share of net income or losses of these affiliates is reflected in the consolidated statements of operations as equity in loss of non-consolidated affiliates. Our primary equity method investments have been primarily comprised of entities that own, operate, service and maintain compression and other related facilities, as well as water injection plants.

Our ownership interest and location of each equity method investee at March 31, 2010 is as follows:

	Ownership
	Interest	Location	Type of Business
PIGAP II	30.0%	Venezuela	Gas Compression Plant
El Furrial	33.3%	Venezuela	Gas Compression Plant
We also had a 35.5% ownership interest in each of the SIMCO Consortium and Harwat that we sold in November 2009. The SIMCO Consortium and Harwat operate a water injection plant in Venezuela. The summarized financial information in the table below includes the investees listed above as well as the SIMCO Consortium and Harwat through their disposition date in November 2009.
Summarized combined earnings information for these entities consisted of the following amounts (on a 100% basis, in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenues	$—	$6,824
Operating income (loss)	16,733	(243,167)
Net income (loss)	14,599	(225,960)
Due to unresolved disputes with its only customer, PDVSA, SIMCO sent a notice to PDVSA in the fourth quarter of 2008 stating that SIMCO might not be able to continue to fund its operations if some of its outstanding disputes were not resolved and paid in the near future. On February 25, 2009, the Venezuelan National Guard occupied SIMCO’s facilities and during March 2009 transitioned the operation of SIMCO, including the hiring of SIMCO’s employees, to PDVSA.
During the first quarter of 2009, we determined that the expected proceeds from our investment in the SIMCO Consortium and Harwat would be less than the book value of our investment and, as a result, that the fair value of our investment had declined and the loss in value was not temporary. Therefore, we recorded an impairment charge in the first quarter of 2009 of $6.5 million, which is reflected as a charge in equity in loss of non-consolidated affiliates in our consolidated statements of operations.
Due to lack of payments from their only customer, PDVSA, PIGAP II and El Furrial each sent a notice of default to PDVSA in April 2009. PIGAP II’s and El Furrial’s debt was in technical default triggered by past due payments from their sole customer under their related services contracts. As a result of PDVSA’s nonpayment, in March 2009 these joint ventures recorded impairments on their assets. Accordingly, we reviewed our expected cash flows related to these two joint ventures and determined in March 2009 that the fair value of our investment in PIGAP II and El Furrial had declined and that we had a loss in our investment that was not temporary. Therefore, we recorded an impairment charge of $90.1 million ($81.7 million net of tax) to write-off our investments in PIGAP II and El Furrial. These impairment charges are reflected as a charge in equity in loss of non-consolidated affiliates in our consolidated statements of operations. In May 2009, PDVSA assumed control over the assets of PIGAP II and El Furrial and transitioned the operations of PIGAP II and El Furrial, including the hiring of their employees, to PDVSA. Our non-consolidated affiliates are expected to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investment treaties and customary international law, which could result in us recording a gain on our investment in future periods. However, we are unable to predict what, if any, compensation we ultimately will receive.
Because the assets and operations of our investments in our remaining non-consolidated affiliates have been expropriated, we currently do not expect to have significant, if any, equity earnings in non-consolidated affiliates in the future from these investments.

6. DEBT
Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Revolving credit facility due August 2012	$—	$68,929
Term loan	770,000	780,000
2007 asset-backed securitization facility notes due July 2012	530,000	570,000
Partnership’s revolving credit facility due October 2011	283,000	285,000
Partnership’s term loan facility due October 2011	117,500	117,500
Partnership’s asset-backed securitization facility notes due July 2013	30,000	30,000
4.75% convertible senior notes due January 2014	143,750	143,750
4.25% convertible senior notes due June 2014 (presented net of the unamortized discount of $85.6 million and $89.5 million, respectively)	269,422	265,469
Other, interest at various rates, collateralized by equipment and other assets	273	288

Long-term debt	$2,143,945	$2,260,936

In June 2009, we issued under our shelf registration statement $355.0 million aggregate principal amount of 4.25% convertible senior notes due June 2014 (the “4.25% Notes”), including $30.0 million principal amount issued pursuant to the underwriter’s overallotment option. The 4.25% Notes are convertible upon the occurrence of certain conditions into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. The 4.25% Notes’ intrinsic value exceeded their principal amount as of March 31, 2010 by $15.6 million. We may not redeem the notes prior to the maturity date of the notes.
GAAP requires that the liability and equity components of certain convertible debt instruments that may be settled in cash upon conversion be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. Upon issuance of our 4.25% Notes, $97.9 million was recorded as a debt discount and reflected in equity related to the convertible feature of these notes. The unamortized discount on the 4.25% Notes will be amortized using the effective interest method through June 30, 2014. During the three months ended March 31, 2010, we recognized $3.8 million of interest expense related to the contractual interest coupon and $4.0 million of amortization of the debt discount, respectively. The effective interest rate on the debt component of these notes was 11.67% for the three months ended March 31, 2010.
As of March 31, 2010, our senior secured borrowings consisted of our asset-backed securitization facility (the “2007 ABS Facility”), the term loan and our revolving credit facility. At March 31, 2010, we had undrawn capacity of $566.0 million and $270.0 million under our revolving credit facility and 2007 ABS Facility, respectively. Our senior secured credit agreement (the “Credit Agreement”) limits our total outstanding Senior Secured Debt to EBITDA ratio (as defined in the Credit Agreement) to be not greater than 4.0 to 1.0. Due to this limitation, only $668.5 million of the combined $836.0 million of undrawn capacity under both facilities was available for additional borrowings as of March 31, 2010. Further, as of March 31, 2010, only $108.5 million of the $270.0 million in unfunded commitments under our 2007 ABS Facility was available due to certain covenant limitations under the facility, assuming such facility was fully funded with all eligible contract compression assets available at that time. If our operations within Exterran ABS 2007 LLC (along with its subsidiary, “Exterran ABS”) experience additional reductions in cash flows, the amount available for additional borrowings could be further reduced. If the outstanding borrowings exceed the amount allowed based on the limitations, we can utilize either certain cash flows from Exterran ABS’s operations or borrowings under our revolving credit facility, or a combination of both, to reduce the amount of borrowings outstanding to the amount allowed pursuant to the limitations.
As of March 31, 2010, our subsidiary, Exterran Partners L.P. (together with its subsidiaries, the “Partnership”), had undrawn capacity of $32.0 million and $120.0 million under its revolving credit facility and asset-backed securitization facility, respectively. Due to limitations under the Partnership’s senior secured credit agreement (the “Partnership Credit Agreement”) on the Partnership’s total outstanding senior secured borrowings, only approximately $106.7 million of the combined $152.0 million of undrawn capacity under both facilities would have been available for additional borrowings as of March 31, 2010.
Our bank credit facilities, asset-backed securitization facilities and the agreements governing certain of our other indebtedness include various covenants with which we must comply, including, but not limited to, limitations on incurrence of indebtedness, investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. For example, under our Credit Agreement we must maintain various consolidated financial ratios including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. As of March 31, 2010, we maintained a 5.7 to 1.0 EBITDA to Total Interest Expense ratio, a 3.5 to 1.0 consolidated Total Debt to EBITDA ratio and a 2.7 to 1.0 Senior Secured Debt to EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our credit agreements. In addition, if we experienced a material adverse effect on our assets, liabilities, financial condition, business, operations or prospects that, taken as a whole, impacts our ability to perform our obligations under our credit agreements, this could lead to a default under our credit agreements. A default under one or more of our debt agreements, including a default by the Partnership under its credit facilities, would trigger cross-default provisions under certain of our debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of March 31, 2010, we were in compliance with all financial covenants under our credit agreements.
The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including restrictions on the use of proceeds from borrowings and limitations on its ability to incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.5 to 1.0, and a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.0 to 1.0. The Partnership Credit Agreement allows for the Partnership’s Total Debt to EBITDA ratio to be increased from 5.0 to 1.0 to 5.5 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes. Therefore, because the November 2009 Contract Operations Acquisition (as defined in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below) closed in the fourth quarter of 2009 and met the applicable thresholds, the maximum allowed ratio of Total Debt to EBITDA was increased from 5.0 to 1.0 to 5.5 to 1.0 for the quarters ending December 31, 2009, March 31, 2010 and June 30, 2010. After June 30, 2010, the Partnership’s required Total Debt to EBITDA ratio will revert back to 5.0 to 1.0. As of March 31, 2010, the Partnership maintained a 4.7 to 1.0 EBITDA to Total Interest Expense ratio and a 4.4 to 1.0 Total Debt to EBITDA ratio. If the Partnership experiences a deterioration in the demand for its services and is unable to consummate further acquisitions from us, amend its senior secured credit facility or restructure its debt, it estimates that it could be in violation of the maximum Total Debt to EBITDA covenant ratio contained in its senior secured credit facility in 2010. A violation of the Partnership’s Total Debt to EBITDA covenant would be an event of default under the Partnership Credit Agreement which would trigger cross-default provisions under certain of our debt agreements. As of March 31, 2010, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.
7. ACCOUNTING FOR DERIVATIVES
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
Interest Rate Risk
At March 31, 2010, we were a party to interest rate swaps in which we pay fixed payments and receive floating payments on a notional value of $1,450.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $1,379.7 million expiring through January 2013 and the remaining interest rate swaps expiring through October 2019. The weighted average effective fixed interest rate payable on our interest rate swaps was 4.1% as of March 31, 2010. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded approximately $0.1 million and $0.2 million of interest expense for the three months ended March 31, 2010 and 2009, respectively, due to the ineffectiveness related to these swaps. We estimate that approximately $49.3 million of deferred pre-tax losses, included in our accumulated other comprehensive loss at March 31, 2010 will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.
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
The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	March 31, 2010
		Fair Value
	Balance Sheet Location	Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangibles and other assets	$170
Interest rate hedges	Accrued liabilities	(49,277)
Interest rate hedges	Other long-term liabilities	(35,757)

Total derivatives		$(84,864)

	December 31, 2009
		Fair Value
	Balance Sheet Location	Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangibles and other assets	$262
Interest rate hedges	Accrued liabilities	(48,421)
Interest rate hedges	Other long-term liabilities	(35,300)

Total derivatives		$(83,459)

Three Months Ended March 31, 2010
Gain (Loss)
Reclassified
from
	Gain (Loss)		Accumulated
	Recognized in		Other
	Other	Location of Gain (Loss)	Comprehensive
	Comprehensive	Reclassified from Accumulated	Income (Loss)
	Income (Loss) on	Other Comprehensive Income	into Income
	Derivatives	(Loss) into Income (Loss)	(Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(15,179)	Interest expense	$(14,312)

	Three Months Ended March 31, 2009
			Gain (Loss)
			Reclassified
			from
	Gain (Loss)		Accumulated
	Recognized in		Other
	Other	Location of Gain (Loss)	Comprehensive
	Comprehensive	Reclassified from Accumulated	Income (Loss)
	Income (Loss) on	Other Comprehensive Income	into Income
	Derivatives	(Loss) into Income (Loss)	(Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(15,552)	Interest expense	$(12,395)
Foreign currency hedge	549	Fabrication revenue	(253)

Totals	$(15,003)		$(12,648)

Three Months Ended March 31, 2009
Amount of Gain
(Loss)
	Location of Gain (Loss)	Recognized in
	Recognized in Income (Loss) on	Income (Loss)
	Derivative	on Derivative
Derivatives not designated as hedging instruments:
Foreign currency hedge	Other income (expense), net	$(380)

The counterparties to our derivative agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us. We have no specific collateral posted for our derivative instruments. The counterparties to our interest rate swaps are also lenders under our credit facilities and/or our ABS facilities and, in that capacity, share proportionally in the collateral pledged under the related facility.
8. FAIR VALUE MEASUREMENTS
The accounting standard for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories.
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
The following table summarizes the valuation of our interest rate swaps and impaired assets as of and for the three months ended March 31, 2010 with pricing levels as of the date of valuation (in thousands):

		Quoted
		Market
		Prices in	Significant	Significant
		Active	Other	Unobservable
		Markets	Observable	Inputs
	Total	(Level 1)	Inputs (Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(84,864)	$—	$(84,864)	$—
Impairment of long-lived assets	360	—	—	360

The following table summarizes the valuation of our interest rate swaps and impaired assets as of and for the three months ended March 31, 2009 with pricing levels as of the date of valuation (in thousands):

		Quoted
		Market	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(104,570)	$—	$(104,570)	$—
Foreign currency derivatives asset (liability)	(2,331)	—	(2,331)	—
Investments in non-consolidated affiliates	1,217	—	—	1,217
Impairment of manufacturing facilities	8,400	—	8,400	—
Our interest rate swaps and foreign currency derivatives are recorded at fair value utilizing a combination of the market and income approach to fair value. We used discounted cash flows and market based methods to compare similar derivative instruments. Our estimate of the fair value of the long-lived assets impaired was based on the estimated component value of the equipment that we plan to use. Our estimate of the fair value of our investments in non-consolidated affiliates was based on discounted cash flow models that use probability weighted estimated cash flows to estimate the fair value of our investment in these non-consolidated affiliates. The primary inputs for the cash flow models were estimates of cash flows from operations we received from management of the joint ventures and our estimates of final proceeds that we would ultimately receive. Our estimate of the fair value of the impaired manufacturing facilities was based on sales of similar assets.
9. LONG-LIVED ASSET IMPAIRMENT
As a result of a decline in market conditions in North America during 2010 and 2009, we reviewed for impairment our compression assets that had been previously removed from our available fleet and were to be disposed of. We performed a cash flow analysis of the expected proceeds from the disposition of these units to determine the fair value of the assets. For the first quarter of 2010, the net book value of these assets exceeded the fair value by $1.7 million and was recorded as a long-lived asset impairment.
In the first quarter of 2009, our management approved a plan to close certain fabrication facilities and consolidate our compression fabrication activities (see Note 10). As a result, we reviewed the facilities to be closed for impairment and the net book value of these facilities exceeded the fair value by $5.6  million and was recorded as a long-lived asset impairment. The consolidation of those compression fabrication activities was completed in September 2009.
10. RESTRUCTURING CHARGES
As a result of the reduced level of demand for our products and services, our management approved a plan in March 2009 to close certain facilities to consolidate our compression fabrication activities. These actions were the result of significant fabrication capacity stemming from the 2007 merger that created Exterran and the lack of consolidation of this capacity since that time, as well as the anticipated continuation of weaker global economic and energy industry conditions. The consolidation of those compression fabrication activities was completed in September 2009. Restructuring charges in the first quarter of 2009 included a $5.6 million facility impairment charge which was reflected in our consolidated statement of operations as a Long-lived asset impairment (see Note 9). Additionally, we reduced the size of our workforce at our two manufacturing locations in Houston, Texas to support the forecasted level of new fabrication work.
11. STOCK-BASED COMPENSATION
Stock Incentive Plan
On August 20, 2007, we adopted the Exterran Holdings, Inc. 2007 Stock Incentive Plan (as amended and restated, the “2007 Plan”), which previously had been approved by the stockholders of Hanover Compressor Company and Universal Compression Holdings, Inc. and provides for the granting of stock-based awards in the form of options, restricted stock, restricted stock units, stock appreciation rights and performance awards to our employees and directors. In May 2010, our stockholders approved an amendment to the 2007 Plan which increased the aggregate number of shares of common stock that may be issued under the 2007 Plan from 6,750,000 to 9,750,000. Each option and stock appreciation right granted counts as one share against the aggregate share limit, and each share of restricted stock and restricted stock unit granted counts as two shares against the aggregate share limit. Awards granted under the 2007 Plan that are subsequently cancelled, terminated or forfeited are available for future grant.

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
The weighted average fair value at date of grant for options granted during the three months ended March 31, 2010 was $8.71, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Three Months
Ended
March 31, 2010
Expected life in years	4.5
Risk-free interest rate	2.16%
Volatility	42.90%
Dividend yield	0.00%
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
The following table presents stock option activity for the three months ended March 31, 2010 (in thousands, except per share data and remaining life in years):

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life	Value
Options outstanding, December 31, 2009	2,833	$33.37
Granted	669	22.77
Exercised	(26)	16.25
Cancelled	(78)	43.27

Options outstanding, March 31, 2010	3,398	$31.18	5.0	$9,598

Options exercisable, March 31, 2010	1,990	$35.91	4.2	$4,362

Intrinsic value is the difference between the market value of our stock and the exercise price of each option multiplied by the number of options outstanding for those options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the three months ended March 31, 2010 was $0.3 million. As of March 31, 2010, $17.8 million of unrecognized compensation cost related to unvested stock options is expected to be recognized over the weighted-average period of 2.3 years.
Restricted Stock and Restricted Stock Units
For grants of restricted stock and restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the date of grant. Common stock subject to restricted stock grants generally vests 33 1/3% on each of the first three anniversaries of the grant date.
The following table presents restricted stock and restricted stock unit activity for the three months ended March 31, 2010 (in thousands, except per share data):

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Non-vested restricted stock and restricted stock units, December 31, 2009	1,162	$28.15
Granted	747	22.82
Vested	(371)	28.50
Cancelled	(25)	31.74

Non-vested restricted stock and restricted stock units, March 31, 2010	1,513	$25.38

As of March 31, 2010, $25.3 million of unrecognized compensation cost related to unvested restricted stock and restricted stock units is expected to be recognized over the weighted-average period of 2.3 years.
The compensation committee’s practice is to grant equity-based awards once a year, in late February or early March after fourth quarter earnings information for the prior year has been released for at least two full trading days. The schedule for making equity-based awards is typically established several months in advance, and is not set based on knowledge of material nonpublic information or in response to our stock price. This practice results in awards being granted on a regular, predictable annual cycle, after annual earnings information has been disseminated to the marketplace. Equity-based awards are occasionally granted at other times during the year, such as upon the hiring of a new employee or following the promotion of an employee. In some instances, the compensation committee may be aware, at the time grants are made, of matters or potential developments that are not ripe for public disclosure at that time but that may result in public announcement of material information at a later date. In February 2010, the compensation committee of our board of directors authorized annual long-term incentive awards of stock options, restricted stock, restricted stock units and performance shares to our executive officers, other employees and non-employee directors.
Employee Stock Purchase Plan
On August 20, 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. A total of 650,000 shares of our common stock have been authorized and reserved for issuance under the ESPP. At March 31, 2010, 342,938 shares remained available for purchase under the ESPP. Our ESPP plan is compensatory and, as a result, we record an expense on our consolidated statements of operations related to the ESPP. Effective July 1, 2009, the purchase discount under the ESPP was reduced from 15% to 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.
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
Partnership Phantom Units
During the quarter ended March 31, 2010, the Partnership granted 29,634 phantom units to officers and directors of Exterran GP LLC and certain of our employees, which settle 33 1/3% on each of the first three anniversaries of the grant date.
The following table presents phantom unit activity for the three months ended March 31, 2010:

		Weighted
		Average
		Grant-Date
	Phantom	Fair Value
	Units	per Unit
Phantom units outstanding, December 31, 2009	91,124	$17.06
Granted	29,634	22.88
Vested	(33,373)	18.18
Cancelled	(2,065)	17.26

Phantom units outstanding, March 31, 2010	85,320	$18.60

As of March 31, 2010, $1.5 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 2.2 years.

12. COMMITMENTS AND CONTINGENCIES
We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	March 31, 2010
Performance guarantees through letters of credit(1)	2010 – 2013	$294,161
Standby letters of credit	2010 – 2011	19,449
Commercial letters of credit	2010	1,032
Bid bonds and performance bonds(1)	2010 – 2016	123,372

Maximum potential undiscounted payments		$438,014

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.
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
In January 2008, we acquired GLR Solutions Ltd. (“GLR”), a Canadian provider of water treatment products for the upstream petroleum and other industries, for approximately $25 million plus certain working capital adjustments and contingent payments based on the performance of GLR. In April 2009, we paid approximately $3.6 million Canadian based on GLR’s performance for the year ended December 31, 2008 and we may be required to pay up to an additional $18.4 million Canadian based on GLR’s performance in 2010.
See Note 2 and Note 5 for a discussion of gain contingencies related to our claims for assets and investments that were expropriated in Venezuela.
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
13. RECENT ACCOUNTING DEVELOPMENTS
In June 2009, the Financial Accounting Standards Board issued new guidance to require an entity to perform an analysis to determine whether the entity’s variable interest gives it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the entity that has both the power to direct the activities that most significantly impact the variable interest entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the variable interest entity. The new guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The new guidance is effective for fiscal years beginning after November 15, 2009. Our adoption of this new guidance on January 1, 2010 did not have a material impact on our consolidated financial statements.
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
The following table presents sales and other financial information by industry segment for the three months ended March 31, 2010 and 2009 (in thousands):

	North
	America	International			Reportable
	Contract	Contract	Aftermarket		Segments
Three months ended	Operations	Operations	Services	Fabrication	Total
March 31, 2010:
Revenue from external customers	$152,627	$109,740	$70,323	$243,618	$576,308
Gross margin(1)	81,252	68,885	13,711	46,745	210,593
March 31, 2009:
Revenue from external customers	$194,393	$90,679	$75,531	$342,609	$703,212
Gross margin(1)	110,688	57,874	15,777	55,895	240,234

(1)	Gross margin, a non-GAAP financial measure, is reconciled to net income (loss) below.
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

The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income (loss)	$16,733	$(57,900)
Selling, general and administrative	84,051	85,111
Depreciation and amortization	91,775	82,073
Long-lived asset impairment	1,707	5,600
Restructuring charges	—	1,704
Interest expense	32,934	26,734
Equity in loss of non-consolidated affiliates	—	91,117
Other (income) expense, net	(2,183)	(3,362)
Provision for (benefit from) income taxes	(3,999)	10,963
Income from discontinued operations, net of tax	(10,425)	(1,806)

Gross margin	$210,593	$240,234

15. CONSOLIDATING FINANCIAL STATEMENTS
Exterran Energy Corp., a wholly owned subsidiary of Exterran Holdings, Inc., is the issuer of our 4.75% Notes. Exterran Holdings, Inc. agreed to fully and unconditionally guarantee the obligations of Exterran Energy Corp. relating to our 4.75% Notes and as a result of this guarantee, we are presenting the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

Condensed Consolidating Balance Sheet
March 31, 2010

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(in thousands)
ASSETS
Current assets	$1,463	$786	$1,283,260	$(2,195)	$1,283,314
Current assets associated with discontinued operations	—	—	9,093	—	9,093

Total current assets	1,463	786	1,292,353	(2,195)	1,292,407

Property, plant and equipment, net	—	—	3,352,654	—	3,352,654
Goodwill, net	—	—	195,644	—	195,644
Investments in affiliates	2,027,845	2,180,013	—	(4,207,858)	—
Other assets	864,235	844,684	248,373	(1,693,570)	263,722
Long-term assets associated with discontinued operations	—	—	7,076	—	7,076

Total long-term assets	2,892,080	3,024,697	3,803,747	(5,901,428)	3,819,096

Total assets	$2,893,543	$3,025,483	$5,096,100	$(5,903,623)	$5,111,503

LIABILITIES AND EQUITY
Current liabilities	$15,993	$2,854	$737,474	$(1,200)	$755,121
Current liabilities associated with discontinued operations	—	—	26,025	—	26,025

Total current liabilities	15,993	2,854	763,499	(1,200)	781,146

Long-term debt	1,039,422	143,750	960,773	—	2,143,945
Intercompany payables	—	851,034	802,784	(1,653,818)	—
Other long-term liabilities	10,412	—	377,099	(40,747)	346,764
Long-term liabilities associated with discontinued operations	—	—	11,932	—	11,932

Total liabilities	1,065,827	997,638	2,916,087	(1,695,765)	3,283,787

Total equity	1,827,716	2,027,845	2,180,013	(4,207,858)	1,827,716

Total liabilities and equity	$2,893,543	$3,025,483	$5,096,100	$(5,903,623)	$5,111,503

Condensed Consolidating Balance Sheet
December 31, 2009

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(in thousands)
ASSETS
Current assets	$1,443	$3,950	$1,360,994	$(5,378)	$1,361,009
Current assets associated with discontinued operations	—	—	58,152	—	58,152

Total current assets	1,443	3,950	1,419,146	(5,378)	1,419,161

Property, plant and equipment, net	—	—	3,404,354	—	3,404,354
Goodwill, net	—	—	195,164	—	195,164
Investments in affiliates	2,012,809	2,164,402	—	(4,177,211)	—
Other assets	944,087	922,712	257,103	(1,850,019)	273,883
Long-term assets associated with discontinued operations	—	—	386	—	386

Total long-term assets	2,956,896	3,087,114	3,857,007	(6,027,230)	3,873,787

Total assets	$2,958,339	$3,091,064	$5,276,153	$(6,032,608)	$5,292,948

LIABILITIES AND EQUITY
Current liabilities	$18,808	$4,541	$797,162	$(5,357)	$815,154
Current liabilities associated with discontinued operations	—	—	21,879	—	21,879

Total current liabilities	18,808	4,541	819,041	(5,357)	837,033

Long-term debt	1,114,398	143,750	1,002,788	—	2,260,936
Intercompany payables	—	929,964	881,714	(1,811,678)	—
Other long-term liabilities	8,274	—	391,541	(38,362)	361,453
Long-term liabilities associated with discontinued operations	—	—	16,667	—	16,667

Total liabilities	1,141,480	1,078,255	3,111,751	(1,855,397)	3,476,089

Total equity	1,816,859	2,012,809	2,164,402	(4,177,211)	1,816,859

Total liabilities and equity	$2,958,339	$3,091,064	$5,276,153	$(6,032,608)	$5,292,948

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2010

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(in thousands)
Revenues	$—	$—	$576,308	$—	$576,308

Costs of sales (excluding depreciation and amortization expense)	—	—	365,715	—	365,715
Selling, general and administrative	—	—	84,051	—	84,051
Depreciation and amortization	—	—	91,775	—	91,775
Long-lived asset impairment	—	—	1,707	—	1,707
Interest expense	16,601	1,707	14,626	—	32,934
Other (income) expense:
Intercompany charges, net	(3,438)	(1,177)	4,615	—	—
Equity in (income) loss of affiliates	(25,212)	(25,529)	—	50,741	—
Other, net	10	—	(2,193)	—	(2,183)

Income (loss) before income taxes	12,039	24,999	16,012	(50,741)	2,309
Provision for (benefit from) income taxes	(4,623)	(213)	837	—	(3,999)

Income (loss) from continuing operations	16,662	25,212	15,175	(50,741)	6,308
Income (loss) from discontinued operations, net of tax.	—	—	10,425	—	10,425

Net income (loss)	16,662	25,212	25,600	(50,741)	16,733
Less: Net income attributable to the noncontrolling interest	—	—	(71)	—	(71)

Net income (loss) attributable to Exterran stockholders	$16,662	$25,212	$25,529	$(50,741)	$16,662

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2009

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(in thousands)
Revenues	$—	$—	$703,212	$—	$703,212

Costs of sales (excluding depreciation and amortization expense)	—	—	462,978	—	462,978
Selling, general and administrative	—	—	85,111	—	85,111
Depreciation and amortization	—	—	82,073	—	82,073
Long-lived asset impairment	—	—	5,600	—	5,600
Restructuring charges	—	—	1,704	—	1,704
Interest expense	9,243	1,707	15,784	—	26,734
Other (income) expense:
Intercompany charges, net	(4,284)	(742)	5,026	—	—
Equity in (income) loss of affiliates	56,117	55,504	—	(111,621)	—
Equity in (income) loss of non-consolidating affiliates	—	—	91,117	—	91,117
Other, net	10	—	(3,372)	—	(3,362)

Income (loss) before income taxes	(61,086)	(56,469)	(42,809)	111,621	(48,743)
Provision for (benefit from) income taxes	(1,672)	(352)	12,987	—	10,963

Income (loss) from continuing operations	(59,414)	(56,117)	(55,796)	111,621	(59,706)
Income (loss) from discontinued operations, net of tax	—	—	1,806	—	1,806

Net income (loss)	(59,414)	(56,117)	(53,990)	111,621	(57,900)
Less: Net income attributable to the noncontrolling interest	—	—	(1,514)	—	(1,514)

Net income (loss) attributable to Exterran stockholders.	$(59,414)	$(56,117)	$(55,504)	$111,621	$(59,414)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(6,368)	$(313)	$113,731	$—	$107,050

Cash flows from investing activities:
Capital expenditures	—	—	(47,861)	—	(47,861)
Proceeds from sale of property, plant and equipment	—	—	5,386	—	5,386
Increase in restricted cash	—	—	(5,545)	—	(5,545)
Investment in consolidated subsidiaries	19,571	(19,258)	—	(313)	—

Net cash used in continuing operations	19,571	(19,258)	(48,020)	(313)	(48,020)
Net cash used in discontinued operations	—	—	50,000	—	50,000

Net cash used in investing activities	19,571	(19,258)	1,980	(313)	1,980

Cash flows from financing activities:
Proceeds from issuance of long-term debt	53,000	—	—	—	53,000
Repayments of long-term debt	(173,943)	—	—	—	(173,943)
Proceeds from stock options exercised	342	—	—	—	342
Proceeds from stock issued pursuant to our employee stock purchase plan	650	—	—	—	650
Purchases of treasury stock	(1,670)	—	—	—	(1,670)
Stock-based compensation excess tax benefit	—	—	734	—	734
Distribution to noncontrolling partners in the Partnership.	—	—	(3,872)	—	(3,872)
Capital contribution (distribution), net	(626)	19,571	(19,258)	313	—
Borrowings (repayments) between subsidiaries, net	108,930	—	(108,930)	—	—

Net cash provided by (used in) financing activities	(13,317)	19,571	(131,326)	313	(124,759)

Effect of exchange rate changes on cash and cash equivalents	—	—	(613)	—	(613)

Net decrease in cash and cash equivalents	(114)	—	(16,228)	—	(16,342)
Cash and cash equivalents at beginning of year	163	—	83,582	—	83,745

Cash and cash equivalents at end of year	$49	$—	$67,354	$—	$67,403

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2009

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(2,501)	$(598)	$71,297	$—	$68,198
Net cash provided by discontinued operations	—	—	611	—	611

Net cash provided by (used in) operating activities	(2,501)	(598)	71,908	—	68,809

Cash flows from investing activities:
Capital expenditures	—	—	(122,500)	—	(122,500)
Proceeds from sale of property, plant and equipment	—	—	3,194	—	3,194
Increase in restricted cash	—	—	(3,989)	—	(3,989)
Investment in consolidated subsidiaries	3,728	(3,130)	—	(598)	—

Net cash used in continuing operations	3,728	(3,130)	(123,295)	(598)	(123,295)
Net cash used in discontinued operations	—	—	(611)	—	(611)

Net cash used in investing activities	3,728	(3,130)	(123,906)	(598)	(123,906)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	75,000	—	1,500	—	76,500
Repayments of long-term debt	(35,000)	—	(22)	—	(35,022)
Proceeds from stock issued pursuant to our employee stock purchase plan	961	—	—	—	961
Purchases of treasury stock	(393)	—	—	—	(393)
Stock-based compensation excess tax benefit	—	—	7	—	7
Distribution to noncontrolling partners in the Partnership.	—	—	(3,857)	—	(3,857)
Capital contribution (distribution), net	(1,196)	3,728	(3,130)	598	—
Borrowings (repayments) between subsidiaries, net	(40,713)	—	40,713	—	—

Net cash provided by (used in) financing activities	(1,341)	3,728	35,211	598	38,196

Effect of exchange rate changes on cash and cash equivalents	—	—	536	—	536

Net decrease in cash and cash equivalents	(114)	—	(16,251)	—	(16,365)
Cash and cash equivalents at beginning of year	163	—	123,743	—	123,906

Cash and cash equivalents at end of year	$49	$—	$107,492	$—	$107,541

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. These forward-looking statements are also affected by the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s website at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
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
Exterran Partners, L.P.
We are the indirect majority owner of the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of March 31, 2010, public unitholders held a 34% ownership interest in the Partnership and we owned the remaining equity interest, including the general partner interest and all incentive distribution rights. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional interests in the Partnership. As of March 31, 2010, the Partnership had a

fleet of approximately 3,474 compressor units comprising approximately 1,318,000 horsepower, or 32% (by available horsepower) of our and the Partnership’s combined total U.S. horsepower.
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
Natural Gas Consumption. Natural gas consumption in the U.S. for the twelve months ended January 31, 2010 decreased by approximately 1% over the twelve months ended January 31, 2009. Total U.S. natural gas consumption is projected by the U.S. Energy Information Administration (“EIA”) to increase by 1.9% in 2010 and decline by 0.6% in 2011, and is expected to increase by an average of 0.7% per year thereafter until 2030. Natural gas consumption worldwide is projected to increase by 2.4% per year until 2030, according to the EIA.
In 2008, the U.S. accounted for an estimated annual production of approximately 21 trillion cubic feet of natural gas, or 19% of the worldwide total of approximately 110 trillion cubic feet. The EIA estimates that the U.S.’s natural gas production level will be approximately 23 trillion cubic feet in 2030, or 15% of the worldwide total of approximately 153 trillion cubic feet.
Our Performance Trends and Outlook
Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression and oil and natural gas production and processing and our customers’ decisions regarding whether to utilize our products and services rather than utilize products and services from our competitors. In particular, many of our North America contract operations agreements with customers have short initial terms; we cannot be certain that these contracts will be renewed after the end of the initial contractual term, and any such nonrenewal, or renewal at a reduced rate, could adversely impact our results of operations. However, we believe that, barring a significant and extended worldwide recession, industry activity outside of North America should be less affected given the longer-term nature of oil and natural gas infrastructure development projects in international markets.
In the quarter ended March 31, 2010, we saw an increase in natural gas drilling and an increase in order activity and bookings in our contract operations and fabrication business segments in the North America market. Despite this increase in activity, our total operating horsepower in North America decreased slightly in the quarter ended March 31, 2010 compared to a decrease of approximately 4% in the quarter ended December 31, 2009. We believe that uncertainty around natural gas supply and demand and natural gas prices, along with the current available supply of idle and underutilized compression equipment owned by our customers and competitors may negatively impact our ability to improve our North America contract operations horsepower utilization and pricing and, therefore, revenues in the near term. In international markets, we expect the start-up of projects in our contract operations backlog will result in an increase in revenues in our international contract operations business in 2010 compared to 2009. Additionally, we believe there will continue to be demand for our contract operations and Total Solutions projects in international markets, and we expect to have opportunities to grow our international business through our contract operations, aftermarket services and fabrication business segments.
As industry capital spending declined in 2009, our fabrication business segment experienced a reduction in demand. This decline in demand for our fabrication products led to a reduction in our fabrication backlog and revenue for the quarter ended March 31, 2010.
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

The Partnership’s senior secured credit facility matures in October 2011. If the Partnership were to replace this facility based on current market conditions, we expect that the interest rate under the replacement facility would be higher than that in the Partnership’s current facility and therefore would lead to higher interest expense in future periods.
We intend for the Partnership to be the primary vehicle for the long-term growth of our U.S. contract operations business. In November 2009, the Partnership acquired from us additional contract operations customer service agreements with 18 customers and a fleet of approximately 900 compressor units used to provide compression services under those agreements (the “November 2009 Contract Operations Acquisition”). We intend to continue to contribute over time additional U.S. contract operations customer contracts and equipment to the Partnership in exchange for cash, the Partnership’s assumption of our debt and/or our receipt of additional interests in the Partnership. Such transactions would depend on, among other things, market and economic conditions, our ability to reach agreement with the Partnership regarding the terms of any purchase and the availability to the Partnership of debt and equity capital on reasonable terms.
Financial Highlights
Financial highlights for the three months ended March 31, 2010, as compared to the prior year period, which are discussed in greater detail below in “Financial Results of Operations,” were as follows:
•	Revenue for the three months ended March 31, 2010 was $576.3 million compared to $703.2 million for the prior year period. The decrease in revenue in the three months ended March 31, 2010 is primarily due to the reduced sales in our North America contract operations and fabrication segments.
•	Net income attributable to Exterran for the three months ended March 31, 2010 was $16.7 million, compared to net loss attributable to Exterran of $59.4 million for the three months ended March 31, 2009. The net loss attributable to Exterran for the three months ended March 31, 2009 was primarily due to a $90.1 million ($81.7 million net of tax) charge related to our investments in non-consolidated affiliates located in Venezuela.
The following table summarizes our charges for the three months ended March 31, 2010, as compared to the prior year period (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Long-lived asset impairment	$1,707	$5,600
Restructuring charges	—	1,704
Investment in non-consolidated affiliates impairment	—	96,556

Total	$1,707	$103,860

Operating Highlights
As discussed in Note 2 to the Financial Statements of this report, the results from continuing operations for all periods presented exclude the results of our Venezuela international contract operations and aftermarket services businesses. Those results are now reflected in discontinued operations for all periods presented.

The following tables summarize our total available horsepower, total operating horsepower, horsepower utilization percentages and fabrication backlog.

	Three Months Ended
	March 31,	December 31,	March 31,
	2010	2009	2009
	(Horsepower in thousands)
Total Available Horsepower (at period end):
North America	4,293	4,321	4,576
International	1,232	1,234	1,180

Total	5,525	5,555	5,756

Total Operating Horsepower (at period end):
North America	2,838	2,867	3,308
International	1,022	1,032	1,018

Total	3,860	3,899	4,326

Total Operating Horsepower (average):
North America	2,855	2,920	3,389
International	1,026	1,022	1,041

Total	3,881	3,942	4,430

Horsepower Utilization (at period end):
North America	66%	66%	72%
International	83%	84%	86%
Total	70%	70%	75%

	March 31,	December 31,	March 31,
	2010	2009	2009
	(In millions)
Compressor and Accessory Fabrication Backlog	$277.0	$296.9	$354.8
Production and Processing Equipment Fabrication Backlog	488.2	515.6	695.8

Fabrication Backlog	$765.2	$812.5	$1,050.6

FINANCIAL RESULTS OF OPERATIONS
As discussed in Note 2 to the Financial Statements of this report, the results from continuing operations for all periods presented exclude the results of our Venezuela international contract operations and aftermarket services businesses. Those results are now reflected in discontinued operations for all periods presented.
THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009
Summary of Business Segment Results
North America Contract Operations
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2010	2009	(Decrease)
Revenue	$152,627	$194,393	(21)%
Cost of sales (excluding depreciation and amortization expense)	71,375	83,705	(15)%

Gross margin	$81,252	$110,688	(27)%
Gross margin percentage	53%	57%	(4)%
The decrease in revenue, cost of sales and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) was primarily due to a 16% decrease in average operating horsepower and a 7% reduction in our revenue per average operating horsepower in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure in Note 14 to the Financial Statements. Our average operating horsepower declined due to a deterioration of market conditions in North America. This deterioration and an increased competitive environment resulted in pricing pressure during much of 2009 and in the three months ended March 31, 2010.

International Contract Operations
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2010	2009	(Decrease)
Revenue	$109,740	$90,679	21%
Cost of sales (excluding depreciation and amortization expense)	40,855	32,805	25%

Gross margin	$68,885	$57,874	19%
Gross margin percentage	63%	64%	(1)%
The increase in revenue in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily the result of an increase of revenue in Indonesia and Brazil of approximately $10.2 million and $8.6 million, respectively, due to the start up of new contracts in these regions.
Aftermarket Services
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2010	2009	(Decrease)
Revenue	$70,323	$75,531	(7)%
Cost of sales (excluding depreciation and amortization expense)	56,612	59,754	(5)%

Gross margin	$13,711	$15,777	(13)%
Gross margin percentage	19%	21%	(2)%
The decrease in revenue, cost of sales and gross margin was primarily due to reduced sales in North America of approximately $17.5 million, partially offset by an increase in international sales. The decrease in the gross margin percentage in the three months ended March 31, 2010 compared to the same period in the prior year was primarily due to under-absorption of overhead costs resulting from the reduction in revenue in North America.
Fabrication
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2010	2009	(Decrease)
Revenue	$243,618	$342,609	(29)%
Cost of sales (excluding depreciation and amortization expense)	196,873	286,714	(31)%

Gross margin	$46,745	$55,895	(16)%
Gross margin percentage	19%	16%	3%
The decrease in revenue in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to a $67.2 million reduction in revenue in our production and processing equipment fabrication product line and a $33.8 million reduction in revenue in our compressor and accessory fabrication product line. The decrease in fabrication revenue was due to the completion of various projects and a reduction in new bookings caused by weaker market conditions in 2009. The increase in the overall fabrication gross margin percentage in the three months ended March 31, 2010 compared to the same period in the prior year is primarily due to improved performance on jobs in our Eastern Hemisphere production and processing equipment fabrication product line in the three months ended March 31, 2010.

Costs and Expenses
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2010	2009	(Decrease)
Selling, general and administrative	$84,051	$85,111	(1)%
Depreciation and amortization	91,775	82,073	12%
Long-lived asset impairment	1,707	5,600	(70)%
Restructuring charges	—	1,704	(100)%
Interest expense	32,934	26,734	23%
Equity in loss of non-consolidated affiliates	—	91,117	(100)%
Other (income) expense, net	(2,183)	(3,362)	(35)%
The decrease in selling, general and administrative (“SG&A”) expenses was primarily due to reduced business activity levels during the three months ended March 31, 2010 and expense reduction measures we enacted in June 2009. As a percentage of revenue, SG&A expense for the three month periods ended March 31, 2010 and 2009 was 15% and 12%, respectively. The decrease in SG&A was partially offset by an increase in state and local taxes of $2.5 million primarily due to increased revenues in Brazil during the three months ended March 31, 2010. The increase in SG&A as a percentage of revenue during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to the increase in state and local taxes in Brazil and the impact of revenue decreasing more rapidly than SG&A in the three months ended March 31, 2010 compared to the same period in the prior year.
The increase in depreciation and amortization expense during the three months ended March 31, 2010 compared to the same period in the prior year was primarily the result of property, plant and equipment additions and increased amortization and depreciation on large international projects.
Long-lived asset impairments in the three months ended March 31, 2010 were $1.7  million and resulted from a decline in market conditions. These impairments were recorded on compression units that had been previously removed from our available fleet and were to be disposed of. Long-lived asset impairments in the three months ended March  31, 2009 were $5.6  million and related to a plan approved by management to close certain fabrication facilities and consolidate our compression fabrication activities. See Note 9 to the Financial Statements for further discussion of the long-lived asset impairments.
Restructuring charges of $1.7 million for the three months ended March 31, 2009 were primarily related to severance, retention and employee benefit costs and other facility closure and moving costs resulting from our decision to close and consolidate certain of our fabrication facilities. See Note 10 to the Financial Statements for further discussion of the restructuring charges.
The increase in interest expense during the three months ended March 31, 2010 compared to the three months ended March 31, 2009, was primarily due to an increase in our weighted average effective interest rate, including the impact of interest rate swaps, to 5.6% for the three months ended March 31, 2010 from 4.0% for the three months ended March 31, 2009. The increase in our weighted average effective interest rate is primarily due to the 11.67% effective interest rate on our 4.25% Notes, which was higher than the rate of the debt it replaced. This increase was partially offset by a lower average debt balance during the three months ended March 31, 2010, compared to the three months ended March 31, 2009.
Equity in loss of non-consolidated affiliates for the three months ended March 31, 2009 related to the impairment recorded in the first quarter of 2009 caused by a loss in fair value of our investments in non-consolidated affiliates in Venezuela that was not temporary. Because we have written off the majority of our investments in non-consolidated affiliates, we currently do not expect to have significant, if any, equity earnings in non-consolidated affiliates in the future from these investments. There are many uncertainties concerning our investment in our non-consolidated affiliates which may cause us to record a gain or loss on our investment in future periods. See Note 5 to the Financial Statements for further discussion of the impairment of our investments in non-consolidated affiliates in the first quarter of 2009.
Other (income) expense, net, includes a foreign currency translation loss of $1.6 million in the three months ended March 31, 2010 compared to a gain of $2.2 million for the three months ended March 31, 2009. The foreign currency translation gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates. The foreign currency translation loss for the three months ended March 31, 2010 was primarily caused by the U.S. dollar strengthening compared to the Brazilian Real during the three months ended March 31, 2010. The foreign currency translation gains for the three months ended March 31, 2009 were primarily caused by the U.S. dollar strengthening compared to the Euro during the three months ended March 31, 2009. In addition, in the three months ended March 31, 2010 we recorded a $2.7 million charge primarily related to importation penalties in Latin America and a $4.9 million gain on the sale of a loan and our interest in an entity related to a project in Nigeria that had previously been written off.

Income Taxes
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2010	2009	(Decrease)
Provision for (benefit from) income taxes	$(3,999)	$10,963	(136)%
Effective tax rate	(173.2)%	(22.5)%	(150.7)%
The decrease in our provision for income taxes was primarily due to lower income before income taxes, excluding $96.6 million of impairment charges reflected in equity in loss of non-consolidated affiliates and an $8.4 million deferred tax benefit related to the impairment of our investments in non-consolidated affiliates recorded in the three months ended March 31, 2009. Our provision and effective tax rate for the three months ended March 31, 2010 was impacted by a $3.9 million net tax benefit recorded on the sale of loans and interest in an entity related to a project in Nigeria.
Discontinued Operations
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2010	2009	(Decrease)
Income from discontinued operations, net of tax	$10,425	$1,806	477%
The income from discontinued operations, net of tax for the three months ended March 31, 2009 related to our operations in Venezuela that were expropriated in June 2009. In January 2010, the Venezuelan government announced a devaluation of the Venezuelan bolivar. This devaluation resulted in a translation gain of approximately $12.2 million on the remeasurement of our net liability position in Venezuela. The functional currency of our Venezuela subsidiary is the U.S. dollar and we had more liabilities than assets denominated in bolivars in Venezuela at the time of the devaluation. The exchange rate used to remeasure our net liabilities changed from 2.15 bolivars per U.S. dollar at December 31, 2009 to 4.3 bolivars per U.S. dollar in January 2010.
Noncontrolling Interest
As of March 31, 2010, noncontrolling interest is primarily comprised of the portion of the Partnership’s earnings that is applicable to the limited partner interest in the Partnership that we do not own.
LIQUIDITY AND CAPITAL RESOURCES
Our unrestricted cash balance was $67.4 million at March 31, 2010, compared to $83.7 million at December 31, 2009. Working capital from continuing operations decreased to $528.2 million at March 31, 2010 from $545.9 million at December 31, 2009.
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by (used in) continuing operations:
Operating activities	$107,050	$68,198
Investing activities	(48,020)	(123,295)
Financing activities	(124,759)	38,196
Effect of exchange rate changes on cash and cash equivalents	(613)	536
Discontinued operations	50,000	—

Net change in cash and cash equivalents	$(16,342)	$(16,365)

Operating Activities. The increase in cash provided by operating activities for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to a decrease in cash used for working capital during the three months ended March 31, 2010.

This increase in cash was partially offset by a reduction in gross margin from our North America contract operations and fabrication segments as compared to the three months ended March 31, 2009.
Investing Activities. The decrease in cash used in investing activities during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was attributable to a decrease in capital expenditures primarily related to our contract operations business during the three months ended March 31, 2010.
Financing Activities. The increase in cash used in financing activities during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily attributable to an increase in net repayments of long-term debt during the three months ended March 31, 2010.
Capital Expenditures. We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our targeted return on capital. We currently plan to spend approximately $250 million to $300 million in net capital expenditures during 2010, including (1) contract operations equipment additions and (2) approximately $90 million to $100 million on equipment maintenance capital related to our contract operations business. Net capital expenditures are net of fleet sales.
Long-Term Debt. As of March 31, 2010, we had approximately $2.1 billion in outstanding debt obligations, consisting of $530.0 million outstanding under our 2007 ABS Facility (as defined below), $770.0 million outstanding under our term loan, $143.8 million outstanding under our 4.75% convertible notes due 2014, $269.4 million outstanding under our 4.25% Notes, $283.0 million outstanding under the Partnership’s revolving credit facility, $117.5 million outstanding under the Partnership’s term loan and $30.0 million outstanding under the Partnership’s asset-backed securitization facility.
On August 20, 2007, we entered into a senior secured credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement consists of (a) a five-year revolving credit facility in the aggregate amount of $850 million, which includes a variable allocation for a Canadian tranche and the ability to issue letters of credit under the facility and (b) a six-year term loan senior secured credit facility, in the aggregate amount of $800 million with principal payments due on multiple dates through June 2013 (collectively, the “Credit Facility”). Subject to certain conditions as of March 31, 2010, at our request and with the approval of the lenders, the aggregate commitments under the Credit Facility may be increased by an additional $400 million less certain adjustments. As of March 31, 2010, we had $283.9 million in letters of credit outstanding under our revolving credit facility and $770.0 million in outstanding borrowings under our term loan.
Borrowings under the Credit Agreement bear interest, if they are in U.S. dollars, at a base rate or LIBOR at our option plus an applicable margin, as defined in the agreement. The applicable margin varies depending on our debt ratings. At March 31, 2010, all amounts outstanding were LIBOR loans and the applicable margin was 0.825%. The weighted average interest rate at March 31, 2010 on the outstanding balance, excluding the effect of interest rate swaps, was 1.1%.
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
In August 2007, Exterran ABS entered into a $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”), which was reduced to an $800 million facility in October 2009 concurrently with the closing of the Partnership’s new $150 million asset-backed securitization facility. The amount outstanding at any time is limited to the lower of (i) 80% of the value of the natural gas compression equipment owned by Exterran ABS and its subsidiaries, (ii) 4.5 times free cash flow or (iii) the amount calculated under an interest coverage test (as these limits are defined in the agreement). Based on these tests, the limit on the amount outstanding can be increased or decreased in future periods. As of March 31, 2010, we had $530.0 million in outstanding borrowings under the 2007 ABS Facility.
As of March 31, 2010, our senior secured borrowings consisted of our 2007 ABS Facility, the term loan and our revolving credit facility. At March 31, 2010, we had undrawn capacity of $566.0 million and $270.0 million under our revolving credit facility and 2007 ABS Facility, respectively. Our Credit Agreement limits our total outstanding Senior Secured Debt to EBITDA ratio (as defined in the Credit Agreement) to be not greater than 4.0 to 1.0. Due to this limitation, only $668.5 million of the combined $836.0 million of undrawn capacity under both facilities was available for additional borrowings as of March 31, 2010. Further, as of March 31, 2010, only $108.5 million of the $270.0 million in unfunded commitments under our 2007 ABS Facility was available due to certain covenant limitations under the facility, assuming such facility was fully funded with all eligible contract compression assets available at that time. If our operations within Exterran ABS experience additional reductions in cash flows, the amount available for additional borrowings could be further reduced. If the outstanding borrowings exceed the amount allowed based on the limitations, we can utilize either certain cash flows from Exterran ABS’s operations or borrowings under our revolving credit facility, or a combination of both, to reduce the amount of borrowings outstanding to the amount allowed pursuant to the limitations.
Interest and fees payable to the noteholders accrue on the 2007 ABS Facility at a variable rate consisting of one month LIBOR plus an applicable margin of 0.825%. The weighted average interest rate at March 31, 2010 on borrowings under the 2007 ABS Facility, excluding the effect of interest rate swaps, was 1.1%. The 2007 ABS Facility is revolving in nature and is payable in July 2012.
Repayment of the 2007 ABS Facility notes has been secured by a pledge of all of the assets of Exterran ABS, consisting primarily of specified compression services contracts and a fleet of natural gas compressors. Under the 2007 ABS Facility, we had $17.3 million of restricted cash as of March 31, 2010.
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
The Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership (together with the Partnership, the “Partnership Borrowers”), are parties to a senior secured credit agreement (the “Partnership Credit Agreement”) that provides for a five-year, $315 million revolving credit facility that matures in October 2011. As of March 31, 2010, there was $283.0 million in outstanding borrowings under the revolving credit facility.
The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin, as defined in the agreement. At March 31, 2010 all amounts outstanding were LIBOR loans and the applicable margin was 1.5%. The weighted average interest rate on the outstanding balance of the Partnership’s revolving credit facility, at March 31, 2010, excluding the effect of interest rate swaps, was 1.8%.

In May 2008, the Partnership Borrowers entered into an amendment to the Partnership Credit Agreement that increased the aggregate commitments under that facility to provide for a $117.5 million term loan facility. The $117.5 million term loan was funded during July 2008 and $58.3 million was drawn on the Partnership’s revolving credit facility, which together were used to repay the debt assumed by the Partnership concurrently with the closing of the acquisition by the Partnership from us of certain contract compression assets and to pay other costs incurred. The $117.5 million term loan is non-amortizing but must be repaid with the net cash proceeds from any equity offerings of the Partnership until paid in full.
The term loan bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Borrowings under the term loan are subject to the same credit agreement and covenants as the Partnership’s revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings of the Partnership, on a dollar-for-dollar basis. At March 31, 2010, all amounts outstanding were LIBOR loans and the applicable margin was 2.0%. The weighted average interest rate on the outstanding balance of the Partnership’s term loan at March 31, 2010, excluding the effect of interest rate swaps, was 2.3%.
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
In October 2009, the Partnership entered into a new $150 million asset-backed securitization facility (the “2009 ABS Facility”). The 2009 ABS Facility notes are revolving in nature and are payable in July 2013. Interest and fees payable to the noteholders accrue on these notes at a variable rate consisting of an applicable margin of 3.5% plus, at the Partnership’s option, either LIBOR or a base rate. The weighted average interest rate on the outstanding balance of the 2009 ABS Facility at March 31, 2010, excluding the effect of interest rate swaps, was 3.8%. Repayment of the 2009 ABS Facility notes has been secured by a pledge of all of the assets of EXLP ABS 2009 LLC and its subsidiaries, consisting primarily of specified compression services contracts and a fleet of natural gas compressor units. The amount outstanding at any time is limited to the lower of (i) 75% of the value of the natural gas compression equipment owned by EXLP ABS 2009 LLC and its subsidiaries (as defined in the agreement), (ii) 4.0 times free cash flow or (iii) the amount calculated under an interest coverage test. Additionally, the Partnership Credit Agreement limits the amount we can borrow under the 2009 ABS Facility to two times the Partnership’s EBITDA (as defined in the Partnership Credit Agreement). As of March 31, 2010, there was $30.0 million in outstanding borrowings under the 2009 ABS Facility.
As of March 31, 2010, the Partnership had undrawn capacity of $32.0 million and $120.0 million under its revolving credit facility and 2009 ABS Facility, respectively. Due to limitations under the Partnership Credit Agreement on the Partnership’s total outstanding senior secured borrowings, only approximately $106.7 million of the combined $152.0 million of undrawn capacity under both facilities would have been available for additional borrowings as of March 31, 2010.
Our bank credit facilities, asset-backed securitization facilities and the agreements governing certain of our other indebtedness include various covenants with which we must comply, including, but not limited to, limitations on incurrence of indebtedness, investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. For example, under our Credit Agreement we must maintain various consolidated financial ratios including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. As of March 31, 2010, we maintained a 5.7 to 1.0 EBITDA to Total Interest Expense ratio, a 3.5 to 1.0 consolidated Total Debt to EBITDA ratio and a 2.7 to 1.0 Senior Secured Debt to EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our credit agreements. In addition, if we experienced a material adverse effect on our assets, liabilities, financial condition, business, operations or prospects that, taken as a whole, impact our ability to perform our obligations under our credit agreements, this could lead to a default under our credit agreements. A default under one or more of our debt agreements, including a default by the Partnership under its credit facilities, would trigger cross-default provisions under certain of our debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of March 31, 2010, we were in compliance with all financial covenants under our credit agreements.

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including restrictions on the use of proceeds from borrowings and limitations on its ability to: incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.5 to 1.0, and a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.0 to 1.0. The Partnership Credit Agreement allows for the Partnership’s Total Debt to EBITDA ratio to be increased from 5.0 to 1.0 to 5.5 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes. Therefore, because the November 2009 Contract Operations Acquisition closed in the fourth quarter of 2009 and met the applicable thresholds, the maximum allowed ratio of Total Debt to EBITDA was increased from 5.0 to 1.0 to 5.5 to 1.0 for the quarters ending December 31, 2009, March 31, 2010 and June 30, 2010. After June 30, 2010, the Partnership’s required Total Debt to EBITDA ratio will revert back to 5.0 to 1.0. As of March 31, 2010, the Partnership maintained a 4.7 to 1.0 EBITDA to Total Interest Expense ratio and a 4.4 to 1.0 Total Debt to EBITDA ratio. If the Partnership experiences a deterioration in the demand for its services and is unable to consummate further acquisitions from us, amend its senior secured credit facility or restructure its debt, it estimates that it could be in violation of the maximum Total Debt to EBITDA covenant ratio contained in its senior secured credit facility in 2010. A violation of the Partnership’s Total Debt to EBITDA covenant would be an event of default under the Partnership Credit Agreement which would trigger cross-default provisions under certain of our debt agreements. As of March 31, 2010, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.
We have entered into interest rate swap agreements related to a portion of our variable rate debt. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of our interest rate swap agreements.
The interest rate we pay under our Credit Agreement can be affected by changes in our credit rating. As of March 31, 2010, our credit ratings as assigned by Moody’s and Standard & Poor’s were:

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
Stock Repurchase Program. On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. In December 2008, our board of directors increased the share repurchase program, from $200 million to $300 million, and extended the expiration date of the authorization, from August 19, 2009 to December 15, 2010. Since the program was initiated, we have repurchased 5,416,221 shares of our common stock at an aggregate cost of approximately $199.9 million. We did not repurchase any shares under this program during the three months ended March 31, 2010.
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
On April 30, 2010, the board of directors of Exterran GP LLC approved a cash distribution of $0.4625 per limited partner unit, or approximately $11.6 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from January 1, 2010 through March 31, 2010. The record date for this distribution is May 11, 2010, and payment is expected to occur on May 14, 2010.
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
We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign currency translation loss in our income statement of approximately $1.6 million in the first three months of 2010 compared to a gain of $2.2 million in the first three months of 2009. Our foreign currency translation gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.
As of March 31, 2010, after taking into consideration interest rate swaps, we had approximately $280.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate would result in an annual increase in our interest expense of approximately $2.8 million.
For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations and derivative instruments to minimize foreign currency exchange risk, see Note 7 to the Financial Statements.

Item 4.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2010. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
There have been no material changes or updates in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, except as follows:
New proposed regulations under the Clean Air Act (“CAA”), if implemented, could result in increased compliance costs.
In March 2009, the EPA formally proposed new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule, when finalized by the EPA, may require us to undertake significant expenditures, including expenditures for purchasing and installing emissions control equipment such as oxidation catalysts or non-selective catalytic reduction equipment, imposing more stringent maintenance practices, and implementing additional monitoring practices on a potentially significant percentage of our natural gas compressor engine fleet. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements. The comment period on the proposed regulation ended on June 3, 2009, and the EPA has signed a consent decree requiring it to promulgate a final rule no later than August 10, 2010. Under the proposal, compliance will be required by three years from the effective date of the final rule. In addition, the Texas Commission on Environmental Quality has recently proposed updates to certain of its permit programs that, if enacted as proposed, would significantly tighten current emissions standards, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages, or the installation of aftermarket emissions control equipment. These proposed rules, when finalized, and any other new regulations requiring the installation of more sophisticated emissions control equipment could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Climate change legislation and regulatory initiatives could result in increased compliance costs.
The U.S. Congress is considering new legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane, that are understood to contribute to global warming. For example, the American Clean Energy and Security Act of 2009 could, if enacted by the full Congress, require greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. Recent reports also suggest that major climate legislation is expected to be proposed in the U.S. Senate in the coming weeks. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.
Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources such as new motor vehicles, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court held in Massachusetts v. EPA that greenhouse gases including carbon dioxide fall under the CAA’s definition of “air pollutant.” In July 2008, on the basis of this decision, the EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the CAA. In the notice, the EPA evaluated the potential regulation of greenhouse gases under several different provisions of the CAA, but did not propose any specific new regulatory requirements for greenhouse gases. The notice and three other recent regulatory developments, described below, along with recent statements by the Administrator of the EPA, suggest that the EPA is beginning to pursue a path toward the regulation of greenhouse gas emissions under its existing CAA authority. First, in September 2009, the EPA adopted a new rule requiring approximately 13,000 facilities comprising a substantial percentage of annual U.S. greenhouse gas emissions to inventory their emissions starting in 2010 and to report those emissions to the EPA beginning in 2011. On April 12, 2010, the EPA proposed additional portions of this inventory rule relating to petroleum and natural gas systems that, if adopted, would require inventorying for that category of facilities beginning in January 2011 and reporting of those inventories beginning in March 2012. Second, on December 15, 2009, the EPA officially published its finalized determination that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA pave the way for the agency to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the CAA. Third, the EPA in late September 2009 proposed a rule that would provide for the tailored application of the agency’s major air permitting programs to facilities that annually emit over 25,000 tons of greenhouse gases, such as large industrial facilities of the type covered by the inventory rule described above.
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
At our Annual Meeting of Stockholders held on May 4, 2010, we presented the following matters to the stockholders for action, and the votes cast are indicated below:

	For	Withheld
1. Election of the following directors:
Janet F. Clark	47,333,762	2,615,187
Ernie L. Danner	49,747,506	201,443
Uriel E. Dutton	49,572,188	376,761
Gordon T. Hall	49,733,175	215,774
J.W.G. “Will” Honeybourne	49,574,585	374,364
Mark A. McCollum	49,581,218	367,731
William C. Pate	49,571,853	377,096
Stephen M. Pazuk	49,574,943	374,006
Christopher E. Seaver	49,757,016	191,933

	For	Against	Abstain
2. Ratification of the appointment of Deloitte & Touche LLP as Exterran Holdings, Inc.’s independent registered public accounting firm for fiscal 2010	53,761,337	21,785	2,208

	For	Against	Abstain
3. Approval of Amendment No. 3 to the Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan	37,873,482	11,389,218	686,248

Item 6.	Exhibits

Exhibit No.	Description
2.1	Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings, LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 5, 2009

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 20, 2007

3.2	Second Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

4.1	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

4.2	Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.3	Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

10.1†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Stock Option for Officers

10.2†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Non-Qualified Stock Option

10.3†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock

10.4†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock (Directors)

10.5†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Stock-Settled Restricted Stock Units

10.6†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Cash-Settled Restricted Stock Units

10.7†*	Form of Exterran Holdings, Inc. Award Notice for Performance Shares

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTERRAN HOLDINGS, INC.
Date: May 6, 2010	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President, Finance and Accounting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings, LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 5, 2009

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 20, 2007

3.2	Second Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

4.1	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

4.2	Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.3	Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

10.1†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Stock Option for Officers

10.2†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Non-Qualified Stock Option

10.3†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock

10.4†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock (Directors)

10.5†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Stock-Settled Restricted Stock Units

10.6†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Cash-Settled Restricted Stock Units

10.7†*	Form of Exterran Holdings, Inc. Award Notice for Performance Shares

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.