Form 10-Q
period 2010-06-30
EXTERRAN HOLDINGS INC.
filed 2010-08-05
CIK 1389050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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
Number of shares of the common stock of the registrant outstanding as of July 30, 2010: 63,205,388 shares.

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Comprehensive Income (Loss)	5
Condensed Consolidated Statements of Equity	6
Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
Item 4. Controls and Procedures	46
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	47
Item 1A. Risk Factors	47
Item 6. Exhibits	49
SIGNATURES	51
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$73,849	$83,745
Restricted cash	16,394	14,871
Accounts receivable, net of allowance of $15,218 and $15,342, respectively	420,806	447,504
Inventory, net	427,947	489,982
Costs and estimated earnings in excess of billings on uncompleted contracts	184,327	180,181
Current deferred income taxes	20,170	25,913
Other current assets	92,125	118,813
Current assets associated with discontinued operations	7,301	58,152

Total current assets	1,242,919	1,419,161
Property, plant and equipment, net	3,290,207	3,404,354
Goodwill, net	195,452	195,164
Intangible and other assets, net	243,430	273,883
Long-term assets associated with discontinued operations	1,247	386

Total assets	$4,973,255	$5,292,948

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable, trade	$145,100	$131,337
Accrued liabilities	288,039	321,412
Deferred revenue	133,190	206,160
Billings on uncompleted contracts in excess of costs and estimated earnings	133,534	156,245
Current liabilities associated with discontinued operations	10,228	21,879

Total current liabilities	710,091	837,033
Long-term debt	2,081,333	2,260,936
Other long-term liabilities	187,626	179,327
Deferred income taxes	147,318	182,126
Long-term liabilities associated with discontinued operations	12,710	16,667

Total liabilities	3,139,078	3,476,089
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 68,966,425 and 68,195,447 shares issued, respectively	690	682
Additional paid-in capital	3,446,980	3,434,618
Accumulated other comprehensive loss	(47,084)	(27,879)
Accumulated deficit	(1,531,301)	(1,565,489)
Treasury stock – 5,795,603 and 5,667,897 common shares, at cost, respectively	(203,906)	(201,935)

Total Exterran stockholders’ equity	1,665,379	1,639,997
Noncontrolling interest	168,798	176,862

Total equity	1,834,177	1,816,859

Total liabilities and equity	$4,973,255	$5,292,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
North America contract operations	$152,048	$178,455	$304,675	$372,848
International contract operations	131,087	95,448	240,827	186,127
Aftermarket services	83,363	78,504	153,686	154,035
Fabrication	277,324	325,561	520,942	668,170

	643,822	677,968	1,220,130	1,381,180

Costs and Expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	74,811	74,420	146,186	158,125
International contract operations	42,873	37,897	83,728	70,702
Aftermarket services	70,290	61,778	126,902	121,532
Fabrication	246,398	275,561	443,271	562,275
Selling, general and administrative	94,166	86,380	178,217	171,491
Depreciation and amortization	106,188	85,903	197,963	167,976
Long-lived asset impairment	745	86,684	2,452	92,284
Restructuring charges	—	8,076	—	9,780
Goodwill impairment	—	150,778	—	150,778
Interest expense	32,608	29,163	65,542	55,897
Equity in loss of non-consolidated affiliates	348	567	348	91,684
Other (income) expense, net	(2,485)	(9,433)	(4,668)	(12,795)

	665,942	887,774	1,239,941	1,639,729

Loss before income taxes	(22,120)	(209,806)	(19,811)	(258,549)
Provision for (benefit from) income taxes	184	(23,177)	(3,815)	(12,214)

Loss from continuing operations	(22,304)	(186,629)	(15,996)	(246,335)
Income (loss) from discontinued operations, net of tax	38,957	(343,323)	49,382	(341,517)

Net income (loss)	16,653	(529,952)	33,386	(587,852)
Less: Net (income) loss attributable to the noncontrolling interest	873	(818)	802	(2,332)

Net income (loss) attributable to Exterran stockholders	$17,526	$(530,770)	$34,188	$(590,184)

Basic income (loss) per common share:
Loss from continuing operations attributable to Exterran stockholders	$(0.35)	$(3.06)	$(0.25)	$(4.06)
Income (loss) from discontinued operations attributable to Exterran stockholders	0.63	(5.60)	0.80	(5.57)

Net income (loss) attributable to Exterran stockholders	$0.28	$(8.66)	$0.55	$(9.63)

Diluted income (loss) per common share:
Loss from continuing operations attributable to Exterran stockholders	$(0.35)	$(3.06)	$(0.25)	$(4.06)
Income (loss) from discontinued operations attributable to Exterran stockholders	0.63	(5.60)	0.80	(5.57)

Net income (loss) attributable to Exterran stockholders	$0.28	$(8.66)	$0.55	$(9.63)

Weighted average common and equivalent shares outstanding:
Basic	62,044	61,277	61,925	61,270

Diluted	62,044	61,277	61,925	61,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$16,653	$(529,952)	$33,386	$(587,852)
Other comprehensive income (loss), net of tax:
Change in fair value of derivative financial instruments	(2,108)	15,525	(2,975)	13,170
Foreign currency translation adjustment	(10,509)	42,240	(15,917)	36,540

Comprehensive income (loss)	4,036	(472,187)	14,494	(538,142)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	501	(1,815)	489	(3,959)

Comprehensive income (loss) attributable to Exterran	$4,537	$(474,002)	$14,983	$(542,101)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Exterran Holdings, Inc. Stockholders
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Treasury	Accumulated	Noncontrolling
	Stock	Capital	Loss	Stock	Deficit	Interest	Total
Balance at December 31, 2008	$672	$3,354,922	$(94,767)	$(200,959)	$(1,016,082)	$184,291	$2,228,077
Treasury stock purchased				(525)			(525)
Shares issued in employee stock purchase plan	1	2,406					2,407
Stock-based compensation expense, net of forfeitures	8	12,509				603	13,120
Income tax expense from stock-based compensation expense		(2,573)					(2,573)
Cash distribution to noncontrolling unitholders of the Partnership						(7,720)	(7,720)
Issuance of convertible senior notes and purchased call options and warrants sold		56,745					56,745
Other						201	201
Comprehensive income (loss):
Net income (loss)					(590,184)	2,332	(587,852)
Derivatives change in fair value, net of tax			11,543			1,627	13,170
Foreign currency translation adjustment			36,540				36,540

Balance at June 30, 2009	$681	$3,424,009	$(46,684)	$(201,484)	$(1,606,266)	$181,334	$1,751,590

Balance at December 31, 2009	$682	$3,434,618	$(27,879)	$(201,935)	$(1,565,489)	$176,862	$1,816,859
Treasury stock purchased				(1,971)			(1,971)
Options exercised	1	655					656
Shares issued in employee stock purchase plan	1	1,223					1,224
Stock-based compensation expense, net of forfeitures	6	11,622				86	11,714
Income tax expense from stock-based compensation expense		(1,138)					(1,138)
Cash distribution to noncontrolling unitholders of the Partnership						(7,753)	(7,753)
Other						92	92
Comprehensive income (loss):
Net income (loss)					34,188	(802)	33,386
Derivatives change in fair value, net of tax			(3,288)			313	(2,975)
Foreign currency translation adjustment			(15,917)				(15,917)

Balance at June 30, 2010	$690	$3,446,980	$(47,084)	$(203,906)	$(1,531,301)	$168,798	$1,834,177

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$33,386	$(587,852)
Adjustments:
Depreciation and amortization	197,963	167,976
Amortization of debt discount	7,947	828
Long-lived asset impairment	2,452	92,284
Goodwill impairment	—	150,778
Deferred financing cost amortization	2,537	1,690
(Income) loss from discontinued operations, net of tax	(49,382)	341,517
Provision for doubtful accounts	3,169	4,498
Gain on sale of property, plant and equipment	(2,566)	(7,671)
Gain on sale of business	—	(3,000)
Equity in loss of non-consolidated affiliates, net of dividends received	348	91,684
Interest rate swaps	557	1,010
Loss on remeasurement of intercompany balances	2,774	3,167
Stock-based compensation expense	11,714	13,699
Deferred income tax provision	(21,421)	(19,160)
Changes in assets and liabilities:
Accounts receivable and notes	21,310	4,451
Inventory	73,097	(51,827)
Costs and estimated earnings versus billings on uncompleted contracts	(33,403)	89,794
Prepaid and other current assets	24,043	(15,103)
Accounts payable and other liabilities	1,279	(114,749)
Deferred revenue	(72,932)	(11,755)
Other	(7,209)	(11,432)

Net cash provided by continuing operations	195,663	140,827
Net cash provided by (used in) discontinued operations	(3,880)	829

Net cash provided by operating activities	191,783	141,656

Cash flows from investing activities:
Capital expenditures	(109,399)	(228,577)
Proceeds from sale of property, plant and equipment	18,404	13,450
Proceeds from sale of business	—	5,642
Cash invested in non-consolidated affiliates	(348)	(567)
Increase in restricted cash	(1,523)	(401)

Net cash used in continuing operations	(92,866)	(210,453)
Net cash provided by (used in) discontinued operations	89,509	(829)

Net cash used in investing activities	(3,357)	(211,282)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	385,221	580,500
Repayments of long-term debt	(572,764)	(486,126)
Payments for debt issue costs	—	(9,929)
Proceeds from warrants sold	—	53,138
Payment from call options	—	(89,408)
Proceeds from stock options exercised	656	—
Proceeds from stock issued pursuant to our employee stock purchase plan	1,224	1,708
Purchases of treasury stock	(1,971)	(525)
Stock—based compensation excess tax benefit	801	30
Distributions to noncontrolling partners in the Partnership	(7,753)	(7,720)

Net cash provided by (used in) financing activities	(194,586)	41,668

Effect of exchange rate changes on cash and equivalents	(3,736)	5,218

Net decrease in cash and cash equivalents	(9,896)	(22,740)
Cash and cash equivalents at beginning of period	83,745	123,906

Cash and cash equivalents at end of period	$73,849	$101,166

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
Earnings (Loss) Attributable to Exterran Per Common Share
Basic income (loss) attributable to Exterran stockholders per common share is computed by dividing income (loss) attributable to Exterran common stockholders by the weighted average number of shares outstanding for the period. Diluted income (loss) attributable to Exterran stockholders per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options and warrants to purchase common stock, restricted stock, restricted stock units, stock to be issued pursuant to our employee stock purchase plan and convertible senior notes, unless their effect would be anti-dilutive.
The table below summarizes income (loss) attributable to Exterran stockholders (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Loss from continuing operations	$(21,431)	$(187,447)	$(15,194)	$(248,667)
Income (loss) from discontinued operations, net of tax	38,957	(343,323)	49,382	(341,517)

Net income (loss) attributable to Exterran stockholders	$17,526	$(530,770)	$34,188	$(590,184)

The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted income (loss) attributable to Exterran stockholders per common share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding-used in basic income (loss) per common share	62,044	61,277	61,925	61,270
Net dilutive potential common stock issuable:
On exercise of options and vesting of restricted stock and restricted stock units	**	**	**	**
On settlement of employee stock purchase plan shares	**	**	**	**
On exercise of warrants	**	**	**	**
On conversion of 4.25% convertible senior notes due 2014	**	**	**	**
On conversion of 4.75% convertible senior notes due 2014	**	**	**	**

Weighted average common shares and dilutive potential common shares-used in diluted income per common share	62,044	61,277	61,925	61,270

**	Excluded from diluted income (loss) per common share as the effect would have been anti-dilutive.
There were no adjustments to net income attributable to Exterran stockholders for the diluted earnings per share calculation for the three and six months ended June 30, 2010 and 2009.

The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	1,376	510	1,436	1,170
On exercise of options and vesting of restricted stock and restricted stock units	757	497	378	465
On settlement of employee stock purchase plan shares	11	35	14	41
On exercise of warrants	2,808	802	2,808	401
On conversion of 4.25% convertible senior notes due 2014	15,334	4,381	15,334	2,191
On conversion of 4.75% convertible senior notes due 2014	3,115	3,115	3,115	3,115

Net dilutive potential common shares issuable	23,401	9,340	23,085	7,383

Financial Instruments
Our financial instruments include cash, restricted cash, receivables, payables, interest rate swaps, foreign currency hedges and debt. At June 30, 2010 and December 31, 2009, the estimated fair value of such financial instruments, except for debt, approximated their carrying value as reflected in our consolidated balance sheets. As a result of the current market conditions, we believe that the fair value of our floating rate debt does not approximate its carrying value as of June 30, 2010 and December 31, 2009 because the applicable margin on our floating rate debt was below the market rates as of these dates. The fair value of our fixed rate debt has been estimated primarily based on quoted market prices. The fair value of our floating rate debt has been estimated based on similar debt transactions that occurred near June 30, 2010 and December 31, 2009. A summary of the fair value and carrying value of our debt as of June 30, 2010 and December 31, 2009 is shown in the table below (in thousands):

	As of June 30, 2010		As of December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Fixed rate debt	$417,427	$441,000	$409,506	$424,000
Floating rate debt	1,663,906	1,586,000	1,851,430	1,739,000

Total debt	$2,081,333	$2,027,000	$2,260,936	$2,163,000

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
2. DISCONTINUED OPERATIONS
In May 2009, the Venezuelan government enacted a law that reserves to the State of Venezuela certain assets and services related to hydrocarbon activities, which included substantially all of our assets and services in Venezuela. The law provides that the reserved activities are to be performed by the State, by the State-owned oil company, Petroleos de Venezuela S.A. (“PDVSA”), or its affiliates, or through mixed companies under the control of PDVSA or its affiliates. The law authorizes PDVSA or its affiliates to take possession of the assets and take over control of those operations related to the reserved activities as a step prior to the commencement of an expropriation process, and permits the national executive of Venezuela to decree the total or partial expropriation of shares or assets of companies performing those services.
On June 2, 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela. By the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela.

While the law provides that companies whose assets are expropriated in this manner may be compensated in cash or securities, we are unable to predict what, if any, compensation Venezuela will ultimately offer in exchange for any such expropriated assets and, accordingly, we are unable to predict what, if any, compensation we ultimately will receive. We reserve and will continue to reserve the right to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investment treaties and customary international law. In this connection, on June 16, 2009, we delivered to the Venezuelan government and PDVSA an official notice of dispute relating to the seized assets and investments under the Agreement between Spain and Venezuela for the Reciprocal Promotion and Protection of Investments and under Venezuelan law. On March 23, 2010, we filed a request for the institution of an arbitration proceeding against Venezuela with the International Centre for Settlement of Investment Disputes (“ICSID”) related to the seized assets and investments, which was registered by ICSID on April 12, 2010.
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
In January 2010, the Venezuelan government announced a devaluation of the Venezuelan bolivar. This devaluation resulted in a translation gain of approximately $12.2 million on the remeasurement of our net liability position in Venezuela and is reflected in Other (income) loss, net in the table below for the six months ended June 30, 2010. The functional currency of our Venezuela subsidiary is the U.S. dollar and we had more liabilities than assets denominated in bolivars in Venezuela at the time of the devaluation. The exchange rate used to remeasure our net liabilities changed from 2.15 bolivars per U.S. dollar at December 31, 2009 to 4.3 bolivars per U.S. dollar in January 2010.
Our Loss (recovery) attributable to expropriation for the three months ended June 30, 2010 includes a benefit of $40.9 million from payments received from PDVSA and its affiliates for the fixed assets for two projects. These payments relate to the recovery of the loss we recognized on the value of the equipment for these projects in the second quarter of 2009.
The table below summarizes the operating results of the discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$352	$32,665	$580	$67,346
Expenses and selling, general and administrative	686	27,015	1,742	58,062
Loss (recovery) attributable to expropriation	(39,912)	377,891	(40,212)	377,891
Other (income) loss, net	79	(173)	(12,062)	(4,472)
Provision for (benefit from) income taxes	542	(28,745)	1,730	(22,618)

Income (loss) from discontinued operations, net of tax	$38,957	$(343,323)	$49,382	$(341,517)

The table below summarizes the balance sheet data for discontinued operations (in thousands):

	June 30,	December 31,
	2010	2009
Cash	$1,751	$1,841
Accounts receivable	194	177
Political risk insurance receivable	—	50,000
Inventory	134	169
Other current assets	5,222	5,965

Total current assets associated with discontinued operations	7,301	58,152
Property, plant and equipment, net	583	386
Other long-term assets	664	—

Total assets associated with discontinued operations	$8,548	$58,538

Accounts payable	$1,988	$9,543
Accrued liabilities	7,876	12,336
Deferred revenues	364	—

Total current liabilities associated with discontinued operations	10,228	21,879
Other long-term liabilities	12,710	16,667

Total liabilities associated with discontinued operations	$22,938	$38,546

3. INVENTORY
Inventory, net of reserves, consisted of the following amounts (in thousands):

	June 30,	December 31,
	2010	2009
Parts and supplies	$264,757	$284,849
Work in progress	114,895	154,763
Finished goods	48,295	50,370

Inventory, net of reserves	$427,947	$489,982

As of June 30, 2010 and as of December 31, 2009, we had inventory reserves of $18.4 million.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Compression equipment, facilities and other fleet assets	$4,376,930	$4,355,915
Land and buildings	161,184	174,004
Transportation and shop equipment	206,829	207,035
Other	129,858	125,435

	4,874,801	4,862,389
Accumulated depreciation	(1,584,594)	(1,458,035)

Property, plant and equipment, net	$3,290,207	$3,404,354

5. GOODWILL
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
6. INVESTMENTS IN NON-CONSOLIDATED AFFILIATES
Investments in affiliates that are not controlled by Exterran but where we have the ability to exercise significant influence over the operations are accounted for using the equity method. Our share of net income or losses of these affiliates is reflected in the consolidated statements of operations as equity in loss of non-consolidated affiliates. Our equity method investments have been primarily comprised of entities that own, operate, service and maintain compression and other related facilities, as well as water injection plants.
Our ownership interest and location of each equity method investee at June 30, 2010 is as follows:

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

Summarized combined earnings information for these entities consisted of the following amounts (on a 100% basis, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$—	$655	$—	$7,479
Operating income (loss)	2,545	(6,066)	19,278	(249,233)
Net income (loss)	5,658	(3,580)	20,257	(229,540)
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
Due to lack of payments from their only customer, PDVSA, PIGAP II and El Furrial each sent a notice of default to PDVSA in April 2009. PIGAP II’s and El Furrial’s debt was in technical default triggered by past due payments from their sole customer under their related services contracts. As a result of PDVSA’s nonpayment, in March 2009 these joint ventures recorded impairments on their assets. Accordingly, we reviewed our expected cash flows related to these two joint ventures and determined in March 2009 that the fair value of our investment in PIGAP II and El Furrial had declined and that we had a loss in our investment that was not temporary. Therefore, we recorded an impairment charge of $90.1 million ($81.7 million net of tax) to write-off our investments in PIGAP II and El Furrial. These impairment charges are reflected as a charge in equity in loss of non-consolidated affiliates in our consolidated statements of operations. In May 2009, PDVSA assumed control over the assets of PIGAP II and El Furrial and transitioned the operations of PIGAP II and El Furrial, including the hiring of their employees, to PDVSA. Our non-consolidated affiliates are expected to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investment treaties and customary international law, which could result in us recording a gain on our investment in future periods. However, we are unable to predict what compensation we ultimately will receive.
Because the assets and operations of our investments in our remaining non-consolidated affiliates have been expropriated, we currently do not expect to have significant equity earnings in non-consolidated affiliates in the future from these investments.
7. DEBT
Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Revolving credit facility due August 2012	$48,406	$68,929
Term loan	760,000	780,000
2007 asset-backed securitization facility notes due July 2012	425,000	570,000
Partnership’s revolving credit facility due October 2011	283,000	285,000
Partnership’s term loan facility due October 2011	117,500	117,500
Partnership’s asset-backed securitization facility notes due July 2013	30,000	30,000
4.75% convertible senior notes due January 2014	143,750	143,750
4.25% convertible senior notes due June 2014 (presented net of the unamortized discount of $81.6 million and $89.5 million, respectively)	273,416	265,469
Other, interest at various rates, collateralized by equipment and other assets	261	288

Long-term debt	$2,081,333	$2,260,936

In June 2009, we issued under our shelf registration statement $355.0 million aggregate principal amount of 4.25% convertible senior notes due June 2014 (the “4.25% Notes”), including $30.0 million principal amount issued pursuant to the underwriter’s overallotment option. The 4.25% Notes are convertible upon the occurrence of certain conditions into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. The 4.25% Notes’ intrinsic value exceeded their principal amount as of June 30, 2010 by $40.8 million. We may not redeem the notes prior to the maturity date of the notes.
GAAP requires that the liability and equity components of certain convertible debt instruments that may be settled in cash upon conversion be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. Upon issuance of our 4.25% Notes, $97.9 million was recorded as a debt discount and reflected in equity related to the convertible feature of these notes. The unamortized discount on the 4.25% Notes will be amortized using the effective interest method through June 30, 2014. During the three and six months ended June 30, 2010, we recognized $3.8 million and $7.5 million, respectively, of interest expense related to the contractual interest coupon. During the three and six months ended June 30, 2010, we recognized $4.0 million and $7.9 million, respectively, of amortization of the debt discount. The effective interest rate on the debt component of these notes was 11.67% for the three and six months ended June 30, 2010.
As of June 30, 2010, our senior secured borrowings consisted of our asset-backed securitization facility (the “2007 ABS Facility”), the term loan and our revolving credit facility. At June 30, 2010, we had undrawn capacity of $534.9 million and $375.0 million under our revolving credit facility and 2007 ABS Facility, respectively. Our senior secured credit agreement (the “Credit Agreement”) limits our total outstanding Senior Secured Debt to EBITDA ratio (as defined in the Credit Agreement) to not greater than 4.0 to 1.0. Due to this limitation, only $585.1 million of the combined $909.9 million of undrawn capacity under both facilities was available for additional borrowings as of June 30, 2010. Further, as of June 30, 2010, only $170.2 million of the $375.0 million in unfunded commitments under our 2007 ABS Facility was available due to certain covenant limitations under the facility, assuming such facility was fully funded with all eligible contract compression assets available at that time. If our operations within Exterran ABS 2007 LLC (along with its subsidiary, “Exterran ABS”) experience additional reductions in cash flows, the amount available for additional borrowings could be further reduced. If the outstanding borrowings exceed the amount allowed, we would be able to utilize certain cash flows from Exterran ABS’s operations or borrowings under our revolving credit facility, or a combination of both, to reduce the amount of borrowings outstanding under the 2007 ABS Facility to the amount allowed pursuant to the limitations.
Our bank credit facilities, asset-backed securitization facilities and the agreements governing certain of our other indebtedness include various covenants with which we must comply, including, but not limited to, limitations on incurrence of indebtedness, investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. For example, under our Credit Agreement we must maintain various consolidated financial ratios including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. As of June 30, 2010, we maintained a 5.3 to 1.0 EBITDA to Total Interest Expense ratio, a 3.7 to 1.0 consolidated Total Debt to EBITDA ratio and a 2.8 to 1.0 Senior Secured Debt to EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our credit agreements. In addition, if we experienced a material adverse effect on our assets, liabilities, financial condition, business, operations or prospects that, taken as a whole, impacts our ability to perform our obligations under our credit agreements, this could lead to a default under our credit agreements. A default under one or more of our debt agreements, including a default by the Partnership under its credit facilities, would trigger cross-default provisions under certain of our debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of June 30, 2010, we were in compliance with all financial covenants under our credit agreements.
As of June 30, 2010, our subsidiary, Exterran Partners L.P. (together with its subsidiaries, the “Partnership”), had undrawn capacity of $32.0 million and $120.0 million under its revolving credit facility and asset-backed securitization facility, respectively. Due to limitations under the Partnership’s senior secured credit agreement (the “Partnership Credit Agreement”) on the Partnership’s total outstanding senior secured borrowings, only approximately $79.3 million of the combined $152.0 million of undrawn capacity under both facilities would have been available for additional borrowings as of June 30, 2010.
The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including restrictions on the use of proceeds from borrowings and limitations on its ability to incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.5 to 1.0, and a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.0 to 1.0. The Partnership Credit Agreement allows for the Partnership’s Total Debt to EBITDA ratio to be increased from 5.0 to 1.0 to 5.5 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes. Therefore, because the November 2009 Contract Operations Acquisition (as defined in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below) closed in the fourth quarter of 2009 and met the applicable thresholds, the maximum allowed ratio of Total Debt to EBITDA was increased from 5.0 to 1.0 to 5.5 to 1.0 for the quarters ending December 31, 2009, March 31, 2010 and June 30, 2010, and is scheduled to revert back to 5.0 to 1.0 for the quarter ending September 30, 2010. However, assuming the Partnership is able to close the August 2010 Contract Operations Acquisition (as defined in Note 18) with us in the third quarter of 2010 as planned, we expect that the maximum allowed ratio of Total Debt to EBITDA will remain at 5.5 to 1.0 for the quarters ending September 30, 2010, December 31, 2010 and March 31, 2011, reverting back to 5.0 to 1.0 for the quarter ending June 30, 2011. As of June 30, 2010, the Partnership maintained a 4.3 to 1.0 EBITDA to Total Interest Expense ratio and a 4.7 to 1.0 Total Debt to EBITDA ratio. If the Partnership experiences a deterioration in the demand for its services and is unable to consummate further acquisitions from us, including the August 2010 Contract Operations Acquisition in the third quarter of 2010, amend its senior secured credit facility or restructure its debt, it estimates that it could be in violation of the maximum Total Debt to EBITDA covenant ratio contained in its senior secured credit facility as early as 2010. A violation of the Partnership’s Total Debt to EBITDA covenant would be an event of default under the Partnership Credit Agreement which would trigger cross-default provisions under certain of our debt agreements. As of June 30, 2010, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.
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
Interest Rate Risk
At June 30, 2010, we were a party to interest rate swaps pursuant to which we pay fixed payments and receive floating payments on a notional value of $1,450.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $1,349.7 million expiring through January 2013 and the remaining interest rate swaps expiring through October 2019. The weighted average effective fixed interest rate payable on our interest rate swaps was 4.1% as of June 30, 2010. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded approximately $0.1 million and $0.2 million of interest expense for the three and six months ended June 30, 2010, respectively, due to the ineffectiveness related to these swaps. We recorded approximately $0.3 million and $0.5 million of interest expense for the three and six months ended June 30, 2009, respectively, due to the ineffectiveness related to these swaps. We estimate that approximately $45.6 million of deferred pre-tax losses, included in our accumulated other comprehensive loss at June 30, 2010, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.
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
Foreign currency hedges that meet the hedging requirements or that qualify for hedge accounting treatment are accounted for as cash flow hedges and changes in the fair value are recognized as a component of comprehensive income (loss) to the extent the hedge is effective. The amounts recognized as a component of other comprehensive income (loss) will be reclassified into earnings (loss) in the periods in which the underlying foreign currency exchange transaction is recognized. We estimate that approximately $2.4 million of deferred losses, included in our accumulated other comprehensive income (loss) at June 30, 2010, will be reclassified into earnings at then-current values during the next twelve months as the underlying hedged transactions occur. At June 30, 2010, the remaining notional amount of our foreign currency hedge that met the requirements for hedge accounting was approximately 25.1 million Kuwaiti Dinars. For foreign currency hedges that do not qualify for hedge accounting treatment, changes in fair value and gains and losses on settlement are included under the same category as the income or loss from the underlying assets, liabilities or anticipated transactions in our condensed consolidated statements of operations.
The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	June 30, 2010
		Fair Value
	Balance Sheet Location	Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Accrued liabilities	$(45,606)
Interest rate hedges	Other long-term liabilities	(39,159)
Foreign currency hedge	Accrued liabilities	(7,848)

Total derivatives		$(92,613)

	December 31, 2009
		Fair Value
	Balance Sheet Location	Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangibles and other assets	$262
Interest rate hedges	Accrued liabilities	(48,421)
Interest rate hedges	Other long-term liabilities	(35,300)

Total derivatives		$(83,459)

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
			Gain (Loss)			Gain (Loss)
			Reclassified			Reclassified
			from			from
	Gain (Loss)	Location of Gain (Loss)	Accumulated	Gain (Loss)	Location of Gain (Loss)	Accumulated
	Recognized in	Reclassified from	Other	Recognized in	Reclassified from	Other
	Other	Accumulated	Comprehensive	Other	Accumulated	Comprehensive
	Comprehensive	Other Comprehensive	Income (Loss)	Comprehensive	Other Comprehensive	Income (Loss)
	Income (Loss) on	Income	into Income	Income (Loss) on	Income	into Income
	Derivatives	(Loss) into Income (Loss)	(Loss)	Derivatives	(Loss) into Income (Loss)	(Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(13,883)	Interest expense	$(14,147)	$(29,062)	Interest expense	$(28,459)
Foreign currency hedge	(7,848)	Fabrication revenue	(5,476)	(7,848)	Fabrication revenue	(5,476)

Total	$(21,731)		$(19,623)	$(36,910)		$(33,935)

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
			Gain (Loss)			Gain (Loss)
			Reclassified			Reclassified
			from			from
	Gain (Loss)		Accumulated	Gain (Loss)		Accumulated
	Recognized in	Location of Gain (Loss)	Other	Recognized in	Location of Gain (Loss)	Other
	Other	Reclassified from Accumulated	Comprehensive	Other	Reclassified from Accumulated	Comprehensive
	Comprehensive	Other Comprehensive	Income (Loss)	Comprehensive	Other Comprehensive	Income (Loss)
	Income (Loss) on	Income	into Income	Income (Loss) on	Income	into Income
	Derivatives	(Loss) into Income (Loss)	(Loss)	Derivatives	(Loss) into Income (Loss)	(Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$1,659	Interest expense	$(13,189)	$(13,893)	Interest expense	$(25,584)
Foreign currency hedge	706	Fabrication revenue	29	1,255	Fabrication revenue	(224)

Total	$2,365		$(13,160)	$(12,638)		$(25,808)

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
9. FAIR VALUE MEASUREMENTS
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
The following table summarizes the valuation of our interest rate swaps and impaired assets as of and for the six months ended June 30, 2010 with pricing levels as of the date of valuation (in thousands):

		Quoted
		Market	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(84,765)	$—	$(84,765)	$—
Foreign currency derivatives asset (liability)	(7,848)	—	(7,848)	—
Long-lived asset impairment	418	—	—	418
The following table summarizes the valuation of our interest rate swaps and impaired assets as of and for the six months ended June 30, 2009 with pricing levels as of the date of valuation (in thousands):

		Quoted Market	Significant	Significant
		Prices in Active	Other	Unobservable
		Markets	Observable	Inputs
	Total	(Level 1)	Inputs (Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(82,574)	$—	$(82,574)	$—
Foreign currency derivatives asset (liability)	(437)	—	(437)	—
Long-lived asset impairment	7,020	—	—	7,020
Impairment of manufacturing facilities	8,400	—	8,400	—
International contract operations goodwill	—	—	—	—
Impairment of investments in non-consolidated affiliates	1,217			1,217
Our interest rate swaps and foreign currency derivatives are recorded at fair value utilizing a combination of the market and income approach to estimate fair value. We used discounted cash flows and market based methods to compare similar derivative instruments. Our estimate of the fair value of the long-lived assets impaired was based on the estimated component value of the equipment that we plan to use. Our estimate of the fair value of the impaired manufacturing facilities was based on sales of similar assets. See Note 5 for a discussion of the valuation methodology we used in connection with the goodwill impairment. Our estimate of the fair value of our investments in non-consolidated affiliates was based on discounted cash flow models that use probability weighted estimated cash flows to estimate the fair value of our investment in these non-consolidated affiliates. The primary inputs for the cash flow models were estimates of cash flows from operations we received from management of the joint ventures and our estimates of final proceeds that we would ultimately receive.

10. LONG-LIVED ASSET IMPAIRMENT
As a result of a decline in market conditions in North America during 2010 and 2009, we reviewed the idle compression assets used in our contract operations segments for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. We performed a cash flow analysis of the expected proceeds from the disposition of these units to determine the fair value of the assets. The net book value of these assets exceeded the fair value by $2.5 million and $86.7 million, respectively, for the six months ended June 30, 2010 and 2009, and was recorded as a long-lived asset impairment.
In the first quarter of 2009, our management approved a plan to close certain fabrication facilities and consolidate our compression fabrication activities (see Note 11). As a result, we reviewed the facilities to be closed for impairment and the net book value of these facilities exceeded the fair value by $5.6 million and was recorded as a long-lived asset impairment.
11. RESTRUCTURING CHARGES
As a result of the reduced level of demand for our products and services, our management approved a plan in March 2009 to close certain facilities to consolidate our compression fabrication activities. These actions were the result of significant fabrication capacity stemming from the 2007 merger that created Exterran and the lack of consolidation of this capacity since that time, as well as the anticipated continuation of weaker global economic and energy industry conditions. The consolidation of those compression fabrication activities was completed in September 2009. The restructuring activities in the first quarter of 2009 included a $5.6 million facility impairment charge which was reflected in our consolidated statement of operations as a long-lived asset impairment (see Note 10). Additionally, we reduced the size of our workforce at our two manufacturing locations in Houston, Texas to support the forecasted level of new fabrication work.
12. STOCK-BASED COMPENSATION
Stock Incentive Plan
On August 20, 2007, we adopted the Exterran Holdings, Inc. 2007 Stock Incentive Plan (as amended and restated, the “2007 Plan”) that provides for the granting of stock-based awards in the form of options, restricted stock, restricted stock units, stock appreciation rights and performance awards to our employees and directors. In May 2010, our stockholders approved an amendment to the 2007 Plan which increased the aggregate number of shares of common stock that may be issued under the 2007 Plan from 6,750,000 to 9,750,000. Each option and stock appreciation right granted counts as one share against the aggregate share limit, and each share of restricted stock and restricted stock unit granted counts as two shares against the aggregate share limit. Awards granted under the 2007 Plan that are subsequently cancelled, terminated or forfeited are available for future grant.
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

The weighted average fair value at date of grant for options granted during the six months ended June 30, 2010 was $8.71, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Six Months
Ended
June 30, 2010
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
The following table presents stock option activity for the six months ended June 30, 2010 (in thousands, except per share data and remaining life in years):

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life	Value
Options outstanding, December 31, 2009	2,833	$33.37
Granted	669	22.77
Exercised	(39)	16.78
Cancelled	(120)	37.86

Options outstanding, June 30, 2010	3,343	$31.27	4.8	$12,585

Options exercisable, June 30, 2010	1,990	$36.20	4.0	$5,533

Intrinsic value is the difference between the market value of our stock and the exercise price of each option multiplied by the number of options outstanding for those options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the six months ended June 30, 2010 was $0.4 million. As of June 30, 2010, $15.7 million of unrecognized compensation cost related to unvested stock options is expected to be recognized over the weighted-average period of 2.1 years.
Restricted Stock and Restricted Stock Units
For grants of restricted stock and restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the date of grant. Common stock subject to restricted stock grants generally vests 33 1/3% on each of the first three anniversaries of the grant date.
The following table presents restricted stock and restricted stock unit activity for the six months ended June 30, 2010 (in thousands, except per share data):

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Non-vested restricted stock and restricted stock units, December 31, 2009	1,162	$28.15
Granted	761	22.85
Vested	(440)	34.24
Cancelled	(57)	27.61

Non-vested restricted stock and restricted stock units, June 30, 2010	1,426	$23.57

As of June 30, 2010, $21.9 million of unrecognized compensation cost related to unvested restricted stock and restricted stock units is expected to be recognized over the weighted-average period of 2.1 years.

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
Employee Stock Purchase Plan
On August 20, 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. A total of 650,000 shares of our common stock have been authorized and reserved for issuance under the ESPP. At June 30, 2010, 314,226 shares remained available for purchase under the ESPP. Our ESPP plan is compensatory and, as a result, we record an expense on our consolidated statements of operations related to the ESPP. Effective July 1, 2009, the purchase discount under the ESPP was reduced from 15% to 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.
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
Partnership Phantom Units
The following table presents phantom unit activity for the six months ended June 30, 2010:

		Weighted
		Average
		Grant-Date
	Phantom	Fair Value
	Units	per Unit
Phantom units outstanding, December 31, 2009	91,124	$17.06
Granted	29,634	22.88
Vested	(33,373)	18.18
Cancelled	(2,065)	17.26

Phantom units outstanding, June 30, 2010	85,320	$18.60

As of June 30, 2010, $1.3 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 2.1 years.

13. COMMITMENTS AND CONTINGENCIES
We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	June 30, 2010
Performance guarantees through letters of credit(1)	2010 - 2013	$253,624
Standby letters of credit	2010 - 2011	19,449
Commercial letters of credit	2010 - 2013	13,131
Bid bonds and performance bonds(1)	2010 - 2016	134,387

Maximum potential undiscounted payments		$420,591

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.
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
See Note 2 and Note 6 for a discussion of gain contingencies related to our claims for assets and investments that were expropriated in Venezuela.
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
14. RECENT ACCOUNTING DEVELOPMENTS
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
15. REPORTABLE SEGMENTS
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
The following tables present sales and other financial information by industry segment for the three and six months ended June 30, 2010 and 2009 (in thousands):

	North
	America	International			Reportable
	Contract	Contract	Aftermarket		Segments
Three Months Ended	Operations	Operations	Services	Fabrication	Total
June 30, 2010:
Revenue from external customers	$152,048	$131,087	$83,363	$277,324	$643,822
Gross margin(1)	77,237	88,214	13,073	30,926	209,450
June 30, 2009:
Revenue from external customers	$178,455	$95,448	$78,504	$325,561	$677,968
Gross margin(1)	104,035	57,551	16,726	50,000	228,312

	North
	America	International			Reportable
	Contract	Contract	Aftermarket		Segments
Six Months Ended	Operations	Operations	Services	Fabrication	Total
June 30, 2010:
Revenue from external customers	$304,675	$240,827	$153,686	$520,942	$1,220,130
Gross margin(1)	158,489	157,099	26,784	77,671	420,043
June 30, 2009:
Revenue from external customers	$372,848	$186,127	$154,035	$668,170	$1,381,180
Gross margin(1)	214,723	115,425	32,503	105,895	468,546

(1)	Gross margin, a non-GAAP financial measure, is reconciled to net income (loss) below.
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

The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$16,653	$(529,952)	$33,386	$(587,852)
Selling, general and administrative	94,166	86,380	178,217	171,491
Depreciation and amortization	106,188	85,903	197,963	167,976
Long-lived asset impairment	745	86,684	2,452	92,284
Restructuring charges	—	8,076	—	9,780
Goodwill impairment	—	150,778	—	150,778
Interest expense	32,608	29,163	65,542	55,897
Equity in loss of non-consolidated affiliates	348	567	348	91,684
Other (income) expense, net	(2,485)	(9,433)	(4,668)	(12,795)
Provision for (benefit from) income taxes	184	(23,177)	(3,815)	(12,214)
(Income) loss from discontinued operations, net of tax	(38,957)	343,323	(49,382)	341,517

Gross margin	$209,450	$228,312	$420,043	$468,546

16. RETIREMENT BENEFIT PLAN
Our 401(k) retirement plan provides for optional employee contributions up to the IRS limit and discretionary employer matching contributions. We generally make discretionary matching contributions to each participant’s account at a rate of (i) 100% of each participant’s first 1% of contributions plus (ii) 50% of each participant’s contributions up to the next 5% of eligible compensation. We made no discretionary matching contributions from July 1, 2009 through June 30, 2010, but began making them again effective July 1, 2010.
17. CONSOLIDATING FINANCIAL STATEMENTS
Exterran Energy Corp., a wholly owned subsidiary of Exterran Holdings, Inc., is the issuer of our convertible senior notes due 2014 (“the 4.75% Notes”). Exterran Holdings, Inc. agreed to fully and unconditionally guarantee the obligations of Exterran Energy Corp. relating to our 4.75% Notes and as a result of this guarantee, we are presenting the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

Condensed Consolidating Balance Sheet
June 30, 2010

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
			(in thousands)
ASSETS
Current assets	$733	$3,912	$1,235,563	$(4,590)	$1,235,618
Current assets associated with discontinued operations	—	—	7,301	—	7,301

Total current assets	733	3,912	1,242,864	(4,590)	1,242,919

Property, plant and equipment, net	—	—	3,290,207	—	3,290,207
Goodwill, net	—	—	195,452	—	195,452
Investments in affiliates	2,031,746	2,317,406	—	(4,349,152)	—
Other assets	899,542	747,012	231,294	(1,634,418)	243,430
Long-term assets associated with discontinued operations	—	—	1,247	—	1,247

Total long-term assets	2,931,288	3,064,418	3,718,200	(5,983,570)	3,730,336

Total assets	$2,932,021	$3,068,330	$4,961,064	$(5,988,160)	$4,973,255

LIABILITIES AND EQUITY
Current liabilities	$16,993	$3,831	$683,635	$(4,596)	$699,863
Current liabilities associated with discontinued operations	—	—	10,228	—	10,228

Total current liabilities	16,993	3,831	693,863	(4,596)	710,091

Long-term debt	1,081,822	143,750	855,761	—	2,081,333
Intercompany payables	—	889,440	706,190	(1,595,630)	—
Other long-term liabilities	(971)	—	375,134	(39,219)	334,944
Long-term liabilities associated with discontinued operations	—	—	12,710	—	12,710

Total liabilities	1,097,844	1,037,021	2,643,658	(1,639,445)	3,139,078

Total equity	1,834,177	2,031,309	2,317,406	(4,348,715)	1,834,177

Total liabilities and equity	$2,932,021	$3,068,330	$4,961,064	$(5,988,160)	$4,973,255

Condensed Consolidating Balance Sheet
December 31, 2009

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
			(in thousands)
ASSETS
Current assets	$1,443	$3,950	$1,360,994	$(5,378)	$1,361,009
Current assets associated with discontinued operations	—	—	58,152	—	58,152

Total current assets	1,443	3,950	1,419,146	(5,378)	1,419,161

Property, plant and equipment, net	—	—	3,404,354	—	3,404,354
Goodwill, net	—	—	195,164	—	195,164
Investments in affiliates	2,012,809	2,164,402	—	(4,177,211)	—
Other assets	944,087	922,712	257,103	(1,850,019)	273,883
Long-term assets associated with discontinued operations	—	—	386	—	386

Total long-term assets	2,956,896	3,087,114	3,857,007	(6,027,230)	3,873,787

Total assets	$2,958,339	$3,091,064	$5,276,153	$(6,032,608)	$5,292,948

LIABILITIES AND EQUITY
Current liabilities	$18,808	$4,541	$797,162	$(5,357)	$815,154
Current liabilities associated with discontinued operations	—	—	21,879	—	21,879

Total current liabilities	18,808	4,541	819,041	(5,357)	837,033

Long-term debt	1,114,398	143,750	1,002,788	—	2,260,936
Intercompany payables	—	929,964	881,714	(1,811,678)	—
Other long-term liabilities	8,274	—	391,541	(38,362)	361,453
Long-term liabilities associated with discontinued operations	—	—	16,667	—	16,667

Total liabilities	1,141,480	1,078,255	3,111,751	(1,855,397)	3,476,089

Total equity	1,816,859	2,012,809	2,164,402	(4,177,211)	1,816,859

Total liabilities and equity	$2,958,339	$3,091,064	$5,276,153	$(6,032,608)	$5,292,948

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2010

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(in thousands)
Revenues	$—	$—	$643,822	$—	$643,822

Costs of sales (excluding depreciation and amortization expense)	—	—	434,372	—	434,372
Selling, general and administrative	—	—	94,166	—	94,166
Depreciation and amortization	—	—	106,188	—	106,188
Long-lived asset impairment	—	—	745	—	745
Interest expense	17,469	1,707	13,432	—	32,608
Other (income) expense:
Intercompany charges, net	(3,727)	(1,114)	4,841	—	—
Equity in (income) loss of affiliates	(26,426)	(26,785)	348	53,211	348
Other, net	(10)	—	(2,475)	—	(2,485)

Income (loss) before income taxes	12,694	26,192	(7,795)	(53,211)	(22,120)
Provision for (benefit from) income taxes	(4,832)	(234)	5,250	—	184

Income (loss) from continuing operations	17,526	26,426	(13,045)	(53,211)	(22,304)
Income from discontinued operations, net of tax	—	—	38,957	—	38,957

Net income	17,526	26,426	25,912	(53,211)	16,653
Less: Net loss attributable to the noncontrolling interest	—	—	873	—	873

Net income attributable to Exterran stockholders	$17,526	$26,426	$26,785	$(53,211)	$17,526

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2009

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(in thousands)
Revenues	$—	$—	$677,968	$—	$677,968

Costs of sales (excluding depreciation and amortization expense)	—	—	449,656	—	449,656
Selling, general and administrative	—	—	86,380	—	86,380
Depreciation and amortization	—	—	85,903	—	85,903
Long-lived asset impairment	—	—	86,684	—	86,684
Interest expense	10,588	1,651	16,924	—	29,163
Other (income) expense:
Intercompany charges, net	(4,480)	(820)	5,300	—	—
Equity in (income) loss of affiliates	526,728	526,202	567	(1,052,930)	567
Other, net	10	—	149,411	—	149,421

Loss before income taxes	(532,846)	(527,033)	(202,857)	1,052,930	(209,806)
Benefit from income taxes	(2,076)	(305)	(20,796)	—	(23,177)

Loss from continuing operations	(530,770)	(526,728)	(182,061)	1,052,930	(186,629)
Loss from discontinued operations, net of tax	—	—	(343,323)	—	(343,323)

Net loss	(530,770)	(526,728)	(525,384)	1,052,930	(529,952)
Less: Net income attributable to the noncontrolling interest	—	—	(818)	—	(818)

Net loss attributable to Exterran stockholders	$(530,770)	$(526,728)	$(526,202)	$1,052,930	$(530,770)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2010

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(in thousands)
Revenues	$—	$—	$1,220,130	$—	$1,220,130

Costs of sales (excluding depreciation and amortization expense)	—	—	800,087	—	800,087
Selling, general and administrative	—	—	178,217	—	178,217
Depreciation and amortization	—	—	197,963	—	197,963
Long-lived asset impairment	—	—	2,452	—	2,452
Interest expense	34,069	3,414	28,059	—	65,542
Other (income) expense:
Intercompany charges, net	(7,165)	(2,290)	9,455	—	—
Equity in (income) loss of affiliates	(51,637)	(52,314)	348	103,951	348
Other, net	—	—	(4,668)	—	(4,668)

Income (loss) before income taxes	24,733	51,190	8,217	(103,951)	(19,811)
Provision for (benefit from) income taxes	(9,455)	(447)	6,087	—	(3,815)

Income (loss) from continuing operations	34,188	51,637	2,130	(103,951)	(15,996)
Income from discontinued operations, net of tax	—	—	49,382	—	49,382

Net income	34,188	51,637	51,512	(103,951)	33,386
Less: Net loss attributable to the noncontrolling interest	—	—	802	—	802

Net income attributable to Exterran stockholders	$34,188	$51,637	$52,314	$(103,951)	$34,188

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2009

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(in thousands)
Revenues	$—	$—	$1,381,180	$—	$1,381,180

Costs of sales (excluding depreciation and amortization expense)	—	—	912,634	—	912,634
Selling, general and administrative	—	—	171,491	—	171,491
Depreciation and amortization	—	—	167,976	—	167,976
Long-lived asset impairment	—	—	92,284	—	92,284
Interest expense	19,831	3,358	32,708	—	55,897
Other (income) expense:
Intercompany charges, net	(8,764)	(1,561)	10,325	—	—
Equity in (income) loss of affiliates	582,845	581,705	91,684	(1,164,550)	91,684
Other, net	20	—	147,743	—	147,763

Loss before income taxes	(593,932)	(583,502)	(245,665)	1,164,550	(258,549)
Benefit from income taxes	(3,748)	(657)	(7,809)	—	(12,214)

Loss from continuing operations	(590,184)	(582,845)	(237,856)	1,164,550	(246,335)
Loss from discontinued operations, net of tax	—	—	(341,517)	—	(341,517)

Net loss	(590,184)	(582,845)	(579,373)	1,164,550	(587,852)
Less: Net income attributable to the noncontrolling interest	—	—	(2,332)	—	(2,332)

Net loss attributable to Exterran stockholders	$(590,184)	$(582,845)	$(581,705)	$1,164,550	$(590,184)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(8,990)	$(104)	$204,757	$—	$195,663
Net cash used in discontinued operations	—	—	(3,880)	—	(3,880)

Net cash provided by (used in) operating activities	(8,990)	(104)	200,877	—	191,783

Cash flows from investing activities:
Capital expenditures	—	—	(109,399)	—	(109,399)
Proceeds from sale of property, plant and equipment	—	—	18,404	—	18,404
Increase in restricted cash	—	—	(1,523)	—	(1,523)
Investment in consolidated subsidiaries	126,194	(126,090)	(348)	(104)	(348)

Net cash provided by (used in) continuing operations	126,194	(126,090)	(92,866)	(104)	(92,866)
Net cash provided by discontinued operations	—	—	89,509	—	89,509

Net cash provided by (used in) investing activities	126,194	(126,090)	(3,357)	(104)	(3,357)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	385,221	—	—	—	385,221
Repayments of long-term debt	(572,764)	—	—	—	(572,764)
Proceeds from stock options exercised	656	—	—	—	656
Proceeds from stock issued pursuant to our employee stock purchase plan	1,224	—	—	—	1,224
Purchases of treasury stock	(1,971)	—	—	—	(1,971)
Stock-based compensation excess tax benefit	—	—	801	—	801
Distribution to noncontrolling partners in the Partnership	—	—	(7,753)	—	(7,753)
Capital contribution (distribution), net	(208)	126,194	(126,090)	104	—
Borrowings (repayments) between subsidiaries, net	70,524	—	(70,524)	—	—

Net cash provided by (used in) financing activities	(117,318)	126,194	(203,566)	104	(194,586)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,736)	—	(3,736)

Net decrease in cash and cash equivalents	(114)	—	(9,782)	—	(9,896)
Cash and cash equivalents at beginning of year	163	—	83,582	—	83,745

Cash and cash equivalents at end of year	$49	$—	$73,800	$—	$73,849

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(5,440)	$(841)	$147,108	$—	$140,827
Net cash provided by discontinued operations	—	—	829	—	829

Net cash provided by (used in) operating activities	(5,440)	(841)	147,937	—	141,656

Cash flows from investing activities:
Capital expenditures	—	—	(228,577)	—	(228,577)
Proceeds from sale of property, plant and equipment	—	—	13,450	—	13,450
Proceeds from sale of business	—	—	5,642	—	5,642
Increase in restricted cash	—	—	(401)	—	(401)
Investment in consolidated subsidiaries	327,593	(326,752)	(567)	(841)	(567)

Net cash provided by (used in) continuing operations	327,593	(326,752)	(210,453)	(841)	(210,453)
Net cash used in discontinued operations	—	—	(829)	—	(829)

Net cash provided by (used in) investing activities	327,593	(326,752)	(211,282)	(841)	(211,282)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	219,035	—	361,465	—	580,500
Repayments of long-term debt	(333,626)	—	(152,500)	—	(486,126)
Payments for debt issuance costs	(9,929)	—	—	—	(9,929)
Proceeds from warrants sold	—	—	53,138	—	53,138
Proceeds from call options	—	—	(89,408)	—	(89,408)
Proceeds from stock issued pursuant to our employee stock purchase plan	1,708	—	—	—	1,708
Purchases of treasury stock	(525)	—	—	—	(525)
Stock-based compensation excess tax benefit	—	—	30	—	30
Distribution to noncontrolling partners in the Partnership	—	—	(7,720)	—	(7,720)
Capital contribution (distribution), net	(1,682)	327,593	(326,752)	841	—
Borrowings (repayments) between subsidiaries, net	(197,282)	—	197,282	—	—

Net cash provided by (used in) financing activities	(322,301)	327,593	35,535	841	41,668

Effect of exchange rate changes on cash and cash equivalents	—	—	5,218	—	5,218

Net decrease in cash and cash equivalents	(148)	—	(22,592)	—	(22,740)
Cash and cash equivalents at beginning of year	163	—	123,743	—	123,906

Cash and cash equivalents at end of year	$15	$—	$101,151	$—	$101,166

18. SUBSEQUENT EVENTS
In July 2010, we and the Partnership announced a transaction, which is expected to close in August 2010, pursuant to which the Partnership has agreed to acquire from us contract operations customer service agreements with 43 customers and a fleet of approximately 580 compressor units used to provide compression services under those agreements, comprising approximately 254,000 horsepower, or approximately 6% (by available horsepower) of the combined U.S. contract operations business of the Partnership and us (the “August 2010 Contract Operations Acquisition”). Total consideration for the transaction is approximately $214 million, excluding estimated transaction costs. In connection with this acquisition, the Partnership will issue to our wholly-owned subsidiaries approximately 8.21 million common units and approximately 167,000 general partner units.
Also in connection with the closing of the August 2010 Contract Operations Acquisition, we intend to amend our existing omnibus agreement with the Partnership. The amendment will, among other things, extend the term of the caps on the Partnership’s obligation to reimburse us for selling, general and administrative costs and operating costs we allocate to the Partnership based on such costs we incur on the Partnership’s behalf for an additional year such that the caps will terminate on December 31, 2011.
Through our wholly-owned subsidiaries, we own 6,325,000 subordinated units of the Partnership. As of June 30, 2010, the Partnership met the requirements under its partnership agreement for early conversion of 25% of these subordinated units into common units. Accordingly, we expect that 1,581,250 of the Partnership’s subordinated units we own will convert to common units on August 17, 2010.

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
Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. These forward-looking statements are also affected by the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s website at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
•	conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for natural gas and the impact on the price of natural gas, which could cause a decline in the demand for our compression and oil and natural gas production and processing equipment and services;

•	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	the success of our subsidiaries, including Exterran Partners, L.P. (along with its subsidiaries, the “Partnership”);

•	changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, kidnappings, the taking of property without fair compensation and legislative changes;

•	changes in currency exchange rates and restrictions on currency repatriation;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment workforce factors, including our ability to hire, train and retain key employees;

•	our ability to implement certain business and financial objectives, such as:
•	international expansion;

•	sales of additional United States of America (“U.S.”) contract operations contracts and equipment to the Partnership;

•	timely and cost-effective execution of projects;

•	enhancing our asset utilization, particularly with respect to our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash; and

•	accessing the capital markets at an acceptable cost;
•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.
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
Exterran Partners, L.P.
We are the indirect majority owner of the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of June 30, 2010, public unitholders held a 34% ownership interest in the Partnership and we owned the remaining equity interest, including the general partner interest and all incentive distribution rights. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional interests in the Partnership. As of June 30, 2010, the Partnership had a fleet of approximately 3,574 compressor units comprising approximately 1,366,000 horsepower, or 33% (by available horsepower) of our and the Partnership’s combined total U.S. horsepower.
In July 2010, we and the Partnership announced a transaction, which is expected to close in August 2010, pursuant to which the Partnership has agreed to acquire from us contract operations customer service agreements with 43 customers and a fleet of approximately 580 compressor units used to provide compression services under those agreements, comprising approximately 254,000 horsepower, or approximately 6% (by available horsepower) of the combined U.S. contract operations business of the Partnership and us (the “August 2010 Contract Operations Acquisition”). Total consideration for the transaction is approximately $214 million, excluding estimated transaction costs. In connection with this acquisition, the Partnership will issue to our wholly-owned subsidiaries approximately 8.21 million common units and approximately 167,000 general partner units.
Also in connection with the closing of the August 2010 Contract Operations Acquisition, we intend to amend our existing omnibus agreement with the Partnership. The amendment will, among other things, extend the term of the caps on the Partnership’s obligation to reimburse us for selling, general and administrative costs and operating costs we allocate to the Partnership based on such costs we incur on the Partnership’s behalf for an additional year such that the caps will terminate on December 31, 2011.
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
Natural Gas Consumption. Natural gas consumption in the U.S. for the twelve months ended April 30, 2010 increased by approximately 1% over the twelve months ended April 30, 2009. Total U.S. natural gas consumption is projected by the U.S. Energy Information Administration (“EIA”) to increase by 3.5% in 2010 and 0.1% in 2011, and is expected to increase by an average of 0.3% per year thereafter until 2035. Natural gas consumption worldwide is projected to increase by 1.3% per year until 2035, according to the EIA.
In 2008, the U.S. accounted for an estimated annual production of approximately 21 trillion cubic feet of natural gas, or 19% of the worldwide total of approximately 110 trillion cubic feet. The EIA estimates that the U.S.’s natural gas production level will be approximately 23 trillion cubic feet in 2035, or 15% of the worldwide total of approximately 155 trillion cubic feet.
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
In the six months ended June 30, 2010, we began to see an increase in overall natural gas activity and an increase in customer activity in our contract operations and fabrication business segments in the North America market. Despite this increase in activity, our total operating horsepower in North America decreased by approximately 2% in the six months ended June 30, 2010. We believe that uncertainty around natural gas supply and demand and natural gas prices, along with the current available supply of idle and underutilized compression equipment owned by our customers and competitors may negatively impact our ability to improve our North America contract operations horsepower utilization and pricing and, therefore, revenues in the near term. In international markets, we expect the start-up of projects in our contract operations backlog will result in an increase in revenues in our international contract operations business in 2010 compared to 2009. Additionally, we believe there will continue to be demand for our contract operations and Total Solutions projects in international markets, and we expect to have opportunities to grow our international business through our contract operations, aftermarket services and fabrication business segments.
As industry capital spending declined in 2009, our fabrication business segment experienced a reduction in demand. This decline in demand for our fabrication products led to a reduction in our fabrication backlog and revenue for the six months ended June 30, 2010.
Our level of capital spending depends on our forecast for the demand for our products and services and the equipment we require to render services to our customers. Although we are not able to predict the final impact of the current market and industry conditions on our business, our level of capital investment in our contract operations fleet assets has declined and, based on current market conditions, we expect that net cash provided by operating activities will exceed our requirements to finance our capital expenditures and scheduled debt repayments through December 31, 2010.
The Partnership’s senior secured credit facility matures in October 2011. If the Partnership were to replace this facility based on current market conditions, we expect that the interest rate under the replacement facility would be higher than that in the Partnership’s current facility and therefore would lead to higher interest expense in future periods.
We intend for the Partnership to be the primary vehicle for the long-term growth of our U.S. contract operations business. In November 2009, the Partnership acquired from us additional contract operations customer service agreements with 18 customers and a fleet of approximately 900 compressor units used to provide compression services under those agreements (the “November 2009 Contract Operations Acquisition”). In July 2010, we and the Partnership announced the August 2010 Contract Operations Acquisition, which we expect to close in August 2010. We intend to continue to contribute over time additional U.S. contract operations customer contracts and equipment to the Partnership in exchange for cash, the Partnership’s assumption of our debt and/or our receipt of additional interests in the Partnership. Such transactions would depend on, among other things, market and economic conditions, our ability to reach agreement with the Partnership regarding the terms of any purchase and the availability to the Partnership of debt and equity capital on reasonable terms.
Financial Highlights
Financial highlights for the three and six months ended June 30, 2010, as compared to the prior year periods, which are discussed in greater detail below in “Financial Results of Operations,” were as follows:
•	Revenue for the three months ended June 30, 2010 was $643.8 million compared to $678.0 million for the prior year period. Revenue for the six months ended June 30, 2010 was $1,220.1 million compared to $1,381.2 million for the prior year period.

•	Net income attributable to Exterran stockholders for the three months ended June 30, 2010 was $17.5 million, compared to net loss attributable to Exterran stockholders of $530.8 million for the three months ended June 30, 2009. Net income attributable to Exterran stockholders for the six months ended June 30, 2010 was $34.2 million, compared to net loss attributable to Exterran stockholders of $590.2 million for the six months ended June 30, 2009.
The following table summarizes charges recorded during the three and six months ended June 30, 2010, as compared to the prior year periods (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Goodwill impairment	$—	$150,778	$—	$150,778
Long-lived asset impairment	745	86,684	2,452	92,284
Restructuring charges	—	8,076	—	9,780
Investments in non-consolidated affiliates impairment (in Equity in loss of non-consolidated affiliates)	348	567	348	97,123
Loss (recovery) attributable to expropriation (in Income (loss) from discontinued operations, net of tax)	(39,276)	377,891	(39,576)	377,891

Total	$(38,183)	$623,996	$(36,776)	$727,856

Operating Highlights
As discussed in Note 2 to the Financial Statements of this report, the results from continuing operations for all periods presented exclude the results of our Venezuela international contract operations and aftermarket services businesses. Those results are now reflected in discontinued operations for all periods presented.
The following tables summarize our total available horsepower, total operating horsepower, horsepower utilization percentages and fabrication backlog.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Horsepower in thousands)
Total Available Horsepower (at period end):
North America	4,306	4,340	4,306	4,340
International	1,263	1,214	1,263	1,214

Total	5,569	5,554	5,569	5,554

Total Operating Horsepower (at period end):
North America	2,816	3,125	2,816	3,125
International	1,060	1,037	1,060	1,037

Total	3,876	4,162	3,876	4,162

Total Operating Horsepower (average):
North America	2,819	3,207	2,837	3,297
International	1,041	1,037	1,034	1,042

Total	3,860	4,244	3,871	4,339

Horsepower Utilization (at period end):
North America	65%	72%	65%	72%
International	84%	85%	84%	85%
Total	70%	75%	70%	75%

	June 30, 2010	December 31, 2009	June 30, 2009
	(In millions)
Compressor and Accessory Fabrication Backlog	$222.3	$296.9	$291.6
Production and Processing Equipment Fabrication Backlog	527.4	515.6	652.8

Fabrication Backlog	$749.7	$812.5	$944.4

FINANCIAL RESULTS OF OPERATIONS
As discussed in Note 2 to the Financial Statements of this report, the results from continuing operations for all periods presented exclude the results of our Venezuela international contract operations and aftermarket services businesses. Those results are now reflected in discontinued operations for all periods presented.
THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009
Summary of Business Segment Results
North America Contract Operations
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2010	2009	(Decrease)
Revenue	$152,048	$178,455	(15)%
Cost of sales (excluding depreciation and amortization expense)	74,811	74,420	1%

Gross margin	$77,237	$104,035	(26)%
Gross margin percentage	51%	58%	(7)%
The decrease in revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) was primarily due to a 12% decrease in average operating horsepower and a 3% reduction in our revenue per average operating horsepower in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure in Note 15 to the Financial Statements. The decrease in average operating horsepower and pricing was due to the continued challenging market conditions in the North America natural gas energy industry. The decrease in gross margin was also caused by a reduction in our average operating horsepower not matched by a corresponding decrease in overhead costs.
International Contract Operations
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2010	2009	(Decrease)
Revenue	$131,087	$95,448	37%
Cost of sales (excluding depreciation and amortization expense)	42,873	37,897	13%

Gross margin	$88,214	$57,551	53%
Gross margin percentage	67%	60%	7%
The increase in revenue and gross margin in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to a $14.9 million increase in revenues due to the start up of new projects in Indonesia and Brazil and a $19.2 million increase in revenues in Brazil due to the early termination of a project. The increase in gross margin percentage in the three months ended June 30, 2010 compared to the same period in the prior year was primarily due to $19.2 million of revenue from the early termination of a project in Brazil.
Aftermarket Services
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2010	2009	(Decrease)
Revenue	$83,363	$78,504	6%
Cost of sales (excluding depreciation and amortization expense)	70,290	61,778	14%

Gross margin	$13,073	$16,726	(22)%
Gross margin percentage	16%	21%	(5)%
The increase in revenue and cost of sales was primarily due to an increase in international sales of approximately $7.1 million, primarily related to increased sales in Brazil in the three months ended June 30, 2010. This increase in revenue was partially offset by a decrease in sales in North America of approximately $2.2 million caused by reduced activity levels. The decrease in the gross margin percentage in the three months ended June 30, 2010 compared to the same period in the prior year was primarily due to changes in market conditions that has led to a more competitive environment.
Fabrication
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2010	2009	(Decrease)
Revenue	$277,324	$325,561	(15)%
Cost of sales (excluding depreciation and amortization expense)	246,398	275,561	(11)%

Gross margin	$30,926	$50,000	(38)%
Gross margin percentage	11%	15%	(4)%
The decrease in revenue, cost of sales and gross margin in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to a $61.5 million reduction in revenue in our production and processing equipment fabrication product line in 2010 resulting from a reduction in new bookings caused by weaker market conditions. The decrease in the overall fabrication gross margin percentage in the three months ended June 30, 2010 compared to the same period in the prior year was primarily due to cost overruns on certain jobs in our compressor and accessory fabrication product line in the three months ended June 30, 2010.

Costs and Expenses
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2010	2009	(Decrease)
Selling, general and administrative	$94,166	$86,380	9%
Depreciation and amortization	106,188	85,903	24%
Long-lived asset impairment	745	86,684	(99)%
Restructuring charges	—	8,076	(100)%
Goodwill impairment	—	150,778	(100)%
Interest expense	32,608	29,163	12%
Equity in loss of non-consolidated affiliates	348	567	(39)%
Other (income) expense, net	(2,485)	(9,433)	(74)%
The increase in selling, general and administrative (“SG&A”) expense during the three months ended June 30, 2010 was primarily due to an increase in business in our international contract operations and international aftermarket services business lines that resulted in both a $2.0 million increase in revenue-based taxes and a $3.0 million increase in compensation costs. As a percentage of revenue, SG&A expense for the three month periods ended June 30, 2010 and 2009 was 15% and 13%, respectively. The increase in SG&A expense as a percentage of revenue was due to the reduction in revenues in our North America contract operations and fabrication businesses without a corresponding decrease in SG&A expense during the three months ended June 30, 2010 as compared to the same period in the prior year.
The increase in depreciation and amortization expense during the three months ended June 30, 2010 compared to the same period in the prior year was primarily due to accelerated depreciation of installation costs of $11.6 million on a project that was terminated early and property, plant and equipment additions primarily due to large international contract operations projects.
Long-lived asset impairments of $86.7 million in the three months ended June 30, 2009 resulted from a decline in market conditions. These impairments were recorded on 1,156 compression units representing approximately 251,500 horsepower. See Note 10 to the Financial Statements for further discussion of the long-lived asset impairments.
Restructuring charges were $8.1 million for the three months ended June 30, 2009. These expenses were due to our efforts to adjust our costs to our forecasted business activity levels and included severance, retention and employee benefit costs and other facility closure and moving costs resulting from our decision to close and consolidate certain of our fabrication facilities. See Note 11 to the Financial Statements for further discussion of the restructuring charges.
We recorded a goodwill impairment charge of $150.8 million in the second quarter of 2009 related to our international contract operations segment. See Note 5 to the Financial Statements for further discussion of this charge.
The increase in interest expense during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to an increase in the weighted average effective interest rate on our debt, including the impact of interest rate swaps, to 5.9% for the three months ended June 30, 2010 from 4.4% for the three months ended June 30, 2009. The increase in our weighted average effective interest rate is primarily due to the 11.67% effective interest rate on our 4.25% convertible senior notes due June 2014 (the “4.25% Notes”), which was higher than the rate of the debt it replaced. This increase was partially offset by a lower average debt balance during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.
The change in other (income) expense, net, was primarily due to an $8.4 million decrease in gains on asset sales in the three months ended June 30, 2010 compared to the same period in the prior year. The change in other (income) expense, net was also impacted by a foreign currency translation gain of $1.0 million for the three months ended June 30, 2010 compared to a loss of $1.3 million for the three months ended June 30, 2009. Our foreign currency translation gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates.

Income Taxes
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2010	2009	(Decrease)
Provision for (benefit from) income taxes	$184	$(23,177)	(101)%
Effective tax rate	(0.8)%	11.0%	(11.8)%
The increase in our provision for income taxes was primarily the result of increased losses in low-tax or no tax jurisdictions in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The change in the effective tax rate was also impacted by a $150.8 million non-deductible goodwill impairment charge in the three months ended June 30, 2009.
Discontinued Operations
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2010	2009	(Decrease)
Income (loss) from discontinued operations, net of tax	$38,957	$(343,323)	111%
Income from discontinued operations, net of tax for the three months ended June 30, 2010 includes a benefit of $40.9 million from payments received from PDVSA and its affiliates for the fixed assets for two projects. These payments relate to the recovery of the loss we recognized on the value of the equipment for these projects in the second quarter of 2009.
The loss from discontinued operations, net of tax for the three months ended June 30, 2009 related to our operations in Venezuela that were expropriated in June 2009. As discussed in Note 2 to the Financial Statements, on June 2, 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela. As of June 30, 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. As a result of PDVSA taking possession of substantially all of our assets and operations in Venezuela, we recorded asset impairments totaling $377.9 million, primarily related to receivables, inventory, fixed assets and goodwill, in the second quarter of 2009. These asset impairments were partially offset by a tax benefit of $28.7 million in the three months ended June 30, 2009.
THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009
Summary of Business Segment Results
North America Contract Operations
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2010	2009	(Decrease)
Revenue	$304,675	$372,848	(18)%
Cost of sales (excluding depreciation and amortization expense)	146,186	158,125	(8)%

Gross margin	$158,489	$214,723	(26)%
Gross margin percentage	52%	58%	(6)%
The decrease in revenue, cost of sales and gross margin was primarily due to a 14% decrease in average operating horsepower and a 5% reduction in our revenue per average operating horsepower in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease in average operating horsepower and pricing was due to the continued challenging market conditions in the North America natural gas energy industry. The decrease in gross margin was also caused by a reduction in our average operating horsepower not matched by a corresponding decrease in overhead costs.

International Contract Operations
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2010	2009	(Decrease)
Revenue	$240,827	$186,127	29%
Cost of sales (excluding depreciation and amortization expense)	83,728	70,702	18%

Gross margin	$157,099	$115,425	36%
Gross margin percentage	65%	62%	3%
The increase in revenue and gross margin in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily the result of a $33.8 million increase in revenue due to the start up of new projects in Indonesia and Brazil and a $19.2 million increase in revenues in Brazil due to the early termination of a project. The increase in gross margin percentage in the six months ended June 30, 2010 compared to the same period in the prior year was primarily due to $19.2 million of revenue from the early termination of a project in Brazil.
Aftermarket Services
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2010	2009	(Decrease)
Revenue	$153,686	$154,035	(0)%
Cost of sales (excluding depreciation and amortization expense)	126,902	121,532	4%

Gross margin	$26,784	$32,503	(18)%
Gross margin percentage	17%	21%	(4)%
The slight decrease in revenue in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to a $19.7 million decrease in North America sales that was substantially offset by a $19.4 million increase in international sales for the same period. Brazil accounted for approximately $9.8 million of the increase in international sales due to higher sales and activity in the six months ended June 30, 2010. The decrease in revenue, gross margin and gross margin percentage in the six months ended June 30, 2010 compared to the same period in the prior year was primarily due to changes in market conditions that has led to a more competitive environment.
Fabrication
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2010	2009	(Decrease)
Revenue	$520,942	$668,170	(22)%
Cost of sales (excluding depreciation and amortization expense)	443,271	562,275	(21)%

Gross margin	$77,671	$105,895	(27)%
Gross margin percentage	15%	16%	(1)%
The decrease in revenue, cost of sales and gross margin in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to a $117.6 million reduction in our North America compressor and accessory fabrication product line revenue. The decrease in fabrication revenue was due to a reduction in new bookings caused by weaker market conditions.

Costs and Expenses
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2010	2009	(Decrease)
Selling, general and administrative	$178,217	$171,491	4%
Depreciation and amortization	197,963	167,976	18%
Long-lived asset impairment	2,452	92,284	(97)%
Restructuring charges	—	9,780	(100)%
Goodwill impairment	—	150,778	(100)%
Interest expense	65,542	55,897	17%
Equity in loss of non-consolidated affiliates	348	91,684	(100)%
Other (income) expense, net	(4,668)	(12,795)	(64)%
The increase in SG&A expense during the six months ended June 30, 2010 was primarily due to an increase in business in our international contract operations and international aftermarket services business lines that resulted in both a $4.3 million increase in revenue-based taxes and a $4.7 million increase in compensation costs. As a percentage of revenue, SG&A expense for the six month periods ended June 30, 2010 and 2009 was 15% and 12%, respectively. The increase in SG&A expense as a percentage of revenue was due to the reduction in revenues in our North America contract operations and fabrication businesses without a corresponding decrease in SG&A expense during the six months ended June 30, 2010 compared to the same period in the prior year.
The increase in depreciation and amortization expense during the six months ended June 30, 2010 compared to the same period in the prior year was primarily due to accelerated depreciation of installation costs of $11.6 million on a project that was terminated early and property, plant and equipment additions primarily due to new international contract operations projects.
Long-lived asset impairments in the six months ended June 30, 2010 were $2.5 million and resulted from impairments that were recorded on idle compression units. Long-lived asset impairments in the six months ended June 30, 2009 resulted from impairments of $86.7 million from a decline in market conditions. These impairments were recorded on 1,156 idle compression units representing approximately 251,500 horsepower. In addition, during the six months ended June 30, 2009 we recorded a $5.6 million facility impairment. See Note 10 to the Financial Statements for further discussion of the long-lived asset impairments.
Restructuring charges were $9.8 million for the six months ended June 30, 2009. These expenses were due to our efforts to adjust our costs to our forecasted business activity levels and included severance, retention and employee benefit costs and other facility closure and moving costs resulting from our decision to close and consolidate certain of our fabrication facilities. See Note 11 to the Financial Statements for further discussion of the restructuring charges.
We recorded a goodwill impairment charge of $150.8 million in the second quarter of 2009 related to our international contract operations segment. See Note 5 to the Financial Statements for further discussion of this charge.
The increase in interest expense during the six months ended June 30, 2010 compared to the six months ended June 30, 2009, was primarily due to an increase in the weighted average effective interest rate on our debt, including the impact of interest rate swaps, to 5.8% for the six months ended June 30, 2010 from 4.3% for the six months ended June 30, 2009. The increase in our weighted average effective interest rate is primarily due to the 11.67% effective interest rate on our 4.25% Notes, which was higher than the rate of the debt it replaced. This increase was partially offset by a lower average debt balance during the six months ended June 30, 2010, compared to the six months ended June 30, 2009.
Equity in loss of non-consolidated affiliates for the six months ended June 30, 2009 related to the impairment recorded in the first quarter of 2009 caused by a loss in fair value of our investments in non-consolidated affiliates in Venezuela that was not temporary. We currently do not expect to have significant equity earnings in non-consolidated affiliates in the future from these investments. Our non-consolidated affiliates are expected to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investments treaties and customary international law, which could result in us recording a gain on our investment in future periods. However, we are unable to predict what compensation we ultimately will receive. See Note 6 to the Financial Statements for further discussion of our investments in non-consolidated affiliates.
The change in other (income) expense, net, was primarily due to an $8.1 million decrease in gains on asset sales in the six months ended June 30, 2010. The change in other (income) expense, net was also impacted by a foreign currency translation loss of $0.6 million for the six months ended June 30, 2010 compared to a gain of $1.0 million for the six months ended June 30, 2009. Our foreign currency translation gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates.
Income Taxes
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2010	2009	(Decrease)
Benefit from income taxes	$(3,815)	$(12,214)	(69)%
Effective tax rate	19.3%	4.7%	14.6%
The decrease in our benefit from income taxes was primarily the result of increased losses in low-tax or no tax jurisdictions for the six months ended June 30, 2010. The change in the effective tax rate was also impacted by $97.1 million of impairment charges reflected in equity loss of non-consolidated affiliates and a $150.8 million non-deductible goodwill impairment charge, both in the six months ended June 30, 2009. Our benefit was further decreased by an $8.4 million deferred tax benefit related to the impairment of our investments in non-consolidated affiliates for the six months ended June 30, 2009. The decrease was partially offset by a $3.9 million net tax benefit recorded on the sale of loans and interest in an entity related to a project in Nigeria for the six months ended June 30, 2010.
Discontinued Operations
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2010	2009	(Decrease)
Income (loss) from discontinued operations, net of tax	$49,382	$(341,517)	115%
Income from discontinued operations, net of tax for the six months ended June 30, 2010 includes a benefit of $40.9 million from payments received from PDVSA and its affiliates for the fixed assets for two projects. These payments relate to the recovery of the loss we recognized on the value of the equipment for these projects in the second quarter of 2009. Additionally, in January 2010, the Venezuelan government announced a devaluation of the Venezuelan bolivar. This devaluation resulted in a translation gain of approximately $12.2 million on the remeasurement of our net liability position in Venezuela. The functional currency of our Venezuela subsidiary is the U.S. dollar and we had more liabilities than assets denominated in bolivars in Venezuela at the time of the devaluation. The exchange rate used to remeasure our net liabilities changed from 2.15 bolivars per U.S. dollar at December 31, 2009 to 4.3 bolivars per U.S. dollar in January 2010.
As discussed in Note 2 to the Financial Statements, on June 2, 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela. As of June 30, 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. As a result of PDVSA taking possession of substantially all of our assets and operations in Venezuela, we recorded asset impairments totaling $377.9 million, primarily related to receivables, inventory, fixed assets and goodwill, in the second quarter of 2009. These asset impairments were partially offset by a tax benefit of $22.6 million in the six months ended June 30, 2009.
Noncontrolling Interest
As of June 30, 2010, noncontrolling interest is primarily comprised of the portion of the Partnership’s earnings that is applicable to the limited partner interest in the Partnership that we do not own.
LIQUIDITY AND CAPITAL RESOURCES
Our unrestricted cash balance was $73.8 million at June 30, 2010, compared to $83.7 million at December 31, 2009. Working capital from continuing operations decreased to $535.8 million at June 30, 2010 from $545.9 million at December 31, 2009.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by (used in) continuing operations:
Operating activities	$195,663	$140,827
Investing activities	(92,866)	(210,453)
Financing activities	(194,586)	41,668
Effect of exchange rate changes on cash and cash equivalents	(3,736)	5,218
Discontinued operations	85,629	—

Net change in cash and cash equivalents	$(9,896)	$(22,740)

Operating Activities. The increase in cash provided by operating activities for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to a decrease in cash used for working capital during the six months ended June 30, 2010. This was partially offset by a reduction in gross margin from our North America contract operations and fabrication segments as compared to the six months ended June 30, 2009.
Investing Activities. The decrease in cash used in investing activities during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was attributable to a decrease in capital expenditures primarily related to our contract operations businesses during the six months ended June 30, 2010.
Financing Activities. The increase in cash used in financing activities during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily attributable to an increase in net repayments of long-term debt during the six months ended June 30, 2010, partially offset by the net cost of the call options purchased and the warrants sold in connection with the offering of the 4.25% Notes in the six months ended June 30, 2009.
Capital Expenditures. We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our targeted return on capital. We currently plan to spend approximately $225 million to $250 million in net capital expenditures during 2010, including (1) contract operations equipment additions and (2) approximately $70 million to $80 million on equipment maintenance capital related to our contract operations business. Net capital expenditures are net of fleet sales.
Long-Term Debt. As of June 30, 2010, we had approximately $2.1 billion in outstanding debt obligations, consisting of $425.0 million outstanding under our asset-backed securitization facility, $760.0 million outstanding under our term loan, $48.4 million outstanding under our revolving credit facility, $143.8 million outstanding under our 4.75% Notes, $273.4 million outstanding under our 4.25% Notes, $283.0 million outstanding under the Partnership’s revolving credit facility, $117.5 million outstanding under the Partnership’s term loan and $30.0 million outstanding under the Partnership’s asset-backed securitization facility.
On August 20, 2007, we entered into a senior secured credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement consists of (a) a five-year revolving credit facility in the aggregate amount of $850 million, which includes a variable allocation for a Canadian tranche and the ability to issue letters of credit under the facility and (b) a six-year term loan senior secured credit facility, in the aggregate amount of $800 million with principal payments due on multiple dates through June 2013 (collectively, the “Credit Facility”). As of June 30, 2010, we had $48.4 million in outstanding borrowings under our revolving credit facility and $266.7 million in letters of credit outstanding under our revolving credit facility.
Borrowings under the Credit Agreement bear interest, if they are in U.S. dollars, at a base rate or LIBOR at our option plus an applicable margin, as defined in the agreement. The applicable margin varies depending on our debt ratings. At June 30, 2010, all amounts outstanding were LIBOR loans and the applicable margin was 0.825%. The weighted average interest rate at June 30, 2010 on the outstanding balance, excluding the effect of interest rate swaps, was 1.3%.
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
In August 2007, Exterran ABS entered into a $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”), which was reduced to an $800 million facility in October 2009 concurrently with the closing of the Partnership’s $150 million asset-backed securitization facility. The amount outstanding at any time is limited to the lower of (i) 80% of the value of the natural gas compression equipment owned by Exterran ABS and its subsidiaries, (ii) 4.5 times free cash flow or (iii) the amount calculated under an interest coverage test (as these limits are defined in the agreement). Based on these tests, the limit on the amount outstanding can be increased or decreased in future periods. As of June 30, 2010, we had $425.0 million in outstanding borrowings under the 2007 ABS Facility.
As of June 30, 2010, our senior secured borrowings consisted of our 2007 ABS Facility, the term loan and our revolving credit facility. At June 30, 2010, we had undrawn capacity of $534.9 million and $375.0 million under our revolving credit facility and 2007 ABS Facility, respectively. Our Credit Agreement limits our total outstanding Senior Secured Debt to EBITDA ratio (as defined in the Credit Agreement) to be not greater than 4.0 to 1.0. Due to this limitation, only $585.1 million of the combined $909.9 million of undrawn capacity under both facilities was available for additional borrowings as of June 30, 2010. Further, as of June 30, 2010, only $170.2 million of the $375.0 million in unfunded commitments under our 2007 ABS Facility was available due to certain covenant limitations under the facility, assuming such facility was fully funded with all eligible contract compression assets available at that time. If our operations within Exterran ABS experience additional reductions in cash flows, the amount available for additional borrowings could be further reduced. If the outstanding borrowings exceed the amount allowed based on the limitations, we can utilize either certain cash flows from Exterran ABS’s operations or borrowings under our revolving credit facility, or a combination of both, to reduce the amount of borrowings outstanding to the amount allowed pursuant to the limitations.
Interest and fees payable to the noteholders accrue on the 2007 ABS Facility at a variable rate consisting of one month LIBOR plus an applicable margin of 0.825%. The weighted average interest rate at June 30, 2010 on borrowings under the 2007 ABS Facility, excluding the effect of interest rate swaps, was 1.2%. The 2007 ABS Facility is revolving in nature and is payable in July 2012.
Repayment of the 2007 ABS Facility notes has been secured by a pledge of all of the assets of Exterran ABS, consisting primarily of specified compression services contracts and a fleet of natural gas compressors. Under the 2007 ABS Facility, we had $13.9 million of restricted cash as of June 30, 2010.
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

The Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership (together with the Partnership, the “Partnership Borrowers”), are parties to a senior secured credit agreement (the “Partnership Credit Agreement”) that provides for a five-year, $315 million revolving credit facility that matures in October 2011. As of June 30, 2010, there was $283.0 million in outstanding borrowings under the revolving credit facility.
The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin, as defined in the agreement. At June 30, 2010 all amounts outstanding were LIBOR loans and the applicable margin was 1.75%. The weighted average interest rate on the outstanding balance of the Partnership’s revolving credit facility, at June 30, 2010, excluding the effect of interest rate swaps, was 2.2%.
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
The term loan bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Borrowings under the term loan are subject to the same credit agreement and covenants as the Partnership’s revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings of the Partnership, on a dollar-for-dollar basis. At June 30, 2010, all amounts outstanding were LIBOR loans and the applicable margin was 2.25%. The weighted average interest rate on the outstanding balance of the Partnership’s term loan at June 30, 2010, excluding the effect of interest rate swaps, was 2.7%.
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
In October 2009, the Partnership entered into a $150 million asset-backed securitization facility (the “2009 ABS Facility”). The 2009 ABS Facility notes are revolving in nature and are payable in July 2013. Interest and fees payable to the noteholders accrue on these notes at a variable rate consisting of an applicable margin of 3.5% plus, at the Partnership’s option, either LIBOR or a base rate. The weighted average interest rate on the outstanding balance of the 2009 ABS Facility at June 30, 2010, excluding the effect of interest rate swaps, was 3.9%. Repayment of the 2009 ABS Facility notes has been secured by a pledge of all of the assets of EXLP ABS 2009 LLC and its subsidiaries, consisting primarily of specified compression services contracts and a fleet of natural gas compressor units. The amount outstanding at any time is limited to the lower of (i) 75% of the value of the natural gas compression equipment owned by EXLP ABS 2009 LLC and its subsidiaries (as defined in the agreement), (ii) 4.0 times free cash flow or (iii) the amount calculated under an interest coverage test. Additionally, the Partnership Credit Agreement limits the amount we can borrow under the 2009 ABS Facility to two times the Partnership’s EBITDA (as defined in the Partnership Credit Agreement). As of June 30, 2010, there was $30.0 million in outstanding borrowings under the 2009 ABS Facility.
Our bank credit facilities, asset-backed securitization facilities and the agreements governing certain of our other indebtedness include various covenants with which we must comply, including, but not limited to, limitations on incurrence of indebtedness, investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. For example, under our Credit Agreement we must maintain various consolidated financial ratios including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. As of June 30, 2010, we maintained a 5.3 to 1.0 EBITDA to Total Interest Expense ratio, a 3.7 to 1.0 consolidated Total Debt to EBITDA ratio and a 2.8 to 1.0 Senior Secured Debt to EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our credit agreements. In addition, if we experienced a material adverse effect on our assets, liabilities, financial condition, business, operations or prospects that, taken as a whole, impact our ability to perform our obligations under our credit agreements, this could lead to a default under our credit agreements. A default under one or more of our debt agreements, including a default by the Partnership under its credit facilities, would trigger cross-default provisions under certain of our debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of June 30, 2010, we were in compliance with all financial covenants under our credit agreements.
As of June 30, 2010, the Partnership had undrawn capacity of $32.0 million and $120.0 million under its revolving credit facility and 2009 ABS Facility, respectively. Due to limitations under the Partnership Credit Agreement on the Partnership’s total outstanding senior secured borrowings, only approximately $79.3 million of the combined $152.0 million of undrawn capacity under both facilities would have been available for additional borrowings as of June 30, 2010.
The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including restrictions on the use of proceeds from borrowings and limitations on its ability to: incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.5 to 1.0, and a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.0 to 1.0. The Partnership Credit Agreement allows for the Partnership’s Total Debt to EBITDA ratio to be increased from 5.0 to 1.0 to 5.5 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes. Therefore, because the November 2009 Contract Operations Acquisition closed in the fourth quarter of 2009 and met the applicable thresholds, the maximum allowed ratio of Total Debt to EBITDA was increased from 5.0 to 1.0 to 5.5 to 1.0 for the quarters ending December 31, 2009, March 31, 2010 and June 30, 2010, and is scheduled to revert back to 5.0 to 1.0 for the quarter ending September 30, 2010. However, assuming the Partnership is able to close the recently announced August 2010 Contract Operations Acquisition from us in the third quarter of 2010 as planned, we expect that the maximum allowed ratio of Total Debt to EBITDA will remain at 5.5 to 1.0 for the quarters ending September 30, 2010, December 31, 2010 and March 31, 2011, reverting back to 5.0 to 1.0 for the quarter ending June 30, 2011. As of June 30, 2010, the Partnership maintained a 4.3 to 1.0 EBITDA to Total Interest Expense ratio and a 4.7 to 1.0 Total Debt to EBITDA ratio. If the Partnership experiences a deterioration in the demand for its services and is unable to consummate further acquisitions from us, including its recently announced August 2010 Contract Operations Acquisition from us in the third quarter of 2010, amend its senior secured credit facility or restructure its debt, it estimates that it could be in violation of the maximum Total Debt to EBITDA covenant ratio contained in its senior secured credit facility as early as 2010. A violation of the Partnership’s Total Debt to EBITDA covenant would be an event of default under the Partnership Credit Agreement which would trigger cross-default provisions under certain of our debt agreements. As of June 30, 2010, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.
We have entered into interest rate swap agreements related to a portion of our variable rate debt. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of our interest rate swap agreements.
The interest rate we pay under our Credit Agreement can be affected by changes in our credit rating. As of June 30, 2010, our credit ratings as assigned by Moody’s and Standard & Poor’s were:

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
Stock Repurchase Program. On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. In December 2008, our board of directors increased the share repurchase program, from

$200 million to $300 million, and extended the expiration date of the authorization, from August 19, 2009 to December 15, 2010. Since the program was initiated, we have repurchased 5,416,221 shares of our common stock at an aggregate cost of approximately $199.9 million. We did not repurchase any shares under this program during the six months ended June 30, 2010.
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
On July 26, 2010, the board of directors of Exterran GP LLC approved a cash distribution of $0.4625 per limited partner unit, or approximately $11.6 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from April 1, 2010 through June 30, 2010. The record date for this distribution is August 10, 2010, and payment is expected to occur on August 13, 2010.
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

For a reconciliation of gross margin to net income (loss), see Note 15 to the Financial Statements.
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
We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign currency translation loss in our consolidated statements of operations of approximately $0.6 million in the first six months of 2010 compared to a gain of $1.0 million in the first six months of 2009. Our foreign currency translation gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.
As of June 30, 2010, after taking into consideration interest rate swaps, we had approximately $213.9 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate would result in an annual increase in our interest expense of approximately $2.1 million.
For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations and derivative instruments to minimize foreign currency exchange risk, see Note 8 to the Financial Statements.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of June 30, 2010, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 1A. Risk Factors
There have been no material changes or updates in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, except as follows:
New proposed regulations and proposed modifications to existing regulations under the Clean Air Act (“CAA”), if implemented, could result in increased compliance costs.
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
In June 2010, the EPA formally proposed modifications to existing regulations under the CAA that established new source performance standards for manufacturers, owners and operators of new, modified and reconstructed stationary internal combustion engines. The proposed rule modifications, if adopted as drafted by the EPA, may require us to undertake significant expenditures, including expenditures for purchasing, installing, monitoring and maintaining emissions control equipment on a potentially significant percentage of our natural gas compressor engine fleet. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements. The comment period on the proposed regulation is scheduled to end on August 9, 2010. It is currently unclear when the proposed regulation will be finalized and become effective.
Climate change legislation and regulatory initiatives could result in increased compliance costs.
The U.S. Congress is considering new legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane, that are understood to contribute to global warming. For example, the American Clean Energy and Security Act of 2009 could, if enacted by the full Congress, require greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. Recent reports suggest that comprehensive climate legislation is unlikely to be passed by the U.S. Senate in 2010, although energy legislation and other initiatives are expected to be proposed that may be relevant to greenhouse gas emissions issues. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Also, as a result of the U.S. Supreme Court’s decision in April 2007 in Massachusetts, et al. v. EPA, the EPA is beginning to adopt regulations controlling greenhouse gas emissions under its existing CAA authority. For example, in September 2009, the EPA adopted a new rule requiring approximately 13,000 facilities comprising a substantial percentage of annual U.S. greenhouse gas emissions to inventory their emissions starting in 2010 and to report those emissions to the EPA beginning in 2011. On April 12, 2010, the EPA proposed additional portions of this inventory rule relating to petroleum and natural gas systems that, if adopted, would require inventorying for that category of facilities beginning in January 2011 and reporting of those inventories beginning in March 2012. Also, on December 15, 2009, the EPA officially published its finalized determination that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA pave the way for the agency to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the CAA. Further, the EPA in June 2010 published a final rule providing for the tailored applicability of criteria that determine which stationary sources and modification projects become subject to permitting requirements for greenhouse gas emissions under two of the agency’s major air permitting programs. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. In January 2011, the first step of the phase-in will apply only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. In July 2011, the second step of the phase-in will capture sources that have the potential to emit at least 100,000 tons per year of greenhouse gases. This new permitting program may affect some of our customers’ largest new or modified facilities going forward.
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

Item 6. Exhibits

Exhibit No.	Description
2.1	Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings, LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2009

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 20, 2007

3.2	Second Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

4.1	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on August 23, 2007

4.2	Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.3	Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.4	Indenture, dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 ABS facility consisting of $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on October 19, 2009

4.5	Series 2009-1 Supplement, dated as of October 13, 2009, to Indenture dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.2 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on October 19, 2009

10.1†	Amendment No. 3 to the Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2010

10.2	Senior Secured Credit Agreement, dated October 20, 2006, by and among UC Operating Partnership, L.P., as Borrower, Universal Compression Partners, L.P. (now Exterran Partners, L.P.), as Guarantor, Wachovia Bank, National Association, as Administrative Agent, Deutsche Banc Trust Company Americas, as Syndication Agent, Fortis Capital Corp and Wells Fargo Bank, National Association, as Co-Documentation Agents and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on October 26, 2006

10.3	Guaranty Agreement, dated as of October 20, 2006, made by Universal Compression Partners, L.P. (now Exterran Partners, L.P.) as Guarantor, UCLP OLP GP LLC, as Guarantor and UCLP Leasing, L.P., as Guarantor and each of the other Guarantors in favor of Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.7 to Exterran Partners, L.P.’s Annual Report on Form 10-K filed on March 30, 2007

10.4	Collateral Agreement, dated as of October 20, 2006, made by UC Operating Partnership, L.P., UCLP OLP GP LLC, Universal Compression Partners, L.P. (now Exterran Partners, L.P.) and UCLP Leasing, L.P. in favor of Wachovia Bank, National Association, as US Administrative Agent, incorporated by reference to Exhibit 10.8 to Exterran Partners, L.P.’s Annual Report on Form 10-K filed on March 30, 2007

10.5	First Amendment to Loan Documents, dated May 8, 2008, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, EXLP Leasing LLC, as Guarantor, Wachovia Bank, National Association, as Administrative Agent and the other lenders party thereto, incorporated by reference to Exhibit 10.2 to Exterran Partners, L.P.’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008

10.6	Intercreditor and Collateral Agency Agreement, dated as of October 13, 2009, by and among Exterran Partners, L.P., EXLP ABS 2009 LLC, EXLP Operating LLC, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, and Wells Fargo Bank, National Association, in its individual capacity as the Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on October 19, 2009

10.7	Management Agreement, dated as of October 13, 2009, by and between Exterran Partners, L.P., as Manager, EXLP ABS 2009 LLC, as Issuer, and EXLP ABS Leasing 2009 LLC, incorporated by reference to Exhibit 10.2 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on October 19, 2009

10.8†	Universal Compression Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Amendment No. 3 to Exterran Partners, L.P.’s Registration Statement on Form S-1 filed October 4, 2006

10.9†	First Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed February 29, 2008

10.10†	Second Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed October 30, 2008

10.11†	Third Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exterran Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTERRAN HOLDINGS, INC.
Date: August 5, 2010	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President, Finance and Accounting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings, LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2009

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 20, 2007

3.2	Second Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

4.1	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on August 23, 2007

4.2	Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.3	Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.4	Indenture, dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 ABS facility consisting of $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on October 19, 2009

4.5	Series 2009-1 Supplement, dated as of October 13, 2009, to Indenture dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.2 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on October 19, 2009

10.1†	Amendment No. 3 to the Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2010

10.2	Senior Secured Credit Agreement, dated October 20, 2006, by and among UC Operating Partnership, L.P., as Borrower, Universal Compression Partners, L.P. (now Exterran Partners, L.P.), as Guarantor, Wachovia Bank, National Association, as Administrative Agent, Deutsche Banc Trust Company Americas, as Syndication Agent, Fortis Capital Corp and Wells Fargo Bank, National Association, as Co-Documentation Agents and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on October 26, 2006

10.3	Guaranty Agreement, dated as of October 20, 2006, made by Universal Compression Partners, L.P. (now Exterran Partners, L.P.) as Guarantor, UCLP OLP GP LLC, as Guarantor and UCLP Leasing, L.P., as Guarantor and each of the other Guarantors in favor of Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.7 to Exterran Partners, L.P.’s Annual Report on Form 10-K filed on March 30, 2007

10.4	Collateral Agreement, dated as of October 20, 2006, made by UC Operating Partnership, L.P., UCLP OLP GP LLC, Universal Compression Partners, L.P. (now Exterran Partners, L.P.) and UCLP Leasing, L.P. in favor of Wachovia Bank, National Association, as US Administrative Agent, incorporated by reference to Exhibit 10.8 to Exterran Partners, L.P.’s Annual Report on Form 10-K filed on March 30, 2007

10.5	First Amendment to Loan Documents, dated May 8, 2008, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, EXLP Leasing LLC, as Guarantor, Wachovia Bank, National Association, as Administrative Agent and the other lenders party thereto, incorporated by reference to Exhibit 10.2 to Exterran Partners, L.P.’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008

10.6	Intercreditor and Collateral Agency Agreement, dated as of October 13, 2009, by and among Exterran Partners, L.P., EXLP ABS 2009 LLC, EXLP Operating LLC, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, and Wells Fargo Bank, National Association, in its individual capacity as the Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on October 19, 2009

10.7	Management Agreement, dated as of October 13, 2009, by and between Exterran Partners, L.P., as Manager, EXLP ABS 2009 LLC, as Issuer, and EXLP ABS Leasing 2009 LLC, incorporated by reference to Exhibit 10.2 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on October 19, 2009

10.8†	Universal Compression Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Amendment No. 3 to Exterran Partners, L.P.’s Registration Statement on Form S-1 filed October 4, 2006

10.9†	First Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed February 29, 2008

10.10†	Second Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed October 30, 2008

10.11†	Third Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exterran Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2008

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.