Form 10-Q
period 2010-09-30
EXTERRAN HOLDINGS INC.
filed 2010-11-04
CIK 1389050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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
Number of shares of the common stock of the registrant outstanding as of October 28, 2010: 63,220,020 shares.

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Comprehensive Income (Loss)	5
Condensed Consolidated Statements of Equity	6
Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3. Quantitative and Qualitative Disclosures About Market Risk	47
Item 4. Controls and Procedures	48
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	49
Item 1A. Risk Factors	49
Item 6. Exhibits	51
SIGNATURES	52
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	September 30,	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$81,367	$83,745
Restricted cash	7,435	14,871
Accounts receivable, net of allowance of $13,846 and $15,342, respectively	434,002	447,504
Inventory, net	412,564	489,982
Costs and estimated earnings in excess of billings on uncompleted contracts	206,008	180,181
Current deferred income taxes	20,839	25,913
Other current assets	99,109	118,813
Current assets associated with discontinued operations	4,914	58,152

Total current assets	1,266,238	1,419,161
Property, plant and equipment, net	3,273,752	3,404,354
Goodwill, net	196,101	195,164
Intangible and other assets, net	268,008	273,883
Long-term assets associated with discontinued operations	833	386

Total assets	$5,004,932	$5,292,948

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable, trade	$165,264	$131,337
Accrued liabilities	315,396	321,412
Deferred revenue	137,816	206,160
Billings on uncompleted contracts in excess of costs and estimated earnings	111,914	156,245
Current liabilities associated with discontinued operations	7,209	21,879

Total current liabilities	737,599	837,033
Long-term debt	1,971,309	2,260,936
Other long-term liabilities	187,148	179,327
Deferred income taxes	175,003	182,126
Long-term liabilities associated with discontinued operations	12,831	16,667

Total liabilities	3,083,890	3,476,089
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 69,045,236 and 68,195,447 shares issued, respectively	690	682
Additional paid-in capital	3,494,390	3,434,618
Accumulated other comprehensive loss	(28,266)	(27,879)
Accumulated deficit	(1,549,286)	(1,565,489)
Treasury stock — 5,829,298 and 5,667,897 common shares, at cost, respectively	(203,945)	(201,935)

Total Exterran stockholders’ equity	1,713,583	1,639,997
Noncontrolling interest	207,459	176,862

Total equity	1,921,042	1,816,859

Total liabilities and equity	$5,004,932	$5,292,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
North America contract operations	$152,007	$167,567	$456,682	$540,415
International contract operations	111,879	96,420	352,706	282,547
Aftermarket services	82,348	75,526	236,034	229,561
Fabrication	279,389	340,193	800,331	1,008,363

	625,623	679,706	1,845,753	2,060,886

Costs and Expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	78,281	74,556	224,467	232,681
International contract operations	46,936	37,850	130,664	108,552
Aftermarket services	73,717	59,360	200,619	180,892
Fabrication	231,716	278,036	674,987	840,311
Selling, general and administrative	88,229	81,600	266,446	253,091
Depreciation and amortization	98,503	87,781	296,466	255,757
Long-lived asset impairment	2,246	—	4,698	92,284
Restructuring charges	—	2,616	—	12,396
Goodwill impairment	—	—	—	150,778
Interest expense	33,050	33,371	98,592	89,268
Equity in loss of non-consolidated affiliates	—	1,011	348	92,695
Other (income) expense, net	(2,941)	(12,768)	(7,609)	(25,563)

	649,737	643,413	1,889,678	2,283,142

Income (loss) before income taxes	(24,114)	36,293	(43,925)	(222,256)
Provision for (benefit from) income taxes	(7,083)	13,691	(10,898)	1,477

Income (loss) from continuing operations	(17,031)	22,602	(33,027)	(223,733)
Income (loss) from discontinued operations, net of tax	(1,325)	(3,834)	48,057	(345,351)

Net income (loss)	(18,356)	18,768	15,030	(569,084)
Less: Net (income) loss attributable to the noncontrolling interest	371	(576)	1,173	(2,908)

Net income (loss) attributable to Exterran stockholders	$(17,985)	$18,192	$16,203	$(571,992)

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran stockholders	$(0.27)	$0.36	$(0.51)	$(3.70)
Income (loss) from discontinued operations attributable to Exterran stockholders	(0.02)	(0.06)	0.77	(5.63)

Net income (loss) attributable to Exterran stockholders	$(0.29)	$0.30	$0.26	$(9.33)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran stockholders	$(0.27)	$0.35	$(0.51)	$(3.70)
Income (loss) from discontinued operations attributable to Exterran stockholders	(0.02)	(0.05)	0.77	(5.63)

Net income (loss) attributable to Exterran stockholders	$(0.29)	$0.30	$0.26	$(9.33)

Weighted average common and equivalent shares outstanding:
Basic	62,111	61,579	61,969	61,315

Diluted	62,111	77,509	61,969	61,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$(18,356)	$18,768	$15,030	$(569,084)
Other comprehensive income (loss), net of tax:
Change in fair value of derivative financial instruments	2,441	(5,723)	(534)	7,447
Foreign currency translation adjustment	14,933	17,485	(984)	54,025

Comprehensive income (loss)	(982)	30,530	13,512	(507,612)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	934	(53)	1,423	(4,012)

Comprehensive income (loss) attributable to Exterran	$(48)	$30,477	$14,935	$(511,624)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Exterran Holdings, Inc. Stockholders
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Treasury	Accumulated	Noncontrolling
	Stock	Capital	Loss	Stock	Deficit	Interest	Total
Balance at December 31, 2008	$672	$3,354,922	$(94,767)	$(200,959)	$(1,016,082)	$184,291	$2,228,077
Treasury stock purchased				(1,019)			(1,019)
Shares issued in employee stock purchase plan	2	3,178					3,180
Stock-based compensation expense, net of forfeitures	7	18,043				708	18,758
Income tax expense from stock-based compensation expense		(2,674)					(2,674)
Cash distribution to noncontrolling unitholders of the Partnership						(11,589)	(11,589)
Issuance of convertible senior notes and purchased call options and warrants sold		56,745					56,745
Other						(6)	(6)
Comprehensive income (loss):
Net income (loss)					(571,992)	2,908	(569,084)
Derivatives change in fair value, net of tax			6,343			1,104	7,447
Foreign currency translation adjustment			54,025				54,025

Balance at September 30, 2009	$681	$3,430,214	$(34,399)	$(201,978)	$(1,588,074)	$177,416	$1,783,860

Balance at December 31, 2009	$682	$3,434,618	$(27,879)	$(201,935)	$(1,565,489)	$176,862	$1,816,859
Treasury stock purchased				(2,010)			(2,010)
Options exercised	1	767					768
Shares issued in employee stock purchase plan	1	1,873					1,874
Stock-based compensation expense, net of forfeitures	6	16,922				250	17,178
Income tax expense from stock-based compensation expense		(891)					(891)
Net proceeds from sale of Partnership units, net of tax		41,111	881			43,273	85,265
Cash distribution to noncontrolling unitholders of the Partnership						(11,631)	(11,631)
Other		(10)				128	118
Comprehensive income (loss):
Net income (loss)					16,203	(1,173)	15,030
Derivatives change in fair value, net of tax			(284)			(250)	(534)
Foreign currency translation adjustment			(984)				(984)

Balance at September 30, 2010	$690	$3,494,390	$(28,266)	$(203,945)	$(1,549,286)	$207,459	$1,921,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$15,030	$(569,084)
Adjustments:
Depreciation and amortization	296,466	255,757
Amortization of debt discount	12,128	4,559
Long-lived asset impairment	4,698	92,284
Goodwill impairment	—	150,778
Deferred financing cost amortization	3,733	2,855
(Income) loss from discontinued operations, net of tax	(48,057)	345,351
Provision for doubtful accounts	3,699	4,594
Gain on sale of property, plant and equipment	(5,253)	(7,931)
Gain on sale of business	—	(3,193)
Equity in loss of non-consolidated affiliates, net of dividends received	348	92,695
Interest rate swaps	740	1,387
Gain on remeasurement of intercompany balances	(2,354)	(5,087)
Stock-based compensation expense	17,296	18,670
Deferred income tax provision	(41,936)	(28,194)
Changes in assets and liabilities:
Accounts receivable and notes	11,137	121,879
Inventory	85,134	(43,324)
Costs and estimated earnings versus billings on uncompleted contracts	(72,679)	16,179
Prepaid and other current assets	19,619	8,902
Accounts payable and other liabilities	32,972	(131,724)
Deferred revenue	(70,842)	(3,706)
Other	(9,842)	39

Net cash provided by continuing operations	252,037	323,686
Net cash provided by (used in) discontinued operations	(3,880)	829

Net cash provided by operating activities	248,157	324,515

Cash flows from investing activities:
Capital expenditures	(168,462)	(303,560)
Proceeds from sale of property, plant and equipment	25,500	17,510
Proceeds from sale of business	—	5,642
Cash invested in non-consolidated affiliates	(348)	(1,578)
Net proceeds from the sale of Partnership units	109,365	—
Decrease in restricted cash	7,436	2,602

Net cash used in continuing operations	(26,509)	(279,384)
Net cash provided by (used in) discontinued operations	89,509	(829)

Net cash provided by (used in) investing activities	63,000	(280,213)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	856,328	692,750
Repayments of long-term debt	(1,158,083)	(726,128)
Payments for debt issue costs	—	(10,600)
Proceeds from warrants sold	—	53,138
Payment from call options	—	(89,408)
Proceeds from stock options exercised	768	—
Proceeds from stock issued pursuant to our employee stock purchase plan	1,874	3,180
Purchases of treasury stock	(2,010)	(1,019)
Stock-based compensation excess tax benefit	1,157	89
Distributions to noncontrolling partners in the Partnership	(11,631)	(11,589)

Net cash used in financing activities	(311,597)	(89,587)

Effect of exchange rate changes on cash and equivalents	(1,938)	7,573

Net decrease in cash and cash equivalents	(2,378)	(37,712)
Cash and cash equivalents at beginning of period	83,745	123,906

Cash and cash equivalents at end of period	$81,367	$86,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of Exterran Holdings, Inc. (“we” or “Exterran” ) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) are not required in these interim financial statements and have been condensed or omitted. It is the opinion of management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our financial position, results of operations and cash flows for the periods indicated.
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
The table below summarizes income (loss) attributable to Exterran stockholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income (loss) from continuing operations attributable to Exterran stockholders	$(16,660)	$22,026	$(31,854)	$(226,641)
Income (loss) from discontinued operations attributable to Exterran stockholders, net of tax	(1,325)	(3,834)	48,057	(345,351)

Net income (loss) attributable to Exterran stockholders	$(17,985)	$18,192	$16,203	$(571,992)

The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted income (loss) attributable to Exterran stockholders per common share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding-used in basic income (loss) per common share	62,111	61,579	61,969	61,315
Net dilutive potential common stock issuable:
On exercise of options and vesting of restricted stock and restricted stock units	**	571	**	**
On settlement of employee stock purchase plan shares	**	25	**	**
On exercise of warrants	**	**	**	**
On conversion of 4.25% convertible senior notes due 2014	**	15,334	**	**
On conversion of 4.75% convertible senior notes due 2014	**	**	**	**

Weighted average common shares and dilutive potential common shares-used in diluted income per common share	62,111	77,509	61,969	61,315

**	Excluded from diluted income (loss) per common share as the effect would have been anti-dilutive.

There were no adjustments to net income attributable to Exterran stockholders for the diluted earnings per share calculation for the three and nine months ended September 30, 2010 and the nine months ended September 30, 2009. Net income attributable to Exterran stockholders for the diluted earnings per share calculation for the three months ended September 30, 2009 is adjusted to add back interest expense and amortization of financing costs totaling $5.0 million, net of tax, relating to our 4.25% convertible senior notes due 2014.
The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	1,334	654	1,402	998
On exercise of options and vesting of restricted stock and restricted stock units	629	—	462	500
On settlement of employee stock purchase plan shares	15	—	14	35
On exercise of warrants	2,808	2,808	2,808	1,203
On conversion of 4.25% convertible senior notes due 2014	15,334	—	15,334	6,572
On conversion of 4.75% convertible senior notes due 2014	3,115	3,115	3,115	3,115

Net dilutive potential common shares issuable	23,235	6,577	23,135	12,423

Financial Instruments
Our financial instruments include cash, restricted cash, receivables, payables, interest rate swaps, foreign currency hedges and debt. At September 30, 2010 and December 31, 2009, the estimated fair value of such financial instruments, except for debt, approximated their carrying value as reflected in our consolidated balance sheets. Based on market conditions, we believe that the fair value of our floating rate debt does not approximate its carrying value as of September 30, 2010 and December 31, 2009 because the applicable margin on our floating rate debt was below the market rates as of these dates. The fair value of our fixed rate debt has been estimated primarily based on quoted market prices. The fair value of our floating rate debt has been estimated based on similar debt transactions that occurred near September 30, 2010 and December 31, 2009. A summary of the fair value and carrying value of our debt as of September 30, 2010 and December 31, 2009 is shown in the table below (in thousands):

	As of September 30, 2010		As of December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Fixed rate debt	$421,600	$459,000	$409,506	$424,000
Floating rate debt	1,549,709	1,508,000	1,851,430	1,739,000

Total debt	$1,971,309	$1,967,000	$2,260,936	$2,163,000

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
In January 2010, the Venezuelan government announced a devaluation of the Venezuelan Bolivar. This devaluation resulted in a translation gain of approximately $12.2 million on the remeasurement of our net liability position in Venezuela and is reflected in other (income) loss, net in the table below for the nine months ended September 30, 2010. The functional currency of our Venezuela subsidiary is the U.S. Dollar and we had more liabilities than assets denominated in Bolivars in Venezuela at the time of the devaluation. The exchange rate used to remeasure our net liabilities changed from 2.15 Bolivars per U.S. Dollar at December 31, 2009 to 4.3 Bolivars per U.S. Dollar in January 2010.
Our loss (recovery) attributable to expropriation for the nine months ended September 30, 2010 includes a benefit of $40.9 million from payments received from PDVSA and its affiliates for the fixed assets for two projects. These payments relate to the recovery of the loss we recognized on the value of the equipment for these projects in the second quarter of 2009.

The table below summarizes the operating results of the discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$384	$976	$964	$68,322
Expenses and selling, general and administrative	696	2,830	2,438	60,913
Loss (recovery) attributable to expropriation	253	2,135	(39,959)	380,026
Other (income) loss, net	(30)	(162)	(12,093)	(4,655)
Provision for (benefit from) income taxes	790	7	2,521	(22,611)

Income (loss) from discontinued operations, net of tax	$(1,325)	$(3,834)	$48,057	$(345,351)

The table below summarizes the balance sheet data for discontinued operations (in thousands):

	September 30,	December 31,
	2010	2009
Cash	$866	$1,841
Accounts receivable	274	177
Political risk insurance receivable	—	50,000
Inventory	599	169
Other current assets	3,175	5,965

Total current assets associated with discontinued operations	4,914	58,152
Property, plant and equipment, net	525	386
Other long-term assets	308	—

Total assets associated with discontinued operations	$5,747	$58,538

Accounts payable	$1,570	$9,543
Accrued liabilities	4,870	12,336
Deferred revenues	769	—

Total current liabilities associated with discontinued operations	7,209	21,879
Other long-term liabilities	12,831	16,667

Total liabilities associated with discontinued operations	$20,040	$38,546

3. INVENTORY
Inventory, net of reserves, consisted of the following amounts (in thousands):

	September 30,	December 31,
	2010	2009
Parts and supplies	$249,512	$284,849
Work in progress	116,979	154,763
Finished goods	46,073	50,370

Inventory, net of reserves	$412,564	$489,982

As of September 30, 2010 and December 31, 2009, we had inventory reserves of $17.8 million and $18.4 million, respectively.

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Compression equipment, facilities and other fleet assets	$4,446,039	$4,355,915
Land and buildings	164,624	174,004
Transportation and shop equipment	215,013	207,035
Other	134,767	125,435

	4,960,443	4,862,389
Accumulated depreciation	(1,686,691)	(1,458,035)

Property, plant and equipment, net	$3,273,752	$3,404,354

5. GOODWILL
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
Our ownership interest and location of each equity method investee at September 30, 2010 is as follows:

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
Summarized combined earnings information for these entities consisted of the following amounts (on a 100% basis, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$—	$681	$—	$8,160
Operating income (loss)	18,841	(103,722)	38,119	(397,955)
Net income (loss)	17,130	(107,910)	37,387	(337,450)

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
Because the assets and operations of our investments in our remaining non-consolidated affiliates have been expropriated, we currently do not expect to have any meaningful equity earnings in non-consolidated affiliates in the future from these investments.
7. DEBT
Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Revolving credit facility due August 2012	$118,266	$68,929
Term loan	695,943	780,000
2007 asset-backed securitization facility notes due July 2012	300,000	570,000
Partnership’s revolving credit facility due October 2011	288,000	285,000
Partnership’s term loan facility due October 2011	117,500	117,500
Partnership’s asset-backed securitization facility notes due July 2013	30,000	30,000
4.75% convertible senior notes due January 2014	143,750	143,750
4.25% convertible senior notes due June 2014 (presented net of the unamortized discount of $77.4 million and $89.5 million, respectively)	277,600	265,469
Other, interest at various rates, collateralized by equipment and other assets	250	288

Long-term debt	$1,971,309	$2,260,936

In June 2009, we issued under our shelf registration statement $355.0 million aggregate principal amount of 4.25% convertible senior notes due June 2014 (the “4.25% Notes”). The 4.25% Notes are convertible upon the occurrence of certain conditions into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. The 4.25% Notes’ intrinsic value did not exceed their principal amount as of September 30, 2010. We may not redeem the notes prior to the maturity date of the notes.
GAAP requires that the liability and equity components of certain convertible debt instruments that may be settled in cash upon conversion be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. Upon issuance of our 4.25% Notes, $97.9 million was recorded as a debt discount and reflected in equity related to the convertible feature of these notes.

The unamortized discount on the 4.25% Notes will be amortized using the effective interest method through June 30, 2014. During the three and nine months ended September 30, 2010, we recognized $3.8 million and $11.3 million, respectively, of interest expense related to the contractual interest coupon. During the three and nine months ended September 30, 2010, we recognized $4.2 million and $12.1 million, respectively, of interest expense related to amortization of the debt discount. The effective interest rate on the debt component of these notes was 11.67% for the three and nine months ended September 30, 2010.
As of September 30, 2010, our senior secured borrowings consisted of our asset-backed securitization facility (the “2007 ABS Facility”), our term loan facility and our revolving credit facility. At September 30, 2010, we had undrawn capacity of $485.5 million and $500.0 million under our revolving credit facility and 2007 ABS Facility, respectively. Our senior secured credit agreement (the “Credit Agreement”) limits our Total Debt to EBITDA ratio (as defined in the Credit Agreement) to not greater than 5.0 to 1.0. Due to this limitation, only $449.1 million of the combined $985.5 million of undrawn capacity under both facilities was available for additional borrowings as of September 30, 2010. Further, as of September 30, 2010, only $174.7 million of the $500.0 million in unfunded commitments under our 2007 ABS Facility was available due to certain covenant limitations under the facility, assuming such facility was fully funded with all eligible contract compression assets available at that time. If our operations within Exterran ABS 2007 LLC (along with its subsidiary, “Exterran ABS”) experience additional reductions in cash flows, the amount available for additional borrowings could be further reduced. If the outstanding borrowings exceed the amount allowed, we would be able to utilize certain cash flows from Exterran ABS’s operations or borrowings under our revolving credit facility, or a combination of both, to reduce the amount of borrowings outstanding under the 2007 ABS Facility to the amount allowed pursuant to the limitations. The 2007 ABS Facility was reduced from an $800 million facility to a $700 million facility in November 2010 concurrently with the closing of the 2010 Partnership Credit Facility (as defined below).
Our bank credit facilities, asset-backed securitization facilities and the agreements governing certain of our other indebtedness include various covenants with which we must comply, including, but not limited to, limitations on incurrence of indebtedness, investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. For example, under our Credit Agreement we must maintain various consolidated financial ratios including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. As of September 30, 2010, we maintained a 4.6 to 1.0 EBITDA to Total Interest Expense ratio, a 3.9 to 1.0 consolidated Total Debt to EBITDA ratio and a 2.9 to 1.0 Senior Secured Debt to EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our credit agreements. In addition, if we experienced a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our credit agreements, this could lead to a default under our credit agreements. A default under one or more of our debt agreements, including a default by the Partnership (as defined below) under its credit facilities, would trigger cross-default provisions under certain of our debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of September 30, 2010, we were in compliance with all financial covenants under our credit agreements.
As of September 30, 2010, our subsidiary, Exterran Partners L.P. (together with its subsidiaries, the “Partnership”), had undrawn capacity of $27.0 million and $120.0 million under its revolving credit facility and asset-backed securitization facility, respectively.
On November 3, 2010, the Partnership and certain of its subsidiaries, as guarantors, and EXLP Operating LLC, as borrower, entered into an amendment and restatement of its senior secured credit agreement (the “2006 Partnership Credit Agreement,” as so amended and restated, the “2010 Partnership Credit Agreement”) to provide for a new five-year, $550 million senior secured credit facility (the “2010 Partnership Credit Facility”) consisting of a $400 million revolving credit facility (the “2010 Revolver”) and a $150 million term loan facility (the “2010 Term Loan”). Concurrent with the execution of the agreement, the Partnership borrowed $304.0 million under the 2010 Revolver and $150.0 million under the 2010 Term Loan and used the proceeds to (i) repay the entire $406.1 million outstanding under the 2006 Partnership Credit Agreement, (ii) repay the entire $30.0 million outstanding under the Partnership’s asset-backed securitization facility and terminate that facility, (iii) pay $14.8 million to terminate the interest rate swap agreements to which the Partnership was a party and (iv) pay customary fees and other expenses relating to the facility. The $14.8 million paid by the Partnership related to the terminated interest rate swaps will be amortized into interest expense over the original term of the swaps. The Partnership incurred transaction costs of approximately $4.0 million related to the 2010 Partnership Credit Agreement. These costs will be included in Intangible and other assets, net and amortized over the respective facility terms.
The Partnership’s 2010 Revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on its leverage ratio, varies (i) in the case of LIBOR loans, from 2.25% to 3.25% or (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the higher of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1.0%. At September 30, 2010, all amounts outstanding under the then existing revolver were LIBOR loans and the applicable margin that would have applied under the new 2010 Revolver was 2.5%. The weighted average interest rate on the outstanding balance of the Partnership’s revolving credit facility at September 30, 2010, excluding the effect of interest rate swaps, was 2.1% and would have been 2.9% under the 2010 Revolver.
The 2010 Term Loan bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on its leverage ratio, varies (i) in the case of LIBOR loans, from 2.5% to 3.5% or (ii) in the case of base rate loans, from 1.5% to 2.5%. At September 30, 2010, all amounts outstanding under the then existing term loan were LIBOR loans and the applicable margin that would have been applied under the new 2010 Term Loan was 2.75%. The weighted average interest rate on the outstanding balance of the Partnership’s term loan at September 30, 2010, excluding the effect of interest rate swaps, was 2.6% and would have been 3.1% under the 2010 Term Loan.
Borrowings under the 2010 Partnership Credit Facility are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Subsidiaries (as defined in the 2010 Partnership Credit Agreement), including all of the membership interests of the Partnership’s U.S. Restricted Subsidiaries (as defined in the 2010 Partnership Credit Agreement). Subject to certain conditions, at the Partnership’s request, and with the approval of the Administrative Agent (as defined in the 2010 Partnership Credit Agreement), the aggregate commitments under the 2010 Partnership Credit Facility may be increased by an additional $150 million.
Like the 2006 Partnership Credit Agreement, the 2010 Partnership Credit Agreement contains various covenants with which the Partnership must comply, including restrictions on the use of proceeds from borrowings and limitations on its ability to incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. It also contains various covenants regarding mandatory prepayments from net cash proceeds of certain future asset transfers or debt issuances. A violation of one or more the Partnership’s covenants would be an event of default under the 2010 Partnership Credit Agreement which would trigger cross-default provisions under certain of our debt agreements. As of September 30, 2010, the Partnership was in compliance with all financial covenants under the 2006 Partnership Credit Agreement, and would have been in compliance with all financial covenants under the 2010 Partnership Credit Agreement had such covenants been in effect on such date.
In connection with the Partnership entering into the 2010 Credit Agreement and the termination of its existing interest rate swaps, the Partnership intends to enter into new interest rate swaps in the near term pursuant to which it will pay fixed payments and receive floating payments on a majority of its floating rate debt. The Partnership intends to designate these interest rate swaps as cash flow hedging instruments of interest payments on its floating rate debt. The term of the interest swaps may be less than the term of the Partnership’s outstanding floating rate debt and its ability to execute these swaps will depend on market conditions.
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
Interest Rate Risk
At September 30, 2010, we were a party to interest rate swaps pursuant to which we pay fixed payments and receive floating payments on a notional value of $1,450.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $1,395.0 million expiring through January 2013 and the remaining interest rate swaps expiring through October 2019. The weighted average effective fixed interest rate payable on our interest rate swaps was 4.1% as of September 30, 2010. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded approximately $17,000 and $0.2 million of interest expense for the three and nine months ended September 30, 2010, respectively, due to the ineffectiveness related to these swaps. We recorded approximately $50,000 and $0.5 million of interest expense for the three and nine months ended September 30, 2009, respectively, due to the ineffectiveness related to these swaps. We estimate that approximately $46.9 million of deferred pre-tax losses attributable to interest rate swaps and that is included in our accumulated other comprehensive loss at September 30, 2010, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.
Foreign Currency Exchange Risk
We operate in approximately 30 countries throughout the world, and a fluctuation in the value of the currencies of these countries relative to the U.S. Dollar could impact our profits from international operations and the value of the net assets of our international operations when reported in U.S. Dollars in our financial statements. From time to time we may enter into foreign currency hedges to reduce our foreign exchange risk associated with cash flows we will receive in a currency other than the functional currency of the local Exterran affiliate that entered into the contract. The impact of foreign currency exchange on our condensed consolidated statements of operations will depend on the amount of our net asset and liability positions exposed to currency fluctuations in future periods.

Foreign currency swaps or forward contacts that meet the hedging requirements or that qualify for hedge accounting treatment are accounted for as cash flow hedges and changes in the fair value are recognized as a component of comprehensive income (loss) to the extent the hedge is effective. The amounts recognized as a component of other comprehensive income (loss) will be reclassified into earnings (loss) in the periods in which the underlying foreign currency exchange transaction is recognized. We estimate that approximately $0.3 million of deferred pre-tax losses attributable to foreign currency swaps and that is included in our accumulated other comprehensive income (loss) at September 30, 2010, will be reclassified into earnings at then-current values during the next twelve months as the underlying hedged transactions occur. At September 30, 2010, the remaining notional amount of our foreign currency hedge that met the requirements for hedge accounting was approximately 15.1 million Kuwaiti Dinars ($52.8 million U.S. Dollars). For foreign currency swaps and forward contracts that do not qualify for hedge accounting treatment, changes in fair value and gains and losses on settlement are included under the same category as the income or loss from the underlying assets, liabilities or anticipated transactions in our condensed consolidated statements of operations.
The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	September 30, 2010
		Fair Value
	Balance Sheet Location	Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Accrued liabilities	$(46,910)
Interest rate hedges	Other long-term liabilities	(37,017)
Foreign currency hedge	Accrued liabilities	(211)

Total derivatives		$(84,138)

	December 31, 2009
		Fair Value
	Balance Sheet Location	Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangibles and other assets	$262
Interest rate hedges	Accrued liabilities	(48,421)
Interest rate hedges	Other long-term liabilities	(35,300)

Total derivatives		$(83,459)

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
			Gain (Loss)			Gain (Loss)
		Location of Gain	Reclassified		Location of Gain	Reclassified
		(Loss)	from		(Loss)	from
	Gain (Loss)	Reclassified from	Accumulated	Gain (Loss)	Reclassified from	Accumulated
	Recognized in	Accumulated	Other	Recognized in	Accumulated	Other
	Other	Other Comprehensive	Comprehensive	Other	Other Comprehensive	Comprehensive
	Comprehensive	Income	Income (Loss)	Comprehensive	Income	Income (Loss)
	Income (Loss) on	(Loss) into Income	into Income	Income (Loss) on	(Loss) into Income	into Income
	Derivatives	(Loss)	(Loss)	Derivatives	(Loss)	(Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(13,560)	Interest expense	$(13,918)	$(42,622)	Interest expense	$(42,377)
Foreign currency hedge	4,040	Fabrication revenue	1,957	(3,808)	Fabrication revenue	(3,519)

Total	$(9,520)		$(11,961)	$(46,430)		$(45,896)

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
			Gain (Loss)			Gain (Loss)
		Location of Gain	Reclassified		Location of Gain	Reclassified
		(Loss)	from		(Loss)	from
	Gain (Loss)	Reclassified from	Accumulated	Gain (Loss)	Reclassified from	Accumulated
	Recognized in	Accumulated	Other	Recognized in	Accumulated	Other
	Other	Other Comprehensive	Comprehensive	Other	Other Comprehensive	Comprehensive
	Comprehensive	Income	Income (Loss)	Comprehensive	Income	Income (Loss)
	Income (Loss) on	(Loss) into Income	into Income	Income (Loss) on	(Loss) into Income	into Income
	Derivatives	(Loss)	(Loss)	Derivatives	(Loss)	(Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(20,334)	Interest expense	$(14,506)	$(34,227)	Interest expense	$(40,090)
Foreign currency hedge	—	Fabrication revenue	(105)	1,255	Fabrication revenue	(329)

Total	$(20,334)		$(14,611)	$(32,972)		$(40,419)

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
The following table summarizes the valuation of our interest rate swaps and impaired assets as of and for the nine months ended September 30, 2010 with pricing levels as of the date of valuation (in thousands):

		Quoted
		Market	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(83,927)	$—	$(83,927)	$—
Foreign currency derivatives asset (liability)	(211)	—	(211)	—
Long-lived asset impairment	555	—	—	555

The following table summarizes the valuation of our interest rate swaps and impaired assets as of and for the nine months ended September 30, 2009 with pricing levels as of the date of valuation (in thousands):

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
10. LONG-LIVED ASSET IMPAIRMENT
As a result of a decline in market conditions in North America during 2010 and 2009, we reviewed the idle compression assets used in our contract operations segments for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. We performed a cash flow analysis of the expected proceeds from the disposition of these units to determine the fair value of the assets. The net book value of these assets exceeded the fair value by $4.7 million and $86.7 million, respectively, for the nine months ended September 30, 2010 and 2009 and was recorded as a long-lived asset impairment.
In the first quarter of 2009, our management approved a plan to close certain fabrication facilities and consolidate our compression fabrication activities (see Note 11). As a result, we reviewed the facilities to be closed for impairment and the net book value of these facilities exceeded the fair value by $5.6 million and was recorded as a long-lived asset impairment.
11. RESTRUCTURING CHARGES
As a result of the reduced level of demand for our products and services, our management approved a plan in March 2009 to close certain facilities to consolidate our compression fabrication activities. These actions were the result of significant fabrication capacity stemming from the 2007 merger that created Exterran and the lack of consolidation of this capacity since that time, as well as the anticipated continuation of weaker global economic and energy industry conditions. The consolidation of those compression fabrication activities was completed in September 2009. The restructuring activities in the first quarter of 2009 included a $5.6 million facility impairment charge that was reflected in our consolidated statement of operations as a long-lived asset impairment (see Note 10). Additionally, we reduced the size of our workforce at our two manufacturing locations in Houston, Texas to support the forecasted level of new fabrication work.
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
The weighted average fair value at date of grant for options granted during the nine months ended September 30, 2010 was $8.71, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Nine Months
Ended
September 30, 2010
Expected life in years	4.5
Risk-free interest rate	2.13%
Volatility	42.94%
Dividend yield	0.00%
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
The following table presents stock option activity for the nine months ended September 30, 2010 (in thousands, except per share data and remaining life in years):

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life	Value
Options outstanding, December 31, 2009	2,833	$33.37
Granted	688	22.77
Exercised	(46)	16.68
Cancelled	(222)	34.00

Options outstanding, September 30, 2010	3,253	$31.31	4.6	$6,389

Options exercisable, September 30, 2010	1,959	$36.58	3.7	$3,294

Intrinsic value is the difference between the market value of our stock and the exercise price of each option multiplied by the number of options outstanding for those options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 was $0.4 million. As of September 30, 2010, $13.8 million of unrecognized compensation cost related to unvested stock options is expected to be recognized over the weighted-average period of 1.8 years.
Restricted Stock and Restricted Stock Units
For grants of restricted stock and restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the date of grant. Common stock subject to restricted stock grants generally vests 33 1/3% on each of the first three anniversaries of the grant date.

The following table presents restricted stock and restricted stock unit activity for the nine months ended September 30, 2010 (in thousands, except per share data):

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Non-vested restricted stock and restricted stock units, December 31, 2009	1,162	$28.15
Granted	809	22.98
Vested	(452)	34.84
Change in expected vesting of performance awards	44	22.75
Cancelled	(104)	26.05

Non-vested restricted stock and restricted stock units, September 30, 2010	1,459	$23.28

As of September 30, 2010, $19.6 million of unrecognized compensation cost related to unvested restricted stock and restricted stock units is expected to be recognized over the weighted-average period of 1.9 years.
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
Employee Stock Purchase Plan
On August 20, 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. A total of 650,000 shares of our common stock have been authorized and reserved for issuance under the ESPP. At September 30, 2010, 292,959 shares remained available for purchase under the ESPP. Our ESPP plan is compensatory and, as a result, we record an expense on our consolidated statements of operations related to the ESPP. Effective July 1, 2009, the purchase discount under the ESPP was reduced from 15% to 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.
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
Partnership Phantom Units
The following table presents phantom unit activity for the nine months ended September 30, 2010:

		Weighted
		Average
		Grant-Date
	Phantom	Fair Value
	Units	per Unit
Phantom units outstanding, December 31, 2009	91,124	$17.06
Granted	35,242	22.79
Vested	(33,373)	18.18
Cancelled	(2,065)	17.26

Phantom units outstanding, September 30, 2010	90,928	$18.85

As of September 30, 2010, $1.2 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 1.9 years.
13. COMMITMENTS AND CONTINGENCIES
We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	September 30, 2010
Performance guarantees through letters of credit(1)	2010 - 2013	$258,508
Standby letters of credit	2010 - 2011	18,624
Commercial letters of credit	2010 - 2011	220
Bid bonds and performance bonds(1)	2010 - 2018	164,521

Maximum potential undiscounted payments		$441,873

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.
As part of our acquisition of Production Operators Corporation in 2001, we may be required to make contingent payments of up to $46 million to the seller, depending on our realization of certain U.S. federal tax benefits through the year 2016. To date, we have not realized any such benefits that would require a payment and we do not anticipate realizing any such benefits that would require a payment before the year 2013.
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
We evaluate the performance of our segments based on gross margin for each segment. Revenues include only sales to external customers. We do not include intersegment sales when we evaluate the performance of our segments. Our chief executive officer does not review balance sheet information by segment.

The following tables present sales and other financial information by industry segment for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	North
	America	International			Reportable
	Contract	Contract	Aftermarket		Segments
Three Months Ended	Operations	Operations	Services	Fabrication	Total
September 30, 2010:
Revenue from external customers	$152,007	$111,879	$82,348	$279,389	$625,623
Gross margin(1)	73,726	64,943	8,631	47,673	194,973
September 30, 2009:
Revenue from external customers	$167,567	$96,420	$75,526	$340,193	$679,706
Gross margin(1)	93,011	58,570	16,166	62,157	229,904

	North
	America	International			Reportable
	Contract	Contract	Aftermarket		Segments
Nine Months Ended	Operations	Operations	Services	Fabrication	Total
September 30, 2010:
Revenue from external customers	$456,682	$352,706	$236,034	$800,331	$1,845,753
Gross margin(1)	232,215	222,042	35,415	125,344	615,016
September 30, 2009:
Revenue from external customers	$540,415	$282,547	$229,561	$1,008,363	$2,060,886
Gross margin(1)	307,734	173,995	48,669	168,052	698,450

(1)	Gross margin, a non-GAAP financial measure, is reconciled to net income (loss) below.
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
The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$(18,356)	$18,768	$15,030	$(569,084)
Selling, general and administrative	88,229	81,600	266,446	253,091
Depreciation and amortization	98,503	87,781	296,466	255,757
Long-lived asset impairment	2,246	—	4,698	92,284
Restructuring charges	—	2,616	—	12,396
Goodwill impairment	—	—	—	150,778
Interest expense	33,050	33,371	98,592	89,268
Equity in loss of non-consolidated affiliates	—	1,011	348	92,695
Other (income) expense, net	(2,941)	(12,768)	(7,609)	(25,563)
Provision for (benefit from) income taxes	(7,083)	13,691	(10,898)	1,477
(Income) loss from discontinued operations, net of tax	1,325	3,834	(48,057)	345,351

Gross margin	$194,973	$229,904	$615,016	$698,450

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
17. TRANSACTIONS RELATED TO THE PARTNERSHIP
In August 2010, we sold to the Partnership contract operations customer service agreements with 43 customers and a fleet of approximately 580 compressor units used to provide compression services under those agreements, comprising approximately 255,000 horsepower, or approximately 6% (by available horsepower) of the combined U.S. contract operations business of the Partnership and us (the “August 2010 Contract Operations Acquisition”). Total consideration for the transaction was approximately $214 million, excluding transaction costs. In connection with this acquisition, the Partnership issued to our wholly-owned subsidiaries approximately 8.2 million common units and approximately 167,000 general partner units.
Also in connection with the closing of the August 2010 Contract Operations Acquisition, we amended our existing omnibus agreement with the Partnership. The amendment, among other things, extended the term of the caps on the Partnership’s obligation to reimburse us for selling, general and administrative costs and operating costs we allocate to the Partnership based on such costs we incur on the Partnership’s behalf for an additional year such that the caps will now terminate on December 31, 2011.
Through our wholly-owned subsidiaries, we own all of the subordinated units of the Partnership. As of June 30, 2010, the Partnership met the requirements under its partnership agreement for early conversion of 25% of these subordinated units into common units. Accordingly, in August 2010, 1,581,250 subordinated units of the Partnership owned by us converted into common units.
On September 13, 2010, we sold, pursuant to a public underwritten offering, 5,290,000 common units representing limited partner interests in the Partnership in a public offering, including 690,000 common units to cover over-allotments. The $109.4 million of net proceeds, excluding transaction costs, received from the sale of the common units was used to repay $54.7 million of borrowings under our revolving credit facility and $54.7 million under our term loan facility. The change in our ownership interest of the Partnership from the sale of the common units resulted in adjustments to noncontrolling interest, accumulated other comprehensive loss and additional paid-in capital to reflect our new ownership percentage in the Partnership. As a result of this transaction, public ownership interest in the partnership increased. As of September 30, 2010, public unitholders held a 42% ownership interest in the Partnership and we owned the remaining equity interest, including the general partner interest and all incentive distribution rights.
The table below presents the effects of changes from net income attributable to Exterran stockholders and changes in our ownership interest of the Partnership on our equity attributable to Exterran’s stockholders (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Net income attributable to Exterran stockholders	$16,203	$(571,992)
Increase in Exterran stockholders’ additional paid in capital for sale of Partnership units	41,111	—

Change from net income attributable to Exterran stockholders and transfers to the noncontrolling interest	$57,314	$(571,992)

18. CONSOLIDATING FINANCIAL STATEMENTS
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

Condensed Consolidating Balance Sheet
September 30, 2010

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
			(in thousands)
ASSETS

Current assets	$934	$3,743	$1,261,359	$(4,712)	$1,261,324
Current assets associated with discontinued operations	—	—	4,914	—	4,914

Total current assets	934	3,743	1,266,273	(4,712)	1,266,238

Property, plant and equipment, net	—	—	3,273,752	—	3,273,752
Goodwill, net	—	—	196,101	—	196,101
Investments in affiliates	2,149,434	2,438,582	—	(4,588,016)	—
Intangible and other assets	903,822	752,700	257,508	(1,646,022)	268,008
Long-term assets associated with discontinued operations	—	—	833	—	833

Total long-term assets	3,053,256	3,191,282	3,728,194	(6,234,038)	3,738,694

Total assets	$3,054,190	$3,195,025	$4,994,467	$(6,238,750)	$5,004,932

LIABILITIES AND EQUITY

Current liabilities	$23,576	$6,599	$709,116	$(8,901)	$730,390
Current liabilities associated with discontinued operations	—	—	7,209	—	7,209

Total current liabilities	23,576	6,599	716,325	(8,901)	737,599

Long-term debt	1,091,809	143,750	735,750	—	1,971,309
Intercompany payables	—	895,242	711,992	(1,607,234)	—
Other long-term liabilities	17,763	—	378,987	(34,599)	362,151
Long-term liabilities associated with discontinued operations	—	—	12,831	—	12,831

Total liabilities	1,133,148	1,045,591	2,555,885	(1,650,734)	3,083,890

Total equity	1,921,042	2,149,434	2,438,582	(4,588,016)	1,921,042

Total liabilities and equity	$3,054,190	$3,195,025	$4,994,467	$(6,238,750)	$5,004,932

Condensed Consolidating Balance Sheet
December 31, 2009

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
			(in thousands)
ASSETS

Current assets	$1,443	$3,950	$1,360,994	$(5,378)	$1,361,009
Current assets associated with discontinued operations	—	—	58,152	—	58,152

Total current assets	1,443	3,950	1,419,146	(5,378)	1,419,161

Property, plant and equipment, net	—	—	3,404,354	—	3,404,354
Goodwill, net	—	—	195,164	—	195,164
Investments in affiliates	2,012,809	2,164,402	—	(4,177,211)	—
Intangible and other assets	944,087	922,712	257,103	(1,850,019)	273,883
Long-term assets associated with discontinued operations	—	—	386	—	386

Total long-term assets	2,956,896	3,087,114	3,857,007	(6,027,230)	3,873,787

Total assets	$2,958,339	$3,091,064	$5,276,153	$(6,032,608)	$5,292,948

LIABILITIES AND EQUITY

Current liabilities	$18,808	$4,541	$797,162	$(5,357)	$815,154
Current liabilities associated with discontinued operations	—	—	21,879	—	21,879

Total current liabilities	18,808	4,541	819,041	(5,357)	837,033

Long-term debt	1,114,398	143,750	1,002,788	—	2,260,936
Intercompany payables	—	929,964	881,714	(1,811,678)	—
Other long-term liabilities	8,274	—	391,541	(38,362)	361,453
Long-term liabilities associated with discontinued operations	—	—	16,667	—	16,667

Total liabilities	1,141,480	1,078,255	3,111,751	(1,855,397)	3,476,089

Total equity	1,816,859	2,012,809	2,164,402	(4,177,211)	1,816,859

Total liabilities and equity	$2,958,339	$3,091,064	$5,276,153	$(6,032,608)	$5,292,948

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2010

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
			(in thousands)
Revenues	$—	$—	$625,623	$—	$625,623

Costs of sales (excluding depreciation and amortization expense)	—	—	430,650	—	430,650
Selling, general and administrative	—	—	88,229	—	88,229
Depreciation and amortization	—	—	98,503	—	98,503
Long-lived asset impairment	—	—	2,246	—	2,246
Interest expense	19,323	1,707	12,020	—	33,050
Other (income) expense:
Intercompany charges, net	(20,611)	3,070	17,541	—	—
Equity in (income) loss of affiliates	18,854	15,776	—	(34,630)	—
Other, net	30	—	(2,971)	—	(2,941)

Loss before income taxes	(17,596)	(20,553)	(20,595)	34,630	(24,114)
Provision for (benefit) from income taxes	389	(1,699)	(5,773)	—	(7,083)

Loss from continuing operations	(17,985)	(18,854)	(14,822)	34,630	(17,031)
Income from discontinued operations, net of tax	—	—	(1,325)	—	(1,325)

Net loss	(17,985)	(18,854)	(16,147)	34,630	(18,356)
Less: Net loss attributable to the noncontrolling interest	—	—	371	—	371

Net loss attributable to Exterran stockholders	$(17,985)	$(18,854)	$(15,776)	$34,630	$(17,985)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2009

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
			(in thousands)
Revenues	$—	$—	$679,706	$—	$679,706

Costs of sales (excluding depreciation and amortization expense)	—	—	449,802	—	449,802
Selling, general and administrative	—	—	81,600	—	81,600
Depreciation and amortization	—	—	87,781	—	87,781
Interest expense	15,319	1,749	16,303	—	33,371
Other (income) expense:
Intercompany charges, net	(3,021)	(1,049)	4,070	—	—
Equity in (income) loss of affiliates	(26,259)	(26,699)	1,011	52,958	1,011
Other, net	10	—	(10,162)	—	(10,152)

Income (loss) before income taxes	13,951	25,999	49,301	(52,958)	36,293
Provision for (benefit from) income taxes	(4,241)	(260)	18,192	—	13,691

Income from continuing operations	18,192	26,259	31,109	(52,958)	22,602
Loss from discontinued operations, net of tax	—	—	(3,834)	—	(3,834)

Net income	18,192	26,259	27,275	(52,958)	18,768
Less: Net income attributable to the noncontrolling interest	—	—	(576)	—	(576)

Net income attributable to Exterran stockholders	$18,192	$26,259	$26,699	$(52,958)	$18,192

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2010

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
			(in thousands)
Revenues	$—	$—	$1,845,753	$—	$1,845,753

Costs of sales (excluding depreciation and amortization expense)	—	—	1,230,737	—	1,230,737
Selling, general and administrative	—	—	266,446	—	266,446
Depreciation and amortization	—	—	296,466	—	296,466
Long-lived asset impairment	—	—	4,698	—	4,698
Interest expense	53,392	5,121	40,079	—	98,592
Other (income) expense:
Intercompany charges, net	(27,776)	780	26,996	—	—
Equity in (income) loss of affiliates	(32,783)	(36,538)	348	69,321	348
Other, net	30	—	(7,639)	—	(7,609)

Income (loss) before income taxes	7,137	30,637	(12,378)	(69,321)	(43,925)
Provision for (benefit from) income taxes	(9,066)	(2,146)	314	—	(10,898)

Income (loss) from continuing operations	16,203	32,783	(12,692)	(69,321)	(33,027)
Income from discontinued operations, net of tax	—	—	48,057	—	48,057

Net income	16,203	32,783	35,365	(69,321)	15,030
Less: Net loss attributable to the noncontrolling interest	—	—	1,173	—	1,173

Net income attributable to Exterran stockholders	$16,203	$32,783	$36,538	$(69,321)	$16,203

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2009

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
			(in thousands)
Revenues	$—	$—	$2,060,886	$—	$2,060,886

Costs of sales (excluding depreciation and amortization expense)	—	—	1,362,436	—	1,362,436
Selling, general and administrative	—	—	253,091	—	253,091
Depreciation and amortization	—	—	255,757	—	255,757
Long-lived asset impairment	—	—	92,284	—	92,284
Interest expense	35,150	5,107	49,011	—	89,268
Other (income) expense:
Intercompany charges, net	(11,785)	(2,610)	14,395	—	—
Equity in (income) loss of affiliates	556,586	555,006	92,695	(1,111,592)	92,695
Other, net	30	—	137,581	—	137,611

Loss before income taxes	(579,981)	(557,503)	(196,364)	1,111,592	(222,256)
Provision for (benefit from) income taxes	(7,989)	(917)	10,383	—	1,477

Loss from continuing operations	(571,992)	(556,586)	(206,747)	1,111,592	(223,733)
Loss from discontinued operations, net of tax	—	—	(345,351)	—	(345,351)

Net loss	(571,992)	(556,586)	(552,098)	1,111,592	(569,084)
Less: Net income attributable to the noncontrolling interest	—	—	(2,908)	—	(2,908)

Net loss attributable to Exterran stockholders	$(571,992)	$(556,586)	$(555,006)	$1,111,592	$(571,992)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2010

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
			(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(3,507)	$(4,317)	$259,861	$—	$252,037
Net cash used in discontinued operations	—	—	(3,880)	—	(3,880)

Net cash provided by (used in) operating activities	(3,507)	(4,317)	255,981	—	248,157

Cash flows from investing activities:
Capital expenditures	—	—	(168,462)	—	(168,462)
Proceeds from sale of property, plant and equipment	—	—	25,500	—	25,500
Decrease in restricted cash	—	—	7,436	—	7,436
Net proceeds from the sale of Partnership units	—	—	109,365	—	109,365
Investment in consolidated subsidiaries	279,979	(275,662)	(348)	(4,317)	(348)

Net cash provided by (used in) continuing operations	279,979	(275,662)	(26,509)	(4,317)	(26,509)
Net cash provided by discontinued operations	—	—	89,509	—	89,509

Net cash provided by (used in) investing activities	279,979	(275,662)	63,000	(4,317)	63,000

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	856,328	—	—	—	856,328
Repayments of long-term debt	(1,158,083)	—	—	—	(1,158,083)
Proceeds from stock options exercised	768	—	—	—	768
Proceeds from stock issued pursuant to our employee stock purchase plan	1,874	—	—	—	1,874
Purchases of treasury stock	(2,010)	—	—	—	(2,010)
Stock-based compensation excess tax benefit	—	—	1,157	—	1,157
Distribution to noncontrolling partners in the Partnership	—	—	(11,631)	—	(11,631)
Capital contribution (distribution), net	(8,634)	279,979	(275,662)	4,317	—
Borrowings (repayments) between subsidiaries, net	33,351	—	(33,351)	—	—

Net cash provided by (used in) financing activities	(276,406)	279,979	(319,487)	4,317	(311,597)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,938)	—	(1,938)

Net increase (decrease) in cash and cash equivalents	66	—	(2,444)	—	(2,378)
Cash and cash equivalents at beginning of year	48	—	83,697	—	83,745

Cash and cash equivalents at end of year	$114	$—	$81,253	$—	$81,367

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009

		Subsidiary	Other
	Parent	Issuer	Subsidiaries	Eliminations	Consolidation
			(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(14,632)	$(959)	$339,277	$—	$323,686
Net cash provided by discontinued operations	—	—	829	—	829

Net cash provided by (used in) operating activities	(14,632)	(959)	340,106	—	324,515

Cash flows from investing activities:
Capital expenditures	—	—	(303,560)	—	(303,560)
Proceeds from sale of property, plant and equipment	—	—	17,510	—	17,510
Proceeds from sale of business	—	—	5,642	—	5,642
Decrease in restricted cash	—	—	2,602	—	2,602
Investment in consolidated subsidiaries	330,459	(329,500)	(1,578)	(959)	(1,578)

Net cash provided by (used in) continuing operations	330,459	(329,500)	(279,384)	(959)	(279,384)
Net cash used in discontinued operations	—	—	(829)	—	(829)

Net cash provided by (used in) investing activities	330,459	(329,500)	(280,213)	(959)	(280,213)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	319,000	—	373,750	—	692,750
Repayments of long-term debt	(548,091)	—	(178,037)	—	(726,128)
Payments for debt issuance costs	(10,600)	—	—	—	(10,600)
Proceeds from warrants sold	—	—	53,138	—	53,138
Payments for call options	—	—	(89,408)	—	(89,408)
Proceeds from stock issued pursuant to our employee stock purchase plan	3,180	—	—	—	3,180
Purchases of treasury stock	(1,019)	—	—	—	(1,019)
Stock-based compensation excess tax benefit	—	—	89	—	89
Distribution to noncontrolling partners in the Partnership	—	—	(11,589)	—	(11,589)
Capital contribution (distribution), net	(1,918)	330,459	(329,500)	959	—
Borrowings (repayments) between subsidiaries, net	(76,513)	—	76,513	—	—

Net cash provided by (used in) financing activities	(315,961)	330,459	(105,044)	959	(89,587)

Effect of exchange rate changes on cash and cash equivalents	—	—	7,573	—	7,573

Net decrease in cash and cash equivalents	(134)	—	(37,578)	—	(37,712)
Cash and cash equivalents at beginning of year	163	—	123,743	—	123,906

Cash and cash equivalents at end of year	$29	$—	$86,165	$—	$86,194

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
GENERAL
Exterran Holdings, Inc., together with its subsidiaries (“we” or “Exterran”), is a global market leader in the full service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, fabrication and aftermarket services. In our contract operations business line, we own a fleet of natural gas compression equipment and crude oil and natural gas production and processing equipment that we utilize to provide operations services to our customers. In our fabrication business line, we fabricate and sell equipment similar to the equipment that we own and utilize to provide contract operations to our customers. We also fabricate the equipment utilized in our contract operations services. In addition, our fabrication business line provides engineering, procurement and construction services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the construction of tank farms and the construction of evaporators and brine heaters for desalination plants. In our Total Solutions projects, which we offer to our customers on a contract operations or on a sale basis, we provide the engineering, design, project management, procurement and construction services necessary to incorporate our products into complete production, processing and compression facilities. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, processing, treating and other equipment.

Exterran Partners, L.P.
We are the indirect majority owner of the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of September 30, 2010, public unitholders held a 42% ownership interest in the Partnership and we owned the remaining equity interest, including the general partner interest and all incentive distribution rights. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional interests in the Partnership. As of September 30, 2010, the Partnership had a fleet of approximately 4,236 compressor units comprising approximately 1,655,000 horsepower, or 40% (by available horsepower) of our and the Partnership’s combined total U.S. horsepower.
In August 2010, the Partnership acquired from us contract operations customer service agreements with 43 customers and a fleet of approximately 580 compressor units used to provide compression services under those agreements, comprising approximately 255,000 horsepower, or approximately 6% (by available horsepower) of the combined U.S. contract operations business of the Partnership and us (the “August 2010 Contract Operations Acquisition”). Total consideration for the transaction was approximately $214 million, excluding transaction costs. In connection with this acquisition, the Partnership issued to our wholly-owned subsidiaries approximately 8.2 million common units and approximately 167,000 general partner units.
Also in connection with the closing of the August 2010 Contract Operations Acquisition, we amended our existing omnibus agreement with the Partnership. The amendment, among other things, extended the term of the caps on the Partnership’s obligation to reimburse us for selling, general and administrative costs and operating costs we allocate to the Partnership based on such costs we incur on the Partnership’s behalf for an additional year such that the caps will now terminate on December 31, 2011.
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
Natural Gas Consumption and Production. Natural gas consumption in the U.S. for the twelve months ended July 31, 2010 increased by approximately 4% over the twelve months ended July 31, 2009. Total U.S. natural gas consumption is projected by the U.S. Energy Information Administration (“EIA”) to increase by 4.6% in 2010 and 0.1% in 2011, and is expected to increase by an average of 0.7% per year thereafter until 2035. Natural gas consumption worldwide is projected to increase by 1.4% per year until 2035, according to the EIA.
Natural gas marketed production in the U.S. for the twelve months ended July 31, 2010 increased by approximately 3% over the twelve months ended July 31, 2009. In 2008, the U.S. accounted for an estimated annual production of approximately 21 trillion cubic feet of natural gas, or 18% of the worldwide total of approximately 116 trillion cubic feet. The EIA estimates that the U.S.’s natural gas production level will be approximately 23 trillion cubic feet in 2035, or 15% of the worldwide total of approximately 155 trillion cubic feet.
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
During 2010, we began to see an increase in overall natural gas activity and an increase in customer activity in our contract operations and fabrication business segments in the North America market. Despite this increase in activity, our total operating horsepower in North America decreased by approximately 1% in the nine months ended September 30, 2010; however, our total operating horsepower in North America increased by approximately 11,000 in the three months ended September 30, 2010. We believe that due to uncertainty around natural gas supply and demand and natural gas prices, along with the current available supply of idle and underutilized compression equipment owned by our customers and competitors, we may not be able to significantly improve our North America contract operations horsepower utilization and pricing and, therefore, revenues in the near term. We believe there will continue to be demand for our contract operations and Total Solutions projects in international markets, and we expect to have opportunities to grow our international business through our contract operations, aftermarket services and fabrication business segments over the long-term.
As industry capital spending declined in 2009 and 2010, our fabrication business segment experienced a reduction in demand. This decline in demand for our fabrication products led to a reduction in our fabrication backlog and revenue for the nine months ended September 30, 2010. The compression fabrication market has become more competitive which has reduced our margins recently as compared to prior years, principally in the North American market.
Our level of capital spending depends on our forecast for the demand for our products and services and the equipment we require to render services to our customers. Although we are not able to predict the final impact of the current market and industry conditions on our business, our level of incremental capital investment in our contract operations fleet assets has declined and, based on current market conditions, we expect that net cash provided by operating activities will exceed our requirements to finance our capital expenditures and scheduled debt repayments through December 31, 2010.
We have credit facilities that mature in the next few years that we expect to refinance over time and prior to their maturity date. We cannot predict the potential terms of any new or revised debt facilities; however, based on current market conditions, we expect that the interest rate under any replacement facility would be higher than in the current facility and therefore would lead to higher interest expense in future periods. For example, on November 3, 2010, the Partnership entered into an amendment and restatement of its senior secured credit facility that resulted in an increase in the interest rates on its debt. See “— Liquidity and Capital Resources” for additional information about this refinancing.
In August 2010, the Partnership acquired from us additional contract operations customer service agreements with 43 customers and a fleet of approximately 580 compressor units used to provide compression services under those agreements. We intend to continue to contribute over time additional U.S. contract operations customer contracts and equipment to the Partnership in exchange for cash, the Partnership’s assumption of our debt and/or our receipt of additional interests in the Partnership. Such transactions would depend on, among other things, market and economic conditions, our ability to reach agreement with the Partnership regarding the terms of any purchase and the availability to the Partnership of debt and equity capital on reasonable terms.
Financial Highlights
Financial highlights for the three and nine months ended September 30, 2010, as compared to the prior year periods, which are discussed in greater detail below in “Financial Results of Operations,” were as follows:
•	Revenue for the three months ended September 30, 2010 was $625.6 million compared to $679.7 million for the prior year period. Revenue for the nine months ended September 30, 2010 was $1,845.8 million compared to $2,060.9 million for the prior year period.

•	Net loss attributable to Exterran stockholders for the three months ended September 30, 2010 was $18.0 million, compared to net income attributable to Exterran stockholders of $18.2 million for the three months ended September 30, 2009. Net income attributable to Exterran stockholders for the nine months ended September 30, 2010 was $16.2 million, compared to net loss attributable to Exterran stockholders of $572.0 million for the nine months ended September 30, 2009.

The following table summarizes charges recorded during the three and nine months ended September 30, 2010, as compared to the prior year periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Goodwill impairment	$—	$—	$—	$150,778
Long-lived asset impairment	2,246	—	4,698	92,284
Restructuring charges	—	2,616	—	12,396
Investments in non-consolidated affiliates impairment (in Equity in loss of non-consolidated affiliates)	—	1,011	348	98,134
Loss (recovery) attributable to expropriation (in Income (loss) from discontinued operations, net of tax)	253	2,135	(39,959)	380,026

Total	$2,499	$5,762	$(34,913)	$733,618

Operating Highlights
As discussed in Note 2 to the Financial Statements of this report, the results from continuing operations for all periods presented exclude the results of our Venezuela international contract operations and aftermarket services businesses. Those results are now reflected in discontinued operations for all periods presented.
The following tables summarize our total available horsepower, total operating horsepower, horsepower utilization percentages and fabrication backlog.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Horsepower in thousands)
Total Available Horsepower (at period end):
North America	4,272	4,339	4,272	4,339
International	1,281	1,220	1,281	1,220

Total	5,553	5,559	5,553	5,559

Total Operating Horsepower (at period end):
North America	2,827	2,983	2,827	2,983
International	1,020	1,015	1,020	1,015

Total	3,847	3,998	3,847	3,998

Total Operating Horsepower (average):
North America	2,822	3,052	2,833	3,216
International	1,032	1,025	1,031	1,036

Total	3,854	4,077	3,864	4,252

Horsepower Utilization (at period end):
North America	66%	69%	66%	69%
International	80%	83%	80%	83%
Total	69%	72%	69%	72%

	September 30, 2010	December 31, 2009	September 30, 2009
		(In millions)
Compressor and Accessory Fabrication Backlog	$229.5	$296.9	$211.0
Production and Processing Equipment Fabrication Backlog	461.4	515.6	570.8

Fabrication Backlog	$690.9	$812.5	$781.8

FINANCIAL RESULTS OF OPERATIONS
As discussed in Note 2 to the Financial Statements of this report, the results from continuing operations for all periods presented exclude the results of our Venezuela international contract operations and aftermarket services businesses. Those results are now reflected in discontinued operations for all periods presented.

THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009
Summary of Business Segment Results
North America Contract Operations
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2010	2009	(Decrease)
Revenue	$152,007	$167,567	(9)%
Cost of sales (excluding depreciation and amortization expense)	78,281	74,556	5%

Gross margin	$73,726	$93,011	(21)%
Gross margin percentage	49%	56%	(7)%
The decrease in revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) was primarily due to an 8% decrease in average operating horsepower and a 2% reduction in our revenue per average operating horsepower in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure in Note 15 to the Financial Statements. The decrease in average operating horsepower and pricing was due to the continued challenging market conditions in the North America natural gas energy industry. The decrease in gross margin and gross margin percentage was also due to an increase in our field operating expenses, the primary driver of which were costs to make idle units ready to be placed back into operation.
International Contract Operations
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2010	2009	(Decrease)
Revenue	$111,879	$96,420	16%
Cost of sales (excluding depreciation and amortization expense)	46,936	37,850	24%

Gross margin	$64,943	$58,570	11%
Gross margin percentage	58%	61%	(3)%
The increase in revenue and gross margin in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to a $14.6 million increase in revenues due to the start-up of new projects in Indonesia and Brazil. The decrease in gross margin percentage in the three months ended September 30, 2010 compared to the same period in the prior year was primarily due to reduced margins in Brazil and Argentina due to the termination of a high margin project in June 2010 in Brazil and higher operating costs, primarily caused by inflation and increased compensation costs.
Aftermarket Services
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2010	2009	(Decrease)
Revenue	$82,348	$75,526	9%
Cost of sales (excluding depreciation and amortization expense)	73,717	59,360	24%

Gross margin	$8,631	$16,166	(47)%
Gross margin percentage	10%	21%	(11)%
The increase in revenue and cost of sales was primarily due to an increase in North America sales of approximately $5.5 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease in gross margin and gross margin percentage in the three months ended September 30, 2010 compared to the same period in the prior year was primarily due to changes in market conditions that have led to a more competitive pricing environment. The decrease in gross margin and gross margin percentage was also caused by a high margin $5.1 million sale during the three months ended September 30, 2009 that did not repeat in the current period.
Fabrication
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2010	2009	(Decrease)
Revenue	$279,389	$340,193	(18)%
Cost of sales (excluding depreciation and amortization expense)	231,716	278,036	(17)%

Gross margin	$47,673	$62,157	(23)%
Gross margin percentage	17%	18%	(1)%
The decrease in revenue, cost of sales and gross margin in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to a $54.4 million revenue decline in North America resulting from a reduction in new bookings in late 2009 and early 2010 caused by weaker market conditions.
Costs and Expenses
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2010	2009	(Decrease)
Selling, general and administrative	$88,229	$81,600	8%
Depreciation and amortization	98,503	87,781	12%
Long-lived asset impairment	2,246	—	n/a
Restructuring charges	—	2,616	(100)%
Interest expense	33,050	33,371	(1)%
Equity in loss of non-consolidated affiliates	—	1,011	n/a
Other (income) expense, net	(2,941)	(12,768)	(77)%
The increase in selling, general and administrative (“SG&A”) expense during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to a $6.5 million increase in compensation costs. As a percentage of revenue, SG&A expense for the three month periods ended September 30, 2010 and 2009 was 14% and 12%, respectively. The increase in SG&A expense as a percentage of revenue was due to the reduction in revenues in our North America contract operations and fabrication businesses without a corresponding decrease in SG&A expense during the three months ended September 30, 2010 as compared to the same period in the prior year.
The increase in depreciation and amortization expense during the three months ended September 30, 2010 compared to the same period in the prior year was primarily due to property, plant and equipment for international contract operations projects in Brazil and Indonesia.
Long-lived asset impairments of $2.2 million in the three months ended September 30, 2010 resulted from impairments that were recorded on idle compression units. These impairments were recorded on 37 compression units representing approximately 7,100 horsepower. See Note 10 to the Financial Statements for further discussion of the long-lived asset impairments.
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
Interest expense was relatively flat for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The weighted average effective interest rate on our debt, including the impact of interest rate swaps, increased to 6.4% for the three months ended September 30, 2010 from 5.3% for the three months ended September 30, 2009. This increase was significantly offset by a lower average debt balance during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.
The decrease in other (income) expense, net, was primarily due to a reduction in foreign currency gains. Foreign currency gain was $1.5 million for the three months ended September 30, 2010 compared to a gain of $12.2 million for the three months ended September 30, 2009. Our foreign currency gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates. The foreign currency gain for the three months ended September 30, 2009 was primarily caused by changes in the translation rates between the U.S. Dollar and the Euro, Brazilian Real and Argentine Peso. Other (income) expense, net, was also impacted by $1.9 million of importation penalties in Brazil for the three months ended September 30, 2010 and a $2.2 million increase in gains on asset sales in the three months ended September 30, 2010 compared to the same period in the prior year.
Income Taxes
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2010	2009	(Decrease)
Provision for (benefit from) income taxes	$(7,083)	$13,691	(152)%
Effective tax rate	29.4%	37.7%	(8.3)%
The decrease in our effective tax rate was primarily due to increased losses in low-tax or no tax jurisdictions for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.
Discontinued Operations
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2010	2009	(Decrease)
Loss from discontinued operations, net of tax	$(1,325)	$(3,834)	(65)%
The loss from discontinued operations, net of tax for the three months ended September 30, 2010 and 2009 related to our operations in Venezuela that were expropriated in June 2009. As discussed in Note 2 to the Financial Statements, on June 2, 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela. As of June 30, 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela.
THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009
Summary of Business Segment Results
North America Contract Operations
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2010	2009	(Decrease)
Revenue	$456,682	$540,415	(15)%
Cost of sales (excluding depreciation and amortization expense)	224,467	232,681	(4)%

Gross margin	$232,215	$307,734	(25)%
Gross margin percentage	51%	57%	(6)%
The decrease in revenue, cost of sales and gross margin was primarily due to a 12% decrease in average operating horsepower and a 4% reduction in our revenue per average operating horsepower in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease in average operating horsepower and pricing was due to the continued challenging market conditions in the North America natural gas energy industry. The decrease in gross margin and gross margin percentage was also due to an increase in our field operating expenses.
International Contract Operations
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2010	2009	(Decrease)
Revenue	$352,706	$282,547	25%
Cost of sales (excluding depreciation and amortization expense)	130,664	108,552	20%

Gross margin	$222,042	$173,995	28%
Gross margin percentage	63%	62%	1%
The increase in revenue and gross margin in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily the result of a $48.4 million increase in revenue due to the start-up of new projects in Indonesia and Brazil and a $13.0 million increase in revenues in Brazil due to the early termination of a project. The increase in gross margin percentage in the nine months ended September 30, 2010 compared to the same period in the prior year was primarily due to $13.0 million of revenue with little incremental cost from the early termination of the project in Brazil. This increase was partially offset by lower margins in Brazil (excluding the impact of the project terminated early) and Argentina due to higher operating costs, primarily caused by inflation and increased compensation costs.
Aftermarket Services
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2010	2009	(Decrease)
Revenue	$236,034	$229,561	3%
Cost of sales (excluding depreciation and amortization expense)	200,619	180,892	11%

Gross margin	$35,415	$48,669	(27)%
Gross margin percentage	15%	21%	(6)%
The increase in revenue in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to a $19.5 million increase in international sales that was partially offset by a $14.3 million decrease in North America sales for the same period. Nigeria and Brazil accounted for approximately $4.7 million and $4.3 million, respectively, of the increase in international sales in the nine months ended September 30, 2010. The decrease in North America sales and the decrease in overall gross margin percentage in the nine months ended September 30, 2010 compared to the same period in the prior year was primarily due to changes in market conditions that have led to a more competitive environment.
Fabrication
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2010	2009	(Decrease)
Revenue	$800,331	$1,008,363	(21)%
Cost of sales (excluding depreciation and amortization expense)	674,987	840,311	(20)%

Gross margin	$125,344	$168,052	(25)%
Gross margin percentage	16%	17%	(1)%
The decrease in revenue in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to a $213.0 million reduction in compressor and accessory fabrication product line revenue in North America and Latin America and a $179.3 million reduction in critical process equipment, desalination equipment and tank farms revenue by our Belleli subsidiary, partially offset by a $138.7 million increase in compressor and accessory fabrication product line revenue in the Eastern Hemisphere and a $41.5 million increase in installation revenue in the Eastern Hemisphere. The net decrease in fabrication revenue was due to a reduction in new bookings caused by weaker market conditions. Although gross margin percentage was relatively stable, gross margin in dollar terms declined as a result of the reduction in revenues.
Costs and Expenses
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2010	2009	(Decrease)
Selling, general and administrative	$266,446	$253,091	5%
Depreciation and amortization	296,466	255,757	16%
Long-lived asset impairment	4,698	92,284	(95)%
Restructuring charges	—	12,396	(100)%
Goodwill impairment	—	150,778	(100)%
Interest expense	98,592	89,268	10%
Equity in loss of non-consolidated affiliates	348	92,695	(100)%
Other (income) expense, net	(7,609)	(25,563)	(70)%
The increase in SG&A expense during the nine months ended September 30, 2010 was primarily due to an increase in business in our international contract operations and international aftermarket services business. As a percentage of revenue, SG&A expense for the nine month periods ended September 30, 2010 and 2009 was 14% and 12%, respectively. The increase in SG&A expense as a percentage of revenue was due to the reduction in revenues in our North America contract operations and fabrication businesses without a corresponding decrease in SG&A expense during the nine months ended September 30, 2010 compared to the same period in the prior year.
The increase in depreciation and amortization expense during the nine months ended September 30, 2010 compared to the same period in the prior year was primarily due to property, plant and equipment additions for new international contract operations projects in Brazil and Indonesia and accelerated depreciation of installation costs of $11.6 million on a project in Brazil that was terminated early.
Long-lived asset impairments in the nine months ended September 30, 2010 were $4.7 million and resulted from impairments that were recorded on idle compression units. Long-lived asset impairments of $86.7 million in the nine months ended September 30, 2009 resulted from a decline in overall market conditions. These impairments were recorded on 1,156 idle compression units representing approximately 251,500 horsepower. In addition, during the nine months ended September 30, 2009 we recorded a $5.6 million facility impairment. See Note 10 to the Financial Statements for further discussion of the long-lived asset impairments.
Restructuring charges were $12.4 million for the nine months ended September 30, 2009. These expenses were due to our efforts to adjust our costs to our forecasted business activity levels and included severance, retention and employee benefit costs and other facility closure and moving costs resulting from our decision to close and consolidate certain of our fabrication facilities. See Note 11 to the Financial Statements for further discussion of the restructuring charges.
We recorded a goodwill impairment charge of $150.8 million in the second quarter of 2009 related to our international contract operations segment. See Note 5 to the Financial Statements for further discussion of this charge.
The increase in interest expense during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to an increase in the weighted average effective interest rate on our debt, including the impact of interest rate swaps, to 6.2% for the nine months ended September 30, 2010 from 4.6% for the nine months ended September 30, 2009. The increase in our weighted average effective interest rate is primarily due to the 11.67% effective interest rate on our 4.25% convertible senior notes issued in June 2009 and due 2014 (the “4.25% Notes”), which was higher than the rate of the debt it replaced. This increase was partially offset by a lower average debt balance during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
Equity in loss of non-consolidated affiliates for the nine months ended September 30, 2009 related to the impairment recorded in the first quarter of 2009 caused by a loss in fair value of our investments in non-consolidated affiliates in Venezuela that was not temporary. We currently do not expect to have any meaningful equity earnings in non-consolidated affiliates in the future from these investments. Our non-consolidated affiliates are expected to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investments treaties and customary international law, which could result in us recording a gain on our investment in future periods. However, we are unable to predict what compensation we ultimately will receive. See Note 6 to the Financial Statements for further discussion of our investments in non-consolidated affiliates.
The decrease in other (income) expense, net, was primarily due to a reduction in foreign currency gains. Foreign currency gain was $1.0 million for the nine months ended September 30, 2010 compared to a gain of $13.1 million for the nine months ended September 30, 2009. Our foreign currency gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates. The foreign currency gain for the nine months ended September 30, 2009 was primarily caused by changes in the translation rates between the U.S. Dollar and the Brazilian Real and Argentine Peso. The change in other (income) expense, net was also impacted by $4.9 million of importation penalties in Brazil for the nine months ended September 30, 2010 and a $5.0 million decrease in gains on asset sales in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
Income Taxes
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2010	2009	(Decrease)
Provision for (benefit from) income taxes	$(10,898)	$1,477	(838)%
Effective tax rate	24.8%	(0.7)%	25.5%
Our effective tax rate has been impacted by several factors that have led to an increase in the effective tax rate in the nine months ended September 2010 as compared to the same period a year earlier. During the nine months ended September 30, 2009, our effective tax rate was impacted by the $98.1 million impairment reflected in equity in loss of non-consolidated affiliates and the $150.8 million goodwill impairment, which together reported only an $8.4 million tax benefit. The rate was further increased due to a $3.9 million net tax benefit recorded on the sale of loans and interest in an entity related to a project in Nigeria for the nine months ended September 30, 2010. These transactions that increased our effective tax rate were partially offset by the impact of larger pre-tax losses in low-tax or no tax jurisdictions in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
Discontinued Operations
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2010	2009	(Decrease)
Income (loss) from discontinued operations, net of tax	$48,057	$(345,351)	114%
Income from discontinued operations, net of tax for the nine months ended September 30, 2010 includes a benefit of $40.9 million from payments received from PDVSA and its affiliates for the fixed assets for two projects. These payments relate to the recovery of the loss we recognized on the value of the equipment for these projects in the second quarter of 2009. Additionally, in January 2010, the Venezuelan government announced a devaluation of the Venezuelan Bolivar. This devaluation resulted in a translation gain of approximately $12.2 million on the remeasurement of our net liability position in Venezuela. The functional currency of our Venezuela subsidiary is the U.S. Dollar and we had more liabilities than assets denominated in Bolivars in Venezuela at the time of the devaluation. The exchange rate used to remeasure our net liabilities changed from 2.15 Bolivars per U.S. Dollar at December 31, 2009 to 4.3 Bolivars per U.S. Dollar in January 2010.
As discussed in Note 2 to the Financial Statements, on June 2, 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela. As of June 30, 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. As a result of PDVSA taking possession of substantially all of our assets and operations in Venezuela, we recorded asset impairments totaling $377.9 million, primarily related to receivables, inventory, fixed assets and goodwill, in the second quarter of 2009. These asset impairments were partially offset by a tax benefit of $22.6 million primarily from the reversal of deferred income taxes related to our Venezuelan operations in the nine months ended September 30, 2009.

Noncontrolling Interest
As of September 30, 2010, noncontrolling interest is primarily comprised of the portion of the Partnership’s earnings that is applicable to the limited partner interest in the Partnership that we do not own.
LIQUIDITY AND CAPITAL RESOURCES
Our unrestricted cash balance was $81.4 million at September 30, 2010, compared to $83.7 million at December 31, 2009. Working capital from continuing operations decreased to $530.9 million at September 30, 2010 from $545.9 million at December 31, 2009.
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Net cash provided by (used in) continuing operations:
Operating activities	$252,037	$323,686
Investing activities	(26,509)	(279,384)
Financing activities	(311,597)	(89,587)
Effect of exchange rate changes on cash and cash equivalents	(1,938)	7,573
Discontinued operations	85,629	—

Net change in cash and cash equivalents	$(2,378)	$(37,712)

Operating Activities. The decrease in cash provided by operating activities for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to a reduction in gross margin from our North America contract operations and fabrication segments as compared to the nine months ended September 30, 2009 caused by weaker market conditions.
Investing Activities. The decrease in cash used in investing activities during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was attributable to a decrease in capital expenditures in our contract operations businesses and $109.4 million of net proceeds from the sale of Partnership units during the nine months ended September 30, 2010.
Financing Activities. The increase in cash used in financing activities during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily attributable to an increase in net repayments of long-term debt during the nine months ended September 30, 2010, partially offset by the net cost of the call options purchased and the warrants sold in connection with the offering of the 4.25% Notes in the nine months ended September 30, 2009.
Capital Expenditures. We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our targeted return on capital. We currently plan to spend approximately $200 million to $220 million in net capital expenditures during 2010, including (1) contract operations equipment additions and (2) approximately $70 million to $80 million on equipment maintenance capital related to our contract operations business. Net capital expenditures are net of fleet sales.
Long-Term Debt. As of September 30, 2010, we had approximately $2.0 billion in outstanding debt obligations, consisting of $300.0 million outstanding under our asset-backed securitization facility, $695.9 million outstanding under our term loan facility, $118.3 million outstanding under our revolving credit facility, $143.8 million outstanding under our 4.75% Notes, $277.6 million outstanding under our 4.25% Notes, $288.0 million outstanding under the Partnership’s revolving credit facility, $117.5 million outstanding under the Partnership’s term loan facility and $30.0 million outstanding under the Partnership’s asset-backed securitization facility.
On August 20, 2007, we entered into a senior secured credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement consists of (a) a five-year revolving credit facility in the aggregate amount of $850 million, which includes a variable allocation for a Canadian tranche and the ability to issue letters of credit under the facility and (b) a six-year term loan senior secured credit facility, in the aggregate amount of $800 million with principal payments due on multiple dates through June 2013 (collectively, the “Credit Facility”). Subject to certain conditions as of September 30, 2010, at our request and with the approval of the lenders, the aggregate commitments under the Credit Facility may be increased by an additional $400 million less certain adjustments. As of September 30, 2010, we had $118.3 million in outstanding borrowings under our revolving credit facility and $246.3 million in letters of credit outstanding under our revolving credit facility.
Borrowings under the Credit Agreement bear interest, if they are in U.S. Dollars, at a base rate or LIBOR at our option plus an applicable margin, as defined in the agreement. The applicable margin varies depending on our debt ratings. At September 30, 2010, all amounts outstanding were LIBOR loans and the applicable margin was 0.825%. The weighted average interest rate at September 30, 2010 on the outstanding balance, excluding the effect of interest rate swaps, was 1.1%.
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
In August 2007, Exterran ABS entered into a $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”), which was reduced to an $800 million facility in October 2009 concurrently with the closing of the Partnership’s $150 million asset-backed securitization facility and was further reduced to a $700 million facility in November 2010 concurrently with the closing of the Partnership’s $550 million senior secured credit facility. The amount outstanding at any time is limited to the lower of (i) 80% of the value of the natural gas compression equipment owned by Exterran ABS and its subsidiaries, (ii) 4.5 times free cash flow or (iii) the amount calculated under an interest coverage test (as these limits are defined in the agreement). Based on these tests, the limit on the amount outstanding can be increased or decreased in future periods. As of September 30, 2010, we had $300.0 million in outstanding borrowings under the 2007 ABS Facility.
As of September 30, 2010, our senior secured borrowings consisted of our 2007 ABS Facility, our term loan facility and our revolving credit facility. At September 30, 2010, we had undrawn capacity of $485.5 million and $500.0 million under our revolving credit facility and 2007 ABS Facility, respectively. Our Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Credit Agreement) to be not greater than 5.0 to 1.0. Due to this limitation, only $449.1 million of the combined $985.5 million of undrawn capacity under both facilities was available for additional borrowings as of September 30, 2010. Further, as of September 30, 2010, only $174.7 million of the $500.0 million in unfunded commitments under our 2007 ABS Facility was available due to certain covenant limitations under the facility, assuming such facility was fully funded with all eligible contract compression assets available at that time. If our operations within Exterran ABS experience additional reductions in cash flows, the amount available for additional borrowings could be further reduced. If the outstanding borrowings exceed the amount allowed based on the limitations, we can utilize either certain cash flows from Exterran ABS’s operations or borrowings under our revolving credit facility, or a combination of both, to reduce the amount of borrowings outstanding to the amount allowed pursuant to the limitations.
Interest and fees payable to the noteholders accrue on the 2007 ABS Facility at a variable rate consisting of one month LIBOR plus an applicable margin of 0.825%. The weighted average interest rate at September 30, 2010 on borrowings under the 2007 ABS Facility, excluding the effect of interest rate swaps, was 1.1%. The 2007 ABS Facility is revolving in nature and is payable in July 2012.
Repayment of the 2007 ABS Facility notes has been secured by a pledge of all of the assets of Exterran ABS, consisting primarily of specified compression services contracts and a fleet of natural gas compressors. Under the 2007 ABS Facility, we had $5.2 million of restricted cash as of September 30, 2010.
In June 2009, we issued under our shelf registration statement $355.0 million aggregate principal amount of 4.25% Notes. The 4.25% Notes are convertible upon the occurrence of certain conditions into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. We may not redeem the notes prior to the maturity date of the notes.
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
The Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership (“EXLP Operating”), as borrower, were parties to a senior secured credit agreement (the “2006 Partnership Credit Agreement”) that provided for a five-year, $315 million revolving credit facility maturing in October 2011 (the “2006 Revolver”). In May 2008, the Partnership and EXLP Operating entered into an amendment to the 2006 Partnership Credit Agreement that provided for a $117.5 million term loan facility (the “2008 Term Loan”). As of September 30, 2010, there was $288.0 million in outstanding borrowings under the 2006 Revolver and $117.5 million in outstanding borrowings under the 2008 Term Loan.
On November 3, 2010, the Partnership and certain of its subsidiaries, as guarantors, and EXLP Operating, as borrower, entered into an amendment and restatement of the 2006 Partnership Credit Agreement (as so amended and restated, the “2010 Partnership Credit Agreement”) to provide for a new five-year, $550 million senior secured credit facility (the “2010 Partnership Credit Facility”) consisting of a $400 million revolving credit facility (the “2010 Revolver”) and a $150 million term loan facility (the “2010 Term Loan”). Concurrent with the execution of the agreement, the Partnership borrowed $304.0 million under the 2010 Revolver and $150.0 million under the 2010 Term Loan and used the proceeds to (i) repay the entire $406.1 million outstanding under the 2006 Revolver and the 2008 Term Loan, (ii) repay the entire $30.0 million outstanding under the Partnership’s asset-backed securitization facility and terminate that facility, (iii) pay $14.8 million to terminate the interest rate swap agreements to which the Partnership was a party and (iv) pay customary fees and other expenses relating to the facility. The $14.8 million the Partnership paid related to the terminated interest rate swaps will be amortized into interest expense over the original term of the swaps. The Partnership incurred transaction costs of approximately $4.0 million related to the 2010 Partnership Credit Agreement. These costs will be included in Intangible and other assets, net and amortized over the respective facility terms.
Borrowings under the 2010 Partnership Credit Facility are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Subsidiaries (as defined in the 2010 Partnership Credit Agreement), including all of the membership interests of the Partnership’s U.S. Restricted Subsidiaries (as defined in the 2010 Partnership Credit Agreement). Subject to certain conditions, at the Partnership’s request, and with the approval of the Administrative Agent (as defined in the 2010 Partnership Credit Agreement), the aggregate commitments under the 2010 Partnership Credit Facility may be increased by an additional $150 million.
In connection with the Partnership entering into the 2010 Credit Agreement and the termination of its existing interest rate swaps, the Partnership intends to enter into new interest rate swaps in the near term pursuant to which it will pay fixed payments and receive floating payments on a majority of its floating rate debt. The Partnership intends to designate these interest rate swaps as cash flow hedging instruments of interest payments on its floating rate debt. The term of the interest swaps may be less than the term of the Partnership’s outstanding floating rate debt and its ability to execute these swaps will depend on market conditions.
The Partnership’s 2010 Revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on its leverage ratio, varies (i) in the case of LIBOR loans, from 2.25% to 3.25% or (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the higher of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1.0%. At September 30, 2010 all amounts outstanding under the then existing revolver were LIBOR loans and the applicable margin that would have applied under the new 2010 Revolver was 2.5%. The weighted average interest rate on the outstanding balance of the Partnership’s revolving credit facility at September 30, 2010, excluding the effect of interest rate swaps, was 2.1% and would have been 2.9% under the 2010 Revolver.
The 2010 Term Loan bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on its leverage ratio, varies (i) in the case of LIBOR loans, from 2.5% to 3.5% or (ii) in the case of base rate loans, from 1.5% to 2.5%. At September 30, 2010, all amounts outstanding under the then existing term loan were LIBOR loans and the applicable margin that would have applied under the new 2010 Term Loan was 2.75%. The weighted average interest rate on the outstanding balance of the Partnership’s term loan at September 30, 2010, excluding the effect of interest rate swaps, was 2.6% and would have been 3.1% under the 2010 Term Loan.

In October 2009, the Partnership entered into a $150 million asset-backed securitization facility (the “2009 ABS Facility”). The 2009 ABS Facility notes were revolving in nature and were payable in July 2013. Interest and fees payable to the noteholders accrued on these notes at a variable rate consisting of an applicable margin of 3.5% plus, at the Partnership’s option, either LIBOR or a base rate. The weighted average interest rate on the outstanding balance of the 2009 ABS Facility at September 30, 2010, excluding the effect of interest rate swaps, was 3.8%. Repayment of the 2009 ABS Facility notes was secured by a pledge of all of the assets of EXLP ABS 2009 LLC and its subsidiaries, consisting primarily of specified compression services contracts and a fleet of natural gas compressor units. The amount outstanding at any time was limited to the lower of (i) 75% of the value of the natural gas compression equipment owned by EXLP ABS 2009 LLC and its subsidiaries (as defined in the agreement), (ii) 4.0 times free cash flow or (iii) the amount calculated under an interest coverage test. Additionally, the 2006 Partnership Credit Agreement limited the amount the Partnership could borrow under the 2009 ABS Facility to two times the Partnership’s EBITDA (as defined in the 2006 Partnership Credit Agreement). As of September 30, 2010, there was $30.0 million in outstanding borrowings under the 2009 ABS Facility. On November 3, 2010, the Partnership used $30.0 million of the proceeds borrowed under the 2010 Partnership Credit Facility to repay the entire amount outstanding under the 2009 ABS Facility and terminate that facility.
As of September 30, 2010, the Partnership had undrawn capacity of $27.0 million and $120.0 million for the 2006 Revolver and 2009 ABS Facility, respectively.
Our bank credit facilities, asset-backed securitization facility and the agreements governing certain of our other indebtedness include various covenants with which we must comply, including, but not limited to, limitations on incurrence of indebtedness, investments, liens on assets, transactions with affiliates, mergers, consolidations, sales of assets and other provisions customary in similar types of agreements. For example, under our Credit Agreement we must maintain various consolidated financial ratios including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. As of September 30, 2010, we maintained a 4.6 to 1.0 EBITDA to Total Interest Expense ratio, a 3.9 to 1.0 consolidated Total Debt to EBITDA ratio and a 2.9 to 1.0 Senior Secured Debt to EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our credit agreements. In addition, if we experienced a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impact our ability to perform our obligations under our credit agreements, this could lead to a default under our credit agreements. A default under one or more of our debt agreements, including a default by the Partnership under its credit facility, would trigger cross-default provisions under certain of our debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of September 30, 2010, we were in compliance with all financial covenants under our credit agreements.
Like the 2006 Partnership Credit Agreement, the 2010 Partnership Credit Agreement contains various covenants with which the Partnership must comply, including restrictions on the use of proceeds from borrowings and limitations on its ability to: incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. It also contains various covenants regarding mandatory prepayments from net cash proceeds of certain future asset transfers or debt issuances. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the 2010 Partnership Credit Agreement) to Total Interest Expense (as defined in the 2010 Partnership Credit Agreement) of not less than 3.0 to 1.0, (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the 2010 Partnership Credit Agreement) and a ratio of Total Debt (as defined in the 2010 Partnership Credit Agreement) to EBITDA of not greater than 4.75 to 1.0. The 2010 Partnership Credit Agreement allows for the Partnership’s Total Debt to EBITDA ratio to be increased from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes. As of September 30, 2010, the Partnership maintained a 5.5 to 1.0 EBITDA to Total Interest Expense ratio and a 3.7 to 1.0 Total Debt to EBITDA ratio as calculated per the 2010 Partnership Credit Agreement. A violation of the Partnership’s Total Debt to EBITDA covenant would be an event of default under the 2010 Partnership Credit Agreement which would trigger cross-default provisions under certain of our debt agreements. As of September 30, 2010, the Partnership was in compliance with all financial covenants under the 2006 Partnership Credit Agreement, and would have been in compliance with all financial covenants under the 2010 Partnership Credit Agreement had such covenants been in effect on such date.
We have entered into interest rate swap agreements related to a portion of our variable rate debt. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of our interest rate swap agreements.

The interest rate we pay under our Credit Agreement can be affected by changes in our credit rating. As of September 30, 2010, our credit ratings as assigned by Moody’s and Standard & Poor’s were:

Standard
	Moody’s	& Poor’s
Outlook	Stable	Stable
Corporate Family Rating	Ba2	BB
Exterran Senior Secured Credit Facility	Ba2	BB+
4.75% convertible senior notes due January 2014	—	BB
4.25% convertible senior notes due June 2014	—	BB
These ratings do not constitute recommendations to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.
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
Stock Repurchase Program. On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. In December 2008, our board of directors increased the share repurchase program, from $200 million to $300 million, and extended the expiration date of the authorization, from August 19, 2009 to December 15, 2010. Since the program was initiated, we have repurchased 5,416,221 shares of our common stock at an aggregate cost of approximately $199.9 million. We did not repurchase any shares under this program during the nine months ended September 30, 2010.
Dividends. We have not paid any cash dividends on our common stock since our formation, and we do not anticipate paying such dividends in the foreseeable future. Our board of directors anticipates that all cash flows generated from operations in the foreseeable future will be retained and used to repay our debt, repurchase our stock or develop and expand our business, except for a portion of the cash flow generated from operations of the Partnership which will be used to pay distributions on its units. Any future determinations to pay cash dividends on our common stock will be at the discretion of our board of directors and will depend on our results of operations and financial condition, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.
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

On October 29, 2010, the board of directors of Exterran GP LLC approved a cash distribution of $0.4675 per limited partner unit, or approximately $15.7 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from July 1, 2010 through September 30, 2010. The record date for this distribution is November 9, 2010, and payment is expected to occur on November 12, 2010.
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
We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign currency translation gain in our consolidated statements of operations of approximately $1.0 million in the first nine months of 2010 compared to a gain of $13.1 million in the first nine months of 2009. Our foreign currency translation gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

As of September 30, 2010, after taking into consideration interest rate swaps, we had approximately $99.7 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate would result in an annual increase in our interest expense of approximately $1.0 million.
For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations and derivative instruments to minimize foreign currency exchange risk, see Note 8 to the Financial Statements.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of the end of the period covered by this report our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of September 30, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes or updates in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, except as follows:
New regulations, proposed regulations and proposed modifications to existing regulations under the Clean Air Act (“CAA”), if implemented, could result in increased compliance costs.
On August 10, 2010, the EPA adopted new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule will require us to undertake certain expenditures and activities, likely including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at major sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. On October 19, 2010, we submitted a legal challenge to some monitoring aspects of the rule. At this point, we cannot predict when, how or if an EPA or a court ruling would modify the final rule as requested, and as a result we cannot currently accurately predict the cost to comply with the rule’s requirements. Compliance with the final rule is required by October 2013.
In addition, the Texas Commission on Environmental Quality (TCEQ) has recently proposed updates to certain of its air permit programs that, if enacted as proposed, would significantly increase the air permitting requirements for new and certain existing oil and gas production and gathering sites. The proposal includes reducing the emissions standard for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages, or the installation of aftermarket emissions control equipment. The date for application of the lower emissions standards varies between 2015 and 2030 depending on the type of engine and the permitting requirement. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements. The final rule is expected to be approved in February 2011.
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
These new regulations and proposals, when finalized, and any other new regulations requiring the installation of more sophisticated pollution control equipment could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Climate change legislation and regulatory initiatives could result in increased compliance costs.
The U.S. Congress has been considering legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane, that are understood to contribute to global warming. For example, the American Clean Energy and Security Act of 2009 could, if enacted by the full Congress, require greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. It presently appears unlikely that comprehensive climate legislation will be passed by the U.S. Senate in the near future, although energy legislation and other initiatives are expected to be proposed that may be relevant to greenhouse gas emissions issues. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.
Independent of Congress, the EPA is beginning to adopt regulations controlling greenhouse gas emissions under its existing CAA authority. For example, in September 2009, the EPA adopted a new rule requiring approximately 13,000 facilities comprising a substantial percentage of annual U.S. greenhouse gas emissions to inventory their emissions starting in 2010 and to report those emissions to the EPA beginning in 2011. On April 12, 2010, the EPA proposed additional portions of this inventory rule relating to petroleum and natural gas systems that, if adopted, would require inventories for that category of facilities beginning in January 2011 and reporting of those inventories beginning in March 2012. Also, on December 15, 2009, the EPA officially published its finalized determination that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA pave the way for the agency to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the CAA. Further, the EPA in June 2010 published a final rule providing for the tailored applicability of criteria that determine which stationary sources and modification projects become subject to permitting requirements for greenhouse gas emissions under two of the agency’s major air permitting programs. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. In January 2011, the first step of the phase-in will apply only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. In July 2011, the second step of the phase-in will capture sources that have the potential to emit at least 100,000 tons per year of greenhouse gases. Several industry groups and states have challenged both the EPA’s December 15, 2009 determination that greenhouse gases present an endangerment and the EPA’s June 2010 greenhouse gas permitting rules in the D.C. Circuit Court of Appeals. However, absent a court stay or other modification, this new permitting program may affect some of our customers’ largest new or modified facilities going forward.
Although it is not currently possible to predict how any such proposed or future greenhouse gas legislation or regulation by Congress, the states or multi-state regions will impact our business, any legislation or regulation of greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 6. Exhibits

Exhibit No.	Description
2.1	Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 20, 2007

3.2	Second Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

4.1	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on August 23, 2007

4.2	Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.3	Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.4	Indenture, dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 ABS facility consisting of $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on October 19, 2009

4.5	Series 2009-1 Supplement, dated as of October 13, 2009, to Indenture dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.2 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on October 19, 2009

10.1*	First Amendment to Second Amended and Restated Omnibus Agreement, dated August 11, 2010, by and among Exterran Holdings, Inc., Exterran Partners, L.P., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P. and EXLP Operating LLC. (Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for Confidential Treatment.)

10.2	Senior Secured Credit Agreement, dated October 20, 2006, by and among UC Operating Partnership, L.P., as Borrower, Universal Compression Partners, L.P. (now Exterran Partners, L.P.), as Guarantor, Wachovia Bank, National Association, as Administrative Agent, Deutsche Banc Trust Company Americas, as Syndication Agent, Fortis Capital Corp and Wells Fargo Bank, National Association, as Co-Documentation Agents and the other lenders signatory thereto, incorporated by reference to Exhibit 10.3 to Exterran Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTERRAN HOLDINGS, INC.
Date: November 4, 2010	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President, Finance and Accounting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 20, 2007

3.2	Second Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

4.1	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on August 23, 2007

4.2	Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.3	Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.4	Indenture, dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 ABS facility consisting of $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on October 19, 2009

4.5	Series 2009-1 Supplement, dated as of October 13, 2009, to Indenture dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.2 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on October 19, 2009
10.1*	First Amendment to Second Amended and Restated Omnibus Agreement, dated August 11, 2010, by and among Exterran Holdings, Inc., Exterran Partners, L.P., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P. and EXLP Operating LLC. (Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for Confidential Treatment.)

10.2	Senior Secured Credit Agreement, dated October 20, 2006, by and among UC Operating Partnership, L.P., as Borrower, Universal Compression Partners, L.P. (now Exterran Partners, L.P.), as Guarantor, Wachovia Bank, National Association, as Administrative Agent, Deutsche Banc Trust Company Americas, as Syndication Agent, Fortis Capital Corp and Wells Fargo Bank, National Association, as Co-Documentation Agents and the other lenders signatory thereto, incorporated by reference to Exhibit 10.3 to Exterran Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed herewith.

**	Furnished, not filed.