Form 10-K
period 2010-12-31
EXTERRAN HOLDINGS INC.
filed 2011-02-24
CIK 1389050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2010
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

(281) 836-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2010 was $1,148,791,227. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of the common stock of the registrant outstanding as of February 17, 2011: 63,223,749 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, are incorporated by reference into Part III of this Form 10-K.

		Page

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	27
Item 2.	Properties	28
Item 3.	Legal Proceedings	28
Item 4.	Removed and Reserved	28

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
Item 6.	Selected Financial Data	32
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 8.	Financial Statements and Supplementary Data	61
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	61
Item 9A.	Controls and Procedures	61
Item 9B.	Other Information	61

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	63
Item 11.	Executive Compensation	63
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	63
Item 13.	Certain Relationships and Related Transactions and Director Independence	64
Item 14.	Principal Accountant Fees and Services	64

PART IV
Item 15.	Exhibits and Financial Statement Schedules	65
SIGNATURES		71
EX-10.63
EX-10.64
EX-10.65
EX-10.66
EX-10.67
EX-10.68
EX-10.69
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations; the expected amount of our capital expenditures; anticipated cost savings, future revenue, gross margin and other financial or operational measures related to our business and our primary business segments; the future value of our equipment and non-consolidated affiliates; and plans and objectives of our management for our future operations. You can identify many of these statements by looking for words such as “believes,” “expects,” “intends,” “projects,” “anticipates,” “estimates,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. These forward-looking statements are also affected by the risk factors described below in Part I, Item 1A (“Risk Factors”) and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•	conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for oil or natural gas and the impact on the price of oil or natural gas, which could cause a decline in the demand for our natural gas compression and oil and natural gas production and processing equipment and services;

•	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	the success of our subsidiaries, including Exterran Partners, L.P. (along with its subsidiaries, the “Partnership”);

•	changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, kidnappings, violence associated with drug cartels, legislative changes and the expropriation, confiscation or nationalization of property without fair compensation;

•	changes in currency exchange rates and restrictions on currency repatriation;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment and workforce factors, including our ability to hire, train and retain key employees;

•	our ability to implement certain business and financial objectives, such as:

•	international expansion and winning profitable new business;

•	sales of additional United States of America (“U.S.”) contract operations contracts and equipment to the Partnership;

•	timely and cost-effective execution of projects;

•	enhancing our asset utilization, particularly with respect to our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash; and

•	accessing the capital markets at an acceptable cost;

•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.

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

We were incorporated in February 2007 as a wholly owned subsidiary of Universal Compression Holdings, Inc. (“Universal”). On August 20, 2007, Universal and Hanover Compressor Company (“Hanover”) merged into our wholly-owned subsidiaries, and we became the parent entity of Universal and Hanover. Immediately following the completion of the merger, Universal merged with and into us. Hanover was determined to be the acquirer for accounting purposes and, therefore, our financial statements reflect Hanover’s historical results for periods prior to the merger date. We have included the financial results of Universal’s operations in our consolidated financial statements beginning August 20, 2007. References to “Exterran,” “our,” “we” and “us” refer to Hanover for periods prior to the merger date and to Exterran Holdings, Inc. and its subsidiaries for periods on or after the merger date. References to “North America” when used in this report refer to the U.S. and Canada. References to “International” and variations thereof when used in this report refer to the world excluding North America.

General

We are a global market leader in the full service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, fabrication and aftermarket services. In our contract operations business line, we own a fleet of natural gas compression equipment and crude oil and natural gas production and processing equipment that we utilize to provide operations services to our customers. In our fabrication business line, we fabricate and sell equipment similar to the equipment that we own and utilize to provide contract operations to our customers. We also fabricate the equipment utilized in our contract operations services. In addition, our fabrication business line provides engineering, procurement and fabrication services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants. In our Total Solutions projects, which we offer to our customers on either a contract operations basis or a sale basis, we provide the engineering, design, project management, procurement and construction services necessary to incorporate our products into complete production, processing and compression facilities. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, processing, treating and other equipment.

Our products and services are essential to the production, processing, transportation and storage of natural gas and are provided primarily to energy producers and distributors of oil and natural gas. Our geographic business unit operating structure, technically experienced personnel and high-quality contract operations fleet allow us to provide reliable and timely customer service.

We are the indirect majority owner of the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of December 31, 2010, public unitholders held a 42% ownership interest in the Partnership and we owned the remaining equity interest, including the general partner interest and all incentive distribution rights. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional interests in the Partnership. As of December 31, 2010, the Partnership had a fleet of 3,951 compressor units comprising approximately 1,572,000 horsepower, or 44% (by available horsepower) of our and the Partnership’s combined total U.S. horsepower.

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

•	Wellhead and Gathering Systems — Natural gas compression that is used to transport natural gas from the wellhead through the gathering system is considered “field compression.” Compression at the wellhead is utilized because, at some point during the life of natural gas wells, reservoir pressures typically fall below the line pressure of the natural gas gathering or pipeline system used to transport the natural gas to market. At that point, natural gas no longer naturally flows into the pipeline. Compression equipment is applied in both field and gathering systems to boost the pressure levels of the natural gas flowing from the well allowing it to be transported to market. Changes in pressure levels in natural gas fields require periodic changes to the size and/or type of on-site compression equipment. Additionally, compression is used to reinject natural gas into producing oil wells to maintain reservoir pressure and help lift liquids to the surface, which is known as secondary oil recovery or natural gas lift operations. Typically, these applications require low- to mid-range horsepower compression equipment located at or near the wellhead. Compression equipment is also used to increase the efficiency of a low-capacity natural gas field by providing a central compression point from which the natural gas can be produced and injected into a pipeline for transmission to facilities for further processing.

•	Pipeline Transportation Systems — Natural gas compression that is used during the transportation of natural gas from the gathering systems to storage or the end user is referred to as “pipeline compression.” Natural gas transported through a pipeline loses pressure over the length of the pipeline. Compression is staged along the pipeline to increase capacity and boost pressure to overcome the friction and hydrostatic losses inherent in normal operations. These pipeline applications generally require larger horsepower compression equipment (1,500 horsepower and higher).

•	Storage Facilities — Natural gas compression is used in natural gas storage projects for injection and withdrawals during the normal operational cycles of these facilities.

•	Processing Applications — Compressors may also be used in combination with natural gas production and processing equipment and to process natural gas into other marketable energy sources. In addition, compression services are used for compression applications in refineries and petrochemical plants.

Many producers, transporters and processors outsource their compression services due to the benefits and flexibility of contract compression. Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure or replace their compressor units to optimize the well production or gathering system efficiency.

We believe outsourcing compression operations to compression service providers such as us offers customers:

•	the ability to efficiently meet their changing compression needs over time while limiting the underutilization of their existing compression equipment;

•	access to the compression service provider’s specialized personnel and technical skills, including engineers and field service and maintenance employees, which we believe generally leads to improved production rates and/or increased throughput;

•	the ability to increase their profitability by transporting or producing a higher volume of natural gas through decreased compression downtime and reduced operating, maintenance and equipment costs by allowing the compression service provider to efficiently manage their compression needs; and

•	the flexibility to deploy their capital on projects more directly related to their primary business by reducing their compression equipment and maintenance capital requirements.

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

Market Conditions

We believe that the predominant force driving the demand for natural gas compression and production and processing equipment over the past decade has been the growing global consumption of natural gas and its byproducts. As more natural gas is consumed, the demand for compression and production and processing equipment generally increases. Since we expect the demand for natural gas and natural gas byproducts to increase over the long term, we believe the demand for compression and production and processing equipment and related services will increase as well.

Natural gas consumption in the U.S. for the twelve months ended November 30, 2010 increased by approximately 5% over the twelve months ended November 30, 2009, is expected to increase by 0.3% in 2011, and is expected to increase by an average of 0.3% per year thereafter until 2035, according to the U.S. Energy Information Administration (“EIA”).

Natural gas marketed production in the U.S. for the twelve months ended November 30, 2010 increased by approximately 3% over the twelve months ended November 30, 2009. In 2009, the U.S. accounted for an estimated annual production of approximately 22 trillion cubic feet of natural gas, or 20% of the worldwide total of approximately 110 trillion cubic feet. The EIA estimates that the U.S.’s natural gas production level will be approximately 23 trillion cubic feet in 2035, or 15% of the projected worldwide total of approximately 155 trillion cubic feet.

We believe the outlook for natural gas compression in the U.S. will continue to benefit from the aging of producing natural gas fields that will require more compression to continue producing the same volume of natural gas and from increased production from unconventional sources, including coalbeds, shales and tight sands. In addition, we see opportunities to provide compression and processing services to producers of natural gas liquids.

The EIA reports that natural gas consumption outside of the U.S. grew 34% from 1999 through 2009. Despite this growth in demand, most international energy markets have historically lacked the infrastructure necessary to either transport natural gas to markets or consume it locally; thus, natural gas historically has often been flared at the wellhead. Total natural gas consumption worldwide is projected to increase by an average of 1.3% per year until 2035, according to the EIA, and therefore, we believe that over the long term, demand for natural gas infrastructure in international markets will increase. We believe this anticipated increase in demand for infrastructure will be further supported by recent technology advances, including liquefied natural gas (or LNG) and gas-to-liquids, which make the transportation of natural gas without pipelines more economical, environmental legislation prohibiting flaring, and the anticipated construction of natural gas-fueled power plants built to meet international energy demand. Additionally, we believe fabrication of production and processing equipment will increase over time to support the infrastructure required to meet this increasing demand.

While natural gas compression and production and processing equipment typically must be engineered to meet unique customer specifications, the fundamental technology of such equipment has not been subject to significant change.

As energy industry capital spending declined in 2009, our fabrication business segment experienced a reduction in demand. Although we began to see an improvement in market activities in the latter part of 2010, particularly in North America, this decline in demand for our fabrication products has led to a reduction in our fabrication backlog and revenue. As industry spending decreased, lead times for major components from our suppliers decreased and, in turn, our lead times in delivering certain of our products to our customers decreased. We believe that this also resulted in a reduction in our fabrication backlog.

Our critical process equipment fabrication business benefited from strong energy markets in 2007 and early 2008, however, the decrease in the price of oil beginning in the second half of 2008 and the reductions in global economic activity have led to a reduction in our fabrication backlog given the longer lead times for the development of projects. With the signs of a global economic recovery and the increase in oil prices, we expect to see an increase in investment activities in this industry.

We also fabricate evaporators and brine heaters for desalination plants and tank farms primarily for use in North Africa and the Middle East. Demand for these products is driven primarily by population growth, improvements in the standard of living and investment in infrastructure. We expect continued investment in these projects, and therefore increased demand for the equipment, in the regions we serve over the next few years. However, the reductions in global economic activity led to a reduction in our fabrication backlog related to these projects during 2009 and 2010.

Operations

Business Segments

Our revenues and income are derived from four business segments:

•	North America Contract Operations. Our North America contract operations segment primarily provides natural gas compression and production and processing services to meet specific customer requirements utilizing Exterran-owned assets within the U.S. and Canada.

•	International Contract Operations. Our international contract operations segment provides substantially the same services as our North America contract operations segment except it services locations outside the U.S. and Canada. Services provided in our international contract operations segment often include engineering, procurement and on-site construction of large natural gas compression stations and/or crude oil or natural gas production and processing facilities.

•	Aftermarket Services. Our aftermarket services segment provides a full range of services to support the surface production, compression and processing needs of customers, from parts sales and normal maintenance services to full operation of a customer’s owned assets.

•	Fabrication. Our fabrication segment involves (i) design, engineering, installation, fabrication and sale of natural gas compression units and accessories and equipment used in the production, treating and processing of crude oil and natural gas; and (ii) engineering, procurement and fabrication services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants.

For financial data relating to our business segments or geographic regions that accounted for 10% or more of consolidated revenue in any of the last three fiscal years, see Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and Note 24 to the Consolidated Financial Statements included in Part IV, Item 15 (“Financial Statements”) of this report.

Compressor Fleet

The size and horsepower of our natural gas compressor fleet on December 31, 2010 is summarized in the following table (horsepower in thousands):

	Number	Aggregate	% of
Range of Horsepower Per Unit	of Units	Horsepower	Horsepower

0 – 200	4,294	475	10%
201 – 500	2,150	649	13%
501 – 800	788	481	10%
801 – 1,100	571	550	11%
1,101 – 1,500	1,342	1,819	37%
1,501 and over	464	927	19%

Total	9,609	4,901	100%

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

When providing contract compression services, we work closely with a customer’s field service personnel so that the compression services can be adjusted to efficiently match changing characteristics of the reservoir and the natural gas produced. We routinely repackage or reconfigure a portion of our existing fleet to adapt to our customers’ compression services needs. We utilize both slow and high speed reciprocating compressors driven either by internal natural gas fired combustion engines or electric motors. We also utilize rotary screw compressors for specialized applications.

Our equipment is maintained in accordance with established maintenance schedules. These maintenance procedures are updated as technology changes and as our operations group develops new techniques and procedures. In addition, because our field technicians provide maintenance on our contract operations equipment, they are familiar with the condition of our equipment and can readily identify potential problems. In our experience, these maintenance procedures maximize equipment life and unit availability, minimize avoidable downtime and lower the overall maintenance expenditures over the equipment life. Generally, each of our compressor units undergoes a major overhaul once every three to seven years, depending on the type, size, and utilization of the unit.

We also provide contract production and processing services, similar to the contract compression services described above, utilizing our fleet of oil and natural gas production and processing equipment. In Total Solutions projects, we provide the engineering design, project management, procurement and construction services necessary to incorporate our products into complete production, processing and compression facilities. Total Solutions products are offered to our customers on a contract operations or on a sale basis.

We believe that our aftermarket services and fabrication businesses, described below, provide us with opportunities to cross-sell our contract operations services.

Our customers typically contract for our services on a site-by-site basis for a specific monthly service rate that is generally reduced if we fail to operate in accordance with the contract requirements. At the end of the initial term, which in North America is typically between six and twelve months, contract operations services generally continue until terminated by either party with 30 days’ advance notice. Our customers generally are required to pay our monthly service fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. Additionally, because we do not typically take title to the natural gas we compress, process or treat and because the natural gas we use as fuel for our compressors and other equipment is supplied by our customers, we have limited direct exposure to commodity price fluctuations.

We maintain field service locations from which we can service and overhaul our own compressor fleet to provide contract operations services to our customers. Many of these locations are also utilized to provide aftermarket services to our customers, as described in more detail below. As of December 31, 2010, our North America contract operations segment provided contract operations services primarily using a fleet of 8,590 natural gas compression units that had an aggregate capacity of approximately 3,701,000 horsepower. For the year ended December 31, 2010, 25% of our total revenue and 38% of our total gross margin was generated from North America contract operations.

Our international operations are focused on markets that require both large horsepower compressor applications and full production and processing facilities. Our international contract operations segment typically engages in longer-term contracts and more comprehensive projects than our North America contract operations segment. International projects often require us to provide complete engineering, design and installation services and a greater investment in equipment, facilities and related installation costs. These larger projects may include several compressor units on one site or entire facilities designed to process and treat oil or natural gas to make it suitable for end use. As of December 31, 2010, our international contract operations segment provided contract operations services using a fleet of 1,019 units that had an aggregate capacity of approximately 1,200,000 horsepower and a fleet of production and processing equipment. For the year ended December 31, 2010, 19% of our total revenue and 36% of our total gross margin was generated from international contract operations.

Aftermarket Services

Our aftermarket services segment sells parts and components and provides operation, maintenance, overhaul and reconfiguration services to customers who own compression, production, treating and oilfield power generation equipment. We believe that we are particularly well qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression services, production and processing equipment and oilfield power generation equipment and facilities. For the year ended December 31, 2010, 13% of our total revenue and 6% of our total gross margin was generated from aftermarket services.

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

Generally, compressors sold to third parties are assembled according to each customer’s specifications. We purchase components for these compressors from third party suppliers including several major engine, compressor and electric motor manufacturers in the industry. We also sell pre-packaged compressor units designed to our standard specifications. For the year ended December 31, 2010, 19% of our total revenue and 6% of our total gross margin was generated from our compressor and accessory fabrication business line.

As of December 31, 2010, our compressor and accessory fabrication backlog was $220.2 million, compared to $296.9 million at December 31, 2009. At December 31, 2010, all future revenue related to our compressor and accessory fabrication backlog is expected to be recognized before December 31, 2011.

Production and Processing Equipment Fabrication

We design, engineer, fabricate, install and sell a broad range of oil and natural gas production and processing equipment designed to heat, separate, dehydrate and condition crude oil and natural gas to make such products suitable for end use. Our products include line heaters, oil and natural gas separators, glycol dehydration units, dewpoint control plants, water treatment, mechanical refrigeration and cryogenic plants and skid-mounted production packages designed for both onshore and offshore production facilities. We sell standard production and processing equipment primarily into U.S. markets, which is used for processing wellhead production from onshore or shallow-water offshore platform production. In addition, we sell custom-engineered, built-to-specification production and processing equipment, which typically consists of much larger equipment packages than standard equipment, and is generally used in much larger scale production operations. These large projects at times are in remote areas, such as deepwater offshore sites and in developing countries with limited oil and natural gas industry infrastructure. To meet most customers’ rapid response requirements and minimize customer downtime, we maintain an inventory of standard products and long delivery components used to manufacture our customer specification products. We also provide engineering, procurement and fabrication services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants. For the year ended December 31, 2010, 24% of our total revenue and 14% of our total gross margin was generated from our production and processing equipment fabrication business line.

As of December 31, 2010, our production and processing equipment fabrication backlog was $483.3 million, compared to $515.6 million at December 31, 2009. Typically, we expect our production and processing equipment backlog to be produced within a three to 36 month period. At December 31, 2010, $86.0 million of future revenue related to our production and processing equipment backlog was expected to be recognized after December 31, 2011.

Business Strategy

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

•	Grow our North America business. We plan to continue to invest in strategically growing our North America business. Our North America contract operations business is our largest business segment based on gross margin, representing 38% of our gross margin in 2010. We see opportunities to grow this business by putting idle units back to work and adding new horsepower in key growth areas, including providing compression and processing services to producers of natural gas from shale plays and natural gas liquids. We intend to utilize the Partnership as our primary vehicle for the long-term growth of our U.S. contract operations business. As we believe that, over time, the Partnership will have a lower cost of capital due to its partnership structure, we intend to offer the Partnership the opportunity to purchase the remainder of our U.S. contract operations business over time, but we are not obligated to do so. Such transactions would depend on, among other things, market and economic conditions, our ability to reach agreement with the Partnership regarding the terms of any purchase and the availability to the Partnership of debt and equity capital on reasonable terms. We intend to use proceeds from the sale of our U.S. contract operations business to the Partnership from time to time to fund the growth of our business.

•	Expand international presence. International markets continue to represent the greatest growth opportunity for our business, due in large part to the fact that over 75% of the world’s natural gas production resides in markets outside North America. We believe that many of these markets are underserved in the products and services we offer, and that gas production in these regions will continue to grow at a pace greater than that of North America. In addition, we typically see higher returns and margins in international markets relative to North America due to more complex equipment requirements and Total Solutions applications. We intend to allocate additional resources toward growing key areas of our international business, including growth opportunities we anticipate in Brazil and the Middle East.

•	Continue to develop and deploy our product lines and service offerings. We have built our leading market position through our strengths in comprehensive contract operations, compressor, production and processing equipment fabrication and aftermarket services, as well as the combination of these products or services in our Total Solutions projects. We continue to anticipate opportunities, especially in international markets, driven more by our ability to deliver a Total Solutions product rather than a single product. We believe that this capability will enable us to capitalize on and expand our existing client relationships, develop new client relationships, enter into new markets and enhance our revenue and returns from individual projects. Throughout the world, we will continue to focus our efforts on improving our service delivery processes and quality.

Competitive Strengths

We believe we have the following key competitive strengths:

•	Breadth and quality of product and service offerings. We provide our customers with a broad variety of products and services, including outsourced compression, production and processing services, as well as the sale of compression and oil and natural gas production and processing equipment and installation services. For those customers that outsource their compression or production and processing needs, we believe our contract operations services generally allow our customers to achieve higher production rates than they would achieve with their own operations, resulting in increased revenue for our customers. In addition, outsourcing allows our customers flexibility with regard to their evolving compression and production and processing needs while limiting their capital requirements. By offering a broad range of services that complement our core strengths, we believe that we can provide comprehensive integrated solutions to meet our customers’ needs. In our Total Solutions projects, we can provide the engineering design, project management, and procurement and construction services necessary to incorporate our products into complete production, processing and compression facilities. We believe the breadth and quality of our services, the depth of our customer relationships and our presence in many major oil and natural gas-producing regions place us in a position to capture additional business on a global basis.

•	Focus on providing superior customer service. We have adopted a geographical business region concept and utilize a decentralized management and operating structure to provide superior customer service in a relationship-driven, service-intensive industry. We believe that our regionally-based network, local presence, experience and in-depth knowledge of customers’ operating needs and growth plans enable us to be responsive to the needs of our customers and meet their evolving demands on a timely basis. In addition, we focus on achieving a high level of mechanical reliability for the services we provide in order to maximize our customers’ production levels. Our sales efforts concentrate on demonstrating our commitment to enhancing our customers’ cash flow through superior customer service, product design, fabrication, installation and after-market support.

•	Size and geographic scope. We operate in the major onshore and offshore oil and natural gas producing regions of North America and many international markets. We believe we have sufficient fleet size, personnel, logistical capabilities, geographic scope, fabrication capabilities and range of compression and production processing service and product offerings to meet the full service needs of our customers on a timely and cost-effective basis. We believe our size, geographic scope and broad customer base provide us with improved operating expertise and business development opportunities.

•	Ability to leverage the Partnership. We believe that the Partnership provides us a lower cost of capital over time relative to our competitors that pay entity-level federal income taxes. We have completed five sale transactions with the Partnership, including the Partnership’s initial public offering in 2006, of compressor units comprising approximately 1.4 million horsepower. These transactions have provided us significant capital to reduce our debt and fund our capital expenditures. In addition, we have received equity interests in these transactions that we believe will allow us to participate in the Partnership’s future growth.

Oil and Natural Gas Industry Cyclicality and Volatility

Changes in oil and natural gas exploration and production spending will normally result in changes in demand for our products and services; however, we believe our contract operations business will typically be less impacted by commodity prices than certain other energy service products and services because:

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

In addition, we have a broad customer base, and we operate in diverse geographic regions. While compressors often must be specifically engineered or reconfigured to meet the unique demands of our customers, the fundamental technology of compression equipment has not experienced significant technological change.

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

Our contract operations and sales activities are conducted throughout North America and internationally, including offshore operations. We currently operate in approximately 30 countries in major oil and natural gas producing areas including the U.S., Argentina, Brazil, Mexico, Italy and the United Arab Emirates. We have fabrication facilities in the U.S., Italy, Singapore, the United Arab Emirates and the United Kingdom.

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

Sources and Availability of Raw Materials

We fabricate compression and production and processing equipment for use in providing contract operations services and for sale to third parties from components and subassemblies, most of which we acquire from a wide range of vendors. These components represent a significant portion of the cost of our compressor and production and processing equipment products. In addition, we fabricate tank farms and fabricate critical process equipment for refinery and petrochemical facilities and other vessels used in production, processing and treating of crude oil and natural gas. Steel is a commodity which can have wide price fluctuations and represents a significant portion of the raw materials for these products. Increases in raw material costs cannot always be offset by increases in our products’ sales prices. While many of our materials and components are available from multiple suppliers at competitive prices, some of the components used in our products are obtained from a limited group of suppliers. We occasionally experience long lead times for components from our suppliers and, therefore, we may at times make purchases in anticipation of future orders.

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

Competitors in the standard equipment market include several large companies and a large number of small, regional fabricators. Competition in the standard equipment market is generally based upon price and availability. Our competition in the custom-engineered market usually consists of larger companies that have the ability to provide integrated projects and product support after the sale. The ability to fabricate these large custom-engineered systems near the point of end-use is often a competitive advantage.

International Operations

We operate in many geographic markets outside North America. At December 31, 2010, approximately 18% of our revenue was generated by our operations in Latin America (primarily in Argentina, Mexico and Brazil) and approximately 36% of our revenue was generated in the Eastern Hemisphere. Changes in local economic or political conditions, particularly in parts of Latin America and Nigeria, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have significant operations that expose us to currency risk in Argentina, Brazil, Italy and Canada.

Additional risks inherent in our international business activities are described in “Risk Factors.” For financial data relating to our geographic concentrations, see Note 24 to the Financial Statements.

Environmental and Other Regulations

Government Regulation

Our operations are subject to stringent and complex U.S. federal, state, local and international laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment and to occupational health and safety. Compliance with these environmental laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory and remedial obligations, and the issuance of injunctions delaying or prohibiting operations. We believe that our operations are in substantial compliance with applicable environmental and health and safety laws and regulations and that continued compliance with currently applicable requirements would not have a material adverse effect on us. However, the clear trend in environmental regulation is to place more restrictions on activities that may affect the environment, and thus, any changes in these laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal, emission or remediation requirements could have a material adverse effect on our results of operations and financial position.

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

On August 20, 2010, the Environmental Protection Agency (“EPA”) published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule will require us to undertake certain expenditures and activities, likely including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at sites that are major sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. On October 19, 2010, we submitted a legal challenge to the U.S. Court of Appeals for the D.C. Circuit and a Petition for Administrative Reconsideration to the EPA for some monitoring aspects of the rule. The legal challenge has been held in abeyance since December 3, 2010, pending the EPA’s consideration of the Petition for Administrative Reconsideration. On January 5, 2011, the EPA approved the request for reconsideration of the monitoring issues and that reconsideration process is ongoing. At this point, we cannot predict when, how or if an EPA or a court ruling would modify the final rule, and as a result we cannot currently accurately predict the cost to comply with the rule’s requirements. Compliance with the final rule is required by October 2013.

In addition, the Texas Commission on Environmental Quality (“TCEQ”) has finalized revisions to certain air permit programs that significantly increase the air permitting requirements for new and certain existing oil and gas production and gathering sites for 23 counties in the Barnett Shale production area. The final rule establishes new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule will become effective for the Barnett Shale production area in April 2011, with the lower emissions standards becoming applicable between 2015 and 2030 depending on the type of engine and the permitting requirements. The cost to comply with the revised air permit programs is not expected to be material at this time. However, the TCEQ has stated it will consider expanding application of the new air permit program statewide. At this point, we cannot predict the cost to comply with such requirements if the geographic scope is expanded.

In June 2010, the EPA formally proposed modifications to existing regulations under the CAA that established new source performance standards for manufacturers, owners and operators of new, modified and reconstructed stationary internal combustion engines. The proposed rule modifications, if adopted as drafted by the EPA, may require us to undertake significant expenditures, including expenditures for purchasing, installing, monitoring and maintaining emissions control equipment on a potentially significant percentage of our natural gas compressor engine fleet. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements. The EPA expects to finalize the proposed rules in May 2011 with an effective date targeted for July 2011.

These new regulations and proposals, when finalized, and any other new regulations requiring the installation of more sophisticated pollution control equipment could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Climate Change

In recent years, the U.S. Congress has been considering legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane, that are understood to contribute to global warming. The American Clean Energy and Security Act of 2009, passed by the House of Representatives, would, if enacted by the full Congress, have required greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other initiatives are expected to be proposed that may be relevant to greenhouse gas emissions issues. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Independent of Congress, the EPA is beginning to adopt regulations controlling greenhouse gas emissions under its existing CAA authority. For example, in September 2009, the EPA adopted a new rule requiring approximately 13,000 facilities comprising a substantial percentage of annual U.S. greenhouse gas emissions to inventory their emissions starting in 2010 and to report those emissions to the EPA beginning in 2011. On November 30, 2010, the EPA finalized additional portions of this inventory rule relating to petroleum and natural gas systems that require inventories for that category of facilities beginning in January 2011 and reporting of those inventories beginning in March 2012. Also, on December 15, 2009, the EPA officially published its finalized determination that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA pave the way for the agency to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the CAA. Further, the EPA in June 2010 published a final rule providing for the tailored applicability of criteria that determine which stationary sources and modification projects become subject to permitting requirements for greenhouse gas emissions under two of the agency’s major air permitting programs. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. In July 2011, the second step of the phase-in will capture sources that have the potential to emit at least 100,000 tons per year of greenhouse gases. Several industry groups and States have challenged both the EPA’s December 15, 2009 determination that greenhouse gases present an endangerment and the EPA’s June 2010 greenhouse gas permitting rules in the D.C. Circuit Court of Appeals. However, absent a court stay or other modification, this new permitting program may affect some of our customers’ largest new or modified facilities going forward.

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

Waste Management and Disposal

The RCRA and analogous state laws and their implementing regulations govern the generation, transportation, treatment, storage and disposal of hazardous and non-hazardous solid wastes. During the course of our operations, we generate wastes (including, but not limited to, used oil, antifreeze, filters, sludges, paints, solvents, and abrasive blasting materials) in quantities regulated under RCRA. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes. CERCLA and analogous state laws and their implementing regulations impose strict, and under certain conditions, joint and several liability without regard to fault or the legality of the original conduct on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include current and past owners and operators of the facility or disposal site where the release occurred and any company that transported, disposed of, or arranged for the transport or disposal of the hazardous substances released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by hazardous substances or other pollutants released into the environment.

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

Employees

As of December 31, 2010, we had approximately 10,100 employees. We believe that our relations with our employees are satisfactory.

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

In connection with projects covered by fixed-price contracts, we generally bear the risk of cost over-runs, operating cost inflation, labor availability and productivity, and supplier and subcontractor pricing and performance unless they result from customer-requested change orders. Under both our fixed-price contracts and our cost-reimbursable contracts, we may rely on third parties for many support services, and we could be subject to liability for their failures. For example, we have experienced losses on certain large fabrication projects that have negatively impacted our fabrication results. Any failure to accurately estimate our costs and the time required for a fixed-price fabrication project could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A reduction in demand for oil or natural gas or prices for those commodities, or instability in the North America or global energy markets, could adversely affect our business.

Our results of operations depend upon the level of activity in the global energy market, including natural gas development, production, processing and transportation. For example, as a result of market conditions in 2009 and early 2010, our North America contract operations and fabrication revenues and bookings decreased and resulted in a decrease in income from continuing operations. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices or significant instability in energy markets. As a result, the demand for our natural gas compression services and oil and natural gas production and processing equipment could be adversely affected. A reduction in demand could also force us to reduce our pricing substantially. Additionally, in North America compression services for our customers’ production from unconventional natural gas sources such as tight sands, shales and coalbeds constitute an increasing percentage of our business. Some of these unconventional sources are less economic to produce in lower natural gas price environments. Further, some of these unconventional sources may not require as much compression or require compression as early in the production life-cycle of an unconventional field or well as has been experienced historically in conventional and other unconventional natural gas sources. These factors could in turn negatively impact the demand for our products and services. A decline in demand for oil and natural gas or prices for those commodities, or instability in the North America or global energy markets could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. A decline in demand for oil and natural gas or prices for those commodities, or instability in the North America or global energy markets could cause a further reduction in demand for our products and services and result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record additional impairments of long-lived assets. For example, during the years ended December 31, 2009 and 2008, we recorded goodwill impairments of $150.8 million and $1,148.4 million, respectively; and during the years ended 2010, 2009 and 2008, we recorded long-lived asset impairments of $146.9 million, $97.0 million and $24.1 million, respectively. In the fourth quarter of 2010, we recorded a $136.0 million impairment for idle units we retired from our fleet and expect to sell. We expect it to take several years to sell these compressor units and, if we are not able to sell these units for the amount we estimated in our impairment analysis, we could be required to record an additional impairment. The impairment of our goodwill, intangible assets or other long-lived assets could have a material adverse effect on our results of operations.

The currently available supply of compression equipment owned by our customers and competitors could cause a further reduction in demand for our products and services and a further reduction in our pricing.

We believe there currently exists a greater supply of idle and underutilized compression equipment owned by our customers and competitors in North America than in recent years, which has limited, and may continue to limit in the near term, our ability to significantly improve our horsepower utilization and pricing and, therefore, revenues. Some of our customers may continue to replace our compression equipment and services with equipment they own or with competitor-owned equipment and may continue to rationalize their amount of compression horsepower. In addition, some of our customers or prospective customers may purchase their own compression equipment in lieu of using our products or services. For example, our total North America operating horsepower decreased by approximately 1% from December 31, 2009 to December 31, 2010. A further reduction in demand for our products and services, or a further reduction in our pricing for our products or services, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We operate in many countries outside the U.S., and these activities accounted for a substantial amount of our revenue for the year ended December 31, 2010. We are exposed to risks inherent in doing business in each of the countries in which we operate. Our operations are subject to various risks unique to each country that could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, as discussed in Note 2 to the Financial Statements, in 2009 the Venezuelan state-owned oil company, Petroleos de Venezuela S.A. (“PDVSA”), assumed control over substantially all of our assets and operations in Venezuela. The risks inherent in our international business activities include the following:

•	difficulties in managing international operations, including our ability to timely and cost effectively execute projects;

•	unexpected changes in regulatory requirements, laws or policies by foreign agencies or governments;

•	work stoppages;

•	training and retaining qualified personnel in international markets;

•	the burden of complying with multiple and potentially conflicting laws and regulations;

•	tariffs and other trade barriers;

•	governmental actions that result in the renegotiation or nullification of existing contracts or otherwise in the deprivation of contract rights and other difficulties in enforcing contractual obligations;

•	governmental actions that result in restricting the movement of property;

•	foreign currency exchange rate risks;

•	difficulty in collecting international accounts receivable;

•	potentially longer receipt of payment cycles;

•	changes in political and economic conditions in the countries in which we operate, including general political unrest, the nationalization of energy related assets, civil uprisings, riots, kidnappings, violence associated with drug cartels and terrorist acts;

•	potentially adverse tax consequences or tax law changes;

•	currency controls or restrictions on repatriation of earnings;

•	expropriation, confiscation or nationalization of property without fair compensation;

•	the risk that our international customers may have reduced access to credit because of higher interest rates, reduced bank lending or a deterioration in our customers’ or their lenders’ financial condition;

•	complications associated with installing, operating and repairing equipment in remote locations;

•	limitations on insurance coverage;

•	inflation;

•	the geographic, time zone, language and cultural differences among personnel in different areas of the world; and

•	difficulties in establishing new international offices and the risks inherent in establishing new relationships in foreign countries.

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

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

Our international operations require us to comply with a number of U.S. and international laws and regulations, including those involving anti-bribery and anti-corruption. For example, the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar international laws and regulations prohibit improper payments to foreign officials for the purpose of obtaining or retaining business. The scope and enforcement of anti-corruption laws and regulations may vary.

We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Our training and compliance program and our internal control policies and procedures may not always protect us from reckless or negligent acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business and operations. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or using other methods that are prohibited by U.S. and international laws and regulations.

To effectively compete in some foreign jurisdictions, we utilize local agents. Although we have procedures and controls in place to monitor internal and external compliance, if we are found to be liable for FCPA or other anti-bribery law violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, including actions taken by our agents), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are exposed to exchange rate fluctuations in the international markets in which we operate. A decrease in the value of any of these currencies relative to the U.S. dollar could reduce profits from international operations and the value of our international net assets.

We operate in many international countries. We anticipate that there will be instances in which costs and revenues will not be exactly matched with respect to currency denomination. We generally do not hedge exchange rate exposures, which exposes us to the risk of exchange rate losses. Gains and losses from the remeasurement of assets and liabilities that are receivable or payable in currency other than our subsidiaries’ functional currency are included in our consolidated statements of operations. In addition, currency fluctuations cause the U.S. dollar value of our international results of operations and net assets to vary with exchange rate fluctuations. This could have a negative impact on our business, financial condition or results of operations. In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations. For example, other (income) expense, net for the year ended December 31, 2010 includes foreign currency gains of $5.4 million compared to a gain of $15.2 million for the year ended December 31, 2009.

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

At December 31, 2010, we had approximately $1.9 billion in outstanding debt obligations. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in the Disclosure Regarding Forward-Looking Statements section included in Part I of this report.

Our substantial debt and associated commitments could have important adverse consequences. For example, these commitments could:

•	make it more difficult for us to satisfy our contractual obligations;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, acquisitions or other corporate requirements;

•	increase our vulnerability to interest rate fluctuations because the interest payments on a portion of our debt are based upon variable interest rates and a portion can adjust based upon our credit statistics;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a disadvantage compared to our competitors that have less debt or less restrictive covenants in such debt; and

•	limit our ability to refinance our debt in the future or borrow additional funds.

We may be vulnerable to interest rate increases due to our floating rate debt obligations.

As of December 31, 2010, after taking into consideration interest rate swaps, we had approximately $131.3 million of outstanding indebtedness that was effectively subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates would result in an annual increase in our interest expense of approximately $1.3 million.

Covenants in our debt agreements may impair our ability to operate our business.

Our senior secured credit facilities, asset-backed securitization facility and the agreements governing certain of our other indebtedness contain various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. For example, we must maintain various consolidated financial ratios including a ratio of EBITDA (defined in our senior secured credit agreement (the “Credit Agreement”) as Adjusted EBITDA) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. As of December 31, 2010, we maintained a 4.3 to 1.0 EBITDA to Total Interest Expense ratio, a 3.9 to 1.0 consolidated Total Debt to EBITDA ratio and a 1.9 to 1.0 Senior Secured Debt to EBITDA ratio. As of December 31, 2010, we were in compliance with all financial covenants under our debt agreements. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impact our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements.

Our Credit Agreement limits our Total Debt to EBITDA ratio to not greater than 5.0 to 1.0. Due to this limitation, only $422.0 million of the combined $1,217.9 million of undrawn capacity under our senior secured credit facility and our asset-backed securitization facility was available for additional borrowings as of December 31, 2010.

The Partnership’s senior secured credit agreement (the “Partnership Credit Agreement”) also contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on its ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Partnership Credit Agreement) and a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.75 to 1.0. The Partnership Credit Agreement allows for the Partnership’s Total Debt to EBITDA ratio to be increased from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes. Therefore, because the Partnership acquired from us additional contract operations customer service agreements and a fleet of compressor units used to provide compression services under those agreements, which met the applicable thresholds, in the third quarter of 2010, the maximum allowed ratio of Total Debt to EBITDA is 5.25 to 1.0 through March 31, 2011, reverting to 4.75 to 1.0 for the quarter ending June 30, 2011 and subsequent quarters. As of December 31, 2010, the Partnership maintained a 5.8 to 1.0 EBITDA to Total Interest Expense ratio and a 3.7 to 1.0 Total Debt to EBITDA ratio.

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

The tax treatment of the Partnership depends on its status as a partnership for U.S. federal income tax purposes, as well as it not being subject to a material amount of entity-level taxation by individual states. The Partnership could lose its status as a partnership for a number of reasons, including not having enough “qualifying income.” If the Internal Revenue Service treats the Partnership as a corporation or if the Partnership becomes subject to a material amount of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to the Partnership’s unitholders and undermine the cost of capital advantage we believe the Partnership has.

The anticipated after-tax economic benefit of an investment in the Partnership’s common units depends largely on it being treated as a partnership for U.S. federal income tax purposes. The Partnership has not received a ruling from the Internal Revenue Service (“IRS”) on this or any other tax matter affecting it.

Despite the fact that the Partnership is a limited partnership under Delaware law, a publicly traded partnership such as the Partnership will be treated as a corporation for federal income tax purposes unless 90% or more of its gross income from its business activities are “qualifying income” under Section 7704(d) of the Internal Revenue Code. “Qualifying income” includes income and gains derived from the exploration, development, production, processing, transportation, storage and marketing of natural gas and natural gas products or other passive types of income such as interest and dividends. Although we do not believe based upon our current operations that the Partnership is treated as a corporation, the Partnership could be treated as a corporation for federal income tax purposes or otherwise subject to taxation as an entity if its gross income is not properly classified as qualifying income, there is a change in the Partnership’s business or there is a change in current law.

If the Partnership were treated as a corporation for U.S. federal income tax purposes, it would pay U.S. federal income tax at the corporate tax rate and would also likely pay state income tax. Treatment of the Partnership as a corporation for U.S. federal income tax purposes would result in a material reduction in the anticipated cash flow and after-tax return to its unitholders, likely causing a substantial reduction in the value of its common units and the amount of distributions that we receive from the Partnership.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including the Partnership, or our investment in the Partnership may be modified by administrative, legislative or judicial interpretation at any time. For example, judicial interpretations of the U.S. federal income tax laws may have a direct or indirect impact on the Partnership’s status as a partnership and, in some instances, a court’s conclusions may heighten the risk of a challenge regarding the Partnership’s status as a partnership. Moreover, members of Congress have recently considered substantive changes to the existing U.S. federal income tax laws that would have affected certain publicly traded partnerships. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the “qualifying income” exception for us to be treated as a partnership for U.S. federal income tax purposes. Although the legislation considered would not have appeared to affect the Partnership’s tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will be reconsidered or will ultimately be enacted. Any such changes or differing judicial interpretations of existing laws could negatively impact the value of our investment in the Partnership and the amount of distributions that we receive from the Partnership.

New regulations, proposed regulations and proposed modifications to existing regulations under the CAA, if implemented, could result in increased compliance costs.

On August 20, 2010, the EPA published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule will require us to undertake certain expenditures and activities, likely including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at major sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. On October 19, 2010, we submitted a legal challenge to the U.S. Court of Appeals for the D.C. Circuit and a Petition for Administrative Reconsideration to the EPA for some monitoring aspects of the rule. The legal challenge has been held in abeyance since December 3, 2010, pending the EPA’s consideration of the Petition for Administrative Reconsideration. On January 5, 2011, the EPA approved the request for reconsideration of the monitoring issues and that reconsideration process is ongoing. At this point, we cannot predict when, how or if an EPA or a court ruling would modify the final rule, and as a result we cannot currently accurately predict the cost to comply with the rule’s requirements. Compliance with the final rule is required by October 2013.

In addition, the TCEQ has finalized revisions to certain air permit programs that significantly increase the air permitting requirements for new and certain existing oil and gas production and gathering sites for 23 counties in the Barnett Shale production area. The final rule establishes new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule will become effective for the Barnett Shale production area in April 2011, with the lower emissions standards becoming applicable between 2015 and 2030 depending on the type of engine and the permitting requirements. The cost to comply with the revised air permit programs is not expected to be material at this time. However, the TCEQ has stated it will consider expanding application of the new air permit program statewide. At this point, we cannot predict the cost to comply with such requirements if the geographic scope is expanded.

In June 2010, the EPA formally proposed modifications to existing regulations under the CAA that established new source performance standards for manufacturers, owners and operators of new, modified and reconstructed stationary internal combustion engines. The proposed rule modifications, if adopted as drafted by the EPA, may require us to undertake significant expenditures, including expenditures for purchasing, installing, monitoring and maintaining emissions control equipment on a potentially significant percentage of our natural gas compressor engine fleet. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements. The EPA expects to finalize the proposed rules in May 2011 with an effective date targeted for July 2011.

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

We are subject to a variety of U.S. federal, state, local and international laws and regulations relating to the environment, health and safety, export controls, currency exchange, labor and employment and taxation. Many of these laws and regulations are complex, change frequently, are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties, imposition of remedial requirements and issuance of injunctions as to future compliance. From time to time, as part of our operations, including newly acquired operations, we may be subject to compliance audits by regulatory authorities in the various countries in which we operate.

Environmental laws and regulations may, in certain circumstances, impose strict liability for environmental contamination, which may render us liable for remediation costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could negatively impact our financial condition, profitability and results of operations.

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

The modification or interpretation of existing environmental laws or regulations, the more vigorous enforcement of existing environmental laws or regulations, or the adoption of new environmental laws or regulations may also negatively impact oil and natural gas exploration and production, gathering and pipeline companies, including our customers, which in turn could have a negative impact on us.

Climate change legislation and regulatory initiatives could result in increased compliance costs.

In recent years, the U.S. Congress has been considering legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane, that are understood to contribute to global warming. The American Clean Energy and Security Act of 2009, passed by the House of Representatives, would, if enacted by the full Congress, have required greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other initiatives are expected to be proposed that may be relevant to greenhouse gas emissions issues. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Independent of Congress, the EPA is beginning to adopt regulations controlling greenhouse gas emissions under its existing CAA authority. For example, in September 2009, the EPA adopted a new rule requiring approximately 13,000 facilities comprising a substantial percentage of annual U.S. greenhouse gas emissions to inventory their emissions starting in 2010 and to report those emissions to the EPA beginning in 2011. On November 30, 2010, the EPA finalized additional portions of this inventory rule relating to petroleum and natural gas systems that require inventories for that category of facilities beginning in January 2011 and reporting of those inventories beginning in March 2012. Also, on December 15, 2009, the EPA officially published its finalized determination that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA pave the way for the agency to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the CAA. Further, the EPA in June 2010 published a final rule providing for the tailored applicability of criteria that determine which stationary sources and modification projects become subject to permitting requirements for greenhouse gas emissions under two of the agency’s major air permitting programs. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. In July 2011, the second step of the phase-in will capture sources that have the potential to emit at least 100,000 tons per year of greenhouse gases. This new permitting program may affect some of our customers’ largest new or modified facilities going forward.

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

The price of our common stock and the Partnership’s common units may be volatile.

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

The Partnership intends to fund its future acquisitions from us with external sources of capital, including additional borrowings under its credit facility and/or public or private offerings of equity or debt. If the Partnership is not able to fund future acquisitions of our U.S. contract operations business, or if we are otherwise unable to consummate additional contributions or sales of our U.S. contract operations business to the Partnership, we may not be able to capitalize on what we believe is the Partnership’s lower cost of capital over time, which could impact our competitive position in the U.S. Additionally, without the proceeds from future contributions or sales of our U.S. contract operations business to the Partnership, we will have less capital to invest to grow our business.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table describes the material facilities we owned or leased as of December 31, 2010:

		Square
Location	Status	Feet	Uses

Houston, Texas	Leased	243,746	Corporate office
Oklahoma City, Oklahoma	Leased	41,250	North America contract operations and aftermarket services
Yukon, Oklahoma	Owned	72,000	North America contract operations and aftermarket services
Belle Chase, Louisiana	Owned	35,000	North America contract operations and aftermarket services
Casper, Wyoming	Owned	28,390	North America contract operations and aftermarket services
Davis, Oklahoma	Owned	393,870	North America contract operations and aftermarket services
Edmonton, Alberta, Canada	Leased	53,557	North America contract operations and aftermarket services
Farmington, New Mexico	Owned	42,097	North America contract operations and aftermarket services
Kilgore, Texas	Owned	32,995	North America contract operations and aftermarket services
Midland, Texas	Owned	53,300	North America contract operations and aftermarket services
Midland, Texas	Owned	22,180	North America contract operations and aftermarket services
Pampa, Texas	Leased	24,000	North America contract operations and aftermarket services
Schulenburg, Texas	Owned	22,675	North America contract operations and aftermarket services
Victoria, Texas	Owned	59,852	North America contract operations and aftermarket services
Camacari, Brazil	Owned	86,111	International contract operations and aftermarket services
Neuquen, Argentina	Leased	47,500	International contract operations and aftermarket services
Reynosa, Mexico	Owned	22,235	International contract operations and aftermarket services
Comodoro Rivadavia, Argentina	Owned	26,000	International contract operations and aftermarket services
Neuquen, Argentina	Owned	30,000	International contract operations and aftermarket services
Santa Cruz, Bolivia	Leased	22,017	International contract operations and aftermarket services
Port Harcourt, Nigeria	Leased	32,808	Aftermarket services
Houma, Louisiana	Owned	60,000	Aftermarket services
Houston, Texas	Owned	343,750	Fabrication
Houston, Texas	Owned	244,000	Fabrication
Broussard, Louisiana	Owned	74,402	Fabrication
Broken Arrow, Oklahoma	Owned	141,549	Fabrication
Aldridge, United Kingdom	Owned	44,700	Fabrication
Columbus, Texas	Owned	219,552	Fabrication
Jebel Ali Free Zone, UAE	Leased	112,378	Fabrication
Hamriyah Free Zone, UAE	Leased	212,742	Fabrication
Mantova, Italy	Owned	654,397	Fabrication
Singapore, Singapore	Leased	111,693	Fabrication

Our executive offices are located at 16666 Northchase Drive, Houston, Texas 77060 and our telephone number is (281) 836-7000.

Item 3.	Legal Proceedings

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

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “EXH.” The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

	Price
	High	Low

Year ended December 31, 2009
First Quarter	$26.99	$14.20
Second Quarter	$23.60	$14.80
Third Quarter	$26.07	$13.69
Fourth Quarter	$26.35	$19.73
Year ended December 31, 2010
First Quarter	$26.46	$19.24
Second Quarter	$30.28	$22.53
Third Quarter	$29.96	$20.00
Fourth Quarter	$27.00	$21.70

On February 17, 2011, the closing price of our common stock was $24.09 per share. As of February 10, 2011, there were approximately 1,100 holders of record of our common stock.

The performance graph below shows the cumulative total stockholder return on our common stock and, prior to the merger, Hanover’s common stock, compared with the S&P 500 Composite Stock Price Index (the “S&P 500 Index”) and the Oilfield Service Index (the “OSX”) over the five-year period beginning on December 31, 2005. The results for the period from December 31, 2005 through August 20, 2007, the date of the merger, reflect Hanover’s historical common stock price adjusted for Hanover’s 0.325 merger exchange ratio. We have used Hanover’s historical common stock price during this period because Hanover was determined to be the acquirer for accounting purposes in the merger. The results for the period from August 21, 2007, when our common stock began trading on the New York Stock Exchange, through December 31, 2010 reflect the price of our common stock. The results are based on an investment of $100 in each of Hanover’s common stock, the S&P 500 Index and the OSX. The graph assumes the reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

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

We have never declared or paid any cash dividends to our stockholders and do not anticipate paying such dividends in the foreseeable future. The board of directors anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to pay down debt, repurchase company stock, or develop and expand our business, except for a portion of the cash flow generated from operations of the Partnership which will be used to pay a distribution on its units. Any future determinations to pay cash dividends to our stockholders will be at the discretion of the board of directors and will be dependent upon our results of operations and financial condition, credit and loan agreements in effect at that time and other factors deemed relevant by the board of directors.

In August 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 2009. In December 2008, our board of directors increased the share repurchase program, from $200 million to $300 million, and extended the expiration date of the authorization, from August 19, 2009 to December 15, 2010. Under the stock repurchase program, we could repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. We also could implement all or part of the repurchases under a Rule 10b5-1 trading plan, so as to provide the flexibility to extend our share repurchases beyond the quarterly purchase window. During the year ended December 31, 2010, we did not repurchase any shares of our common stock under this program. Over the life of the program, we repurchased 5,416,221 shares of our common stock at an aggregate cost of $199.9 million.

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management”) of this report.

Item 6.	Selected Financial Data

In the table below we have presented certain selected financial data for Exterran for each of the five years in the period ended December 31, 2010, which has been derived from our audited consolidated financial statements. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements which are contained in this report (in thousands, except per share data):

	Years Ended December 31,
	2010	2009	2008	2007(1)	2006(1)

Statement of Operations Data:
Revenues	$2,461,533	$2,715,601	$3,024,119	$2,425,788	$1,490,234
Gross margin(2)	804,461	915,582	1,025,732	754,466	482,460
Selling, general and administrative	358,255	337,620	352,899	247,983	183,713
Merger and integration expenses	—	—	11,384	46,201	—
Depreciation and amortization	401,478	352,785	330,886	232,492	160,190
Long-lived asset impairment(3)	146,903	96,988	24,109	61,945	—
Restructuring charges(4)	—	14,329	—	—	—
Goodwill impairment(5)	—	150,778	1,148,371	—	—
Interest expense	136,149	122,845	129,784	130,303	123,541
Debt extinguishment charges(6)	—	—	—	70,150	5,902
Equity in (income) loss of non-consolidated affiliates	609	91,154	(23,974)	(12,498)	(19,430)
Other (income) expense, net(7)	(13,763)	(53,360)	(3,118)	(19,771)	(45,364)
Provision for (benefit from) income taxes	(66,606)	51,667	37,219	1,558	13,181
Income (loss) from continuing operations	(158,564)	(249,224)	(981,828)	(3,897)	60,727
Income (loss) from discontinued operations, net of tax(5)	45,323	(296,239)	46,752	44,773	25,426
Cumulative effect of accounting change, net of tax	—	—	—	—	370
Net income (loss) attributable to noncontrolling interest	(11,416)	3,944	12,273	6,307	—
Net income (loss) attributable to Exterran stockholders	(101,825)	(549,407)	(947,349)	34,569	86,523
Income (loss) per share from continuing operations(8):
Basic	$(1.64)	$(4.12)	$(15.39)	$(0.22)	$1.86
Diluted	$(1.64)	$(4.12)	$(15.39)	$(0.22)	$1.81
Weighted average common and equivalent shares outstanding(8):
Basic	61,995	61,406	64,580	45,580	32,883
Diluted	61,995	61,406	64,580	45,580	36,411
Other Financial Data:
EBITDA, as adjusted(9)	$455,106	$615,955	$699,925	$545,495	$327,217
Capital expenditures:
Contract Operations Equipment:
Growth	$127,738	$247,272	$257,119	$169,613	$105,148
Maintenance	72,266	83,353	130,980	109,182	80,352
Other	35,986	38,276	77,637	44,003	46,802
Cash flows provided by (used in):
Operating activities	$364,375	$477,518	$486,055	$238,712	$206,557
Investing activities	6,400	(301,000)	(582,901)	(302,268)	(168,168)
Financing activities	(408,032)	(224,004)	86,398	135,727	(18,134)
Balance Sheet Data:
Cash and cash equivalents	$44,616	$83,745	$123,906	$144,801	$69,861
Working capital(10)	402,401	582,128	777,909	670,482	326,565
Property, plant and equipment, net	3,092,652	3,404,354	3,436,222	3,306,303	1,672,938
Total assets	4,741,536	5,292,948	6,092,627	6,863,523	3,070,889
Debt	1,897,147	2,260,936	2,512,429	2,333,924	1,369,931
Total Exterran stockholders’ equity	1,609,448	1,639,997	2,043,786	3,162,260	1,014,282

(1)	Universal’s financial results have been included in our consolidated financial statements after the merger date on August 20, 2007. Financial information for periods prior to 2007 is not comparable with 2007 or subsequent periods due to the impact of this business combination on our financial position and results of operation.

(2)	Gross margin, a non-GAAP financial measure, is defined, reconciled to net income (loss) and discussed further in Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

(3)	For the year ended December 31, 2010: During December 2010, we completed an evaluation of our longer-term strategies and, as a result, determined to retire and sell approximately 1,800 idle compressor units, or approximately 600,000 horsepower, that were previously used to provide services in our North America and international contract operations businesses. As a result of our decision to sell these compressor units, we performed an impairment review and based on that review, have recorded a $136.0 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds as compared to other fleet units we have recently sold, as well as our review of other units that were recently for sale by third parties. During 2010, we also reviewed the idle compression assets used in our contract operations segments for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. We determined that 323 units representing 61,400 horsepower would be retired from the fleet. We performed a cash flow analysis of the expected proceeds from the disposition of these units to determine the fair value of the assets. The net book value of these assets exceeded the fair value by $7.6 million and this amount was recorded as a long-lived asset impairment. In addition, in the fourth quarter of 2010, 105 fleet units that were previously utilized in our international contract operations segment were damaged in a flood, resulting in a long-lived asset impairment of $3.3 million.

For the year ended December 31, 2009: As a result of a decline in market conditions and operating horsepower in North America during 2009, we reviewed the idle compression assets used in our contract operations segments for units that were not of the type, configuration, make or model that were cost efficient to maintain and operate. As a result of that review, we determined that 1,232 units representing 264,900 horsepower would be retired from the fleet. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the fleet assets we will no longer utilize in our operations. The net book value of these assets exceeded the fair value by $91.0 million and this amount was recorded as a long-lived asset impairment. In addition, during the year ended December 31, 2009, we recorded $6.0 million of facility impairments.

For the year ended December 31, 2008: During 2008, management identified certain fleet units that would not be used in our contract operations business in the future and recorded a $1.5 million impairment at that time. During 2008, we also recorded a $1.0 million impairment related to the loss sustained on offshore units that were on platforms that capsized during Hurricane Ike.

We were involved in a project in the Cawthorne Channel in Nigeria (the “Cawthorne Channel Project”) to process natural gas from certain Nigerian oil and natural gas fields. As a result of operational difficulties and taking into consideration the project’s historical performance and declines in commodity prices, we undertook an assessment of our estimated future cash flows from the Cawthorne Channel Project. Based on the analysis, we did not believe that we would recover all of our remaining investment in the Cawthorne Channel Project. Accordingly, we recorded an impairment charge of $21.6 million in our 2008 results to reduce the carrying amount of our assets associated with the Cawthorne Channel Project to their estimated fair value, which is reflected in Long-lived asset impairment expense in our consolidated statements of operations.

For the year ended December 31, 2007: Following the completion of the merger with Universal, management reviewed our fleet for units that would not be of the type, configuration, make or model that management would want to continue to offer after the merger due to the cost to refurbish the equipment, the incremental costs of maintaining more types of equipment and the increased financial flexibility of the new company to build new units in the configuration currently in demand by our customers. As a result of this review, we recorded an impairment to our fleet assets of $61.9 million in 2007.

(4)	As a result of the reduced level of demand for our products and services, our management approved a plan in March 2009 to close certain facilities to consolidate our compression fabrication activities in our fabrication segment. These actions were the result of significant fabrication capacity stemming from the

2007 merger that created Exterran and the lack of consolidation of this capacity since that time, as well as the anticipated continuation of current weaker global economic and energy industry conditions. The consolidation of those compression fabrication activities was completed in September 2009. In August 2009, we announced our plan to consolidate certain fabrication operations in Houston, including the closure of two facilities in Texas. However, due to a subsequent improvement in bookings for certain of our production and processing equipment products, we ultimately decided to close only one of the fabrication facilities in Texas. In addition, we implemented cost reduction programs during 2009 primarily related to workforce reductions across all of our segments.

(5)	As discussed in Note 2 to the Financial Statements, on June 2, 2009, PDVSA commenced taking possession of our assets and operations in Venezuela. By the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. As a result of PDVSA taking possession of substantially all of our assets and operations in Venezuela, we recorded asset impairments totaling $329.7 million, primarily related to receivables, inventory, fixed assets and goodwill, during the year ended December 31, 2009, which is reflected in Income (loss) from discontinued operations. In addition, we determined that this event could indicate an impairment of our international contract operations and aftermarket services reporting units’ goodwill and therefore performed a goodwill impairment test for these reporting units in the second quarter of 2009. Our international contract operations reporting unit failed the goodwill impairment test, and we recorded an impairment of goodwill in our international contract operations reporting unit of $150.8 million in the second quarter of 2009. The $32.6 million of goodwill related to our Venezuela contract operations and aftermarket services businesses was also written off in the second quarter of 2009 as part of our loss from discontinued operations. The decrease in value of our international contract operations reporting unit was primarily caused by the loss of our operations in Venezuela.

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

(6)	In the third quarter of 2007, we refinanced a significant portion of Universal’s and Hanover’s debt that existed before the merger. We recorded $70.2 million of debt extinguishment charges related to this refinancing. The charges related to a call premium and tender fees paid to retire various Hanover notes that were part of the debt refinancing and a charge of $16.4 million related to the write-off of deferred financing costs in conjunction with the refinancing.

(7)	During the year ended December 31, 2009, we recorded a pre-tax gain of approximately $20.8 million on the sale of our investment in the subsidiary that owns the barge mounted processing plant and certain other related assets used on the Cawthorne Channel Project and a foreign currency gain of $15.2 million. Our foreign currency gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates.

During the year ended December 31, 2006, we recorded a pre-tax gain of $28.4 million on the sale of our U.S. amine treating business and an $8.0 million pre-tax gain on the sale of assets used in our fabrication facility in Canada.

(8)	As a result of the merger between Hanover and Universal, each outstanding share of common stock of Universal was converted into one share of Exterran common stock and each outstanding share of Hanover common stock was converted into 0.325 shares of Exterran common stock. All share and per share amounts have been retroactively adjusted to reflect the conversion ratio of Hanover common stock for all periods presented.

(9)	EBITDA, as adjusted, a non-GAAP financial measure, is defined, reconciled to net income (loss) and discussed further in Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

(10)	Working capital is defined as current assets minus current liabilities.

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

The following table reconciles our net income (loss) to gross margin (in thousands):

	Years Ended December 31,
	2010	2009	2008	2007	2006

Net income (loss)	$(113,241)	$(545,463)	$(935,076)	$40,876	$86,523
Selling, general and administrative	358,255	337,620	352,899	247,983	183,713
Merger and integration expenses	—	—	11,384	46,201	—
Depreciation and amortization	401,478	352,785	330,886	232,492	160,190
Long-lived asset impairment	146,903	96,988	24,109	61,945	—
Restructuring charges	—	14,329	—	—	—
Goodwill impairment	—	150,778	1,148,371	—	—
Interest expense	136,149	122,845	129,784	130,303	123,541
Debt extinguishment charges	—	—	—	70,150	5,902
Equity in (income) loss of non-consolidated affiliates	609	91,154	(23,974)	(12,498)	(19,430)
Other (income) expense, net	(13,763)	(53,360)	(3,118)	(19,771)	(45,364)
Provision for (benefit from) income taxes	(66,606)	51,667	37,219	1,558	13,181
(Income) loss from discontinued operations, net of tax	(45,323)	296,239	(46,752)	(44,773)	(25,426)
Cumulative effect of accounting change, net of tax	—	—	—	—	(370)

Gross margin	$804,461	$915,582	$1,025,732	$754,466	$482,460

We define EBITDA, as adjusted, as net income (loss) plus income (loss) from discontinued operations (net of tax), cumulative effect of accounting changes (net of tax), income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, merger and integration expenses, restructuring charges and other charges. We believe EBITDA, as adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), tax consequences, impairment charges, merger and integration expenses, restructuring charges and other charges. Management uses EBITDA, as adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. Our EBITDA, as adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

EBITDA, as adjusted, is not a measure of financial performance under GAAP, and should not be considered in isolation or as an alternative to net income (loss), cash flows from operating activities and other measures determined in accordance with GAAP. Items excluded from EBITDA, as adjusted, are significant and necessary components to the operations of our business, and, therefore, EBITDA, as adjusted, should only be used as a supplemental measure of our operating performance.

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Years Ended December 31,
	2010	2009	2008	2007	2006

Net income (loss)	$(113,241)	$(545,463)	$(935,076)	$40,876	$86,523
(Income) loss from discontinued operations, net of tax	(45,323)	296,239	(46,752)	(44,773)	(25,426)
Cumulative effect of accounting change, net of tax	—	—	—	—	(370)
Merger and integration expenses	—	—	11,384	46,201	—
Depreciation and amortization	401,478	352,785	330,886	232,492	160,190
Long-lived asset impairment	146,903	96,988	24,109	61,945	—
Restructuring charges	—	14,329	—	—	—
Investment in non-consolidated affiliates impairment	609	96,593	—	6,743	—
Goodwill impairment	—	150,778	1,148,371	—	—
Interest expense	136,149	122,845	129,784	130,303	123,541
Debt extinguishment charges	—	—	—	70,150	5,902
Gain on sale of our investment in the subsidiary that owns the barge mounted processing plant and other related assets used on the Cawthorne Channel Project	(4,863)	(20,806)	—	—	—
Gain on sale of U.S. amine contract operations assets	—	—	—	—	(28,368)
Gain on sale of fabrication facility in Canada	—	—	—	—	(7,956)
Provision for (benefit from) income taxes	(66,606)	51,667	37,219	1,558	13,181

EBITDA, as adjusted	$455,106	$615,955	$699,925	$545,495	$327,217

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a global market leader in the full-service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, fabrication and aftermarket services. In our contract operations business line, we own a fleet of natural gas compression equipment and crude oil and natural gas production and processing equipment that we utilize to provide operations services to our customers. In our fabrication business line, we fabricate and sell equipment similar to the equipment that we own and utilize to provide contract operations to our customers. We also fabricate the equipment utilized in our contract operations services. In addition, our fabrication business line provides engineering, procurement and fabrication services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants. In our Total Solutions projects, which we offer to our customers on either a contract operations basis or a sale basis, we provide the engineering design, project management, procurement and construction services necessary to incorporate our products into complete production, processing and compression facilities. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, processing, gas treating and other equipment.

Industry Conditions and Trends

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of, oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our contract operations business will typically be less impacted by commodity prices than certain other energy service products and services, changes in oil and natural gas exploration and production spending will normally result in changes in demand for our products and services.

Natural Gas Consumption and Production.  Natural gas consumption in the U.S. for the twelve months ended November 30, 2010 increased by approximately 5% over the twelve months ended November 30, 2009, is expected to increase by 0.3% in 2011, and is expected to increase by an average of 0.3% per year thereafter until 2035, according to the EIA. Natural gas consumption worldwide is projected to increase by 1.3% per year until 2035, according to the EIA.

Natural gas marketed production in the U.S. for the twelve months ended November 30, 2010 increased by approximately 3% over the twelve months ended November 30, 2009. In 2009, the U.S. accounted for an estimated annual production of approximately 22 trillion cubic feet of natural gas, or 20% of the worldwide total of approximately 110 trillion cubic feet. The EIA estimates that the U.S.’s natural gas production level will be approximately 23 trillion cubic feet in 2035, or 15% of the projected worldwide total of approximately 155 trillion cubic feet.

Our Performance Trends and Outlook

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression and oil and natural gas production and processing and our customers’ decisions regarding whether to utilize our products and services rather than utilize products and services from our competitors. In particular, many of our North America contract operations agreements with customers have short initial terms. We cannot be certain that these contracts will be renewed after the end of the initial contractual term, and any such nonrenewal, or renewal at a reduced rate, could adversely impact our results of operations.

During 2010, we began to see an increase in overall natural gas activity in North America; however, given our focus on the production of, rather than the exploration for, natural gas, we did not experience an increase in customer activity in our contract operations and fabrication business segments in the North America market until the second half of 2010. Consequently, although our total operating horsepower in North America decreased by approximately 1% or 30,000 in the year ended December 31, 2010, our horsepower increased by approximately 21,000 in the second half of 2010. We believe the activity levels in North America will continue to increase in 2011, particularly in shale plays and areas focused on the production of natural gas liquids. We anticipate this activity will result in higher demand for our compression and production and processing equipment, which we believe should result in increasing revenues through 2011. However, we believe this increase would be impacted if there is a significant change in oil or natural gas prices. In addition, we believe that there continues to be uncertainty around natural gas supply and demand and natural gas prices that together with the current available supply of idle and underutilized compression equipment owned by our customers and competitors, that could make it challenging for us to significantly improve our North America contract operations horsepower utilization and pricing.

In international markets, we believe there will continue to be demand for our contract operations and Total Solutions projects, and we expect to have opportunities to grow our international business through our contract operations, aftermarket services and fabrication business segments over the long term. However, as industry capital spending declined in 2009 and 2010, our fabrication business segment experienced a reduction in demand. This decline in demand for our fabrication products led to a reduction in our fabrication backlog and revenue for the year ended December 31, 2010.

Our level of capital spending depends on our forecast for the demand for our products and services and the equipment we require to provide services to our customers. As we believe there will be increased activity in certain North America natural gas plays, we anticipate investing more capital in our contract operations fleet than we have in the recent past. Based on current market conditions, we expect that net cash provided by operating activities and availability under our credit facilities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through December 31, 2011; however, to the extent it is not, we may seek additional debt or equity financing.

We have credit facilities that mature in the next few years that we expect to refinance over time and prior to their maturity date. We cannot predict the potential terms of any new or revised credit facilities; however, based on current market conditions, we expect that the interest rate under any replacement facility would be higher than in the current facilities and therefore would lead to higher interest expense in future periods. For example, on November 3, 2010, the Partnership entered into an amendment and restatement of its senior secured credit facility that resulted in an increase in the interest rates on its senior secured credit facility. See “— Liquidity and Capital Resources” for additional information about this refinancing.

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

North America Compression Fleet Utilization and Pricing.  Our ability to increase our revenues in our North America contract operations business is dependent in large part on our ability to increase the utilization of our idle fleet and to add new compression units to our fleet in areas where we see key market opportunities. During 2010, we began to see an increase in overall natural gas activity in North America; however, given our focus on the production of, rather than the exploration for, natural gas, we did not experience an increase in customer activity in our contract operations and fabrication business segments in the North America market until the second half of 2010. Consequently, although our total operating horsepower in North America decreased by approximately 1% or 30,000 in the year ended December 31, 2010, our horsepower increased by approximately 21,000 in the second half of 2010. We believe the activity levels in North America will continue to increase in 2011, particularly in shale plays and areas focused on the production of natural gas liquids. We anticipate this activity will result in higher demand for our compression and production and processing equipment, which we believe should result in increasing revenues through 2011. However, we believe this increase would be impacted if there is a significant change in oil or natural gas prices. In addition, we believe that there continues to be uncertainty around natural gas supply and demand and natural gas prices that together with the current available supply of idle and underutilized compression equipment owned by our customers and competitors, could make it challenging for us to significantly improve our North America contract operations horsepower utilization and pricing.

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

Personnel, Hiring, Training and Retention.  Both in North America and internationally, we believe our ability to grow will be challenged by our ability to hire, train and retain qualified personnel. Although we have been able to satisfy our personnel needs thus far, retaining employees continues to be a challenge. To increase retention of qualified operating personnel, we have instituted programs that enhance skills and provide on-going training. Our ability to continue our growth will depend in part on our success in hiring, training and retaining these employees.

Decline in Activity in the Global Energy Markets.  Our results of operations depend upon the level of activity in the global energy markets, including natural gas development, production, processing and transportation. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices or significant instability in energy markets. We believe the longer lead times for the development of international energy projects may continue to negatively impact the level of capital spending by our customers and, therefore, our business activity in the near term.

Summary of Results

As discussed in Note 2 to the Financial Statements of this report, the results from continuing operations for all periods presented exclude the results of our Venezuela international contract operations and aftermarket services businesses. Those results are now reflected in discontinued operations for all periods presented.

Net income (loss) attributable to Exterran stockholders and EBITDA, as adjusted.  We recorded a consolidated net loss attributable to Exterran stockholders of $101.8 million, $549.4 million and $947.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. We recorded EBITDA, as adjusted, of $455.1 million, $616.0 million and $699.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net loss attributable to Exterran stockholders and EBITDA, as adjusted in the year ended December 31, 2010 was negatively impacted by reduced gross margin in our North America contract operations and our fabrication businesses caused by challenging market conditions. Net loss attributable to Exterran stockholders for the year ended December 31, 2010 was also negatively impacted by long-lived asset impairments of $146.9 million. Net loss attributable to Exterran stockholders for the years ended December 31, 2009 and 2008 was also negatively impacted by goodwill impairments of $150.8 million and $1,148.4 million, respectively. For a reconciliation of EBITDA, as adjusted, to net income, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measure”) of this report.

Results by Business Segment.  The following table summarizes revenue, gross margin and gross margin percentages for each of our business segments (dollars in thousands):

	Years Ended December 31,
	2010	2009	2008

Revenue:
North America Contract Operations	$608,065	$695,315	$790,573
International Contract Operations	465,144	391,995	379,817
Aftermarket Services	322,097	308,873	364,157
Fabrication	1,066,227	1,319,418	1,489,572

	$2,461,533	$2,715,601	$3,024,119

Gross Margin(1):
North America Contract Operations	$307,379	$396,601	$448,708
International Contract Operations	289,787	242,742	234,911
Aftermarket Services	45,790	62,987	72,597
Fabrication	161,505	213,252	269,516

	$804,461	$915,582	$1,025,732

Gross margin percentage(2):
North America Contract Operations	51%	57%	57%
International Contract Operations	62%	62%	62%
Aftermarket Services	14%	20%	20%
Fabrication	15%	16%	18%

(1)	Defined as revenue less cost of sales, excluding depreciation and amortization expense.

(2)	Defined as gross margin divided by revenue.

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, horsepower utilization percentages and fabrication backlog (horsepower in thousands and dollars in millions):

	December 31,
	2010	2009	2008

Total Available Horsepower (at period end):
North America	3,701	4,321	4,570
International	1,200	1,234	1,177

Total	4,901	5,555	5,747

Total Operating Horsepower (at period end):
North America	2,837	2,867	3,455
International	981	1,032	1,060

Total	3,818	3,899	4,515

Total Operating Horsepower (average during the year):
North America	2,832	3,143	3,501
International	1,024	1,033	1,038

Total	3,856	4,176	4,539

Horsepower Utilization (at period end):
North America	77%	66%	76%
International	82%	84%	90%
Total	78%	70%	79%

	December 31,
	2010	2009	2008

Compressor and Accessory Fabrication Backlog	$220.2	$296.9	$395.5
Production and Processing Equipment Fabrication Backlog	483.3	515.6	732.7

Fabrication Backlog	$703.5	$812.5	$1,128.2

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Summary of Business Segment Results

North America Contract Operations
(Dollars in thousands)

	Years Ended December 31,		Increase
	2010	2009	(Decrease)

Revenue	$608,065	$695,315	(13)%
Cost of sales (excluding depreciation and amortization expense)	300,686	298,714	1%

Gross margin	$307,379	$396,601	(22)%
Gross margin percentage	51%	57%	(6)%

The decrease in revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) was primarily due to a 10% decrease in average operating horsepower and a 3% reduction in our revenue per average operating horsepower in the year ended December 31, 2010 compared to the year ended December 31, 2009. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP in Selected Financial Data — Non-GAAP Financial Measures in Part II, Item 6 of this report. Our operating horsepower declined by 30,000 and 588,000 during the years ended December 31, 2010 and 2009, respectively, although our operating horsepower increased by approximately 21,000 in the second half of 2010. The decrease in average operating horsepower and pricing was due to the challenging market conditions in the North America natural gas energy industry and the full year impact of the reduction of contract operation services by customers during 2009. The decrease in gross margin and gross margin percentage was also due to the decline in average revenue per horsepower and an increase in our field operating expenses.

International Contract Operations
(Dollars in thousands)

	Years Ended December 31,		Increase
	2010	2009	(Decrease)

Revenue	$465,144	$391,995	19%
Cost of sales (excluding depreciation and amortization expense)	175,357	149,253	17%

Gross margin	$289,787	$242,742	19%
Gross margin percentage	62%	62%	0%

The increase in revenue and gross margin in the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily the result of a $60.5 million increase in revenue in Indonesia and Brazil due to the start-up of new projects and a $9.0 million increase in revenues in Brazil due to the early termination of a project. Gross margin percentage in the year ended December 31, 2010 compared to the prior year benefited from revenue with little incremental cost from the early termination of the project in Brazil. This increase was offset by lower margins in Brazil (excluding the impact of the project terminated early) and Argentina due to higher operating costs, primarily caused by inflation and increased compensation costs.

Aftermarket Services
(Dollars in thousands)

	Years Ended December 31,		Increase
	2010	2009	(Decrease)

Revenue	$322,097	$308,873	4%
Cost of sales (excluding depreciation and amortization expense)	276,307	245,886	12%

Gross margin	$45,790	$62,987	(27)%
Gross margin percentage	14%	20%	(6)%

The increase in revenue in the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to a $22.8 million increase in international revenues as a result of growth in the Eastern Hemisphere and Brazil that was partially offset by a $9.5 million decrease in North America revenues in the year ended December 31, 2010. The decrease in North America revenues and the decrease in overall gross margin percentage in the year ended December 31, 2010 compared to the prior year were primarily due to changes in market conditions that have led to a more competitive environment.

Fabrication
(Dollars in thousands)

	Years Ended December 31,		Increase
	2010	2009	(Decrease)

Revenue	$1,066,227	$1,319,418	(19)%
Cost of sales (excluding depreciation and amortization expense)	904,722	1,106,166	(18)%

Gross margin	$161,505	$213,252	(24)%
Gross margin percentage	15%	16%	(1)%

The decrease in revenue in the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to a $61.0 million reduction in compressor and accessory fabrication product line revenue and a $205.2 million reduction in revenue from our Belleli subsidiary that provides engineering, procurement and fabrication services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants. The decrease in fabrication revenue was due to weaker market conditions in 2009 and early 2010 that led to lower North American compression and accessory fabrication orders and an overall slowdown in international project awards. Although gross margin percentage was relatively stable, gross margin in dollar terms declined as a result of the reduction in revenues.

Costs and Expenses
(Dollars in thousands)

	Years Ended December 31,		Increase
	2010	2009	(Decrease)

Selling, general and administrative	$358,255	$337,620	6%
Depreciation and amortization	401,478	352,785	14%
Long-lived asset impairment	146,903	96,988	51%
Restructuring charges	—	14,329	(100)%
Goodwill impairment	—	150,778	(100)%
Interest expense	136,149	122,845	11%
Equity in (income) loss of non-consolidated affiliates	609	91,154	(99)%
Other (income) expense, net	(13,763)	(53,360)	(74)%

The increase in SG&A expense during the year ended December 31, 2010 was primarily due to an increase in compensation costs primarily driven by the growth in our international contract operations and international aftermarket services businesses. As a percentage of revenue, SG&A expense for the year ended December 31, 2010 and 2009 was 15% and 12%, respectively. The increase in SG&A expense as a percentage of revenue was due to the reduction in revenues in our North America contract operations and our fabrication businesses without a corresponding decrease in SG&A expense during the year ended December 31, 2010 compared to the prior year.

The increase in depreciation and amortization expense during the year ended December 31, 2010 compared to the prior year was primarily due to property, plant and equipment additions for new international contract operations projects.

During December 2010, we completed an evaluation of our longer-term strategies and, as a result, determined to retire and sell approximately 1,800 idle compressor units, or approximately 600,000 horsepower, that were previously used to provide services in our North America and international contract operations businesses. As a result of our decision to sell these compressor units, we performed an impairment review and based on that review, have recorded a $136.0 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds as compared to other fleet units we have recently sold, as well as our review of other units that were recently for sale by third parties. We expect it will take several years to sell these compressor units and, if we are not able to sell these units for the amount we estimated in our impairment analysis, we could be required to record additional impairments in future periods.

This decision is part of our longer-term strategy to upgrade our fleet. As part of this strategy, we also currently plan to invest more than we have in the recent past to add newly built compressor units to our fleet. We expect to focus this investment on key growth areas, including providing compression and processing services to producers of natural gas from shale plays and natural gas liquids.

As a result of a decline in market conditions in North America during 2010 and 2009, we reviewed the idle compression assets used in our contract operations segments for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. We performed a cash flow analysis of the expected proceeds from the salvage value of 323 and 1,232 units, representing 61,400 and 264,900 horsepower, respectively, for the years ended December 31, 2010 and 2009, respectively. The net book value of these assets exceeded their fair value by $7.6 million and $91.0 million for the years ended December 31, 2010 and 2009, respectively, and this difference was recorded as a long-lived asset impairment. In addition, in the fourth quarter of 2010, 105 fleet units that were previously utilized in our international contract operations segment were damaged in a flood, resulting in a long-lived asset impairment of $3.3 million. Long-lived asset impairment for the year ended December 31, 2009 also includes facility impairments of $6.0 million. See Note 14 to the Financial Statements for further discussion of the long-lived asset impairments.

Restructuring charges were $14.3 million for the year ended December 31, 2009. These expenses were due to our efforts to adjust our costs to our forecasted business activity levels and included severance, retention and employee benefit costs and other facility closure and moving costs resulting from our decision to close and consolidate certain of our fabrication facilities. See Note 15 to the Financial Statements for further discussion of the restructuring charges.

We recorded a goodwill impairment charge of $150.8 million in the second quarter of 2009 related to our international contract operations segment in conjunction with the expropriation of our assets and operations in Venezuela. See Note 9 to the Financial Statements for further discussion of this charge.

The increase in interest expense during the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to an increase in the average effective interest rate on our debt, including the impact of interest rate swaps, to 6.3% for the year ended December 31, 2010 from 4.8% for the year ended December 31, 2009. The increase in our average effective interest rate is primarily due to the refinancing of portions of our outstanding debt at higher interest rates, including the 11.67% effective interest rate on our 4.25% convertible senior notes issued in June 2009 and due 2014 (the “4.25% Notes”). This increase was partially offset by a lower average debt balance during the year ended December 31, 2010 compared to the year ended December 31, 2009.

Equity in loss of non-consolidated affiliates for the year ended December 31, 2009 related to impairments recorded due to a loss in fair value of our investments in non-consolidated affiliates in Venezuela that was not temporary. We currently do not expect to have significant equity earnings in non-consolidated affiliates in the future from these investments. Our non-consolidated affiliates are expected to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investments treaties and customary international law, which could result in us recording a gain on our investment in future periods. However, we are unable to predict what, if any, compensation we ultimately will receive or when we may receive any such compensation. See Note 8 to the Financial Statements for further discussion of our investments in non-consolidated affiliates.

The decrease in other (income) expense, net, was primarily due to a $30.9 million decrease in gains on asset sales for the year ended December 31, 2010 compared to the year ended December 31, 2009. In addition, foreign currency gain was $5.4 million for the year ended December 31, 2010 compared to a gain of $15.2 million for the year ended December 31, 2009. Our foreign currency gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates. The foreign currency gain for the year ended December 31, 2009 was primarily caused by changes in the translation rates between the U.S. dollar and the Brazilian real and Argentine peso. The change in other (income) expense, net was also impacted by $5.1 million of importation penalties in Brazil for the year ended December 31, 2010.

Income Taxes
(Dollars in thousands)

	Years Ended December 31,		Increase
	2010	2009	(Decrease)

Provision for (benefit from) income taxes	$(66,606)	$51,667	(229)%
Effective tax rate	29.6%	(26.2)%	55.8%

The increase in our effective tax rate in the year ended December 31, 2010 compared to the year ended December 31, 2009 was impacted by the $96.6 million impairment reflected in equity in loss of non-consolidated affiliates and the $150.8 million non-deductible goodwill impairment, which together led to only an $8.4 million tax benefit during the year ended December 31, 2009. Additionally in 2009, we had a $14.5 million reduction in deferred tax assets resulting from the restructuring of certain international operations, a $7.7 million charge for unrecognized tax benefits related to uncertain tax positions in foreign jurisdictions and a $5.0 million charge for valuation allowances recorded against net operating losses of certain foreign subsidiaries. Our effective tax rate was further increased due to a $3.9 million net tax benefit recorded on the sale of loans and interest in an entity related to a project in Nigeria in the year ended December 31, 2010. These factors that increased our effective tax rate were partially offset by the impact of larger pre-tax losses in low-tax, or tax-free jurisdictions in the year ended December 31, 2010 compared to the prior year.

Discontinued Operations
(Dollars in thousands)

	Years Ended December 31,		Increase
	2010	2009	(Decrease)

Income (loss) from discontinued operations, net of tax	$45,323	$(296,239)	115%

Income from discontinued operations, net of tax for the year ended December 31, 2010 includes a benefit of $41.0 million from payments received from PDVSA and its affiliates for the fixed assets for two projects. These payments relate to the recovery of the loss we recognized on the value of the equipment for these projects in the second quarter of 2009. Additionally, in January 2010, the Venezuelan government announced a devaluation of the Venezuelan bolivar. This devaluation resulted in a translation gain of approximately $12.2 million on the remeasurement of our net liability position in Venezuela. The functional currency of our Venezuela subsidiary is the U.S. dollar and we had more liabilities than assets denominated in bolivars in Venezuela at the time of the devaluation. The exchange rate used to remeasure our net liabilities changed from 2.15 bolivars per U.S. dollar at December 31, 2009 to 4.3 bolivars per U.S. dollar in January 2010.

As discussed in Note 2 to the Financial Statements, on June 2, 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela. As of June 30, 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. As a result of PDVSA taking possession of substantially all of our assets and operations in Venezuela, we recorded asset impairments totaling $329.7 million, primarily related to receivables, inventory, fixed assets and goodwill, during the year ended December 31, 2009. These asset impairments were partially offset by a tax benefit of $18.6 million primarily from the reversal of deferred income taxes related to our Venezuelan operations in the year ended December 31, 2009.

Noncontrolling Interest

As of December 31, 2010, noncontrolling interest is primarily comprised of the portion of the Partnership’s earnings that is applicable to the limited partner interest in the Partnership that we do not own. As of December 31, 2010, public unitholders held a 42% ownership interest in the Partnership.

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

Costs and expenses
(Dollars in thousands)

	Years Ended December 31,		Increase
	2009	2008	(Decrease)

Selling, general and administrative	$337,620	$352,899	(4)%
Merger and integration expenses	—	11,384	(100)%
Depreciation and amortization	352,785	330,886	7%
Long-lived asset impairment	96,988	24,109	302%
Restructuring charges	14,329	—	n/a
Goodwill impairment	150,778	1,148,371	(87)%
Interest expense	122,845	129,784	(5)%
Equity in (income) loss of non-consolidated affiliates	91,154	(23,974)	(480)%
Other (income) expense, net	(53,360)	(3,118)	1,611%

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

As a result of a decline in market conditions and operating horsepower in North America during 2009, we reviewed the idle compression assets used in our contract operations segments for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. As a result of that review, we determined that 1,232 units representing 264,900 horsepower would be retired from the fleet. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the fleet assets we will no longer utilize in our operations. The net book value of these assets exceeded the fair value by $91.0 million and this amount was recorded as a long-lived asset impairment. During 2008, management identified certain fleet units that would not be used in our contract operations business in the future and recorded a $1.5 million impairment. During 2008, we also recorded a $1.0 million impairment related to the loss sustained on offshore units that were on platforms which capsized during Hurricane Ike. These impairments are recorded in Long-lived asset impairment expense in the consolidated statements of operations. In addition, during the year ended December 31, 2009 we recorded facility impairments of $6.0 million. See Note 14 to the Financial Statements for further discussion of the long-lived asset impairments.

We were involved in the Cawthorne Channel Project to process natural gas from certain Nigerian oil and natural gas fields. The area in Nigeria where the Cawthorne Channel Project was located experienced local civil unrest and violence, and natural gas delivery to the Cawthorne Channel Project was stopped for significant periods of time starting in June 2006. Additionally, in late July 2008, a vessel owned by a third party that provided storage and splitting services for the liquids processed by our facility was the target of a local security incident. As a result, the Cawthorne Channel Project only operated for limited periods of time beginning in June 2006. As a result of operational difficulties and taking into consideration the project’s historical performance and declines in commodity prices, we undertook an assessment of our estimated future cash flows from the Cawthorne Channel Project. Based on the analysis we completed, we did not believe that we would recover all of our remaining investment in the Cawthorne Channel Project. Accordingly, we recorded an impairment charge of $21.6 million in our 2008 results to reduce the carrying amount of our assets associated with the Cawthorne Channel Project to their estimated fair value, which is reflected in Long-lived asset impairment expense in our consolidated statements of operations. During the fourth quarter of 2009, we recorded a pre-tax gain of approximately $20.8 million on the sale of our investment in the subsidiary that owns the barge mounted processing plant and certain other related assets used on the Cawthorne Channel Project. This gain is recorded in Other (income) expense, net in our consolidated statements of operations.

Restructuring charges of $14.3 million for the year ended December 31, 2009 were incurred due to our efforts to adjust our costs to our forecasted business activity levels and included facility impairments, severance and employee benefit costs and other facility closure and moving costs resulting from our decision to close and consolidate certain of our fabrication facilities. See Note 15 to the Financial Statements for further discussion of the restructuring charges.

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

The change in other (income) expense, net, was primarily due to a $31.5 million increase in gains on asset sales in the year ended December 31, 2009 and a foreign currency gain of $15.2 million for the year ended December 31, 2009 compared to a loss of $10.7 million for the year ended December 31, 2008. Gain on asset sales for the year ended December 31, 2009 included a pre-tax gain of approximately $20.8 million on the sale of our investment in the subsidiary that owns the barge mounted processing plant and certain other related assets used on the Cawthorne Channel Project. Our foreign currency gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates. The increase in the foreign currency gain for the year ended December 31, 2009 was primarily caused by changes in the translation rates between the U.S. dollar and the Brazilian real and Argentine peso.

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

On June 2, 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela. By the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. As a result of PDVSA taking possession of substantially all of our assets and operations in Venezuela, we recorded asset impairments totaling $329.7 million, primarily related to receivables, inventory, fixed assets and goodwill during the year ended December 31, 2009. These asset impairments were partially offset by an $18.6 million benefit primarily from the reversal of deferred income taxes related to our Venezuelan operations in year ended December 31, 2009 compared to a provision for income taxes of $0.2 million in the year ended December 31, 2008. For further information regarding the expropriation, see Note 2 to the Financial Statements.

Noncontrolling Interest

As of December 31, 2009, noncontrolling interest is primarily comprised of the portion of the Partnership’s earnings that is applicable to the limited partner interest in the Partnership not owned by us. As of December 31, 2009, public unitholders held a 34% ownership interest in the Partnership.

Liquidity and Capital Resources

Our unrestricted cash balance was $44.6 million at December 31, 2010, compared to $83.7 million at December 31, 2009. Working capital decreased to $402.4 million at December 31, 2010 from $582.1 million at December 31, 2009.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Years Ended December 31,
	2010	2009

Net cash provided by (used in) continuing operations:
Operating activities	$368,255	$476,808
Investing activities	(83,109)	(300,290)
Financing activities	(408,032)	(224,004)
Effect of exchange rate changes on cash and cash equivalents	(1,872)	7,325
Discontinued operations	85,629	—

Net change in cash and cash equivalents	$(39,129)	$(40,161)

Operating Activities.  The decrease in cash provided by operating activities for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to a reduction in gross margin from our North America contract operations and fabrication segments caused by weaker market conditions.

Investing Activities.  The decrease in cash used in investing activities for the year ended December 31, 2010 compared to the year ended December 31, 2009 was attributable to a decrease in capital expenditures in our contract operations businesses and $109.4 million of net proceeds from the sale of Partnership units during the year ended December 31, 2010.

Financing Activities.  The increase in cash used in financing activities during the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily attributable to an increase in net repayments of long-term debt during the year ended December 31, 2010, partially offset by the net cost of the call options purchased and the warrants sold in connection with the offering of the 4.25% Notes in the year ended December 31, 2009.

Capital Expenditures.  We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our targeted return on capital. We currently plan to spend approximately $225 million to $275 million in net capital expenditures during 2011, including (1) contract operations equipment additions and (2) approximately $85 million to $95 million on equipment maintenance capital related to our contract operations business. Net capital expenditures are net of fleet sales.

Long-Term Debt.  As of December 31, 2010, we had approximately $1.9 billion in outstanding debt obligations, consisting of $615.9 million outstanding under our term loan facility, $50.4 million outstanding under our revolving credit facility, $143.8 million outstanding under our 4.75% convertible notes due 2014, $281.8 million outstanding under our 4.25% Notes, $350.0 million outstanding under our 7.25% senior notes due 2018, $6.0 million outstanding under our asset-backed securitization facility, $299.0 million outstanding under the Partnership’s revolving credit facility, and $150.0 million outstanding under the Partnership’s term loan facility.

In August 2007, we entered into a senior secured credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement consists of (a) a five-year revolving credit facility in the aggregate amount of $850 million, which includes a variable allocation for a Canadian tranche and the ability to issue letters of credit under the facility and (b) a six-year term loan senior secured credit facility, in the aggregate amount of $800 million with principal payments due on multiple dates through June 2013 (collectively, the “Credit Facility”). Subject to certain conditions as of December 31, 2010, at our request and with the approval of the lenders, the aggregate commitments under the Credit Facility may be increased by an additional $400 million less certain adjustments. As of December 31, 2010, we had $50.4 million in outstanding borrowings under our revolving credit facility, $275.7 million in letters of credit outstanding under our revolving credit facility and $615.9 million in outstanding borrowings under our term loan.

Borrowings under the Credit Agreement bear interest, if they are in U.S. dollars, at a base rate or LIBOR at our option plus an applicable margin, as defined in the agreement. The applicable margin varies depending on our debt ratings. At December 31, 2010, all amounts outstanding were LIBOR loans and the applicable margin was 0.65%. The weighted average interest rate at December 31, 2010 on the outstanding balance, excluding the effect of interest rate swaps, was 0.9%.

The Credit Agreement contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We must also maintain, on a consolidated basis, required leverage and interest coverage ratios. Additionally, the Credit Agreement contains customary conditions, representations and warranties, events of default and indemnification provisions. Our indebtedness under the Credit Facility is collateralized by liens on substantially all of our personal property in the U.S. Our wholly-owned significant domestic subsidiaries (as defined in the Credit Agreement) guarantee the debt under the Credit Agreement. We have executed a U.S. Pledge Agreement pursuant to which we and our significant subsidiaries are required to pledge their equity and the equity of certain subsidiaries. Further, we and our wholly-owned significant domestic subsidiaries have granted a lien on substantially all of our and their U.S. assets. The Partnership and Exterran ABS 2007 LLC (along with its subsidiary, “Exterran ABS,”) do not guarantee the debt under the Credit Agreement, their assets are not collateral under the Credit Agreement and the equity interests in Exterran ABS and the general partner units in the Partnership are not pledged under the Credit Agreement.

In August 2007, Exterran ABS entered into a $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”), which was reduced to an $800 million facility in October 2009 concurrent with the closing of the Partnership’s new $150 million asset-backed securitization facility, and was further reduced to a $700 million facility in November 2010 concurrent with the closing of the Partnership’s $550 million senior secured credit facility. The amount outstanding at any time is limited to the lowest of (i) 80% of the value of the natural gas compression equipment owned by Exterran ABS and its subsidiaries, (ii) 4.5 times free cash flow or (iii) the amount calculated under an interest coverage test (as these limits are defined in the indenture). Based on these tests, the limit on the amount outstanding can be increased or decreased in future periods. As of December 31, 2010, we had $6.0 million in outstanding borrowings under the 2007 ABS Facility.

Interest and fees payable to the noteholders accrue on the 2007 ABS Facility at a variable rate consisting of one month LIBOR plus an applicable margin of 0.825%. The weighted average interest rate at December 31, 2010 on borrowings under the 2007 ABS Facility was 1.1%. The 2007 ABS Facility is revolving in nature and is payable in July 2012.

Repayment of the 2007 ABS Facility notes has been secured by a pledge of all of the assets of Exterran ABS, consisting primarily of specified compression services contracts and a fleet of natural gas compressors. Under the 2007 ABS Facility, we had $0.4 million of restricted cash as of December 31, 2010.

As of December 31, 2010, we had undrawn capacity of $523.9 million and $694.0 million under our revolving credit facility and 2007 ABS Facility, respectively. Our Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Credit Agreement) to not greater than 5.0 to 1.0. Due to this limitation, only $422.0 million of the combined $1,217.9 million of undrawn capacity under our revolving credit facility and the 2007 ABS Facility was available for additional borrowings as of December 31, 2010.

In November 2010, we issued $350 million aggregate principal amount of 7.25% senior notes due December 2018 (the “7.25% Notes”). The 7.25% Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, the securities may not be offered or sold in the U.S. except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. We offered and issued the 7.25% Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S.

The 7.25% Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries that guarantee indebtedness under the Credit Agreement and certain of our future subsidiaries. The Partnership and its subsidiaries have not guaranteed the 7.25% Notes. The 7.25% Notes and the guarantees are our and the guarantors’ general unsecured senior obligations, respectively, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 7.25% Notes and guarantees are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of our non-guarantor subsidiaries.

Prior to December 1, 2013, we may redeem all or a part of the 7.25% Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 7.25% Notes prior to December 1, 2013 with the net proceeds of a public or private equity offering at a redemption price of 107.250% of the principal amount of the 7.25% Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the 7.25% Notes issued under the indenture remains outstanding after such redemption and the redemption occurs within 120 days of the date of the closing of such equity offering. On or after December 1, 2013, we may redeem all or a part of the 7.25% Notes at redemption prices (expressed as percentages of principal amount) equal to 105.438% for the twelve-month period beginning on December 1, 2013, 103.625% for the twelve-month period beginning on December 1, 2014, 101.813% for the twelve-month period beginning on December 1, 2015 and 100.000% for the twelve-month period beginning on December 1, 2016 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the 7.25% Notes.

In June 2009, we issued under our shelf registration statement $355.0 million aggregate principal amount of the 4.25% Notes. The 4.25% Notes are convertible upon the occurrence of certain conditions into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. We may not redeem the 4.25% Notes prior to their maturity date.

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

On November 3, 2010, the Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership, entered into an amendment and restatement of their senior secured credit agreement (the “Partnership Credit Agreement”) to provide for a new five-year, $550 million senior secured credit facility consisting of a $400 million revolving credit facility and a $150 million term loan. Concurrently with the execution of the agreement, the Partnership borrowed $304.0 million under its revolving credit facility and $150.0 million under its term loan and used the proceeds to (i) repay the entire $406.1 million outstanding under the Partnership’s previous senior secured credit facility, (ii) repay the entire $30.0 million outstanding under the Partnership’s asset-backed securitization facility and terminate that facility, (iii) pay $14.8 million to terminate the interest rate swap agreements to which the Partnership was a party and (iv) pay customary fees and other expenses relating to the Partnership Credit Agreement. The Partnership incurred transaction costs of approximately $4.0 million related to the Partnership Credit Agreement. These costs were included in Intangible and other assets, net and are being amortized over the respective facility terms. As a result of the amendment and restatement of the Partnership Credit Agreement, we expensed $0.2 million of unamortized deferred financing costs associated with the refinanced debt, which is reflected in Interest expense in our consolidated statement of operations.

As of December 31, 2010, the Partnership had undrawn capacity of $101.0 million for its revolving credit facility.

The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on the Partnership’s leverage ratio, varies (i) in the case of LIBOR loans, from 2.25% to 3.25% or (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the higher of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1.0%. At December 31, 2010, all amounts outstanding under this facility were LIBOR loans and the applicable margin was 2.5%. The weighted average interest rate on the outstanding balance of this facility at December 31, 2010, excluding the effect of interest rate swaps, was 2.8%.

The Partnership’s term loan bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on the Partnership’s leverage ratio, varies (i) in the case of LIBOR loans, from 2.5% to 3.5% or (ii) in the case of base rate loans, from 1.5% to 2.5%. At December 31, 2010, all amounts outstanding under the term loan were LIBOR loans and the applicable margin was 2.75%. The average interest rate on the outstanding balance of the term loan at December 31, 2010, excluding the effect of interest rate swaps, was 3.1%.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its significant subsidiaries, including all of the membership interests of the Partnership’s U.S. significant subsidiaries. Subject to certain conditions, at the Partnership’s request, and with the approval of the administrative agent (as defined in the Partnership Credit Agreement), the aggregate commitments under the Partnership Credit Agreement may be increased by an additional $150 million.

Our bank credit facilities, asset-backed securitization facility and the agreements governing certain of our other indebtedness contain various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. For example, under our Credit Agreement we must maintain various consolidated financial ratios, including a ratio of EBITDA (defined in the Credit Agreement as Adjusted EBITDA) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. As of December 31, 2010, we maintained a 4.3 to 1.0 EBITDA to Total Interest Expense ratio, a 3.9 to 1.0 consolidated Total Debt to EBITDA ratio and a 1.9 to 1.0 Senior Secured Debt to EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we were to experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impact our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements, including a default by the Partnership under its credit facility, would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of December 31, 2010, we were in compliance with all financial covenants under our debt agreements.

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on its ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. It also contains various covenants regarding mandatory prepayments from net cash proceeds of certain future asset transfers or debt issuances. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Partnership Credit Agreement) and a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.75 to 1.0. The Partnership Credit Agreement allows for the Partnership’s Total Debt to EBITDA ratio to be increased from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes. Therefore, because the Partnership acquired from us additional contract operations customer service agreements and a fleet of compressor units used to provide compression services under those agreements, which met the applicable thresholds in the third quarter of 2010, the maximum allowed ratio of Total Debt to EBITDA is 5.25 to 1.0 through March 31, 2011, reverting to 4.75 to 1.0 for the quarter ending June 30, 2011 and subsequent quarters. As of December 31, 2010, the Partnership maintained a 5.8 to 1.0 EBITDA to Total Interest Expense ratio and a 3.7 to 1.0 Total Debt to EBITDA ratio. A violation of the Partnership’s Total Debt to EBITDA covenant would be an event of default under the Partnership Credit Agreement, which would trigger cross-default provisions under certain of our debt agreements. As of December 31, 2010, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

We have entered into interest rate swap agreements related to a portion of our variable rate debt. In the fourth quarter of 2010, we paid $43.0 million to terminate interest rate swap agreements with a total notional value of $585.0 million and a weighted average rate of 4.6%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination and the associated amount in accumulated other comprehensive income (loss) will be amortized into interest expense over the original term of the swaps. See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of this report for further discussion of our interest rate swap agreements.

The interest rate we pay under our Credit Agreement can be affected by changes in our credit rating. As of December 31, 2010, our credit ratings as assigned by Moody’s and Standard & Poor’s were:

Standard
	Moody’s	& Poor’s

Outlook	Stable	Stable
Corporate Family Rating	Ba2	BB
Exterran Senior Secured Credit Facility	Ba1	BBB−
4.75% convertible senior notes due January 2014	B1	BB
4.25% convertible senior notes due June 2014	—	B+
7.25% senior notes due December 2018	Ba3	BB

These ratings do not constitute recommendations to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Historically, we have financed capital expenditures with a combination of net cash provided by operating and financing activities. Our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an adverse impact on our ability to maintain our fleet and to grow. If any of our lenders become unable to perform their obligations under our credit facilities, our borrowing capacity under these facilities could be reduced. Inability to borrow additional amounts under those facilities could limit our ability to fund our future growth and operations. Additionally, PDVSA has assumed control over substantially all of our assets and operations in Venezuela, as discussed further in Note 2 to the Financial Statements, which has impacted our cash provided by operations. Based on current market conditions, we expect that net cash provided by operating activities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through December 31, 2011; however, to the extent it is not, we may borrow additional funds under our credit facilities or we may seek additional debt or equity financing.

Stock Repurchase Program.  On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. In December 2008, our board of directors increased the share repurchase program, from $200 million to $300 million, and extended the expiration date of the authorization, from August 19, 2009 to December 15, 2010. Over the life of the program, we repurchased 5,416,221 shares of our common stock at an aggregate cost of approximately $199.9 million. We did not repurchase any shares under this program during the years ended December 31, 2010 and 2009.

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

On February 14, 2011, the Partnership distributed $0.4725 per limited partner unit, or approximately $16.0 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from October 1, 2010 through December 31, 2010. The record date for this distribution was February 9, 2011.

Contractual obligations.  The following summarizes our contractual obligations at December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2011		2012-2013	2014-2015	Thereafter

Long-term Debt(1):
Revolving credit facility due August 2012	$50,395	$—		$50,395	$—	$—
Term loan facility	615,943	55,676	(2)	560,267	—	—
2007 ABS Facility notes due July 2012	6,000	—		6,000	—	—
Partnership’s revolving credit facility due November 2015	299,000	—		—	299,000	—
Partnership’s term loan facility due November 2015	150,000	—		—	150,000	—
4.25% convertible senior notes due June 2014(3)	355,000	—		—	355,000	—
4.75% convertible senior notes due January 2014	143,750	—		—	143,750	—
7.25% senior notes due December 2018	350,000	—		—	—	350,000
Other	232	187	(2)	45	—	—

Total long-term debt	1,970,320	55,863		616,707	947,750	350,000
Interest on long-term debt(4)	361,634	71,290		131,079	86,312	72,953
Purchase commitments	288,381	279,049		9,332	—	—
Facilities and other operating leases	46,857	10,648		12,881	8,654	14,674

Total contractual obligations	$2,667,192	$416,850		$769,999	$1,042,716	$437,627

(1)	For more information on our long-term debt, see Note 11 to the Financial Statements.

(2)	These maturities are classified as long-term because we have the intent and ability to refinance these maturities with our existing long-term credit facilities.

(3)	These amounts include the full face value of the 4.25% Notes and are not reduced by the unamortized discount of $73.2 million as of December 31, 2010.

(4)	Interest amounts calculated using interest rates in effect as of December 31, 2010, including the effect of interest rate swaps.

At December 31, 2010, $15.6 million of unrecognized tax benefits (including discontinued operations) have been recorded as liabilities in accordance with the accounting standard for income taxes related to uncertain tax positions and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $10.6 million (including discontinued operations).

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

Allowances and Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During 2010, 2009, and 2008, we recorded bad debt expense of approximately $4.8 million, $5.9 million, and $4.0 million, respectively. A five percent change in the allowance for doubtful accounts would have had an impact on income before income taxes of approximately $0.7 million for the year ended December 31, 2010.

Inventory is a significant component of current assets and is stated at the lower of cost or market. This requires us to record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions and production requirements. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. During 2010, 2009, and 2008, we recorded additional inventory reserves of approximately $2.2 million, $5.3 million, and $2.1 million, respectively. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. A five percent change in this inventory reserve balance would have had an impact on income before income taxes of approximately $0.9 million for the year ended December 31, 2010.

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

Long-Lived Assets, Investments and Goodwill

We review for the impairment of long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The determination that the carrying amount of an asset may not be recoverable requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain as they require significant assumptions about future market conditions. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred.

In addition, we perform an annual goodwill impairment test in the fourth quarter of each year or whenever events indicate impairment may have occurred, to determine if the estimated recoverable value of each of our reporting units exceeds the net carrying value of the reporting unit, including the applicable goodwill. We determine the fair value of our reporting units using both the expected present value of future cash flows and a market approach. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the reporting units’ earnings before interest, tax, depreciation and amortization. Significant estimates for each reporting unit included in our impairment analysis are our cash flow forecasts, our estimate of the market’s weighted average cost of capital, projected income tax rates and market multiples. Changes in these estimates could affect the estimated fair value of our reporting units and result in a goodwill impairment charge in a future period. See Note 9 to the Financial Statements for a discussion of goodwill impairment recorded on our North America and International Contract operations businesses in the years ended December 31, 2009 and 2008. The fair value of our aftermarket services and fabrication reporting units, our reporting units that have goodwill, exceeded their book value by a significant margin as of December 31, 2010.

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

We operate in approximately 30 countries and, as a result, are subject to the jurisdiction of numerous domestic and foreign tax authorities. Our operations in these different jurisdictions are taxed on various bases: actual income before taxes, deemed profits (which are generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

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

Factors that must be considered in estimating the work to be completed and ultimate profit include labor productivity and availability, the nature and complexity of work to be performed, the impact of change orders, availability of raw materials and the impact of delayed performance. If the aggregate combined cost estimates for all of our fabrication businesses had been higher or lower by 1% in 2010, our results of operations before tax would have decreased or increased by approximately $9.0 million. As of December 31, 2010, we had recognized approximately $277.8 million in estimated earnings on uncompleted contracts.

Contingencies and Litigation

We are substantially self-insured for worker’s compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. In addition, we currently have a minimal amount of insurance on our offshore assets. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the timeliness of reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known. As of December 31, 2010 and 2009, we had recorded approximately $7.5 million and $9.4 million, respectively, in claim reserves.

In the ordinary course of business, we are involved in various pending or threatened legal actions. While we are unable to predict the ultimate outcome of these actions, the accounting standard for contingencies requires management to make judgments about future events that are inherently uncertain. We are required to record (and have recorded) a loss during any period in which we believe a contingency is probable and can be reasonably estimated. In making determinations of likely outcomes of pending or threatened legal matters, we consider the evaluation of counsel knowledgeable about each matter.

The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority in accordance with the accounting standard for income taxes. We regularly assess and, if required, establish accruals for income tax contingencies pursuant to the accounting standard for income taxes and non-income tax contingencies pursuant to the accounting standard for contingencies (together, the “tax contingencies”) that could result from assessments of additional tax by taxing jurisdictions in countries where we operate. The tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2010 and 2009, we had recorded approximately $48.3 million and $44.6 million (including penalties and interest and discontinued operations), respectively, of accruals for tax contingencies. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements that may affect us, see Note 23 to the Financial Statements.

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

We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign currency gain in our consolidated statements of operations of approximately $5.4 million in the year ended December 31, 2010 compared to a gain of $15.2 million in the year ended December 31, 2009. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

As of December 31, 2010, after taking into consideration interest rate swaps, we had approximately $131.3 million of outstanding indebtedness that was effectively subject to floating interest rates. An interest rate swap with a notional value of $125.0 million at 1.8% became effective on February 1, 2011 and was not included in the calculation of debt subject to floating interest rates at December 31, 2010. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates would result in an annual increase in our interest expense of approximately $1.3 million.

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

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of December 31, 2010 our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a-15(c) and 15d-15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of internal control over financial reporting as of December 31, 2010 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found on the following page of this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Exterran Holdings, Inc.
Houston, Texas

We have audited the internal control over financial reporting of Exterran Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 24, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE, LLP

Houston, Texas
February 24, 2011

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2010, with respect to the Exterran compensation plans under which our common stock is authorized for issuance, aggregated as follows:

(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(#)	($)	(#)

Equity compensation plans approved by security holders(1)	1,899,878	28.79	4,076,100
Equity compensation plans not approved by security holders(2)	—	—	76,165

Total	1,899,878	28.79	4,152,265

(1)	Comprised of the Exterran Holdings, Inc. 2007 Stock Incentive Plan and the Exterran Holdings, Inc. Employee Stock Purchase Plan. In addition to the outstanding options, as of December 31, 2010 there were 358,020 restricted stock units, payable in common stock upon vesting, outstanding under the 2007 Stock Incentive Plan.

(2)	Comprised of the Exterran Holdings, Inc. Directors’ Stock and Deferral Plan.

The table above does not include information with respect to equity plans we assumed from Hanover or Universal (the “Legacy Plans”). No additional grants may be made under the Legacy Plans.

The following equity grants are outstanding under Legacy Plans that were approved by security holders:

	Number of Shares
	Reserved for Issuance
	Upon the Exercise of	Weighted-
	Outstanding Stock	Average	Shares Available
	Options	Exercise Price	for Future Grants
Plan or Agreement Name	(#)	($)	(#)

Hanover Compressor Company
2001 Equity Incentive Plan	38,413	42.74	None
Hanover Compressor Company
2003 Stock Incentive Plan	73,750	36.13	None
Universal Compression Holdings, Inc.
Incentive Stock Option Plan	1,103,065	34.49	None

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

Number of Shares
Reserved for Issuance
	Upon the Exercise of	Weighted-
	Outstanding Stock	Average	Shares Available
	Options	Exercise Price	for Future Grants
Plan or Agreement Name	(#)	($)	(#)

Hanover Compressor Company
1998 Stock Option Plan	8,875	44.76	None

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report.

1. Financial Statements. The following financial statements are filed as a part of this report.

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules have been omitted because they are not required under the relevant instructions.

3. Exhibits

Exhibit	Description

2.1	Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 5, 2009
2.2	Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010
3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 20, 2007
3.2	Second Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
4.1	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
4.2	Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009
4.3	Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009
4.4	Indenture, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010
4.5	Registration Rights Agreement, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and the Initial Purchasers named therein, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

Exhibit	Description

4.6	Indenture, dated August 20, 2007, by and between Exterran ABS 2007 LLC, as Issuer, Exterran ABS Leasing 2007 LLC, as Exterran ABS Lessor, and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $1,000,000,000 asset-backed securitization facility consisting of $1,000,000,000 of Series 2007-1 Notes, incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
4.7	Series 2007-1 Supplement, dated as of August 20, 2007, to the Indenture, incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
4.8	Indenture, dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 ABS facility consisting of $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on October 19, 2009
4.9	Series 2009-1 Supplement, dated as of October 13, 2009, to Indenture dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.2 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on October 19, 2009
10.1	Senior Secured Credit Agreement, dated August 20, 2007, by and among Exterran Holdings, Inc., as the U.S. Borrower and a Canadian Guarantor, Exterran Canada, Limited Partnership, as the Canadian Borrower, Wachovia Bank, National Association, individually and as U.S. Administrative Agent, Wachovia Capital Finance Corporation (Canada), individually and as Canadian Administrative Agent, JPMorgan Chase Bank, N.A., individually and as Syndication Agent; Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc. as the Joint Lead Arrangers and Joint Book Runners, Bank of America, N.A., Calyon New York Branch and Fortis Capital Corp., as the Documentation Agents, and each of the lenders parties thereto or which becomes a signatory thereto incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.2	U.S. Guaranty Agreement, dated as of August 20, 2007, made by Exterran, Inc., EI Leasing LLC, UCI MLP LP LLC, Exterran Energy Solutions, L.P. and each of the subsidiary guarantors that become a party thereto from time to time, as guarantors, in favor of Wachovia Bank, National Association, as the U.S. Administrative Agent for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.3	U.S. Pledge Agreement made by Exterran Holdings, Inc., Exterran, Inc., Exterran Energy Solutions, L.P., Hanover Compression General Holdings LLC, Hanover HL, LLC, Enterra Compression Investment Company, UCI MLP LP LLC, UCO General Partner, LP, UCI GP LP LLC, and UCO GP, LLC, and each of the subsidiaries that become a party thereto from time to time, as the Pledgors, in favor of Wachovia Bank, National Association, as U.S. Administrative Agent for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.4	U.S. Collateral Agreement, dated as of August 20, 2007, made by Exterran Holdings, Inc., Exterran, Inc., Exterran Energy Solutions, L.P., EI Leasing LLC, UCI MLP LP LLC and each of the subsidiaries that become a party thereto from time to time, as grantors, in favor of Wachovia Bank, National Association, as U.S. Administrative Agent, for the lenders under the Credit Agreement, incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.5	Canadian Collateral Agreement, dated as of August 20, 2007 made by Exterran Canada, Limited Partnership, together with any other significant Canadian subsidiary that executes a joinder agreement and becomes a party to the Credit Agreement, in favor of Wachovia Capital Finance Corporation (Canada), as Canadian Administrative Agent, for the Canadian Tranche Revolving Lenders under the Credit Agreement, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.6	Guaranty, dated as of August 20, 2007, issued by Exterran Holdings, Inc. for the benefit of Exterran ABS 2007 LLC as Issuer, Exterran ABS Leasing 2007 LLC, as Equipment Lessor and Wells Fargo Bank, National Association, , as Indenture Trustee, incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

Exhibit	Description

10.7	Management Agreement, dated as of August 20, 2007, by and between Exterran, Inc., as Manager, Exterran ABS Leasing 2007 LLC as ABS Lessor and Exterran ABS 2007 LLC, as Issuer, incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.8	Intercreditor and Collateral Agency Agreement, dated as of August 20, 2007, by and among Exterran, Inc., in its individual capacity and as Manager, Exterran ABS 2007 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, various financial institutions as lenders thereto and JP Morgan Chase Bank, N.A., in its individual capacity and as Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.9	Intercreditor and Collateral Agency Agreement, dated as of August 20, 2007, by and among Exterran Energy Solutions, L.P., in its individual capacity and as Manager, Exterran ABS 2007 LLC, as Issuer, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, various financial institutions as lenders thereto and Wells Fargo Bank, National Association, in its individual capacity and as Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.10	Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and J.P. Morgan Chase Bank, National Association, London Branch, as dealer, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009
10.11	Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Bank of America, N.A., as dealer, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009
10.12	Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Wachovia Bank, National Association, as dealer, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009
10.13	Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Credit Suisse International, as dealer, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009
10.14	Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and J.P. Morgan Chase Bank, National Association, London Branch, as dealer, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009
10.15	Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Bank of America, N.A., as dealer, incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009
10.16	Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Wachovia Bank, National Association, as dealer, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009
10.17	Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Credit Suisse International, as dealer, incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009
10.18	Amended and Restated Senior Secured Credit Agreement, dated as of November 3, 2010, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Barclays Bank plc and The Royal Bank of Scotland plc, as Co-Documentation Agents, and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010
10.19	Amended and Restated Guaranty Agreement, dated as of November 3, 2010, made by Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

Exhibit		Description

10.20		Amended and Restated Collateral Agreement, dated as of November 3, 2010, made by EXLP Operating LLC, Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010
10.21		Second Amended and Restated Omnibus Agreement, dated as of November 10, 2009, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P., incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment by redacting a portion of the text (indicated by asterisks in the text)
10.22		First Amendment to Second Amended and Restated Omnibus Agreement, dated August 11, 2010, by and among Exterran Partners, L.P., Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)
10.23		Office Lease Agreement by and between RFP Lincoln Greenspoint, LLC and Exterran Energy Solutions, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 30, 2007
10	.24†	Exterran Holdings, Inc. 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007
10	.25†	Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2009
10	.26†	Amendment No. 1 to Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2009
10	.27†	Amendment No. 2 to Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.28†	Amendment No. 3 to the Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2010
10	.29†	Exterran Holdings, Inc. Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10	.30†	First Amendment to Exterran Holdings, Inc. Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.31†	Exterran Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10	.32†	Exterran Holdings, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.33†	Exterran Employees’ Supplemental Savings Plan, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.34†	Exterran Annual Performance Pay Plan, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.35†	First Amendment to Universal Compression, Inc. 401(k) Retirement and Savings Plan, incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on August 3, 2007
10	.36†	Amendment Number Two to Universal Compression Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on August 3, 2007

Exhibit		Description

10	.37†	Form of Incentive Stock Option Award Notice, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.38†	Form of Non-Qualified Stock Option Award Notice, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.39†	Form of Restricted Stock Award Notice, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.40†	Form of Restricted Stock Unit Award Notice, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.41†	Form of Grant of Unit Appreciation Rights, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10	.42†	Form of Amendment to Grant of Unit Appreciation Rights, incorporated by reference to Exhibit 10.3 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on August 3, 2007
10	.43†	Form of Second Amendment to Grant of Unit Appreciation Rights, incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.44†	Form of Directors’ Non-Qualified Stock Option Award Notice, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
10	.45†	Form of Directors’ Restricted Stock Award Notice, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
10	.46†	Form of Amendment to Incentive and Non-Qualified Stock Option Award Agreements of Ernie L. Danner, incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on August 3, 2007
10	.47†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10	.48†	Form of Exterran Holdings, Inc. Change of Control Agreement, incorporated by reference to Exhibit 10.19 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10	.49†	Form of First Amendment to Exterran Holdings, Inc. Change of Control Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10	.50†	Change of Control Agreement with Ernie L. Danner, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 10, 2008
10	.51†	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Incentive Stock Option, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.52†	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Non-Qualified Stock Option, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.53†	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.54†	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock for Director, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.55†	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Stock-Settled Restricted Stock Units, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.56†	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Stock Option for Officers, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010
10	.57†	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Non-Qualified Stock Option, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010

Exhibit		Description

10	.58†	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010
10	.59†	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock (Directors), incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010
10	.60†	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Stock-Settled Restricted Stock Units, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010
10	.61†	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Cash-Settled Restricted Stock Units, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010
10	.62†	Form of Exterran Holdings, Inc. Award Notice for Performance Shares, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010
10	.63†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Stock Option for Officers
10	.64†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Non-Qualified Stock Option
10	.65†*	Form of Exterran Holdings, Inc. Award Notice for Performance Shares
10	.66†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock
10	.67†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock (Directors)
10	.68†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Stock-Settled Restricted Stock Units
10	.69†*	Form of Exterran Holdings, Inc. Award Notice for Time-Vested Cash-Settled Restricted Stock Units
21	.1*	List of Subsidiaries
23	.1*	Consent of Deloitte & Touche LLP
31	.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.1**	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exterran Holdings, Inc.

/s/  ERNIE L. DANNER
Name:     Ernie L. Danner

Title:	Chief Executive Officer

Date: February 24, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2011.

Signature	Title

/s/ Ernie L. Danner Ernie L. Danner	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ J. Michael Anderson J. Michael Anderson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Kenneth R. Bickett Kenneth R. Bickett	Vice President, Finance and Accounting (Principal Accounting Officer)

/s/ Janet F. Clark Janet F. Clark	Director

/s/ Uriel E. Dutton Uriel E. Dutton	Director

/s/ Gordon T. Hall Gordon T. Hall	Director

/s/ J.W.G. Honeybourne J.W.G. Honeybourne	Director

/s/ Mark A. McCollum Mark A. McCollum	Director

/s/ William C. Pate William C. Pate	Director

/s/ Stephen M. Pazuk Stephen M. Pazuk	Director

/s/ Christopher T. Seaver Christopher T. Seaver	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Exterran Holdings, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Exterran Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2010 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 2011

EXTERRAN HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$44,616	$83,745
Restricted cash	1,941	14,871
Accounts receivable, net of allowance of $13,108 and $15,342, respectively	429,047	447,504
Inventory, net	396,287	489,982
Costs and estimated earnings in excess of billings on uncompleted contracts	147,901	180,181
Current deferred income taxes	36,093	25,913
Other current assets	98,801	118,813
Current assets associated with discontinued operations	5,918	58,152

Total current assets	1,160,604	1,419,161
Property, plant and equipment, net	3,092,652	3,404,354
Goodwill	196,680	195,164
Intangible and other assets, net	282,428	273,883
Long-term assets associated with discontinued operations	9,172	386

Total assets	$4,741,536	$5,292,948

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$157,206	$131,337
Accrued liabilities	330,551	321,412
Deferred revenue	124,282	206,160
Billings on uncompleted contracts in excess of costs and estimated earnings	130,610	156,245
Current liabilities associated with discontinued operations	15,554	21,879

Total current liabilities	758,203	837,033
Long-term debt	1,897,147	2,260,936
Other long-term liabilities	150,227	179,327
Deferred income taxes	120,424	182,126
Long-term liabilities associated with discontinued operations	13,111	16,667

Total liabilities	2,939,112	3,476,089
Commitments and contingencies (Note 22)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 69,071,027 and 68,195,447 shares issued, respectively	691	682
Additional paid-in capital	3,500,292	3,434,618
Accumulated other comprehensive loss	(20,225)	(27,879)
Accumulated deficit	(1,667,314)	(1,565,489)
Treasury stock — 5,841,087 and 5,667,897 common shares, at cost, respectively	(203,996)	(201,935)

Total Exterran stockholders’ equity	1,609,448	1,639,997
Noncontrolling interest	192,976	176,862

Total equity	1,802,424	1,816,859

Total liabilities and equity	$4,741,536	$5,292,948

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008

Revenues:
North America contract operations	$608,065	$695,315	$790,573
International contract operations	465,144	391,995	379,817
Aftermarket services	322,097	308,873	364,157
Fabrication	1,066,227	1,319,418	1,489,572

	2,461,533	2,715,601	3,024,119

Costs and Expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	300,686	298,714	341,865
International contract operations	175,357	149,253	144,906
Aftermarket services	276,307	245,886	291,560
Fabrication	904,722	1,106,166	1,220,056
Selling, general and administrative	358,255	337,620	352,899
Merger and integration expenses	—	—	11,384
Depreciation and amortization	401,478	352,785	330,886
Long-lived asset impairment	146,903	96,988	24,109
Restructuring charges	—	14,329	—
Goodwill impairment	—	150,778	1,148,371
Interest expense	136,149	122,845	129,784
Equity in (income) loss of non-consolidated affiliates	609	91,154	(23,974)
Other (income) expense, net	(13,763)	(53,360)	(3,118)

	2,686,703	2,913,158	3,968,728

Loss before income taxes	(225,170)	(197,557)	(944,609)
Provision for (benefit from) income taxes	(66,606)	51,667	37,219

Loss from continuing operations	(158,564)	(249,224)	(981,828)
Income (loss) from discontinued operations, net of tax	45,323	(296,239)	46,752

Net loss	(113,241)	(545,463)	(935,076)
Less: Net (income) loss attributable to the noncontrolling interest	11,416	(3,944)	(12,273)

Net loss attributable to Exterran stockholders	$(101,825)	$(549,407)	$(947,349)

Basic loss per common share:
Loss from continuing operations attributable to Exterran stockholders	$(2.37)	$(4.12)	$(15.39)
Income (loss) from discontinued operations attributable to Exterran stockholders	0.73	(4.83)	0.72

Net loss attributable to Exterran stockholders	$(1.64)	$(8.95)	$(14.67)

Diluted loss per common share:
Loss from continuing operations attributable to Exterran stockholders	$(2.37)	$(4.12)	$(15.39)
Income (loss) from discontinued operations attributable to Exterran stockholders	0.73	(4.83)	0.72

Net loss attributable to Exterran stockholders	$(1.64)	$(8.95)	$(14.67)

Weighted average common and equivalent shares outstanding:
Basic	61,995	61,406	64,580

Diluted	61,995	61,406	64,580

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2010	2009	2008

Net loss	$(113,241)	$(545,463)	$(935,076)
Other comprehensive income (loss), net of tax:
Change in fair value of derivative financial instruments	12,809	13,088	(46,366)
Amortization of interest rate swap terminations	(2,006)	—	—
Foreign currency translation adjustment	(2,326)	56,640	(65,124)

Comprehensive loss	(104,764)	(475,735)	(1,046,566)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	9,712	(6,784)	(8,554)

Comprehensive loss attributable to Exterran	$(95,052)	$(482,519)	$(1,055,120)

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Exterran Holdings, Inc. Stockholders
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit	Interest	Total
				(In thousands, except share data)

Balance at December 31, 2007	66,574,419	$666	$3,317,321	$13,004	(1,287,237)	$(99,998)	$(68,733)	$191,304	$3,353,564
Treasury stock purchased					(4,173,262)	(100,961)			(100,961)
Options exercised	168,058	2	5,148						5,150
Shares issued in employee stock purchase plan	115,647	1	4,112						4,113
Stock-based compensation, net of forfeitures	343,985	3	17,672		(75,172)			(1,140)	16,535
Income tax benefit from stock-based compensation expense			10,669						10,669
Cash distribution to noncontrolling unitholders of the Partnership								(14,489)	(14,489)
Other								62	62
Comprehensive income (loss):
Net income (loss)							(947,349)	12,273	(935,076)
Derivatives change in fair value, net of tax				(42,647)				(3,719)	(46,366)
Foreign currency translation adjustment				(65,124)					(65,124)

Balance at December 31, 2008	67,202,109	$672	$3,354,922	$(94,767)	(5,535,671)	$(200,959)	$(1,016,082)	$184,291	$2,228,077
Treasury stock purchased					(57,284)	(976)			(976)
Shares issued in employee stock purchase plan	191,384	2	2,843						2,845
Stock-based compensation, net of forfeitures	801,954	8	23,815		(74,942)			926	24,749
Income tax expense from stock-based compensation expense			(2,674)						(2,674)
Cash distribution to noncontrolling unitholders of the Partnership								(15,459)	(15,459)
Issuance of convertible senior notes and purchased call options and warrants sold			56,745						56,745
Other			(1,033)					320	(713)
Comprehensive income (loss):
Net income (loss)							(549,407)	3,944	(545,463)
Derivatives change in fair value, net of tax				10,248				2,840	13,088
Foreign currency translation adjustment				56,640					56,640

Balance at December 31, 2009	68,195,447	$682	$3,434,618	$(27,879)	(5,667,897)	$(201,935)	$(1,565,489)	$176,862	$1,816,859
Treasury stock purchased					(84,922)	(2,061)			(2,061)
Options exercised	50,494	1	839						840
Shares issued in employee stock purchase plan	102,156	1	2,223						2,224
Stock-based compensation, net of forfeitures	722,930	7	22,408		(88,268)			585	23,000
Income tax expense from stock-based compensation expense			(895)						(895)
Net proceeds from sale of Partnership units, net of tax			41,111	881				43,273	85,265
Cash distribution to noncontrolling unitholders of the Partnership								(18,030)	(18,030)
Other			(12)					(2)	(14)
Comprehensive income (loss):
Net loss							(101,825)	(11,416)	(113,241)
Derivatives change in fair value, net of tax				11,105				1,704	12,809
Amortization of interest rate swap terminations, net of tax				(2,006)					(2,006)
Foreign currency translation adjustment				(2,326)					(2,326)

Balance at December 31, 2010	69,071,027	$691	$3,500,292	$(20,225)	(5,841,087)	$(203,996)	$(1,667,314)	$192,976	$1,802,424

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net loss	$(113,241)	$(545,463)	$(935,076)
Adjustments:
Depreciation and amortization	401,478	352,785	330,886
Long-lived asset impairment	146,903	96,988	24,109
Goodwill impairment	—	150,778	1,148,371
Deferred financing cost amortization	5,303	3,913	3,391
(Income) loss from discontinued operations, net of tax	(45,323)	296,239	(46,752)
Amortization of debt discount	16,364	8,329	—
Provision for doubtful accounts	4,750	5,929	4,043
Gain on sale of property, plant and equipment	(7,322)	(33,156)	(4,331)
Gain on sale of business	—	(3,193)	—
Equity in (income) loss of non-consolidated affiliates, net of dividends received	609	91,154	(20,669)
Interest rate swaps	2,757	1,576	3,192
(Gain) loss on remeasurement of intercompany balances	(6,801)	(15,097)	10,917
Stock-based compensation expense	23,266	24,749	16,535
Deferred income tax provision	(129,259)	(6,684)	(50,898)
Changes in assets and liabilities:	—
Accounts receivable and notes	36,421	111,464	(94,558)
Inventory	97,093	39,344	(121,119)
Costs and estimated earnings versus billings on uncompleted contracts	2,910	35,587	53,696
Prepaid and other current assets	20,161	1,407	(16,786)
Accounts payable and other liabilities	7,422	(68,515)	13,228
Deferred revenue	(85,693)	(62,337)	112,894
Other	(9,543)	(8,989)	11,448

Net cash provided by continuing operations	368,255	476,808	442,521
Net cash provided by (used in) discontinued operations	(3,880)	710	43,534

Net cash provided by operating activities	364,375	477,518	486,055

Cash flows from investing activities:
Capital expenditures	(235,990)	(368,901)	(465,736)
Proceeds from sale of property, plant and equipment	31,195	69,097	56,574
Cash paid for business acquisitions, net of cash acquired	—	—	(133,590)
Proceeds from sale of business	—	5,642	—
Return of investments in non-consolidated affiliates	—	3,139	—
Net proceeds from the sale of Partnership units	109,365	—	—
(Increase) decrease in restricted cash	12,930	(7,308)	1,570
Cash invested in non-consolidated affiliates	(609)	(1,959)	—

Net cash used in continuing operations	(83,109)	(300,290)	(541,182)
Net cash provided by (used in) discontinued operations	89,509	(710)	(41,719)

Net cash provided by (used in) investing activities	6,400	(301,000)	(582,901)

	Years Ended December 31,
	2010	2009	2008

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	2,098,244	1,180,815	1,191,800
Repayments of long-term debt	(2,478,397)	(1,342,785)	(1,013,296)
Payments for debt issue costs	(12,034)	(12,293)	(682)
Proceeds from warrants sold	—	53,138	—
Payment from call options	—	(89,408)	—
Proceeds from stock options exercised	840	—	5,150
Proceeds from stock issued pursuant to our employee stock purchase plan	2,224	2,845	4,113
Purchases of treasury stock	(2,061)	(976)	(100,961)
Stock-based compensation excess tax benefit	1,182	119	14,763
Distributions to noncontrolling partners in the Partnership	(18,030)	(15,459)	(14,489)

Net cash provided by (used in) financing activities	(408,032)	(224,004)	86,398

Effect of exchange rate changes on cash and equivalents	(1,872)	7,325	(10,447)

Net decrease in cash and cash equivalents	(39,129)	(40,161)	(20,895)
Cash and cash equivalents at beginning of period	83,745	123,906	144,801

Cash and cash equivalents at end of period	$44,616	$83,745	$123,906

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized amounts	$109,952	$112,521	$133,823

Income taxes paid, net	$47,325	$69,507	$48,658

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Background and Significant Accounting Policies

Exterran Holdings, Inc., together with its subsidiaries (“we” or “Exterran”), is a global market leader in the full service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, fabrication and aftermarket services. In our contract operations business line, we own a fleet of natural gas compression equipment and crude oil and natural gas production and processing equipment that we utilize to provide operations services to our customers. In our fabrication business line, we fabricate and sell equipment similar to the equipment that we own and utilize to provide contract operations to our customers. We also fabricate the equipment utilized in our contract operations services. In addition, our fabrication business line provides engineering, procurement and fabrication services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants. In our Total Solutions projects, which we offer to our customers on either a contract operations basis or a sale basis, we provide the engineering design, project management, procurement and construction services necessary to incorporate our products into complete production, processing and compression facilities. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, processing, gas treating and other equipment.

We were incorporated in February 2007 as a wholly-owned subsidiary of Universal Compression Holdings, Inc. (“Universal”). On August 20, 2007, in accordance with their merger agreement, Universal and Hanover Compressor Company (“Hanover”) merged into our wholly-owned subsidiaries, and we became the parent entity of Universal and Hanover. Immediately following the completion of the merger, Universal merged with and into us. Hanover was determined to be the acquirer for accounting purposes and, therefore, our financial statements reflect Hanover’s historical results for periods prior to the merger date.

Principles of Consolidation

The accompanying consolidated financial statements include Exterran and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated entities in which we own more than a 20% interest and do not have a controlling interest are accounted for using the equity method.

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

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

Restricted cash as of December 31, 2010 and 2009 consists of cash restricted to pay for expenses incurred under our and Exterran Partners, L.P.’s (together with its subsidiaries, the “Partnership”) asset-backed securitization facilities and other cash that contractually is not available for immediate use. The Partnership’s asset-backed securitization facility was terminated in November 2010 (see Note 11). Restricted cash is presented separately from cash and cash equivalents in the balance sheet and statement of cash flows.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, accounts receivable and notes receivable. We believe that the credit risk in temporary cash investments is limited because our cash is held in accounts with multiple financial institutions. Trade accounts and notes receivable are due from companies of varying size engaged principally in oil and natural gas activities throughout the world. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of products and the services we provide them and the terms of our contract operations service contracts.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay the amounts they owe in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During 2010, 2009 and 2008, our bad debt expense was $4.8 million, $5.9 million and $4.0 million, respectively.

Inventory

Inventory consists of parts used for fabrication or maintenance of natural gas compression equipment and facilities, processing and production equipment, and also includes compression units and production equipment that are held for sale. Inventory is stated at the lower of cost or market using the average-cost method. A

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Major improvements that extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. When property, plant and equipment is sold, retired or otherwise disposed of, the gain or loss is recorded in other (income) expense, net. Interest is capitalized during the construction period on equipment and facilities that are constructed for use in our operations. The capitalized interest is included as part of the cost of the asset to which it relates and is amortized over the asset’s estimated useful life.

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

Other (Income) Expense, Net

Other (income) expense, net is primarily comprised of gains and losses from the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates and on the sale of assets.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We operate in approximately 30 countries and, as a result, are subject to the jurisdiction of numerous domestic and foreign tax authorities. Our operations in these different jurisdictions are taxed on various bases: actual income before taxes, deemed profits (which are generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

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

Hedging and Use of Derivative Instruments

We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We also use derivative financial instruments to minimize the risks caused by currency fluctuations in certain foreign

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currencies. We do not use derivative financial instruments for trading or other speculative purposes. We record interest rate swaps and foreign currency hedges on the balance sheet as either derivative assets or derivative liabilities measured at their fair value. The fair value of our derivatives was estimated using a combination of the market and income approach. Changes in the fair value of the derivatives designated as cash flow hedges are deferred in accumulated other comprehensive income (loss), net of tax, to the extent the contracts are effective as hedges until settlement of the underlying hedged transaction. To qualify for hedge accounting treatment, we must formally document, designate and assess the effectiveness of the transactions. If the necessary correlation ceases to exist or if the anticipated transaction becomes improbable, we would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swap agreements are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate. Amounts paid or received from foreign currency derivatives designated as hedges are recorded against revenue and matched with the revenue recognized on the related contract being hedged.

Earnings (Loss) Attributable to Exterran Stockholders Per Common Share

Basic income (loss) attributable to Exterran stockholders per common share is computed by dividing income (loss) attributable to Exterran common stockholders by the weighted average number of shares outstanding for the period. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are included in the computation of earnings per share following the two-class method. Therefore, restricted share awards that contain the right to vote and receive dividends are included in the computation of basic and diluted earnings per share, unless their effect would be anti-dilutive.

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

The table below summarizes income (loss) attributable to Exterran stockholders (in thousands):

	Years Ended December 31,
	2010	2009	2008

Loss from continuing operations attributable to Exterran stockholders	$(147,148)	$(253,168)	$(994,101)
Income (loss) from discontinued operations, net of tax	45,323	(296,239)	46,752

Net loss attributable to Exterran stockholders	$(101,825)	$(549,407)	$(947,349)

There were no potential shares of common stock included in computing the dilutive potential shares of common stock used in diluted income (loss) per common share for the years ended December 31, 2010, 2009 and 2008, as the effect of their inclusion would have been anti-dilutive. The table below indicates the potential

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2010	2009	2008

Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	1,359	1,140	556
On exercise of options and vesting of restricted stock and restricted stock units	735	539	576
On settlement of employee stock purchase plan shares	14	30	16
On exercise of warrants	2,808	1,604	—
On conversion of 4.25% convertible senior notes due 2014	15,334	8,762	—
On conversion of 4.75% convertible senior notes due 2014	3,114	3,114	3,114
On conversion of convertible senior notes due 2008	—	—	299

Net dilutive potential common shares issuable	23,364	15,189	4,561

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and changes in the fair value of derivative financial instruments, net of tax that are designated as cash flow hedges, and to the extent the hedge is effective. As a result of the changes in the fair values of derivatives designated as hedges, we recorded an increase in accumulated other comprehensive income (loss) of $11.1 million (net of tax of $5.6 million) and $10.2 million (net of tax of $4.8 million) for the years ended December 31, 2010 and 2009, respectively. As a result of the changes in the fair values of derivatives designated as hedges, we recorded a reduction in accumulated other comprehensive income (loss) of $42.6 million (net of tax of $31.8 million) for the year ended December 31, 2008.

Financial Instruments

Our financial instruments include cash, restricted cash, receivables, payables, interest rate swaps, foreign currency hedges and debt. At December 31, 2010 and 2009, the estimated fair value of such financial instruments, except for debt, approximated their carrying value as reflected in our consolidated balance sheets. Based on market conditions, we believe that the fair value of our floating rate debt does not approximate its carrying value as of December 31, 2010 and 2009 because the applicable margin on certain of our floating rate debt was below the market rates as of these dates. The fair value of our fixed rate debt has been estimated primarily based on quoted market prices. The fair value of our floating rate debt has been estimated based on similar debt transactions that occurred near December 31, 2010 and 2009. A summary of the fair value and carrying value of our debt as of December 31, 2010 and 2009 is shown in the table below (in thousands):

	As of December 31, 2010		As of December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Fixed rate debt	$775,810	$808,000	$409,506	$424,000
Floating rate debt	1,121,337	1,101,000	1,851,430	1,739,000

Total debt	$1,897,147	$1,909,000	$2,260,936	$2,163,000

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

While the law provides that companies whose assets are expropriated in this manner may be compensated in cash or securities, we are unable to predict what, if any, compensation Venezuela will ultimately offer in exchange for any such expropriated assets and, accordingly, we are unable to predict what, if any, compensation we ultimately will receive. We reserve and will continue to reserve the right to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investment treaties and customary international law. In this connection, on June 16, 2009, our Spanish subsidiary delivered to the Venezuelan government and PDVSA an official notice of dispute relating to the seized assets and investments under the Agreement between Spain and Venezuela for the Reciprocal Promotion and Protection of Investments and under Venezuelan law. On March 23, 2010, our Spanish subsidiary filed a request for the institution of an arbitration proceeding against Venezuela with the International Centre for Settlement of Investment Disputes (“ICSID”) related to the seized assets and investments, which was registered by ICSID on April 12, 2010.

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

As a result of PDVSA taking possession of substantially all of our assets and operations in Venezuela, we recorded asset impairments during the year ended December 31, 2009, totaling $329.7 million ($379.7 million excluding the insurance proceeds of $50 million). These charges primarily related to receivables, inventory,

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fixed assets and goodwill, and are reflected in Income (loss) from discontinued operations. These asset impairments are reflected as loss from discontinued operations, net of tax in our consolidated statements of operations. We believe the fair value of our seized Venezuelan operations substantially exceeds the historical cost-based carrying value of the assets, including the goodwill allocable to those operations; however, GAAP requires that our claim be accounted for as a gain contingency with no benefit being recorded until resolved. Accordingly, we did not include any compensation we may receive for our seized assets and operations from Venezuela in recording the loss on expropriation.

The expropriation of our business in Venezuela meets the criteria established for recognition as discontinued operations under accounting standards for presentation of financial statements. Therefore, our Venezuela contract operations and aftermarket services businesses are now reflected as discontinued operations in our consolidated statements of operations.

In January 2010, the Venezuelan government announced a devaluation of the Venezuelan bolivar. This devaluation resulted in a translation gain of approximately $12.2 million on the remeasurement of our net liability position in Venezuela and is reflected in other (income) loss, net in the table below for the year ended December 31, 2010. The functional currency of our Venezuela subsidiary is the U.S. dollar and we had more liabilities than assets denominated in bolivars in Venezuela at the time of the devaluation. The exchange rate used to remeasure our net liabilities changed from 2.15 bolivars per U.S. dollar at December 31, 2009 to 4.3 bolivars per U.S. dollar in January 2010.

Our loss (recovery) attributable to expropriation for the year ended December 31, 2010 includes a benefit of $41.0 million from payments received from PDVSA and its affiliates for the fixed assets for two projects. These payments relate to the recovery of the loss we recognized on the value of the equipment for these projects in the second quarter of 2009.

The table below summarizes the operating results of the discontinued operations (in thousands):

	Years Ended December 31,
	2010	2009	2008

Revenues	$2,940	$69,050	$154,535
Expenses and selling, general and administrative	5,892	61,761	123,981
Loss (recovery) attributable to expropriation	(38,925)	329,685	—
Other (income) loss, net	(12,145)	(7,571)	(16,390)
Provision for (benefit from) income taxes	2,795	(18,586)	192

Income (loss) from discontinued operations, net of tax	$45,323	$(296,239)	$46,752

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the balance sheet data for discontinued operations (in thousands):

	December 31,
	2010	2009

Cash	$754	$1,841
Accounts receivable	434	177
Political risk insurance receivable	—	50,000
Inventory	1,077	169
Other current assets	3,653	5,965

Total current assets associated with discontinued operations	5,918	58,152
Property, plant and equipment, net	502	386
Other long-term assets	8,670	—

Total assets associated with discontinued operations	$15,090	$58,538

Accounts payable	$801	$9,543
Accrued liabilities	13,932	12,336
Deferred revenues	821	—

Total current liabilities associated with discontinued operations	15,554	21,879
Other long-term liabilities	13,111	16,667

Total liabilities associated with discontinued operations	$28,665	$38,546

3.	Business Acquisitions

In January 2008, we acquired GLR Solutions Ltd. (“GLR”), a Canadian provider of water treatment products for the upstream petroleum and other industries, for approximately $25 million plus certain working capital adjustments and contingent payments based on the performance of GLR. In April 2009, we paid approximately $3.6 million Canadian based on GLR’s performance in 2008 and we may be required to pay up to an additional $18.4 million Canadian based on GLR’s performance in 2010. We currently do not expect to pay a significant amount, if any, based on GLR’s performance in 2010. Under the purchase method of accounting, the total purchase price was allocated to GLR’s net tangible and intangible assets based on their estimated fair value at the purchase date. This allocation resulted in goodwill and intangible assets of $14.7 million and $15.3 million, respectively. The intangible assets for customer relationships and patents are being amortized through 2027 based on the present value of expected income to be realized from these assets. The intangible assets for non-compete agreements and backlog are being amortized over five years and one year, respectively. The goodwill and intangible assets from this acquisition are not deductible for Canadian income tax purposes.

In July 2008, we acquired EMIT Water Discharge Technology, LLC (“EMIT”), now called Exterran Water Management Services, LLC, a leading provider of contract water management and processing services, primarily to the coalbed methane industry, for approximately $108.6 million. Under the purchase method of accounting, the total purchase price was allocated to EMIT’s net tangible and intangible assets based on their estimated fair value at the purchase date. This allocation resulted in goodwill and intangible assets of $45.8 million and $41.7 million, respectively. Goodwill associated with this acquisition was written off in 2008 in connection with the goodwill impairment of our North America contract operations business. The intangible assets for contracts and customer relationships are being amortized through 2017 and 2019, respectively, based on the present value of expected income to be realized from these assets. The intangible assets for non-compete agreements and technology will be amortized through 2013 and 2027, respectively. The goodwill and intangible assets from this acquisition are deductible for U.S. federal income tax purposes.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Inventory

Inventory, net of reserves, consisted of the following amounts (in thousands):

	December 31,
	2010	2009

Parts and supplies	$244,618	$284,849
Work in progress	116,371	154,763
Finished goods	35,298	50,370

Inventory, net of reserves	$396,287	$489,982

During 2010, 2009 and 2008, we recorded $2.2 million, $5.3 million and $2.1 million, respectively, in inventory write-downs and reserves for inventory, which were either obsolete, excess or carried at a price above market value. As of December 31, 2010 and 2009, we had inventory reserves of $18.3 million and $18.4 million, respectively.

5.	Fabrication Contracts

Costs, estimated earnings and billings on uncompleted contracts consisted of the following (in thousands):

	December 31,
	2010	2009

Costs incurred on uncompleted contracts	$1,318,971	$1,220,266
Estimated earnings	277,768	288,460

	1,596,739	1,508,726
Less — billings to date	(1,579,448)	(1,484,790)

	$17,291	$23,936

Costs, estimated earnings and billings on uncompleted contracts are presented in the accompanying financial statements as follows (in thousands):

	December 31,
	2010	2009

Costs and estimated earnings in excess of billings on uncompleted contracts	$147,901	$180,181
Billings on uncompleted contracts in excess of costs and estimated earnings	(130,610)	(156,245)

	$17,291	$23,936

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2010	2009

Compression equipment, facilities and other fleet assets	$4,302,483	$4,355,915
Land and buildings	166,273	174,004
Transportation and shop equipment	225,073	207,035
Other	142,770	125,435

	4,836,599	4,862,389
Accumulated depreciation	(1,743,947)	(1,458,035)

Property, plant and equipment, net	$3,092,652	$3,404,354

Depreciation expense was $373.3 million, $322.3 million and $293.4 million in 2010, 2009 and 2008, respectively. Assets under construction of $134.6 million and $201.5 million are included in compression equipment, facilities and other fleet assets at December 31, 2010 and 2009, respectively. We capitalized $1.7 million, $4.1 million and $0.3 million of interest related to construction in process during 2010, 2009 and 2008, respectively.

7.	Intangible and Other Assets

Intangible and other assets consisted of the following (in thousands):

	December 31,
	2010	2009

Deferred debt issuance costs, net	$24,735	$18,004
Intangible assets, net	161,618	184,750
Deferred taxes	59,585	34,290
Other	36,490	36,839

Intangibles and other assets, net	$282,428	$273,883

Intangible assets and deferred debt issuance costs consisted of the following (in thousands):

	December 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Deferred debt issuance costs	$39,367	$(14,632)	$28,087	$(10,083)
Marketing related (20 year life)	2,727	(1,211)	715	(270)
Customer related (11-20 year life)	175,798	(60,511)	171,638	(40,634)
Technology based (20 year life)	32,361	(5,035)	32,156	(3,045)
Contract based (2-11 year life)	64,924	(47,435)	64,164	(39,974)

Intangible assets and deferred debt issuance costs	$315,177	$(128,824)	$296,760	$(94,006)

Amortization of deferred debt issuance costs totaled $5.3 million, $3.9 million and $3.4 million in 2010, 2009 and 2008, respectively, and are recorded to interest expense in our consolidated statements of operations. Amortization of intangible costs totaled $28.2 million, $30.5 million and $37.5 million in 2010, 2009 and

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, respectively. Customer related intangible assets acquired in connection with the merger are being amortized based upon the expected cash flows over a 17-year period.

Estimated future intangible amortization expense is as follows (in thousands):

2011	$24,216
2012	21,088
2013	17,646
2014	14,889
2015	13,082
Thereafter	70,697

$161,618

8.	Investments in Non-Consolidated Affiliates

Investments in affiliates that are not controlled by Exterran but where we have the ability to exercise significant influence over the operations are accounted for using the equity method. Our share of net income or losses of these affiliates is reflected in the consolidated statements of operations as equity in (income) loss of non-consolidated affiliates. Our equity method investments are primarily comprised of entities that own, operate, service and maintain compression and other related facilities, as well as water injection plants.

Our ownership interest and location of each equity method investee at December 31, 2010 is as follows:

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

Summarized balance sheet information for investees accounted for by the equity method is as follows (on a 100% basis, in thousands):

	December 31,
	2010	2009

Current assets	$1,200	$2,271
Non-current assets	24,421	24,767
Current liabilities, including current debt	101,463	147,541
Long-term debt payable	1,203	1,846
Other non-current liabilities	29,665	28,947
Owners’ deficit	(106,710)	(151,296)

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized combined earnings information for these entities consisted of the following amounts (on a 100% basis, in thousands):

	Years Ended December 31,
	2010	2009	2008

Revenues	$—	$8,381	$208,148
Operating income (loss)	41,582	(400,727)	104,543
Net income (loss)	43,013	(343,680)	46,922

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

During 2008, we received approximately $3.7 million in dividends from our joint ventures. We did not receive dividends from our joint ventures in the years ended December 31, 2010 and 2009.

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

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We determine the fair value of our reporting units using both the expected present value of future cash flows and a market approach. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital of each reporting unit. The market approach uses a market multiple on the reporting units’ earnings before interest, tax, depreciation and amortization.

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

The fair value of our aftermarket services and fabrication reporting units, our reporting units that have goodwill, exceeded their book value by a significant margin as of December 31, 2010. If the fair value of our reporting units that have goodwill declines below the carrying value in the future, we may incur additional goodwill impairment charges.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the change in the net carrying amount of goodwill for the years ended December 31, 2010 and 2009 (in thousands):

	North America	International
	contract	contract	Aftermarket
	operations	operations	services	Fabrication	Total

Balance as of December 31, 2008:
Goodwill	$1,148,371	$142,909	$60,368	$192,316	$1,543,964
Accumulated impairment losses	(1,148,371)	—	—	(87,569)	(1,235,940)

	—	142,909	60,368	104,747	308,024
Impairment losses	—	(150,778)	—	—	(150,778)
Dispositions	—	—	(1,528)	—	(1,528)
Impact of foreign currency Translation	—	7,869	3,631	8,824	20,324
Purchase adjustments	—	—	—	19,122	19,122

Balance as of December 31, 2009:
Goodwill	1,148,371	150,778	62,471	220,262	1,581,882
Accumulated impairment losses	(1,148,371)	(150,778)	—	(87,569)	(1,386,718)

	—	—	62,471	132,693	195,164
Impact of foreign currency Translation	—	—	624	892	1,516

Balance as of December 31, 2010:
Goodwill	1,148,371	150,778	63,095	221,154	1,583,398
Accumulated impairment losses	(1,148,371)	(150,778)	—	(87,569)	(1,386,718)

	$—	$—	$63,095	$133,585	$196,680

10.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2010	2009

Accrued salaries and other benefits	$63,706	$60,950
Accrued income and other taxes	143,625	119,683
Accrued warranty expense	7,703	4,393
Accrued interest	9,163	8,377
Interest rate swaps fair value	24,432	48,421
Deferred income taxes	10,241	10,863
Accrued start-up and commissioning expenses	11,027	10,495
Accrued other liabilities	60,654	58,230

Accrued liabilities	$330,551	$321,412

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2010	2009

Revolving credit facility due August 2012	$50,395	$68,929
Term loan	615,943	780,000
2007 asset-backed securitization facility notes due July 2012	6,000	570,000
Partnership’s revolving credit facility due October 2011	—	285,000
Partnership’s term loan facility due October 2011	—	117,500
Partnership’s revolving credit facility due November 2015	299,000	—
Partnership’s term loan facility due November 2015	150,000	—
Partnership’s asset-backed securitization facility notes due July 2013	—	30,000
4.25% convertible senior notes due June 2014 (presented net of the unamortized discount of $73.2 million and $89.5 million, respectively)	281,827	265,469
4.75% convertible senior notes due January 2014	143,750	143,750
7.25% senior notes due December 2018	350,000	—
Other, interest at various rates, collateralized by equipment and other assets	232	288

Long-term debt	$1,897,147	$2,260,936

Exterran Senior Secured Credit Facility

On August 20, 2007, we entered into a senior secured credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement consists of (a) a five-year revolving credit facility in the aggregate amount of $850 million, which includes a variable allocation for a Canadian tranche and the ability to issue letters of credit under the facility and (b) a six-year term loan senior secured credit facility, in the aggregate amount of $800 million with principal payments due on multiple dates through June 2013 (collectively, the “Credit Facility”). Subject to certain conditions as of December 31, 2010, at our request and with the approval of the lenders, the aggregate commitments under the Credit Facility may be increased by an additional $400 million less certain adjustments.

As of December 31, 2010, we had $50.4 million in outstanding borrowings and $275.7 million in letters of credit outstanding under our revolving credit facility and $615.9 million in outstanding borrowings under our term loan senior secured credit facility.

The Credit Agreement bears interest, if the borrowings are in U.S. dollars, at LIBOR or a base rate, at our option, plus an applicable margin or, if the borrowings are in Canadian dollars, at U.S. dollar LIBOR, U.S. dollar base rate or Canadian prime rate, at our option, plus the applicable margin or the Canadian dollar bankers’ acceptance rate. The base rate is the higher of the U.S. Prime Rate or the Federal Funds Rate plus 0.5%. The applicable margin varies depending on the debt ratings of our senior secured indebtedness (i) in the case of LIBOR loans, from 0.65% to 1.75% or (ii) in the case of base rate or Canadian prime rate loans, from 0.0% to 0.75%. At December 31, 2010, all amounts outstanding were LIBOR loans and the applicable margin was 0.65%. The weighted average interest rate at December 31, 2010 on the outstanding balance, excluding the effect of interest rate swaps, was 0.9%.

Our wholly-owned significant domestic subsidiaries (as defined in the Credit Agreement) guarantee the debt under the Credit Agreement. We have executed a U.S. Pledge Agreement pursuant to which we and our

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant subsidiaries are required to pledge their equity and the equity of certain subsidiaries. Further, we and our wholly-owned significant domestic subsidiaries have granted a lien on substantially all of our and their U.S. assets. The Partnership and Exterran ABS 2007 LLC (along with its subsidiary, “Exterran ABS,”) do not guarantee the debt under the Credit Agreement, their assets are not collateral under the Credit Agreement and the equity interests in Exterran ABS and the general partner units in the Partnership are not pledged under the Credit Agreement.

Our bank credit facilities, asset-backed securitization facility and the agreements governing certain of our other indebtedness contain various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. For example, under our Credit Agreement we must maintain various consolidated financial ratios including a ratio of EBITDA (defined in the Credit Agreement as Adjusted EBITDA) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. As of December 31, 2010, we maintained a 4.3 to 1.0 EBITDA to Total Interest Expense ratio, a 3.9 to 1.0 consolidated Total Debt to EBITDA ratio and a 1.9 to 1.0 Senior Secured Debt to EBITDA ratio.

As of December 31, 2010, our senior secured borrowings consisted of our term loan facility, our revolving credit facility and asset-backed securitization facility. At December 31, 2010, we had undrawn capacity of $523.9 million and $694.0 million under our revolving credit facility and asset-backed securitization facility, respectively. Our Credit Agreement limits our Total Debt to EBITDA ratio to not greater than 5.0 to 1.0. Due to this limitation, only $422.0 million of the combined $1,217.9 million of undrawn capacity under our revolving credit facility and our asset-backed securitization facility was available for additional borrowings as of December 31, 2010. Additionally, as of December 31, 2010, there were limitations on the unfunded commitments under our asset-backed securitization facility, as discussed below, due to certain covenant limitations under that facility.

Exterran Asset-Backed Securitization Facility

In August 2007, Exterran ABS entered into a $1.0 billion asset-backed securitization facility (the “2007 ABS Facility”), which was reduced to an $800 million facility in October 2009 concurrent with the closing of the Partnership’s asset-backed securitization facility, as described below. The 2007 ABS Facility was further reduced from an $800 million facility to a $700 million facility in November 2010 concurrently with the closing of the Partnership Credit Facility (as defined below). The amount outstanding at any time is limited to the lower of (i) 80% of the value of the natural gas compression equipment owned by Exterran ABS and its subsidiaries (as defined in the agreement), (ii) 4.5 times free cash flow or (iii) the amount calculated under an interest coverage test. Based on these tests, the limit on the amount outstanding can be increased or decreased in future periods. The related indenture contains customary terms and conditions with respect to an issuance of asset-backed securities, including representations and warranties, covenants and events of default. Interest and fees payable to the noteholders accrue on these notes at a variable rate consisting of one month LIBOR plus an applicable margin of 0.825%. The weighted average interest rate at December 31, 2010 on borrowings under the 2007 ABS Facility was 1.1%. The 2007 ABS Facility is revolving in nature and is payable in July 2012.

Repayment of the 2007 ABS Facility notes has been secured by a pledge of all of the assets of Exterran ABS, consisting primarily of specified compression services contracts and a fleet of natural gas compressors. Under the 2007 ABS Facility, we had $0.4 million of restricted cash as of December 31, 2010.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Partnership Revolving Credit Facility and Term Loan

On November 3, 2010, the Partnership and certain of its subsidiaries, as guarantors, and EXLP Operating LLC, as borrower, entered into an amendment and restatement of its senior secured credit agreement (the “Partnership Credit Agreement”) to provide for a new five-year, $550 million senior secured credit facility consisting of a $400 million revolving credit facility and a $150 million term loan. Concurrently with the execution of the agreement, the Partnership borrowed $304.0 million under its revolving credit facility and $150.0 million under its term loan and used the proceeds to (i) repay the entire $406.1 million outstanding under the Partnership’s previous senior secured credit facility, (ii) repay the entire $30.0 million outstanding under the Partnership’s asset-backed securitization facility and terminate that facility, (iii) pay $14.8 million to terminate the interest rate swap agreements to which the Partnership was a party and (iv) pay customary fees and other expenses relating to the Partnership Credit Agreement. The Partnership incurred transaction costs of approximately $4.0 million related to the Partnership Credit Agreement. These costs were included in Intangible and other assets, net and are being amortized over the respective facility terms. As a result of the amendment and restatement of the Partnership Credit Agreement, we expensed $0.2 million of unamortized deferred financing costs associated with the refinanced debt, which is reflected in Interest expense in our consolidated statement of operations.

As of December 31, 2010, there was $299.0 million in outstanding borrowings under the Partnership’s revolving credit facility and $101.0 million was available for additional borrowings.

The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on the Partnership’s leverage ratio, varies (i) in the case of LIBOR loans, from 2.25% to 3.25% or (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the higher of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1.0%. At December 31, 2010, all amounts outstanding under this facility were LIBOR loans and the applicable margin was 2.5%. The weighted average interest rate on the outstanding balance of this facility at December 31, 2010, excluding the effect of interest rate swaps, was 2.8%.

The Partnership’s term loan bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on the Partnership’s leverage ratio, varies (i) in the case of LIBOR loans, from 2.5% to 3.5% or (ii) in the case of base rate loans, from 1.5% to 2.5%. At December 31, 2010, all amounts outstanding under the term loan were LIBOR loans and the applicable margin was 2.75%. The average interest rate on the outstanding balance of the term loan at December 31, 2010, excluding the effect of interest rate swaps, was 3.1%.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its significant subsidiaries, including all of the membership interests of the Partnership’s U.S. significant subsidiaries. Subject to certain conditions, at the Partnership’s request, and with the approval of the administrative agent (as defined in the Partnership Credit Agreement), the aggregate commitments under the Partnership Credit Agreement may be increased by an additional $150 million.

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on its ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Partnership Credit Agreement) and a ratio of Total Debt (as defined in the

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partnership Credit Agreement) to EBITDA of not greater than 4.75 to 1.0. The Partnership Credit Agreement allows for the Partnership’s Total Debt to EBITDA ratio to be increased from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes. Therefore, because the Partnership acquired from us additional contract operations customer service agreements and a fleet of compressor units used to provide compression services under those agreements, which met the applicable thresholds in the third quarter of 2010, the maximum allowed ratio of Total Debt to EBITDA is 5.25 to 1.0 through March 31, 2011, reverting to 4.75 to 1.0 for the quarter ending June 30, 2011 and subsequent quarters. As of December 31, 2010, the Partnership maintained a 5.8 to 1.0 EBITDA to Total Interest Expense ratio and a 3.7 to 1.0 Total Debt to EBITDA ratio. A violation of the Partnership’s Total Debt to EBITDA covenant would be an event of default under the Partnership Credit Agreement which would trigger cross-default provisions under certain of our debt agreements. As of December 31, 2010, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

The Partnership Asset-Backed Securitization Facility

In October 2009, the Partnership entered into a $150 million asset-backed securitization facility. In connection with the Partnership entering into the Partnership Credit Agreement, the Partnership repaid the entire outstanding balance under its asset-backed securitization facility and terminated that facility.

7.25% Senior Notes

In November 2010, we issued $350 million aggregate principal amount of 7.25% Senior Notes due December 2018 (the “7.25% Notes”). The 7.25% Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, the securities may not be offered or sold in the U.S. except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. We offered and issued the 7.25% Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S. Pursuant to a registration rights agreement, we are required to register the 7.25% Notes no later than 400 days after November 23, 2010.

The 7.25% Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries that guarantee indebtedness under our Credit Agreement and certain of our future subsidiaries. The Partnership and its subsidiaries have not guaranteed the 7.25% Notes. The 7.25% Notes and the guarantees are our and the guarantors’ general unsecured senior obligations, respectively, and rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 7.25% Notes and guarantees are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of our non-guarantor subsidiaries.

Prior to December 1, 2013, we may redeem all or a part of the 7.25% Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 7.25% Notes prior to December 1, 2013 with the net proceeds of a public or private equity offering at a redemption price of 107.250% of the principal amount of the 7.25% Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the 7.25% Notes issued under the indenture remains outstanding after such redemption and the redemption occurs within 120 days of the date of the closing of such equity offering. On or after December 1, 2013, we may redeem all or a part of the 7.25% Notes at redemption prices (expressed as percentages of principal amount) equal to 105.438% for the twelve-month period beginning on December 1, 2013, 103.625% for the twelve-month period beginning on December 1, 2014, 101.813% for the twelve-month period beginning on

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 1, 2015 and 100.000% for the twelve-month period beginning on December 1, 2016 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the 7.25% Notes.

4.25% Convertible Senior Notes

In June 2009, we issued under a shelf registration statement $355.0 million aggregate principal amount of 4.25% convertible senior notes due June 2014 (the “4.25% Notes”). The 4.25% Notes are convertible upon the occurrence of certain conditions into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. The value of the shares the 4.25% Notes’ can be converted into exceeded their principal amount as of December 31, 2010 by $12.3 million. We may not redeem the 4.25% Notes prior to their maturity date.

GAAP requires that the liability and equity components of certain convertible debt instruments that may be settled in cash upon conversion be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. Upon issuance of our 4.25% Notes, $97.9 million was recorded as a debt discount and reflected in equity related to the convertible feature of these notes. The discount on the 4.25% Notes will be amortized using the effective interest method through June 30, 2014. During years ended December 31, 2010 and 2009, we recognized $15.1 million and $8.4 million of interest expense, respectively, related to the contractual interest coupon. During the years ended December 31, 2010 and 2009, we recognized $16.4 million and $8.3 million of interest expense, respectively, related to the amortization of the debt discount. The effective interest rate on the debt component of these notes is 11.67%.

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

4.75% Convertible Senior Notes

In December 2003, Hanover issued $143.75 million aggregate principal amount of 4.75% Convertible Senior Notes due January 15, 2014 (the “4.75% Notes”). In connection with the closing of the merger, on August 20, 2007, we executed supplemental indentures between Hanover and the trustees, pursuant to which Exterran Holdings, Inc. agreed to fully and unconditionally guarantee the obligations of Hanover relating to the 4.75% Notes. Hanover, renamed Exterran Energy Corp., the issuer of the 4.75% Notes, is a wholly-owned subsidiary of Exterran Holdings, Inc. There are no significant restrictions on the ability of Exterran Holdings, Inc. to obtain funds from Exterran Energy Corp. by dividend or loan.

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

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Debt Compliance

We were in compliance with our debt covenants as of December 31, 2010. If we fail to remain in compliance with our financial covenants we would be in default under our credit agreements. In addition, if we experienced a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impact our ability to perform our obligations under our credit agreements, this could lead to a default under our credit agreements. A default under one or more of our debt agreements, including a default by the Partnership under its credit facility, would trigger cross-default provisions under certain of our debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements.

Long-term Debt Maturity Schedule

Contractual maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2010 are as follows (in thousands):

	December 31, 2010

2011	$55,863	(1)
2012	390,492
2013	226,215
2014	498,750	(2)
2015	449,000
Thereafter	350,000

Total debt	$1,970,320

(1)	Maturities of $55.9 million due in 2011 are classified as long-term because we have the intent and ability to refinance these maturities with our existing long-term credit facilities.

(2)	This amount includes the full face value of the 4.25% Notes and is not reduced by the unamortized discount of $73.2 million as of December 31, 2010.

12.	Accounting for Derivatives

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

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Risk

At December 31, 2010, we were a party to interest rate swaps pursuant to which we pay fixed payments and receive floating payments on a notional value of $1,115.0 million. The total notional value at December 31, 2010 includes an interest rate swap with a notional value of $125.0 million at a fixed rate of 1.8% that is effective beginning on February 1, 2011. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $865.0 million expiring through August 2012 and the remaining interest rate swaps expiring through November 2015. As of December 31, 2010, the weighted average effective fixed interest rate on our interest rate swaps, including the notional value of $125.0 million that is effective beginning on February 1, 2011, was 3.3%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded approximately $0.2 million and $0.6 million of interest expense for the years ended December 31, 2010 and 2009, respectively, due to the ineffectiveness related to interest rate swaps. We estimate that approximately $44.7 million of deferred pre-tax losses attributable to interest rate swaps and that is included in our accumulated other comprehensive loss at December 31, 2010, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

In the fourth quarter of 2010, we paid $43.0 million to terminate interest rate swap agreements with a total notional value of $585.0 million and a weighted average rate of 4.6%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination and the associated amount in accumulated other comprehensive income (loss) will be amortized into interest expense over the original term of the swaps.

Foreign Currency Exchange Risk

We operate in approximately 30 countries throughout the world, and a fluctuation in the value of the currencies of these countries relative to the U.S. dollar could impact our profits from international operations and the value of the net assets of our international operations when reported in U.S. dollars in our financial statements. From time to time we may enter into foreign currency hedges to reduce our foreign exchange risk associated with cash flows we will receive in a currency other than the functional currency of the local Exterran affiliate that entered into the contract. The impact of foreign currency exchange on our consolidated statements of operations will depend on the amount of our net asset and liability positions exposed to currency fluctuations in future periods.

Foreign currency swaps or forward contracts that meet the hedging requirements or that qualify for hedge accounting treatment are accounted for as cash flow hedges and changes in the fair value are recognized as a component of comprehensive income (loss) to the extent the hedge is effective. The amounts recognized as a component of other comprehensive income (loss) will be reclassified into earnings (loss) in the periods in which the underlying foreign currency exchange transaction is recognized. We estimate that approximately $0.5 million of deferred pre-tax losses attributable to foreign currency swaps and that is included in our accumulated other comprehensive income (loss) at December 31, 2010, will be reclassified into earnings at then-current values during the next twelve months as the underlying hedged transactions occur. At

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010, the remaining notional amount of our foreign currency hedge that met the requirements for hedge accounting was approximately 2.5 million Kuwaiti dinars ($8.9 million U.S. dollars). For foreign currency swaps and forward contracts that do not qualify for hedge accounting treatment, changes in fair value and gains and losses on settlement are included under the same category as the income or loss from the underlying assets, liabilities or anticipated transactions in our consolidated statements of operations.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	December 31, 2010
		Fair Value
	Balance Sheet Location	Asset (Liability)

Derivatives designated as hedging instruments:
Interest rate hedges	Intangibles and other assets	$5,769
Interest rate hedges	Accrued liabilities	(24,432)
Interest rate hedges	Other long-term liabilities	(10,362)
Foreign currency hedge	Accrued liabilities	(462)

Total derivatives		$(29,487)

	December 31, 2009
		Fair Value
	Balance Sheet Location	Asset (Liability)

Derivatives designated as hedging instruments:
Interest rate hedges	Intangibles and other assets	$262
Interest rate hedges	Accrued liabilities	(48,421)
Interest rate hedges	Other long-term liabilities	(35,300)

Total derivatives		$(83,459)

	Year Ended December 31, 2010
		Location of Gain	Gain (Loss)
	Gain (Loss)	(Loss) Reclassified	Reclassified from
	Recognized in Other	from Accumulated	Accumulated Other
	Comprehensive	Other Comprehensive	Comprehensive
	Income (Loss) on	Income (Loss) into	Income (Loss) into
	Derivatives	Income (Loss)	Income (Loss)

Derivatives designated as cash flow hedges:
Interest rate hedges	$(44,558)	Interest expense	$(55,771)
Foreign currency hedge	(3,880)	Fabrication revenue	(3,470)

Total	$(48,438)		$(59,241)

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
		Location of Gain	Gain (Loss)
	Gain (Loss)	(Loss) Reclassified	Reclassified from
	Recognized in Other	from Accumulated	Accumulated Other
	Comprehensive	Other Comprehensive	Comprehensive
	Income (Loss) on	Income (Loss) into	Income (Loss) into
	Derivatives	Income (Loss)	Income (Loss)

Derivatives designated as cash flow hedges:
Interest rate hedges	$(42,932)	Interest expense	$(54,766)
Foreign currency hedge	781	Fabrication revenue	(473)

Total	$(42,151)		$(55,239)

The counterparties to our derivative agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us. We have no specific collateral posted for our derivative instruments. The counterparties to our interest rate swaps are also lenders under our credit facilities and, in that capacity, share proportionally in the collateral pledged under the related facility.

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

The following table summarizes the valuation of our interest rate swaps, foreign currency derivatives and impaired assets as of and for the year ended December 31, 2010 with pricing levels as of the date of valuation (in thousands):

		Quoted
		Market
		Prices in	Significant	Significant
		Active	Other	Unobservable
		Markets	Observable	Inputs
	Total	(Level 1)	Inputs (Level 2)	(Level 3)

Interest rate swaps asset (liability)	$(29,025)	$—	$(29,025)	$—
Foreign currency derivatives asset (liability)	(462)	—	(462)	—
Impaired long-lived assets	70,637	—	—	70,637

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the valuation of our interest rate swaps and impaired assets as of and for the year ended December 31, 2009 with pricing levels as of the date of valuation (in thousands):

		Quoted
		Market
		Prices in	Significant	Significant
		Active	Other	Unobservable
		Markets	Observable	Inputs
	Total	(Level 1)	Inputs (Level 2)	(Level 3)

Interest rate swaps asset (liability)	$(83,459)	$—	$(83,459)	$—
Impaired long-lived assets	7,955	—	—	7,955
International contract operations goodwill	—	—	—	—
Impairment of investments in non-consolidated affiliates	1,217	—	—	1,217
Impairment of manufacturing facilities	9,471	—	9,471	—

Our interest rate swaps and foreign currency derivatives are recorded at fair value utilizing a combination of the market and income approach to estimate fair value. We used discounted cash flows and market based methods to compare similar derivative instruments. Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds as compared to other fleet units we have recently sold, as well as our review of other units that were recently for sale by third parties or the estimated component value of the equipment that we plan to use. Our estimate of the fair value of the impaired manufacturing facilities was based on sales of similar assets. See Note 9 for a discussion of the valuation methodology we used in connection with the goodwill impairment. Our estimate of the fair value of our investments in non-consolidated affiliates was based on discounted cash flow models that use probability weighted estimated cash flows to estimate the fair value of our investment in these non-consolidated affiliates. The primary inputs for the cash flow models were estimates of cash flows from operations we received from management of the joint ventures and our estimates of final proceeds that we would ultimately receive.

14.	Long-Lived Asset Impairment

During December 2010, we completed an evaluation of our longer-term strategies and, as a result, determined to retire and sell approximately 1,800 idle compressor units, or approximately 600,000 horsepower, that were previously used to provide services in our North America and international contract operations businesses. As a result of our decision to sell these compressor units, we performed an impairment review and based on that review, have recorded a $136.0 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds as compared to other fleet units we have recently sold, as well as our review of other units that were recently for sale by third parties.

This decision is part of our longer-term strategy to upgrade our fleet. As part of this strategy, we also currently plan to invest more than we have in the recent past to add newly built compressor units to our fleet. We expect to focus this investment on key growth areas, including providing compression and processing services to producers of natural gas from shale plays and natural gas liquids.

As a result of a decline in market conditions in North America during 2010 and 2009, we reviewed the idle compression assets used in our contract operations segments for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. We determined that 323 units representing 61,400 horsepower would be retired from the fleet in 2010 and 1,232 units representing 264,900 horsepower would be retired from the fleet in 2009. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the assets. The net book value of these assets exceeded the fair value by $7.6 million and $91.0 million, respectively, for the years ended December 31, 2010 and 2009 and was recorded as a long-lived asset impairment.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, in the fourth quarter of 2010, 105 fleet units that were previously utilized in our international contract operations segment were damaged in a flood, resulting in a long-lived asset impairment of $3.3 million.

During 2008, management identified certain fleet units that would not be used in our contract operations business in the future and recorded a $1.5 million impairment. During 2008, we also recorded a $1.0 million impairment related to the loss sustained on offshore units that were on platforms which capsized during Hurricane Ike. These fleet impairments are recorded in long-lived asset impairment expense in the consolidated statements of operations.

In the first quarter of 2009, our management approved a plan to close certain fabrication facilities and consolidate our compression fabrication activities (see Note 15). As a result, we reviewed the facilities to be closed for impairment and the net book value of these facilities exceeded the fair value by $6.0 million and was recorded as a long-lived asset impairment.

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

As a result of these operational difficulties and taking into consideration the project’s historical performance and declines in commodity prices, we undertook an assessment of our estimated future cash flows from the Cawthorne Channel Project. Based on the analysis we completed, we determined that we would not recover all of our remaining investment in the Cawthorne Channel Project. Accordingly, we recorded an impairment charge of $21.6 million in our 2008 results to reduce the carrying amount of our assets associated with the Cawthorne Channel Project to their estimated fair value, which is reflected in long-lived asset impairment expense in our consolidated statements of operations.

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

As a result of the reduced level of demand for our products and services, our management approved a plan in March 2009 to close certain facilities to consolidate our compression fabrication activities. These actions were the result of significant fabrication capacity stemming from the 2007 merger that created Exterran and the lack of consolidation of this capacity since that time, as well as the anticipated continuation of weaker global economic and energy industry conditions. The consolidation of those compression fabrication activities was completed in September 2009. The restructuring activities in 2009 included a $6.0 million facility impairment charge that was reflected in our consolidated statement of operations as a long-lived asset impairment (see Note 14). Additionally, we reduced the size of our workforce at our two manufacturing locations in Houston, Texas to support the forecasted level of new fabrication work.

We incurred charges in 2009 with respect to these restructuring charges discussed above of $14.3 million. These charges are reflected as Restructuring charges in our consolidated statements of operations. Approximately $13.4 million of the charges are severance and employee benefit costs and the remaining

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount is for other facility closure and moving costs. All of the $14.3 million of charges resulted in cash expenditures.

16.	Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

United States	$(238,776)	$(4,385)	$(1,015,475)
Foreign	13,606	(193,172)	70,866

Loss before income taxes	$(225,170)	$(197,557)	$(944,609)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008

Current tax provision:
U.S. federal	$1,691	$(2,906)	$2,491
State	3,157	2,296	5,063
Foreign	56,623	58,842	65,800

Total current	61,471	58,232	73,354

Deferred tax provision (benefit):
U.S. federal	(83,752)	903	(22,965)
State	(10,110)	(4,193)	(237)
Foreign	(34,215)	(3,275)	(12,933)

Total deferred	(128,077)	(6,565)	(36,135)

Provision for income taxes	$(66,606)	$51,667	$37,219

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit from) for income taxes for 2010, 2009 and 2008 resulted in effective tax rates on continuing operations of 29.6%, (26.2)% and (3.9)%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Income taxes at U.S. federal statutory rate of 35%	$(78,809)	$(69,145)	$(330,613)
Net state income taxes	(3,765)	(1,249)	3,385
Foreign taxes	21,096	34,879	29,909
Noncontrolling interest	3,134	(3,264)	(5,588)
Foreign tax credits	(6,497)	(3,129)	(14,244)
Unrecognized tax benefits	(817)	7,784	1,682
Valuation allowances	(1,892)	5,044	1,157
Executive compensation	—	—	655
Goodwill impairment	—	52,772	351,849
Impairment of investments in non-consolidated affiliates	—	25,407	—
Other	944	2,568	(973)

Provision (benefit from) for income taxes	$(66,606)	$51,667	$37,219

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

	December 31,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$323,354	$321,396
Inventory	3,950	4,063
Alternative minimum tax credit carryforwards	8,269	6,522
Accrued liabilities	11,217	19,943
Foreign tax credit carryforwards	88,835	82,338
Capital loss carryforwards	—	438
Other	52,407	31,074

Subtotal	488,032	465,774
Valuation allowances	(18,140)	(20,033)

Total deferred tax assets	469,892	445,741

Deferred tax liabilities:
Property, plant and equipment	(377,049)	(439,925)
Basis difference in the Partnership	(81,013)	(88,155)
Goodwill and intangibles	(17,987)	(15,901)
Other	(28,830)	(34,546)

Total deferred tax liabilities	(504,879)	(578,527)

Net deferred tax liabilities	$(34,987)	$(132,786)

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax balances are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2010	2009

Current deferred income tax assets	$36,093	$25,913
Intangibles and other assets	59,585	34,290
Accrued liabilities	(10,241)	(10,863)
Deferred income tax liabilities	(120,424)	(182,126)

Net deferred tax liabilities	$(34,987)	$(132,786)

At December 31, 2010, we had U.S. federal net operating loss carryforwards of approximately $716.8 million that are available to offset future taxable income. If not used, the carryforwards will begin to expire in 2021. We also had approximately $239.4 million of net operating loss carryforwards in certain foreign jurisdictions (excluding discontinued operations), approximately $114.3 million of which has no expiration date, $61.8 million of which is subject to expiration from 2011 to 2015, and the remainder of which expires in future years through 2031. Foreign tax credit carryforwards of $88.8 million and alternative minimum tax credit carryforwards of $8.3 million are available to offset future payments of U.S. federal income tax. The foreign tax credits will expire in varying amounts beginning in 2013, whereas the alternative minimum tax credits may be carried forward indefinitely under current U.S. tax law.

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

We have not provided U.S. federal income taxes on indefinitely (or permanently) reinvested cumulative earnings of approximately $493.0 million generated by our foreign subsidiaries. Such earnings are from ongoing operations which will be used to fund international growth. In the event of a distribution of those earnings to the U.S. in the form of dividends, we may be subject to both foreign withholding taxes and U.S. federal income taxes net of allowable foreign tax credits.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including discontinued operations) is shown below (in thousands):

	Years Ended December 31,
	2010	2009	2008

Beginning balance	$19,756	$13,870	$14,624
Additions based on tax positions related to the current year	—	—	501
Additions based on tax positions related to prior years	—	5,886	31
Reductions based on tax positions related to prior years	(4,142)	—	(1,171)
Reductions due to settlements and lapses of applicable statutes of limitations	—	—	(115)

Ending balance	$15,614	$19,756	$13,870

We had $15.6 million, $19.8 million and $13.9 million of unrecognized tax benefits at December 31, 2010, 2009 and 2008, respectively, which if recognized would affect the effective tax rate (except for amounts that would be reflected in Income (loss) from discontinued operations, net of tax). We also have recorded $10.6 million, $11.9 million and $3.5 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions (including discontinued operations) as of December 31, 2010, 2009 and 2008, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense.

We and our subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in numerous state and foreign jurisdictions. We are subject to U.S. federal income tax examinations for tax years beginning from 1997 onward and the Internal Revenue Service has yet to commence an examination of our U.S. federal income tax returns for such tax years.

State income tax returns are generally subject to examination for a period of three to five years after filing of the returns. However, the state impact of any U.S. federal audit adjustments and amendments remain subject to examination by various states for a period of up to one year after formal notification to the states. As of December 31, 2010, we did not have any state audits underway that would have a material impact on our financial position or results of operations.

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

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to December 31, 2011. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from these estimates.

17.	Common Stockholders’ Equity

On August 20, 2007, our board of directors authorized the repurchase of up to $200 million of our common stock through August 19, 2009. In December 2008, our board of directors increased the share repurchase program, from $200 million to $300 million, and extended the expiration date of the authorization, from August 19, 2009 to December 15, 2010. Under the stock repurchase program, we could repurchase shares in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other securities laws and regulations. We also could implement all or part of the repurchases under a Rule 10b5-1 trading plan, so as to provide the flexibility to extend our share repurchases beyond the quarterly purchase window. During 2010 and 2009, we did not repurchase any shares of our common stock under this program. Over the life of the program, we repurchased 5,416,221 shares of our common stock at an aggregate cost of $199.9 million.

The Exterran Holdings, Inc. 2007 Amended and Restated Stock Incentive Plan (the “2007 Plan”) allows us to withhold shares to use upon vesting of restricted stock at the current market price to cover the minimum level of taxes required to be withheld on the vesting date. We purchased 84,922 of our shares from participants for approximately $2.1 million during 2010 to cover tax withholding. The 2007 Plan is administered by the compensation committee of our board of directors.

18.	Stock-based Compensation and Awards

The following table presents the stock-based compensation expense included in our results of operations (in thousands):

	Years Ended December 31,
	2010	2009	2008

Stock options and unit options	$5,273	$5,673	$4,481
Restricted stock, restricted stock units and phantom units	17,796	17,983	13,023
Unit appreciation rights	—	—	(1,078)
Employee stock purchase plan	282	935	899

Total stock-based compensation expense	$23,351	$24,591	$17,325

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

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value at date of grant for options granted during the years ended December 31, 2010, 2009 and 2008 was $8.71, $5.87 and $16.54, respectively, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Years Ended December 31,
	2010	2009	2008

Expected life in years	4.5	4.5	4.5
Risk-free interest rate	2.13%	1.84%	2.41%
Volatility	42.94%	40.51%	29.08%
Dividend yield	0.0%	0.0%	0.0%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for a period commensurate with the estimated expected life of the stock options. Expected volatility is based on the historical volatility of our stock over the period commensurate with the expected life of the stock options and other factors. We have not historically paid a dividend and do not expect to pay a dividend during the expected life of the stock options.

The following table presents stock option activity for the year ended December 31, 2010 (in thousands, except per share data and remaining life in years):

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life	Value

Options outstanding, December 31, 2009	2,833	$33.37
Granted	688	22.77
Exercised	(51)	16.63
Cancelled	(346)	34.32

Options outstanding, December 31, 2010	3,124	$31.20	4.4	$8,563

Options exercisable, December 31, 2010	1,879	$36.41	3.7	$4,128

Intrinsic value is the difference between the market value of our stock and the exercise price of each option multiplied by the number of options outstanding for those options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during 2010 and 2008 was $0.5 million and $6.6 million, respectively. No stock options were exercised during the year ended December 31, 2009. As of December 31, 2010, $11.9 million of unrecognized compensation cost related to unvested stock options is expected to be recognized over the weighted-average period of 1.6 years.

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

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents restricted stock and restricted stock unit activity for the year ended December 31, 2010 (in thousands, except per share data):

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share

Non-vested restricted stock and restricted stock units, December 31, 2009	1,162	$28.15
Granted	823	23.03
Vested	(462)	34.68
Change in expected vesting of performance awards	22	22.75
Cancelled	(124)	25.59

Non-vested restricted stock and restricted stock units, December 31, 2010	1,421	$23.20

As of December 31, 2010, $17.3 million of unrecognized compensation cost related to unvested restricted stock and restricted stock units is expected to be recognized over the weighted-average period of 1.7 years.

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

Employee Stock Purchase Plan

On August 20, 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. A total of 650,000 shares of our common stock have been authorized and reserved for issuance under the ESPP. At December 31, 2010, 266,160 shares remained available for purchase under the ESPP. Our ESPP plan is compensatory and, as a result, we record an expense on our consolidated statements of operations related to the ESPP. Effective July 1, 2009, the purchase discount under the ESPP was reduced from 15% to 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.

Directors’ Stock and Deferral Plan

On August 20, 2007, we adopted the Exterran Holdings, Inc. Directors’ Stock and Deferral Plan. The purpose of the Directors’ Stock and Deferral Plan is to provide non-employee directors of the board of directors with

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an opportunity to elect to receive our common stock as payment for a portion or all of their retainer and meeting fees. The number of shares to be paid each quarter will be determined by dividing the dollar amount of fees elected to be paid in common stock by the closing sales price per share of the common stock on the last day of the quarter. In addition, directors who elect to receive a portion or all of their fees in the form of common stock may also elect to defer, until a later date, the receipt of a portion or all of their fees to be received in common stock. We have reserved 100,000 shares under the Directors’ Stock and Deferral Plan, and as of December 31, 2010, 76,165 shares remain available to be issued under the plan.

Unit Appreciation Rights

Unit appreciation rights (“UARs”) entitle the holder to receive a payment from us in cash equal to the excess of the fair market value of a common unit of the Partnership on the date of exercise over the exercise price. We assumed $0.3 million in UARs as a result of the merger, which vested on January 1, 2009 and which expired on December 31, 2009. None of the UARs were exercised.

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

Partnership Unit Options

The Partnership unit options vested and became exercisable on January 1, 2009, and expired on December 31, 2009. None of the unit options were exercised.

Partnership Phantom Units

During the year ended December 31, 2010, the Partnership granted 42,851 phantom units to officers and directors of Exterran GP LLC and certain of our employees, which vest 33 1/3% on each of the first three anniversaries of the grant date.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents phantom unit activity for the year ended December 31, 2010:

		Weighted
		Average
		Grant-Date
	Phantom	Fair Value
	Units	per Unit

Phantom units outstanding, December 31, 2009	91,124	$17.06
Granted	42,851	22.94
Vested	(33,373)	18.18
Cancelled	(2,065)	17.26

Phantom units outstanding, December 31, 2010	98,537	$19.23

As of December 31, 2010, $1.0 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 1.5 years.

19.	Retirement Benefit Plan

Our 401(k) retirement plan provides for optional employee contributions up to the Internal Revenue Service limit and discretionary employer matching contributions. We generally make discretionary matching contributions to each participant’s account at a rate of (i) 100% of each participant’s first 1% of contributions plus (ii) 50% of each participant’s contributions up to the next 5% of eligible compensation. We made no discretionary matching contributions from July 1, 2009 through June 30, 2010, but began making them again effective July 1, 2010. We recorded matching contributions of $3.9 million, $4.4 million and $7.4 million during 2010, 2009 and 2008, respectively.

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

21.	Transactions Related to the Partnership

In connection with the August 2010 sale by us to the Partnership of contract operations customer service agreements and a fleet of compressor units used to provide compression services under those agreements, we amended our existing omnibus agreement with the Partnership. The amendment, among other things, extended the term of the caps on the Partnership’s obligation to reimburse us for selling, general and administrative costs and operating costs we allocate to the Partnership based on such costs we incur on the Partnership’s behalf for an additional year such that the caps will now terminate on December 31, 2011.

Through our wholly-owned subsidiaries, we own all of the subordinated units of the Partnership. As of June 30, 2010, the Partnership met the requirements under its partnership agreement for early conversion of 25% of these subordinated units into common units. Accordingly, in August 2010, 1,581,250 subordinated units of the Partnership owned by us converted into common units.

On September 13, 2010, we sold, pursuant to a public underwritten offering, 5,290,000 common units representing limited partner interests in the Partnership in a public offering, including 690,000 common units to cover over-allotments. The $109.4 million of net proceeds, excluding transaction costs, received from the

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale of the common units was used to repay $54.7 million of borrowings under our revolving credit facility and $54.7 million under our term loan facility. The change in our ownership interest of the Partnership from the sale of the common units resulted in adjustments to noncontrolling interest, accumulated other comprehensive loss and additional paid-in capital to reflect our new ownership percentage in the Partnership. As a result of this transaction, public ownership interest in the Partnership increased. As of December 31, 2010, public unitholders held a 42% ownership interest in the Partnership and we owned the remaining equity interest, including the general partner interest and all incentive distribution rights.

The table below presents the effects of changes from net income attributable to Exterran stockholders and changes in our ownership interest of the Partnership on our equity attributable to Exterran’s stockholders (in thousands):

	December 31,
	2010	2009

Net loss attributable to Exterran stockholders	$(101,825)	$(549,407)
Increase in Exterran stockholders’ additional paid in capital for sale of Partnership units	41,111	—

Change from net income (loss) attributable to Exterran stockholders and transfers to the noncontrolling interest	$(60,714)	$(549,407)

22.	Commitments and Contingencies

Rent expense for 2010, 2009 and 2008 was approximately $23.5 million, $21.4 million and $21.4 million, respectively. Commitments for future minimum rental payments with terms in excess of one year at December 31, 2010 are as follows (in thousands):

December 31, 2010

2011	$10,648
2012	7,415
2013	5,466
2014	4,566
2015	4,088
Thereafter	14,674

Total	$46,857

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	December 31, 2010

Performance guarantees through letters of credit(1)	2011–2014	$281,689
Standby letters of credit	2011–2012	18,624
Commercial letters of credit	2011	5,677
Bid bonds and performance bonds(1)	2011–2021	135,158

Maximum potential undiscounted payments		$441,148

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of our acquisition of Production Operators Corporation in 2001, we may be required to make contingent payments of up to $46 million to the seller, depending on our realization of certain U.S. federal tax benefits through the year 2015. To date, we have not realized any such benefits that would require a payment and we do not anticipate realizing any such benefits that would require a payment before the year 2013.

See Note 3 for a discussion of the contingent purchase price related to our acquisition of GLR.

See Note 2 and Note 8 for a discussion of gain contingencies related to assets and investments that were expropriated in Venezuela.

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

23.	Recent Accounting Developments

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring an entity to perform an analysis to determine whether the entity’s variable interest gives it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the entity that has both the power to direct the activities that most significantly impact the variable interest entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the variable interest entity. The new guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The new guidance is effective for fiscal years beginning after November 15, 2009. Our adoption of this new guidance on January 1, 2010 did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update addresses accounting for multiple-deliverable arrangements to enable vendors to account for deliverables separately. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable. This update requires expanded disclosures for multiple deliverable revenue arrangements. The update will be effective for us for revenue arrangements entered into or materially modified on or after January 1, 2011. We do not believe the adoption of this update will have a material impact on our consolidated financial statements.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Industry Segments and Geographic Information

We manage our business segments primarily based upon the type of product or service provided. We have four principal industry segments: North America contract operations, international contract operations, aftermarket services and fabrication. The North America and international contract operations segments primarily provide natural gas compression services, production and processing equipment services and maintenance services to meet specific customer requirements on Exterran-owned assets. The aftermarket services segment provides a full range of services to support the surface production, compression and processing needs of customers, from parts sales and normal maintenance services to full operation of a customer’s owned assets. The fabrication segment involves (i) design, engineering, installation, fabrication and sale of natural gas compression units and accessories and equipment used in the production, treating and processing of crude oil and natural gas and (ii) engineering, procurement and fabrication services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the construction of evaporators and brine heaters for desalination plants.

We evaluate the performance of our segments based on gross margin for each segment. Revenues include only sales to external customers. We do not include intersegment sales when we evaluate the performance of our segments.

No individual customer accounted for more than 10% of our consolidated revenues during any of the periods presented. The following table presents sales and other financial information by industry segment for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	North America	International			Reportable
	Contract	Contract	Aftermarket		Segments
	Operations	Operations	Services	Fabrication	Total	Other(1)	Total(2)

2010:
Revenue from external customers	$608,065	$465,144	$322,097	$1,066,227	$2,461,533	$—	$2,461,533
Gross margin(3)	307,379	289,787	45,790	161,505	804,461	—	804,461
Total assets	2,061,755	976,700	160,864	580,255	3,779,574	946,872	4,726,446
Capital expenditures	111,087	106,530	1,348	12,187	231,152	4,838	235,990
2009:
Revenue from external customers	$695,315	$391,995	$308,873	$1,319,418	$2,715,601	$—	$2,715,601
Gross margin(3)	396,601	242,742	62,987	213,252	915,582	—	915,582
Total assets	2,357,751	988,257	148,548	720,482	4,215,038	1,019,372	5,234,410
Capital expenditures	108,985	236,450	2,629	10,592	358,656	10,245	368,901
2008:
Revenue from external customers	$790,573	$379,817	$364,157	$1,489,572	$3,024,119	$—	$3,024,119
Gross margin(3)	448,708	234,911	72,597	269,516	1,025,732	—	1,025,732
Total assets	2,489,309	1,059,751	210,754	720,411	4,480,225	1,198,158	5,678,383
Capital expenditures	253,232	145,653	5,632	25,093	429,610	36,126	465,736

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents assets from reportable segments to total assets as of December 31, 2010 and 2009 (in thousands):

	2010	2009

Assets from reportable segments	$3,779,574	$4,215,038
Other assets(1)	946,872	1,019,372
Assets associated with discontinued operations	15,090	58,538

Consolidated assets	$4,741,536	$5,292,948

The following table presents geographic data as of and for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	U.S.	International	Consolidated

2010:
Revenues from external customers	$1,090,096	$1,371,437	$2,461,533
Property, plant and equipment, net	$1,985,180	$1,107,472	$3,092,652
2009:
Revenues from external customers	$1,332,641	$1,382,960	$2,715,601
Property, plant and equipment, net	$2,278,172	$1,126,182	$3,404,354
2008:
Revenues from external customers	$1,567,379	$1,456,740	$3,024,119
Property, plant and equipment, net	$2,581,287	$854,935	$3,436,222

(1)	Includes corporate related items.

(2)	Totals exclude assets, capital expenditures and the operating results of discontinued operations.

(3)	Gross margin, a non-GAAP financial measure, is reconciled to net income (loss) below.

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

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles net income (loss) to gross margin (in thousands):

	Years Ended December 31,
	2010	2009	2008

Net income (loss)	$(113,241)	$(545,463)	$(935,076)
Selling, general and administrative	358,255	337,620	352,899
Merger and integration expenses	—	—	11,384
Depreciation and amortization	401,478	352,785	330,886
Long-lived asset impairment	146,903	96,988	24,109
Restructuring charges	—	14,329	—
Goodwill impairment	—	150,778	1,148,371
Interest expense	136,149	122,845	129,784
Equity in (income) loss of non-consolidated affiliates	609	91,154	(23,974)
Other (income) expense, net	(13,763)	(53,360)	(3,118)
Provision for (benefit from) income taxes	(66,606)	51,667	37,219
(Income) loss from discontinued operations, net of tax	(45,323)	296,239	(46,752)

Gross margin	$804,461	$915,582	$1,025,732

25.	CONSOLIDATING FINANCIAL STATEMENTS

Exterran Energy Corp. (Subsidiary Issuer), our wholly-owned subsidiary, is the issuer of the 4.75% Notes. Exterran Holdings, Inc. (Parent) has agreed to fully and unconditionally guarantee the obligations of Exterran Energy Corp. relating to our 4.75% Notes.

Exterran Holdings, Inc. is the issuer of the 7.25% Notes. Exterran Energy Solutions, L.P., EES Leasing LLC, Exterran Water Management Services, LLC, and EXH MLP LP LLC, all our wholly-owned subsidiaries (together the Guarantor Subsidiaries), have agreed to fully and unconditionally guarantee our obligations relating to the 7.25% Notes.

As a result of these guarantees, we are presenting the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2010

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
	(in thousands)

ASSETS
Current assets	$160	$—	$565,089	$589,429	$8	$1,154,686
Current assets associated with discontinued operations	—	—	—	5,918	—	5,918

Total current assets	160	—	565,089	595,347	8	1,160,604

Property, plant and equipment, net	—	—	1,704,570	1,388,082	—	3,092,652
Goodwill	—	—	146,876	49,804	—	196,680
Investments in affiliates	1,998,617	1,991,520	1,825,646	—	(5,815,783)	—
Intangible and other assets	17,343	38,018	177,946	144,920	(95,799)	282,428
Intercompany receivables	1,118,404	1,212,598	149,432	891,177	(3,371,611)	—
Long-term assets associated with discontinued operations	—	—	—	9,172	—	9,172

Total long-term assets	3,134,364	3,242,136	4,004,470	2,483,155	(9,283,193)	3,580,932

Total assets	$3,134,524	$3,242,136	$4,569,559	$3,078,502	$(9,283,185)	$4,741,536

LIABILITIES AND EQUITY
Current liabilities	$21,320	$5,721	$343,665	$431,528	$(59,585)	$742,649
Current liabilities associated with discontinued operations	—	—	—	15,554	—	15,554

Total current liabilities	21,320	5,721	343,665	447,082	(59,585)	758,203

Long-term debt	1,298,165	143,750	—	455,232	—	1,897,147
Intercompany payables	—	1,094,048	2,098,626	178,937	(3,371,611)	—
Other long-term liabilities	12,615	—	135,749	158,494	(36,207)	270,651
Long-term liabilities associated with discontinued operations	—	—	—	13,111	—	13,111

Total liabilities	1,332,100	1,243,519	2,578,040	1,252,856	(3,467,403)	2,939,112

Total equity	1,802,424	1,998,617	1,991,520	1,825,646	(5,815,783)	1,802,424

Total liabilities and equity	$3,134,524	$3,242,136	$4,569,560	$3,078,502	$(9,283,186)	$4,741,536

Condensed Consolidating Balance Sheet
December 31, 2009

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
	(in thousands)

ASSETS
Current assets	$49	$—	$636,948	$724,005	$7	$1,361,009
Current assets associated with discontinued operations	—	—	—	58,152	—	58,152

Total current assets	49	—	636,948	782,157	7	1,419,161

Property, plant and equipment, net	—	—	997,291	2,407,063	—	3,404,354
Goodwill	—	—	147,426	47,738	—	195,164
Investments in affiliates	1,992,032	2,142,179	1,712,406	—	(5,846,617)	—
Intangible and other assets	14,123	41,000	161,752	130,037	(73,029)	273,883
Intercompany receivables	953,324	885,714	803,219	900,470	(3,542,727)	—
Long-term assets associated with discontinued operations	—	—	—	386	—	386

Total long-term assets	2,959,479	3,068,893	3,822,094	3,485,694	(9,462,373)	3,873,787

Total assets	$2,959,528	$3,068,893	$4,459,042	$4,267,851	$(9,462,366)	$5,292,948

LIABILITIES AND EQUITY
Current liabilities	$19,997	$2,008	$341,637	$485,803	$(34,291)	$815,154
Current liabilities associated with discontinued operations	—	—	—	21,879	—	21,879

Total current liabilities	19,997	2,008	341,637	507,682	(34,291)	837,033

Long-term debt	1,114,398	143,750	—	1,002,788	—	2,260,936
Intercompany payables	—	931,103	1,786,135	825,489	(3,542,727)	—
Other long-term liabilities	8,274	—	189,090	202,819	(38,730)	361,453
Long-term liabilities associated with discontinued operations	—	—	—	16,667	—	16,667

Total liabilities	1,142,669	1,076,861	2,316,862	2,555,445	(3,615,748)	3,476,089

Total equity	1,816,859	1,992,032	2,142,179	1,712,406	(5,846,617)	1,816,859

Total liabilities and equity	$2,959,528	$3,068,893	$4,459,041	$4,267,851	$(9,462,365)	$5,292,948

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2010

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
	(in thousands)

Revenues	$—	$—	$1,070,112	$1,696,048	$(304,627)	$2,461,533

Costs of sales (excluding depreciation and amortization expense)	—	—	858,853	1,102,846	(304,627)	1,657,072
Selling, general and administrative	401	401	151,002	206,451	—	358,255
Depreciation and amortization	—	—	140,179	261,299	—	401,478
Long-lived asset impairment	—	—	112,427	34,476	—	146,903
Interest (income) expense	25,964	6,828	(10,173)	113,530	—	136,149
Other (income) expense:
Intercompany charges, net	(41,255)	(442)	41,697	—	—	—
Equity in loss of affiliates	128,760	124,348	3,550	609	(256,658)	609
Other, net	40	—	(17,227)	3,424	—	(13,763)

Loss before income taxes	(113,910)	(131,135)	(210,196)	(26,587)	256,658	(225,170)
Provision for (benefit) from income taxes	(12,085)	(2,375)	(74,552)	22,406	—	(66,606)

Loss from continuing operations	(101,825)	(128,760)	(135,644)	(48,993)	256,658	(158,564)
Income from discontinued operations, net of tax	—	—	—	45,323	—	45,323

Net loss	(101,825)	(128,760)	(135,644)	(3,670)	256,658	(113,241)
Less: Net loss attributable to the noncontrolling interest	—	—	11,296	120	—	11,416

Net loss attributable to Exterran stockholders	$(101,825)	$(128,760)	$(124,348)	$(3,550)	$256,658	$(101,825)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2009

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
	(in thousands)

Revenues	$—	$—	$1,070,184	$1,964,485	$(319,068)	$2,715,601

Costs of sales (excluding depreciation and amortization expense)	—	—	779,480	1,339,607	(319,068)	1,800,019
Selling, general and administrative	341	164	128,235	208,880	—	337,620
Depreciation and amortization	—	—	110,929	241,856	—	352,785
Long-lived asset impairment	—	—	76,171	20,817	—	96,988
Restructuring charges	—	—	—	14,329	—	14,329
Goodwill impairment	—	—	—	150,778	—	150,778
Interest (income) expense	51,473	6,813	(27,137)	91,696	—	122,845
Other (income) expense:
Intercompany charges, net	(16,847)	(3,764)	20,611	—	—	—
Equity in loss of affiliates	527,336	525,247	516,357	91,154	(1,568,940)	91,154
Other, net	40	—	(37,416)	(15,984)	—	(53,360)

Loss before income taxes	(562,343)	(528,460)	(497,046)	(178,648)	1,568,940	(197,557)
Provision for (benefit from) income taxes	(12,936)	(1,124)	23,617	42,110	—	51,667

Loss from continuing operations	(549,407)	(527,336)	(520,663)	(220,758)	1,568,940	(249,224)
Loss from discontinued operations, net of tax	—	—	—	(296,239)	—	(296,239)

Net loss	(549,407)	(527,336)	(520,663)	(516,997)	1,568,940	(545,463)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(4,584)	640	—	(3,944)

Net loss attributable to Exterran stockholders	$(549,407)	$(527,336)	$(525,247)	$(516,357)	$1,568,940	$(549,407)

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2008

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
			(in thousands)

Revenues	$—	$—	$1,280,911	$2,594,682	$(851,474)	$3,024,119

Costs of sales (excluding depreciation and amortization expense)	—	—	863,551	1,986,310	(851,474)	1,998,387
Selling, general and administrative	331	—	164,259	188,309	—	352,899
Merger and integration expenses	—	—	9,482	1,902	—	11,384
Depreciation and amortization	—	—	143,379	187,507	—	330,886
Long-lived asset impairment	—	—	1,450	22,659	—	24,109
Goodwill impairment	—	—	1,148,371	—	—	1,148,371
Interest (income) expense	52,118	8,760	(21,594)	90,500	—	129,784
Other (income) expense:
Intercompany charges, net	(38,922)	(558)	39,480	—	—	—
Equity in (income) loss of affiliates	940,820	933,352	(150,270)	(23,974)	(1,723,902)	(23,974)
Other, net	40	—	1,069	(4,227)	—	(3,118)

Income (loss) before income taxes	(954,387)	(941,554)	(918,266)	145,696	1,723,902	(944,609)
Provision for (benefit from) income taxes	(7,039)	(734)	1,027	43,965	—	37,219

Loss from continuing operations	(947,348)	(940,820)	(919,293)	101,731	1,723,902	(981,828)
Income from discontinued operations, net of tax	—	—	—	46,752	—	46,752

Net loss	(947,348)	(940,820)	(919,293)	148,483	1,723902	(935,076)
Less: Net (income) loss attributable to the noncontrolling interest	—	—	(14,059)	1,786	—	(12,273)

Net income (loss) attributable to Exterran stockholders	$(947,348)	$(940,820)	$(933,352)	$150,269	$1,723,902	$(947,349)

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2010

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
			(in thousands)

Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$48,756	$(4,040)	$(111,635)	$435,174	$—	$368,255
Net cash used in discontinued operations	—	—	—	(3,880)	—	(3,880)

Net cash provided by (used in) operating activities	48,756	(4,040)	(111,635)	431,294	—	364,375

Cash flows from investing activities:
Capital expenditures	—	—	(136,882)	(99,108)	—	(235,990)
Proceeds from sale of property, plant and equipment	—	—	15,296	15,899	—	31,195
Decrease in restricted cash	—	—	—	12,930	—	12,930
Net proceeds from the sale of Partnership units	—	—	43,273	66,092	—	109,365
Cash invested in non-consolidated affiliates	—	—	—	(609)	—	(609)
Investment in consolidated subsidiaries	(45,797)	116,790	—	—	(70,993)	—

Net cash provided by (used in) continuing operations	(45,797)	116,790	(78,313)	(4,796)	(70,993)	(83,109)
Net cash provided by discontinued operations	—	—	—	89,509	—	89,509

Net cash provided by (used in) investing activities	(45,797)	116,790	(78,313)	84,713	(70,993)	6,400

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,627,244	—	—	471,000	—	2,098,244
Repayments of long-term debt	(1,459,836)	—	—	(1,018,561)	—	(2,478,397)
Payments for debt issuance costs	(12,034)	—	—	—	—	(12,034)
Proceeds from stock options exercised	840	—	—	—	—	840
Proceeds from stock issued pursuant to our employee stock purchase plan	2,224	—	—	—	—	2,224
Purchases of treasury stock	(2,061)	—	—	—	—	(2,061)
Stock-based compensation excess tax benefit	1,182	—	—	—	—	1,182
Distribution to noncontrolling partners in the Partnership	—	—	(18,030)	—	—	(18,030)
Capital contribution (distribution), net	—	45,797	(116,790)	—	70,993	—
Borrowings (repayments) between subsidiaries, net	(160,407)	(158,547)	321,785	(2,831)	—	—

Net cash provided by (used in) financing activities	(2,848)	(112,750)	186,965	(550,392)	70,993	(408,032)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,872)	—	(1,872)

Net increase (decrease) in cash and cash equivalents	111	—	(2,983)	(36,257)	—	(39,129)
Cash and cash equivalents at beginning of year	49	—	4,932	78,764	—	83,745

Cash and cash equivalents at end of year	$160	$—	$1,949	$42,507	$—	$44,616

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2009

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
			(in thousands)

Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(122,061)	$(1,003)	$141,101	$458,771	$—	$476,808
Net cash provided by discontinued operations	—	—	—	710	—	710

Net cash provided by (used in) operating activities	(122,061)	(1,003)	141,101	459,481	—	477,518

Cash flows from investing activities:
Capital expenditures	—	—	(178,787)	(190,114)	—	(368,901)
Proceeds from sale of property, plant and equipment	—	—	59,520	9,577	—	69,097
Proceeds from sale of business	—	—	5,642	—	—	5,642
Return of investments in non-consolidated affiliates	—	—	—	3,139	—	3,139
Increase in restricted cash	—	—	—	(7,308)	—	(7,308)
Cash invested in non-consolidated affiliates	—	—	—	(1,959)	—	(1,959)
Investment in consolidated subsidiaries	163,672	134,675	—	—	(298,347)	—

Net cash provided by (used in) continuing operations	163,672	134,675	(113,625)	(186,665)	(298,347)	(300,290)
Net cash used in discontinued operations	—	—	—	(710)	—	(710)

Net cash provided by (used in) investing activities	163,672	134,675	(113,625)	(187,375)	(298,347)	(301,000)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,104,065	—	—	76,750	—	1,180,815
Repayments of long-term debt	(969,726)	—	—	(373,059)	—	(1,342,785)
Payments for debt issuance costs	(19,704)	—	—	7,411	—	(12,293)
Stock-based compensation excess tax benefit	—	—	—	119	—	119
Proceeds from warrants sold	53,138	—	—	—	—	53,138
Payments for call options	(89,408)	—	—	—	—	(89,408)
Proceeds from stock issued pursuant to our employee stock purchase plan	2,845	—	—	—	—	2,845
Purchases of treasury stock	(976)	—	—	—	—	(976)
Distribution to noncontrolling partners in the Partnership	—	—	(15,459)	—	—	(15,459)
Capital contribution (distribution), net	—	(163,672)	(134,675)	—	298,347	—
Borrowings (repayments) between subsidiaries, net	(121,959)	30,000	91,842	117	—	—

Net cash used in financing activities	(41,725)	(133,672)	(58,292)	(288,662)	298,347	(224,004)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	7,325	—	7,325

Net decrease in cash and cash equivalents	(114)	—	(30,816)	(9,231)	—	(40,161)
Cash and cash equivalents at beginning of year	163	—	35,749	87,994	—	123,906

Cash and cash equivalents at end of year	$49	$—	$4,933	$78,763	$—	$83,745

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2008

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
			(in thousands)

Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$494,595	$(9,948)	$84,786	$(126,912)	$—	$442,521
Net cash provided by discontinued operations	—	—	—	43,534	—	43,534

Net cash provided by (used in) operating activities	494,595	(9,948)	84,786	(83,378)	—	486,055

Cash flows from investing activities:
Capital expenditures	—	—	(242,965)	(222,771)	—	(465,736)
Proceeds from sale of property, plant and equipment	—	—	16,832	39,742	—	56,574
Cash used for business acquisition, net	—	—	(108,353)	(25,237)	—	(133,590)
Decrease in restricted cash	—	—	—	1,570	—	1,570
Investment in consolidated subsidiaries	(494,211)	(487,794)	—	—	982,005	—

Net cash used in continuing operations	(494,211)	(487,794)	(334,486)	(206,696)	982,005	(541,182)
Net cash used in discontinued operations	—	—	—	(41,719)	—	(41,719)

Net cash used in investing activities	(494,211)	(487,794)	(334,486)	(248,415)	982,005	(582,901)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	900,050	—	—	291,750	—	1,191,800
Repayments of long-term debt	(810,459)	(192,000)	—	(10,837)	—	(1,013,296)
Proceeds from stock options exercised	5,150	—	—	—	—	5,150
Payments for debt issuance costs	(682)	—	—	—	—	(682)
Stock-based compensation excess tax benefit	—	—	—	14,763	—	14,763
Proceeds from stock issued pursuant to our employee stock purchase plan	4,113	—	—	—	—	4,113
Purchases of treasury stock	(100,961)	—	—	—	—	(100,961)
Distribution to noncontrolling partners in the Partnership	—	—	(14,489)	—	—	(14,489)
Capital contribution, net	—	494,211	487,794	—	(982,005)	—
Borrowings (repayments) between subsidiaries, net	1,771	195,531	(193,785)	(3,517)	—	—

Net cash provided by financing activities	(1,018)	497,742	279,520	292,159	(982,005)	86,398

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(10,447)	—	(10,447)

Net increase (decrease) in cash and cash equivalents	(634)	—	29,820	(50,081)	—	(20,895)
Cash and cash equivalents at beginning of year	797	—	5,928	138,076	—	144,801

Cash and cash equivalents at end of year	$163	$—	$35,748	$87,995	$—	$123,906

EXTERRAN HOLDINGS, INC.
SELECTED QUARTERLY UNAUDITED FINANCIAL DATA

In the opinion of management, the summarized quarterly financial data below (in thousands, except per share amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our financial position and the results of operations for the respective periods (in thousands, except per share amounts):

	March 31	June 30	September 30	December 31

2010(1):
Revenue from external customers	$576,308	$643,822	$625,623	$615,780
Gross profit(3)	128,000	113,251	104,688	46,925
Net income (loss) attributable to Exterran stockholders	16,662	17,526	(17,985)	(118,028)
Income (loss) per common share attributable to Exterran stockholders:
Basic	$0.27	$0.28	$(0.29)	$(1.90)
Diluted	0.27	0.28	(0.29)	(1.90)
2009(2):
Revenue from external customers	$703,212	$677,968	$679,706	$654,715
Gross profit(3)	167,620	67,158	153,440	128,352
Net income (loss) attributable to Exterran stockholders	(59,414)	(530,770)	18,192	22,585
Income (loss) per common share attributable to Exterran stockholders:
Basic	$(0.97)	$(8.66)	$0.30	$0.37
Diluted	(0.97)	(8.66)	0.30	0.37

(1)	In the fourth quarter of 2010, we recorded a $142.2 million fleet impairment charge, primarily for idle units we retired from our fleet and expect to sell (see Note 14).

(2)	During the fourth quarter of 2009, we recorded a pre-tax gain of approximately $20.8 million gain on the sale of our investment in the subsidiary that owns the barge mounted processing plant and other related assets used on the Cawthorne Channel Project and a $50.0 million insurance recovery on the loss attributable to the expropriation of our assets and operations in Venezuela. During the second quarter of 2009, we recorded a $150.8 million goodwill impairment charge, an $86.7 million fleet asset impairment charge and a $379.7 million loss attributable to the expropriation of our assets and operations in Venezuela.

(3)	Gross profit is defined as revenue less cost of sales, direct depreciation and amortization expense and long-lived asset impairment charges.

SCHEDULE II
EXTERRAN HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period

Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
2010	$15,342	$4,750	$—	$6,984	(1)	$13,108
2009	13,738	5,929	—	4,325	(1)	15,342
2008	10,441	4,043	—	746	(1)	13,738
Allowance for obsolete and slow moving inventory deducted from inventories in the balance sheet
2010	$18,368	$2,246	$—	$2,357	(2)	$18,257
2009	16,348	5,314	—	3,294	(2)	18,368
2008	19,568	2,146	—	5,366	(2)	16,348
Allowance for deferred tax assets not expected to be realized
2010	$20,033	$5,122	$—	$7,015	(3)	$18,140
2009	15,196	6,952	—	2,115	(3)	20,033
2008	30,863	12,018	—	27,685	(3)	15,196

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Obsolete inventory written off at cost, net of value received.

(3)	Reflects expected realization of deferred tax assets and amounts credited to other accounts for stock-based compensation excess tax benefits, expiring net operating losses and changes in tax rates.

S-1