Form 10-Q
period 2011-03-31
EXTERRAN HOLDINGS INC.
filed 2011-05-05
CIK 1389050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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
Number of shares of the common stock of the registrant outstanding as of April 28, 2011: 63,920,003 shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$37,785	$44,616
Restricted cash	1,637	1,941
Accounts receivable, net of allowance of $12,871 and $13,108, respectively	413,351	429,047
Inventory, net	395,630	396,287
Costs and estimated earnings in excess of billings on uncompleted contracts	146,919	147,901
Current deferred income taxes	36,902	36,093
Other current assets	94,485	98,801
Current assets associated with discontinued operations	4,472	5,918

Total current assets	1,131,181	1,160,604
Property, plant and equipment, net	3,060,273	3,092,652
Goodwill	197,203	196,680
Intangible and other assets, net	277,810	282,428
Long-term assets associated with discontinued operations	8,564	9,172

Total assets	$4,675,031	$4,741,536

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable, trade	$162,968	$157,206
Accrued liabilities	304,292	330,551
Deferred revenue	114,596	124,282
Billings on uncompleted contracts in excess of costs and estimated earnings	120,370	130,610
Current liabilities associated with discontinued operations	15,685	15,554

Total current liabilities	717,911	758,203
Long-term debt	1,739,583	1,897,147
Other long-term liabilities	133,538	150,227
Deferred income taxes	160,531	120,424
Long-term liabilities associated with discontinued operations	13,711	13,111

Total liabilities	2,765,274	2,939,112
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 69,888,909 and 69,071,027 shares issued, respectively	699	691
Additional paid-in capital	3,580,778	3,500,292
Accumulated other comprehensive income (loss)	2,089	(20,225)
Accumulated deficit	(1,697,344)	(1,667,314)
Treasury stock — 5,964,315 and 5,841,087 common shares, at cost, respectively	(206,362)	(203,996)

Total Exterran stockholders’ equity	1,679,860	1,609,448
Noncontrolling interest	229,897	192,976

Total equity	1,909,757	1,802,424

Total liabilities and equity	$4,675,031	$4,741,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
North America contract operations	$151,054	$152,627
International contract operations	105,681	109,740
Aftermarket services	81,698	70,323
Fabrication	280,046	243,618

	618,479	576,308

Costs and Expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	80,509	71,375
International contract operations	40,966	40,855
Aftermarket services	72,538	56,612
Fabrication	239,291	196,873
Selling, general and administrative	91,281	84,051
Depreciation and amortization	90,478	91,775
Long-lived asset impairment	—	1,707
Interest expense	37,170	32,934
Other (income) expense, net	(414)	(2,183)

	651,819	573,999

Income (loss) before income taxes	(33,340)	2,309
Benefit from income taxes	(5,014)	(3,999)

Income (loss) from continuing operations	(28,326)	6,308
Income (loss) from discontinued operations, net of tax	(2,138)	10,425

Net income (loss)	(30,464)	16,733
Less: Net (income) loss attributable to the noncontrolling interest	434	(71)

Net income (loss) attributable to Exterran stockholders	$(30,030)	$16,662

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran stockholders	$(0.45)	$0.10
Income (loss) from discontinued operations attributable to Exterran stockholders	(0.03)	0.17

Net income (loss) attributable to Exterran stockholders	$(0.48)	$0.27

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran stockholders	$(0.45)	$0.10
Income (loss) from discontinued operations attributable to Exterran stockholders	(0.03)	0.17

Net income (loss) attributable to Exterran stockholders	$(0.48)	$0.27

Weighted average common and equivalent shares outstanding:
Basic	62,418	61,836

Diluted	62,418	62,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$(30,464)	$16,733
Other comprehensive income (loss), net of tax:
Change in fair value of derivative financial instruments	3,694	(867)
Amortization of payments to terminate interest rate swaps	4,849	—
Foreign currency translation adjustment	13,616	(5,408)

Comprehensive income (loss)	(8,305)	10,458
Less: Comprehensive income attributable to the noncontrolling interest	(453)	(12)

Comprehensive income (loss) attributable to Exterran	$(8,758)	$10,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Exterran Holdings, Inc. Stockholders
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Treasury	Accumulated	Noncontrolling
	Stock	Capital	Income (Loss)	Stock	Deficit	Interest	Total
Balance at December 31, 2009	$682	$3,434,618	$(27,879)	$(201,935)	$(1,565,489)	$176,862	$1,816,859
Treasury stock purchased				(1,670)			(1,670)
Options exercised		342					342
Shares issued in employee stock purchase plan	1	649					650
Stock-based compensation, net of forfeitures	6	5,401				(58)	5,349
Income tax expense from stock-based compensation expense		(448)					(448)
Cash distribution to noncontrolling unitholders of the Partnership						(3,872)	(3,872)
Other						48	48
Comprehensive income (loss):
Net income					16,662	71	16,733
Derivatives change in fair value, net of tax			(808)			(59)	(867)
Foreign currency translation adjustment			(5,408)				(5,408)

Balance at March 31, 2010	$689	$3,440,562	$(34,095)	$(203,605)	$(1,548,827)	$172,992	$1,827,716

Balance at December 31, 2010	$691	$3,500,292	$(20,225)	$(203,996)	$(1,667,314)	$192,976	$1,802,424
Treasury stock purchased				(2,366)			(2,366)
Options exercised		239					239
Shares issued in employee stock purchase plan		478					478
Stock-based compensation, net of forfeitures	8	5,454				(69)	5,393
Income tax expense from stock-based compensation expense		(221)					(221)
Net proceeds from sale of Partnership units, net of tax		74,536	1,042			43,005	118,583
Cash distribution to noncontrolling unitholders of the Partnership						(6,468)	(6,468)
Comprehensive income (loss):
Net loss					(30,030)	(434)	(30,464)
Derivatives change in fair value, net of tax			2,807			887	3,694
Amortization of payments to terminate interest rate swaps, net of tax			4,849				4,849
Foreign currency translation adjustment			13,616				13,616

Balance at March 31, 2011	$699	$3,580,778	$2,089	$(206,362)	$(1,697,344)	$229,897	$1,909,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(30,464)	$16,733
Adjustments:
Depreciation and amortization	90,478	91,775
Long-lived asset impairment	—	1,707
Deferred financing cost amortization	2,950	1,280
(Income) loss from discontinued operations, net of tax	2,138	(10,425)
Amortization of debt discount	4,416	3,953
Provision for doubtful accounts	599	950
Gain on sale of property, plant and equipment	(2,750)	(1,241)
Interest rate swaps	—	262
Amortization of payments to terminate interest rate swaps	4,849	—
Loss on remeasurement of intercompany balances	1,813	1,434
Stock-based compensation expense	5,462	5,349
Deferred income tax provision	(7,467)	(9,921)
Changes in assets and liabilities:
Accounts receivable and notes	(2,825)	39,409
Inventory	(560)	8,783
Costs and estimated earnings versus billings on uncompleted contracts	(7,011)	14,324
Prepaid and other current assets	5,408	10,112
Accounts payable and other liabilities	(33,642)	(25,639)
Deferred revenue	(10,317)	(39,921)
Other	2,375	(1,874)

Net cash provided by continuing operations	25,452	107,050
Net cash provided by discontinued operations	662	—

Net cash provided by operating activities	26,114	107,050

Cash flows from investing activities:
Capital expenditures	(51,412)	(47,861)
Proceeds from sale of property, plant and equipment	27,499	5,386
(Increase) decrease in restricted cash	304	(5,545)
Net proceeds from the sale of Partnership units	162,236	—

Net cash provided by (used in) continuing operations	138,627	(48,020)
Net cash provided by discontinued operations	—	50,000

Net cash provided by investing activities	138,627	1,980

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	604,981	53,000
Repayments of long-term debt	(766,961)	(173,943)
Payments for debt issue costs	(980)	—
Proceeds from stock options exercised	239	342
Proceeds from stock issued pursuant to our employee stock purchase plan	478	650
Purchases of treasury stock	(2,366)	(1,670)
Stock-based compensation excess tax benefit	869	734
Distributions to noncontrolling partners in the Partnership	(6,468)	(3,872)

Net cash used in financing activities	(170,208)	(124,759)

Effect of exchange rate changes on cash and equivalents	(1,364)	(613)

Net decrease in cash and cash equivalents	(6,831)	(16,342)
Cash and cash equivalents at beginning of period	44,616	83,745

Cash and cash equivalents at end of period	$37,785	$67,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of Exterran Holdings, Inc. (“we” or “Exterran”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) are not required in these interim financial statements and have been condensed or omitted. It is the opinion of management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our financial position, results of operations and cash flows for the periods indicated.
Revenue Recognition
Revenue from contract operations is recorded when earned, which generally occurs monthly at the time the monthly service is provided to customers in accordance with the contracts. Aftermarket services revenue is recorded as products are delivered and title is transferred or services are performed for the customer.
Fabrication revenue is recognized using the percentage-of-completion method when the applicable criteria are met. We estimate percentage-of-completion for compressor and accessory fabrication on a direct labor hour to total labor hour basis. Production and processing equipment fabrication percentage-of-completion is estimated using the direct labor hour to total labor hour and the cost to total cost basis. The duration of these projects is typically between three and 36 months. Fabrication revenue is recognized using the completed contract method when the applicable criteria of the percentage-of-completion method are not met. Fabrication revenue from a claim is recognized up to the extent that costs related to the claim have been incurred when collection is probable and can be reliably estimated. In the first quarter of 2011, we recorded $15.0 million related to a recovery on a loss contract that was determined to be probable at March 31, 2011.
Earnings (Loss) Attributable to Exterran Stockholders Per Common Share
Basic income (loss) attributable to Exterran stockholders per common share is computed by dividing income (loss) attributable to Exterran common stockholders by the weighted average number of shares outstanding for the period. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are included in the computation of earnings (loss) per share following the two-class method. Therefore, restricted share awards that contain the right to vote and receive dividends are included in the computation of basic and diluted earnings (loss) per share, unless their effect would be anti-dilutive.
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
The table below summarizes income (loss) attributable to Exterran stockholders (in thousands):

	Three Months Ended March 31,
	2011	2010
Income (loss) from continuing operations attributable to Exterran stockholders	$(27,892)	$6,237
Income (loss) from discontinued operations, net of tax	(2,138)	10,425

Net income (loss) attributable to Exterran stockholders	$(30,030)	$16,662

The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted income (loss) attributable to Exterran stockholders per common share (in thousands):

	Three Months Ended March 31,
	2011	2010
Weighted average common shares outstanding-used in basic income (loss) per common share	62,418	61,836
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock and restricted stock units	**	695
On settlement of employee stock purchase plan shares	**	15
On exercise of warrants	**	**
On conversion of 4.25% convertible senior notes due 2014	**	**
On conversion of 4.75% convertible senior notes due 2014	**	**

Weighted average common shares and dilutive potential common shares-used in diluted income per common share	62,418	62,546

**	Excluded from diluted income (loss) per common share as the effect would have been anti-dilutive.
There were no adjustments to net income (loss) attributable to Exterran stockholders for the diluted earnings (loss) per share calculation for the three months ended March 31, 2011 and 2010.
The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2011	2010
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	1,320	1,496
On exercise of options and vesting of restricted stock and restricted stock units	836	—
On settlement of employee stock purchase plan shares	11	—
On exercise of warrants	2,808	2,808
On conversion of 4.25% convertible senior notes due 2014	15,334	15,334
On conversion of 4.75% convertible senior notes due 2014	3,114	3,114

Net dilutive potential common shares issuable	23,423	22,752

Financial Instruments
Our financial instruments include cash, restricted cash, receivables, payables, interest rate swaps and foreign currency hedges. At March 31, 2011 and December 31, 2010, the estimated fair value of such financial instruments approximated their carrying value as reflected in our consolidated balance sheets. Our financial instruments also include debt and the fair value of our fixed rate debt has been estimated primarily based on quoted market prices. The fair value of our floating rate debt has been estimated based on similar debt transactions that occurred near the valuation dates. A summary of the fair value and carrying value of our debt as of March 31, 2011 and December 31, 2010 is shown in the table below (in thousands):

	As of March 31, 2011		As of December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Fixed rate debt	$780,441	$835,000	$775,810	$808,000
Floating rate debt	959,142	968,000	1,121,337	1,101,000

Total debt	$1,739,583	$1,803,000	$1,897,147	$1,909,000

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
We maintained insurance for the risk of expropriation of our investments in Venezuela, subject to a policy limit of $50 million. During the year ended December 31, 2009, we recorded a receivable of $50 million related to this insurance policy because we determined that recovery under this policy of a portion of our loss was probable. We collected the $50 million under our policy in January 2010. Under the terms of the insurance policy, certain compensation we may receive from the Venezuelan government or PDVSA for our expropriated assets, receivables and operations will be applied first to the reimbursement of out-of-pocket expenses incurred by us and the insurance company, second to the insurance company until the $50 million payment has been repaid and third to us.
As a result of PDVSA taking possession of substantially all of our assets and operations in Venezuela, we recorded asset impairments during the year ended December 31, 2009, totaling $329.7 million ($379.7 million excluding the insurance proceeds of $50 million). These charges primarily related to receivables, inventory, fixed assets and goodwill, and are reflected in Income (loss) from discontinued operations. We believe the fair value of our seized Venezuelan operations substantially exceeds the historical cost-based carrying value of the assets, including the goodwill allocable to those operations; however, GAAP requires that our claim be accounted for as a gain contingency with no benefit being recorded until resolved. Accordingly, we did not include any compensation we may receive for our seized assets and operations from Venezuela in recording the loss on expropriation.
The expropriation of our business in Venezuela meets the criteria established for recognition as discontinued operations under accounting standards for presentation of financial statements. Therefore, our Venezuela contract operations and aftermarket services businesses are now reflected as discontinued operations in our consolidated statements of operations.
In January 2010, the Venezuelan government announced a devaluation of the Venezuelan bolivar. This devaluation resulted in a translation gain of approximately $12.2 million on the remeasurement of our net liability position in Venezuela and is reflected in other (income) loss, net in the table below for the three months ended March 31, 2010. The functional currency of our Venezuela subsidiary is the U.S. dollar and we had more liabilities than assets denominated in bolivars in Venezuela at the time of the devaluation. The exchange rate used to remeasure our net liabilities changed from 2.15 bolivars per U.S. dollar at December 31, 2009 to 4.3 bolivars per U.S. dollar in January 2010.

The table below summarizes the operating results of the discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues	$—	$228
Expenses and selling, general and administrative	456	1,056
Loss (recovery) attributable to expropriation	1,313	(300)
Other (income) loss, net	(81)	(12,141)
Provision for income taxes	450	1,188

Income (loss) from discontinued operations, net of tax	$(2,138)	$10,425

The table below summarizes the balance sheet data for discontinued operations (in thousands):

	March 31,	December 31,
	2011	2010
Cash	$154	$754
Accounts receivable	—	434
Inventory	1,017	1,077
Other current assets	3,301	3,653

Total current assets associated with discontinued operations	4,472	5,918
Property, plant and equipment, net	—	502
Other long-term assets	8,564	8,670

Total assets associated with discontinued operations	$13,036	$15,090

Accounts payable	$769	$801
Accrued liabilities	13,432	13,932
Deferred revenues	1,484	821

Total current liabilities associated with discontinued operations	15,685	15,554
Other long-term liabilities	13,711	13,111

Total liabilities associated with discontinued operations	$29,396	$28,665

3. INVENTORY
Inventory, net of reserves, consisted of the following amounts (in thousands):

	March 31,	December 31,
	2011	2010
Parts and supplies	$242,925	$244,618
Work in progress	114,606	116,371
Finished goods	38,099	35,298

Inventory, net of reserves	$395,630	$396,287

As of March 31, 2011 and December 31, 2010, we had inventory reserves of $16.9 million and $18.3 million, respectively.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Compression equipment, facilities and other fleet assets	$4,188,218	$4,302,483
Land and buildings	170,578	166,273
Transportation and shop equipment	234,256	225,073
Other	145,073	142,770

	4,738,125	4,836,599
Accumulated depreciation	(1,677,852)	(1,743,947)

Property, plant and equipment, net	$3,060,273	$3,092,652

5. INVESTMENTS IN NON-CONSOLIDATED AFFILIATES
Investments in affiliates that are not controlled by Exterran but where we have the ability to exercise significant influence over the operations are accounted for using the equity method. Our equity method investments are primarily comprised of entities that own, operate, service and maintain compression and other related facilities.
Our ownership interest and location of each equity method investee at March 31, 2011 is as follows:

	Ownership
	Interest	Location	Type of Business
PIGAP II	30.0%	Venezuela	Gas Compression Plant
El Furrial	33.3%	Venezuela	Gas Compression Plant
In May 2009, PDVSA assumed control over the assets of PIGAP II and El Furrial and transitioned the operations of PIGAP II and El Furrial, including the hiring of their employees, to PDVSA and therefore, we recorded a full impairment of our investment in PIGAP II and El Furrial in the second quarter of 2009. Our non-consolidated affiliates are expected to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investment treaties and customary international law, which could result in us recording a gain on our investment in future periods. However, we are unable to predict what, if any, compensation we ultimately will receive or when we may receive any such compensation.
Because the assets and operations of our investments in our remaining non-consolidated affiliates have been expropriated, we currently do not expect to have any meaningful equity earnings in non-consolidated affiliates in the future from these investments.
6. LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Revolving credit facility due August 2012	$49,434	$50,395
Term loan	459,708	615,943
2007 asset-backed securitization facility notes due July 2012	—	6,000
Partnership’s revolving credit facility due November 2015	300,000	299,000
Partnership’s term loan facility due November 2015	150,000	150,000
4.25% convertible senior notes due June 2014 (presented net of the unamortized discount of $68.7 million and $73.2 million, respectively)	286,254	281,827
4.75% convertible senior notes due January 2014	143,750	143,750
7.25% senior notes due December 2018	350,000	350,000
Other, interest at various rates, collateralized by equipment and other assets	437	232

Long-term debt	$1,739,583	$1,897,147

In March 2011, we repaid the $6.0 million outstanding balance under our asset-backed securitization facility (the “2007 ABS Facility”) and terminated that facility. As a result of the termination of the 2007 ABS Facility, we expensed $1.4 million of unamortized deferred financing costs, which is reflected in Interest expense in our condensed consolidated statements of operations.
In June 2009, we issued under a shelf registration statement $355.0 million aggregate principal amount of 4.25% convertible senior notes due June 2014 (the “4.25% Notes”). The 4.25% Notes are convertible upon the occurrence of certain conditions into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. The value of the shares the 4.25% Notes can be converted into exceeded their principal amount as of March 31, 2011 by $8.9 million. We may not redeem the 4.25% Notes prior to their maturity date.
GAAP requires that the liability and equity components of certain convertible debt instruments that may be settled in cash upon conversion be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. Upon issuance of our

4.25% Notes, $97.9 million was recorded as a debt discount and reflected in equity related to the convertible feature of these notes. The discount on the 4.25% Notes will be amortized using the effective interest method through June 30, 2014. During each of the three month periods ended March 31, 2011 and 2010, we recognized $3.8 million of interest expense related to the contractual interest coupon. During the three months ended March 31, 2011 and 2010, we recognized $4.4 million and $4.0 million of interest expense, respectively, related to the amortization of the debt discount. The effective interest rate on the debt component of these notes is 11.67%.
As of March 31, 2011, our senior secured borrowings consisted of our term loan facility and our revolving credit facility. As of March 31, 2011, we had $49.4 million in outstanding borrowings under our revolving credit facility, $247.4 million in letters of credit outstanding under our revolving credit facility and $459.7 million in outstanding borrowings under our term loan facility. At March 31, 2011, we had undrawn capacity of $553.2 million under our revolving credit facility. Our senior secured credit agreement limits our Total Debt to EBITDA ratio to not greater than 5.0 to 1.0. Due to this limitation, $402.6 million of the $553.2 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of March 31, 2011.
On November 3, 2010, the Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership, as borrower, entered into an amendment and restatement of their senior secured credit agreement (as so amended and restated, the “Partnership Credit Agreement”) to provide for a new five-year, $550 million senior secured credit facility consisting of a $400 million revolving credit facility and a $150 million term loan facility. In March 2011, the revolving borrowing capacity under this facility was increased by $150.0 million to $550.0 million.
As of March 31, 2011, the Partnership had $250.0 million of undrawn capacity under its revolving credit facility. The Partnership Credit Agreement limits the Partnership’s Total Debt to EBITDA ratio (as defined in the Partnership Credit Agreement) to not greater than 4.75 to 1.0. The Partnership Credit Agreement allows for the Partnership’s Total Debt to EBITDA ratio to be increased from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after such an acquisition closes. Therefore, because the August 2010 Contract Operations Acquisition closed in the third quarter of 2010, the maximum allowed ratio of Total Debt to EBITDA was 5.25 to 1.0 through March 31, 2011, reverting to 4.75 to 1.0 for the quarter ending June 30, 2011 and subsequent quarters. Due to this limitation, $200.9 million of the $250.0 million of undrawn capacity under the Partnership Credit Agreement was available for additional borrowings as of March 31, 2011. If the maximum allowed ratio of Total Debt to EBITDA had been 4.75 to 1.0 at March 31, 2011, then $138.9 million of the $250.0 million of undrawn capacity under the Partnership Credit Agreement would have been available for additional borrowings as of March 31, 2011.
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
Interest Rate Risk
At March 31, 2011, we were a party to interest rate swaps pursuant to which we pay fixed payments and receive floating payments on a notional value of $815.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $565.0 million expiring through August 2012 and the remaining interest rate swaps expiring through November 2015. As of March 31, 2011, the weighted average effective fixed interest rate on our interest rate swaps was 3.4%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded no ineffectiveness in the three months ended March 31, 2011 and approximately $0.1 million of interest expense for the three months ended March 31, 2010 due to the ineffectiveness related to interest rate swaps. We estimate that approximately $23.4 million of deferred pre-tax losses attributable to existing interest rate swaps and included in our accumulated other comprehensive loss at March 31, 2011, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.
In the fourth quarter of 2010, we paid $43.0 million to terminate interest rate swap agreements with a total notional value of $585.0 million and a weighted average effective fixed interest rate of 4.6%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive income (loss) will be amortized into interest expense over the original term of the swaps. We estimate that $19.3 million of deferred pre-tax losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.
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
The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	March 31, 2011
		Fair Value
	Balance Sheet Location	Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangibles and other assets	$7,304
Interest rate hedges	Accrued liabilities	(23,358)
Interest rate hedges	Other long-term liabilities	(6,104)

Total derivatives		$(22,158)

	December 31, 2010
		Fair Value
	Balance Sheet Location	Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangibles and other assets	$5,769
Interest rate hedges	Accrued liabilities	(24,432)
Interest rate hedges	Other long-term liabilities	(10,362)
Foreign currency hedge	Accrued liabilities	(462)

Total derivatives		$(29,487)

	Three Months Ended March 31, 2011
			Gain (Loss)
			Reclassified
			from
	Gain (Loss)		Accumulated
	Recognized in		Other
	Other	Location of Gain (Loss)	Comprehensive
	Comprehensive	Reclassified from Accumulated	Income (Loss)
	Income (Loss) on	Other Comprehensive Income	into Income
	Derivatives	(Loss) into Income (Loss)	(Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(3,778)	Interest expense	$(12,731)
Foreign currency hedge	—	Fabrication revenue	410

Total	$(3,778)		$(12,321)

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
The following table summarizes the valuation of our interest rate swaps as of March 31, 2011, with pricing levels as of the date of valuation (in thousands):

Quoted
		Market	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(22,158)	$—	$(22,158)	$—

The following table summarizes the valuation of our interest rate swaps and impaired assets as of and for the three months ended March 31, 2010, with pricing levels as of the date of valuation (in thousands):

		Quoted
		Market
		Prices in	Significant	Significant
		Active	Other	Unobservable
		Markets	Observable	Inputs
	Total	(Level 1)	Inputs (Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(84,864)	$—	$(84,864)	$—
Impaired long-lived assets	360	—	—	360
Our interest rate swaps and foreign currency derivatives are recorded at fair value utilizing a combination of the market and income approach to estimate fair value. We used discounted cash flows and market based methods to compare similar derivative instruments. Our estimate of the fair value of the impaired long-lived assets was based on the estimated component value of the equipment that we plan to use.
9. LONG-LIVED ASSET IMPAIRMENT
As a result of a decline in market conditions in North America during 2010, we reviewed the idle compression assets used in our contract operations segments for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. We determined that 251 units representing approximately 40,000 horsepower would be retired from the fleet in the three months ended March 31, 2010. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the assets. The net book value of these assets exceeded the fair value by $1.7 million, for the three months ended March 31, 2010 and was recorded as a long-lived asset impairment.
10. STOCK-BASED COMPENSATION
Stock Incentive Plan
In August 2007, we adopted the Exterran Holdings, Inc. 2007 Stock Incentive Plan (as amended and restated, the “2007 Plan”) that provides for the granting of stock-based awards in the form of options, restricted stock, restricted stock units, stock appreciation rights and performance awards to our employees and directors. In May 2011, our stockholders approved an amendment to the 2007 Plan that increased the aggregate number of shares of common stock that may be issued under the 2007 Plan to 12,500,000 from 9,750,000. Each option and stock appreciation right granted counts as one share against the aggregate share limit, and each share of restricted stock and restricted stock unit granted counts as two shares against the aggregate share limit. Awards granted under the 2007 Plan that are subsequently cancelled, terminated or forfeited are available for future grant.
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
The weighted average fair value at date of grant for options granted during the three months ended March 31, 2011 was $8.36, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Three Months
Ended
March 31, 2011
Expected life in years	4.5
Risk-free interest rate	1.92%
Volatility	41.08%
Dividend yield	0.00%
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
The following table presents stock option activity for the three months ended March 31, 2011 (in thousands, except per share data and remaining life in years):

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life	Value
Options outstanding, December 31, 2010	3,124	$31.20
Granted	375	22.84
Exercised	(15)	16.18
Cancelled	(37)	32.54

Options outstanding, March 31, 2011	3,447	$30.34	4.5	$8,286

Options exercisable, March 31, 2011	2,356	$34.47	3.8	$5,696

Intrinsic value is the difference between the market value of our stock and the exercise price of each option multiplied by the number of options outstanding for those options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the three months ended March 31, 2011 was $0.1 million. As of March 31, 2011, $8.0 million of unrecognized compensation cost related to unvested stock options is expected to be recognized over the weighted-average period of 2.0 years.
Restricted Stock and Restricted Stock Units
For grants of restricted stock and restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the date of grant. Common stock subject to restricted stock grants generally vests 33 1/3% on each of the first three anniversaries of the grant date.
The following table presents restricted stock and restricted stock unit activity for the three months ended March 31, 2011 (in thousands, except per share data):

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Non-vested restricted stock and restricted stock units, December 31, 2010	1,421	$23.20
Granted	860	22.83
Vested	(545)	26.14
Cancelled	(31)	22.02

Non-vested restricted stock and restricted stock units, March 31, 2011	1,705	$22.10

As of March 31, 2011, $35.4 million of unrecognized compensation cost related to unvested restricted stock and restricted stock units is expected to be recognized over the weighted-average period of 2.3 years.
Our compensation committee’s practice is to grant equity-based awards once a year, in late February or early March after fourth quarter earnings information for the prior year has been released for at least two full trading days. The schedule for making equity-based awards is typically established several months in advance, and is not set based on knowledge of material nonpublic information or in response to our stock price. This practice results in awards being granted on a regular, predictable annual cycle, after annual earnings information has been disseminated to the marketplace. Equity-based awards are occasionally granted at other times during the year, such as upon the hiring of a new employee or following the promotion of an employee. In some instances, the compensation committee may be aware, at the time grants are made, of matters or potential developments that are not ripe for public disclosure at that time but that may result in public announcement of material information at a later date. In March 2011, the compensation committee of our board of directors authorized annual long-term incentive awards of stock options, restricted stock, restricted stock units and performance shares to our executive officers, other employees and non-employee directors.

Employee Stock Purchase Plan
In August 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. In May 2011, our stockholders approved an amendment to the ESPP that increased the aggregate number of shares of common stock available for purchase under the ESPP to 1,000,000. At March 31, 2011, 240,821 shares remained available for purchase under the ESPP. Our ESPP plan is compensatory and, as a result, we record an expense on our consolidated statements of operations related to the ESPP. Since July 2009, the purchase discount under the ESPP has been 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.
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
Partnership Phantom Units
The following table presents phantom unit activity for the three months ended March 31, 2011:

		Weighted
		Average
		Grant-Date
	Phantom	Fair Value
	Units	per Unit
Phantom units outstanding, December 31, 2010	98,537	$19.23
Granted	20,851	28.50
Vested	(43,764)	18.90

Phantom units outstanding, March 31, 2011	75,624	$21.98

As of March 31, 2011, $1.5 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 2.0 years.

11. COMMITMENTS AND CONTINGENCIES
We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	March 31, 2011
Performance guarantees through letters of credit(1)	2011-2013	$256,259
Standby letters of credit	2011-2014	16,515
Bid bonds and performance bonds(1)	2011-2018	141,189

Maximum potential undiscounted payments		$413,963

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.
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
See Note 2 and Note 5 for a discussion of gain contingencies related to assets and investments that were expropriated in Venezuela.
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
12. RECENT ACCOUNTING DEVELOPMENTS
In October 2009, the Financial Accounting Standards Board (“FASB”) issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update addresses accounting for multiple-deliverable arrangements to enable vendors to account for deliverables separately. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable. This update requires expanded disclosures for multiple deliverable revenue arrangements. The update is effective for us for revenue arrangements entered into or materially modified on or after January 1, 2011. Our adoption of this new guidance on January 1, 2011 did not have a material impact on our condensed consolidated financial statements.
In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This standard update clarifies that, when presenting comparative financial statements, public companies should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update is effective prospectively for business combinations entered into in fiscal years beginning on or after December 15, 2010. Our adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.
13. REPORTABLE SEGMENTS
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
The following table presents sales and other financial information by industry segment for the three months ended March 31, 2011 and 2010 (in thousands):

	North
	America	International			Reportable
	Contract	Contract	Aftermarket		Segments
Three months ended	Operations	Operations	Services	Fabrication	Total
March 31, 2011:
Revenue from external customers	$151,054	$105,681	$81,698	$280,046	$618,479
Gross margin(1)	70,545	64,715	9,160	40,755	185,175
March 31, 2010:
Revenue from external customers	$152,627	$109,740	$70,323	$243,618	$576,308
Gross margin(1)	81,252	68,885	13,711	46,745	210,593

(1)	Gross margin, a non-GAAP financial measure, is reconciled to net income (loss) below.
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
The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$(30,464)	$16,733
Selling, general and administrative	91,281	84,051
Depreciation and amortization	90,478	91,775
Long-lived asset impairment	—	1,707
Interest expense	37,170	32,934
Other (income) expense, net	(414)	(2,183)
Benefit from income taxes	(5,014)	(3,999)
(Income) loss from discontinued operations, net of tax	2,138	(10,425)

Gross margin	$185,175	$210,593

14. RETIREMENT BENEFIT PLAN
Our 401(k) retirement plan provides for optional employee contributions up to the Internal Revenue Service limit and discretionary employer matching contributions. We generally make discretionary matching contributions to each participant’s account at a rate of (i) 100% of each participant’s first 1% of contributions plus (ii) 50% of each participant’s contributions up to the next 5% of eligible compensation. We made no discretionary matching contributions from July 1, 2009 through June 30, 2010, but began making them again effective on July 1, 2010.
15. TRANSACTIONS RELATED TO THE PARTNERSHIP
In March 2011, we sold, pursuant to a public underwritten offering, 5,914,466 common units representing limited partner interests in the Partnership, including 664,466 common units to cover over-allotments. The $162.2 million of net proceeds received from the sale of the common units was used to repay borrowings under our revolving credit facility and term loan. The change in our ownership interest of the Partnership from the sale of the common units resulted in adjustments to noncontrolling interest, accumulated other comprehensive loss, deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership. As a result of this transaction, public ownership interest in the Partnership increased. As of March 31, 2011, public unitholders held an approximate 60% ownership interest in the Partnership and we owned the remaining equity interest, including the general partner interest and all incentive distribution rights.
The table below presents the effects of changes from net income (loss) attributable to Exterran stockholders and changes in our equity interest of the Partnership on our equity attributable to Exterran’s stockholders (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income (loss) attributable to Exterran stockholders	$(30,030)	$16,662
Increase in Exterran stockholders’ additional paid in capital for sale of Partnership units	74,536	—

Change from net income (loss) attributable to Exterran stockholders and transfers to the noncontrolling interest	$44,506	$16,662

16. CONSOLIDATING FINANCIAL STATEMENTS
Exterran Energy Corp. (Subsidiary Issuer), our wholly-owned subsidiary, is the issuer of our convertible senior notes due 2014 (the “4.75% Notes”). Exterran Holdings, Inc. (Parent) has agreed to fully and unconditionally guarantee the obligations of Exterran Energy Corp. relating to our 4.75% Notes.
We are the issuer of our 7.25% senior notes due December 2018 (the “7.25% Notes”). Exterran Energy Solutions, L.P., EES Leasing LLC, Exterran Water Management Services, LLC, and EXH MLP LP LLC, all our wholly-owned subsidiaries (together the Guarantor Subsidiaries), have agreed to fully and unconditionally guarantee our obligations relating to the 7.25% Notes.
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

Condensed Consolidating Balance Sheet
March 31, 2011

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
	(in thousands)
ASSETS

Current assets	$33	$—	$580,831	$545,835	$10	$1,126,709
Current assets associated with discontinued operations	—	—	—	4,472	—	4,472

Total current assets	33	—	580,831	550,307	10	1,131,181

Property, plant and equipment, net	—	—	1,703,070	1,357,203	—	3,060,273
Goodwill	—	—	146,875	50,328	—	197,203
Investments in affiliates	2,046,256	2,006,282	1,833,920	—	(5,886,458)	—
Intangible and other assets, net	15,290	39,974	177,128	84,206	(38,788)	277,810
Intercompany receivables	1,021,979	1,143,569	157,024	937,418	(3,259,990)	—
Long-term assets associated with discontinued operations	—	—	—	8,564	—	8,564

Total long-term assets	3,083,525	3,189,825	4,018,017	2,437,719	(9,185,236)	3,543,850

Total assets	$3,083,558	$3,189,825	$4,598,848	$2,988,026	$(9,185,226)	$4,675,031

LIABILITIES AND EQUITY

Current liabilities	$19,986	$1,440	$342,369	$347,192	$(8,761)	$702,226
Current liabilities associated with discontinued operations	—	—	—	15,685	—	15,685

Total current liabilities	19,986	1,440	342,369	362,877	(8,761)	717,911

Long-term debt	1,145,396	143,750	—	450,437	—	1,739,583
Intercompany payables	—	998,379	2,080,988	180,623	(3,259,990)	—
Other long-term liabilities	8,419	—	169,209	146,458	(30,017)	294,069
Long-term liabilities associated with discontinued operations	—	—	—	13,711	—	13,711

Total liabilities	1,173,801	1,143,569	2,592,566	1,154,106	(3,298,768)	2,765,274

Total equity	1,909,757	2,046,256	2,006,282	1,833,920	(5,886,458)	1,909,757

Total liabilities and equity	$3,083,558	$3,189,825	$4,598,848	$2,988,026	$(9,185,226)	$4,675,031

Condensed Consolidating Balance Sheet
December 31, 2010

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
	(in thousands)
ASSETS

Current assets	$160	$—	$565,089	$589,429	$8	$1,154,686
Current assets associated with discontinued operations	—	—	—	5,918	—	5,918

Total current assets	160	—	565,089	595,347	8	1,160,604

Property, plant and equipment, net	—	—	1,704,570	1,388,082	—	3,092,652
Goodwill	—	—	146,876	49,804	—	196,680
Investments in affiliates	1,998,617	1,991,520	1,825,646	—	(5,815,783)	—
Intangible and other assets, net	17,343	38,018	177,946	144,920	(95,799)	282,428
Intercompany receivables	1,118,404	1,212,598	149,433	891,177	(3,371,612)	—
Long-term assets associated with discontinued operations	—	—	—	9,172	—	9,172

Total long-term assets	3,134,364	3,242,136	4,004,471	2,483,155	(9,283,194)	3,580,932

Total assets	$3,134,524	$3,242,136	$4,569,560	$3,078,502	$(9,283,186)	$4,741,536

LIABILITIES AND EQUITY

Current liabilities	$21,320	$5,721	$343,665	$431,528	$(59,585)	$742,649
Current liabilities associated with discontinued operations	—	—	—	15,554	—	15,554

Total current liabilities	21,320	5,721	343,665	447,082	(59,585)	758,203

Long-term debt	1,298,165	143,750	—	455,232	—	1,897,147
Intercompany payables	—	1,094,048	2,098,626	178,937	(3,371,611)	—
Other long-term liabilities	12,615	—	135,749	158,494	(36,207)	270,651
Long-term liabilities associated with discontinued operations	—	—	—	13,111	—	13,111

Total liabilities	1,332,100	1,243,519	2,578,040	1,252,856	(3,467,403)	2,939,112

Total equity	1,802,424	1,998,617	1,991,520	1,825,646	(5,815,783)	1,802,424

Total liabilities and equity	$3,134,524	$3,242,136	$4,569,560	$3,078,502	$(9,283,186)	$4,741,536

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2011

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
			(in thousands)
Revenues	$—	$—	$301,076	$396,403	$(79,000)	$618,479

Costs of sales (excluding depreciation and amortization expense)	—	—	234,584	277,720	(79,000)	433,304
Selling, general and administrative	48	142	45,338	45,753	—	91,281
Depreciation and amortization	—	—	39,641	50,837	—	90,478
Interest (income) expense	23,662	1,707	(555)	12,356	—	37,170
Other (income) expense:
Intercompany charges, net	(14,775)	(1,444)	16,219	—	—	—
Equity in loss of affiliates	24,299	24,089	5,056	—	(53,444)	—
Other, net	10	—	(2,978)	2,554	—	(414)

Income (loss) before income taxes	(33,244)	(24,494)	(36,229)	7,183	53,444	(33,340)
Provision for (benefit) from income taxes	(3,214)	(195)	(12,140)	10,535	—	(5,014)

Loss from continuing operations	(30,030)	(24,299)	(24,089)	(3,352)	53,444	(28,326)
Loss from discontinued operations, net of tax	—	—	—	(2,138)	—	(2,138)

Net loss	(30,030)	(24,299)	(24,089)	(5,490)	53,444	(30,464)
Less: Net income attributable to the noncontrolling interest	—	—	—	434	—	434

Net loss attributable to Exterran stockholders	$(30,030)	$(24,299)	$(24,089)	$(5,056)	$53,444	$(30,030)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2010

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
	(in thousands)
Revenues	$—	$—	$229,335	$396,005	$(49,032)	$576,308

Costs of sales (excluding depreciation and amortization expense)	—	—	175,740	239,007	(49,032)	365,715
Selling, general and administrative	46	79	30,664	53,262	—	84,051
Depreciation and amortization	—	—	29,685	62,090	—	91,775
Long-lived asset impairment	—	—	1,476	231	—	1,707
Interest (income) expense	16,601	1,707	(5,496)	20,122	—	32,934
Other (income) expense:
Intercompany charges, net	(3,438)	(1,176)	4,614	—	—	—
Equity in income of affiliates	(25,259)	(25,655)	(25,447)	—	76,361	—
Other, net	10	—	(9,760)	7,567	—	(2,183)

Income before income taxes	12,040	25,045	27,859	13,726	(76,361)	2,309
Provision for (benefit) from income taxes	(4,622)	(214)	2,204	(1,367)	—	(3,999)

Income from continuing operations	16,662	25,259	25,655	15,093	(76,361)	6,308
Income from discontinued operations, net of tax	—	—	—	10,425	—	10,425

Net income	16,662	25,259	25,655	25,518	(76,361)	16,733
Less: Net loss attributable to the noncontrolling interest	—	—	—	(71)	—	(71)

Net income attributable to Exterran stockholders	$16,662	$25,259	$25,655	$25,447	$(76,361)	$16,662

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2011

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$463,138	$334	$60,421	$(498,441)	$—	$25,452
Net cash provided by discontinued operations	—	—	—	662	—	662

Net cash provided by (used in) operating activities	463,138	334	60,421	(497,779)	—	26,114

Cash flows from investing activities:
Capital expenditures	—	—	(28,734)	(22,678)	—	(51,412)
Proceeds from sale of property, plant and equipment	—	—	9,257	18,242	—	27,499
Decrease in restricted cash	—	—	—	304	—	304
Net proceeds from the sale of Partnership units	—	—	43,005	119,231	—	162,236
Investment in consolidated subsidiaries	(144,883)	13,330	—	—	131,553	—

Net cash provided by (used in) investing activities	(144,883)	13,330	23,528	115,099	131,553	138,627

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	304,766	—	—	300,215	—	604,981
Repayments of long-term debt	(461,961)	—	—	(305,000)	—	(766,961)
Payments for debt issue costs	—	—	—	(980)	—	(980)
Proceeds from stock options exercised	239	—	—	—	—	239
Proceeds from stock issued pursuant to our employee stock purchase plan	478	—	—	—	—	478
Purchases of treasury stock	(2,366)	—	—	—	—	(2,366)
Stock-based compensation excess tax benefit	869	—	—	—	—	869
Distributions to noncontrolling partners in the Partnership	—	—	(6,468)	—	—	(6,468)
Capital contribution (distribution), net	—	144,883	(13,330)	—	(131,553)	—
Borrowings (repayments) between subsidiaries, net	(160,407)	(158,547)	(63,879)	382,833	—	—

Net cash provided by (used in) financing activities	(318,382)	(13,664)	(83,677)	377,068	(131,553)	(170,208)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,364)	—	(1,364)

Net increase (decrease) in cash and cash equivalents	(127)	—	272	(6,976)	—	(6,831)
Cash and cash equivalents at beginning of year	160	—	1,949	42,507	—	44,616

Cash and cash equivalents at end of year	$33	$—	$2,221	$35,531	$—	$37,785

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$256	$(313)	$110,683	$(3,576)	$—	$107,050

Cash flows from investing activities:
Capital expenditures	—	—	(14,532)	(33,329)	—	(47,861)
Proceeds from sale of property, plant and equipment	—	—	3,796	1,590	—	5,386
Increase in restricted cash	—	—	—	(5,545)	—	(5,545)
Investment in consolidated subsidiaries	(313)	—	—	—	313	—

Net cash used in continuing operations	(313)	—	(10,736)	(37,284)	313	(48,020)
Net cash provided by discontinued operations	—	—	—	50,000	—	50,000

Net cash provided by (used in) investing activities	(313)	—	(10,736)	12,716	313	1,980

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	46,000	—	—	7,000	—	53,000
Repayments of long-term debt	(124,930)	—	—	(49,013)	—	(173,943)
Proceeds from stock options exercised	342	—	—	—	—	342
Proceeds from stock issued pursuant to our employee stock purchase plan	650	—	—	—	—	650
Purchases of treasury stock	(1,670)	—	—	—	—	(1,670)
Stock-based compensation excess tax benefit	734	—	—	—	—	734
Distributions to noncontrolling partners in the Partnership	—	—	(3,872)	—	—	(3,872)
Capital contribution (distribution), net	—	313	—	—	(313)	—
Borrowings (repayments) between subsidiaries, net	78,930	—	(78,716)	(214)	—	—

Net cash provided by (used in) financing activities	56	313	(82,588)	(42,227)	(313)	(124,759)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(613)	—	(613)

Net increase (decrease) in cash and cash equivalents	(1)	—	17,359	(33,700)	—	(16,342)
Cash and cash equivalents at beginning of year	49	—	4,932	78,764	—	83,745

Cash and cash equivalents at end of year	$48	$—	$22,291	$45,064	$—	$67,403

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations; the expected amount of our capital expenditures; anticipated cost savings, future revenue, gross margin and other financial or operational measures related to our business and our primary business segments; the future value of our equipment and non-consolidated affiliates; and plans and objectives of our management for our future operations. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.
Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. These forward-looking statements are also affected by the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s website at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
•	conditions in the oil and natural gas industry, including a sustained decrease in the level of supply or demand for oil or natural gas and the impact on the price of oil or natural gas, which could cause a decline in the demand for our natural gas compression and oil and natural gas production and processing equipment and services;

•	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	the success of our subsidiaries, including Exterran Partners, L.P. (along with its subsidiaries, the “Partnership”);

•	changes in economic or political conditions in the countries in which we do business, including civil uprisings, riots, terrorism, kidnappings, violence associated with drug cartels, legislative changes and the expropriation, confiscation or nationalization of property without fair compensation;

•	changes in currency exchange rates and restrictions on currency repatriation;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	loss of the Partnership’s status as a partnership for federal income tax purposes;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment and workforce factors, including our ability to hire, train and retain key employees;

•	our ability to implement certain business and financial objectives, such as:
•	international expansion and winning profitable new business;

•	sales of additional United States of America (“U.S.”) contract operations contracts and equipment to the Partnership;

•	timely and cost-effective execution of projects;

•	enhancing our asset utilization, particularly with respect to our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash; and

•	accessing the capital markets at an acceptable cost;
•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.
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
Exterran Partners, L.P.
We have an equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of March 31, 2011, public unitholders held a 60% ownership interest in the Partnership and we owned the remaining equity interest, including the general partner interest and all incentive distribution rights. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional interests in the Partnership. As of March 31, 2011, the Partnership had a fleet of 4,029 compressor units comprising approximately 1,590,000 horsepower, or 44% (by available horsepower) of our and the Partnership’s combined total U.S. horsepower.

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
Natural Gas Consumption and Production. Natural gas consumption in the U.S. for the twelve months ended January 31, 2011 increased by approximately 5% over the twelve months ended January 31, 2010, is expected to increase by 1.0% in 2011 and is expected to increase by an average of 0.3% per year thereafter until 2035, according to the Energy Information Administration (“EIA”). Natural gas consumption worldwide is projected to increase by 1.3% per year until 2035, according to the EIA.
Natural gas marketed production in the U.S. for the twelve months ended January 31, 2011 increased by approximately 5% over the twelve months ended January 31, 2010. In 2009, the U.S. accounted for an estimated annual production of approximately 22 trillion cubic feet of natural gas, or 20% of the worldwide total of approximately 110 trillion cubic feet. The EIA estimates that the U.S.’s natural gas production level will be approximately 23 trillion cubic feet in 2035, or 15% of the projected worldwide total of approximately 155 trillion cubic feet.
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
In the second half of 2010 and the first quarter of 2011, we saw an increase in drilling activity and an increase in order activity and bookings in our fabrication business segment in the North America market. We believe the activity levels in North America will continue to increase in 2011, particularly in shale plays and areas focused on the production of oil and natural gas liquids. We anticipate this activity will result in higher demand for our compression and production and processing equipment, which we believe should result in higher revenues for these products in 2011 compared to 2010. However, we believe this increase would be impacted if there is a significant reduction in oil or natural gas prices. We also believe that (i) the continued uncertainty around natural gas supply and demand and natural gas prices and (ii) the current available supply of idle and underutilized compression equipment in the industry, as well as new investment of capital in equipment, combined with (iii) the modest horsepower growth we have experienced in North America, could make it challenging for us to significantly improve our North America contract operations horsepower utilization and pricing.
In international markets, we believe there will continue to be demand for our contract operations and Total Solutions projects, and we expect to have opportunities to grow our international business through our contract operations, aftermarket services and fabrication business segments over the long term. However, as industry capital spending declined in 2010, our fabrication business segment experienced a reduction in demand. While we expect these conditions to improve, we have not yet seen significant increases in international bookings and revenue.
Our level of capital spending depends on our forecast for the demand for our products and services and the equipment we require to provide services to our customers. As we believe there will be increased activity in certain North America natural gas plays, we anticipate investing more capital in our contract operations fleet in 2011 than we have in the recent past. Based on current market conditions, we expect that net cash provided by operating activities and availability under our credit facilities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through December 31, 2011; however, to the extent it is not, we may seek additional debt or equity financing.

We have credit facilities that mature in 2012 and 2013 that we expect to refinance over time and prior to their maturity date. We cannot predict the potential terms of any new or revised credit facilities; however, based on current market conditions, we expect that the interest rate under any replacement facility would be higher than in the current facilities and therefore would lead to higher interest expense in future periods. For example, on November 3, 2010, the Partnership entered into an amendment and restatement of its senior secured credit facility that resulted in an increase in the interest rates on its senior secured credit facility. See “— Liquidity and Capital Resources” for additional information about this refinancing.
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
Operating Highlights
The following tables summarize our total available horsepower, total operating horsepower, horsepower utilization percentages and fabrication backlog (horsepower in thousands and dollars in millions):

	Three Months Ended
	March 31,	December 31,	March 31,
	2011	2010	2010
Total Available Horsepower (at period end):
North America	3,704	3,701	4,293
International	1,197	1,200	1,232

Total	4,901	4,901	5,525

Total Operating Horsepower (at period end):
North America	2,844	2,837	2,838
International	980	981	1,022

Total	3,824	3,818	3,860

Total Operating Horsepower (average during the quarter):
North America	2,841	2,826	2,855
International	979	1,007	1,026

Total	3,820	3,833	3,881

Horsepower Utilization (at period end):
North America	77%	77%	66%
International	82%	82%	83%
Total	78%	78%	70%

	March 31,	December 31,	March 31,
	2011	2010	2010
Compressor and Accessory Fabrication Backlog	$250.2	$220.2	$277.0
Production and Processing Equipment Fabrication Backlog	500.8	483.3	488.2

Fabrication Backlog	$751.0	$703.5	$765.2

FINANCIAL RESULTS OF OPERATIONS
Summary of Results
Revenue. Revenue for the three months ended March 31, 2011 was $618.5 million compared to $576.3 million for the three months ended March 31, 2010. The increase in revenue was primarily due to higher fabrication sales in North America in the three months ended March 31, 2011.
Net income (loss) attributable to Exterran stockholders and EBITDA, as adjusted. We recorded a consolidated net loss attributable to Exterran stockholders of $30.0 million and consolidated net income attributable to Exterran stockholders of $16.7 million for the three months ended March 31, 2011 and 2010, respectively. We recorded EBITDA, as adjusted, of $94.3 million and $123.9 million for the three months ended March 31, 2011 and 2010, respectively. Net loss attributable to Exterran stockholders and EBITDA, as adjusted, for the three months ended March 31, 2011 were negatively impacted by reduced gross margin from operations caused by challenging market conditions. Net loss attributable to Exterran stockholders and EBITDA, as adjusted, for the three months ended March 31, 2011 benefited from $8.6 million in fabrication change order recoveries in excess of cost overruns that primarily related to the recovery on a loss contract that was determined to be probable at March 31, 2011. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “—Non-GAAP Financial Measures.”
THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010
Summary of Business Segment Results
North America Contract Operations
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2011	2010	(Decrease)
Revenue	$151,054	$152,627	(1)%
Cost of sales (excluding depreciation and amortization expense)	80,509	71,375	13%

Gross margin	$70,545	$81,252	(13)%
Gross margin percentage	47%	53%	(6)%
The decrease in revenue was primarily due to a reduction of revenue in our contract water treatment business in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense), a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP in Note 13 to the Financial Statements. The decrease in gross margin and gross margin percentage in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to an increase in our field operating expenses.
International Contract Operations
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2011	2010	(Decrease)
Revenue	$105,681	$109,740	(4)%
Cost of sales (excluding depreciation and amortization expense)	40,966	40,855	0%

Gross margin	$64,715	$68,885	(6)%
Gross margin percentage	61%	63%	(2)%
The decrease in revenue and gross margin in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to a $4.8 million reduction in Eastern Hemisphere revenues that were partially offset by a $1.7 million increase in revenue in Brazil. The decrease in gross margin percentage for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to higher operating costs in Argentina and Brazil caused primarily by inflation and increased compensation costs.

Aftermarket Services
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2011	2010	(Decrease)
Revenue	$81,698	$70,323	16%
Cost of sales (excluding depreciation and amortization expense)	72,538	56,612	28%

Gross margin	$9,160	$13,711	(33)%
Gross margin percentage	11%	19%	(8)%

The increase in revenue in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to a $10.8 million increase in North America revenues. The decrease in overall gross margin percentage in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to changes in market conditions that have led to a more competitive environment.

Fabrication (dollars in thousands)

	Three months ended
	March 31,		Increase
	2011	2010	(Decrease)
Revenue	$280,046	$243,618	15%
Cost of sales (excluding depreciation and amortization expense)	239,291	196,873	22%

Gross margin	$40,755	$46,745	(13)%
Gross margin percentage	15%	19%	(4)%

The increase in revenue was primarily due to $44.7 million of higher revenues in North America, partially offset by $15.1 million of reduced revenue in the Eastern Hemisphere. The decrease in gross margin and gross margin percentage for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to increased revenue in North America at lower margins and was partially offset by $8.6 million in fabrication change order recoveries in excess of cost overruns that primarily related to a recovery on a loss contract that was determined to be probable at March 31, 2011.

Costs and Expenses (dollars in thousands)

	Three months ended
	March 31,		Increase
	2011	2010	(Decrease)
Selling, general and administrative	$91,281	$84,051	9%
Depreciation and amortization	90,478	91,775	(1)%
Long-lived asset impairment	—	1,707	(100)%
Interest expense	37,170	32,934	13%
Other (income) expense, net	(414)	(2,183)	(81)%
The increase in selling, general and administrative (“SG&A”) expense during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to an increase in compensation and benefit costs. SG&A expense was 15% of revenue for each of the three month periods ended March 31, 2011 and 2010.
Depreciation and amortization decreased by $1.3 million primarily due to the impact of the $136.0 million long-lived impairment recorded in the fourth quarter of 2010, partially offset by increased depreciation and amortization on new international contract operations projects. During the fourth quarter of 2010, we completed an evaluation of our longer-term strategies and, as a result, determined to retire and sell approximately 1,800 idle compressor units, or approximately 600,000 horsepower, that were previously used to provide services in our North America and international contract operations businesses. The long-lived asset impairment decreased depreciation and amortization expense by approximately $4.9 million in the three months ended March 31, 2011.

Long-lived asset impairment in the three months ended March 31, 2010 was $1.7 million, and resulted from a decline in market conditions. This impairment was recorded on compression units that had been previously removed from our available fleet and were to be disposed of.
The increase in interest expense for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to an increase in the average effective interest rate on our debt, including the impact of interest rate swaps, to 7.8% for the three months ended March 31, 2011 from 5.8% for the three months ended March 31, 2010. The increase in our average effective interest rate is primarily due to the refinancing of portions of our outstanding debt at higher interest rates, including our 7.25% senior notes due December 2018, which we issued in November 2010. Our average effective interest rate for the three months ended March 31, 2011 includes the impact of $4.8 million of interest expense related to the amortization of terminated interest rate swaps. In addition, we expensed $1.4 million of unamortized deferred financing costs due to the termination of the 2007 ABS Facility in the three months ended March 31, 2011. The increase in interest expense was partially offset by a lower average debt balance during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
The change in other (income) expense, net, was primarily due to a $4.9 million gain recorded in the three months ended March 31, 2010 on the sale of a loan and our interest in an entity related to a project in Nigeria that had previously been written off. In addition, foreign currency loss was $2.6 million for the three months ended March 31, 2011 compared to a loss of $1.6 million for the three months ended March 31, 2010. Our foreign currency gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates. The foreign currency loss for the three months March 31, 2011 was primarily caused by changes in translation rates between the U.S. dollar and the Euro and Brazilian real. Gains on asset sales increased to $2.8 million for the three months ended March 31, 2011 compared to $1.2 million for the three months ended March 31, 2010. The change in other (income) expense, net was also impacted by $1.2 million and $2.5 million, respectively, of importation penalties in Brazil for the three months ended March 31, 2011 and 2010.
Income Taxes
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2011	2010	(Decrease)
Benefit from income taxes	$(5,014)	$(3,999)	25.4%
Effective tax rate	15.0%	(173.2)%	188.2%
The increase in our effective tax rate in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to decreased losses in low-tax or no tax jurisdictions. Our provision and effective tax rate for the three months ended March 31, 2010 was impacted by a $3.9 million net tax benefit recorded on the sale of loans and interest in an entity related to a project in Nigeria.
Discontinued Operations
(dollars in thousands)

	Three months ended
	March 31,		Increase
	2011	2010	(Decrease)
Income (loss) from discontinued operations, net of tax	$(2,138)	$10,425	(121)%
The income (loss) from discontinued operations, net of tax for the three months ended March 31, 2011 and 2010 related to our operations in Venezuela that were expropriated in June 2009. As discussed in Note 2 to the Financial Statements, on June 2, 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela. As of June 30, 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. In January 2010, the Venezuelan government announced a devaluation of the Venezuelan bolivar. This devaluation resulted in a translation gain of approximately $12.2 million on the remeasurement of our net liability position in Venezuela and is reflected in Income (loss) from discontinued operations, net of tax for the three months ended March 31, 2010. The functional currency of our Venezuela subsidiary is the U.S. dollar and we had more liabilities than assets denominated in bolivars in Venezuela at the time of the devaluation. The exchange rate used to remeasure our net liabilities changed from 2.15 bolivars per U.S. dollar at December 31, 2009 to 4.3 bolivars per U.S. dollar in January 2010.

Noncontrolling Interest
As of March 31, 2011, noncontrolling interest is primarily comprised of the portion of the Partnership’s earnings that is applicable to the limited partner interest in the Partnership owned by the public. As of March 31, 2011, public unitholders held a 60% ownership interest in the Partnership.
LIQUIDITY AND CAPITAL RESOURCES
Our unrestricted cash balance was $37.8 million at March 31, 2011, compared to $44.6 million at December 31, 2010. Working capital increased to $413.3 million at March 31, 2011 from $402.4 million at December 31, 2010.
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net cash provided by (used in) continuing operations:
Operating activities	$25,452	$107,050
Investing activities	138,627	(48,020)
Financing activities	(170,208)	(124,759)
Effect of exchange rate changes on cash and cash equivalents	(1,364)	(613)
Discontinued operations	662	50,000

Net change in cash and cash equivalents	$(6,831)	$(16,342)

Operating Activities. The decrease in cash provided by operating activities for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to a reduction in gross margin from operations in the three months ended March 31, 2011 and the reduction in working capital during the three months ended March 31, 2010 caused by a decrease in business activity.
Investing Activities. The increase in cash provided by investing activities for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was attributable primarily to $162.2 million of net proceeds from the sale of Partnership units during the three months ended March 31, 2011.
Financing Activities. The increase in cash used in financing activities during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily attributable to an increase in net repayments of long-term debt during the three months ended March 31, 2011.
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
Long-Term Debt. As of March 31, 2011, we had approximately $1.7 billion in outstanding debt obligations, consisting of $459.7 million outstanding under our term loan facility, $49.4 million outstanding under our revolving credit facility, $143.8 million outstanding under our 4.75% convertible notes due 2014, $286.3 million outstanding under our 4.25% Notes due January 2014, $350.0 million outstanding under our 7.25% senior notes due 2018, $300.0 million outstanding under the Partnership’s revolving credit facility, and $150.0 million outstanding under the Partnership’s term loan facility.
In August 2007, we entered into a senior secured credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement consists of (a) a five-year revolving credit facility in the aggregate amount of $850 million, which includes a variable allocation for a Canadian tranche and the ability to issue letters of credit under the facility and (b) a six-year term loan senior secured credit facility, in the aggregate amount of $800 million with principal payments due on multiple dates through June 2013

(collectively, the “Credit Facility”). Subject to certain conditions, at our request, the aggregate commitments under the Credit Facility may be increased by an additional $400 million less certain adjustments. As of March 31, 2011, we had $49.4 million in outstanding borrowings under our revolving credit facility, $247.4 million in letters of credit outstanding under our revolving credit facility and $459.7 million in outstanding borrowings under our term loan facility. As of March 31, 2011, we had undrawn capacity of $553.2 million under our revolving credit facility. Our Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Credit Agreement) to not greater than 5.0 to 1.0. Due to this limitation, $402.6 million of the $553.2 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of March 31, 2011.
Borrowings under the Credit Agreement bear interest, if they are in U.S. dollars, at a base rate or LIBOR at our option plus an applicable margin, as defined in the agreement. The applicable margin varies depending on our debt ratings. At March 31, 2011, all amounts outstanding were LIBOR loans and the applicable margin was 0.65%. The weighted average annual interest rate at March 31, 2011 on the outstanding balance, excluding the effect of interest rate swaps, was 0.9%.
The Credit Agreement contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We must also maintain, on a consolidated basis, required leverage and interest coverage ratios. Additionally, the Credit Agreement contains customary conditions, representations and warranties, events of default and indemnification provisions. Our indebtedness under the Credit Facility is collateralized by liens on substantially all of our personal property in the U.S. Our wholly-owned Significant Domestic Subsidiaries (as defined in the Credit Agreement) guarantee the obligations under the Credit Agreement. We have executed a U.S. Pledge Agreement pursuant to which equity interests in certain of our domestic and foreign subsidiaries (including all limited partnership interests and Subordinated Units (as defined in the Partnership’s partnership agreement) that we own in the Partnership) have been pledged to secure the obligations under the Credit Agreement. Further, we and our wholly-owned significant domestic subsidiaries have granted a lien on substantially all of our and their assets to secure the obligations under the Credit Agreement. The Partnership does not guarantee the obligations under the Credit Agreement, its assets are not collateral under the Credit Agreement and the general partner units in the Partnership are not pledged under the Credit Agreement.
In August 2007, Exterran ABS 2007 LLC entered into an asset-backed securitization facility. In March 2011, we repaid the $6.0 million outstanding balance under this facility and terminated it. As a result of this termination, we expensed $1.4 million of unamortized deferred financing costs, which is reflected in Interest expense in our condensed consolidated statements of operations.
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
On November 3, 2010, the Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership, as borrower, entered into an amendment and restatement of their senior secured credit agreement (as so amended and restated, the “Partnership Credit Agreement”) to provide for a new five-year, $550 million senior secured credit facility consisting of a $400 million revolving credit facility and a $150 million term loan facility. In March 2011, the revolving borrowing capacity under this facility was increased by $150.0 million to $550.0 million. Concurrent with the execution of the Partnership Credit Agreement in November 2010, the Partnership borrowed $304.0 million under its revolving credit facility and $150.0 million under its term loan facility and used the proceeds to (i) repay the entire $406.1 million outstanding under the Partnership’s previous senior secured credit facility, (ii) repay the entire $30.0 million outstanding under the Partnership’s asset-backed securitization facility and terminate that facility, (iii) pay $14.8 million to terminate the interest rate swap agreements to which the Partnership was a party and (iv) pay customary fees and other expenses relating to the Partnership Credit Agreement.
As of March 31, 2011, the Partnership had $250.0 million of undrawn capacity under its revolving credit facility. The Partnership Credit Agreement limits the Partnership’s Total Debt to EBITDA ratio (as defined in the Credit Agreement) to not greater than 4.75 to 1.0. The Partnership Credit Agreement allows for the Partnership’s Total Debt to EBITDA ratio to be increased from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after such an acquisition closes. Therefore, because the August 2010 Contract Operations Acquisition closed in the third quarter of 2010, the maximum allowed ratio of Total Debt to EBITDA was 5.25 to 1.0 through March 31, 2011, reverting to 4.75 to 1.0 for the quarter ending June 30, 2011 and subsequent quarters. Due to this limitation, $200.9 million of the $250.0 million of undrawn capacity under the Partnership Credit Agreement was available for additional borrowings as of March 31, 2011. If the maximum allowed ratio of Total Debt to EBITDA had been 4.75 to 1.0 at March 31, 2011, then $138.9 million of the $250.0 million of undrawn capacity under the Partnership Credit Agreement would have been available for additional borrowings as of March 31, 2011.
The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 2.25% to 3.25% and (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% or one-month LIBOR plus 1.0%. At March 31, 2011, all amounts outstanding under this facility were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance of this facility at March 31, 2011, excluding the effect of interest rate swaps, was 2.8%.
The Partnership’s term loan facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for term loans varies (i) in the case of LIBOR loans, from 2.5% to 3.5% and (ii) in the case of base rate loans, from 1.5% to 2.5%. At March 31, 2011, all amounts outstanding under the term loan were LIBOR loans and the applicable margin was 2.75%. The average annual interest rate on the outstanding balance of the term loan at March 31, 2011, excluding the effect of interest rate swaps, was 3.1%.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Agreement).
Our bank credit facilities and the agreements governing certain of our other indebtedness contain various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. For example, under our Credit Agreement we must maintain various consolidated financial ratios, including a ratio of EBITDA (defined in the Credit Agreement as Adjusted EBITDA) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. As of March 31, 2011, we maintained a 4.1 to 1.0 EBITDA to Total Interest Expense ratio, a 3.8 to 1.0 consolidated Total Debt to EBITDA ratio and a 1.6 to 1.0 Senior Secured Debt to EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we were to experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements, including a default by the Partnership under its credit facility, would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of March 31, 2011, we were in compliance with all financial covenants under our debt agreements.
The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on its ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. It also contains various covenants requiring mandatory prepayments of the term loans from the net cash proceeds of certain future asset transfers and debt issuances. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Partnership Credit Agreement) and a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.75 to 1.0. As discussed above, the Partnership’s Total Debt to EBITDA ratio was temporarily increased from 4.75 to 1.0 to 5.25 to 1.0 at March 31, 2011 because the Partnership acquired from us additional contract operations customer service agreements and a fleet of compressor units used to provide compression services under those agreements which met the applicable thresholds in the third quarter of 2010, reverting to 4.75 to 1.0 for the quarter ending June 30, 2011 and subsequent quarters. As of March 31, 2011, the Partnership maintained a 6.2 to 1.0 EBITDA to Total Interest Expense ratio and a 3.6 to 1.0 Total Debt to EBITDA ratio. A violation of the Partnership’s Total Debt to EBITDA covenant would be an event of default under the Partnership Credit Agreement, which would trigger cross-default provisions under certain of our debt agreements. As of March 31, 2011, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.
We have entered into interest rate swap agreements related to a portion of our variable rate debt. In the fourth quarter of 2010, we paid $43.0 million to terminate interest rate swap agreements with a total notional value of $585.0 million and a weighted average rate of 4.6%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive income (loss) will be amortized into interest expense over the original term of the swaps. Of the total amount included in accumulated other comprehensive income (loss), $4.8 million was amortized into interest expense during the first quarter of 2011 and we expect $15.4 million to be amortized into interest expense during the remainder of 2011. See Note 7 to the Financial Statements for further discussion of our interest rate swap agreements. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of our interest rate swap agreements.

The interest rate we pay under our Credit Agreement can be affected by changes in our credit rating. As of March 31, 2011, our credit ratings as assigned by Moody’s and Standard & Poor’s were:

Standard
	Moody’s	& Poor’s
Outlook	Stable	Stable
Corporate Family Rating	Ba2	BB
Exterran Senior Secured Credit Facility	Ba1	BBB-
4.75% convertible senior notes due January 2014	B1	BB
4.25% convertible senior notes due June 2014	—	B+
7.25% senior notes due December 2018	Ba3	BB
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
On April 29, 2011, the board of directors of Exterran GP LLC approved a cash distribution of $0.4775 per limited partner unit, or approximately $16.2 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from January 1, 2011 through March 31, 2011. The record date for this distribution is May 10, 2011, and payment is expected to occur on May 13, 2011

NON-GAAP FINANCIAL MEASURES
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
For a reconciliation of gross margin to net income (loss), see Note 13 to the Financial Statements.
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
The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$(30,464)	$16,733
(Income) loss from discontinued operations, net of tax	2,138	(10,425)
Depreciation and amortization	90,478	91,775
Long-lived asset impairment	—	1,707
Interest expense	37,170	32,934
Gain on sale of our investment in the subsidiary that owns the barge mounted processing plant and other related assets used on the Cawthorne Channel Project	—	(4,863)
Benefit from income taxes	(5,014)	(3,999)

EBITDA, as adjusted	$94,308	$123,862

OFF-BALANCE SHEET ARRANGEMENTS
We have no material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign currency loss in our condensed consolidated statements of operations of approximately $2.6 million in the first three months of 2011 compared to a loss of $1.6 million in the first three months of 2010. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.
As of March 31, 2011, after taking into consideration interest rate swaps, we had approximately $144.1 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates would result in an annual increase in our interest expense of approximately $1.4 million.
For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations and derivative instruments to minimize foreign currency exchange risk, see Note 7 to the Financial Statements.

Item 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of March 31, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
There have been no material changes or updates in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 5.	Other Information
At our Annual Meeting of Stockholders held on May 3, 2011, we presented the following matters to the stockholders for action, and the votes cast are indicated below:

	For	Withheld
1. Election of the following directors:
Janet F. Clark	45,550,890	6,067,887
Ernie L. Danner	46,559,343	5,059,434
Uriel E. Dutton	46,559,206	5,059,571
Gordon T. Hall	46,339,771	5,279,006
J.W.G. “Will” Honeybourne	46,339,667	5,279,110
Mark A. McCollum	46,339,817	5,278,960
William C. Pate	51,067,502	551,275
Stephen M. Pazuk	46,339,786	5,278,991
Christopher T. Seaver	46,556,948	5,061,829

		For	Against	Abstain	Broker Non-votes
2. Ratification of the appointment of Deloitte & Touche LLP as Exterran Holdings, Inc.’s independent registered public accounting firm for fiscal 2011		54,165,690	148,759	1,900,683	—

		For	Against	Abstain	Broker Non-votes
3. Approval, on an advisory basis, of the compensation paid to the Company’s Named Executive Officers		35,290,577	15,772,528	555,672	4,596,355

	Every Year	Every Two Years	Every Three Years	Abstain	Broker Non-votes
4. Determination of whether the preferred frequency of an advisory vote on the executive compensation of the Company’s Named Executive Officers should be every year, every two years or every three years	43,711,714	154,538	5,301,352	2,451,173	4,596,355

		For	Against	Abstain	Broker Non-votes
5. Approval of Amendment No. 4 to the Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan		28,077,567	23,016,654	524,556	4,596,355

		For	Against	Abstain	Broker Non-votes
6. Approval of Amendment No. 2 to the Exterran Holdings, Inc. Employee Stock Purchase Plan		46,052,899	5,042,418	523,460	4,596,355

Item 6.	Exhibits

Exhibit No.	Description

2.1	Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 5, 2009

2.2	Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 20, 2007

3.2	Second Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

4.1	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

4.2	Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.3	Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.4	Indenture, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

4.5	Registration Rights Agreement, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and the Initial Purchasers named therein, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

4.6	Indenture, dated August 20, 2007, by and between Exterran ABS 2007 LLC, as Issuer, Exterran ABS Leasing 2007 LLC, as Exterran ABS Lessor, and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $1,000,000,000 asset-backed securitization facility consisting of $1,000,000,000 of Series 2007-1 Notes, incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

4.7	Series 2007-1 Supplement, dated as of August 20, 2007, to the Indenture, incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

4.8	Indenture, dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 ABS facility consisting of $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on October 19, 2009

4.9	Series 2009-1 Supplement, dated as of October 13, 2009, to Indenture dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.2 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on October 19, 2009

4.10	First Amended and Restated Indenture, dated as of June 9, 2010, by and among Exterran ABS 2007 LLC, as Issuer, Exterran ABS Leasing 2007 LLC, as Exterran ABS Lessor and Wells Fargo Bank, National Association, as Indenture Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2011.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTERRAN HOLDINGS, INC.
Date: May 5, 2011	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President, Finance and Accounting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 5, 2009

2.2	Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 20, 2007

3.2	Second Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

4.1	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

4.2	Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.3	Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.4	Indenture, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

4.5	Registration Rights Agreement, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and the Initial Purchasers named therein, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

4.6	Indenture, dated August 20, 2007, by and between Exterran ABS 2007 LLC, as Issuer, Exterran ABS Leasing 2007 LLC, as Exterran ABS Lessor, and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $1,000,000,000 asset-backed securitization facility consisting of $1,000,000,000 of Series 2007-1 Notes, incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

4.7	Series 2007-1 Supplement, dated as of August 20, 2007, to the Indenture, incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

4.8	Indenture, dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 ABS facility consisting of $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on October 19, 2009

4.9	Series 2009-1 Supplement, dated as of October 13, 2009, to Indenture dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.2 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on October 19, 2009

4.10	First Amended and Restated Indenture, dated as of June 9, 2010, by and among Exterran ABS 2007 LLC, as Issuer, Exterran ABS Leasing 2007 LLC, as Exterran ABS Lessor and Wells Fargo Bank, National Association, as Indenture Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2011.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed herewith.

**	Furnished, not filed.