Form 10-Q
period 2011-06-30
EXTERRAN HOLDINGS INC.
filed 2011-08-04
CIK 1389050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____________ TO ____________.
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
Number of shares of the common stock of the registrant outstanding as of July 28, 2011: 63,936,692 shares.

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Comprehensive Income (Loss)	5
Condensed Consolidated Statements of Equity	6
Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	45
Item 4. Controls and Procedures	45
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	47
Item 1A. Risk Factors	47
Item 6. Exhibits	48
SIGNATURES	49
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$35,097	$44,616
Restricted cash	1,757	1,941
Accounts receivable, net of allowance of $11,997 and $13,108, respectively	414,375	429,047
Inventory, net	396,670	396,287
Costs and estimated earnings in excess of billings on uncompleted contracts	164,104	147,901
Current deferred income taxes	38,110	36,093
Other current assets	105,360	98,801
Current assets associated with discontinued operations	4,759	5,918

Total current assets	1,160,232	1,160,604
Property, plant and equipment, net	3,035,154	3,092,652
Goodwill, net	197,475	196,680
Intangible and other assets, net	265,333	282,428
Long-term assets associated with discontinued operations	8,794	9,172

Total assets	$4,666,988	$4,741,536

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable, trade	$166,049	$157,206
Accrued liabilities	279,164	330,551
Deferred revenue	115,364	124,282
Billings on uncompleted contracts in excess of costs and estimated earnings	97,722	130,610
Current liabilities associated with discontinued operations	15,408	15,554

Total current liabilities	673,707	758,203
Long-term debt	1,704,200	1,897,147
Other long-term liabilities	122,323	150,227
Deferred income taxes	174,486	120,424
Long-term liabilities associated with discontinued operations	14,184	13,111

Total liabilities	2,688,900	2,939,112
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 69,932,197 and 69,071,027 shares issued, respectively	699	691
Additional paid-in capital	3,635,497	3,500,292
Accumulated other comprehensive income (loss)	8,446	(20,225)
Accumulated deficit	(1,725,370)	(1,667,314)
Treasury stock — 5,995,363 and 5,841,087 common shares, at cost, respectively	(206,411)	(203,996)

Total Exterran stockholders’ equity	1,712,861	1,609,448
Noncontrolling interest	265,227	192,976

Total equity	1,978,088	1,802,424

Total liabilities and equity	$4,666,988	$4,741,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
North America contract operations	$150,755	$152,048	$301,809	$304,675
International contract operations	110,944	131,087	216,625	240,827
Aftermarket services	94,142	83,363	175,840	153,686
Fabrication	301,731	277,324	581,777	520,942

	657,572	643,822	1,276,051	1,220,130

Costs and Expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	75,509	74,811	156,018	146,186
International contract operations	49,766	42,873	90,732	83,728
Aftermarket services	86,533	70,290	159,071	126,902
Fabrication	269,352	246,398	508,643	443,271
Selling, general and administrative	92,192	94,166	183,473	178,217
Depreciation and amortization	92,676	106,188	183,154	197,963
Long-lived asset impairment	2,063	745	2,063	2,452
Interest expense	34,586	32,608	71,756	65,542
Equity in loss of non-consolidated affiliates	—	348	—	348
Other (income) expense, net	(2,951)	(2,485)	(3,365)	(4,668)

	699,726	665,942	1,351,545	1,239,941

Loss before income taxes	(42,154)	(22,120)	(75,494)	(19,811)
Provision for (benefit from) income taxes	(12,499)	184	(17,513)	(3,815)

Loss from continuing operations	(29,655)	(22,304)	(57,981)	(15,996)
Income (loss) from discontinued operations, net of tax	(569)	38,957	(2,707)	49,382

Net income (loss)	(30,224)	16,653	(60,688)	33,386
Less: Net loss attributable to the noncontrolling interest	2,198	873	2,632	802

Net income (loss) attributable to Exterran stockholders	$(28,026)	$17,526	$(58,056)	$34,188

Basic income (loss) per common share:
Loss from continuing operations attributable to Exterran stockholders	$(0.44)	$(0.35)	$(0.89)	$(0.25)
Income (loss) from discontinued operations attributable to Exterran stockholders	(0.01)	0.63	(0.04)	0.80

Net income (loss) attributable to Exterran stockholders	$(0.45)	$0.28	$(0.93)	$0.55

Diluted income (loss) per common share:
Loss from continuing operations attributable to Exterran stockholders	$(0.44)	$(0.35)	$(0.89)	$(0.25)
Income (loss) from discontinued operations attributable to Exterran stockholders	(0.01)	0.63	(0.04)	0.80

Net income (loss) attributable to Exterran stockholders	$(0.45)	$0.28	$(0.93)	$0.55

Weighted average common and equivalent shares outstanding:
Basic	62,669	62,044	62,529	61,925

Diluted	62,669	62,044	62,529	61,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$(30,224)	$16,653	$(60,688)	$33,386
Other comprehensive income (loss), net of tax:
Change in fair value of derivative financial instruments	(3,714)	(2,108)	(20)	(2,975)
Adjustments from sale of Partnership units	142	—	1,184	—
Amortization of payments to terminate interest rate swaps	4,873	—	9,722	—
Foreign currency translation adjustment	2,570	(10,509)	16,186	(15,917)

Total other comprehensive income (loss)	3,871	(12,617)	27,072	(18,892)

Comprehensive income (loss)	(26,353)	4,036	(33,616)	14,494
Less: Comprehensive loss attributable to the noncontrolling interest	3,778	501	4,231	489

Comprehensive income (loss) attributable to Exterran	$(22,575)	$4,537	$(29,385)	$14,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Exterran Holdings, Inc. Stockholders
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Treasury	Accumulated	Noncontrolling
	Stock	Capital	Income (loss)	Stock	Deficit	Interest	Total
Balance at December 31, 2009	$682	$3,434,618	$(27,879)	$(201,935)	$(1,565,489)	$176,862	$1,816,859
Treasury stock purchased				(1,971)			(1,971)
Options exercised	1	655					656
Shares issued in employee stock purchase plan	1	1,223					1,224
Stock-based compensation expense, net of forfeitures	6	11,622				86	11,714
Income tax expense from stock-based compensation expense		(1,138)					(1,138)
Cash distribution to noncontrolling unitholders of the Partnership						(7,753)	(7,753)
Other						92	92
Comprehensive income (loss):
Net income (loss)					34,188	(802)	33,386
Derivatives change in fair value, net of tax			(3,288)			313	(2,975)
Foreign currency translation adjustment			(15,917)				(15,917)

Balance at June 30, 2010	$690	$3,446,980	$(47,084)	$(203,906)	$(1,531,301)	$168,798	$1,834,177

Balance at December 31, 2010	$691	$3,500,292	$(20,225)	$(203,996)	$(1,667,314)	$192,976	$1,802,424
Treasury stock purchased				(2,415)			(2,415)
Options exercised		487					487
Shares issued in employee stock purchase plan		940					940
Stock-based compensation, net of forfeitures	8	10,318				133	10,459
Income tax expense from stock-based compensation expense		(221)					(221)
Net proceeds from sale of Partnership units, net of tax		123,681	1,184			92,190	217,055
Cash distribution to noncontrolling unitholders of the Partnership						(15,841)	(15,841)
Comprehensive income (loss):
Net loss					(58,056)	(2,632)	(60,688)
Derivatives change in fair value, net of tax			1,579			(1,599)	(20)
Amortization of payments to terminate interest rate swaps, net of tax			9,722				9,722
Foreign currency translation adjustment			16,186				16,186

Balance at June 30, 2011	$699	$3,635,497	$8,446	$(206,411)	$(1,725,370)	$265,227	$1,978,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(60,688)	$33,386
Adjustments:
Depreciation and amortization	183,154	197,963
Long-lived asset impairment	2,063	2,452
Deferred financing cost amortization	4,393	2,537
(Income) loss from discontinued operations, net of tax	2,707	(49,382)
Amortization of debt discount	8,902	7,947
Provision for doubtful accounts	74	3,169
Gain on sale of property, plant and equipment	(3,140)	(2,566)
Equity in loss of non-consolidated affiliates, net of dividends received	—	348
Interest rate swaps	—	557
Amortization of payments to terminate interest rate swaps	9,722	—
(Gain) loss on remeasurement of intercompany balances	(1,173)	2,774
Stock-based compensation expense	10,326	11,714
Deferred income tax provision	(24,770)	(21,421)
Changes in assets and liabilities:
Accounts receivable and notes	(1,842)	21,310
Inventory	(5,739)	73,097
Costs and estimated earnings versus billings on uncompleted contracts	(46,037)	(33,403)
Prepaid and other current assets	(4,147)	24,043
Accounts payable and other liabilities	(66,704)	1,279
Deferred revenue	(12,207)	(72,932)
Other	(375)	(7,209)

Net cash provided by (used in) continuing operations	(5,481)	195,663
Net cash provided by (used in) discontinued operations	662	(3,880)

Net cash provided by (used in) operating activities	(4,819)	191,783

Cash flows from investing activities:
Capital expenditures	(107,483)	(109,399)
Proceeds from sale of property, plant and equipment	32,545	18,404
Cash invested in non-consolidated affiliates	—	(348)
Net proceeds from the sale of Partnership units	289,908	—
(Increase) decrease in restricted cash	184	(1,523)

Net cash provided by (used in) continuing operations	215,154	(92,866)
Net cash provided by discontinued operations	—	89,509

Net cash provided by (used in) investing activities	215,154	(3,357)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,003,409	385,221
Repayments of long-term debt	(1,205,258)	(572,764)
Payments for debt issue costs	(980)	—
Proceeds from stock options exercised	487	656
Proceeds from stock issued pursuant to our employee stock purchase plan	940	1,224
Purchases of treasury stock	(2,415)	(1,971)
Stock-based compensation excess tax benefit	816	801
Distributions to noncontrolling partners in the Partnership	(15,841)	(7,753)

Net cash used in financing activities	(218,842)	(194,586)

Effect of exchange rate changes on cash and equivalents	(1,012)	(3,736)

Net decrease in cash and cash equivalents	(9,519)	(9,896)
Cash and cash equivalents at beginning of period	44,616	83,745

Cash and cash equivalents at end of period	$35,097	$73,849

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
Fabrication revenue is recognized using the percentage-of-completion method when the applicable criteria are met. We estimate percentage-of-completion for compressor and accessory fabrication on a direct labor hour to total labor hour basis. Production and processing equipment fabrication percentage-of-completion is estimated using the direct labor hour to total labor hour and the cost to total cost basis. The duration of these projects is typically between three and 36 months. Fabrication revenue is recognized using the completed contract method when the applicable criteria of the percentage-of-completion method are not met. Fabrication revenue from a claim is recognized to the extent that costs related to the claim have been incurred, when collection is probable and can be reliably estimated.
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
The table below summarizes income (loss) attributable to Exterran stockholders (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Loss from continuing operations attributable to Exterran stockholders	$(27,457)	$(21,431)	$(55,349)	$(15,194)
Income (loss) from discontinued operations, net of tax	(569)	38,957	(2,707)	49,382

Net income (loss) attributable to Exterran stockholders	$(28,026)	$17,526	$(58,056)	$34,188

There were no potential shares of common stock included in computing the dilutive potential shares of common stock used in diluted net income (loss) per common share for the three and six months ended June 30, 2011 and 2010. The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	2,333	1,376	1,826	1,436
On exercise of options and vesting of restricted stock and restricted stock units	433	757	634	378
On settlement of employee stock purchase plan shares	14	11	12	14
On exercise of warrants	2,808	2,808	2,808	2,808
On conversion of 4.25% convertible senior notes due 2014	15,334	15,334	15,334	15,334
On conversion of 4.75% convertible senior notes due 2014	3,115	3,115	3,115	3,115

Net dilutive potential common shares issuable	24,037	23,401	23,729	23,085

Financial Instruments
Our financial instruments include cash, restricted cash, receivables, payables, interest rate swaps and foreign currency hedges. At June 30, 2011 and December 31, 2010, the estimated fair value of these financial instruments approximated their carrying value as reflected in our consolidated balance sheets. Our financial instruments also include debt. The fair value of our fixed rate debt has been estimated primarily based on quoted market prices. The fair value of our floating rate debt has been estimated based on similar debt transactions that occurred near the valuation dates. A summary of the fair value and carrying value of our debt as of June 30, 2011 and December 31, 2010 is shown in the table below (in thousands):

	As of June 30, 2011		As of December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Fixed rate debt	$784,880	$819,000	$775,810	$808,000
Floating rate debt	919,320	1,013,000	1,121,337	1,101,000

Total debt	$1,704,200	$1,832,000	$1,897,147	$1,909,000

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
In June  2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela and by the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela.
While the law provides that companies whose assets are expropriated in this manner may be compensated in cash or securities, we are unable to predict what, if any, compensation Venezuela will ultimately offer in exchange for any such expropriated assets and, accordingly, we are unable to predict what, if any, compensation we ultimately will receive. We reserve and will continue to reserve the right to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investment treaties and customary international law. In this connection, on June 16, 2009, our Spanish subsidiary delivered to the Venezuelan government and PDVSA an official notice of dispute relating to the seized assets and investments under the Agreement between Spain and Venezuela for the Reciprocal Promotion and Protection of Investments and under Venezuelan law. On March 23, 2010, our Spanish subsidiary filed a request for the institution of an arbitration proceeding against Venezuela with the International Centre for Settlement of Investment Disputes (“ICSID”) related to the seized assets and investments, which was registered by ICSID on April 12, 2010. The arbitration hearing on jurisdiction and the merits is presently scheduled to take place in July 2012.
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
Our loss (recovery) attributable to expropriation for the three and six months ended June 30, 2010 includes a benefit of $40.9 million from payments received from PDVSA and its affiliates for the fixed assets for two projects. These payments relate to the recovery of the loss we recognized on the value of the equipment for these projects in the second quarter of 2009.
The table below summarizes the operating results of the discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$—	$352	$—	$580
Expenses and selling, general and administrative	135	686	591	1,742
Loss (recovery) attributable to expropriation	148	(39,912)	1,461	(40,212)
Other (income) loss, net	(69)	79	(150)	(12,062)
Provision for income taxes	355	542	805	1,730

Income (loss) from discontinued operations, net of tax	$(569)	$38,957	$(2,707)	$49,382

The table below summarizes the balance sheet data for discontinued operations (in thousands):

	June 30,	December 31,
	2011	2010
Cash	$473	$754
Accounts receivable	5	434
Inventory	1,017	1,077
Other current assets	3,264	3,653

Total current assets associated with discontinued operations	4,759	5,918
Property, plant and equipment, net	—	502
Other long-term assets	8,794	8,670

Total assets associated with discontinued operations	$13,553	$15,090

Accounts payable	$676	$801
Accrued liabilities	13,233	13,932
Deferred revenues	1,499	821

Total current liabilities associated with discontinued operations	15,408	15,554
Other long-term liabilities	14,184	13,111

Total liabilities associated with discontinued operations	$29,592	$28,665

3. INVENTORY
Inventory, net of reserves, consisted of the following amounts (in thousands):

	June 30,	December 31,
	2011	2010
Parts and supplies	$233,372	$244,618
Work in progress	128,180	116,371
Finished goods	35,118	35,298

Inventory, net of reserves	$396,670	$396,287

As of June 30, 2011 and December 31, 2010, we had inventory reserves of $17.1 million and $18.3 million, respectively.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Compression equipment, facilities and other fleet assets	$4,233,145	$4,302,483
Land and buildings	173,987	166,273
Transportation and shop equipment	242,526	225,073
Other	147,635	142,770

	4,797,293	4,836,599
Accumulated depreciation	(1,762,139)	(1,743,947)

Property, plant and equipment, net	$3,035,154	$3,092,652

5. INVESTMENTS IN NON-CONSOLIDATED AFFILIATES
Investments in affiliates that are not controlled by Exterran but where we have the ability to exercise significant influence over the operations are accounted for using the equity method. Our equity method investments are primarily comprised of entities that own, operate, service and maintain compression and other related facilities.

Our ownership interest and location of each equity method investee at June 30, 2011 is as follows:

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
Because the assets and operations of our investments in our remaining non-consolidated affiliates have been expropriated, we currently do not expect to have any meaningful equity earnings in non-consolidated affiliates in the future from these investments, excluding any compensation we may receive related to the expropriation.
6. LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Revolving credit facility due August 2012	$34,000	$50,395
Term loan	345,820	615,943
2007 asset-backed securitization facility notes due July 2012	—	6,000
Partnership’s revolving credit facility due November 2015	389,500	299,000
Partnership’s term loan facility due November 2015	150,000	150,000
4.25% convertible senior notes due June 2014 (presented net of the unamortized discount of $64.3 million and $73.2 million, respectively)	290,729	281,827
4.75% convertible senior notes due January 2014	143,750	143,750
7.25% senior notes due December 2018	350,000	350,000
Other, interest at various rates, collateralized by equipment and other assets	401	232

Long-term debt	$1,704,200	$1,897,147

In March 2011, we repaid the $6.0 million outstanding balance under our asset-backed securitization facility (the “2007 ABS Facility”) and terminated that facility. As a result of the termination of the 2007 ABS Facility, we expensed $1.4 million of unamortized deferred financing costs, which is reflected in interest expense in our condensed consolidated statements of operations for the six months ended June 30, 2011.
In June 2009, we issued under a shelf registration statement $355.0 million aggregate principal amount of 4.25% convertible senior notes due June 2014 (the “4.25% Notes”). The 4.25% Notes are convertible upon the occurrence of certain conditions into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. The value of the shares the 4.25% Notes can be converted into did not exceed their principal amount as of June 30, 2011. We may not redeem the 4.25% Notes prior to their maturity date.
GAAP requires that the liability and equity components of certain convertible debt instruments that may be settled in cash upon conversion be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. Upon issuance of our 4.25% Notes, $97.9 million was recorded as a debt discount and reflected in equity related to the convertible feature of these notes. The discount on the 4.25% Notes will be amortized using the effective interest method through June 30, 2014. During the three months ended June 30, 2011 and 2010, we recognized $3.7 million and $3.8 million, respectively, of interest expense related to the contractual interest coupon. During each of the six months ended June 30, 2011 and 2010, we recognized $7.5 million of interest expense related to the contractual interest coupon. During the three months ended June 30, 2011 and 2010, we recognized $4.5 million and $4.0 million, respectively, of amortization of the debt discount. During the six months ended June 30, 2011 and 2010, we recognized $8.9 million and $7.9 million, respectively, of amortization of the debt discount. The effective interest rate on the debt component of these notes was 11.67%.
As of June 30, 2011, our senior secured borrowings consisted of our term loan facility and our revolving credit facility. As of June 30, 2011, we had $34.0 million in outstanding borrowings under our revolving credit facility, $241.1 million in letters of credit outstanding under our revolving credit facility and $345.8 million in outstanding borrowings under our term loan facility. At June 30, 2011, we had undrawn capacity of $574.9 million under our revolving credit facility. Our senior secured credit agreement limits our Total Debt to EBITDA ratio to not greater than 5.0 to 1.0. Due to this limitation, $205.3 million of the $574.9 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of June 30, 2011.
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
As of June 30, 2011, the Partnership had $160.5 million of undrawn capacity under its revolving credit facility.
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
Interest Rate Risk
At June 30, 2011, we were a party to interest rate swaps pursuant to which we pay fixed payments and receive floating payments on a notional value of $815.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $565.0 million expiring on or before August 2012 and the remaining interest rate swaps expiring through November 2015. As of June 30, 2011, the weighted average effective fixed interest rate on our interest rate swaps was 3.4%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded no ineffectiveness in the three and six months ended June 30, 2011. We recorded approximately $0.1 million and $0.2 million of interest expense for the three and six months ended June 30, 2010, respectively, due to the ineffectiveness related to these swaps. We estimate that approximately $23.4 million of deferred pre-tax losses attributable to existing interest rate swaps and included in our accumulated other comprehensive loss at June 30, 2011, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.
In the fourth quarter of 2010, we paid $43.0 million to terminate interest rate swap agreements with a total notional value of $585.0 million and a weighted average effective fixed interest rate of 4.6%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive income (loss) will be amortized into interest expense over the original term of the swaps. We estimate that $18.4 million of deferred pre-tax losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.

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
Foreign currency swaps or forward contracts that meet the hedging requirements or that qualify for hedge accounting treatment are accounted for as cash flow hedges and changes in the fair value are recognized as a component of comprehensive income (loss) to the extent the hedge is effective. The amounts recognized as a component of other comprehensive income (loss) will be reclassified into earnings (loss) in the periods in which the underlying foreign currency exchange transaction is recognized and are included under the same category as the income or loss from the underlying assets, liabilities, or anticipated transactions in our consolidated statements of operations. For foreign currency swaps and forward contracts that do not qualify for hedge accounting treatment, changes in fair value and gains and losses on settlement are included under the same category as the income or loss from the underlying assets, liabilities or anticipated transactions in our consolidated statements of operations.
The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	June 30, 2011
		Fair Value
	Balance Sheet Location	Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangibles and other assets	$1,963
Interest rate hedges	Accrued liabilities	(23,386)
Interest rate hedges	Other long-term liabilities	(2,269)

Total derivatives		$(23,692)

	December 31, 2010
		Fair Value
	Balance Sheet Location	Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangibles and other assets	$5,769
Interest rate hedges	Accrued liabilities	(24,432)
Interest rate hedges	Other long-term liabilities	(10,362)
Foreign currency hedge	Accrued liabilities	(462)

Total derivatives		$(29,487)

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
			Gain (Loss)			Gain (Loss)
		Location of Gain	Reclassified		Location of Gain	Reclassified
		(Loss)	from	Gain (Loss)	(Loss)	from
	Gain (Loss)	Reclassified from	Accumulated	Recognized in	Reclassified from	Accumulated
	Recognized in	Accumulated	Other	Other	Accumulated	Other
	Other	Other Comprehensive	Comprehensive	Comprehensive	Other Comprehensive	Comprehensive
	Comprehensive	Income	Income (Loss)	Income (Loss)	Income	Income (Loss)
	Income (Loss) on	(Loss) into Income	into Income	on	(Loss) into Income	into Income
	Derivatives	(Loss)	(Loss)	Derivatives	(Loss)	(Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(10,205)	Interest expense	$(11,364)	$ (13,983)	Interest expense	$(24,095)
Foreign currency hedge	—	Fabrication revenue	—	—	Fabrication revenue	410

Total	$(10,205)		$(11,364)	$ (13,983)		$(23,685)

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
			Gain (Loss)			Gain (Loss)
		Location of Gain	Reclassified		Location of Gain	Reclassified
		(Loss)	from	`	(Loss)	from
	Gain (Loss)	Reclassified from	Accumulated	Gain (Loss)	Reclassified from	Accumulated
	Recognized in	Accumulated	Other	Recognized in	Accumulated	Other
	Other	Other Comprehensive	Comprehensive	Other	Other Comprehensive	Comprehensive
	Comprehensive	Income	Income (Loss)	Comprehensive	Income	Income (Loss)
	Income (Loss) on	(Loss) into Income	into Income	Income (Loss) on	(Loss) into Income	into Income
	Derivatives	(Loss)	(Loss)	Derivatives	(Loss)	(Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(13,883)	Interest expense	$(14,147)	$ (29,062)	Interest expense	$(28,459)
Foreign currency hedge	(7,848)	Fabrication revenue	(5,476)	(7,848)	Fabrication revenue	(5,476)

Total	$(21,731)		$(19,623)	$ (36,910)		$(33,935)

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
•	Level 1 - Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement.

•	Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or prices vary substantially over time or among brokered market makers.

•	Level 3 - Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect our own assumptions regarding how market participants would price the asset or liability based on the best available information.
The following table summarizes the valuation of our interest rate swaps and impaired assets as of and for the six months ended June 30, 2011, with pricing levels as of the date of valuation (in thousands):

		Quoted
		Market
		Prices in	Significant	Significant
		Active	Other	Unobservable
		Markets	Observable	Inputs
	Total	(Level 1)	Inputs (Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(23,692)	$—	$(23,692)	$—
Impaired long-lived assets	416	—	—	416

The following table summarizes the valuation of our interest rate swaps, foreign currency derivatives and impaired assets as of and for the six months ended June 30, 2010, with pricing levels as of the date of valuation (in thousands):

		Quoted
		Market
		Prices in	Significant	Significant
		Active	Other	Unobservable
		Markets	Observable	Inputs
	Total	(Level 1)	Inputs (Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(84,765)	$—	$(84,765)	$—
Foreign currency derivatives asset (liability)	(7,848)	—	(7,848)	—
Impaired long-lived assets	418	—	—	418
On a quarterly basis, our interest rate swaps and foreign currency derivatives are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value. Our estimate of the fair value of the impaired long-lived assets was based on the estimated component value of the equipment that we plan to use.
9. LONG-LIVED ASSET IMPAIRMENT
During the six months ended June 30, 2011 and 2010, we reviewed the idle compression assets used in our contract operations segments for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the assets. The net book value of these assets exceeded the fair value by $2.1 million and $2.5 million, respectively, for the six months ended June 30, 2011 and 2010 and was recorded as a long-lived asset impairment.
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
The weighted average fair value at date of grant for options granted during the six months ended June 30, 2011 was $8.36, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Six Months
Ended
June 30, 2011
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

The following table presents stock option activity for the six months ended June 30, 2011 (in thousands, except per share data and remaining life in years):

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life	Value
Options outstanding, December 31, 2010	3,124	$31.20
Granted	375	22.84
Exercised	(33)	16.16
Cancelled	(211)	32.72

Options outstanding, June 30, 2011	3,255	$30.29	4.4	$3,087

Options exercisable, June 30, 2011	2,214	$34.44	3.7	$2,285

Intrinsic value is the difference between the market value of our stock and the exercise price of each option multiplied by the number of options outstanding for those options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the six months ended June 30, 2011 was $0.2 million. As of June 30, 2011, $6.7 million of unrecognized compensation cost related to unvested stock options is expected to be recognized over the weighted-average period of 1.8 years.
Restricted Stock and Restricted Stock Units
For grants of restricted stock and restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the date of grant. Our restricted stock and restricted stock unit grants generally vest 33 1/3% on each of the first three anniversaries of the grant date.
The following table presents restricted stock and restricted stock unit activity for the six months ended June 30, 2011 (in thousands, except per share data):

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Non-vested restricted stock and restricted stock units, December 31, 2010	1,421	$23.20
Granted	871	22.79
Vested	(563)	26.38
Cancelled	(70)	21.78

Non-vested restricted stock and restricted stock units, June 30, 2011	1,659	$21.97

As of June 30, 2011, $30.0 million of unrecognized compensation cost related to unvested restricted stock and restricted stock units is expected to be recognized over the weighted-average period of 2.2 years.
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

Employee Stock Purchase Plan
In August 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. In May 2011, our stockholders approved an amendment to the ESPP that increased the aggregate number of shares of common stock available for purchase under the ESPP to 1,000,000. At June 30, 2011, 569,593 shares remained available for purchase under the ESPP. Our ESPP is compensatory and, as a result, we record an expense on our consolidated statements of operations related to the ESPP. Since July 2009, the purchase discount under the ESPP has been 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.
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
Partnership Phantom Units
The following table presents phantom unit activity for the six months ended June 30, 2011:

		Weighted
		Average
		Grant-Date
	Phantom	Fair Value
	Units	per Unit
Phantom units outstanding, December 31, 2010	98,537	$19.23
Granted	20,851	28.50
Vested	(43,764)	18.90

Phantom units outstanding, June 30, 2011	75,624	$21.98

As of June 30, 2011, $1.3 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 1.8 years.

11. COMMITMENTS AND CONTINGENCIES
We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	June 30, 2011
Performance guarantees through letters of credit(1)	2011-2013	$244,624
Standby letters of credit	2011-2014	16,423
Commercial letters of credit	2011-2012	4,284
Bid bonds and performance bonds(1)	2011-2018	162,520

Maximum potential undiscounted payments		$427,851

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.
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
In May 2011, the FASB issued an update to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This update changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This update is effective for interim and annual periods beginning on or after December 15, 2011. We do not believe the adoption of this update will have a material impact on our consolidated financial statements.
In June 2011, the FASB issued an update on the presentation of other comprehensive income. Under this update, entities will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This update is effective for interim and annual periods beginning on or after December 15, 2011. We do not believe the adoption of this update will have a material impact on our consolidated financial statements.
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
The following table presents sales and other financial information by industry segment for the three and six months ended June 30, 2011 and 2010 (in thousands):

	North
	America	International			Reportable
	Contract	Contract	Aftermarket		Segments
Three months ended	Operations	Operations	Services	Fabrication	Total
June 30, 2011:
Revenue from external customers	$150,755	$110,944	$94,142	$301,731	$657,572
Gross margin(1)	75,246	61,178	7,609	32,379	176,412
June 30, 2010:
Revenue from external customers	$152,048	$131,087	$83,363	$277,324	$643,822
Gross margin(1)	77,237	88,214	13,073	30,926	209,450

	North
	America	International			Reportable
	Contract	Contract	Aftermarket		Segments
Six months ended	Operations	Operations	Services	Fabrication	Total
June 30, 2011:
Revenue from external customers	$301,809	$216,625	$175,840	$581,777	$1,276,051
Gross margin(1)	145,791	125,893	16,769	73,134	361,587
June 30, 2010:
Revenue from external customers	$304,675	$240,827	$153,686	$520,942	$1,220,130
Gross margin(1)	158,489	157,099	26,784	77,671	420,043

(1)	Gross margin, a non-GAAP financial measure, is reconciled to net income (loss) below.
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
The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$(30,224)	$16,653	$(60,688)	$33,386
Selling, general and administrative	92,192	94,166	183,473	178,217
Depreciation and amortization	92,676	106,188	183,154	197,963
Long-lived asset impairment	2,063	745	2,063	2,452
Interest expense	34,586	32,608	71,756	65,542
Equity in loss of non-consolidated affiliates	—	348	—	348
Other (income) expense, net	(2,951)	(2,485)	(3,365)	(4,668)
Provision for (benefit from) income taxes	(12,499)	184	(17,513)	(3,815)
(Income) loss from discontinued operations, net of tax	569	(38,957)	2,707	(49,382)

Gross margin	$176,412	$209,450	$361,587	$420,043

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
15. TRANSACTIONS RELATED TO THE PARTNERSHIP
In June 2011, we sold to the Partnership contract operations customer service agreements with 34 customers and a fleet of 407 compressor units used to provide compression services under those agreements, comprising approximately 289,000 horsepower, or 8% (by then available horsepower) of the combined U.S. contract operations business of the Partnership and us (the “June 2011 Contract Operations Acquisition”). In addition, the assets sold included 207 compressor units, comprising approximately 98,000 horsepower, that we previously leased to the Partnership, and a natural gas processing plant with a capacity of 8 million cubic feet per day used to provide processing services pursuant to a long-term services agreement. Total consideration for the transaction was approximately $223.0 million, excluding transaction costs. In connection with this acquisition, the Partnership assumed $159.4 million of our debt, paid us $62.2 million in cash and issued to Exterran General Partner, L.P. (“GP”), our wholly-owned subsidiary and the Partnership’s general partner, approximately 51,000 general partner units. In connection with this transaction, we entered into an amendment and restatement of our omnibus agreement with the Partnership that, among other things, extended the term of the caps on the Partnership’s obligation to reimburse us for selling, general and administrative costs and operating costs we allocate to the Partnership based on such costs we incur on the Partnership’s behalf for an additional year such that the caps will now terminate on December 31, 2012.
In May 2011, the Partnership sold, pursuant to a public underwritten offering, 5,134,175 common units representing limited partner interests in the Partnership, including 134,175 common units to cover over-allotments. The Partnership used the $127.7 million of net proceeds from this offering (i) to repay approximately $64.8 million of borrowings outstanding under its revolving credit facility and (ii) for general partnership purposes, including to fund a portion of the consideration for the June 2011 Contract Operations Acquisition. In connection with this sale and as permitted under the Partnership’s partnership agreement, the Partnership issued and sold to GP approximately 53,000 general partner units in consideration of the continuation of GP’s approximate 2.0% general partner interest in the Partnership.
In March 2011, we sold, pursuant to a public underwritten offering, 5,914,466 common units representing limited partner interests in the Partnership, including 664,466 common units to cover over-allotments. The $162.2 million of net proceeds received from the sale of the common units was used to repay borrowings under our revolving credit facility and term loan. The change in our ownership interest of the Partnership from the sale of the common units resulted in adjustments to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.
In August 2010, we sold to the Partnership contract operations customer service agreements with 43 customers and a fleet of approximately 580 compressor units used to provide compression services under those agreements, comprising approximately 255,000 horsepower, or approximately 6% (by then available horsepower) of the combined U.S. contract operations business of the Partnership and us (the “August 2010 Contract Operations Acquisition”). Total consideration for the transaction was approximately $214 million, excluding transaction costs. In connection with this acquisition, the Partnership issued to our wholly-owned subsidiaries approximately 8.2 million common units and approximately 167,000 general partner units.
Through our wholly-owned subsidiaries, we own all of the subordinated units of the Partnership. As of each of June 30, 2010 and June 30, 2011, the Partnership met the requirements under its partnership agreement for early conversion of 25% of these subordinated units into common units. Accordingly, in August 2010, 1,581,250 subordinated units converted into common units and we expect an additional 1,581,250 subordinated units to convert into common units in August 2011.
The table below presents the effects of changes from net income (loss) attributable to Exterran stockholders and changes in our equity interest of the Partnership on our equity attributable to Exterran’s stockholders (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Net income (loss) attributable to Exterran stockholders	$(58,056)	$34,188
Increase in Exterran stockholders’ additional paid in capital for sale of Partnership units	123,681	—

Change from net income (loss) attributable to Exterran stockholders and transfers to the noncontrolling interest	$65,625	$34,188

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

Condensed Consolidating Balance Sheet
June 30, 2011

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
	(in thousands)
ASSETS

Current assets	$135	$—	$598,984	$556,918	$(564)	$1,155,473
Current assets associated with discontinued operations	—	—	—	4,759	—	4,759

Total current assets	135	—	598,984	561,677	(564)	1,160,232

Property, plant and equipment, net	—	—	1,485,956	1,549,198	—	3,035,154
Goodwill	—	—	146,876	50,599	—	197,475
Investments in affiliates	2,117,199	2,077,439	1,764,805	—	(5,959,443)	—
Intangible and other assets, net	14,306	39,760	156,125	93,930	(38,788)	265,333
Intercompany receivables	891,502	1,014,774	149,027	701,090	(2,756,393)	—
Long-term assets associated with discontinued operations	—	—	—	8,794	—	8,794

Total long-term assets	3,023,007	3,131,973	3,702,789	2,403,611	(8,754,624)	3,506,756

Total assets	$3,023,142	$3,131,973	$4,301,773	$2,965,288	$(8,755,188)	$4,666,988

LIABILITIES AND EQUITY

Current liabilities	$19,897	$3,147	$334,493	$312,926	$(12,164)	$658,299
Current liabilities associated with discontinued operations	—	—	—	15,408	—	15,408

Total current liabilities	19,897	3,147	334,493	328,334	(12,164)	673,707

Long-term debt	1,020,548	143,750	—	539,902	—	1,704,200
Intercompany payables	—	867,877	1,715,864	172,652	(2,756,393)	—
Other long-term liabilities	4,609	—	173,977	145,411	(27,188)	296,809
Long-term liabilities associated with discontinued operations	—	—	—	14,184	—	14,184

Total liabilities	1,045,054	1,014,774	2,224,334	1,200,483	(2,795,745)	2,688,900

Total equity	1,978,088	2,117,199	2,077,439	1,764,805	(5,959,443)	1,978,088

Total liabilities and equity	$3,023,142	$3,131,973	$4,301,773	$2,965,288	$(8,755,188)	$4,666,988

Condensed Consolidating Balance Sheet
December 31, 2010

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
	(in thousands)
ASSETS

Current assets	$160	$—	$565,089	$589,429	$8	$1,154,686
Current assets associated with discontinued operations	—	—	—	5,918	—	5,918

Total current assets	160	—	565,089	595,347	8	1,160,604

Property, plant and equipment, net	—	—	1,704,570	1,388,082	—	3,092,652
Goodwill	—	—	146,876	49,804	—	196,680
Investments in affiliates	1,998,617	1,991,520	1,825,646	—	(5,815,783)	—
Intangible and other assets, net	17,343	38,018	177,946	144,920	(95,799)	282,428
Intercompany receivables	1,118,404	1,212,598	149,433	891,177	(3,371,612)	—
Long-term assets associated with discontinued operations	—	—	—	9,172	—	9,172

Total long-term assets	3,134,364	3,242,136	4,004,471	2,483,155	(9,283,194)	3,580,932

Total assets	$3,134,524	$3,242,136	$4,569,560	$3,078,502	$(9,283,186)	$4,741,536

LIABILITIES AND EQUITY

Current liabilities	$21,320	$5,721	$343,665	$431,528	$(59,585)	$742,649
Current liabilities associated with discontinued operations	—	—	—	15,554	—	15,554

Total current liabilities	21,320	5,721	343,665	447,082	(59,585)	758,203

Long-term debt	1,298,165	143,750	—	455,232	—	1,897,147
Intercompany payables	—	1,094,048	2,098,626	178,937	(3,371,611)	—
Other long-term liabilities	12,615	—	135,749	158,494	(36,207)	270,651
Long-term liabilities associated with discontinued operations	—	—	—	13,111	—	13,111

Total liabilities	1,332,100	1,243,519	2,578,040	1,252,856	(3,467,403)	2,939,112

Total equity	1,802,424	1,998,617	1,991,520	1,825,646	(5,815,783)	1,802,424

Total liabilities and equity	$3,134,524	$3,242,136	$4,569,560	$3,078,502	$(9,283,186)	$4,741,536

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2011

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
	(in thousands)
Revenues	$—	$—	$348,545	$430,964	$(121,937)	$657,572

Costs of sales (excluding depreciation and amortization expense)	—	—	275,569	327,528	(121,937)	481,160
Selling, general and administrative	70	137	43,019	48,966	—	92,192
Depreciation and amortization	—	—	40,389	52,287	—	92,676
Long-lived asset impairment	—	—	1,743	320	—	2,063
Interest (income) expense	22,826	1,707	13	10,040	—	34,586
Other (income) expense:
Intercompany charges, net	(14,580)	(1,707)	16,287	—	—	—
Equity in loss of affiliates	22,612	22,470	2,041	—	(47,123)	—
Other, net	10	—	(2,450)	(511)	—	(2,951)

Income (loss) before income taxes	(30,938)	(22,607)	(28,066)	(7,666)	47,123	(42,154)
Provision for (benefit from) income taxes	(2,912)	5	(5,596)	(3,996)	—	(12,499)

Loss from continuing operations	(28,026)	(22,612)	(22,470)	(3,670)	47,123	(29,655)
Loss from discontinued operations, net of tax	—	—	—	(569)	—	(569)

Net loss	(28,026)	(22,612)	(22,470)	(4,239)	47,123	(30,224)
Less: Net loss attributable to the noncontrolling interest	—	—	—	2,198	—	2,198

Net loss attributable to Exterran stockholders	$(28,026)	$(22,612)	$(22,470)	$(2,041)	$47,123	$(28,026)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2010

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
	(in thousands)
Revenues	$—	$—	$270,388	$442,563	$(69,129)	$643,822

Costs of sales (excluding depreciation and amortization expense)	—	—	213,732	289,769	(69,129)	434,372
Selling, general and administrative	64	76	34,091	59,935	—	94,166
Depreciation and amortization	—	—	33,407	72,781	—	106,188
Long-lived asset impairment	—	—	745	—	—	745
Interest (income) expense	17,468	1,707	(11,370)	24,803	—	32,608
Other (income) expense:
Intercompany charges, net	(3,727)	(1,114)	4,841	—	—	—
Equity in (income) loss of affiliates	(26,508)	(26,943)	(28,808)	348	82,259	348
Other, net	10	—	(166)	(2,329)	—	(2,485)

Income (loss) before income taxes	12,693	26,274	23,916	(2,744)	(82,259)	(22,120)
Provision for (benefit) from income taxes	(4,833)	(234)	(3,027)	8,278	—	184

Income (loss) from continuing operations	17,526	26,508	26,943	(11,022)	(82,259)	(22,304)
Income from discontinued operations, net of tax	—	—	—	38,957	—	38,957

Net income	17,526	26,508	26,943	27,935	(82,259)	16,653
Less: Net loss attributable to the noncontrolling interest	—	—	—	873	—	873

Net income attributable to Exterran stockholders	$17,526	$26,508	$26,943	$28,808	$(82,259)	$17,526

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2011

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
	(in thousands)
Revenues	$—	$—	$649,621	$827,367	$(200,937)	$1,276,051

Costs of sales (excluding depreciation and amortization expense)	—	—	510,153	605,248	(200,937)	914,464
Selling, general and administrative	118	279	88,357	94,719	—	183,473
Depreciation and amortization	—	—	80,030	103,124	—	183,154
Long-lived asset impairment	—	—	1,743	320	—	2,063
Interest (income) expense	46,488	3,414	(542)	22,396	—	71,756
Other (income) expense:
Intercompany charges, net	(29,355)	(3,151)	32,506	—	—	—
Equity in loss of affiliates	46,911	46,559	7,097	—	(100,567)	—
Other, net	20	—	(5,428)	2,043	—	(3,365)

Loss before income taxes	(64,182)	(47,101)	(64,295)	(483)	100,567	(75,494)
Provision for (benefit from) income taxes	(6,126)	(190)	(17,736)	6,539	—	(17,513)

Loss from continuing operations	(58,056)	(46,911)	(46,559)	(7,022)	100,567	(57,981)
Loss from discontinued operations, net of tax	—	—	—	(2,707)	—	(2,707)

Net loss	(58,056)	(46,911)	(46,559)	(9,729)	100,567	(60,688)
Less: Net loss attributable to the noncontrolling interest	—	—	—	2,632	—	2,632

Net loss attributable to Exterran stockholders	$(58,056)	$(46,911)	$(46,559)	$(7,097)	$100,567	$(58,056)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2010

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
	(in thousands)
Revenues	$—	$—	$499,723	$838,568	$(118,161)	$1,220,130

Costs of sales (excluding depreciation and amortization expense)	—	—	389,472	528,776	(118,161)	800,087
Selling, general and administrative	110	155	64,755	113,197	—	178,217
Depreciation and amortization	—	—	63,092	134,871	—	197,963
Long-lived asset impairment	—	—	2,221	231	—	2,452
Interest (income) expense	34,069	3,414	(16,866)	44,925	—	65,542
Other (income) expense:
Intercompany charges, net	(7,165)	(2,290)	9,455	—	—	—
Equity in (income) loss of affiliates	(51,767)	(52,598)	(54,255)	348	158,620	348
Other, net	20	—	(9,926)	5,238	—	(4,668)

Income (loss) before income taxes	24,733	51,319	51,775	10,982	(158,620)	(19,811)
Provision for (benefit from) income taxes	(9,455)	(448)	(823)	6,911	—	(3,815)

Income (loss) from continuing operations	34,188	51,767	52,598	4,071	(158,620)	(15,996)
Income from discontinued operations, net of tax	—	—	—	49,382	—	49,382

Net income	34,188	51,767	52,598	53,453	(158,620)	33,386
Less: Net loss attributable to the noncontrolling interest	—	—	—	802	—	802

Net income attributable to Exterran stockholders	$34,188	$51,767	$52,598	$54,255	$(158,620)	$34,188

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2011

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$658,431	$932	$114,510	$(779,354)	$—	$(5,481)
Net cash provided by discontinued operations	—	—	—	662	—	662

Net cash provided by (used in) operating activities	658,431	932	114,510	(778,692)	—	(4,819)

Cash flows from investing activities:
Capital expenditures	—	—	(56,592)	(50,891)	—	(107,483)
Proceeds from sale of property, plant and equipment	—	—	6,105	26,440	—	32,545
Decrease in restricted cash	—	—	—	184	—	184
Net proceeds from the sale of Partnership units	—	—	92,189	197,719	—	289,908
Investment in consolidated subsidiaries	(211,359)	(53,744)	—	—	265,103	—

Net cash provided by (used in) investing activities	(211,359)	(53,744)	41,702	173,452	265,103	215,154

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	528,740	—	—	474,669	—	1,003,409
Repayments of long-term debt	(815,258)	—	—	(390,000)	—	(1,205,258)
Payments for debt issue costs	—	—	—	(980)	—	(980)
Proceeds from stock options exercised	487	—	—	—	—	487
Proceeds from stock issued pursuant to our employee stock purchase plan	940	—	—	—	—	940
Purchases of treasury stock	(2,415)	—	—	—	—	(2,415)
Stock-based compensation excess tax benefit	816	—	—	—	—	816
Distributions to noncontrolling partners in the Partnership	—	—	(15,841)	—	—	(15,841)
Capital contribution (distribution), net	—	211,359	53,744	—	(265,103)	—
Borrowings (repayments) between subsidiaries, net	(160,407)	(158,547)	(192,675)	511,629	—	—

Net cash provided by (used in) financing activities	(447,097)	52,812	(154,772)	595,318	(265,103)	(218,842)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,012)	—	(1,012)

Net increase (decrease) in cash and cash equivalents	(25)	—	1,440	(10,934)	—	(9,519)
Cash and cash equivalents at beginning of year	160	—	1,949	42,507	—	44,616

Cash and cash equivalents at end of year	$135	$—	$3,389	$31,573	$—	$35,097

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$154,182	$(103)	$(89,738)	$131,322	$—	$195,663
Net cash used in discontinued operations	—	—	—	(3,880)	—	(3,880)

Net cash provided by (used in) operating activities	154,182	(103)	(89,738)	127,442	—	191,783

Cash flows from investing activities:
Capital expenditures	—	—	(28,734)	(80,665)	—	(109,399)
Proceeds from sale of property, plant and equipment	—	—	9,257	9,147	—	18,404
Increase in restricted cash	—	—	—	(1,523)	—	(1,523)
Cash invested in non-consolidated affiliates	—	—	—	(348)	—	(348)
Investment in consolidated subsidiaries	(184,813)	(154,710)	—	—	339,523	—

Net cash used in continuing operations	(184,813)	(154,710)	(19,477)	(73,389)	339,523	(92,866)
Net cash provided by discontinued operations	—	—	—	89,509	—	89,509

Net cash provided by (used in) investing activities	(184,813)	(154,710)	(19,477)	16,120	339,523	(3,357)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	378,221	—	—	7,000	—	385,221
Repayments of long-term debt	(418,745)	—	—	(154,019)	—	(572,764)
Proceeds from stock options exercised	656	—	—	—	—	656
Proceeds from stock issued pursuant to our employee stock purchase plan	1,224	—	—	—	—	1,224
Purchases of treasury stock	(1,971)	—	—	—	—	(1,971)
Stock-based compensation excess tax benefit	801	—	—	—	—	801
Distributions to noncontrolling partners in the Partnership	—	—	(7,753)	—	—	(7,753)
Capital contribution (distribution), net	—	184,813	154,710	—	(339,523)	—
Borrowings (repayments) between subsidiaries, net	70,524	(30,000)	(40,562)	38	—	—

Net cash provided by (used in) financing activities	30,710	154,813	106,395	(146,981)	(339,523)	(194,586)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(3,736)	—	(3,736)

Net increase (decrease) in cash and cash equivalents	79	—	(2,820)	(7,155)	—	(9,896)
Cash and cash equivalents at beginning of year	49	—	4,932	78,764	—	83,745

Cash and cash equivalents at end of year	$128	$—	$2,112	$71,609	$—	$73,849

17. SUBSEQUENT EVENT
In July 2011, we entered into a credit agreement providing for a new five-year, $1.1 billion senior secured revolving credit facility (the “ 2011 Credit Facility”), which matures in July 2016. The 2011 Credit Facility replaces our former senior secured credit facility, which consisted of an $850 million revolving credit facility due August 2012 and an $800 million term loan facility due June 2013. We incurred approximately $7.8 million in transaction costs related to the 2011 Credit Facility. These costs will be included in Intangible and other assets, net and amortized over the facility term. As a result of the termination of our former senior secured credit facility, we expect to expense approximately $1.6 million of deferred financing costs associated with our former senior secured credit facility in the third quarter of 2011.
Concurrently with the execution of the new credit agreement, we borrowed $387.3 million under the 2011 Credit Facility and used the proceeds to (i) repay the entire amount outstanding under our previously existing senior secured credit facility and terminate that facility and (ii) pay customary fees and other expenses relating to the 2011 Credit Facility. The 2011 Credit Facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the 2011 Credit Facility), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.50% to 2.50% and (ii) in the case of base rate loans, from 0.50% to 1.50%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%.
Our Significant Domestic Subsidiaries (as defined in the credit agreement) guarantee the debt under the 2011 Credit Facility. Borrowings under the 2011 Credit Facility are secured by substantially all of the personal property assets and certain real property assets of us and our Significant Domestic Subsidiaries, including all of the equity interests of our U.S. subsidiaries (other than certain excluded subsidiaries) and 65% of the equity interests in certain of our first-tier foreign subsidiaries. The Partnership does not guarantee the debt under the 2011 Credit Facility, its assets are not collateral under the 2011 Credit Facility and the general partner units in the Partnership are not pledged under the 2011 Credit Facility. Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the 2011 Credit Facility may be increased by up to an additional $300 million.
The 2011 Credit Facility contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We are also subject to financial covenants, including a ratio of Adjusted EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 4.0 to 1.0.

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
Exterran Partners, L.P.
We have an equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of June 30, 2011, public unitholders held a 65% ownership interest in the Partnership and we owned the remaining equity interest, including the general partner interest and all incentive distribution rights. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional interests in the Partnership. As of June 30, 2011, the Partnership had a fleet of 4,525 compressor units comprising approximately 1,905,000 horsepower, or 53% (by then available horsepower) of our and the Partnership’s combined total U.S. horsepower.
In June 2011, we sold to the Partnership contract operations customer service agreements with 34 customers and a fleet of 407 compressor units used to provide compression services under those agreements, comprising approximately 289,000 horsepower, or

8% (by then available horsepower) of the combined U.S. contract operations business of the Partnership and us (the “June 2011 Contract Operations Acquisition”). In addition, the assets sold included 207 compressor units, comprising approximately 98,000 horsepower, that we previously leased to the Partnership, and a natural gas processing plant with a capacity of 8 million cubic feet per day used to provide processing services pursuant to a long-term services agreement. Total consideration for the transaction was approximately $223.0 million, excluding transaction costs. In connection with this acquisition, the Partnership assumed $159.4 million of our debt, paid us $62.2 million in cash and issued to our wholly-owned subsidiary approximately 51,000 general partner units. In connection with this transaction, we entered into an amendment and restatement of our omnibus agreement with the Partnership that, among other things, extended the term of the caps on the Partnership’s obligation to reimburse us for selling, general and administrative costs and operating costs we allocate to the Partnership based on such costs we incur on the Partnership’s behalf for an additional year such that the caps will now terminate on December 31, 2012.
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
Natural Gas Consumption and Production. Natural gas consumption in the U.S. for the twelve months ended April 30, 2011 increased by approximately 5% over the twelve months ended April 30, 2010, is expected to increase by 2.0% in 2011 and is expected to increase by an average of 0.3% per year thereafter until 2035, according to the Energy Information Administration (“EIA”). Natural gas consumption worldwide is projected to increase by 1.3% per year until 2035, according to the EIA.
Natural gas marketed production in the U.S. for the twelve months ended April 30, 2011 increased by approximately 6% over the twelve months ended April 30, 2010. In 2009, the U.S. accounted for an estimated annual production of approximately 22 trillion cubic feet of natural gas, or 19% of the worldwide total of approximately 113 trillion cubic feet. The EIA estimates that the U.S.’s natural gas production level will be approximately 23 trillion cubic feet in 2035, or 15% of the projected worldwide total of approximately 155 trillion cubic feet.
Our Performance Trends and Outlook
Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression and oil and natural gas production and processing, our customers’ decisions regarding whether to utilize our products and services rather than utilize products and services from our competitors and their decisions regarding whether to own and operate the equipment themselves. In particular, many of our North America contract operations agreements with customers have short initial terms. We cannot be certain that these contracts will be renewed after the end of the initial contractual term, and any such nonrenewal, or renewal at a reduced rate, could adversely impact our results of operations.
During the last twelve months, we have seen an increase in drilling activity and an increase in order activity and bookings in our fabrication business segment in the North America market. We believe these activity levels in North America will continue in 2011, particularly in shale plays and areas focused on the production of oil and natural gas liquids. We anticipate this activity will result in higher demand for our compression and production and processing equipment, which we believe should result in higher revenues for these products in 2011 compared to 2010. However, we believe this increase would be negatively impacted if there is a significant reduction in oil or natural gas prices. We also believe that (i) the continued uncertainty around natural gas prices and (ii) the current available supply of idle and underutilized compression equipment in the industry, as well as new investment of capital in equipment, combined with (iii) the modest horsepower growth we have experienced in North America could make it challenging for us to significantly improve our North America contract operations horsepower utilization and pricing.
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
In July 2011, we entered into a new senior secured revolving credit facility. We expect our interest rate on borrowings under this new facility will be higher than the interest rate on borrowings under our old facility. For example, based on our debt balances on June 30, 2011, the interest rate applicable under the new facility would have been approximately 1.1% higher on that date than the interest rate under the old facility. Based on current market conditions, we expect that net cash provided by operating activities and availability under our credit facilities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through December 31, 2011; however, to the extent it is not, we may seek additional debt or equity financing.
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
Operating Highlights
The following tables summarize our total available horsepower, total operating horsepower, horsepower utilization percentages and fabrication backlog (horsepower in thousands and dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total Available Horsepower (at period end):
North America	3,688	4,306	3,688	4,306
International	1,196	1,263	1,196	1,263

Total	4,884	5,569	4,884	5,569

Total Operating Horsepower (at period end):
North America	2,834	2,816	2,834	2,816
International	980	1,060	980	1,060

Total	3,814	3,876	3,814	3,876

Average Operating Horsepower:
North America	2,839	2,819	2,839	2,837
International	978	1,041	979	1,034

Total	3,817	3,860	3,818	3,871

Horsepower Utilization (at period end):
North America	77%	65%	77%	65%
International	82%	84%	82%	84%
Total	78%	70%	78%	70%

	June 30, 2011	December 31, 2010	June 30, 2010
Compressor and Accessory Fabrication Backlog	$221.0	$220.2	$222.3
Production and Processing Equipment Fabrication Backlog	487.8	483.3	527.4

Fabrication Backlog	$708.8	$703.5	$749.7

FINANCIAL RESULTS OF OPERATIONS
Summary of Results
Revenue. Revenue for the three months ended June 30, 2011 was $657.6 million compared to $643.8 million for the three months ended June 30, 2010. Revenue for the six months ended June 30, 2011 was $1,276.1 million compared to $1,220.1 million for the six months ended June 30, 2010. The increase in revenue was primarily due to higher fabrication sales in North America in the three and six months ended June 30, 2011.
Net income (loss) attributable to Exterran stockholders and EBITDA, as adjusted. We recorded a consolidated net loss attributable to Exterran stockholders of $28.0 million and consolidated net income attributable to Exterran stockholders of $17.5 million for the three months ended June 30, 2011 and 2010, respectively. We recorded a consolidated net loss attributable to Exterran stockholders of $58.1 million and consolidated net income attributable to Exterran stockholders of $34.2 million for the six months ended June 30,

2011 and 2010, respectively. We recorded EBITDA, as adjusted, of $87.2 million and $117.8 million for the three months ended June 30, 2011 and 2010, respectively. We recorded EBITDA, as adjusted, of $181.5 million and $241.6 million for the six months ended June 30, 2011 and 2010, respectively. Net loss attributable to Exterran stockholders and EBITDA, as adjusted, for the three and six month periods ended June 30, 2011 were negatively impacted by reduced gross margin from operations caused by challenging market conditions. Net income attributable to Exterran stockholders and EBITDA, as adjusted, for the three and six month periods ended June 30, 2010 benefited from $19.2 million of revenue from the early termination of a project in Brazil. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “-Non-GAAP Financial Measures.”
THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010
Summary of Business Segment Results
North America Contract Operations
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2011	2010	(Decrease)
Revenue	$150,755	$152,048	(1)%
Cost of sales (excluding depreciation and amortization expense)	75,509	74,811	1%

Gross margin	$75,246	$77,237	(3)%
Gross margin percentage	50%	51%	(1)%
The decrease in revenue was primarily due to a reduction of revenue in our contract water treatment business in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense), a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP in Note 13 to the Financial Statements. The decrease in gross margin in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to a $1.6 million increase in our provision for obsolete inventory.
International Contract Operations
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2011	2010	(Decrease)
Revenue	$110,944	$131,087	(15)%
Cost of sales (excluding depreciation and amortization expense)	49,766	42,873	16%

Gross margin	$61,178	$88,214	(31)%
Gross margin percentage	55%	67%	(12)%
The decrease in revenue, gross margin and gross margin percentage in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to $19.2 million of revenue from the early termination of a project in Brazil recorded in the second quarter of 2010. Gross margin and gross margin percentage in the three months ended June 30, 2011 were also impacted by higher operating costs in Argentina and Brazil caused primarily by inflation and increased compensation costs.

Aftermarket Services
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2011	2010	(Decrease)
Revenue	$94,142	$83,363	13%
Cost of sales (excluding depreciation and amortization expense)	86,533	70,290	23%

Gross margin	$7,609	$13,073	(42)%
Gross margin percentage	8%	16%	(8)%
The increase in revenue in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to increases in revenue of $5.4 million and $3.7 million in North America and Kazakhstan, respectively. The decrease in overall gross margin percentage in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to lower margins on international projects.
Fabrication
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2011	2010	(Decrease)
Revenue	$301,731	$277,324	9%
Cost of sales (excluding depreciation and amortization expense)	269,352	246,398	9%

Gross margin	$32,379	$30,926	5%
Gross margin percentage	11%	11%	0%
The increase in revenue was primarily due to $76.1 million of higher revenues in North America, partially offset by a $56.7 million reduction of revenue in the Eastern Hemisphere. The increase in gross margin for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to increased revenue.
Costs and Expenses
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2011	2010	(Decrease)
Selling, general and administrative	$92,192	$94,166	(2)%
Depreciation and amortization	92,676	106,188	(13)%
Long-lived asset impairment	2,063	745	177%
Interest expense	34,586	32,608	6%
Equity in loss of non-consolidated affiliates	—	348	(100)%
Other (income) expense, net	(2,951)	(2,485)	19%
The decrease in selling, general and administrative (“SG&A”) expense during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to a $5.3 million reduction in state and local taxes (primarily in North America and Brazil), partially offset by a $3.6 million increase in compensation and benefit costs. SG&A expense was 14% and 15% of revenue for the three month periods ended June 30, 2011 and 2010, respectively.
Depreciation and amortization decreased by $13.5 million due to the impact of the $136.0 million long-lived impairment recorded in the fourth quarter of 2010 and the accelerated depreciation of installation costs of $11.6 million on a project that was terminated early in the second quarter of 2010. During the fourth quarter of 2010, we completed an evaluation of our longer-term strategies and, as a result, determined to retire and sell approximately 1,800 idle compressor units, or approximately 600,000 horsepower, that were previously used to provide services in our North America and international contract operations businesses. The long-lived asset impairment decreased depreciation and amortization expense by approximately $4.8 million in the three months ended June 30, 2011. The decrease in depreciation and amortization for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was partially offset by increased depreciation and amortization on new international contract operations projects.

Long-lived asset impairment in the three months ended June 30, 2011 and 2010 were $2.1 million and $0.7 million, respectively, and resulted from impairments that were recorded on idle compression units.
The increase in interest expense for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily due to the refinancing of portions of our outstanding debt at higher interest rates, including our 7.25% senior notes due December 2018, which we issued in November 2010. The increase in interest expense was partially offset by a lower average debt balance during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.
The change in other (income) expense, net, was primarily due to an increase in foreign currency gain to $2.1 million for the three months ended June 30, 2011 compared to a gain of $1.0 million for the three months ended June 30, 2010. Our foreign currency gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates. The foreign currency gain for the three months ended June 30, 2011 was primarily caused by changes in translation rates between the U.S. dollar and the Brazilian real. This increase was partially offset by a reduction in gains on asset sales which totaled $0.4 million for the three months ended June 30, 2011 compared to $1.3 million for the three months ended June 30, 2010.
Income Taxes
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2011	2010	(Decrease)
Provision for (benefit from) income taxes	$(12,499)	$184	(6,893)%
Effective tax rate	29.7%	(0.8)%	30.5%
The increase in our effective tax rate in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to decreased losses in low-tax or no tax jurisdictions.
Discontinued Operations
(dollars in thousands)

	Three months ended
	June 30,		Increase
	2011	2010	(Decrease)
Income (loss) from discontinued operations, net of tax	$(569)	$38,957	(101)%
Income (loss) from discontinued operations, net of tax for the three months ended June 30, 2010 includes a benefit of $40.9 million of payments received from PDVSA and its affiliates for the fixed assets of two projects. The income (loss) from discontinued operations, net of tax for the three months ended June 30, 2011 and 2010 related to our operations in Venezuela that were expropriated in June 2009 including the costs associated with our pending arbitration proceeding. As discussed in Note 2 to the Financial Statements, on June 2, 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela. As of June 30, 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela.

THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010
Summary of Business Segment Results
North America Contract Operations
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2011	2010	(Decrease)
Revenue	$301,809	$304,675	(1)%
Cost of sales (excluding depreciation and amortization expense)	156,018	146,186	7%

Gross margin	$145,791	$158,489	(8)%
Gross margin percentage	48%	52%	(4)%
The decrease in revenue was primarily due to a reduction of revenue in our contract water treatment business of $2.6 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decrease in gross margin and gross margin percentage in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to an increase in our field operating expenses and a $1.8 million increase in our provision for obsolete inventory.
International Contract Operations
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2011	2010	(Decrease)
Revenue	$216,625	$240,827	(10)%
Cost of sales (excluding depreciation and amortization expense)	90,732	83,728	8%

Gross margin	$125,893	$157,099	(20)%
Gross margin percentage	58%	65%	(7)%
The decrease in revenue, gross margin and gross margin percentage in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to $19.2 million of revenue from the early termination of a project in Brazil recorded in the second quarter of 2010. Gross margin and gross margin percentage in the six months ended June 30, 2011 were also impacted by higher operating costs in Argentina and Brazil caused primarily by inflation and increased compensation costs.
Aftermarket Services
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2011	2010	(Decrease)
Revenue	$175,840	$153,686	14%
Cost of sales (excluding depreciation and amortization expense)	159,071	126,902	25%

Gross margin	$16,769	$26,784	(37)%
Gross margin percentage	10%	17%	(7)%
The increase in revenue in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to a $16.2 million increase in North America revenues. The decrease in overall gross margin percentage in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to changes in market conditions that have led to a more competitive environment and lower margins on international projects.

Fabrication
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2011	2010	(Decrease)
Revenue	$581,777	$520,942	12%
Cost of sales (excluding depreciation and amortization expense)	508,643	443,271	15%

Gross margin	$73,134	$77,671	(6)%
Gross margin percentage	13%	15%	(2)%
The increase in revenue was primarily due to $120.8 million of higher revenues in North America, partially offset by a $71.9 million reduction of revenue in the Eastern Hemisphere. The decrease in gross margin and gross margin percentage was primarily due to increased revenue in North America at lower margins.
Costs and Expenses
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2011	2010	(Decrease)
Selling, general and administrative	$183,473	$178,217	3%
Depreciation and amortization	183,154	197,963	(7)%
Long-lived asset impairment	2,063	2,452	(16)%
Interest expense	71,756	65,542	9%
Equity in loss of non-consolidated affiliates	—	348	(100)%
Other (income) expense, net	(3,365)	(4,668)	(28)%
The increase in selling, general and administrative (“SG&A”) expense during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to an $11.8 million increase in compensation and benefit costs, partially offset by a $7.0 million reduction in state and local taxes (primarily in North America and Brazil). SG&A expense was 14% and 15% of revenue for the six month periods ended June 30, 2011 and 2010, respectively.
Depreciation and amortization decreased by $14.8 million due to the impact of the $136.0 million long-lived impairment recorded in the fourth quarter of 2010 and the accelerated depreciation of installation costs of $11.6 million on a project that was terminated early in the second quarter of 2010. During the fourth quarter of 2010, we completed an evaluation of our longer-term strategies and, as a result, determined to retire and sell approximately 1,800 idle compressor units, or approximately 600,000 horsepower, that were previously used to provide services in our North America and international contract operations businesses. The long-lived asset impairment decreased depreciation and amortization expense by approximately $9.7 million in the six months ended June 30, 2011. The decrease in depreciation and amortization for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was partially offset by increased depreciation and amortization on new international contract operations projects.
Long-lived asset impairments in the six months ended June 30, 2011 and 2010 were $2.1 million and $2.5 million, respectively, and resulted from impairments that were recorded on idle compression units.
The increase in interest expense for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily due to the refinancing of portions of our outstanding debt at higher interest rates, including our 7.25% senior notes due December 2018, which we issued in November 2010. In addition, we expensed $1.4 million of unamortized deferred financing costs due to the termination of the 2007 ABS Facility in the six months ended June 30, 2011. The increase in interest expense was partially offset by a lower average debt balance during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.
The change in other (income) expense, net, was primarily due to a $4.9 million gain recorded in the three months ended March 31, 2010 on the sale of a loan and our interest in an entity related to a project in Nigeria that had previously been written off. Gains on asset sales increased to $3.1 million for the six months ended June 30, 2011 compared to $2.6 million for the six months ended June 30, 2010. The change in other (income) expense, net was also impacted by $1.2 million and $2.5 million, respectively, of importation penalties in Brazil for the six months ended June 30, 2011 and 2010.

Income Taxes
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2011	2010	(Decrease)
Provision for (benefit from) income taxes	$(17,513)	$(3,815)	359%
Effective tax rate	23.2%	19.3%	3.9%
The increase in our effective tax rate in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to decreased losses in low-tax or no tax jurisdictions. Our provision and effective tax rate for the six months ended June 30, 2010 was impacted by a $3.9 million net tax benefit recorded on the sale of a loan and our interest in an entity related to a project in Nigeria.
Discontinued Operations
(dollars in thousands)

	Six months ended
	June 30,		Increase
	2011	2010	(Decrease)
Income (loss) from discontinued operations, net of tax	$(2,707)	$49,382	(105)%
Income (loss) from discontinued operations, net of tax, for the six months ended June 30, 2010 includes a benefit of $40.9 million of payments received from PDVSA and its affiliates for the fixed assets of two projects. The income (loss) from discontinued operations, net of tax for the six months ended June 30, 2011 and 2010 related to our operations in Venezuela that were expropriated in June 2009 including the costs associated with our pending arbitration proceeding. As discussed in Note 2 to the Financial Statements, on June 2, 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela. As of June 30, 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. In January 2010, the Venezuelan government announced a devaluation of the Venezuelan bolivar. This devaluation resulted in a translation gain of approximately $12.2 million on the remeasurement of our net liability position in Venezuela and is reflected in Income (loss) from discontinued operations, net of tax for the six months ended June 30, 2010. The functional currency of our Venezuela subsidiary is the U.S. dollar and we had more liabilities than assets denominated in bolivars in Venezuela at the time of the devaluation. The exchange rate used to remeasure our net liabilities changed from 2.15 bolivars per U.S. dollar at December 31, 2009 to 4.3 bolivars per U.S. dollar in January 2010.
Noncontrolling Interest
As of June 30, 2011, noncontrolling interest is primarily comprised of the portion of the Partnership’s earnings that is applicable to the limited partner interest in the Partnership owned by the public. As of June 30, 2011, public unitholders held a 65% ownership interest in the Partnership.
LIQUIDITY AND CAPITAL RESOURCES
Our unrestricted cash balance was $35.1 million at June 30, 2011, compared to $44.6 million at December 31, 2010. Working capital increased to $486.5 million at June 30, 2011 from $402.4 million at December 31, 2010. The increase in working capital was primarily associated with costs incurred on large fabrication projects in excess of amounts billed during the period for those projects per the contract terms.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Net cash provided by (used in) continuing operations:
Operating activities	$(5,481)	$195,663
Investing activities	215,154	(92,866)
Financing activities	(218,842)	(194,586)
Effect of exchange rate changes on cash and cash equivalents	(1,012)	(3,736)
Discontinued operations	662	85,629

Net change in cash and cash equivalents	$(9,519)	$(9,896)

Operating Activities. The decrease in cash provided by operating activities for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to a reduction in gross margin from operations in the six months ended June 30, 2011 and an increase in cash used for working capital during the six months ended June 30, 2011 compared to the 2010 period.
Investing Activities. The increase in cash provided by investing activities for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily attributable to $289.9 million of net proceeds from the sale of Partnership units during the six months ended June 30, 2011.
Financing Activities. The increase in cash used in financing activities during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily attributable to an increase in net repayments of long-term debt during the six months ended June 30, 2011.
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
Long-Term Debt. As of June 30, 2011, we had approximately $1.7 billion in outstanding debt obligations, consisting of $345.8 million outstanding under our term loan facility, $34.0 million outstanding under our revolving credit facility, $143.8 million outstanding under our 4.75% convertible notes due 2014, $290.7 million outstanding under our 4.25% Notes due June 2014, $350.0 million outstanding under our 7.25% senior notes due 2018, $389.5 million outstanding under the Partnership’s revolving credit facility, and $150.0 million outstanding under the Partnership’s term loan facility.
In August 2007, we entered into a senior secured credit agreement (the “2007 Credit Facility”) consisting of (a) a five-year $850 million revolving credit facility and (b) an $800 million six-year term loan senior secured credit facility. As of June 30, 2011, we had undrawn capacity of $574.9 million under this revolving credit facility. The 2007 Credit Facility limited our Total Debt to EBITDA ratio (as defined in the 2007 credit agreement) to not greater than 5.0 to 1.0. Due to this limitation, $205.3 million of the $574.9 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of June 30, 2011.
In July 2011, we entered into a new five-year, $1.1 billion senior secured revolving credit facility (the “2011 Credit Facility”), which matures in July 2016 and replaces the 2007 Credit Facility. We incurred approximately $7.8 million in transaction costs related to the 2011 Credit Facility. These costs will be included in Intangible and other assets, net and amortized over the facility term. As a result of the termination of our former senior secured credit facility, we expect to expense approximately $1.6 million of deferred financing costs associated with our former senior secured credit facility in the third quarter of 2011.
Borrowings under the 2011 Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the 2011 credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.50% to 2.50% and (ii) in the case of base rate loans, from 0.50% to 1.50%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At June 30, 2011, all amounts outstanding under the 2007 Credit Facility were LIBOR loans and the applicable margin was

0.65%. The applicable margin at June 30, 2011, as calculated under the 2011 Credit Facility, was 1.75%. The weighted average annual interest rate at June 30, 2011 on the outstanding balance, excluding the effect of interest rate swaps, was 0.9% under the 2007 Credit Facility, and would have been 2.0% under the 2011 Credit Facility.
Our Significant Domestic Subsidiaries (as defined in the 2011 credit agreement) guarantee the debt under the 2011 Credit Facility. Borrowings under the 2011 Credit Facility are secured by substantially all of the personal property assets and certain real property assets of us and our Significant Domestic Subsidiaries, including all of the equity interests of our U.S. subsidiaries (other than certain excluded subsidiaries) and 65% of the equity interests in certain of our first-tier foreign subsidiaries. The Partnership does not guarantee the debt under the 2011 Credit Facility, its assets are not collateral under the 2011 Credit Facility and the general partner units in the Partnership are not pledged under the 2011 Credit Facility. Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the 2011 Credit Facility may be increased by up to an additional $300 million.
Like the 2007 Credit Facility, the 2011 Credit Facility contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We are also subject to financial covenants, including a ratio of EBITDA (defined in the 2011 credit agreement as Adjusted EBITDA) to Total Interest Expense (as defined in the 2011 credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the 2011 credit agreement) to EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the 2011 credit agreement) to EBITDA of not greater than 4.0 to 1.0. As of June 30, 2011, we maintained a 3.6 to 1.0 EBITDA to Total Interest Expense ratio, a 4.2 to 1.0 consolidated Total Debt to EBITDA ratio and a 1.4 to 1.0 Senior Secured Debt to EBITDA ratio, each as calculated under the 2011 Credit Facility. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we were to experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements, including a default by the Partnership under its credit facility, would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of June 30, 2011, we were in compliance with all financial covenants under the 2007 Credit Facility, and would have been in compliance with all financial covenants under the 2011 Credit Facility had such covenants been in effect on such date.
We expect our interest rate on borrowings under the 2011 Credit Facility will be higher than the interest rate on borrowings under the 2007 Credit Facility. For example, based on our debt balances on June 30, 2011, the interest rate applicable under the 2011 Credit Facility would have been approximately 1.1% higher on that date than the interest rate under the 2007 Credit Facility.
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
As of June 30, 2011, the Partnership had $160.5 million of undrawn capacity under its revolving credit facility. The Partnership Credit Agreement limits the Partnership’s Total Debt to EBITDA ratio (as defined in the Partnership Credit Agreement) to not greater than 4.75 to 1.0. The Partnership Credit Agreement allows for the Partnership’s Total Debt to EBITDA ratio to be increased from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after such an acquisition closes. Therefore, because the June 2011 Contract Operations Acquisition closed in the second quarter of 2011, the maximum allowed ratio of Total Debt to EBITDA is 5.25 to 1.0 through December 31, 2011, reverting to 4.75 to 1.0 for the quarter ending March 31, 2012 and subsequent quarters.
The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 2.25% to 3.25% and (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% or one-month LIBOR plus 1.0%. At June 30, 2011, all amounts outstanding under this facility were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance of this facility at June 30, 2011, excluding the effect of interest rate swaps, was 2.7%.
The Partnership’s term loan facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for term loans varies (i) in the case of LIBOR loans, from 2.5% to 3.5% and (ii) in the case of base rate loans, from 1.5% to 2.5%. At June 30, 2011, all amounts outstanding under the term loan were LIBOR loans and the applicable margin was 2.75%. The average annual interest rate on the outstanding balance of the term loan at June 30, 2011, excluding the effect of interest rate swaps, was 3.0%.
Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Agreement).
The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on its ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. It also contains various covenants requiring mandatory prepayments of the term loans from the net cash proceeds of certain future asset transfers and debt issuances. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Partnership Credit Agreement) and a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.75 to 1.0. As discussed above, because the June 2011 Contract Operations Acquisition closed during the second quarter of 2011, the Partnership’s Total Debt to EBITDA ratio was temporarily increased from 4.75 to 1.0 to 5.25 to 1.0 during the quarter ended June 30, 2011, and will continue at that level through December 31, 2011, reverting to 4.75 to 1.0 for the quarter ending March 31, 2012 and subsequent quarters. As of June 30, 2011, the Partnership maintained a 6.5 to 1.0 EBITDA to Total Interest Expense ratio and a 3.7 to 1.0 Total Debt to EBITDA ratio. A violation of the Partnership’s Total Debt to EBITDA covenant would be an event of default under the Partnership Credit Agreement, which would trigger cross-default provisions under certain of our debt agreements. As of June 30, 2011, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.
We have entered into interest rate swap agreements related to a portion of our variable rate debt. In the fourth quarter of 2010, we paid $43.0 million to terminate interest rate swap agreements with a total notional value of $585.0 million and a weighted average rate of 4.6%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive income (loss) will be amortized into interest expense over the original term of the swaps. Of the total amount included in accumulated other comprehensive income (loss), $9.7 million was amortized into interest expense during the first six months of 2011 and we expect $14.4 million to be amortized into interest expense during the remainder of 2011. See Note 7 to the Financial Statements for further discussion of our interest rate swap agreements. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of our interest rate swap agreements.
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
On July 29, 2011, the board of directors of Exterran GP LLC approved a cash distribution of $0.4825 per limited partner unit, or approximately $19.1 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from April 1, 2011 through June 30, 2011. The record date for this distribution is August 9, 2011, and payment is expected to occur on August 12, 2011
NON-GAAP FINANCIAL MEASURES
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
The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$(30,224)	$16,653	$(60,688)	$33,386
(Income) loss from discontinued operations, net of tax	569	(38,957)	2,707	(49,382)
Depreciation and amortization	92,676	106,188	183,154	197,963
Long-lived asset impairment	2,063	745	2,063	2,452
Investment in non-consolidated affiliates impairment	—	348	—	348
Interest expense	34,586	32,608	71,756	65,542
Gain on sale of our investment in the subsidiary that owns the barge mounted processing plant and other related assets used on the Cawthorne Channel Project	—	—	—	(4,863)
Provision for (benefit from) income taxes	(12,499)	184	(17,513)	(3,815)

EBITDA, as adjusted	$87,171	$117,769	$181,479	$241,631

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
We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign currency loss in our condensed consolidated statements of operations of approximately $0.5 million in the first six months of 2011 compared to a loss of $0.6 million in the first six months of 2010. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.
As of June 30, 2011, after taking into consideration interest rate swaps, we had approximately $104.3 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates would result in an annual increase in our interest expense of approximately $1.0 million.
For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations and derivative instruments to minimize foreign currency exchange risk, see Note 7 to the Financial Statements.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of June 30, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 1A. Risk Factors
There have been no material changes or updates in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, except as follows:
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
In addition, the Texas Commission on Environmental Quality (“TCEQ”) has finalized revisions to certain air permit programs that significantly increase the air permitting requirements for new and certain existing oil and gas production and gathering sites for 23 counties in the Barnett Shale production area. The final rule establishes new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, and the lower emissions standards will become applicable between 2015 and 2030 depending on the type of engine and the permitting requirements. Our cost to comply with the revised air permit programs is not expected to be material at this time. Although the TCEQ had previously stated it would consider expanding application of the new air permit program statewide, the Texas Legislature adopted legislation prohibiting such an expansion in the near term. At this point, we cannot predict whether or when such a geographic expansion of those rules might occur or the cost to comply with any such requirements.
On July 28, 2011, the EPA proposed regulations focused on reducing the emissions of certain chemicals by the oil and natural gas industry, including volatile organic compounds, sulfur dioxide and certain air toxics. Based on a review of the EPA’s fact sheet describing the proposed regulations, it appears our business could be affected by certain portions of those proposed regulations. We will continue to review and evaluate this very recent proposal as more information is made available. At this point, we cannot reasonably predict the ultimate cost to comply with such requirements.
These new regulations and proposals, when finalized, and any other new regulations requiring the installation of more sophisticated pollution control equipment, could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Item 6. Exhibits

Exhibit No.	Description

2.1	Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 5, 2009

2.2	Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010

2.3	Contribution, Conveyance and Assumption Agreement, dated May 23, 2011, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 24, 2011

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 20, 2007

3.2	Second Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

4.1	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

4.2	Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.3	Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.4	Indenture, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

4.5	Registration Rights Agreement, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and the Initial Purchasers named therein, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

10.1*	Third Amended and Restated Omnibus Agreement, dated June 10, 2011, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P. (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.2†	Amendment No. 4 to the Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed March 29, 2011

10.3†	Amendment No. 2 to the Exterran Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Annex C to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed March 29, 2011

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTERRAN HOLDINGS, INC.
Date: August 4, 2011	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President, Finance and Accounting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 5, 2009

2.2	Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010

2.3	Contribution, Conveyance and Assumption Agreement, dated May 23, 2011, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 24, 2011

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 20, 2007

3.2	Second Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

4.1	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

4.2	Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.3	Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.4	Indenture, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

4.5	Registration Rights Agreement, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and the Initial Purchasers named therein, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

10.1*	Third Amended and Restated Omnibus Agreement, dated June 10, 2011, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P. (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.2†	Amendment No. 4 to the Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed March 29, 2011

10.3†	Amendment No. 2 to the Exterran Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Annex C to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed March 29, 2011

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.