Form 10-Q
period 2011-09-30
EXTERRAN HOLDINGS INC.
filed 2011-11-04
CIK 1389050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____________ TO ___________.
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
Number of shares of the common stock of the registrant outstanding as of October 27, 2011: 64,049,602 shares.

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Comprehensive Income (Loss)	5
Condensed Consolidated Statements of Equity	6
Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3. Quantitative and Qualitative Disclosures About Market Risk	47
Item 4. Controls and Procedures	48
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	49
Item 1A. Risk Factors	49
Item 6. Exhibits	50
SIGNATURES	52
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$29,631	$44,616
Restricted cash	1,122	1,941
Accounts receivable, net of allowance of $12,391 and $13,108, respectively	460,353	429,047
Inventory, net	383,889	396,287
Costs and estimated earnings in excess of billings on uncompleted contracts	140,284	147,901
Current deferred income taxes	47,902	36,093
Other current assets	107,752	98,801
Current assets associated with discontinued operations	4,322	5,918

Total current assets	1,175,255	1,160,604
Property, plant and equipment, net	2,995,714	3,092,652
Goodwill, net	—	196,680
Intangible and other assets, net	265,845	282,428
Long-term assets associated with discontinued operations	295	9,172

Total assets	$4,437,109	$4,741,536

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable, trade	$201,129	$157,206
Accrued liabilities	301,158	330,551
Deferred revenue	130,569	124,282
Billings on uncompleted contracts in excess of costs and estimated earnings	84,447	130,610
Current liabilities associated with discontinued operations	6,963	15,554

Total current liabilities	724,266	758,203
Long-term debt	1,709,024	1,897,147
Other long-term liabilities	108,711	150,227
Deferred income taxes	139,523	120,424
Long-term liabilities associated with discontinued operations	13,806	13,111

Total liabilities	2,695,330	2,939,112
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 70,000,296 and 69,071,027 shares issued, respectively	700	691
Additional paid-in capital	3,641,147	3,500,292
Accumulated other comprehensive loss	(3,655)	(20,225)
Accumulated deficit	(1,941,344)	(1,667,314)
Treasury stock — 6,021,405 and 5,841,087 common shares, at cost, respectively	(206,452)	(203,996)

Total Exterran stockholders’ equity	1,490,396	1,609,448
Noncontrolling interest	251,383	192,976

Total equity	1,741,779	1,802,424

Total liabilities and equity	$4,437,109	$4,741,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
North America contract operations	$151,402	$152,007	$453,211	$456,682
International contract operations	113,759	111,879	330,384	352,706
Aftermarket services	106,666	82,348	282,506	236,034
Fabrication	332,651	279,389	914,428	800,331

	704,478	625,623	1,980,529	1,845,753

Costs and Expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	77,639	78,281	233,657	224,467
International contract operations	48,227	46,936	138,959	130,664
Aftermarket services	85,987	73,717	245,058	200,619
Fabrication	303,259	231,716	811,902	674,987
Selling, general and administrative	90,969	88,229	274,442	266,446
Depreciation and amortization	91,018	98,503	274,172	296,466
Long-lived asset impairment	2,310	2,246	4,373	4,698
Restructuring charges	2,941	—	2,941	—
Goodwill impairment	196,142	—	196,142	—
Interest expense	38,672	33,050	110,428	98,592
Equity in loss of non-consolidated affiliates	262	—	262	348
Other (income) expense, net	13,588	(2,941)	10,223	(7,609)

	951,014	649,737	2,302,559	1,889,678

Loss before income taxes	(246,536)	(24,114)	(322,030)	(43,925)
Benefit from income taxes	(33,491)	(7,083)	(51,004)	(10,898)

Loss from continuing operations	(213,045)	(17,031)	(271,026)	(33,027)
Income (loss) from discontinued operations, net of tax	(1,502)	(1,325)	(4,209)	48,057

Net income (loss)	(214,547)	(18,356)	(275,235)	15,030
Less: Net (income) loss attributable to the noncontrolling interest	(1,427)	371	1,205	1,173

Net income (loss) attributable to Exterran stockholders	$(215,974)	$(17,985)	$(274,030)	$16,203

Basic income (loss) per common share:
Loss from continuing operations attributable to Exterran stockholders	$(3.42)	$(0.27)	$(4.31)	$(0.51)
Income (loss) from discontinued operations attributable to Exterran stockholders	(0.02)	(0.02)	(0.07)	0.77

Net income (loss) attributable to Exterran stockholders	$(3.44)	$(0.29)	$(4.38)	$0.26

Diluted income (loss) per common share:
Loss from continuing operations attributable to Exterran stockholders	$(3.42)	$(0.27)	$(4.31)	$(0.51)
Income (loss) from discontinued operations attributable to Exterran stockholders	(0.02)	(0.02)	(0.07)	0.77

Net income (loss) attributable to Exterran stockholders	$(3.44)	$(0.29)	$(4.38)	$0.26

Weighted average common and equivalent shares outstanding:
Basic	62,728	62,111	62,583	61,969

Diluted	62,728	62,111	62,583	61,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.,
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$(214,547)	$(18,356)	$(275,235)	$15,030
Other comprehensive income (loss), net of tax:
Change in fair value of derivative financial instruments	(4,844)	2,441	(4,864)	(534)
Adjustments from sale of Partnership units	—	—	1,184	—
Amortization of payments to terminate interest rate swaps	5,259	—	14,981	—
Foreign currency translation adjustment	(15,794)	14,933	392	(984)

Total other comprehensive income (loss)	(15,379)	17,374	11,693	(1,518)

Comprehensive income (loss)	(229,926)	(982)	(263,542)	13,512
Less: Comprehensive loss attributable to the noncontrolling interest	1,851	934	6,082	1,423

Comprehensive income (loss) attributable to Exterran stockholders	$(228,075)	$(48)	$(257,460)	$14,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Exterran Holdings, Inc. Stockholders
			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Treasury	Accumulated	Noncontrolling
	Stock	Capital	Income (loss)	Stock	Deficit	Interest	Total
Balance at December 31, 2009	$682	$3,434,618	$(27,879)	$(201,935)	$(1,565,489)	$176,862	$1,816,859
Treasury stock purchased				(2,010)			(2,010)
Options exercised	1	767					768
Shares issued in employee stock purchase plan	1	1,873					1,874
Stock-based compensation expense, net of forfeitures	6	16,922				250	17,178
Income tax benefit from stock-based compensation expense		(891)					(891)
Net proceeds from sale of Partnership units, net of tax		41,111	881			43,273	85,265
Cash distribution to noncontrolling unitholders of the Partnership						(11,631)	(11,631)
Other		(10)				128	118
Comprehensive income (loss):
Net income (loss)					16,203	(1,173)	15,030
Derivatives change in fair value, net of tax			(284)			(250)	(534)
Foreign currency translation adjustment			(984)				(984)

Balance at September 30, 2010	$690	$3,494,390	$(28,266)	$(203,945)	$(1,549,286)	$207,459	$1,921,042

Balance at December 31, 2010	$691	$3,500,292	$(20,225)	$(203,996)	$(1,667,314)	$192,976	$1,802,424
Treasury stock purchased				(2,456)			(2,456)
Options exercised		526					526
Shares issued in employee stock purchase plan	1	1,434					1,435
Stock-based compensation, net of forfeitures	8	15,491				89	15,588
Income tax benefit from stock-based compensation expense		(447)					(447)
Net proceeds from sale of Partnership units, net of tax		123,904	1,184			92,190	217,278
Cash distribution to noncontrolling unitholders of the Partnership						(27,790)	(27,790)
Other		(53)					(53)
Comprehensive income (loss):
Net loss					(274,030)	(1,205)	(275,235)
Derivatives change in fair value, net of tax			13			(4,877)	(4,864)
Amortization of payments to terminate interest rate swaps, net of tax			14,981				14,981
Foreign currency translation adjustment			392				392

Balance at September 30, 2011	$700	$3,641,147	$(3,655)	$(206,452)	$(1,941,344)	$251,383	$1,741,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(275,235)	$15,030
Adjustments:
Depreciation and amortization	274,172	296,466
Long-lived asset impairment	4,373	4,698
Goodwill impairment	196,142	—
Deferred financing cost amortization	7,357	3,733
(Income) loss from discontinued operations, net of tax	4,209	(48,057)
Amortization of debt discount	13,588	12,128
Provision for doubtful accounts	1,350	3,699
Gain on sale of property, plant and equipment	(4,891)	(5,253)
Equity in loss of non-consolidated affiliates, net of dividends received	262	348
Interest rate swaps	—	740
Amortization of payments to terminate interest rate swaps	14,981	—
(Gain) loss on remeasurement of intercompany balances	13,686	(2,354)
Stock-based compensation expense	15,499	17,296
Deferred income tax provision	(82,893)	(41,936)
Changes in assets and liabilities:
Accounts receivable and notes	(54,483)	11,137
Inventory	3,150	85,134
Costs and estimated earnings versus billings on uncompleted contracts	(37,682)	(72,679)
Prepaid and other current assets	(10,579)	19,619
Accounts payable and other liabilities	(8,992)	32,972
Deferred revenue	8,615	(70,842)
Other	(9,509)	(9,842)

Net cash provided by continuing operations	73,120	252,037
Net cash provided by (used in) discontinued operations	1,336	(3,880)

Net cash provided by operating activities	74,456	248,157

Cash flows from investing activities:
Capital expenditures	(178,853)	(168,462)
Proceeds from sale of property, plant and equipment	39,211	25,500
Cash invested in non-consolidated affiliates	(262)	(348)
Net proceeds from the sale of Partnership units	289,908	109,365
Decrease in restricted cash	819	7,436

Net cash provided by (used in) continuing operations	150,823	(26,509)
Net cash provided by discontinued operations	—	89,509

Net cash provided by investing activities	150,823	63,000

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,602,867	856,328
Repayments of long-term debt	(1,804,578)	(1,158,083)
Payments for debt issue costs	(8,646)	—
Proceeds from stock options exercised	526	768
Proceeds from stock issued pursuant to our employee stock purchase plan	1,435	1,874
Purchases of treasury stock	(2,456)	(2,010)
Stock-based compensation excess tax benefit	836	1,157
Distributions to noncontrolling partners in the Partnership	(27,790)	(11,631)

Net cash used in financing activities	(237,806)	(311,597)

Effect of exchange rate changes on cash and equivalents	(2,458)	(1,938)

Net decrease in cash and cash equivalents	(14,985)	(2,378)
Cash and cash equivalents at beginning of period	44,616	83,745

Cash and cash equivalents at end of period	$29,631	$81,367

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
The table below summarizes income (loss) attributable to Exterran stockholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Loss from continuing operations attributable to Exterran stockholders	$(214,472)	$(16,660)	$(269,821)	$(31,854)
Income (loss) from discontinued operations, net of tax	(1,502)	(1,325)	(4,209)	48,057

Net income (loss) attributable to Exterran stockholders	$(215,974)	$(17,985)	$(274,030)	$16,203

There were no potential shares of common stock included in computing the dilutive potential shares of common stock used in diluted income (loss) per common share for the three and nine months ended September 30, 2011 and 2010. The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	3,209	1,334	2,287	1,402
On exercise of options and vesting of restricted stock and restricted stock units	546	629	605	462
On settlement of employee stock purchase plan shares	35	15	20	14
On exercise of warrants	2,808	2,808	2,808	2,808
On conversion of 4.25% convertible senior notes due 2014	15,334	15,334	15,334	15,334
On conversion of 4.75% convertible senior notes due 2014	3,115	3,115	3,115	3,115

Net dilutive potential common shares issuable	25,047	23,235	24,169	23,135

Financial Instruments
Our financial instruments include cash, restricted cash, receivables, payables, interest rate swaps, debt and foreign currency hedges. At September 30, 2011 and December 31, 2010, the estimated fair value of these financial instruments approximated their carrying value as reflected in our consolidated balance sheets. The fair value of our fixed rate debt has been estimated primarily based on quoted market prices. The fair value of our floating rate debt has been estimated based on similar debt transactions that occurred near the valuation dates. A summary of the fair value and carrying value of our debt as of September 30, 2011 and December 31, 2010 is shown in the table below (in thousands):

	As of September 30, 2011		As of December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Fixed rate debt	$789,524	$804,000	$775,810	$808,000
Floating rate debt	919,500	916,000	1,121,337	1,101,000

Total debt	$1,709,024	$1,720,000	$1,897,147	$1,909,000

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
While the law provides that companies whose assets are expropriated in this manner may be compensated in cash or securities, we are unable to predict what, if any, compensation Venezuela will ultimately offer in exchange for any such expropriated assets and, accordingly, we are unable to predict what, if any, compensation we ultimately will receive. We reserve and will continue to reserve the right to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investment treaties and customary international law, as well as to seek resolution through direct discussions with Venezuela and/or PDVSA, which could result in us recording a gain on our investment in future periods. In this connection, on June 16, 2009, our Spanish subsidiary delivered to the

Venezuelan government and PDVSA an official notice of dispute relating to the seized assets and investments under the Agreement between Spain and Venezuela for the Reciprocal Promotion and Protection of Investments and under Venezuelan law. On March 23, 2010, our Spanish subsidiary filed a request for the institution of an arbitration proceeding against Venezuela with the International Centre for Settlement of Investment Disputes (“ICSID”) related to the seized assets and investments, which was registered by ICSID on April 12, 2010. The arbitration hearing on jurisdiction and the merits is presently scheduled to take place in July 2012.
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
Our loss (recovery) attributable to expropriation for the three and nine months ended September 30, 2010 includes a benefit of $40.9 million from payments received from PDVSA and its affiliates as consideration for the fixed assets for two projects. These payments relate to the recovery of the loss we recognized on the value of the equipment for these projects in the second quarter of 2009.
The table below summarizes the operating results of the discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$—	$384	$—	$964
Expenses and selling, general and administrative	388	696	979	2,438
Loss (recovery) attributable to expropriation	677	253	2,138	(39,959)
Other (income) loss, net	—	(30)	(150)	(12,093)
Provision for income taxes	437	790	1,242	2,521

Income (loss) from discontinued operations, net of tax	$(1,502)	$(1,325)	$(4,209)	$48,057

The table below summarizes the balance sheet data for discontinued operations (in thousands):

	September 30,	December 31,
	2011	2010
Cash	$527	$754
Accounts receivable	8	434
Inventory	1,017	1,077
Other current assets	2,770	3,653

Total current assets associated with discontinued operations	4,322	5,918
Property, plant and equipment, net	—	502
Other long-term assets	295	8,670

Total assets associated with discontinued operations	$4,617	$15,090

Accounts payable	$637	$801
Accrued liabilities	4,827	13,932
Deferred revenues	1,499	821

Total current liabilities associated with discontinued operations	6,963	15,554
Other long-term liabilities	13,806	13,111

Total liabilities associated with discontinued operations	$20,769	$28,665

3. INVENTORY
Inventory, net of reserves, consisted of the following amounts (in thousands):

	September 30,	December 31,
	2011	2010
Parts and supplies	$227,939	$244,618
Work in progress	124,722	116,371
Finished goods	31,228	35,298

Inventory, net of reserves	$383,889	$396,287

As of September 30, 2011 and December 31, 2010, we had inventory reserves of $17.2 million and $18.3 million, respectively.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Compression equipment, facilities and other fleet assets	$4,240,228	$4,302,483
Land and buildings	175,441	166,273
Transportation and shop equipment	242,307	225,073
Other	149,765	142,770

	4,807,741	4,836,599
Accumulated depreciation	(1,812,027)	(1,743,947)

Property, plant and equipment, net	$2,995,714	$3,092,652

5. INVESTMENTS IN NON-CONSOLIDATED AFFILIATES
Investments in affiliates that are not controlled by Exterran but where we have the ability to exercise significant influence over the operations are accounted for using the equity method. Our equity method investments are primarily comprised of entities that own, operate, service and maintain compression and other related facilities.
Our ownership interest and location of each equity method investee at September 30, 2011 is as follows:

	Ownership
	Interest	Location	Type of Business
PIGAP II	30.0%	Venezuela	Gas Compression Plant
El Furrial	33.3%	Venezuela	Gas Compression Plant

Due to lack of payments from their only customer, PDVSA, PIGAP II and El Furrial each sent a notice of default to PDVSA in April 2009. PIGAP II’s and El Furrial’s debt was in technical default triggered by past due payments from their sole customer under their related services contracts. As a result of PDVSA’s nonpayment, in March 2009 these joint ventures recorded impairments on their assets. Accordingly, we reviewed our expected cash flows related to these two joint ventures and determined in March 2009 that the fair value of our investment in PIGAP II and El Furrial had declined and that we had a loss in our investment that was not temporary. Therefore, we recorded an impairment charge of $90.1 million ($81.7 million net of tax) to write-off our investments in PIGAP II and El Furrial. These impairment charges are reflected as a charge in equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations. In May 2009, PDVSA assumed control over the assets of PIGAP II and El Furrial and transitioned the operations of PIGAP II and El Furrial, including the hiring of their employees, to PDVSA. Our non-consolidated affiliates reserve and will continue to reserve the right to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investment treaties and customary international law, as well as to seek resolution through direct discussions with Venezuela and/or PDVSA, which could result in us recording a gain on our investment in future periods. However, we are unable to predict what, if any, compensation we ultimately will receive or when we may receive any such compensation. In this connection, on March 25, 2011, Wilpro Energy Services (El Furrial) Limited and Wilpro Energy Services (Pigap II) Limited, together with the Netherland’s parent company of our venture partners, filed a request for the institution of an arbitration proceeding against Venezuela with ICSID related to the seized assets and investments, which was registered by ICSID on April 20, 2011.
Because the assets and operations of our investments in our remaining non-consolidated affiliates have been expropriated, we currently do not expect to have any meaningful equity earnings in non-consolidated affiliates in the future from these investments, excluding any compensation we may receive related to the expropriation.
6. LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Revolving credit facility due August 2016	$375,500	$—
Revolving credit facility due August 2012	—	50,395
Term loan	—	615,943
2007 asset-backed securitization facility notes due July 2012	—	6,000
Partnership’s revolving credit facility due November 2015	394,000	299,000
Partnership’s term loan facility due November 2015	150,000	150,000
4.25% convertible senior notes due June 2014 (presented net of the unamortized discount of $59.6 million and $73.2 million, respectively)	295,414	281,827
4.75% convertible senior notes due January 2014	143,750	143,750
7.25% senior notes due December 2018	350,000	350,000
Other, interest at various rates, collateralized by equipment and other assets	360	232

Long-term debt	$1,709,024	$1,897,147

In July 2011, we entered into a credit agreement providing for a new five-year, $1.1 billion senior secured revolving credit facility (the “2011 Credit Facility”), which matures in July 2016 and replaced our former senior secured credit facility. We incurred approximately $7.8 million in transaction costs related to the 2011 Credit Facility. These costs are included in Intangible and other assets, net and amortized over the facility term. As a result of the termination of our former senior secured credit facility, we expensed approximately $1.6 million of unamortized deferred financing costs associated with our former senior secured credit facility in the third quarter of 2011, which is reflected in Interest expense in our condensed consolidated statements of operations.
Concurrently with the execution of the new credit agreement, we borrowed $387.3 million under the 2011 Credit Facility and used the proceeds to (i) repay the entire amount outstanding under our former senior secured credit facility and terminate that facility and (ii) pay customary fees and other expenses relating to the 2011 Credit Facility. Borrowings under the 2011 Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.50% to 2.50% and (ii) in the case of base rate loans, from 0.50% to 1.50%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%.
Our Significant Domestic Subsidiaries (as defined in the credit agreement) guarantee the debt under the 2011 Credit Facility. Borrowings under the 2011 Credit Facility are secured by substantially all of the personal property assets and certain real property assets of us and our Significant Domestic Subsidiaries, including all of the equity interests of our U.S. subsidiaries (other than certain excluded subsidiaries) and 65% of the equity interests in certain of our first-tier foreign subsidiaries. Exterran Partners, L.P. (the “Partnership”) does not guarantee the debt under the 2011 Credit Facility, its assets are not collateral under the 2011 Credit Facility and the general partner units in the Partnership are not pledged under the 2011 Credit Facility. Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the 2011 Credit Facility may be increased by up to an additional $300 million.
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
In March 2011, we repaid the $6.0 million outstanding balance under our asset-backed securitization facility (the “2007 ABS Facility”) and terminated that facility. As a result of the termination of the 2007 ABS Facility, we expensed $1.4 million of unamortized deferred financing costs, which is reflected in Interest expense in our condensed consolidated statements of operations for the nine months ended September 30, 2011.
In June 2009, we issued under a shelf registration statement $355.0 million aggregate principal amount of 4.25% convertible senior notes due June 2014 (the “4.25% Notes”). The 4.25% Notes are convertible upon the occurrence of certain conditions into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. The value of the shares the 4.25% Notes can be converted into did not exceed their principal amount as of September 30, 2011. We may not redeem the 4.25% Notes prior to their maturity date.
GAAP requires that the liability and equity components of certain convertible debt instruments that may be settled in cash upon conversion be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. Upon issuance of our 4.25% Notes, $97.9 million was recorded as a debt discount and reflected in equity related to the convertible feature of these notes. The discount on the 4.25% Notes will be amortized using the effective interest method through June 30, 2014. During each of the three month periods ended September 30, 2011 and 2010, we recognized $3.8 million of interest expense related to the contractual interest coupon. During each of the nine month periods ended September 30, 2011 and 2010, we recognized $11.3 million of interest expense related to the contractual interest coupon. During the three months ended September 30, 2011 and 2010, we recognized $4.7 million and $4.2 million, respectively, of amortization of the debt discount. During the nine months ended September 30, 2011 and 2010, we recognized $13.6 million and $12.1 million, respectively, of amortization of the debt discount. The effective interest rate on the debt component of these notes was 11.67%.
As of September 30, 2011, we had $375.5 million in outstanding borrowings under our revolving credit facility and $216.6 million in letters of credit outstanding under our revolving credit facility. At September 30, 2011, we had undrawn capacity of $507.9 million under our revolving credit facility. Our senior secured credit agreement limits our Total Debt to EBITDA ratio to not greater than 5.0 to 1.0. Due to this limitation, $196.4 million of the $507.9 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of September 30, 2011.
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
As of September 30, 2011, the Partnership had $156.0 million of undrawn capacity under its revolving credit facility.
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
Interest Rate Risk
At September 30, 2011, we were a party to interest rate swaps pursuant to which we pay fixed payments and receive floating payments on a notional value of $815.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $565.0 million expiring on or before August 2012 and the remaining interest rate swaps expiring through November 2015. As of September 30, 2011, the weighted average effective fixed interest rate on our interest rate swaps was 3.4%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded no ineffectiveness in the three and nine months ended September 30, 2011. We recorded approximately $17,000 and $0.2 million of interest expense for the three and nine months ended September 30, 2010, respectively, due to the ineffectiveness related to these swaps. We estimate that approximately $20.1 million of deferred pre-tax losses attributable to existing interest rate swaps and included in our accumulated other comprehensive loss at September 30, 2011, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.
In the fourth quarter of 2010, we paid $43.0 million to terminate interest rate swap agreements with a total notional value of $585.0 million and a weighted average effective fixed interest rate of 4.6%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive income (loss) will be amortized into interest expense over the original term of the swaps. We estimate that $15.4 million of deferred pre-tax losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.
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
The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	September 30, 2011
		Fair Value
	Balance Sheet Location	Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Accrued liabilities	$(20,099)
Interest rate hedges	Other long-term liabilities	(5,086)

Total derivatives		$(25,185)

	December 31, 2010
		Fair Value
	Balance Sheet Location	Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangibles and other assets	$5,769
Interest rate hedges	Accrued liabilities	(24,432)
Interest rate hedges	Other long-term liabilities	(10,362)
Foreign currency hedge	Accrued liabilities	(462)

Total derivatives		$(29,487)

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
		Location of Gain	Gain (Loss)		Location of Gain	Gain (Loss)
		(Loss)	Reclassified		(Loss)	Reclassified
		Reclassified from	from		Reclassified from	from
	Gain (Loss)	Accumulated	Accumulated	Gain (Loss)	Accumulated	Accumulated
	Recognized in	Other	Other	Recognized in	Other	Other
	Other	Comprehensive	Comprehensive	Other	Comprehensive	Comprehensive
	Comprehensive	Income	Income (Loss)	Comprehensive	Income	Income (Loss)
	Income (Loss) on	(Loss) into Income	into Income	Income (Loss)	(Loss) into Income	into Income
	Derivatives	(Loss)	(Loss)	on Derivatives	(Loss)	(Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(11,457)	Interest expense	$(11,872)	$(25,440)	Interest expense	$(35,967)
Foreign currency hedge	—	Fabrication revenue	—	—	Fabrication revenue	410

Total	$(11,457)		$(11,872)	$(25,440)		$(35,557)

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
		Location of Gain	Gain (Loss)		Location of Gain	Gain (Loss)
		(Loss)	Reclassified		(Loss)	Reclassified
		Reclassified from	from		Reclassified from	from
	Gain (Loss)	Accumulated	Accumulated	Gain (Loss)	Accumulated	Accumulated
	Recognized in	Other	Other	Recognized in	Other	Other
	Other	Comprehensive	Comprehensive	Other	Comprehensive	Comprehensive
	Comprehensive	Income	Income (Loss)	Comprehensive	Income	Income (Loss)
	Income (Loss) on	(Loss) into Income	into Income	Income (Loss)	(Loss) into Income	into Income
	Derivatives	(Loss)	(Loss)	on Derivatives	(Loss)	(Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(13,560)	Interest expense	$(13,918)	$(42,622)	Interest expense	$(42,377)
Foreign currency hedge	4,040	Fabrication revenue	1,957	(3,808)	Fabrication revenue	(3,519)

Total	$(9,520)		$(11,961)	$(46,430)		$(45,896)

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

The following table summarizes the valuation of our interest rate swaps and impaired assets as of and for the nine months ended September 30, 2011, with pricing levels as of the date of valuation (in thousands):

Quoted
Market
		Prices in	Significant	Significant
		Active	Other	Unobservable
		Markets	Observable	Inputs
	Total	(Level 1)	Inputs (Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(25,185)	$—	$(25,185)	$—
Impaired long-lived assets	834	—	—	834
Aftermarket services goodwill	—	—	—	—
Fabrication goodwill	—	—	—	—
The following table summarizes the valuation of our interest rate swaps, foreign currency derivatives and impaired assets as of and for the nine months ended September 30, 2010, with pricing levels as of the date of valuation (in thousands):

		Quoted
		Market
		Prices in	Significant	Significant
		Active	Other	Unobservable
		Markets	Observable	Inputs
	Total	(Level 1)	Inputs (Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(83,927)	$—	$(83,927)	$—
Foreign currency derivatives asset (liability)	(211)	—	(211)	—
Impaired long-lived assets	555	—	—	555
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
As a result of the level of decline in our stock price and corresponding market capitalization in the third quarter of 2011, we performed a goodwill impairment test of our aftermarket services and fabrication reporting units’ goodwill as of September 30, 2011. We determined the fair value of these reporting units using the expected present value of future cash flows. This decline in our market capitalization led us to increase the estimate of the market’s implied weighted average cost of capital and reduce the present value of the forecasted cash flows. The test indicated that our aftermarket services and fabrication reporting units’ goodwill was impaired and therefore we recorded a full impairment of the goodwill associated with these reporting units in the third quarter of 2011.

The table below presents the change in the net carrying amount of goodwill for the nine months ended September 30, 2011 (in thousands):

	North America	International
	contract	contract	Aftermarket
	operations	operations	services	Fabrication	Total
Balance as of December 31, 2010:
Goodwill	$1,148,371	$150,778	$63,095	$221,154	$1,583,398
Accumulated impairment losses	(1,148,371)	(150,778)	—	(87,569)	(1,386,718)

	—	—	63,095	133,585	196,680

Goodwill acquired during year	—	—	—	—	—
Impairment losses	—	—	(62,852)	(133,290)	(196,142)
Impact of foreign currency translation	—	—	(243)	(295)	(538)
Purchase adjustments	—	—	—	—	—

Balance as of September 30, 2011:
Goodwill	1,148,371	150,778	62,852	220,859	1,582,860
Accumulated impairment losses	(1,148,371)	(150,778)	(62,852)	(220,859)	(1,582,860)

	$—	$—	$—	$—	$—

10. LONG-LIVED ASSET IMPAIRMENT
During the nine months ended September 30, 2011 and 2010, we reviewed the idle compression assets used in our contract operations segments for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the assets. The net book value of these assets exceeded the fair value by $4.4 million and $4.7 million, respectively, for the nine months ended September 30, 2011 and 2010 and was recorded as a long-lived asset impairment.
11. RESTRUCTURING CHARGES
On October 10, 2011, our management approved a workforce cost reduction program across all of our business segments as a first step in a broader overall profit improvement initiative. These actions are the result of a review of our cost structure aimed at identifying ways to reduce our on-going operating costs and to adjust the size of our workforce to be consistent with current and expected activity levels. We expect that a significant portion of the workforce cost reduction program will be completed in the fourth quarter of 2011, with the remainder completed in the first half of 2012.
During the three months ended September 30, 2011, we incurred $2.9 million of restructuring charges that were related to consulting services and termination benefits. These charges are reflected as Restructuring charges in our consolidated statements of operations. We currently estimate that we will incur additional charges with respect to the workforce cost reduction program discussed above of approximately $11 million to $14 million. Approximately $8 million to $11 million of the expected additional charges are severance and employee benefit costs, approximately $2 million is related to consulting services and the remaining amount is for other facility closure and moving costs. Of the total estimated charges, approximately $11 million to $14 million will result in cash expenditures. No cash expenditures were made in the three months ended September 30, 2011.

12. STOCK-BASED COMPENSATION
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
The weighted average fair value at date of grant for options granted during the nine months ended September 30, 2011 was $8.36, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Nine Months
Ended
September 30, 2011
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

The following table presents stock option activity for the nine months ended September 30, 2011 (in thousands, except per share data and remaining life in years):

			Weighted
		Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life	Value
Options outstanding, December 31, 2010	3,124	$31.20
Granted	375	22.84
Exercised	(33)	16.16
Cancelled	(256)	34.13

Options outstanding, September 30, 2011	3,210	30.14	4.2	$—

Options exercisable, September 30, 2011	2,180	34.25	3.5	—

Intrinsic value is the difference between the market value of our stock and the exercise price of each option multiplied by the number of options outstanding for those options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 was $0.2 million. As of September 30, 2011, $5.6 million of unrecognized compensation cost related to unvested stock options is expected to be recognized over the weighted-average period of 1.5 years.
Restricted Stock and Restricted Stock Units
For grants of restricted stock and restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the date of grant. Our restricted stock and restricted stock unit grants generally vest 33 1/3% on each of the first three anniversaries of the grant date.
The following table presents restricted stock and restricted stock unit activity for the nine months ended September 30, 2011 (in thousands, except per share data):

		Weighted
		Average
		Grant-Date
		Fair Value
	Shares	Per Share
Non-vested restricted stock and restricted stock units, December 31, 2010	1,421	$23.20
Granted	898	22.48
Vested	(596)	26.16
Cancelled	(105)	21.92

Non-vested restricted stock and restricted stock units, September 30, 2011	1,618	21.79

As of September 30, 2011, $25.4 million of unrecognized compensation cost related to unvested restricted stock and restricted stock units is expected to be recognized over the weighted-average period of 2.0 years.

Our compensation committee’s general practice has been to grant equity-based awards once a year, in late February or early March after fourth quarter earnings information for the prior year has been released for at least two full trading days. The schedule for making equity-based awards is typically established several months in advance, and is not set based on knowledge of material nonpublic information or in response to our stock price. This practice results in awards being granted on a regular, predictable annual cycle, after annual earnings information has been disseminated to the marketplace. Equity-based awards are occasionally granted at other times during the year, such as upon the hiring of a new employee or following the promotion of an employee. In some instances, the compensation committee may be aware, at the time grants are made, of matters or potential developments that are not ripe for public disclosure at that time but that may result in public announcement of material information at a later date. In March 2011, the compensation committee of our board of directors authorized annual long-term incentive awards of stock options, restricted stock, restricted stock units and performance shares to our executive officers, other employees and non-employee directors.
Employee Stock Purchase Plan
In August 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. In May 2011, our stockholders approved an amendment to the ESPP that increased the aggregate number of shares of common stock available for purchase under the ESPP to 1,000,000. At September 30, 2011, 545,077 shares remained available for purchase under the ESPP. Our ESPP is compensatory and, as a result, we record an expense on our consolidated statements of operations related to the ESPP. Since July 2009, the purchase discount under the ESPP has been 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.
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
Partnership Phantom Units
The following table presents phantom unit activity for the nine months ended September 30, 2011:

		Weighted
		Average
		Grant-Date
	Phantom	Fair Value
	Units	per Unit
Phantom units outstanding, December 31, 2010	98,537	$19.23
Granted	20,851	28.50
Vested	(45,634)	19.04
Cancelled	(851)	18.60

Phantom units outstanding, September 30, 2011	72,903	22.01

As of September 30, 2011, $1.1 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 1.5 years.

13. COMMITMENTS AND CONTINGENCIES
We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

		Maximum Potential
		Undiscounted
		Payments as of
	Term	September 30, 2011
Performance guarantees through letters of credit(1)	2011-2015	$246,900
Standby letters of credit	2011-2014	16,417
Commercial letters of credit	2011-2012	610
Bid bonds and performance bonds(1)	2011-2021	127,063

Maximum potential undiscounted payments		$390,990

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.
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
In the ordinary course of business, we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, we believe that any ultimate liability arising from these actions will not have a material effect on our consolidated financial position, results of operations or cash flows. Because of the inherent uncertainty of litigation, however, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material effect on our consolidated financial position, results of operations or cash flows for the period in which the resolution occurs.
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
In September 2011, the FASB issued an update allowing entities to use a qualitative approach to test goodwill for impairment. Under this update, entities are permitted to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not believe the adoption of this update will have a material impact on our consolidated financial statements.
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

The following table presents sales and other financial information by industry segment for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	North
	America	International			Reportable
	Contract	Contract	Aftermarket		Segments
Three months ended	Operations	Operations	Services	Fabrication	Total
September 30, 2011:
Revenue from external customers	$151,402	$113,759	$106,666	$332,651	$704,478
Gross margin(1)	73,763	65,532	20,679	29,392	189,366
September 30, 2010:
Revenue from external customers	$152,007	$111,879	$82,348	$279,389	$625,623
Gross margin(1)	73,726	64,943	8,631	47,673	194,973

	North
	America	International			Reportable
	Contract	Contract	Aftermarket		Segments
Nine months ended	Operations	Operations	Services	Fabrication	Total
September 30, 2011:
Revenue from external customers	$453,211	$330,384	$282,506	$914,428	$1,980,529
Gross margin(1)	219,554	191,425	37,448	102,526	550,953
September 30, 2010:
Revenue from external customers	$456,682	$352,706	$236,034	$800,331	$1,845,753
Gross margin(1)	232,215	222,042	35,415	125,344	615,016

(1)	Gross margin, a non-GAAP financial measure, is reconciled to net income (loss) below.
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
The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$(214,547)	$(18,356)	$(275,235)	$15,030
Selling, general and administrative	90,969	88,229	274,442	266,446
Depreciation and amortization	91,018	98,503	274,172	296,466
Long-lived asset impairment	2,310	2,246	4,373	4,698
Restructuring charges	2,941	—	2,941	—
Goodwill impairment	196,142	—	196,142	—
Interest expense	38,672	33,050	110,428	98,592
Equity in loss of non-consolidated affiliates	262	—	262	348
Other (income) expense, net	13,588	(2,941)	10,223	(7,609)
Benefit from income taxes	(33,491)	(7,083)	(51,004)	(10,898)
(Income) loss from discontinued operations, net of tax	1,502	1,325	4,209	(48,057)

Gross margin	$189,366	$194,973	$550,953	$615,016

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

17. TRANSACTIONS RELATED TO THE PARTNERSHIP
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
In March 2011, we sold, pursuant to a public underwritten offering, 5,914,466 common units representing limited partner interests in the Partnership, including 664,466 common units to cover over-allotments. We used the $162.2 million of net proceeds received from the sale of the common units to repay borrowings under our revolving credit facility and term loan. The change in our ownership interest of the Partnership from the sale of the common units resulted in adjustments to noncontrolling interest, accumulated other comprehensive loss, deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.
In September 2010, we sold, pursuant to a public underwritten offering, 5,290,000 common units representing limited partner interests in the Partnership, including 690,000 common units to cover over-allotments. We used the $109.4 million of net proceeds received from the sale of the common units to repay borrowings under our revolving credit facility and term loan. The change in our ownership interest of the Partnership from the sale of the common units resulted in adjustments to noncontrolling interest, accumulated other comprehensive loss and additional paid-in capital to reflect our new ownership percentage in the Partnership.
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
Through our wholly-owned subsidiaries, we own all of the subordinated units of the Partnership. As of each of June 30, 2011 and 2010, the Partnership met the requirements under its partnership agreement for early conversion of 1,581,250 of these subordinated units into common units. Accordingly, in each of August 2011 and 2010, 1,581,250 subordinated units converted into common units. As of September 30, 2011, the Partnership met the requirements under its partnership agreement for conversion of all remaining subordinated units into common units and therefore, we expect the remaining 3,162,500 subordinated units to convert into common units in November 2011.

The table below presents the effects of changes from net income (loss) attributable to Exterran stockholders and changes in our equity interest of the Partnership on our equity attributable to Exterran’s stockholders (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Net income (loss) attributable to Exterran stockholders	$(274,030)	$16,203
Increase in Exterran stockholders’ additional paid in capital for sale of Partnership units	123,904	41,111

Change from net income (loss) attributable to Exterran stockholders and transfers to the noncontrolling interest	$(150,126)	$57,314

18. CONSOLIDATING FINANCIAL STATEMENTS
Exterran Energy Corp. (Subsidiary Issuer), our wholly-owned subsidiary, is the issuer of our convertible senior notes due 2014 (the “4.75% Notes”). Exterran Holdings, Inc. (Parent) has agreed to fully and unconditionally guarantee the obligations of Exterran Energy Corp. relating to our 4.75% Notes. There are no other subsidiaries of the Parent that have provided guarantees to the 4.75% Notes. The Guarantor Subsidiaries and Other Subsidiaries columns represent non-guarantor subsidiaries for the 4.75% Notes.
We are the issuer of our 7.25% senior notes due December 2018 (the “7.25% Notes”). Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, and EXH MLP LP LLC (all our wholly-owned subsidiaries; together the Guarantor Subsidiaries), have agreed to fully and unconditionally guarantee our obligations relating to the 7.25% Notes. There is no subsidiary issuer for the 7.25% debt; that debt was issued solely by the Parent. The Subsidiary Issuer and Other Subsidiaries columns represent non-guarantor subsidiaries for the 7.25% Notes.
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

Condensed Consolidating Balance Sheet
September 30, 2011

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
			(in thousands)
ASSETS

Current assets	$11	$—	$592,225	$578,513	$184	$1,170,933
Current assets associated with discontinued operations	—	—	—	4,322	—	4,322

Total current assets	11	—	592,225	582,835	184	1,175,255

Property, plant and equipment, net	—	—	1,478,346	1,517,368	—	2,995,714
Investments in affiliates	1,867,277	1,827,959	1,772,199	—	(5,467,435)	—
Intangible and other assets, net	19,398	39,318	120,862	125,055	(38,788)	265,845
Intercompany receivables	895,086	1,016,679	73,990	682,841	(2,668,596)	—
Long-term assets associated with discontinued operations	—	—	—	295	—	295

Total long-term assets	2,781,761	2,883,956	3,445,397	2,325,559	(8,174,819)	3,261,854

Total assets	$2,781,772	$2,883,956	$4,037,622	$2,908,394	$(8,174,635)	$4,437,109

LIABILITIES AND EQUITY

Current liabilities	$16,767	$1,440	$374,580	$339,572	$(15,056)	$717,303
Current liabilities associated with discontinued operations	—	—	—	6,963	—	6,963

Total current liabilities	16,767	1,440	374,580	346,535	(15,056)	724,266

Long-term debt	1,020,914	143,750	—	544,360	—	1,709,024
Intercompany payables	—	871,489	1,699,520	97,587	(2,668,596)	—
Other long-term liabilities	2,312	—	135,563	133,907	(23,548)	248,234
Long-term liabilities associated with discontinued operations	—	—	—	13,806	—	13,806

Total liabilities	1,039,993	1,016,679	2,209,663	1,136,195	(2,707,200)	2,695,330

Total equity	1,741,779	1,867,277	1,827,959	1,772,199	(5,467,435)	1,741,779

Total liabilities and equity	$2,781,772	$2,883,956	$4,037,622	$2,908,394	$(8,174,635)	$4,437,109

Condensed Consolidating Balance Sheet
December 31, 2010

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
			(in thousands)
ASSETS

Current assets	$160	$—	$559,367	$595,151	$8	$1,154,686
Current assets associated with discontinued operations	—	—	—	5,918	—	5,918

Total current assets	160	—	559,367	601,069	8	1,160,604

Property, plant and equipment, net	—	—	1,680,256	1,412,396	—	3,092,652
Goodwill	—	—	146,876	49,804	—	196,680
Investments in affiliates	1,998,616	1,991,518	1,967,403	—	(5,957,537)	—
Intangible and other assets, net	17,343	40,594	147,513	115,766	(38,788)	282,428
Intercompany receivables	1,118,405	1,207,450	72,714	889,073	(3,287,642)	—
Long-term assets associated with discontinued operations	—	—	—	9,172	—	9,172

Total long-term assets	3,134,364	3,239,562	4,014,762	2,476,211	(9,283,967)	3,580,932

Total assets	$3,134,524	$3,239,562	$4,574,129	$3,077,280	$(9,283,959)	$4,741,536

LIABILITIES AND EQUITY

Current liabilities	$21,320	$3,147	$352,409	$368,346	$(2,573)	$742,649
Current liabilities associated with discontinued operations	—	—	—	15,554	—	15,554

Total current liabilities	21,320	3,147	352,409	383,900	(2,573)	758,203

Long-term debt	1,298,165	143,750	—	455,232	—	1,897,147
Intercompany payables	—	1,094,049	2,096,523	97,070	(3,287,642)	—
Other long-term liabilities	12,615	—	133,679	160,564	(36,207)	270,651
Long-term liabilities associated with discontinued operations	—	—	—	13,111	—	13,111

Total liabilities	1,332,100	1,240,946	2,582,611	1,109,877	(3,326,422)	2,939,112

Total equity	1,802,424	1,998,616	1,991,518	1,967,403	(5,957,537)	1,802,424

Total liabilities and equity	$3,134,524	$3,239,562	$4,574,129	$3,077,280	$(9,283,959)	$4,741,536

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2011

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
			(in thousands)
Revenues	$—	$—	$365,058	$365,206	$(25,786)	$704,478

Costs of sales (excluding depreciation and amortization expense)	—	—	296,607	244,291	(25,786)	515,112
Selling, general and administrative	48	138	40,993	49,790	—	90,969
Depreciation and amortization	—	—	33,294	57,724	—	91,018
Long-lived asset impairment	—	—	1,522	788	—	2,310
Restructuring charges	—	—	—	2,941	—	2,941
Goodwill impairment	—	—	146,876	49,266	—	196,142
Interest expense	26,895	1,707	678	9,392	—	38,672
Other (income) expense:
Intercompany charges, net	(15,531)	(1,707)	17,238	—	—	—
Equity in loss of affiliates	208,458	208,368	55,133	262	(471,959)	262
Other, net	10	—	491	13,087	—	13,588

Loss before income taxes	(219,880)	(208,506)	(227,774)	(62,335)	471,959	(246,536)
Benefit from income taxes	(3,906)	(48)	(19,406)	(10,131)	—	(33,491)

Loss from continuing operations	(215,974)	(208,458)	(208,368)	(52,204)	471,959	(213,045)
Loss from discontinued operations, net of tax	—	—	—	(1,502)	—	(1,502)

Net loss	(215,974)	(208,458)	(208,368)	(53,706)	471,959	(214,547)
Less: Net income attributable to the noncontrolling interest	—	—	—	(1,427)	—	(1,427)

Net loss attributable to Exterran stockholders	$(215,974)	$(208,458)	$(208,368)	$(55,133)	$471,959	$(215,974)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2010

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
			(in thousands)
Revenues	$—	$—	$257,748	$450,430	$(82,555)	$625,623

Costs of sales (excluding depreciation and amortization expense)	—	—	219,125	294,080	(82,555)	430,650
Selling, general and administrative	185	75	32,330	55,639	—	88,229
Depreciation and amortization	—	—	32,115	66,388	—	98,503
Long-lived asset impairment	—	—	2,153	93	—	2,246
Interest (income) expense	19,323	1,707	(12,846)	24,866	—	33,050
Other (income) expense:
Intercompany charges, net	(20,611)	3,070	17,541	—	—	—
Equity in (income) loss of affiliates	18,691	15,537	(3,651)	—	(30,577)	—
Other, net	10	—	(4,875)	1,924	—	(2,941)

Income (loss) before income taxes	(17,598)	(20,389)	(24,144)	7,440	30,577	(24,114)
Provision for (benefit) from income taxes	387	(1,698)	(8,607)	2,835	—	(7,083)

Income (loss) from continuing operations	(17,985)	(18,691)	(15,537)	4,605	30,577	(17,031)
Loss from discontinued operations, net of tax	—	—	—	(1,325)	—	(1,325)

Net income (loss)	(17,985)	(18,691)	(15,537)	3,280	30,577	(18,356)
Less: Net loss attributable to the noncontrolling interest	—	—	—	371	—	371

Net income (loss) attributable to Exterran stockholders	$(17,985)	$(18,691)	$(15,537)	$3,651	$30,577	$(17,985)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2011

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
			(in thousands)
Revenues	$—	$—	$1,014,679	$1,192,573	$(226,723)	$1,980,529

Costs of sales (excluding depreciation and amortization expense)	—	—	806,760	849,539	(226,723)	1,429,576
Selling, general and administrative	166	417	129,350	144,509	—	274,442
Depreciation and amortization	—	—	113,324	160,848	—	274,172
Long-lived asset impairment	—	—	3,265	1,108	—	4,373
Restructuring charges	—	—	—	2,941	—	2,941
Goodwill impairment	—	—	146,876	49,266	—	196,142
Interest expense	73,383	5,121	136	31,788	—	110,428
Other (income) expense:
Intercompany charges, net	(44,886)	(4,858)	49,744	—	—	—
Equity in loss of affiliates	255,369	254,927	62,230	262	(572,526)	262
Other, net	30	—	(4,937)	15,130	—	10,223

Loss before income taxes	(284,062)	(255,607)	(292,069)	(62,818)	572,526	(322,030)
Benefit from income taxes	(10,032)	(238)	(37,142)	(3,592)	—	(51,004)

Loss from continuing operations	(274,030)	(255,369)	(254,927)	(59,226)	572,526	(271,026)
Loss from discontinued operations, net of tax	—	—	—	(4,209)	—	(4,209)

Net loss	(274,030)	(255,369)	(254,927)	(63,435)	572,526	(275,235)
Less: Net loss attributable to the noncontrolling interest	—	—	—	1,205	—	1,205

Net loss attributable to Exterran stockholders	$(274,030)	$(255,369)	$(254,927)	$(62,230)	$572,526	$(274,030)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2010

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
			(in thousands)
Revenues	$—	$—	$757,471	$1,288,998	$(200,716)	$1,845,753

Costs of sales (excluding depreciation and amortization expense)	—	—	608,597	822,856	(200,716)	1,230,737
Selling, general and administrative	295	230	97,085	168,836	—	266,446
Depreciation and amortization	—	—	95,207	201,259	—	296,466
Long-lived asset impairment	—	—	4,374	324	—	4,698
Interest (income) expense	53,392	5,121	(29,712)	69,791	—	98,592
Other (income) expense:
Intercompany charges, net	(27,776)	780	26,996	—	—	—
Equity in (income) loss of affiliates	(33,076)	(37,061)	(57,906)	348	128,043	348
Other, net	30	—	(14,801)	7,162	—	(7,609)

Income (loss) before income taxes	7,135	30,930	27,631	18,422	(128,043)	(43,925)
Provision for (benefit from) income taxes	(9,068)	(2,146)	(9,430)	9,746	—	(10,898)

Income (loss) from continuing operations	16,203	33,076	37,061	8,676	(128,043)	(33,027)
Income from discontinued operations, net of tax	—	—	—	48,057	—	48,057

Net income	16,203	33,076	37,061	56,733	(128,043)	15,030
Less: Net loss attributable to the noncontrolling interest	—	—	—	1,173	—	1,173

Net income attributable to Exterran stockholders	$16,203	$33,076	$37,061	$57,906	$(128,043)	$16,203

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2011

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
			(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$233,041	$1,529	$(139,334)	$(22,116)	$—	$73,120
Net cash provided by discontinued operations	—	—	—	1,336	—	1,336

Net cash provided by (used in) operating activities	233,041	1,529	(139,334)	(20,780)	—	74,456

Cash flows from investing activities:
Capital expenditures	—	—	(103,329)	(75,524)	—	(178,853)
Proceeds from sale of property, plant and equipment	—	—	10,736	28,475	—	39,211
Decrease in restricted cash	—	—	—	819	—	819
Cash invested in non-consolidated affiliates	—	—	—	(262)	—	(262)
Net proceeds from the sale of Partnership units	—	—	289,908	—	—	289,908
Investment in consolidated subsidiaries	(164,898)	(132,974)	—	—	297,872	—

Net cash provided by (used in) investing activities	(164,898)	(132,974)	197,315	(46,492)	297,872	150,823

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,096,240	—	—	506,627	—	1,602,867
Repayments of long-term debt	(1,387,078)	—	—	(417,500)	—	(1,804,578)
Payments for debt issue costs	(7,666)	—	—	(980)	—	(8,646)
Proceeds from stock options exercised	526	—	—	—	—	526
Proceeds from stock issued pursuant to our employee stock purchase plan	1,435	—	—	—	—	1,435
Purchases of treasury stock	(2,456)	—	—	—	—	(2,456)
Stock-based compensation excess tax benefit	836	—	—	—	—	836
Distributions to noncontrolling partners in the Partnership	—	—	—	(27,790)	—	(27,790)
Capital contribution, net	—	164,898	132,974	—	(297,872)	—
Borrowings (repayments) between subsidiaries, net	229,871	(33,453)	(190,771)	(5,647)	—	—

Net cash provided by (used in) financing activities	(68,292)	131,445	(57,797)	54,710	(297,872)	(237,806)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,458)	—	(2,458)

Net increase (decrease) in cash and cash equivalents	(149)	—	184	(15,020)	—	(14,985)
Cash and cash equivalents at beginning of year	160	—	1,586	42,870	—	44,616

Cash and cash equivalents at end of year	$11	$—	$1,770	$27,850	$—	$29,631

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2010

		Subsidiary	Guarantor	Other
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidation
			(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(21,030)	$(4,316)	$(6,710)	$284,093	$—	$252,037
Net cash used in discontinued operations	—	—	—	(3,880)	—	(3,880)

Net cash provided by (used in) operating activities	(21,030)	(4,316)	(6,710)	280,213	—	248,157

Cash flows from investing activities:
Capital expenditures	—	—	(54,821)	(113,641)	—	(168,462)
Proceeds from sale of property, plant and equipment	—	—	10,205	15,295	—	25,500
Decrease in restricted cash	—	—	—	7,436	—	7,436
Cash invested in non-consolidated affiliates	—	—	—	(348)	—	(348)
Net proceeds from the sale of Partnership units	—	—	109,365	—	—	109,365
Investment in consolidated subsidiaries	(10,695)	23,622	—	—	(12,927)	—

Net cash provided by (used in) continuing operations	(10,695)	23,622	64,749	(91,258)	(12,927)	(26,509)
Net cash provided by discontinued operations	—	—	—	89,509	—	89,509

Net cash provided by (used in) investing activities	(10,695)	23,622	64,749	(1,749)	(12,927)	63,000

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	839,362	—	—	16,966	—	856,328
Repayments of long-term debt	(874,083)	—	—	(284,000)	—	(1,158,083)
Proceeds from stock options exercised	768	—	—	—	—	768
Proceeds from stock issued pursuant to our employee stock purchase plan	1,874	—	—	—	—	1,874
Purchases of treasury stock	(2,010)	—	—	—	—	(2,010)
Stock-based compensation excess tax benefit	1,157	—	—	—	—	1,157
Distribution to noncontrolling partners in the Partnership	—	—	—	(11,631)	—	(11,631)
Capital contribution (distribution), net	—	10,695	(23,622)	—	12,927	—
Borrowings (repayments) between subsidiaries, net	64,722	(30,001)	(34,928)	207	—	—

Net cash provided by (used in) financing activities	31,790	(19,306)	(58,550)	(278,458)	12,927	(311,597)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,938)	—	(1,938)

Net increase (decrease) in cash and cash equivalents	65	—	(511)	(1,932)	—	(2,378)
Cash and cash equivalents at beginning of year	49	—	4,954	78,742	—	83,745

Cash and cash equivalents at end of year	$114	$—	$4,443	$76,810	$—	$81,367

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
Exterran Partners, L.P.
We have an equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of September 30, 2011, public unitholders held a 65% ownership interest in the Partnership and we owned the remaining equity interest, including the general partner interest and all incentive distribution rights. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional interests in the Partnership. As of September 30, 2011, the Partnership had a fleet of 4,500 compressor units comprising approximately 1,885,000 horsepower, or 53% (by then available horsepower) of our and the Partnership’s combined total U.S. horsepower.
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
Natural Gas Consumption and Production. Natural gas consumption in the U.S. for the twelve months ended July 31, 2011 increased by approximately 4% over the twelve months ended July 31, 2010. The Energy Information Administration (“EIA”) estimates that natural gas consumption in the U.S. will increase by 0.7% in 2012 and will increase by an average of 0.5% per year thereafter until 2035. Natural gas consumption worldwide is projected to increase by 1.6% per year until 2035, according to the EIA.
Natural gas marketed production in the U.S. for the twelve months ended July 31, 2011 increased by approximately 7% over the twelve months ended July 31, 2010. In 2009, the U.S. accounted for an estimated annual production of approximately 22 trillion cubic feet of natural gas, or 19% of the worldwide total of approximately 113 trillion cubic feet. The EIA estimates that the U.S.’s natural gas production level will be approximately 26 trillion cubic feet in 2035, or 16% of the projected worldwide total of approximately 169 trillion cubic feet.
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
During 2011, we have seen an increase in drilling activity and an increase in order activity and bookings in our fabrication business segment in the North America market, particularly in shale plays and areas focused on the production of oil and natural gas liquids. This activity has led to higher demand for our compression and production and processing equipment, which has resulted in higher fabrication revenues in 2011 compared to 2010. Our North America contract operations business has also benefited from the increase in activity in shale plays and areas focused on the production of oil and natural gas liquids. However, these increases have been offset by horsepower declines in more mature and predominantly conventional markets. We also believe that the low natural gas price environment, the current available supply of idle and underutilized compression equipment in the industry and the new investment of capital in equipment could make it challenging for us to significantly improve our North America contract operations horsepower utilization and pricing in the near term.
In international markets, we believe there will continue to be demand for our contract operations and Total Solutions projects, and we expect to have opportunities to grow our international business through our contract operations, aftermarket services and fabrication business segments over the long term. However, in 2011, we have not yet seen increases in international bookings and revenue in our fabrication business segment, which could negatively impact our revenue in 2012.

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
On October 10, 2011, our management approved a workforce cost reduction program across all of our business segments as a first step in a broader overall profit improvement initiative. These actions are the result of a review of our cost structure aimed at identifying ways to reduce our on-going operating costs and to adjust the size of our workforce to be consistent with current and expected activity levels. We expect that a significant portion of the workforce cost reduction program will be completed in the fourth quarter of 2011, with the remainder completed in the first half of 2012. Our plan includes reducing our headcount associated with cost of sales and SG&A which we estimate will equate to approximately $20 million to $25 million in annual savings.
During the three months ended September 30, 2011, we incurred $2.9 million of restructuring charges that were related to consulting services and termination benefits. These charges are reflected as Restructuring charges in our consolidated statements of operations. We currently estimate that we will incur additional charges with respect to the workforce cost reduction program discussed above of approximately $11 million to $14 million. Approximately $8 million to $11 million of the expected additional charges are severance and employee benefit costs, approximately $2 million is related to consulting services and the remaining amount is for other facility closure and moving costs. Of the total estimated charges, approximately $11 million to $14 million will result in cash expenditures. No cash expenditures were made in the three months ended September 30, 2011.
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
Operating Highlights
The following tables summarize our total available horsepower, total operating horsepower, horsepower utilization percentages and fabrication backlog (horsepower in thousands and dollars in millions):

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total Available Horsepower (at period end):
North America	3,648	4,272	3,648	4,272
International	1,236	1,281	1,236	1,281

Total	4,884	5,553	4,884	5,553

Total Operating Horsepower (at period end):
North America	2,832	2,827	2,832	2,827
International	977	1,020	977	1,020

Total	3,809	3,847	3,809	3,847

Average Operating Horsepower:
North America	2,825	2,822	2,834	2,833
International	978	1,032	978	1,031

Total	3,803	3,854	3,812	3,864

Horsepower Utilization (at period end):
North America	78%	66%	78%	66%
International	79%	80%	79%	80%
Total	78%	69%	78%	69%

	September 30, 2011	December 31, 2010	September 30, 2010
Compressor and Accessory Fabrication Backlog	$166.1	$220.2	$229.5
Production and Processing Equipment Fabrication Backlog	406.6	483.3	461.4

Fabrication Backlog	$572.7	$703.5	$690.9

FINANCIAL RESULTS OF OPERATIONS
Summary of Results
Revenue. Revenue for the three months ended September 30, 2011 was $704.5 million compared to $625.6 million for the three months ended September 30, 2010. Revenue for the nine months ended September 30, 2011 was $1,980.5 million compared to $1,845.8 million for the nine months ended September 30, 2010. The increase in revenue was primarily due to higher fabrication sales in North America in the three and nine months ended September 30, 2011.
Net income (loss) attributable to Exterran stockholders and EBITDA, as adjusted. We recorded a consolidated net loss attributable to Exterran stockholders of $216.0 million and $18.0 million for the three months ended September 30, 2011 and 2010, respectively. We recorded a consolidated net loss attributable to Exterran stockholders of $274.0 million and consolidated net income attributable to Exterran stockholders of $16.2 million for the nine months ended September 30, 2011 and 2010, respectively. We recorded EBITDA, as adjusted, of $99.7 million and $104.6 million for the three months ended September 30, 2011 and 2010, respectively. We recorded EBITDA, as adjusted, of $280.0 million and $349.0 million for the nine months ended September 30, 2011 and 2010, respectively. Net loss attributable to Exterran stockholders for the three and nine months ended September 30, 2011 was negatively impacted by goodwill impairments of $196.1 million. EBITDA, as adjusted, for the three and nine months ended September 30, 2011 was impacted by reduced gross margin from operations caused by challenging market conditions. Net income attributable to Exterran stockholders and EBITDA, as adjusted, for the nine months ended September 30, 2010 benefited from $19.2 million of revenue with little incremental cost from the early termination of a project in Brazil. EBITDA, as adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “-Non-GAAP Financial Measures.”
THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010
Summary of Business Segment Results
North America Contract Operations
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2011	2010	(Decrease)
Revenue	$151,402	$152,007	0%
Cost of sales (excluding depreciation and amortization expense)	77,639	78,281	(1)%

Gross margin	$73,763	$73,726	0%
Gross margin percentage	49%	49%	0%
The decrease in revenue was primarily attributable to a reduction of rebillable freight and a decrease in revenue in our contract water treatment business in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The decrease in revenue was partially offset by an increase in revenue from a gas processing plant that began operations during the first quarter of 2011. Average operating horsepower remained consistent during the three months ended September 30, 2011 and 2010. The decrease in cost of sales was primarily due to efficiency gains in our field operations, partially offset by an increase in lube oil expense and non-rebillable freight expense. Gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense), a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 15 to the Financial Statements.
International Contract Operations
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2011	2010	(Decrease)
Revenue	$113,759	$111,879	2%
Cost of sales (excluding depreciation and amortization expense)	48,227	46,936	3%

Gross margin	$65,532	$64,943	1%
Gross margin percentage	58%	58%	0%

The increase in revenue and gross margin in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily the result of increased revenue in Nigeria and Mexico of $2.5 million and $4.0 million, respectively. The increase in revenue and gross margin in 2011 was partially offset by a reduction of revenue and gross margin due to a customer’s purchase of units in Thailand in the fourth quarter of 2010 that generated revenue of $2.7 million in the three months ended September 30, 2010. Gross margin and gross margin percentage in the three months ended September 30, 2011 were also impacted by higher operating costs in Argentina and Brazil caused primarily by inflation.
Aftermarket Services
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2011	2010	(Decrease)
Revenue	$106,666	$82,348	30%
Cost of sales (excluding depreciation and amortization expense)	85,987	73,717	17%

Gross margin	$20,679	$8,631	140%
Gross margin percentage	19%	10%	9%
The increase in revenue in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to increases in revenue of $6.1 million and $13.7 million in North America and the Eastern Hemisphere, respectively. Revenue and gross margin in the Eastern Hemisphere for the three months ended September 30, 2011 included $3.9 million from the renegotiation of the rates on an operations and maintenance contract in Gabon that were retroactive back to April 2010. The remaining increase in gross margin and gross margin percentage in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to higher margins in North America.

Fabrication
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2011	2010	(Decrease)
Revenue	$332,651	$279,389	19%
Cost of sales (excluding depreciation and amortization expense)	303,259	231,716	31%

Gross margin	$29,392	$47,673	(38)%
Gross margin percentage	9%	17%	(8)%
The increase in revenue in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to $119.1 million of higher revenue in North America. This increase was partially offset by a $59.9 million reduction of revenue in the Eastern Hemisphere. The decrease in gross margin and gross margin percentage for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to lower margins on a project in the Eastern Hemisphere and increased revenue from projects in North America, which typically have lower margins than the margins on our international fabrication projects.
Costs and Expenses
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2011	2010	(Decrease)
Selling, general and administrative	$90,969	$88,229	3%
Depreciation and amortization	91,018	98,503	(8)%
Long-lived asset impairment	2,310	2,246	3%
Restructuring charges	2,941	—	n/a
Goodwill impairment	196,142	—	n/a
Interest expense	38,672	33,050	17%
Other (income) expense, net	13,588	(2,941)	(562)%
The increase in selling, general and administrative (“SG&A”) expense during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to a $2.7 million increase in compensation and benefit costs. SG&A expense was 13% and 14% of revenue for the three months ended September 30, 2011 and 2010, respectively.
Depreciation and amortization decreased by $7.5 million, primarily due to the impact of the $136.0 million long-lived asset impairment recorded in the fourth quarter of 2010 and a reduction in depreciation in our international contract operations business. During the fourth quarter of 2010, we completed an evaluation of our longer-term strategies and, as a result, determined to retire and sell approximately 1,800 idle compressor units, or approximately 600,000 horsepower, that were previously used to provide services in our North America and international contract operations businesses. The long-lived asset impairment decreased depreciation and amortization expense by approximately $4.6 million in the three months ended September 30, 2011.
Long-lived asset impairments in the three months ended September 30, 2011 and 2010 were $2.3 million and $2.2 million, respectively, and resulted from impairments that were recorded on idle compression units.
Restructuring charges of $2.9 million in the three months ended September 30, 2011 were related to severance benefits and consulting services incurred in the third quarter of 2011. See Note 11 to the Financial Statements for further discussion of these charges.
As a result of the level of decline in our stock price and corresponding market capitalization in the third quarter of 2011, we performed a goodwill impairment test of our aftermarket services and fabrication reporting units’ goodwill as of September 30, 2011. This decline in our market capitalization led us to increase the estimate of the market’s implied weighted average cost of capital and reduce the present value of the forecasted cash flows. The test indicated that our aftermarket services and fabrication reporting units’ goodwill was impaired and therefore we recorded a full impairment of the goodwill associated with these reporting units in the third quarter of 2011. See Note 9 to the Financial Statements for further discussion of the goodwill impairments.
The increase in interest expense for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily due to the refinancing of portions of our outstanding debt at higher interest rates, including our 7.25% senior notes due December 2018, which we issued in November 2010. In addition, we expensed $1.6 million of unamortized deferred financing costs due to the refinancing of our senior secured credit facility in the three months ended September 30, 2011. The increase in interest expense was partially offset by a lower average debt balance during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.
The change in other (income) expense, net, was primarily due to a foreign currency loss of $14.6 million for the three months ended September 30, 2011 compared to a gain of $1.5 million for the three months ended September 30, 2010. Our foreign currency gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates. For the three months ended September 30, 2011, foreign currency loss included $15.4 million in translation losses related to the re-measurement of our Brazil subsidiary’s U.S. dollar denominated inter-company debt.
Income Taxes
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2011	2010	(Decrease)
Benefit from income taxes	$(33,491)	$(7,083)	373%
Effective tax rate	13.6%	29.4%	(15.8)%
The decrease in our effective tax rate in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to the goodwill impairment expense of $196.1 million, of which only $41.9 million is deductible for income tax purposes.
Discontinued Operations
(dollars in thousands)

	Three months ended
	September 30,		Increase
	2011	2010	(Decrease)
Income (loss) from discontinued operations, net of tax	$(1,502)	$(1,325)	13%
Income (loss) from discontinued operations, net of tax for the three months ended September 30, 2011 and 2010, related to our operations in Venezuela that were expropriated in June 2009 and include the costs associated with our pending arbitration proceeding. As discussed in Note 2 to the Financial Statements, in June 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela and by the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela.

THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010
Summary of Business Segment Results
North America Contract Operations
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2011	2010	(Decrease)
Revenue	$453,211	$456,682	(1)%
Cost of sales (excluding depreciation and amortization expense)	233,657	224,467	4%

Gross margin	$219,554	$232,215	(5)%
Gross margin percentage	48%	51%	(3)%
The decrease in revenue was primarily attributable to a reduction of revenue in our contract water treatment business in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decrease in revenue was partially offset by an increase in revenue from a gas processing plant that began operations in the first quarter of 2011. Average operating horsepower remained consistent during the nine months ended September 30, 2011 and 2010. The decrease in gross margin and gross margin percentage in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to an increase in lube oil expense and costs to deploy idle fleet assets on customer contracts.
International Contract Operations
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2011	2010	(Decrease)
Revenue	$330,384	$352,706	(6)%
Cost of sales (excluding depreciation and amortization expense)	138,959	130,664	6%

Gross margin	$191,425	$222,042	(14)%
Gross margin percentage	58%	63%	(5)%
The decrease in revenue, gross margin and gross margin percentage in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to the recognition of $19.2 million of revenue with little incremental cost from the early termination of a project in Brazil recorded in the nine months ended September 30, 2010. Gross margin and gross margin percentage in the nine months ended September 30, 2011 were also impacted by higher operating costs in Argentina and Brazil caused primarily by inflation.
Aftermarket Services
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2011	2010	(Decrease)
Revenue	$282,506	$236,034	20%
Cost of sales (excluding depreciation and amortization expense)	245,058	200,619	22%

Gross margin	$37,448	$35,415	6%
Gross margin percentage	13%	15%	(2)%
The increase in revenue in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to an increase in North America and Eastern Hemisphere revenue of $22.3 million and $23.4 million, respectively. Revenue and gross margin in the Eastern Hemisphere for the nine months ended September 30, 2011 included $3.9 million from the renegotiation of the rates, retroactive to April 2010, on an operations and maintenance contract in Gabon. The decrease in gross margin percentage in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to changes in market conditions that have led to a more competitive environment and lower margins on international projects.

Fabrication
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2011	2010	(Decrease)
Revenue	$914,428	$800,331	14%
Cost of sales (excluding depreciation and amortization expense)	811,902	674,987	20%

Gross margin	$102,526	$125,344	(18)%
Gross margin percentage	11%	16%	(5)%
The increase in revenue for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to $240.0 million of higher revenue in North America. This increase was partially offset by a $131.8 million reduction of revenue in the Eastern Hemisphere. The decrease in gross margin and gross margin percentage was primarily due to lower margins on two projects in the Eastern Hemisphere and increased revenue from projects in North America, which typically have lower margins than the margins on our international fabrication projects.
Costs and Expenses
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2011	2010	(Decrease)
Selling, general and administrative	$274,442	$266,446	3%
Depreciation and amortization	274,172	296,466	(8)%
Long-lived asset impairment	4,373	4,698	(7)%
Restructuring charges	2,941	—	n/a
Goodwill impairment	196,142	—	n/a
Interest expense	110,428	98,592	12%
Other (income) expense, net	10,223	(7,609)	(234)%
The increase in SG&A expense during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to a $14.5 million increase in compensation and benefit costs, partially offset by a $8.4 million reduction in state and local taxes (primarily in North America and Brazil). SG&A expense was 14% of revenue for each of the nine month periods ended September 30, 2011 and 2010.
Depreciation and amortization decreased by $22.3 million, primarily due to the impact of the $136.0 million long-lived asset impairment recorded in the fourth quarter of 2010 and the accelerated depreciation of installation costs of $11.6 million on a project that was terminated early in the second quarter of 2010. During the fourth quarter of 2010, we completed an evaluation of our longer-term strategies and, as a result, determined to retire and sell approximately 1,800 idle compressor units, or approximately 600,000 horsepower, that were previously used to provide services in our North America and international contract operations businesses. The long-lived asset impairment decreased depreciation and amortization expense by approximately $14.3 million in the nine months ended September 30, 2011.
Restructuring charges of $2.9 million in the nine months ended September 30, 2011 were related to severance benefits and consulting services incurred in the third quarter of 2011. See Note 11 to the Financial Statements for further discussion of these charges.
Long-lived asset impairments in the nine months ended September 30, 2011 and 2010 were $4.4 million and $4.7 million, respectively, and resulted from impairments that were recorded on idle compression units.
As a result of the level of decline in our stock price and corresponding market capitalization in the third quarter of 2011, we performed a goodwill impairment test of our aftermarket services and fabrication reporting units’ goodwill as of September 30, 2011. This decline in our market capitalization led us to increase the estimate of the market’s implied weighted average cost of capital and reduce the present value of the forecasted cash flows. The test indicated that our aftermarket services and fabrication reporting units’ goodwill was impaired and therefore we recorded a full impairment of the goodwill associated with these reporting units in the third quarter of 2011. See Note 9 to the Financial Statements for further discussion of the goodwill impairments.

The increase in interest expense for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to the refinancing of portions of our outstanding debt at higher interest rates, including our 7.25% senior notes due December 2018, which we issued in November 2010. In addition, we expensed $1.6 million of unamortized deferred financing costs due to the refinancing of our senior secured credit facility and $1.4 million of unamortized deferred financing costs due to the termination of our asset-backed securitization facility in the nine months ended September 30, 2011. The increase in interest expense was partially offset by a lower average debt balance during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.
The change in other (income) expense, net, was primarily due to an increase in foreign currency loss of $15.1 million for the nine months ended September 30, 2011 compared to a gain of $1.0 million for the nine months ended September 30, 2010. Our foreign currency gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates. For the nine months ended September 30, 2011, foreign currency loss included $9.7 million in translation losses related to the re-measurement of our Brazil subsidiary’s U.S. dollar denominated inter-company debt. The nine months ended September 30, 2010 benefited from a $4.9 million gain recorded on the sale of a loan and our interest in an entity related to a project in Nigeria that had previously been written off. The change in other (income) expense, net, was also impacted by $1.9 million and $4.9 million, respectively, of importation penalties in Brazil for the nine months ended September 30, 2011 and 2010.
Income Taxes
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2011	2010	(Decrease)
Benefit from income taxes	$(51,004)	$(10,898)	368%
Effective tax rate	15.8%	24.8%	(9.0)%
The decrease in our effective tax rate in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to the goodwill impairment expense of $196.1 million, of which only $41.9 million is deductible for income tax purposes. The decrease in the effective rate was also impacted by a $3.9 million net tax benefit recorded on the sale of loans and interest in an entity related to a project in Nigeria in the nine months ended September 30, 2010.
Discontinued Operations
(dollars in thousands)

	Nine months ended
	September 30,		Increase
	2011	2010	(Decrease)
Income (loss) from discontinued operations, net of tax	$(4,209)	$48,057	(109)%
Income (loss) from discontinued operations, net of tax for the nine months ended September 30, 2011 and 2010 related to our operations in Venezuela that were expropriated in June 2009 including the costs associated with our pending arbitration proceeding. As discussed in Note 2 to the Financial Statements, in June 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela and by the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. Income (loss) from discontinued operations, net of tax, for the nine months ended September 30, 2010 includes a benefit of $40.9 million of payments received from PDVSA and its affiliates as consideration for the fixed assets of two projects. In January 2010, the Venezuelan government announced a devaluation of the Venezuelan bolivar. This devaluation resulted in a translation gain of approximately $12.2 million on the remeasurement of our net liability position in Venezuela and is reflected in Income (loss) from discontinued operations, net of tax for the nine months ended September 30, 2010. The functional currency of our Venezuela subsidiary is the U.S. dollar and we had more liabilities than assets denominated in bolivars in Venezuela at the time of the devaluation. The exchange rate used to remeasure our net liabilities changed from 2.15 bolivars per U.S. dollar at December 31, 2009 to 4.3 bolivars per U.S. dollar in January 2010.
Noncontrolling Interest
As of September 30, 2011, noncontrolling interest is primarily comprised of the portion of the Partnership’s earnings that is applicable to the limited partner interest in the Partnership owned by the public. As of September 30, 2011, public unitholders held a 65% ownership interest in the Partnership.

LIQUIDITY AND CAPITAL RESOURCES
Our unrestricted cash balance was $29.6 million at September 30, 2011, compared to $44.6 million at December 31, 2010. Working capital increased to $451.0 million at September 30, 2011 from $402.4 million at December 31, 2010, primarily due to a reduction of billings on uncompleted contracts in excess of costs and estimated earnings during the nine months ended September 30, 2011.
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Net cash provided by (used in) continuing operations:
Operating activities	$73,120	$252,037
Investing activities	150,823	(26,509)
Financing activities	(237,806)	(311,597)
Effect of exchange rate changes on cash and cash equivalents	(2,458)	(1,938)
Discontinued operations	1,336	85,629

Net change in cash and cash equivalents	$(14,985)	$(2,378)

Operating Activities. The decrease in cash provided by operating activities for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to a reduction in gross margin from operations in the nine months ended September 30, 2011 and an increase in cash used for working capital during the nine months ended September 30, 2011 compared to the 2010 period.
Investing Activities. The increase in cash provided by investing activities was primarily attributable to $289.9 million of net proceeds from the sale of Partnership units during the nine months ended September 30, 2011 compared to $109.4 million of net proceeds from the sale of Partnership units during the nine months ended September 30, 2010.
Financing Activities. The decrease in cash used in financing activities during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily attributable to a decrease in net repayments of long-term debt during the nine months ended September 30, 2011.
Capital Expenditures. We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our targeted return on capital. We currently plan to spend approximately $230 million to $240 million in net capital expenditures during 2011, including (1) contract operations equipment additions and (2) approximately $90 million to $95 million on equipment maintenance capital related to our contract operations business. Net capital expenditures are net of fleet sales.
Long-Term Debt. As of September 30, 2011, we had approximately $1.7 billion in outstanding debt obligations, consisting of $375.5 million outstanding under our revolving credit facility, $143.8 million outstanding under our 4.75% convertible notes due 2014, $295.4 million outstanding under our 4.25% Notes due June 2014, $350.0 million outstanding under our 7.25% senior notes due 2018, $394.0 million outstanding under the Partnership’s revolving credit facility, and $150.0 million outstanding under the Partnership’s term loan facility.
At September 30, 2011, we had undrawn capacity of $507.9 million under our revolving credit facility. Our senior secured credit agreement limits our Total Debt to EBITDA ratio to not greater than 5.0 to 1.0. Due to this limitation, $196.4 million of the $507.9 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of September 30, 2011.
In July 2011, we entered into a new five-year, $1.1 billion senior secured revolving credit facility (the “2011 Credit Facility”), which matures in July 2016 and replaced our former senior credit facility. We incurred approximately $7.8 million in transaction costs related to the 2011 Credit Facility. These costs are included in Intangible and other assets, net and amortized over the facility term. As a result of the termination of our former senior secured credit facility, we expensed approximately $1.6 million of deferred financing costs associated with our former senior secured credit facility in the third quarter of 2011.

Borrowings under the 2011 Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.50% to 2.50% and (ii) in the case of base rate loans, from 0.50% to 1.50%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At September 30, 2011, all amounts outstanding under the 2011 Credit Facility were LIBOR loans and the applicable margin was 2.25%. The weighted average annual interest rate at September 30, 2011 on the outstanding balance, excluding the effect of interest rate swaps, was 2.5% under the 2011 Credit Facility.
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
The credit agreement contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We are also subject to financial covenants, including a ratio of Adjusted EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 4.0 to 1.0. As of September 30, 2011, we maintained a 3.8 to 1.0 Adjusted EBITDA to Total Interest Expense ratio, a 4.3 to 1.0 consolidated Total Debt to Adjusted EBITDA ratio and a 1.4 to 1.0 Senior Secured Debt to Adjusted EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we were to experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements, including a default by the Partnership under its credit facility, would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of September 30, 2011, we were in compliance with all financial covenants under the credit agreement.
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
As of September 30, 2011, the Partnership had $156.0 million of undrawn capacity under its revolving credit facility. The Partnership Credit Agreement limits the Partnership’s Total Debt to EBITDA ratio (as defined in the Partnership Credit Agreement) to not greater than 4.75 to 1.0. The Partnership Credit Agreement allows for the Partnership’s Total Debt to EBITDA ratio to be increased from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after such an acquisition closes. Therefore, because the June 2011 Contract Operations Acquisition closed in the second quarter of 2011, the maximum allowed ratio of Total Debt to EBITDA is 5.25 to 1.0 through December 31, 2011, reverting to 4.75 to 1.0 for the quarter ending March 31, 2012 and subsequent quarters.
The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 2.25% to 3.25% and (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% or one-month LIBOR plus 1.0%. At September 30, 2011, all amounts outstanding under this facility were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance of this facility at September 30, 2011, excluding the effect of interest rate swaps, was 2.8%.
The Partnership’s term loan facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for term loans varies (i) in the case of LIBOR loans, from 2.5% to 3.5% and (ii) in the case of base rate loans, from 1.5% to 2.5%. At September 30, 2011, all amounts outstanding under the term loan were LIBOR loans and the applicable margin was 2.75%. The average annual interest rate on the outstanding balance of the term loan at September 30, 2011, excluding the effect of interest rate swaps, was 3.0%.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Agreement).
The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on its ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. It also contains various covenants requiring mandatory prepayments of the term loans from the net cash proceeds of certain future asset transfers and debt issuances. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Partnership Credit Agreement) and a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.75 to 1.0. As discussed above, because the June 2011 Contract Operations Acquisition closed during the second quarter of 2011, the Partnership’s Total Debt to EBITDA ratio was temporarily increased from 4.75 to 1.0 to 5.25 to 1.0 during the quarter ended June 30, 2011, and will continue at that level through December 31, 2011, reverting to 4.75 to 1.0 for the quarter ending March 31, 2012 and subsequent quarters. As of September 30, 2011, the Partnership maintained a 7.1 to 1.0 EBITDA to Total Interest Expense ratio and a 3.7 to 1.0 Total Debt to EBITDA ratio. A violation of the Partnership’s Total Debt to EBITDA covenant would be an event of default under the Partnership Credit Agreement, which would trigger cross-default provisions under certain of our debt agreements. As of September 30, 2011, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.
We have entered into interest rate swap agreements related to a portion of our variable rate debt. In the fourth quarter of 2010, we paid $43.0 million to terminate interest rate swap agreements with a total notional value of $585.0 million and a weighted average rate of 4.6%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive income (loss) will be amortized into interest expense over the original term of the swaps. Of the total amount included in accumulated other comprehensive income (loss), $15.0 million was amortized into interest expense during the first nine months of 2011 and we expect $5.3 million to be amortized into interest expense during the remainder of 2011. See Note 7 to the Financial Statements for further discussion of our interest rate swap agreements. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of our interest rate swap agreements.
We may from time to time seek to retire or purchase our outstanding debt though cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
On October 28, 2011, the board of directors of Exterran GP LLC approved a cash distribution of $0.4875 per limited partner unit, or approximately $19.3 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from July 1, 2011 through September 30, 2011. The record date for this distribution is November 10, 2011, and payment is expected to occur on November 14, 2011.
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
We define EBITDA, as adjusted, as net income (loss) plus income (loss) from discontinued operations (net of tax), cumulative effect of accounting changes (net of tax), income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, non-cash gains or losses from foreign currency exchange rate changes recorded on intercompany obligations, merger and integration expenses, restructuring charges and other charges. We believe EBITDA, as adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), our subsidiaries’ capital structure (non-cash gains or losses from foreign currency exchange rate changes on intercompany obligations), tax consequences, impairment charges, merger and integration expenses, restructuring charges and other charges. Management uses EBITDA, as adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. Our EBITDA, as adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.
In the third quarter of 2011, we revised our definition of EBITDA, as adjusted, to add back non-cash gains or losses from foreign currency exchange rate changes recorded on intercompany obligations. This adjustment was made as management uses the resulting EBITDA, as adjusted, as a supplemental measure to review current period operating performance. In addition, this adjustment is included in the Adjusted EBITDA definition used in various financial covenant calculations under our 2011 Credit Facility. We have also made this change to prior periods included herein for comparative purposes.
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
The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$(214,547)	$(18,356)	$(275,235)	$15,030
(Income) loss from discontinued operations, net of tax	1,502	1,325	4,209	(48,057)
Depreciation and amortization	91,018	98,503	274,172	296,466
Long-lived asset impairment	2,310	2,246	4,373	4,698
Restructuring charges	2,941	—	2,941	—
Goodwill impairment	196,142	—	196,142	—
Interest expense	38,672	33,050	110,428	98,592
Investment in non-consolidated affiliates impairment	262	—	262	348
(Gain) loss on remeasurement of intercompany balances	14,859	(5,128)	13,686	(2,354)
Gain on sale of our investment in the subsidiary that owns the barge mounted processing plant and other related assets used on the Cawthorne Channel Project	—	—	—	(4,863)
Benefit from income taxes	(33,491)	(7,083)	(51,004)	(10,898)

EBITDA, as adjusted	$99,668	$104,557	$279,974	$348,962

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
We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign currency loss in our condensed consolidated statements of operations of approximately $15.1 million in the first nine months of 2011 compared to a gain of $1.0 million in the first nine months of 2010. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency. For the nine months ended September 30, 2011, foreign currency loss included $13.7 million in translation losses related to the re-measurement of our Brazil subsidiary’s U.S. dollar denominated inter-company debt. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.
As of September 30, 2011, after taking into consideration interest rate swaps, we had approximately $104.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates would result in an annual increase in our interest expense of approximately $1.0 million.
For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations and derivative instruments to minimize foreign currency exchange risk, see Note 7 to the Financial Statements.

Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of September 30, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material effect on our consolidated financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material effect on our consolidated financial position, results of operations or cash flows for the period in which the resolution occurs.
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
On July 28, 2011, the EPA proposed regulations focused on reducing the emissions of certain chemicals by the oil and natural gas industry, including volatile organic compounds, sulfur dioxide and certain air toxics. Based on a review of the proposed regulations, it appears our business could be affected by certain portions of those proposed regulations. We will continue to review and evaluate this proposal as it might apply to our different equipment and activities. At this point, however, we cannot predict what applicable requirements may eventually be adopted with respect to this proposed rule or the cost to comply with such requirements.
These new regulations and proposals, when finalized, and any other new regulations requiring the installation of more sophisticated pollution control equipment or the adoption of other environmental protection measures, could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Item 6. Exhibits

Exhibit No.	Description
2.1	Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 5, 2009

2.2	Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010

2.3	Contribution, Conveyance and Assumption Agreement, dated May 23, 2011, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 24, 2011

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 20, 2007

3.2	Second Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

4.1	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

4.2	Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.3	Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.4	Indenture, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

4.5	Registration Rights Agreement, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and the Initial Purchasers named therein, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

10.1	Senior Secured Credit Agreement, dated as of July 8, 2011, by and among Exterran Holdings, Inc., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, BNP Paribas, Credit Agricole Corporate and Investment Bank, Royal Bank of Canada and The Royal Bank of Scotland plc, as Co-Syndication Agents, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2011 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.2	Guaranty Agreement, dated as of July 8, 2011, made by EES Leasing LLC, EXH GP LP LLC, EXH MLP LP LLC and Exterran Energy Solutions, L.P. in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 14, 2011

10.3	Collateral Agreement, dated as of July 8, 2011, made by Exterran Holdings, Inc., EES Leasing LLC, EXH GP LP LLC, EXH MLP LP LLC and Exterran Energy Solutions, L.P. in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 14, 2011

Exhibit No.	Description
10.4	Pledge Agreement, dated as of July 8, 2011, made by Exterran Holdings, Inc., EES GP, L.P., Enterra Compression Investment Company, EXH GP LP LLC, EXH MLP LP LLC, Exterran Energy Corp., Exterran Energy Solutions, L.P., Exterran General Holdings LLC, Exterran HL LLC, Exterran Holdings HL LLC, Hanover Asia, Inc., Universal Compression International, Inc. and Universal Compression Services LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 14, 2011

10.5†	Separation Agreement between Exterran Holdings, Inc. and Ernie L. Danner, dated August 3, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 4, 2011

10.6†	Form of Exterran Holdings, Inc. Severance Benefit Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2011

31.1*	Certification of the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTERRAN HOLDINGS, INC.
Date: November 4, 2011	By:	/s/ J. MICHAEL ANDERSON
J. Michael Anderson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President, Finance and Accounting (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 5, 2009

2.2	Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010

2.3	Contribution, Conveyance and Assumption Agreement, dated May 23, 2011, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 24, 2011

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 20, 2007

3.2	Second Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

4.1	Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as Trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

4.2	Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.3	Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.4	Indenture, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

4.5	Registration Rights Agreement, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and the Initial Purchasers named therein, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

10.1	Senior Secured Credit Agreement, dated as of July 8, 2011, by and among Exterran Holdings, Inc., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, BNP Paribas, Credit Agricole Corporate and Investment Bank, Royal Bank of Canada and The Royal Bank of Scotland plc, as Co-Syndication Agents, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2011 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.2	Guaranty Agreement, dated as of July 8, 2011, made by EES Leasing LLC, EXH GP LP LLC, EXH MLP LP LLC and Exterran Energy Solutions, L.P. in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 14, 2011

10.3	Collateral Agreement, dated as of July 8, 2011, made by Exterran Holdings, Inc., EES Leasing LLC, EXH GP LP LLC, EXH MLP LP LLC and Exterran Energy Solutions, L.P. in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 14, 2011

Exhibit No.	Description
10.4	Pledge Agreement, dated as of July 8, 2011, made by Exterran Holdings, Inc., EES GP, L.P., Enterra Compression Investment Company, EXH GP LP LLC, EXH MLP LP LLC, Exterran Energy Corp., Exterran Energy Solutions, L.P., Exterran General Holdings LLC, Exterran HL LLC, Exterran Holdings HL LLC, Hanover Asia, Inc., Universal Compression International, Inc. and Universal Compression Services LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 14, 2011

10.5†	Separation Agreement between Exterran Holdings, Inc. and Ernie L. Danner, dated August 3, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 4, 2011

10.6†	Form of Exterran Holdings, Inc. Severance Benefit Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2011

31.1*	Certification of the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.