Form 10-Q
period 2012-03-31
EXTERRAN HOLDINGS INC.
filed 2012-05-09
CIK 1389050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of the common stock of the registrant outstanding as of May 3, 2012: 64,829,304 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$23,559	$22,039
Restricted cash	1,136	1,121
Accounts receivable, net of allowance of $11,136 and $11,357, respectively	406,116	462,971
Inventory, net	397,378	361,685
Costs and estimated earnings in excess of billings on uncompleted contracts	165,287	122,214
Current deferred income taxes	33,360	37,401
Other current assets	106,867	112,483
Current assets associated with discontinued operations	3,871	4,013
Total current assets	1,137,574	1,123,927
Property, plant and equipment, net	3,012,581	3,004,452
Intangible and other assets, net	229,141	232,283
Total assets	$4,379,296	$4,360,662

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$215,290	$216,327
Accrued liabilities	272,279	279,054
Deferred revenue	84,096	84,156
Billings on uncompleted contracts in excess of costs and estimated earnings	76,591	83,961
Current liabilities associated with discontinued operations	6,044	6,383
Total current liabilities	654,300	669,881
Long-term debt	1,709,451	1,773,039
Other long-term liabilities	86,760	98,713
Deferred income taxes	146,358	124,847
Long-term liabilities associated with discontinued operations	14,462	14,140
Total liabilities	2,611,331	2,680,620
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 71,122,887 and 70,407,010 shares issued, respectively	711	704
Additional paid-in capital	3,697,828	3,645,332
Accumulated other comprehensive income	12,587	6,059
Accumulated deficit	(2,002,427)	(2,007,922)
Treasury stock — 6,291,487 and 6,143,589 common shares, at cost, respectively	(208,694)	(206,937)
Total Exterran stockholders’ equity	1,500,005	1,437,236
Noncontrolling interest	267,960	242,806
Total equity	1,767,965	1,680,042
Total liabilities and equity	$4,379,296	$4,360,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
North America contract operations	$154,170	$151,054
International contract operations	112,786	105,681
Aftermarket services	97,336	81,698
Fabrication	262,222	280,046
	626,514	618,479
Costs and Expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	76,039	80,509
International contract operations	43,889	40,966
Aftermarket services	80,137	72,538
Fabrication	235,602	239,291
Selling, general and administrative	96,076	91,281
Depreciation and amortization	87,308	90,478
Long-lived asset impairment	4,332	—
Restructuring charges	3,047	—
Interest expense	37,991	37,170
Equity in income of non-consolidated affiliates	(37,339)	—
Other (income) expense, net	(6,783)	(414)
	620,299	651,819
Income (loss) before income taxes	6,215	(33,340)
Benefit from income taxes	(1,697)	(5,014)
Income (loss) from continuing operations	7,912	(28,326)
Loss from discontinued operations, net of tax	(625)	(2,138)
Net income (loss)	7,287	(30,464)
Less: Net (income) loss attributable to the noncontrolling interest	(1,792)	434
Net income (loss) attributable to Exterran stockholders	$5,495	$(30,030)

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran stockholders	$0.09	$(0.45)
Loss from discontinued operations attributable to Exterran stockholders	0.00	(0.03)
Net income (loss) attributable to Exterran stockholders	$0.09	$(0.48)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran stockholders	$0.09	$(0.45)
Loss from discontinued operations attributable to Exterran stockholders	0.00	(0.03)
Net income (loss) attributable to Exterran stockholders	$0.09	$(0.48)

Weighted average common and equivalent shares outstanding:
Basic	64,515	62,418
Diluted	64,596	62,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$7,287	$(30,464)
Other comprehensive income, net of tax:
Derivative gain, net of reclassifications to earnings	998	3,694
Adjustments from sale of Partnership units	360	—
Amortization of payments to terminate interest rate swaps	3,888	4,849
Foreign currency translation adjustment	751	13,616
Total other comprehensive income	5,997	22,159
Comprehensive income (loss)	13,284	(8,305)
Less: Comprehensive income attributable to the noncontrolling interest	(1,261)	(453)
Comprehensive income (loss) attributable to Exterran stockholders	$12,023	$(8,758)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(unaudited)

	Exterran Holdings, Inc. Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2010	$691	$3,500,292	$(20,225)	$(203,996)	$(1,667,314)	$192,976	$1,802,424
Treasury stock purchased				(2,366)			(2,366)
Options exercised		239					239
Shares issued in employee stock purchase plan		478					478
Stock-based compensation, net of forfeitures	8	5,454				(69)	5,393
Income tax benefit from stock-based compensation expense		(221)					(221)
Net proceeds from sale of Partnership units, net of tax		74,536	1,042			43,005	118,583
Cash distribution to noncontrolling unitholders of the Partnership						(6,468)	(6,468)
Comprehensive income (loss):
Net loss					(30,030)	(434)	(30,464)
Derivative gain, net of reclassifications to earnings			2,807			887	3,694
Amortization of payments to terminate interest rate swaps, net of tax			4,849				4,849
Foreign currency translation adjustment			13,616				13,616
Balance at March 31, 2011	$699	$3,580,778	$2,089	$(206,362)	$(1,697,344)	$229,897	$1,909,757
Balance at December 31, 2011	$704	$3,645,332	$6,059	$(206,937)	$(2,007,922)	$242,806	$1,680,042
Treasury stock purchased				(1,757)			(1,757)
Shares issued in employee stock purchase plan		405					405
Stock-based compensation, net of forfeitures	7	4,431				180	4,618
Income tax benefit from stock-based compensation expense		(1,580)					(1,580)
Net proceeds from sale of Partnership units, net of tax		49,240	360			35,920	85,520
Cash distribution to noncontrolling unitholders of the Partnership						(12,207)	(12,207)
Comprehensive income (loss):
Net income					5,495	1,792	7,287
Derivative gain (loss), net of reclassifications to earnings			1,529			(531)	998
Amortization of payments to terminate interest rate swaps, net of tax			3,888				3,888
Foreign currency translation adjustment			751				751
Balance at March 31, 2012	$711	$3,697,828	$12,587	$(208,694)	$(2,002,427)	$267,960	$1,767,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$7,287	$(30,464)
Adjustments:
Depreciation and amortization	87,308	90,478
Long-lived asset impairment	4,332	—
Deferred financing cost amortization	2,886	2,950
Loss from discontinued operations, net of tax	625	2,138
Amortization of debt discount	4,960	4,416
Provision for doubtful accounts	123	599
Gain on sale of property, plant and equipment	(364)	(2,750)
Equity in income of non-consolidated affiliates	(37,339)	—
Amortization of payments to terminate interest rate swaps	3,888	4,849
(Gain) loss on remeasurement of intercompany balances	(5,427)	1,813
Stock-based compensation expense	4,438	5,462
Deferred income tax provision	(11,056)	(7,467)
Changes in assets and liabilities:
Accounts receivable and notes	71,578	(2,825)
Inventory	(23,926)	(560)
Costs and estimated earnings versus billings on uncompleted contracts	(49,629)	(7,011)
Other current assets	6,397	5,408
Accounts payable and other liabilities	(11,275)	(33,642)
Deferred revenue	(14,024)	(10,317)
Other	(2,191)	2,375
Net cash provided by continuing operations	38,591	25,452
Net cash provided by discontinued operations	—	662
Net cash provided by operating activities	38,591	26,114

Cash flows from investing activities:
Capital expenditures	(116,720)	(51,412)
Proceeds from sale of property, plant and equipment	9,952	27,499
Return of investments in non-consolidated affiliates	37,563	—
(Increase) decrease in restricted cash	(15)	304
Cash invested in non-consolidated affiliates	(224)	—
Net cash used in investing activities	(69,444)	(23,609)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	844,500	604,981
Repayments of long-term debt	(913,048)	(766,961)
Payments for debt issue costs	(525)	(980)
Net proceeds from the sale of Partnership units	114,568	162,236
Proceeds from stock options exercised	—	239
Proceeds from stock issued pursuant to our employee stock purchase plan	405	478
Purchases of treasury stock	(1,757)	(2,366)
Stock-based compensation excess tax benefit	194	869
Distributions to noncontrolling partners in the Partnership	(12,207)	(6,468)
Net cash provided by (used in) financing activities	32,130	(7,972)

Effect of exchange rate changes on cash and equivalents	243	(1,364)
Net increase (decrease) in cash and cash equivalents	1,520	(6,831)
Cash and cash equivalents at beginning of period	22,039	44,616
Cash and cash equivalents at end of period	$23,559	$37,785

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

Correction of Misclassification in the Statement of Cash Flows

We received $162.2 million of net proceeds from the sale of common units of Exterran Partners, L.P. (together with its subsidiaries, the “Partnership”) in the first quarter of 2011. These net proceeds were previously reported in our consolidated statement of cash flows as cash flows from investing activities. We have subsequently determined that the net proceeds from the sale of Partnership common units in the first quarter of 2011 should have been reported as cash flows from financing activities. This correction had no impact on cash flows from operating activities. The impact of the reclassification on the statement of cash flows for the first quarter of 2011 is shown below (in thousands):

	Three Months Ended March 31, 2011
	Investing	Financing
Net Cash Provided By (Used In)	Activities	Activities
As previously reported	$138,627	$(170,208)
Increase (decrease)	(162,236)	162,236
As corrected	$(23,609)	$(7,972)

Correction of Misclassification in the Supplemental Guarantor Financial Information Footnote

We identified misclassifications in our cash flow schedules included in our supplemental guarantor financial information footnote primarily related to how we accounted for changes in investments in consolidated subsidiaries (see Note 16). These errors had no impact on our consolidated financial statements.  We have made conforming changes to the cash flow schedules included in our supplemental guarantor financial information footnote for the three months ended March 31, 2011 to conform to our current presentation. Subsequent to March 31, 2011, there were changes to the guarantor subsidiaries and other subsidiaries for our 4.75% Notes due 2014 which impacted the presentation in our supplemental guarantor financial information footnote. Therefore, the table below only shows the impact to the cash flow schedules for the parent and subsidiary issuer, included in our supplemental guarantor financial information footnote for three months ended March 31, 2011 (in thousands):

As Reported	Parent	Subsidiary Issuer
Net cash provided by (used in) continuing operating activities	$463,138	$334
Net cash provided by (used in) continuing investing activities	(144,883)	13,330
Net cash provided by (used in) financing activities	(318,382)	(13,664)

As Corrected	Parent	Subsidiary Issuer
Net cash provided by (used in) continuing operating activities	$2,063	$(68)
Net cash provided by (used in) continuing investing activities	53,966	87,419
Net cash provided by (used in) financing activities	(56,156)	(87,351)

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

The table below summarizes income (loss) attributable to Exterran stockholders (in thousands):

	Three Months Ended March 31,
	2012	2011
Income (loss) from continuing operations attributable to Exterran stockholders	$6,120	$(27,892)
Loss from discontinued operations, net of tax	(625)	(2,138)
Net income (loss) attributable to Exterran stockholders	$5,495	$(30,030)

The table below indicates the potential shares of common stock that were included in computing the dilutive potential shares of common stock used in diluted income (loss) attributable to Exterran stockholders per common share (in thousands):

	Three Months Ended March 31,
	2012	2011
Weighted average common shares outstanding-used in basic income (loss) per common share	64,515	62,418
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	54	**
On settlement of employee stock purchase plan shares	27	**
On exercise of warrants	**	**
On conversion of 4.25% convertible senior notes due 2014	**	**
On conversion of 4.75% convertible senior notes due 2014	**	**
Weighted average common shares and dilutive potential common shares-used in diluted income per common share	64,596	62,418

**           Excluded from diluted income (loss) per common share as the effect would have been anti-dilutive.

There were no adjustments to net income (loss) attributable to Exterran stockholders for the diluted earnings (loss) per share calculation for the three months ended March 31, 2012 and 2011.

The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2012	2011
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	2,510	1,320
On exercise of options and vesting of restricted stock and restricted stock units	—	836
On settlement of employee stock purchase plan shares	—	11
On exercise of warrants	2,808	2,808
On conversion of 4.25% convertible senior notes due 2014	15,334	15,334
On conversion of 4.75% convertible senior notes due 2014	3,114	3,114
Net dilutive potential common shares issuable	23,766	23,423

Financial Instruments

Our financial instruments include cash, restricted cash, receivables, payables, interest rate swaps and debt. At March 31, 2012 and December 31, 2011, the estimated fair value of these financial instruments approximated their carrying value as reflected in our condensed consolidated balance sheets. We estimate the fair value of our fixed rate debt based on quoted market yields in inactive markets or model derived calculations using market yields observed in active markets, which are Level 2 inputs. We estimate the fair value of our floating rate debt using discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 8 for additional information regarding the fair value hierarchy. A summary of the fair value and carrying value of our debt as of March 31, 2012 and December 31, 2011 is shown in the table below (in thousands):

	As of March 31, 2012		As of December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$798,951	$825,000	$794,039	$792,000
Floating rate debt	910,500	914,000	979,000	989,000
Total debt	$1,709,451	$1,739,000	$1,773,039	$1,781,000

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

While the law provides that companies whose assets are expropriated in this manner may be compensated in cash or securities, we are unable to predict what, if any, compensation we ultimately will receive or when we may receive any such compensation. We reserve and will continue to reserve the right to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investment treaties and customary international law, as well as to seek resolution through direct discussions with Venezuela and/or PDVSA, which could result in us recording a gain on our investment in future periods. In June 2009, our Spanish subsidiary delivered to the Venezuelan government and PDVSA an official notice of dispute relating to the seized assets and investments under the Agreement between Spain and Venezuela for the Reciprocal Promotion and Protection of Investments and under Venezuelan law. In March 2010, our Spanish subsidiary filed a request for the institution of an arbitration proceeding against Venezuela with the International Centre for Settlement of Investment Disputes (“ICSID”) related to the seized assets and investments, which was registered by ICSID in April 2010. The arbitration hearing on jurisdiction and the merits is presently scheduled to take place in July 2012.

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

As a result of PDVSA taking possession of substantially all of our assets and operations in Venezuela, we recorded asset impairments during the year ended December 31, 2009 totaling $329.7 million ($379.7 million excluding the insurance proceeds of $50 million). These charges primarily related to receivables, inventory, fixed assets and goodwill, and are reflected in Income (loss) from discontinued operations. We believe the fair value of our seized Venezuelan operations substantially exceeds the historical cost-based carrying value of the assets, including the goodwill allocable to those operations; however, GAAP requires that our claim be accounted for as a gain contingency with no benefit being recorded until resolved. Accordingly, we did not include any compensation we may receive for our seized assets and operations from Venezuela in recording the loss on expropriation.

The expropriation of our business in Venezuela meets the criteria established for recognition as discontinued operations under accounting standards for presentation of financial statements. Therefore, our Venezuela contract operations and aftermarket services businesses are now reflected as discontinued operations in our condensed consolidated statements of operations.

The table below summarizes the operating results of the discontinued operations (in thousands):

	Three Months Ended March 31,
	2012	2011
Expenses and selling, general and administrative	$172	$456
Loss attributable to expropriation	13	1,313
Other (income) loss, net	—	(81)
Provision for income taxes	440	450
Loss from discontinued operations, net of tax	$(625)	$(2,138)

The table below summarizes the balance sheet data for discontinued operations (in thousands):

	March 31, 2012	December 31, 2011
Cash	$159	$304
Accounts receivable	5	9
Inventory	1,017	1,017
Other current assets	2,690	2,683
Total current assets associated with discontinued operations	$3,871	$4,013

Accounts payable	$560	$589
Accrued liabilities	3,985	4,295
Deferred revenues	1,499	1,499
Total current liabilities associated with discontinued operations	6,044	6,383
Other long-term liabilities	14,462	14,140
Total liabilities associated with discontinued operations	$20,506	$20,523

3.  INVENTORY

Inventory, net of reserves, consisted of the following amounts (in thousands):

	March 31, 2012	December 31, 2011
Parts and supplies	$238,525	$225,804
Work in progress	125,247	103,414
Finished goods	33,606	32,467
Inventory, net of reserves	$397,378	$361,685

As of March 31, 2012 and December 31, 2011, we had inventory reserves of $16.7 million and $16.8 million, respectively.

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Compression equipment, facilities and other fleet assets	$4,365,091	$4,309,386
Land and buildings	179,497	176,782
Transportation and shop equipment	254,981	244,226
Other	156,942	151,939
	4,956,511	4,882,333
Accumulated depreciation	(1,943,930)	(1,877,881)
Property, plant and equipment, net	$3,012,581	$3,004,452

5.  INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

Investments in affiliates that are not controlled by Exterran but where we have the ability to exercise significant influence over the operations are accounted for using the equity method.

We own a minority interest in WilPro Energy Services (PIGAP II) Limited (“PIGAP II”) and WilPro Energy Services (El Furrial) Limited (“El Furrial”), joint ventures that provided natural gas compression and injection services in Venezuela. In March 2009, these joint ventures recorded impairments on their assets due to lack of payments from their only customer, PDVSA. Accordingly, we reviewed our expected cash flows related to these two joint ventures and determined in March 2009 that the fair value of our investment in PIGAP II and El Furrial had declined and that we had a loss in our investment that was not temporary. Therefore, we recorded an impairment charge of $90.1 million ($81.7 million net of tax) to write-off our investments in PIGAP II and El Furrial. In May 2009, PDVSA assumed control over the assets of PIGAP II and El Furrial and transitioned the operations of PIGAP II and El Furrial, including the hiring of their employees, to PDVSA. In March 2011, PIGAP II and El Furrial, together with the Netherlands’ parent company of our joint venture partners, filed a request for the institution of an arbitration proceeding against Venezuela with ICSID related to the seized assets and investments, which was registered by ICSID in April 2011.

In March 2012, PIGAP II and El Furrial completed the sale of their assets to PDVSA Gas, S.A. We received an initial payment of approximately $37.6 million in March 2012 and are due to receive an additional approximately $74.8 million in periodic cash payments through the first quarter of 2016. Payments we receive from the sale will be recognized in Equity in income of non-consolidated affiliates in our condensed consolidated statements of operation as such payments are received. In connection with the sale of the PIGAP II and El Furrial assets, the WilPro joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

6.  LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Revolving credit facility due July 2016	$275,000	$433,500
Partnership’s revolving credit facility due November 2015	485,500	395,500
Partnership’s term loan facility due November 2015	150,000	150,000
4.25% convertible senior notes due June 2014 (presented net of the unamortized discount of $49.9 million and $54.9 million, respectively)	305,109	300,149
4.75% convertible senior notes due January 2014	143,750	143,750
7.25% senior notes due December 2018	350,000	350,000
Other, interest at various rates, collateralized by equipment and other assets	92	140
Long-term debt	$1,709,451	$1,773,039

In March 2012, the Partnership and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership, increased the borrowing capacity under their revolving credit facility by $200 million to $750 million. During the three months ended March 31, 2012, the Partnership incurred transaction costs of approximately $0.5 million related to the increase in borrowing capacity. These costs were included in Intangible and other assets, net and are being amortized over the facility term. Concurrently with this increase, we decreased the borrowing capacity under our revolving credit facility by $200 million to $900 million. As a result of the decrease in borrowing capacity under our revolving credit facility, we expensed $1.3 million of unamortized deferred financing costs associated with our revolving credit facility in the first quarter of 2012, which is reflected in Interest expense in our condensed consolidated statements of operations.

In March 2011, we repaid the $6.0 million outstanding balance under our asset-backed securitization facility and terminated that facility. As a result of the termination, we expensed $1.4 million of unamortized deferred financing costs, which is reflected in Interest expense in our condensed consolidated statements of operations.

In June 2009, we issued $355.0 million aggregate principal amount of 4.25% convertible senior notes due June 2014 (the “4.25% Notes”). The 4.25% Notes are convertible upon the occurrence of certain conditions into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. The value of the shares into which the 4.25% Notes may be converted did not exceed their principal amount as of March 31, 2012. We may not redeem the 4.25% Notes prior to their maturity date.

GAAP requires that the liability and equity components of certain convertible debt instruments that may be settled in cash upon conversion be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. Upon issuance of our 4.25% Notes, $97.9 million was recorded as a debt discount and reflected in equity related to the convertible feature of these notes. The discount on the 4.25% Notes will be amortized using the effective interest method through June 30, 2014. During each of the three month periods ended March 31, 2012 and 2011, we recognized $3.8 million of interest expense related to the contractual interest coupon. During the three months ended March 31, 2012 and 2011, we recognized $5.0 million and $4.4 million, respectively, of interest expense related to the amortization of the debt discount. The effective interest rate on the debt component of these notes is 11.67%.

As of March 31, 2012, we had $275.0 million in outstanding borrowings and $201.1 million in outstanding letters of credit under our revolving credit facility. At March 31, 2012, taking into account guarantees through letters of credit, we had undrawn capacity of $423.9 million under our revolving credit facility. Our senior secured credit agreement limits our Total Debt to Adjusted EBITDA ratio to not greater than 5.0 to 1.0. Due to this limitation, $400.8 million of the $423.9 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of March 31, 2012.

As of March 31, 2012, the Partnership had $264.5 million of undrawn and available capacity under its revolving credit facility.

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

Interest Rate Risk

At March 31, 2012, we were a party to interest rate swaps pursuant to which we make fixed payments and receive floating payments on a notional value of $715.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $465.0 million expiring on or before August 2012 and the remaining interest rate swaps expiring in November 2015. As of March 31, 2012, the weighted average effective fixed interest rate on our interest rate swaps was 3.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded no ineffectiveness in the three month periods ended March 31, 2012 and 2011. We estimate that approximately $10.4 million of deferred pre-tax losses attributable to existing interest rate swaps and included in our accumulated other comprehensive loss at March 31, 2012, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

In the fourth quarter of 2010, we paid $43.0 million to terminate interest rate swap agreements with a total notional value of $585.0 million and a weighted average effective fixed interest rate of 4.6%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive income (loss) will be amortized into interest expense over the original term of the swaps. We estimate that $7.3 million of deferred pre-tax losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.

Foreign Currency Exchange Risk

We operate in approximately 30 countries throughout the world, and a fluctuation in the value of the currencies of these countries relative to the U.S. dollar could impact our profits from international operations and the value of the net assets of our international operations when reported in U.S. dollars in our financial statements. From time to time, we may enter into foreign currency hedges to reduce our foreign exchange risk associated with cash flows we will receive in a currency other than the functional currency of the local Exterran affiliate that entered into the contract. The impact of foreign currency exchange on our condensed consolidated statements of operations will depend on the amount of our net asset and liability positions exposed to currency fluctuations in future periods.

Foreign currency swaps or forward contracts that meet the hedging requirements or that qualify for hedge accounting treatment are accounted for as cash flow hedges and changes in the fair value are recognized as a component of comprehensive income (loss) to the extent the hedge is effective. The amounts recognized as a component of other comprehensive income (loss) will be reclassified into earnings (loss) in the periods in which the underlying foreign currency exchange transaction is recognized and are included under the same category as the income or loss from the underlying assets, liabilities, or anticipated transactions in our condensed consolidated statements of operations. For foreign currency swaps and forward contracts that do not qualify for hedge accounting treatment, changes in fair value and gains and losses on settlement are included under the same category as the income or loss from the underlying assets, liabilities or anticipated transactions in our condensed consolidated statements of operations.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	March 31, 2012
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Accrued liabilities	$(10,356)
Interest rate hedges	Other long-term liabilities	(5,175)
Total derivatives		$(15,531)

	December 31, 2011
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Accrued liabilities	$(14,250)
Interest rate hedges	Other long-term liabilities	(5,196)
Total derivatives		$(19,446)

	Three Months Ended March 31, 2012
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(4,861)	Interest expense	$(9,747)

	Three Months Ended March 31, 2011
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(3,778)	Interest expense	$(12,731)
Foreign currency hedge	—	Fabrication revenue	410
Total	$(3,778)		$(12,321)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, with pricing levels as of the date of valuation (in thousands):

	March 31, 2012			December 31, 2011
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset (liability)	$—	$(15,531)	$—	$—	$(19,446)	$—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis for the three months ended March 31, 2012 and 2011, with pricing levels as of the date of valuation (in thousands):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$1,800	$—	$—	$—

Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we have recently sold, as well as our review of other units that were recently for sale by third parties, or the estimated component value of the equipment that we plan to use.

9.  LONG-LIVED ASSET IMPAIRMENT

During the three months ended March 31, 2012, we reviewed the idle compression assets used in our contract operations segments for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we have recently sold, as well as our review of other units that were recently for sale by third parties, or the estimated component value of the equipment that we plan to use. The net book value of these assets exceeded the fair value by $4.3 million for the three months ended March 31, 2012 and was recorded as a long-lived asset impairment.

10.  RESTRUCTURING CHARGES

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

During the three months ended March 31, 2012, we incurred $3.0 million of restructuring charges primarily related to consulting services and termination benefits. These charges are reflected as Restructuring charges in our condensed consolidated statements of operations. We currently estimate that we will incur additional charges with respect to the profit improvement initiative of approximately $1.6 million. We expect all of the estimated additional charges will result in cash expenditures.

The following table summarizes the changes to our accrued liability balance related to restructuring charges for the three months ended March 31, 2012 (in thousands):

Restructuring Charges Accrual
Beginning balance at December 31, 2011	$1,776
Additions for costs expensed	3,047
Less non-cash expenses	(83)
Reductions for payments	(2,918)
Ending balance at March 31, 2012	$1,822

Restructuring charges by segment are as follows (in thousands):

	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Other(1)	Total
Costs incurred in 2012	$400	$95	$66	$474	$2,012	$3,047
Cumulative costs incurred	453	597	488	2,048	11,088	14,674
Total expected costs	653	927	538	2,198	11,976	16,292

(1)                   Includes corporate related items

11.  STOCK-BASED COMPENSATION

Stock Incentive Plan

In August 2007, we adopted the Exterran Holdings, Inc. 2007 Stock Incentive Plan (as amended and restated, the “2007 Plan”) that provides for the granting of stock-based awards in the form of options, restricted stock, restricted stock units, stock appreciation rights and performance awards to our employees and directors. In May 2011, our stockholders approved an amendment to the 2007 Plan that increased the aggregate number of shares of common stock that may be issued under the 2007 Plan to 12,500,000 from 9,750,000. Each option and stock appreciation right granted counts as one share against the aggregate share limit, and each share of restricted stock and restricted stock unit granted counts as two shares against the aggregate share limit. Awards granted under the 2007 Plan that are subsequently cancelled, terminated or forfeited are available for future grant, and awards that are granted as cash settled awards are not counted against the aggregate share limit.

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

The weighted average fair value at date of grant for options granted during the three months ended March 31, 2012 was $5.74, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Three Months Ended March 31, 2012
Expected life in years	4.5
Risk-free interest rate	0.78%
Volatility	47.96%
Dividend yield	0.0%

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

The following table presents stock option activity for the three months ended March 31, 2012 (in thousands, except per share data and remaining life in years):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	3,271	$27.39
Granted	153	14.36
Cancelled	(365)	22.65
Options outstanding, March 31, 2012	3,059	27.30	4.9	$1,637
Options exercisable, March 31, 2012	2,056	33.38	3.5	—

Intrinsic value is the difference between the market value of our stock and the exercise price of each option multiplied by the number of options outstanding for those options where the market value exceeds their exercise price. As of March 31, 2012, $4.7 million of unrecognized compensation cost related to unvested stock options is expected to be recognized over the weighted-average period of 2.3 years.

Restricted Stock, Restricted Stock Units and Cash Settled Restricted Stock Units

For grants of restricted stock and restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the date of grant. For grants of cash settled restricted stock units, we re-measure the fair value of these cash settled restricted stock units and record a cumulative adjustment of the expense previously recognized. Our obligation related to the cash settled restricted stock units is reflected as a liability in our condensed consolidated balance sheets. Our restricted stock, restricted stock unit and cash settled restricted stock unit grants generally vest 33 1/3% on each of the first three anniversaries of the grant date.

The following table presents restricted stock, restricted stock unit and cash settled restricted stock unit activity for the three months ended March 31, 2012 (in thousands, except per share data):

	Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, December 31, 2011	1,670	$19.49
Granted	1,212	14.31
Vested	(598)	20.54
Cancelled	(50)	22.02
Non-vested awards, March 31, 2012	2,234	16.34

As of March 31, 2012, $31.8 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units and cash settled restricted stock units is expected to be recognized over the weighted-average period of 2.5 years.

Our compensation committee’s general practice has been to grant equity-based awards once a year.  While typically these awards have been made in late February or early March after fourth quarter earnings information for the prior year has been released for at least two full trading days, it is possible that the compensation committee may make equity awards at other, or additional, times during the year. The schedule for making equity-based awards is typically established several months in advance, and is not set based on knowledge of material nonpublic information or in response to our stock price. This practice results in awards being granted on a regular, predictable cycle, after annual earnings information has been disseminated to the marketplace. Equity-based awards are occasionally granted at other times during the year, such as upon the hiring of a new employee or following the promotion of an employee. In some instances, the compensation committee may be aware, at the time grants are made, of matters or potential developments that are not ripe for public disclosure at that time but that may result in public announcement of material information at a later date. In March 2012, the compensation committee of our board of directors authorized annual long-term incentive awards of stock options, restricted stock, restricted stock units, cash settled restricted stock units and cash settled performance awards to our executive officers, other employees and non-employee directors.

Employee Stock Purchase Plan

In August 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. In May 2011, our stockholders approved an amendment to the ESPP that increased the aggregate number of shares of common stock available for purchase under the ESPP to 1,000,000. At March 31, 2012, 437,332 shares remained available for purchase under the ESPP. Our ESPP is compensatory and, as a result, we record an expense on our condensed consolidated statements of operations related to the ESPP. Since July 2009, the purchase discount under the ESPP has been 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.

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

Unit options have an exercise price that is not less than the fair market value of a common unit on the date of grant and become exercisable over a period determined by the Plan Administrator. Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Plan Administrator, cash equal to the fair value of a common unit.

Partnership Phantom Units

The following table presents phantom unit activity for the three months ended March 31, 2012:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2011	75,267	$21.45
Granted	17,814	23.70
Vested	(29,950)	17.53
Phantom units outstanding, March 31, 2012	63,131	23.94

As of March 31, 2012, $1.3 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 2.4 years.

12.  COMMITMENTS AND CONTINGENCIES

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of March 31, 2012
Performance guarantees through letters of credit(1)	2012-2016	$246,425
Standby letters of credit	2012-2015	17,149
Commercial letters of credit	2012	2,922
Bid bonds and performance bonds(1)	2012-2018	121,403
Maximum potential undiscounted payments		$387,899

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

See Note 2 for a discussion of our gain contingency related to assets that were expropriated in Venezuela.

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

13.  RECENT ACCOUNTING DEVELOPMENTS

In May 2011, the FASB issued an update to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This update changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This update is effective for interim and annual periods beginning on or after December 15, 2011. Our adoption of this new guidance on January 1, 2012 did not have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued an update on the presentation of other comprehensive income. Under this update, entities will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This update is effective for interim and annual periods beginning on or after December 15, 2011. Our adoption of this new guidance on January 1, 2012 did not have a material impact on our condensed consolidated financial statements.

In September 2011, the FASB issued an update allowing entities to use a qualitative approach to test goodwill for impairment. Under this update, entities are permitted to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Our adoption of this new guidance on January 1, 2012 did not have a material impact on our condensed consolidated financial statements.

14.  REPORTABLE SEGMENTS

We manage our business segments primarily based upon the type of product or service provided. We have four reportable segments: North America contract operations, international contract operations, aftermarket services and fabrication. The North America and international contract operations segments primarily provide natural gas compression services, production and processing equipment services and maintenance services to meet specific customer requirements on Exterran-owned assets. The aftermarket services segment provides a full range of services to support the surface production, compression and processing needs of customers, from parts sales and normal maintenance services to full operation of a customer’s owned assets. The fabrication segment provides (i) design, engineering, fabrication, installation and sale of natural gas compression units and accessories and equipment used in the production, treating and processing of crude oil and natural gas and (ii) engineering, procurement and fabrication services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants.

We evaluate the performance of our segments based on gross margin for each segment. Revenues include only sales to external customers. We do not include intersegment sales when we evaluate the performance of our segments.

The following table presents sales and other financial information by reportable segment for the three months ended March 31, 2012 and 2011 (in thousands):

Three months ended	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Reportable Segments Total
March 31, 2012:
Revenue from external customers	$154,170	$112,786	$97,336	$262,222	$626,514
Gross margin(1)	78,131	68,897	17,199	26,620	190,847

March 31, 2011:
Revenue from external customers	$151,054	$105,681	$81,698	$280,046	$618,479
Gross margin(1)	70,545	64,715	9,160	40,755	185,175

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

The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$7,287	$(30,464)
Selling, general and administrative	96,076	91,281
Depreciation and amortization	87,308	90,478
Long-lived asset impairment	4,332	—
Restructuring charges	3,047	—
Interest expense	37,991	37,170
Equity in income of non-consolidated affiliates	(37,339)	—
Other (income) expense, net	(6,783)	(414)
Benefit from income taxes	(1,697)	(5,014)
Loss from discontinued operations, net of tax	625	2,138
Gross margin	$190,847	$185,175

15.  TRANSACTIONS RELATED TO THE PARTNERSHIP

In March 2012, we sold to the Partnership contract operations customer service agreements with 39 customers and a fleet of 406 compressor units used to provide compression services under those agreements, comprising approximately 188,000 horsepower, or 5% (by then available horsepower) of our combined U.S. contract operations business. In addition, the assets sold included 139 compressor units, comprising approximately 75,000 horsepower, that we previously leased to the Partnership, and a natural gas processing plant with a capacity of 10 million cubic feet per day used to provide processing services to a customer pursuant to a long-term services agreement. Total consideration for the transaction was approximately $182.8 million, excluding transaction costs. Also in connection with this acquisition, the Partnership assumed $105.4 million of our debt and paid us $77.4 million in cash. In connection with this transaction, we entered into an amendment to our omnibus agreement with the Partnership that, among other things, increased the cap on selling, general and administrative (“SG&A”) costs we allocate to the Partnership based on such costs we incur on the Partnership’s behalf and extended the term of the caps on the Partnership’s obligation to reimburse us for SG&A costs and operating costs we allocate to the Partnership based on such costs we incur on the Partnership’s behalf for an additional year such that the caps will now terminate on December 31, 2013.

In March 2012, the Partnership sold, pursuant to a public underwritten offering, 4,965,000 common units representing limited partner interests in the Partnership, including 465,000 common units sold pursuant to an over-allotment option. The Partnership used the $114.6 million of net proceeds from this offering to repay borrowings outstanding under its revolving credit facility. In connection with this sale and as permitted under the Partnership’s partnership agreement, the Partnership issued and sold to its general partner approximately 101,000 general partner units in consideration of the continuation of the general partner’s approximate 2.0% general partner interest in the Partnership. The change in our ownership interest of the Partnership resulting from the sale of the common units resulted in adjustments to noncontrolling interest, accumulated other comprehensive income, deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

In March 2011, we sold, pursuant to a public underwritten offering, 5,914,466 common units representing limited partner interests in the Partnership, including 664,466 common units sold pursuant to an over-allotment option. We used the $162.2 million of net proceeds received from the sale of the common units to repay borrowings under our revolving credit facility and term loan. The change in our ownership interest of the Partnership resulting from the sale of the common units resulted in adjustments to noncontrolling interest, accumulated other comprehensive income, deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

The table below presents the effects of changes from net income (loss) attributable to Exterran stockholders and changes in our equity interest of the Partnership on our equity attributable to Exterran’s stockholders (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income (loss) attributable to Exterran stockholders	$5,495	$(30,030)
Increase in Exterran stockholders’ additional paid in capital for sale of Partnership units	49,240	74,536
Change from net income (loss) attributable to Exterran stockholders and transfers to the noncontrolling interest	$54,735	$44,506

16.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Exterran Energy Corp. (Subsidiary Issuer), our 100% owned subsidiary, is the issuer of the 4.75% Notes. Exterran Holdings, Inc. (Parent) has agreed to fully and unconditionally guarantee the obligations of Exterran Energy Corp. relating to our 4.75% Notes. There are no other subsidiaries of the Parent that have provided guarantees to the 4.75% Notes. The Guarantor Subsidiaries and Other Subsidiaries columns represent non-guarantor subsidiaries for the 4.75% Notes.

We are the issuer of the 7.25% Notes. Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, and EXH MLP LP LLC (all our 100% owned subsidiaries; together the Guarantor Subsidiaries), have agreed to fully and unconditionally guarantee our obligations relating to the 7.25% Notes. There is no subsidiary issuer for the 7.25% debt; that debt was issued solely by the Parent. The Subsidiary Issuer and Other Subsidiaries columns represent non-guarantor subsidiaries for the 7.25% Notes.

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

Condensed Consolidating Balance Sheet

March 31, 2012

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$271	$—	$592,451	$540,554	$427	$1,133,703
Current assets associated with discontinued operations	—	—	—	3,871	—	3,871
Total current assets	271	—	592,451	544,425	427	1,137,574
Property, plant and equipment, net	—	—	1,387,294	1,625,287	—	3,012,581
Investments in affiliates	1,896,309	1,857,520	1,624,916	—	(5,378,745)	—
Intangible and other assets, net	15,977	38,788	74,959	138,205	(38,788)	229,141
Intercompany receivables	794,740	916,255	88,142	518,797	(2,317,934)	—
Total long-term assets	2,707,026	2,812,563	3,175,311	2,282,289	(7,735,467)	3,241,722
Total assets	$2,707,297	$2,812,563	$3,767,762	$2,826,714	$(7,735,040)	$4,379,296

LIABILITIES AND EQUITY

Current liabilities	$6,832	$1,440	$345,541	$307,693	$(13,250)	$648,256
Current liabilities associated with discontinued operations	—	—	—	6,044	—	6,044
Total current liabilities	6,832	1,440	345,541	313,737	(13,250)	654,300
Long-term debt	930,109	143,750	—	635,592	—	1,709,451
Intercompany payables	—	771,064	1,435,051	111,819	(2,317,934)	—
Other long-term liabilities	2,391	—	129,650	126,188	(25,111)	233,118
Long-term liabilities associated with discontinued operations	—	—	—	14,462	—	14,462
Total liabilities	939,332	916,254	1,910,242	1,201,798	(2,356,295)	2,611,331
Total equity	1,767,965	1,896,309	1,857,520	1,624,916	(5,378,745)	1,767,965
Total liabilities and equity	$2,707,297	$2,812,563	$3,767,762	$2,826,714	$(7,735,040)	$4,379,296

Condensed Consolidating Balance Sheet

December 31, 2011

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$93	$—	$563,927	$555,882	$12	$1,119,914
Current assets associated with discontinued operations	—	—	—	4,013	—	4,013
Total current assets	93	—	563,927	559,895	12	1,123,927
Property, plant and equipment, net	—	—	1,513,366	1,491,086	—	3,004,452
Investments in affiliates	1,813,197	1,774,029	1,687,806	—	(5,275,032)	—
Intangible and other assets, net	18,389	39,168	78,836	134,678	(38,788)	232,283
Intercompany receivables	945,401	1,068,746	99,075	637,165	(2,750,387)	—
Total long-term assets	2,776,987	2,881,943	3,379,083	2,262,929	(8,064,207)	3,236,735
Total assets	$2,777,080	$2,881,943	$3,943,010	$2,822,824	$(8,064,195)	$4,360,662

LIABILITIES AND EQUITY

Current liabilities	$11,122	$3,147	$353,827	$308,320	$(12,918)	$663,498
Current liabilities associated with discontinued operations	—	—	—	6,383	—	6,383
Total current liabilities	11,122	3,147	353,827	314,703	(12,918)	669,881
Long-term debt	1,083,649	143,750	—	545,640	—	1,773,039
Intercompany payables	—	921,849	1,705,911	122,627	(2,750,387)	—
Other long-term liabilities	2,267	—	109,243	137,908	(25,858)	223,560
Long-term liabilities associated with discontinued operations	—	—	—	14,140	—	14,140
Total liabilities	1,097,038	1,068,746	2,168,981	1,135,018	(2,789,163)	2,680,620
Total equity	1,680,042	1,813,197	1,774,029	1,687,806	(5,275,032)	1,680,042
Total liabilities and equity	$2,777,080	$2,881,943	$3,943,010	$2,822,824	$(8,064,195)	$4,360,662

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2012

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$330,028	$359,142	$(62,656)	$626,514
Costs of sales (excluding depreciation and amortization expense)	—	—	257,120	241,203	(62,656)	435,667
Selling, general and administrative	119	89	49,439	46,429	—	96,076
Depreciation and amortization	—	—	36,327	50,981	—	87,308
Long-lived asset impairment	—	—	2,916	1,416	—	4,332
Restructuring charges	—	—	—	3,047	—	3,047
Interest expense	26,976	1,707	580	8,728	—	37,991
Other (income) expense:
Intercompany charges, net	(15,568)	(1,707)	17,275	—	—	—
Equity in income of affiliates	(13,244)	(13,302)	(35,735)	(37,339)	62,281	(37,339)
Other, net	10	—	(2,050)	(4,743)	—	(6,783)
Income before income taxes	1,707	13,213	4,156	49,420	(62,281)	6,215
Provision for (benefit from) income taxes	(3,788)	(31)	(9,146)	11,268	—	(1,697)
Income from continuing operations	5,495	13,244	13,302	38,152	(62,281)	7,912
Loss from discontinued operations, net of tax	—	—	—	(625)	—	(625)
Net income	5,495	13,244	13,302	37,527	(62,281)	7,287
Less: Net income attributable to the noncontrolling interest	—	—	—	(1,792)	—	(1,792)
Net income attributable to Exterran stockholders	5,495	13,244	13,302	35,735	(62,281)	5,495
Other comprehensive income attributable to Exterran stockholders	—	—	5,297	1,231	—	6,528
Comprehensive income attributable to Exterran stockholders	$5,495	$13,244	$18,599	$36,966	$(62,281)	$12,023

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2011

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$—	$296,372	$401,107	$(79,000)	$618,479
Costs of sales (excluding depreciation and amortization expense)	—	—	232,976	279,328	(79,000)	433,304
Selling, general and administrative	48	142	45,248	45,843	—	91,281
Depreciation and amortization	—	—	38,605	51,873	—	90,478
Interest (income) expense	23,662	1,707	(555)	12,356	—	37,170
Other (income) expense:
Intercompany charges, net	(14,775)	(1,444)	16,219	—	—	—
Equity in loss of affiliates	24,299	24,089	3,080	—	(51,468)	—
Other, net	10	—	(2,972)	2,548	—	(414)
Income (loss) before income taxes	(33,244)	(24,494)	(36,229)	9,159	51,468	(33,340)
Provision for (benefit from) income taxes	(3,214)	(195)	(12,140)	10,535	—	(5,014)
Loss from continuing operations	(30,030)	(24,299)	(24,089)	(1,376)	51,468	(28,326)
Loss from discontinued operations, net of tax	—	—	—	(2,138)	—	(2,138)
Net loss	(30,030)	(24,299)	(24,089)	(3,514)	51,468	(30,464)
Less: Net loss attributable to the noncontrolling interest	—	—	—	434	—	434
Net loss attributable to Exterran stockholders	(30,030)	(24,299)	(24,089)	(3,080)	51,468	(30,030)
Other comprehensive income attributable to Exterran stockholders	—	—	5,317	15,955	—	21,272
Comprehensive income (loss) attributable to Exterran stockholders	$(30,030)	$(24,299)	$(18,772)	$12,875	$51,468	$(8,758)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$1,863	$31	$(13,853)	$50,550	$—	$38,591
Cash flows from investing activities:
Capital expenditures	—	—	(68,191)	(48,529)	—	(116,720)
Contract operations acquisition	—	—	77,415	(77,415)	—	—
Proceeds from sale of property, plant and equipment	—	—	4,094	5,858	—	9,952
Capital contributions received from consolidated subsidiaries	—	—	7,373	7,805	(15,178)	—
Increase in restricted cash	—	—	—	(15)	—	(15)
Return of investments in non-consolidated affiliates	—	—	—	37,563	—	37,563
Cash invested in non-consolidated affiliates	—	—	—	(224)	—	(224)
Investment in consolidated subsidiaries	—	—	(10,231)	—	10,231	—
Net cash provided by (used in) investing activities	—	—	10,460	(74,957)	(4,947)	(69,444)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	279,500	—	—	565,000	—	844,500
Repayments of long-term debt	(438,000)	—	—	(475,048)	—	(913,048)
Payments for debt issue costs	—	—	—	(525)	—	(525)
Net proceeds from the sale of Partnership units	—	—	—	114,568	—	114,568
Proceeds from stock issued pursuant to our employee stock purchase plan	405	—	—	—	—	405
Purchases of treasury stock	(1,757)	—	—	—	—	(1,757)
Stock-based compensation excess tax benefit	194	—	—	—	—	194
Distributions to noncontrolling partners in the Partnership	—	—	—	(19,580)	7,373	(12,207)
Net proceeds from the sale of general partner units	—	—	—	2,426	(2,426)	—
Borrowings (repayments) between consolidated subsidiaries, net	157,973	(31)	1,691	(159,633)	—	—
Net cash provided by (used in) financing activities	(1,685)	(31)	1,691	27,208	4,947	32,130
Effect of exchange rate changes on cash and cash equivalents	—	—	—	243	—	243
Net increase (decrease) in cash and cash equivalents	178	—	(1,702)	3,044	—	1,520
Cash and cash equivalents at beginning of year	93	—	2,820	19,126	—	22,039
Cash and cash equivalents at end of year	$271	$—	$1,118	$22,170	$—	$23,559

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2011

(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$2,063	$(68)	$(19,477)	$42,934	$—	$25,452
Net cash provided by discontinued operations	—	—	—	662	—	662
Net cash provided by (used in) operating activities	2,063	(68)	(19,477)	43,596	—	26,114
Cash flows from investing activities:
Capital expenditures	—	—	(28,734)	(22,678)	—	(51,412)
Proceeds from sale of property, plant and equipment	—	—	3,999	23,500	—	27,499
Decrease in restricted cash	—	—	—	304	—	304
Capital contributions received from consolidated subsidiaries	—	—	9,535	9,129	(18,664)	—
Investment in consolidated subsidiaries	—	—	(9,129)	—	9,129	—
Return on investment in consolidated subsidiaries	53,966	87,419	—	87,419	(228,804)	—
Net cash provided by (used in) investing activities	53,966	87,419	(24,329)	97,674	(238,339)	(23,609)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	304,766	—	—	300,215	—	604,981
Repayments of long-term debt	(461,961)	—	—	(305,000)	—	(766,961)
Payments for debt issue costs	—	—	—	(980)	—	(980)
Net proceeds from the sale of Partnership units	—	—	162,236	—	—	162,236
Proceeds from stock options exercised	239	—	—	—	—	239
Proceeds from stock issued pursuant to our employee stock purchase plan	478	—	—	—	—	478
Purchases of treasury stock	(2,366)	—	—	—	—	(2,366)
Stock-based compensation excess tax benefit	869	—	—	—	—	869
Distributions to noncontrolling partners in the Partnership	—	—	—	(16,003)	9,535	(6,468)
Capital distribution to consolidated subsidiaries	—	(53,966)	(87,419)	(87,419)	228,804	—
Borrowings (repayments) between consolidated subsidiaries, net	101,819	(33,385)	(30,845)	(37,589)	—	—
Net cash provided by (used in) financing activities	(56,156)	(87,351)	43,972	(146,776)	238,339	(7,972)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,364)	—	(1,364)
Net increase (decrease) in cash and cash equivalents	(127)	—	166	(6,870)	—	(6,831)
Cash and cash equivalents at beginning of year	160	—	1,586	42,870	—	44,616
Cash and cash equivalents at end of year	$33	$—	$1,752	$36,000	$—	$37,785

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

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

Exterran Partners, L.P.

We have an equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of March 31, 2012, public unitholders held a 69% ownership interest in the Partnership and we owned the remaining equity interest, including the general partner interest and all incentive distribution rights. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional interests in the Partnership. As of March 31, 2012, the Partnership had a fleet of 4,899 compressor units comprising approximately 2,094,000 horsepower, or 59% (by then available horsepower) of our and the Partnership’s combined total U.S. horsepower. This fleet included 309 compressor units with an aggregate horsepower of approximately 160,000 leased from us and excluded 52 compressor units owed by the Partnership with an aggregate horsepower of approximately 29,000 leased to us as of March 31, 2012.

In March 2012, we sold to the Partnership contract operations customer service agreements with 39 customers and a fleet of 406 compressor units used to provide compression services under those agreements, comprising approximately 188,000 horsepower, or 5% (by then available horsepower) of our combined U.S. contract operations business. In addition, the assets sold included 139 compressor units, comprising approximately 75,000 horsepower, that we previously leased to the Partnership, and a natural gas processing plant with a capacity of 10 million cubic feet per day used to provide processing services to a customer pursuant to a long-term services agreement. Total consideration for the transaction was approximately $182.8 million, excluding transaction costs. In connection with this acquisition, the Partnership assumed $105.4 million of our debt and paid us $77.4 million in cash. Also in connection with this transaction, we entered into an amendment to our omnibus agreement with the Partnership that, among other things, increased the cap on selling, general and administrative (“SG&A”) costs we allocate to the Partnership based on such costs we incur on the Partnership’s behalf and extended the term of the caps on the Partnership’s obligation to reimburse us for SG&A costs and operating costs we allocate to the Partnership based on such costs we incur on the Partnership’s behalf for an additional year such that the caps will now terminate on December 31, 2013.

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

Natural Gas Consumption and Production.  Natural gas consumption in the U.S. for the twelve months ended December 31, 2011 increased by approximately 2% over the twelve months ended December 31, 2010. The Energy Information Administration (“EIA”) estimates that natural gas consumption in the U.S. will increase by 4.2% in 2012 and will increase by an average of 0.5% per year thereafter until 2035. Natural gas consumption worldwide is projected to increase by 1.6% per year until 2035, according to the EIA.

Natural gas marketed production in the U.S. for the twelve months ended January 31, 2012 increased by approximately 8% over the twelve months ended January 31, 2011. In 2010, the U.S. accounted for an estimated annual production of approximately 23 trillion cubic feet of natural gas, or 19% of the worldwide total of approximately 119 trillion cubic feet. The EIA estimates that the U.S.’s natural gas production level will be approximately 26 trillion cubic feet in 2035, or 16% of the projected worldwide total of approximately 169 trillion cubic feet.

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

During 2011 and the first quarter of 2012, we saw robust drilling activity and experienced an increase in order activity and bookings in our fabrication business segment in the North America market, particularly in shale plays and areas focused on the production of oil and natural gas liquids. This activity led to higher demand for our fabricated compression and production and processing equipment. Our North America contract operations business has also benefited from the increase in activity in shale plays and areas focused on the production of oil and natural gas liquids. The new development activity has increased the amount of compression horsepower in the industry and in our business; however, these increases have been significantly offset by horsepower declines in more mature and predominantly dry gas markets. Recently, natural gas prices in North America have fallen to the lowest levels seen in more than a decade, which could decrease natural gas production, particularly in dry gas areas, and as a result, decrease demand for our natural gas compression and oil and natural gas production and processing equipment and services. We believe that the low natural gas price environment, as well as the recent investment of capital in new equipment by our competitors and other third parties, creates uncertainty in our business outlook.

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

Our level of capital spending depends on our forecast for the demand for our products and services and the equipment we require to provide services to our customers. As we believe there will be increased activity in certain North American areas focused on the production of oil and natural gas liquids, we anticipate investing more capital in our contract operations fleet in 2012 than we have in the recent past.

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

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, horsepower utilization percentages and fabrication backlog (horsepower in thousands and dollars in millions):

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Total Available Horsepower (at period end):
North America	3,642	3,632	3,704
International	1,257	1,260	1,197
Total	4,899	4,892	4,901
Total Operating Horsepower (at period end):
North America	2,874	2,880	2,844
International	957	960	980
Total	3,831	3,840	3,824
Total Operating Horsepower (average during the quarter):
North America	2,876	2,841	2,841
International	956	975	979
Total	3,832	3,816	3,820
Horsepower Utilization (at period end):
North America	79%	79%	77%
International	76%	76%	82%
Total	78%	78%	78%

	March 31, 2012	December 31, 2011	March 31, 2011
Compressor and Accessory Fabrication Backlog	$331.0	$249.7	$250.2
Production and Processing Equipment Fabrication Backlog	552.0	416.0	500.8
Fabrication Backlog	$883.0	$665.7	$751.0

FINANCIAL RESULTS OF OPERATIONS

Summary of Results

Revenue.  Revenue for the three months ended March 31, 2012 was $626.5 million compared to $618.5 million for the three months ended March 31, 2011. The increase in revenue was primarily due to higher aftermarket services revenue in North America in the three months ended March 31, 2012.

Net income (loss) attributable to Exterran stockholders and EBITDA, as adjusted.  We recorded consolidated net income attributable to Exterran stockholders of $5.5 million and a consolidated net loss of $30.0 million for the three months ended March 31, 2012 and 2011, respectively. We recorded EBITDA, as adjusted, of $96.1 million for each of the three month periods ended March 31, 2012 and 2011. Net income attributable to Exterran stockholders for the three months ended March 31, 2012 benefitted from $37.6 million of proceeds received in conjunction with the sale of PIGAP II and El Furrial’s assets. Net income attributable to Exterran stockholders and EBITDA, as adjusted, for the three months ended March 31, 2012 were favorably impacted by higher gross margin from operations. Net income (loss) attributable to Exterran stockholders and EBITDA, as adjusted, for the three months ended March 31, 2011 benefited from $8.6 million in fabrication change order recoveries in excess of cost overruns that primarily related to the recovery on a loss contract. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Summary of Business Segment Results

North America Contract Operations

(dollars in thousands)

	Three months ended March 31,		Increase
	2012	2011	(Decrease)
Revenue	$154,170	$151,054	2%
Cost of sales (excluding depreciation and amortization expense)	76,039	80,509	(6)%
Gross margin	$78,131	$70,545	11%
Gross margin percentage	51%	47%	4%

The increase in revenue was primarily attributable to a 1% increase in average operating horsepower, an increase in rates, a $1.2 million increase in revenue from a gas processing plant that began operations during the fourth quarter of 2011 and a $1.1 million increase in re-billable freight. These increases were partially offset by a $1.4 million decrease in revenue from our contract water treatment business in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily caused by the revenue increase explained above, an overall decrease in our field operating expenses from the implementation of profitability improvement initiatives and more favorable weather conditions; partially offset by an increase in lube oil prices and freight expenses. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 14 to the Financial Statements.

International Contract Operations

(dollars in thousands)

	Three months ended March 31,		Increase
	2012	2011	(Decrease)
Revenue	$112,786	$105,681	7%
Cost of sales (excluding depreciation and amortization expense)	43,889	40,966	7%
Gross margin	$68,897	$64,715	6%
Gross margin percentage	61%	61%	0%

The increase in revenue and gross margin in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to a $7.9 million increase in revenues in Nigeria, largely from the recognition of $5.1 million of revenue with little incremental cost from the early termination of a project in Nigeria recorded in the three months ended March 31, 2012, and a $3.8 million increase in revenues in Mexico. This was partially offset by a $6.9 million decrease in revenues in Brazil primarily due to the termination of projects in 2011. Gross margin percentage in the three months ended March 31, 2012 benefited from the recognition of $5.1 million of revenue with little incremental cost from the early termination of a project in Nigeria. This benefit was significantly offset by higher operating costs in Argentina primarily caused by inflation and reduced margins in Brazil caused by increased demobilization expenses.

Aftermarket Services

(dollars in thousands)

	Three months ended March 31,		Increase
	2012	2011	(Decrease)
Revenue	$97,336	$81,698	19%
Cost of sales (excluding depreciation and amortization expense)	80,137	72,538	10%
Gross margin	$17,199	$9,160	88%
Gross margin percentage	18%	11%	7%

The increase in revenue in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to an increase in activity in North America of $11.1 million. Gross margin and gross margin percentage were favorably impacted by improved market conditions, the implementation of profitability improvement initiatives that began in the second half of 2011 and more favorable weather conditions in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Fabrication

(dollars in thousands)

	Three months ended March 31,		Increase
	2012	2011	(Decrease)
Revenue	$262,222	$280,046	(6)%
Cost of sales (excluding depreciation and amortization expense)	235,602	239,291	(2)%
Gross margin	$26,620	$40,755	(35)%
Gross margin percentage	10%	15%	(5)%

The decrease in revenue for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to a $66.6 million reduction of revenue in the Eastern Hemisphere. This decrease was partially offset by $55.0 million of higher revenue in North America caused by improved market conditions. The decrease in gross margin and gross margin percentage was primarily due to lower margins in the Eastern Hemisphere in the three months ended March 31, 2012 including the impact of $8.6 million in fabrication change order recoveries in excess of cost overruns recognized in the first quarter of 2011 that primarily related to a recovery on a loss contract.

Costs and Expenses

(dollars in thousands)

	Three months ended March 31,		Increase
	2012	2011	(Decrease)
Selling, general and administrative	$96,076	$91,281	5%
Depreciation and amortization	87,308	90,478	(4)%
Long-lived asset impairment	4,332	—	n/a
Restructuring charges	3,047	—	n/a
Interest expense	37,991	37,170	2%
Equity in income of non-consolidated affiliates	(37,339)	—	n/a
Other (income) expense, net	(6,783)	(414)	1,538%

The increase in SG&A expense during the three months ended March 31, 2012 was primarily due to a $4.3 million increase in state and local taxes related to sales tax audits in North America. SG&A as a percentage of revenue was 15% for each of the three month periods ended March 31, 2012 and 2011.

Depreciation and amortization decreased primarily due to reduced depreciation and amortization on contract operations projects in Brazil as a result of contracts that were terminated in 2011.

During the three months ended March 31, 2012 we reviewed the idle compression assets used in our contract operations segments for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the assets. Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we have recently sold, as well as our review of other units that were recently for sale by third parties, or the estimated component value of the equipment that we plan to use. The net book value of these assets exceeded the fair value by $4.3 million for the three months ended March 31, 2012 and was recorded as a long-lived asset impairment.

In November 2011, we announced a workforce cost reduction program across all of our business segments as a first step in a broader overall profit improvement initiative. These actions were the result of a review of our cost structure aimed at identifying ways to reduce our on-going operating costs and to adjust the size of our workforce to be consistent with current and expected activity levels. A significant portion of the workforce cost reduction program was completed in 2011, with the remainder expected to be completed in 2012. During the three months ended March 31, 2012, we incurred $3.0 million of restructuring charges primarily related to consulting services and termination benefits. See Note 10 to the Financial Statements for further discussion of these charges.

The increase in interest expense for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to the refinancing of a portion of our outstanding debt at a higher interest rate. In addition, we expensed $1.3 million of unamortized deferred financing costs as a result of the decrease in capacity of our revolving credit facility in the three months ended March 31, 2012. The increase in interest expense was partially offset by a lower average debt balance during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 and $1.4 million of unamortized deferred financing costs expensed in the three months ended March 31, 2011 due to the termination of the 2007 ABS Facility.

The increase in equity in income of non-consolidated affiliates during the three months ended March 31, 2012 relates to the initial payment of approximately $37.6 million we received in March 2012 from the sale of PIGAP II and El Furrial’s assets. We are due to receive an additional $74.8 million in periodic cash payments through the first quarter of 2016 related to this sale. Payments we receive from the sale will be recognized in Equity in income of non-consolidated affiliates in our condensed consolidated statements of operations as such payments are received.

The change in other (income) expense, net was primarily due to a foreign currency gain of $5.3 million for the three months ended March 31, 2012 compared to a loss of $2.6 million for the three months ended March 31, 2011. Our foreign currency gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates. For the three months ended March 31, 2012 and 2011, foreign currency gain included $5.2 million and $1.3 million, respectively, in translation gains related to the re-measurement of our Brazil subsidiary’s U.S. dollar denominated inter-company debt.

Income Taxes

(dollars in thousands)

	Three months ended March 31,		Increase
	2012	2011	(Decrease)
Benefit from income taxes	$(1,697)	$(5,014)	(66)%
Effective tax rate	(27.3)%	15.0%	(42.3)%

The decrease in our effective tax rate was primarily due to the $37.3 million equity in income of non-consolidated affiliates recorded during the three months ended March 31, 2012, which was not subject to income tax.  The effective tax rate was further impacted by increased losses in low or no tax jurisdictions and a $1.3 million charge for a foreign tax audit assessment received in the three months ended March 31, 2012.

Discontinued Operations

(dollars in thousands)

	Three months ended March 31,		Increase
	2012	2011	(Decrease)
Loss from discontinued operations, net of tax	$(625)	$(2,138)	(71)%

Loss from discontinued operations, net of tax for the three months ended March 31, 2012 and 2011, related to our operations in Venezuela that were expropriated in June 2009 and include the costs associated with our pending arbitration proceeding. As discussed in Note 2 to the Financial Statements, in June 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela and by the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela.

Noncontrolling Interest

As of March 31, 2012, noncontrolling interest is primarily comprised of the portion of the Partnership’s earnings that is applicable to the limited partner interest in the Partnership owned by the public. As of March 31, 2012, public unitholders held a 69% ownership interest in the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balance was $23.6 million at March 31, 2012, compared to $22.0 million at December 31, 2011. Working capital increased to $483.3 million at March 31, 2012 from $454.0 million at December 31, 2011. The increase in working capital was primarily caused by increases in costs and estimated earnings in excess of billings on uncompleted contracts and inventory. These increases were partially offset by a reduction in accounts receivable.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in) continuing operations:
Operating activities	$38,591	$25,452
Investing activities	(69,444)	(23,609)
Financing activities	32,130	(7,972)
Effect of exchange rate changes on cash and cash equivalents	243	(1,364)
Discontinued operations	—	662
Net change in cash and cash equivalents	$1,520	$(6,831)

Operating Activities.  The increase in cash provided by operating activities was primarily due to a decrease in cash used for working capital during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Investing Activities.  The increase in cash used by investing activities was primarily attributable to an increase in capital expenditures from $51.4 million during the three months ended March 31, 2011 to $116.7 million during the three months ended March 31, 2012, and a decrease in proceeds from the sale of property, plant and equipment from $27.5 million during the three months ended March 31, 2011 to $10.0 million during the three months ended March 31, 2012. This was partially offset by $37.6 million of proceeds we received in March 2012 from the sale of PIGAP II and El Furrial’s assets.

Financing Activities.  The increase in cash provided by financing activities during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily attributable to a decrease in net repayments of long-term debt during the three months ended March 31, 2012.  This was partially offset by a decrease in net proceeds from the sale of Partnership units from $162.2 million during the three months ended March 31, 2011 to $114.6 million during the three months ended March 31, 2012.

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

Long-Term Debt.  As of March 31, 2012, we had approximately $1.7 billion in outstanding debt obligations, consisting of $275.0 million outstanding under our revolving credit facility, $143.8 million outstanding under our 4.75% convertible notes due 2014, $305.1 million outstanding under our 4.25% Notes due June 2014, $350.0 million outstanding under our 7.25% senior notes due 2018, $485.5 million outstanding under the Partnership’s revolving credit facility and $150.0 million outstanding under the Partnership’s term loan facility.

In July 2011, we entered into a new five-year, $1.1 billion senior secured revolving credit facility (the “Credit Facility”), which matures in July 2016 and replaced our former senior secured credit facility. As of March 31, 2012, we had $275.0 million in outstanding borrowings and $201.1 million in outstanding letters of credit under the Credit Facility. At March 31, 2012, taking into account guarantees through letters of credit, we had undrawn capacity of $423.9 million under the Credit Facility. Our senior secured credit agreement limits our Total Debt to Adjusted EBITDA ratio to not greater than 5.0 to 1.0. Due to this limitation, $400.8 million of the $423.9 million of undrawn capacity under the Credit Facility was available for additional borrowings as of March 31, 2012.

In March 2012, the Partnership and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership, increased the borrowing capacity under their revolving credit facility by $200 million to $750 million. During the three months ended March 31, 2012, the Partnership incurred transaction costs of approximately $0.5 million related to the increase in borrowing capacity. These costs were included in Intangible and other assets, net and are being amortized over the term of the facility. Concurrently with this increase, we decreased the borrowing capacity under our revolving credit facility by $200 million to $900 million. As a result of the decrease in borrowing capacity of our Credit Facility, we expensed approximately $1.3 million of unamortized deferred financing costs associated with our Credit Facility in the first quarter of 2012, which is reflected in Interest expense in our condensed consolidated statements of operations.

Borrowings under the Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.50% to 2.50% and (ii) in the case of base rate loans, from 0.50% to 1.50%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At March 31, 2012, all amounts outstanding under the Credit Facility were LIBOR loans and the applicable margin was 2.25%. The weighted average annual interest rate at March 31, 2012 on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 2.5%.

Our Significant Domestic Subsidiaries (as defined in the credit agreement) guarantee the debt under the Credit Facility. Borrowings under the Credit Facility are secured by substantially all of the personal property assets and certain real property assets of us and our Significant Domestic Subsidiaries, including all of the equity interests of our U.S. subsidiaries (other than certain excluded subsidiaries) and 65% of the equity interests in certain of our first-tier foreign subsidiaries. The Partnership does not guarantee the debt under the Credit Facility, its assets are not collateral under the Credit Facility and the general partner units in the Partnership are not pledged under the Credit Facility. Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the Credit Facility may be increased by up to an additional $300 million.

The credit agreement contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We are also subject to financial covenants, including a ratio of Adjusted EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt to Adjusted EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 4.0 to 1.0. As of March 31, 2012, we maintained a 3.9 to 1.0 Adjusted EBITDA to Total Interest Expense ratio, a 3.6 to 1.0 consolidated Total Debt to Adjusted EBITDA ratio and a 0.9 to 1.0 Senior Secured Debt to Adjusted EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we were to experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements, including a default by the Partnership under its credit facility, would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of March 31, 2012, we were in compliance with all financial covenants under the credit agreement.

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

In November 2010, the Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership, as borrower, entered into an amendment and restatement of their senior secured credit agreement (the “Partnership Credit Agreement”) to provide for a new five-year, $550.0 million senior secured credit facility consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility was increased by $150.0 million to $550.0 million in March 2011, and by $200.0 million to $750.0 million in March 2012.

As of March 31, 2012, the Partnership had $264.5 million of undrawn and available capacity under its revolving credit facility. The Partnership Credit Agreement limits the Partnership’s Total Debt to EBITDA ratio (as defined in the Partnership Credit Agreement) of not greater than 4.75 to 1.0. The Partnership Credit Agreement allows for the Partnership’s Total Debt to EBITDA ratio to be increased from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after such an acquisition closes. The Partnership completed an acquisition from us meeting these thresholds in the first quarter of 2012; therefore, the maximum allowed ratio of Total Debt to EBITDA is 5.25 to 1.0 through September 30, 2012, reverting to 4.75 to 1.0 for the quarter ending December 31, 2012 and subsequent quarters.

The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 2.25% to 3.25% and (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At March 31, 2012, all amounts outstanding under this facility were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance of this facility at March 31, 2012, excluding the effect of interest rate swaps, was 2.8%.

The Partnership’s term loan facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for term loans varies (i) in the case of LIBOR loans, from 2.5% to 3.5% and (ii) in the case of base rate loans, from 1.5% to 2.5%. At March 31, 2012, all amounts outstanding under the term loan facility were LIBOR loans and the applicable margin was 2.75%. The average annual interest rate on the outstanding balance of the term loan facility at March 31, 2012 was 3.0%.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Agreement).

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on its ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. It also contains various covenants requiring mandatory prepayments of the term loans from the net cash proceeds of certain future asset transfers. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Partnership Credit Agreement) and a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.75 to 1.0. As discussed above, the Partnership completed an acquisition from us meeting these thresholds in the first quarter of 2012; therefore, the Partnership’s Total Debt to EBITDA ratio was temporarily increased from 4.75 to 1.0 to 5.25 to 1.0 through September 30, 2012, reverting to 4.75 to 1.0 for the quarter ending December 31, 2012 and subsequent quarters. As of March 31, 2012, the Partnership maintained a 7.8 to 1.0 EBITDA to Total Interest Expense ratio and a 3.6 to 1.0 Total Debt to

EBITDA ratio. A violation of the Partnership’s Total Debt to EBITDA covenant would be an event of default under the Partnership Credit Agreement, which would trigger cross-default provisions under certain of our debt agreements. As of March 31, 2012, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

We have entered into interest rate swap agreements related to a portion of our variable rate debt. In the fourth quarter of 2010, we paid $43.0 million to terminate interest rate swap agreements with a total notional value of $585.0 million and a weighted average rate of 4.6%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive income (loss) will be amortized into interest expense over the original term of the swaps. Of the total amount included in accumulated other comprehensive income (loss), $3.9 million was amortized into interest expense during the first quarter of 2012 and we expect $6.8 million to be amortized into interest expense during the remainder of 2012. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this report for further discussion of our interest rate swap agreements.

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

On April 24, 2012, Exterran GP LLC’s board of directors approved a cash distribution by the Partnership of $0.4975 per limited partner unit, or approximately $22.5 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from January 1, 2012 through March 31, 2012. The record date for this distribution is May 10, 2012 and payment is expected to occur on May 15, 2012.

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

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense, SG&A expense, impairments and restructuring charges. Each of these excluded expenses is material to our condensed consolidated results of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A expenses are necessary costs to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

For a reconciliation of gross margin to net income (loss), see Note 14 to the Financial Statements.

We define EBITDA, as adjusted, as net income (loss) plus income (loss) from discontinued operations (net of tax), cumulative effect of accounting changes (net of tax), income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, merger and integration expenses, restructuring charges and excluding non-cash gains or losses from foreign currency exchange rate changes recorded on intercompany obligations and other charges. We believe EBITDA, as adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), our subsidiaries’ capital structure (non-cash gains or losses from foreign currency exchange rate changes on intercompany obligations), tax consequences, impairment charges, merger and integration expenses, restructuring charges and other charges. Management uses EBITDA, as adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. Our EBITDA, as adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

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

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$7,287	$(30,464)
Loss from discontinued operations, net of tax	625	2,138
Depreciation and amortization	87,308	90,478
Long-lived asset impairment	4,332	—
Restructuring charges	3,047	—
Investments in non-consolidated affiliates impairment	224	—
Proceeds from sale of joint venture assets	(37,563)	—
Interest expense	37,991	37,170
(Gain) loss on currency exchange rate remeasurement of intercompany balances	(5,427)	1,813
Benefit from income taxes	(1,697)	(5,014)
EBITDA, as adjusted	$96,127	$96,121

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

We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign currency gain in our condensed consolidated statements of operations of $5.3 million in the first three months of 2012 compared to a loss of $2.6 million in the first three months of 2011. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

As of March 31, 2012, after taking into consideration interest rate swaps, we had approximately $195.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates would result in an annual increase in our interest expense of approximately $2.0 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of March 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except as follows:

Recently, natural gas prices in North America have fallen to the lowest levels in more than a decade, which could decrease demand for our natural gas compression and oil and natural gas production and processing equipment and services, which could adversely affect our business.

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression and oil and natural gas production and processing.  Oil and natural gas exploration and development activity and the number of well completions typically decline when there is a sustained reduction in oil or natural gas prices or significant instability in energy markets. Even the perception of longer-term lower oil or natural gas prices by oil and natural gas exploration, development and production companies can result in their decision to cancel, reduce or postpone major expenditures or to reduce or shut in well production.  Recently, natural gas prices in North America have fallen to the lowest levels seen in more than a decade and, as a result, certain companies have announced a reduction in their natural gas drilling and production activities, particularly in dry gas areas. Additionally, in North America, compression services for our customers’ production from unconventional natural gas sources constitute an increasing percentage of our business. Some of these unconventional sources are less economic to produce in lower natural gas price environments. If the current price levels for natural gas continue or decrease further, the level of production activity and the demand for our natural gas compression and oil and natural gas production and processing equipment and services could decrease, which could have a material adverse affect on our business, financial condition, results of operations and cash flows.  A reduction in demand for our products and services could also force us to reduce our pricing substantially.

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

More recently, in April 2012, Argentina assumed control over its largest oil and gas producer, Yacimientos Petroliferos Fiscales (“YPF”).  At March 31, 2012, we had 542,000 horsepower of compression in Argentina and $16.2 million of revenue in Argentina from YPF for the quarter ended March 31, 2012.  We are unable to predict what effect, if any, the nationalization of YPF will have on our business in Argentina, or whether Argentina will nationalize additional businesses in the oil and gas industry; however, the nationalization of YPF and any such further actions by Argentina could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

On August 20, 2010, the U.S. Environmental Protection Agency, or EPA, published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule will require us to undertake certain expenditures and activities, likely including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at major sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. On October 19, 2010, we submitted a legal challenge to the U.S. Court of Appeals for the D.C. Circuit and a Petition for Administrative Reconsideration to the EPA for some monitoring aspects of the rule. The legal challenge has been held in abeyance since December 3, 2010, pending the EPA’s consideration of the Petition for Administrative Reconsideration. On January 5, 2011, the EPA approved the request for reconsideration of the monitoring issues and that reconsideration process is ongoing. At this point, we cannot predict when, how or if an EPA or a court ruling would modify the final rule, and as a result we cannot currently accurately predict the cost to comply with the rule’s requirements. Compliance with the final rule is required by October 2013.

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

On April 17, 2012, the EPA issued final rules focused on reducing the emissions of certain chemicals by the oil and natural gas industry, including volatile organic compounds, sulfur dioxide and certain air toxics. As previously reported, we submitted comments to the EPA prior to the end of the comment period on November 30, 2011. At this point, we are still reviewing the final rule and, while initial indications are that the EPA made significant changes to the rule as proposed, we cannot yet predict the cost to comply with the final rules.

These new regulations, and any other new regulations requiring the installation of more sophisticated pollution control equipment or the adoption of other environmental protection measures, could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Independent of Congress, the EPA has adopted regulations to control greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. In addition, the EPA in June 2010 published a final rule providing for the tailored applicability of air permitting requirements for greenhouse gas emissions. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of sources required to obtain permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. In July 2011, the second step of the phase-in began requiring permitting for otherwise minor sources of air emissions that have the potential to emit at least 100,000 tons per year of greenhouse gases. These rules will affect some of our and our customers’ largest new or modified facilities going forward, requiring us to obtain permits after demonstrating that those facilities will use the best available control technologies and accepting firm limits on emissions.  Additionally, no later than July 2012, the EPA must complete another rulemaking to determine whether it will expand this permitting program to additional, smaller sources via a third step of phase-in. While EPA has suggested that it could expand the permitting program to require permitting of sources emitting as little as 50,000 tons per year, on February 24, 2012, the agency proposed rules that would maintain the existing permitting thresholds in the near future.

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
2.1

Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010

2.2

Contribution, Conveyance and Assumption Agreement, dated May 23, 2011, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 24, 2011

2.3

Contribution, Conveyance and Assumption Agreement, dated February 22, 2012, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

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

First Amendment to Third Amended and Restated Omnibus Agreement, dated March 8, 2012, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P. (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.2†*	Form of Exterran Holdings, Inc. Award Notice and Agreement for Performance Units

10.3†*	Letter agreement, dated January 28, 2012, between Exterran Holdings, Inc. and J. Michael Anderson

10.4†*	First Amendment to Severance Benefit Agreement, dated December 12, 2011, between Exterran Holdings, Inc. and J. Michael Anderson

10.5†*	Second Amendment to Severance Benefit Agreement, dated January 28, 2012, between Exterran Holdings, Inc. and J. Michael Anderson

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.
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

EXTERRAN HOLDINGS, INC.

Date: May 9, 2012	By:	/s/ WILLIAM M. AUSTIN
William M. Austin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1

Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010

2.2

Contribution, Conveyance and Assumption Agreement, dated May 23, 2011, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 24, 2011

2.3

Contribution, Conveyance and Assumption Agreement, dated February 22, 2012, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

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

First Amendment to Third Amended and Restated Omnibus Agreement, dated March 8, 2012, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P. (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.2†*	Form of Exterran Holdings, Inc. Award Notice and Agreement for Performance Units

10.3†*	Letter agreement, dated January 28, 2012, between Exterran Holdings, Inc. and J. Michael Anderson

10.4†*	First Amendment to Severance Benefit Agreement, dated December 12, 2011, between Exterran Holdings, Inc. and J. Michael Anderson

10.5†*	Second Amendment to Severance Benefit Agreement, dated January 28, 2012, between Exterran Holdings, Inc. and J. Michael Anderson

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.
***

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to any liability under those sections.