Form 10-Q
period 2012-06-30
EXTERRAN HOLDINGS INC.
filed 2012-08-02
CIK 1389050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

Number of shares of the common stock of the registrant outstanding as of July 26, 2012: 64,857,546 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$21,379	$21,903
Restricted cash	1,283	1,121
Accounts receivable, net of allowance of $7,556 and $11,270, respectively	503,040	448,998
Inventory, net	414,037	342,095
Costs and estimated earnings in excess of billings on uncompleted contracts	110,346	122,214
Current deferred income taxes	33,190	37,401
Other current assets	94,455	111,531
Current assets held for sale	13,480	—
Current assets associated with discontinued operations	40,005	38,664
Total current assets	1,231,215	1,123,927
Property, plant and equipment, net	2,835,059	2,934,664
Intangible and other assets, net	208,029	222,851
Long-term assets held for sale	294	—
Long-term assets associated with discontinued operations	29,088	79,220
Total assets	$4,303,685	$4,360,662

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$232,454	$210,812
Accrued liabilities	226,028	275,130
Deferred revenue	110,036	83,836
Billings on uncompleted contracts in excess of costs and estimated earnings	117,758	83,961
Current liabilities held for sale	6,230	—
Current liabilities associated with discontinued operations	13,872	16,142
Total current liabilities	706,378	669,881
Long-term debt	1,803,906	1,773,039
Other long-term liabilities	78,016	98,165
Deferred income taxes	109,474	124,847
Long-term liabilities held for sale	15	—
Long-term liabilities associated with discontinued operations	16,341	14,688
Total liabilities	2,714,130	2,680,620
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 71,179,542 and 70,407,010 shares issued, respectively	712	704
Additional paid-in capital	3,701,986	3,645,332
Accumulated other comprehensive income	12,328	6,059
Accumulated deficit	(2,155,035)	(2,007,922)
Treasury stock — 6,320,024 and 6,143,589 common shares, at cost, respectively	(208,779)	(206,937)
Total Exterran stockholders’ equity	1,351,212	1,437,236
Noncontrolling interest	238,343	242,806
Total equity	1,589,555	1,680,042
Total liabilities and equity	$4,303,685	$4,360,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
North America contract operations	$148,564	$146,581	$299,152	$293,434
International contract operations	112,628	110,944	225,414	216,625
Aftermarket services	101,902	84,812	191,547	159,160
Fabrication	267,641	301,731	529,863	581,777
	630,735	644,068	1,245,976	1,250,996

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	70,423	73,906	144,659	152,194
International contract operations	47,092	49,766	90,981	90,732
Aftermarket services	77,528	77,647	149,259	142,309
Fabrication	241,357	269,352	476,960	508,643
Selling, general and administrative	94,134	90,450	188,973	179,875
Depreciation and amortization	88,909	90,412	174,020	178,611
Long-lived asset impairment	128,543	2,063	132,665	2,063
Restructuring charges	1,266	—	4,313	—
Interest expense	36,968	34,586	74,959	71,756
Equity in income of non-consolidated affiliates	(4,728)	—	(42,067)	—
Other (income) expense, net	8,752	(2,853)	2,657	(2,930)
	790,244	685,329	1,397,379	1,323,253
Loss before income taxes	(159,509)	(41,261)	(151,403)	(72,257)
Benefit from income taxes	(35,502)	(14,113)	(35,845)	(17,580)
Loss from continuing operations	(124,007)	(27,148)	(115,558)	(54,677)
Loss from discontinued operations, net of tax	(42,891)	(3,076)	(44,053)	(6,011)
Net loss	(166,898)	(30,224)	(159,611)	(60,688)
Less: Net loss attributable to the noncontrolling interest	14,290	2,198	12,498	2,632
Net loss attributable to Exterran stockholders	$(152,608)	$(28,026)	$(147,113)	$(58,056)

Basic loss per common share:
Loss from continuing operations attributable to Exterran stockholders	$(1.73)	$(0.40)	$(1.63)	$(0.83)
Loss from discontinued operations attributable to Exterran stockholders	(0.67)	(0.05)	(0.69)	(0.10)
Net loss attributable to Exterran stockholders	$(2.40)	$(0.45)	$(2.32)	$(0.93)

Diluted loss per common share:
Loss from continuing operations attributable to Exterran stockholders	$(1.73)	$(0.40)	$(1.63)	$(0.83)
Loss from discontinued operations attributable to Exterran stockholders	(0.67)	(0.05)	(0.69)	(0.10)
Net loss attributable to Exterran stockholders	$(2.40)	$(0.45)	$(2.32)	$(0.93)
Weighted average common and equivalent shares outstanding:
Basic	63,478	62,669	63,321	62,529
Diluted	63,478	62,669	63,321	62,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(166,898)	$(30,224)	$(159,611)	$(60,688)
Other comprehensive income, net of tax:
Derivative gain (loss), net of reclassifications to earnings	644	(3,714)	1,642	(20)
Adjustments from sale of Partnership units	—	142	360	1,184
Amortization of payments to terminate interest rate swaps	3,945	4,873	7,833	9,722
Foreign currency translation adjustment	(5,510)	2,570	(4,759)	16,186
Total other comprehensive income	(921)	3,871	5,076	27,072
Comprehensive loss	(167,819)	(26,353)	(154,535)	(33,616)
Less: Comprehensive loss attributable to the noncontrolling interest	14,952	3,778	13,691	4,231
Comprehensive loss attributable to Exterran stockholders	$(152,867)	$(22,575)	$(140,844)	$(29,385)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(unaudited)

	Exterran Holdings, Inc. Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2010	$691	$3,500,292	$(20,225)	$(203,996)	$(1,667,314)	$192,976	$1,802,424
Treasury stock purchased				(2,415)			(2,415)
Options exercised		487					487
Shares issued in employee stock purchase plan		940					940
Stock-based compensation, net of forfeitures	8	10,318				133	10,459
Income tax benefit from stock-based compensation expense		(221)					(221)
Net proceeds from sale of Partnership units, net of tax		123,681				92,190	215,871
Cash distribution to noncontrolling unitholders of the Partnership						(15,841)	(15,841)
Comprehensive income (loss):
Net loss					(58,056)	(2,632)	(60,688)
Derivative gain (loss), net of reclassifications to earnings			1,579			(1,599)	(20)
Adjustments from sale of Partnership units			1,184				1,184
Amortization of payments to terminate interest rate swaps, net of tax			9,722				9,722
Foreign currency translation adjustment			16,186				16,186
Balance at June 30, 2011	$699	$3,635,497	$8,446	$(206,411)	$(1,725,370)	$265,227	$1,978,088
Balance at December 31, 2011	$704	$3,645,332	$6,059	$(206,937)	$(2,007,922)	$242,806	$1,680,042
Treasury stock purchased				(1,842)			(1,842)
Shares issued in employee stock purchase plan	1	887					888
Stock-based compensation, net of forfeitures	7	8,295				325	8,627
Income tax benefit from stock-based compensation expense		(1,730)					(1,730)
Net proceeds from sale of Partnership units, net of tax		49,202				35,920	85,122
Cash distribution to noncontrolling unitholders of the Partnership						(27,017)	(27,017)
Comprehensive income (loss):
Net loss					(147,113)	(12,498)	(159,611)
Derivative gain (loss), net of reclassifications to earnings			2,835			(1,193)	1,642
Adjustments from sale of Partnership units			360				360
Amortization of payments to terminate interest rate swaps, net of tax			7,833				7,833
Foreign currency translation adjustment			(4,759)				(4,759)
Balance at June 30, 2012	$712	$3,701,986	$12,328	$(208,779)	$(2,155,035)	$238,343	$1,589,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(159,611)	$(60,688)
Adjustments:
Depreciation and amortization	174,020	178,611
Long-lived asset impairment	132,665	2,063
Deferred financing cost amortization	4,339	4,393
Loss from discontinued operations, net of tax	44,053	6,011
Amortization of debt discount	9,971	8,902
Provision for doubtful accounts	1,373	(45)
Gain on sale of property, plant and equipment	(1,809)	(2,752)
Equity in income of non-consolidated affiliates	(42,067)	—
Amortization of payments to terminate interest rate swaps	7,833	9,722
(Gain) loss on remeasurement of intercompany balances	5,121	(1,026)
Stock-based compensation expense	8,302	10,326
Deferred income tax provision	(52,962)	(27,667)
Changes in assets and liabilities:
Accounts receivable and notes	(70,534)	1,910
Inventory	(62,950)	(2,463)
Costs and estimated earnings versus billings on uncompleted contracts	33,693	(46,037)
Other current assets	14,927	(4,121)
Accounts payable and other liabilities	(9,414)	(48,709)
Deferred revenue	8,859	(31,404)
Other	6,795	(3,894)
Net cash provided by (used in) continuing operations	52,604	(6,868)
Net cash provided by discontinued operations	1,123	1,990
Net cash provided by (used in) operating activities	53,727	(4,878)

Cash flows from investing activities:
Capital expenditures	(227,854)	(104,302)
Proceeds from sale of property, plant and equipment	26,033	30,633
Return of investments in non-consolidated affiliates	42,291	—
(Increase) decrease in restricted cash	(162)	184
Cash invested in non-consolidated affiliates	(224)	—
Net cash used in continuing operations	(159,916)	(73,485)
Net cash used in discontinued operations	(973)	(1,269)
Net cash used in investing activities	(160,889)	(74,754)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,179,000	1,003,409
Repayments of long-term debt	(1,158,104)	(1,205,258)
Payments for debt issue costs	(549)	(980)
Net proceeds from the sale of Partnership units	114,530	289,908
Proceeds from stock options exercised	—	487
Proceeds from stock issued pursuant to our employee stock purchase plan	888	940
Purchases of treasury stock	(1,842)	(2,415)
Stock-based compensation excess tax benefit	208	816
Distributions to noncontrolling partners in the Partnership	(27,017)	(15,841)
Net cash provided by financing activities	107,114	71,066

Effect of exchange rate changes on cash and equivalents	(476)	(1,012)
Net decrease in cash and cash equivalents	(524)	(9,578)
Cash and cash equivalents at beginning of period	21,903	44,361
Cash and cash equivalents at end of period	$21,379	$34,783

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

Correction of Misclassification in the Statement of Cash Flows

We received $289.9 million of net proceeds from the sale of common units of Exterran Partners, L.P. (together with its subsidiaries, the “Partnership”) during the six months ended June 30, 2011. These net proceeds were previously reported in our consolidated statement of cash flows as cash flows from investing activities. We have subsequently determined that the net proceeds from the sale of Partnership common units during the six months ended June 30, 2011 should have been reported as cash flows from financing activities. This correction had no impact on cash flows from operating activities. The impact of the reclassification on the statement of cash flows for the six months ended June 30, 2011 is shown below (in thousands):

	Six Months Ended June 30, 2011
	Investing	Financing
Net Cash Provided By (Used In)	Activities	Activities
As previously reported	$215,154	$(218,842)
Increase (decrease)	(289,908)	289,908
As corrected	$(74,754)	$71,066

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

The table below summarizes loss attributable to Exterran stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Loss from continuing operations attributable to Exterran stockholders	$(109,717)	$(24,950)	$(103,060)	$(52,045)
Loss from discontinued operations, net of tax	(42,891)	(3,076)	(44,053)	(6,011)
Net loss attributable to Exterran stockholders	$(152,608)	$(28,026)	$(147,113)	$(58,056)

There were no potential shares of common stock included in computing the dilutive potential shares of common stock used in dilutive loss per common share for the three and six month periods ended June 30, 2012 and 2011, as the effect of their inclusion would have been anti-dilutive.  The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	2,272	2,333	2,391	1,826
On exercise of options and vesting of restricted stock and restricted stock units	1,341	433	698	634
On settlement of employee stock purchase plan shares	—	14	13	12
On exercise of warrants	14,038	14,038	14,038	14,038
On conversion of 4.25% convertible senior notes due 2014	15,334	15,334	15,334	15,334
On conversion of 4.75% convertible senior notes due 2014	3,114	3,115	3,114	3,115
Net dilutive potential common shares issuable	36,099	35,267	35,588	34,959

Financial Instruments

Our financial instruments include cash, restricted cash, receivables, payables, interest rate swaps and debt. At June 30, 2012 and December 31, 2011, the estimated fair value of these financial instruments approximated their carrying value as reflected in our condensed consolidated balance sheets. We estimate the fair value of our fixed rate debt based on quoted market yields in inactive markets or model derived calculations using market yields observed in active markets, which are Level 2 inputs. We estimate the fair value of our floating rate debt using discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 9 for additional information regarding the fair value hierarchy. A summary of the fair value and carrying value of our debt as of June 30, 2012 and December 31, 2011 is shown in the table below (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$803,906	$821,000	$794,039	$792,000
Floating rate debt	1,000,000	1,003,000	979,000	989,000
Total debt	$1,803,906	$1,824,000	$1,773,039	$1,781,000

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

While the law provides that companies whose assets are expropriated in this manner may be compensated in cash or securities, we are unable to predict what, if any, compensation we ultimately will receive or when we may receive any such compensation. We reserve and will continue to reserve the right to seek full compensation for any and all expropriated assets and investments under all applicable legal regimes, including investment treaties and customary international law, as well as to seek resolution through direct discussions with Venezuela and/or PDVSA, which could result in us recording a gain on our investment in future periods. In June 2009, our Spanish subsidiary delivered to the Venezuelan government and PDVSA an official notice of dispute relating to the seized assets and investments under the Agreement between Spain and Venezuela for the Reciprocal Promotion and Protection of Investments and under Venezuelan law. In March 2010, our Spanish subsidiary filed a request for the institution of an arbitration proceeding against Venezuela with the International Centre for Settlement of Investment Disputes (“ICSID”) related to the seized assets and investments, which was registered by ICSID in April 2010. The arbitration hearing occurred in July 2012 and a decision from the arbitration tribunal is not expected until 2013.

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

In June 2012, we committed to a plan to sell our contract operations and aftermarket services businesses in Canada as part of our continued emphasis on simplification and focus on our core business. We expect this sale to be completed within the next twelve months.  Our Canadian contract operations and aftermarket services businesses are now reflected as discontinued operations in our condensed consolidated financial statements, including all periods prior to June 2012.  These operations were previously included in our North American contract operations and aftermarket services business segments.  In conjunction with the planned disposition, we recorded an impairment of intangible assets and long-lived assets that totaled $40.8 million during the three months ended June 30, 2012.  The impairment charges are reflected in Loss from discontinued operations.

The table below summarizes the operating results of the discontinued operations (in thousands):

	Three months ended June 30,			Three months ended June 30
	2012			2011
	Venezuela	Canada	Total	Venezuela	Canada	Total
Revenue	$—	$13,966	$13,966	$—	$13,504	$13,504
Expenses and selling, general and administrative	271	13,826	14,097	135	14,492	14,627
Loss attributable to expropriation and impairments	1,568	40,813	42,381	148	—	148
Other (income) loss, net	—	860	860	(69)	(94)	(163)
Provision for income taxes	823	(1,304)	(481)	355	1,613	1,968
Loss from discontinued operations, net of tax	$(2,662)	$(40,229)	$(42,891)	$(569)	$(2,507)	$(3,076)

	Six months ended June 30,			Six months ended June 30,
	2012			2011
	Venezuela	Canada	Total	Venezuela	Canada	Total
Revenue	$—	$25,240	$25,240	$—	$25,055	$25,055
Expenses and selling, general and administrative	443	27,677	28,120	591	28,723	29,314
Loss attributable to expropriation and impairments	1,581	40,813	42,394	1,461	—	1,461
Other (income) loss, net	—	174	174	(150)	(431)	(581)
Provision for (benefit from) income taxes	1,263	(2,658)	(1,395)	805	67	872
Loss from discontinued operations, net of tax	$(3,287)	$(40,766)	$(44,053)	$(2,707)	$(3,304)	$(6,011)

The table below summarizes the balance sheet data for discontinued operations (in thousands):

	June 30, 2012			December 31, 2011
	Venezuela	Canada	Total	Venezuela	Canada	Total
Cash	$480	$94	$574	$304	$135	$439
Accounts receivable	9	14,432	14,441	9	13,973	13,982
Inventory	1,017	19,436	20,453	1,017	19,590	20,607
Other current assets	2,210	2,327	4,537	2,683	953	3,636
Total current assets associated with discontinued operations	3,716	36,289	40,005	4,013	34,651	38,664
Property, plant and equipment	—	22,035	22,035	—	69,788	69,788
Intangible and other long-term assets	—	7,053	7,053	—	9,432	9,432
Total assets associated with discontinued operations	$3,716	$65,377	$69,093	$4,013	$113,871	$117,884

Accounts payable	$561	$5,195	$5,756	$589	$5,515	$6,104
Accrued liabilities	3,922	1,997	5,919	4,295	3,924	8,219
Deferred revenues	1,499	698	2,197	1,499	320	1,819
Total current liabilities associated with discontinued operations	5,982	7,890	13,872	6,383	9,759	16,142
Other long-term liabilities	15,390	951	16,341	14,140	548	14,688
Total liabilities associated with discontinued operations	$21,372	$8,841	$30,213	$20,523	$10,307	$30,830

3.  ASSETS HELD FOR SALE

In June 2012, we committed to a plan to sell our subsidiary in the United Kingdom (Exterran (UK) Ltd.) as part of our continued emphasis on simplification and focus on our core business. We expect this sale to be completed within the next twelve months.  Our assets and liabilities associated with this subsidiary are now reflected as assets or liabilities held for sale in our condensed consolidated balance sheet as of June 30, 2012.  All assets and liabilities have been reported at the lower of their carrying value or their fair value based on current market conditions and expected sales proceeds based on level 3 fair value assumptions related to anticipated cash flows. The results of this subsidiary are included in our fabrication business segment.  In conjunction with the planned disposition, we recorded an impairment of long-lived assets that totaled $1.5 million during the three months ended June 30, 2012.  The impairment charges are reflected in Long-lived asset impairment in our condensed consolidated statements of operations.

The table below summarizes the balance sheet data for assets and liabilities held for sale at June 30, 2012 (in thousands):

June 30, 2012
Cash	$378
Accounts receivable	3,638
Inventory	324
Costs and estimated earnings in excess of billings on uncompleted contracts	8,881
Other current assets	259
Total current assets held for sale	13,480
Property, plant and equipment, net	294
Total assets held for sale	$13,774

Accounts payable	$4,102
Accrued liabilities	2,077
Billings on uncompleted contracts in excess of costs and estimated earnings	51
Total current liabilities held for sale	6,230
Deferred income taxes	15
Total liabilities held for sale	$6,245

4.  INVENTORY

Inventory, net of reserves, consisted of the following amounts (in thousands):

	June 30, 2012	December 31, 2011
Parts and supplies	$240,682	$212,228
Work in progress	126,328	98,402
Finished goods	47,027	31,465
Inventory, net of reserves	$414,037	$342,095

As of June 30, 2012 and December 31, 2011, we had inventory reserves of $12.9 million and $14.0 million, respectively.

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Compression equipment, facilities and other fleet assets	$4,115,378	$4,226,307
Land and buildings	179,896	176,764
Transportation and shop equipment	248,567	233,689
Other	150,790	144,946
	4,694,631	4,781,706
Accumulated depreciation	(1,859,572)	(1,847,042)
Property, plant and equipment, net	$2,835,059	$2,934,664

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

In March 2012, PIGAP II and El Furrial completed the sale of their assets to PDVSA Gas, S.A. We received an initial payment of approximately $37.6 million in March 2012, and received an installment payment of $4.7 million in June 2012. We are due to receive an additional approximately $70.0 million in periodic cash payments through the first quarter of 2016. Payments we receive from the sale will be recognized in Equity in income of non-consolidated affiliates in our condensed consolidated statements of operations in the period such payments are received. In connection with the sale of the PIGAP II and El Furrial assets, the WilPro joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

7.  LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Revolving credit facility due July 2016	$356,500	$433,500
Partnership’s revolving credit facility due November 2015	493,500	395,500
Partnership’s term loan facility due November 2015	150,000	150,000
4.25% convertible senior notes due June 2014 (presented net of the unamortized discount of $44.9 million and $54.9 million, respectively)	310,120	300,149
4.75% convertible senior notes due January 2014	143,750	143,750
7.25% senior notes due December 2018	350,000	350,000
Other, interest at various rates, collateralized by equipment and other assets	36	140
Long-term debt	$1,803,906	$1,773,039

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

As of June 30, 2012, we had $356.5 million in outstanding borrowings and $195.9 million in outstanding letters of credit under our revolving credit facility. At June 30, 2012, taking into account guarantees through letters of credit, we had undrawn and available capacity of $347.6 million under our revolving credit facility.

As of June 30, 2012, the Partnership had $256.5 million of undrawn and available capacity under its revolving credit facility.

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

Interest Rate Risk

At June 30, 2012, we were a party to interest rate swaps pursuant to which we make fixed payments and receive floating payments on a notional value of $715.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $465.0 million expiring on or before August 2012 and the remaining interest rate swaps expiring in November 2015. As of June 30, 2012, the weighted average effective fixed interest rate on our interest rate swaps was 3.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded no ineffectiveness in the three and six month periods ended June 30, 2012 and 2011. We estimate that approximately $5.4 million of deferred pre-tax losses attributable to existing interest rate swaps and included in our accumulated other comprehensive loss at June 30, 2012, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

In the fourth quarter of 2010, we paid $43.0 million to terminate interest rate swap agreements with a total notional value of $585.0 million and a weighted average effective fixed interest rate of 4.6%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive income (loss) will be amortized into interest expense over the original term of the swaps. We estimate that $3.8 million of deferred pre-tax losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.

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

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands). The impacts to other comprehensive income (loss) on derivatives and accumulated other comprehensive (income) loss disclosed below are presented net of tax:

	June 30, 2012
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Accrued liabilities	$(5,432)
Interest rate hedges	Other long-term liabilities	(6,630)
Total derivatives		$(12,062)

	December 31, 2011
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Accrued liabilities	$(14,250)
Interest rate hedges	Other long-term liabilities	(5,196)
Total derivatives		$(19,446)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(5,265)	Interest expense	$(9,854)	$(10,126)	Interest expense	$(19,601)

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(10,205)	Interest expense	$(11,364)	$(13,983)	Interest expense	$(24,095)
Foreign currency hedge	—	Fabrication revenue	—	—	Fabrication revenue	410
Total	$(10,205)		$(11,364)	$(13,983)		$(23,685)

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

9.  FAIR VALUE MEASUREMENTS

The accounting standard for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories:

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, with pricing levels as of the date of valuation (in thousands):

	June 30, 2012			December 31, 2011
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset (liability)	$—	$(12,062)	$—	$—	$(19,446)	$—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis for the six months ended June 30, 2012 and 2011, with pricing levels as of the date of valuation (in thousands):

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$31,311	$—	$—	$416
Impaired assets —Discontinued operations	—	—	22,035	—	—	—
Impaired assets —Assets held for sale	—	—	294	—	—	—

Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we have recently sold, as well as our review of other units that were recently offered for sale by third parties, or the estimated component value of the equipment that we plan to use. Because we expect the disposition of the fleet assets we impaired during the three months ended June 30, 2012 to take more than twelve months, we discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a discount rate of 10.4%. Our estimate of the fair value of the impaired long-lived assets that are classified as discontinued operations and assets held for sale was based on our expected proceeds, net of selling costs.

10.  LONG-LIVED ASSET IMPAIRMENT

During the six months ended June 30, 2012, we evaluated the future deployment of our idle fleet and, as a result, determined to retire and either sell or re-utilize key components on approximately 920 idle compressor units, or approximately 316,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result of our decision to sell or re-utilize key components on these compressor units, we performed an impairment review and, based on that review, have recorded a $96.5 million asset impairment to reduce the book value of each unit to its estimated fair value.  The fair value of each unit was estimated based on the expected net sale proceeds as compared to other fleet units we have recently sold, as well as our review of other units that were recently offered for sale by third parties, or the estimated component value of the equipment that we plan to use.

In the fourth quarter of 2010, we recorded an impairment of compressor units used in our contract operations segments that we retired from our active fleet and made available for sale.  In connection with our review of our fleet in June 2012, we re-evaluated the key assumptions used in the fleet impairment recorded in the fourth quarter of 2010.  Based upon that review, we reduced the expected proceeds from disposition for most of the remaining units and increased the weighted average disposal period for the units from the impairment in the fourth quarter of 2010. This resulted in an additional impairment of $34.8 million to reduce the book value of each unit to its estimated fair value.

During the six months ended June 30, 2011, we also reviewed the idle compression assets used in our contract operations segments for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we have recently sold, as well as our review of other units that were recently offered for sale by third parties, or the estimated component value of the equipment that we plan to use. The net book value of these assets exceeded the fair value by $2.1 million for the six months ended June 30, 2011 and was recorded as a long-lived asset impairment.

In June 2012, we committed to a plan to sell our subsidiary in the United Kingdom (Exterran (UK) Ltd.) as part of our continued emphasis on simplification and focus on our core business. In conjunction with the planned disposition, we recorded an impairment of long-lived assets that totaled $1.5 million during the three months ended June 30, 2012.  The impairment charges are reflected in Long-lived asset impairment in our condensed consolidated statements of operations.

11.  RESTRUCTURING CHARGES

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

During the six months ended June 30, 2012, we incurred $4.3 million of restructuring charges primarily related to consulting services and termination benefits. These charges are reflected as Restructuring charges in our condensed consolidated statements of operations. We currently estimate that we will incur additional charges with respect to the profit improvement initiative of approximately $1.0 million. We expect all of the estimated additional charges will result in cash expenditures.

The following table summarizes the changes to our accrued liability balance related to restructuring charges for the six months ended June 30, 2012 (in thousands):

Restructuring Charges Accrual
Beginning balance at December 31, 2011	$1,776
Additions for costs expensed	4,313
Less non-cash expenses	(83)
Reductions for payments	(5,561)
Ending balance at June 30, 2012	$445

Restructuring charges by segment are as follows (in thousands):

	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Other(1)	Total
Costs incurred in 2012	$491	$100	$118	$629	$2,975	$4,313
Cumulative costs incurred	511	602	540	2,203	12,051	15,907
Total expected costs	560	1,081	591	2,353	12,364	16,949

(1)                   Includes corporate related items

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

The weighted average fair value at date of grant for options granted during the six months ended June 30, 2012 was $5.74, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Six Months Ended June 30, 2012
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

The following table presents stock option activity for the six months ended June 30, 2012 (in thousands, except per share data and remaining life in years):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	3,271	$27.39
Granted	153	14.36
Cancelled	(603)	25.56
Options outstanding, June 30, 2012	2,821	27.07	4.9	$1,395
Options exercisable, June 30, 2012	1,865	33.51	3.4	—

Intrinsic value is the difference between the market value of our stock and the exercise price of each option multiplied by the number of options outstanding for those options where the market value exceeds their exercise price. As of June 30, 2012, $3.8 million of unrecognized compensation cost related to unvested stock options is expected to be recognized over the weighted-average period of 2.2 years.

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

The following table presents restricted stock, restricted stock unit and cash settled restricted stock unit activity for the six months ended June 30, 2012 (in thousands, except per share data):

	Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, December 31, 2011	1,670	$19.49
Granted	1,216	14.31
Vested	(632)	20.56
Cancelled	(83)	21.21
Non-vested awards, June 30, 2012	2,171	16.21

As of June 30, 2012, $27.4 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units and cash settled restricted stock units is expected to be recognized over the weighted-average period of 2.2 years.

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

Employee Stock Purchase Plan

In August 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. In May 2011, our stockholders approved an amendment to the ESPP that increased the aggregate number of shares of common stock available for purchase under the ESPP to 1,000,000. At June 30, 2012, 393,696 shares remained available for purchase under the ESPP. Our ESPP is compensatory and, as a result, we record an expense on our condensed consolidated statements of operations related to the ESPP. Since July 2009, the purchase discount under the ESPP has been 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.

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

Partnership Phantom Units

The following table presents phantom unit activity for the six months ended June 30, 2012:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2011	75,267	$21.45
Granted	22,340	23.38
Vested	(31,701)	17.97
Cancelled	(771)	28.50
Phantom units outstanding, June 30, 2012	65,135	23.72

As of June 30, 2012, $1.2 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 2.2 years.

13.  COMMITMENTS AND CONTINGENCIES

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of June 30, 2012
Performance guarantees through letters of credit(1)	2012-2016	$225,045
Standby letters of credit	2012-2015	19,584
Commercial letters of credit	2012	3,807
Bid bonds and performance bonds(1)	2012-2018	95,121
Maximum potential undiscounted payments		$343,557

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

Additionally, we are substantially self-insured for workers’ compensation and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to the deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages.

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

The following table presents sales and other financial information by reportable segment for the three and six months ended June 30, 2012 and 2011 (in thousands):

Three months ended	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Reportable Segments Total
June 30, 2012:
Revenue from external customers	$148,564	$112,628	$101,902	$267,641	$630,735
Gross margin(1)	78,141	65,536	24,374	26,284	194,335

June 30, 2011:
Revenue from external customers	$146,581	$110,944	$84,812	$301,731	$644,068
Gross margin(1)	72,675	61,178	7,165	32,379	173,397

Six months ended	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Reportable Segments Total
June 30, 2012:
Revenue from external customers	$299,152	$225,414	$191,547	$529,863	$1,245,976
Gross margin(1)	154,493	134,433	42,288	52,903	384,117

June 30, 2011:
Revenue from external customers	$293,434	$216,625	$159,160	$581,777	$1,250,996
Gross margin(1)	141,240	125,893	16,851	73,134	357,118

(1)       Gross margin, a non-GAAP financial measure, is reconciled to net loss below.

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net loss as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

The following table reconciles net loss to gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(166,898)	$(30,224)	$(159,611)	$(60,688)
Selling, general and administrative	94,134	90,450	188,973	179,875
Depreciation and amortization	88,909	90,412	174,020	178,611
Long-lived asset impairment	128,543	2,063	132,665	2,063
Restructuring charges	1,266	—	4,313	—
Interest expense	36,968	34,586	74,959	71,756
Equity in income of non-consolidated affiliates	(4,728)	—	(42,067)	—
Other (income) expense, net	8,752	(2,853)	2,657	(2,930)
Benefit from income taxes	(35,502)	(14,113)	(35,845)	(17,580)
Loss from discontinued operations, net of tax	42,891	3,076	44,053	6,011
Gross margin	$194,335	$173,397	$384,117	$357,118

16.  TRANSACTIONS RELATED TO THE PARTNERSHIP

In March 2012, we sold to the Partnership contract operations customer service agreements with 39 customers and a fleet of 406 compressor units used to provide compression services under those agreements, comprising approximately 188,000 horsepower, or 5% (by then available horsepower) of our and the Partnership’s combined U.S. contract operations business. In addition, the assets sold included 139 compressor units, comprising approximately 75,000 horsepower, that we previously leased to the Partnership, and a natural gas processing plant with a capacity of 10 million cubic feet per day used to provide processing services to a customer pursuant to a long-term services agreement. Total consideration for the transaction was approximately $182.8 million, excluding transaction costs, and included the Partnership’s payment of $77.4 million in cash and assumption of $105.4 million of our debt. In connection with this transaction, we entered into an amendment to our omnibus agreement with the Partnership that, among other things, increased the cap on selling, general and administrative (“SG&A”) costs we allocate to the Partnership based on such costs we incur on the Partnership’s behalf and extended the term of the caps on the Partnership’s obligation to reimburse us for SG&A costs and operating costs we allocate to the Partnership based on such costs we incur on the Partnership’s behalf for an additional year such that the caps will now terminate on December 31, 2013.

In March 2012, the Partnership sold, pursuant to a public underwritten offering, 4,965,000 common units representing limited partner interests in the Partnership, including 465,000 common units sold pursuant to an over-allotment option. The Partnership used the $114.5 million of net proceeds from this offering to repay borrowings outstanding under its revolving credit facility. In connection with this sale and as permitted under the Partnership’s partnership agreement, the Partnership issued and sold to Exterran General Partner, L.P. (“GP”), our wholly-owned subsidiary and the Partnership’s general partner, approximately 101,000 general partner units in consideration of the continuation of GP’s approximate 2.0% general partner interest in the Partnership. The change in our ownership interest of the Partnership resulting from the sale of the common units resulted in adjustments to noncontrolling interest, accumulated other comprehensive income, deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

In June 2011, we sold to the Partnership contract operations customer service agreements with 34 customers and a fleet of 407 compressor units used to provide compression services under those agreements, comprising approximately 289,000 horsepower, or 8% (by then available horsepower) of our and the Partnership’s combined U.S. contract operations business (the “June 2011 Contract Operations Acquisition”). In addition, the assets sold included 207 compressor units, comprising approximately 98,000 horsepower, that we previously leased to the Partnership, and a natural gas processing plant with a capacity of 8 million cubic feet per day used to provide processing services pursuant to a long-term services agreement. Total consideration for the transaction was approximately $223.0 million, excluding transaction costs. In connection with this acquisition, the Partnership assumed $159.4 million of our debt, paid us $62.2 million in cash and issued approximately 51,000 general partner units to GP.

In May 2011, the Partnership sold, pursuant to a public underwritten offering, 5,134,175 common units representing limited partner interests in the Partnership, including 134,175 common units sold pursuant to an over-allotment option. The Partnership used the $127.7 million of net proceeds from this offering (i) to repay approximately $64.8 million of borrowings outstanding under its revolving credit facility and (ii) for general partnership purposes, including to fund a portion of the consideration for the June 2011 Contract Operations Acquisition. In connection with this sale and as permitted under the Partnership’s partnership agreement, the Partnership issued and sold to GP approximately 53,000 general partner units in consideration of the continuation of GP’s approximate 2.0% general partner interest in the Partnership.

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

The table below presents the effects of changes from net income (loss) attributable to Exterran stockholders and changes in our equity interest of the Partnership on our equity attributable to Exterran’s stockholders (in thousands):

	Six Months Ended June 30,
	2012	2011
Net loss attributable to Exterran stockholders	$(147,113)	$(58,056)
Increase in Exterran stockholders’ additional paid in capital for sale of Partnership units	49,202	123,681
Change from net loss attributable to Exterran stockholders and transfers to the noncontrolling interest	$(97,911)	$65,625

17.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Exterran Energy Corp., our 100% owned subsidiary, was the original issuer of the 4.75% Notes, which Exterran Holdings, Inc. (“Parent”) had agreed to fully and unconditionally guarantee.  In the second quarter of 2012, in connection with an organizational restructuring of certain of our subsidiaries, Exterran Energy Corp. distributed and assigned substantially all its assets and liabilities, including its obligations under the 4.75% Notes, to Parent.  As a result, Parent became the direct obligor under the 4.75% Notes; therefore, subsidiary issuer financial information is no longer provided in this footnote.

Parent is the issuer of the 7.25% Notes. Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, and EXH MLP LP LLC (each a 100% owned subsidiary; together, the Guarantor Subsidiaries), have agreed to fully and unconditionally guarantee Parent’s obligations relating to the 7.25% Notes. As a result of this guarantee, we are presenting the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. The Other Subsidiaries column includes financial information for those subsidiaries that do not guarantee the 7.25% Notes.

Condensed Consolidating Balance Sheet

June 30, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$277	$721,516	$468,525	$892	$1,191,210
Current assets associated with discontinued operations	—	—	40,005	—	40,005
Total current assets	277	721,516	508,530	892	1,231,215
Property, plant and equipment, net	—	1,309,128	1,525,931	—	2,835,059
Investments in affiliates	1,492,092	1,395,337	—	(2,887,429)	—
Intangible and other assets, net	35,883	42,183	152,121	(22,158)	208,029
Intercompany receivables	991,627	91,354	567,245	(1,650,226)	—
Long-term assets held for sale	—	—	294	—	294
Long-term assets associated with discontinued operations	—	—	29,088	—	29,088
Total long-term assets	2,519,602	2,838,002	2,274,679	(4,559,813)	3,072,470
Total assets	$2,519,879	$3,559,518	$2,783,209	$(4,558,921)	$4,303,685

LIABILITIES AND EQUITY

Current liabilities	$8,297	$439,612	$244,619	$(22)	$692,506
Current liabilities associated with discontinued operations	—	—	13,872	—	13,872
Total current liabilities	8,297	439,612	258,491	(22)	706,378
Long-term debt	1,160,370	—	643,536	—	1,803,906
Intercompany payables	—	1,558,872	91,354	(1,650,226)	—
Other long-term liabilities	—	68,942	139,807	(21,244)	187,505
Long-term liabilities associated with discontinued operations	—	—	16,341	—	16,341
Total liabilities	1,168,667	2,067,426	1,149,529	(1,671,492)	2,714,130
Total equity	1,351,212	1,492,092	1,633,680	(2,887,429)	1,589,555
Total liabilities and equity	$2,519,879	$3,559,518	$2,783,209	$(4,558,921)	$4,303,685

Condensed Consolidating Balance Sheet

December 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$94	$562,964	$522,193	$12	$1,085,263
Current assets associated with discontinued operations	—	—	38,664	—	38,664
Total current assets	94	562,964	560,857	12	1,123,927
Property, plant and equipment, net	—	1,504,399	1,430,265	—	2,934,664
Investments in affiliates	1,531,223	1,456,782	—	(2,988,005)	—
Intangible and other assets, net	57,556	78,835	125,248	(38,788)	222,851
Intercompany receivables	1,092,298	96,378	637,165	(1,825,841)	—
Long-term assets associated with discontinued operations	—	—	79,220	—	79,220
Total long-term assets	2,681,077	3,136,394	2,271,898	(4,852,634)	3,236,735
Total assets	$2,681,171	$3,699,358	$2,832,755	$(4,852,622)	$4,360,662

LIABILITIES AND EQUITY

Current liabilities	$14,268	$352,981	$299,408	$(12,918)	$653,739
Current liabilities associated with discontinued operations	—	—	16,142	—	16,142
Total current liabilities	14,268	352,981	315,550	(12,918)	669,881
Long-term debt	1,227,399	—	545,640	—	1,773,039
Intercompany payables	—	1,705,911	119,930	(1,825,841)	—
Other long-term liabilities	2,268	109,243	137,359	(25,858)	223,012
Long-term liabilities associated with discontinued operations	—	—	14,688	—	14,688
Total liabilities	1,243,935	2,168,135	1,133,167	(1,864,617)	2,680,620
Total equity	1,437,236	1,531,223	1,699,588	(2,988,005)	1,680,042
Total liabilities and equity	$2,681,171	$3,699,358	$2,832,755	$(4,852,622)	$4,360,662

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended June 30, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$411,262	$257,037	$(37,564)	$630,735
Costs of sales (excluding depreciation and amortization expense)	—	315,099	158,865	(37,564)	436,400
Selling, general and administrative	133	45,184	48,817	—	94,134
Depreciation and amortization	—	34,278	54,631	—	88,909
Long-lived asset impairment	—	97,626	30,917	—	128,543
Restructuring charges	—	746	520	—	1,266
Interest expense	26,554	3,743	6,671	—	36,968
Other (income) expense:
Intercompany charges, net	(16,595)	16,149	446	—	—
Equity in (income) loss of affiliates	146,205	85,477	(4,728)	(231,682)	(4,728)
Other, net	10	(1,945)	10,687	—	8,752
Loss before income taxes	(156,307)	(185,095)	(49,789)	231,682	(159,509)
Provision for (benefit from) income taxes	(3,699)	(38,890)	7,087	—	(35,502)
Loss from continuing operations	(152,608)	(146,205)	(56,876)	231,682	(124,007)
Loss from discontinued operations, net of tax	—	—	(42,891)	—	(42,891)
Net loss	(152,608)	(146,205)	(99,767)	231,682	(166,898)
Less: Net loss attributable to the noncontrolling interest	—	—	14,290	—	14,290
Net loss attributable to Exterran stockholders	(152,608)	(146,205)	(85,477)	231,682	(152,608)
Other comprehensive loss attributable to Exterran stockholders	(259)	(1,103)	(4,391)	5,494	(259)
Comprehensive loss attributable to Exterran stockholders	$(152,867)	$(147,308)	$(89,868)	$237,176	$(152,867)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended June 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$344,033	$421,643	$(121,608)	$644,068
Costs of sales (excluding depreciation and amortization expense)	—	273,929	318,350	(121,608)	470,671
Selling, general and administrative	207	42,953	47,290	—	90,450
Depreciation and amortization	—	39,218	51,194	—	90,412
Long-lived assets impairment	—	1,743	320	—	2,063
Interest expense	24,533	13	10,040	—	34,586
Other (income) expense:
Intercompany charges, net	(16,287)	16,287	—	—	—
Equity in loss of affiliates	22,470	409	—	(22,879)	—
Other, net	10	(2,453)	(410)	—	(2,853)
Loss before income taxes	(30,933)	(28,066)	(5,141)	22,879	(41,261)
Benefit from income taxes	(2,907)	(5,596)	(5,610)	—	(14,113)
Loss from continuing operations	(28,026)	(22,470)	469	22,879	(27,148)
Loss from discontinued operations, net of tax	—	—	(3,076)	—	(3,076)
Net loss	(28,026)	(22,470)	(2,607)	22,879	(30,224)
Less: Net loss attributable to the noncontrolling interest	—	—	2,198	—	2,198
Net loss attributable to Exterran stockholders	(28,026)	(22,470)	(409)	22,879	(28,026)
Other comprehensive income attributable to Exterran stockholders	5,451	7,428	4,640	(12,068)	5,451
Comprehensive income (loss) attributable to Exterran stockholders	$(22,575)	$(15,042)	$4,231	$10,811	$(22,575)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Six Months Ended June 30, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$741,253	$604,614	$(99,891)	$1,245,976
Costs of sales (excluding depreciation and amortization expense)	—	572,219	389,531	(99,891)	861,859
Selling, general and administrative	341	94,535	94,097	—	188,973
Depreciation and amortization	—	70,541	103,479	—	174,020
Long-lived asset impairment	—	100,542	32,123	—	132,665
Restructuring charges	—	2,948	1,365	—	4,313
Interest expense	55,237	6,796	12,926	—	74,959
Other (income) expense:
Intercompany charges, net	(33,870)	30,951	2,919	—	—
Equity in (income) loss of affiliates	132,903	47,656	(42,067)	(180,559)	(42,067)
Other, net	20	(3,996)	6,633	—	2,657
Income (loss) before income taxes	(154,631)	(180,939)	3,608	180,559	(151,403)
Provision for (benefit from) income taxes	(7,518)	(48,036)	19,709	—	(35,845)
Loss from continuing operations	(147,113)	(132,903)	(16,101)	180,559	(115,558)
Loss from discontinued operations, net of tax	—	—	(44,053)	—	(44,053)
Net loss	(147,113)	(132,903)	(60,154)	180,559	(159,611)
Less: Net loss attributable to the noncontrolling interest	—	—	12,498	—	12,498
Net loss attributable to Exterran stockholders	(147,113)	(132,903)	(47,656)	180,559	(147,113)
Other comprehensive income (loss) attributable to Exterran stockholders	6,269	4,053	(3,160)	(893)	6,269
Comprehensive loss attributable to Exterran stockholders	$(140,844)	$(128,850)	$(50,816)	$179,666	$(140,844)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Six Months Ended June 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$640,367	$810,907	$(200,278)	$1,250,996
Costs of sales (excluding depreciation and amortization expense)	—	506,905	587,251	(200,278)	893,878
Selling, general and administrative	397	88,120	91,358	—	179,875
Depreciation and amortization	—	77,695	100,916	—	178,611
Long-lived asset impairment	—	1,743	320	—	2,063
Interest (income) expense	49,902	(542)	22,396	—	71,756
Other (income) expense:
Intercompany charges, net	(32,506)	32,506	—	—	—
Equity in loss of affiliates	46,559	3,661	—	(50,220)	—
Other, net	20	(5,426)	2,476	—	(2,930)
Income (loss) before income taxes	(64,372)	(64,295)	6,190	50,220	(72,257)
Provision for (benefit from) income taxes	(6,316)	(17,736)	6,472	—	(17,580)
Loss from continuing operations	(58,056)	(46,559)	(282)	50,220	(54,677)
Loss from discontinued operations, net of tax	—	—	(6,011)	—	(6,011)
Net loss	(58,056)	(46,559)	(6,293)	50,220	(60,688)
Less: Net loss attributable to the noncontrolling interest	—	—	2,632	—	2,632
Net loss attributable to Exterran stockholders	(58,056)	(46,559)	(3,661)	50,220	(58,056)
Other comprehensive income attributable to Exterran stockholders	28,671	28,317	22,543	(50,860)	28,671
Comprehensive income (loss) attributable to Exterran stockholders	$(29,385)	$(18,242)	$18,882	$(640)	$(29,385)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$2,324	$(11,787)	$62,067	$—	$52,604
Net cash provided by discontinued operations	—	—	1,123	—	1,123
Net cash provided by (used in) operating activities	2,324	(11,787)	63,190	—	53,727
Cash flows from investing activities:
Capital expenditures	—	(143,969)	(83,885)	—	(227,854)
Contract operations acquisition	—	77,415	(77,415)	—	—
Proceeds from sale of property, plant and equipment	—	7,719	18,314	—	26,033
Capital distributions received from consolidated subsidiaries	—	15,043	—	(15,043)	—
Increase in restricted cash	—	—	(162)	—	(162)
Return of investments in non-consolidated affiliates	—	—	42,291	—	42,291
Cash invested in non-consolidated affiliates	—	—	(224)	—	(224)
Investment in consolidated subsidiaries	—	(16,552)	—	16,552	—
Net cash used in continuing operations	—	(60,344)	(101,081)	1,509	(159,916)
Net cash used in discontinued operations	—	—	(973)	—	(973)
Net cash used in investing activities	—	(60,344)	(102,054)	1,509	(160,889)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	570,000	—	609,000	—	1,179,000
Repayments of long-term debt	(541,650)	—	(616,454)	—	(1,158,104)
Payments for debt issue costs	—	—	(549)	—	(549)
Net proceeds from the sale of Partnership units	—	—	114,530	—	114,530
Proceeds from stock issued pursuant to our employee stock purchase plan	888	—	—	—	888
Purchases of treasury stock	(1,842)	—	—	—	(1,842)
Stock-based compensation excess tax benefit	208	—	—	—	208
Distributions to noncontrolling partners in the Partnership	—	—	(42,060)	15,043	(27,017)
Net proceeds from sale of general partner units	—	—	2,426	(2,426)	—
Captial contributions received from parent	—	—	14,126	(14,126)	—
Borrowings (repayments) between consolidated subsidiaries, net	(29,744)	69,909	(40,165)	—	—
Net cash provided by financing activities	(2,140)	69,909	40,854	(1,509)	107,114
Effect of exchange rate changes on cash and cash equivalents	—	—	(476)	—	(476)
Net increase (decrease) in cash and cash equivalents	184	(2,222)	1,514	—	(524)
Cash and cash equivalents at beginning of year	93	2,810	19,000	—	21,903
Cash and cash equivalents at end of year	$277	$588	$20,514	$—	$21,379

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(471)	$(19,552)	$13,155	$—	$(6,868)
Net cash provided by discontinued operations	—	—	1,990	—	1,990
Net cash provided by (used in) operating activities	(471)	(19,552)	15,145	—	(4,878)
Cash flows from investing activities:
Capital expenditures	—	(56,592)	(47,710)	—	(104,302)
Contract operations acquisition	—	62,217	(62,217)	—	—
Proceeds from sale of property, plant and equipment	—	6,105	24,528	—	30,633
Capital distributions received from consolidated subsidiaries	—	16,392	—	(16,392)	—
Increase in restricted cash	—	—	184	—	184
Investment in consolidated subsidiaries	—	(20,645)	—	20,645	—
Return on investment in consolidated subsidiaries	87,419	—	87,419	(174,838)	—
Net cash provided by (used in) continuing operations	87,419	7,477	2,204	(170,585)	(73,485)
Net cash used in discontinued operations	—	—	(1,269)	—	(1,269)
Net cash provided by (used in) investing activities	87,419	7,477	935	(170,585)	(74,754)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	528,740	—	474,669	—	1,003,409
Repayments of long-term debt	(655,824)	—	(549,434)	—	(1,205,258)
Payments for debt issue costs	—	—	(980)	—	(980)
Net proceeds from the sale of Partnership units	—	162,236	127,672	—	289,908
Proceeds from stock options exercised	487	—	—	—	487
Proceeds from stock issued pursuant to our employee stock purchase plan	940	—	—	—	940
Purchases of treasury stock	(2,415)	—	—	—	(2,415)
Stock-based compensation excess tax benefit	816	—	—	—	816
Distributions to noncontrolling partners in the Partnership	—	—	(32,233)	16,392	(15,841)
Net proceeds from sale of general partner units	—	—	1,316	(1,316)	—
Capital distributions to affiliates	—	(87,419)	(87,419)	174,838	—
Captial contributions received from parent	—	—	19,329	(19,329)	—
Borrowings (repayments) between consolidated subsidiaries, net	40,283	(61,146)	20,863	—	—
Net cash provided by (used in) financing activities	(86,973)	13,671	(26,217)	170,585	71,066
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,012)	—	(1,012)
Net increase (decrease) in cash and cash equivalents	(25)	1,596	(11,149)	—	(9,578)
Cash and cash equivalents at beginning of year	160	1,586	42,615	—	44,361
Cash and cash equivalents at end of year	$135	$3,182	$31,466	$—	$34,783

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Exterran Partners, L.P.

We have an equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of June 30, 2012, public unitholders held a 69% ownership interest in the Partnership and we owned the remaining equity interest, including the general partner interest and all incentive distribution rights. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional interests in the Partnership. As of June 30, 2012, the Partnership had a fleet of 4,694 compressor units comprising approximately 2,026,000 horsepower, or 62% (by then available horsepower) of our and the Partnership’s combined total U.S. horsepower. This fleet included 306 compressor units with an aggregate horsepower of approximately 158,000 leased from us and excluded 36 compressor units owed by the Partnership with an aggregate horsepower of approximately 20,000 leased to us as of June 30, 2012.

In March 2012, we sold to the Partnership contract operations customer service agreements with 39 customers and a fleet of 406 compressor units used to provide compression services under those agreements, comprising approximately 188,000 horsepower, or 5% (by then available horsepower) of our combined U.S. contract operations business. In addition, the assets sold included 139 compressor units, comprising approximately 75,000 horsepower, that we previously leased to the Partnership, and a natural gas processing plant with a capacity of 10 million cubic feet per day used to provide processing services to a customer pursuant to a long-term services agreement. Total consideration for the transaction was approximately $182.8 million, excluding transaction costs, and included the Partnership’s payment of $77.4 million in cash and assumption of $105.4 million of our debt. Also in connection with this transaction, we entered into an amendment to our omnibus agreement with the Partnership that, among other things, increased the cap on selling, general and administrative (“SG&A”) costs we allocate to the Partnership based on such costs we incur on the Partnership’s behalf and extended the term of the caps on the Partnership’s obligation to reimburse us for SG&A costs and operating costs we allocate to the Partnership based on such costs we incur on the Partnership’s behalf for an additional year such that the caps will now terminate on December 31, 2013.

OVERVIEW

Industry Conditions and Trends

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our contract operations business will typically be less impacted by commodity prices than certain other energy service products and services, changes in oil and natural gas exploration and production spending will normally result in changes in demand for our products and services.

Natural Gas Consumption and Production.  Natural gas consumption in the U.S. for the twelve months ended April 30, 2012 increased by approximately 1% over the twelve months ended April 30, 2011. The Energy Information Administration (“EIA”) estimates that natural gas consumption in the U.S. will increase by 4.9% in 2012 and will increase by an average of 0.5% per year thereafter until 2035. Natural gas consumption worldwide is projected to increase by 1.6% per year until 2035, according to the EIA.

Natural gas marketed production in the U.S. for the twelve months ended April 30, 2012 increased by approximately 8% over the twelve months ended April 30, 2011. In 2010, the U.S. accounted for an estimated annual production of approximately 22 trillion cubic feet of natural gas, or 19% of the worldwide total of approximately 119 trillion cubic feet. The EIA estimates that the U.S.’s natural gas production level will be approximately 26 trillion cubic feet in 2035, or 16% of the projected worldwide total of approximately 169 trillion cubic feet.

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

During 2011 and the first six months of 2012, we saw robust drilling activity in North America, particularly in shale plays and areas focused on the production of oil and natural gas liquids.  This activity led to higher demand and bookings for our fabricated compression, fabricated production and processing equipment, and contract operations businesses in these markets.  The new development activity has increased the overall amount of compression horsepower in the industry and in our business; however, these increases continue to be partially offset by horsepower declines in more mature and predominantly dry gas markets.  In April 2012, natural gas prices in North America fell to the lowest levels seen in more than a decade.  Since then, natural gas prices have improved somewhat, but still remain at historically low levels which could decrease natural gas production, particularly in dry gas areas. We believe that the low natural gas price environment, as well as the recent investment of capital in new equipment by our competitors and other third parties, could decrease demand for our natural gas compression and oil and natural gas production and processing equipment and services. However, given our current backlog levels for our fabricated products and the level of activity we are generating in North America, we believe our fabrication revenues will grow during the second half of 2012 over the levels we generated in the first half of 2012.

In international markets, we believe there will continue to be demand for our contract operations and fabricated projects and we expect to have opportunities to grow our international business through our contract operations, aftermarket services and fabrication business segments over the long term. However, in 2011, we saw decreases in our international backlog in our fabrication business segment due to the longer lead times for the development of international energy projects, which could negatively impact our revenue during the remainder of 2012.

Our level of capital spending depends on our forecast for the demand for our products and services and the equipment we require to provide services to our customers. As we believe there will be a high level of activity in certain North American areas focused on the production of oil and natural gas liquids, we anticipate investing more capital in our contract operations fleet in 2012 than we have in the recent past.

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

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, horsepower utilization percentages and fabrication backlog (horsepower in thousands and dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total Available Horsepower (at period end):
North America(1)	3,285	3,605	3,285	3,605
International	1,254	1,196	1,254	1,196
Total	4,539	4,801	4,539	4,801
Total Operating Horsepower (at period end):
North America	2,811	2,784	2,811	2,784
International	996	980	996	980
Total	3,807	3,764	3,807	3,764
Total Operating Horsepower (average during the quarter):
North America	2,820	2,782	2,823	2,782
International	989	978	975	979
Total	3,809	3,760	3,798	3,761
Horsepower Utilization (at period end):
North America(1)	86%	77%	86%	77%
International	79%	82%	79%	82%
Total	84%	78%	84%	78%

	June 30, 2012	December 31, 2011	June 30, 2011
Compressor and Accessory Fabrication Backlog	$297.0	$249.7	$221.0
Production and Processing Equipment Fabrication Backlog	677.7	416.0	487.8
Installation Backlog(2)	311.7	69.6	27.4
Fabrication Backlog(2)	$1,286.4	$735.3	$736.2

(1)          Amounts for the periods ended June 30, 2012 exclude approximately 299,000 horsepower of idle compressor units that were removed from the compressor fleet as a result of the June 2012 impairment review.

(2)          In the second quarter of 2012, we began including installation backlog in our total fabrication backlog, and have updated all prior periods to also include installation backlog.

FINANCIAL RESULTS OF OPERATIONS

Summary of Results

Revenue.  Revenue for the three months ended June 30, 2012 was $630.7 million compared to $644.1 million for the three months ended June 30, 2011. Revenue for the six months ended June 30, 2012 was $1,246.0 million compared to $1,251.0 million for the six months ended June 30, 2011. The change in revenue for the three and six months ended June 30, 2012 compared to the corresponding 2011 periods was primarily caused by lower fabrication revenue in the Eastern Hemisphere, substantially offset by higher fabrication and aftermarket services revenues in North America.

Net income (loss) attributable to Exterran stockholders and EBITDA, as adjusted.  We recorded net loss attributable to Exterran stockholders of $152.6 million and $28.0 million for the three months ended June 30, 2012 and 2011, respectively. We recorded net loss attributable to Exterran stockholders of $147.1 million and $58.1 million for the six months ended June 30, 2012 and 2011, respectively. We recorded EBITDA, as adjusted, of $101.5 million and $82.8 million for the three months ended June 30, 2012 and 2011, respectively. We recorded EBITDA, as adjusted, of $197.6 million and $179.1 million for the six months ended June 30, 2012 and 2011, respectively. Net loss attributable to Exterran stockholders was impacted by long-lived asset impairments of $128.5 million and $132.7 million incurred during the three and six months ended June 30, 2012, respectively.  This was partially offset by equity in income from non-consolidated affiliates of $4.7 million and $42.1 million for the three and six months ended June 30, 2012, respectively, received in conjunction with the sale of PIGAP II and El Furrial’s assets. Net loss attributable to Exterran stockholders and EBITDA, as adjusted, for the three and six months ended June 30, 2012 were favorably impacted by higher gross margins from operations. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

Summary of Business Segment Results

North America Contract Operations

(dollars in thousands)

	Three months ended June 30,		Increase
	2012	2011	(Decrease)
Revenue	$148,564	$146,581	1%
Cost of sales (excluding depreciation and amortization expense)	70,423	73,906	(5)%
Gross margin	$78,141	$72,675	8%
Gross margin percentage	53%	50%	3%

The increase in revenue in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily attributable to a 1% increase in average operating horsepower, an increase in rates, a $1.3 million increase in revenue from a gas processing plant that began operations during the fourth quarter of 2011 and a $1.1 million increase in freight revenue. These increases were partially offset by a $2.3 million decrease in revenue from our contract water treatment business in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily caused by the revenue increase explained above, better management of field operating expenses from the implementation of profitability improvement initiatives and a $3.6 million benefit from ad valorem taxes due to a change in tax law, partially offset by an increase in lube oil prices and freight expenses. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 15 to the Financial Statements.

International Contract Operations

(dollars in thousands)

	Three months ended June 30,		Increase
	2012	2011	(Decrease)
Revenue	$112,628	$110,944	2%
Cost of sales (excluding depreciation and amortization expense)	47,092	49,766	(5)%
Gross margin	$65,536	$61,178	7%
Gross margin percentage	58%	55%	3%

The increase in revenue and gross margin in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily due to a $2.5 million increase in revenue from a new contract in the Eastern Hemisphere, a $2.3 million increase in revenue in Argentina that was primarily due to inflation adjustments and a $2.2 million increase in revenue in Mexico, partially offset by a $4.6 million decrease in revenue in Brazil primarily as a result of contracts that were terminated in 2011. Gross margin percentage in the three months ended June 30, 2012 benefited from inflationary rate adjustments in Argentina, partially offset by reduced margins in Brazil due to higher demobilization expenses.

Aftermarket Services

(dollars in thousands)

	Three months ended June 30,		Increase
	2012	2011	(Decrease)
Revenue	$101,902	$84,812	20%
Cost of sales (excluding depreciation and amortization expense)	77,528	77,647	0%
Gross margin	$24,374	$7,165	240%
Gross margin percentage	24%	8%	16%

The increase in revenue in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily due to an increase in activity in North America of $11.7 million. Gross margin and gross margin percentage were favorably impacted by improved market conditions and the implementation of profitability improvement initiatives that began in the second half of 2011.

Fabrication

(dollars in thousands)

	Three months ended June 30,		Increase
	2012	2011	(Decrease)
Revenue	$267,641	$301,731	(11)%
Cost of sales (excluding depreciation and amortization expense)	241,357	269,352	(10)%
Gross margin	$26,284	$32,379	(19)%
Gross margin percentage	10%	11%	(1)%

The decrease in revenue for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily due to a $78.8 million reduction of revenue in the Eastern Hemisphere, partially offset by $43.7 million of higher revenue in North America caused by improved market conditions. The decrease in gross margin and gross margin percentage was primarily caused by the continuation of weaker market conditions in the Eastern Hemisphere in the three months ended June 30, 2012 including the impact of reduced margins from our Belleli Energy subsidiary which provides engineering, procurement and fabrication services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants.  The decrease in gross margin and gross margin percentage at Belleli Energy was primarily the result of increased under-absorption caused by reduced activity and a $3.2 million loss on a job recorded in the three months ended June 30, 2012. The decrease in gross margin and gross margin percentage in the Eastern Hemisphere was partially offset by improved gross margins in North America caused by improved market conditions.

Costs and Expenses

(dollars in thousands)

	Three months ended June 30,		Increase
	2012	2011	(Decrease)
Selling, general and administrative	$94,134	$90,450	4%
Depreciation and amortization	88,909	90,412	(2)%
Long-lived asset impairment	128,543	2,063	6,131%
Restructuring charges	1,266	—	n/a
Interest expense	36,968	34,586	7%
Equity in income of non-consolidated affiliates	(4,728)	—	n/a
Other (income) expense, net	8,752	(2,853)	(407)%

The increase in SG&A expense during the three months ended June 30, 2012 was primarily due to a $7.6 million increase in state and local taxes primarily related to sales tax audits in North America.  SG&A as a percentage of revenue was 15% and 14% for the three months ended June 30, 2012 and 2011, respectively.

Depreciation and amortization decreased primarily due to reduced depreciation and amortization on contract operations projects in Brazil as a result of contracts that were terminated in 2011.

During the three months ended June 30, 2012, we evaluated the future deployment of our idle fleet and, as a result, determined to retire and either sell or re-utilize key components on approximately 880 idle compressor units, or approximately 299,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result of our decision to sell or re-utilize key components on these compressor units, we performed an impairment review and, based on that review, have recorded a $92.2 million asset impairment to reduce the book value of each unit to its estimated fair value.  The fair value of each unit was estimated based on the expected net sale proceeds as compared to other fleet units we have recently sold, as well as our review of other units that were recently offered for sale by third parties, or the estimated component value of the equipment that we plan to use.  As of June 30, 2012, the average age of the impaired idle units was 24 years.

In the fourth quarter of 2010, we recorded an impairment of compressor units previously used in our contract operations segments that we retired from our active fleet and made available for sale.  In connection with our review of our fleet in June 2012, we re-evaluated the key assumptions used in the fleet impairment recorded in the fourth quarter of 2010.  Based upon that review, we reduced the expected proceeds from disposition for most of the remaining units and increased the weighted average disposal period for the units from the impairment in the fourth quarter of 2010. This resulted in an additional impairment of $34.8 million to reduce the book value of each unit to its estimated fair value.  As of June 30, 2012, the average age of the units we further impaired in the second quarter of 2012 was 29 years.

During the three months ended June 30, 2011 we reviewed the idle compression assets used in our contract operations segments for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the assets. Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we have recently sold, as well as our review of other units that were recently offered for sale by third parties, or the estimated component value of the equipment that we plan to use. The net book value of these assets exceeded the fair value by $2.1 million for the three months ended June 30, 2011 and was recorded as a long-lived asset impairment.

In June 2012, we committed to a plan to sell our subsidiary in the United Kingdom (Exterran (UK) Ltd.) as part of our continued emphasis on simplification and focus on our core business. In conjunction with the planned disposition, we recorded an impairment of long-lived assets that totaled $1.5 million during the three months ended June 30, 2012.  The impairment charges are reflected in Long-lived asset impairment in our condensed consolidated statements of operations.

In November 2011, we announced a workforce cost reduction program across all of our business segments as a first step in a broader overall profit improvement initiative. These actions were the result of a review of our cost structure aimed at identifying ways to reduce our on-going operating costs and to adjust the size of our workforce to be consistent with current and expected activity levels. A significant portion of the workforce cost reduction program was completed in 2011, with the remainder expected to be completed in 2012. During the three months ended June 30, 2012, we incurred $1.3 million of restructuring charges primarily related to consulting services and termination benefits. See Note 11 to the Financial Statements for further discussion of these charges.

The increase in interest expense for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily due to the refinancing of a portion of our outstanding debt at a higher interest rate and a $0.5 million increase in the amortization of the debt discount on our 4.25% convertible senior notes due June 2014.

The increase in equity in income of non-consolidated affiliates during the three months ended June 30, 2012 relates to the receipt of a cash payment of approximately $4.7 million we received in June 2012 from the sale of PIGAP II and El Furrial’s assets. We are due to receive an additional approximately $70.0 million in periodic cash payments through the first quarter of 2016 related to this sale. Payments we receive from the sale will be recognized in Equity in income of non-consolidated affiliates in our condensed consolidated statements of operations as such payments are received.

The change in other (income) expense, net was primarily due to a foreign currency loss of $10.8 million for the three months ended June 30, 2012 compared to a gain of $2.2 million for the three months ended June 30, 2011. Our foreign currency gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates. For the three months ended June 30, 2012 and 2011, foreign currency (gain) loss included a translation loss of $11.5 million and translation gain of $4.4 million, respectively, related to the re-measurement of our Brazil subsidiary’s U.S. dollar denominated inter-company debt.

Income Taxes

(dollars in thousands)

	Three months ended June 30,		Increase
	2012	2011	(Decrease)
Benefit from income taxes	$(35,502)	$(14,113)	152%
Effective tax rate	22.3%	34.2%	(11.9)%

The decrease in our effective tax rate was primarily due to increased losses in low or no tax jurisdictions during the three months ended June 30, 2012. This decrease was partially offset by the $128.5 million asset impairment during the three months ended June 30, 2012, which is predominantly tax effected at the U.S. statutory rate and the $4.7 million equity in income of non-consolidated affiliates recorded during the three months ended June 30, 2012, which is not subject to income tax.

Discontinued Operations

(dollars in thousands)

	Three months ended June 30,		Increase
	2012	2011	(Decrease)
Loss from discontinued operations, net of tax	$(42,891)	$(3,076)	(1,294)%

Loss from discontinued operations, net of tax for the three months ended June 30, 2012 and 2011, related to our operations in Venezuela that were expropriated in June 2009, including the costs associated with our arbitration proceeding, and results from and impairment of our Canadian contract operations and aftermarket services businesses. As discussed in Note 2 to the Financial Statements, in June 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela and by the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela.

In June 2012, we committed to a plan to sell our contract operations and aftermarket services businesses in Canada. The planned disposition meets the criteria established for recognition as discontinued operations and therefore our Canadian contract operations and aftermarket services businesses are now reflected as discontinued operations in our condensed consolidated financial statements.  In conjunction with the planned disposition, we recorded an impairment of intangible assets and long-lived assets that totaled $40.8 million during the three months ended June 30, 2012.

THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

Summary of Business Segment Results

North America Contract Operations

(dollars in thousands)

	Six months ended June 30,		Increase
	2012	2011	(Decrease)
Revenue	$299,152	$293,434	2%
Cost of sales (excluding depreciation and amortization expense)	144,659	152,194	(5)%
Gross margin	$154,493	$141,240	9%
Gross margin percentage	52%	48%	4%

The increase in revenue was primarily attributable to a 1% increase in average operating horsepower, an increase in rates, a $2.5 million increase in revenue from a gas processing plant that began operations during the fourth quarter of 2011 and a $2.2 million increase in freight revenue. These increases were partially offset by a $3.7 million decrease in revenue from our contract water treatment business in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily caused by the revenue increase explained above, better management of field operating expenses from the implementation of profitability improvement initiatives and a $3.6 million benefit from ad valorem taxes due to a change in tax law, partially offset by an increase in lube oil prices and freight expenses.

International Contract Operations

(dollars in thousands)

	Six months ended June 30,		Increase
	2012	2011	(Decrease)
Revenue	$225,414	$216,625	4%
Cost of sales (excluding depreciation and amortization expense)	90,981	90,732	0%
Gross margin	$134,433	$125,893	7%
Gross margin percentage	60%	58%	2%

The increase in revenue and gross margin in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to a $6.8 million increase in revenue in Nigeria, largely from the recognition of $5.1 million of revenue with little incremental cost from the early termination of a project in Nigeria recorded in the six months ended June 30, 2012, a $6.0 million increase in revenue in Mexico, a $4.1 million increase in revenue in Argentina that was primarily due to inflation rate adjustments and a $2.5 million increase in revenue from a new contract in the Eastern Hemisphere, partially offset by an $11.5 million decrease in revenue in Brazil primarily as a result of contracts that were terminated in 2011. Gross margin percentage in the six months ended June 30, 2012 benefited from the recognition of $5.1 million of revenue with little incremental cost from the early termination of a project in Nigeria and from inflationary rate adjustments in Argentina. These benefits were partially offset by reduced margins in Brazil due to higher demobilization expenses.

Aftermarket Services

(dollars in thousands)

	Six months ended June 30,		Increase
	2012	2011	(Decrease)
Revenue	$191,547	$159,160	20%
Cost of sales (excluding depreciation and amortization expense)	149,259	142,309	5%
Gross margin	$42,288	$16,851	151%
Gross margin percentage	22%	11%	11%

The increase in revenue in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to an increase in activity in North America of $23.4 million. Gross margin and gross margin percentage were favorably impacted by improved market conditions and the implementation of profitability improvement initiatives that began in the second half of 2011.

Fabrication

(dollars in thousands)

	Six months ended June 30,		Increase
	2012	2011	(Decrease)
Revenue	$529,863	$581,777	(9)%
Cost of sales (excluding depreciation and amortization expense)	476,960	508,643	(6)%
Gross margin	$52,903	$73,134	(28)%
Gross margin percentage	10%	13%	(3)%

The decrease in revenue for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to a $145.4 million reduction of revenue in the Eastern Hemisphere, partially offset by $98.7 million of higher revenue in North America caused by improved market conditions. The decrease in gross margin and gross margin percentage was primarily due to lower margins in the Eastern Hemisphere caused by the continuation of weaker market conditions and a $15.0 million recovery on a loss contract recorded in the first quarter of 2011. The decrease in gross margin and gross margin percentage in the Eastern Hemisphere was partially offset by improved gross margins in North America caused by improved market conditions.

Costs and Expenses

(dollars in thousands)

	Six months ended June 30,		Increase
	2012	2011	(Decrease)
Selling, general and administrative	$188,973	$179,875	5%
Depreciation and amortization	174,020	178,611	(3)%
Long-lived asset impairment	132,665	2,063	6,331%
Restructuring charges	4,313	—	n/a
Interest expense	74,959	71,756	4%
Equity in income of non-consolidated affiliates	(42,067)	—	n/a
Other (income) expense, net	2,657	(2,930)	(191)%

The increase in SG&A expense during the six months ended June 30, 2012 was primarily due to a $12.0 million increase in state and local taxes primarily related to sales tax audits in North America. SG&A as a percentage of revenue was 15% and 14% for the six months ended June 30, 2012 and 2011, respectively.

Depreciation and amortization decreased primarily due to reduced depreciation and amortization on contract operations projects in Brazil as a result of contracts that were terminated in 2011.

During the six months ended June 30, 2012, we evaluated the future deployment of our idle fleet and, as a result, determined to retire and either sell or re-utilize key components on approximately 920 idle compressor units, or approximately 316,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result of our decision to sell or re-utilize key components on these compressor units, we performed an impairment review and, based on that review, have recorded a $96.5 million asset impairment to reduce the book value of each unit to its estimated fair value.  The fair value of each unit was estimated based on the expected net sale proceeds as compared to other fleet units we have recently sold, as well as our review of other units that were recently offered for sale by third parties, or the estimated component value of the equipment that we plan to use.  As of June 30, 2012, the average age of the impaired idle units was 24 years.

In the fourth quarter of 2010, we recorded an impairment of compressor units previously used in our contract operations segments that we retired from our active fleet and made available for sale.  In connection with our review of our fleet in June 2012, we re-evaluated the key assumptions used in the fleet impairment recorded in the fourth quarter of 2010.  Based upon that review, we reduced the expected proceeds from disposition for most of the remaining units and increased the weighted average disposal period for the units from the impairment in the fourth quarter of 2010. This resulted in an additional impairment of $34.8 million to reduce the book value of each unit to its estimated fair value.  As of June 30, 2012, the average age of the units we further impaired in the second quarter of 2012 was 29 years.

During the six months ended June 30, 2011 we reviewed the idle compression assets used in our contract operations segments for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the assets. Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we have recently sold, as well as our review of other units that were recently offered for sale by third parties, or the estimated component value of the equipment that we plan to use. The net book value of these assets exceeded the fair value by $2.1 million for the six months ended June 30, 2011 and was recorded as a long-lived asset impairment.

In June 2012, we committed to a plan to sell our subsidiary in the United Kingdom (Exterran (UK) Ltd.) as part of our continued emphasis on simplification and focus on our core business. In conjunction with the planned disposition, we recorded an impairment of long-lived assets that totaled $1.5 million during the three months ended June 30, 2012.  The impairment charges are reflected in Long-lived asset impairment in our condensed consolidated statements of operations.

In November 2011, we announced a workforce cost reduction program across all of our business segments as a first step in a broader overall profit improvement initiative. These actions were the result of a review of our cost structure aimed at identifying ways to reduce our on-going operating costs and to adjust the size of our workforce to be consistent with current and expected activity levels. A significant portion of the workforce cost reduction program was completed in 2011, with the remainder expected to be completed in

2012. During the six months ended June 30, 2012, we incurred $4.3 million of restructuring charges primarily related to consulting services and termination benefits. See Note 11 to the Financial Statements for further discussion of these charges.

The increase in interest expense for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to the refinancing of a portion of our outstanding debt at a higher interest rate and a $1.1 million increase in the amortization of the debt discount on our 4.25% convertible senior notes due June 2014. In addition, we expensed $1.3 million of unamortized deferred financing costs as a result of the decrease in capacity of our revolving credit facility in the three months ended March 31, 2012. The increase in interest expense was partially offset by $1.4 million of unamortized deferred financing costs expensed in the three months ended March 31, 2011 due to the termination of our 2007 asset-backed securitization facility.

The increase in equity in income of non-consolidated affiliates during the six months ended June 30, 2012 relates to payments of $42.3 million received during the six month period ended June 30, 2012 from the sale of PIGAP II and El Furrial’s assets. We are due to receive an additional approximately $70.0 million in periodic cash payments through the first quarter of 2016 related to this sale. Payments we receive from the sale will be recognized in Equity in income of non-consolidated affiliates in our condensed consolidated statements of operations as such payments are received.

The change in other (income) expense, net was primarily due to a foreign currency loss of $6.0 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively. Our foreign currency gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates. For the six months ended June 30, 2012 compared to the six months ended June 30, 2011, foreign currency loss was impacted by a $12.0 million increased translation loss related to re-measurement of our Brazil subsidiary’s U.S. dollar denominated inter-company debt.  For the six months ended June 30, 2012 compared to the six months ended June 30, 2011, foreign currency loss was also impacted by a $4.2 million increased translation gain related to the re-measurement of our Netherlands subsidiary’s non-U.S. dollar denominated inter-company debt.

Income Taxes

(dollars in thousands)

	Six months ended June 30,		Increase
	2012	2011	(Decrease)
Benefit from income taxes	$(35,845)	$(17,580)	104%
Effective tax rate	23.7%	24.3%	(0.6)%

The increase in our effective tax rate was primarily due to the $42.1 million equity in income of non-consolidated affiliates recorded during the six months ended June 30, 2012, which is not subject to income tax.  The effective tax rate was further increased due to the $132.7 million asset impairment during the six months ended June 30, 2012, which is predominantly tax effected at the U.S. statutory rate.  These increases to our effective tax rate were partially offset by increased losses in low or no tax jurisdictions and a $1.3 million charge for a foreign tax audit assessment received in the six months ended June 30, 2012.

Discontinued Operations

(dollars in thousands)

	Six months ended June 30,		Increase
	2012	2011	(Decrease)
Loss from discontinued operations, net of tax	$(44,053)	$(6,011)	(633)%

Loss from discontinued operations, net of tax for the six months ended June 30, 2012 and 2011, related to our operations in Venezuela that were expropriated in June 2009, including the costs associated with our arbitration proceeding and results from and impairment of our Canadian contract operations and aftermarket services businesses. As discussed in Note 2 to the Financial Statements, in June 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela and by the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela.

In June 2012, we committed to a plan to sell our contract operations and aftermarket services businesses in Canada.  The planned disposition meets the criteria established for recognition as discontinued operations and therefore our Canadian contract operations and aftermarket services businesses are now reflected as discontinued operations in our condensed consolidated financial statements.  In conjunction with the planned disposition, we recorded an impairment of intangible assets and long-lived assets that totaled $40.8 million during the three months ended June 30, 2012.

Noncontrolling Interest

As of June 30, 2012, noncontrolling interest is primarily comprised of the portion of the Partnership’s earnings that is applicable to the limited partner interest in the Partnership owned by the public. As of June 30, 2012, public unitholders held a 69% ownership interest in the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balance was $21.4 million at June 30, 2012, compared to $21.9 million at December 31, 2011. Working capital increased to $524.8 million at June 30, 2012 from $454.0 million at December 31, 2011. The increase in working capital was primarily caused by increases in accounts receivable and inventory and reductions in accrued liabilities, partially offset by increases in billings on uncompleted contracts in excess of costs and estimated earnings, deferred revenue and accounts payable. The increase in inventory and accounts receivable was primarily due to the increase in the volume of fabrication projects in process in North America at June 30, 2012 compared to December 31, 2011.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in) continuing operations:
Operating activities	$52,604	$(6,868)
Investing activities	(159,916)	(73,485)
Financing activities	107,114	71,066
Effect of exchange rate changes on cash and cash equivalents	(476)	(1,012)
Discontinued operations	150	721
Net change in cash and cash equivalents	$(524)	$(9,578)

Operating Activities.  The increase in cash provided by operating activities was primarily due to improved results from operations including the increase in gross margin during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Investing Activities.  The increase in cash used in investing activities was primarily attributable to an increase in capital expenditures from $104.3 million during the six months ended June 30, 2011 to $227.9 million during the six months ended June 30, 2012, partially offset by $42.3 million of proceeds we received in the first six months of 2012 from the sale of PIGAP II and El Furrial’s assets.

Financing Activities.  The increase in cash provided by financing activities during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily attributable to an increase in net borrowings of long-term debt during the six months ended June 30, 2012.  This was partially offset by a decrease in net proceeds from the sale of Partnership units from $289.9 million during the six months ended June 30, 2011 to $114.5 million during the six months ended June 30, 2012.

Capital Expenditures.  We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our targeted return on capital. We currently plan to spend approximately $350 million to $375 million in net capital expenditures during 2012, including (1) contract operations equipment additions and (2) approximately $105 million to $115 million on equipment maintenance capital related to our contract operations business. Net capital expenditures are net of fleet sales.

Long-Term Debt.  As of June 30, 2012, we had approximately $1.8 billion in outstanding debt obligations, consisting of $356.5 million outstanding under our revolving credit facility, $143.8 million outstanding under our 4.75% convertible notes due 2014, $310.1 million outstanding under our 4.25% Notes due June 2014, $350.0 million outstanding under our 7.25% senior notes due 2018, $493.5 million outstanding under the Partnership’s revolving credit facility and $150.0 million outstanding under the Partnership’s term loan facility.

In July 2011, we entered into a new five-year, $1.1 billion senior secured revolving credit facility (the “Credit Facility”), which matures in July 2016 and replaced our former senior secured credit facility. As of June 30, 2012, we had $356.5 million in outstanding borrowings and $195.9 million in outstanding letters of credit under the Credit Facility. At June 30, 2012, taking into account guarantees through letters of credit, we had undrawn and available capacity of $347.6 million under the Credit Facility.

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

Borrowings under the Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.50% to 2.50% and (ii) in the case of base rate loans, from 0.50% to 1.50%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At June 30, 2012, all amounts outstanding under the Credit Facility were LIBOR loans and the applicable margin was 2.0%. The weighted average annual interest rate at June 30, 2012 on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 2.3%.

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

The credit agreement contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We are also subject to financial covenants, including a ratio of Adjusted EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt to Adjusted EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 4.0 to 1.0. As of June 30, 2012, we maintained a 4.0 to 1.0 Adjusted EBITDA to Total Interest Expense ratio, a 3.7 to 1.0 consolidated Total Debt to Adjusted EBITDA ratio and a 1.2 to 1.0 Senior Secured Debt to Adjusted EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we were to experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements, including a default by the Partnership under its credit facility, would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of June 30, 2012, we were in compliance with all financial covenants under the credit agreement.

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

As of June 30, 2012, the Partnership had $256.5 million of undrawn and available capacity under its revolving credit facility. The Partnership Credit Agreement limits the Partnership’s Total Debt to EBITDA ratio (as defined in the Partnership Credit Agreement) of not greater than 4.75 to 1.0. The Partnership Credit Agreement allows for the Partnership’s Total Debt to EBITDA ratio to be increased from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after such an acquisition closes. The Partnership completed an acquisition from us meeting these thresholds in the first quarter of 2012; therefore, the maximum allowed ratio of Total Debt to EBITDA is 5.25 to 1.0 through September 30, 2012, reverting to 4.75 to 1.0 for the quarter ending December 31, 2012 and subsequent quarters.

The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 2.25% to 3.25% and (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At June 30, 2012, all amounts outstanding under this facility were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance of this facility at June 30, 2012, excluding the effect of interest rate swaps, was 2.8%.

The Partnership’s term loan facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for term loans varies (i) in the case of LIBOR loans, from 2.5% to 3.5% and (ii) in the case of base rate loans, from 1.5% to 2.5%. At June 30, 2012, all amounts outstanding under the term loan facility were LIBOR loans and the applicable margin was 2.75%. The average annual interest rate on the outstanding balance of the term loan facility at June 30, 2012 was 3.0%.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Agreement).

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on its ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. It also contains various covenants requiring mandatory prepayments of the term loans from the net cash proceeds of certain future asset transfers. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Partnership Credit Agreement) and a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.75 to 1.0. As discussed above, the Partnership completed an acquisition from us meeting these thresholds in the first quarter of 2012; therefore, the Partnership’s Total Debt to EBITDA ratio was temporarily increased from 4.75 to 1.0 to 5.25 to 1.0 through September 30, 2012, reverting to 4.75 to 1.0 for the quarter ending December 31, 2012 and subsequent quarters. As of

June 30, 2012, the Partnership maintained a 8.0 to 1.0 EBITDA to Total Interest Expense ratio and a 3.6 to 1.0 Total Debt to EBITDA ratio. A violation of the Partnership’s Total Debt to EBITDA covenant would be an event of default under the Partnership Credit Agreement, which would trigger cross-default provisions under certain of our debt agreements. As of June 30, 2012, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

We have entered into interest rate swap agreements related to a portion of our variable rate debt. In the fourth quarter of 2010, we paid $43.0 million to terminate interest rate swap agreements with a total notional value of $585.0 million and a weighted average rate of 4.6%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive income (loss) will be amortized into interest expense over the original term of the swaps. Of the total amount included in accumulated other comprehensive income (loss), $7.8 million was amortized into interest expense during the six months of 2012 and we expect $2.9 million to be amortized into interest expense during the remainder of 2012. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this report for further discussion of our interest rate swap agreements.

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

On July 30, 2012, Exterran GP LLC’s board of directors approved a cash distribution by the Partnership of $0.5025 per limited partner unit, or approximately $22.8 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from April 1, 2012 through June 30, 2012. The record date for this distribution is August 10, 2012 and payment is expected to occur on August 14, 2012.

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

For a reconciliation of gross margin to net loss, see Note 15 to the Financial Statements.

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

The following table reconciles our net loss to EBITDA, as adjusted (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(166,898)	$(30,224)	$(159,611)	$(60,688)
Loss from discontinued operations, net of tax	42,891	3,076	44,053	6,011
Depreciation and amortization	88,909	90,412	174,020	178,611
Long-lived asset impairment	128,543	2,063	132,665	2,063
Restructuring charges	1,266	—	4,313	—
Investments in non-consolidated affiliates impairment	—	—	224	—
Proceeds from sale of joint venture assets	(4,728)	—	(42,291)	—
Interest expense	36,968	34,586	74,959	71,756
(Gain) loss on currency exchange rate remeasurement of intercompany balances	10,008	(3,014)	5,121	(1,026)
Benefit from income taxes	(35,502)	(14,113)	(35,845)	(17,580)
EBITDA, as adjusted	$101,457	$82,786	$197,608	$179,147

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

We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign currency loss in our condensed consolidated statements of operations of $6.0 million and $0.6 million for the first six months of 2012 and 2011, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

As of June 30, 2012, after taking into consideration interest rate swaps, we had approximately $285.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates would result in an annual increase in our interest expense of approximately $2.9 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 8 to the Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of June 30, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except as follows:

Natural gas prices in North America are at low levels, which could decrease demand for our natural gas compression and oil and natural gas production and processing equipment and services, which could adversely affect our business.

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression and oil and natural gas production and processing.  Oil and natural gas exploration and development activity and the number of well completions typically decline when there is a sustained reduction in oil or natural gas prices or significant instability in energy markets. Even the perception of longer-term lower oil or natural gas prices by oil and natural gas exploration, development and production companies can result in their decision to cancel, reduce or postpone major expenditures or to reduce or shut in well production. In April 2012, natural gas prices in North America fell to the lowest levels seen in more than a decade at around $2.00 per MMBtu and, as a result, certain companies announced a reduction in their natural gas drilling and production activities, particularly in dry gas areas. Since then, natural gas prices have improved somewhat to around $3.00 per MMBtu as of July 2012, but still remain at historically low levels. Additionally, in North America, compression services for our customers’ production from unconventional natural gas sources constitute an increasing percentage of our business. Some of these unconventional sources are less economic to produce in lower natural gas price environments. If the current price levels for natural gas continue or decrease, the level of production activity and the demand for our natural gas compression and oil and natural gas production and processing equipment and services could decrease, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.  A reduction in demand for our products and services could also force us to reduce our pricing substantially.

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

More recently, in April 2012, Argentina assumed control over its largest oil and gas producer, Yacimientos Petroliferos Fiscales (“YPF”).  We had 542,000 horsepower of compression in Argentina as of June 30, 2012, and we generated $75 million of revenue in Argentina, including $32 millon of revenue from YPF, during the six months ended June 30, 2012.  We are unable to predict what effect, if any, the nationalization of YPF will have on our business in Argentina, or whether Argentina will nationalize additional businesses in the oil and gas industry; however, the nationalization of YPF and any such further actions by Argentina could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

On August 20, 2010, the U.S. Environmental Protection Agency (“EPA”) published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule as originally published would have required us to undertake certain expenditures and activities, likely including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at major sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. On October 19, 2010, we submitted a legal challenge to the U.S. Court of Appeals for the D.C. Circuit and a Petition for Administrative Reconsideration to the EPA for some monitoring aspects of the rule. The legal challenge has been held in abeyance since December 3, 2010, pending the EPA’s consideration of the Petition for Administrative Reconsideration. On June 7, 2012, the EPA published proposed changes to the regulation in response to the petition such that, among other things, the proposed rule will require catalyst installation only on equipment at sites that in effect do not meet the U.S. Department of Transportation (DOT) definition of “remote.”  All other engines will be subject to management practices only.  The comment period for the proposed changes ends August 9, 2012.  At this point, we cannot predict what the EPA will adopt as its final rule, and as a result we cannot currently accurately predict the cost to comply with the rule’s requirements. Compliance with the final rule is anticipated to be required by October 2013.

In addition, the Texas Commission on Environmental Quality (“TCEQ”) has finalized revisions to certain air permit programs that significantly increase the air permitting requirements for new and certain existing oil and natural gas production and gathering sites for 23 counties in the Barnett Shale production area. The final rule establishes new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, and the lower emissions standards will become applicable between 2015 and 2030 depending on the type of engine and the permitting requirements. Our cost to comply with the revised air permit programs is not expected to be material at this time. Although the TCEQ had previously stated it would consider expanding application of the new air permit program statewide, the Texas Legislature adopted legislation prohibiting such an expansion in the near term, including by preventing the TCEQ from expending funds to extend the rule’s geographic scope prior to August 31, 2013 and prior to conducting and providing to the Texas Legislature an economic impact study regarding any such expansion. At this point, we cannot predict whether or when such a geographic expansion of those rules might occur or the cost to comply with any such requirements.  Notably, in June 2012, the TCEQ published a proposal that would revise these regulations to remove eight counties from the 23-county area affected by these more stringent air permit programs.  The comment period on this proposal closed on July 16, 2012.

On April 17, 2012, the EPA issued final rules focused on reducing the emissions of certain chemicals by the oil and natural gas industry, including volatile organic compounds, sulfur dioxide and certain air toxics. At this point, we are still reviewing the final rule, and cannot yet predict the cost to comply.

On May 21, 2012, the EPA issued new ozone nonattainment designations for all areas except Chicago, in relation to the 2008 national ambient air quality standard (“NAAQS”) for ozone.  Among other things, these new designations add Wise County to the Dallas-Fort Worth (“DFW”) nonattainment area.  This new designation will require Texas to modify its State Implementation Plan (“SIP”)  to include a plan to get Wise County into compliance with the ozone NAAQS.  This modification process typically takes about three to five years.  If Texas implements the same control requirements in Wise County that are already in place in the other counties in the DFW nonattainment area, we could have to modify or remove and replace a significant amount of equipment we currently utilize in Wise County.  However, at this point we cannot predict what Texas’ new SIP will require or what equipment will still be operating in Wise County when it comes into effect and, as a result, we cannot currently accurately predict the impact or cost to comply.

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

The U.S. Congress has considered legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane. One bill, passed by the House of Representatives, if enacted by the full Congress, would have required greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other initiatives continue to be proposed that may be relevant to greenhouse gas emissions issues. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emissions inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Independent of Congress, the EPA has adopted regulations to control greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. In addition, the EPA in June 2010 published a final rule providing for the tailored applicability of air permitting requirements for greenhouse gas emissions. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of sources required to obtain permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. In July 2011, the second step of the phase-in began requiring permitting for otherwise minor sources of air emissions that have the potential to emit at least 100,000 tons per year of greenhouse gases. On June 29, 2012, the EPA issued a final rule that maintains the greenhouse gas permitting thresholds that were established in step one and step two of the tailoring rule.  The final rule constitutes EPA’s third step in the agency’s phased-in approach to greenhouse gas permitting under the CAA.  On June 26, 2012, the U.S. Court of Appeals for the D.C. Circuit upheld EPA’s greenhouse gas regulations including these permitting requirements against a challenge from a number of states and industry groups.  These rules will affect some of our and our customers’ largest new or modified facilities going forward, requiring us to obtain permits that specifically include authorizations to emit greenhouse gases after demonstrating that those facilities will use the best available control technologies and accepting firm limits on emissions.

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

2.2

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

4.1

Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

4.2

Ninth Supplemental Indenture, dated as of June 27, 2012, by and among Exterran Holdings, Inc., Exterran Energy LLC and U.S. Bank National Association, as trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012

4.3

Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.4

Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, for the 4.25% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.5

Indenture, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, for the 7.25% Senior Notes due 2018, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

4.6

Registration Rights Agreement, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and the Initial Purchasers named therein, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

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

EXTERRAN HOLDINGS, INC.

Date: August 2, 2012	By:	/s/ WILLIAM M. AUSTIN
William M. Austin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
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

2.2

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

4.1

Eighth Supplemental Indenture, dated August 20, 2007, by and between Hanover Compressor Company, Exterran Holdings, Inc., and U.S. Bank National Association, as trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

4.2

Ninth Supplemental Indenture, dated as of June 27, 2012, by and among Exterran Holdings, Inc., Exterran Energy LLC and U.S. Bank National Association, as trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012

4.3

Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.4

Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, for the 4.25% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.5

Indenture, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, for the 7.25% Senior Notes due 2018, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

4.6

Registration Rights Agreement, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and the Initial Purchasers named therein, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

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