Form 10-Q
period 2012-09-30
EXTERRAN HOLDINGS INC.
filed 2012-11-01
CIK 1389050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

Number of shares of the common stock of the registrant outstanding as of October 25, 2012: 64,901,850 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$22,071	$21,903
Restricted cash	1,284	1,121
Accounts receivable, net of allowance of $8,330 and $11,270, respectively	525,300	448,998
Inventory, net	405,590	342,095
Costs and estimated earnings in excess of billings on uncompleted contracts	142,831	122,214
Current deferred income taxes	40,168	37,401
Other current assets	94,262	111,531
Current assets associated with discontinued operations	31,243	38,664
Total current assets	1,262,749	1,123,927
Property, plant and equipment, net	2,851,115	2,934,664
Intangible and other assets, net	203,480	222,851
Long-term assets associated with discontinued operations	9,938	79,220
Total assets	$4,327,282	$4,360,662

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$198,763	$210,812
Accrued liabilities	273,989	275,130
Deferred revenue	102,691	83,836
Billings on uncompleted contracts in excess of costs and estimated earnings	126,413	83,961
Current liabilities associated with discontinued operations	14,216	16,142
Total current liabilities	716,072	669,881
Long-term debt	1,705,638	1,773,039
Other long-term liabilities	86,444	98,165
Deferred income taxes	112,931	124,847
Long-term liabilities associated with discontinued operations	658	14,688
Total liabilities	2,621,743	2,680,620
Commitments and contingencies (Note 14)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 71,235,585 and 70,407,010 shares issued, respectively	712	704
Additional paid-in capital	3,705,515	3,645,332
Accumulated other comprehensive income	20,585	6,059
Accumulated deficit	(2,041,669)	(2,007,922)
Treasury stock — 6,346,621 and 6,143,589 common shares, at cost, respectively	(208,829)	(206,937)
Total Exterran stockholders’ equity	1,476,314	1,437,236
Noncontrolling interest	229,225	242,806
Total equity	1,705,539	1,680,042
Total liabilities and equity	$4,327,282	$4,360,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
North America contract operations	$151,532	$147,737	$450,684	$441,171
International contract operations	110,632	113,759	336,046	330,384
Aftermarket services	95,854	95,673	287,401	254,833
Fabrication	360,686	332,651	890,549	914,428
	718,704	689,820	1,964,680	1,940,816
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	75,217	75,879	219,876	228,073
International contract operations	46,260	48,227	137,241	138,959
Aftermarket services	75,793	75,802	225,052	218,111
Fabrication	310,754	303,259	787,714	811,902
Selling, general and administrative	85,536	89,257	274,509	269,132
Depreciation and amortization	85,248	88,762	259,268	267,373
Long-lived asset impairment	3,204	1,823	135,869	3,886
Restructuring charges	1,515	2,941	5,828	2,941
Goodwill impairment	—	196,142	—	196,142
Interest expense	31,723	38,672	106,682	110,428
Equity in (income) loss of non-consolidated affiliates	(4,793)	262	(46,860)	262
Other (income) expense, net	(1,450)	12,745	1,207	9,815
	709,007	933,771	2,106,386	2,257,024
Income (loss) before income taxes	9,697	(243,951)	(141,706)	(316,208)
Provision for (benefit from) income taxes	1,267	(32,640)	(34,578)	(50,220)
Income (loss) from continuing operations	8,430	(211,311)	(107,128)	(265,988)
Income (loss) from discontinued operations, net of tax	110,916	(3,236)	66,863	(9,247)
Net income (loss)	119,346	(214,547)	(40,265)	(275,235)
Less: Net (income) loss attributable to the noncontrolling interest	(5,980)	(1,427)	6,518	1,205
Net income (loss) attributable to Exterran stockholders	$113,366	$(215,974)	$(33,747)	$(274,030)

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran stockholders	$0.04	$(3.39)	$(1.59)	$(4.23)
Income (loss) from discontinued operations attributable to Exterran stockholders	1.71	(0.05)	1.06	(0.15)
Net Income (loss) attributable to Exterran stockholders	$1.75	$(3.44)	$(0.53)	$(4.38)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran stockholders	$0.04	$(3.39)	$(1.59)	$(4.23)
Income (loss) from discontinued operations attributable to Exterran stockholders	1.70	(0.05)	1.06	(0.15)
Net income (loss) attributable to Exterran stockholders	$1.74	$(3.44)	$(0.53)	$(4.38)
Weighted average common and equivalent shares outstanding:
Basic	64,847	62,728	63,384	62,583
Diluted	65,094	62,728	63,384	62,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$119,346	$(214,547)	$(40,265)	$(275,235)
Other comprehensive income (loss), net of tax:
Derivative gain (loss), net of reclassifications to earnings	8	(4,844)	1,650	(4,864)
Adjustments from sale of Partnership units	—	—	360	1,184
Amortization of payments to terminate interest rate swaps	2,270	5,259	10,103	14,981
Foreign currency translation adjustment	5,680	(15,794)	921	392
Total other comprehensive income (loss)	7,958	(15,379)	13,034	11,693
Comprehensive income (loss)	127,304	(229,926)	(27,231)	(263,542)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(5,681)	1,851	8,010	6,082
Comprehensive income (loss) attributable to Exterran stockholders	$121,623	$(228,075)	$(19,221)	$(257,460)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(unaudited)

	Exterran Holdings, Inc. Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2010	$691	$3,500,292	$(20,225)	$(203,996)	$(1,667,314)	$192,976	$1,802,424
Treasury stock purchased				(2,456)			(2,456)
Options exercised		526					526
Shares issued in employee stock purchase plan	1	1,434					1,435
Stock-based compensation, net of forfeitures	8	15,491				89	15,588
Income tax benefit from stock-based compensation expense		(447)					(447)
Net proceeds from sale of Partnership units, net of tax		123,904				92,190	216,094
Cash distribution to noncontrolling unitholders of the Partnership						(27,790)	(27,790)
Other		(53)					(53)
Comprehensive income (loss):
Net loss					(274,030)	(1,205)	(275,235)
Derivative gain (loss), net of reclassifications to earnings			13			(4,877)	(4,864)
Adjustments from sale of Partnership units			1,184				1,184
Amortization of payments to terminate interest rate swaps, net of tax			14,981				14,981
Foreign currency translation adjustment			392				392
Balance at September 30, 2011	$700	$3,641,147	$(3,655)	$(206,452)	$(1,941,344)	$251,383	$1,741,779
Balance at December 31, 2011	$704	$3,645,332	$6,059	$(206,937)	$(2,007,922)	$242,806	$1,680,042
Treasury stock purchased				(1,892)			(1,892)
Options exercised		119					119
Shares issued in employee stock purchase plan	1	1,279					1,280
Stock-based compensation, net of forfeitures	7	11,836				484	12,327
Income tax benefit from stock-based compensation expense		(2,253)					(2,253)
Net proceeds from sale of Partnership units, net of tax		49,202				35,920	85,122
Cash distribution to noncontrolling unitholders of the Partnership						(41,975)	(41,975)
Comprehensive income (loss):
Net loss					(33,747)	(6,518)	(40,265)
Derivative gain (loss), net of reclassifications to earnings			3,142			(1,492)	1,650
Adjustments from sale of Partnership units			360				360
Amortization of payments to terminate interest rate swaps, net of tax			10,103				10,103
Foreign currency translation adjustment			921				921
Balance at September 30, 2012	$712	$3,705,515	$20,585	$(208,829)	$(2,041,669)	$229,225	$1,705,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(40,265)	$(275,235)
Adjustments:
Depreciation and amortization	259,268	267,373
Long-lived asset impairment	135,869	3,886
Goodwill impairment	—	196,142
Deferred financing cost amortization	5,791	7,357
(Income) loss from discontinued operations, net of tax	(66,863)	9,247
Amortization of debt discount	15,220	13,588
Provision for doubtful accounts	1,808	1,237
Gain on sale of property, plant and equipment	(1,930)	(4,477)
Equity in (income) loss of non-consolidated affiliates	(46,860)	262
Amortization of payments to terminate interest rate swaps	10,103	14,981
Loss on remeasurement of intercompany balances	4,958	13,115
Stock-based compensation expense	11,843	15,499
Deferred income tax provision	(60,231)	(82,106)
Changes in assets and liabilities:
Accounts receivable and notes	(77,614)	(49,747)
Inventory	(52,748)	5,241
Costs and estimated earnings versus billings on uncompleted contracts	22,163	(37,682)
Other current assets	16,036	(10,674)
Accounts payable and other liabilities	1,638	19,466
Deferred revenue	7,833	(24,010)
Other	(4,028)	(15,936)
Net cash provided by continuing operations	141,991	67,527
Net cash provided by discontinued operations	2,392	6,772
Net cash provided by operating activities	144,383	74,299

Cash flows from investing activities:
Capital expenditures	(328,725)	(171,291)
Proceeds from sale of property, plant and equipment	27,996	37,086
Return of investments in non-consolidated affiliates	47,084	—
(Increase) decrease in restricted cash	(163)	819
Cash invested in non-consolidated affiliates	(224)	(262)
Net cash used in continuing operations	(254,032)	(133,648)
Net cash provided by (used in) discontinued operations	121,041	(5,437)
Net cash used in investing activities	(132,991)	(139,085)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,548,000	1,602,867
Repayments of long-term debt	(1,630,621)	(1,804,578)
Payments for debt issuance costs	(549)	(8,646)
Net proceeds from the sale of Partnership units	114,530	289,908
Proceeds from stock options exercised	119	526
Proceeds from stock issued pursuant to our employee stock purchase plan	1,280	1,435
Purchases of treasury stock	(1,892)	(2,456)
Stock-based compensation excess tax benefit	210	836
Distributions to noncontrolling partners in the Partnership	(41,975)	(27,790)
Net cash provided by (used in) financing activities	(10,898)	52,102

Effect of exchange rate changes on cash and equivalents	(326)	(2,458)
Net increase (decrease) in cash and cash equivalents	168	(15,142)
Cash and cash equivalents at beginning of period	21,903	44,361
Cash and cash equivalents at end of period	$22,071	$29,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Exterran Holdings, Inc. (“we” or “Exterran”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2011. That report contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

Correction of Misclassification in the Statement of Cash Flows

We received $289.9 million of net proceeds from the sale of common units of Exterran Partners, L.P. (together with its subsidiaries, the “Partnership”) during the nine months ended September 30, 2011. These net proceeds were previously reported in our consolidated statement of cash flows as cash flows from investing activities. We have subsequently determined that the net proceeds from the sale of Partnership common units during the nine months ended September 30, 2011 should have been reported as cash flows from financing activities. This correction had no impact on cash flows from operating activities. The impact of the reclassification on the statement of cash flows for the nine months ended September 30, 2011 is shown below (in thousands):

	Nine Months Ended September 30, 2011
	Investing	Financing
Net Cash Provided By (Used In)	Activities	Activities
As previously reported	$150,823	$(237,806)
Increase (decrease)	(289,908)	289,908
As corrected	$(139,085)	$52,102

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

The table below summarizes income (loss) attributable to Exterran stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income (loss) from continuing operations attributable to Exterran stockholders	$2,450	$(212,738)	$(100,610)	$(264,783)
Income (loss) from discontinued operations, net of tax	110,916	(3,236)	66,863	(9,247)
Net income (loss) attributable to Exterran stockholders	$113,366	$(215,974)	$(33,747)	$(274,030)

The table below indicates the potential shares of common stock that were included in computing diluted income (loss) attributable to Exterran stockholders per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average common shares outstanding — used in basic income (loss) per common share	64,847	62,728	63,384	62,583
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock and restricted stock units	239	**	**	**
On settlement of employee stock purchase plan shares	8	**	**	**
On exercise of warrants	**	**	**	**
On conversion of 4.25% convertible senior notes due 2014	**	**	**	**
On conversion of 4.75% convertible senior notes due 2014	**	**	**	**
Weighted average common shares outstanding — used in diluted income (loss) per common share	65,094	62,728	63,384	62,583

**           Excluded from diluted income (loss) per common share as their inclusion would have been anti-dilutive.

There were no adjustments to net income (loss) attributable to Exterran stockholders for the diluted earnings (loss) per share calculation for the three and nine months ended September 30, 2012 and 2011.

The table below indicates the potential shares of common stock issuable that were excluded from net dilutive potential shares of common stock issuable as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	1,345	3,209	2,042	2,287
On exercise of options and vesting of restricted stock and restricted stock units	—	546	1,426	605
On settlement of employee stock purchase plan shares	—	35	11	20
On exercise of warrants	12,426	12,426	12,426	12,426
On conversion of 4.25% convertible senior notes due 2014	15,334	15,334	15,334	15,334
On conversion of 4.75% convertible senior notes due 2014	3,114	3,115	3,114	3,115
Net dilutive potential common shares issuable	32,219	34,665	34,353	33,787

Financial Instruments

Our financial instruments include cash, restricted cash, receivables, payables, interest rate swaps and debt. At September 30, 2012 and December 31, 2011, the estimated fair value of these financial instruments approximated their carrying value as reflected in our condensed consolidated balance sheets. We estimate the fair value of our fixed rate debt based on quoted market yields in inactive markets or model derived calculations using market yields observed in active markets, which are Level 2 inputs. We estimate the fair value of our floating rate debt using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 9 for additional information regarding the fair value hierarchy. A summary of the fair value and carrying value of our debt as of September 30, 2012 and December 31, 2011 is shown in the table below (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$809,138	$854,000	$794,039	$792,000
Floating rate debt	896,500	893,000	979,000	989,000
Total debt	$1,705,638	$1,747,000	$1,773,039	$1,781,000

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

In June 2009, our Spanish subsidiary delivered to the Venezuelan government and PDVSA an official notice of dispute relating to the seized assets and investments under the Agreement between Spain and Venezuela for the Reciprocal Promotion and Protection of Investments and under Venezuelan law. In March 2010, our Spanish subsidiary filed a request for the institution of an arbitration proceeding against Venezuela with the International Centre for Settlement of Investment Disputes (“ICSID”) related to the seized assets and investments, which was registered by ICSID in April 2010. The arbitration hearing occurred in July 2012.

As a result of PDVSA taking possession of substantially all of our assets and operations in Venezuela, we recorded asset impairments during the year ended December 31, 2009 totaling $329.7 million ($379.7 million excluding the insurance proceeds of $50 million). These charges primarily related to receivables, inventory, fixed assets and goodwill, and are reflected in Income (loss) from discontinued operations, net of tax. GAAP requires that our claim be accounted for as a gain contingency with no benefit being recorded until resolved. Accordingly, we did not include any compensation we may receive for our seized assets and operations from Venezuela in recording the loss on expropriation.

In August 2012, our Venezuelan subsidiary completed the sale of its previously nationalized assets to PDVSA Gas for a purchase price of approximately $441.7 million. We received an initial payment of $176.7 million in cash at closing, of which we remitted $50.0 million to the insurance company from which we collected $50.0 million in January 2010 under the terms of an insurance policy we maintained for the risk of expropriation. The remaining amount of approximately $265.0 million due to us is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other. We therefore recorded a reduction in previously unrecognized tax benefits, resulting in a $15.5 million benefit reflected in Income (loss) from discontinued operations, net of tax, in our condensed consolidated statements of operations during the three months ended September 30, 2012.

In connection with the sale of these assets, we have agreed to suspend the arbitration proceeding previously filed by our Spanish subsidiary against Venezuela pending payment in full by PDVSA Gas of the purchase price for these nationalized assets.

The expropriation of our business in Venezuela meets the criteria established for recognition as discontinued operations under accounting standards for presentation of financial statements. Therefore, our Venezuela contract operations and aftermarket services businesses are reflected as discontinued operations in our condensed consolidated financial statements.

In June 2012, we committed to a plan to sell our contract operations and aftermarket services businesses in Canada as part of our continued emphasis on simplification and focus on our core business. We expect this sale to be completed within the next twelve months. Our Canadian contract operations and aftermarket services businesses are reflected as discontinued operations in our condensed consolidated financial statements. These operations were previously included in our North American contract operations and aftermarket services business segments. In conjunction with the planned disposition, we recorded impairments of long-lived assets, including intangible assets, and inventory, that totaled $27.7 million and $68.5 million during the three and nine months ended September 30, 2012, respectively. The impairment charges are reflected in Income (loss) from discontinued operations, net of tax.

The table below summarizes the operating results of discontinued operations (in thousands):

	Three months ended September 30,			Three months ended September 30,
		2012			2011
	Venezuela	Canada	Total	Venezuela	Canada	Total
Revenue	$—	$12,628	$12,628	$—	$14,658	$14,658
Expenses and selling, general and administrative	406	10,478	10,884	388	15,917	16,305
Loss (recovery) attributable to expropriation, impairments and inventory write downs	(122,862)	27,700	(95,162)	677	487	1,164
Other (income) loss, net	—	(206)	(206)	—	839	839
Provision for (benefit from) income taxes	(14,790)	986	(13,804)	437	(851)	(414)
Income (loss) from discontinued operations, net of tax	$137,246	$(26,330)	$110,916	$(1,502)	$(1,734)	$(3,236)

	Nine months ended September 30,			Nine months ended September 30,
		2012			2011
	Venezuela	Canada	Total	Venezuela	Canada	Total
Revenue	$—	$37,868	$37,868	$—	$39,713	$39,713
Expenses and selling, general and administrative	849	38,155	39,004	979	44,640	45,619
Loss (recovery) attributable to expropriation, impairments and inventory write downs	(121,281)	68,513	(52,768)	2,138	487	2,625
Other (income) loss, net	—	(32)	(32)	(150)	408	258
Provision for (benefit from) income taxes	(13,527)	(1,672)	(15,199)	1,242	(784)	458
Income (loss) from discontinued operations, net of tax	$133,959	$(67,096)	$66,863	$(4,209)	$(5,038)	$(9,247)

The table below summarizes the balance sheet data for discontinued operations (in thousands):

	September 30, 2012			December 31, 2011
	Venezuela	Canada	Total	Venezuela	Canada	Total
Cash	$209	$208	$417	$304	$135	$439
Accounts receivable	18	13,186	13,204	9	13,973	13,982
Inventory	—	15,313	15,313	1,017	19,590	20,607
Other current assets	37	2,272	2,309	2,683	953	3,636
Total current assets associated with discontinued operations	264	30,979	31,243	4,013	34,651	38,664
Property, plant and equipment	—	1,959	1,959	—	69,788	69,788
Intangible and other long-term assets	—	7,979	7,979	—	9,432	9,432
Total assets associated with discontinued operations	$264	$40,917	$41,181	$4,013	$113,871	$117,884

Accounts payable	$539	$3,609	$4,148	$589	$5,515	$6,104
Accrued liabilities	4,528	4,546	9,074	4,295	3,924	8,219
Deferred revenues	—	994	994	1,499	320	1,819
Total current liabilities associated with discontinued operations	5,067	9,149	14,216	6,383	9,759	16,142
Other long-term liabilities	70	588	658	14,140	548	14,688
Total liabilities associated with discontinued operations	$5,137	$9,737	$14,874	$20,523	$10,307	$30,830

3.  ASSETS HELD FOR SALE

In June 2012, we committed to a plan to sell our subsidiary in the United Kingdom (Exterran (UK) Ltd.) as part of our continued emphasis on simplification and focus on our core business. At that time, we expected the sale to be completed within the next twelve months. Our assets and liabilities associated with this subsidiary were reflected as assets or liabilities held for sale in our condensed consolidated balance sheet as of June 30, 2012. In conjunction with the planned disposition, we recorded an impairment of long-lived assets that totaled $1.5 million during the second quarter of 2012. The impairment charges are reflected in Long-lived asset impairment in our condensed consolidated statements of operations.

After conducting a marketing and sale process of the business, we no longer believe it is probable we will sell the assets and liabilities of our UK subsidiary within one year which is a required criterion for classifying them as held for sale.  We remain committed to disposing this business, and although a sale of the subsidiary is still a viable alternative, our level of certainty on timing and structure of this disposal has changed from our evaluation at June 30, 2012. As a result, the assets and liabilities of our UK subsidiary are reflected as assets held and used in our condensed consolidated balance sheet as of September 30, 2012.

4.  INVENTORY

Inventory, net of reserves, consisted of the following amounts (in thousands):

	September 30, 2012	December 31, 2011
Parts and supplies	$239,403	$212,228
Work in progress	122,776	98,402
Finished goods	43,411	31,465
Inventory, net of reserves	$405,590	$342,095

As of September 30, 2012 and December 31, 2011, we had inventory reserves of $12.6 million and $14.0 million, respectively.

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Compression equipment, facilities and other fleet assets	$4,184,614	$4,226,307
Land and buildings	184,974	176,764
Transportation and shop equipment	254,829	233,689
Other	157,882	144,946
	4,782,299	4,781,706
Accumulated depreciation	(1,931,184)	(1,847,042)
Property, plant and equipment, net	$2,851,115	$2,934,664

6.  INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

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

In March 2012, PIGAP II and El Furrial completed the sale of their assets to PDVSA Gas. We received an initial payment of $37.6 million in March 2012, and received installment payments totaling $4.8 million and $9.5 million in the three and nine months ended September 30, 2012, respectively. We are due to receive an additional approximately $65.3 million in quarterly cash installments through the first quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as equity in (income) loss of non-consolidated affiliates in our condensed consolidated statements of operations in the periods such payments are received. In connection with the sale of the PIGAP II and El Furrial assets, the WilPro joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

7.  LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Revolving credit facility due July 2016	$232,000	$433,500
Partnership’s revolving credit facility due November 2015	514,500	395,500
Partnership’s term loan facility due November 2015	150,000	150,000
4.25% convertible senior notes due June 2014 (presented net of the unamortized discount of $39.6 million and $54.9 million, respectively)	315,369	300,149
4.75% convertible senior notes due January 2014	143,750	143,750
7.25% senior notes due December 2018	350,000	350,000
Other, interest at various rates, collateralized by equipment and other assets	19	140
Long-term debt	$1,705,638	$1,773,039

In March 2012, the Partnership and EXLP Operating LLC, the Partnership’s wholly-owned subsidiary, increased the borrowing capacity under their revolving credit facility by $200 million to $750 million. During the three months ended March 31, 2012, the Partnership incurred transaction costs of approximately $0.5 million related to the increase in borrowing capacity. These costs are included in Intangible and other assets, net and are being amortized over the facility term. Concurrently with this increase, we decreased the borrowing capacity under our revolving credit facility by $200 million to $900 million. As a result of the decrease in borrowing capacity under our revolving credit facility, we expensed $1.3 million of unamortized deferred financing costs associated with our revolving credit facility in the first quarter of 2012, which is reflected in Interest expense in our condensed consolidated statements of operations.

In July 2011, we entered into a credit agreement providing for a new five-year, $1.1 billion senior secured revolving credit facility (the “2011 Credit Facility”), which matures in July 2016 and replaced our former senior secured credit facility. We incurred approximately $7.8 million in transaction costs related to the 2011 Credit Facility. These costs are included in Intangible and other assets, net and are being amortized over the facility term. As a result of the termination of our former senior secured credit facility, we expensed approximately $1.6 million of unamortized deferred financing costs associated with our former senior secured credit facility in the third quarter of 2011, which is reflected in Interest expense in our condensed consolidated statements of operations.

In March 2011, we repaid the $6.0 million outstanding balance under our asset-backed securitization facility and terminated that facility. As a result of the termination, we expensed $1.4 million of unamortized deferred financing costs, which is reflected in Interest expense in our condensed consolidated statements of operations.

As of September 30, 2012, we had $232.0 million in outstanding borrowings and $198.7 million in outstanding letters of credit under the 2011 Credit Facility. At September 30, 2012, taking into account guarantees through letters of credit, we had undrawn and available capacity of $469.3 million under the 2011 Credit Facility.

As of September 30, 2012, the Partnership had $235.5 million of undrawn and available capacity under its revolving credit facility.

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

Interest Rate Risk

During the third quarter of 2012, interest rate swaps with a notional value of $465.0 million expired. As a result, at September 30, 2012, we were a party to interest rate swaps pursuant to which we make fixed payments and receive floating payments on a notional value of $250.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire in November 2015. As of September 30, 2012, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded no ineffectiveness in the three and nine month periods ended September 30, 2012 and 2011. We estimate that $3.1 million of deferred pre-tax losses attributable to existing interest rate swaps and included in our accumulated other comprehensive loss at September 30, 2012, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

In the fourth quarter of 2010, we paid $43.0 million to terminate interest rate swap agreements with a total notional value of $585.0 million and a weighted average effective fixed interest rate of 4.6%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive income (loss) is being amortized into interest expense over the original terms of the swaps. We estimate that $1.9 million of deferred pre-tax losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.

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

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands). The impacts to other comprehensive income (loss) and accumulated other comprehensive (income) loss on derivatives disclosed below are presented net of tax:

	September 30, 2012
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Accrued liabilities	$(3,121)
Interest rate hedges	Other long-term liabilities	(7,544)
Total derivatives		$(10,665)

	December 31, 2011
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Accrued liabilities	$(14,250)
Interest rate hedges	Other long-term liabilities	(5,196)
Total derivatives		$(19,446)

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(2,833)	Interest expense	$(5,111)	$(12,959)	Interest expense	$(24,712)

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(11,457)	Interest expense	$(11,872)	$(25,440)	Interest expense	$(35,967)
Foreign currency hedge	—	Fabrication revenue	—	—	Fabrication revenue	410
Total	$(11,457)		$(11,872)	$(25,440)		$(35,557)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, with pricing levels as of the date of valuation (in thousands):

	September 30, 2012			December 31, 2011
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset (liability)	$—	$(10,665)	$—	$—	$(19,446)	$—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis for the nine months ended September 30, 2012 and 2011, with pricing levels as of the date of valuation (in thousands):

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$32,355	$—	$—	$812
Impaired assets —Discontinued operations	—	—	1,959	—	—	—

Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. Because we expect the disposition of the fleet assets we impaired during the second quarter of 2012 to take more than twelve months, we discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a discount rate of 10.4%. Our estimate of the fair value of the impaired assets that are classified as discontinued operations was based on our expected proceeds, net of selling costs.

10. GOODWILL

Goodwill acquired in connection with business combinations represents the excess of consideration over the fair value of tangible and identifiable intangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed, as well as in determining the allocation of goodwill to the appropriate reporting units.

We performed our goodwill impairment test in the fourth quarter of each year, or whenever events indicated impairment may have occurred, to determine if the estimated recoverable value of each of our reporting units exceeded the net carrying value of the reporting unit, including the applicable goodwill.

The first step in performing a goodwill impairment test is to compare the estimated fair value of each reporting unit with its recorded net book value (including the goodwill). If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the reporting unit. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The residual amount of goodwill resulting from this hypothetical purchase price allocation is compared to the recorded amount of goodwill for the reporting unit, and the recorded amount is written down to the hypothetical amount, if lower.

Because quoted market prices for our reporting units are not available, management must apply judgment in determining the estimated fair value of these reporting units for purposes of performing the annual goodwill impairment test. Management used all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets.

As a result of the level of decline in our stock price and corresponding market capitalization in the third quarter of 2011, we performed a goodwill impairment test of our aftermarket services and fabrication reporting units’ goodwill as of September 30, 2011. We determined the fair value of these reporting units using the expected present value of future cash flows. This decline in our market capitalization led us to increase the estimate of the market’s implied weighted average cost of capital and reduce the present value of the forecasted cash flows. The test indicated that our aftermarket services and fabrication reporting units’ goodwill was impaired and therefore we recorded a full impairment of the goodwill associated with these reporting units in the third quarter of 2011 of $196.1 million.

The table below presents the change in the net carrying amount of goodwill for the nine months ended September 30, 2011 (in thousands):

	Aftermarket services	Fabrication	Total
Balance as of December 31, 2010:
Goodwill	$63,095	$221,154	$284,249
Accumulated impairment losses	—	(87,569)	(87,569)
	63,095	133,585	196,680
Impairment losses	(62,852)	(133,290)	(196,142)
Impact of foreign currency translation	(243)	(295)	(538)
Balance as of September 30, 2011:
Goodwill	62,852	220,859	283,711
Accumulated impairment losses	(62,852)	(220,859)	(283,711)
	$—	$—	$—

11.  LONG-LIVED ASSET IMPAIRMENT

During the nine months ended September 30, 2012, we evaluated the future deployment of our idle fleet and, as a result, determined to retire and either sell or re-utilize key components on approximately 920 idle compressor units, or approximately 316,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result of our decision to sell or re-utilize key components on these compressor units, we performed an impairment review and, based on that review, recorded a $96.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

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

During the three and nine months ended September 30, 2012, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $3.2 million and $4.7 million, respectively, on these assets.

During the nine months ended September 30, 2011, we reviewed the idle compression assets used in our contract operations segments for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. The net book value of these assets exceeded the fair value by $3.9 million for the nine months ended September 30, 2011 and was recorded as a long-lived asset impairment.

12.  RESTRUCTURING CHARGES

In November 2011, we announced a workforce cost reduction program across all of our business segments as a first step in a broader overall profit improvement initiative. These actions were the result of a review of our cost structure aimed at identifying ways to reduce our ongoing operating costs and to adjust the size of our workforce to be consistent with current and expected activity levels. A significant portion of the workforce cost reduction program was completed in 2011, with the remainder expected to be completed in 2012.

During the nine months ended September 30, 2012, we incurred $5.8 million of restructuring charges primarily related to termination benefits and consulting services. These charges are reflected as Restructuring charges in our condensed consolidated statements of operations. We currently estimate that we will incur additional charges with respect to the profit improvement initiative of approximately $0.5 million. We expect all of the estimated additional charges will result in cash expenditures.

The following table summarizes the changes to our accrued liability balance related to restructuring charges for the nine months ended September 30, 2012 (in thousands):

Restructuring Charges Accrual
Beginning balance at December 31, 2011	$1,776
Additions for costs expensed	5,828
Less non-cash expenses	(83)
Reductions for payments	(7,118)
Ending balance at September 30, 2012	$403

Restructuring charges by segment are as follows (in thousands):

	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Other(1)	Total
Costs incurred in 2012	$605	$622	$460	$798	$3,343	$5,828
Cumulative costs incurred	658	1,124	882	2,372	12,386	17,422
Total expected costs	658	1,423	882	2,422	12,552	17,937

(1)                  Includes corporate related items

13.  STOCK-BASED COMPENSATION

Stock Incentive Plan

In August 2007, we adopted the Exterran Holdings, Inc. 2007 Stock Incentive Plan (as amended and restated, the “2007 Plan”) that provides for the granting of stock-based awards in the form of options, restricted stock, restricted stock units, stock appreciation rights and performance awards to our employees and directors. In May 2011, our stockholders approved an amendment to the 2007 Plan increasing the aggregate number of shares of common stock available under the 2007 Plan to 12,500,000. Each option and stock appreciation right granted counts as one share against the aggregate share limit, and each share of restricted stock and restricted stock unit granted counts as two shares against the aggregate share limit. Awards granted under the 2007 Plan that are subsequently cancelled, terminated or forfeited are available for future grant, and cash settled awards are not counted against the aggregate share limit.

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

The weighted average fair value at date of grant for options granted during the nine months ended September 30, 2012 was $5.74, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Nine Months Ended September 30, 2012
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

The following table presents stock option activity for the nine months ended September 30, 2012 (in thousands, except per share data and remaining life in years):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	3,271	$27.39
Granted	153	14.36
Exercised	(7)	16.14
Cancelled	(788)	27.96
Options outstanding, September 30, 2012	2,629	26.49	4.8	$8,870
Options exercisable, September 30, 2012	1,688	34.11	3.2	2,435

Intrinsic value is the difference between the market value of our stock and the exercise price of each option multiplied by the number of options outstanding for those options where the market value exceeds their exercise price. As of September 30, 2012, $3.2 million of unrecognized compensation cost related to unvested stock options is expected to be recognized over the weighted-average period of 1.9 years.

Restricted Stock, Restricted Stock Units, Cash Settled Restricted Stock Units and Cash Settled Performance Awards

For grants of restricted stock and restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the date of grant. For grants of cash settled restricted stock units, we re-measure the fair value of these cash settled restricted stock units and record a cumulative adjustment of the expense previously recognized. Our obligation related to the cash settled restricted stock units is reflected as a liability in our condensed consolidated balance sheets. Our grants of restricted stock, restricted stock units, cash settled restricted stock units and cash settled performance awards generally vest 33 1/3% on each of the first three anniversaries of the grant date.

The following table presents restricted stock, restricted stock unit, cash settled restricted stock unit and cash settled performance award activity for the nine months ended September 30, 2012 (in thousands, except per share data):

	Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, December 31, 2011	1,670	$19.49
Granted	1,219	14.32
Vested	(654)	20.53
Cancelled	(145)	23.19
Non-vested awards, September 30, 2012	2,090	15.89

As of September 30, 2012, $25.7 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units and cash settled restricted stock units is expected to be recognized over the weighted-average period of 2.0 years.

Employee Stock Purchase Plan

In August 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. In May 2011, our stockholders approved an amendment to the ESPP that increased the aggregate number of shares of common stock available for purchase under the ESPP to 1,000,000. At September 30, 2012, 353,897 shares remained available for purchase under the ESPP. Our ESPP is compensatory and, as a result, we record an expense on our condensed consolidated statements of operations related to the ESPP. Since July 2009, the purchase discount under the ESPP has been 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.

Partnership Long-Term Incentive Plan

The Partnership has a long-term incentive plan (the “Plan”) that was adopted by Exterran GP LLC, the general partner of the Partnership’s general partner, in October 2006 for employees, directors and consultants of the Partnership, us and our respective affiliates. An aggregate of 1,035,378 common units, common unit options, restricted units and phantom units is available under the Plan. The Plan is administered by the board of directors of Exterran GP LLC or a committee thereof (the “Plan Administrator”).

Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Plan Administrator, cash equal to the fair market value of a common unit.

Partnership Phantom Units

The following table presents phantom unit activity for the nine months ended September 30, 2012:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2011	75,267	$21.45
Granted	22,340	23.38
Vested	(31,701)	17.97
Cancelled	(771)	28.50
Phantom units outstanding, September 30, 2012	65,135	23.72

As of September 30, 2012, $1.1 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 1.9 years.

14.  COMMITMENTS AND CONTINGENCIES

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of September 30, 2012
Performance guarantees through letters of credit(1)	2012-2016	$252,474
Standby letters of credit	2012-2013	14,248
Commercial letters of credit	2012-2013	608
Bid bonds and performance bonds(1)	2012-2018	92,007
Maximum potential undiscounted payments		$359,337

(1)       We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.

As part of an acquisition in 2001, we may be required to make contingent payments of up to $46 million to the seller, depending on our realization of certain U.S. federal tax benefits through the year 2015. To date, we have not realized any such benefits that would require a payment and we do not anticipate realizing any such benefits that would require a payment before the year 2016.

See Note 2 and Note 6 for a discussion of our gain contingencies related to assets that were expropriated in Venezuela.

The Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem taxes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment.” Under the revised statute, we believe we are a Heavy Equipment Dealer and that our natural gas compressors are Heavy Equipment and are, therefore, required to file the 2012 property tax renditions under this new methodology. As a result of filing as a Heavy Equipment Dealer in Texas counties, a number of Appraisal Review Boards have denied our position and we are currently filing petitions for review in district courts.

Our ad valorem tax expense (which is reflected on our condensed consolidated statements of operations as a component of Cost of goods sold (excluding depreciation and amortization expense)) includes a benefit of $1.7 million and $5.1 million for the three months and nine months ended September 30, 2012, respectively, as a result of the new methodology. The total benefit for 2012 is expected to  be $6.8 million, of which approximately $1.3 million has been agreed to by a number of Appraisal Review Boards.

In addition to federal and state income taxes, we are subject to a number of state and local taxes that are not income-based. Many of these taxes are subject to audit by the taxing authorities, and therefore, it is possible that an audit could result in our making additional tax payments. We accrue for such additional tax payments resulting from an audit when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. We do not believe that such payments would be material to our consolidated financial position but cannot provide assurance that the resolution of an audit would not be material to our results of operations or cash flows for the period in which the resolution occurs.

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

15.  RECENT ACCOUNTING DEVELOPMENTS

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

16.  REPORTABLE SEGMENTS

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

The following table presents sales and other financial information by reportable segment for the three and nine months ended September 30, 2012 and 2011 (in thousands):

Three months ended	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Reportable Segments Total
September 30, 2012:
Revenue from external customers	$151,532	$110,632	$95,854	$360,686	$718,704
Gross margin(1)	76,315	64,372	20,061	49,932	210,680

September 30, 2011:
Revenue from external customers	$147,737	$113,759	$95,673	$332,651	$689,820
Gross margin(1)	71,858	65,532	19,871	29,392	186,653

Nine months ended	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Reportable Segments Total
September 30, 2012:
Revenue from external customers	$450,684	$336,046	$287,401	$890,549	$1,964,680
Gross margin(1)	230,808	198,805	62,349	102,835	594,797

September 30, 2011:
Revenue from external customers	$441,171	$330,384	$254,833	$914,428	$1,940,816
Gross margin(1)	213,098	191,425	36,722	102,526	543,771

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

The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$119,346	$(214,547)	$(40,265)	$(275,235)
Selling, general and administrative	85,536	89,257	274,509	269,132
Depreciation and amortization	85,248	88,762	259,268	267,373
Long-lived asset impairment	3,204	1,823	135,869	3,886
Restructuring charges	1,515	2,941	5,828	2,941
Goodwill impairment	—	196,142	—	196,142
Interest expense	31,723	38,672	106,682	110,428
Equity in (income) loss of non-consolidated affiliates	(4,793)	262	(46,860)	262
Other (income) expense, net	(1,450)	12,745	1,207	9,815
Provision for (benefit from) income taxes	1,267	(32,640)	(34,578)	(50,220)
(Income) loss from discontinued operations, net of tax	(110,916)	3,236	(66,863)	9,247
Gross margin	$210,680	$186,653	$594,797	$543,771

17.  TRANSACTIONS RELATED TO THE PARTNERSHIP

In March 2012, we sold to the Partnership contract operations customer service agreements with 39 customers and a fleet of 406 compressor units used to provide compression services under those agreements, comprising approximately 188,000 horsepower, or 5% (by then available horsepower) of our and the Partnership’s combined U.S. contract operations business. In addition, the assets sold included 139 compressor units, comprising approximately 75,000 horsepower, that we previously leased to the Partnership, and a natural gas processing plant with a capacity of 10 million cubic feet per day used to provide processing services to a customer pursuant to a long-term services agreement. Total consideration for the transaction was approximately $182.8 million, excluding transaction costs, and included the Partnership’s payment of $77.4 million in cash and assumption of $105.4 million of our debt. In connection with this transaction, we entered into an amendment to our omnibus agreement with the Partnership that, among other things, increased the cap on selling, general and administrative (“SG&A”) costs we allocate to the Partnership based on costs we incur on the Partnership’s behalf and extended the term of the caps on the Partnership’s obligation to reimburse us for SG&A costs and operating costs we allocate to the Partnership based on such costs we incur on the Partnership’s behalf for an additional year such that the caps will now terminate on December 31, 2013.

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

The table below presents the effects of changes from net loss attributable to Exterran stockholders and changes in our equity interest of the Partnership on our equity attributable to Exterran’s stockholders (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net loss attributable to Exterran stockholders	$(33,747)	$(274,030)
Increase in Exterran stockholders’ additional paid in capital for sale of Partnership units	49,202	123,904
Change from net loss attributable to Exterran stockholders and transfers to the noncontrolling interest	$15,455	$(150,126)

18.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

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

Parent is the issuer of the 7.25% Notes. Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC and EXH MLP LP LLC (each a 100% owned subsidiary; together, the “Guarantor Subsidiaries”), have agreed to fully and unconditionally guarantee Parent’s obligations relating to the 7.25% Notes. As a result of these guarantees, we are presenting the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. The Other Subsidiaries column includes financial information for those subsidiaries that do not guarantee the 7.25% Notes.

Condensed Consolidating Balance Sheet

September 30, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$120	$738,684	$491,541	$1,161	$1,231,506
Current assets associated with discontinued operations	—	—	31,243	—	31,243
Total current assets	120	738,684	522,784	1,161	1,262,749
Property, plant and equipment, net	—	1,314,284	1,536,831	—	2,851,115
Investments in affiliates	1,625,498	1,368,509	—	(2,994,007)	—
Intangible and other assets, net	35,022	40,358	152,117	(24,017)	203,480
Intercompany receivables	871,086	86,892	542,761	(1,500,739)	—
Long-term assets associated with discontinued operations	—	—	9,938	—	9,938
Total long-term assets	2,531,606	2,810,043	2,241,647	(4,518,763)	3,064,533
Total assets	$2,531,726	$3,548,727	$2,764,431	$(4,517,602)	$4,327,282

LIABILITIES AND EQUITY

Current liabilities	$14,293	$436,203	$251,369	$(9)	$701,856
Current liabilities associated with discontinued operations	—	—	14,216	—	14,216
Total current liabilities	14,293	436,203	265,585	(9)	716,072
Long-term debt	1,041,119	—	664,519	—	1,705,638
Intercompany payables	—	1,413,847	86,892	(1,500,739)	—
Other long-term liabilities	—	73,179	149,043	(22,847)	199,375
Long-term liabilities associated with discontinued operations	—	—	658	—	658
Total liabilities	1,055,412	1,923,229	1,166,697	(1,523,595)	2,621,743
Total equity	1,476,314	1,625,498	1,597,734	(2,994,007)	1,705,539
Total liabilities and equity	$2,531,726	$3,548,727	$2,764,431	$(4,517,602)	$4,327,282

Condensed Consolidating Balance Sheet

December 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$94	$562,964	$522,193	$12	$1,085,263
Current assets associated with discontinued operations	—	—	38,664	—	38,664
Total current assets	94	562,964	560,857	12	1,123,927
Property, plant and equipment, net	—	1,504,399	1,430,265	—	2,934,664
Investments in affiliates	1,531,223	1,456,782	—	(2,988,005)	—
Intangible and other assets, net	57,556	78,835	125,248	(38,788)	222,851
Intercompany receivables	1,092,298	96,378	637,165	(1,825,841)	—
Long-term assets associated with discontinued operations	—	—	79,220	—	79,220
Total long-term assets	2,681,077	3,136,394	2,271,898	(4,852,634)	3,236,735
Total assets	$2,681,171	$3,699,358	$2,832,755	$(4,852,622)	$4,360,662

LIABILITIES AND EQUITY

Current liabilities	$14,268	$352,981	$299,408	$(12,918)	$653,739
Current liabilities associated with discontinued operations	—	—	16,142	—	16,142
Total current liabilities	14,268	352,981	315,550	(12,918)	669,881
Long-term debt	1,227,399	—	545,640	—	1,773,039
Intercompany payables	—	1,705,911	119,930	(1,825,841)	—
Other long-term liabilities	2,268	109,243	137,359	(25,858)	223,012
Long-term liabilities associated with discontinued operations	—	—	14,688	—	14,688
Total liabilities	1,243,935	2,168,135	1,133,167	(1,864,617)	2,680,620
Total equity	1,437,236	1,531,223	1,699,588	(2,988,005)	1,680,042
Total liabilities and equity	$2,681,171	$3,699,358	$2,832,755	$(4,852,622)	$4,360,662

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended September 30, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$463,900	$290,123	$(35,319)	$718,704
Costs of sales (excluding depreciation and amortization expense)	—	366,858	176,485	(35,319)	508,024
Selling, general and administrative	299	40,899	44,338	—	85,536
Depreciation and amortization	—	32,306	52,942	—	85,248
Long-lived asset impairment	—	—	3,204	—	3,204
Restructuring charges	—	527	988	—	1,515
Interest expense	23,269	2,089	6,365	—	31,723
Other (income) expense:
Intercompany charges, net	(13,136)	9,290	3,846	—	—
Equity in income of affiliates	(119,600)	(111,038)	(4,793)	230,638	(4,793)
Other, net	10	(2,431)	971	—	(1,450)
Income before income taxes	109,158	125,400	5,777	(230,638)	9,697
Provision for (benefit from) income taxes	(4,208)	5,800	(325)	—	1,267
Income from continuing operations	113,366	119,600	6,102	(230,638)	8,430
Income from discontinued operations, net of tax	—	—	110,916	—	110,916
Net Income	113,366	119,600	117,018	(230,638)	119,346
Less: Net income attributable to the noncontrolling interest	—	—	(5,980)	—	(5,980)
Net income attributable to Exterran stockholders	113,366	119,600	111,038	(230,638)	113,366
Other comprehensive income attributable to Exterran stockholders	8,257	6,396	3,942	(10,338)	8,257
Comprehensive income attributable to Exterran stockholders	$121,623	$125,996	$114,980	$(240,976)	$121,623

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended September 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$374,199	$342,066	$(26,445)	$689,820
Costs of sales (excluding depreciation and amortization expense)	—	299,855	229,757	(26,445)	503,167
Selling, general and administrative	185	40,964	48,108	—	89,257
Depreciation and amortization	—	35,234	53,528	—	88,762
Long-lived assets impairment	—	1,522	301	—	1,823
Restructuring charges	—	—	2,941	—	2,941
Goodwill impairment	—	146,876	49,266	—	196,142
Interest expense	28,602	678	9,392	—	38,672
Other (income) expense:
Intercompany charges, net	(17,238)	17,238	—	—	—
Equity in loss of affiliates	208,369	59,127	262	(267,496)	262
Other, net	10	480	12,255	—	12,745
Loss before income taxes	(219,928)	(227,775)	(63,744)	267,496	(243,951)
Benefit from income taxes	(3,954)	(19,406)	(9,280)	—	(32,640)
Loss from continuing operations	(215,974)	(208,369)	(54,464)	267,496	(211,311)
Loss from discontinued operations, net of tax	—	—	(3,236)	—	(3,236)
Net loss	(215,974)	(208,369)	(57,700)	267,496	(214,547)
Less: Net income attributable to the noncontrolling interest	—	—	(1,427)	—	(1,427)
Net loss attributable to Exterran stockholders	(215,974)	(208,369)	(59,127)	267,496	(215,974)
Other comprehensive loss attributable to Exterran stockholders	(12,101)	(17,868)	(20,560)	38,428	(12,101)
Comprehensive loss attributable to Exterran stockholders	$(228,075)	$(226,237)	$(79,687)	$305,924	$(228,075)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Nine Months Ended September 30, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$1,205,153	$894,737	$(135,210)	$1,964,680
Costs of sales (excluding depreciation and amortization expense)	—	939,077	566,016	(135,210)	1,369,883
Selling, general and administrative	640	135,434	138,435	—	274,509
Depreciation and amortization	—	102,847	156,421	—	259,268
Long-lived asset impairment	—	100,542	35,327	—	135,869
Restructuring charges	—	3,475	2,353	—	5,828
Interest expense	78,506	8,885	19,291	—	106,682
Other (income) expense:
Intercompany charges, net	(47,006)	40,241	6,765	—	—
Equity in (income) loss of affiliates	13,303	(63,382)	(46,860)	50,079	(46,860)
Other, net	30	(6,427)	7,604	—	1,207
Income (loss) before income taxes	(45,473)	(55,539)	9,385	(50,079)	(141,706)
Provision for (benefit from) income taxes	(11,726)	(42,236)	19,384	—	(34,578)
Loss from continuing operations	(33,747)	(13,303)	(9,999)	(50,079)	(107,128)
Income from discontinued operations, net of tax	—	—	66,863	—	66,863
Net income (loss)	(33,747)	(13,303)	56,864	(50,079)	(40,265)
Less: Net loss attributable to the noncontrolling interest	—	—	6,518	—	6,518
Net income (loss) attributable to Exterran stockholders	(33,747)	(13,303)	63,382	(50,079)	(33,747)
Other comprehensive income attributable to Exterran stockholders	14,526	10,449	782	(11,231)	14,526
Comprehensive income (loss) attributable to Exterran stockholders	$(19,221)	$(2,854)	$64,164	$(61,310)	$(19,221)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Nine Months Ended September 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$1,014,566	$1,152,973	$(226,723)	$1,940,816
Costs of sales (excluding depreciation and amortization expense)	—	806,760	817,008	(226,723)	1,397,045
Selling, general and administrative	582	129,084	139,466	—	269,132
Depreciation and amortization	—	112,929	154,444	—	267,373
Long-lived asset impairment	—	3,265	621	—	3,886
Restructuring charges	—	—	2,941	—	2,941
Goodwill impairment	—	146,876	49,266	—	196,142
Interest expense	78,504	136	31,788	—	110,428
Other (income) expense:
Intercompany charges, net	(49,744)	49,744	—	—	—
Equity in loss of affiliates	254,928	62,788	262	(317,716)	262
Other, net	30	(4,946)	14,731	—	9,815
Loss before income taxes	(284,300)	(292,070)	(57,554)	317,716	(316,208)
Benefit from income taxes	(10,270)	(37,142)	(2,808)	—	(50,220)
Loss from continuing operations	(274,030)	(254,928)	(54,746)	317,716	(265,988)
Loss from discontinued operations, net of tax	—	—	(9,247)	—	(9,247)
Net loss	(274,030)	(254,928)	(63,993)	317,716	(275,235)
Less: Net loss attributable to the noncontrolling interest	—	—	1,205	—	1,205
Net loss attributable to Exterran stockholders	(274,030)	(254,928)	(62,788)	317,716	(274,030)
Other comprehensive income attributable to Exterran stockholders	16,570	10,449	1,983	(12,432)	16,570
Comprehensive loss attributable to Exterran stockholders	$(257,460)	$(244,479)	$(60,805)	$305,284	$(257,460)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by continuing operations	$2,740	$21,848	$117,403	$—	$141,991
Net cash provided by discontinued operations	—	—	2,392	—	2,392
Net cash provided by operating activities	2,740	21,848	119,795	—	144,383
Cash flows from investing activities:
Capital expenditures	—	(187,882)	(140,843)	—	(328,725)
Contract operations acquisition	—	77,415	(77,415)	—	—
Proceeds from sale of property, plant and equipment	—	8,986	19,010	—	27,996
Capital distributions received from consolidated subsidiaries	—	22,847	—	(22,847)	—
Increase in restricted cash	—	—	(163)	—	(163)
Return of investments in non-consolidated affiliates	—	—	47,084	—	47,084
Cash invested in non-consolidated affiliates	—	—	(224)	—	(224)
Investment in consolidated subsidiaries	—	(23,483)	—	23,483	—
Net cash used in continuing operations	—	(102,117)	(152,551)	636	(254,032)
Net cash provided by discontinued operations	—	—	121,041	—	121,041
Net cash used in investing activities	—	(102,117)	(31,510)	636	(132,991)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	886,000	—	662,000	—	1,548,000
Repayments of long-term debt	(982,150)	—	(648,471)	—	(1,630,621)
Payments for debt issuance costs	—	—	(549)	—	(549)
Net proceeds from the sale of Partnership units	—	—	114,530	—	114,530
Proceeds from stock options exercised	119	—	—	—	119
Proceeds from stock issued pursuant to our employee stock purchase plan	1,280	—	—	—	1,280
Purchases of treasury stock	(1,892)	—	—	—	(1,892)
Stock-based compensation excess tax benefit	210	—	—	—	210
Distributions to noncontrolling partners in the Partnership	—	—	(64,822)	22,847	(41,975)
Net proceeds from sale of general partner units	—	—	2,426	(2,426)	—
Capital contributions received from parent	—	—	21,057	(21,057)	—
Borrowings (repayments) between consolidated subsidiaries, net	93,705	78,120	(171,825)	—	—
Net cash provided by (using in) financing activities	(2,728)	78,120	(85,654)	(636)	(10,898)
Effect of exchange rate changes on cash and cash equivalents	—	—	(326)	—	(326)
Net increase (decrease) in cash and cash equivalents	12	(2,149)	2,305	—	168
Cash and cash equivalents at beginning of year	93	2,810	19,000	—	21,903
Cash and cash equivalents at end of year	$105	$661	$21,305	$—	$22,071

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by continuing operations	$733	$34,416	$32,378	$—	$67,527
Net cash provided by discontinued operations	—	—	6,772	—	6,772
Net cash provided by operating activities	733	34,416	39,150	—	74,299
Cash flows from investing activities:
Capital expenditures	—	(103,329)	(67,962)	—	(171,291)
Contract operations acquisition	—	62,217	(62,217)	—	—
Proceeds from sale of property, plant and equipment	—	10,736	26,350	—	37,086
Capital distributions received from consolidated subsidiaries	—	23,516	—	(23,516)	—
Decrease in restricted cash	—	—	819	—	819
Investment in consolidated subsidiaries	—	(28,640)	—	28,640	—
Cash invested in non-consolidated affiliates	—	—	(262)	—	(262)
Return on investment in consolidated subsidiaries	87,419	—	87,419	(174,838)	—
Net cash provided by (used in) continuing operations	87,419	(35,500)	(15,853)	(169,714)	(133,648)
Net cash used in discontinued operations	—	—	(5,437)	—	(5,437)
Net cash provided by (used in) investing activities	87,419	(35,500)	(21,290)	(169,714)	(139,085)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,096,240	—	506,627	—	1,602,867
Repayments of long-term debt	(1,227,644)	—	(576,934)	—	(1,804,578)
Payments for debt issuance costs	(7,666)	—	(980)	—	(8,646)
Net proceeds from the sale of Partnership units	—	162,236	127,672	—	289,908
Proceeds from stock options exercised	526	—	—	—	526
Proceeds from stock issued pursuant to our employee stock purchase plan	1,435	—	—	—	1,435
Purchases of treasury stock	(2,456)	—	—	—	(2,456)
Stock-based compensation excess tax benefit	836	—	—	—	836
Distributions to noncontrolling partners in the Partnership	—	—	(51,306)	23,516	(27,790)
Net proceeds from sale of general partner units	—	—	1,316	(1,316)	—
Capital distributions to affiliates	—	(87,419)	(87,419)	174,838	—
Capital contributions received from parent	—	—	27,324	(27,324)	—
Borrowings (repayments) between consolidated subsidiaries, net	50,428	(73,519)	23,091	—	—
Net cash provided by (used in) financing activities	(88,301)	1,298	(30,609)	169,714	52,102
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,458)	—	(2,458)
Net increase (decrease) in cash and cash equivalents	(149)	214	(15,207)	—	(15,142)
Cash and cash equivalents at beginning of year	160	1,536	42,665	—	44,361
Cash and cash equivalents at end of year	$11	$1,750	$27,458	$—	$29,219

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

•              the inherent risks associated with our operations, such as equipment defects, impairments, malfunctions and natural disasters;

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

•             changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures; and

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

Exterran Partners, L.P.

We have an equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of September 30, 2012, public unitholders held a 69% ownership interest in the Partnership and we owned the remaining equity interest, including the general partner interest and all incentive distribution rights. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional interests in the Partnership. As of September 30, 2012, the Partnership had a fleet of 4,676 compressor units comprising approximately 2,022,000 horsepower, or 61% (by then available horsepower) of our and the Partnership’s combined total U.S. horsepower. This fleet included 316 compressor units with an aggregate horsepower of approximately 161,000 leased from us and excluded 22 compressor units owned by the Partnership with an aggregate horsepower of approximately 9,000 leased to us as of September 30, 2012.

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

Natural Gas Consumption and Production. Natural gas consumption in the U.S. for the twelve months ended July 31, 2012 increased by approximately 2% over the twelve months ended July 31, 2011. The Energy Information Administration (“EIA”) estimates that natural gas consumption in the U.S. will decrease by 0.2% in 2013 and will increase by an average of 0.5% per year thereafter until 2035. Natural gas consumption worldwide is projected to increase by 1.6% per year until 2035, according to the EIA.

Natural gas marketed production in the U.S. for the twelve months ended July 31, 2012 increased by approximately 7% over the twelve months ended July 31, 2011. The EIA forecasts that total U.S. marketed production growth will be 2.6 Bcf per day in 2012 and 0.4 Bcf per day in 2013. In 2010, the U.S. accounted for an estimated annual production of approximately 22 trillion cubic feet of natural gas, or 19% of the worldwide total of approximately 119 trillion cubic feet. The EIA estimates that the U.S.’s natural gas production level will be approximately 26 trillion cubic feet in 2035, or 16% of the projected worldwide total of approximately 169 trillion cubic feet.

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

During 2011 and the first nine months of 2012, we saw robust drilling activity in North America, particularly in shale plays and areas focused on the production of oil and natural gas liquids. This activity led to higher demand and bookings for our fabricated compression, fabricated production and processing equipment, and contract operations businesses in these markets. The new development activity has increased the overall amount of compression horsepower in the industry and in our business; however, these increases continue to be partially offset by horsepower declines in more mature and predominantly dry gas markets. In early 2012, natural gas prices in North America fell to the lowest levels seen in more than a decade. Since then, natural gas prices have improved, but still remain at low levels which could limit natural gas production growth, particularly in dry gas areas. We believe that the low natural gas price environment, as well as the recent investment of capital in new equipment by our competitors and other third parties, could decrease demand for our natural gas compression and oil and natural gas production and processing equipment and services. However, given our current backlog levels for our fabricated products and the level of activity we are generating in North America, we believe our fabrication revenues will grow during the next twelve months over the levels we generated in the prior twelve months.

In international markets, we believe there will continue to be demand for our contract operations and fabricated projects and we expect to have opportunities to grow our international business through our contract operations, aftermarket services and fabrication business segments over the long term. In 2011, we saw decreases in our international backlog in our fabrication business segment due to the longer lead times for the development of international energy projects. However, our international backlog has improved since year-end 2011, increasing by over 40% through September 30, 2012.

Our level of capital spending depends on our forecast for the demand for our products and services and the equipment we require to provide services to our customers. As we believe there will be a high level of activity in certain North American areas focused on the production of oil and natural gas liquids, we anticipate investing more capital in our contract operations fleet in 2012 and into 2013 than we did in recent periods prior to 2012.

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

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, horsepower utilization percentages and fabrication backlog (horsepower in thousands and dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total Available Horsepower (at period end):
North America	3,341	3,564	3,341	3,564
International	1,254	1,236	1,254	1,236
Total	4,595	4,800	4,595	4,800
Total Operating Horsepower (at period end):
North America	2,849	2,784	2,849	2,784
International	1,001	977	1,001	977
Total	3,850	3,761	3,850	3,761
Total Operating Horsepower (average during the quarter):
North America	2,830	2,776	2,827	2,780
International	1,003	978	984	978
Total	3,833	3,754	3,811	3,758
Horsepower Utilization (at period end):
North America	85%	78%	85%	78%
International	80%	79%	80%	79%
Total	84%	78%	84%	78%

	September 30, 2012	December 31, 2011	September 30, 2011
Compressor and Accessory Fabrication Backlog	$231.0	$249.7	$166.1
Production and Processing Equipment Fabrication Backlog	687.2	416.0	406.6
Installation Backlog(1)	321.3	69.6	27.4
Fabrication Backlog(1)	$1,239.5	$735.3	$600.1

(1)      In the second quarter of 2012, we began including installation backlog in our total fabrication backlog, and have updated all prior periods to also include installation backlog.

FINANCIAL RESULTS OF OPERATIONS

Summary of Results

Revenue.  Revenue for the three months ended September 30, 2012 was $718.7 million compared to $689.8 million for the three months ended September 30, 2011. Revenue for the nine months ended September 30, 2012 was $1,964.7 million compared to $1,940.8 million for the nine months ended September 30, 2011. The change in revenue for the three and nine months ended September 30, 2012 compared to the corresponding 2011 periods was primarily caused by higher fabrication and aftermarket services revenues in North America, partially offset by lower fabrication revenue in the Eastern Hemisphere.

Net income (loss) attributable to Exterran stockholders and EBITDA, as adjusted.  We recorded net income attributable to Exterran stockholders of $113.4 million and a net loss of $216.0 million for the three months ended September 30, 2012 and 2011, respectively. We recorded a net loss attributable to Exterran stockholders of $33.7 million and $274.0 million for the nine months ended September 30, 2012 and 2011, respectively. We recorded EBITDA, as adjusted, of $126.4 million and $98.8 million for the three months ended September 30, 2012 and 2011, respectively. We recorded EBITDA, as adjusted, of $324.0 million and $277.9 million for the nine months ended September 30, 2012 and 2011, respectively. Net income (loss) attributable to Exterran stockholders benefited from $126.7 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA for the three and nine months ended September 30, 2012, and equity in income from non-consolidated affiliates of $4.8 million and $47.1 million received in conjunction with the sale of PIGAP II and El Furrial’s assets for the three and nine months ended September 30, 2012, respectively. This was offset by long-lived asset impairments of $3.2 million and $135.9 million incurred during the three and nine months ended September 30, 2012, respectively. Net loss attributable to Exterran stockholders for the three and nine months ended September 30, 2011 was impacted by the recognition of a $196.1 million goodwill impairment. Net income (loss) attributable to Exterran stockholders and EBITDA, as adjusted, for the three and nine months ended September 30, 2012 also benefitted from higher gross margins from operations. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Summary of Business Segment Results

North America Contract Operations

(dollars in thousands)

	Three months ended September 30,		Increase
	2012	2011	(Decrease)
Revenue	$151,532	$147,737	3%
Cost of sales (excluding depreciation and amortization expense)	75,217	75,879	(1)%
Gross margin	$76,315	$71,858	6%
Gross margin percentage	50%	49%	1%

The increase in revenue in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily attributable to a 2% increase in average operating horsepower, a $1.4 million increase in freight revenue, a $1.3 million increase in revenue from a gas processing plant that began operations during the fourth quarter of 2011 and an increase in rates. These increases were partially offset by a $2.6 million decrease in revenue from our contract water treatment business in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increases in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 were primarily caused by the revenue increase explained above, better management of field operating expenses from the implementation of profitability improvement initiatives, a $1.1 million decrease in costs to deploy idle fleet assets on customer contracts and a $1.8 million benefit from ad valorem taxes due to a change in tax law, partially offset by an increase in lube oil prices. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 16 to the Financial Statements.

International Contract Operations

(dollars in thousands)

	Three months ended September 30,		Increase
	2012	2011	(Decrease)
Revenue	$110,632	$113,759	(3)%
Cost of sales (excluding depreciation and amortization expense)	46,260	48,227	(4)%
Gross margin	$64,372	$65,532	(2)%
Gross margin percentage	58%	58%	0%

The decreases in revenue and gross margin in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 were primarily due to a $7.3 million decrease in revenue in Brazil primarily as a result of contracts that were terminated in 2011 and a $2.2 million decrease in revenue in Nigeria primarily due to the early termination of a project in the first quarter of 2012. These decreases were partially offset by a $3.3 million increase in revenue from a new contract in the Eastern Hemisphere and a $2.7 million increase in revenue in Mexico due to new contracts that commenced in 2012.

Aftermarket Services

(dollars in thousands)

	Three months ended September 30,		Increase
	2012	2011	(Decrease)
Revenue	$95,854	$95,673	0%
Cost of sales (excluding depreciation and amortization expense)	75,793	75,802	(0)%
Gross margin	$20,061	$19,871	1%
Gross margin percentage	21%	21%	0%

Revenue and gross margin in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 included an increase in revenue in North America of $10.8 million for the current year period. This increase was substantially offset by a decrease in revenue in the Eastern Hemisphere of $6.5 million and a decrease in revenue in Latin America of $4.1 million for the current year period. Eastern Hemisphere revenue for the three months ended September 30, 2011 included revenue of $3.9 million that resulted from the renegotiation of rates on an operations and maintenance contract in Gabon that was retroactive back to April 2010.

Fabrication

(dollars in thousands)

	Three months ended September 30,		Increase
	2012	2011	(Decrease)
Revenue	$360,686	$332,651	8%
Cost of sales (excluding depreciation and amortization expense)	310,754	303,259	2%
Gross margin	$49,932	$29,392	70%
Gross margin percentage	14%	9%	5%

The increase in revenue for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily due to $67.0 million of higher revenue in North America caused by improved market conditions, partially offset by a $46.6 million reduction of revenue in the Eastern Hemisphere. The increases in gross margin and gross margin percentage were primarily caused by a customer price increase in North America as a result of improved market conditions and a reduction in operating expenses from the implementation of profitability improvement initiatives. This was partially offset by the continuation of weaker market conditions in the Eastern Hemisphere in the three months ended September 30, 2012 including the impact of reduced margins from our Belleli Energy subsidiary which provides engineering, procurement and fabrication services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants.

Costs and Expenses

(dollars in thousands)

	Three months ended September 30,		Increase
	2012	2011	(Decrease)
Selling, general and administrative	$85,536	$89,257	(4)%
Depreciation and amortization	85,248	88,762	(4)%
Long-lived asset impairment	3,204	1,823	76%
Restructuring charges	1,515	2,941	(48)%
Goodwill impairment	—	196,142	(100)%
Interest expense	31,723	38,672	(18)%
Equity in (income) loss of non-consolidated affiliates	(4,793)	262	1,929%
Other (income) expense, net	(1,450)	12,745	111%

The decrease in SG&A expense during the three months ended September 30, 2012 was primarily due to a $2.1 million decrease in professional expenses primarily due to lower consulting costs, a decrease in bad debt expense and decreases in other SG&A expenses primarily driven by cost reduction efforts. These decreases were partially offset by a $3.0 million increase in compensation and benefits expense. SG&A as a percentage of revenue was 12% and 13% for the three months ended September 30, 2012 and 2011, respectively.

Depreciation and amortization decreased primarily due to reduced depreciation and amortization on contract operations projects in Brazil as a result of contracts that were terminated in 2011 and the impact of the $128.5 million impairment recorded in the second quarter of 2012, which decreased depreciation and amortization expense by $2.9 million in the three months ended September 30, 2012.

During the three months ended September 30, 2012, we evaluated other long-lived assets for impairment and recorded a long-lived asset impairment of $3.2 million on these assets.

During the three months ended September 30, 2011, we reviewed the idle compression assets used in our contract operations segments for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. The net book value of these assets exceeded the fair value by $1.8 million for the three months ended September 30, 2011 and was recorded as a long-lived asset impairment.

In November 2011, we announced a workforce cost reduction program across all of our business segments as a first step in a broader overall profit improvement initiative. These actions were the result of a review of our cost structure aimed at identifying ways to reduce our on-going operating costs and to adjust the size of our workforce to be consistent with current and expected activity levels. A significant portion of the workforce cost reduction program was completed in 2011, with the remainder expected to be completed in 2012. During the three months ended September 30, 2012 and 2011, we incurred $1.5 million and $2.9 million, respectively, of restructuring charges primarily related to termination benefits and consulting services. See Note 12 to the Financial Statements for further discussion of these charges.

As a result of the level of decline in our stock price and corresponding market capitalization in the third quarter of 2011, we performed a goodwill impairment test of our aftermarket services and fabrication reporting units’ goodwill as of September 30, 2011. This decline in our market capitalization led us to increase the estimate of the market’s implied weighted average cost of capital and reduce the present value of the forecasted cash flows. The test indicated that our aftermarket services and fabrication reporting units’ goodwill was impaired and therefore we recorded a full impairment of the goodwill associated with these reporting units in the third quarter of 2011 of $196.1 million. See Note 10 to the Financial Statements for further discussion of the goodwill impairments.

The decrease in interest expense for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily due to a decrease of $3.0 million in the amortization of payments to terminate interest rate swaps and a decrease as a result of the expiration of certain interest rate swaps in the third quarter of 2012. The payments to terminate interest rate swap agreements are being amortized into interest expense over the original terms of the swaps.

The increase in equity in (income) loss of non-consolidated affiliates during the three months ended September 30, 2012 relates to a $4.8 million cash payment received in September 2012 from the sale of PIGAP II and El Furrial’s assets. We are due to receive an additional approximately $65.3 million in quarterly cash installments through the first quarter of 2016 related to this sale. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our condensed consolidated statements of operations in the periods such payments are received.

The change in other (income) expense, net was primarily due to a foreign currency gain of $0.8 million for the three months ended September 30, 2012 compared to a foreign currency loss of $13.8 million for the three months ended September 30, 2011. Our foreign currency gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates. For the three months ended September 30, 2012 and 2011, foreign currency gain and loss included a translation gain of $2.3 million and a translation loss of $15.4 million, respectively, related to the re-measurement of our Brazil subsidiary’s U.S. dollar denominated inter-company debt.

Income Taxes

(dollars in thousands)

	Three months ended September 30,		Increase
	2012	2011	(Decrease)
Provision for (benefit from) income taxes	$1,267	$(32,640)	104%
Effective tax rate	13.1%	13.4%	(0.3)%

Our effective tax rate for the three months ended September 30, 2012 was impacted by $4.8 million of equity in (income) loss of non-consolidated affiliates, which was not subject to income tax. Our effective tax rate for the three months ended September 30, 2011 was impacted by goodwill impairment expense of $196.1 million, of which only $41.9 million was deductible for income tax purposes.

Discontinued Operations

(dollars in thousands)

	Three months ended September 30,		Increase
	2012	2011	(Decrease)
Income (loss) from discontinued operations, net of tax	$110,916	$(3,236)	3,528%

Income (loss) from discontinued operations, net of tax, for the three months ended September 30, 2012 and 2011, related to our operations in Venezuela that were expropriated in June 2009, including the costs associated with our arbitration proceeding, and results from and impairment of our Canadian contract operations and aftermarket services businesses. As discussed in Note 2 to the Financial Statements, in June 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela and by the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela.

In August 2012, our Venezuelan subsidiary completed the sale of its previously nationalized assets to PDVSA Gas for a purchase price of approximately $441.7 million. We received an initial payment of $176.7 million in cash at closing, of which we remitted $50.0 million to the insurance company from which we collected $50.0 million in January 2010 under the terms of an insurance policy we maintained for the risk of expropriation. The remaining amount of approximately $265.0 million due to us is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other. We therefore recorded a reduction in previously unrecognized tax benefits, resulting in a $15.5 million benefit reflected in Income (loss) from discontinued operations, net of tax, in our condensed consolidated statements of operations during the three months ended September 30, 2012.

In June 2012, we committed to a plan to sell our contract operations and aftermarket services businesses in Canada. The planned disposition meets the criteria established for recognition as discontinued operations and therefore our Canadian contract operations and aftermarket services businesses are reflected as discontinued operations in our Financial Statements. In conjunction with the planned disposition, we recorded impairments of long-lived assets and inventory that totaled $27.7 million during the three months ended September 30, 2012.

THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Summary of Business Segment Results

North America Contract Operations

(dollars in thousands)

	Nine months ended September 30,		Increase
	2012	2011	(Decrease)
Revenue	$450,684	$441,171	2%
Cost of sales (excluding depreciation and amortization expense)	219,876	228,073	(4)%
Gross margin	$230,808	$213,098	8%
Gross margin percentage	51%	48%	3%

The increase in revenue in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily attributable to a 2% increase in average operating horsepower, a $3.8 million increase in revenue from a gas processing plant that began operations during the fourth quarter of 2011, an increase in rates and a $3.6 million increase in freight revenue. These increases were partially offset by a $6.3 million decrease in revenue from our contract water treatment business in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increases in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 were primarily caused by the revenue increase explained above, better management of field operating expenses from the implementation of profitability improvement initiatives and a $5.4 million benefit from ad valorem taxes due to a change in tax law, partially offset by an increase in lube oil prices and freight expenses.

International Contract Operations

(dollars in thousands)

	Nine months ended September 30,		Increase
	2012	2011	(Decrease)
Revenue	$336,046	$330,384	2%
Cost of sales (excluding depreciation and amortization expense)	137,241	138,959	(1)%
Gross margin	$198,805	$191,425	4%
Gross margin percentage	59%	58%	1%

The increases in revenue and gross margin in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 were primarily due to a $8.7 million increase in revenue in Mexico primarily due to new contracts which commenced during 2012, a $5.8 million increase in revenue from a new contract in the Eastern Hemisphere, a $4.7 million increase in revenue in Argentina that was primarily due to inflation rate adjustments and a $4.6 million increase in revenue in Nigeria, largely from the recognition of $5.1 million of revenue with little incremental cost from the early termination of a project in Nigeria recorded in the nine months ended September 30, 2012. These increases were partially offset by an $18.8 million decrease in revenue in Brazil primarily as a result of contracts that were terminated in 2011. Gross margin percentage in the nine months ended September 30, 2012 benefited from the recognition of $5.1 million of revenue with little incremental cost from the early termination of a project in Nigeria and from inflationary rate adjustments in Argentina.

Aftermarket Services

(dollars in thousands)

	Nine months ended September 30,		Increase
	2012	2011	(Decrease)
Revenue	$287,401	$254,833	13%
Cost of sales (excluding depreciation and amortization expense)	225,052	218,111	3%
Gross margin	$62,349	$36,722	70%
Gross margin percentage	22%	14%	8%

The increase in revenue in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to an increase in revenue in North America of $34.2 million. Gross margin and gross margin percentage were favorably impacted by improved market conditions and the implementation of profitability improvement initiatives that began in the second half of 2011.

Fabrication

(dollars in thousands)

	Nine months ended September 30,		Increase
	2012	2011	(Decrease)
Revenue	$890,549	$914,428	(3)%
Cost of sales (excluding depreciation and amortization expense)	787,714	811,902	(3)%
Gross margin	$102,835	$102,526	0%
Gross margin percentage	12%	11%	1%

The decrease in revenue for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to a $191.9 million reduction of revenue in the Eastern Hemisphere, partially offset by $165.7 million of higher revenue in North America caused by improved market conditions. The increases in gross margin and gross margin percentage were primarily caused by a customer price increase in North America as a result of improved market conditions and a reduction in operating expenses from the implementation of profitability improvement initiatives. This was partially offset by the continuation of weaker market conditions in the Eastern Hemisphere, including the impact of reduced margins from our Belleli Energy subsidiary and a $15.0 million recovery on a loss contract recorded in the first quarter of 2011. The decreases in gross margin and gross margin percentage at our Belleli Energy subsidiary were primarily the result of increased under-absorption caused by reduced activity.

Costs and Expenses

(dollars in thousands)

	Nine months ended September 30,		Increase
	2012	2011	(Decrease)
Selling, general and administrative	$274,509	$269,132	2%
Depreciation and amortization	259,268	267,373	(3)%
Long-lived asset impairment	135,869	3,886	3,396%
Restructuring charges	5,828	2,941	98%
Goodwill impairment	—	196,142	(100)%
Interest expense	106,682	110,428	(3)%
Equity in (income) loss of non-consolidated affiliates	(46,860)	262	17,985%
Other (income) expense, net	1,207	9,815	(88)%

The increase in SG&A expense during the nine months ended September 30, 2012 was primarily due to a $11.1 million increase in state and local taxes primarily related to sales tax audits in North America. This increase was partially offset by a decrease in other SG&A expenses primarily driven by cost reduction efforts. SG&A as a percentage of revenue was 14% for the nine months ended September 30, 2012 and 2011.

Depreciation and amortization decreased primarily due to reduced depreciation and amortization on contract operations projects in Brazil as a result of contracts that were terminated in 2011 and the impact of the $128.5 million impairment recorded in the second quarter of 2012, which decreased depreciation and amortization expense by $2.9 million in the nine months ended September 30, 2012. This was partially offset by increased depreciation and amortization on contract operations projects in Mexico which commenced in 2012.

During the nine months ended September 30, 2012, we evaluated the future deployment of our idle fleet and, as a result, determined to retire and either sell or re-utilize key components on approximately 920 idle compressor units, or approximately 316,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result of our decision to sell or re-utilize key components on these compressor units, we performed an impairment review and, based on that review, have recorded a $96.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. The average age of the impaired idle units was 24 years.

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

During the nine months ended September 30, 2012, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $4.7 million on these assets.

During the nine months ended September 30, 2011, we reviewed the idle compression assets used in our contract operations segments for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. The net book value of these assets exceeded the fair value by $3.9 million for the nine months ended September 30, 2011 and was recorded as a long-lived asset impairment.

In November 2011, we announced a workforce cost reduction program across all of our business segments as a first step in a broader overall profit improvement initiative. These actions were the result of a review of our cost structure aimed at identifying ways to reduce our on-going operating costs and to adjust the size of our workforce to be consistent with current and expected activity levels. A significant portion of the workforce cost reduction program was completed in 2011, with the remainder expected to be completed in 2012. During the nine months ended September 30, 2012 and 2011, we incurred $5.8 million and $2.9 million, respectively, of restructuring charges primarily related to termination benefits and consulting services. See Note 12 to the Financial Statements for further discussion of these charges.

As a result of the level of decline in our stock price and corresponding market capitalization in the third quarter of 2011, we performed a goodwill impairment test of our aftermarket services and fabrication reporting units’ goodwill as of September 30, 2011. This decline in our market capitalization led us to increase the estimate of the market’s implied weighted average cost of capital and reduce the present value of the forecasted cash flows. The test indicated that our aftermarket services and fabrication reporting units’ goodwill was impaired and therefore we recorded a full impairment of the goodwill associated with these reporting units in the third quarter of 2011 of $196.1 million. See Note 10 to the Financial Statements for further discussion of the goodwill impairments.

The decrease in interest expense for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to a decrease of $4.9 million in the amortization of payments to terminate interest rate swaps and a decrease as a result of the expiration of certain interest rate swaps in the third quarter of 2012. This was partially offset by refinancing a portion of our outstanding debt at a higher interest rate. The payments to terminate interest rate swap agreements are being amortized into interest expense over the original terms of the swaps.

The increase in equity in (income) loss of non-consolidated affiliates during the nine months ended September 30, 2012 relates to payments of $47.1 million received during the nine months ended September 30, 2012 from the sale of PIGAP II and El Furrial’s assets. We are due to receive an additional approximately $65.3 million in quarterly cash installments through the first quarter of 2016 related to this sale. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our condensed consolidated statements of operations in the periods such payments are received.

The change in other (income) expense, net was primarily due to a foreign currency loss of $5.2 million and $14.3 million for the nine months ended September 30, 2012 and 2011, respectively. Our foreign currency gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates. For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, foreign currency loss was impacted by a $5.8 million decrease in translation loss related to re-measurement of our Brazil subsidiary’s U.S. dollar denominated inter-company debt. For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, foreign currency loss was also impacted by a $2.4 million decrease in translation loss related to the re-measurement of our Netherlands subsidiary’s non-U.S. dollar denominated inter-company debt.

Income Taxes

(dollars in thousands)

	Nine months ended September 30,		Increase
	2012	2011	(Decrease)
Benefit from income taxes	$(34,578)	$(50,220)	(31)%
Effective tax rate	24.4%	15.9%	8.5%

The increase in our effective tax rate was primarily due to the $46.9 million equity in (income) loss of non-consolidated affiliates, which is not subject to income tax, and the $135.8 million asset impairment charge, which is predominantly tax effected at the U.S. statutory rate, during the nine months ended September 30, 2012. This increase was partially offset by the goodwill impairment expense of $196.1 million recorded in the third quarter of 2011, of which $41.9 million was deductible for income tax purposes.

Discontinued Operations

(dollars in thousands)

	Nine months ended September 30,		Increase
	2012	2011	(Decrease)
Income (loss) from discontinued operations, net of tax	$66,863	$(9,247)	823%

Income (loss) from discontinued operations, net of tax, for the nine months ended September 30, 2012 and 2011, related to our operations in Venezuela that were expropriated in June 2009, including the costs associated with our arbitration proceeding, and results from and impairment of our Canadian contract operations and aftermarket services businesses. As discussed in Note 2 to the Financial Statements, in June 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela and by the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela.

In August 2012, our Venezuelan subsidiary completed the sale of its previously nationalized assets to PDVSA Gas for a purchase price of approximately $441.7 million. We received an initial payment of $176.7 million in cash at closing, of which we remitted $50.0 million to the insurance company from which we collected $50.0 million in January 2010 under the terms of an insurance policy we maintained for the risk of expropriation. The remaining amount of approximately $265.0 million due to us is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other. We therefore recorded a reduction in previously unrecognized tax benefits, resulting in a $15.5 million benefit reflected in Income (loss) from discontinued operations, net of tax, in our condensed consolidated statements of operations during the nine months ended September 30, 2012.

In June 2012, we committed to a plan to sell our contract operations and aftermarket services businesses in Canada. The planned disposition meets the criteria established for recognition as discontinued operations and therefore our Canadian contract operations and aftermarket services businesses are reflected as discontinued operations in our Financial Statements. In conjunction with the planned disposition, we recorded impairments of long-lived assets, including intangible assets, and inventory, that totaled $68.5 million during the nine months ended September 30, 2012.

Noncontrolling Interest

As of September 30, 2012, noncontrolling interest is comprised of the portion of the Partnership’s earnings that is applicable to the limited partner interest in the Partnership owned by the public. As of September 30, 2012, public unitholders held a 69% ownership interest in the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balance was $22.1 million at September 30, 2012, compared to $21.9 million at December 31, 2011. Working capital increased to $546.7 million at September 30, 2012 from $454.0 million at December 31, 2011. The increase in working capital was primarily caused by increases in accounts receivable and inventory, partially offset by increases in billings on uncompleted contracts in excess of costs and estimated earnings and deferred revenue. The increase in inventory and accounts receivable was primarily due to the increase in the volume of fabrication projects in process in North America at September 30, 2012 compared to December 31, 2011.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in) continuing operations:
Operating activities	$141,991	$67,527
Investing activities	(254,032)	(133,648)
Financing activities	(10,898)	52,102
Effect of exchange rate changes on cash and cash equivalents	(326)	(2,458)
Discontinued operations	123,433	1,335
Net change in cash and cash equivalents	$168	$(15,142)

Operating Activities.  The increase in cash provided by operating activities was primarily due to improved results from operations including the increase in gross margin during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Investing Activities.  The increase in cash used in investing activities was primarily attributable to an increase in capital expenditures from $171.3 million during the nine months ended September 30, 2011 to $328.7 million during the nine months ended September 30, 2012, partially offset by $47.1 million of proceeds we received in the first nine months of 2012 from the sale of PIGAP II and El Furrial’s assets.

Financing Activities.  The increase in cash used in financing activities during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily attributable to a decrease in net proceeds from the sale of Partnership units from $289.9 million during the nine months ended September 30, 2011 to $114.5 million during the nine months ended September 30, 2012. This was partially offset by a decrease in net repayments of long term debt during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Discontinued Operations.  The increase in cash provided by discontinued operations during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily attributable to $126.7 million of net proceeds received from the sale of our Venezuelan subsidiary assets to PDVSA Gas.

Capital Expenditures.  We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our targeted return on capital. We currently plan to spend approximately $375 million to $400 million in net capital expenditures during 2012, including (1) contract operations equipment additions and (2) approximately $105 million to $115 million on equipment maintenance capital related to our contract operations business. Net capital expenditures are net of fleet sales.

Long-Term Debt.  As of September 30, 2012, we had approximately $1.7 billion in outstanding debt obligations, consisting of $232.0 million outstanding under our revolving credit facility, $143.8 million outstanding under our 4.75% convertible notes due 2014, $315.4 million outstanding under our 4.25% Notes due June 2014, $350.0 million outstanding under our 7.25% senior notes due 2018, $514.5 million outstanding under the Partnership’s revolving credit facility and $150 million outstanding under the Partnership’s term loan facility.

In July 2011, we entered into a new five-year, $1.1 billion senior secured revolving credit facility (the “Credit Facility”), which matures in July 2016 and replaced our former senior secured credit facility. As of September 30, 2012, we had $232.0 million in outstanding borrowings and $198.7 million in outstanding letters of credit under the Credit Facility. At September 30, 2012, taking into account guarantees through letters of credit and the March 2012 decrease in borrowing capacity discussed below, we had undrawn and available capacity of $ 469.3 million under the Credit Facility.

In March 2012, the Partnership and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership, increased the borrowing capacity under their revolving credit facility by $200 million to $750 million. During the three months ended March 31, 2012, the Partnership incurred transaction costs of approximately $0.5 million related to the increase in borrowing capacity. These costs are included in Intangible and other assets, net and are being amortized over the term of the facility. Concurrently with this increase, we decreased the borrowing capacity under our revolving credit facility by $200 million to $900 million. As a result of the decrease in borrowing capacity of our Credit Facility, we expensed approximately $1.3 million of unamortized deferred financing costs associated with our Credit Facility in the first quarter of 2012, which is reflected in Interest expense in our condensed consolidated statements of operations.

Borrowings under the Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.50% to 2.50% and (ii) in the case of base rate loans, from 0.50% to 1.50%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At September 30, 2012, all amounts outstanding under the Credit Facility were LIBOR loans and the applicable margin was 2.0%. The weighted average annual interest rate at September 30, 2012 on the outstanding balance under the Credit Facility, was 2.3%.

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

The credit agreement contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We are also subject to financial covenants, including a ratio of Adjusted EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt to Adjusted EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 4.0 to 1.0. As of September 30, 2012, we maintained a 4.6 to 1.0 Adjusted EBITDA to Total Interest Expense ratio, a 3.0 to 1.0 consolidated Total Debt to Adjusted EBITDA ratio and a 0.7 to 1.0 Senior Secured Debt to Adjusted EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we were to experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements, including a default by the Partnership under its credit facility, would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of September 30, 2012, we were in compliance with all financial covenants under the credit agreement.

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

In November 2010, the Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership, as borrower, entered into an amendment and restatement of their senior secured credit agreement (the “Partnership Credit Agreement”) to provide for a new five-year, $550.0 million senior secured credit facility consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility was increased by $150.0 million to $550.0 million in March 2011, and by $200.0 million to $750.0 million in March 2012. As of September 30, 2012, the Partnership had $235.5 million of undrawn and available capacity under its revolving credit facility.

The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 2.25% to 3.25% and (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At September 30, 2012, all amounts outstanding under this facility were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance of this facility at September 30, 2012, excluding the effect of interest rate swaps, was 2.8%.

The Partnership’s term loan facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for term loans varies (i) in the case of LIBOR loans, from 2.5% to 3.5% and (ii) in the case of base rate loans, from 1.5% to 2.5%. At September 30, 2012, all amounts outstanding under the term loan facility were LIBOR loans and the applicable margin was 2.75%. The average annual interest rate on the outstanding balance of the term loan facility at September 30, 2012 was 3.0%.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Agreement).

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on its ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. It also contains various covenants requiring mandatory prepayments of the term loans from the net cash proceeds of certain future asset transfers. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Partnership Credit Agreement) and a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.75 to 1.0. The Partnership Credit Agreement allows the Partnership’s Total Debt to EBITDA ratio to increase from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after such an acquisition closes. The Partnership completed an acquisition from us meeting these thresholds in the first quarter of 2012; therefore, the maximum allowed ratio of Total Debt to EBITDA was 5.25 to 1.0 through September 30, 2012, reverting to 4.75 to 1.0 for the quarter ending December 31, 2012 and subsequent quarters. As of September 30, 2012, the Partnership maintained an 8.0 to 1.0 EBITDA to Total Interest Expense ratio and a 3.7 to 1.0 Total Debt to EBITDA ratio. A violation of the Partnership’s Total Debt to EBITDA covenant would be an event of default under the Partnership Credit Agreement, which would trigger cross-default provisions under certain of our debt agreements. As of September 30, 2012, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

We have entered into interest rate swap agreements related to a portion of our variable rate debt. In the fourth quarter of 2010, we paid $43.0 million to terminate interest rate swap agreements with a total notional value of $585.0 million and a weighted average rate of 4.6%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive income (loss) is being amortized into interest expense over the original terms of the swaps. Of the total amount included in accumulated other comprehensive income (loss), $10.1 million was amortized into interest expense during the nine months ended September 30, 2012 and we expect $0.6 million to be amortized into interest expense during the remainder of 2012. See Note 8 to the Financial Statements for further discussion of our interest rate swap agreements.

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

On October 26, 2012, Exterran GP LLC’s board of directors approved a cash distribution by the Partnership of $0.5075 per limited partner unit, or approximately $23.0 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from July 1, 2012 through September 30, 2012. The record date for this distribution is November 9, 2012 and payment is expected to occur on November 14, 2012.

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

For a reconciliation of gross margin to net income (loss), see Note 16 to the Financial Statements.

We define EBITDA, as adjusted, as net income (loss) excluding income (loss) from discontinued operations (net of tax), cumulative effect of accounting changes (net of tax), income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, merger and integration expenses, restructuring charges, non-cash gains or losses from foreign currency exchange rate changes recorded on intercompany obligations and other charges. We believe EBITDA, as adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), our subsidiaries’ capital structure (non-cash gains or losses from foreign currency exchange rate changes on intercompany obligations), tax consequences, impairment charges, merger and integration expenses, restructuring charges and other charges. Management uses EBITDA, as adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. Our EBITDA, as adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

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

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$119,346	$(214,547)	$(40,265)	$(275,235)
Income (loss) from discontinued operations, net of tax	(110,916)	3,236	(66,863)	9,247
Depreciation and amortization	85,248	88,762	259,268	267,373
Long-lived asset impairment	3,204	1,823	135,869	3,886
Restructuring charges	1,515	2,941	5,828	2,941
Goodwill impairment	—	196,142	—	196,142
Investments in non-consolidated affiliates impairment	—	262	224	262
Proceeds from sale of joint venture assets	(4,793)	—	(47,084)	—
Interest expense	31,723	38,672	106,682	110,428
(Gain) loss on currency exchange rate remeasurement of intercompany balances	(163)	14,141	4,958	13,115
Provision for (benefit from) income taxes	1,267	(32,640)	(34,578)	(50,220)
EBITDA, as adjusted	$126,431	$98,792	$324,039	$277,939

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

We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign currency loss in our condensed consolidated statements of operations of $5.2 million and $14.3 million for the first nine months of 2012 and 2011, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

As of September 30, 2012, after taking into consideration interest rate swaps, we had approximately $646.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates would result in an annual increase in our interest expense of approximately $6.5 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 8 to the Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of September 30, 2012, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of business we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, we believe that any ultimate liability arising from any of these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Because of the inherent uncertainty of litigation, however, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or cash flows for the period in which the resolution occurs.

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

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression and oil and natural gas production and processing. Oil and natural gas exploration and development activity and the number of well completions typically decline when there is a sustained reduction in oil or natural gas prices or significant instability in energy markets. Even the perception of longer-term lower oil or natural gas prices by oil and natural gas exploration, development and production companies can result in their decision to cancel, reduce or postpone major expenditures or to reduce or shut in well production. In April 2012, natural gas prices in North America fell to the lowest levels seen in more than a decade at around $2.00 per MMBtu and, as a result, certain companies announced a reduction in their natural gas drilling and production activities, particularly in dry gas areas. Since then, natural gas prices have improved somewhat to slightly in excess of $3.00 per MMBtu as of October 2012, but still remain at historically low levels. Additionally, in North America, compression services for our customers’ production from unconventional natural gas sources constitute an increasing percentage of our business. Some of these unconventional sources are less economic to produce in lower natural gas price environments. If the current price levels for natural gas continue or decrease, the level of production activity and the demand for our natural gas compression and oil and natural gas production and processing equipment and services could decrease, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. A reduction in demand for our products and services could also force us to reduce our pricing substantially.

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

More recently, in April 2012, Argentina assumed control over its largest oil and gas producer, Yacimientos Petroliferos Fiscales (“YPF”). We had 542,000 horsepower of compression in Argentina as of September 30, 2012, and we generated $113.4 million of revenue in Argentina, including $48 million of revenue from YPF, during the nine months ended September 30, 2012. We are unable to predict what effect, if any, the nationalization of YPF will have on our business in Argentina, or whether Argentina will nationalize additional businesses in the oil and gas industry; however, the nationalization of YPF, the nationalization of additional businesses or the taking of other actions listed below by Argentina could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We are due to receive a substantial amount in installment payments from the purchaser of our previously nationalized Venezuelan assets, the nonpayment of which would reduce the anticipated amount of funds available to us to repay indebtedness and for general corporate purposes.

As discussed in Notes 2 and 6 to the Financial Statements, in March 2012 and August 2012, we sold our previously-nationalized Venezuelan joint venture assets and Venezuelan subsidiary assets, respectively, to PDVSA Gas, S.A. for aggregate consideration of $554 million.  As of September 30, 2012, we have received approximately $224 million of the total ($50 million of which we used to repay insurance proceeds previously collected under the policy we maintained for the risk of expropriation) and are due to receive the remaining consideration of approximately $330 million in installments through the third quarter of 2016. We intend to use these remaining proceeds, as they are received, for the repayment of indebtedness and for general corporate purposes.  Any failure by PDVSA Gas, S.A. to pay these installments when due would reduce the amount of anticipated funds available to us in the future for these purposes.

New regulations, proposed regulations and proposed modifications to existing regulations under the Clean Air Act (“CAA”), if implemented, could result in increased compliance costs.

On August 20, 2010, the U.S. Environmental Protection Agency (“EPA”) published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule will require us to undertake certain expenditures and activities, likely including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at major sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. On October 19, 2010, we submitted a legal challenge to the U.S. Court of Appeals for the D.C. Circuit and a Petition for Administrative Reconsideration to the EPA for some monitoring aspects of the rule. The legal challenge has been held in abeyance since December 3, 2010, pending the EPA’s consideration of the Petition for Administrative Reconsideration. On January 5, 2011, the EPA approved the request for reconsideration of the monitoring issues and that reconsideration process is ongoing. On June 7, 2012, the EPA published proposed changes to the regulation in response to the petition such that, among other things, the proposed rule will require catalyst installation only on equipment at sites that in effect do not meet the U.S. Department of Transportation (DOT) definition of “remote.” All other engines will be subject to management practices only. The comment period for the proposed changes ended August 9, 2012. We await the EPA’s response to the comments received. At this point, we cannot predict when, how or if an EPA or a court ruling would modify the final rule, and as a result we cannot currently accurately predict the cost to comply with the rule’s requirements. Compliance with the final rule is required by October 2013.

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

On August 16, 2012, the EPA published final rules that establish new air emission controls for natural gas and natural gas liquids production, processing and transportation activities, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and a separate set of emission standards to address hazardous air pollutants frequently associated with production and processing activities. Among other things, the rules establish specific requirements regarding emissions from compressors and controllers at natural gas gathering and boosting stations and processing plants together with dehydrators and storage tanks at natural gas processing plants, compressor stations and gathering and boosting stations. In addition, the rules establish new requirements for leak detection and repair of leaks at natural gas processing plants that exceed 500 parts per million in concentration.

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

Independent of Congress, the EPA is beginning to adopt regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These rules triggered reporting obligations for two sites we operated in 2011, and we anticipate the same obligation in 2012. In addition, the EPA in June 2010 published a final rule providing for the tailored applicability of air permitting requirements for greenhouse gas emissions. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. In July 2011, the second step of the phase-in began requiring permitting for otherwise minor sources of air emissions that have the potential to emit at least 100,000 tons per year of greenhouse gases. On July 3, 2012, the EPA issued final regulations for “Phase III” of its program, retaining the permitting thresholds established in Phases I and II. These rules will affect some of our and our customers’ largest new or modified facilities going forward.

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
2.1

Contribution, Conveyance and Assumption Agreement, dated May 23, 2011, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 24, 2011

2.2

Contribution, Conveyance and Assumption Agreement, dated February 22, 2012, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

2.3

Asset Transfer Contract, dated August 7, 2012, between Exterran Venezuela, C.A. and PDVSA Gas, S.A., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2012

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

EXTERRAN HOLDINGS, INC.

Date: November 1, 2012	By:	/s/ WILLIAM M. AUSTIN
William M. Austin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1

Contribution, Conveyance and Assumption Agreement, dated May 23, 2011, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 24, 2011

2.2

Contribution, Conveyance and Assumption Agreement, dated February 22, 2012, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

2.3

Asset Transfer Contract, dated August 7, 2012, between Exterran Venezuela, C.A. and PDVSA Gas, S.A., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2012

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