Form 10-K
period 2012-12-31
EXTERRAN HOLDINGS INC.
filed 2013-02-26
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2012 was $295,597,020. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of the common stock of the registrant outstanding as of February 19, 2013: 64,918,732 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2013 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, are incorporated by reference into Part III of this Form 10-K.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ from those in these forward-looking statements are described below, in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

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

Item 1.  Business

We were incorporated in February 2007 as a wholly-owned subsidiary of Universal Compression Holdings, Inc. (“Universal”). On August 20, 2007, Universal and Hanover Compressor Company (“Hanover”) merged into our wholly-owned subsidiaries, and we became the parent entity of Universal and Hanover. Immediately following the completion of the merger, Universal merged with and into us. References to “Exterran,” “our,” “we” and “us” refer to Exterran Holdings, Inc. and its subsidiaries. References to “North America” when used in this report refer to the U.S. and Canada. References to “International” and variations thereof when used in this report refer to the world excluding North America.

General

We are a global market leader in the full-service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, fabrication and aftermarket services. In our contract operations business line, we own a fleet of natural gas compression equipment and crude oil and natural gas production and processing equipment that we utilize to provide operations services to our customers. In our fabrication business line, we fabricate equipment for sale to our customers and for use in our contract operations services. In addition, our fabrication business line provides engineering, procurement and fabrication services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants. We offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as Integrated Projects. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, processing, treating and other equipment.

Our products and services are essential to the production, processing, transportation and storage of natural gas and are provided primarily to energy producers and distributors of oil and natural gas. Our geographic business unit operating structure, technically experienced personnel and high-quality contract operations fleet allow us to provide reliable and timely customer service.

We have an equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of December 31, 2012, public unitholders held a 69% ownership interest in the Partnership and we owned the remaining equity interest, including the general partner interest and all incentive distribution rights. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional interests in the Partnership. As of December 31, 2012, the Partnership’s fleet included 4,803 compressor units comprising approximately 2,084,000 horsepower, or 62% (by then available horsepower) of our and the Partnership’s combined total U.S. horsepower. The Partnership fleet included 323 compressor units with an aggregate horsepower of approximately 163,000 leased from our wholly-owned subsidiaries and excluded 24 compressor units with an aggregate horsepower of approximately 9,000 leased to our wholly-owned subsidiaries as of December 31, 2012.

In March 2012, we sold to the Partnership contract operations customer service agreements with 39 customers and a fleet of 406 compressor units used to provide compression services under those agreements, comprising approximately 188,000 horsepower, or 5% (by then available horsepower) of our and the Partnership’s combined U.S. contract operations business. The assets sold also included 139 compressor units, comprising approximately 75,000 horsepower, that we previously leased to the Partnership and a natural gas processing plant with a capacity of 10 million cubic feet per day used to provide processing services. Total consideration for the transaction was approximately $182.8 million, excluding transaction costs, and consisted of the Partnership’s payment of $77.4 million in cash and assumption of $105.4 million of our long-term debt.

Industry Overview

Natural Gas Compression

Natural gas compression is a mechanical process whereby the pressure of a given volume of natural gas is increased to a desired higher pressure for transportation from one point to another. It is essential to the production and transportation of natural gas. Compression is typically required several times during the natural gas production and transportation cycle, including (i) at the wellhead, (ii) throughout gathering and distribution systems, (iii) into and out of processing and storage facilities and (iv) along intrastate and interstate pipelines.

•                  Wellhead and Gathering Systems — Natural gas compression is used to transport natural gas from the wellhead through the gathering system. At some point during the life of natural gas wells reservoir pressures typically fall below the line pressure of the natural gas gathering or pipeline system used to transport the natural gas to market. At that point, natural gas no longer naturally flows into the pipeline. Compression equipment is applied in both field and gathering systems to boost the pressure levels of the natural gas flowing from the well allowing it to be transported to market. Changes in pressure levels in natural gas fields require periodic changes to the size and/or type of on-site compression equipment. Additionally, compression is used to reinject natural gas into producing oil wells to maintain reservoir pressure and help lift liquids to the surface, which is known as secondary oil recovery or natural gas lift operations. Typically, these applications require low- to mid-range horsepower compression equipment located at or near the wellhead. Compression equipment is also used to increase the efficiency of a low-capacity natural gas field by providing a central compression point from which the natural gas can be produced and injected into a pipeline for transmission to facilities for further processing.

•                  Pipeline Transportation Systems — Natural gas compression is used during the transportation of natural gas from the gathering systems to storage or the end user. Natural gas transported through a pipeline loses pressure over the length of the pipeline. Compression is staged along the pipeline to increase capacity and boost pressure to overcome the friction and hydrostatic losses inherent in normal operations. These pipeline applications generally require larger horsepower compression equipment (1,500 horsepower and higher).

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

Many natural gas producers, transporters and processors outsource their compression services due to the benefits and flexibility of contract compression. Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure or replace their compressor units to optimize the well production or gathering system efficiency.

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

The standard production and processing equipment market tends to be somewhat commoditized, with sales following general industry trends of oil and natural gas production. We fabricate and stock standard production equipment based on historical product mix and expected customer purchases. In addition, we sell custom-engineered, built-to-specification production and processing equipment, which typically consists of much larger equipment packages than standard equipment, and is generally used in much larger scale production operations. The custom equipment market is driven by global economic trends, and the specifications for purchased equipment can vary significantly. Technology, engineering capabilities, project management, available manufacturing space and quality control standards are the key drivers in the custom equipment market.

Market Conditions

We believe that the growing global consumption of natural gas and its byproducts is the predominant force driving the demand for natural gas compression and production and processing equipment. As more natural gas is consumed, the demand for compression and production and processing equipment generally increases. Because we expect the demand for natural gas and natural gas byproducts to increase over the long term, we believe the demand for compression and production and processing equipment and related services will increase as well.

Natural gas consumption in the U.S. for the twelve months ended November 30, 2012 increased by approximately 4% over the twelve months ended November 30, 2011, is expected to increase by 1.2% in 2013, and by an average of 0.5% per year thereafter until 2035, according to the U.S. Energy Information Administration (“EIA”).

Natural gas marketed production in the U.S. for the twelve months ended November 30, 2012 increased by approximately 6% over the twelve months ended November 30, 2011. The EIA forecasts that total U.S. marketed production will grow by 1% in 2013. In 2011, the U.S. accounted for an estimated annual production of approximately 24 trillion cubic feet of natural gas, or 20% of the worldwide total of approximately 123 trillion cubic feet. The EIA estimates that the U.S.’s natural gas production level will be approximately 26 trillion cubic feet in 2035, or 16% of the projected worldwide total of approximately 169 trillion cubic feet.

We believe the long-term outlook for natural gas compression in the U.S. will continue to benefit from increased production from unconventional sources and from the aging of producing natural gas fields that will require more compression to continue producing the same volume of natural gas. In addition, we see opportunities to provide compression and processing services to producers of natural gas liquids. However, the supply of U.S. natural gas continued to increase in 2012 and outstripped demand, which contributed to a low natural gas price environment. This trend of lower natural gas prices could further decrease natural gas production, particularly in more mature and predominately dry gas areas, and as a result the demand for our natural gas compression equipment and services could be adversely affected.

The EIA reports that natural gas consumption outside of the U.S. grew 48% from 2000 through 2011. Despite this growth in demand, most international energy markets have historically lacked the infrastructure necessary to either transport natural gas to markets or consume it locally; thus, more infrastructure is required to utilize this natural gas. Total natural gas consumption worldwide is projected to increase by an average of 1.6% per year until 2035, according to the EIA, and therefore, we believe that over the long term, demand for natural gas infrastructure in international markets will increase. We believe this anticipated increase in demand for infrastructure will be further supported by recent technology advances, including liquefied natural gas (or LNG) and gas-to-liquids, which make the transportation of natural gas without pipelines more economical, environmental legislation prohibiting flaring and the anticipated construction of natural gas-fueled power plants built to meet international energy demand. Additionally, we believe demand for production and processing equipment will increase over time to support the anticipated increased infrastructure.

While natural gas compression and production and processing equipment typically must be engineered to meet unique customer specifications, the fundamental technology of such equipment has not been subject to significant change.

As energy industry capital spending declined in 2009, our fabrication business segment experienced a reduction in demand that continued through 2011. However, we began to see an improvement in market activities in North America in the latter part of 2010 and in 2011. During 2012, our fabrication backlog increased by approximately 45% from December 31, 2011. We have seen a shift in the regional mix of our fabrication backlog since the beginning of 2009, when the Eastern Hemisphere and North America represented approximately 80% and 20%, respectively, of our fabrication backlog. As of December 31, 2012, North America and Eastern Hemisphere accounted for approximately 58% and 33%, respectively, of our fabrication backlog.

Our critical process equipment fabrication business has also experienced a reduction in backlog given the longer lead times for the development of projects. In addition, we fabricate evaporators and brine heaters for desalination plants and tank farms primarily for use in North Africa and the Middle East. Demand for these products is driven primarily by population growth, improvements in the standard of living and investment in infrastructure. We expect continued investment in these projects, and therefore increased demand for the equipment, in the regions we serve over the next few years. However, the reductions in global economic activity led to a substantial reduction in our fabrication backlog related to these projects during 2011. During 2012, we experienced a modest increase in backlog for these products, but as of December 31, 2012 were at just over 50% of our backlog levels as of the end of 2010.

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

Compressor Fleet

The size and horsepower of our natural gas compressor fleet on December 31, 2012 is summarized in the following table:

		Aggregate
	Number	Horsepower	% of
Range of Horsepower Per Unit	of Units	(in thousands)	Horsepower
0 – 200	3,684	405	9%
201 – 500	2,029	582	12%
501 – 800	679	416	9%
801 – 1,100	491	471	10%
1,101 – 1,500	1,332	1,808	39%
1,501 and over	468	959	21%
Total	8,683	4,641	100%

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

As of December 31, 2012, the Partnership’s fleet included 4,803 of these compressor units comprising approximately 2,084,000 horsepower, or 62% (by then available horsepower) of our and the Partnership’s combined total U.S. horsepower. The Partnership fleet included 323 compressor units with an aggregate horsepower of approximately 163,000 leased from our wholly-owned subsidiaries and excluded 24 compressor units with an aggregate horsepower of approximately 9,000 leased to our wholly-owned subsidiaries as of December 31, 2012.

Contract Operations — North America and International

We provide comprehensive contract operations services, including the personnel, equipment, tools, materials and supplies to meet our customers’ natural gas compression, production or processing service needs. Based on the operating specifications at the customer’s location and the customer’s unique needs, these services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide these services to our customers.

When providing contract compression services, we work closely with a customer’s field service personnel so that the compression services can be adjusted to efficiently match changing characteristics of the reservoir and the natural gas produced. We routinely repackage or reconfigure a portion of our existing fleet to adapt to our customers’ compression services needs. We utilize both slow and high speed reciprocating compressors primarily driven by internal natural gas fired combustion engines. We also utilize rotary screw compressors for specialized applications.

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

We also provide contract production and processing services, similar to the contract compression services described above, utilizing our fleet of oil and natural gas production and processing equipment. Most of these services are what we call Integrated Projects, in which we provide the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities.

We believe that our aftermarket services and fabrication businesses, described below, provide opportunities to cross-sell our contract operations services.

Our customers typically contract for our services on a site-by-site basis for a specific monthly service rate that is generally reduced if we fail to operate in accordance with the contract requirements. Following the initial minimum term, which in North America is typically between six and twelve months, contract operations services generally continue until terminated by either party with 30 days’ advance notice. Our customers generally are required to pay our monthly service fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. Additionally, because we do not typically take title to the natural gas we compress, process or treat and because the natural gas we use as fuel for our compressors and other equipment is supplied by our customers, we have limited direct exposure to commodity price fluctuations.

We maintain field service locations from which we can service and overhaul our own compressor fleet to provide contract operations services to our customers. We also use many of these locations to provide aftermarket services to our customers, as described in more detail below. As of December 31, 2012, our North America contract operations segment provided contract operations services primarily using a fleet of 7,651 natural gas compression units with an aggregate capacity of approximately 3,376,000 horsepower and production and processing facilities. For the year ended December 31, 2012, 22% of our total revenue and 38% of our total gross margin was generated from North America contract operations. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP in Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

Our international operations are focused on markets that require both large horsepower compressor applications and full production and processing facilities. Our international contract operations segment typically engages in longer-term contracts and more comprehensive projects than our North America contract operations segment. International projects often require us to provide complete engineering, design and installation services and a greater investment in equipment, facilities and related installation costs. These larger projects may include several compressor units on one site or entire facilities designed to process and treat oil or natural gas to make it suitable for end use. As of December 31, 2012, our international contract operations segment provided contract operations services using a fleet of 1,032 natural gas compression units with an aggregate capacity of approximately 1,265,000 horsepower and a fleet of production and processing equipment. For the year ended December 31, 2012, 16% of our total revenue and 33% of our total gross margin was generated from international contract operations.

Aftermarket Services

Our aftermarket services segment sells parts and components and provides operation, maintenance, overhaul and reconfiguration services to customers who own compression, production, treating and oilfield power generation equipment. We believe that we are particularly well qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression services, production and processing equipment and oilfield power generation equipment and facilities. For the year ended December 31, 2012, 14% of our total revenue and 10% of our total gross margin was generated from aftermarket services.

Fabrication

Compressor and Accessory Fabrication

We design, engineer, fabricate, install and sell skid-mounted natural gas compression units and accessories to meet standard or unique customer specifications. We sell this compression equipment primarily to major and independent oil and natural gas producers as well as national oil and natural gas companies in the countries where we operate.

Generally, we assemble compressors sold to third parties according to each customer’s specifications. We purchase components for these compressors from third party suppliers including several major engine and compressor manufacturers in the industry. We also sell pre-packaged compressor units designed to our standard specifications. For the year ended December 31, 2012, 16% of our total revenue and 4% of our total gross margin was generated from our compressor and accessory fabrication business line.

As of December 31, 2012, our compressor and accessory fabrication backlog was $256.3 million, compared to $249.7 million at December 31, 2011. At December 31, 2012, all future revenue related to our compressor and accessory fabrication backlog is expected to be recognized before December 31, 2013.

Production and Processing Equipment Fabrication

We design, engineer, fabricate, install and sell a broad range of oil and natural gas production and processing equipment designed to heat, separate, dehydrate and condition crude oil and natural gas to make them suitable for end use. Our products include line heaters, oil and natural gas separators, glycol dehydration units, condensate stabilizers, dewpoint control plants, water treatment, mechanical refrigeration and cryogenic plants and skid-mounted production packages designed for both onshore and offshore production facilities. We sell standard production and processing equipment, which is used for processing wellhead production from onshore or shallow-

water offshore platform production primarily into U.S. markets. In addition, we sell custom-engineered, built-to-specification production and processing equipment. Some of these projects are in remote areas and in developing countries with limited oil and natural gas industry infrastructure. To meet most customers’ rapid response requirements and minimize customer downtime, we maintain an inventory of standard products and long delivery components used to manufacture our products to our customers’ specifications. We also provide engineering, procurement and fabrication services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants. For the year ended December 31, 2012, 32% of our total revenue and 15% of our total gross margin was generated from our production and processing equipment fabrication business line.

As of December 31, 2012, our production and processing equipment fabrication backlog was $563.8 million, compared to $416.0 million at December 31, 2011. Typically, we expect our production and processing equipment backlog to be produced within a three to 36 month period. At December 31, 2012, $7.7 million of future revenue related to our production and processing equipment backlog was expected to be recognized after December 31, 2013.

Business Strategy

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

•                  Grow our North America business.  We plan to continue to invest in strategically growing our North America business. Our North America contract operations business is our largest business segment based on gross margin, representing 38% of our gross margin in 2012. We see opportunities to grow this business by continuing to put idle units back to work and adding new horsepower in key growth areas, including providing compression and processing services to producers of natural gas from shale plays and natural gas liquids. We intend to utilize the Partnership as our primary vehicle for the long-term growth of our U.S. contract operations business. In addition, increased drilling activity in the shale plays and areas focused on the production of oil and natural gas liquids in North America has led to an increase in our North America fabrication backlog, which represented 58% of our total world-wide fabrication backlog at December 31, 2012.

•                  Focus on key international markets.  International markets continue to represent a significant growth opportunity for our business, due in large part to the fact that over 70% of the world’s natural gas production resides in markets outside North America. We believe that natural gas production in these regions will grow over the long term at a pace greater than that of North America. In addition, we typically see higher returns and margins in international markets relative to North America due to more complex project requirements. We expect to allocate additional resources toward key areas of our international business and rebuilding our fabrication backlog in the Eastern Hemisphere.

•                  Lower costs and improve profitability.  To enhance our competitive position, we embarked in the second half of 2011 on a multi-year plan to improve the profitability of our operations. We expect our profitability initiatives to impact all of our business segments and geographies. As the largest provider of compression services in the world, we intend to use our scale to achieve cost savings in our operations. We are also focused on increasing productivity and optimizing our processes in our core lines of business. By making our systems and processes more efficient, we intend to lower our internal costs and improve our profitability.

Competitive Strengths

We believe we have the following key competitive strengths:

•                  Breadth and quality of product and service offerings.  We provide our customers a broad variety of products and services, including outsourced compression, production and processing services, as well as the sale of compression and oil and natural gas production and processing equipment and installation services. We believe our contract operations services generally allow our customers that outsource their compression or production and processing needs to achieve higher production rates than they would achieve with their own operations, resulting in increased revenue for our customers. In addition, outsourcing allows our customers flexibility for their evolving compression and production and processing needs while limiting their capital requirements. By offering a broad range of services that leverage our core strengths, we believe that we can provide comprehensive integrated solutions to meet our customers’ needs. In our Integrated Projects, we can provide the engineering, design, project management and procurement and construction services necessary to incorporate our products into production, processing and compression facilities. We believe the breadth and quality of our products and services, the depth of our customer relationships and our presence in many major oil and natural gas-producing regions place us in a position to capture additional business on a global basis.

•                  Focus on providing superior customer service.  We believe we operate in a relationship-driven, service-intensive industry and therefore need to provide superior customer service. We believe that our regionally-based network, local presence, experience and in-depth knowledge of customers’ operating needs and growth plans enable us to respond to our customers’ needs and meet their evolving demands on a timely basis. In addition, we focus on achieving a high level of mechanical reliability for the services we provide in order to maximize our customers’ production levels. Our sales efforts concentrate on demonstrating our commitment to enhancing our customers’ cash flow through superior customer service, product design, fabrication, installation and after-market support.

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

•                  Ability to leverage the Partnership.  We believe that the Partnership provides us a lower cost of capital over time relative to our competitors that pay entity-level federal income taxes. We have completed seven sales to the Partnership, including in connection with the Partnership’s initial public offering in 2006, of compressor units aggregating approximately 2.0 million horsepower, as well as gas processing assets. The proceeds from these transactions have provided us significant capital to reduce our debt and fund our capital expenditures. In addition, we have received equity interests in these transactions that we believe will allow us to participate in the Partnership’s future growth.

Oil and Natural Gas Industry Cyclicality and Volatility

Changes in oil and natural gas exploration and production spending normally results in changes in demand for our products and services; however, we believe our contract operations business is typically less impacted by commodity prices than certain other energy service products and services because:

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

We conduct our contract operations and sales activities throughout North America and internationally, including offshore operations. We currently operate in approximately 30 countries in major oil and natural gas producing areas including the U.S., Argentina, Brazil, Mexico, Italy and the United Arab Emirates. We have fabrication facilities in the U.S., Italy, Singapore, the United Arab Emirates and the United Kingdom.

Sales and Marketing

Our salespeople pursue the market for our products in their respective territories. Each salesperson is assigned a customer list or territory based on the individual’s experience and personal relationships and the customers’ service requirements. This customer and relationship-focused strategy is communicated through frequent direct contact, technical presentations, print literature, print advertising and direct mail. Additionally, our salespeople coordinate with each other to effectively pursue customers that operate in multiple regions. Our salespeople work with our operations personnel to promptly respond to and satisfy customer needs.

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

Sources and Availability of Raw Materials

We fabricate compression and production and processing equipment to provide contract operations services and to sell to third parties from components and subassemblies, most of which we acquire from a wide range of vendors. These components represent a significant portion of the cost of our compressor and production and processing equipment products. In addition, we fabricate tank farms and critical process equipment for refinery and petrochemical facilities and other vessels used in production, processing and treating of crude oil and natural gas. Steel can have wide price fluctuations and represents a significant portion of the raw materials for these products. Increases in raw material costs cannot always be offset by increases in our products’ sales prices. While many of our materials and components are available from multiple suppliers at competitive prices, we obtain some of the components used in our products from a limited group of suppliers. We occasionally experience long lead times for components from our suppliers and, therefore, we may at times make purchases in anticipation of future orders.

Competition

The natural gas compression services and fabrication business is highly competitive. Overall, we experience considerable competition from companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities and adopt more aggressive pricing policies. We believe we are competitive with respect to price, equipment availability, customer service and flexibility in meeting customer needs and quality and reliability of our compressors and related services. We face vigorous competition in both compression services and compressor fabrication, with some firms competing in both segments. In our production and processing equipment business, we have different competitors in the standard and custom-engineered equipment markets. Competitors in the standard equipment market include several large companies and a large number of small, regional fabricators. Competition in the standard equipment market is generally based upon price and availability. Our competition in the custom-engineered market usually consists of larger companies with the ability to provide integrated projects and product support after the sale. The ability to fabricate these large custom-engineered systems near the point of end-use is often a competitive advantage.

International Operations

We operate in many geographic markets outside North America. At December 31, 2012, approximately 17% of our revenue was generated by our operations in Latin America (primarily in Argentina, Brazil and Mexico) and approximately 18% of our revenue was generated in the Eastern Hemisphere. Changes in local economic or political conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have significant operations that expose us to currency risk primarily in Argentina, Brazil, Italy and Mexico.

Additional risks inherent in our international business activities are described in “Risk Factors.” For financial data relating to our geographic concentrations, see Note 22 to the Financial Statements.

Environmental and Other Regulations

Government Regulation

Our operations are subject to stringent and complex U.S. federal, state, local and international laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment and to occupational safety and health. Compliance with these environmental laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory and remedial obligations, and the issuance of injunctions delaying or prohibiting operations. We believe that our operations are in substantial compliance with applicable environmental and safety and health laws and regulations and that continued compliance with currently applicable requirements would not have a material adverse effect on us. However, the clear trend in environmental regulation is to place more restrictions on activities that may affect the environment, and thus, any changes in these laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal, emission or remediation requirements could have a material adverse effect on our results of operations and financial position.

The primary U.S. federal environmental laws to which our operations are subject include the Clean Air Act (“CAA”) and regulations thereunder, which regulate air emissions; the Clean Water Act (“CWA”) and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; the Resource Conservation and Recovery Act (“RCRA”) and regulations thereunder, which regulate the management and disposal of hazardous and non-hazardous solid wastes; and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and regulations thereunder, known more commonly as “Superfund,” which imposes liability for the remediation of releases of hazardous substances in the environment. We are also subject to regulation under the federal Occupational Safety and Health Act (“OSHA”) and regulations thereunder, which regulate the protection of the safety and health of workers. Analogous state, local and international laws and regulations may also apply.

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

On August 20, 2010, the U.S. Environmental Protection Agency (“EPA”) published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule would have required us to undertake certain expenditures and activities, including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at certain sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. Following legal challenges to the 2010 rule, the EPA reconsidered the rule and published revisions to the rule on January 30, 2013. The revised rule will require management practices for all covered engines but will require catalyst installation only on larger equipment at sites that are not deemed to be “remote.” Since the rule has just recently been finalized, we are in the process of determining the amount of our larger equipment at non-remote sites, and, as a result, we cannot currently accurately predict the cost to comply with the rule’s requirements. Compliance with the final rule is required by October 2013.

On May 21, 2012, the EPA issued new ozone nonattainment designations for all areas except Chicago, in relation to the 2008 national ambient air quality standard (“NAAQS”) for ozone. Among other things, these new designations add Wise County to the Dallas-Fort Worth (“DFW”) nonattainment area. This new designation will require Texas to modify its State Implementation Plan (“SIP”) to include a plan for Wise County to come into compliance with the ozone NAAQS. This modification process typically takes about three to five years. If Texas implements the same control requirements in Wise County that are already in place in the other counties in the DFW nonattainment area, we could be required to modify or remove and replace a significant amount of equipment we currently utilize in Wise County. However, at this point we cannot predict what Texas’ new SIP will require or what equipment will still be operating in Wise County when it comes into effect and, as a result, we cannot currently accurately predict the impact or cost to comply.

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

In addition, in January 2011, the Texas Commission on Environmental Quality (“TCEQ”) finalized revisions to certain air permit programs that significantly increase air emissions-related requirements for new and certain existing oil and gas production and gathering sites in the Barnett Shale production area. The final rule established new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, and the lower emissions standards will become applicable between 2015 and 2030 depending on the type of engine and the permitting requirements. A number of other states where our engines are operated have adopted or are considering adopting additional regulations that could impose new air permitting or pollution control requirements for engines, some of which could entail material costs to comply. At this point, however, we cannot predict whether any such rules would require us to incur material costs.

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

Independent of Congress, the EPA is beginning to adopt regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These rules triggered reporting obligations for several sites we operated all or most of 2012.

In addition, the EPA in June 2010 published a final rule providing for the tailored applicability of air permitting requirements for greenhouse gas emissions. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. On July 1, 2011, the second step of the phase-in began requiring permitting for otherwise minor sources of air emissions that have the potential to emit at least 100,000 tons per year of greenhouse gases. On June 29, 2012, the EPA issued final regulations for “Phase III” of its program, retaining the permitting thresholds established in Phases I and II. These rules will affect some of our and our customers’ largest new or modified facilities going forward.

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

We currently own or lease, and in the past have owned or leased, a number of properties that have been used in support of our operations for a number of years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons, hazardous substances, or other regulated wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such materials have been taken for disposal by companies sub-contracted by us. In addition, many of these properties have been previously owned or operated by third parties whose treatment and disposal or release of hydrocarbons, hazardous substances or other regulated wastes was not under our control. These properties and the materials released or disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate historical property contamination, or to perform certain operations to prevent future contamination. At certain of such sites, we are currently working with the prior owners who have undertaken to monitor and clean up contamination that occurred prior to our acquisition of these sites. We are not currently under any order requiring that we undertake or pay for any cleanup activities. However, we cannot provide any assurance that we will not receive any such order in the future.

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

Employees

As of December 31, 2012, we had approximately 10,000 employees. We believe that our relations with our employees are satisfactory.

Available Information

Our website address is www.exterran.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (“SEC”). Information on our website is not incorporated by reference in this report or any of our other securities filings. Paper copies of our filings are also available, without charge, from Exterran Holdings, Inc., 16666 Northchase Drive, Houston, Texas 77060, Attention: Investor Relations. Alternatively, the public may read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549.

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

Item 1A.  Risk Factors

As described in Part I (“Disclosure Regarding Forward-Looking Statements”), this report contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occurs, our business, financial condition, results of operations and cash flows could be negatively impacted.

Natural gas prices in North America are at low levels, which could decrease demand for our natural gas compression and oil and natural gas production and processing equipment and services and, as a result, adversely affect our business.

Our results of operations depend upon the level of activity in the global energy market, including natural gas development, production, processing and transportation. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a sustained reduction in oil or natural gas prices or significant instability in energy markets. Even the perception of longer-term lower oil or natural gas prices by oil and natural gas exploration, development and production companies can result in their decision to cancel, reduce or postpone major expenditures or to reduce or shut in well production. In April 2012, natural gas prices in North America fell to their lowest levels in more than a decade at around $2.00 per MMBtu. As a result, certain companies reduced their natural gas drilling and production activities, particularly in more mature and predominately dry gas areas in North America where we provide a significant amount of contract operations services, which led to a decline in our contract operation business in these areas during 2012. Since then, natural gas prices have improved somewhat to approximately $3.40 per MMBtu as of December 2012, but still remain at historically low levels, which continues to result in a reduction of natural gas drilling and production activities in more mature and predominately dry gas areas. Additionally, in North America, compression services for our customers’ production from unconventional natural gas sources constitute an increasing percentage of our business. Some of these unconventional sources are less economic to produce in lower natural gas price environments. If the current price levels for natural gas continue, the level of production activity and the demand for our contract operations services and oil and natural gas production and processing equipment could decrease, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. A reduction in demand for our products and services could also force us to reduce our pricing substantially.

In addition, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. A decline in demand for oil and natural gas or prices for those commodities, or instability in the North America or global energy markets could cause a reduction in demand for our products and services and result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record impairments of long-lived assets. For example, during the year ended December 31, 2011, we recorded a goodwill impairment of $196.8 million; and during the years ended December 31, 2012, 2011 and 2010, we recorded long-lived asset impairments of $183.4 million, $6.1 million and $143.9 million, respectively. Included in the impairments recorded in recent years are idle units we retired from our fleet and expect to either sell these units or to re-utilize their key components. Selling these compressor units is expected to take several years and, if we are not able to sell these units for the amount we estimated in our impairment analysis, we could be required to record an additional impairment. The impairment of our intangible assets or other long-lived assets could have a material adverse effect on our results of operations.

We have a substantial amount of debt that could limit our ability to fund future growth and operations and increase our exposure to risk during adverse economic conditions.

At December 31, 2012, we had approximately $1.6 billion in outstanding debt obligations. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in the Disclosure Regarding Forward-Looking Statements section included in Part I of this report.

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

Our senior secured credit facility contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We are also subject to financial covenants, including a ratio of Adjusted EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt to Adjusted EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 4.0 to 1.0. As of December 31, 2012, we maintained a 5.3 to 1.0 Adjusted EBITDA to Total Interest Expense ratio, a 2.4 to 1.0 consolidated Total Debt to Adjusted EBITDA ratio and a 0.2 to 1.0 Senior Secured Debt to Adjusted EBITDA ratio. As of December 31, 2012, we were in compliance with all financial covenants under our debt agreements. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we were to experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements.

The Partnership’s senior secured credit agreement (the “Partnership Credit Agreement”) contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on its ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. It also contains various covenants requiring mandatory prepayments of the term loans from the net cash proceeds of certain future asset transfers. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Partnership Credit Agreement) and a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.75 to 1.0 (which will increase to 5.25 to 1.0 following the occurrence of certain events specified in the Partnership Credit Agreement). As of December 31, 2012, the Partnership maintained an 8.0 to 1.0 EBITDA to Total Interest Expense ratio and a 3.7 to 1.0 Total Debt to EBITDA ratio. As of December 31, 2012, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

As of December 31, 2012, the Partnership had undrawn capacity of $219.5 million under its revolving credit facility. The Partnership Credit Agreement limits its Total Debt (as defined in the Partnership Credit Agreement) to EBITDA ratio (as defined in the Partnership Credit Agreement) to not greater than 4.75 to 1.0 (which will increase to 5.25 to 1.0 following the occurrence of certain events specified in the Partnership Credit Agreement). As a result of this limitation, $199.4 million of the $219.5 million of undrawn capacity under the Partnership’s revolving credit facility was available for additional borrowings as of December 31, 2012.

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

Some of our projects have a relatively larger size and scope than the majority of our projects, which can translate into more technically challenging conditions or performance specifications for our products and services. Contracts with our customers generally specify delivery dates, performance criteria and penalties for our failure to perform. Any failure to execute such larger projects in a timely and cost effective manner could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We operate in many countries outside the U.S., and these activities accounted for a substantial amount of our revenue for the year ended December 31, 2012. We are exposed to risks inherent in doing business in each of the countries where we operate. Our operations are subject to various risks unique to each country that could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, as discussed in Note 2 to the Financial Statements, in 2009 the Venezuelan state-owned oil company, Petroleos de Venezuela S.A. (“PDVSA”), assumed control over substantially all of our assets and operations in Venezuela.

In April 2012, Argentina assumed control over its largest oil and gas producer, Yacimientos Petroliferos Fiscales (“YPF”). We had 541,000 horsepower of compression in Argentina as of December 31, 2012, and we generated $157.6 million of revenue in Argentina, including $63 million of revenue from YPF, during the year ended December 31, 2012. Recently we have been unable to exchange Argentine pesos for U.S. dollars and as a result are unable to repatriate earnings from Argentina, which subjects us to risk of currency devaluation on future earnings in Argentina. We are unable to predict what effect, if any, the nationalization of YPF will have on our business in Argentina, or whether Argentina will nationalize additional businesses in the oil and gas industry; however, the nationalization of YPF, the nationalization of additional businesses or the taking of other actions listed below by Argentina could have a material adverse effect on our business, financial condition, results of operations and cash flows.

With respect to any particular country in which we operate, the risks inherent in our activities may include the following:

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

As discussed in Notes 2 and 7 to the Financial Statements, in March 2012 and August 2012, we sold our previously-nationalized Venezuelan joint venture assets and Venezuelan subsidiary assets, respectively, to PDVSA Gas, S.A. (“PDVSA Gas”) for aggregate consideration of approximately $550 million. As of December 31, 2012, we have received approximately $245 million of the total ($50 million of which we used to repay insurance proceeds previously collected under the policy we maintained for the risk of expropriation) and are due to receive the remaining principal amount of approximately $305 million in installments through the third quarter of 2016. We intend to use these remaining proceeds, as they are received, for the repayment of indebtedness and for general corporate purposes. Any failure by PDVSA Gas to pay these installments when due would reduce the amount of funds available to us in the future for these purposes.

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

We operate in many international countries. We anticipate that there will be instances in which costs and revenues will not be exactly matched with respect to currency denomination. We generally do not hedge exchange rate exposures, which exposes us to the risk of exchange rate losses. Gains and losses from the remeasurement of assets and liabilities that are receivable or payable in currency other than our subsidiaries’ functional currency are included in our consolidated statements of operations. In addition, currency fluctuations cause the U.S. dollar value of our international results of operations and net assets to vary with exchange rate fluctuations. This could have a negative impact on our business, financial condition or results of operations. In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations. For example, other (income) expense, net, for the year ended December 31, 2012 includes a foreign currency loss of $8.2 million compared to a loss of $16.5 million for the year ended December 31, 2011.

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

To generate the funds necessary to meet our obligations and fund our business, we depend on the cash flows and distributions from our operating subsidiaries, including cash distributions from the Partnership to us attributable to our ownership interest in the Partnership. Applicable law and contractual restrictions (including restrictions in the Partnership’s debt instruments and partnership agreement) may negatively impact our ability to obtain such distributions from our subsidiaries, including the rights of the creditors of the Partnership that would often be superior to our interests in the Partnership. Furthermore, a decline in the Partnership’s revenues or increases in its expenses, principal and interest payments under existing and future debt instruments, working capital requirements or other cash needs would limit the amount of cash the Partnership has available to distribute to its equity holders, including us, which would reduce the amount of cash available for payment of our debt and to fund our business requirements, and as a result could have a material adverse effect on our business, financial condition and results of operations.

We may be vulnerable to interest rate increases due to our floating rate debt obligations.

As of December 31, 2012, after taking into consideration interest rate swaps, we had approximately $500.5 million of outstanding indebtedness that was effectively subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates would result in an annual increase in our interest expense of approximately $5.0 million.

Many of our North America contract operations services contracts have short initial terms and after the initial term are cancelable on short notice, and we cannot be sure that such contracts will be extended or renewed after the end of the initial contractual term. Any such nonrenewal, or renewal at reduced rates, or the loss of contracts with any significant customer, could adversely impact our result of operations.

The length of our contract operations services contracts with customers varies based on operating conditions and customer needs. In North America, our initial contract terms typically are not long enough to enable us to recoup the cost of the equipment we utilize to provide contract operations services and these contracts are typically cancelable on short notice after the initial term. We cannot be sure that a substantial number of these contracts will be extended or renewed by our customers or that any of our customers will continue to contract with us. The inability to negotiate extensions or renew a substantial portion of our North America contract operations services contracts, the renewal of such contracts at reduced rates, the inability to contract for additional services with our customers or the loss of all or a significant portion of our services contracts with any significant customer could lead to a reduction in revenues and net income and could require us to record additional asset impairments. This could have a material adverse effect upon our business, financial condition, results of operations and cash flows.

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

Our businesses are highly competitive and there are low barriers to entry, especially our natural gas compression services and fabrication business. We experience competition from companies that may be able to adapt more quickly to technological changes within our industry and changes in economic and market conditions, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. Our ability to renew or replace existing contract operations service contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors. In our production and processing equipment business, we have different competitors in the standard and custom-engineered equipment markets. Competitors in the standard equipment market include several large companies and a large number of small, regional fabricators. Competition in the standard equipment market is generally based upon price and availability. Our competition in the custom-engineered market usually consists of larger companies with the ability to provide integrated projects and product support after the sale. If our competitors substantially increase the resources they devote to the development and marketing of competitive products, equipment or services or substantially decrease the price at which they offer their products, equipment or services, we may not be able to compete effectively.

In addition, we could face significant competition from new entrants into the compression services and fabrication business. Some of our existing competitors or new entrants may expand or fabricate new compression units that would create additional competition for the products, equipment or services we provide to our customers.

We also may not be able to take advantage of certain opportunities or make certain investments because of our significant leverage and our other obligations. Any of these competitive pressures could have a material adverse effect on our business, financial condition and results of operations.

Our operations entail inherent risks that may result in substantial liability. We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Our operations entail inherent risks, including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of natural gas or well fluids, fires and explosions. These risks may expose us, as an equipment operator and fabricator, to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. The insurance we carry against many of these risks may not be adequate to cover our claims or losses. We currently have a minimal amount of insurance on our offshore assets. In addition, we are substantially self-insured for worker’s compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Further, insurance covering the risks we expect to face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we were not able to obtain liability insurance, our business, financial condition and results of operations could be negatively impacted.

Threats of cyber attacks or terrorism could affect our business.

We may be threatened by problems such as cyber attacks, computer viruses or terrorism that may disrupt our operations and harm our operating results. Our industry requires the continued operation of sophisticated information technology systems and network infrastructure. Despite our implementation of security measures, our technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism and other causes. If our information technology systems were to fail and we were unable to recover in a timely way, we might be unable to fulfill critical business functions, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, our assets may be targets of terrorist activities that could disrupt our ability to service our customers. We may be required by our regulators or by the future terrorist threat environment to make investments in security that we cannot currently predict. The implementation of security guidelines and measures and maintenance of insurance, to the extent available, addressing such activities could increase costs. These types of events could materially adversely affect our business and results of operations. In addition, these types of events could require significant management attention and resources, and could adversely affect our reputation among customers and the public.

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

The tax treatment of publicly traded partnerships or our investment in the Partnership’s common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including the Partnership, or our investment in the Partnership may be modified by administrative, legislative or judicial interpretation at any time. For example, judicial interpretations of the U.S. federal income tax laws may have a direct or indirect impact on the Partnership’s status as a partnership and, in some instances, a court’s conclusions may heighten the risk of a challenge regarding the Partnership’s status as a partnership. Moreover from time to time, members of Congress may propose and consider substantive changes to the existing U.S. federal income tax laws that could affect publicly traded partnerships. One such legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which the Partnership relies for its treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will be reconsidered or will ultimately be enacted. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the “qualifying income” exception for the Partnership to be treated as a partnership for U.S. federal income tax purposes. Any such changes or differing judicial interpretations of existing laws could negatively impact the value of our investment in the Partnership and the amount of distributions that we receive from the Partnership.

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

Federal,  state and local legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional delays to our exploration and production customers in drilling and completing natural gas wells, which could adversely affect demand for our contract operations services and production and processing equipment.

Hydraulic fracturing is an important and common practice that exploration and production operators use to stimulate production of hydrocarbons, particularly natural gas, from dense subsurface rock formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions but the EPA recently asserted federal regulatory authority under the federal Safe Drinking Water Act over hydraulic fracturing involving the use of diesel. In addition, a number of agencies including EPA, the U.S. Department of Energy, and the U.S. Department of the Interior, along with Congressional committees, have been pursuing studies and other inquiries into the potential environmental effects of hydraulic fracturing, the outcome of which could reach conclusions that could give rise to new legislation or regulations. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process. The U.S. Bureau of Land Management is expected to issue proposed regulations that, when finalized, would govern hydraulic fracturing on public lands. At the state level, some states have adopted and other states are considering adopting legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production or development activities, which could reduce demand for our contract operations services and oil and natural gas production and processing equipment, and as a result could have a material adverse effect on our business, financial condition, results of operations and cash flows.

New regulations, proposed regulations and proposed modifications to existing regulations under the CAA, if implemented, could result in increased compliance costs.

On August 20, 2010, the EPA published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule would have required us to undertake certain expenditures and activities, including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at certain sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. Following legal challenges to the 2010 rule, the EPA reconsidered the rule and published revisions to the rule on January 30, 2013. The revised rule will require management practices for all covered engines but will require catalyst installation only on larger equipment at sites that are not deemed to be “remote.” Since the rule has just recently been finalized, we are in the process of determining the amount of our larger equipment at non-remote sites, and, as a result, we cannot currently accurately predict the cost to comply with the rule’s requirements. Compliance with the final rule is required by October 2013.

On May 21, 2012, the EPA issued new ozone nonattainment designations for all areas except Chicago, in relation to the 2008 NAAQS for ozone. Among other things, these new designations add Wise County to the DFW nonattainment area. This new designation will require Texas to modify its SIP to include a plan for Wise County to come into compliance with the ozone NAAQS. This modification process typically takes about three to five years. If Texas implements the same control requirements in Wise County that are already in place in the other counties in the DFW nonattainment area, we could be required to modify or remove and replace a significant amount of equipment we currently utilize in Wise County. However, at this point we cannot predict what Texas’ new SIP will require or what equipment will still be operating in Wise County when it comes into effect and, as a result, we cannot currently accurately predict the impact or cost to comply.

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

In addition, in January 2011, the TCEQ finalized revisions to certain air permit programs that significantly increase air emissions-related requirements for new and certain existing oil and gas production and gathering sites in the Barnett Shale production area. The final rule established new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, and the lower emissions standards will become applicable between 2015 and 2030 depending on the type of engine and the permitting requirements. A number of other states where our engines are operated have adopted or are considering adopting additional regulations that could impose new air permitting or pollution control requirements for engines, some of which could entail material costs to comply. At this point, however, we cannot predict whether any such rules would require us to incur material costs.

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

Independent of Congress, the EPA is beginning to adopt regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These rules triggered reporting obligations for several sites we operated all or most of 2012.

In addition, the EPA in June 2010 published a final rule providing for the tailored applicability of air permitting requirements for greenhouse gas emissions. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. On July 1, 2011, the second step of the phase-in began requiring permitting for otherwise minor sources of air emissions that have the potential to emit at least 100,000 tons per year of greenhouse gases. On June 29, 2012, the EPA issued final regulations for “Phase III” of its program, retaining the permitting thresholds established in Phases I and II. These rules will affect some of our and our customers’ largest new or modified facilities going forward.

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

As part of our business strategy, we intend to contribute or sell the remainder of our U.S. contract operations business to the Partnership, over time, but we are under no obligation to do so. Likewise, the Partnership is under no obligation to purchase any additional portions of that business. The consummation of any future sales of additional portions of that business and the timing of such sales will depend upon, among other things:

•                  our ability to continue to convert our existing U.S. compression agreements to a form of service agreement;

•                  our agreement with the Partnership regarding the terms of such sales, which will require the approval of the conflicts committee of the board of directors of the Partnership’s general partner, which is comprised exclusively of independent directors;

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table describes the material facilities we owned or leased as of December 31, 2012:

Location	Status	Square Feet	Uses
Houston, Texas	Leased	243,746	Corporate office
Oklahoma City, Oklahoma	Owned	41,250	North America contract operations and aftermarket services
Yukon, Oklahoma	Owned	72,000	North America contract operations and aftermarket services
Belle Chase, Louisiana	Owned	35,000	North America contract operations and aftermarket services
Casper, Wyoming	Owned	28,390	North America contract operations and aftermarket services
Davis, Oklahoma	Owned	393,870	North America contract operations and aftermarket services
Edmonton, Alberta, Canada	Leased	53,557	North America contract operations and aftermarket services
Farmington, New Mexico	Owned	42,097	North America contract operations and aftermarket services
Houma, Louisiana	Owned	60,000	North America contract operations and aftermarket services
Kilgore, Texas	Owned	32,995	North America contract operations and aftermarket services
Midland, Texas	Owned	53,300	North America contract operations and aftermarket services
Midland, Texas	Owned	22,180	North America contract operations and aftermarket services
Pampa, Texas	Leased	24,000	North America contract operations and aftermarket services
Victoria, Texas	Owned	59,852	North America contract operations and aftermarket services
Camacari, Brazil	Owned	86,111	International contract operations and aftermarket services
Neuquen, Argentina	Leased	48,760	International contract operations and aftermarket services
Reynosa, Mexico	Owned	24,347	International contract operations and aftermarket services
Comodoro Rivadavia, Argentina	Owned	26,000	International contract operations and aftermarket services
Neuquen, Argentina	Owned	38,798	International contract operations and aftermarket services
Santa Cruz, Bolivia	Leased	22,017	International contract operations and aftermarket services
Bangkok, Thailand	Leased	36,611	Aftermarket services
Port Harcourt, Nigeria	Leased	32,808	Aftermarket services
Broussard, Louisiana	Owned	74,402	Fabrication, North America contract operations and aftermarket services
Houston, Texas	Owned	343,750	Fabrication
Houston, Texas	Owned	244,000	Fabrication
Schulenburg, Texas	Owned	22,675	Fabrication
Broken Arrow, Oklahoma	Owned	141,549	Fabrication
Columbus, Texas	Owned	219,552	Fabrication
Aldridge, United Kingdom	Owned	44,700	Fabrication
Jebel Ali Free Zone, UAE	Leased	112,378	Fabrication
Hamriyah Free Zone, UAE	Leased	212,742	Fabrication
Mantova, Italy	Owned	654,397	Fabrication
Singapore, Singapore	Leased	111,693	Fabrication

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

	Price
	High	Low
Year ended December 31, 2011
First Quarter	$25.43	$21.09
Second Quarter	$24.31	$19.37
Third Quarter	$20.21	$8.07
Fourth Quarter	$12.61	$8.26
Year ended December 31, 2012
First Quarter	$15.23	$8.79
Second Quarter	$14.31	$10.58
Third Quarter	$20.47	$12.57
Fourth Quarter	$22.23	$19.09

On February 19, 2013, the closing price of our common stock was $24.85 per share. As of February 12, 2013, there were approximately 1,434 holders of record of our common stock.

The performance graph below shows the cumulative total stockholder return on our common stock, compared with the S&P 500 Composite Stock Price Index (the “S&P 500 Index”) and the Oilfield Service Index (the “OSX”) over the five-year period beginning on December 31, 2007. The results are based on an investment of $100 in each of our common stock, the S&P 500 Index and the OSX. The graph assumes the reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

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

We have never declared or paid any cash dividends to our stockholders and do not anticipate paying such dividends in the foreseeable future. The board of directors anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to pay down debt or develop and expand our business, except for a portion of the cash flow generated from operations of the Partnership which is expected to be used to pay distributions on its units. Any future determinations to pay cash dividends to our stockholders will be at the discretion of the board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by the board of directors.

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management”) of this report.

Item 6.  Selected Financial Data

In the table below we have presented certain selected financial data for Exterran for each of the five years in the period ended December 31, 2012, which has been derived from our audited consolidated financial statements. As discussed in Note 2 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations and aftermarket services businesses and Canadian contract operations and aftermarket services businesses. Those results are reflected in discontinued operations for all periods presented. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in this report (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Revenues	$2,803,602	$2,629,879	$2,417,183	$2,663,678	$2,953,802
Gross margin(1)	834,223	728,427	797,088	900,505	1,003,571
Selling, general and administrative	376,359	352,780	351,998	333,979	347,194
Merger and integration expenses	—	—	—	—	11,384
Depreciation and amortization	350,847	356,972	392,153	344,168	323,125
Long-lived asset impairment(2)	183,445	6,068	143,874	96,988	24,109
Restructuring charges(3)	6,636	11,594	—	13,864	—
Goodwill impairment(4)	—	196,807	—	150,778	1,148,371
Interest expense	134,376	149,473	136,149	122,845	129,784
Equity in (income) loss of non-consolidated affiliates(5)	(51,483)	471	609	91,154	(23,974)
Other (income) expense, net(6)	430	(5,620)	(11,413)	(51,909)	719
Provision for (benefit from) income taxes	(62,375)	(10,605)	(62,302)	50,390	35,214
Loss from continuing operations	(104,012)	(329,513)	(153,980)	(251,752)	(992,355)
Income (loss) from discontinued operations, net of tax(7)	66,843	(10,105)	40,739	(293,711)	57,279
Net income (loss) attributable to noncontrolling interest	2,317	990	(11,416)	3,944	12,273
Net loss attributable to Exterran stockholders	(39,486)	(340,608)	(101,825)	(549,407)	(947,349)
Loss per share from continuing operations:
Basic	$(1.68)	$(5.28)	$(2.30)	$(4.16)	$(15.56)
Diluted	$(1.68)	$(5.28)	$(2.30)	$(4.16)	$(15.56)
Weighted average common and equivalent shares outstanding:
Basic	63,436	62,624	61,995	61,406	64,580
Diluted	63,436	62,624	61,995	61,406	64,580
Other Financial Data:
EBITDA, as adjusted(8)	$464,840	$395,441	$445,385	$589,414	$689,386
Capital expenditures:
Contract Operations Equipment:
Growth	$261,548	$132,986	$126,650	$244,964	$253,211
Maintenance	100,208	90,477	69,257	80,148	128,181
Other	66,975	48,722	35,700	36,345	75,416
Cash flows provided by (used in):
Operating activities	$389,925	$120,443	$366,313	$479,870	$496,356
Investing activities	(205,451)	(239,184)	(102,965)	(301,000)	(582,901)
Financing activities	(171,290)	99,290	(298,667)	(224,004)	86,398
Balance Sheet Data:
Cash and cash equivalents	$34,601	$21,903	$44,361	$81,552	$119,361
Working capital(9)	463,429	454,046	402,401	582,128	777,909
Property, plant and equipment, net	2,842,031	2,934,664	3,014,598	3,326,067	3,367,291
Total assets	4,254,847	4,360,662	4,741,536	5,292,948	6,092,627
Long-term debt	1,564,923	1,773,039	1,897,147	2,260,936	2,512,429
Total Exterran stockholder’s equity	1,478,613	1,437,236	1,609,448	1,639,997	2,043,786

(1)                  Gross margin, a non-GAAP financial measure, is defined, reconciled to net income (loss) and discussed further in Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

(2)                  For the year ended December 31, 2012: During 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize key components of approximately 930 idle compressor units, representing approximately 318,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $97.1 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our review of our fleet in 2012, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for most of the remaining units and increased the weighted average disposal period for the units from the assumptions used in prior periods. This resulted in an additional impairment of $34.8 million to reduce the book value of each unit to its estimated fair value.

In the fourth quarter of 2012, we committed to a plan to abandon our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. In conjunction with the planned abandonment, we recorded an impairment of long-lived assets of $46.8 million, including property, plant and equipment impairment of $17.7 million and intangible assets impairment of $29.1 million. The fair value of our contract water treatment assets was based on projected cash flows of active assets currently under contract, which expire in 2013, and expected net sales proceeds of idle assets that have been culled from our fleet. We expect the abandonment of our contract water treatment business to be completed by December 31, 2013.

During 2012, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $4.7 million on these assets.

For the year ended December 31, 2011: During 2011, we reviewed the idle compression assets used in our contract operations segments for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. The net book value of these assets exceeded the fair value by $5.7 million for the year ended December 31, 2011 and was recorded as a long-lived asset impairment. In addition, in the fourth quarter of 2011, we recorded a $0.4 million impairment of other long-lived assets.

For the year ended December 31, 2010: During 2010, we completed an evaluation of our longer-term strategies and determined to retire and sell approximately 1,800 idle compressor units, or approximately 600,000 horsepower, that we previously used to provide services in our North America and international contract operations businesses. As a result, we performed an impairment review and recorded a $133.0 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units that were recently for sale by third parties. During 2010, we also reviewed the idle compression assets used in our contract operations segments for units that were not of the type, configuration, make or model that are cost effective to maintain and operate and determined to retire 323 units representing 61,400 horsepower from the fleet in 2010. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the assets. The net book value of these assets exceeded the fair value by $7.6 million and this amount was recorded as a long-lived asset impairment. In addition, in the fourth quarter of 2010, 105 fleet units that we previously utilized in our international contract operations segment were damaged in a flood, resulting in a long-lived asset impairment of $3.3 million.

For the year ended December 31, 2009: As a result of a decline in market conditions and operating horsepower in North America during 2009, we reviewed the idle compression assets used in our contract operations segments for units that were not of the type, configuration, make or model that were cost effective to maintain and operate and determined that 1,232 units representing 264,900 horsepower would be retired from the fleet. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the fleet assets we would no longer utilize in our operations. The net book value of these assets exceeded the fair value by $91.0 million and this amount was recorded as a long-lived asset impairment. In addition, during the year ended December 31, 2009, we recorded $6.0 million of facility impairments.

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

(3)                  For the years ended December 31, 2012 and 2011: In November 2011, we announced a workforce cost reduction program across all of our business segments as a first step in a broader overall profit improvement initiative. These actions were the result of a review of our cost structure aimed at identifying ways to reduce our on-going operating costs and to adjust the size of our workforce to be consistent with current and expected activity levels.

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

(4)                  For the year ended December 31, 2011: As a result of the level of decline in our stock price and corresponding market capitalization in the third quarter of 2011, we performed a goodwill impairment test of our aftermarket services and fabrication reporting units’ goodwill as of September 30, 2011. We determined the fair value of these reporting units using the expected present value of future cash flows. This decline in our market capitalization led us to increase the estimate of the market’s implied weighted average cost of capital and reduce the present value of the forecasted cash flows. The test indicated that our aftermarket services and fabrication reporting units’ goodwill was impaired and therefore we recorded a full impairment of our remaining goodwill during 2011 of $196.8 million.

For the year ended December 31, 2009: As discussed in Note 2 to the Financial Statements, in June 2009 PDVSA assumed control over substantially all of our assets and operations in Venezuela. As a result, we recorded asset impairments totaling $329.7 million, primarily related to receivables, inventory, fixed assets and goodwill, during the year ended December 31, 2009, which is reflected in Income (loss) from discontinued operations. In addition, we determined that this event could indicate an impairment of our international contract operations and aftermarket services reporting units’ goodwill and therefore performed a goodwill impairment test for these reporting units in the second quarter of 2009. Our international contract operations reporting unit failed the goodwill impairment test, and we recorded an impairment of goodwill in our international contract operations reporting unit of $150.8 million in the second quarter of 2009. The $32.6 million of goodwill related to our Venezuela contract operations and aftermarket services businesses was also written off in the second quarter of 2009 as part of our income (loss) from discontinued operations. The decrease in value of our international contract operations reporting unit was primarily caused by the loss of our operations in Venezuela.

For the year ended December 31, 2008: In 2008, there were severe disruptions in the credit and capital markets and reductions in global economic activity that had significant adverse impacts on stock markets and oil-and-gas-related commodity prices, both of which we believe contributed to a significant decline in our company’s stock price and corresponding market capitalization. We determined that the deepening recession and financial market crisis, along with the continuing decline in the market value of our common stock, resulted in a $1,148.4 million impairment of all of the goodwill in our North America contract operations reporting unit.

(5)                  For the year ended December 31, 2012: As discussed in Note 7 to the Financial Statements, in March 2012, our Venezuelan joint ventures completed the sale of their assets to PDVSA Gas. We received an initial payment of $37.6 million in March 2012, and received installment payments totaling $14.1 million in the year ended December 31, 2012. The remaining principal amount due to us of approximately $57 million is payable in quarterly cash installments through the first quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures, assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

(6)                  During the year ended December 31, 2009, we recorded a pre-tax gain of approximately $20.8 million on the sale of our investment in the subsidiary that owned the barge mounted processing plant and certain other related assets used on the Cawthorne Channel Project and a foreign currency gain of $15.2 million. Our foreign currency gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates.

(7)                  For the year ended December 31, 2012: As discussed in Note 2 to the Financial Statements, in August 2012, our Venezuelan subsidiary completed the sale of its previously nationalized assets to PDVSA Gas, for a purchase price of approximately $441.7 million. We received an initial payment of $176.7 million in cash at closing, of which we remitted $50.0 million to the insurance company from which we had collected $50.0 million in January 2010 under the terms of an insurance policy we maintained for the risk of expropriation. In December 2012 we received an installment payment of $16.8 million. The remaining principal amount due to us of approximately $248 million is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other. We therefore recorded a reduction in previously unrecognized tax benefits, resulting in a $15.5 million benefit reflected in Income (loss) from discontinued operations, net of tax, in our consolidated statements of operations during the year ended December 31, 2012.

In June 2012, we committed to a plan to sell our contract operations and aftermarket services businesses in Canada as part of our continued emphasis on simplification and focus on our core businesses. We expect this sale to be completed within the next twelve months. Our Canadian contract operations and aftermarket services businesses are reflected as discontinued operations in our consolidated financial statements. These operations were previously included in our North American contract operations and aftermarket services business segments. In conjunction with the planned disposition, we recorded impairments of long-lived assets, including intangible and other assets, and inventory, that totaled $80.2 million during the year ended December 31, 2012. The impairment charges are reflected in Income (loss) from discontinued operations, net of tax.

For the year ended December 31, 2009: As discussed in Note 2 to the Financial Statements, in June 2009, PDVSA assumed control over substantially all of our assets and operations in Venezuela. As a result, we recorded asset impairments totaling $329.7 million, primarily related to receivables, inventory, fixed assets and goodwill, during the year ended December 31, 2009, which is reflected in Income (loss) from discontinued operations.

(8)                  EBITDA, as adjusted, a non-GAAP financial measure, is defined, reconciled to net income (loss) and discussed further in Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

(9)                  Working capital is defined as current assets minus current liabilities.

NON-GAAP FINANCIAL MEASURES

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our SG&A activities, the impact of our financing methods and income taxes. Depreciation and amortization expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

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

The following table reconciles our net loss to gross margin (in thousands):

	Years Ended December 31,
	2012	2011	2010	2009	2008
Net loss	$(37,169)	$(339,618)	$(113,241)	$(545,463)	$(935,076)
Selling, general and administrative	376,359	352,780	351,998	333,979	347,194
Merger and integration expenses	—	—	—	—	11,384
Depreciation and amortization	350,847	356,972	392,153	344,168	323,125
Long-lived asset impairment	183,445	6,068	143,874	96,988	24,109
Restructuring charges	6,636	11,594	—	13,864	—
Goodwill impairment	—	196,807	—	150,778	1,148,371
Interest expense	134,376	149,473	136,149	122,845	129,784
Equity in (income) loss of non-consolidated affiliates	(51,483)	471	609	91,154	(23,974)
Other (income) expense, net	430	(5,620)	(11,413)	(51,909)	719
Provision for (benefit from) income taxes	(62,375)	(10,605)	(62,302)	50,390	35,214
(Income) loss from discontinued operations, net of tax	(66,843)	10,105	(40,739)	293,711	(57,279)
Gross margin	$834,223	$728,427	$797,088	$900,505	$1,003,571

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

The following table reconciles our net loss to EBITDA, as adjusted (in thousands):

	Years Ended December 31,
	2012	2011	2010	2009	2008
Net loss	$(37,169)	$(339,618)	$(113,241)	$(545,463)	$(935,076)
(Income) loss from discontinued operations, net of tax	(66,843)	10,105	(40,739)	293,711	(57,279)
Merger and integration expenses	—	—	—	—	11,384
Depreciation and amortization	350,847	356,972	392,153	344,168	323,125
Long-lived asset impairment	183,445	6,068	143,874	96,988	24,109
Restructuring charges	6,636	11,594	—	13,864	—
Goodwill impairment	—	196,807	—	150,778	1,148,371
Investment in non-consolidated affiliates impairment	224	471	609	96,593	—
Proceeds from sale of joint venture assets	(51,707)	—	—	—	—
Interest expense	134,376	149,473	136,149	122,845	129,784
(Gain) loss on currency exchange rate remeasurement of intercompany balances	7,406	14,174	(6,255)	(13,654)	9,754
Gain on sale of our investment in the subsidiary that owns the barge mounted processing plant and other related assets used on the Cawthorne Channel Project	—	—	(4,863)	(20,806)	—
Provision for (benefit from) income taxes	(62,375)	(10,605)	(62,302)	50,390	35,214
EBITDA, as adjusted	$464,840	$395,441	$445,385	$589,414	$689,386

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See Part I (“Disclosure Regarding Forward-Looking Statements”) and Part I, Item 1A (“Risk Factors”) in this report.

Overview

We are a global market leader in the full-service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, fabrication and aftermarket services. In our contract operations business line, we own a fleet of natural gas compression equipment and crude oil and natural gas production and processing equipment that we utilize to provide operations services to our customers. In our fabrication business line, we fabricate equipment for sale to our customers and for use in our contract operations services. In addition, our fabrication business line provides engineering, procurement and fabrication services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants. We offer customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as Integrated Projects. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, processing, treating and other equipment.

Industry Conditions and Trends

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of, oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our contract operations business is typically less impacted by commodity prices than certain other energy service products and services, changes in oil and natural gas exploration and production spending normally results in changes in demand for our products and services.

Natural Gas Consumption and Production.  Natural gas consumption in the U.S. for the twelve months ended November 30, 2012 increased by approximately 4% over the twelve months ended November 30, 2011, is expected to increase by 1.2% in 2013, and by an average of 0.5% per year thereafter until 2035 according to the EIA. The EIA projects that natural gas consumption worldwide will increase by 1.6% per year until 2035.

Natural gas marketed production in the U.S. for the twelve months ended November 30, 2012 increased by approximately 6% over the twelve months ended November 30, 2011. The EIA forecasts that total U.S. marketed production will grow by 1% in 2013. In 2011, the U.S. accounted for an estimated annual production of approximately 24 trillion cubic feet of natural gas, or 20% of the worldwide total of approximately 123 trillion cubic feet. The EIA estimates that the U.S.’s natural gas production level will be approximately 26 trillion cubic feet in 2035, or 16% of the projected worldwide total of approximately 169 trillion cubic feet.

Our Performance Trends and Outlook

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression and oil and natural gas production and processing, and our customers’ decisions among using our products and services, using our competitors’ products and services or owning and operating the equipment themselves.

During 2011 and 2012, we saw robust drilling activity in North America in shale plays and areas focused on the production of oil and natural gas liquids. This activity led to higher demand and bookings for our fabricated compression, fabricated production and processing equipment and contract operations businesses in these markets. This new development activity has increased the overall amount of compression horsepower in the industry and in our business in North America; however, these increases continue to be partially offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. In early 2012, natural gas prices in North America fell to their lowest levels in more than a decade. Since then, natural gas prices in North America have improved, but still remain at low levels which could limit natural gas production growth in North America, particularly in dry gas areas. We believe that the low natural gas price environment, as well as the recent capital investment in new equipment by our competitors and other third parties, could decrease demand for our natural gas compression and oil and natural gas production and processing equipment and services in North America. However, given current backlog levels for our fabricated products and the level of activity we are generating in North America, we believe our fabrication revenues in 2013 will be similar to those achieved in 2012.

In international markets, we believe demand for our contract operations and fabricated projects will continue and we expect to have opportunities to grow our international business through our contract operations, aftermarket services and fabrication business segments over the long term. In 2011, we saw decreases in our international backlog in our fabrication business segment due to the longer lead times for international energy project development. However, our international backlog has improved since December 31, 2011, increasing by approximately 48% through December 31, 2012.

Our level of capital spending depends on our forecast for the demand for our products and services and the equipment we require to provide services to our customers. We anticipate investing more capital in our contract operations fleet in 2013 than we did in 2012 and recent periods prior to 2012.

Based on current market conditions, we expect that net cash provided by operating activities and availability under our credit facilities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through December 31, 2013; however, to the extent it is not, we may seek additional debt or equity financing. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

We intend to continue to contribute over time additional U.S. contract operations customer contracts and equipment to the Partnership in exchange for cash, the Partnership’s assumption of our debt and/or our receipt of additional interests in the Partnership. Such transactions depend on, among other things, market and economic conditions, our ability to agree with the Partnership regarding the terms of any purchase and the availability to the Partnership of debt and equity capital on reasonable terms.

Certain Key Challenges and Uncertainties

Market conditions in the natural gas industry, competition in the natural gas compression industry and the risks inherent in international markets continue to represent key challenges and uncertainties. In addition to these challenges, we believe the following represent some of the key challenges and uncertainties we will face in the near future:

North America Market and Natural Gas Pricing.  During 2011 and 2012, we saw robust drilling activity and an increase in order activity and bookings in our fabrication and contract operations business segments in the North America market in certain shale plays and areas focused on the production of oil and natural gas liquids. The new development activity has increased the overall amount of compression horsepower in the industry and our business in North America; however, these increases were significantly offset by horsepower declines in more mature and predominantly conventional and dry gas markets. The supply of U.S. natural gas continued to increase in 2012 and outstripped demand, which contributed to a low natural gas price environment. This trend of lower natural gas prices could further decrease natural gas production, particularly in more mature and predominantly dry gas areas, where we provide a significant amount of contract operations services, and as a result the demand for our natural gas compression services and oil and natural gas production and processing equipment could be adversely affected. The recent investment of capital in new equipment by our competitors and other third parties could also create uncertainty in our business outlook. Many of our North America contract operations agreements with customers have short initial terms and are typically cancelable on short notice after the initial term, and we cannot be certain that these contracts will be extended or renewed after the end of the initial contractual term. Any such nonrenewal, or renewal at a reduced rate, could adversely impact our results of operations.

Execution on Larger Contract Operations and Fabrication Projects.  Some of our projects have a relatively larger size and scope than the majority of our projects, which can translate into more technically challenging conditions or performance specifications for our products and services. Contracts with our customers generally specify delivery dates, performance criteria and penalties for our failure to perform. Any failure to execute such larger projects in a timely and cost effective manner could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Personnel, Hiring, Training and Retention.  Both in North America and internationally, we believe our ability to grow will be challenged by our ability to hire, train and retain qualified personnel. Although we have been able to satisfy our personnel needs thus far, retaining employees in our industry continues to be a challenge. Our ability to continue our growth will depend in part on our success in hiring, training and retaining these employees.

Activity in the Global Energy Markets.  Our results of operations depend upon the level of activity in the global energy markets, including natural gas development, production, processing and transportation. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil or natural gas prices or significant instability in energy markets. In international projects, some business activity is related to infrastructure development or regulatory requirements such as regulations to prevent the flaring of natural gas. The timing and financial impact of these projects is difficult to predict as they typically have longer lead times and larger scope, which can lead to variations in our results of operations internationally on a year over year basis.

Summary of Results

As discussed in Note 2 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations and aftermarket services businesses and Canadian contract operations and aftermarket services businesses. Those results are reflected in discontinued operations for all periods presented.

Net loss attributable to Exterran stockholders and EBITDA, as adjusted.  We recorded a consolidated net loss attributable to Exterran stockholders of $39.5 million, $340.6 million and $101.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. We recorded EBITDA, as adjusted, of $464.8 million, $395.4 million and $445.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Net loss attributable to Exterran stockholders for the year ended December 31, 2012 was negatively impacted by long-lived asset impairments of $183.4 million and other impairments of long-lived assets, including intangible and other assets, and inventory, that totaled $80.2 million on Canadian discontinued operations. These impairments were partially offset by $143.5 million of net proceeds from the sale of previously nationalized Venezuela assets to PDVSA Gas and equity in income from non-consolidated affiliates of $51.5 million received from the sale of our Venezuelan joint ventures’ assets during the year ended December 31, 2012. Net loss attributable to Exterran stockholders for the year ended December 31, 2011 was negatively impacted by goodwill impairments of $196.8 million. Net loss attributable to Exterran stockholders for the year ended December 31, 2010 was negatively impacted by long-lived asset impairments of $143.9 million. Net loss attributable to Exterran stockholders and EBITDA, as adjusted, for the year ended December 31, 2012 benefitted from higher gross margins from operations compared to the years ended December 31, 2011 and 2010. For a reconciliation of EBITDA, as adjusted, to net loss, its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

Results by Business Segment.  The following table summarizes revenue, gross margin and gross margin percentages for each of our business segments (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenue:
North America Contracts Operations	$605,367	$588,034	$592,055
International Contract Operations	463,957	445,059	465,144
Aftermarket Services	385,861	371,327	293,757
Fabrication	1,348,417	1,225,459	1,066,227
	$2,803,602	$2,629,879	$2,417,183
Gross Margin(1):
North America Contracts Operations	$316,123	$284,984	$300,431
International Contract Operations	279,349	260,654	289,787
Aftermarket Services	82,271	59,567	45,365
Fabrication	156,480	123,222	161,505
	$834,223	$728,427	$797,088
Gross Margin percentage(2):
North America Contracts Operations	52%	48%	51%
International Contract Operations	60%	59%	62%
Aftermarket Services	21%	16%	15%
Fabrication	12%	10%	15%

(1)                  Defined as revenue less cost of sales, excluding depreciation and amortization expense. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP in Selected Financial Data — Non-GAAP Financial Measures.

(2)                  Defined as gross margin divided by revenue.

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, average operating horsepower, horsepower utilization percentages and fabrication backlog (horsepower in thousands and dollars in millions):

	Years Ended December 31,
	2012	2011	2010
Total Available Horsepower (at period end):
North America	3,376	3,545	3,607
International	1,265	1,260	1,200
Total	4,641	4,805	4,807
Total Operating Horsepower (at period end):
North America	2,900	2,830	2,779
International	1,007	960	981
Total	3,907	3,790	3,760
Average Operating Horsepower:
North America	2,839	2,784	2,778
International	991	978	1,024
Total	3,830	3,762	3,802
Horsepower Utilization (at period end):
North America	86%	80%	77%
International	80%	76%	82%
Total	84%	79%	78%

	Years Ended December 31,
	2012	2011	2010
Compressor and Accessory Fabrication Backlog	$256.3	$249.7	$220.2
Production and Processing Equipment Fabrication Backlog	563.8	416.0	483.3
Installation Backlog(1)	245.6	69.6	26.1
Fabrication Backlog(1)	$1,065.7	$735.3	$729.6

(1)               In the second quarter of 2012, we began including installation backlog in our total fabrication backlog, and have updated all prior periods to also include installation backlog.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Summary of Business Segment Results

North America Contract Operations

(dollars in thousands)

	Years Ended December 31,		Increase
	2012	2011	(Decrease)
Revenue	$605,367	$588,034	3%
Cost of sales (excluding depreciation and amortization expense)	289,244	303,050	(5)%
Gross margin	$316,123	$284,984	11%
Gross margin percentage	52%	48%	4%

The increase in revenue in the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily attributable to a 2% increase in average operating horsepower, an increase in rates, a $4.0 million increase in revenue from a gas processing plant that began operations during the fourth quarter of 2011 and a $3.9 million increase in freight revenue, partially offset by a $7.9 million decrease in revenue from our contract water treatment business. The increases in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage for the year ended December 31, 2012 compared to the year ended December 31, 2011 were primarily caused by the revenue increase explained above, better management of field operating expenses from the implementation of profitability improvement initiatives, a $7.1 million benefit from ad valorem taxes due to a change in tax law and a $4.4 million decrease in costs to deploy idle fleet assets on customer contracts, partially offset by an increase in lube oil prices. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP in Selected Financial Data — Non-GAAP Financial Measures.

International Contract Operations

(dollars in thousands)

	Years Ended December 31,		Increase
	2012	2011	(Decrease)
Revenue	$463,957	$445,059	4%
Cost of sales (excluding depreciation and amortization expense)	184,608	184,405	0%
Gross margin	$279,349	$260,654	7%
Gross margin percentage	60%	59%	1%

The increases in revenue and gross margin in the year ended December 31, 2012 compared to the year ended December 31, 2011 were primarily due to a $15.9 million increase in revenue in Mexico primarily due to new contracts commencing in 2012, a $10.9 million increase in revenue in Argentina as a result of inflation rate adjustments, a $5.1 million increase in revenue due to the recognition of revenue with little incremental cost from the early termination of a project in Nigeria recorded in 2012 and a $9.1 million increase in revenue from a new contract in the Eastern Hemisphere. These increases were partially offset by a $20.5 million decrease in revenue in Brazil primarily as a result of lower 2012 revenue from four contracts that were terminated in 2011 and settled in 2012 and contract renewals at lower rates in 2012. Gross margin percentage in the year ended December 31, 2012 increased due to the recognition of $17.1 million of revenue with little incremental cost from the settlement in 2012 of the early termination of projects in Brazil and Nigeria and inflation rate adjustments in Argentina. These increases were partially offset by the impact of contract renewals at lower rates in 2012 in Brazil.

Aftermarket Services

(dollars in thousands)

	Years Ended December 31,		Increase
	2012	2011	(Decrease)
Revenue	$385,861	$371,327	4%
Cost of sales (excluding depreciation and amortization expense)	303,590	311,760	(3)%
Gross margin	$82,271	$59,567	38%
Gross margin percentage	21%	16%	5%

The increase in revenue in the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to an increase in revenue in North America of $31.7 million. This was partially offset by a decrease in revenue in the Eastern Hemisphere and Latin America of $9.3 million and $7.9 million, respectively. Gross margin and gross margin percentage were favorably impacted by improved market conditions and the implementation of profitability improvement initiatives that began in the second half of 2011.

Fabrication

(dollars in thousands)

	Years Ended December 31,		Increase
	2012	2011	(Decrease)
Revenue	$1,348,417	$1,225,459	10%
Cost of sales (excluding depreciation and amortization expense)	1,191,937	1,102,237	8%
Gross margin	$156,480	$123,222	27%
Gross margin percentage	12%	10%	2%

The increase in revenue for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to $315.8 million of higher revenue in North America caused by improved market conditions, partially offset by a $207.4 million reduction of revenue in the Eastern Hemisphere. The increases in gross margin and gross margin percentage were primarily caused by customer price increases in North America as a result of improved market conditions and a reduction in operating expenses from the implementation of profitability improvement initiatives and lower margins in 2011 on two projects in the Eastern Hemisphere. This was partially offset by the continuation of weaker market conditions and increased competition that impacted the results of our Belleli Energy subsidiary, which provides engineering, procurement and fabrication services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants, and a $15.0 million recovery on a loss contract recorded in the first quarter of 2011. The decreases in gross margin and gross margin percentage at our Belleli Energy subsidiary were primarily the result of lower activity levels and an increase in under-absorption caused by such reduced activity.

Costs and Expenses

(dollars in thousands)

	Years Ended December 31,		Increase
	2012	2011	(Decrease)
Selling, general and administrative	$376,359	$352,780	7%
Depreciation and amortization	350,847	356,972	(2)%
Long-lived asset impairment	183,445	6,068	2,923%
Restructuring charges	6,636	11,594	(43)%
Goodwill impairment	—	196,807	(100)%
Interest expense	134,376	149,473	(10)%
Equity in (income) loss of non-consolidated affiliates	(51,483)	471	(11,031)%
Other (income) expense, net	$430	$(5,620)	(108)%

The increase in SG&A expense during the year ended December 31, 2012 was primarily due to a $15.3 million increase in state and local taxes primarily related to sales tax audits in North America and a $10.5 million increase in compensation and benefit costs. These increases were partially offset by a decrease in other SG&A expenses primarily driven by cost reduction efforts. SG&A as a percentage of revenue was 13% for the years ended December 31, 2012 and 2011.

Depreciation and amortization decreased primarily due to reduced depreciation and amortization on contract operations projects in Brazil as a result of contracts that terminated in 2011 and the impact of the $128.5 million impairment recorded in the second quarter of 2012, which decreased depreciation and amortization expense by $5.9 million in the year ended December 31, 2012. These reductions were partially offset by increased depreciation and amortization on contract operations projects in Mexico that commenced in 2012.

During 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize key components of approximately 930 idle compressor units, representing approximately 318,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $97.1 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. The average age of the impaired idle units was 24 years.

In connection with our review of our fleet in 2012, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for most of the remaining units and increased the weighted average disposal period for the units from the assumptions used in prior periods. This resulted in an additional impairment of $34.8 million to reduce the book value of each unit to its estimated fair value.

In the fourth quarter of 2012, we committed to a plan to abandon our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. In conjunction with the planned abandonment, we recorded an impairment of long-lived assets of $46.8 million, including property, plant and equipment impairment of $17.7 million and intangible assets impairment of $29.1 million. The fair value of our contract water treatment assets was based on projected cash flows of active assets currently under contract, which expire in 2013, and expected net sales proceeds of idle assets that have been culled from our fleet. We expect the abandonment of our contract water treatment business to be completed by December 31, 2013.

During 2012, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $4.7 million on these assets.

During 2011, we reviewed the idle compression assets used in our contract operations segments for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. Our estimate of the impaired long-lived assets’ fair value was based on the expected net sale proceeds compared to other fleet units we had recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we planned to use. The net book value of these assets exceeded the fair value by $5.7 million for the year ended December 31, 2011 and was recorded as a long-lived asset impairment. In addition, in the fourth quarter of 2011, we recorded a $0.4 million impairment of other long-lived assets.

In November 2011, we announced a workforce cost reduction program across all of our business segments as a first step in a broader overall profit improvement initiative. These actions were the result of a review of our cost structure aimed at identifying ways to reduce our on-going operating costs and to adjust the size of our workforce to be consistent with current and expected activity levels. A significant portion of the workforce cost reduction program was completed in 2011, with the remainder completed in 2012. During the years ended December 31, 2012 and 2011, we incurred $6.6 and $11.6 million, respectively, of restructuring charges primarily related to termination benefits and consulting services. See Note 14 to the Financial Statements for further discussion of these charges.

As a result of the level of decline in our stock price and corresponding market capitalization in the third quarter of 2011, we performed a goodwill impairment test of our aftermarket services and fabrication reporting units’ goodwill as of September 30, 2011. This decline in our market capitalization led us to increase the estimate of the market’s implied weighted average cost of capital and reduce the present value of the forecasted cash flows. The test indicated that our aftermarket services and fabrication reporting units’ goodwill was impaired and therefore we recorded a full impairment of our remaining goodwill during 2011 of $196.8 million. See Note 8 to the Financial Statements for further discussion of the goodwill impairments.

The decrease in interest expense for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to a decrease of $9.6 million in the amortization of payments to terminate interest rate swaps and a decrease as a result of the expiration of certain interest rate swaps in the third quarter of 2012. This was partially offset by refinancing a portion of our outstanding debt at a higher interest rate. The payments to terminate interest rate swap agreements are being amortized into interest expense over the original terms of the swaps.

The change in equity in (income) loss of non-consolidated affiliates during the year ended December 31, 2012 relates to net payments of $51.7 million received during the year ended December 31, 2012 from the sale of our Venezuelan joint ventures’ assets. The remaining principal amount due to us of approximately $57 million is payable in quarterly net cash installments through the first quarter of 2016. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations in the periods such payments are received.

The change in other (income) expense, net, in the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to a $13.4 million decrease related to non-income tax based tax receivables in Brazil that we determined were realizable. The change in other (income) expense, net, was also due to a foreign currency loss of $8.2 million and $16.5 million for the years ended December 31, 2012 and 2011, respectively. The reduction in our foreign currency loss for 2012 was impacted by a $7.7 million decrease in translation loss related to remeasurement of our Brazil subsidiary’s U.S. dollar denominated intercompany debt. Our foreign currency gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates.

Income Taxes

(dollars in thousands)

	Years Ended December 31,		Increase
	2012	2011	(Decrease)
Benefit from income taxes	$(62,375)	$(10,605)	488%
Effective tax rate	37.5%	3.1%	34.4%

For 2012 the increase in our effective tax rate was primarily due to $51.5 million equity in income of non-consolidated affiliates, which is not subject to income tax, and the $183.4 million long-lived asset impairment charge, which is predominantly tax effected at the U.S. statutory rate. For 2011, our effective tax rate was decreased due to the goodwill impairment charge of $196.8 million, of which only $42.6 million was deductible for income tax purposes, and $48.6 million of valuation allowance recorded against the deferred tax asset for Brazil net operating loss carryforwards.

Discontinued Operations

(dollars in thousands)

	Years Ended December 31,		Increase
	2012	2011	(Decrease)
Income (loss) from discontinued operations, net of tax	$66,843	$(10,105)	761%

Income (loss) from discontinued operations, net of tax, for the years ended December 31, 2012 and 2011 related to our operations in Venezuela that were expropriated in June 2009, including the costs associated with our arbitration proceeding, and results from and impairment of our Canadian contract operations and aftermarket services businesses. As discussed in Note 2 to the Financial Statements, in June 2009, PDVSA assumed control over substantially all of our assets and operations in Venezuela.

In August 2012, our Venezuelan subsidiary completed the sale of its previously nationalized assets to PDVSA Gas for a purchase price of approximately $441.7 million. We received an initial payment of $176.7 million in cash at closing, of which we remitted $50.0 million to the insurance company from which we collected $50.0 million in January 2010 under the terms of an insurance policy we maintained for the risk of expropriation. In December 2012 we received an installment payment of $16.8 million. The remaining principal amount due to us of approximately $248 million is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other. We therefore recorded a reduction in previously unrecognized tax benefits, resulting in a $15.5 million benefit reflected in Income (loss) from discontinued operations, net of tax, in our consolidated statements of operations during the year ended December 31, 2012.

In June 2012, we committed to a plan to sell our contract operations and aftermarket services businesses in Canada. The planned disposition meets the criteria established for recognition as discontinued operations and therefore our Canadian contract operations and aftermarket services businesses are reflected as discontinued operations in our Financial Statements. In conjunction with the planned disposition, we recorded impairments of long-lived assets, including intangible and other assets, and inventory, that totaled $80.2 million during the year ended December 31, 2012.

Noncontrolling Interest

As of December 31, 2012, noncontrolling interest is comprised of the portion of the Partnership’s earnings that is applicable to the limited partner interest in the Partnership owned by the public. As of December 31, 2012, public unitholders held a 69% ownership interest in the Partnership.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Summary of Business Segment Results

North America Contract Operations

(dollars in thousands)

	Years Ended December 31,		Increase
	2011	2010	(Decrease)
Revenue	$588,034	$592,055	(1)%
Cost of sales (excluding depreciation and amortization expense)	303,050	291,624	4%
Gross margin	$284,984	$300,431	(5)%
Gross margin percentage	48%	51%	(3)%

The decrease in revenue was primarily attributable to a $5.9 million reduction of revenue in our contract water treatment business in the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease in revenue was partially offset by an increase in revenue from two gas processing plants that began operations during 2011 and a 2% increase in average operating horsepower. The decreases in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage in the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to an increase in lube oil expense, costs to deploy idle fleet assets on customer contracts and fuel expense.

International Contract Operations

(dollars in thousands)

	Years Ended December 31,		Increase
	2011	2010	(Decrease)
Revenue	$445,059	$465,144	(4)%
Cost of sales (excluding depreciation and amortization expense)	184,405	175,357	5%
Gross margin	$260,654	$289,787	(10)%
Gross margin percentage	59%	62%	(3)%

The decreases in revenue, gross margin and gross margin percentage in the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to the recognition of $19.2 million of revenue with little incremental cost from the early termination of a project in Brazil recorded in the year ended December 31, 2010. Gross margin and gross margin percentage in the year ended December 31, 2011 were also impacted by higher operating costs in Argentina and Brazil caused primarily by inflation.

Aftermarket Services

(dollars in thousands)

	Years Ended December 31,		Increase
	2011	2010	(Decrease)
Revenue	$371,327	$293,757	26%
Cost of sales (excluding depreciation and amortization expense)	311,760	248,392	26%
Gross margin	$59,567	$45,365	31%
Gross margin percentage	16%	15%	1%

The increase in revenue in the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to increases in Eastern Hemisphere and North America revenue of $36.9 million and $35.9 million, respectively. Revenue and gross margin in the Eastern Hemisphere for the year ended December 31, 2011 included $3.9 million from the renegotiation of the rates, retroactive to April 2010, on an operations and maintenance contract in Gabon.

Fabrication

(dollars in thousands)

	Years Ended December 31,		Increase
	2011	2010	(Decrease)
Revenue	$1,225,459	$1,066,227	15%
Cost of sales (excluding depreciation and amortization expense)	1,102,237	904,722	22%
Gross margin	$123,222	$161,505	(24)%
Gross margin percentage	10%	15%	(5)%

The increase in revenue for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to $331.8 million of higher revenue in North America caused by improved market conditions. This increase was partially offset by a $189.6 million reduction of revenue in the Eastern Hemisphere. The decreases in gross margin and gross margin percentage was primarily due to reduced margins from our Belleli subsidiary which provides engineering, procurement and fabrication services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants, lower margins in 2011 on two projects in the Eastern Hemisphere and increased revenue from compression projects in North America, which typically have lower margins than the margins on our international fabrication projects.

Costs and Expenses

(dollars in thousands)

	Years Ended December 31,		Increase
	2011	2010	(Decrease)
Selling, general and administrative	$352,780	$351,998	0%
Depreciation and amortization	356,972	392,153	(9)%
Long-lived asset impairment	6,068	143,874	(96)%
Restructuring charges	11,594	—	n/a
Goodwill impairment	196,807	—	n/a
Interest expense	149,473	136,149	10%
Equity in (income) loss of non-consolidated affiliates	471	609	(23)%
Other (income) expense, net	$(5,620)	$(11,413)	(51)%

The increase in SG&A expense during the year ended December 31, 2011 was primarily due to a $13.4 million increase in compensation and benefit costs, partially offset by a $13.0 million reduction in state and local taxes (primarily in Brazil and North America). SG&A expense as a percentage of revenue was 13% and 15% for the years ended December 31, 2011 and 2010, respectively.

Depreciation and amortization decreased by $35.2 million, primarily due to the impact of the $133.0 million long-lived asset impairment recorded in the fourth quarter of 2010, which decreased depreciation and amortization expense by approximately $18.4 million in the year ended December 31, 2011, and $15.7 million of reduced depreciation and amortization on international contract operations projects including a project in Brazil that was terminated early in the second quarter of 2010.

During 2011, we reviewed the idle compression assets used in our contract operations segments for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. The net book value of these assets exceeded the fair value by $5.7 million for the year ended December 31, 2011 and was recorded as a long-lived asset impairment. In addition, in the fourth quarter of 2011, we recorded a $0.4 million impairment of other long-lived assets.

During 2010, we completed an evaluation of our longer-term strategies and determined to retire and sell approximately 1,800 idle compressor units, or approximately 600,000 horsepower, that we previously used to provide services in our North America and international contract operations businesses. As a result, we performed an impairment review and recorded a $133.0 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units that were recently for sale by third parties. Selling these compressor units is expected to take several years and, if we are not able to sell these units for the amount we estimated in our impairment analysis, we could be required to record additional impairments in future periods.

As a result of a decline in market conditions in North America during 2010, we reviewed the idle compression assets used in our contract operations segments for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. We performed a cash flow analysis of the expected proceeds from the salvage value of 323 units, representing approximately 61,400 horsepower for the year ended December 31, 2010. The net book value of these assets exceeded the fair value by $7.6 million for the year ended December 31, 2010 and this difference was recorded as a long-lived asset impairment. In addition, in the fourth quarter of 2010, 105 fleet units that we previously utilized in our international contract operations segment were damaged in a flood, resulting in a long-lived asset impairment of $3.3 million. See Note 13 to the Financial Statements for further discussion of the long-lived asset impairments.

In November 2011, we announced a workforce cost reduction program across all of our business segments as a first step in a broader overall profit improvement initiative. These actions were the result of a review of our cost structure aimed at identifying ways to reduce our on-going operating costs and to adjust the size of our workforce to be consistent with current and expected activity levels. A significant portion of the workforce cost reduction program was completed in 2011. During the year ended December 31, 2011, we incurred $11.6 million of restructuring charges that were related to termination benefits and consulting services. See Note 14 to the Financial Statements for further discussion of these charges.

As a result of the level of decline in our stock price and corresponding market capitalization in the third quarter of 2011, we performed a goodwill impairment test of our aftermarket services and fabrication reporting units’ goodwill as of September 30, 2011. This decline in our market capitalization led us to increase the estimate of the market’s implied weighted average cost of capital and reduce the present value of the forecasted cash flows. The test indicated that our aftermarket services and fabrication reporting units’ goodwill was impaired and therefore we recorded a full impairment of our remaining goodwill during 2011 of $196.8 million. See Note 8 to the Financial Statements for further discussion of the goodwill impairments.

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

The change in other (income) expense, net, was primarily due to a foreign currency loss of $16.5 million for the year ended December 31, 2011 compared to a gain of $4.9 million for the year ended December 31, 2010. Our foreign currency gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates. For the year ended December 31, 2011, foreign currency loss included $12.6 million in translation losses compared to $4.6 million in translation gains in the year ended December 31, 2010, related to the re-measurement of our Brazil subsidiary’s U.S. dollar denominated inter-company debt. Other (income) expense, net, was $14.5 million higher for the year ended December 31, 2011 compared to the prior year from non-income tax based tax receivables in Brazil that we determined were realizable. The change in other (income) expense, net, was also impacted by $0.7 million and $5.1 million of importation penalties in Brazil for the years ended December 31, 2011 and 2010, respectively.

Income Taxes

(dollars in thousands)

	Years Ended December 31,		Increase
	2011	2010	(Decrease)
Benefit from income taxes	$(10,605)	$(62,302)	(83)%
Effective tax rate	3.1%	28.8%	(25.7)%

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

Discontinued Operations

(dollars in thousands)

	Years Ended December 31,		Increase
	2011	2010	(Decrease)
Income (loss) from discontinued operations, net of tax	$(10,105)	$40,739	(125)%

Income (loss) from discontinued operations, net of tax for the years ended December 31, 2011 and 2010 related to our operations in Venezuela that were expropriated in June 2009, including the costs associated with our arbitration proceeding. As discussed in Note 2 to the Financial Statements, in June 2009, PDVSA assumed control over substantially all of our assets and operations in Venezuela. Income (loss) from discontinued operations, net of tax, for the year ended December 31, 2010 includes a benefit of $41.0 million of payments received from PDVSA and its affiliates as consideration for the fixed assets of two projects. In January 2010, the Venezuelan government announced a devaluation of the Venezuelan bolivar. This devaluation resulted in a translation gain of approximately $12.2 million on the remeasurement of our net liability position in Venezuela and is reflected in Income (loss) from discontinued operations, net of tax, for the year ended December 31, 2010. The functional currency of our Venezuela subsidiary is the U.S. dollar, and we had more liabilities than assets denominated in bolivars in Venezuela at the time of the devaluation. The exchange rate used to remeasure our net liabilities changed from 2.15 bolivars per U.S. dollar at December 31, 2009 to 4.3 bolivars per U.S. dollar in January 2010.

In June 2012, we committed to a plan to sell our contract operations and aftermarket services businesses in Canada as part of our continued emphasis on simplification and focus on our core businesses. We expect this sale to be completed within the next twelve months. Our Canadian contract operations and aftermarket services businesses are reflected as discontinued operations in our consolidated financial statements. These operations were previously included in our North American contract operations and aftermarket services business segments.

Noncontrolling Interest

As of December 31, 2011, noncontrolling interest is comprised of the portion of the Partnership’s earnings that is applicable to the limited partner interest in the Partnership owned by the public. As of December 31, 2011, public unitholders held a 65% ownership interest in the Partnership.

Liquidity and Capital Resources

Our unrestricted cash balance was $34.6 million at December 31, 2012 and $21.9 million at December 31, 2011. Working capital increased to $463.4 million at December 31, 2012 from $454.0 million at December 31, 2011. The increase in working capital was primarily due to an increase in current deferred income tax assets and inventory, partially offset by an increase in billings on uncompleted contracts in excess of costs and estimated earnings and accounts payable. The increase in current deferred taxes was primarily due to an increase in the 2013 expected realization of net operating losses in the U.S. The increase in inventory was due to increased activity in our North American fabrication business in 2012. The increase in billings on uncompleted contracts in excess of costs and estimated earnings was primarily driven by the timing of billings on projects in North America and Eastern Hemisphere at December 31, 2012 as compared to December 31, 2011. The increase in accounts payable was due to an increase in payables related to fabrication projects primarily in North America, partially offset by a decrease in payables at our Belleli Energy subsidiary as a result of reduced activity.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Years Ended December 31,
	2012	2011
Net cash provided by (used in) continuing operations:
Operating activities	387,871	111,717
Investing activities	(341,410)	(231,794)
Financing activities	(171,290)	99,290
Effect of exchange rate changes on cash and cash equivalents	(486)	(3,007)
Discontinued operations	138,013	1,336
Net change in cash and cash equivalents	$12,698	$(22,458)

Operating Activities.  The increase in cash provided by operating activities was primarily due to improved results from operations including the increase in gross margin and cash provided by working capital during the year ended December 31, 2012 compared to the year ended December 31, 2011. Changes in working capital items were primarily driven by increases in deferred revenue and costs and estimated earnings versus billings on uncompleted contracts during the year ended December 31, 2012 compared to decreases in these items during the year ended December 31, 2011. These changes were partially offset by an increase in inventory during the year ended December 31, 2012 compared to a decrease in inventory during the year ended December 31, 2011.

Investing Activities.  The increase in cash used in investing activities was primarily attributable to an increase in capital expenditures from $272.2 million during the year ended December 31, 2011 to $428.7 million during the year ended December 31, 2012, partially offset by $51.7 million of net proceeds received in 2012 from the sale of our Venezuelan joint ventures’ assets.

Financing Activities.  The increase in cash used in financing activities during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily attributable to a decrease in net proceeds from the sale of Partnership units from $289.9 million during the year ended December 31, 2011 to $114.5 million during the year ended December 31, 2012 and an increase of $86.2 million in net repayments of long term debt during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Discontinued Operations.  The increase in cash provided by discontinued operations during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily attributable to $143.5 million of net proceeds received in 2012 from the sale of our Venezuelan subsidiary’s assets.

Capital Expenditures.  We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our targeted return on capital. We currently plan to spend approximately $425 million to $450 million in net capital expenditures during 2013, including (1) contract operations equipment additions and (2) approximately $105 million to $115 million on equipment maintenance capital related to our contract operations business. Net capital expenditures are net of fleet sales.

Long-Term Debt.  As of December 31, 2012, we had approximately $1.6 billion in outstanding debt obligations, consisting of $70.0 million outstanding under our revolving credit facility, $143.8 million outstanding under our 4.75% convertible notes, $320.7 million outstanding under our 4.25% Notes, $350.0 million outstanding under our 7.25% senior notes, $530.5 million outstanding under the Partnership’s revolving credit facility and $150.0 million outstanding under the Partnership’s term loan facility.

In January 2013, we redeemed for cash all $143.8 million principal amount outstanding of our of 4.75% Convertible Senior Notes (the “4.75% Notes”) at a redemption price of 100% of the principal amount thereof plus accrued but unpaid interest to, but excluding, the redemption date. The redemption of the 4.75% Notes was financed from our revolving credit facility. At December 31, 2012, we had $0.9 million of unamortized deferred financing costs that will be expensed in the first quarter of 2013.

In July 2011, we entered into a five-year, $1.1 billion senior secured revolving credit facility (the “2011 Credit Facility”), which matures in July 2016 and replaced our former senior secured credit facility. In March 2012, we decreased the borrowing capacity under this facility by $200.0 million to $900.0 million. As of December 31, 2012, we had $70.0 million in outstanding borrowings and $183.9 million in outstanding letters of credit under the 2011 Credit Facility. At December 31, 2012, taking into account guarantees through letters of credit, and the March 2012 decrease in borrowing capacity, we had undrawn and available capacity of $646.1 million under this facility.

Borrowings under the 2011 Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.50% to 2.50% and (ii) in the case of base rate loans, from 0.50% to 1.50%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2012, all amounts outstanding under the 2011 Credit Facility were LIBOR loans and the applicable margin was 1.75%. The weighted average annual interest rate at December 31, 2012 on the outstanding balance under the 2011 Credit Facility was 2.0%.

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

The credit agreement contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We are also subject to financial covenants, including a ratio of Adjusted EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 4.0 to 1.0. As of December 31, 2012, we maintained a 5.3 to 1.0 Adjusted EBITDA to Total Interest Expense ratio, a 2.4 to 1.0 consolidated Total Debt to Adjusted EBITDA ratio and a 0.2 to 1.0 Senior Secured Debt to Adjusted EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements, including a default by the Partnership under its credit facility, would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements.

In November 2010, we issued $350.0 million aggregate principal amount of 7.25% senior notes (the “7.25% Notes”). The 7.25% Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries that guarantee indebtedness under the Credit Agreement and certain of our future subsidiaries. The Partnership and its subsidiaries have not guaranteed the 7.25% Notes. The 7.25% Notes and the guarantees are our and the guarantors’ general unsecured senior obligations, respectively, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 7.25% Notes and guarantees are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of our non-guarantor subsidiaries.

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

In June 2009, we issued $355.0 million aggregate principal amount of 4.25% convertible senior notes (the “4.25% Notes”). The 4.25% Notes are convertible upon the occurrence of certain conditions into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. We may not redeem the 4.25% Notes prior to their maturity date.

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

In November 2010, the Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership, as borrower, entered into an amendment and restatement of their senior secured credit agreement (the “Partnership Credit Agreement”) to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility was increased by $150.0 million to $550.0 million in March 2011 and by $200.0 million to $750.0 million in March 2012. As of December 31, 2012, the Partnership had undrawn capacity of $219.5 million under its revolving credit facility. The Partnership Credit Agreement limits its Total Debt (as defined in the Partnership Credit Agreement) to EBITDA ratio (as defined in the Partnership Credit Agreement) to not greater than 4.75 to 1.0 (which will increase to 5.25 to 1.0 following the occurrence of certain events specified in the Partnership Credit Agreement). As a result of this limitation, $199.4 million of the $219.5 million of undrawn capacity under the Partnership’s revolving credit facility was available for additional borrowings as of December 31, 2012.

The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 2.25% to 3.25% and (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2012, all amounts outstanding under this facility were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance of this facility at December 31, 2012, excluding the effect of interest rate swaps, was 2.8%.

The Partnership’s term loan facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for term loans varies (i) in the case of LIBOR loans, from 2.5% to 3.5% and (ii) in the case of base rate loans, from 1.5% to 2.5%. At December 31, 2012, all amounts outstanding under the term loan facility were LIBOR loans and the applicable margin was 2.75%. The average annual interest rate on the outstanding balance of the term loan at December 31, 2012 was 3.0%.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Agreement).

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on its ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. It also contains various covenants requiring mandatory prepayments of the term loans from the net cash proceeds of certain future asset transfers. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Partnership Credit Agreement) and a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.75 to 1.0 (which will increase to 5.25 to 1.0 following the occurrence of certain events specified in the Partnership Credit Agreement). As of December 31, 2012, the Partnership maintained an 8.0 to 1.0 EBITDA to Total Interest Expense ratio and a 3.7 to 1.0 Total Debt to EBITDA ratio. A violation of the Partnership’s Total Debt to EBITDA covenant would be an event of default under the Partnership Credit Agreement, which would trigger cross-default provisions under certain of our debt agreements. As of December 31, 2012, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

We have entered into interest rate swap agreements related to a portion of our variable rate debt. In the fourth quarter of 2010, we paid $43.0 million to terminate interest rate swap agreements with a total notional value of $585.0 million and a weighted average effective fixed rate of 4.6%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive income (loss) is being amortized into interest expense over the original terms of the swaps. Of the total amount included in accumulated other comprehensive income (loss), $10.7 million was amortized into interest expense during the year ended December 31, 2012 and we expect $1.6 million to be amortized into interest expense in 2013. See Part II,

Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of this report for further discussion of our interest rate swap agreements.

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

Historically, we have financed capital expenditures with a combination of net cash provided by operating and financing activities. Our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an adverse impact on our ability to maintain our operations and to grow. If any of our lenders become unable to perform their obligations under our credit facilities, our borrowing capacity under these facilities could be reduced. Inability to borrow additional amounts under those facilities could limit our ability to fund our future growth and operations. Based on current market conditions, we expect that net cash provided by operating activities and borrowings under our credit facilities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through December 31, 2013; however, to the extent it is not, we may seek additional debt or equity financing.

Dividends.  We have not paid any cash dividends on our common stock since our formation, and we do not anticipate paying such dividends in the foreseeable future. Our board of directors anticipates that all cash flows generated from operations in the foreseeable future will be retained and used to repay our debt or develop and expand our business, except for a portion of the cash flow generated from operations of the Partnership which is expected to be used to pay distributions on its units. Any future determinations to pay cash dividends on our common stock will be at the discretion of our board of directors and will depend on our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

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

On January 29, 2013, Exterran GP LLC’s board of directors approved a cash distribution by the Partnership of $0.5125 per limited partner unit, or approximately $23.3 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from October 1, 2012 through December 31, 2012. The record date for this distribution was February 8, 2013.

Contractual obligations.  The following summarizes our cash contractual obligations as of December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2013	2014-2015	2016-2017	Thereafter
Long-term Debt(1):
Revolving credit facility due July 2016	$70,000	$—	$—	$70,000	$—
Partnership’s revolving credit facility due November 2015	530,500	—	530,500	—	—
Partnership’s term loan facility due November 2015	150,000	—	150,000	—	—
4.25% convertible senior notes due June 2014(2)	355,000	—	355,000	—	—
4.75% convertible senior notes due January 2014	143,750	—	143,750	—	—
7.25% senior notes due December 2018	350,000	—	—	—	350,000
Total long-term debt	1,599,250	—	1,179,250	70,000	350,000
Interest on long-term debt(3)	260,476	74,935	109,441	52,811	23,289
Purchase commitments	457,156	457,156	—	—	—
Facilities and other operating leases	65,705	12,930	16,968	12,885	22,922
Total contractual obligations	$2,382,587	$545,021	$1,305,659	$135,696	$396,211

(1)                  For more information on our long-term debt, see Note 10 to the Financial Statements.

(2)                  These amounts include the full face value of the 4.25% Notes and are not reduced by the unamortized discount of $34.3 million as of December 31, 2012.

(3)                  Interest amounts calculated using interest rates in effect as of December 31, 2012, including the effect of interest rate swaps.

At December 31, 2012, $9.6 million of unrecognized tax benefits (including discontinued operations) have been recorded as liabilities in accordance with the accounting standard for income taxes related to uncertain tax positions and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $2.4 million (including discontinued operations).

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

Allowances and Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2012, 2011 and 2010, we recorded bad debt expense of $8.8 million, $1.5 million and $4.7 million, respectively. A five percent change in the allowance for doubtful accounts would have had an impact on income (loss) before income taxes of approximately $0.8 million for the year ended December 31, 2012.

Inventory is a significant component of current assets and is stated at the lower of cost or market. This requires us to record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions and production requirements. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. During 2012, 2011, and 2010, we recorded additional inventory reserves of $1.0 million, $5.0 million and $2.3 million, respectively. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. A five percent change in this inventory reserve balance would have had an impact on income (loss) before income taxes of approximately $0.6 million for the year ended December 31, 2012.

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

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on the Company’s financial position, results of operations or cash flows. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations.

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

Factors that must be considered in estimating the work to be completed and ultimate profit include labor productivity and availability, the nature and complexity of work to be performed, the impact of change orders, availability of raw materials and the impact of delayed performance. If the aggregate combined cost estimates for all of our fabrication businesses had been higher or lower by 1% in 2012, our results of operations before tax would have decreased or increased by approximately $11.9 million. As of December 31, 2012, we had recognized approximately $195.7 million in estimated earnings on uncompleted contracts.

Contingencies and Litigation

We are substantially self-insured for worker’s compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. In addition, we currently have a minimal amount of insurance on our offshore assets. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the timeliness of reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known. As of December 31, 2012 and 2011, we had recorded approximately $8.4 million and $6.3 million, respectively, in claim reserves.

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

The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority in accordance with the accounting standard for income taxes. We regularly assess and, if required, establish accruals for tax contingencies pursuant to the applicable accounting standards that could result from assessments of additional tax by taxing jurisdictions in countries where we operate. The tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2012 and 2011, we had recorded approximately $36.7 million and $50.7 million (including penalties and interest and discontinued operations), respectively, of accruals for tax contingencies. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

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

We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign currency loss in our consolidated statements of operations of $8.2 million and $16.5 million for the years ended December 31, 2012 and 2011, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

As of December 31, 2012, after taking into consideration interest rate swaps, we had approximately $500.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates would result in an annual increase in our interest expense of approximately $5.0 million.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of December 31, 2012 our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a-15(c) and 15d-15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of internal control over financial reporting as of December 31, 2012 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found within this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Exterran Holdings, Inc.

Houston, Texas

We have audited the internal control over financial reporting of Exterran Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 26, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2013

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2012, with respect to the Exterran compensation plans under which our common stock is authorized for issuance, aggregated as follows:

	(a)		(c)
	Number of		Number of Securities
	Securities	(b)	Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(#)	($)	(#)
Equity compensation plans approved by security holders(1)	1,722,645	25.71	4,301,195
Equity compensation plans not approved by security holders(2)	328,676	10.21	599,034
Total	2,051,321		4,900,229

(1)                  Comprised of the Exterran Holdings, Inc. 2007 Stock Incentive Plan and the Exterran Holdings, Inc. Employee Stock Purchase Plan. In addition to the outstanding options, as of December 31, 2012 there were 269,796 restricted stock units, payable in common stock upon vesting, outstanding under the 2007 Stock Incentive Plan.

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

The following equity grants are outstanding under Legacy Plans that were approved by security holders:

	Number of Shares
	Reserved
	for Issuance
	Upon the Exercise of	Weighted-
	Outstanding Stock	Average	Shares Available
	Options	Exercise Price	for Future Grants
Plan Category	(#)	($)	(#)
Hanover Compressor Company 2003 Stock Incentive Plan	56,026	36.15	None
Universal Compression Holdings, Inc. Incentive Stock Option Plan	476,686	42.25	None

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
2.1

Contribution, Conveyance and Assumption Agreement, dated May 23, 2011, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 24, 2011

2.2

Contribution, Conveyance and Assumption Agreement, dated February 22, 2012, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

2.3

Asset Transfer Contract, dated August 7, 2012, between Exterran Venezuela, C.A. and PDVSA Gas, S.A., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 13, 2012

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

Exhibit No.	Description
10.2

Guaranty Agreement, dated as of July 8, 2011, made by EES Leasing LLC, EXH GP LP LLC, EXH MLP LP LLC and Exterran Energy Solutions, L.P. in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 14, 2011

10.3

Collateral Agreement, dated as of July 8, 2011, made by Exterran Holdings, Inc., EES Leasing LLC, EXH GP LP LLC, EXH MLP LP LLC and Exterran Energy Solutions, L.P. in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 14, 2011

10.4

Pledge Agreement, dated as of July 8, 2011, made by Exterran Holdings, Inc., EES GP, L.P., Enterra Compression Investment Company, EXH GP LP LLC, EXH MLP LP LLC, Exterran Energy Corp., Exterran Energy Solutions, L.P., Exterran General Holdings LLC, Exterran HL LLC, Exterran Holdings HL LLC, Hanover Asia, Inc., Universal Compression International, Inc. and Universal Compression Services LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 14, 2011

10.5

Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and J.P. Morgan Chase Bank, National Association, London Branch, as dealer, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009

10.6

Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Bank of America, N.A., as dealer, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009

10.7

Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Wachovia Bank, National Association, as dealer, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009

10.8

Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Credit Suisse International, as dealer, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009

10.9

Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and J.P. Morgan Chase Bank, National Association, London Branch, as dealer, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009

10.10

Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Bank of America, N.A., as dealer, incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009

10.11

Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Wachovia Bank, National Association, as dealer, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009

10.12

Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Credit Suisse International, as dealer, incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009

10.13

Amended and Restated Senior Secured Credit Agreement, dated as of November 3, 2010, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Barclays Bank plc and The Royal Bank of Scotland plc, as Co-Documentation Agents, and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.14

Amended and Restated Guaranty Agreement, dated as of November 3, 2010, made by Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.15

Amended and Restated Collateral Agreement, dated as of November 3, 2010, made by EXLP Operating LLC, Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.16

Third Amended and Restated Omnibus Agreement, dated June 10, 2011, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.17

First Amendment to Third Amended and Restated Omnibus Agreement, dated March 8, 2012, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P. (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

Exhibit No.	Description
10.18

Office Lease Agreement by and between RFP Lincoln Greenspoint, LLC and Exterran Energy Solutions, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 30, 2007

10.19†	Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2009
10.20†

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

10.22†

Amendment No. 3 to the Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2010

10.23†

Amendment No. 4 to the Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed March 29, 2011

10.24†	Exterran Holdings, Inc. 2011 Employment Inducement Long-Term Equity Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed November 4, 2011
10.25†	Exterran Holdings, Inc. Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.26†

First Amendment to Exterran Holdings, Inc. Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

10.27†	Exterran Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.28†	Amendment No. 1 to the Exterran Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Annex D to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed March 29, 2011
10.29†	Amendment No. 2 to the Exterran Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Annex C to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed March 29, 2011
10.30†	Exterran Holdings, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10.31†	Exterran Employees’ Supplemental Savings Plan, incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10.32†

First Amendment to Universal Compression, Inc. 401(k) Retirement and Savings Plan, incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on August 3, 2007

10.33†

Form of Exterran Holdings, Inc. Award Notice for Time-Vested Incentive Stock Option, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

10.34†

Form of Exterran Holdings, Inc. Award Notice for Time-Vested Non-Qualified Stock Option, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

10.35†

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

10.39†

Form of Exterran Holdings, Inc. Award Notice for Time-Vested Non-Qualified Stock Option, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010

10.40†

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

10.46†

Form of Exterran Holdings, Inc. Award Notice for Time-Vested Non-Qualified Stock Option, incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

Exhibit No.	Description
10.47†	Form of Exterran Holdings, Inc. Award Notice for Performance Shares, incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010
10.48†

Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock, incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

10.49†

Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock (Directors) , incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

10.50†

Form of Exterran Holdings, Inc. Award Notice for Time-Vested Stock-Settled Restricted Stock Units, incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

10.51†

Form of Exterran Holdings, Inc. Award Notice for Time-Vested Cash-Settled Restricted Stock Units, incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

10.52†

Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock under the 2011 Employment Inducement Long-Term Equity Plan, incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

10.53†

Form of Exterran Holdings, Inc. Award Notice for Time-Vested Non-qualified Stock Option under the 2011 Employment Inducement Long-Term Equity Plan, incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

10.54†

Form of Exterran Holdings, Inc. Award Notice and Agreement for Performance Units, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.55†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.56†	Form of Exterran Holdings, Inc. Change of Control Agreement, incorporated by reference to Exhibit 10.19 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.57†

Form of First Amendment to Exterran Holdings, Inc. Change of Control Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

10.58†	Form of Second Amendment to Exterran Holdings, Inc. Change of Control Agreement
10.59†	Change of Control Agreement, effective December 12, 2011, between Exterran Holdings, Inc. and D. Bradley Childers
10.60†	Change of Control Agreement, effective December 12, 2011, between Exterran Holdings, Inc. and William M. Austin
10.61†	Form of First Amendment to Exterran Holdings, Inc. Change of Control Agreement (Messrs. Childers and Austin)
10.62†

Separation Agreement between Exterran Holdings, Inc. and Ernie L. Danner, dated August 3, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 4, 2011

10.63†	Form of Exterran Holdings, Inc. Severance Benefit Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2011
10.64†	Severance Benefit Agreement, effective December 12, 2011, between Exterran Holdings, Inc. and William M. Austin
10.65†	Offer Letter, dated December 6, 2011, to D. Bradley Childers
10.66†	Offer Letter, dated December 6, 2011, to William M. Austin
10.67†

Letter agreement, dated January 28, 2012, between Exterran Holdings, Inc. and J. Michael Anderson, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.68†

First Amendment to Severance Benefit Agreement, dated December 12, 2011, between Exterran Holdings, Inc. and J. Michael Anderson, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.69†

Second Amendment to Severance Benefit Agreement, dated January 28, 2012, between Exterran Holdings, Inc. and J. Michael Anderson, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

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

Date: February 26, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2013.

Signature	Title

/s/ D. BRADLEY CHILDERS	President and Chief Executive Officer
D. Bradley Childers	(Principal Executive Officer)

/s/ WILLIAM M. AUSTIN	Executive Vice President and Chief Financial
William M. Austin	Officer (Principal Financial Officer)

/s/ KENNETH R. BICKETT	Vice President and Controller
Kenneth R. Bickett	(Principal Accounting Officer)

/s/ URIEL E. DUTTON	Director
Uriel E. Dutton

/s/ GORDON T. HALL	Director
Gordon T. Hall

/s/ J.W.G. HONEYBOURNE	Director
J.W.G. Honeybourne

/s/ MARK A. MCCOLLUM	Director
Mark A. McCollum

/s/ WILLIAM C. PATE	Director
William C. Pate

/s/ STEPHEN M. PAZUK	Director
Stephen M. Pazuk

/s/ CHRISTOPHER T. SEAVER	Director
Christopher T. Seaver

/s/ MARK R. SOTIR	Director
Mark R. Sotir

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Exterran Holdings, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Exterran Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2013

EXTERRAN HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$34,601	$21,903
Restricted cash	1,283	1,121
Accounts receivable, net of allowance of $15,052 and $11,270, respectively	451,547	448,998
Inventory, net	387,710	342,095
Costs and estimated earnings in excess of billings on uncompleted contracts	159,098	122,214
Current deferred income taxes	88,508	37,401
Other current assets	93,475	111,531
Current assets associated with discontinued operations	21,746	38,664
Total current assets	1,237,968	1,123,927
Property, plant and equipment, net	2,842,031	2,934,664
Intangible and other assets, net	174,848	222,851
Long-term assets associated with discontinued operations	—	79,220
Total assets	$4,254,847	$4,360,662

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$232,165	$210,812
Accrued liabilities	271,321	275,130
Deferred revenue	95,230	83,836
Billings on uncompleted contracts in excess of costs and estimated earnings	164,251	83,961
Current liabilities associated with discontinued operations	11,572	16,142
Total current liabilities	774,539	669,881
Long-term debt	1,564,923	1,773,039
Other long-term liabilities	91,148	98,165
Deferred income taxes	120,934	124,847
Long-term liabilities associated with discontinued operations	1,044	14,688
Total liabilities	2,552,588	2,680,620
Commitments and contingencies (Note 20)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 71,291,230 and 70,407,010 shares issued, respectively	713	704
Additional paid-in capital	3,710,758	3,645,332
Accumulated other comprehensive income	23,909	6,059
Accumulated deficit	(2,047,408)	(2,007,922)
Treasury stock — 6,376,426 and 6,143,589 common shares, at cost, respectively	(209,359)	(206,937)
Total Exterran stockholders’ equity	1,478,613	1,437,236
Noncontrolling interest	223,646	242,806
Total equity	1,702,259	1,680,042
Total liabilities and equity	$4,254,847	$4,360,662

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues:
North America contract operations	$605,367	$588,034	$592,055
International contract operations	463,957	445,059	465,144
Aftermarket services	385,861	371,327	293,757
Fabrication	1,348,417	1,225,459	1,066,227
	2,803,602	2,629,879	2,417,183
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	289,244	303,050	291,624
International contract operations	184,608	184,405	175,357
Aftermarket services	303,590	311,760	248,392
Fabrication	1,191,937	1,102,237	904,722
Selling, general and administrative	376,359	352,780	351,998
Depreciation and amortization	350,847	356,972	392,153
Long-lived asset impairment	183,445	6,068	143,874
Restructuring charges	6,636	11,594	—
Goodwill impairment	—	196,807	—
Interest expense	134,376	149,473	136,149
Equity in (income) loss of non-consolidated affiliates	(51,483)	471	609
Other (income) expense, net	430	(5,620)	(11,413)
	2,969,989	2,969,997	2,633,465
Loss before income taxes	(166,387)	(340,118)	(216,282)
Benefit from income taxes	(62,375)	(10,605)	(62,302)
Loss from continuing operations	(104,012)	(329,513)	(153,980)
Income (loss) from discontinued operations, net of tax	66,843	(10,105)	40,739
Net loss	(37,169)	(339,618)	(113,241)
Less: Net (income) loss attributable to the noncontrolling interest	(2,317)	(990)	11,416
Net loss attributable to Exterran stockholders	$(39,486)	$(340,608)	$(101,825)

Basic income (loss) per common share:
Loss from continuing operations attributable to Exterran stockholders	$(1.68)	$(5.28)	$(2.30)
Income (loss) from discontinued operations attributable to Exterran stockholders	1.06	(0.16)	0.66
Net loss attributable to Exterran stockholders	$(0.62)	$(5.44)	$(1.64)

Diluted income (loss) per common share:
Loss from continuing operations attributable to Exterran stockholders	$(1.68)	$(5.28)	$(2.30)
Income (loss) from discontinued operations attributable to Exterran stockholders	1.06	(0.16)	0.66
Net loss attributable to Exterran stockholders	$(0.62)	$(5.44)	$(1.64)

Weighted average common and equivalent shares outstanding:
Basic	63,436	62,624	61,995
Diluted	63,436	62,624	61,995

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net loss	$(37,169)	$(339,618)	$(113,241)
Other comprehensive income (loss), net of tax:
Derivative gain (loss), net of reclassifications to earnings	5,879	(2,126)	8,797
Adjustments from sale of Partnership units	360	1,184	—
Amortization of payments to terminate interest rate swaps	6,947	20,267	2,006
Foreign currency translation adjustment	3,762	3,343	(2,326)
Total other comprehensive income	16,948	22,668	8,477
Comprehensive loss	(20,221)	(316,950)	(104,764)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(1,415)	2,626	9,712
Comprehensive loss attributable to Exterran stockholders	$(21,636)	$(314,324)	$(95,052)

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Exterran Holding, Inc. Stockholders
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit	Interest	Total
Balance at December 31, 2009	68,195,447	$682	$3,434,618	$(27,879)	(5,667,897)	$(201,935)	$(1,565,489)	$176,862	$1,816,859
Treasury stock purchased					(84,922)	(2,061)			(2,061)
Options exercised	50,494	1	839						840
Shares issued in employee stock purchase plan	102,156	1	2,223						2,224
Stock-based compensation, net of forfeitures	722,930	7	22,408		(88,268)			585	23,000
Income tax benefit from stock-based compensation expense			(895)						(895)
Net proceeds from sale of Partnership units, net of tax			41,111	881				43,273	85,265
Cash distribution to noncontrolling unitholders of the Partnership								(18,030)	(18,030)
Other			(12)					(2)	(14)
Comprehensive income (loss):
Net loss							(101,825)	(11,416)	(113,241)
Derivative gain, net of reclassifications to earnings and tax				7,093				1,704	8,797
Amortization of payments to terminate interest rate swaps, net of tax				2,006					2,006
Foreign currency translation adjustment				(2,326)					(2,326)
Balance at December 31, 2010	69,071,027	$691	$3,500,292	$(20,225)	(5,841,087)	$(203,996)	$(1,667,314)	$192,976	$1,802,424
Treasury stock purchased					(157,756)	(2,941)			(2,941)
Options exercised	32,545		526						526
Shares issued in employee stock purchase plan	153,489	1	1,886						1,887
Stock-based compensation, net of forfeitures	1,149,949	12	20,006		(144,746)			135	20,153
Income tax benefit from stock-based compensation expense			(1,092)						(1,092)
Net proceeds from sale of Partnership units, net of tax			123,904					92,190	216,094
Cash distribution to noncontrolling unitholders of the Partnership								(39,870)	(39,870)
Other			(190)					1	(189)
Comprehensive income (loss):
Net income (loss)							(340,608)	990	(339,618)
Derivative gain (loss), net of reclassifications to earnings and tax				1,490				(3,616)	(2,126)
Adjustments from sale of Partnership units				1,184					1,184
Amortization of payments to terminate interest rate swaps, net of tax				20,267					20,267
Foreign currency translation adjustment				3,343					3,343
Balance at December 31, 2011	70,407,010	$704	$3,645,332	$6,059	(6,143,589)	$(206,937)	$(2,007,922)	$242,806	$1,680,042
Treasury stock purchased					(157,233)	(2,422)			(2,422)
Options exercised	34,285		562						562
Shares issued in employee stock purchase plan	132,784	1	1,634						1,635
Stock-based compensation, net of forfeitures	717,151	8	15,373		(75,604)			589	15,970
Income tax benefit from stock-based compensation expense			(1,345)						(1,345)
Net proceeds from sale of Partnership units, net of tax			49,202					35,920	85,122
Cash distribution to noncontrolling unitholders of the Partnership								(57,084)	(57,084)
Comprehensive income (loss):
Net income (loss)							(39,486)	2,317	(37,169)
Derivatives gain (loss), net of reclassifications to earnings and tax				6,781				(902)	5,879
Adjustments from sale of Partnership units				360					360
Amortization of payments to terminate interest rate swaps, net of tax				6,947					6,947
Foreign currency translation adjustment				3,762					3,762
Balance at December 31, 2012	71,291,230	$713	$3,710,758	$23,909	(6,376,426)	$(209,359)	$(2,047,408)	$223,646	$1,702,259

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(37,169)	$(339,618)	$(113,241)
Adjustments:
Depreciation and amortization	350,847	356,972	392,153
Long-lived asset impairment	183,445	6,068	143,874
Goodwill impairment	—	196,807	—
Amortization of deferred financing cost	7,243	8,977	5,303
(Income) loss from discontinued operations, net of tax	(66,843)	10,105	(40,739)
Amortization of debt discount	20,523	18,323	16,364
Provision for doubtful accounts	8,754	1,488	4,749
Gain on sale of property, plant and equipment	(4,688)	(8,063)	(5,500)
Equity in (income) loss of non-consolidated affiliates	(51,483)	471	609
Interest rate swaps	—	—	751
Amortization of payments to terminate interest rate swaps	10,688	20,267	2,006
(Gain) loss on remeasurement of intercompany balances	7,406	14,174	(6,255)
Stock-based compensation expense	15,381	20,018	23,266
Deferred income tax provision	(93,884)	(50,211)	(124,168)
Changes in assets and liabilities, net of acquisition:
Accounts receivable and notes	(10,298)	(53,289)	34,701
Inventory	(34,926)	27,438	94,467
Costs and estimated earnings versus billings on uncompleted contracts	44,359	(21,601)	2,910
Other current assets	9,452	(16,350)	17,952
Accounts payable and other liabilities	30,196	35,184	9,510
Deferred revenue	4,738	(78,846)	(88,385)
Other	(5,870)	(36,597)	4,950
Net cash provided by continuing operations	387,871	111,717	375,277
Net cash provided by (used in) discontinued operations	2,054	8,726	(8,964)
Net cash provided by operating activities	389,925	120,443	366,313

Cash flows from investing activities:
Capital expenditures	(428,731)	(272,185)	(231,607)
Proceeds from sale of property, plant and equipment	36,000	43,042	21,728
Cash paid for business acquisition	—	(3,000)	—
Return of investments in non-consolidated affiliates	51,707	—	—
(Increase) decrease in restricted cash	(162)	820	12,930
Cash invested in non-consolidated affiliates	(224)	(471)	(609)
Net cash used in continuing operations	(341,410)	(231,794)	(197,558)
Net cash provided by (used in) discontinued operations	135,959	(7,390)	94,593
Net cash used in investing activities	(205,451)	(239,184)	(102,965)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,878,000	1,893,740	2,098,244
Repayments of long-term debt	(2,106,639)	(2,036,171)	(2,478,397)
Payments for debt issuance costs	(1,011)	(8,823)	(12,034)
Net proceeds from the sale of Partnership units	114,530	289,908	109,365
Proceeds from stock options exercised	562	526	840
Proceeds from stock issued pursuant to our employee stock purchase plan	1,635	1,887	2,224
Purchases of treasury stock	(2,422)	(2,941)	(2,061)
Stock-based compensation excess tax benefit	1,139	1,034	1,182
Distributions to noncontrolling partners in the Partnership	(57,084)	(39,870)	(18,030)
Net cash provided by (used in) financing activities	(171,290)	99,290	(298,667)

Effect of exchange rate changes on cash and equivalents	(486)	(3,007)	(1,872)
Net increase (decrease) in cash and cash equivalents	12,698	(22,458)	(37,191)
Cash and cash equivalents at beginning of period	21,903	44,361	81,552
Cash and cash equivalents at end of period	$34,601	$21,903	$44,361

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized amounts	$95,416	$100,735	$109,952
Income taxes paid, net	$29,089	$59,735	$48,306

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Background and Significant Accounting Policies

Exterran Holdings, Inc., together with its subsidiaries (“we” or “Exterran”), is a global market leader in the full service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, fabrication and aftermarket services. In our contract operations business line, we own a fleet of natural gas compression equipment and crude oil and natural gas production and processing equipment that we utilize to provide operations services to our customers. In our fabrication business line, we fabricate equipment for sale to our customers and for use in our contract operations services. In addition, our fabrication business line provides engineering, procurement and fabrication services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants. We offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into complete production, processing and compression facilities, which we refer to as Integrated Projects. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, processing, treating and other equipment.

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

For financial reporting purposes, we consolidate the financial statements of Exterran Partners, L.P. (together with its subsidiaries, the “Partnership”) with those of our own and reflect its operations in our North America contract operations business segment. We control the Partnership through our ownership of its general partner. Public ownership of the Partnership’s net assets and earnings is presented as a component of noncontrolling interest in our consolidated financial statements. The borrowings of the Partnership are presented as part of our consolidated debt. However, we do not have any obligation for the payment of interest or repayment of borrowings incurred by the Partnership.

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Management believes that the estimates and assumptions used are reasonable.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash as of December 31, 2012 and 2011 consists of cash that contractually is not available for immediate use. Restricted cash is presented separately from cash and cash equivalents in the balance sheet and statement of cash flows.

Revenue Recognition

Revenue from contract operations is recorded when earned, which generally occurs monthly when service is provided under our customer contracts. Aftermarket services revenue is recorded as products are delivered and title is transferred or services are performed for the customer.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We believe that the credit risk in temporary cash investments is limited because our cash is held in accounts with multiple financial institutions. Trade accounts are due from companies of varying size engaged principally in oil and natural gas activities throughout the world. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of products and services we provide and the terms of our contract operations customer service agreements.

We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2012, 2011 and 2010, we recorded bad debt expense of $8.8 million, $1.5 million and $4.7 million, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives as follows:

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

Computer software

Certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software, which ranges from three to five years. Costs related to the preliminary project stage and the post-implementation/operation stage of an internal-use computer software development project are expensed as incurred.

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

Other (Income) Expense, Net

Other (income) expense, net, is primarily comprised of gains and losses from the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates and on the sale of used assets.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

Foreign Currency Translation

The financial statements of subsidiaries outside the U.S., except those for which we have determined that the U.S. dollar is the functional currency, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting gains and losses from the translation of accounts into U.S. dollars are included in accumulated other comprehensive income (loss) on our consolidated balance sheets. For all subsidiaries, gains and losses from remeasuring foreign currency accounts into the functional currency are included in other (income) expense, net, on our consolidated statements of operations. We recorded a foreign currency loss of $8.2 million and $16.5 million for the years ended December 31, 2012 and 2011, respectively, and a foreign currency gain of $4.9 million for the year ended December 31, 2010. Included in our foreign currency (gain) loss was $7.4 million and $14.2 million of non-cash losses from foreign currency exchange rate changes recorded on intercompany obligations for the years ended December 31, 2012 and 2011, respectively, and $6.3 million of non-cash gains from foreign currency exchange rate changes recorded on intercompany obligations for the year ended December 31, 2010.

Hedging and Use of Derivative Instruments

We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We also use derivative financial instruments to minimize the risks caused by currency fluctuations in certain foreign currencies. We do not use derivative financial instruments for trading or other speculative purposes. We record interest rate swaps and foreign currency hedges on the balance sheet as either derivative assets or derivative liabilities measured at their fair value. The fair value of our derivatives is estimated using a combination of the market and income approach based on forward LIBOR curves. Changes in the fair value of the derivatives designated as cash flow hedges are deferred in accumulated other comprehensive income (loss), net of tax, to the extent the contracts are effective as hedges until settlement of the underlying hedged transaction. To qualify for hedge accounting treatment, we must formally document, designate and assess the effectiveness of the transactions. If the necessary correlation ceases to exist or if the anticipated transaction becomes improbable, we would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swap agreements are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate. Amounts paid or received from foreign currency derivatives designated as hedges are recorded against revenue and matched with the revenue recognized on the related contract being hedged.

Correction of Misclassification in the Statement of Cash Flows

We received $289.9 million and $109.4 million of net proceeds from the sale of common units of Exterran Partners, L.P. (together with its subsidiaries, the “Partnership”) during the years ended December 31, 2011 and 2010, respectively. These net proceeds were previously reported in our consolidated statement of cash flows as cash flows from investing activities. We have subsequently determined that the net proceeds from the sale of Partnership common units during the years ended December 31, 2011 and 2010 should have been reported as cash flows from financing activities. This correction had no impact on cash flows from operating activities. The impact of the reclassification on the statement of cash flows for the years ended December 31, 2011 and 2010 is shown below (in thousands):

	Years Ended December 31,
	2011		2010
Net Cash Provided By (Used In)	Investing Activities	Financing Activities	Investing Activities	Financing Activities
As previously reported	$50,724	$(190,618)	$6,400	$(408,032)
Increase (decrease)	(289,908)	289,908	(109,365)	109,365
As corrected	$(239,184)	$99,290	$(102,965)	$(298,667)

Earnings (Loss) Attributable to Exterran Stockholders Per Common Share

Basic income (loss) attributable to Exterran stockholders per common share is computed by dividing income (loss) attributable to Exterran common stockholders by the weighted average number of shares outstanding for the period. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are included in the computation of earnings (loss) per share following the two-class method. Therefore, restricted share awards that include the right to vote and receive dividends are included in the computation of basic and diluted earnings (loss) per share, unless their effect would be anti-dilutive.

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

The table below summarizes loss attributable to Exterran stockholders (in thousands):

	Years Ended December 31,
	2012	2011	2010
Loss from continuing operations attributable to Exterran stockholders	$(106,329)	$(330,503)	$(142,564)
Income (loss) from discontinued operations, net of tax	66,843	(10,105)	40,739
Net loss attributable to Exterran stockholders	$(39,486)	$(340,608)	$(101,825)

There were no potential shares of common stock included in computing diluted income (loss) per common share for the years ended December 31, 2012, 2011 and 2010, as the effect of their inclusion would have been anti-dilutive.

The table below indicates the potential shares of common stock issuable that were excluded from computing diluted income (loss) attributable to Exterran stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	1,858	2,533	1,359
On exercise of options and vesting of restricted stock and restricted stock units	1,466	675	735
On settlement of employee stock purchase plan shares	9	23	14
On exercise of warrants	12,426	12,426	12,426
On conversion of 4.25% convertible senior notes due 2014	15,334	15,334	15,334
On conversion of 4.75% convertible senior notes due 2014	3,114	3,114	3,114
Net dilutive potential common shares issuable	34,207	34,105	32,982

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, changes in the fair value of derivative financial instruments, net of tax, that are designated as cash flow hedges and to the extent the hedge is effective and adjustments related to changes in our ownership of the Partnership. As a result of the changes in the fair values of derivatives designated as hedges and the amortization of interest rate swap terminations, we recorded an increase in accumulated other comprehensive income (loss) of $13.7 million (net of tax of $7.4 million), $21.8 million (net of tax of $12.1 million) and $9.1 million (net of tax of $5.6 million) for the years ended December 31, 2012, 2011 and 2010, respectively.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables, interest rate swaps and long-term debt. At December 31, 2012 and 2011, the estimated fair values of these financial instruments approximated their carrying values as reflected in our consolidated balance sheets. The fair value of our fixed rate debt has been estimated based on quoted market yields in inactive markets or model derived calculations using market yields observed in active markets, which are Level 2 inputs. The fair value of our floating rate debt has been estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 12 for additional information regarding the fair value hierarchy. A summary of the fair value and carrying value of our long-term debt as of December 31, 2012 and 2011 is shown in the table below (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$814,423	$857,000	$794,039	$792,000
Floating rate debt	750,500	761,000	979,000	989,000
Total debt	$1,564,923	$1,618,000	$1,773,039	$1,781,000

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

In June 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela and by the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. The expropriation of our business in Venezuela meets the criteria established for recognition as discontinued operations under accounting standards for presentation of financial statements. Therefore, our Venezuela contract operations and aftermarket services businesses are reflected as discontinued operations in our consolidated financial statements.

In March 2010, our Spanish subsidiary filed a request for the institution of an arbitration proceeding against Venezuela with the International Centre for Settlement of Investment Disputes (“ICSID”) related to the seized assets and investments under the Agreement between Spain and Venezuela for the Reciprocal Promotion and Protection of Investments and under Venezuelan law. The arbitration hearing occurred in July 2012.

As a result of PDVSA taking possession of substantially all of our assets and operations in Venezuela, we recorded asset impairments during the year ended December 31, 2009 totaling $329.7 million ($379.7 million excluding insurance proceeds of $50 million). These charges primarily related to receivables, inventory, fixed assets and goodwill, and are reflected in Income (loss) from discontinued operations, net of tax. GAAP requires that our claim be accounted for as a gain contingency with no benefit being recorded until resolved. Accordingly, we did not include any compensation for our seized assets and operations from Venezuela in recording the loss on expropriation.

In August 2012, our Venezuelan subsidiary completed the sale of its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received an initial payment of $176.7 million in cash at closing, of which we remitted $50.0 million to the insurance company from which we collected $50.0 million in January 2010 under the terms of an insurance policy we maintained for the risk of expropriation. In December 2012, we received an installment payment of $16.8 million. The remaining principal amount due to us of approximately $248 million is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other. We therefore recorded a reduction in previously unrecognized tax benefits, resulting in a $15.5 million benefit reflected in Income (loss) from discontinued operations, net of tax, in our consolidated statements of operations during the year ended December 31, 2012.

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

In June 2012, we committed to a plan to sell our contract operations and aftermarket services businesses in Canada as part of our continued emphasis on simplification and focus on our core businesses. We expect this sale to be completed within the next twelve months. Our Canadian contract operations and aftermarket services businesses are reflected as discontinued operations in our consolidated financial statements. These operations were previously included in our North American contract operations and aftermarket services business segments. In conjunction with the planned disposition, we recorded impairments of long-lived assets, including intangible and other assets, and inventory, that totaled $80.2 million during the year ended December 31, 2012. The impairment charges are reflected in Income (loss) from discontinued operations, net of tax.

The table below summarizes the operating results of the discontinued operations (in thousands):

	Years Ended December 31,
	2012			2011			2010
	Venezuela	Canada	Total	Venezuela	Canada	Total	Venezuela	Canada	Total
Revenue	$—	$50,557	$50,557	$—	$53,591	$53,591	$2,940	$44,350	$47,290
Expenses and selling, general and administrative	1,275	50,521	51,796	1,302	59,421	60,723	5,892	52,559	58,451
Loss (recovery) attributable to expropriation, impairments and inventory write downs	(136,947)	80,159	(56,788)	3,092	944	4,036	(38,925)	3,029	(35,896)
Other (income) loss, net	(219)	(130)	(349)	(150)	228	78	(12,145)	(2,350)	(14,495)
Provision for (benefit from) income taxes	(13,509)	2,564	(10,945)	1,719	(2,860)	(1,141)	2,795	(4,304)	(1,509)
Income (loss) from discontinued operations, net of tax	$149,400	$(82,557)	$66,843	$(5,963)	$(4,142)	$(10,105)	$45,323	$(4,584)	$40,739

The table below summarizes the balance sheet data for discontinued operations (in thousands):

	December 31,
	2012			2011
	Venezuela	Canada	Total	Venezuela	Canada	Total
Cash	$113	$791	$904	$304	$135	$439
Accounts receivable	17	9,148	9,165	9	13,973	13,982
Inventory	—	9,826	9,826	1,017	19,590	20,607
Other current assets	41	1,810	1,851	2,683	953	3,636
Total currents assets associated with discontinued operations	171	21,575	21,746	4,013	34,651	38,664
Property, plant and equipment	—	—	—	—	69,788	69,788
Intangible and other long-term assets	—	—	—	—	9,432	9,432
Total assets associated with discontinued operations	$171	$21,575	$21,746	$4,013	$113,871	$117,884

Accounts payable	$499	$3,345	$3,844	$589	$5,515	$6,104
Accrued liabilities	4,335	2,724	7,059	4,295	3,924	8,219
Deferred revenue	—	669	669	1,499	320	1,819
Total currents liabilities associated with discontinued operations	4,834	6,738	11,572	6,383	9,759	16,142
Other long-term liabilities	455	589	1,044	14,140	548	14,688
Total liabilities associated with discontinued operations	$5,289	$7,327	$12,616	$20,523	$10,307	$30,830

3.  Inventory

Inventory, net of reserves, consisted of the following amounts (in thousands):

	December 31,
	2012	2011
Parts and supplies	$232,737	$212,228
Work in progress	120,930	98,402
Finished goods	34,043	31,465
Inventory, net of reserves	$387,710	$342,095

During 2012, 2011 and 2010, we recorded $1.0 million, $5.0 million and $2.3 million, respectively, in inventory write-downs and reserves for inventory, which were either obsolete, excess or carried at a price above market value. As of December 31, 2012 and 2011, we had inventory reserves of $11.7 million and $14.0 million, respectively.

4.  Fabrication Contracts

Costs, estimated earnings and billings on uncompleted contracts consisted of the following (in thousands):

	December 31,
	2012	2011
Costs incurred on uncompleted contracts	$1,133,835	$895,337
Estimated earnings	195,742	157,893
	1,329,577	1,053,230
Less — billings to date	(1,334,730)	(1,014,977)
	$(5,153)	$38,253

Costs, estimated earnings and billings on uncompleted contracts are presented in the accompanying financial statements as follows (in thousands):

	December 31,
	2012	2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$159,098	$122,214
Billings on uncompleted contracts in excess of costs and estimated earnings	(164,251)	(83,961)
	$(5,153)	$38,253

5.  Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Compression equipment, facilities and other fleet assets	$4,207,772	$4,226,307
Land and buildings	186,410	176,764
Transportation and shop equipment	261,520	233,689
Other	161,681	144,946
	4,817,383	4,781,706
Accumulated depreciation	(1,975,352)	(1,847,042)
Property, plant and equipment, net	$2,842,031	$2,934,664

Depreciation expense was $330.1 million, $333.0 million and $364.7 million in 2012, 2011 and 2010, respectively. Assets under construction of $147.0 million and $140.5 million are primarily included in compression equipment, facilities and other fleet assets at December 31, 2012 and 2011, respectively. We capitalized $1.2 million, $1.5 million and $1.7 million of interest related to construction in process during 2012, 2011 and 2010, respectively.

6.  Intangible and Other Assets

Intangible and other assets consisted of the following (in thousands):

	December 31,
	2012	2011
Deferred debt issuance costs, net	$18,348	$24,581
Intangible assets, net	84,993	134,967
Deferred taxes	31,102	21,779
Other	40,405	41,524
Intangibles and other assets, net	$174,848	$222,851

Intangible assets and deferred debt issuance costs consisted of the following (in thousands):

	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred debt issuance costs	$44,112	$(25,764)	$44,141	$(19,560)
Marketing related (5-20 year life)	3,060	(1,675)	3,043	(1,400)
Customer- related (10-20 year life)	164,562	(86,605)	169,282	(73,566)
Technology based (20 year life)	4,375	(3,561)	32,275	(6,747)
Contract based (2-11 year life)	55,776	(50,939)	64,465	(52,385)
Intangible assets and deferred debt issuance costs	$271,885	$(168,544)	$313,206	$(153,658)

Amortization of deferred financing costs totaled $7.2 million, $8.9 million and $5.3 million in 2012, 2011 and 2010, respectively, and is recorded to interest expense in our consolidated statements of operations. Amortization of intangible assets totaled $20.8 million, $24.0 million and $27.5 million in 2012, 2011 and 2010, respectively. During 2012, we recorded an impairment of intangible assets of $29.1 million related to our contract water treatment business (see Note 13).

Estimated future intangible amortization expense is as follows (in thousands):

2013	$14,914
2014	12,381
2015	10,483
2016	8,987
2017	7,321
Thereafter	30,907
$84,993

7.  Investments in Non-Consolidated Affiliates

Investments in affiliates that are not controlled by Exterran but where we have the ability to exercise significant control over the operations are accounted for using the equity method.

We own a 30.0% interest in WilPro Energy Services (PIGAP II) Limited (“PIGAP II”) and 33.3% interest in WilPro Energy Services (El Furrial) Limited (“El Furrial”) joint ventures that provided natural gas compression and injection services in Venezuela. In May 2009, PDVSA assumed control over the assets of our Venezuelan joint ventures and transitioned the operations including the hiring of their employees, to PDVSA. In March 2011, our Venezuelan joint ventures, together with the Netherlands’ parent company of our joint venture partners, filed a request for the institution of an arbitration proceeding against Venezuela with ICSID related to the seized assets and investments.

In March 2012, our Venezuelan joint ventures completed the sale of their assets to PDVSA Gas. We received an initial payment of $37.6 million in March 2012, and received installment payments totaling $14.1 million in the year ended December 31, 2012. The remaining principal amount due to us of approximately $57 million is payable in quarterly net cash installments through the first quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

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

We determined the fair value of our reporting units using both the expected present value of future cash flows and a market approach. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital of each reporting unit. The market approach uses a market multiple on the reporting units’ earnings before interest, tax, depreciation and amortization.

As a result of the level of decline in our stock price and corresponding market capitalization in the third quarter of 2011, we performed a goodwill impairment test of our aftermarket services and fabrication reporting units’ goodwill as of September 30, 2011. We determined the fair value of these reporting units using the expected present value of future cash flows. This decline in our market capitalization led us to increase the estimate of the market’s implied weighted average cost of capital and reduce the present value of the forecasted cash flows. The test indicated that our aftermarket services and fabrication reporting units’ goodwill was impaired and therefore we recorded a full impairment of our remaining goodwill during 2011 of $196.8 million.

The table below presents the change in the net carrying amount of goodwill for the year ended December 31, 2011 (in thousands):

	Aftermarket Services	Fabrication	Total
Balance as of December 31, 2010:
Goodwill	$63,095	$221,154	$284,249
Accumulated impairment losses	—	(87,569)	(87,569)
	63,095	133,585	196,680
Goodwill acquired during year	447	218	665
Impairment losses	(63,299)	(133,508)	(196,807)
Impact of foreign currency translation	(243)	(295)	(538)
Balance as of December 31, 2011:
Goodwill	63,299	221,077	284,376
Accumulated impairment losses	(63,299)	(221,077)	(284,376)
	$—	$—	$—

9.  Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Accrued salaries and other benefits	$94,027	$69,106
Accrued income and other taxes	106,907	108,177
Accrued warranty expense	4,561	3,879
Accrued interest	7,483	8,366
Interest rate swaps fair value	3,873	14,250
Deferred income taxes	1,477	3,543
Accrued start-up and commissioning expenses	5,552	14,400
Accrued other liabilities	47,441	53,409
Accrued liabilities	$271,321	$275,130

10.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2012	2011
Revolving credit facility due July 2016	$70,000	$433,500
Partnership’s revolving credit facility due November 2015	530,500	395,500
Partnership’s term loan facility due November 2015	150,000	150,000
4.25% convertible senior notes due June 2014 (presented net of the unamortized discount of $34.3 million and $54.9 million, respectively)	320,673	300,149
4.75% convertible senior notes due January 2014	143,750	143,750
7.25% senior notes due December 2018	350,000	350,000
Other, interest at various rates, collateralized by equipment and other assets	—	140
Long-term debt	$1,564,923	$1,773,039

Exterran Senior Secured Credit Facility

In July 2011, we entered into a credit agreement providing for a five-year, $1.1 billion senior secured revolving credit facility (the “2011 Credit Facility”), which matures in July 2016 and replaced our former senior secured credit facility. We incurred approximately $7.8 million in transaction costs related to the 2011 Credit Facility. These costs are included in Intangible and other assets, net and amortized over the facility term. As a result of the termination of our former senior secured credit facility, we expensed approximately $1.6 million of unamortized deferred financing costs associated with our former senior secured credit facility in the third quarter of 2011, which is reflected in Interest expense in our consolidated statements of operations.

Concurrently with the execution of the credit agreement, we borrowed $387.3 million under the 2011 Credit Facility and used the proceeds to (i) repay the entire amount outstanding under our former senior secured credit facility and terminate that facility and (ii) pay customary fees and other expenses relating to the 2011 Credit Facility. In March 2012, we decreased the borrowing capacity under the 2011 Credit Facility by $200.0 million to $900.0 million. As a result of the decrease in borrowing capacity under the 2011 Credit Facility, we expensed $1.3 million of unamortized deferred financing costs associated with this facility in the first quarter of 2012, which is reflected in Interest expense in our consolidated statements of operations.

Borrowings under the 2011 Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.50% to 2.50% and (ii) in the case of base rate loans, from 0.50% to 1.50%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2012, all amounts outstanding under the 2011 Credit Facility were LIBOR loans and the applicable margin was 1.75%. The weighted average annual interest rate at December 31, 2012 on the outstanding balance under the 2011 Credit Facility was 2.0%.

As of December 31, 2012, we had $70.0 million in outstanding borrowings and $183.9 million in outstanding letters of credit under the 2011 Credit Facility. At December 31, 2012, taking into account guarantees through letters of credit, we had undrawn and available capacity of $646.1 million under the 2011 Credit Facility.

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

The Partnership Revolving Credit Facility and Term Loan

In November 2010, the Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership, as borrower, entered into an amendment and restatement of their senior secured credit agreement (the “Partnership Credit Agreement”) to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. In March 2011, the revolving borrowing capacity under this facility was increased by $150.0 million to $550.0 million. Concurrent with the execution of the Partnership Credit Agreement in November 2010, the Partnership borrowed $304.0 million under its revolving credit facility and $150.0 million under its term loan facility and used the proceeds to (i) repay the entire $406.1 million outstanding under the Partnership’s previous senior secured credit facility, (ii) repay the entire $30.0 million outstanding under the Partnership’s asset-backed securitization facility and terminate that facility, (iii) pay $14.8 million to terminate the interest rate swap agreements to which the Partnership was a party and (iv) pay customary fees and other expenses relating to the Partnership Credit Agreement. The Partnership incurred transaction costs of approximately $4.0 million related to the Partnership Credit Agreement. These costs were included in Intangible and other assets, net and are being amortized over the respective facility terms. As a result of the amendment and restatement of the Partnership Credit Agreement, we expensed $0.2 million of unamortized deferred financing costs associated with the refinanced debt, which is reflected in Interest expense in our consolidated statement of operations.

In March 2012, the Partnership and EXLP Operating LLC, the Partnership’s wholly-owned subsidiary, increased the borrowing capacity under their revolving credit facility by $200.0 million to $750.0 million. During the three months ended March 31, 2012, the Partnership incurred transaction costs of approximately $0.5 million related to the amendment of the Partnership Credit Agreement. These costs are included in Intangible and other assets, net and are being amortized over the facility term.

As of December 31, 2012, the Partnership had undrawn capacity of $219.5 million under its revolving credit facility. The Partnership Credit Agreement limits its Total Debt (as defined in the Partnership Credit Agreement) to EBITDA ratio (as defined in the Partnership Credit Agreement) to not greater than 4.75 to 1.0 (which will increase to 5.25 to 1.0 following the occurrence of certain events specified in the Partnership Credit Agreement). As a result of this limitation, $199.4 million of the $219.5 million of undrawn capacity under the Partnership’s revolving credit facility was available for additional borrowings as of December 31, 2012.

The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 2.25% to 3.25% and (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2012, all amounts outstanding under this facility were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance of this facility at December 31, 2012, excluding the effect of interest rate swaps, was 2.8%.

The Partnership’s term loan facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for term loans varies (i) in the case of LIBOR loans, from 2.5% to 3.5% and (ii) in the case of base rate loans, from 1.5% to 2.5%. At December 31, 2012, all amounts outstanding under the term loan facility were LIBOR loans and the applicable margin was 2.75%. The average annual interest rate on the outstanding balance of the term loan facility at December 31, 2012 was 3.0%.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Agreement).

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on its ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. It also contains various covenants requiring mandatory prepayments of the term loans from the net cash proceeds of certain future asset transfers. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership

Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Partnership Credit Agreement) and a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.75 to 1.0 (which will increase to 5.25 to 1.0 following the occurrence of certain events specified in the Partnership Credit Agreement). A violation of the Partnership’s Total Debt to EBITDA covenant would be an event of default under the Partnership Credit Agreement, which would trigger cross-default provisions under certain of our debt agreements. As of December 31, 2012, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

7.25% Senior Notes

In November 2010, we issued $350.0 million aggregate principal amount of 7.25% senior notes due December 2018 (the “7.25% Notes”). The 7.25% Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries that guarantee indebtedness under the Credit Agreement and certain of our future subsidiaries. The Partnership and its subsidiaries have not guaranteed the 7.25% Notes. The 7.25% Notes and the guarantees are our and the guarantors’ general unsecured senior obligations, respectively, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 7.25% Notes and guarantees are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of our non-guarantor subsidiaries.

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

4.25% Convertible Senior Notes

In June 2009, we issued $355.0 million aggregate principal amount of 4.25% convertible senior notes due June 2014 (the “4.25% Notes”). The 4.25% Notes are convertible upon the occurrence of certain conditions into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. The value of the shares the 4.25% Notes can be converted into did not exceed their principal amount as of December 31, 2012. We may not redeem the 4.25% Notes prior to their maturity date.

GAAP requires that the liability and equity components of certain convertible debt instruments that may be settled in cash upon conversion be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. Upon issuance of our 4.25% Notes, $97.9 million was recorded as a debt discount and reflected in equity related to the convertible feature of these notes. The discount on the 4.25% Notes will be amortized using the effective interest method through June 30, 2014. During each of the years ended December 31, 2012, 2011 and 2010, we recognized $15.1 million of interest expense related to the contractual interest coupon. During the years ended December 31, 2012, 2011 and 2010, we recognized $20.5 million, $18.3 million and $16.4 million, respectively, of interest expense related to the amortization of the debt discount. The effective interest rate on the debt component of these notes is 11.67%.

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

4.75% Convertible Senior Notes

In December 2003, Hanover issued $143.75 million aggregate principal amount of 4.75% Convertible Senior Notes due January 15, 2014 (the “4.75% Notes”). In connection with the merger in August 2007, we executed supplemental indentures between Hanover and the trustees, pursuant to which we agreed to fully and unconditionally guarantee the obligations of Hanover relating to the 4.75% Notes. In June 2012, in connection with an organizational restructuring of certain of our subsidiaries, we entered into a supplemental indenture, pursuant to which we assumed all rights and obligations of the issuer relating to the 4.75% Notes.

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

Debt Compliance

We were in compliance with our debt covenants as of December 31, 2012. If we fail to remain in compliance with our financial covenants we would be in default under our credit agreements. In addition, if we experienced a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impact our ability to perform our obligations under our credit agreements, this could lead to a default under our credit agreements. A default under one or more of our debt agreements, including a default by the Partnership under its credit facility, would trigger cross-default provisions under certain of our debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements.

Long-term Debt Maturity Schedule

Contractual maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2012 are as follows (in thousands):

	December 31,
	2012
2013	$—
2014	498,750	(1)
2015	680,500
2016	70,000
2017	—
Thereafter	350,000
Total debt	$1,599,250	(1)

(1)                  This amount includes the full face value of the 4.25% Notes and is not reduced by the unamortized discount of $34.3 million as of December 31, 2012.

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

Interest Rate Risk

At December 31, 2012, we were a party to interest rate swaps pursuant to which we make fixed payments and receive floating payments on a notional value of $250.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire in November 2015. As of December 31, 2012, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. For the years ended December 31, 2012 and 2011 there was no ineffectiveness related to interest rate swaps. We recorded approximately $0.2 million of interest expense for the year ended December 31, 2010, due to the ineffectiveness related to interest rate swaps. We estimate that $3.9 million of deferred pre-tax losses attributable to existing interest rate swaps and included in our accumulated other comprehensive income (loss) at December 31, 2012, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

In the fourth quarter of 2010, we paid $43.0 million to terminate interest rate swap agreements with a total notional value of $585.0 million and a weighted average effective fixed interest rate of 4.6%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive income (loss) is being amortized into interest expense over the original terms of the swaps. We estimate that $1.6 million of deferred pre-tax losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.

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

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands). The impacts to other comprehensive income (loss) and accumulated other comprehensive (income) loss on derivatives disclosed below are presented net of tax:

	December 31, 2012
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Accrued liabilities	$(3,873)
Interest rate hedges	Other long-term liabilities	(6,043)
Total derivatives		$(9,916)

	December 31, 2011
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Accrued liabilities	$(14,250)
Interest rate hedges	Other long-term liabilities	(5,196)
Total derivatives		$(19,446)

Year Ended December 31, 2012
		Location of Gain (Loss)	Gain (Loss)
	Gain (Loss)	Reclassified from	Reclassified from
	Recognized in Other	Accumulated Other	Accumulated Other
	Comprehensive	Comprehensive	Comprehensive
	Income (Loss) on	Income (loss)	Income (loss)
	Derivatives	into Income (Loss)	into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(13,458)	Interest expense	$(26,284)

	Year Ended December 31, 2011
		Location of Gain (Loss)	Gain (Loss)
	Gain (Loss)	Reclassified from	Reclassified from
	Recognized in Other	Accumulated Other	Accumulated Other
	Comprehensive	Comprehensive	Comprehensive
	Income (Loss) on	Income (loss)	Income (loss)
	Derivatives	into Income (Loss)	into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(29,178)	Interest expense	$(47,729)
Foreign currency hedge	—	Fabrication revenue	410
Total	$(29,178)		$(47,319)

	Year Ended December 31, 2010
		Location of Gain (Loss)	Gain (Loss)
	Gain (Loss)	Reclassified from	Reclassified from
	Recognized in Other	Accumulated Other	Accumulated Other
	Comprehensive	Comprehensive	Comprehensive
	Income (Loss) on	Income (loss)	Income (loss)
	Derivatives	into Income (Loss)	into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(44,558)	Interest expense	$(55,771)
Foreign currency hedge	(3,880)	Fabrication revenue	(3,470)
Total	$(48,438)		$(59,241)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, with pricing levels as of the date of valuation (in thousands):

	December 31,
	2012			2011
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset (liability)	$—	$(9,916)	$—	$—	$(19,446)	$—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis for the years ended December 31, 2012 and 2011, with pricing levels as of the date of valuation (in thousands):

	Years Ended December 31,
	2012			2011
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$35,654	$—	$—	$1,463
Impaired long-lived assets — Discontinued operations	—	—	—	—	—	—

Our estimate of the fair value of the impaired long-lived assets was primarily based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. Because we expect the disposition of the fleet assets we impaired during 2012 to take more than twelve months, we discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a discount rate of 10.4%. Our estimate of the fair value of the impaired assets that are classified as discontinued operations was based on our expected proceeds, net of selling costs.

13.  Long-Lived Asset Impairment

During 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize key components on approximately 930 idle compressor units, or approximately 318,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $97.1 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our review of our fleet in 2012, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for most of the remaining units and increased the weighted average disposal period for the units from the assumptions used in prior periods. This resulted in an additional impairment of $34.8 million to reduce the book value of each unit to its estimated fair value.

In the fourth quarter of 2012, we committed to a plan to abandon our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. In conjunction with the planned abandonment, we recorded an impairment of long-lived assets of $46.8 million, including property, plant and equipment impairment of $17.7 million and intangible assets impairment of $29.1 million. The fair value of our contract water treatment assets was based on projected cash flows of active assets currently under contract, which expire in 2013, and expected net sales proceeds of idle assets that have been culled from our fleet. We expect the abandonment of our contract water treatment business to be completed by December 31, 2013.

During 2012, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $4.7 million on these assets.

During 2011, we reviewed the idle compression assets used in our contract operations segments for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. The net book value of these assets exceeded the fair value by $5.7 million for the year ended December 31, 2011 and was recorded as a long-lived asset impairment. In addition, in the fourth quarter of 2011, we recorded a $0.4 million impairment of other long-lived assets.

During 2010, we completed an evaluation of our longer-term strategies and determined to retire and sell approximately 1,800 idle compressor units, or approximately 600,000 horsepower, that we previously used to provide services in our North America and international contract operations businesses. As a result, we performed an impairment review and recorded a $133.0 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units that were recently for sale by third parties.

As a result of a decline in market conditions in North America during 2010, we reviewed the idle compression assets used in our contract operations segments for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. We determined that 323 units representing 61,400 horsepower would be retired from the fleet in 2010. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the assets. The net book value of these assets exceeded the fair value by $7.6 million for the year ended December 31, 2010 and was recorded as a long-lived asset impairment.

In addition, in the fourth quarter of 2010, 105 fleet units that we previously utilized in our international contract operations segment were damaged in a flood, resulting in a long-lived asset impairment of $3.3 million.

14.  Restructuring Charges

In November 2011, we announced a workforce cost reduction program across all of our business segments as a first step in a broader overall profit improvement initiative. These actions were the result of a review of our cost structure aimed at identifying ways to reduce our on-going operating costs and to adjust the size of our workforce to be consistent with current and expected activity levels. A significant portion of the workforce cost reduction program was completed in 2011, with the remainder completed in 2012.

During the years ended December 31, 2012 and 2011, we incurred $6.6 and $11.6 million, respectively, of restructuring charges primarily related to termination benefits and consulting services. These charges are reflected as Restructuring charges in our consolidated statements of operations.

The following table summarizes the changes to our accrued liability balance related to restructuring charges for the years ended December 31, 2011 and 2012 (in thousands):

Restructuring Charges Accrual
Beginning balance at December 31, 2010	$—
Additions for costs expensed	11,594
Less non-cash expenses	(1,575)
Reductions for payments	(8,243)
Ending balance at December 31, 2011	1,776
Additions for costs expensed	6,636
Less non-cash expenses	(83)
Reductions for payments	(8,329)
Ending balance at December 31, 2012	$—

Restructuring charges by segment are as follows (in thousands):

	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Other(1)	Total
Costs incurred in 2011	$53	$502	$422	$1,574	$9,043	$11,594
Costs incurred in 2012	968	800	485	902	3,481	6,636
Total costs incurred	$1,021	$1,302	$907	$2,476	$12,524	$18,230

(1)                  Includes corporate related items

15.  Income Taxes

The components of loss before income taxes were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States	$(200,005)	$(268,492)	$(238,776)
Foreign	33,618	(71,626)	22,494
Loss before income taxes	$(166,387)	$(340,118)	$(216,282)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current tax provision (benefit):
U.S. federal	$(7,050)	$4,020	$1,690
State	2,182	6,552	3,157
Foreign	35,238	28,000	55,837
Total current	30,370	38,572	60,684
Deferred tax provision (benefit):
U.S. federal	(71,947)	(72,014)	(83,763)
State	(5,043)	(7,874)	(10,110)
Foreign	(15,755)	30,711	(29,113)
Total deferred	(92,745)	(49,177)	(122,986)
Provision for (benefit from) income taxes	$(62,375)	$(10,605)	$(62,302)

The provision for (benefit from) income taxes for 2012, 2011 and 2010 resulted in effective tax rates on continuing operations of 37.5%, 3.1% and 28.8%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Income taxes at U.S. federal statutory rate of 35%	$(58,235)	$(119,041)	$(75,699)
Net state income taxes	(2,836)	(538)	(3,765)
Foreign taxes	14,607	5,085	22,289
Noncontrolling interest	(1,772)	(1,103)	3,134
Foreign tax credits	(9,925)	(11,431)	(6,497)
Unrecognized tax benefits	(166)	(741)	(817)
Valuation allowances	14,649	62,318	(1,892)
Goodwill impairment	—	53,988	—
Proceeds from sale of joint venture assets	(18,019)	—	—
Other	(678)	858	945
Provision (benefit from) for income taxes	$(62,375)	$(10,605)	$(62,302)

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

	Years Ended December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$210,955	$243,023
Inventory	2,254	4,942
Alternative minimum tax credit carryforwards	5,920	13,020
Accrued liabilities	15,392	14,627
Foreign tax credit carryforwards	110,191	100,266
Other	59,147	34,714
Subtotal	403,859	410,592
Valuation allowances	(86,054)	(76,056)
Total deferred tax assets	317,805	334,536
Deferred tax liabilities:
Property, plant and equipment	(255,184)	(333,948)
Basis difference in the Partnership	(65,422)	(69,922)
Goodwill and intangibles	—	124
Total deferred tax liabilities	(320,606)	(403,746)
Net deferred tax liabilities	$(2,801)	$(69,210)

Tax balances are presented in the accompanying consolidated balance sheets as follows (in thousands):

	Years Ended December 31,
	2012	2011
Current deferred income tax assets	$88,508	$37,401
Intangibles and other assets	31,102	21,779
Accrued liabilities	(1,477)	(3,543)
Deferred income tax liabilities	(120,934)	(124,847)
Net deferred tax liabilities	$(2,801)	$(69,210)

At December 31, 2012, we had U.S. federal net operating loss carryforwards of approximately $335.3 million that are available to offset future taxable income. If not used, the carryforwards will begin to expire in 2022. We also had approximately $309.6 million of net operating loss carryforwards in certain foreign jurisdictions (excluding discontinued operations), approximately $173.6 million of which has no expiration date, $51.5 million of which is subject to expiration from 2013 to 2017, and the remainder of which expires in future years through 2032. Foreign tax credit carryforwards of $110.2 million and alternative minimum tax credit carryforwards of $5.9 million are available to offset future payments of U.S. federal income tax. The foreign tax credits will expire in varying amounts beginning in 2013, whereas the alternative minimum tax credits may be carried forward indefinitely under current U.S. tax law.

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

In the fourth quarter of 2011, a $48.6 million valuation allowance was recorded against the deferred tax asset for Brazil net operating loss carryforwards. Although the net operating losses have an unlimited carryforward period, cumulative losses in recent years and losses expected in the near term result in it no longer being more likely than not that we will realize the deferred tax asset in the foreseeable future. Due to annual limitations on the utilization of Brazil net operating loss carryforwards, we would need to generate more than $400 million of taxable income in Brazil to fully realize the deferred tax asset.

We have not provided U.S. federal income taxes on indefinitely (or permanently) reinvested cumulative earnings of approximately $396.1 million generated by our non-U.S. subsidiaries. Such earnings are from ongoing operations which will be used to fund international growth. We have not recorded a deferred tax liability related to these unremitted foreign earnings as it is not practicable to estimate the amount of unrecognized deferred tax liabilities. In the event of a distribution of those earnings to the U.S. in the form of dividends, we may be subject to both foreign withholding taxes and U.S. federal income taxes net of allowable foreign tax credits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including discontinued operations) is shown below (in thousands):

	Years Ended December 31,
	2012	2011	2010
Beginning balance	$14,745	$15,614	$19,756
Additions based on tax positions related to current year	289	—	—
Additions based on tax positions related to prior years	1,579	—	—
Reductions based on settlement with government authority	(5,753)	—	—
Reductions based on lapse of statute of limitations	(1,263)	(167)	—
Reductions based on tax positions related to prior years	—	(702)	(4,142)
Ending balance	$9,597	$14,745	$15,614

We had $9.6 million, $14.7 million and $15.6 million of unrecognized tax benefits at December 31, 2012, 2011 and 2010, respectively, which if recognized would affect the effective tax rate (except for amounts that would be reflected in Income (loss) from discontinued operations, net of tax). We also have recorded $2.4 million, $11.9 million and $10.6 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions (including discontinued operations) as of December 31, 2012, 2011 and 2010, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense.

We and our subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in numerous state and foreign jurisdictions. We are subject to U.S. federal income tax examinations for tax years beginning from 1997 onward and, early in the second quarter of 2011, the Internal Revenue Service (“IRS”) commenced an examination of our U.S. federal income tax returns for the tax years 2006, 2008 and 2009. In October 2012, the IRS completed its examination and issued Revenue Agent’s Reports (“RARs”) that reflected an aggregate over-assessment of $0.8 million. All of the adjustments proposed in the RARs were agreed, except for the disallowance of our telephone excise tax refund claims of $0.5 million related to the 2006 tax year, for which we filed protests with the Appeals Division of the IRS. We do not expect any tax adjustments that would have a material impact on our financial position or results of operations.

State income tax returns are generally subject to examination for a period of three to five years after filing the returns. However, the state impact of any U.S. federal audit adjustments and amendments remains subject to examination by various states for up to one year after formal notification to the states. As of December 31, 2012, we did not have any state audits underway that would have a material impact on our financial position or results of operations.

We are subject to examination by taxing authorities throughout the world, including major foreign jurisdictions such as Argentina, Brazil, Canada, Italy and Mexico. With few exceptions, we and our subsidiaries are no longer subject to foreign income tax examinations for tax years before 2002. Several foreign audits are currently in progress and we do not expect any tax adjustments that would have a material impact on our financial position or results of operations.

We believe it is reasonably possible that a decrease of up to $2.0 million in unrecognized tax benefits may be necessary on or before December 31, 2013 due to the settlement of audits and the expiration of statutes of limitations. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from these estimates.

16.  Common Stockholders’ Equity

The Exterran Holdings, Inc. 2007 Amended and Restated Stock Incentive Plan (the “2007 Plan”) allows us to withhold shares to use upon vesting of restricted stock at the then current market price to cover taxes required to be withheld on the vesting date. We purchased 157,233 of our shares from participants for approximately $2.4 million during 2012 to cover tax withholding. The 2007 Plan is administered by the compensation committee of our board of directors.

17.  Stock-based Compensation and Awards

The following table presents the stock-based compensation expense included in our results of operations (in thousands):

	Years Ended December 31,
	2012	2011	2010
Stock options	$2,552	$3,916	$5,273
Restricted stock, restricted stock units, cash settled restricted stock units, cash settled performance awards and phantom units	16,583	14,970	17,796
Employee stock purchase plan	114	278	282
Total stock-based compensation expense	$19,249	$19,164	$23,351

Stock Incentive Plan

In August 2007, we adopted the 2007 Plan that provides for the granting of stock-based awards in the form of options, restricted stock, restricted stock units, stock appreciation rights and performance awards to our employees and directors. In May 2011, our stockholders approved an amendment to the 2007 Plan increasing the aggregate number of shares of common stock available under the 2007 Plan to 12,500,000. Each option and stock appreciation right granted counts as one share against the aggregate share limit, and each share of restricted stock and each restricted stock unit granted counts as two shares against the aggregate share limit. Awards granted under the 2007 Plan that are subsequently cancelled, terminated or forfeited are available for future grant, and cash settled awards are not counted against the aggregate share limit.

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

The weighted average grant date fair value for options granted during the years ended December 31, 2012, 2011 and 2010 was $5.74, $5.81 and $8.71, respectively, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Years Ended December 31,
	2012	2011	2010
Expected life in years	4.5	4.5	4.5
Risk-free interest rate	0.78%	1.23%	2.13%
Volatility	47.96%	45.17%	42.94%
Dividend yield	0.0%	0.0%	0.0%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for a period commensurate with the estimated expected life of the stock options. Expected volatility is based on the historical volatility of our stock over the period commensurate with the expected life of the stock options and other factors. We have not historically paid a dividend and do not expect to pay a dividend during the expected life of the stock options.

The following table presents stock option activity for the year ended December 31, 2012 (in thousands, except per share data and remaining life in years):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options outstanding, December 31, 2011	3,271	$27.39
Granted	153	14.36
Exercised	(34)	16.41
Cancelled	(806)	26.55
Options outstanding, December 31, 2012	2,584	27.02	4.6	$10,866
Options exercisable, December 31, 2012	1,828	31.99	3.6	5,425

Intrinsic value is the difference between the market value of our stock and the exercise price of each option multiplied by the number of options outstanding for those options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during 2012, 2011 and 2010 was $0.1 million, $0.2 million and $0.5 million, respectively. As of December 31, 2012, we expect $2.6 million of unrecognized compensation cost related to unvested stock options to be recognized over the weighted-average period of 1.6 years.

Restricted Stock, Restricted Stock Units, Cash Settled Restricted Stock Units and Cash Settled Performance Awards

For grants of restricted stock and restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the date of grant. We remeasure the fair value of cash settled restricted stock units and cash settled performance awards and record a cumulative adjustment of the expense previously recognized. Our obligation related to the cash settled restricted stock units and cash settled performance awards is reflected as a liability in our consolidated balance sheets. Our grants of restricted stock, restricted stock units, cash settled restricted stock units and cash settled performance awards generally vest 33 1/3% on each of the first three anniversaries of the grant date.

The following table presents restricted stock, restricted stock unit, cash settled restricted stock unit and cash settled performance award activity for the year ended December 31, 2012 (in thousands, except per share data):

	Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, December 31, 2011	1,670	$19.49
Granted	1,221	14.33
Vested	(772)	19.09
Change in expected vesting of cash settled performance awards	44	14.36
Cancelled	(171)	22.39
Non-vested awards, December 31, 2012(1)	1,992	16.12

(1)                  Non-vested awards as of December 31, 2012 are comprised of 545 thousand cash settled restricted stock units and cash settled performance awards and 1,447 thousand restricted stock shares and stock settled restricted stock units.

As of December 31, 2012, $22.6 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units, cash settled restricted stock units and cash settled performance awards is expected to be recognized over the weighted-average period of 1.7 years.

Employee Stock Purchase Plan

In August 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. In May 2011, our stockholders approved an amendment to the ESPP that increased the aggregate number of shares of common stock available for purchase under the ESPP to 1,000,000. At December 31, 2012, 304,548 shares remained available for purchase under the ESPP. Our ESPP is compensatory and, as a result, we record an expense on our consolidated statements of operations related to the ESPP. Since July 2009, the purchase discount under the ESPP has been 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.

Directors’ Stock and Deferral Plan

On August 20, 2007, we adopted the Exterran Holdings, Inc. Directors’ Stock and Deferral Plan to provide non-employee members of the board of directors with an opportunity to elect to receive our common stock as payment for a portion or all of their retainer and meeting fees. The number of shares paid each quarter is determined by dividing the dollar amount of fees elected to be paid in common stock by the closing sales price per share of the common stock on the last day of the quarter. In addition, directors who elect to receive a portion or all of their fees in the form of common stock may also elect to defer, until a later date, the receipt of a portion or all of their fees to be received in common stock. We have reserved 100,000 shares under the Directors’ Stock and Deferral Plan, and as of December 31, 2012, 59,052 shares remain available to be issued under the plan.

Employment Inducement Plan

In anticipation of certain key management changes, in November 2011 our board of directors adopted the Exterran Holdings, Inc. 2011 Employment Inducement Long-Term Equity Plan (the “Employment Inducement Plan”), which authorizes the issuance of up to 1,000,000 of non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance awards to certain newly-hired employees of us or our affiliates. The Employment Inducement Plan is only available to grant awards to an individual, as a material inducement to such individual to enter into employment with us, who (i) has not previously been an employee of us or our affiliates or (ii) is rehired following a bona fide period of non-employment with us and our affiliates. Awards granted under the Employment Inducement Plan that are subsequently cancelled, terminated or forfeited are available for future grant. As of December 31, 2012, 539,982 shares remain available to be issued under the Employment Inducement Plan. We do not intend to issue any additional equity under the Employment Inducement Plan, other than as necessary to materially induce a high-level executive to enter into employment with us.

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

Partnership Phantom Units

During the year ended December 31, 2012, the Partnership granted 29,717 phantom units to officers and directors of Exterran GP LLC and certain of our employees, which vest 33 1/3% on each of the first three anniversaries of the grant date.

The following table presents phantom unit activity for the year ended December 31, 2012:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2011	75,267	$21.45
Granted	29,717	22.62
Vested	(40,329)	18.73
Cancelled	(771)	28.50
Phantom units outstanding, December 31, 2012	63,884	23.62

As of December 31, 2012, $1.0 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 1.7 years.

18.  Retirement Benefit Plan

Our 401(k) retirement plan provides for optional employee contributions up to the Internal Revenue Service limit and discretionary employer matching contributions. We make discretionary matching contributions to each participant’s account at a rate of (i) 100% of each participant’s first 1% of contributions plus (ii) 50% of each participant’s contributions up to the next 5% of eligible compensation. We made no discretionary matching contributions from July 1, 2009 through June 30, 2010, but began making them again effective on July 1, 2010. We recorded matching contributions of $7.6 million, $8.7 million and $3.9 million during 2012, 2011 and 2010, respectively.

19.  Transactions Related to the Partnership

In March 2012, we sold to the Partnership contract operations customer service agreements with 39 customers and a fleet of 406 compressor units used to provide compression services under those agreements, comprising approximately 188,000 horsepower, or 5% (by then available horsepower) of our and the Partnership’s combined U.S. contract operations business. The assets sold also included 139 compressor units, comprising approximately 75,000 horsepower, that we previously leased to the Partnership, and a natural gas processing plant with a capacity of 10 million cubic feet per day used to provide processing services. Total consideration for the transaction was approximately $182.8 million, excluding transaction costs, and consisted of the Partnership’s payment of $77.4 million in cash and assumption of $105.4 million of our long-term debt.

In March 2012, the Partnership sold, pursuant to a public underwritten offering, 4,965,000 common units representing limited partner interests in the Partnership, including 465,000 common units sold pursuant to an over-allotment option. The Partnership used the $114.5 million of net proceeds from this offering to repay borrowings outstanding under its revolving credit facility. In connection with this sale and as permitted under the Partnership’s partnership agreement, the Partnership issued and sold to Exterran General Partner, L.P. (“GP”), our wholly-owned subsidiary and the Partnership’s general partner, approximately 101,000 general partner units in consideration of the continuation of GP’s approximate 2.0% general partner interest in the Partnership. The change in our ownership interest in the Partnership resulting from the sale of the common units resulted in adjustments to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

In June 2011, we sold to the Partnership contract operations customer service agreements with 34 customers and a fleet of 407 compressor units used to provide compression services under those agreements, comprising approximately 289,000 horsepower, or 8% (by then available horsepower) of our and the Partnership’s combined U.S. contract operations business (the “June 2011 Contract Operations Acquisition”). In addition, the assets sold included 207 compressor units, comprising approximately 98,000 horsepower, that we previously leased to the Partnership, and a natural gas processing plant with a capacity of 8 million cubic feet per day used to provide processing services. Total consideration for the transaction was approximately $223.0 million, excluding transaction costs. In connection with this acquisition, the Partnership assumed $159.4 million of our debt, paid us $62.2 million in cash and issued approximately 51,000 general partner units to GP.

In May 2011, the Partnership sold, pursuant to a public underwritten offering, 5,134,175 common units representing limited partner interests in the Partnership, including 134,175 common units sold pursuant to an over-allotment option. The Partnership used the $127.7 million of net proceeds from this offering (i) to repay approximately $64.8 million of borrowings outstanding under its revolving credit facility and (ii) for general partnership purposes, including to fund a portion of the consideration for the June 2011 Contract Operations Acquisition. In connection with this sale and as permitted under the Partnership’s partnership agreement, the Partnership issued and sold to GP approximately 53,000 general partner units in consideration of the continuation of GP’s approximate 2.0% general partner interest in the Partnership. The change in our ownership interest in the Partnership resulting from the sale of the common units resulted in adjustments to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

In March 2011, we sold, pursuant to a public underwritten offering, 5,914,466 common units representing limited partner interests in the Partnership, including 664,466 common units sold pursuant to an over-allotment option. We used the $162.2 million of net proceeds received from the sale of the common units to repay borrowings under our revolving credit facility and term loan. The change in our ownership interest in the Partnership resulting from the sale of the common units resulted in adjustments to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

In September 2010, we sold, pursuant to a public underwritten offering, 5,290,000 common units representing limited partner interests in the Partnership, including 690,000 common units sold pursuant to an over-allotment option. We used the $109.4 million of net proceeds received from the sale of the common units to repay borrowings under our revolving credit facility and term loan. The change in our ownership interest in the Partnership from the sale of the common units resulted in adjustments to noncontrolling interest, accumulated other comprehensive income (loss) and additional paid-in capital to reflect our new ownership percentage in the Partnership.

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

The table below presents the effects of changes from net loss attributable to Exterran stockholders and changes in our equity interest of the Partnership on our equity attributable to Exterran’s stockholders (in thousands):

	Years Ended December 31,
	2012	2011
Net loss attributable to Exterran stockholders	$(39,486)	$(340,608)
Increase in Exterran stockholders’ additional paid in capital for sale of Partnership units	49,202	123,904
Change from net loss attributable to Exterran stockholders and transfers to the noncontrolling interest	$9,716	$(216,704)

20.  Commitments and Contingencies

Rent expense for 2012, 2011 and 2010 was approximately $22.2 million, $22.9 million and $21.7 million, respectively. Commitments for future minimum rental payments with terms in excess of one year at December 31, 2012 are as follows (in thousands):

December 31,
2012
2013	$12,930
2014	9,067
2015	7,901
2016	6,682
2017	6,203
Thereafter	22,922
Total	$65,705

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of December 31, 2012
Performance guarantees through letters of credit(1)	2013-2017	$246,017
Standby letters of credit	2013	13,466
Commercial letters of credit	2013	1,736
Bid bonds and performance bonds(1)	2013-2018	82,325
Maximum potential undiscounted payments		$343,544

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

As a result of the new methodology, our ad valorem tax expense (which is reflected on our consolidated statements of operations as a component of Cost of goods sold (excluding depreciation and amortization expense)) includes a benefit of $6.8 million, of which approximately $1.5 million has been agreed to by a number of Appraisal Review Boards, for the year ended December 31, 2012.

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

21.  Recent Accounting Developments

In May 2011, the FASB issued an update to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This update changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This update is effective for interim and annual periods beginning on or after December 15, 2011. Our adoption of this new guidance on January 1, 2012 did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued an update on the presentation of other comprehensive income. Under this update, entities will be required to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This update is effective for interim and annual periods beginning on or after December 15, 2011. Our adoption of this new guidance on January 1, 2012 did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued an update allowing entities to use a qualitative approach to test goodwill for impairment. Under this update, entities are permitted to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Our adoption of this new guidance on January 1, 2012 did not have a material impact on our consolidated financial statements.

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

No individual customer accounted for more than 10% of our consolidated revenues during any of the periods presented. The following table presents sales and other financial information by reportable segment for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	North
	America	International			Reportable
	Contract	Contract	Aftermarket		Segments
	Operations	Operations	Services	Fabrication	Total	Other(1)	Total(2)
2012:
Revenue from external customers	$605,367	$463,957	$385,861	$1,348,417	$2,803,602	$—	$2,803,602
Gross margin(3)	316,123	279,349	82,271	156,480	834,223	—	834,223
Total assets	1,846,447	918,187	98,104	469,520	3,332,258	900,843	4,233,101
Capital expenditures	247,021	138,694	3,304	23,518	412,537	16,194	428,731

2011:
Revenue from external customers	$588,034	$445,059	$371,327	$1,225,459	$2,629,879	$—	$2,629,879
Gross margin(3)	284,984	260,654	59,567	123,222	728,427	—	728,427
Total assets	1,982,513	887,046	92,169	384,099	3,345,827	896,951	4,242,778
Capital expenditures	182,178	58,767	1,768	22,077	264,790	7,395	272,185

2010:
Revenue from external customers	$592,055	$465,144	$293,757	$1,066,227	$2,417,183	$—	$2,417,183
Gross margin(3)	300,431	289,787	45,365	161,505	797,088	—	797,088
Total assets	1,981,757	976,700	144,554	580,255	3,683,266	928,476	4,611,742
Capital expenditures	106,720	106,530	1,332	12,187	226,769	4,838	231,607

The following table presents assets from reportable segments to total assets as of December 31, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2012	2011
Assets from reportable segments	$3,332,258	$3,345,827
Other assets(1)	900,843	896,951
Assets associated with discontinued operations	21,746	117,884
Consolidated assets	$4,254,847	$4,360,662

The following table presents geographic data as of and for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	U.S.	International	Consolidated
2012:
Revenues from external customers	$1,820,069	$983,533	$2,803,602
Property, plant and equipment, net	$1,882,580	$959,451	$2,842,031

2011:
Revenues from external customers	$1,453,758	$1,176,121	$2,629,879
Property, plant and equipment, net	$1,993,082	$941,582	$2,934,664

2010:
Revenues from external customers	$1,090,096	$1,327,087	$2,417,183
Property, plant and equipment, net	$1,985,180	$1,029,418	$3,014,598

(1)                  Includes corporate related items.

(2)                  Totals exclude assets, capital expenditures and the operating results of discontinued operations.

(3)                  Gross margin, a non-GAAP financial measure, is reconciled to net income (loss) below.

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management to evaluate the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

The following table reconciles net loss to gross margin (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net loss	$(37,169)	$(339,618)	$(113,241)
Selling, general and administrative	376,359	352,780	351,998
Depreciation and amortization	350,847	356,972	392,153
Long-lived asset impairment	183,445	6,068	143,874
Restructuring charges	6,636	11,594	—
Goodwill impairment	—	196,807	—
Interest expense	134,376	149,473	136,149
Equity in (income) loss of non-consolidated affiliates	(51,483)	471	609
Other (income) expense, net	430	(5,620)	(11,413)
Benefit from income taxes	(62,375)	(10,605)	(62,302)
(Income) loss from discontinued operations, net of tax	(66,843)	10,105	(40,739)
Gross margin	$834,223	$728,427	$797,088

23.  Supplemental Guarantor Financial Information

Exterran Energy Corp., our 100% owned subsidiary, was the original issuer of the 4.75% Notes, which Exterran Holdings, Inc. (“Parent”) had agreed to fully and unconditionally guarantee. In the second quarter of 2012, in connection with an organizational restructuring of certain of our subsidiaries, Exterran Energy Corp. distributed and assigned substantially all its assets and liabilities, including its obligations under the 4.75% Notes, to Parent. As a result, Parent became the direct obligor under the 4.75% Notes; therefore, subsidiary issuer financial information for the 4.75% Notes is no longer provided in this footnote.

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

Condensed Consolidating Balance Sheet

December 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$142	$754,303	$461,810	$(33)	$1,216,222
Current assets associated with discontinued operations	—	—	21,746	—	21,746
Total current assets	142	754,303	483,556	(33)	1,237,968
Property, plant and equipment, net	—	1,299,797	1,542,234	—	2,842,031
Investments in affiliates	1,631,185	1,145,551	—	(2,776,736)	—
Intangible and other assets, net	33,234	37,748	123,681	(19,815)	174,848
Intercompany receivables	704,319	83,362	419,108	(1,206,789)	—
Total long-term assets	2,368,738	2,566,458	2,085,023	(4,003,340)	3,016,879
Total assets	$2,368,880	$3,320,761	$2,568,579	$(4,003,373)	$4,254,847

LIABILITIES AND EQUITY

Current liabilities	$5,844	$462,668	$294,529	$(74)	$762,967
Current liabilities associated with discontinued operations	—	—	11,572	—	11,572
Total current liabilities	5,844	462,668	306,101	(74)	774,539
Long-term debt	884,423	—	680,500	—	1,564,923
Intercompany payables	—	1,123,427	83,362	(1,206,789)	—
Other long-term liabilities	—	103,481	128,375	(19,774)	212,082
Long-term liabilities associated with discontinued operations	—	—	1,044	—	1,044
Total liabilities	890,267	1,689,576	1,199,382	(1,226,637)	2,552,588
Total equity	1,478,613	1,631,185	1,369,197	(2,776,736)	1,702,259
Total liabilities and equity	$2,368,880	$3,320,761	$2,568,579	$(4,003,373)	$4,254,847

Condensed Consolidating Balance Sheet

December 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$94	$562,964	$522,193	$12	$1,085,263
Current assets associated with discontinued operations	—	—	38,664	—	38,664
Total current assets	94	562,964	560,857	12	1,123,927
Property, plant and equipment, net	—	1,504,399	1,430,265	—	2,934,664
Investments in affiliates	1,531,223	1,456,782	—	(2,988,005)	—
Intangible and other assets, net	57,556	78,835	125,248	(38,788)	222,851
Intercompany receivables	1,092,298	96,378	637,165	(1,825,841)	—
Long-term assets associated with discontinued operations	—	—	79,220	—	79,220
Total long-term assets	2,681,077	3,136,394	2,271,898	(4,852,634)	3,236,735
Total assets	$2,681,171	$3,699,358	$2,832,755	$(4,852,622)	$4,360,662

LIABILITIES AND EQUITY

Current liabilities	$14,268	$352,981	$299,408	$(12,918)	$653,739
Current liabilities associated with discontinued operations	—	—	16,142	—	16,142
Total current liabilities	14,268	352,981	315,550	(12,918)	669,881
Long-term debt	1,227,399	—	545,640	—	1,773,039
Intercompany payables	—	1,705,911	119,930	(1,825,841)	—
Other long-term liabilities	2,268	109,243	137,359	(25,858)	223,012
Long-term liabilities associated with discontinued operations	—	—	14,688	—	14,688
Total liabilities	1,243,935	2,168,135	1,133,167	(1,864,617)	2,680,620
Total equity	1,437,236	1,531,223	1,699,588	(2,988,005)	1,680,042
Total liabilities and equity	$2,681,171	$3,699,358	$2,832,755	$(4,852,622)	$4,360,662

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$1,766,798	$1,228,428	$(191,624)	$2,803,602
Costs of sales (excluding depreciation and amortization expense)	—	1,393,194	767,809	(191,624)	1,969,379
Selling, general and administrative	788	203,067	172,504	—	376,359
Depreciation and amortization	—	136,236	214,611	—	350,847
Long-lived asset impairment	—	100,617	82,828	—	183,445
Restructuring charges	—	4,019	2,617	—	6,636
Interest expense	99,236	9,551	25,589	—	134,376
Other (income) expense:
Intercompany charges, net	(57,651)	49,753	7,898	—	—
Equity in income of affiliates	11,744	(49,638)	(51,483)	37,894	(51,483)
Other, net	40	(9,848)	10,238	—	430
Loss before income taxes	(54,157)	(70,153)	(4,183)	(37,894)	(166,387)
Provision for (benefit from) income taxes	(14,671)	(58,409)	10,705	—	(62,375)
Loss from continuing operations	(39,486)	(11,744)	(14,888)	(37,894)	(104,012)
Income from discontinued operations, net of tax	—	—	66,843	—	66,843
Net income (loss)	(39,486)	(11,744)	51,955	(37,894)	(37,169)
Less: Net income attributable to the noncontrolling interest	—	—	(2,317)	—	(2,317)
Net income (loss) attributable to Exterran stockholders	(39,486)	(11,744)	49,638	(37,894)	(39,486)
Other comprehensive income attributable to Exterran stockholders	17,850	10,292	3,888	(14,180)	17,850
Comprehensive income (loss) attributable to Exterran stockholders	$(21,636)	$(1,452)	$53,526	$(52,074)	$(21,636)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$1,363,693	$1,555,465	$(289,279)	$2,629,879
Costs of sales (excluding depreciation and amortization expense)	—	1,091,719	1,099,012	(289,279)	1,901,452
Selling, general and administrative	550	175,523	176,707	—	352,780
Depreciation and amortization	—	149,658	207,314	—	356,972
Long-lived asset impairment	—	4,724	1,344	—	6,068
Restructuring charges	—	—	11,594	—	11,594
Goodwill impairment	—	147,541	49,266	—	196,807
Interest expense	106,243	2,634	40,596	—	149,473
Other (income) expense:
Intercompany charges, net	(67,493)	67,493	—	—	—
Equity in loss of affiliates	315,023	100,239	471	(415,262)	471
Other, net	40	(10,586)	4,926	—	(5,620)
Loss before income taxes	(354,363)	(365,252)	(35,765)	415,262	(340,118)
Provision for (benefit from) income taxes	(13,755)	(50,229)	53,379	—	(10,605)
Loss from continuing operations	(340,608)	(315,023)	(89,144)	415,262	(329,513)
Loss from discontinued operations, net of tax	—	—	(10,105)	—	(10,105)
Net loss	(340,608)	(315,023)	(99,249)	415,262	(339,618)
Less: Net income attributable to the noncontrolling interest	—	—	(990)	—	(990)
Net loss attributable to Exterran stockholders	(340,608)	(315,023)	(100,239)	415,262	(340,608)
Other comprehensive income attributable to Exterran stockholders	26,284	17,519	6,319	(23,838)	26,284
Comprehensive loss attributable to Exterran stockholders	$(314,324)	$(297,504)	$(93,920)	$391,424	$(314,324)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$1,046,815	$1,615,474	$(245,106)	$2,417,183
Costs of sales (excluding depreciation and amortization expense)	—	849,663	1,015,538	(245,106)	1,620,095
Selling, general and administrative	802	149,689	201,507	—	351,998
Depreciation and amortization	—	135,028	257,125	—	392,153
Long-lived asset impairment	—	111,793	32,081	—	143,874
Interest (income) expense	32,792	(10,173)	113,530	—	136,149
Other (income) expense:
Intercompany charges, net	(41,697)	41,697	—	—	—
Equity in (income) loss of affiliates	124,349	(23,268)	609	(101,081)	609
Other, net	40	(15,295)	3,842	—	(11,413)
Loss before income taxes	(116,286)	(192,319)	(8,758)	101,081	(216,282)
Provision for (benefit from) income taxes	(14,461)	(67,970)	20,129	—	(62,302)
Loss from continuing operations	(101,825)	(124,349)	(28,887)	101,081	(153,980)
Income from discontinued operations, net of tax	—	—	40,739	—	40,739
Net income (loss)	(101,825)	(124,349)	11,852	101,081	(113,241)
Less: Net loss attributable to the noncontrolling interest	—	—	11,416	—	11,416
Net income (loss) attributable to Exterran stockholders	(101,825)	(124,349)	23,268	101,081	(101,825)
Other comprehensive income attributable to Exterran stockholders	6,773	2,501	1,625	(4,126)	6,773
Comprehensive income (loss) attributable to Exterran stockholders	$(95,052)	$(121,848)	$24,893	$96,955	$(95,052)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(6,877)	$127,305	$267,443	$—	$387,871
Net cash provided by discontinued operations	—	—	2,054	—	2,054
Net cash provided by (used in) operating activities	(6,877)	127,305	269,497	—	389,925
Cash flows from investing activities:
Capital expenditures	—	(205,356)	(223,375)	—	(428,731)
Contract operations acquisition	—	77,415	(77,415)	—	—
Proceeds from sale of property, plant and equipment	—	14,511	21,489	—	36,000
Capital distributions received from consolidated subsidiaries	—	30,782	—	(30,782)	—
Increase in restricted cash	—	—	(162)	—	(162)
Return of investments in non-consolidated affiliates	—	—	51,707	—	51,707
Cash invested in non-consolidated affiliates	—	—	(224)	—	(224)
Investment in consolidated subsidiaries	—	(27,184)	—	27,184	—
Net cash used in continuing operations	—	(109,832)	(227,980)	(3,598)	(341,410)
Net cash provided by discontinued operations	—	—	135,959	—	135,959
Net cash used in investing activities	—	(109,832)	(92,021)	(3,598)	(205,451)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,164,000	—	714,000	—	1,878,000
Repayments of long-term debt	(1,422,150)	—	(684,489)	—	(2,106,639)
Payments for debt issuance costs	—	—	(1,011)	—	(1,011)
Net proceeds from the sale of Partnership units	—	—	114,530	—	114,530
Proceeds from stock options exercised	562	—	—	—	562
Proceeds from stock issued pursuant to our employee stock purchase plan	1,635	—	—	—	1,635
Purchases of treasury stock	(2,422)	—	—	—	(2,422)
Stock-based compensation excess tax benefit	1,139	—	—	—	1,139
Distributions to noncontrolling partners in the Partnership	—	—	(87,866)	30,782	(57,084)
Net proceeds from sale of general partner units	—	—	2,426	(2,426)	—
Capital contributions received from parent	—	—	24,758	(24,758)	—
Borrowings (repayments) between consolidated subsidiaries, net	264,044	(9,822)	(254,222)	—	—
Net cash provided by (used in) financing activities	6,808	(9,822)	(171,874)	3,598	(171,290)
Effect of exchange rate changes on cash and cash equivalents	—	—	(486)	—	(486)
Net increase (decrease) in cash and cash equivalents	(69)	7,651	5,116	—	12,698
Cash and cash equivalents at beginning of year	93	2,810	19,000	—	21,903
Cash and cash equivalents at end of year	$24	$10,461	$24,116	$—	$34,601

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(1,191)	$62,519	$50,389	$—	$111,717
Net cash provided by discontinued operations	—	—	8,726	—	8,726
Net cash provided by (used in) operating activities	(1,191)	62,519	59,115	—	120,443
Cash flows from investing activities:
Capital expenditures	—	(171,470)	(100,715)	—	(272,185)
Contract operations acquisition	—	62,217	(62,217)	—	—
Proceeds from sale of property, plant and equipment	—	13,423	29,619	—	43,042
Cash paid for business acquisition	—	(3,000)	—	—	(3,000)
Capital distributions received from consolidated subsidiaries	—	30,766	—	(30,766)	—
Decrease in restricted cash	—	—	820	—	820
Investment in consolidated subsidiaries	—	(33,713)	—	33,713	—
Cash invested in non-consolidated affiliates	—	—	(471)	—	(471)
Return on investments in consolidated subsidiaries	87,419	—	87,419	(174,838)	—
Net cash provided by (used in) continuing operations	87,419	(101,777)	(45,545)	(171,891)	(231,794)
Net cash used in discontinued operations	—	—	(7,390)	—	(7,390)
Net cash provided by (used in) investing activities	87,419	(101,777)	(52,935)	(171,891)	(239,184)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,336,240	—	557,500	—	1,893,740
Repayments of long-term debt	(1,409,644)	—	(626,527)	—	(2,036,171)
Payments for debt issuance costs	(7,666)	—	(1,157)	—	(8,823)
Net proceeds from the sale of Partnership units	—	162,236	127,672	—	289,908
Proceeds from stock options exercised	526	—	—	—	526
Proceeds from stock issued pursuant to our employee stock purchase plan	1,887	—	—	—	1,887
Purchases of treasury stock	(2,941)	—	—	—	(2,941)
Stock-based compensation excess tax benefit	1,034	—	—	—	1,034
Distributions to noncontrolling partners in the Partnership	—	—	(70,636)	30,766	(39,870)
Net proceeds from sale of general partner units	—	—	1,316	(1,316)	—
Capital distributions to affiliates	—	(87,419)	(87,419)	174,838	—
Capital contributions received from parent	—	—	32,397	(32,397)	—
Borrowings (repayments) between consolidated subsidiaries, net	(5,731)	(34,285)	40,016	—	—
Net cash provided by (used in) financing activities	(86,295)	40,532	(26,838)	171,891	99,290
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,007)	—	(3,007)
Net increase (decrease) in cash and cash equivalents	(67)	1,274	(23,665)	—	(22,458)
Cash and cash equivalents at beginning of year	160	1,536	42,665	—	44,361
Cash and cash equivalents at end of year	$93	$2,810	$19,000	$—	$21,903

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(7,515)	$66,224	$316,568	$—	$375,277
Net cash used in discontinued operations	—	—	(8,964)	—	(8,964)
Net cash provided by (used in) operating activities	(7,515)	66,224	307,604	—	366,313
Cash flows from investing activities:
Capital expenditures	—	(95,309)	(136,298)	—	(231,607)
Proceeds from sale of property, plant and equipment	—	13,970	7,758	—	21,728
Capital distributions received from consolidated subsidiaries	—	32,460	—	(32,460)	—
Decrease in restricted cash	—	—	12,930	—	12,930
Investment in consolidated subsidiaries	—	(24,720)	—	24,720	—
Cash invested in non-consolidated affiliates	—	—	(609)	—	(609)
Return on investments in consolidated subsidiaries	109,556	—	109,556	(219,112)	—
Net cash provided by (used in) continuing operations	109,556	(73,599)	(6,663)	(226,852)	(197,558)
Net cash provided by discontinued operations	—	—	94,593	—	94,593
Net cash provided by (used in) investing activities	109,556	(73,599)	87,930	(226,852)	(102,965)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,627,244	—	471,000	—	2,098,244
Repayments of long-term debt	(1,459,836)	—	(1,018,561)	—	(2,478,397)
Payments for debt issuance costs	(7,782)	—	(4,252)	—	(12,034)
Net proceeds from the sale of Partnership units	—	109,365	—	—	109,365
Proceeds from stock options exercised	840	—	—	—	840
Proceeds from stock issued pursuant to our employee stock purchase plan	2,224	—	—	—	2,224
Purchases of treasury stock	(2,061)	—	—	—	(2,061)
Stock-based compensation excess tax benefit	1,182	—	—	—	1,182
Distributions to noncontrolling partners in the Partnership	—	—	(50,490)	32,460	(18,030)
Capital distributions to affiliates	—	(109,556)	(109,556)	219,112	—
Capital contributions received from parent	—	—	24,720	(24,720)	—
Borrowings (repayments) between consolidated subsidiaries, net	(263,741)	4,148	259,593	—	—
Net cash provided by (used in) financing activities	(101,930)	3,957	(427,546)	226,852	(298,667)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,872)	—	(1,872)
Net increase (decrease) in cash and cash equivalents	111	(3,418)	(33,884)	—	(37,191)
Cash and cash equivalents at beginning of year	49	4,954	76,549	—	81,552
Cash and cash equivalents at end of year	$160	$1,536	$42,665	$—	$44,361

24.  Selected Quarterly Financial Data (Unaudited)

In management’s opinion, the summarized quarterly financial data below (in thousands, except per share amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our financial position and the results of operations for the respective periods.

	March 31,	June 30,	September 30,	December 31,
	2012(1)(2)	2012(3)	2012(4)	2012(5)

Revenue from external customers	$615,241	$630,735	$718,704	$838,922
Gross profit(6)	109,056	(14,803)	130,513	137,809
Net income (loss) attributable to Exterran stockholders	5,495	(152,608)	113,366	(5,739)
Income (loss) per common share attributable to Exterran stockholders:
Basic	$0.09	$(2.40)	$1.75	$(0.09)
Diluted	0.09	(2.40)	1.74	(0.09)

	March 31,	June 30,	September 30,	December 31,
	2011(2)	2011	2011(7)	2011(8)

Revenue from external customers	$606,928	$644,068	$689,820	$689,063
Gross profit(6)	105,424	90,374	105,284	102,117
Net loss attributable to Exterran stockholders	(30,030)	(28,026)	(215,974)	(66,578)
Loss per common share attributable to Exterran stockholders:
Basic	$(0.48)	$(0.45)	$(3.44)	$(1.06)
Diluted	(0.48)	(0.45)	(3.44)	(1.06)

(1)         In the first quarter of 2012, we recorded $37.6 million of equity in income of non-consolidated affiliates received in conjunction with the sale of our Venezuelan joint ventures’ assets (see Note 7), $4.1 million of long-lived asset impairments (see Note 13) and $3.0 million of restructuring charges (see Note 14).

(2)         In June 2012, we committed to a plan to sell our contract operations and aftermarket services businesses in Canada (see Note 2). Our Canadian contract operations and aftermarket services businesses are reflected as discontinued operations in our consolidated financial statements. As a result, we reclassified $11.3 million and $11.6 million of revenue for the three months ended March 31, 2012 and 2011, respectively, to discontinued operations.

(3)         In the second quarter of 2012, we recorded $128.5 million of long-lived assets impairments (see Note 13), $4.7 million of equity in income of non-consolidated affiliates (see Note 7), $1.3 million of restructuring charges (see Note 14) and $40.8 million impairment of Canadian discontinued operations (see Note 2).

(4)         In the third quarter of 2012, we recorded $126.7 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 2), $4.8 million of equity in income of non-consolidated affiliates (see Note 7), $3.2 million of long-lived asset impairments (see Note 13), $1.5 million of restructuring charges (see Note 14) and $27.7 million impairment of Canadian discontinued operations (see Note 2).

(5)         In the fourth quarter of 2012, we recorded $46.8 million of long-lived assets impairment related to our plan to abandon our contract water treatment business (see Note 13), $16.8 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 2), $4.6 million of equity in income of non-consolidated affiliates (see Note 7) and $11.6 million impairment of Canadian discontinued operations (see Note 2).

(6)         Gross profit is defined as revenue less cost of sales, direct depreciation and amortization expense and long-lived asset impairment charges.

(7)         In the third quarter of 2011, we recorded a $196.1 million goodwill impairment charge (see Note 8) and $2.9 million of restructuring charges (see Note 14).

(8)         In the fourth quarter of 2011, we recorded $8.7 million of restructuring charges (see Note 14).

25.  Subsequent Event

In January 2013, we redeemed for cash all $143.8 million principal amount outstanding of our 4.75% Notes at a redemption price of 100% of the principal amount thereof plus accrued but unpaid interest to, but excluding, the redemption date. Upon redemption, the 4.75% Notes are no longer deemed outstanding, interest ceased to accrue thereon and all rights of the holders of the 4.75% Notes ceased to exist. The redemption of the 4.75% Notes was financed from our revolving credit facility. At December 31, 2012, we had $0.9 million of unamortized deferred financing costs that will be expensed in the first quarter of 2013.

SCHEDULE II

EXTERRAN HOLDINGS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
December 31, 2012	$11,270	$8,754	$4,972	(1)	$15,052
December 31, 2011	13,088	1,488	3,306	(1)	11,270
December 31, 2010	15,321	4,749	6,982	(1)	13,088
Allowance for obsolete and slow moving inventory deducted from inventories in the balance sheet
December 31, 2012	$14,011	$1,005	$3,280	(2)	$11,736
December 31, 2011	15,945	4,975	6,909	(2)	14,011
December 31, 2010	16,038	2,337	2,430	(2)	15,945
Allowance for deferred tax assets not expected to be realized
December 31, 2012	$76,056	$29,132	$19,134	(3)	$86,054
December 31, 2011	18,131	70,513	12,588	(3)	76,056
December 31, 2010	20,024	5,122	7,015	(3)	18,131

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