Form 10-Q
period 2013-03-31
EXTERRAN HOLDINGS INC.
filed 2013-05-02
CIK 1389050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

Number of shares of the common stock of the registrant outstanding as of April 25, 2013: 65,678,755 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$33,198	$34,601
Restricted cash	1,283	1,283
Accounts receivable, net of allowance of $13,136 and $15,052, respectively	457,363	451,547
Inventory, net	430,862	387,710
Costs and estimated earnings in excess of billings on uncompleted contracts	201,396	159,098
Current deferred income taxes	82,459	88,508
Other current assets	94,532	93,475
Current assets associated with discontinued operations	20,994	21,746
Total current assets	1,322,087	1,237,968
Property, plant and equipment, net	2,859,422	2,842,031
Intangible and other assets, net	181,246	174,848
Long-term assets associated with discontinued operations	297	—
Total assets	$4,363,052	$4,254,847

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$267,060	$232,165
Accrued liabilities	266,487	271,321
Deferred revenue	96,953	95,230
Billings on uncompleted contracts in excess of costs and estimated earnings	142,141	164,251
Current liabilities associated with discontinued operations	9,782	11,572
Total current liabilities	782,423	774,539
Long-term debt	1,629,654	1,564,923
Deferred income taxes	136,649	120,934
Other long-term liabilities	83,438	91,148
Long-term liabilities associated with discontinued operations	933	1,044
Total liabilities	2,633,097	2,552,588
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 72,198,737 and 71,291,230 shares issued, respectively	722	713
Additional paid-in capital	3,751,992	3,710,758
Accumulated other comprehensive income	18,466	23,909
Accumulated deficit	(1,997,203)	(2,047,408)
Treasury stock — 6,512,647 and 6,376,426 common shares, at cost, respectively	(212,727)	(209,359)
Total Exterran stockholders’ equity	1,561,250	1,478,613
Noncontrolling interest	168,705	223,646
Total equity	1,729,955	1,702,259
Total liabilities and equity	$4,363,052	$4,254,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
North America contract operations	$159,431	$150,588
International contract operations	109,558	112,786
Aftermarket services	83,612	89,645
Fabrication	458,776	262,222
	811,377	615,241
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	72,053	74,236
International contract operations	46,199	43,889
Aftermarket services	65,446	71,731
Fabrication	402,399	235,602
Selling, general and administrative	84,979	94,839
Depreciation and amortization	82,646	85,111
Long-lived asset impairment	3,563	4,122
Restructuring charges	—	3,047
Interest expense	27,874	37,991
Equity in income of non-consolidated affiliates	(4,665)	(37,339)
Other (income) expense, net	(9,809)	(6,094)
	770,685	607,135
Income before income taxes	40,692	8,106
Provision for (benefit from) income taxes	15,151	(343)
Income from continuing operations	25,541	8,449
Income (loss) from discontinued operations, net of tax	33,250	(1,162)
Net income	58,791	7,287
Less: Net income attributable to the noncontrolling interest	(8,586)	(1,792)
Net income attributable to Exterran stockholders	$50,205	$5,495

Basic income (loss) per common share:
Income from continuing operations attributable to Exterran stockholders	$0.26	$0.10
Income (loss) from discontinued operations attributable to Exterran stockholders	0.51	(0.01)
Net Income attributable to Exterran stockholders	$0.77	$0.09

Diluted income (loss) per common share:
Income from continuing operations attributable to Exterran stockholders	$0.26	$0.10
Income (loss) from discontinued operations attributable to Exterran stockholders	0.50	(0.01)
Net income attributable to Exterran stockholders	$0.76	$0.09
Weighted average common and equivalent shares outstanding:
Basic	65,291	64,515
Diluted	65,810	64,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$58,791	$7,287
Other comprehensive income (loss), net of tax:
Derivative gain, net of reclassifications to earnings	1,081	998
Adjustments from changes in ownership of Partnership	(703)	360
Amortization of payments to terminate interest rate swaps	325	3,888
Foreign currency translation adjustment	(5,262)	751
Total other comprehensive income (loss)	(4,559)	5,997
Comprehensive income	54,232	13,284
Less: Comprehensive income attributable to the noncontrolling interest	(9,470)	(1,261)
Comprehensive income attributable to Exterran stockholders	$44,762	$12,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(unaudited)

	Exterran Holdings, Inc. Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2011	$704	$3,645,332	$6,059	$(206,937)	$(2,007,922)	$242,806	$1,680,042
Treasury stock purchased				(1,757)			(1,757)
Shares issued in employee stock purchase plan		405					405
Stock-based compensation, net of forfeitures	7	4,431				180	4,618
Income tax benefit from stock-based compensation expense		(1,580)					(1,580)
Net proceeds from sale of Partnership units, net of tax		49,240				35,920	85,160
Cash distribution to noncontrolling unitholders of the Partnership						(12,207)	(12,207)
Comprehensive income (loss):
Net income					5,495	1,792	7,287
Derivative gain (loss), net of reclassifications to earnings and tax			1,529			(531)	998
Adjustments from changes in ownership of Partnership			360				360
Amortization of payments to terminate interest rate swaps, net of tax			3,888				3,888
Foreign currency translation adjustment			751				751
Balance at March 31, 2012	$711	$3,697,828	$12,587	$(208,694)	$(2,002,427)	$267,960	$1,767,965
Balance at December 31, 2012	$713	$3,710,758	$23,909	$(209,359)	$(2,047,408)	$223,646	$1,702,259
Treasury stock purchased				(3,368)			(3,368)
Options exercised	2	4,074					4,076
Shares issued in employee stock purchase plan		345					345
Stock-based compensation, net of forfeitures	7	4,035				89	4,131
Income tax benefit from stock-based compensation expense		1,207					1,207
Adjustments from changes in ownership of Partnership		31,573				(49,238)	(17,665)
Cash distribution to noncontrolling unitholders of the Partnership						(15,262)	(15,262)
Comprehensive income (loss):
Net income					50,205	8,586	58,791
Derivative gain, net of reclassifications to earnings and tax			197			884	1,081
Adjustments from changes in ownership of Partnership			(703)				(703)
Amortization of payments to terminate interest rate swaps, net of tax			325				325
Foreign currency translation adjustment			(5,262)				(5,262)
Balance at March 31, 2013	$722	$3,751,992	$18,466	$(212,727)	$(1,997,203)	$168,705	$1,729,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$58,791	$7,287
Adjustments:
Depreciation and amortization	82,646	85,111
Long-lived asset impairment	3,563	4,122
Amortization of deferred financing costs	2,968	2,886
(Income) loss from discontinued operations, net of tax	(33,250)	1,162
Amortization of debt discount	5,567	4,960
Provision for (benefit from) doubtful accounts	(449)	101
Gain on sale of property, plant and equipment	(7,380)	(211)
Equity in income of non-consolidated affiliates	(4,665)	(37,339)
Amortization of payments to terminate interest rate swaps	500	3,888
Gain on remeasurement of intercompany balances	(3,575)	(4,887)
Stock-based compensation expense	4,131	4,438
Deferred income tax provision	2,527	(9,729)
Changes in assets and liabilities:
Accounts receivable and notes	(5,554)	69,691
Inventory	(43,207)	(24,289)
Costs and estimated earnings versus billings on uncompleted contracts	(63,833)	(49,629)
Other current assets	155	6,317
Accounts payable and other liabilities	26,733	(8,735)
Deferred revenue	(2,904)	(14,856)
Other	(3,336)	(2,639)
Net cash provided by continuing operations	19,428	37,649
Net cash provided by discontinued operations	3,314	1,011
Net cash provided by operating activities	22,742	38,660

Cash flows from investing activities:
Capital expenditures	(106,990)	(115,472)
Proceeds from sale of property, plant and equipment	14,945	9,785
Return of investments in non-consolidated affiliates	4,665	37,563
Increase in restricted cash	—	(15)
Cash invested in non-consolidated affiliates	—	(224)
Net cash used in continuing operations	(87,380)	(68,363)
Net cash provided by (used in) discontinued operations	30,674	(1,081)
Net cash used in investing activities	(56,706)	(69,444)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,204,037	844,500
Repayments of long-term debt	(1,145,251)	(913,048)
Payments for debt issuance costs	(11,373)	(525)
Net proceeds from the sale of Partnership units	—	114,568
Proceeds from stock options exercised	2,576	—
Proceeds from stock issued pursuant to our employee stock purchase plan	345	405
Purchases of treasury stock	(3,368)	(1,757)
Stock-based compensation excess tax benefit	1,311	194
Distributions to noncontrolling partners in the Partnership	(15,262)	(12,207)
Net cash provided by financing activities	33,015	32,130

Effect of exchange rate changes on cash and equivalents	(454)	243
Net increase (decrease) in cash and cash equivalents	(1,403)	1,589
Cash and cash equivalents at beginning of period	34,601	21,903
Cash and cash equivalents at end of period	$33,198	$23,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Exterran Holdings, Inc. (“we” or “Exterran”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”)(“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2012. That report contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

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

Earnings (Loss) Attributable to Exterran Stockholders Per Common Share

Basic income (loss) attributable to Exterran stockholders per common share is computed by dividing income (loss) attributable to Exterran common stockholders by the weighted average number of shares outstanding for the period. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are included in the computation of earnings (loss) per share following the two-class method. Therefore, restricted share awards that contain nonforfeitable rights to receive dividends are included in the computation of basic and diluted earnings (loss) per share, unless their effect would be anti-dilutive.

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

The following table summarizes net income attributable to Exterran stockholders (in thousands):

	Three Months Ended March 31,
	2013	2012
Income from continuing operations attributable to Exterran stockholders	$16,955	$6,657
Income (loss) from discontinued operations, net of tax	33,250	(1,162)
Net income attributable to Exterran stockholders	$50,205	$5,495

The following table shows the potential shares of common stock that were included in computing diluted income (loss) attributable to Exterran stockholders per common share (in thousands):

	Three Months Ended March 31,
	2013	2012
Weighted average common shares outstanding — used in basic income (loss) per common share	65,291	64,515
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock and restricted stock units	517	54
On settlement of employee stock purchase plan shares	2	27
On exercise of warrants	**	**
On conversion of 4.25% convertible senior notes due 2014	**	**
On conversion of 4.75% convertible senior notes due 2014	**	**
Weighted average common shares outstanding — used in diluted income (loss) per common share	65,810	64,596

**           Excluded from diluted income (loss) per common share as their inclusion would have been anti-dilutive.

There were no adjustments to net income (loss) attributable to Exterran stockholders for the diluted earnings (loss) per share calculation for the three months ended March 31, 2013 and 2012.

The table below indicates the potential shares of common stock issuable that were excluded from computing diluted income (loss) attributable to Exterran stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2013	2012

Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	926	2,510
On exercise of options and vesting of restricted stock and restricted stock units	—	—
On settlement of employee stock purchase plan shares	—	—
On exercise of warrants	12,426	12,426
On conversion of 4.25% convertible senior notes due 2014	15,334	15,334
On conversion of 4.75% convertible senior notes due 2014	484	3,114
Net dilutive potential common shares issuable	29,170	33,384

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, changes in the fair value of derivative financial instruments, net of tax, that are designated as cash flow hedges and to the extent the hedge is effective, and adjustments related to changes in our ownership of the Partnership. The following table presents the changes in accumulated other comprehensive income by component, net of tax and excluding noncontrolling interest, for the three months ended March 31, 2013 and 2012:

	Derivatives -	Foreign Currency
	Cash Flow Hedges	Translation Adjustment	Total
Accumulated other comprehensive income (loss), December 31, 2012	$(2,984)	$26,893	$23,909
Loss recognized in other comprehensive income, net of tax	(659)	(5,262)	(5,921)
Loss reclassified from accumulated other comprehensive income (loss), net of tax	478 (1)	—	478
Other comprehensive loss attributable to Exterran stockholders	(181)	(5,262)	(5,443)
Accumulated other comprehensive income (loss), March 31, 2013	$(3,165)	$21,631	$18,466

(1) Includes a $0.7 million loss, net of a tax benefit of $0.2 million, which are reflected in interest expense and provision for (benefit from) income taxes, respectively, in our condensed consolidated statements of operations.

	Derivatives -	Foreign Currency
	Cash Flow Hedges	Translation Adjustment	Total
Accumulated other comprehensive income (loss), December 31, 2011	$(17,072)	$23,131	$6,059
Gain (loss) recognized in other comprehensive income, net of tax	(25)	751	726
Loss reclassified from accumulated other comprehensive income (loss), net of tax	5,802 (1)	—	5,802
Other comprehensive income attributable to Exterran stockholders	5,777	751	6,528
Accumulated other comprehensive income (loss), March 31, 2012	$(11,295)	$23,882	$12,587

(1) Includes an $8.9 million loss, net of a tax benefit of $3.1 million, which are reflected in interest expense and provision for (benefit from) income taxes, respectively, in our condensed consolidated statements of operations.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables, interest rate swaps and debt. At March 31, 2013 and December 31, 2012, the estimated fair values of these financial instruments approximated their carrying values as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt has been estimated based on quoted market yields in inactive markets or model-derived calculations using market yields observed in active markets, which are Level 2 inputs. The fair value of our floating rate debt has been estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 8 for additional information regarding the fair value hierarchy. The following table summarizes the fair value and carrying value of our debt as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$1,021,154	$1,078,000	$814,423	$857,000
Floating rate debt	608,500	609,000	750,500	761,000
Total debt	$1,629,654	$1,687,000	$1,564,923	$1,618,000

GAAP requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value and that changes in such fair values be recognized in earnings (loss) unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

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

In June 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela and by the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. The expropriation of our business in Venezuela meets the criteria established for recognition as discontinued operations under accounting standards for presentation of financial statements. Therefore, our Venezuela contract operations business is reflected as discontinued operations in our condensed consolidated financial statements.

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

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received an initial payment of $176.7 million in cash at closing, of which we remitted $50.0 million to the insurance company from which we collected $50.0 million in January 2010 under the terms of an insurance policy we maintained for the risk of expropriation. We received an installment payment of $16.8 million in the year ended December 31, 2012. In March 2013, we received an installment payment of $34.3 million, which includes a prepayment of $17.2 million for the second quarter 2013 installment payment due to us. The remaining principal amount due to us of approximately $215 million is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In connection with the sale of these assets, we have agreed to suspend the arbitration proceeding previously filed by our Spanish subsidiary against Venezuela pending payment in full by PDVSA Gas of the purchase price for these nationalized assets.

In February 2013, the Venezuelan government announced a devaluation of the Venezuelan bolivar. This devaluation resulted in a translation gain of approximately $1.4 million on the remeasurement of our net liability position associated with our discontinued operations in Venezuela and is reflected in other (income) loss, net in the table below during the three months ended March 31, 2013. The functional currency of our Venezuela subsidiary is the U.S. dollar and we had more liabilities than assets denominated in bolivars in Venezuela at the time of the devaluation. The exchange rate used to remeasure our net liabilities changed from 4.3 bolivars per U.S. dollar at December 31, 2012 to 6.3 bolivars per U.S. dollar in February 2013.

In June 2012, we committed to a plan to sell our contract operations and aftermarket services businesses in Canada as part of our continued emphasis on simplification and focus on our core businesses. We expect this sale to be completed within the next twelve months. Our Canadian contract operations and aftermarket services businesses are reflected as discontinued operations in our condensed consolidated financial statements. These operations were previously included in our North American contract operations and aftermarket services business segments. In connection with the planned disposition, we recorded impairments of long-lived assets totaling $2.1 million during the three months ended March 31, 2013. The impairment charges are reflected in income (loss) from discontinued operations, net of tax.

The table below summarizes the operating results of the discontinued operations (in thousands):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Venezuela	Canada	Total	Venezuela	Canada	Total
Revenue	$—	$10,828	$10,828	$—	$11,274	$11,274
Expenses and selling, general and administrative	227	11,039	11,266	172	13,851	14,023
Loss (recovery) attributable to expropriation and impairments	(33,199)	2,076	(31,123)	13	—	13
Other (income) loss, net	(2,592)	34	(2,558)	—	(686)	(686)
Provision for (benefit from) income taxes	—	(7)	(7)	440	(1,354)	(914)
Income (loss) from discontinued operations, net of tax	$35,564	$(2,314)	$33,250	$(625)	$(537)	$(1,162)

The table below summarizes the balance sheet data for discontinued operations (in thousands):

	March 31, 2013			December 31, 2012
	Venezuela	Canada	Total	Venezuela	Canada	Total
Cash	$134	$194	$328	$113	$791	$904
Accounts receivable	13	8,604	8,617	17	9,148	9,165
Inventory	—	10,319	10,319	—	9,826	9,826
Other current assets	14	1,716	1,730	41	1,810	1,851
Total current assets associated with discontinued operations	161	20,833	20,994	171	21,575	21,746
Property, plant and equipment	—	273	273	—	—	—
Intangible and other long-term assets	—	24	24	—	—	—
Total assets associated with discontinued operations	$161	$21,130	$21,291	$171	$21,575	$21,746

Accounts payable	$367	$2,911	$3,278	$499	$3,345	$3,844
Accrued liabilities	2,558	3,265	5,823	4,335	2,724	7,059
Deferred revenue	—	681	681	—	669	669
Total current liabilities associated with discontinued operations	2,925	6,857	9,782	4,834	6,738	11,572
Other long-term liabilities	340	593	933	455	589	1,044
Total liabilities associated with discontinued operations	$3,265	$7,450	$10,715	$5,289	$7,327	$12,616

3.  Inventory

Inventory, net of reserves, consisted of the following amounts (in thousands):

	March 31, 2013	December 31, 2012
Parts and supplies	$238,644	$232,737
Work in progress	151,288	120,930
Finished goods	40,930	34,043
Inventory, net of reserves	$430,862	$387,710

As of March 31, 2013 and December 31, 2012, we had inventory reserves of $12.6 million and $11.7 million, respectively.

4.  Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Compression equipment, facilities and other fleet assets	$4,256,299	$4,207,772
Land and buildings	185,868	186,410
Transportation and shop equipment	268,296	261,520
Other	164,922	161,681
	4,875,385	4,817,383
Accumulated depreciation	(2,015,963)	(1,975,352)
Property, plant and equipment, net	$2,859,422	$2,842,031

5.  Investments in Non-Consolidated Affiliates

Investments in affiliates that are not controlled by Exterran but where we have the ability to exercise significant control over the operations are accounted for using the equity method.

We own a 30.0% interest in WilPro Energy Services (PIGAP II) Limited and 33.3% interest in WilPro Energy Services (El Furrial) Limited, joint ventures that provided natural gas compression and injection services in Venezuela. In May 2009, PDVSA assumed control over the assets of our Venezuelan joint ventures and transitioned the operations including the hiring of their employees, to PDVSA. In March 2011, our Venezuelan joint ventures, together with the Netherlands’ parent company of our joint venture partners, filed a request for the institution of an arbitration proceeding against Venezuela with ICSID related to the seized assets and investments.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received an initial payment of $37.6 million in March 2012, and received installment payments totaling $14.1 million in the year ended December 31, 2012. In March 2013, we received an installment payment of $4.7 million. The remaining principal amount due to us of approximately $52 million is payable in quarterly cash installments through the first quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as equity in (income) loss of non-consolidated affiliates in our condensed consolidated statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

6.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Revolving credit facility due July 2016	$220,500	$70,000
Partnership’s revolving credit facility due November 2015	—	530,500
Partnership’s term loan facility due November 2015	—	150,000
Partnership’s revolving credit facility due May 2018	238,000	—
Partnership’s term loan facility due May 2018	150,000	—
Partnership’s 6% senior notes due April 2021 (presented net of the unamortized discount of $5.5 million as of March 31, 2013)	344,548	—
4.25% convertible senior notes due June 2014 (presented net of the unamortized discount of $28.8 million and $34.3 million, respectively)	326,228	320,673
4.75% convertible senior notes due January 2014	—	143,750
7.25% senior notes due December 2018	350,000	350,000
Other, interest at various rates, collateralized by equipment and other assets	378	—
Long-term debt	$1,629,654	$1,564,923

In January 2013, we redeemed for cash all $143.8 million principal amount outstanding of our 4.75% Convertible Senior Notes (the “4.75% Notes”) at a redemption price of 100% of the principal amount thereof plus accrued but unpaid interest to, but excluding, the redemption date. Upon redemption, the 4.75% Notes were no longer deemed outstanding, interest ceased to accrue thereon and all rights of the holders of the 4.75% Notes ceased to exist. The redemption of the 4.75% Notes was financed by borrowings under our revolving credit facility. As a result of the redemption, we expensed $0.9 million of unamortized deferred financing costs in the first quarter of 2013, which is reflected in interest expense in our condensed consolidated statements of operations.

In March 2012, we amended our senior secured credit facility (the “2011 Credit Facility) to decrease the borrowing capacity under our revolving credit facility by $200.0 million to $900.0 million. As a result of the decrease in borrowing capacity under our revolving credit facility, we expensed $1.3 million of unamortized deferred financing costs associated with our revolving credit facility in the first quarter of 2012, which is reflected in interest expense in our condensed consolidated statements of operations.

As of March 31, 2013, we had $220.5 million in outstanding borrowings and $173.8 million in outstanding letters of credit under the 2011 Credit Facility. At March 31, 2013, taking into account guarantees through letters of credit, we had undrawn and available capacity of $505.7 million under the 2011 Credit Facility.

In June 2009, we issued $355.0 million aggregate principal amount of 4.25% convertible senior notes due June 2014 (the “4.25% Notes”). The 4.25% Notes are convertible upon the occurrence of certain conditions into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. The value of the shares into which the 4.25% Notes can be converted exceeds their principal amount by $59.0 million as of March 31, 2013. We may not redeem the 4.25% Notes prior to their maturity date.

In March 2012, the Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership, as borrower, amended its senior secured credit agreement (the “Partnership Credit Agreement”) to increase the borrowing capacity under its revolving credit facility by $200.0 million to $750.0 million. In March 2013, the Partnership amended its Credit Agreement to reduce the borrowing capacity under its revolving credit facility by $100.0 million to $650.0 million and extend the maturity date of the term loan and revolving credit facilities provided for under the Partnership Credit Agreement to May 2018. The amendment decreased the applicable margins for the Partnership’s revolving credit and term loan facilities by 25 basis points and 50 basis points, respectively. Additionally, following the effectiveness of the amendment and upon the issuance of the Partnership’s 6% senior notes discussed below, the maximum allowed ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA (as defined in the Partnership Credit Agreement) increased to 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and the maximum allowed ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA is 4.0 to 1.0. As a result of the amendment to the Partnership Credit Agreement in March 2013, we expensed $0.7 million of unamortized deferred financing costs, which is reflected in interest expense in our condensed consolidated statements of operations. During the three months ended March 31, 2013 and 2012, the Partnership incurred transaction costs of approximately $4.3 million and $0.5 million, respectively, related to the amendments to the Partnership Credit Agreement. These costs were included in intangible and other assets, net and are being amortized over the terms of the facilities. As of March 31, 2013, the Partnership had undrawn and available capacity of $412.0 million under its revolving credit facility.

In March 2013, the Partnership issued $350.0 million aggregate principal amount of 6% Senior Notes due April 2021 (the “Partnership 6% Notes”). The Partnership used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under its revolving credit facility. The Partnership 6% Notes were issued at an original issuance discount of $5.5 million, which will be amortized using the effective interest method at an interest rate of 6.25% over the term. During the three months ended March 31, 2013, the Partnership incurred transaction costs related to the issuance of the Partnership 6% Notes of approximately $7.6 million. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the Partnership 6% Notes. The Partnership 6% Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, may not be offered or sold in the U.S. except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Partnership offered and issued the Partnership 6% Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S. Pursuant to a registration rights agreement, the Partnership is required to register the Partnership 6% Notes no later than 365 days after March 27, 2013.

The Partnership 6% Notes are guaranteed on a senior unsecured basis by all of the Partnership’s existing subsidiaries (other than EXLP Finance Corp., which is a co-issuer of the Partnership 6% Notes) and certain of the Partnership’s future subsidiaries. The Partnership 6% Notes and the guarantees are the Partnership’s and the guarantors’ general unsecured senior obligations, respectively, rank equally in right of payment with all of the Partnership’s and the guarantors’ other senior obligations, and are effectively subordinated to all of the Partnership’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the Partnership 6% Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries.

Prior to April 1, 2017, the Partnership may redeem all or a part of the Partnership 6% Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, the Partnership may redeem up to 35% of the aggregate principal amount of the Partnership 6% Notes prior to April 1, 2016 with the net proceeds of one or more equity offerings at a redemption price of 106.000% of the principal amount of the Partnership 6% Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the Partnership 6% Notes issued under the indenture remains outstanding after such redemption and the redemption occurs within 180 days of the date of the closing of such equity offering. On or after April 1, 2017, the Partnership may redeem all or a part of the Partnership 6% Notes at redemption prices (expressed as percentages of principal amount) equal to 103.000% for the twelve-month period beginning on April 1, 2017, 101.500% for the twelve-month period beginning on April 1, 2018 and 100.000% for the twelve-month period beginning on April 1, 2019 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the Partnership 6% Notes.

7.  Accounting for Derivatives

We are exposed to market risks primarily associated with changes in interest rates. We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

At March 31, 2013, we were a party to interest rate swaps pursuant to which we make fixed payments and receive floating payments on a notional value of $250.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire in November 2015. As of March 31, 2013, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. During the three months ended March 31, 2013 and 2012, there was no ineffectiveness related to interest rate swaps. We estimate that $3.5 million of deferred pre-tax losses attributable to existing interest rate swaps and included in our accumulated other comprehensive income (loss) at March 31, 2013, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

In the fourth quarter of 2010, we paid $43.0 million to terminate interest rate swap agreements with a total notional value of $585.0 million and a weighted average effective fixed interest rate of 4.6%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive income (loss) is being amortized into interest expense over the original terms of the swaps. We estimate that $1.4 million of deferred pre-tax losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	March 31, 2013
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Accrued liabilities	$(3,497)
Interest rate hedges	Other long-term liabilities	(5,230)
Total derivatives		$(8,727)

	December 31, 2012
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Accrued liabilities	$(3,873)
Interest rate hedges	Other long-term liabilities	(6,043)
Total derivatives		$(9,916)

	Three Months Ended March 31, 2013
	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$216	Interest expense	$(1,472)

	Three Months Ended March 31, 2012
	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(1,944)	Interest expense	$(9,747)

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

•             Level 3 — Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect our own assumptions regarding how market participants would price the asset or liability based on the best available information.

The following table presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, with pricing levels as of the date of valuation (in thousands):

	March 31, 2013			December 31, 2012
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps liability	$—	$(8,727)	$—	$—	$(9,916)	$—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2013 and 2012, with pricing levels as of the date of valuation (in thousands):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$1,216	$—	$—	$1,800
Impaired long-lived assets—Discontinued operations	—	—	273	—	—	—

Our estimate of the impaired long-lived assets’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. Our estimate of the fair value of the impaired assets that are classified as discontinued operations was based on our expected proceeds, net of selling costs.

9.  Long-Lived Asset Impairment

During the three months ended March 31, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 85 idle compressor units, representing approximately 19,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $3.6 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the three months ended March 31, 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 50 idle compressor units, representing approximately 16,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $4.1 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

10.  Restructuring Charges

In November 2011, we announced a workforce cost reduction program across all of our business segments as a first step in a broader overall profit improvement initiative. These actions were the result of a review of our cost structure aimed at identifying ways to reduce our on-going operating costs and to adjust the size of our workforce to be consistent with then current and expected activity levels. A significant portion of the workforce cost reduction program was completed in 2011, with the remainder completed in 2012.

During the three months ended March 31, 2012, we incurred $3.0 million of restructuring charges primarily related to termination benefits and consulting services. These charges are reflected as Restructuring charges in our condensed consolidated statements of operations.

11.  Stock-Based Compensation

Stock Incentive Plan

In August 2007, we adopted the Exterran Holdings, Inc. 2007 Amended and Restated Stock Incentive Plan (the “2007 Plan”) that provides for the granting of stock-based awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights and performance awards to our employees and directors. In May 2011, our stockholders approved an amendment to the 2007 Plan increasing the maximum number of shares of common stock available under the 2007 Plan to 12,500,000. Each stock option and stock appreciation right granted counts as one share against the aggregate share limit, and each share of restricted stock and stock settled restricted stock unit granted counts as two shares against the aggregate share limit. Awards granted under the 2007 Plan that are subsequently cancelled, terminated or forfeited are available for future grant, and cash settled awards are not counted against the aggregate share limit.

In February 2013, our board of directors approved the Exterran Holdings, Inc. 2013 Stock Incentive Plan (the “2013 Plan”), subject to stockholder approval at the 2013 annual meeting of stockholders. The 2013 Plan provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, other stock-based awards and dividend equivalent rights. Under the 2013 Plan, the maximum number of shares of common stock available for issuance pursuant to awards is 6,500,000. Each option and stock appreciation right granted will count as one share against the aggregate share limit, and any share subject to a stock settled award other than a stock option, stock appreciation right or other award for which the recipient pays intrinsic value will count as 1.75 shares against the aggregate share limit. Awards granted under the 2013 Plan that are subsequently cancelled, terminated or forfeited are available for future grant, and cash settled awards are not counted against the aggregate share limit. The 2013 Plan became effective upon receipt of stockholder approval on April 30, 2013, and no further awards may be made under the 2007 Plan after that date.

Stock Options

Under the 2007 Plan, stock options are granted at fair market value at the date of grant, are exercisable in accordance with the vesting schedule established by the compensation committee of our board of directors in its sole discretion and expire no later than seven years after the date of grant. Stock options generally vest 33 1/3% on each of the first three anniversaries of the grant date.

The weighted average grant date fair value for stock options granted during the three months ended March 31, 2013 was $10.19, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Three Months Ended March 31, 2013
Expected life in years	4.5
Risk-free interest rate	0.66%
Volatility	49.19%
Dividend yield	0.0%

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

The following table presents stock option activity during the three months ended March 31, 2013:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2012	2,584	$27.02
Granted	177	25.04
Exercised	(236)	16.72
Cancelled	(3)	46.92
Options outstanding, March 31, 2013	2,522	27.82	4.1	$17,623
Options exercisable, March 31, 2013	1,812	32.58	3.3	9,573

Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the three months ended March 31, 2013 was $2.2 million. As of March 31, 2013, we expect $3.8 million of unrecognized compensation cost related to unvested stock options to be recognized over the weighted-average period of 2.0 years.

Restricted Stock, Restricted Stock Units, Cash Settled Restricted Stock Units and Cash Settled Performance Awards

For grants of restricted stock and restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the date of grant. We remeasure the fair value of cash settled restricted stock units and cash settled performance awards and record a cumulative adjustment of the expense previously recognized. Our obligation related to the cash settled restricted stock units and cash settled performance awards is reflected as a liability in our condensed consolidated balance sheets. Our grants of restricted stock, restricted stock units, cash settled restricted stock units and cash settled performance awards generally vest 33 1/3% on each of the first three anniversaries of the grant date.

The following table presents restricted stock, restricted stock unit, cash settled restricted stock unit and cash settled performance award activity during the three months ended March 31, 2013:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, December 31, 2012	1,992	$16.12
Granted	693	25.06
Vested	(720)	18.79
Cancelled	(5)	20.13
Non-vested awards, March 31, 2013(1)	1,960	18.29

(1) Non-vested awards as of March 31, 2013 are comprised of 480 thousand cash settled restricted stock units and cash settled performance awards and 1,480 thousand restricted stock shares and stock settled restricted stock units.

As of March 31, 2013, we expect $36.7 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units, cash settled restricted stock units and cash settled performance awards to be recognized over the weighted-average period of 2.1 years.

Employee Stock Purchase Plan

In August 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. In May 2011, our stockholders approved an amendment to the ESPP that increased the maximum number of shares of common stock available for purchase under the ESPP to 1,000,000. At March 31, 2013, 288,318 shares remained available for purchase under the ESPP. Our ESPP is compensatory and, as a result, we record an expense in our condensed consolidated statements of operations related to the ESPP. The purchase discount under the ESPP is 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.

Partnership Long-Term Incentive Plan

The Partnership has a Long-Term Incentive Plan (the “Plan”) that was adopted by Exterran GP LLC, the general partner of the Partnership’s general partner, in October 2006 for employees, directors and consultants of the Partnership, us and our respective affiliates. A maximum of 1,035,378 common units, common unit options, restricted units and phantom units are available under the Plan. The Plan is administered by the board of directors of Exterran GP LLC or a committee thereof (the “Plan Administrator”).

Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Plan Administrator, cash equal to the fair market value of a common unit.

Partnership Phantom Units

The following table presents phantom unit activity during the three months ended March 31, 2013:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2012	63,884	$23.62
Granted	55,334	23.76
Vested	(18,135)	24.46
Phantom units outstanding, March 31, 2013	101,083	23.55

As of March 31, 2013, we expect $2.2 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.4 years.

12.  Commitments and Contingencies

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of March 31, 2013
Performance guarantees through letters of credit(1)	2013-2017	$235,957
Standby letters of credit	2013-2014	13,435
Commercial letters of credit	2013	1,113
Bid bonds and performance bonds(1)	2013-2018	86,643
Maximum potential undiscounted payments		$337,148

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

See Note 2 and Note 5 for a discussion of our gain contingencies related to assets that were expropriated in Venezuela.

The Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem taxes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment.” Under the revised statute, we believe we are a Heavy Equipment Dealer and that our natural gas compressors are Heavy Equipment and were, therefore, required to file the 2012 property tax renditions under this new methodology. As a result of filing as a Heavy Equipment Dealer in Texas counties, a large number of Appraisal Review Boards have denied our position and petitions for review were filed in the appropriate district courts. The first of these cases is presently scheduled to take place in September 2013.

As a result of the new methodology, our ad valorem tax expense (which is reflected on our condensed consolidated statements of operations as a component of Cost of sales (excluding depreciation and amortization expense)) includes a benefit of $2.0 million during the three months ended March 31, 2013. Since the change in methodology was enacted in 2012, we have recorded an aggregate benefit of $8.8 million as of March 31, 2013, of which approximately $1.5 million has been agreed to by a number of Appraisal Review Boards. If we are unsuccessful in any of the cases with the appraisal districts, we may also be subject to penalties and interest.

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

13.  Recent Accounting Developments

In February 2013, the Financial Accounting Standards Board issued an update to the authoritative guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income (loss). Under this update, entities are required to present changes in accumulated other comprehensive income (loss) by component including the amount of the change that is due to reclassification, and the amount that is due to current period other comprehensive income (loss). Entities are also required to present on the face of the financials where net income is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income. The disclosure amendments in this update require a prescribed presentation, but do not require any additional disclosures and are effective for reporting periods beginning after December 15, 2012. The new presentation requirements did not have a material impact on our condensed consolidated financial statements.

14.  Reportable Segments

We manage our business segments primarily based upon the type of product or service provided. We have four reportable segments: North America contract operations, international contract operations, aftermarket services and fabrication. The North America and international contract operations segments primarily provide natural gas compression services, production and processing equipment services and maintenance services to meet specific customer requirements on Exterran-owned assets. The aftermarket services segment provides a full range of services to support the surface production, compression and processing needs of customers, from parts sales and normal maintenance services to full operation of a customer’s owned assets. The fabrication segment provides (i) design, engineering, fabrication, installation and sale of natural gas compression units and accessories and equipment used in the production, treating and processing of crude oil and natural gas and (ii) engineering, procurement and fabrication services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and evaporators and brine heaters for desalination plants.

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes only sales to external customers. We do not include intersegment sales when we evaluate our segments’ performance.

The following table presents sales and other financial information by reportable segment (in thousands):

Three months ended	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Reportable Segments Total
March 31, 2013
Revenue from external customers	$159,431	$109,558	$83,612	$458,776	$811,377
Gross margin(1)	87,378	63,359	18,166	56,377	225,280

March 31, 2012:
Revenue from external customers	$150,588	$112,786	$89,645	$262,222	$615,241
Gross margin(1)	76,352	68,897	17,914	26,620	189,783

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

The following table reconciles net income to gross margin (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income	$58,791	$7,287
Selling, general and administrative	84,979	94,839
Depreciation and amortization	82,646	85,111
Long-lived asset impairment	3,563	4,122
Restructuring charges	—	3,047
Interest expense	27,874	37,991
Equity in income of non-consolidated affiliates	(4,665)	(37,339)
Other (income) expense, net	(9,809)	(6,094)
Provision for (benefit from) income taxes	15,151	(343)
(Income) loss from discontinued operations, net of tax	(33,250)	1,162
Gross margin	$225,280	$189,783

15.  Transactions Related to the Partnership

In March 2013, we sold to the Partnership contract operations customer service agreements with 50 customers and a fleet of 363 compressor units used to provide compression services under those agreements, comprising approximately 256,000 horsepower, or 8% (by then available horsepower) of our and the Partnership’s combined U.S. contract operations business. The assets sold also included 204 compressor units, comprising approximately 99,000 horsepower, that we previously leased to the Partnership and contracts relating to approximately 6,000 horsepower of compressor units the Partnership already owned and previously leased to us. Total consideration for the transaction was approximately $174.0 million, excluding transaction costs, and consisted of the Partnership’s issuance to us of approximately 7.1 million common units and approximately 145,000 general partner units. As a result, adjustments were made to noncontrolling interest, accumulated other comprehensive income, deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

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

In March 2012, the Partnership sold, pursuant to a public underwritten offering, 4,965,000 common units representing limited partner interests in the Partnership, including 465,000 common units sold pursuant to an over-allotment option. The Partnership used the $114.6 million of net proceeds from this offering to repay borrowings outstanding under its revolving credit facility. In connection with this sale and as permitted under the Partnership’s partnership agreement, the Partnership issued and sold to Exterran General Partner, L.P. (“GP”), our wholly-owned subsidiary and the Partnership’s general partner, approximately 101,000 general partner units in consideration of the continuation of GP’s approximate 2.0% general partner interest in the Partnership. As a result, adjustments were made to noncontrolling interest, accumulated other comprehensive income, deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

The table below presents the effects of changes from net income attributable to Exterran stockholders and changes in our equity interest of the Partnership on our equity attributable to Exterran’s stockholders (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income attributable to Exterran stockholders	$50,205	$5,495
Increase in Exterran stockholders’ additional paid in capital for change in ownership of Partnership units	31,573	49,240
Change from net income attributable to Exterran stockholders and transfers to/from the noncontrolling interest	$81,778	$54,735

16.  Supplemental Guarantor Financial Information

Exterran Holdings, Inc. (“Parent”) is the issuer of the 7.25% Notes. Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC and EXH MLP LP LLC (each a 100% owned subsidiary; together, the “Guarantor Subsidiaries”), have agreed to fully and unconditionally guarantee Parent’s obligations relating to the 7.25% Notes. As a result of these guarantees, we are presenting the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. The Other Subsidiaries column includes financial information for those subsidiaries that do not guarantee the 7.25% Notes.

Condensed Consolidating Balance Sheet

March 31, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$1,598	$781,103	$518,392	$—	$1,301,093
Current assets associated with discontinued operations	—	—	20,994	—	20,994
Total current assets	1,598	781,103	539,386	—	1,322,087
Property, plant and equipment, net	—	1,163,519	1,695,903	—	2,859,422
Investments in affiliates	1,722,665	1,529,139	—	(3,251,804)	—
Intangible and other assets, net	30,976	33,175	136,363	(19,268)	181,246
Intercompany receivables	715,860	83,499	551,744	(1,351,103)	—
Long-term assets associated with discontinued operations	—	—	297	—	297
Total long-term assets	2,469,501	2,809,332	2,384,307	(4,622,175)	3,040,965
Total assets	$2,471,099	$3,590,435	$2,923,693	$(4,622,175)	$4,363,052

LIABILITIES AND EQUITY

Current liabilities	$13,121	$497,311	$262,209	$—	$772,641
Current liabilities associated with discontinued operations	—	—	9,782	—	9,782
Total current liabilities	13,121	497,311	271,991	—	782,423
Long-term debt	896,728	378	732,548	—	1,629,654
Intercompany payables	—	1,267,604	83,499	(1,351,103)	—
Other long-term liabilities	—	102,477	136,878	(19,268)	220,087
Long-term liabilities associated with discontinued operations	—	—	933	—	933
Total liabilities	909,849	1,867,770	1,225,849	(1,370,371)	2,633,097
Total equity	1,561,250	1,722,665	1,697,844	(3,251,804)	1,729,955
Total liabilities and equity	$2,471,099	$3,590,435	$2,923,693	$(4,622,175)	$4,363,052

Condensed Consolidating Balance Sheet

December 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$142	$754,303	$461,810	$(33)	$1,216,222
Current assets associated with discontinued operations	—	—	21,746	—	21,746
Total current assets	142	754,303	483,556	(33)	1,237,968
Property, plant and equipment, net	—	1,299,797	1,542,234	—	2,842,031
Investments in affiliates	1,631,185	1,145,551	—	(2,776,736)	—
Intangible and other assets, net	33,234	37,748	123,681	(19,815)	174,848
Intercompany receivables	704,319	83,362	419,108	(1,206,789)	—
Total long-term assets	2,368,738	2,566,458	2,085,023	(4,003,340)	3,016,879
Total assets	$2,368,880	$3,320,761	$2,568,579	$(4,003,373)	$4,254,847

LIABILITIES AND EQUITY

Current liabilities	$5,844	$462,668	$294,529	$(74)	$762,967
Current liabilities associated with discontinued operations	—	—	11,572	—	11,572
Total current liabilities	5,844	462,668	306,101	(74)	774,539
Long-term debt	884,423	—	680,500	—	1,564,923
Intercompany payables	—	1,123,427	83,362	(1,206,789)	—
Other long-term liabilities	—	103,481	128,375	(19,774)	212,082
Long-term liabilities associated with discontinued operations	—	—	1,044	—	1,044
Total liabilities	890,267	1,689,576	1,199,382	(1,226,637)	2,552,588
Total equity	1,478,613	1,631,185	1,369,197	(2,776,736)	1,702,259
Total liabilities and equity	$2,368,880	$3,320,761	$2,568,579	$(4,003,373)	$4,254,847

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenue	$—	$535,427	$378,871	$(102,921)	$811,377
Costs of sales (excluding depreciation and amortization expense)	—	429,448	259,570	(102,921)	586,097
Selling, general and administrative	102	45,689	39,188	—	84,979
Depreciation and amortization	—	34,032	48,614	—	82,646
Long-lived asset impairment	—	1,895	1,668	—	3,563
Interest expense	20,023	485	7,366	—	27,874
Other (income) expense:
Intercompany charges, net	(9,085)	8,147	938	—	—
Equity in income of affiliates	(57,703)	(53,188)	(4,665)	110,891	(4,665)
Other, net	9	(7,007)	(2,811)	—	(9,809)
Income before income taxes	46,654	75,926	29,003	(110,891)	40,692
Provision for (benefit from) income taxes	(3,551)	18,223	479	—	15,151
Income from continuing operations	50,205	57,703	28,524	(110,891)	25,541
Income from discontinued operations, net of tax	—	—	33,250	—	33,250
Net Income	50,205	57,703	61,774	(110,891)	58,791
Less: Net income attributable to the noncontrolling interest	—	—	(8,586)	—	(8,586)
Net income attributable to Exterran stockholders	50,205	57,703	53,188	(110,891)	50,205
Other comprehensive loss attributable to Exterran stockholders	(5,443)	(5,335)	(4,863)	10,198	(5,443)
Comprehensive income attributable to Exterran stockholders	$44,762	$52,368	$48,325	$(100,693)	$44,762

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenue	$—	$329,991	$347,577	$(62,327)	$615,241
Costs of sales (excluding depreciation and amortization expense)	—	257,120	230,665	(62,327)	425,458
Selling, general and administrative	208	49,351	45,280	—	94,839
Depreciation and amortization	—	36,263	48,848	—	85,111
Long-lived asset impairment	—	2,916	1,206	—	4,122
Restructuring charges	—	2,202	845	—	3,047
Interest expense	28,683	3,053	6,255	—	37,991
Other (income) expense:
Intercompany charges, net	(17,275)	14,802	2,473	—	—
Equity in income of affiliates	(13,302)	(37,822)	(37,339)	51,124	(37,339)
Other, net	10	(2,050)	(4,054)	—	(6,094)
Income before income taxes	1,676	4,156	53,398	(51,124)	8,106
Provision for (benefit from) income taxes	(3,819)	(9,146)	12,622	—	(343)
Income from continuing operations	5,495	13,302	40,776	(51,124)	8,449
Loss from discontinued operations, net of tax	—	—	(1,162)	—	(1,162)
Net income	5,495	13,302	39,614	(51,124)	7,287
Less: Net income attributable to the noncontrolling interest	—	—	(1,792)	—	(1,792)
Net income attributable to Exterran stockholders	5,495	13,302	37,822	(51,124)	5,495
Other comprehensive income attributable to Exterran stockholders	6,528	5,156	1,231	(6,387)	6,528
Comprehensive income attributable to Exterran stockholders	$12,023	$18,458	$39,053	$(57,511)	$12,023

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$6,851	$19,866	$(7,289)	$—	$19,428
Net cash provided by discontinued operations	—	—	3,314	—	3,314
Net cash provided by (used in) operating activities	6,851	19,866	(3,975)	—	22,742
Cash flows from investing activities:
Capital expenditures	—	(68,670)	(41,698)	3,378	(106,990)
Proceeds from sale of property, plant and equipment	—	13,522	4,801	(3,378)	14,945
Capital distributions received from consolidated subsidiaries	—	8,069	—	(8,069)	—
Return of investments in non-consolidated affiliates	—	—	4,665	—	4,665
Investment in consolidated subsidiaries	—	(5,357)	—	5,357	—
Net cash used in continuing operations	—	(52,436)	(32,232)	(2,712)	(87,380)
Net cash provided by discontinued operations	—	—	30,674	—	30,674
Net cash used in investing activities	—	(52,436)	(1,558)	(2,712)	(56,706)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	405,001	—	799,036	—	1,204,037
Repayments of long-term debt	(398,251)	—	(747,000)	—	(1,145,251)
Payments for debt issuance costs	—	—	(11,373)	—	(11,373)
Proceeds from stock options exercised	2,576	—	—	—	2,576
Proceeds from stock issued pursuant to our employee stock purchase plan	345	—	—	—	345
Purchases of treasury stock	(3,368)	—	—	—	(3,368)
Stock-based compensation excess tax benefit	1,311	—	—	—	1,311
Distributions to noncontrolling partners in the Partnership	—	—	(23,331)	8,069	(15,262)
Capital contributions received from parent	—	—	5,357	(5,357)	—
Borrowings (repayments) between consolidated subsidiaries, net	(14,391)	22,693	(8,302)	—	—
Net cash provided by (used in) financing activities	(6,777)	22,693	14,387	2,712	33,015
Effect of exchange rate changes on cash and cash equivalents	—	—	(454)	—	(454)
Net increase (decrease) in cash and cash equivalents	74	(9,877)	8,400	—	(1,403)
Cash and cash equivalents at beginning of period	24	10,461	24,116	—	34,601
Cash and cash equivalents at end of period	$98	$584	$32,516	$—	$33,198

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$1,894	$(13,878)	$49,633	$—	$37,649
Net cash provided by discontinued operations	—	—	1,011	—	1,011
Net cash provided by (used in) operating activities	1,894	(13,878)	50,644	—	38,660
Cash flows from investing activities:
Capital expenditures	—	(68,175)	(47,297)	—	(115,472)
Contract operations acquisition	—	77,415	(77,415)	—	—
Proceeds from sale of property, plant and equipment	—	4,094	5,691	—	9,785
Capital distributions received from consolidated subsidiaries	—	7,373	—	(7,373)	—
Increase in restricted cash	—	—	(15)	—	(15)
Return of investment in non-consolidated subsidiaries	—	—	37,563	—	37,563
Cash invested in non-consolidated affiliates	—	—	(224)	—	(224)
Investment in consolidated subsidiaries	—	(10,231)	—	10,231	—
Net cash provided by (used in) continuing operations	—	10,476	(81,697)	2,858	(68,363)
Net cash used in discontinued operations	—	—	(1,081)	—	(1,081)
Net cash provided by (used in) investing activities	—	10,476	(82,778)	2,858	(69,444)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	279,500	—	565,000	—	844,500
Repayments of long-term debt	(438,000)	—	(475,048)	—	(913,048)
Payments for debt issuance costs	—	—	(525)	—	(525)
Net proceeds from the sale of Partnership units	—	—	114,568	—	114,568
Proceeds from stock issued pursuant to our employee stock purchase plan	405	—	—	—	405
Purchases of treasury stock	(1,757)	—	—	—	(1,757)
Stock-based compensation excess tax benefit	194	—	—	—	194
Distributions to noncontrolling partners in the Partnership	—	—	(19,580)	7,373	(12,207)
Net proceeds from sale of general partner units	—	—	2,426	(2,426)	—
Capital contributions received from parent	—	—	7,805	(7,805)	—
Borrowings (repayments) between consolidated subsidiaries, net	157,942	1,691	(159,633)	—	—
Net cash provided by (used in) financing activities	(1,716)	1,691	35,013	(2,858)	32,130
Effect of exchange rate changes on cash and cash equivalents	—	—	243	—	243
Net increase (decrease) in cash and cash equivalents	178	(1,711)	3,122	—	1,589
Cash and cash equivalents at beginning of period	93	2,810	19,000	—	21,903
Cash and cash equivalents at end of period	$271	$1,099	$22,122	$—	$23,492

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2012, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

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

General

Exterran Holdings, Inc., together with its subsidiaries (“Exterran”, “our”, “we”or “us”), is a global market leader in the full-service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, fabrication and aftermarket services. In our contract operations business line, we own a fleet of natural gas compression equipment and crude oil and natural gas production and processing equipment that we utilize to provide operations services to our customers. In our fabrication business line, we fabricate equipment for sale to our customers and for use in our contract operations services. In addition, our fabrication business line provides engineering, procurement and fabrication services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants. We offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities which we refer to as Integrated Projects. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, processing, treating and other equipment.

Exterran Partners, L.P.

We have an equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of March 31, 2013, public unitholders held a 59% ownership interest in the Partnership and we owned the remaining equity interest, including the general partner interest and all incentive distribution rights. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional interests in the Partnership. As of March 31, 2013, the Partnership’s fleet included 5,249 compressor units comprising approximately 2,352,000 horsepower, or 69% (by then available horsepower) of our and the Partnership’s combined total U.S. horsepower. The Partnership’s fleet included 204 compressor units with an aggregate horsepower of approximately 81,000 leased from our wholly-owned subsidiaries and excluded 28 compressor units with an aggregate horsepower of approximately 12,000 owned by the Partnership but leased to our wholly-owned subsidiaries as of March 31, 2013.

In March 2013, we sold to the Partnership contract operations customer service agreements with 50 customers and a fleet of 363 compressor units used to provide compression services under those agreements, comprising approximately 256,000 horsepower, or 8% (by then available horsepower) of our and the Partnership’s combined U.S. contract operations business (the “March 2013 Contract Operations Acquisition”). The assets sold also included 204 compressor units, comprising approximately 99,000 horsepower, that we previously leased to the Partnership and contracts relating to approximately 6,000 horsepower of compressor units the Partnership already owned and previously leased to us. Total consideration for the transaction was approximately $174.0 million, excluding transaction costs, and consisted of the Partnership’s issuance to us of approximately 7.1 million common units and approximately 145,000 general partner units. As a result, adjustments were made to noncontrolling interest, accumulated other comprehensive income, deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

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

Natural Gas Consumption and Production. Natural gas consumption in the U.S. for the twelve months ended January 31, 2013 increased by approximately 5% over the twelve months ended January 31, 2012, and is expected to increase by 1.0% in 2013 and by an average of 0.5% per year thereafter until 2035 according to the U.S. Energy Information Administration (“EIA”). The EIA projects that natural gas consumption worldwide will increase by 1.6% per year until 2035.

Natural gas marketed production in the U.S. for the twelve months ended January 31, 2013 increased by approximately 4% over the twelve months ended January 31, 2012. The EIA forecasts that total U.S. marketed production will remain relatively consistent in 2013 compared to 2012. In 2011, the U.S. accounted for an estimated annual production of approximately 24 trillion cubic feet of natural gas, or 19% of the worldwide total of approximately 124 trillion cubic feet. The EIA estimates that the U.S.’s natural gas production level will be approximately 26 trillion cubic feet in 2035, or 16% of the projected worldwide total of approximately 169 trillion cubic feet.

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

In the second half of 2011, we embarked on a multi-year plan to improve the profitability of our operations. We implemented certain key profitability initiatives associated with this plan in 2012, and we expect to implement additional process initiatives intended to improve operating efficiency and reduce our cost structure throughout 2013. These profitability initiatives are expected to positively impact all of our business segments.

During 2012 and the first three months of 2013, we saw steady drilling activity in North America in shale plays and areas focused on the production of oil and natural gas liquids. This activity led to strong demand and bookings for our fabricated compression, fabricated production and processing equipment and contract operations businesses in these markets. This new development activity has increased the overall amount of compression horsepower in the industry and in our business in North America; however, these increases continue to be partially offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. In early 2012, natural gas prices in North America fell to their lowest levels in more than a decade. Since then, natural gas prices in North America have improved, but still remain at low levels which could limit natural gas production growth in North America, particularly in dry gas areas. We believe that the low natural gas price environment, as well as the recent capital investment in new equipment by our competitors and other third parties, could decrease demand for our natural gas compression and oil and natural gas production and processing equipment and services in North America. However, given current backlog levels for our fabricated products and the level of activity we are generating in North America, we believe our North America fabrication revenue and gross margin in 2013 will be higher than the results achieved in 2012.

In international markets, we believe demand for our contract operations and fabricated projects will continue and we expect to have opportunities to grow our international business through our contract operations, aftermarket services and fabrication business segments over the long term. Our international backlog has improved since March 31, 2012, increasing by approximately 38% through March 31, 2013.

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

We anticipate that during 2013 or early 2014, we will either complete a sale of our fabrication facility in the United Kingdom, along with its contracts and working capital, or we will close the facility after the current backlog of projects are completed. We anticipate that we could incur a loss on a sale or operating expenses that exceed revenues over a shut-down period of six to twelve months in a range of $5 million to $10 million.

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, average operating horsepower, horsepower utilization percentages and fabrication backlog (horsepower in thousands and dollars in millions):

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Total Available Horsepower (at period end):
North America	3,389	3,376	3,558
International	1,282	1,265	1,257
Total	4,671	4,641	4,815
Total Operating Horsepower (at period end):
North America	2,902	2,900	2,825
International	1,007	1,007	957
Total	3,909	3,907	3,782
Average Operating Horsepower:
North America	2,895	2,870	2,827
International	1,007	1,011	956
Total	3,902	3,881	3,783
Horsepower Utilization (at period end):
North America	86%	86%	79%
International	79%	80%	76%
Total	84%	84%	79%

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Compressor and Accessory Fabrication Backlog	$202.2	$256.3	$331.0
Production and Processing Equipment Fabrication Backlog	583.8	563.8	552.0
Installation Backlog(1)	208.0	245.6	72.3
Fabrication Backlog(1)	$994.0	$1,065.7	$955.3

(1)     In the second quarter of 2012, we began including installation backlog in our total fabrication backlog, and have updated the period ended March 31, 2012 to also include installation backlog.

Financial Results of Operations

Summary of Results

As discussed in Note 2 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations business and Canadian contract operations and aftermarket services businesses. Those results are reflected in discontinued operations for all periods presented.

Revenue.  Revenue during the three months ended March 31, 2013 was $811.4 million compared to $615.2 million during the three months ended March 31, 2012. The increase in revenue during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily caused by higher fabrication revenue.

Net income (loss) attributable to Exterran stockholders and EBITDA, as adjusted.  We recorded net income attributable to Exterran stockholders of $50.2 million and $5.5 million during the three months ended March 31, 2013 and 2012, respectively. We recorded EBITDA, as adjusted, of $146.5 million and $96.2 million during the three months ended March 31, 2013 and 2012, respectively. Net income attributable to Exterran stockholders and EBITDA, as adjusted, during the three months ended March 31, 2013 were favorably impacted by higher gross margin from operations, including increases in gross margins of $29.8 million and $11.0 million in our fabrication and North America contract operations segments, respectively. In addition, we benefitted from a reduction of $9.9 million in selling, general and administrative (“SG&A”) expense. Net income attributable to Exterran stockholders benefited from $34.3 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA received during the three months ended March 31, 2013. This was partially offset by a decrease in equity in income from non-consolidated affiliates related to a decrease of $32.9 million in net cash payments received from the sale of our Venezuelan joint ventures’ assets during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

The Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Summary of Business Segment Results

North America Contract Operations

(dollars in thousands)

	Three months ended March 31,		Increase
	2013	2012	(Decrease)
Revenue	$159,431	$150,588	6%
Cost of sales (excluding depreciation and amortization expense)	72,053	74,236	(3)%
Gross margin	$87,378	$76,352	14%
Gross margin percentage	55%	51%	4%

The increase in revenue during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily attributable to a 2.4% increase in average operating horsepower and an increase in rates, partially offset by a $1.8 million decrease in revenue from our contract water treatment business. The increases in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 were primarily caused by the revenue increase explained above, a $2.1 million benefit from ad valorem taxes due to a change in tax law and better management of field operating expenses from the implementation of profitability improvement initiatives. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 14 to the Financial Statements.

International Contract Operations

(dollars in thousands)

	Three months ended March 31,		Increase
	2013	2012	(Decrease)
Revenue	$109,558	$112,786	(3)%
Cost of sales (excluding depreciation and amortization expense)	46,199	43,889	5%
Gross margin	$63,359	$68,897	(8)%
Gross margin percentage	58%	61%	(3)%

The decreases in revenue and gross margin during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 were due to a $6.0 million decrease in revenue in Brazil primarily as a result of recognition of revenue with little incremental costs during the prior year period on terminated contracts and a $5.1 million decrease in revenue due to the termination of a project in Nigeria resulting from the exercise of a purchase option by our customer in 2012, partially offset by a $3.9 million increase in revenue in Mexico primarily due to contracts that commenced in 2012, a $3.3 million increase in revenue from a contract in the Eastern Hemisphere that commenced in the second quarter of 2012 and a $2.0 million increase in revenue in Colombia due to contracts that commenced in the fourth quarter of 2012. Gross margin percentage during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 decreased due to the recognition of the terminated contracts in Brazil and Nigeria mentioned above, partially offset by a decrease in demobilization costs of $1.7 million incurred in Brazil in the current year period.

Aftermarket Services

(dollars in thousands)

	Three months ended March 31,		Increase
	2013	2012	(Decrease)
Revenue	$83,612	$89,645	(7)%
Cost of sales (excluding depreciation and amortization expense)	65,446	71,731	(9)%
Gross margin	$18,166	$17,914	1%
Gross margin percentage	22%	20%	2%

The decrease in revenue during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to a decrease in revenue in North America of $3.4 million and a decrease in revenue in Latin America of $3.1 million. Gross margin remained consistent during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Fabrication

(dollars in thousands)

	Three months ended March 31,		Increase
	2013	2012	(Decrease)
Revenue	$458,776	$262,222	75%
Cost of sales (excluding depreciation and amortization expense)	402,399	235,602	71%
Gross margin	$56,377	$26,620	112%
Gross margin percentage	12%	10%	2%

The increase in revenue during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to $131.8 million of higher revenue in North America, which was primarily caused by an increase in installation revenue of $61.8 million and an increase in production and processing equipment revenue of $55.8 million, and a $50.6 million increase in revenue in the Eastern Hemisphere. The increases in gross margin and gross margin percentage were primarily caused by a reduction in operating expenses from the implementation of profitability improvement initiatives, higher margins associated with a project in the Eastern Hemisphere which commenced in second half of 2012 and continuation of improved market conditions in North America. These increases were partially offset by significant cost overruns on three large turnkey projects during the quarter.

Costs and Expenses

(dollars in thousands)

	Three months ended March 31,		Increase
	2013	2012	(Decrease)
Selling, general and administrative	$84,979	$94,839	(10)%
Depreciation and amortization	82,646	85,111	(3)%
Long-lived asset impairment	3,563	4,122	(14)%
Restructuring charges	—	3,047	(100)%
Interest expense	27,874	37,991	(27)%
Equity in income of non-consolidated affiliates	(4,665)	(37,339)	(88)%
Other (income) expense, net	(9,809)	(6,094)	61%

The decrease in SG&A expense during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to a $4.3 million decrease in state and local taxes primarily related to the impact of sales tax audits in North America recorded during the three months ended March 31, 2012, a $2.3 million decrease in professional and consulting expenses and a $1.5 million decrease in compensation and benefit costs. SG&A as a percentage of revenue was 10% and 15% during the three months ended March 31, 2013 and 2012, respectively.

Depreciation and amortization during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 decreased primarily due to the impact of impairments recorded in 2012, which decreased depreciation and amortization expense during the three months ended March 31, 2013, and reduced depreciation on terminated contract operations projects in Brazil and Nigeria. These decreases were partially offset by increased depreciation and amortization due to property, plant and equipment additions.

During the three months ended March 31, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 85 idle compressor units, representing approximately 19,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $3.6 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the three months ended March 31, 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 50 idle compressor units, representing approximately 16,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $4.1 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In November 2011, we announced a workforce cost reduction program across all of our business segments as a first step in a broader overall profit improvement initiative. These actions were the result of a review of our cost structure aimed at identifying ways to reduce our on-going operating costs and to adjust the size of our workforce to be consistent with then current and expected activity levels. A significant portion of the workforce cost reduction program was completed in 2011, with the remainder completed in 2012. During the three months ended March 31, 2012 we incurred $3.0 million of restructuring charges primarily related to termination benefits and consulting services. See Note 10 to the Financial Statements for further discussion of these charges.

The decrease in interest expense during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to the expiration of certain interest rate swaps in the third quarter of 2012, a decrease of $3.4 million in the amortization of payments to terminate interest rate swaps and a lower average balance of long-term debt. Additionally, during the three months ended March 31, 2013 we expensed $1.6 million of unamortized deferred financing costs resulting from an amendment to the Partnership’s senior secured credit agreement and our redemption of the 4.75% Convertible Senior Notes (the “4.75% Notes”), and during the three months ended March 31, 2012 we expensed $1.3 million of unamortized deferred financing costs resulting from the decrease in capacity of our revolving credit facility. The payments to terminate interest rate swap agreements are being amortized into interest expense over the original terms of the swaps.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received an initial payment of $37.6 million in March 2012. In March 2013, we received an installment payment of $4.7 million. The remaining principal amount due to us of approximately $52 million is payable in quarterly cash installments through the first quarter of 2016. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our condensed consolidated statements of operations in the periods such payments are received.

The change in other (income) expense, net, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to a $7.2 million increase in gain on asset sales. This was partially offset by a decrease in foreign currency gains of $2.8 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Foreign currency gains during the three months ended March 31, 2013 and 2012 included a translation gain of $3.6 million and $4.9 million, respectively, related to remeasurement of our foreign subsidiary’s U.S. dollar denominated intercompany debt.

Income Taxes

(dollars in thousands)

	Three months ended March 31,		Increase
	2013	2012	(Decrease)
Provision for (benefit from) income taxes	$15,151	$(343)	4,517%
Effective tax rate	37.2%	(4.2)%	41.4%

The increase in our effective tax rate was primarily attributable to a $32.6 million increase in pre-tax income, predominantly tax effected at the U.S. statutory rate, and a $32.7 million reduction in nontaxable equity in income of non-consolidated affiliates during the three months ended March 31, 2013 compared to March 31, 2012. The increase in our effective tax rate was partially offset by a $1.3 million charge for a foreign tax audit assessment received in the three months ended March 31, 2012.

Discontinued Operations

(dollars in thousands)

	Three months ended March 31,		Increase
	2013	2012	(Decrease)
Income (loss) from discontinued operations, net of tax	$33,250	$(1,162)	2,961%

Income (loss) from discontinued operations, net of tax, during the three months ended March 31, 2013 and 2012 related to our operations in Venezuela that were expropriated in June 2009, including the costs associated with our arbitration proceeding, and results from an impairment of our Canadian contract operations and aftermarket services businesses. As discussed in Note 2 to the Financial Statements, in June 2009, PDVSA assumed control over substantially all of our assets and operations in Venezuela.

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas for a purchase price of approximately $441.7 million. In March 2013 we received an installment payment of $34.3 million, which includes a prepayment of $17.2 million for the second quarter 2013 installment payment due to us. The remaining principal amount due to us of approximately $215 million is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements.

In February 2013, the Venezuelan government announced a devaluation of the Venezuelan bolivar. This devaluation resulted in a translation gain of approximately $1.4 million on the remeasurement of our net liability position in Venezuela during the three months ended March 31, 2013. The functional currency of our Venezuela subsidiary is the U.S. dollar and we had more liabilities than assets denominated in bolivars in Venezuela at the time of the devaluation. The exchange rate used to remeasure our net liabilities changed from 4.3 bolivars per U.S. dollar at December 31, 2012 to 6.3 bolivars per U.S. dollar in February 2013.

In June 2012, we committed to a plan to sell our contract operations and aftermarket services businesses in Canada. The planned disposition meets the criteria established for recognition as discontinued operations and therefore our Canadian contract operations and aftermarket services businesses are reflected as discontinued operations in our Financial Statements. In connection with the planned disposition, we recorded impairments of long-lived assets totaling $2.1 million during the three months ended March 31, 2013.

Noncontrolling Interest

As of March 31, 2013, noncontrolling interest is comprised of the portion of the Partnership’s earnings that is applicable to the limited partner interest in the Partnership owned by the public. As of March 31, 2013, public unitholders held a 59% ownership interest in the Partnership.

Liquidity and Capital Resources

Our unrestricted cash balance was $33.2 million at March 31, 2013, compared to $34.6 million at December 31, 2012. Working capital increased to $539.7 million at March 31, 2013 from $463.4 million at December 31, 2012. The increase in working capital was primarily due to increases in inventory and costs and estimated earnings in excess of billings on uncompleted contracts and a decrease in billings on uncompleted contracts in excess of costs and estimated earnings partially offset by an increase in accounts payable. The increase in inventory was primarily due to an increase in work in progress during the three months ended March 31, 2013. The increase in costs and estimated earnings in excess of billings on uncompleted contracts and decrease in billings on uncompleted contracts in excess of costs and estimated earnings were primarily driven by the timing of billings on projects in the Eastern Hemisphere at March 31, 2013 as compared to December 31, 2012.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) continuing operations:
Operating activities	$19,428	$37,649
Investing activities	(87,380)	(68,363)
Financing activities	33,015	32,130
Effect of exchange rate changes on cash and cash equivalents	(454)	243
Discontinued operations	33,988	(70)
Net change in cash and cash equivalents	$(1,403)	$1,589

Operating Activities.  The decrease in net cash provided by operating activities was primarily due to higher current period increases in working capital. These were partially offset by improved gross margins in our fabrication and North America contract operations segments, lower SG&A and lower interest payments during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Investing Activities.  The increase in net cash used in investing activities was primarily attributable to a $32.9 million decrease in net cash payments received from the sale of our Venezuelan joint ventures’ assets during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This was partially offset by lower capital expenditures and increased proceeds from the sale of property, plant and equipment during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Financing Activities.  The increase in net cash provided by financing activities was primarily due to net borrowings of $58.8 million during the three months ended March 31, 2013 compared to net repayments of $68.5 million during the three months ended March 31, 2012 under our debt facilities. These activities were partially offset by $114.6 million of net proceeds received during the three months ended March 31, 2012 from a public offering by the Partnership of its common units and an increase in payments for debt issuance costs of $10.8 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Discontinued Operations.  The increase in net cash provided by discontinued operations during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily attributable to $34.3 million of net proceeds received from the sale of our Venezuelan subsidiary assets to PDVSA Gas during the three months ended March 31, 2013.

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

Long-term Debt.  As of March 31, 2013, we had approximately $1.6 billion in outstanding debt obligations, consisting of $220.5 million outstanding under our revolving credit facility, $326.2 million outstanding under our 4.25% convertible senior notes, $350.0 million outstanding under our 7.25% senior notes, $238.0 million outstanding under the Partnership’s revolving credit facility, $150.0 million outstanding under the Partnership’s term loan facility and $344.5 million outstanding under the Partnership’s 6% senior notes.

In January 2013, we redeemed for cash all $143.8 million principal amount outstanding of our of 4.75% Notes at a redemption price of 100% of the principal amount thereof plus accrued but unpaid interest to, but excluding, the redemption date. Upon redemption, the 4.75% Notes were no longer deemed outstanding, interest ceased to accrue thereon and all rights of the holders of the 4.75% Notes ceased to exist. The redemption of the 4.75% Notes was financed by borrowings under our revolving credit facility. As a result of the redemption, we expensed $0.9 million of unamortized deferred financing costs in the first quarter of 2013, which is reflected in interest expense in our condensed consolidated statements of operations.

In July 2011, we entered into a five-year, $1.1 billion senior secured revolving credit facility (the “2011 Credit Facility”). In March 2012, we decreased the borrowing capacity under this facility by $200.0 million to $900.0 million. As of March 31, 2013, we had $220.5 million in outstanding borrowings and $173.8 million in outstanding letters of credit under the 2011 Credit Facility. At March 31, 2013, taking into account guarantees through letters of credit, we had undrawn and available capacity of $505.7 million under the 2011 Credit Facility.

Borrowings under the 2011 Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.50% to 2.50% and (ii) in the case of base rate loans, from 0.50% to 1.50%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At March 31, 2013, all amounts outstanding under the 2011 Credit Facility were LIBOR loans and the applicable margin was 1.5%. The weighted average annual interest rate at March 31, 2013 on the outstanding balance under the 2011 Credit Facility was 1.7%.

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

The credit agreement contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We are also subject to financial covenants, including a ratio of Adjusted EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 4.0 to 1.0. As of March 31, 2013, we maintained a 5.8 to 1.0 Adjusted EBITDA to Total Interest Expense ratio, a 2.5 to 1.0 consolidated Total Debt to Adjusted EBITDA ratio and a 0.6 to 1.0 Senior Secured Debt to Adjusted EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of March 31, 2013, we were in compliance with all financial covenants under the 2011 Credit Facility.

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

In June 2009, we issued $355.0 million aggregate principal amount of 4.25% convertible senior notes (the “4.25% Notes”). The 4.25% Notes are convertible upon the occurrence of certain conditions into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. The value of the shares into which the 4.25% Notes can be converted exceeds their principal amount by $59.0 million as of March 31, 2013. We may not redeem the 4.25% Notes prior to their maturity date.

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

In November 2010, the Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership, as borrower, entered into an amendment and restatement of their senior secured credit agreement (the “Partnership Credit Agreement”) to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility was increased by $150.0 million to $550.0 million in March 2011 and by $200.0 million to $750.0 million in March 2012. The Partnership amended the Partnership Credit Agreement in March 2013 to reduce the borrowing capacity under its revolving credit facility by $100.0 million to $650.0 million and extend the maturity date of the term loan and revolving credit facilities provided under the Partnership Credit Agreement to May 2018. As of March 31, 2013, the Partnership had undrawn and available capacity of $412.0 million under its revolving credit facility.

The Partnership’s revolving credit facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At March 31, 2013, all amounts outstanding under this facility were LIBOR loans and the applicable margin was 2.25%. The weighted average annual interest rate on the outstanding balance of this facility at March 31, 2013, excluding the effect of interest rate swaps, was 2.5%.

The Partnership’s term loan facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. At March 31, 2013, all amounts outstanding under this facility were LIBOR loans and the applicable margin was 2.25%. The average annual interest rate on the outstanding balance of this facility at March 31, 2013, excluding the effect of interest rate swaps, was 2.5%.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Agreement).

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Partnership Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of

Senior Secured Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the March 2013 Contract Operations Acquisition closed during the first quarter of 2013, the Partnership’s Total Debt to EBITDA ratio was temporarily increased to 5.5 to 1.0 during the quarter ended March 31, 2013 and will continue at that level through September 30, 2013, reverting to 5.25 to 1.0 during the quarter ended December 31, 2013 and subsequent quarters. As of March 31, 2013, the Partnership maintained a 9.1 to 1.0 EBITDA to Total Interest Expense ratio, a 3.4 to 1.0 Total Debt to EBITDA ratio and a 1.8 to 1.0 Senior Secured Debt to EBITDA ratio. A violation of the Partnership’s Total Debt to EBITDA covenant would be an event of default under the Partnership Credit Agreement. As of March 31, 2013, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

In March 2013, the Partnership issued $350.0 million aggregate principal amount of 6% Senior Notes due April 2021 (the “Partnership 6% Notes”). The Partnership used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under the Partnership’s revolving credit facility. The Partnership 6% Notes were issued at an original issuance discount of $5.5 million, which will be amortized using the effective interest method at an interest rate of 6.25% over the term. The Partnership 6% Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, may not be offered or sold in the U.S. except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Partnership offered and issued the Partnership 6% Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S. Pursuant to a registration rights agreement, the Partnership is required to register the Partnership 6% Notes no later than 365 days after March 27, 2013.

The Partnership 6% Notes are guaranteed on a senior unsecured basis by all of the Partnership’s existing subsidiaries (other than EXLP Finance Corp., which is a co-issuer of the Partnership 6% Notes) and certain of the Partnership’s future subsidiaries. The Partnership 6% Notes and the guarantees are the Partnership’s and the guarantors’ general unsecured senior obligations, respectively, rank equally in right of payment with all of the Partnership’s and the guarantors’ other senior obligations, and are effectively subordinated to all of the Partnership’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the Partnership 6% Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries.

Prior to April 1, 2017, the Partnership may redeem all or a part of the Partnership 6% Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, the Partnership may redeem up to 35% of the aggregate principal amount of the Partnership 6% Notes prior to April 1, 2016 with the net proceeds of one or more equity offerings at a redemption price of 106.000% of the principal amount of the Partnership 6% Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the Partnership 6% Notes issued under the indenture remains outstanding after such redemption and the redemption occurs within 180 days of the date of the closing of such equity offering. On or after April 1, 2017, the Partnership may redeem all or a part of the Partnership 6% Notes at redemption prices (expressed as percentages of principal amount) equal to 103.000% for the twelve-month period beginning on April 1, 2017, 101.500% for the twelve-month period beginning on April 1, 2018 and 100.000% for the twelve-month period beginning on April 1, 2019 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the Partnership 6% Notes.

We have entered into interest rate swap agreements related to a portion of our variable rate debt. In the fourth quarter of 2010, we paid $43.0 million to terminate interest rate swap agreements with a total notional value of $585.0 million and a weighted average effective fixed interest rate of 4.6%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive income (loss) is being amortized into interest expense over the original terms of the swaps. Of the total amount included in accumulated other comprehensive income (loss), $0.5 million was amortized into interest expense during the three months ended March 31, 2013 and we estimate that $1.1 million will be amortized into interest expense during the remainder of 2013. See Note 7 to the Financial Statements for further discussion of our interest rate swap agreements.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

On April 29, 2013, Exterran GP LLC’s board of directors approved a cash distribution by the Partnership of $0.5175 per limited partner unit, or approximately $27.6 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from January 1, 2013 through March 31, 2013. The record date for this distribution is May 10, 2013 and payment is expected to occur on May 15, 2013.

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

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense, SG&A expense, impairments and restructuring charges. Each of these excluded expenses is material to our condensed consolidated statements of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A expenses are necessary costs to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

For a reconciliation of gross margin to net income, see Note 14 to the Financial Statements.

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

The following table reconciles our net income to EBITDA, as adjusted (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income	$58,791	$7,287
(Income) loss from discontinued operations, net of tax	(33,250)	1,162
Depreciation and amortization	82,646	85,111
Long-lived asset impairment	3,563	4,122
Restructuring charges	—	3,047
Investments in non-consolidated affiliates impairment	—	224
Proceeds from sale of joint venture assets	(4,665)	(37,563)
Interest expense	27,874	37,991
Gain on currency exchange rate remeasurement of intercompany balances	(3,575)	(4,887)
Provision for (benefit from) income taxes	15,151	(343)
EBITDA, as adjusted	$146,535	$96,151

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

We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign currency gain in our condensed consolidated statements of operations of $2.0 million and $4.8 million during the three months ended March 31, 2013 and 2012, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

As of March 31, 2013, after taking into consideration interest rate swaps, we had approximately $358.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates would result in an annual increase in our interest expense of approximately $3.6 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of March 31, 2013, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 5.  Other Information

Submission of Matters to a Vote of Security Holders

The following describes the matters considered by our stockholders, as well as the votes cast, at our annual meeting of stockholders held on April 30, 2013.

1.                                      The following directors were elected to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified:

Directors	Votes For	Votes Withheld
D. Bradley Childers	46,475,165	673,205
William M. Goodyear	46,483,908	664,462
Gordon T. Hall	46,222,981	925,389
J.W.G. Honeybourne	46,421,260	727,110
Mark A. McCollum	46,448,542	699,828
Stephen M. Pazuk	46,451,515	696,855
John P. Ryan	46,485,752	662,618
Christopher T. Seaver	46,451,393	696,977
Mark R. Sotir	46,281,569	866,801

2.             The appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2013 was ratified as follows:

Votes For	Votes Against	Abstentions
54,452,874	126,243	8,964

3.             The Exterran Holdings, Inc. 2013 Stock Incentive Plan was approved as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
46,031,138	1,112,613	4,619	7,439,711

4.             The compensation provided to our Named Executive Officers for 2012, as disclosed in our proxy statement for the annual meeting, was approved as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
46,960,108	166,061	22,201	7,439,711

2013 Stock Incentive Plan

In February 2013, our board of directors approved the Exterran Holdings, Inc. 2013 Stock Incentive Plan (the “2013 Plan”), subject to stockholder approval. As noted above, our stockholders approved the 2013 Plan at our annual meeting of stockholders held on April 30, 2013. The 2013 Plan became effective upon stockholder approval.

The 2013 Plan, which will be administered by the compensation committee of our board of directors (or such other committee designated by the board of directors), provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, other stock-based awards and dividend equivalent rights to our and our affiliates’ employees, directors and consultants. Up to a maximum of 6,500,000 shares of our common stock are available for issuance under the 2013 Plan.

The foregoing description of the 2013 Plan is qualified in its entirety by reference to the full text of the 2013 Plan, which is incorporated herein by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A, filed on March 19, 2013.

Item 6.  Exhibits

Exhibit No.	Description
2.1

Contribution, Conveyance and Assumption Agreement, dated May 23, 2011, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 24, 2011

2.2

Contribution, Conveyance and Assumption Agreement, dated February 22, 2012, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

2.3

Contribution, Conveyance and Assumption Agreement, dated March 7, 2013, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2013

2.4

Asset Transfer Contract, dated August 7, 2012, between Exterran Venezuela, C.A. and PDVSA Gas, S.A., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2012

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 20, 2007
3.2	Third Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2013
4.1

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

Second Amendment to Third Amended and Restated Omnibus Agreement, dated March 31, 2013, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.2†*	Form of First Amendment to Change of Control Agreement with Messrs. Austin, Childers, Kishkill and Reimer
10.3†*	Form of Second Amendment to Change of Control Agreement with Mr. Schlanger
10.4†	Exterran Holdings, Inc. 2013 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 19, 2013
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1***	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.
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

EXTERRAN HOLDINGS, INC.

Date: May 2, 2013	By:	/s/ WILLIAM M. AUSTIN
William M. Austin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1

Contribution, Conveyance and Assumption Agreement, dated May 23, 2011, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 24, 2011

2.2

Contribution, Conveyance and Assumption Agreement, dated February 22, 2012, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

2.3

Contribution, Conveyance and Assumption Agreement, dated March 7, 2013, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2013

2.4

Asset Transfer Contract, dated August 7, 2012, between Exterran Venezuela, C.A. and PDVSA Gas, S.A., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2012

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 20, 2007
3.2	Third Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2013
4.1

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

Second Amendment to Third Amended and Restated Omnibus Agreement, dated March 31, 2013, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.2†*	Form of First Amendment to Change of Control Agreement with Messrs. Austin, Childers, Kishkill and Reimer
10.3†*	Form of Second Amendment to Change of Control Agreement with Mr. Schlanger
10.4†	Exterran Holdings, Inc. 2013 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 19, 2013
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1***	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.
***

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to any liability under those sections.