Form 10-Q
period 2013-06-30
EXTERRAN HOLDINGS INC.
filed 2013-08-06
CIK 1389050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

Number of shares of the common stock of the registrant outstanding as of July 30, 2013: 65,790,182 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$36,941	$34,601
Restricted cash	1,283	1,283
Accounts receivable, net of allowance of $9,834 and $15,052, respectively	457,672	451,547
Inventory, net	455,695	387,710
Costs and estimated earnings in excess of billings on uncompleted contracts	213,226	159,098
Current deferred income taxes	80,555	88,508
Other current assets	90,609	93,475
Current assets associated with discontinued operations	23,290	21,746
Total current assets	1,359,271	1,237,968
Property, plant and equipment, net	2,835,847	2,842,031
Intangible and other assets, net	174,522	174,848
Total assets	$4,369,640	$4,254,847

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$264,898	$232,165
Accrued liabilities	268,158	271,321
Deferred revenue	105,040	95,230
Billings on uncompleted contracts in excess of costs and estimated earnings	103,175	164,251
Current liabilities associated with discontinued operations	9,657	11,572
Total current liabilities	750,928	774,539
Long-term debt	1,642,847	1,564,923
Deferred income taxes	144,369	120,934
Other long-term liabilities	78,380	91,148
Long-term liabilities associated with discontinued operations	938	1,044
Total liabilities	2,617,462	2,552,588
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 72,302,345 and 71,291,230 shares issued, respectively	723	713
Additional paid-in capital	3,757,740	3,710,758
Accumulated other comprehensive income	21,259	23,909
Accumulated deficit	(1,987,868)	(2,047,408)
Treasury stock — 6,528,356 and 6,376,426 common shares, at cost, respectively	(212,874)	(209,359)
Total Exterran stockholders’ equity	1,578,980	1,478,613
Noncontrolling interest	173,198	223,646
Total equity	1,752,178	1,702,259
Total liabilities and equity	$4,369,640	$4,254,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
North America contract operations	$163,645	$148,564	$323,076	$299,152
International contract operations	117,872	112,628	227,430	225,414
Aftermarket services	99,368	101,902	182,980	191,547
Fabrication	456,459	267,641	915,235	529,863
	837,344	630,735	1,648,721	1,245,976
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	71,161	70,423	143,214	144,659
International contract operations	50,015	47,092	96,214	90,981
Aftermarket services	77,936	77,528	143,382	149,259
Fabrication	381,573	241,357	783,972	476,960
Selling, general and administrative	91,117	94,134	176,096	188,973
Depreciation and amortization	80,751	88,909	163,397	174,020
Long-lived asset impairment	16,574	128,543	20,137	132,665
Restructuring charges	—	1,266	—	4,313
Interest expense	30,250	36,968	58,124	74,959
Equity in income of non-consolidated affiliates	(4,722)	(4,728)	(9,387)	(42,067)
Other (income) expense, net	(7,239)	8,752	(17,048)	2,657
	787,416	790,244	1,558,101	1,397,379
Income (loss) before income taxes	49,928	(159,509)	90,620	(151,403)
Provision for (benefit from) income taxes	23,849	(35,502)	39,000	(35,845)
Income (loss) from continuing operations	26,079	(124,007)	51,620	(115,558)
Income (loss) from discontinued operations, net of tax	(1,575)	(42,891)	31,675	(44,053)
Net income (loss)	24,504	(166,898)	83,295	(159,611)
Less: Net (income) loss attributable to the noncontrolling interest	(15,169)	14,290	(23,755)	12,498
Net income (loss) attributable to Exterran stockholders	$9,335	$(152,608)	$59,540	$(147,113)

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran stockholders	$0.17	$(1.73)	$0.43	$(1.63)
Income (loss) from discontinued operations attributable to Exterran stockholders	(0.03)	(0.67)	0.48	(0.69)
Net Income (loss) attributable to Exterran stockholders	$0.14	$(2.40)	$0.91	$(2.32)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran stockholders	$0.16	$(1.73)	$0.42	$(1.63)
Income (loss) from discontinued operations attributable to Exterran stockholders	(0.02)	(0.67)	0.48	(0.69)
Net income (loss) attributable to Exterran stockholders	$0.14	$(2.40)	$0.90	$(2.32)
Weighted average common and equivalent shares outstanding:
Basic	65,716	63,478	65,498	63,321
Diluted	66,248	63,478	66,023	63,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$24,504	$(166,898)	$83,295	$(159,611)
Other comprehensive income (loss), net of tax:
Derivative gain, net of reclassifications to earnings	5,102	644	6,183	1,642
Adjustments from changes in ownership of Partnership	—	—	(703)	360
Amortization of terminated interest rate swaps	684	3,945	1,009	7,833
Foreign currency translation adjustment	1,492	(5,510)	(3,770)	(4,759)
Total other comprehensive income (loss)	7,278	(921)	2,719	5,076
Comprehensive income (loss)	31,782	(167,819)	86,014	(154,535)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(19,654)	14,952	(29,124)	13,691
Comprehensive income (loss) attributable to Exterran stockholders	$12,128	$(152,867)	$56,890	$(140,844)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(unaudited)

	Exterran Holdings, Inc. Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2011	$704	$3,645,332	$6,059	$(206,937)	$(2,007,922)	$242,806	$1,680,042
Treasury stock purchased				(1,842)			(1,842)
Shares issued in employee stock purchase plan	1	887					888
Stock-based compensation, net of forfeitures	7	8,295				325	8,627
Income tax benefit from stock-based compensation expense		(1,730)					(1,730)
Net proceeds from sale of Partnership units, net of tax		49,202				35,920	85,122
Cash distribution to noncontrolling unitholders of the Partnership						(27,017)	(27,017)
Comprehensive income (loss):
Net loss					(147,113)	(12,498)	(159,611)
Derivative gain (loss), net of reclassifications to earnings and tax			2,835			(1,193)	1,642
Adjustments from changes in ownership of Partnership			360				360
Amortization of terminated interest rate swaps, net of tax			7,833				7,833
Foreign currency translation adjustment			(4,759)				(4,759)
Balance at June 30, 2012	$712	$3,701,986	$12,328	$(208,779)	$(2,155,035)	$238,343	$1,589,555
Balance at December 31, 2012	$713	$3,710,758	$23,909	$(209,359)	$(2,047,408)	$223,646	$1,702,259
Treasury stock purchased				(3,515)			(3,515)
Options exercised	3	5,786					5,789
Shares issued in employee stock purchase plan		805					805
Stock-based compensation, net of forfeitures	7	8,035				345	8,387
Income tax benefit from stock-based compensation expense		867					867
Adjustments from changes in ownership of Partnership		31,573				(49,238)	(17,665)
Cash distribution to noncontrolling unitholders of the Partnership						(30,679)	(30,679)
Other		(84)					(84)
Comprehensive income (loss):
Net income					59,540	23,755	83,295
Derivative gain, net of reclassifications to earnings and tax			814			5,369	6,183
Adjustments from changes in ownership of Partnership			(703)				(703)
Amortization of terminated interest rate swaps, net of tax			1,009				1,009
Foreign currency translation adjustment			(3,770)				(3,770)
Balance at June 30, 2013	$723	$3,757,740	$21,259	$(212,874)	$(1,987,868)	$173,198	$1,752,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$83,295	$(159,611)
Adjustments:
Depreciation and amortization	163,397	174,020
Long-lived asset impairment	20,137	132,665
Amortization of deferred financing costs	4,542	4,339
(Income) loss from discontinued operations, net of tax	(31,675)	44,053
Amortization of debt discount	11,314	9,971
Provision for (benefit from) doubtful accounts	(739)	1,373
Gain on sale of property, plant and equipment	(18,906)	(1,809)
Equity in income of non-consolidated affiliates	(9,387)	(42,067)
Amortization of terminated interest rate swaps	1,552	7,833
Interest rate swaps	152	—
Loss on remeasurement of intercompany balances	469	5,121
Stock-based compensation expense	8,387	8,302
Deferred income tax provision	11,007	(52,962)
Changes in assets and liabilities:
Accounts receivable and notes	(7,891)	(70,534)
Inventory	(67,933)	(62,950)
Costs and estimated earnings versus billings on uncompleted contracts	(118,607)	33,693
Other current assets	938	14,927
Accounts payable and other liabilities	31,445	(9,414)
Deferred revenue	5,101	8,859
Other	(10,507)	6,795
Net cash provided by continuing operations	76,091	52,604
Net cash provided by discontinued operations	4,524	1,123
Net cash provided by operating activities	80,615	53,727

Cash flows from investing activities:
Capital expenditures	(214,934)	(227,854)
Proceeds from sale of property, plant and equipment	71,111	26,033
Return of investments in non-consolidated affiliates	9,387	42,291
Increase in restricted cash	—	(162)
Cash invested in non-consolidated affiliates	—	(224)
Net cash used in continuing operations	(134,436)	(159,916)
Net cash provided by (used in) discontinued operations	29,335	(973)
Net cash used in investing activities	(105,101)	(160,889)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,474,037	1,179,000
Repayments of long-term debt	(1,407,750)	(1,158,104)
Payments for debt issuance costs	(11,929)	(549)
Payments for settlement of interest rate swaps that include financing elements	(314)	—
Net proceeds from the sale of Partnership units	—	114,530
Proceeds from stock options exercised	5,789	—
Proceeds from stock issued pursuant to our employee stock purchase plan	805	888
Purchases of treasury stock	(3,515)	(1,842)
Stock-based compensation excess tax benefit	1,026	208
Distributions to noncontrolling partners in the Partnership	(30,679)	(27,017)
Net cash provided by financing activities	27,470	107,114

Effect of exchange rate changes on cash and cash equivalents	(644)	(476)
Net increase (decrease) in cash and cash equivalents	2,340	(524)
Cash and cash equivalents at beginning of period	34,601	21,903
Cash and cash equivalents at end of period	$36,941	$21,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Exterran Holdings, Inc. (“Exterran”, “our”, “we” or “us”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2012. That report contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

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

The following table summarizes net income (loss) attributable to Exterran stockholders (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income (loss) from continuing operations attributable to Exterran stockholders	$10,910	$(109,717)	$27,865	$(103,060)
Income (loss) from discontinued operations, net of tax	(1,575)	(42,891)	31,675	(44,053)
Net income (loss) attributable to Exterran stockholders	$9,335	$(152,608)	$59,540	$(147,113)

The following table shows the potential shares of common stock that were included in computing diluted income (loss) attributable to Exterran stockholders per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding — used in basic income (loss) per common share	65,716	63,478	65,498	63,321
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock and restricted stock units	530	**	523	**
On settlement of employee stock purchase plan shares	2	**	2	**
On exercise of warrants	**	**	**	**
On conversion of 4.25% convertible senior notes due 2014	**	**	**	**
On conversion of 4.75% convertible senior notes due 2014	**	**	**	**
Weighted average common shares outstanding — used in diluted income (loss) per common share	66,248	63,478	66,023	63,321

**           Excluded from diluted income (loss) per common share as their inclusion would have been anti-dilutive.

There were no adjustments to net income (loss) attributable to Exterran stockholders for the diluted earnings (loss) per share calculation for the three and six months ended June 30, 2013 and 2012.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted income (loss) attributable to Exterran stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	741	2,272	834	2,391
On exercise of options and vesting of restricted stock and restricted stock units	—	1,341	—	698
On settlement of employee stock purchase plan shares	—	—	—	13
On exercise of warrants	12,426	12,426	12,426	12,426
On conversion of 4.25% convertible senior notes due 2014	15,334	15,334	15,334	15,334
On conversion of 4.75% convertible senior notes due 2014	—	3,114	241	3,114
Net dilutive potential common shares issuable	28,501	34,487	28,835	33,976

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, changes in the fair value of derivative financial instruments, net of tax, that are designated as cash flow hedges and to the extent the hedge is effective, and adjustments related to changes in our ownership of Exterran Partners, L.P. (“the Partnership”). The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, and excluding noncontrolling interest, during the six months ended June 30, 2013 and 2012:

	Derivatives -		Foreign Currency
	Cash Flow Hedges		Translation Adjustment		Total
Accumulated other comprehensive income (loss), December 31, 2012	$(2,984)		$26,893		$23,909
Loss recognized in other comprehensive income (loss), net of tax	(26	)(1)	(6,145	)(3)	(6,171)
Loss reclassified from accumulated other comprehensive income (loss), net of tax	1,146	(2)	2,375	(4)	3,521
Other comprehensive income (loss) attributable to Exterran stockholders	1,120		(3,770)		(2,650)
Accumulated other comprehensive income (loss), June 30, 2013	$(1,864)		$23,123		$21,259

(1)         During the three and six months ended June 30, 2013, we recognized a gain of $0.6 million and loss of $26 thousand, respectively, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments.

(2)         During the three months ended June 30, 2013, we reclassified a $1.0 million loss, net of a tax benefit of $0.4 million, to interest expense and provision for (benefit from) income taxes, respectively, in our condensed consolidated statements of operations from accumulated other comprehensive income (loss). During the six months ended June 30, 2013, we reclassified a $1.7 million loss, net of a tax benefit of $0.6 million, to interest expense and provision for (benefit from) income taxes, respectively, in our condensed consolidated statements of operations from accumulated other comprehensive income (loss).

(3)         During the three and six months ended June 30, 2013, we recognized a loss of $0.9 million and $6.1 million, respectively, in other comprehensive income (loss), net of tax, related to changes in foreign currency translation adjustment.

(4)         During the three and six months ended June 30, 2013, we reclassified a $2.4 million loss on foreign currency translation adjustment to long-lived asset impairment in our condensed consolidated statements of operations. This amount represents cumulative foreign currency translation adjustment associated with our United Kingdom entity that had been previously recognized in accumulated other comprehensive income (loss). As discussed in Note 9, we sold the entity that owned our fabrication facility in the United Kingdom in July 2013 and, based on the net transaction value of the agreement, we recognized an impairment during the three months ended June 30, 2013.

	Derivatives -		Foreign Currency
	Cash Flow Hedges		Translation Adjustment		Total
Accumulated other comprehensive income (loss), December 31, 2011	$(17,072)		$23,131		$6,059
Loss recognized in other comprehensive income (loss), net of tax	(603	)(1)	(4,759	)(3)	(5,362)
Loss reclassified from accumulated other comprehensive income (loss), net of tax	11,631	(2)	—		11,631
Other comprehensive income (loss) attributable to Exterran stockholders	11,028		(4,759)		6,269
Accumulated other comprehensive income (loss), June 30, 2012	$(6,044)		$18,372		$12,328

(1)         During each of the three and six month periods ended June 30, 2012, we recognized a loss of $0.6 million in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments.

(2)         During the three months ended June 30, 2012, we reclassified a $9.0 million loss, net of a tax benefit of $3.2 million, to interest expense and provision for (benefit from) income taxes, respectively, in our condensed consolidated statements of operations from accumulated other comprehensive income (loss). During the six months ended June 30, 2012, we reclassified a $17.9 million loss, net of a tax benefit of $6.3 million, to interest expense and provision for (benefit from) income taxes, respectively, in our condensed consolidated statements of operations from accumulated other comprehensive income (loss).

(3)         During the three and six months ended June 30, 2012, we recognized a loss of $5.5 million and $4.8 million, respectively, in other comprehensive income (loss), net of tax, related to changes in foreign currency translation adjustment.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables, interest rate swaps and debt. At June 30, 2013 and December 31, 2012, the estimated fair values of these financial instruments approximated their carrying values as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt has been estimated based on quoted market yields in inactive markets or model-derived calculations using market yields observed in active markets, which are Level 2 inputs. The fair value of our floating rate debt has been estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 8 for additional information regarding the fair value hierarchy.

The following table summarizes the fair value and carrying value of our debt as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$1,026,847	$1,060,000	$814,423	$857,000
Floating rate debt	616,000	615,000	750,500	761,000
Total debt	$1,642,847	$1,675,000	$1,564,923	$1,618,000

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

In June 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela and by the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. The expropriation of our business in Venezuela meets the criteria established for recognition as discontinued operations under GAAP. Therefore, our Venezuela contract operations business is reflected as discontinued operations in our condensed consolidated financial statements.

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

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received an initial payment of $176.7 million in cash at closing, of which we remitted $50.0 million to the insurance company from which we collected $50.0 million in January 2010 under the terms of an insurance policy we maintained for the risk of expropriation. We received an installment payment of $16.8 million in the year ended December 31, 2012. In March 2013, we received an installment payment of $34.3 million, which included a prepayment of $17.2 million for the second quarter 2013 installment payment. The remaining principal amount due to us of approximately $215 million is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA

Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In connection with the sale of these assets, we have agreed to suspend the arbitration proceeding previously filed by our Spanish subsidiary against Venezuela pending payment in full by PDVSA Gas of the purchase price for these nationalized assets.

In February 2013, the Venezuelan government announced a devaluation of the Venezuelan bolivar. This devaluation resulted in a translation gain of approximately $1.4 million on the remeasurement of our net liability position associated with our discontinued operations in Venezuela and is reflected in other (income) loss, net, in the table below during the six months ended June 30, 2013. The functional currency of our Venezuelan subsidiary is the U.S. dollar and we had more liabilities than assets denominated in bolivars in Venezuela at the time of the devaluation. The exchange rate used to remeasure our net liabilities changed from 4.3 bolivars per U.S. dollar at December 31, 2012 to 6.3 bolivars per U.S. dollar in February 2013.

In June 2012, we committed to a plan to sell our contract operations and aftermarket services businesses in Canada as part of our continued emphasis on simplification and focus on our core businesses. Our Canadian contract operations and aftermarket services businesses are reflected as discontinued operations in our condensed consolidated financial statements. These operations were previously included in our North American contract operations and aftermarket services business segments. In connection with the planned disposition, we recorded impairment charges totaling $3.9 million and $40.8 million during the three months ended June 30, 2013 and 2012, respectively, and $6.0 million and $40.8 million during the six months ended June 30, 2013 and 2012, respectively. The impairment charges are reflected in income (loss) from discontinued operations, net of tax. As discussed in Note 17, we completed the sale of our Canadian contract operations and aftermarket services businesses in July 2013.

The following tables summarize the operating results of discontinued operations (in thousands):

	Three months ended June 30, 2013			Three months ended June 30, 2012
	Venezuela	Canada	Total	Venezuela	Canada	Total
Revenue	$—	$13,630	$13,630	$—	$13,966	$13,966
Expenses and selling, general and administrative	81	10,771	10,852	271	13,826	14,097
Loss (recovery) attributable to expropriation and impairments	(228)	3,924	3,696	1,568	40,813	42,381
Other (income) loss, net	—	478	478	—	860	860
Provision for (benefit from) income taxes	—	179	179	823	(1,304)	(481)
Income (loss) from discontinued operations, net of tax	$147	$(1,722)	$(1,575)	$(2,662)	$(40,229)	$(42,891)

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Venezuela	Canada	Total	Venezuela	Canada	Total
Revenue	$—	$24,458	$24,458	$—	$25,240	$25,240
Expenses and selling, general and administrative	308	21,810	22,118	443	27,677	28,120
Loss (recovery) attributable to expropriation and impairments	(33,427)	6,000	(27,427)	1,581	40,813	42,394
Other (income) loss, net	(2,592)	512	(2,080)	—	174	174
Provision for (benefit from) income taxes	—	172	172	1,263	(2,658)	(1,395)
Income (loss) from discontinued operations, net of tax	$35,711	$(4,036)	$31,675	$(3,287)	$(40,766)	$(44,053)

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	June 30, 2013			December 31, 2012
	Venezuela	Canada	Total	Venezuela	Canada	Total
Cash	$98	$9	$107	$113	$791	$904
Accounts receivable	2	10,740	10,742	17	9,148	9,165
Inventory	—	10,556	10,556	—	9,826	9,826
Other current assets	12	1,873	1,885	41	1,810	1,851
Total current assets associated with discontinued operations	112	23,178	23,290	171	21,575	21,746
Total assets associated with discontinued operations	$112	$23,178	$23,290	$171	$21,575	$21,746

Accounts payable	$367	$4,035	$4,402	$499	$3,345	$3,844
Accrued liabilities	1,995	2,838	4,833	4,335	2,724	7,059
Deferred revenue	—	422	422	—	669	669
Total current liabilities associated with discontinued operations	2,362	7,295	9,657	4,834	6,738	11,572
Other long-term liabilities	368	570	938	455	589	1,044
Total liabilities associated with discontinued operations	$2,730	$7,865	$10,595	$5,289	$7,327	$12,616

3.  Inventory, net

Inventory, net of reserves, consisted of the following amounts (in thousands):

	June 30, 2013	December 31, 2012
Parts and supplies	$237,711	$232,737
Work in progress	169,709	120,930
Finished goods	48,275	34,043
Inventory, net	$455,695	$387,710

As of June 30, 2013 and December 31, 2012, we had inventory reserves of $13.7 million and $11.7 million, respectively.

4.  Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Compression equipment, facilities and other fleet assets	$4,250,907	$4,207,772
Land and buildings	190,376	186,410
Transportation and shop equipment	278,810	261,520
Other	168,530	161,681
	4,888,623	4,817,383
Accumulated depreciation	(2,052,776)	(1,975,352)
Property, plant and equipment, net	$2,835,847	$2,842,031

5.  Investments in Non-Consolidated Affiliates

Investments in affiliates that are not controlled by Exterran but where we have the ability to exercise significant control over the operations are accounted for using the equity method.

We own a 30.0% interest in WilPro Energy Services (PIGAP II) Limited and 33.3% interest in WilPro Energy Services (El Furrial) Limited, joint ventures that provided natural gas compression and injection services in Venezuela. In May 2009, PDVSA assumed control over the assets of our Venezuelan joint ventures and transitioned the operations, including the hiring of their employees, to PDVSA. In March 2011, our Venezuelan joint ventures, together with the Netherlands’ parent company of our joint venture partners, filed a request for the institution of an arbitration proceeding against Venezuela with ICSID related to the seized assets and investments.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received an initial payment of $37.6 million in March 2012, and received installment payments totaling $14.1 million during the year ended December 31, 2012. We received installment payments totaling $4.7 million and $9.4 million during the three and six months ended June 30, 2013, respectively. The remaining principal amount due to us of approximately $48 million is payable in quarterly cash installments through the first quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as equity in (income) loss of non-consolidated affiliates in our condensed consolidated statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

6.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Revolving credit facility due July 2016	$246,000	$70,000
Partnership’s revolving credit facility due November 2015	—	530,500
Partnership’s term loan facility due November 2015	—	150,000
Partnership’s revolving credit facility due May 2018	220,000	—
Partnership’s term loan facility due May 2018	150,000	—
Partnership’s 6% senior notes due April 2021 (presented net of the unamortized discount of $5.3 million as of June 30, 2013)	344,682	—
4.25% convertible senior notes due June 2014 (presented net of the unamortized discount of $23.2 million and $34.3 million, respectively)	331,841	320,673
4.75% convertible senior notes due January 2014	—	143,750
7.25% senior notes due December 2018	350,000	350,000
Other, interest at various rates, collateralized by equipment and other assets	324	—
Long-term debt	$1,642,847	$1,564,923

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

In March 2012, we amended our senior secured credit facility (the “Credit Facility”) to decrease the borrowing capacity under our revolving credit facility by $200.0 million to $900.0 million. As a result of the decrease in borrowing capacity under our revolving credit facility, we expensed $1.3 million of unamortized deferred financing costs associated with our revolving credit facility in the first quarter of 2012, which is reflected in interest expense in our condensed consolidated statements of operations.

As of June 30, 2013, we had $246.0 million in outstanding borrowings and $156.7 million in outstanding letters of credit under the Credit Facility. At June 30, 2013, taking into account guarantees through letters of credit, we had undrawn and available capacity of $497.3 million under the Credit Facility.

In June 2009, we issued $355.0 million aggregate principal amount of 4.25% convertible senior notes due June 2014 (the “4.25% Notes”). The 4.25% notes are classified as long-term because we have the intent and ability to refinance the maturity of the notes with our existing Credit Facility or through conversion of the notes into common shares. The 4.25% Notes are convertible upon the occurrence of certain conditions into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. The value of the shares into which the 4.25% Notes can be converted exceeds their principal amount by $76.2 million as of June 30, 2013. We may not redeem the 4.25% Notes prior to their maturity date.

In March 2012, the Partnership, amended its senior secured credit agreement (the “Partnership Credit Agreement”) to increase the borrowing capacity under its revolving credit facility by $200.0 million to $750.0 million. In March 2013, the Partnership Credit

Agreement was amended to reduce the borrowing capacity under its revolving credit facility by $100.0 million to $650.0 million and extend the maturity date of the term loan and revolving credit facilities under the Partnership Credit Agreement to May 2018. The amendment decreased the applicable margins for the Partnership’s revolving credit and term loan facilities by 25 basis points and 50 basis points, respectively. Additionally, following the effectiveness of the amendment and upon the issuance of the Partnership’s 6% senior notes discussed below, the maximum allowed ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA (as defined in the Partnership Credit Agreement) increased to 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and the maximum allowed ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA is 4.0 to 1.0. As a result of the amendment to the Partnership Credit Agreement in March 2013, we expensed $0.7 million of unamortized deferred financing costs, which is reflected in interest expense in our condensed consolidated statements of operations. During the first quarter of 2013 and 2012, the Partnership incurred transaction costs of approximately $4.3 million and $0.5 million, respectively, related to the amendments to the Partnership Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the terms of the facilities. As of June 30, 2013, the Partnership had undrawn and available capacity of $430.0 million under its revolving credit facility.

In March 2013, the Partnership issued $350.0 million aggregate principal amount of 6% senior notes due April 2021 (the “Partnership 6% Notes”). The Partnership used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under its revolving credit facility. The Partnership 6% Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. During the first quarter of 2013, the Partnership incurred transaction costs related to the issuance of the Partnership 6% Notes of approximately $7.6 million. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the Partnership 6% Notes. The Partnership 6% Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, may not be offered or sold in the U.S. except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Partnership offered and issued the Partnership 6% Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S. Pursuant to a registration rights agreement, the Partnership is required to register the Partnership 6% Notes no later than 365 days after March 27, 2013.

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

Interest Rate Risk

In May 2013, we amended our existing interest rate swap agreements with a notional value of $250.0 million to adjust the fixed interest rates and extend the maturity dates to May 2018 consistent with the maturity date of the Partnership Credit Agreement. These amendments effectively created new derivative contracts and terminated the old derivative contracts. As a result, we de-designated the original hedge relationships as of the termination date and designated the new hedge relationships under the amended terms. The original hedge relationships qualified for hedge accounting and were included at their fair value in our balance sheet as a liability and accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements immediately prior to the execution of the amendments was a liability of $8.8 million. The associated amount in accumulated other comprehensive income (loss) is being amortized into interest expense over the original terms of the swaps. During the three months ended June 30, 2013, we reclassified $0.6 million of pre-tax losses from these terminated interest rate swaps into interest expense. We estimate that $3.8 million of deferred pre-tax losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.

At June 30, 2013, we were a party to interest rate swaps pursuant to which we make fixed payments and receive floating payments on a notional value of $250.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire in May 2018. As of June 30, 2013, the weighted average effective fixed interest rate on our interest rate swaps was 1.7%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded $0.2 million of interest income during each of the three and six month periods ended June 30, 2013 due to ineffectiveness related to interest rate swaps. There was no ineffectiveness related to interest rate swaps during the three and six months ended June 30, 2012. We estimate that $3.3 million of deferred pre-tax losses attributable to existing interest rate swaps and included in our accumulated other comprehensive income (loss) at June 30, 2013, will be reclassified into earnings as interest expense at then current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statement of cash flows.

In the fourth quarter of 2010, we paid $43.0 million to terminate interest rate swap agreements with a total notional value of $585.0 million and a weighted average effective fixed interest rate of 4.6%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive income (loss) is being amortized into interest expense over the original terms of the swaps. During the six months ended June 30, 2013, we reclassified $1.0 million of pre-tax losses from these terminated interest rate swaps into interest expense. We estimate that $1.1 million of deferred pre-tax losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	June 30, 2013
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$132
Interest rate hedges	Accrued liabilities	(3,276)
Total derivatives		$(3,144)

	December 31, 2012
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Accrued liabilities	$(3,873)
Interest rate hedges	Other long-term liabilities	(6,043)
Total derivatives		$(9,916)

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre- tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre- tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$4,484	Interest expense	$(2,001)	$4,700	Interest expense	$(3,473)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre- tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre- tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(2,437)	Interest expense	$(9,854)	$(4,381)	Interest expense	$(19,601)

The counterparties to our derivative agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us. We have no specific collateral posted for our derivative instruments. The counterparties to our interest rate swaps are also lenders under the Partnership Credit Agreement and, in that capacity, share proportionally in the collateral pledged under the related facility.

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, with pricing levels as of the date of valuation (in thousands):

	June 30, 2013			December 31, 2012
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$—	$132	$—	$—	$—	$—
Interest rate swaps liability	—	(3,276)	—	—	(9,916)	—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2013 and 2012, with pricing levels as of the date of valuation (in thousands):

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$3,825	$—	$—	$31,605
Impaired long-lived assets —Discontinued operations	—	—	—	—	—	22,035

Our estimate of the impaired long-lived assets’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. Because we expected the disposition of the fleet assets we impaired during the second quarter of 2012 to take more than twelve months, we discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a discount rate of 10.4%. Impaired long-lived assets in the table above also includes our estimate of the fair value of the impaired assets of the entity that owned our fabrication facility in the United Kingdom, which was based on the net transaction value of the agreement entered into subsequent to the balance sheet date. Our estimate of the fair value of the impaired assets that are classified as discontinued operations was based on our expected proceeds, net of selling costs of the agreement entered into subsequent to the balance sheet date.

9.  Long-Lived Asset Impairment

During the six months ended June 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 170 idle compressor units, representing approximately 40,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $7.1 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In July 2013, we sold the entity that owned our fabrication facility in the United Kingdom. As of June 30, 2013, all assets and liabilities of this entity met the criteria for held for sale and were reported at the lower of their carrying value or their fair value based on the net transaction value of the agreement entered into subsequent to the balance sheet date. As a result, we recorded impairment charges of $11.9 million to reduce the book value of the business to its estimated fair value.

During the six months ended June 30, 2013, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $1.1 million on these assets.

During the six months ended June 30, 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 920 idle compressor units, representing approximately 316,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $96.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

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

During the six months ended June 30, 2012, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $1.5 million on these assets.

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

During the six months ended June 30, 2012, we incurred $4.3 million of restructuring charges primarily related to termination benefits and consulting services. These charges are reflected as restructuring charges in our condensed consolidated statements of operations.

11.  Stock-Based Compensation

Stock Incentive Plan

In April 2013, we adopted the Exterran Holdings, Inc. 2013 Stock Incentive Plan (the “2013 Plan”) that provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, other stock-based awards and dividend equivalent rights to employees, directors and consultants of Exterran. Under the 2013 Plan, the maximum number of shares of common stock available for issuance pursuant to awards is 6,500,000. Each option and stock appreciation right granted count as one share against the aggregate share limit, and any share subject to a stock settled award other than a stock option, stock appreciation right or other award for which the recipient pays intrinsic value count as 1.75 shares against the aggregate share limit. Awards granted under the 2013 Plan that are subsequently cancelled, terminated or forfeited are available for future grant, and cash settled awards are not counted against the aggregate share limit.

Stock Options

Stock options are granted at fair market value at the date of grant, are exercisable in accordance with the vesting schedule established by the compensation committee of our board of directors in its sole discretion and expire no later than seven years after the date of grant. Stock options generally vest 33 1/3% on each of the first three anniversaries of the grant date.

The weighted average grant date fair value for stock options granted during the six months ended June 30, 2013 was $10.19, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Six Months Ended June 30, 2013
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

The following table presents stock option activity during the six months ended June 30, 2013:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2012	2,584	$27.02
Granted	177	25.04
Exercised	(309)	17.64
Cancelled	(11)	48.96
Options outstanding, June 30, 2013	2,441	27.96	3.8	$19,060
Options exercisable, June 30, 2013	1,731	33.00	3.0	10,215

Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the six months ended June 30, 2013 was $2.8 million. As of June 30, 2013, we expect $3.3 million of unrecognized compensation cost related to unvested stock options to be recognized over the weighted-average period of 1.7 years.

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

The following table presents restricted stock, restricted stock unit, cash settled restricted stock unit and cash settled performance award activity during the six months ended June 30, 2013:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, December 31, 2012	1,992	$16.12
Granted	701	25.10
Vested	(756)	18.63
Cancelled	(22)	19.43
Non-vested awards, June 30, 2013 (1)	1,915	18.38

(1)         Non-vested awards as of June 30, 2013 are comprised of 472 thousand cash settled restricted stock units and cash settled performance awards and 1,443 thousand restricted stock shares and stock settled restricted stock units.

As of June 30, 2013, we expect $32.3 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units, cash settled restricted stock units and cash settled performance awards to be recognized over the weighted-average period of 1.9 years.

Employee Stock Purchase Plan

In August 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. In May 2011, our stockholders approved an amendment to the ESPP that increased the maximum number of shares of common stock available for purchase under the ESPP to 1,000,000. At June 30, 2013, 269,540 shares remained available for purchase under the ESPP. Our ESPP is compensatory and, as a result, we record an expense in our condensed consolidated statements of operations related to the ESPP. The purchase discount under the ESPP is 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.

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

Partnership Phantom Units

The following table presents phantom unit activity during the six months ended June 30, 2013:

	Phantom Units (in thousands)	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2012	64	$23.62
Granted	55	23.76
Vested	(20)	24.28
Phantom units outstanding, June 30, 2013	99	23.57

As of June 30, 2013, we expect $1.9 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.1 years.

12.  Commitments and Contingencies

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of June 30, 2013
Performance guarantees through letters of credit(1)	2013-2017	$227,393
Standby letters of credit	2013-2014	13,446
Commercial letters of credit	2013-2014	771
Bid bonds and performance bonds(1)	2013-2018	80,864
Maximum potential undiscounted payments		$322,474

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

The Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012. Under the revised statute, we believe we are a Heavy Equipment Dealer and that our natural gas compressors are Heavy Equipment and, therefore, are required to file our ad valorem tax renditions under this new methodology. As a result of filing as a Heavy Equipment Dealer in Texas counties, a large number of appraisal review boards have denied our position, and we have filed petitions for review in the appropriate district courts. The first of these cases is presently scheduled to commence in September 2013.

As a result of the new methodology, our ad valorem tax expense (which is reflected on our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $4.0 million during the six months ended June 30, 2013. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $10.8 million as of June 30, 2013, of which approximately $2.3 million has been agreed to by a number of appraisal review boards and county appraisal districts. If we are unsuccessful in any of the cases with the appraisal districts, the additional ad valorem tax payments may also be subject to penalties and interest.

In addition to U.S. federal, state, local and foreign income taxes, we are subject to a number of taxes that are not income-based. Many of these taxes are subject to audit by the taxing authorities, and therefore, it is possible that an audit could result in us making additional tax payments. We accrue for such additional tax payments resulting from an audit when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. We do not believe that such payments would be material to our consolidated financial position but cannot provide assurance that the resolution of an audit would not be material to our results of operations or cash flows for the period in which the resolution occurs.

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

13.  Recent Accounting Developments

In February 2013, the Financial Accounting Standards Board issued an update to the authoritative guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income (loss). Under this update, entities are required to present changes in accumulated other comprehensive income (loss) by component including the amount of the change that is due to reclassification and the amount that is due to current period other comprehensive income (loss). Entities are also required to present on the face of the financials where net income (loss) is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income (loss). The disclosure amendments in this update require a prescribed presentation, but do not require any additional disclosures and are effective for reporting periods beginning after December 15, 2012. The new presentation requirements did not have a material impact on our condensed consolidated financial statements.

14.  Reportable Segments

We manage our business segments primarily based upon the type of product or service provided. We have four reportable segments: North America contract operations, international contract operations, aftermarket services and fabrication. The North America and international contract operations segments primarily provide natural gas compression services, production and processing equipment services and maintenance services to meet specific customer requirements on Exterran-owned assets. The aftermarket services segment provides a full range of services to support the surface production, compression and processing needs of customers, from parts sales and normal maintenance services to full operation of a customer’s owned assets. The fabrication segment provides (i) design, engineering, fabrication, installation and sale of natural gas compression units and accessories and equipment used in the production, treating and processing of crude oil and natural gas and (ii) engineering, procurement and fabrication services related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and evaporators and brine heaters for desalination plants.

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes only sales to external customers. We do not include intersegment sales when we evaluate our segments’ performance.

The following tables present revenue and other financial information by reportable segment (in thousands):

Three months ended	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Reportable Segments Total
June 30, 2013:
Revenue from external customers	$163,645	$117,872	$99,368	$456,459	$837,344
Gross margin(1)	92,484	67,857	21,432	74,886	256,659

June 30, 2012:
Revenue from external customers	$148,564	$112,628	$101,902	$267,641	$630,735
Gross margin(1)	78,141	65,536	24,374	26,284	194,335

Six months ended	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Reportable Segments Total
June 30, 2013:
Revenue from external customers	$323,076	$227,430	$182,980	$915,235	$1,648,721
Gross margin(1)	179,862	131,216	39,598	131,263	481,939

June 30, 2012:
Revenue from external customers	$299,152	$225,414	$191,547	$529,863	$1,245,976
Gross margin(1)	154,493	134,433	42,288	52,903	384,117

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

The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$24,504	$(166,898)	$83,295	$(159,611)
Selling, general and administrative	91,117	94,134	176,096	188,973
Depreciation and amortization	80,751	88,909	163,397	174,020
Long-lived asset impairment	16,574	128,543	20,137	132,665
Restructuring charges	—	1,266	—	4,313
Interest expense	30,250	36,968	58,124	74,959
Equity in income of non-consolidated affiliates	(4,722)	(4,728)	(9,387)	(42,067)
Other (income) expense, net	(7,239)	8,752	(17,048)	2,657
Provision for (benefit from) income taxes	23,849	(35,502)	39,000	(35,845)
(Income) loss from discontinued operations, net of tax	1,575	42,891	(31,675)	44,053
Gross margin	$256,659	$194,335	$481,939	$384,117

15.  Transactions Related to the Partnership

In March 2013, we sold to the Partnership contract operations customer service agreements with 50 customers and a fleet of 363 compressor units used to provide compression services under those agreements, comprising approximately 256,000 horsepower, or 8% (by then available horsepower) of our and the Partnership’s combined U.S. contract operations business. The assets sold also included 204 compressor units, comprising approximately 99,000 horsepower, that we previously leased to the Partnership and contracts relating to approximately 6,000 horsepower of compressor units the Partnership already owned and previously leased to us. Total consideration for the transaction was approximately $174.0 million, excluding transaction costs, and consisted of the Partnership’s issuance to us of approximately 7.1 million common units and approximately 145,000 general partner units. As a result, adjustments were made to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

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

In March 2012, the Partnership sold, pursuant to a public underwritten offering, 4,965,000 common units representing limited partner interests in the Partnership, including 465,000 common units sold pursuant to an over-allotment option. The Partnership used the $114.5 million of net proceeds from this offering to repay borrowings outstanding under its revolving credit facility. In connection with this sale and as permitted under the Partnership’s partnership agreement, the Partnership issued and sold to Exterran General Partner, L.P. (“GP”), our wholly-owned subsidiary and the Partnership’s general partner, approximately 101,000 general partner units to maintain the GP’s approximate 2.0% general partner interest in the Partnership. As a result, adjustments were made to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

The following table presents the effects of changes from net income (loss) attributable to Exterran stockholders and changes in our equity interest of the Partnership on our equity attributable to Exterran’s stockholders (in thousands):

	Six Months Ended June 30,
	2013	2012
Net income (loss) attributable to Exterran stockholders	$59,540	$(147,113)
Increase in Exterran stockholders’ additional paid-in capital for change in ownership of Partnership units	31,573	49,202
Change from net income (loss) attributable to Exterran stockholders and transfers to/from the noncontrolling interest	$91,113	$(97,911)

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

Condensed Consolidating Balance Sheet

June 30, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$51	$806,027	$529,903	$—	$1,335,981
Current assets associated with discontinued operations	—	—	23,290	—	23,290
Total current assets	51	806,027	553,193	—	1,359,271
Property, plant and equipment, net	—	1,171,225	1,664,622	—	2,835,847
Investments in affiliates	1,749,550	1,544,979	—	(3,294,529)	—
Intangible and other assets, net	26,812	31,874	131,907	(16,071)	174,522
Intercompany receivables	733,708	78,127	558,340	(1,370,175)	—
Total long-term assets	2,510,070	2,826,205	2,354,869	(4,680,775)	3,010,369
Total assets	$2,510,121	$3,632,232	$2,908,062	$(4,680,775)	$4,369,640

LIABILITIES AND EQUITY

Current liabilities	$3,300	$460,973	$276,998	$—	$741,271
Current liabilities associated with discontinued operations	—	—	9,657	—	9,657
Total current liabilities	3,300	460,973	286,655	—	750,928
Long-term debt	927,841	324	714,682	—	1,642,847
Intercompany payables	—	1,292,048	78,127	(1,370,175)	—
Other long-term liabilities	—	129,337	109,483	(16,071)	222,749
Long-term liabilities associated with discontinued operations	—	—	938	—	938
Total liabilities	931,141	1,882,682	1,189,885	(1,386,246)	2,617,462
Total equity	1,578,980	1,749,550	1,718,177	(3,294,529)	1,752,178
Total liabilities and equity	$2,510,121	$3,632,232	$2,908,062	$(4,680,775)	$4,369,640

Condensed Consolidating Balance Sheet

December 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$142	$754,303	$461,810	$(33)	$1,216,222
Current assets associated with discontinued operations	—	—	21,746	—	21,746
Total current assets	142	754,303	483,556	(33)	1,237,968
Property, plant and equipment, net	—	1,299,797	1,542,234	—	2,842,031
Investments in affiliates	1,631,185	1,145,551	—	(2,776,736)	—
Intangible and other assets, net	33,234	37,748	123,681	(19,815)	174,848
Intercompany receivables	704,319	83,362	419,108	(1,206,789)	—
Total long-term assets	2,368,738	2,566,458	2,085,023	(4,003,340)	3,016,879
Total assets	$2,368,880	$3,320,761	$2,568,579	$(4,003,373)	$4,254,847

LIABILITIES AND EQUITY

Current liabilities	$5,844	$462,668	$294,529	$(74)	$762,967
Current liabilities associated with discontinued operations	—	—	11,572	—	11,572
Total current liabilities	5,844	462,668	306,101	(74)	774,539
Long-term debt	884,423	—	680,500	—	1,564,923
Intercompany payables	—	1,123,427	83,362	(1,206,789)	—
Other long-term liabilities	—	103,481	128,375	(19,774)	212,082
Long-term liabilities associated with discontinued operations	—	—	1,044	—	1,044
Total liabilities	890,267	1,689,576	1,199,382	(1,226,637)	2,552,588
Total equity	1,478,613	1,631,185	1,369,197	(2,776,736)	1,702,259
Total liabilities and equity	$2,368,880	$3,320,761	$2,568,579	$(4,003,373)	$4,254,847

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended June 30, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$514,181	$380,966	$(57,803)	$837,344
Costs of sales (excluding depreciation and amortization expense)	—	392,652	245,836	(57,803)	580,685
Selling, general and administrative	58	44,833	46,226	—	91,117
Depreciation and amortization	—	31,436	49,315	—	80,751
Long-lived asset impairment	—	3,694	12,880	—	16,574
Interest expense	18,900	833	10,517	—	30,250
Intercompany charges, net	(8,999)	7,111	1,888	—	—
Equity in income of affiliates	(15,817)	(101)	(4,722)	15,918	(4,722)
Other (income) expense, net	10	390	(7,639)	—	(7,239)
Income before income taxes	5,848	33,333	26,665	(15,918)	49,928
Provision for (benefit from) income taxes	(3,487)	17,516	9,820	—	23,849
Income from continuing operations	9,335	15,817	16,845	(15,918)	26,079
Loss from discontinued operations, net of tax	—	—	(1,575)	—	(1,575)
Net income	9,335	15,817	15,270	(15,918)	24,504
Less: Net income attributable to the noncontrolling interest	—	—	(15,169)	—	(15,169)
Net income attributable to Exterran stockholders	9,335	15,817	101	(15,918)	9,335
Other comprehensive income attributable to Exterran stockholders	2,793	3,120	3,109	(6,229)	2,793
Comprehensive income attributable to Exterran stockholders	$12,128	$18,937	$3,210	$(22,147)	$12,128

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended June 30, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$411,262	$257,037	$(37,564)	$630,735
Costs of sales (excluding depreciation and amortization expense)	—	315,099	158,865	(37,564)	436,400
Selling, general and administrative	133	45,184	48,817	—	94,134
Depreciation and amortization	—	34,278	54,631	—	88,909
Long-lived asset impairment	—	97,626	30,917	—	128,543
Restructuring charges	—	746	520	—	1,266
Interest expense	26,554	3,743	6,671	—	36,968
Intercompany charges, net	(16,595)	16,149	446	—	—
Equity in (income) loss of affiliates	146,205	85,477	(4,728)	(231,682)	(4,728)
Other (income) expense, net	10	(1,945)	10,687	—	8,752
Loss before income taxes	(156,307)	(185,095)	(49,789)	231,682	(159,509)
Provision for (benefit from) income taxes	(3,699)	(38,890)	7,087	—	(35,502)
Loss from continuing operations	(152,608)	(146,205)	(56,876)	231,682	(124,007)
Loss from discontinued operations, net of tax	—	—	(42,891)	—	(42,891)
Net loss	(152,608)	(146,205)	(99,767)	231,682	(166,898)
Less: Net loss attributable to the noncontrolling interest	—	—	14,290	—	14,290
Net loss attributable to Exterran stockholders	(152,608)	(146,205)	(85,477)	231,682	(152,608)
Other comprehensive loss attributable to Exterran stockholders	(259)	(1,103)	(4,391)	5,494	(259)
Comprehensive loss attributable to Exterran stockholders	$(152,867)	$(147,308)	$(89,868)	$237,176	$(152,867)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Six months Ended June 30, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$1,049,608	$759,837	$(160,724)	$1,648,721
Costs of sales (excluding depreciation and amortization expense)	—	822,100	505,406	(160,724)	1,166,782
Selling, general and administrative	160	90,522	85,414	—	176,096
Depreciation and amortization	—	65,468	97,929	—	163,397
Long-lived asset impairment	—	5,589	14,548	—	20,137
Interest expense	38,923	1,318	17,883	—	58,124
Intercompany charges, net	(18,084)	15,258	2,826	—	—
Equity in income of affiliates	(73,520)	(53,289)	(9,387)	126,809	(9,387)
Other (income) expense, net	19	(6,617)	(10,450)	—	(17,048)
Income before income taxes	52,502	109,259	55,668	(126,809)	90,620
Provision for (benefit from) income taxes	(7,038)	35,739	10,299	—	39,000
Income from continuing operations	59,540	73,520	45,369	(126,809)	51,620
Income from discontinued operations, net of tax	—	—	31,675	—	31,675
Net income	59,540	73,520	77,044	(126,809)	83,295
Less: Net income attributable to the noncontrolling interest	—	—	(23,755)	—	(23,755)
Net income attributable to Exterran stockholders	59,540	73,520	53,289	(126,809)	59,540
Other comprehensive loss attributable to Exterran stockholders	(2,650)	(2,215)	(1,754)	3,969	(2,650)
Comprehensive income attributable to Exterran stockholders	$56,890	$71,305	$51,535	$(122,840)	$56,890

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Six months Ended June 30, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$741,253	$604,614	$(99,891)	$1,245,976
Costs of sales (excluding depreciation and amortization expense)	—	572,219	389,531	(99,891)	861,859
Selling, general and administrative	341	94,535	94,097	—	188,973
Depreciation and amortization	—	70,541	103,479	—	174,020
Long-lived asset impairment	—	100,542	32,123	—	132,665
Restructuring charges	—	2,948	1,365	—	4,313
Interest expense	55,237	6,796	12,926	—	74,959
Intercompany charges, net	(33,870)	30,951	2,919	—	—
Equity in (income) loss of affiliates	132,903	47,656	(42,067)	(180,559)	(42,067)
Other (income) expense, net	20	(3,996)	6,633	—	2,657
Income (loss) before income taxes	(154,631)	(180,939)	3,608	180,559	(151,403)
Provision for (benefit from) income taxes	(7,518)	(48,036)	19,709	—	(35,845)
Loss from continuing operations	(147,113)	(132,903)	(16,101)	180,559	(115,558)
Loss from discontinued operations, net of tax	—	—	(44,053)	—	(44,053)
Net loss	(147,113)	(132,903)	(60,154)	180,559	(159,611)
Less: Net loss attributable to the noncontrolling interest	—	—	12,498	—	12,498
Net loss attributable to Exterran stockholders	(147,113)	(132,903)	(47,656)	180,559	(147,113)
Other comprehensive income (loss) attributable to Exterran stockholders	6,269	4,053	(3,160)	(893)	6,269
Comprehensive loss attributable to Exterran stockholders	$(140,844)	$(128,850)	$(50,816)	$179,666	$(140,844)

Condensed Consolidating Statement of Cash Flows

Six months Ended June 30, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(3,235)	$40,425	$38,901	$—	$76,091
Net cash provided by discontinued operations	—	—	4,524	—	4,524
Net cash provided by (used in) operating activities	(3,235)	40,425	43,425	—	80,615
Cash flows from investing activities:
Capital expenditures	—	(115,664)	(102,648)	3,378	(214,934)
Proceeds from sale of property, plant and equipment	—	16,934	57,555	(3,378)	71,111
Capital distributions received from consolidated subsidiaries	—	20,250	—	(20,250)	—
Return of investments in non-consolidated affiliates	—	—	9,387	—	9,387
Investment in consolidated subsidiaries	—	(9,454)	—	9,454	—
Net cash used in continuing operations	—	(87,934)	(35,706)	(10,796)	(134,436)
Net cash provided by discontinued operations	—	—	29,335	—	29,335
Net cash used in investing activities	—	(87,934)	(6,371)	(10,796)	(105,101)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	631,501	—	842,536	—	1,474,037
Repayments of long-term debt	(599,250)	—	(808,500)	—	(1,407,750)
Payments for debt issuance costs	—	—	(11,929)	—	(11,929)
Payments for settlement of interest rate swaps that include financing element	—	—	(314)	—	(314)
Proceeds from stock options exercised	5,789	—	—	—	5,789
Proceeds from stock issued pursuant to our employee stock purchase plan	805	—	—	—	805
Purchases of treasury stock	(3,515)	—	—	—	(3,515)
Stock-based compensation excess tax benefit	1,026	—	—	—	1,026
Distributions to noncontrolling partners in the Partnership	—	—	(50,929)	20,250	(30,679)
Capital contributions received from parent	—	—	9,454	(9,454)	—
Borrowings (repayments) between consolidated subsidiaries, net	(33,107)	39,726	(6,619)	—	—
Net cash provided by (used in) financing activities	3,249	39,726	(26,301)	10,796	27,470
Effect of exchange rate changes on cash and cash equivalents	—	—	(644)	—	(644)
Net increase (decrease) in cash and cash equivalents	14	(7,783)	10,109	—	2,340
Cash and cash equivalents at beginning of period	24	10,461	24,116	—	34,601
Cash and cash equivalents at end of period	$38	$2,678	$34,225	$—	$36,941

Condensed Consolidating Statement of Cash Flows

Six months Ended June 30, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$2,324	$(11,787)	$62,067	$—	$52,604
Net cash provided by discontinued operations	—	—	1,123	—	1,123
Net cash provided by (used in) operating activities	2,324	(11,787)	63,190	—	53,727
Cash flows from investing activities:
Capital expenditures	—	(143,969)	(83,885)	—	(227,854)
Contract operations acquisition	—	77,415	(77,415)	—	—
Proceeds from sale of property, plant and equipment	—	7,719	18,314	—	26,033
Capital distributions received from consolidated subsidiaries	—	15,043	—	(15,043)	—
Increase in restricted cash	—	—	(162)	—	(162)
Return of investments in non-consolidated subsidiaries	—	—	42,291	—	42,291
Cash invested in non-consolidated affiliates	—	—	(224)	—	(224)
Investment in consolidated subsidiaries	—	(16,552)	—	16,552	—
Net cash used in continuing operations	—	(60,344)	(101,081)	1,509	(159,916)
Net cash used in discontinued operations	—	—	(973)	—	(973)
Net cash used in investing activities	—	(60,344)	(102,054)	1,509	(160,889)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	570,000	—	609,000	—	1,179,000
Repayments of long-term debt	(541,650)	—	(616,454)	—	(1,158,104)
Payments for debt issuance costs	—	—	(549)	—	(549)
Net proceeds from the sale of Partnership units	—	—	114,530	—	114,530
Proceeds from stock issued pursuant to our employee stock purchase plan	888	—	—	—	888
Purchases of treasury stock	(1,842)	—	—	—	(1,842)
Stock-based compensation excess tax benefit	208	—	—	—	208
Distributions to noncontrolling partners in the Partnership	—	—	(42,060)	15,043	(27,017)
Net proceeds from sale of general partner units	—	—	2,426	(2,426)	—
Capital contributions received from parent	—	—	14,126	(14,126)	—
Borrowings (repayments) between consolidated subsidiaries, net	(29,744)	69,909	(40,165)	—	—
Net cash provided by (used in) financing activities	(2,140)	69,909	40,854	(1,509)	107,114
Effect of exchange rate changes on cash and cash equivalents	—	—	(476)	—	(476)
Net increase (decrease) in cash and cash equivalents	184	(2,222)	1,514	—	(524)
Cash and cash equivalents at beginning of period	93	2,810	19,000	—	21,903
Cash and cash equivalents at end of period	$277	$588	$20,514	$—	$21,379

17.  Subsequent Event

In July 2013, we completed the sale of our contract operations and aftermarket services businesses in Canada (“Canadian Operations”) to Ironline Compression Holdings LLC, an affiliate of Staple Street Capital L.L.C. We received the following consideration for the sale of the Canadian Operations (specified in either U.S. Dollars (“$”) or Canadian Dollars (“CDN$”)): (i) cash proceeds of $12.4 million, net of transaction expenses and subject to adjustment upon the final determination of the balance in accounts receivable of the Canadian Operations at June 30, 2013, (ii) a note receivable of CDN$6.6 million, subject to adjustment upon the final determination of the balances in certain components of current assets and current liabilities of the Canadian Operations at June 30, 2013, (iii) contingent consideration of CDN$5.0 million based upon the Canadian Operations reaching a specified performance threshold prior to December 31, 2016 and (iv) a potential tax refund related to the Canadian Operations of CDN$1.6 million if such amounts are received by the Canadian Operations. At June 30, 2013, the Canadian Operations were reflected as discontinued operations in our condensed consolidated financial statements.

Our results from discontinued operations in our condensed consolidated statements of operations for the three months ended June 30, 2013 include an impairment of $3.9 million related to the Canadian Operations. The sale of the Canadian Operations is subject to further adjustment in the third quarter of 2013 related to portions of the consideration received that are subject to adjustment.

In July 2013, as part of our continued emphasis on simplification and focus on our core business, we sold the entity that owned our fabrication facility in the United Kingdom. During the three months ended June 30, 2013, we recorded impairment charges of $11.9 million to reduce the book value of the United Kingdom business to its estimated fair value, which are reflected in long-lived asset impairment in our condensed consolidated statements of operations.

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

General

Exterran Holdings, Inc., together with its subsidiaries (“Exterran”, “our”, “we” or “us”), is a global market leader in the full-service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, fabrication and aftermarket services. In our contract operations business line, we own a fleet of natural gas compression equipment and crude oil and natural gas production and processing equipment that we utilize to provide operations services to our customers. In our fabrication business line, we fabricate equipment for sale to our customers and for use in our contract operations services. In addition, our fabrication business line provides engineering, procurement and fabrication services related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants. We offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities which we refer to as Integrated Projects. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, processing, treating and other equipment.

Exterran Partners, L.P.

We have an equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of June 30, 2013, public unitholders held a 59% ownership interest in the Partnership and we owned the remaining equity interest, including the general partner interest and all incentive distribution rights. The general partner of the Partnership is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional interests in the Partnership. As of June 30, 2013, the Partnership’s fleet included 5,334 compressor units comprising approximately 2,366,000 horsepower, or 70% (by then available horsepower) of our and the Partnership’s combined total U.S. horsepower. The Partnership’s fleet included 215 compressor units with an aggregate horsepower of approximately 91,000 leased from our wholly-owned subsidiaries and excluded 19 compressor units with an aggregate horsepower of approximately 6,000 owned by the Partnership but leased to our wholly-owned subsidiaries as of June 30, 2013.

In March 2013, we sold to the Partnership contract operations customer service agreements with 50 customers and a fleet of 363 compressor units used to provide compression services under those agreements, comprising approximately 256,000 horsepower, or 8% (by then available horsepower) of our and the Partnership’s combined U.S. contract operations business (the “March 2013 Contract Operations Acquisition”). The assets sold also included 204 compressor units, comprising approximately 99,000 horsepower, that we previously leased to the Partnership and contracts relating to approximately 6,000 horsepower of compressor units the Partnership already owned and previously leased to us. Total consideration for the transaction was approximately $174.0 million, excluding transaction costs, and consisted of the Partnership’s issuance to us of approximately 7.1 million common units and approximately 145,000 general partner units. As a result, adjustments were made to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

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

Natural gas consumption in the U.S. for the twelve months ended April 30, 2013 increased by approximately 7% over the twelve months ended April 30, 2012, and is expected to increase by 0.6% in 2013 and by an average of 0.5% per year thereafter until 2035 according to the U.S Energy Information Administration (“EIA”). The EIA projects that natural gas consumption worldwide will increase by 1.6% per year until 2035.

Natural gas marketed production in the U.S. for the twelve months ended April 30, 2013 increased by approximately 2% over the twelve months ended April 30, 2012. The EIA forecasts that total U.S. marketed production will remain relatively consistent in 2013 compared to 2012. In 2011, the U.S. accounted for an estimated annual production of approximately 24 trillion cubic feet of natural gas, or 19% of the worldwide total of approximately 124 trillion cubic feet. The EIA estimates that the U.S. natural gas production level will be approximately 26 trillion cubic feet in 2035, or 16 % of the projected worldwide total of approximately 169 trillion cubic feet.

Our Performance Trends and Outlook

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression and oil and natural gas production and processing and our customers’ decisions among using our products and services, using our competitors’ products and services or owning and operating the equipment themselves.

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

During 2012 and the first six months of 2013, we saw steady activity in North America shale plays and areas focused on the production of oil and natural gas liquids. This activity led to higher demand and bookings for our fabricated production equipment and contract operations businesses in these markets. This new development activity has increased the overall amount of compression horsepower in the industry and in our business in North America; however, these increases continue to be partially offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. In early 2012, natural gas prices in North America fell to their lowest levels in more than a decade. Since then, natural gas prices in North America have improved, but still remain at low levels which could limit natural gas production growth in North America, particularly in dry gas areas. We believe that the low natural gas price environment, as well as the recent capital investment in new equipment by our competitors and other third parties, could decrease demand for our natural gas compression and oil and natural gas production and processing equipment and services in North America. In the second quarter of 2013, we experienced moderate booking activity levels for our North America fabricated products, declining from relatively high levels in the prior year.

However, given current backlog levels for our fabricated products, we believe our North America fabrication revenue and gross margin in 2013 will be higher than the results achieved in 2012.

In international markets, we believe demand for our contract operations and fabricated projects will continue and we expect to have opportunities to grow our international business through our contract operations, aftermarket services and fabrication business segments over the long term.

Our level of capital spending depends on our forecast for the demand for our products and services and the equipment we require to provide services to our customers. We anticipate investing similar levels of capital in our contract operations fleet in 2013 that we did in 2012.

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

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, average operating horsepower, horsepower utilization percentages and fabrication backlog (horsepower in thousands and dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total Available Horsepower (at period end):
North America	3,401	3,285	3,401	3,285
International	1,268	1,254	1,268	1,254
Total	4,669	4,539	4,669	4,539
Total Operating Horsepower (at period end):
North America	2,867	2,811	2,867	2,811
International	998	996	998	996
Total	3,865	3,807	3,865	3,807
Average Operating Horsepower:
North America	2,884	2,820	2,888	2,823
International	1,000	989	1,003	975
Total	3,884	3,809	3,891	3,798
Horsepower Utilization (at period end):
North America	84%	86%	84%	86%
International	79%	79%	79%	79%
Total	83%	84%	83%	84%

	June 30, 2013	December 31, 2012	June 30, 2012
Compressor and Accessory Fabrication Backlog	$193.5	$256.3	$297.0
Production and Processing Equipment Fabrication Backlog	424.2	563.8	677.7
Installation Backlog	128.8	245.6	311.7
Fabrication Backlog	$746.5	$1,065.7	$1,286.4

Financial Results of Operations

Summary of Results

As discussed in Note 2 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations business and Canadian contract operations and aftermarket services businesses. Those results are reflected in discontinued operations for all periods presented.

Revenue.  Revenue during the three months ended June 30, 2013 was $837.3 million compared to $630.7 million during the three months ended June 30, 2012. Revenue during the six months ended June 30, 2013 was $1,648.7 million compared to $1,246.0 million during the six months ended June 30, 2012. The increase in revenue during the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 was primarily caused by higher fabrication revenue.

Net income (loss) attributable to Exterran stockholders and EBITDA, as adjusted.  We recorded net income attributable to Exterran stockholders of $9.3 million and net loss attributable to Exterran stockholders of $152.6 million during the three months ended June 30, 2013 and 2012, respectively. We recorded net income attributable to Exterran stockholders of $59.5 million and net loss attributable to Exterran stockholders of $147.1 million during the six months ended June 30, 2013 and 2012, respectively. Our EBITDA, as adjusted, was $176.8 million and $101.5 million during the three months ended June 30, 2013 and 2012, respectively, and $323.4 million and $197.6 million during the six months ended June 30, 2013 and 2012, respectively. Net income attributable to Exterran stockholders and EBITDA, as adjusted, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 were favorably impacted by higher gross margin from operations, including increases in gross margins of $48.6 million and $14.3 million in our fabrication and North America contract operations segments, respectively. Net income attributable to Exterran stockholders and EBITDA, as adjusted, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 were favorably impacted by higher gross margin from operations, including increases in gross margins of $78.4 million and $25.4 million in our fabrication and North America contract operations segments, respectively. In addition, we benefitted from a reduction of $3.0 million and $12.9 million in selling, general and administrative (“SG&A”) expense during the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012. Net income attributable to Exterran stockholders during the three and six months ended June 30, 2013 benefitted from a $112.0 million and $112.5 million decrease in long-lived asset impairments during the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012. Net income attributable to Exterran stockholders during the six months ended June 30, 2013 benefited from $34.3 million of proceeds from the sale of previously nationalized Venezuelan assets to PDVSA received in March 2013. This was partially offset by a decrease in equity in income from non-consolidated affiliates related to a decrease of $32.9 million in cash payments received from the sale of our Venezuelan joint ventures’ assets during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

The Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Summary of Business Segment Results

North America Contract Operations

(dollars in thousands)

	Three months ended June 30,		Increase
	2013	2012	(Decrease)
Revenue	$163,645	$148,564	10%
Cost of sales (excluding depreciation and amortization expense)	71,161	70,423	1%
Gross margin	$92,484	$78,141	18%
Gross margin percentage	57%	53%	4%

The increase in revenue during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily attributable to a $6.5 million increase in revenue with no incremental costs due to the termination of contracts resulting from the exercise of purchase options by our customer on two natural gas processing plants, a 2% increase in average operating horsepower and an increase in rates. The increases in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 were primarily caused by the revenue increase explained above and better management of field operating expenses from the implementation of profitability improvement initiatives. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 14 to the Financial Statements.

International Contract Operations

(dollars in thousands)

	Three months ended June 30,		Increase
	2013	2012	(Decrease)
Revenue	$117,872	$112,628	5%
Cost of sales (excluding depreciation and amortization expense)	50,015	47,092	6%
Gross margin	$67,857	$65,536	4%
Gross margin percentage	58%	58%	0%

The increases in revenue and gross margin during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 were due to a $5.0 million increase in revenue in Mexico primarily due to contracts that commenced or were expanded in scope in 2012 and 2013, a $4.3 million increase in revenue in Colombia primarily due to recognition of revenue with no incremental cost on the termination of a contract resulting from the exercise of a purchase option by our customer during the three months ended June 30, 2013 and a $2.3 million increase in revenue in Indonesia primarily due to a retroactive rate increase, partially offset by an $8.7 million decrease in revenue in Brazil primarily resulting from recognition of revenue with little incremental costs during the prior year period on terminated contracts. Gross margin percentage during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 remained flat due to recognition of revenue on terminated contracts in Brazil during the three months ended June 30, 2012 mentioned above, partially offset by recognition of revenue on a terminated contract in Colombia during the three months ended June 30, 2013 also mentioned above.

Aftermarket Services

(dollars in thousands)

	Three months ended June 30,		Increase
	2013	2012	(Decrease)
Revenue	$99,368	$101,902	(2)%
Cost of sales (excluding depreciation and amortization expense)	77,936	77,528	1%
Gross margin	$21,432	$24,374	(12)%
Gross margin percentage	22%	24%	(2)%

The decrease in revenue during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to a decrease in revenue in the Eastern Hemisphere of $2.8 million and a decrease in revenue in Latin America of $1.2 million, partially offset by an increase in revenue in North America of $1.5 million. The decrease in gross margin during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily driven by lower current period margins on work performed in the Eastern Hemisphere.

Fabrication

(dollars in thousands)

	Three months ended June 30,		Increase
	2013	2012	(Decrease)
Revenue	$456,459	$267,641	71%
Cost of sales (excluding depreciation and amortization expense)	381,573	241,357	58%
Gross margin	$74,886	$26,284	185%
Gross margin percentage	16%	10%	6%

The increase in revenue during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to $97.0 million of higher revenue in North America, which was largely caused by an increase in production and processing equipment revenue of $69.1 million and an increase in installation revenue of $49.0 million, and a $77.1 million increase in revenue in the Eastern Hemisphere. The increases in gross margin and gross margin percentage were primarily caused by the revenue increase explained above, a continuation of improved market conditions in North America, a reduction in operating expenses from the implementation of profitability improvement initiatives and improved margins associated with projects in the Eastern Hemisphere, including the impact of cost overruns on a project at our Belleli Energy subsidiary recorded during the three months ended June 30, 2012. These improvements in results were partially offset by cost overruns on three large turnkey projects during the three months ended June 30, 2013. Our Belleli Energy subsidiary provides engineering, procurement and fabrication services related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants.

Costs and Expenses

(dollars in thousands)

	Three months ended June 30,		Increase
	2013	2012	(Decrease)
Selling, general and administrative	$91,117	$94,134	(3)%
Depreciation and amortization	80,751	88,909	(9)%
Long-lived asset impairment	16,574	128,543	(87)%
Restructuring charges	—	1,266	(100)%
Interest expense	30,250	36,968	(18)%
Equity in income of non-consolidated affiliates	(4,722)	(4,728)	0%
Other (income) expense, net	(7,239)	8,752	183%

The decrease in SG&A expense during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to a $7.3 million decrease in state and local taxes primarily related to the impact of sales tax audits in North America recorded during the three months ended June 30, 2012 and a $1.6 million decrease in bad debt expense, partially offset by a $3.5 million increase in compensation and benefits and a $2.9 million increase in professional, consulting and legal expenses. SG&A as a percentage of revenue was 11% and 15% during the three months ended June 30, 2013 and 2012, respectively.

Depreciation and amortization expense during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 decreased primarily due to reduced depreciation expense on terminated contract operations projects in Brazil and the impact of impairments recorded in 2012, which decreased depreciation expense during the three months ended June 30, 2013. These decreases were partially offset by increased depreciation expense due to property, plant and equipment additions.

During the three months ended June 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 85 idle compressor units, representing approximately 21,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $3.6 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In July 2013, we sold the entity that owned our fabrication facility in the United Kingdom. As of June 30, 2013, all assets and liabilities of this entity met the criteria for held for sale and were reported at the lower of their carrying value or their fair value based on the net transaction value of the agreement entered into subsequent to the balance sheet date. As a result, we recorded impairment charges of $11.9 million during the three months ended June 30, 2013 to reduce the book value of the business to its estimated fair value. See Note 17 to the Financial Statements for discussion of subsequent events.

During the three months ended June 30, 2013, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $1.1 million on these assets.

During the three months ended June 30, 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 880 idle compressor units, representing approximately 299,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $92.2 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. As of June 30, 2012, the average age of the impaired idle units was 24 years.

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

During the three months ended June 30, 2012, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $1.5 million on these assets.

In November 2011, we announced a workforce cost reduction program across all of our business segments as a first step in a broader overall profit improvement initiative. These actions were the result of a review of our cost structure aimed at identifying ways to reduce our ongoing operating costs and to adjust the size of our workforce to be consistent with then current and expected activity levels. A significant portion of the workforce cost reduction program was completed in 2011, with the remainder completed in 2012. During the three months ended June 30, 2012, we incurred $1.3 million of restructuring charges primarily related to termination benefits. See Note 10 to the Financial Statements for further discussion of these charges.

The decrease in interest expense during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to a decrease in the weighted average effective interest rate on our debt and a lower average balance of long-term debt. The decrease in the weighted average effective interest rate on our debt was primarily due to the expiration of certain interest rate swaps in the third quarter of 2012 and a decrease of $2.9 million in the amortization of terminated interest rate swaps. The terminated interest rate swaps are being amortized into interest expense over the original terms of the swaps.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received an installment payment of $4.7 million during each of the three month periods ended June 30, 2013 and June 30, 2012. The remaining principal amount due to us of approximately $48 million is payable in quarterly cash installments through the first quarter of 2016. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our condensed consolidated statements of operations in the periods such payments are received.

The change in other (income) expense, net, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to a $9.9 million increase in gain on sale of property, plant and equipment and a decrease in foreign currency loss of $7.4 million. Foreign currency loss during the three months ended June 30, 2013 and 2012 included a translation loss of $4.0 million and $10.0 million, respectively, related to remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany debt.

Income Taxes

(dollars in thousands)

	Three months ended June 30,		Increase
	2013	2012	(Decrease)
Provision for (benefit from) income taxes	$23,849	$(35,502)	167%
Effective tax rate	47.8%	22.3%	25.5%

The increase in our effective tax rate was primarily attributable to a $209.4 million increase in pre-tax income, predominantly tax effected at the U.S. statutory rate, which included a $123.9 million decrease in impairments of idle fleet assets, during the three months ended June 30, 2013 compared to June 30, 2012. The rate was further increased due to an $11.9 million impairment of the assets of the entity that owned our fabrication facility in the United Kingdom with no associated tax benefit recorded during the three months ended June 30, 2013.

Discontinued Operations

(dollars in thousands)

	Three months ended June 30,		Increase
	2013	2012	(Decrease)
Loss from discontinued operations, net of tax	$(1,575)	$(42,891)	96%

Income (loss) from discontinued operations, net of tax, during the three months ended June 30, 2013 and 2012, includes our operations in Venezuela that were expropriated in June 2009, including the costs associated with our arbitration proceeding, and results from our Canadian contract operations and aftermarket services businesses, including impairment charges. As discussed in Note 2 to the Financial Statements, in June 2009, PDVSA assumed control over substantially all of our assets and operations in Venezuela.

In June 2012, we committed to a plan to sell our contract operations and aftermarket services businesses in Canada. The planned disposition meets the criteria established for recognition as discontinued operations and therefore our Canadian contract operations and aftermarket services businesses are reflected as discontinued operations in our Financial Statements. In connection with the planned disposition, we recorded impairment charges totaling $3.9 million and $40.8 million during the three months ended June 30,

2013 and 2012, respectively. As discussed in Note 17 to the Financial Statements, in July 2013, we completed the sale of our contract operations and aftermarket services businesses in Canada.

Noncontrolling Interest

As of June 30, 2013, noncontrolling interest is comprised of the portion of the Partnership’s earnings that is applicable to the limited partner interest in the Partnership owned by the public. As of June 30, 2013, public unitholders held a 59% ownership interest in the Partnership.

The Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Summary of Business Segment Results

North America Contract Operations

(dollars in thousands)

	Six months ended June 30,		Increase
	2013	2012	(Decrease)
Revenue	$323,076	$299,152	8%
Cost of sales (excluding depreciation and amortization expense)	143,214	144,659	(1)%
Gross margin	$179,862	$154,493	16%
Gross margin percentage	56%	52%	4%

The increase in revenue during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily attributable to a $6.5 million increase in revenue with no incremental cost due to the termination of contracts resulting from the exercise of purchase options by our customer on two natural gas processing plants, a 2% increase in average operating horsepower and an increase in rates, partially offset by a $2.6 million decrease in revenue from our contract water treatment business. The increases in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 were primarily caused by the revenue increase explained above and better management of field operating expenses from the implementation of profitability improvement initiatives. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 14 to the Financial Statements.

International Contract Operations

(dollars in thousands)

	Six months ended June 30,		Increase
	2013	2012	(Decrease)
Revenue	$227,430	$225,414	1%
Cost of sales (excluding depreciation and amortization expense)	96,214	90,981	6%
Gross margin	$131,216	$134,433	(2)%
Gross margin percentage	58%	60%	(2)%

The increase in revenue during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to an $8.9 million increase in revenue in Mexico primarily due to contracts that commenced or were expanded in scope in 2012 and 2013, a $6.3 million increase in revenue in Colombia primarily due to recognition of revenue with no incremental cost on the termination of a contract resulting from the exercise of a purchase option by our customer during the three months ended June 30, 2013 and contracts that commenced in the fourth quarter of 2012, a $4.6 million increase in revenue from a contract in the Eastern Hemisphere that commenced in the second quarter of 2012 and a $3.0 million increase in revenue in Indonesia primarily due to a retroactive rate increase, partially offset by a $14.7 million decrease in revenue in Brazil primarily as a result of recognition of revenue with little incremental costs during the prior year period on terminated contracts and a $5.1 million decrease in revenue due to recognition of revenue with little incremental cost on the termination of a project in Nigeria resulting from the exercise of a purchase option by our customer in 2012. Gross margin and gross margin percentage during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 decreased due to recognition of revenue on terminated contracts in Brazil and Nigeria during the six months ended June 30, 2012 mentioned above, partially offset by the recognition of revenue on a terminated contract in Colombia during the six months ended June 30, 2013 also mentioned above.

Aftermarket Services

(dollars in thousands)

	Six months ended June 30,		Increase
	2013	2012	(Decrease)
Revenue	$182,980	$191,547	(4)%
Cost of sales (excluding depreciation and amortization expense)	143,382	149,259	(4)%
Gross margin	$39,598	$42,288	(6)%
Gross margin percentage	22%	22%	0%

The decrease in revenue during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to a decrease in revenue in Latin America of $4.3 million, a decrease in revenue in the Eastern Hemisphere of $2.3 million and a decrease in revenue in North America of $2.0 million. Gross margin decreased during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to the decrease in revenue discussed above and lower current period margins on work performed in the Eastern Hemisphere.

Fabrication

(dollars in thousands)

	Six months ended June 30,		Increase
	2013	2012	(Decrease)
Revenue	$915,235	$529,863	73%
Cost of sales (excluding depreciation and amortization expense)	783,972	476,960	64%
Gross margin	$131,263	$52,903	148%
Gross margin percentage	14%	10%	4%

The increase in revenue during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to $228.8 million of higher revenue in North America, which was largely caused by an increase in production and processing equipment revenue of $124.9 million and an increase in installation revenue of $110.8 million, and a $127.7 million increase in revenue in the Eastern Hemisphere. The increases in gross margin and gross margin percentage were primarily caused by the revenue increase explained above, a continuation of improved market conditions in North America, a reduction in operating expenses from the implementation of profitability improvement initiatives and improved margins associated with projects in the Eastern Hemisphere, including the impact of cost overruns on a project at our Belleli Energy subsidiary recorded during the six months ended June 30, 2012. These improvements in results were partially offset by cost overruns on three large turnkey projects during the six months ended June 30, 2013.

Costs and Expenses

(dollars in thousands)

	Six months ended June 30,		Increase
	2013	2012	(Decrease)
Selling, general and administrative	$176,096	$188,973	(7)%
Depreciation and amortization	163,397	174,020	(6)%
Long-lived asset impairment	20,137	132,665	(85)%
Restructuring charges	—	4,313	(100)%
Interest expense	58,124	74,959	(22)%
Equity in income of non-consolidated affiliates	(9,387)	(42,067)	(78)%
Other (income) expense, net	(17,048)	2,657	(742)%

The decrease in SG&A expense during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to an $11.5 million decrease in state and local taxes primarily related to the impact of sales tax audits in North America recorded during the six months ended June 30, 2012 and a $2.1 million decrease in bad debt expense, partially offset by a $2.0 million increase in compensation and benefits. SG&A as a percentage of revenue was 11% and 15% during the six months ended June 30, 2013 and 2012, respectively.

Depreciation and amortization expense during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 decreased primarily due to reduced depreciation expense on terminated contract operations projects in Brazil and Nigeria and the impact of impairments recorded in 2012, which decreased depreciation expense during the six months ended June 30, 2013. These decreases were partially offset by increased depreciation expense due to property, plant and equipment additions.

During the six months ended June 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 170 idle compressor units, representing approximately 40,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $7.1 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In July 2013, we sold the entity that owned our fabrication facility in the United Kingdom. As of June 30, 2013, all assets and liabilities of this entity met the criteria for held for sale and were reported at the lower of their carrying value or their fair value based on the net transaction value of the agreement entered into subsequent to the balance sheet date. As a result, we recorded impairment charges of $11.9 million during the six months ended June 30, 2013 to reduce the book value of the business to its estimated fair value. See Note 17 to the Financial Statements for discussion of subsequent events.

During the six months ended June 30, 2013, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $1.1 million on these assets.

During the six months ended June 30, 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 920 idle compressor units, representing approximately 316,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $96.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. As of June 30, 2012, the average age of the impaired idle units was 24 years.

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

During the six months ended June 30, 2012, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $1.5 million on these assets.

In November 2011, we announced a workforce cost reduction program across all of our business segments as a first step in a broader overall profit improvement initiative. These actions were the result of a review of our cost structure aimed at identifying ways to reduce our ongoing operating costs and to adjust the size of our workforce to be consistent with then current and expected activity levels. A significant portion of the workforce cost reduction program was completed in 2011, with the remainder completed in 2012. During the six months ended June 30, 2012, we incurred $4.3 million of restructuring charges primarily related to termination benefits and consulting services. See Note 10 to the Financial Statements for further discussion of these charges.

The decrease in interest expense during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to a decrease in the weighted average effective rate on our debt and a lower average balance of long-term debt. The decrease in the weighted average effective rate on our debt was primarily due to the expiration of certain interest rate swaps in the third quarter of 2012 and a decrease of $6.3 million in the amortization of terminated interest rate swaps. Additionally, during the six months ended June 30, 2013 we expensed $1.6 million of unamortized deferred financing costs resulting from an amendment to the Partnership’s senior secured credit agreement (the “Partnership Credit Agreement”) and our redemption of the 4.75% convertible senior notes (the “4.75% Notes”), and during the six months ended June 30, 2012 we expensed $1.3 million of unamortized deferred financing costs resulting from the decrease in capacity of our revolving credit facility. The terminated interest rate swaps are being amortized into interest expense over the original terms of the swaps.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received payments of $9.4 million and $42.3 million during the six months ended June 30, 2013 and June 30, 2012, respectively. The remaining principal amount due to us of approximately $48 million is payable in quarterly cash installments through the first quarter of 2016. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our condensed consolidated statements of operations in the periods such payments are received.

The change in other (income) expense, net, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to a $17.1 million increase in gain on sale of property, plant and equipment and a decrease in foreign currency loss of $4.6 million. Foreign currency loss during the six months ended June 30, 2013 and 2012 included a translation loss of $0.5 million and $5.1 million, respectively, related to remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany debt.

Income Taxes

(dollars in thousands)

	Six months ended June 30,		Increase
	2013	2012	(Decrease)
Provision for (benefit from) income taxes	$39,000	$(35,845)	209%
Effective tax rate	43.0%	23.7%	19.3%

The increase in our effective tax rate was primarily attributable to a $242.0 million increase in pre-tax income, predominantly tax effected at the U.S. statutory rate, which included a $124.5 million decrease in impairments of idle fleet assets and a $32.7 million decrease in nontaxable equity in income of non-consolidated affiliates during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The rate was further increased due to an $11.9 million impairment of the assets of the entity that owned our fabrication facility in the United Kingdom with no associated tax benefit recorded during the six months ended June 30, 2013. The increase in our effective tax rate was partially offset by a $1.3 million charge for a foreign tax audit assessment received during the six months ended June 30, 2012.

Discontinued Operations

(dollars in thousands)

	Six months ended June 30,		Increase
	2013	2012	(Decrease)
Income (loss) from discontinued operations, net of tax	$31,675	$(44,053)	172%

Income (loss) from discontinued operations, net of tax, during the six months ended June 30, 2013 and 2012, includes our operations in Venezuela that were expropriated in June 2009, including the costs associated with our arbitration proceeding, and results from our Canadian contract operations and aftermarket services businesses, including impairment charges. As discussed in Note 2 to the Financial Statements, in June 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela.

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas for a purchase price of approximately $441.7 million. In March 2013 we received an installment payment of $34.3 million, which included a prepayment of $17.2 million for the second quarter 2013 installment payment. The remaining principal amount due to us of approximately $215 million is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements.

In February 2013, the Venezuelan government announced a devaluation of the Venezuelan bolivar. This devaluation resulted in a translation gain of approximately $1.4 million on the remeasurement of our net liability position in Venezuela during the six months ended June 30, 2013. The functional currency of our Venezuelan subsidiary is the U.S. dollar and we had more liabilities than assets denominated in bolivars in Venezuela at the time of the devaluation. The exchange rate used to remeasure our net liabilities changed from 4.3 bolivars per U.S. dollar at December 31, 2012 to 6.3 bolivars per U.S. dollar in February 2013.

In June 2012, we committed to a plan to sell our contract operations and aftermarket services businesses in Canada. The planned disposition meets the criteria established for recognition as discontinued operations and therefore our Canadian contract operations and aftermarket services businesses are reflected as discontinued operations in our Financial Statements. In connection with the planned disposition, we recorded impairment charges totaling $6.0 million and $40.8 million during the six months ended June 30, 2013 and 2012, respectively. As discussed in Note 17 to the Financial Statements, in July 2013, we completed the sale of our contract operations and aftermarket services businesses in Canada.

Noncontrolling Interest

As of June 30, 2013, noncontrolling interest is comprised of the portion of the Partnership’s earnings that is applicable to the limited partner interest in the Partnership owned by the public. As of June 30, 2013, public unitholders held a 59% ownership interest in the Partnership.

Liquidity and Capital Resources

Our unrestricted cash balance was $36.9 million at June 30, 2013, compared to $34.6 million at December 31, 2012. Working capital increased to $608.3 million at June 30, 2013 from $463.4 million at December 31, 2012. The increase in working capital was primarily due to increases in inventory and costs and estimated earnings in excess of billings on uncompleted contracts and a decrease in billings on uncompleted contracts in excess of costs and estimated earnings, partially offset by an increase in accounts payable. The increase in inventory was primarily due to an increase in work in progress during the six months ended June 30, 2013. The increase in costs and estimated earnings in excess of billings on uncompleted contracts and decrease in billings on uncompleted contracts in excess of costs and estimated earnings were primarily driven by the timing of billings on projects in the Eastern Hemisphere at June 30, 2013 as compared to December 31, 2012.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) continuing operations:
Operating activities	$76,091	$52,604
Investing activities	(134,436)	(159,916)
Financing activities	27,470	107,114
Effect of exchange rate changes on cash and cash equivalents	(644)	(476)
Discontinued operations	33,859	150
Net change in cash and cash equivalents	$2,340	$(524)

Operating Activities.  The increase in net cash provided by operating activities was primarily due to improved gross margins in our fabrication and North America contract operations segments, lower SG&A expense and lower interest payments during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These activities were partially offset by higher current period increases in working capital.

Investing Activities.  The decrease in net cash used in investing activities was primarily attributable to a $45.1 million increase in proceeds from sale of property, plant and equipment and a $12.9 million decrease in capital expenditures during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These activities were partially offset by a $32.9 million decrease in cash payments received from the sale of our Venezuelan joint ventures’ assets during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Financing Activities.  The decrease in net cash provided by financing activities was primarily due to $114.5 million of net proceeds received during the six months ended June 30, 2012 from a public offering by the Partnership of its common units and an increase in payments for debt issuance costs of $11.4 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These activities were partially offset by a $45.4 million increase in net borrowings under our debt facilities during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Discontinued Operations.  The increase in net cash provided by discontinued operations during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily attributable to $34.3 million of proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas during the six months ended June 30, 2013.

Capital Expenditures.  We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our targeted return on capital. We currently plan to spend approximately $325 million to $350 million in net capital expenditures during 2013, including (1) contract operations equipment additions and (2) approximately $100 million to $110 million on equipment maintenance capital related to our contract operations business. Net capital expenditures are net of fleet sales.

Long-term Debt.  As of June 30, 2013, we had approximately $1.6 billion in outstanding debt obligations, consisting of $246.0 million outstanding under our revolving credit facility, $331.8 million outstanding under our 4.25% convertible senior notes, $350.0 million outstanding under our 7.25% senior notes, $220.0 million outstanding under the Partnership’s revolving credit facility, $150.0 million outstanding under the Partnership’s term loan facility and $344.7 million outstanding under the Partnership’s 6% senior notes.

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

In July 2011, we entered into a five-year, $1.1 billion senior secured revolving credit facility (the “Credit Facility”). In March 2012, we decreased the borrowing capacity under this facility by $200.0 million to $900.0 million. As of June 30, 2013, we had $246.0 million in outstanding borrowings and $156.7 million in outstanding letters of credit under the Credit Facility. At June 30, 2013, taking into account guarantees through letters of credit, we had undrawn and available capacity of $497.3 million under the Credit Facility.

Borrowings under the Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.50% to 2.50% and (ii) in the case of base rate loans, from 0.50% to 1.50%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At June 30, 2013, all amounts outstanding under the Credit Facility were LIBOR loans and the applicable margin was 1.5%. The weighted average annual interest rate at June 30, 2013 on the outstanding balance under the Credit Facility was 1.7%.

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

The credit agreement contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We are also subject to financial covenants, including a ratio of Adjusted EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 4.0 to 1.0. As of June 30, 2013, we maintained an 8.0 to 1.0 Adjusted EBITDA to Total Interest Expense ratio, a 2.1 to 1.0 consolidated Total Debt to Adjusted EBITDA ratio and a 0.6 to 1.0 Senior Secured Debt to Adjusted EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of June 30, 2013, we were in compliance with all financial covenants under the Credit Facility.

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

In June 2009, we issued $355.0 million aggregate principal amount of 4.25% convertible senior notes (the “4.25% Notes”). The 4.25% Notes are convertible upon the occurrence of certain conditions into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. The value of the shares into which the 4.25% Notes can be converted exceeds their principal amount by $76.2 million as of June 30, 2013. We may not redeem the 4.25% Notes prior to their maturity date.

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

In November 2010, the Partnership Credit Agreement was amended and restated to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility was increased by $150.0 million to $550.0 million in March 2011 and by $200.0 million to $750.0 million in March 2012. The Partnership amended the Partnership Credit Agreement in March 2013 to reduce the borrowing capacity under its revolving credit facility by $100.0 million to $650.0 million and extend the maturity date of the term loan and revolving credit facilities under the Partnership Credit Agreement to May 2018. As of June 30, 2013, the Partnership had undrawn and available capacity of $430.0 million under its revolving credit facility.

The Partnership’s revolving credit and term loan facilities bear interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At June 30, 2013, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.25%. The weighted average annual interest rate on the outstanding balance of these facilities at June 30, 2013, excluding the effect of interest rate swaps, was 2.5%.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Agreement).

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Partnership Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the March 2013 Contract Operations Acquisition closed during the first quarter of 2013, the Partnership’s Total Debt to EBITDA ratio was temporarily increased to 5.5 to 1.0 during the quarter ended March 31, 2013 and will continue at that level through September 30, 2013, reverting to 5.25 to 1.0 during the quarter ended December 31, 2013 and subsequent quarters. As of June 30, 2013, the Partnership maintained an 8.8 to 1.0 EBITDA to Total Interest Expense ratio, a 3.0 to 1.0 Total Debt to EBITDA ratio and a 1.6 to 1.0 Senior Secured Debt to EBITDA ratio. A violation of the Partnership’s Total Debt to EBITDA covenant would be an event of default under the Partnership Credit Agreement. As of June 30, 2013, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

In March 2013, the Partnership issued $350.0 million aggregate principal amount of 6% senior notes due April 2021 (the “Partnership 6% Notes”). The Partnership used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under the Partnership’s revolving credit facility. The Partnership 6% Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. The Partnership 6% Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, may not be offered or sold in the U.S. except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Partnership offered and issued the Partnership 6% Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S. Pursuant to a registration rights agreement, the Partnership is required to register the Partnership 6% Notes no later than 365 days after March 27, 2013.

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

We entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with our variable rate debt. At June 30, 2013, we were a party to interest rate swaps pursuant to which we make fixed payments and receive floating payments on a notional value of $250.0 million. Our interest rate swaps expire in May 2018. As of June 30, 2013, the weighted average effective fixed interest rate on our interest rate swaps was 1.7%. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this report for further discussion of our interest rate swap agreements.

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

On July 30, 2013, Exterran GP LLC’s board of directors approved a cash distribution by the Partnership of $0.5225 per limited partner unit, or approximately $27.9 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from April 1, 2013 through June 30, 2013. The record date for this distribution is August 9, 2013 and payment is expected to occur on August 14, 2013.

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

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$24,504	$(166,898)	$83,295	$(159,611)
(Income) loss from discontinued operations, net of tax	1,575	42,891	(31,675)	44,053
Depreciation and amortization	80,751	88,909	163,397	174,020
Long-lived asset impairment	16,574	128,543	20,137	132,665
Restructuring charges	—	1,266	—	4,313
Investments in non-consolidated affiliates impairment	—	—	—	224
Proceeds from sale of joint venture assets	(4,722)	(4,728)	(9,387)	(42,291)
Interest expense	30,250	36,968	58,124	74,959
Loss on currency exchange rate remeasurement of intercompany balances	4,044	10,008	469	5,121
Provision for (benefit from) income taxes	23,849	(35,502)	39,000	(35,845)
EBITDA, as adjusted	$176,825	$101,457	$323,360	$197,608

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

We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign currency loss in our condensed consolidated statements of operations of $1.4 million and $6.0 million during the six months ended June 30, 2013 and 2012, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency including the remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany debt. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

As of June 30, 2013, after taking into consideration interest rate swaps, we had approximately $366.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at June 30, 2013 would result in an annual increase in our interest expense of approximately $3.7 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of June 30, 2013, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 5.  Other Information

As previously disclosed, we have entered into severance benefit agreements with certain of our executive officers, including all of our Named Executive Officers. Those agreements expire in August 2013, except with respect to our agreement with William M. Austin, our Executive Vice President and Chief Financial Officer, which expires in December 2014.  On August 1, 2013, the compensation committee of our board of directors approved a new form of severance benefit agreement (the “Agreement”), intended to replace the current agreements, for certain of our executive officers, including all of our Named Executive Officers other than Mr. Austin. The Agreement provides, among other things, that upon termination of such executive’s employment by us without Cause (as defined in the Agreement) or by such executive with Good Reason (as defined in the Agreement) at any time through the term of the Agreement (one year, to be automatically renewed for successive one-year periods until 365 days’ prior notice is given by either party), such executive will be entitled to, among other things, (a) a payment equal to the sum of the executive’s annual base salary then in effect and the amount of the executive’s target incentive bonus opportunity for the year in which the termination occurs, (b) a payment equal to the amount of the executive’s target incentive bonus opportunity for the year in which the termination occurs, prorated to the separation date, (c) the vesting as of the separation date of such executive’s outstanding unvested equity, equity-based or cash awards granted under the Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan and the Exterran  Holdings, Inc. 2013 Stock Incentive Plan that were scheduled to vest within 12 months following the separation date, (d) subject to the consent of the compensation committee of Exterran GP LLC’s board of directors, the vesting as of the separation date of such executive’s outstanding phantom units granted under the Exterran Partners, L.P. Long-Term Incentive Plan that were scheduled to vest within 12 months following the separation date and (e) continued coverage under our medical benefit plans for such executive and his or her eligible dependents for up to one year following the separation date. The executive’s entitlement to the payments and benefits set forth in the Agreement are subject to the executive’s execution of a waiver and release for our benefit. The foregoing summary is qualified in its entirety by reference to the form of Agreement, a copy of which is filed as Exhibit 10.1 hereto.

Item 6.  Exhibits

Exhibit No.	Description
2.1

Contribution, Conveyance and Assumption Agreement, dated February 22, 2012, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

2.2

Contribution, Conveyance and Assumption Agreement, dated March 7, 2013, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2013

2.3

Asset Transfer Contract, dated August 7, 2012, between Exterran Venezuela, C.A. and PDVSA Gas, S.A., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2012

2.4

Share Purchase Agreement, dated June 28, 2013, by and among Exterran Holding Company NL B.V., Exterran Energy Solutions, L.P., Ironline Compression Holdings Ltd. and Staple Street Capital LLC, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 9, 2013

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

10.1†*	Form of Exterran Holdings, Inc. Severance Benefit Agreement
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTERRAN HOLDINGS, INC.

Date: August 6, 2013	By:	/s/ WILLIAM M. AUSTIN
William M. Austin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1

Contribution, Conveyance and Assumption Agreement, dated February 22, 2012, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

2.2

Contribution, Conveyance and Assumption Agreement, dated March 7, 2013, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2013

2.3

Asset Transfer Contract, dated August 7, 2012, between Exterran Venezuela, C.A. and PDVSA Gas, S.A., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2012

2.4

Share Purchase Agreement, dated June 28, 2013, by and among Exterran Holding Company NL B.V., Exterran Energy Solutions, L.P., Ironline Compression Holdings Ltd. and Staple Street Capital LLC, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 9, 2013

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

10.1†*	Form of Exterran Holdings, Inc. Severance Benefit Agreement
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.