Form 10-Q
period 2013-09-30
EXTERRAN HOLDINGS INC.
filed 2013-11-06
CIK 1389050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

Number of shares of the common stock of the registrant outstanding as of October 29, 2013: 65,878,532 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

(unaudited)

	September 30, 2013	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$37,064	$34,601
Restricted cash	1,283	1,283
Accounts receivable, net of allowance of $10,910 and $15,052, respectively	446,848	451,547
Inventory, net	461,104	387,710
Costs and estimated earnings in excess of billings on uncompleted contracts	188,732	159,098
Current deferred income taxes	89,818	88,508
Other current assets	78,298	93,475
Current assets associated with discontinued operations	102	21,746
Total current assets	1,303,249	1,237,968
Property, plant and equipment, net	2,832,962	2,842,031
Intangible and other assets, net	185,520	174,848
Total assets	$4,321,731	$4,254,847

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$194,204	$232,165
Accrued liabilities	305,664	271,321
Deferred revenue	129,124	95,230
Billings on uncompleted contracts in excess of costs and estimated earnings	101,760	164,251
Current liabilities associated with discontinued operations	2,364	11,572
Total current liabilities	733,116	774,539
Long-term debt	1,564,308	1,564,923
Deferred income taxes	158,455	120,934
Other long-term liabilities	72,532	91,148
Long-term liabilities associated with discontinued operations	396	1,044
Total liabilities	2,528,807	2,552,588
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 72,346,001 and 71,291,230 shares issued, respectively	724	713
Additional paid-in capital	3,761,857	3,710,758
Accumulated other comprehensive income	28,770	23,909
Accumulated deficit	(1,946,891)	(2,047,408)
Treasury stock — 6,537,359 and 6,376,426 common shares, at cost, respectively	(212,953)	(209,359)
Total Exterran stockholders’ equity	1,631,507	1,478,613
Noncontrolling interest	161,417	223,646
Total equity	1,792,924	1,702,259
Total liabilities and equity	$4,321,731	$4,254,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
North America contract operations	$153,046	$151,532	$476,122	$450,684
International contract operations	117,545	110,632	344,975	336,046
Aftermarket services	102,157	95,854	285,137	287,401
Fabrication	403,255	360,686	1,318,490	890,549
	776,003	718,704	2,424,724	1,964,680
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	71,446	75,217	214,660	219,876
International contract operations	50,598	46,260	146,812	137,241
Aftermarket services	80,788	75,793	224,170	225,052
Fabrication	328,390	310,754	1,112,362	787,714
Selling, general and administrative	93,723	85,536	269,819	274,509
Depreciation and amortization	81,305	85,248	244,702	259,268
Long-lived asset impairment	6,925	3,204	27,062	135,869
Restructuring charges	—	1,515	—	5,828
Interest expense	28,882	31,723	87,006	106,682
Equity in income of non-consolidated affiliates	(4,778)	(4,793)	(14,165)	(46,860)
Other (income) expense, net	(4,447)	(1,450)	(21,495)	1,207
	732,832	709,007	2,290,933	2,106,386
Income (loss) before income taxes	43,171	9,697	133,791	(141,706)
Provision for (benefit from) income taxes	15,421	1,267	54,421	(34,578)
Income (loss) from continuing operations	27,750	8,430	79,370	(107,128)
Income from discontinued operations, net of tax	17,511	110,916	49,186	66,863
Net income (loss)	45,261	119,346	128,556	(40,265)
Less: Net (income) loss attributable to the noncontrolling interest	(4,284)	(5,980)	(28,039)	6,518
Net income (loss) attributable to Exterran stockholders	$40,977	$113,366	$100,517	$(33,747)

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran stockholders	$0.36	$0.04	$0.78	$(1.59)
Income from discontinued operations attributable to Exterran stockholders	0.26	1.71	0.74	1.06
Net income (loss) attributable to Exterran stockholders	$0.62	$1.75	$1.52	$(0.53)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran stockholders	$0.36	$0.04	$0.77	$(1.59)
Income from discontinued operations attributable to Exterran stockholders	0.26	1.70	0.74	1.06
Net income (loss) attributable to Exterran stockholders	$0.62	$1.74	$1.51	$(0.53)
Weighted average common and equivalent shares outstanding:
Basic	65,780	64,847	66,218	63,384
Diluted	66,347	65,094	66,757	63,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$45,261	$119,346	$128,556	$(40,265)
Other comprehensive income (loss), net of tax:
Derivative gain (loss), net of reclassifications to earnings	(1,728)	8	4,455	1,650
Adjustments from changes in ownership of Partnership	—	—	(703)	360
Amortization of terminated interest rate swaps	872	2,270	1,881	10,103
Foreign currency translation adjustment	7,621	5,680	3,851	921
Total other comprehensive income	6,765	7,958	9,484	13,034
Comprehensive income (loss)	52,026	127,304	138,040	(27,231)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(3,538)	(5,681)	(32,662)	8,010
Comprehensive income (loss) attributable to Exterran stockholders	$48,488	$121,623	$105,378	$(19,221)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(unaudited)

	Exterran Holdings, Inc. Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total
Balance at December 31, 2011	$704	$3,645,332	$6,059	$(206,937)	$(2,007,922)	$242,806	$1,680,042
Treasury stock purchased				(1,892)			(1,892)
Options exercised		119					119
Shares issued in employee stock purchase plan	1	1,279					1,280
Stock-based compensation, net of forfeitures	7	11,836				484	12,327
Income tax benefit from stock-based compensation expense		(2,253)					(2,253)
Net proceeds from sale of Partnership units, net of tax		49,202				35,920	85,122
Cash distribution to noncontrolling unitholders of the Partnership						(41,975)	(41,975)
Comprehensive income (loss):
Net loss					(33,747)	(6,518)	(40,265)
Derivative gain (loss), net of reclassifications to earnings and tax			3,142			(1,492)	1,650
Adjustments from changes in ownership of Partnership			360				360
Amortization of terminated interest rate swaps, net of tax			10,103				10,103
Foreign currency translation adjustment			921				921
Balance at September 30, 2012	$712	$3,705,515	$20,585	$(208,829)	$(2,041,669)	$229,225	$1,705,539
Balance at December 31, 2012	$713	$3,710,758	$23,909	$(209,359)	$(2,047,408)	$223,646	$1,702,259
Treasury stock purchased				(3,594)			(3,594)
Options exercised	3	5,972					5,975
Shares issued in employee stock purchase plan	1	1,212					1,213
Stock-based compensation, net of forfeitures	7	11,524				591	12,122
Income tax benefit from stock-based compensation expense		960					960
Adjustments from changes in ownership of Partnership		31,573				(49,238)	(17,665)
Cash distribution to noncontrolling unitholders of the Partnership						(46,244)	(46,244)
Other		(142)					(142)
Comprehensive income (loss):
Net income					100,517	28,039	128,556
Derivative gain (loss), net of reclassifications to earnings and tax			(168)			4,623	4,455
Adjustments from changes in ownership of Partnership			(703)				(703)
Amortization of terminated interest rate swaps, net of tax			1,881				1,881
Foreign currency translation adjustment			3,851				3,851
Balance at September 30, 2013	$724	$3,761,857	$28,770	$(212,953)	$(1,946,891)	$161,417	$1,792,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$128,556	$(40,265)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	244,702	259,268
Long-lived asset impairment	27,062	135,869
Amortization of deferred financing costs	6,115	5,791
Income from discontinued operations, net of tax	(49,186)	(66,863)
Amortization of debt discount	17,329	15,220
Provision for doubtful accounts	834	1,808
Gain on sale of property, plant and equipment	(23,880)	(1,930)
Equity in income of non-consolidated affiliates	(14,165)	(46,860)
Amortization of terminated interest rate swaps	2,894	10,103
Interest rate swaps	295	—
Loss on remeasurement of intercompany balances	895	4,958
Stock-based compensation expense	12,122	11,843
Deferred income tax provision	13,970	(60,231)
Changes in assets and liabilities:
Accounts receivable and notes	1,115	(77,614)
Inventory	(73,852)	(52,748)
Costs and estimated earnings versus billings on uncompleted contracts	(95,174)	22,163
Other current assets	13,380	16,036
Accounts payable and other liabilities	4,390	1,638
Deferred revenue	20,598	7,833
Other	(14,713)	(4,028)
Net cash provided by continuing operations	223,287	141,991
Net cash provided by discontinued operations	4,951	2,392
Net cash provided by operating activities	228,238	144,383

Cash flows from investing activities:
Capital expenditures	(307,863)	(328,725)
Proceeds from sale of property, plant and equipment	84,098	27,996
Return of investments in non-consolidated affiliates	14,165	47,084
Increase in restricted cash	—	(163)
Cash invested in non-consolidated affiliates	—	(224)
Net cash used in continuing operations	(209,600)	(254,032)
Net cash provided by discontinued operations	58,329	121,041
Net cash used in investing activities	(151,271)	(132,991)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,778,037	1,548,000
Repayments of long-term debt	(1,796,250)	(1,630,621)
Payments for debt issuance costs	(11,929)	(549)
Payments for settlement of interest rate swaps that include financing elements	(1,271)	—
Net proceeds from the sale of Partnership units	—	114,530
Proceeds from stock options exercised	5,975	119
Proceeds from stock issued pursuant to our employee stock purchase plan	1,213	1,280
Purchases of treasury stock	(3,594)	(1,892)
Stock-based compensation excess tax benefit	1,075	210
Distributions to noncontrolling partners in the Partnership	(46,244)	(41,975)
Net cash used in financing activities	(72,988)	(10,898)

Effect of exchange rate changes on cash and cash equivalents	(1,516)	(326)
Net increase in cash and cash equivalents	2,463	168
Cash and cash equivalents at beginning of period	34,601	21,903
Cash and cash equivalents at end of period	$37,064	$22,071

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

Revenue Recognition

Contract operations revenue is recognized when earned, which generally occurs monthly when service is provided under our customer contracts. Aftermarket services revenue is recognized as products are delivered and title is transferred or services are performed for the customer.

Fabrication revenue is recognized using the percentage-of-completion method when the applicable criteria are met. We estimate percentage-of-completion for compressor and accessory fabrication on a direct labor hour to total labor hour basis. We estimate production and processing equipment fabrication percentage-of-completion using the direct labor hour to total labor hour and the cost to total cost basis. The duration of these projects is typically between three and 36 months. Fabrication revenue is recognized using the completed contract method when the applicable criteria of the percentage-of-completion method are not met. Fabrication revenue from a claim is recognized to the extent that costs related to the claim have been incurred, when collection is probable and can be reliably estimated.

Earnings (Loss) Attributable to Exterran Stockholders Per Common Share

Basic income (loss) attributable to Exterran stockholders per common share is computed by dividing income (loss) attributable to Exterran common stockholders by the weighted average number of shares outstanding for the period. Unvested share-based awards with nonforfeitable rights to receive dividends or dividend equivalents, whether paid or unpaid, are participating securities and are included in the computation of earnings (loss) per share following the two-class method. Therefore, restricted share awards with nonforfeitable rights to receive dividends are included in the computation of basic and diluted earnings (loss) per share, unless their effect would be anti-dilutive.

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

The following table summarizes net income (loss) attributable to Exterran stockholders (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income (loss) from continuing operations attributable to Exterran stockholders	$23,466	$2,450	$51,331	$(100,610)
Income from discontinued operations, net of tax	17,511	110,916	49,186	66,863
Net income (loss) attributable to Exterran stockholders	$40,977	$113,366	$100,517	$(33,747)

The following table shows the potential shares of common stock that were included in computing diluted income (loss) attributable to Exterran stockholders per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding — used in basic income (loss) per common share	65,780	64,847	66,218	63,384
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock and restricted stock units	565	239	537	**
On settlement of employee stock purchase plan shares	2	8	2	**
On exercise of warrants	**	**	**	**
On conversion of 4.25% convertible senior notes due 2014	**	**	**	**
On conversion of 4.75% convertible senior notes due 2014	**	**	**	**
Weighted average common shares outstanding — used in diluted income (loss) per common share	66,347	65,094	66,757	63,384

**           Excluded from diluted income (loss) per common share as their inclusion would have been anti-dilutive.

There were no adjustments to net income (loss) attributable to Exterran stockholders for the diluted earnings (loss) per share calculation for the three and nine months ended September 30, 2013 and 2012.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted income (loss) attributable to Exterran stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	681	1,345	783	2,042
On exercise of options and vesting of restricted stock and restricted stock units	—	—	—	1,426
On settlement of employee stock purchase plan shares	—	—	—	11
On exercise of warrants	12,426	12,426	12,426	12,426
On conversion of 4.25% convertible senior notes due 2014	15,334	15,334	15,334	15,334
On conversion of 4.75% convertible senior notes due 2014	—	3,114	160	3,114
Net dilutive potential common shares issuable	28,441	32,219	28,703	34,353

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, changes in the fair value of derivative financial instruments, net of tax, that are designated as cash flow hedges and to the extent the hedge is effective and adjustments related to changes in our ownership of Exterran Partners, L.P. (the “Partnership”). The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax and excluding noncontrolling interest, during the nine months ended September 30, 2013 and 2012:

	Derivatives -		Foreign Currency
	Cash Flow Hedges		Translation Adjustment		Total
Accumulated other comprehensive income (loss), December 31, 2012	$(2,984)		$26,893		$23,909
Loss recognized in other comprehensive income (loss), net of tax	(633	)(1)	(3,640	)(3)	(4,273)
Loss reclassified from accumulated other comprehensive income (loss), net of tax	1,643	(2)	7,491	(4)	9,134
Other comprehensive income attributable to Exterran stockholders	1,010		3,851		4,861
Accumulated other comprehensive income (loss), September 30, 2013	$(1,974)		$30,744		$28,770

(1)         During each of the three and nine month periods ended September 30, 2013, we recognized a loss of $0.6 million in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments.

(2)         During the three months ended September 30, 2013, we reclassified a $0.8 million loss, net of a tax benefit of $0.3 million, to interest expense and provision for (benefit from) income taxes, respectively, in our condensed consolidated statements of operations from accumulated other comprehensive income (loss). During the nine months ended September 30, 2013, we reclassified a $2.5 million loss, net of a tax benefit of $0.9 million, to interest expense and provision for (benefit from) income taxes, respectively, in our condensed consolidated statements of operations from accumulated other comprehensive income (loss).

(3)         During the three and nine months ended September 30, 2013, we recognized a gain of $2.5 million and a loss of $3.6 million, respectively, in other comprehensive income (loss), net of tax, related to changes in foreign currency translation adjustment.

(4)         During the three months ended September 30, 2013, we reclassified a loss of $5.1 million related to foreign currency translation adjustment to income from discontinued operations, net of tax, in our condensed consolidated statement of operations. During the nine months ended September 30, 2013, we reclassified losses of $5.1 million and $2.4 million related to foreign currency translation adjustments to income from discontinued operations, net of tax, and long-lived asset impairment, respectively, in our condensed consolidated statements of operations. These amounts represent cumulative foreign currency translation adjustments associated with our contract operations and aftermarket services businesses in Canada (“Canadian Operations”) and a United Kingdom entity that previously had been recognized in accumulated other comprehensive income (loss). See Note 2 for further discussion of the sale of our Canadian Operations. Additionally, as discussed in Note 9, we sold the entity that owned our fabrication facility in the United Kingdom in July 2013 and, we recognized an impairment during the nine months ended September 30, 2013 based on the net transaction value set forth in our agreement to sell this entity.

	Derivatives -		Foreign Currency
	Cash Flow Hedges		Translation Adjustment		Total
Accumulated other comprehensive income (loss), December 31, 2011	$(17,072)		$23,131		$6,059
Income (loss) recognized in other comprehensive income (loss), net of tax	(833	)(1)	921	(3)	88
Loss reclassified from accumulated other comprehensive income (loss), net of tax	14,438	(2)	—		14,438
Other comprehensive income attributable to Exterran stockholders	13,605		921		14,526
Accumulated other comprehensive income (loss), September 30, 2012	$(3,467)		$24,052		$20,585

(1)         During the three and nine months ended September 30, 2012, we recognized a loss of $0.2 million and $0.8 million, respectively, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments.

(2)         During the three months ended September 30, 2012, we reclassified a $4.3 million loss, net of a tax benefit of $1.5 million, to interest expense and provision for (benefit from) income taxes, respectively, in our condensed consolidated statements of operations from accumulated other comprehensive income (loss). During the nine months ended September 30, 2012, we reclassified a $22.2 million loss, net of a tax benefit of $7.8 million, to interest expense and provision for (benefit from) income taxes, respectively, in our condensed consolidated statements of operations from accumulated other comprehensive income (loss).

(3)         During the three and nine months ended September 30, 2012, we recognized a gain of $5.7 million and $0.9 million, respectively, in other comprehensive income (loss), net of tax, related to changes in foreign currency translation adjustment.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables, interest rate swaps and debt. At September 30, 2013 and December 31, 2012, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets or model-derived calculations using market yields observed in active markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 8 for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$1,032,808	$1,064,000	$814,423	$857,000
Floating rate debt	531,500	531,000	750,500	761,000
Total debt	$1,564,308	$1,595,000	$1,564,923	$1,618,000

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

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received an initial payment of $176.7 million in cash at closing, of which we remitted $50.0 million to repay the amount we collected in January 2010 under the terms of an insurance policy we maintained for the risk of expropriation. We received an installment payment of $16.8 million in the year ended December 31, 2012. We received installment payments totaling $17.4 million and $51.7 million during the three and nine months ended September 30, 2013, respectively. The remaining principal amount due to us of approximately $199 million is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In connection with the sale of these assets, we have agreed to suspend the arbitration proceeding previously filed by our Spanish subsidiary against Venezuela pending payment in full by PDVSA Gas of the purchase price for these nationalized assets.

In February 2013, the Venezuelan government announced a devaluation of the Venezuelan bolivar. This devaluation resulted in a translation gain of approximately $1.4 million on the remeasurement of our net liability position associated with our discontinued operations in Venezuela and is reflected in other (income) loss, net, in the table below during the nine months ended September 30, 2013. The functional currency of our Venezuelan subsidiary is the U.S. dollar and we had more liabilities than assets denominated in bolivars in Venezuela at the time of the devaluation. The exchange rate used to remeasure our net liabilities changed from 4.3 bolivars per U.S. dollar at December 31, 2012 to 6.3 bolivars per U.S. dollar in February 2013.

In June 2012, we committed to a plan to sell our Canadian Operations as part of our continued emphasis on simplification and focus on our core businesses. Our Canadian Operations are reflected as discontinued operations in our condensed consolidated financial statements. These operations were previously included in our North American contract operations and aftermarket services business segments. In connection with the planned disposition, we recorded impairment charges totaling $6.0 million and $68.5 million during the nine months ended September 30, 2013 and 2012, respectively. The impairment charges are reflected in income from discontinued operations, net of tax, in our condensed consolidated statements of operations.

In July 2013, we completed the sale of our Canadian Operations to Ironline Compression Holdings LLC, an affiliate of Staple Street Capital L.L.C. We received the following consideration for the sale of the Canadian Operations (specified in either U.S. dollars (“$”) or Canadian dollars (“CDN$”)): (i) cash proceeds of $12.4 million, net of transaction expenses and subject to adjustment upon the final determination of the balance in accounts receivable of the Canadian Operations at June 30, 2013, (ii) a note receivable of CDN$6.6 million, subject to adjustment upon the final determination of the balances in certain components of current assets and current liabilities of the Canadian Operations at June 30, 2013, (iii) contingent consideration of CDN$5.0 million based upon the Canadian Operations reaching a specified performance threshold prior to December 31, 2016 and (iv) a potential tax refund related to the Canadian Operations of CDN$1.6 million if such amounts are received by the Canadian Operations.

The following tables summarize the operating results of discontinued operations (in thousands):

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Venezuela	Canada	Total	Venezuela	Canada	Total
Revenue	$—	$—	$—	$—	$12,628	$12,628
Expenses and selling, general and administrative	423	—	423	406	10,478	10,884
Loss (recovery) attributable to expropriation and impairments	(16,489)	—	(16,489)	(122,862)	27,700	(95,162)
Other (income) loss, net	(847)	(598)	(1,445)	—	(206)	(206)
Provision for (benefit from) income taxes	—	—	—	(14,790)	986	(13,804)
Income (loss) from discontinued operations, net of tax	$16,913	$598	$17,511	$137,246	$(26,330)	$110,916

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Venezuela	Canada	Total	Venezuela	Canada	Total
Revenue	$—	$24,458	$24,458	$—	$37,868	$37,868
Expenses and selling, general and administrative	731	21,810	22,541	849	38,155	39,004
Loss (recovery) attributable to expropriation and impairments	(49,916)	6,000	(43,916)	(121,281)	68,513	(52,768)
Other (income) loss, net	(3,439)	(86)	(3,525)	—	(32)	(32)
Provision for (benefit from) income taxes	—	172	172	(13,527)	(1,672)	(15,199)
Income (loss) from discontinued operations, net of tax	$52,624	$(3,438)	$49,186	$133,959	$(67,096)	$66,863

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	September 30, 2013	December 31, 2012
	Venezuela	Venezuela	Canada	Total
Cash	$87	$113	$791	$904
Accounts receivable	5	17	9,148	9,165
Inventory	—	—	9,826	9,826
Other current assets	10	41	1,810	1,851
Total current assets associated with discontinued operations	102	171	21,575	21,746
Total assets associated with discontinued operations	$102	$171	$21,575	$21,746

Accounts payable	$367	$499	$3,345	$3,844
Accrued liabilities	1,997	4,335	2,724	7,059
Deferred revenue	—	—	669	669
Total current liabilities associated with discontinued operations	2,364	4,834	6,738	11,572
Other long-term liabilities	396	455	589	1,044
Total liabilities associated with discontinued operations	$2,760	$5,289	$7,327	$12,616

3.  Inventory, net

Inventory, net of reserves, consisted of the following amounts (in thousands):

	September 30, 2013	December 31, 2012
Parts and supplies	$233,312	$232,737
Work in progress	176,115	120,930
Finished goods	51,677	34,043
Inventory, net	$461,104	$387,710

As of September 30, 2013 and December 31, 2012, we had inventory reserves of $13.6 million and $11.7 million, respectively.

4.  Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Compression equipment, facilities and other fleet assets	$4,289,831	$4,207,772
Land and buildings	194,595	186,410
Transportation and shop equipment	281,901	261,520
Other	177,921	161,681
	4,944,248	4,817,383
Accumulated depreciation	(2,111,286)	(1,975,352)
Property, plant and equipment, net	$2,832,962	$2,842,031

5.  Investments in Non-Consolidated Affiliates

Investments in affiliates we do not control but where we have the ability to exercise significant control over the operations are accounted for using the equity method.

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

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received an initial payment of $37.6 million in March 2012, and received installment payments totaling $14.1 million during the year ended December 31, 2012. We received installment payments totaling $4.8 million and $14.2 million during the three and nine months ended September 30, 2013, respectively. The remaining principal amount due to us of approximately $44 million is payable in quarterly cash installments through the first quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as equity in (income) loss of non-consolidated affiliates in our condensed consolidated statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

6.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Revolving credit facility due July 2016	$156,500	$70,000
Partnership’s revolving credit facility due November 2015	—	530,500
Partnership’s term loan facility due November 2015	—	150,000
Partnership’s revolving credit facility due May 2018	225,000	—
Partnership’s term loan facility due May 2018	150,000	—
Partnership’s 6% senior notes due April 2021 (presented net of the unamortized discount of $5.2 million as of September 30, 2013)	344,818	—
4.25% convertible senior notes due June 2014 (presented net of the unamortized discount of $17.3 million and $34.3 million, respectively)	337,720	320,673
4.75% convertible senior notes due January 2014	—	143,750
7.25% senior notes due December 2018	350,000	350,000
Other, interest at various rates, collateralized by equipment and other assets	270	—
Long-term debt	$1,564,308	$1,564,923

In January 2013, we redeemed for cash all $143.8 million principal amount outstanding of our 4.75% convertible senior notes (the “4.75% Notes”) at a redemption price of 100% of the principal amount thereof plus accrued but unpaid interest to, but excluding, the redemption date. Upon redemption, the 4.75% Notes were no longer deemed outstanding, interest ceased to accrue thereon and all rights of the holders of the 4.75% Notes ceased to exist. We financed the redemption of the 4.75% Notes through borrowings under our revolving credit facility. As a result of the redemption, we expensed $0.9 million of unamortized deferred financing costs in the first quarter of 2013, which is reflected in interest expense in our condensed consolidated statements of operations.

In March 2012, we amended our senior secured credit facility (the “Credit Facility”) to decrease the borrowing capacity under our revolving credit facility by $200.0 million to $900.0 million. As a result, we expensed $1.3 million of unamortized deferred financing costs associated with our revolving credit facility in the first quarter of 2012, which is reflected in interest expense in our condensed consolidated statements of operations.

As of September 30, 2013, we had $156.5 million in outstanding borrowings and $113.7 million in outstanding letters of credit under the Credit Facility. At September 30, 2013, taking into account guarantees through letters of credit, we had undrawn and available capacity of $629.8 million under the Credit Facility.

In June 2009, we issued $355.0 million aggregate principal amount of 4.25% convertible senior notes due June 2014 (the “4.25% Notes”). The 4.25% Notes are classified as long-term because we have the intent and ability to refinance the maturity of the notes with our existing Credit Facility or through conversion of the notes into common shares. The 4.25% Notes are convertible upon the occurrence of certain conditions into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. The value of the shares into which the 4.25% Notes can be converted exceeds their principal amount by $67.8 million as of September 30, 2013. We may not redeem the 4.25% Notes prior to their maturity date.

In March 2012, the Partnership amended its senior secured credit agreement (the “Partnership Credit Agreement”) to increase the borrowing capacity under its revolving credit facility by $200.0 million to $750.0 million. In March 2013, the Partnership Credit Agreement was amended to reduce the borrowing capacity under its revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. The amendment decreased the applicable margins for the Partnership’s revolving credit and term loan facilities by 25 basis points and 50 basis points, respectively. Additionally, following this amendment and upon the issuance of the Partnership’s 6% senior notes discussed below, the maximum allowed ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA (as defined in the Partnership Credit Agreement) increased to 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and the maximum allowed ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA is 4.0 to 1.0. As a result of the March 2013 amendment, we expensed $0.7 million of unamortized deferred financing costs, which is reflected in interest expense in our condensed consolidated statements of operations. During the first quarter of 2013 and 2012, the Partnership incurred transaction costs of approximately $4.3 million and $0.5 million, respectively, related to the amendments to the Partnership Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the terms of the facilities. As of September 30, 2013, the Partnership had undrawn and available capacity of $425.0 million under its revolving credit facility.

In March 2013, the Partnership issued $350.0 million aggregate principal amount of 6% senior notes due April 2021 (the “Partnership 6% Notes”). The Partnership used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under its revolving credit facility. The Partnership 6% Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. During the first quarter of 2013, the Partnership incurred approximately $7.6 million in transaction costs related to this issuance. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the Partnership 6% Notes. The Partnership 6% Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, may not be offered or sold in the U.S. except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Partnership offered and issued the Partnership 6% Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S. Pursuant to a registration rights agreement, the Partnership is required to register the Partnership 6% Notes no later than 365 days after March 27, 2013.

The Partnership 6% Notes are guaranteed on a senior unsecured basis by all of the Partnership’s existing subsidiaries (other than EXLP Finance Corp., which is a co-issuer of the Partnership 6% Notes) and certain of the Partnership’s future subsidiaries. The Partnership 6% Notes and the guarantees, respectively, are the Partnership’s and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of the Partnership’s and the guarantors’ other senior obligations, and are effectively subordinated to all of the Partnership’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the Partnership 6% Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries.

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

7.  Accounting for Derivatives

We are exposed to market risks associated with changes in interest rates. We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

At September 30, 2013, the Partnership was a party to interest rate swaps pursuant to which it makes fixed payments and receives floating payments on a notional value of $250.0 million. The Partnership entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. These interest rate swaps expire in May 2018. As of September 30, 2013, the weighted average effective fixed interest rate on the interest rate swaps was 1.7%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. There was no ineffectiveness related to interest rate swaps during the nine months ended September 30, 2013 and 2012. We estimate that $3.4 million of deferred pre-tax losses attributable to existing interest rate swaps and included in our accumulated other comprehensive income (loss) at September 30, 2013, will be reclassified into earnings as interest expense at then current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statement of cash flows.

In May 2013, the Partnership amended its existing interest rate swap agreements with a notional value of $250.0 million to adjust the fixed interest rates and extend the maturity dates to May 2018 consistent with the maturity date of the Partnership Credit Agreement. These amendments effectively created new derivative contracts and terminated the old derivative contracts. As a result, we designated the new hedge relationships under the amended terms and de-designated the original hedge relationships as of the termination date. Upon the designation of the new hedge relationships, we recorded an inception gain of $9.2 million in accumulated other comprehensive income (loss), which is being amortized into interest expense over the terms of the new hedge relationships. During the three and nine months ended September 30, 2013, we reclassified $0.9 million and $1.3 million, respectively, of pre-tax inception gains from these new hedge relationships into interest expense. We estimate that $3.5 million of deferred pre-tax inception gains from these new hedge relationships will be amortized into interest expense during the next twelve months. The original hedge relationships qualified for hedge accounting and were included at their fair value in our balance sheet as a liability and accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements immediately prior to the execution of the amendments was a liability of $8.8 million. The associated amount in accumulated other comprehensive income (loss) is being amortized into interest expense over the original terms of the swaps. During the three and nine months ended September 30, 2013, we reclassified $1.0 million and $1.6 million, respectively, of pre-tax losses from these terminated interest rate swaps into interest expense. We estimate that $3.8 million of deferred pre-tax losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.

In the fourth quarter of 2010, the Partnership and we paid $43.0 million to terminate interest rate swap agreements with a total notional value of $585.0 million and a weighted average effective fixed interest rate of 4.6%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive income (loss) is being amortized into interest expense over the original terms of the swaps. During the three and nine months ended September 30, 2013, we reclassified $0.3 million and $1.3 million, respectively, of pre-tax losses from these terminated interest rate swaps into interest expense. We estimate that $1.0 million of deferred pre-tax losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	September 30, 2013
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Accrued liabilities	$(3,374)
Interest rate hedges	Other long-term liabilities	(1,230)
Total derivatives		$(4,604)

	December 31, 2012
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Accrued liabilities	$(3,873)
Interest rate hedges	Other long-term liabilities	(6,043)
Total derivatives		$(9,916)

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre- tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre- tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(2,247)	Interest expense	$(1,332)	$2,453	Interest expense	$(4,805)

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre- tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre- tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(1,446)	Interest expense	$(5,111)	$(5,827)	Interest expense	$(24,712)

The counterparties to the derivative agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us. The Partnership has no specific collateral posted for its derivative instruments. The counterparties to the interest rate swaps are also lenders under the Partnership’s senior secured credit facility and, in that capacity, share proportionally in the collateral pledged under the related facility.

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, with pricing levels as of the date of valuation (in thousands):

	September 30, 2013			December 31, 2012
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps liability	$—	$(4,604)	$—	$—	$(9,916)	$—

On a quarterly basis, the interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2013 and 2012, with pricing levels as of the date of valuation (in thousands):

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$5,508	$—	$—	$32,355
Impaired long-lived assets —Discontinued operations	—	—	—	—	—	1,959
Long-term receivable from the sale of our Canadian Operations	—	—	7,556	—	—	—

Our estimate of the impaired long-lived assets’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. Because we expected the disposition of the fleet assets we impaired during the second quarter of 2012 to take more than twelve months, we discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a discount rate of 10.4%. Impaired long-lived assets in the table above also includes our estimate of the fair value of the impaired assets of the entity that owned our fabrication facility in the United Kingdom, which was based on the net transaction value set forth in our July 2013 agreement to sell this entity. Our estimate of the fair value of the impaired assets that are classified as discontinued operations was based on our expected proceeds, net of selling costs, set forth in our July 2013 agreement to sell our Canadian Operations. Our estimate of the fair value of the long-term receivable from the sale of our Canadian Operations, which included a note receivable and contingent consideration, was discounted based on a settlement period of 5.5 years, a discount rate of 13% and a probability weighted factor of the achievement of the specified performance threshold.

9.  Long-Lived Asset Impairment

During the nine months ended September 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 225 idle compressor units, representing approximately 58,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded an $11.0 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In the fourth quarter of 2012, we committed to a plan to abandon our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. During the nine months ended September 30, 2013, we evaluated our contract water treatment business and recorded long-lived asset impairments of $2.4 million. The fair value of our contract water treatment assets was based on expected net sales proceeds of idle assets that have been culled from our fleet. We expect the abandonment of this business to be completed by December 31, 2013.

In July 2013, as part of our continued emphasis on simplification and focus on our core business, we sold the entity that owned our fabrication facility in the United Kingdom. As of June 30, 2013, all assets and liabilities of this entity met the criteria for held for sale and were reported at the lower of their carrying value or their fair value based on the net transaction value set forth in our agreement to sell this entity. As a result, we recorded impairment charges of $11.9 million to reduce the book value of the business to its estimated fair value.

During the nine months ended September 30, 2013, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $1.8 million on these assets.

During the nine months ended September 30, 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 920 idle compressor units, representing approximately 316,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $96.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our 2012 fleet review, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for most of the remaining units and increased the weighted average disposal period for the units from the assumptions used in prior periods. This resulted in an additional impairment of $34.8 million to reduce the book value of each unit to its estimated fair value.

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

11.  Stock-Based Compensation

Stock Incentive Plan

In April 2013, we adopted the Exterran Holdings, Inc. 2013 Stock Incentive Plan (the “2013 Plan”) to provide for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, other stock-based awards and dividend equivalent rights to employees, directors and consultants of Exterran. Under the 2013 Plan, the maximum number of shares of common stock available for issuance pursuant to awards is 6,500,000. Each option and stock appreciation right granted counts as one share against the aggregate share limit, and any share subject to a stock settled award other than a stock option, stock appreciation right or other award for which the recipient pays intrinsic value counts as 1.75 shares against the aggregate share limit. Awards granted under the 2013 Plan that are subsequently cancelled, terminated or forfeited are available for future grant. Cash settled awards are not counted against the aggregate share limit.

Stock Options

Stock options are granted at fair market value at the grant date, are exercisable according to the vesting schedule established by the compensation committee of our board of directors in its sole discretion and expire no later than seven years after the grant date. Stock options generally vest 33 1/3% on each of the first three anniversaries of the grant date.

The weighted average grant date fair value for stock options granted during the nine months ended September 30, 2013 was $10.19, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Nine Months Ended September 30, 2013
Expected life in years	4.5
Risk-free interest rate	0.66%
Volatility	49.19%
Dividend yield	0.0%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for a period commensurate with the estimated expected life of the stock options. Expected volatility is based on the historical volatility of our stock over the period commensurate with the expected life of the stock options and other factors. We have not historically paid any dividends and do not expect to pay any dividends during the expected life of the stock options.

The following table presents stock option activity during the nine months ended September 30, 2013:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2012	2,584	$27.02
Granted	177	25.04
Exercised	(321)	17.60
Cancelled	(138)	31.23
Options outstanding, September 30, 2013	2,302	27.93	3.6	$17,490
Options exercisable, September 30, 2013	1,663	32.84	2.9	9,555

Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the nine months ended September 30, 2013 was $3.0 million. As of September 30, 2013, we expect $2.5 million of unrecognized compensation cost related to unvested stock options to be recognized over the weighted-average period of 1.5 years.

Restricted Stock, Restricted Stock Units, Cash Settled Restricted Stock Units and Cash Settled Performance Awards

For grants of restricted stock and restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the grant date. We remeasure the fair value of cash settled restricted stock units and cash settled performance awards and record a cumulative adjustment of the expense previously recognized. Our obligation related to the cash settled restricted stock units and cash settled performance awards is reflected as a liability in our condensed consolidated balance sheets. Our grants of restricted stock, restricted stock units, cash settled restricted stock units and cash settled performance awards generally vest 33 1/3% on each of the first three anniversaries of the grant date.

The following table presents restricted stock, restricted stock unit, cash settled restricted stock unit and cash settled performance award activity during the nine months ended September 30, 2013:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, December 31, 2012	1,992	$16.12
Granted	702	25.10
Vested	(822)	18.43
Cancelled	(98)	19.29
Non-vested awards, September 30, 2013(1)	1,774	18.43

(1)         Non-vested awards as of September 30, 2013 are comprised of 404 thousand cash settled restricted stock units and cash settled performance awards and 1,370 thousand restricted stock shares and restricted stock units.

As of September 30, 2013, we expect $26.0 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units, cash settled restricted stock units and cash settled performance awards to be recognized over the weighted-average period of 1.7 years.

Employee Stock Purchase Plan

In August 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. In May 2011, we amended the ESPP to increase the maximum number of shares of common stock available for purchase under the ESPP to 1,000,000. At September 30, 2013, 254,295 shares remained available for purchase under the ESPP. Our ESPP is compensatory and, as a result, we record an expense in our condensed consolidated statements of operations related to the ESPP. The purchase discount under the ESPP is 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.

Partnership Long-Term Incentive Plan

The Partnership’s Long-Term Incentive Plan (the “Partnership Plan”) was adopted, in October 2006 for employees, directors and consultants of the Partnership, us and our respective affiliates. A maximum of 1,035,378 common units, common unit options, restricted units and phantom units are available under the Partnership Plan. The Partnership Plan is administered by the board of directors of Exterran GP LLC, the general partner of the Partnership’s general partner, or a committee thereof (the “Plan Administrator”).

Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Plan Administrator, cash equal to the fair market value of a common unit.

Partnership Phantom Units

The following table presents phantom unit activity during the nine months ended September 30, 2013:

	Phantom Units (in thousands)	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2012	64	$23.62
Granted	55	23.76
Vested	(20)	24.28
Cancelled	(5)	24.31
Phantom units outstanding, September 30, 2013	94	23.52

As of September 30, 2013, we expect $1.6 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 1.9 years.

12.  Commitments and Contingencies

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of September 30, 2013
Performance guarantees through letters of credit(1)	2013-2017	$187,951
Standby letters of credit	2013-2014	13,399
Commercial letters of credit	2014	2,062
Bid bonds and performance bonds(1)	2013-2021	86,796
Maximum potential undiscounted payments		$290,208

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

The Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. A large number of appraisal review boards denied our position, and we filed petitions for review in the appropriate district courts.

During August and September of 2013, we were party to one of two Heavy Equipment Statutes cases tried and completed in a Texas state district court. The cases were heard by the same court and in each case the court held that the revised Heavy Equipment Statutes apply to natural gas compressors. However, the court further held that the revised Heavy Equipment Statutes are unconstitutional as applied to natural gas compressors which is favorable to the county appraisal districts. We continue to believe that the revised statutes are constitutional as applied to natural gas compressors and intend to appeal the court’s decision in our case.

As a result of the new methodology, our ad valorem tax expense (which is reflected on our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $6.0 million during the nine months ended September 30, 2013. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $12.8 million as of September 30, 2013, of which approximately $3.3 million has been agreed to by a number of appraisal review boards and county appraisal districts and $9.5 million has been disputed and is currently in litigation. If we are unsuccessful in any of the cases with the appraisal districts, the additional ad valorem tax payments may also be subject to penalties and interest.

In addition to U.S. federal, state, local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. We do not believe that such payments would be material to our consolidated financial position but cannot provide assurance that the resolution of an audit would not be material to our results of operations or cash flows for the period in which the resolution occurs.

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

13.  Recent Accounting Developments

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an update to the authoritative guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income (loss). Under this update, entities are required to present changes in accumulated other comprehensive income (loss) by component including the amount of the change that is due to reclassification and the amount that is due to current period other comprehensive income (loss). Entities are also required to present on the face of the financials where net income (loss) is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income (loss). The disclosure amendments in this update require a prescribed presentation, but do not require any additional disclosures and are effective for reporting periods beginning after December 15, 2012. The new presentation requirements did not have a material impact on our condensed consolidated financial statements.

In July 2013, the FASB issued an update to the authoritative guidance related to presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the jurisdiction’s tax law does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in the update are effective for reporting periods beginning after December 15, 2013. Retrospective application is permitted. We do not believe the adoption of this update will have a material impact on our consolidated financial statements.

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

The following tables present revenue and other financial information by reportable segment (in thousands):

Three months ended	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Reportable Segments Total
September 30, 2013:
Revenue from external customers	$153,046	$117,545	$102,157	$403,255	$776,003
Gross margin(1)	81,600	66,947	21,369	74,865	244,781

September 30, 2012:
Revenue from external customers	$151,532	$110,632	$95,854	$360,686	$718,704
Gross margin(1)	76,315	64,372	20,061	49,932	210,680

Nine months ended	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Reportable Segments Total
September 30, 2013:
Revenue from external customers	$476,122	$344,975	$285,137	$1,318,490	$2,424,724
Gross margin(1)	261,462	198,163	60,967	206,128	726,720

September 30, 2012:
Revenue from external customers	$450,684	$336,046	$287,401	$890,549	$1,964,680
Gross margin(1)	230,808	198,805	62,349	102,835	594,797

(1)         Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable measure calculated and presented in accordance with U.S. GAAP, below.

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

The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$45,261	$119,346	$128,556	$(40,265)
Selling, general and administrative	93,723	85,536	269,819	274,509
Depreciation and amortization	81,305	85,248	244,702	259,268
Long-lived asset impairment	6,925	3,204	27,062	135,869
Restructuring charges	—	1,515	—	5,828
Interest expense	28,882	31,723	87,006	106,682
Equity in income of non-consolidated affiliates	(4,778)	(4,793)	(14,165)	(46,860)
Other (income) expense, net	(4,447)	(1,450)	(21,495)	1,207
Provision for (benefit from) income taxes	15,421	1,267	54,421	(34,578)
Income from discontinued operations, net of tax	(17,511)	(110,916)	(49,186)	(66,863)
Gross margin	$244,781	$210,680	$726,720	$594,797

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

The following table presents the effects of changes from net income (loss) attributable to Exterran stockholders and changes in our equity interest of the Partnership on our equity attributable to Exterran stockholders (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net income (loss) attributable to Exterran stockholders	$100,517	$(33,747)
Increase in Exterran stockholders’ additional paid-in capital for change in ownership of Partnership units	31,573	49,202
Change from net income (loss) attributable to Exterran stockholders and transfers to/from the noncontrolling interest	$132,090	$15,455

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

Condensed Consolidating Balance Sheet

September 30, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$200	$758,384	$544,563	$—	$1,303,147
Current assets associated with discontinued operations	—	—	102	—	102
Total current assets	200	758,384	544,665	—	1,303,249
Property, plant and equipment, net	—	1,165,504	1,667,458	—	2,832,962
Investments in affiliates	1,815,122	1,482,558	—	(3,297,680)	—
Intangible and other assets, net	21,845	31,618	144,117	(12,060)	185,520
Intercompany receivables	652,671	79,452	495,326	(1,227,449)	—
Total long-term assets	2,489,638	2,759,132	2,306,901	(4,537,189)	3,018,482
Total assets	$2,489,838	$3,517,516	$2,851,566	$(4,537,189)	$4,321,731

LIABILITIES AND EQUITY

Current liabilities	$14,111	$415,519	$301,122	$—	$730,752
Current liabilities associated with discontinued operations	—	—	2,364	—	2,364
Total current liabilities	14,111	415,519	303,486	—	733,116
Long-term debt	844,220	270	719,818	—	1,564,308
Intercompany payables	—	1,147,997	79,452	(1,227,449)	—
Other long-term liabilities	—	138,608	104,439	(12,060)	230,987
Long-term liabilities associated with discontinued operations	—	—	396	—	396
Total liabilities	858,331	1,702,394	1,207,591	(1,239,509)	2,528,807
Total equity	1,631,507	1,815,122	1,643,975	(3,297,680)	1,792,924
Total liabilities and equity	$2,489,838	$3,517,516	$2,851,566	$(4,537,189)	$4,321,731

Condensed Consolidating Balance Sheet

December 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$142	$754,303	$461,810	$(33)	$1,216,222
Current assets associated with discontinued operations	—	—	21,746	—	21,746
Total current assets	142	754,303	483,556	(33)	1,237,968
Property, plant and equipment, net	—	1,299,797	1,542,234	—	2,842,031
Investments in affiliates	1,631,185	1,145,551	—	(2,776,736)	—
Intangible and other assets, net	33,234	37,748	123,681	(19,815)	174,848
Intercompany receivables	704,319	83,362	419,108	(1,206,789)	—
Total long-term assets	2,368,738	2,566,458	2,085,023	(4,003,340)	3,016,879
Total assets	$2,368,880	$3,320,761	$2,568,579	$(4,003,373)	$4,254,847

LIABILITIES AND EQUITY

Current liabilities	$5,844	$462,668	$294,529	$(74)	$762,967
Current liabilities associated with discontinued operations	—	—	11,572	—	11,572
Total current liabilities	5,844	462,668	306,101	(74)	774,539
Long-term debt	884,423	—	680,500	—	1,564,923
Intercompany payables	—	1,123,427	83,362	(1,206,789)	—
Other long-term liabilities	—	103,481	128,375	(19,774)	212,082
Long-term liabilities associated with discontinued operations	—	—	1,044	—	1,044
Total liabilities	890,267	1,689,576	1,199,382	(1,226,637)	2,552,588
Total equity	1,478,613	1,631,185	1,369,197	(2,776,736)	1,702,259
Total liabilities and equity	$2,368,880	$3,320,761	$2,568,579	$(4,003,373)	$4,254,847

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended September 30, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$465,950	$372,682	$(62,629)	$776,003
Costs of sales (excluding depreciation and amortization expense)	—	340,418	253,433	(62,629)	531,222
Selling, general and administrative	45	43,951	49,727	—	93,723
Depreciation and amortization	—	31,252	50,053	—	81,305
Long-lived asset impairment	—	3,737	3,188	—	6,925
Interest expense	18,775	391	9,716	—	28,882
Intercompany charges, net	(8,701)	7,562	1,139	—	—
Equity in income of affiliates	(47,564)	(24,351)	(4,778)	71,915	(4,778)
Other (income) expense, net	10	(1,736)	(2,721)	—	(4,447)
Income before income taxes	37,435	64,726	12,925	(71,915)	43,171
Provision for (benefit from) income taxes	(3,542)	17,162	1,801	—	15,421
Income from continuing operations	40,977	47,564	11,124	(71,915)	27,750
Income from discontinued operations, net of tax	—	—	17,511	—	17,511
Net income	40,977	47,564	28,635	(71,915)	45,261
Less: Net income attributable to the noncontrolling interest	—	—	(4,284)	—	(4,284)
Net income attributable to Exterran stockholders	40,977	47,564	24,351	(71,915)	40,977
Other comprehensive income attributable to Exterran stockholders	7,511	6,984	7,105	(14,089)	7,511
Comprehensive income attributable to Exterran stockholders	$48,488	$54,548	$31,456	$(86,004)	$48,488

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended September 30, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$463,900	$290,123	$(35,319)	$718,704
Costs of sales (excluding depreciation and amortization expense)	—	366,858	176,485	(35,319)	508,024
Selling, general and administrative	299	40,899	44,338	—	85,536
Depreciation and amortization	—	32,306	52,942	—	85,248
Long-lived asset impairment	—	—	3,204	—	3,204
Restructuring charges	—	527	988	—	1,515
Interest expense	23,269	2,089	6,365	—	31,723
Intercompany charges, net	(13,136)	9,290	3,846	—	—
Equity in income of affiliates	(119,600)	(111,038)	(4,793)	230,638	(4,793)
Other (income) expense, net	10	(2,431)	971	—	(1,450)
Income before income taxes	109,158	125,400	5,777	(230,638)	9,697
Provision for (benefit from) income taxes	(4,208)	5,800	(325)	—	1,267
Income from continuing operations	113,366	119,600	6,102	(230,638)	8,430
Income from discontinued operations, net of tax	—	—	110,916	—	110,916
Net income	113,366	119,600	117,018	(230,638)	119,346
Less: Net income attributable to the noncontrolling interest	—	—	(5,980)	—	(5,980)
Net income attributable to Exterran stockholders	113,366	119,600	111,038	(230,638)	113,366
Other comprehensive income attributable to Exterran stockholders	8,257	6,396	3,942	(10,338)	8,257
Comprehensive income attributable to Exterran stockholders	$121,623	$125,996	$114,980	$(240,976)	$121,623

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Nine Months Ended September 30, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$1,515,558	$1,132,519	$(223,353)	$2,424,724
Costs of sales (excluding depreciation and amortization expense)	—	1,162,518	758,839	(223,353)	1,698,004
Selling, general and administrative	205	134,473	135,141	—	269,819
Depreciation and amortization	—	96,720	147,982	—	244,702
Long-lived asset impairment	—	9,326	17,736	—	27,062
Interest expense	57,698	1,709	27,599	—	87,006
Intercompany charges, net	(26,785)	22,820	3,965	—	—
Equity in income of affiliates	(121,084)	(77,640)	(14,165)	198,724	(14,165)
Other (income) expense, net	29	(8,353)	(13,171)	—	(21,495)
Income before income taxes	89,937	173,985	68,593	(198,724)	133,791
Provision for (benefit from) income taxes	(10,580)	52,901	12,100	—	54,421
Income from continuing operations	100,517	121,084	56,493	(198,724)	79,370
Income from discontinued operations, net of tax	—	—	49,186	—	49,186
Net income	100,517	121,084	105,679	(198,724)	128,556
Less: Net income attributable to the noncontrolling interest	—	—	(28,039)	—	(28,039)
Net income attributable to Exterran stockholders	100,517	121,084	77,640	(198,724)	100,517
Other comprehensive income attributable to Exterran stockholders	4,861	4,769	5,351	(10,120)	4,861
Comprehensive income attributable to Exterran stockholders	$105,378	$125,853	$82,991	$(208,844)	$105,378

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Nine Months Ended September 30, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$1,205,153	$894,737	$(135,210)	$1,964,680
Costs of sales (excluding depreciation and amortization expense)	—	939,077	566,016	(135,210)	1,369,883
Selling, general and administrative	640	135,434	138,435	—	274,509
Depreciation and amortization	—	102,847	156,421	—	259,268
Long-lived asset impairment	—	100,542	35,327	—	135,869
Restructuring charges	—	3,475	2,353	—	5,828
Interest expense	78,506	8,885	19,291	—	106,682
Intercompany charges, net	(47,006)	40,241	6,765	—	—
Equity in (income) loss of affiliates	13,303	(63,382)	(46,860)	50,079	(46,860)
Other (income) expense, net	30	(6,427)	7,604	—	1,207
Income (loss) before income taxes	(45,473)	(55,539)	9,385	(50,079)	(141,706)
Provision for (benefit from) income taxes	(11,726)	(42,236)	19,384	—	(34,578)
Loss from continuing operations	(33,747)	(13,303)	(9,999)	(50,079)	(107,128)
Income from discontinued operations, net of tax	—	—	66,863	—	66,863
Net income (loss)	(33,747)	(13,303)	56,864	(50,079)	(40,265)
Less: Net loss attributable to the noncontrolling interest	—	—	6,518	—	6,518
Net income (loss) attributable to Exterran stockholders	(33,747)	(13,303)	63,382	(50,079)	(33,747)
Other comprehensive income attributable to Exterran stockholders	14,526	10,449	782	(11,231)	14,526
Comprehensive income (loss) attributable to Exterran stockholders	$(19,221)	$(2,854)	$64,164	$(61,310)	$(19,221)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by continuing operations	$6,301	$117,958	$99,028	$—	$223,287
Net cash provided by discontinued operations	—	—	4,951	—	4,951
Net cash provided by operating activities	6,301	117,958	103,979	—	228,238
Cash flows from investing activities:
Capital expenditures	—	(143,823)	(167,418)	3,378	(307,863)
Proceeds from sale of property, plant and equipment	—	21,475	66,001	(3,378)	84,098
Capital distributions received from consolidated subsidiaries	—	32,612	—	(32,612)	—
Return of investments in non-consolidated affiliates	—	—	14,165	—	14,165
Investment in consolidated subsidiaries	—	(16,830)	—	16,830	—
Net cash used in continuing operations	—	(106,566)	(87,252)	(15,782)	(209,600)
Net cash provided by discontinued operations	—	—	58,329	—	58,329
Net cash used in investing activities	—	(106,566)	(28,923)	(15,782)	(151,271)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	854,501	—	923,536	—	1,778,037
Repayments of long-term debt	(911,750)	—	(884,500)	—	(1,796,250)
Payments for debt issuance costs	—	—	(11,929)	—	(11,929)
Payments for settlement of interest rate swaps that include financing element	—	—	(1,271)	—	(1,271)
Proceeds from stock options exercised	5,975	—	—	—	5,975
Proceeds from stock issued pursuant to our employee stock purchase plan	1,213	—	—	—	1,213
Purchases of treasury stock	(3,594)	—	—	—	(3,594)
Stock-based compensation excess tax benefit	1,075	—	—	—	1,075
Distributions to noncontrolling partners in the Partnership	—	—	(78,856)	32,612	(46,244)
Capital contributions received from parent	—	—	16,830	(16,830)	—
Borrowings (repayments) between consolidated subsidiaries, net	46,272	(17,339)	(28,933)	—	—
Net cash used in financing activities	(6,308)	(17,339)	(65,123)	15,782	(72,988)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,516)	—	(1,516)
Net increase (decrease) in cash and cash equivalents	(7)	(5,947)	8,417	—	2,463
Cash and cash equivalents at beginning of period	24	10,461	24,116	—	34,601
Cash and cash equivalents at end of period	$17	$4,514	$32,533	$—	$37,064

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by continuing operations	$2,740	$21,848	$117,403	$—	$141,991
Net cash provided by discontinued operations	—	—	2,392	—	2,392
Net cash provided by operating activities	2,740	21,848	119,795	—	144,383
Cash flows from investing activities:
Capital expenditures	—	(187,882)	(140,843)	—	(328,725)
Contract operations acquisition	—	77,415	(77,415)	—	—
Proceeds from sale of property, plant and equipment	—	8,986	19,010	—	27,996
Capital distributions received from consolidated subsidiaries	—	22,847	—	(22,847)	—
Increase in restricted cash	—	—	(163)	—	(163)
Return of investments in non-consolidated subsidiaries	—	—	47,084	—	47,084
Cash invested in non-consolidated affiliates	—	—	(224)	—	(224)
Investment in consolidated subsidiaries	—	(23,483)	—	23,483	—
Net cash used in continuing operations	—	(102,117)	(152,551)	636	(254,032)
Net cash provided by discontinued operations	—	—	121,041	—	121,041
Net cash used in investing activities	—	(102,117)	(31,510)	636	(132,991)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	886,000	—	662,000	—	1,548,000
Repayments of long-term debt	(982,150)	—	(648,471)	—	(1,630,621)
Payments for debt issuance costs	—	—	(549)	—	(549)
Net proceeds from the sale of Partnership units	—	—	114,530	—	114,530
Proceeds from stock options exercised	119	—	—	—	119
Proceeds from stock issued pursuant to our employee stock purchase plan	1,280	—	—	—	1,280
Purchases of treasury stock	(1,892)	—	—	—	(1,892)
Stock-based compensation excess tax benefit	210	—	—	—	210
Distributions to noncontrolling partners in the Partnership	—	—	(64,822)	22,847	(41,975)
Net proceeds from sale of general partner units	—	—	2,426	(2,426)	—
Capital contributions received from parent	—	—	21,057	(21,057)	—
Borrowings (repayments) between consolidated subsidiaries, net	93,705	78,120	(171,825)	—	—
Net cash provided by (used in) financing activities	(2,728)	78,120	(85,654)	(636)	(10,898)
Effect of exchange rate changes on cash and cash equivalents	—	—	(326)	—	(326)
Net increase (decrease) in cash and cash equivalents	12	(2,149)	2,305	—	168
Cash and cash equivalents at beginning of period	93	2,810	19,000	—	21,903
Cash and cash equivalents at end of period	$105	$661	$21,305	$—	$22,071

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

General

Exterran Holdings, Inc., together with its subsidiaries (“Exterran”, “our”, “we” or “us”), is a global market leader in the full-service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, fabrication and aftermarket services. In our contract operations business line, we use our fleet of natural gas compression equipment and crude oil production and processing equipment to provide operations services to our customers. In our fabrication business line, we fabricate equipment for sale to our customers and for use in our contract operations services. In addition, our fabrication business line provides engineering, procurement and fabrication services related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants. We offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities which we refer to as Integrated Projects. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, processing, treating and other equipment.

Exterran Partners, L.P.

We have an equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of September 30, 2013, public unitholders held a 59% ownership interest in the Partnership and we owned the remaining equity interest, including all of the general partner interest and incentive distribution rights. The Partnership’s general partner is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional equity interests in the Partnership. As of September 30, 2013, the Partnership’s fleet included 5,428 compressor units comprising approximately 2,391,000 horsepower, or 70% of our and the Partnership’s combined total U.S. horsepower. The Partnership’s fleet included 244 compressor units with an aggregate horsepower of approximately 96,000 leased from our wholly-owned subsidiaries and excluded 23 compressor units with an aggregate horsepower of approximately 7,000 owned by the Partnership but leased to our wholly-owned subsidiaries as of September 30, 2013.

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

Overview

Industry Conditions and Trends

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our contract operations business is typically less impacted by commodity prices than certain other energy service products and services, changes in oil and natural gas exploration and production spending normally result in changes in demand for our products and services.

Natural gas consumption in the U.S. for the twelve months ended July 31, 2013 increased by approximately 3% over the twelve months ended July 31, 2012, and is expected to increase by 0.5% in 2013 and by an average of 0.5% per year thereafter until 2035 according to the U.S. Energy Information Administration (“EIA”). The EIA projects that natural gas consumption worldwide will increase by 1.6% per year until 2035.

Natural gas marketed production in the U.S. for the twelve months ended July 31, 2013 increased by approximately 2% over the twelve months ended July 31, 2012. The EIA forecasts that total U.S. marketed production will increase by 1% in 2013 compared to 2012. In 2011, the U.S. accounted for an estimated annual production of approximately 24 trillion cubic feet of natural gas, or 19% of the worldwide total of approximately 124 trillion cubic feet. The EIA estimates that the U.S. natural gas production level will be approximately 26 trillion cubic feet in 2035, or 16% of the projected worldwide total of approximately 169 trillion cubic feet.

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

In the second half of 2011, we embarked on a multi-year plan to improve the profitability of our operations. We implemented certain key profitability initiatives associated with this plan in 2012, and we are implementing additional process initiatives intended to improve operating efficiency and reduce our cost structure throughout 2013. These profitability initiatives have positively impacted all of our business segments, and we expect additional positive impact in 2014.

During the first nine months of 2013, we saw steady activity in North America shale plays and areas focused on the production of oil and natural gas liquids. This new development activity has increased the overall amount of compression horsepower in the industry and in our business in North America; however, these increases continue to be offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. In early 2012, natural gas prices in North America fell to their lowest levels in more than a decade. Since then, natural gas prices in North America have improved, but still remain at low levels which could limit natural gas production growth in North America, particularly in dry gas areas. We believe that the low natural gas price environment, as well as the recent capital investment in new equipment by our competitors and other third parties, could decrease demand for our natural gas compression and oil and natural gas production and processing equipment and services in North America. Booking activity levels for our North America fabricated products during the nine months ended September 30, 2013 have decreased from relatively high levels in the prior year. Despite lower backlog levels for our fabricated products, we believe our North America fabrication revenue in 2013 will be higher than the results achieved in 2012.

In international markets, we believe demand for our contract operations and fabricated projects will continue and we expect to have opportunities to grow our international business through our contract operations, aftermarket services and fabrication business segments over the long term.

Our level of capital spending depends on our forecast for the demand for our products and services and the equipment required to provide services to our customers. We anticipate investing similar levels of capital in our contract operations fleet in 2013 as in 2012.

Based on current market conditions, we expect that net cash provided by operating activities and availability under our credit facilities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through December 31, 2014; however, to the extent it is not, we may seek additional debt or equity financing. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

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

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, average operating horsepower, horsepower utilization percentages and fabrication backlog (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total Available Horsepower (at period end):
North America	3,423	3,341	3,423	3,341
International	1,257	1,254	1,257	1,254
Total	4,680	4,595	4,680	4,595
Total Operating Horsepower (at period end):
North America	2,840	2,849	2,840	2,849
International	977	1,001	977	1,001
Total	3,817	3,850	3,817	3,850
Average Operating Horsepower:
North America	2,845	2,830	2,872	2,827
International	992	1,003	999	984
Total	3,837	3,833	3,871	3,811
Horsepower Utilization (at period end):
North America	83%	85%	83%	85%
International	78%	80%	78%	80%
Total	82%	84%	82%	84%

	September 30, 2013	December 31, 2012	September 30, 2012
Compressor and Accessory Fabrication Backlog	$177,302	$256,315	$231,027
Production and Processing Equipment Fabrication Backlog	357,528	563,826	687,174
Installation Backlog	84,605	245,573	321,345
Fabrication Backlog	$619,435	$1,065,714	$1,239,546

Financial Results of Operations

Summary of Results

As discussed in Note 2 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations business and Canadian contract operations and aftermarket services businesses. Those results are reflected in discontinued operations for all periods presented.

Revenue.  Revenue during the three months ended September 30, 2013 was $776.0 million compared to $718.7 million during the three months ended September 30, 2012. Revenue during the nine months ended September 30, 2013 was $2,424.7 million compared to $1,964.7 million during the nine months ended September 30, 2012. The increase in revenue during the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 was primarily caused by higher fabrication revenue.

Net income (loss) attributable to Exterran stockholders and EBITDA, as adjusted.  We recorded net income attributable to Exterran stockholders of $41.0 million and $100.5 million during the three and nine months ended September 30, 2013, respectively, and net income attributable to Exterran stockholders of $113.4 million and net loss attributable to Exterran stockholders of $33.7 million during the three and nine months ended September 30, 2012, respectively. The decrease in net income attributable to Exterran stockholders during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to a decrease in income from discontinued operations, net of tax, partially offset by higher gross margin in our fabrication segment. The increase in net income attributable to Exterran stockholders during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to an increase in gross margins in our fabrication and North America contract operations segments and a decrease in long-lived asset impairments of $108.8 million, partially offset by a decrease of $32.9 million in cash payments received from the sale of our Venezuelan joint ventures’ assets and a decrease in income from discontinued operations. Our EBITDA, as adjusted, was $155.9 million and $479.3 million during the three and nine months ended September 30, 2013, respectively, and $126.4 million and $324.0 million during the three and nine months ended September 30, 2012, respectively. EBITDA, as adjusted, during the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 was favorably impacted by higher gross margins as discussed above. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

The Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

North America Contract Operations

(dollars in thousands)

	Three Months Ended September 30,		Increase
	2013	2012	(Decrease)
Revenue	$153,046	$151,532	1%
Cost of sales (excluding depreciation and amortization expense)	71,446	75,217	(5)%
Gross margin	$81,600	$76,315	7%
Gross margin percentage	53%	50%	3%

The increase in revenue during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily attributable to an increase in rates and a 1% increase in average operating horsepower, partially offset by a $3.3 million decrease in revenue due to the termination of three natural gas processing plant contracts during the second quarter of 2013 and a $1.6 million decrease in revenue from our contract water treatment business. The increases in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 were primarily caused by the revenue increase explained above and better management of field operating expenses from the implementation of profitability improvement initiatives. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 14 to the Financial Statements.

International Contract Operations

(dollars in thousands)

	Three Months Ended September 30,		Increase
	2013	2012	(Decrease)
Revenue	$117,545	$110,632	6%
Cost of sales (excluding depreciation and amortization expense)	50,598	46,260	9%
Gross margin	$66,947	$64,372	4%
Gross margin percentage	57%	58%	(1)%

The increases in revenue and gross margin during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 were due to a $4.4 million increase in revenue in Mexico primarily due to contracts that commenced or were expanded in scope in 2012 and 2013, a $3.5 million increase in revenue in Argentina primarily due to inflation rate adjustments, a $2.9 million increase in revenue in Indonesia due to a rate increase and contracts that commenced during 2013 and a $2.2 million increase in revenue in Trinidad and Iraq due to contracts that commenced in 2013. These increases were partially offset by an $8.3 million decrease in revenue in Brazil primarily resulting from the recognition of revenue with little incremental cost during the prior year period on terminated contracts. Gross margin percentage during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 decreased due to the recognition of revenue on terminated contracts in Brazil during the three months ended September 30, 2012 mentioned above, partially offset by the rate increases in Argentina and Indonesia mentioned above.

Aftermarket Services

(dollars in thousands)

	Three Months Ended September 30,		Increase
	2013	2012	(Decrease)
Revenue	$102,157	$95,854	7%
Cost of sales (excluding depreciation and amortization expense)	80,788	75,793	7%
Gross margin	$21,369	$20,061	7%
Gross margin percentage	21%	21%	0%

The increase in revenue during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to an increase in revenue in Latin America of $4.3 million and an increase in revenue in the Eastern Hemisphere of $3.4 million, partially offset by a decrease in revenue in North America of $1.3 million. The increase in gross margin during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily driven by increases in gross margin in Latin America and North America, partially offset by lower current period margins on work performed in the Eastern Hemisphere.

Fabrication

(dollars in thousands)

	Three Months Ended September 30,		Increase
	2013	2012	(Decrease)
Revenue	$403,255	$360,686	12%
Cost of sales (excluding depreciation and amortization expense)	328,390	310,754	6%
Gross margin	$74,865	$49,932	50%
Gross margin percentage	19%	14%	5%

The increase in revenue during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to a $48.6 million increase in revenue in the Eastern Hemisphere, partially offset by a decrease in revenue of $3.9 million in North America. The increase in revenue in the Eastern Hemisphere was largely caused by an increase of $38.8 million and $6.4 million in compressor fabrication revenue and production and processing equipment fabrication revenue, respectively. The increases in gross margin and gross margin percentage were primarily caused by the revenue increase explained above, improved margins on projects in North America and a reduction in operating expenses from the implementation of profitability improvement initiatives, partially offset by cost overruns on a large turnkey project during the three months ended September 30, 2013.

Costs and Expenses

(dollars in thousands)

	Three Months Ended September 30,		Increase
	2013	2012	(Decrease)
Selling, general and administrative	$93,723	$85,536	10%
Depreciation and amortization	81,305	85,248	(5)%
Long-lived asset impairment	6,925	3,204	116%
Restructuring charges	—	1,515	(100)%
Interest expense	28,882	31,723	(9)%
Equity in income of non-consolidated affiliates	(4,778)	(4,793)	0%
Other (income) expense, net	(4,447)	(1,450)	207%

The increase in selling, general and administrative (“SG&A”) expense during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to a $3.9 million increase in professional, consulting and legal expenses, a $1.5 million increase in compensation and benefit costs and a $1.1 million increase in bad debt expense. SG&A as a percentage of revenue was 12% during each of the three month periods ended September 30, 2013 and 2012.

Depreciation and amortization expense during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 decreased primarily due to reduced depreciation expense on terminated contract operations projects in Brazil, partially offset by increased depreciation expense due to property, plant and equipment additions.

During the three months ended September 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 55 idle compressor units, representing approximately 18,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $3.9 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In the fourth quarter of 2012, we committed to a plan to abandon our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. During the three months ended September 30, 2013, we evaluated our contract water treatment business and recorded long-lived asset impairments of $2.4 million. The fair value of our contract water treatment assets was based on expected net sales proceeds of idle assets that have been culled from our fleet. We expect the abandonment of this business to be completed by December 31, 2013.

During the three months ended September 30, 2013, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $0.6 million on these assets.

During the three months ended September 30, 2012, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $3.2 million on these assets.

In November 2011, we announced a workforce cost reduction program across all of our business segments as a first step in a broader overall profit improvement initiative. These actions were the result of a review of our cost structure aimed at identifying ways to reduce our ongoing operating costs and to adjust the size of our workforce to be consistent with then current and expected activity levels. A significant portion of the workforce cost reduction program was completed in 2011, with the remainder completed in 2012. During the three months ended September 30, 2012, we incurred $1.5 million of restructuring charges primarily related to termination benefits. See Note 10 to the Financial Statements for further discussion of these charges.

The decrease in interest expense during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to a lower average balance of long-term debt.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received an installment payment of $4.8 million during each of the three month periods ended September 30, 2013 and 2012. The remaining principal amount due to us of approximately $44 million is payable in quarterly cash installments through the first quarter of 2016. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our condensed consolidated statements of operations in the periods such payments are received.

The change in other (income) expense, net, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to a $4.9 million increase in gain on sale of property, plant and equipment.

Income Taxes

(dollars in thousands)

	Three Months Ended September 30,		Increase
	2013	2012	(Decrease)
Provision for income taxes	$15,421	$1,267	1,117%
Effective tax rate	35.7%	13.1%	22.6%

The increase in our effective tax rate was primarily attributable to a $33.4 million increase in pre-tax income, predominantly tax effected at the U.S. statutory rate, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Discontinued Operations

(dollars in thousands)

	Three Months Ended September 30,		Increase
	2013	2012	(Decrease)
Income from discontinued operations, net of tax	$17,511	$110,916	(84)%

Income from discontinued operations, net of tax, during the three months ended September 30, 2013 and 2012 includes our operations in Venezuela that were expropriated in June 2009, including the costs associated with our arbitration proceeding, and results from our Canadian contract operations and aftermarket services businesses, including impairment charges.

As discussed in Note 2 to the Financial Statements, in June 2009, PDVSA assumed control over substantially all of our assets and operations in Venezuela. In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas for a purchase price of approximately $441.7 million. We received a payment of $176.7 million, of which we remitted $50.0 million to repay the amount we collected in January 2010 under the terms of an insurance policy we maintained for the risk of expropriation, during the three months ended September 30, 2012 and a payment of $17.4 million during the three months ended September 30, 2013. The remaining principal amount due to us of approximately $199 million is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements.

In June 2012, we committed to a plan to sell our contract operations and aftermarket services businesses in Canada. In connection with the planned disposition, we recorded impairment charges totaling $27.7 million during the three months ended September 30, 2012. As discussed in Note 2 to the Financial Statements, in July 2013, we completed the sale of our contract operations and aftermarket services businesses in Canada.

Noncontrolling Interest

As of September 30, 2013, noncontrolling interest is comprised of the portion of the Partnership’s earnings that is applicable to the Partnership’s publicly-held limited partner interest. As of September 30, 2013, public unitholders held a 59% ownership interest in the Partnership.

The Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

North America Contract Operations

(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)
Revenue	$476,122	$450,684	6%
Cost of sales (excluding depreciation and amortization expense)	214,660	219,876	(2)%
Gross margin	$261,462	$230,808	13%
Gross margin percentage	55%	51%	4%

The increase in revenue during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily attributable to a 2% increase in average operating horsepower, an increase in rates and a $6.5 million increase in revenue with no incremental cost due to the termination of contracts resulting from the exercise of purchase options by our customer on two natural gas processing plants, partially offset by a $4.2 million decrease in revenue from our contract water treatment business and a $3.7 million decrease in revenue due to the termination of three natural gas processing plant contracts during the second quarter of 2013. The increases in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 were primarily caused by the revenue increase explained above and better management of field operating expenses from the implementation of profitability improvement initiatives. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 14 to the Financial Statements.

International Contract Operations

(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)
Revenue	$344,975	$336,046	3%
Cost of sales (excluding depreciation and amortization expense)	146,812	137,241	7%
Gross margin	$198,163	$198,805	0%
Gross margin percentage	57%	59%	(2)%

The increase in revenue during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to a $13.3 million increase in revenue in Mexico primarily due to contracts that commenced or were expanded in scope in 2012 and 2013, a $6.5 million increase in revenue in Colombia primarily due to the recognition of revenue with no incremental cost on the termination of a contract resulting from the exercise of a purchase option by our customer during the nine months ended September 30, 2013 and contracts that commenced in the fourth quarter of 2012, a $6.1 million increase in revenue in Argentina primarily due to inflation rate adjustments, a $5.9 million increase in revenue in Indonesia primarily due to a retroactive rate increase and contracts that commenced during 2013 and a $4.8 million increase in revenue from a contract in the Eastern Hemisphere that commenced in the second quarter of 2012. These increases were partially offset by a $23.0 million decrease in revenue in Brazil primarily as a result of recognition of revenue with little incremental cost during the prior year period on terminated contracts and a $5.1 million decrease in revenue due to the recognition of revenue with little incremental cost on the termination of a project in Nigeria resulting from the exercise of a purchase option by our customer in 2012. Gross margin percentage during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 decreased due to the recognition of revenue on terminated contracts in Brazil and Nigeria during the nine months ended September 30, 2012 mentioned above, partially offset by the recognition of revenue on a terminated contract in Colombia during the nine months ended September 30, 2013 and the rate increases in Argentina and Indonesia mentioned above.

Aftermarket Services

(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)
Revenue	$285,137	$287,401	(1)%
Cost of sales (excluding depreciation and amortization expense)	224,170	225,052	0%
Gross margin	$60,967	$62,349	(2)%
Gross margin percentage	21%	22%	(1)%

The decrease in revenue during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to a decrease in revenue in North America of $3.3 million, partially offset by an increase in revenue in the Eastern Hemisphere of $1.1 million. Gross margin decreased during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to lower current period margins on work performed in the Eastern Hemisphere, partially offset by increases in gross margin in North America and Latin America.

Fabrication

(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)
Revenue	$1,318,490	$890,549	48%
Cost of sales (excluding depreciation and amortization expense)	1,112,362	787,714	41%
Gross margin	$206,128	$102,835	100%
Gross margin percentage	16%	12%	4%

The increase in revenue during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to $224.8 million of higher revenue in North America and $176.3 million of higher revenue in the Eastern Hemisphere. The increase in North America revenue was due to an increase in installation revenue of $154.4 million and an increase in production and processing equipment revenue of $126.6 million, partially offset by a $56.2 million decrease in compressor fabrication revenue. The increase in revenue in the Eastern Hemisphere was due to an increase of $108.7 million, $36.7 million and $30.9 million in compressor fabrication revenue, production and processing equipment fabrication revenue and installation revenue, respectively. The increases in gross margin and gross margin percentage were primarily caused by the revenue increase explained above, a reduction in operating expenses from the implementation of profitability improvement initiatives and improved margins associated with projects in North America and the Eastern Hemisphere, including the impact of cost overruns on a project at our Belleli Energy subsidiary recorded during the nine months ended September 30, 2012. Our Belleli Energy subsidiary provides engineering, procurement and fabrication services related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants. These improvements in results were partially offset by cost overruns on three large turnkey projects during the nine months ended September 30, 2013.

Costs and Expenses

(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)
Selling, general and administrative	$269,819	$274,509	(2)%
Depreciation and amortization	244,702	259,268	(6)%
Long-lived asset impairment	27,062	135,869	(80)%
Restructuring charges	—	5,828	(100)%
Interest expense	87,006	106,682	(18)%
Equity in income of non-consolidated affiliates	(14,165)	(46,860)	(70)%
Other (income) expense, net	(21,495)	1,207	(1,881)%

The decrease in SG&A expense during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to an $11.5 million decrease in state and local taxes primarily related to the impact of sales tax audits in North America recorded during the nine months ended September 30, 2012, partially offset by a $4.7 million increase in professional, consulting and legal expenses and a $3.5 million increase in compensation and benefit costs. SG&A as a percentage of revenue was 11% and 14% during the nine months ended September 30, 2013 and 2012, respectively.

Depreciation and amortization expense during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 decreased primarily due to reduced depreciation expense on terminated contract operations projects in Brazil and Nigeria and the impact of impairments recorded in 2012, which decreased depreciation expense during the nine months ended September 30, 2013. These decreases were partially offset by increased depreciation expense due to property, plant and equipment additions.

During the nine months ended September 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 225 idle compressor units, representing approximately 58,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded an $11.0 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In the fourth quarter of 2012, we committed to a plan to abandon our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. During the nine months ended September 30, 2013, we evaluated our contract water treatment business and recorded long-lived asset impairments of $2.4 million. The fair value of our contract water treatment assets was based on expected net sales proceeds of idle assets that have been culled from our fleet. We expect the abandonment of this business to be completed by December 31, 2013.

In July 2013, as part of our continued emphasis on simplification and focus on our core business, we sold the entity that owned our fabrication facility in the United Kingdom. As of June 30, 2013, all assets and liabilities of this entity met the criteria for held for sale and were reported at the lower of their carrying value or their fair value based on the net transaction value set forth in our agreement to sell this entity. As a result, we recorded impairment charges of $11.9 million during the nine months ended September 30, 2013 to reduce the book value of the business to its estimated fair value.

During the nine months ended September 30, 2013, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $1.8 million on these assets.

During the nine months ended September 30, 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 920 idle compressor units, representing approximately 316,000 horsepower, that we previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $96.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. As of September 30, 2012, the average age of the impaired idle units was 24 years.

In connection with our 2012 fleet review, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for most of the remaining units and increased the weighted average disposal period for the units from the assumptions used in prior periods. This resulted in an additional impairment of $34.8 million to reduce the book value of each unit to its estimated fair value.

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

The decrease in interest expense during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to a decrease in the weighted average effective rate on our debt and a lower average balance of long-term debt. The decrease in the weighted average effective rate on our debt was primarily due to the expiration of certain interest rate swaps in the third quarter of 2012 and a decrease of $7.2 million in the amortization of terminated interest rate swaps. Additionally, during the nine months ended September 30, 2013 we expensed $1.6 million of unamortized deferred financing costs resulting from an amendment to the Partnership’s senior secured credit agreement (the “Partnership Credit Agreement”) and our redemption of the 4.75% convertible senior notes (the “4.75% Notes”). During the nine months ended September 30, 2012 we expensed $1.3 million of unamortized deferred financing costs resulting from the decrease in capacity of our revolving credit facility. The terminated interest rate swaps are being amortized into interest expense over the original terms of the swaps.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received payments of $14.2 million and $47.1 million during the nine months ended September 30, 2013 and September 30, 2012, respectively. The remaining principal amount due to us of approximately $44 million is payable in quarterly cash installments through the first quarter of 2016. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our condensed consolidated statements of operations in the periods such payments are received.

The change in other (income) expense, net, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to a $22.0 million increase in gain on sale of property, plant and equipment and a decrease in foreign currency loss of $4.4 million. Foreign currency loss during the nine months ended September 30, 2013 and 2012 included a translation loss of $0.9 million and $5.0 million, respectively, related to remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany debt.

Income Taxes

(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)
Provision for (benefit from) income taxes	$54,421	$(34,578)	257%
Effective tax rate	40.7%	24.4%	16.3%

The increase in our effective tax rate was primarily attributable to a $275.5 million increase in pre-tax income which included a $120.7 million decrease in impairments of idle fleet assets, predominantly tax effected at the U.S. statutory rate, and a $32.7 million decrease in nontaxable equity in income of non-consolidated affiliates during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The rate was further increased due to an $11.9 million impairment of the assets of the entity that owned our fabrication facility in the United Kingdom with no associated tax benefit recorded during the nine months ended September 30, 2013.

Discontinued Operations

(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)
Income from discontinued operations, net of tax	$49,186	$66,863	(26)%

Income from discontinued operations, net of tax, during the nine months ended September 30, 2013 and 2012 includes our operations in Venezuela that were expropriated in June 2009, including the costs associated with our arbitration proceeding, and results from our Canadian contract operations and aftermarket services businesses, including impairment charges.

As discussed in Note 2 to the Financial Statements, in June 2009, PDVSA assumed control over substantially all of our assets and operations in Venezuela. In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas for a purchase price of approximately $441.7 million. We received a payment of $176.7 million, of which we remitted $50.0 million to repay the amount we collected in January 2010 under the terms of an insurance policy we maintained for the risk of expropriation, during the nine months ended September 30, 2012 and payments of $51.7 million during the nine months ended September 30, 2013. The remaining principal amount due to us of approximately $199 million is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements.

In February 2013, the Venezuelan government announced a devaluation of the Venezuelan bolivar. This devaluation resulted in a translation gain of approximately $1.4 million on the remeasurement of our net liability position in Venezuela during the nine months ended September 30, 2013. The functional currency of our Venezuelan subsidiary is the U.S. dollar and we had more liabilities than assets denominated in bolivars in Venezuela at the time of the devaluation. The exchange rate used to remeasure our net liabilities changed from 4.3 bolivars per U.S. dollar at December 31, 2012 to 6.3 bolivars per U.S. dollar in February 2013.

In June 2012, we committed to a plan to sell our contract operations and aftermarket services businesses in Canada. In connection with the planned disposition, we recorded impairment charges totaling $6.0 million and $68.5 million during the nine months ended September 30, 2013 and 2012, respectively. As discussed in Note 2 to the Financial Statements, in July 2013, we completed the sale of our contract operations and aftermarket services businesses in Canada.

Noncontrolling Interest

As of September 30, 2013, noncontrolling interest is comprised of the portion of the Partnership’s earnings that is applicable to the Partnership’s publicly-held limited partner interest. As of September 30, 2013, public unitholders held a 59% ownership interest in the Partnership.

Liquidity and Capital Resources

Our unrestricted cash balance was $37.1 million at September 30, 2013, compared to $34.6 million at December 31, 2012. Working capital increased to $570.1 million at September 30, 2013 from $463.4 million at December 31, 2012. The increase in working capital was primarily due to increases in inventory and costs and estimated earnings in excess of billings on uncompleted contracts and a decrease in billings on uncompleted contracts in excess of costs and estimated earnings, partially offset by an increase in deferred revenue. The increase in inventory was primarily due to an increase in work in progress during the nine months ended September 30, 2013. The increase in costs and estimated earnings in excess of billings on uncompleted contracts and decrease in billings on uncompleted contracts in excess of costs and estimated earnings were primarily driven by the timing of billings on projects in the Eastern Hemisphere at September 30, 2013 as compared to December 31, 2012.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in) continuing operations:
Operating activities	$223,287	$141,991
Investing activities	(209,600)	(254,032)
Financing activities	(72,988)	(10,898)
Effect of exchange rate changes on cash and cash equivalents	(1,516)	(326)
Discontinued operations	63,280	123,433
Net change in cash and cash equivalents	$2,463	$168

Operating Activities.  The increase in net cash provided by operating activities was primarily due to improved gross margins in our fabrication and North America contract operations segments and lower interest payments during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These activities were partially offset by higher current period increases in working capital.

Investing Activities.  The decrease in net cash used in investing activities was primarily attributable to a $56.1 million increase in proceeds from sale of property, plant and equipment and a $20.9 million decrease in capital expenditures during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These activities were partially offset by a $32.9 million decrease in cash payments received from the sale of our Venezuelan joint ventures’ assets during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Financing Activities.  The increase in net cash used in financing activities was primarily due to $114.5 million of net proceeds received during the nine months ended September 30, 2012 from the Partnership’s public offering of its common units and an increase in payments for debt issuance costs of $11.4 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These activities were partially offset by a $64.4 million decrease in net repayments under our debt facilities during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Discontinued Operations.  The decrease in net cash provided by discontinued operations was primarily attributable to a $75.0 million decrease in proceeds received, net of insurance remittance, from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, partially offset by proceeds of

$12.4 million received from the sale of our contract operations and aftermarket services businesses in Canada during the nine months ended September 30, 2013.

Capital Expenditures.  We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our targeted return on capital. We currently plan to spend approximately $300 million to $325 million in net capital expenditures during 2013, including (1) contract operations equipment additions and (2) approximately $100 million to $110 million on equipment maintenance capital related to our contract operations business. Net capital expenditures are net of used fleet sales.

Long-term Debt.  As of September 30, 2013, we had approximately $1.6 billion in outstanding debt obligations, consisting of $156.5 million outstanding under our revolving credit facility, $337.7 million outstanding under our 4.25% convertible senior notes, $350.0 million outstanding under our 7.25% senior notes, $225.0 million outstanding under the Partnership’s revolving credit facility, $150.0 million outstanding under the Partnership’s term loan facility and $344.8 million outstanding under the Partnership’s 6% senior notes.

In January 2013, we redeemed for cash all $143.8 million principal amount outstanding of our of 4.75% Notes at a redemption price of 100% of the principal amount thereof plus accrued but unpaid interest to, but excluding, the redemption date. Upon redemption, the 4.75% Notes were no longer deemed outstanding, interest ceased to accrue thereon and all rights of the holders of the 4.75% Notes ceased to exist. We financed the redemption of the 4.75% Notes through borrowings under our revolving credit facility.

In July 2011, we entered into a five-year, $1.1 billion senior secured revolving credit facility (the “Credit Facility”). In March 2012, we decreased the borrowing capacity under this facility to $900.0 million. As of September 30, 2013, we had $156.5 million in outstanding borrowings and $113.7 million in outstanding letters of credit under the Credit Facility. At September 30, 2013, taking into account guarantees through letters of credit, we had undrawn and available capacity of $629.8 million under the Credit Facility.

Borrowings under the Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.50% to 2.50% and (ii) in the case of base rate loans, from 0.50% to 1.50%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At September 30, 2013, all amounts outstanding under the Credit Facility were LIBOR loans and the applicable margin was 1.5%. The weighted average annual interest rate at September 30, 2013 on the outstanding balance under the Credit Facility was 1.7%.

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

The credit agreement contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We are also subject to financial covenants, including a ratio of Adjusted EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 4.0 to 1.0. As of September 30, 2013, we maintained a 9.6 to 1.0 Adjusted EBITDA to Total Interest Expense ratio, a 1.8 to 1.0 consolidated Total Debt to Adjusted EBITDA ratio and a 0.3 to 1.0 Senior Secured Debt to Adjusted EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of September 30, 2013, we were in compliance with all financial covenants under the Credit Facility.

In November 2010, we issued $350.0 million aggregate principal amount of 7.25% senior notes (the “7.25% Notes”). The 7.25% Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries that guarantee indebtedness under the Credit Agreement and certain of our future subsidiaries. The Partnership and its subsidiaries have not guaranteed the 7.25% Notes. The

7.25% Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 7.25% Notes and guarantees are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of our non-guarantor subsidiaries. Prior to December 1, 2013, we may redeem all or a part of the 7.25% Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 7.25% Notes prior to December 1, 2013 with the net proceeds of a public or private equity offering at a redemption price of 107.250% of the principal amount of the 7.25% Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the 7.25% Notes issued under the indenture remains outstanding after such redemption and the redemption occurs within 120 days of the date of the closing of such equity offering. On or after December 1, 2013, we may redeem all or a part of the 7.25% Notes at redemption prices (expressed as percentages of principal amount) equal to 105.438% for the twelve-month period beginning on December 1, 2013, 103.625% for the twelve-month period beginning on December 1, 2014, 101.813% for the twelve-month period beginning on December 1, 2015 and 100.000% for the twelve-month period beginning on December 1, 2016 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the 7.25% Notes.

In June 2009, we issued $355.0 million aggregate principal amount of 4.25% convertible senior notes (the “4.25% Notes”). The 4.25% Notes are convertible upon the occurrence of certain conditions into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. The value of the shares into which the 4.25% Notes can be converted exceeds their principal amount by $67.8 million as of September 30, 2013. We may not redeem the 4.25% Notes prior to their maturity date.

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

In November 2010, the Partnership Credit Agreement was amended and restated to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility was increased to $550.0 million in March 2011 and to $750.0 million in March 2012. The Partnership amended the Partnership Credit Agreement in March 2013 to reduce the borrowing capacity under its revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. As of September 30, 2013, the Partnership had undrawn and available capacity of $425.0 million under its revolving credit facility.

The Partnership’s revolving credit and term loan facilities bear interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At September 30, 2013, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.0%. The weighted average annual interest rate on the outstanding balance of these facilities at September 30, 2013, excluding the effect of interest rate swaps, was 2.2%.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Agreement).

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Partnership Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense

(as defined in the Partnership Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the March 2013 Contract Operations Acquisition closed during the first quarter of 2013, the Partnership’s Total Debt to EBITDA ratio was temporarily increased to 5.5 to 1.0 during the quarter ended March 31, 2013 and continued at that level through September 30, 2013, reverting to 5.25 to 1.0 for the quarter ending December 31, 2013 and subsequent quarters. As of September 30, 2013, the Partnership maintained an 8.0 to 1.0 EBITDA to Total Interest Expense ratio, a 3.0 to 1.0 Total Debt to EBITDA ratio and a 1.6 to 1.0 Senior Secured Debt to EBITDA ratio. A violation of the Partnership’s Total Debt to EBITDA covenant would be an event of default under the Partnership Credit Agreement. As of September 30, 2013, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

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

The Partnership 6% Notes are guaranteed on a senior unsecured basis by all of the Partnership’s existing subsidiaries (other than EXLP Finance Corp., which is a co-issuer of the Partnership 6% Notes) and certain of the Partnership’s future subsidiaries. The Partnership 6% Notes and the guarantees, respectively, are the Partnership’s and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of the Partnership’s and the guarantors’ other senior obligations, and are effectively subordinated to all of the Partnership’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the Partnership 6% Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries.

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

The Partnership entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with its variable rate debt. At September 30, 2013, the Partnership was a party to interest rate swaps pursuant to which it makes fixed payments and receives floating payments on a notional value of $250.0 million. These interest rate swaps expire in May 2018. As of September 30, 2013, the weighted average effective fixed interest rate on the interest rate swaps was 1.7%. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this report for further discussion of the interest rate swap agreements.

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

Historically, we have financed capital expenditures with a combination of net cash provided by operating and financing activities. Our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an adverse impact on our ability to maintain our operations and to grow. If any of our lenders become unable to perform their obligations under our credit facilities, our borrowing capacity under these facilities could be reduced. Inability to borrow additional amounts under those facilities could limit our ability to fund our future growth and operations. Based on current market conditions, we expect that net cash provided by operating activities and borrowings under our credit facilities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through December 31, 2014; however, to the extent it is not, we may seek additional debt or equity financing.

Dividends.  We have not paid any cash dividends on our common stock since our formation, and do not anticipate paying such dividends in the foreseeable future. Our board of directors anticipates that all cash flows generated from operations in the foreseeable future will be retained and used to repay our debt or develop and expand our business, except for a portion of the cash flow generated from operations of the Partnership which is expected to be used to pay distributions on its units. Any future determinations to pay cash dividends on our common stock will be at the discretion of our board of directors and will depend on our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

Partnership Distributions to Unitholders.  The Partnership’s partnership agreement requires it to distribute all of its “available cash” quarterly. Under the partnership agreement, available cash is defined generally to mean, for each fiscal quarter, (i) cash on hand at the Partnership at the end of the quarter in excess of the amount of reserves its general partner determines is necessary or appropriate to provide for the conduct of its business, to comply with applicable law, any of its debt instruments or other agreements or to provide for future distributions to its unitholders for any one or more of the upcoming four quarters, plus, (ii) if the Partnership’s general partner so determines, all or a portion of the Partnership’s cash on hand on the date of determination of available cash for the quarter.

Through our ownership of common units and all of the equity interests in the Partnership’s general partner, we expect to receive cash distributions from the Partnership.

Under the terms of the partnership agreement, there is no guarantee that unitholders will receive quarterly distributions from the Partnership. The Partnership’s distribution policy, which may be changed at any time, is subject to certain restrictions, including (i) restrictions contained in the Partnership’s revolving credit facility, (ii) the Partnership’s general partner’s establishment of reserves to fund future operations or cash distributions to the Partnership’s unitholders, (iii) restrictions contained in the Delaware Revised Uniform Limited Partnership Act and (iv) the Partnership’s lack of sufficient cash to pay distributions.

On October 29, 2013, Exterran GP LLC’s board of directors approved a cash distribution by the Partnership of $0.5275 per limited partner unit, or approximately $28.3 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from July 1, 2013 through September 30, 2013. The record date for this distribution is November 8, 2013 and payment is expected to occur on November 14, 2013.

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

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$45,261	$119,346	$128,556	$(40,265)
Income from discontinued operations, net of tax	(17,511)	(110,916)	(49,186)	(66,863)
Depreciation and amortization	81,305	85,248	244,702	259,268
Long-lived asset impairment	6,925	3,204	27,062	135,869
Restructuring charges	—	1,515	—	5,828
Investments in non-consolidated affiliates impairment	—	—	—	224
Proceeds from sale of joint venture assets	(4,778)	(4,793)	(14,165)	(47,084)
Interest expense	28,882	31,723	87,006	106,682
(Gain) loss on currency exchange rate remeasurement of intercompany balances	426	(163)	895	4,958
Provision for (benefit from) income taxes	15,421	1,267	54,421	(34,578)
EBITDA, as adjusted	$155,931	$126,431	$479,291	$324,039

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks primarily associated with changes in interest rates under our financing arrangements and foreign currency exchange rates. We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.

We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign currency loss in our condensed consolidated statements of operations of $0.8 million and $5.2 million during the nine months ended September 30, 2013 and 2012, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency including the remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany debt. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

As of September 30, 2013, after taking into consideration interest rate swaps, we had approximately $281.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at September 30, 2013 would result in an annual increase in our interest expense of approximately $2.8 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of September 30, 2013, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

10.1†	Form of Exterran Holdings, Inc. Severance Benefit Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTERRAN HOLDINGS, INC.

Date: November 5, 2013	By:	/s/ WILLIAM M. AUSTIN
William M. Austin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
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

10.1†	Form of Exterran Holdings, Inc. Severance Benefit Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.