Form 10-K
period 2013-12-31
EXTERRAN HOLDINGS INC.
filed 2014-02-26
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2013 was $906,245,145. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of the common stock of the registrant outstanding as of February 18, 2014: 65,948,994 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2014 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, are incorporated by reference into Part III of this Form 10-K.

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

General

We are a global market leader in the full-service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, aftermarket services and fabrication. In our contract operations business line, we use our fleet of natural gas compression equipment and crude oil and natural gas production and processing equipment to provide operations services to our customers. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, processing, treating and other equipment. In our fabrication business line, we fabricate compression and oil and natural gas production and processing equipment for sale to our customers and for use in our contract operations services. In addition, our fabrication business line provides engineering, procurement and fabrication services related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants. We offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as Integrated Projects.

Our products and services are essential to the production, processing, transportation and storage of natural gas and are provided primarily to producers and distributors of oil and natural gas. Our geographic business unit operating structure, technically experienced personnel and high-quality contract operations fleet and fabrication facilities allow us to provide reliable customer service and products in a timely manner.

We have an equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of December 31, 2013, public unitholders held a 59% ownership interest in the Partnership and we owned the remaining equity interest, including all of the general partner interest and incentive distribution rights. The Partnership’s general partner is our subsidiary and we consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional equity interests in the Partnership. As of December 31, 2013, the Partnership’s fleet included 5,521 compressor units comprising approximately 2,417,000 horsepower, or 70% of our and the Partnership’s combined total U.S. horsepower. The Partnership’s fleet included 274 compressor units, comprising approximately 109,000 horsepower, leased from our wholly-owned subsidiaries and excluded 24 compressor units, comprising approximately 8,000 horsepower, owned by the Partnership but leased to our wholly-owned subsidiaries as of December 31, 2013.

In March 2013, we sold to the Partnership contract operations customer service agreements with 50 customers and a fleet of 363 compressor units used to provide compression services under those agreements, comprising approximately 256,000 horsepower, or 8% (by then available horsepower) of our and the Partnership’s combined U.S. contract operations business (the “March 2013 Contract Operations Acquisition”). The assets sold also included 204 compressor units, comprising approximately 99,000 horsepower, previously leased to the Partnership and contracts relating to approximately 6,000 horsepower of compressor units the Partnership already owned and previously leased to us. Total consideration for the transaction was approximately $174.0 million, excluding transaction costs, and consisted of the Partnership’s issuance to us of approximately 7.1 million common units and approximately 145,000 general partner units.

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

•                  Wellhead and Gathering Systems — Natural gas compression is used to transport natural gas from the wellhead through the gathering system. At some point during the life of natural gas wells reservoir, pressures typically fall below the line pressure of the natural gas gathering or pipeline system used to transport the natural gas to market. At that point, natural gas no longer naturally flows into the pipeline. Compression equipment is applied in both field and gathering systems to boost the pressure levels of the natural gas flowing from the well allowing it to be transported to market. Changes in pressure levels in natural gas fields require periodic changes to the size and/or type of on-site compression equipment. Additionally, compression is used to reinject natural gas into producing oil wells to maintain reservoir pressure and help lift liquids to the surface, which is known as secondary oil recovery or natural gas lift operations. Typically, these applications require low- to mid-range horsepower compression equipment located at or near the wellhead. Compression equipment is also used to increase the efficiency of a low-capacity natural gas field by providing a central compression point from which the natural gas can be produced and injected into a pipeline for transmission to facilities for further processing.

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

We believe outsourcing compression operations to compression service providers such as us offers customers:

•                  the ability to efficiently meet their changing compression needs over time while limiting the underutilization of their owned compression equipment;

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

Natural gas consumption in the U.S. for the twelve months ended November 30, 2013 remained relatively flat compared to the twelve months ended November 30, 2012. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will decrease by 1.3% in 2014 compared to 2013 and increase by an average of 0.7% per year thereafter until 2040. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet in 2040, or 16% of the projected worldwide total of approximately 185 trillion cubic feet.

Natural gas marketed production in the U.S. for the twelve months ended November 30, 2013 increased by approximately 1.1% over the twelve months ended November 30, 2012. The EIA forecasts that total U.S. natural gas marketed production will increase by 2.2% in 2014 compared to 2013 and U.S. natural gas production will increase by an average of 1.5% per year thereafter until 2040. The EIA estimates that the U.S. natural gas production level will be approximately 33 trillion cubic feet in 2040, or 18% of the projected worldwide total of approximately 187 trillion cubic feet.

We believe the long-term outlook for natural gas compression in the U.S. will continue to benefit from increased production from unconventional sources and from the aging of producing natural gas fields that will require more compression to continue producing the same volume of natural gas. In addition, we see opportunities to provide compression services to producers of natural gas liquids. In early 2012, natural gas prices in North America fell to their lowest levels in more than a decade, but prices recovered somewhat during 2013. Historically, natural gas prices in North America have been volatile. During periods of lower natural gas prices, natural gas production growth could be limited or decline in North America, particularly in dry gas areas, and as a result, the demand for our natural gas compression services and oil and natural gas production and processing equipment could be adversely affected.

The EIA reports that natural gas consumption outside of the U.S. grew 48% from 2000 through 2011. Despite this growth in demand, most international energy markets have historically lacked the infrastructure necessary to either transport natural gas to markets or consume it locally; thus, more infrastructure is required to utilize this natural gas. Total natural gas consumption worldwide is projected to increase by 1.7% per year until 2040, according to the EIA, and therefore, we believe that over the long term, demand for natural gas infrastructure in international markets will increase. We believe this anticipated increase in demand for infrastructure will be further supported by recent technology advances, including liquefied natural gas (or LNG) and gas-to-liquids, which make the transportation of natural gas without pipelines more economical, environmental legislation prohibiting flaring and the anticipated construction of natural gas-fueled power plants built to meet international energy demand. Additionally, we believe demand for production and processing equipment will increase over time to support the anticipated increased infrastructure.

While natural gas compression and production and processing equipment typically must be engineered to meet unique customer specifications, the fundamental technology of such equipment has not been subject to significant change.

As energy industry capital spending declined in 2009, our fabrication business segment experienced a reduction in demand that continued through 2011. However, we began to see an improvement in market activities in North America in the latter part of 2010 and in 2011. During 2012, our fabrication backlog increased by approximately 45% from December 31, 2011. During 2013, our fabrication backlog decreased by approximately 36% from December 31, 2012. Over 30% of that reduction was related to an installation project for one customer that was completed in 2013. We believe our fabrication backlog has stabilized as of year-end 2013. We have seen a shift in the regional mix of our fabrication backlog since the beginning of 2009, when North America and the Eastern Hemisphere represented approximately 20% and 80%, respectively, of our fabrication backlog. As of December 31, 2013, North America and the Eastern Hemisphere accounted for approximately 43% and 55%, respectively, of our fabrication backlog.

Our critical process equipment fabrication business has also experienced a reduction in backlog given the longer lead times for the development of projects. In addition, we fabricate evaporators and brine heaters for desalination plants and tank farms primarily for use in North Africa and the Middle East. Demand for these products is driven primarily by population growth, improvements in the standard of living and investment in infrastructure. We expect continued investment in these products, and therefore increased demand for the equipment, in the regions we serve over the next few years. The reductions in global economic activity led to a substantial reduction in our fabrication backlog levels related to these products during 2011 and 2012. During 2013, we experienced an increase in backlog for these products, resulting in year-end backlog levels similar to those at year-end 2010.

Operations

Business Segments

Our revenues and income are derived from four business segments:

•                  North America Contract Operations. Our North America contract operations segment primarily provides natural gas compression services to meet specific customer requirements utilizing Exterran-owned assets within the U.S.

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

Compressor Fleet

The size and horsepower of our worldwide natural gas compressor fleet on December 31, 2013 is summarized in the following table:

		Aggregate
	Number	Horsepower	% of
Range of Horsepower Per Unit	of Units	(in thousands)	Horsepower
0 – 200	3,601	400	9%
201 – 500	2,172	605	13%
501 – 800	681	419	9%
801 – 1,100	476	456	10%
1,101 – 1,500	1,360	1,849	39%
1,501 and over	467	955	20%
Total	8,757	4,684	100%

As of December 31, 2013, the Partnership’s fleet included 5,521 of these compressor units comprising approximately 2,417,000 horsepower, or 70% of our and the Partnership’s combined total U.S. horsepower. As of December 31, 2013, the Partnership’s fleet included 274 compressor units, comprising approximately 109,000 horsepower, leased from our wholly-owned subsidiaries and excluded 24 compressor units, comprising approximately 8,000 horsepower, owned by the Partnership but leased to our wholly-owned subsidiaries.

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

•                  facilitates low-cost compressor resizing; and

•                  allows us to develop improved technical proficiency in our maintenance and overhaul operations, which enables us to achieve high run-time rates while maintaining lower operating costs.

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

When providing contract compression services, we work closely with a customer’s field service personnel so that the compression services can be adjusted to efficiently match changing characteristics of the natural gas reservoir and the natural gas produced. We routinely repackage or reconfigure a portion of our existing fleet to adapt to our customers’ compression services needs. We utilize both slow and high speed reciprocating compressors primarily driven by internal natural gas fired combustion engines. We also utilize rotary screw compressors for specialized applications.

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

Our customers typically contract for our services on a site-by-site basis for a specific monthly service rate that is generally reduced if we fail to operate in accordance with the contract requirements. Following the initial minimum term, which in North America is typically between six and twelve months, contract operations services generally continue until terminated by either party with 30 days’ advance notice. Our customers generally are required to pay our monthly service fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. Additionally, because we typically do not take title to the natural gas we compress, process or treat and because the natural gas we use as fuel for our compressors and other equipment is supplied by our customers, we have limited direct exposure to commodity price fluctuations.

We maintain field service locations from which we can service and overhaul our own compressor fleet to provide contract operations services to our customers. We also use many of these locations to provide aftermarket services to our customers, as described in more detail below. As of December 31, 2013, our North America contract operations segment provided contract operations services primarily using a fleet of 7,765 natural gas compression units with an aggregate capacity of approximately 3,429,000 horsepower. During the year ended December 31, 2013, 20% of our total revenue and 36% of our total gross margin was generated from North America contract operations. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP in Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

Our international operations are focused on markets that require both large horsepower compressor applications and full production and processing facilities. Our international contract operations segment typically engages in longer-term contracts and more comprehensive projects than our North America contract operations segment. International projects often require us to provide complete engineering, design and installation services and a greater investment in equipment, facilities and related installation costs. These larger projects may include several compressor units on one site or entire facilities designed to process and treat oil or natural gas to make it suitable for end use. As of December 31, 2013, our international contract operations segment provided contract operations services using a fleet of 992 natural gas compression units with an aggregate capacity of approximately 1,255,000 horsepower and a fleet of production and processing equipment. During the year ended December 31, 2013, 15% of our total revenue and 29% of our total gross margin was generated from international contract operations.

Aftermarket Services

Our aftermarket services segment sells parts and components and provides operation, maintenance, overhaul and reconfiguration services to customers who own compression, production, treating and oilfield power generation equipment. We believe that we are particularly well qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression services, production and processing equipment and oilfield power generation equipment and facilities. During the year ended December 31, 2013, 13% of our total revenue and 9% of our total gross margin was generated from aftermarket services.

Fabrication

Compressor and Accessory Fabrication

We design, engineer, fabricate, install and sell skid-mounted natural gas compression units and accessories to meet standard or unique customer specifications. We sell this compression equipment primarily to major and independent oil and natural gas producers as well as national oil and natural gas companies in the countries where we operate.

Generally, we assemble compressors sold to third parties according to each customer’s specifications. We purchase components for these compressors from third party suppliers including several major engine and compressor manufacturers in the industry. We also sell pre-packaged compressor units designed to our standard specifications. During the year ended December 31, 2013, 15% of our total revenue and 6% of our total gross margin was generated from our compressor and accessory fabrication business line.

As of December 31, 2013, our compressor and accessory fabrication backlog was $157.9 million, compared to $256.3 million at December 31, 2012. At December 31, 2013, all future revenue related to our compressor and accessory fabrication backlog is expected to be recognized before December 31, 2014.

Production and Processing Equipment Fabrication and Installation

We design, engineer, fabricate, install and sell a broad range of oil and natural gas production and processing equipment designed to heat, separate, dehydrate and condition crude oil and natural gas to make them suitable for end use. Our products include line heaters, oil and natural gas separators, glycol dehydration units, condensate stabilizers, dewpoint control plants, water treatment, mechanical refrigeration and cryogenic plants and skid-mounted production packages designed for both onshore and offshore production facilities. We sell standard production and processing equipment, which is used for processing wellhead production from onshore or shallow-water offshore platform production primarily into U.S. markets. In addition, we sell custom-engineered, built-to-specification production and processing equipment. Some of these projects are in remote areas and in developing countries with limited oil and natural gas industry infrastructure. To meet most customers’ rapid response requirements and minimize customer downtime, we maintain an inventory of standard products and long delivery components used to manufacture our products to our customers’ specifications. We also provide engineering, procurement and fabrication services related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants. During the year ended December 31, 2013, 37% of our total revenue and 20% of our total gross margin was generated from our production and processing equipment fabrication and installation business lines.

As of December 31, 2013, our production and processing equipment fabrication backlog was $475.6 million, compared to $563.8 million at December 31, 2012. Typically, we expect our production and processing equipment backlog to be produced within a three to 36 month period. At December 31, 2013, $92.1 million of future revenue related to our production and processing equipment backlog is expected to be recognized after December 31, 2014. As of December 31, 2013, our installation backlog was $46.4 million, compared to $245.6 million at December 31, 2012. At December 31, 2013, all future revenue related to our installation backlog is expected to be recognized before December 31, 2014.

Business Strategy

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

•                  Grow our North America business.  We plan to continue to invest in strategically growing our North America business. Our North America contract operations business is our largest business segment based on gross margin, representing 36% of our gross margin during 2013. We see opportunities to grow this business by continuing to put idle units back to work and adding new horsepower in key growth areas, including providing compression services to producers of natural gas from shale and liquids rich plays. We intend to utilize the Partnership as our primary vehicle for the long-term growth of our U.S. contract operations business. In addition, increased drilling activity in the shale plays and areas focused on the production of oil and natural gas liquids in North America has led to opportunities in our North America fabrication business.

•                  Focus on key international markets.  International markets continue to represent a significant growth opportunity for our business, due in large part to the fact that over 70% of the world’s natural gas production resides in markets outside North America. We believe that natural gas production in international markets will grow over the long term at a pace greater than that of North America. In addition, we typically see higher returns and margins in international markets relative to North America due to more complex project requirements. We expect to allocate additional resources toward key areas of our international business.

•                  Lower costs and improve profitability.  To enhance our competitive position, we embarked on a multi-year plan to improve the profitability of our operations in the second half of 2011. We implemented certain key profitability initiatives associated with this plan in 2012, and implemented additional process initiatives intended to improve operating efficiency and reduce our cost structure throughout 2013. These initiatives have positively impacted all of our business segments, and we expect additional positive impact in 2014. As the largest provider of compression services in the world, we intend to use our scale to achieve cost savings in our operations. We are also focused on increasing productivity and optimizing our processes in our core lines of business. By making our systems and processes more efficient, we intend to lower our internal costs and improve our profitability.

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

•                  Ability to leverage the Partnership.  We believe that the Partnership provides us a lower cost of capital over time relative to our competitors that pay entity-level federal income taxes. Since 2006, we have completed eight sales to the Partnership of compressor units aggregating approximately 2.4 million horsepower. The proceeds from these transactions have provided us significant capital to reduce our debt and fund our capital expenditures. As of December 31, 2013, we held a 40% ownership interest in the Partnership’s limited partner units and we owned all of the general partner interest and incentive distribution rights. We believe our ownership interest in the Partnership will allow us to participate in its future growth.

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

Because we typically do not take title to the natural gas we compress, process or treat and because the natural gas we use as fuel for our compressors and other equipment is supplied by our customers, our direct exposure to commodity price risk is further reduced.

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

We conduct our contract operations and sales activities throughout North America and internationally, including offshore operations. We currently operate in approximately 30 countries in major oil and natural gas producing areas including the U.S., Argentina, Brazil, Mexico, Italy and the United Arab Emirates. We have fabrication facilities in the U.S., Italy, Singapore and the United Arab Emirates.

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

Competition

The natural gas compression services and fabrication business is highly competitive. Overall, we experience considerable competition from companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities and adopt more aggressive pricing policies. We believe we are competitive with respect to price, equipment availability, customer service, flexibility in meeting customer needs, technical expertise, quality and reliability of our compressors and related services. We face vigorous competition in both compression services and compressor fabrication, with some firms competing in both segments. In our production and processing equipment business, we have different competitors in the standard and custom-engineered equipment markets. Competitors in the standard equipment market include several large companies and a large number of small, regional fabricators. Competition in the standard equipment market is generally based upon price and availability. Our competition in the custom-engineered market usually consists of larger companies with the ability to provide integrated projects and product support after the sale. The ability to fabricate these large custom-engineered systems near the point of end-use is often a competitive advantage.

International Operations

We operate in many geographic markets outside North America. For the year ended December 31, 2013, approximately 23% of our revenue was generated in the Eastern Hemisphere and approximately 17% of our revenue was generated in Latin America (primarily in Argentina, Bolivia, Brazil and Mexico). Changes in local economic or political conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Additional risks inherent in our international business activities are described in Part I, Item 1A (“Risk Factors”). For financial data relating to our geographic concentrations, see Note 22 to the Financial Statements.

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

On August 20, 2010, the U.S. Environmental Protection Agency (“EPA”) published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule would have required us to undertake certain expenditures and activities, including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at certain sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. Following legal challenges to the 2010 rule, the EPA reconsidered the rule and published revisions to the rule on January 30, 2013. The revised rule requires management practices for all covered engines but requires catalyst installation only on larger equipment at sites that are not deemed to be “remote.” Based on feedback from our customers regarding the sites at which we provide contract operations services to them using such equipment, we estimate that the vast majority of those sites are “remote,” and, as such, we do not anticipate these rules, as currently drafted, will have a material adverse impact on our business, financial condition, results of operations or cash flows. Compliance with the final rule was required by October 2013.

On May 21, 2012, the EPA issued new ozone nonattainment designations for all areas except Chicago, in relation to the 2008 national ambient air quality standard (“NAAQS”) for ozone. Among other things, these new designations add Wise County to the Dallas-Fort Worth (“DFW”) nonattainment area. This new designation will require Texas to modify its State Implementation Plan (“SIP”) to include a plan for Wise County, Texas to come into compliance with the ozone NAAQS. This modification process started in January 2014, and the State of Texas anticipates having new regulations in place by mid-2015. If Texas implements the same control requirements in Wise County that are already in place in the other counties in the DFW nonattainment area, we could be required to modify or remove and replace a significant amount of equipment we currently utilize in Wise County. However, at this point we cannot predict what Texas’ new SIP will require or what equipment will still be operating in Wise County when it comes into effect and, as a result, we cannot currently accurately predict the impact or cost to comply.

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

In addition, in January 2011, the Texas Commission on Environmental Quality (“TCEQ”) finalized revisions to certain air permit programs that significantly increase air emissions-related requirements for new and certain existing oil and gas production and gathering sites in the Barnett Shale production area. The final rule established new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, and the lower emissions standards will become applicable between 2020 and 2030 depending on the type of engine and the permitting requirements. A number of other states where our engines are operated have adopted or are considering adopting additional regulations that could impose new air permitting or pollution control requirements for engines, some of which could entail material costs to comply. At this point, however, we cannot predict whether any such rules would require us to incur material costs.

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

Independent of Congress, the EPA has been pursuing regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These rules triggered reporting obligations for some sites we operated in 2013.

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

Employees

As of December 31, 2013, we had approximately 10,000 employees. We believe that our relations with our employees are satisfactory.

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

Additionally, we make available free of charge on our website:

•                  our Code of Business Conduct;

•                  our Corporate Governance Principles; and

•                  the charters of our audit, compensation and nominating and corporate governance committees.

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

Low natural gas prices in North America could decrease demand for our natural gas compression and oil and natural gas production and processing equipment and services and, as a result, adversely affect our business.

Our results of operations depend upon the level of activity in the global energy market, including natural gas development, production, processing and transportation. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a sustained reduction in oil or natural gas prices or significant instability in energy markets. Even the perception of longer-term lower oil or natural gas prices by oil and natural gas exploration, development and production companies can result in their decision to cancel, reduce or postpone major expenditures or to reduce or shut in well production. In April 2012, natural gas prices in North America fell to their lowest levels in more than a decade at around $2.00 per MMBtu. As a result, certain companies reduced their natural gas drilling and production activities, particularly in more mature and predominantly dry gas areas in North America, where we provide a significant amount of contract operations services, which led to a decline in our contract operation business in these areas during 2012. Since then, natural gas prices in North America have improved somewhat to approximately $4.30 per MMBtu as of December 31, 2013, but natural gas prices in 2013 continued to cause certain companies to reduce their natural gas drilling and production activities in more mature and predominantly dry gas areas in North America, which led to a continued decline in our contract operations business in these areas in 2013. During periods of lower natural gas prices, natural gas production growth could be limited or decline in North America, particularly in dry gas areas, and the level of production activity and the demand for our contract operations services and oil and natural gas production and processing equipment could decrease, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. A reduction in demand for our products and services could also force us to reduce our pricing substantially. Additionally, in North America, compression services for unconventional natural gas sources constitute an increasing percentage of our business. Some of these unconventional sources are less economic to produce in lower natural gas price environments.

In addition, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. A decline in demand for oil and natural gas or prices for those commodities, or instability in the North America or global energy markets could cause a reduction in demand for our products and services and result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record impairments of long-lived assets. For example, during the year ended December 31, 2011, we recorded a goodwill impairment of $196.8 million; and during the years ended December 31, 2013, 2012 and 2011, we recorded long-lived asset impairments of $28.6 million, $136.6 million and $6.1 million, respectively. Included in the impairments recorded in recent years are idle units we retired from our fleet, and we expect to either sell these units or to re-utilize their key components. Selling these compressor units is expected to take several years, and if we are not able to sell these units or re-utilize their key components for the amount we estimated in our impairment analysis, we could be required to record an additional impairment. The impairment of our intangible assets or other long-lived assets could have a material adverse effect on our results of operations.

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

We operate in many countries outside the U.S., and these activities accounted for a substantial amount of our revenue during the year ended December 31, 2013. We are exposed to risks inherent in doing business in each of the countries where we operate. Our operations are subject to various risks unique to each country that could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, as discussed in Note 2 to the Financial Statements, in 2009 the Venezuelan state-owned oil company, Petroleos de Venezuela S.A. (“PDVSA”), assumed control over substantially all of our assets and operations in Venezuela.

In April 2012, Argentina assumed control over its largest oil and gas producer, Yacimientos Petroliferos Fiscales (“YPF”). We had approximately 539,000 horsepower of compression in Argentina as of December 31, 2013, and we generated $186.7 million of revenue in Argentina, including $81.5 million of revenue from YPF, during the year ended December 31, 2013. We are unable to predict what effect, if any, the nationalization of YPF will have on our business in Argentina, or whether Argentina will nationalize additional businesses in the oil and gas industry; however, the nationalization of YPF, the nationalization of additional businesses or the taking of other actions listed below by Argentina could have a material adverse effect on our business, financial condition, results of operations and cash flows.

More generally in Argentina, the ongoing social, political, economic and legal climate has given rise to significant uncertainties about the country’s economic and political future. Since the presidential election in late 2011, the Argentine government has increasingly used foreign-exchange, price, trade and capital controls to attempt to address the country’s economic challenges. Because Argentina’s current regulations restrict foreign exchange, including exchanging Argentine pesos for U.S. dollars in certain cases, we are unable to repatriate earnings from Argentina and therefore the cash flow from our operations in Argentina may not be a reliable source of funding for our operations outside of Argentina, which could limit our ability to grow. In addition, our inability to exchange Argentine pesos for U.S. dollars subjects us to risk of currency devaluation on future earnings in Argentina.

In addition, the Argentine government may adopt additional regulations or policies in the future that may materially impact, among other things, (i) the timing of and our ability to repatriate cash from Argentina to the U.S. and other jurisdictions, (ii) the value of our assets and business in Argentina and (iii) our ability to import into Argentina the materials necessary for our operations. Any such changes could have a material adverse effect on the profitability of our operations or on our ability to continue operations in certain areas.

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

In addition, we may expand our business in international markets where we have not previously conducted business. The risks inherent in establishing new business ventures, especially in international markets where local customs, laws and business procedures present special challenges, may affect our ability to be successful in these ventures or avoid losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are due to receive a substantial amount in installment payments from the purchaser of our previously nationalized Venezuelan assets, the nonpayment of which would reduce the anticipated amount of funds available to us to repay indebtedness and for general corporate purposes.

As discussed in Notes 2 and 7 to the Financial Statements, in March 2012 and August 2012, we sold our previously-nationalized Venezuelan joint venture assets and Venezuelan subsidiary assets, respectively, to PDVSA Gas, S.A. (“PDVSA Gas”), a subsidiary of PDVSA, for aggregate consideration of approximately $550 million. As of December 31, 2013, we have received payments, including annual charges, of approximately $334 million ($50 million of which we used to repay insurance proceeds previously collected under the policy we maintained for the risk of expropriation) and are due to receive the remaining principal amount of approximately $221 million in installments through the third quarter of 2016. We intend to use these remaining proceeds, as they are received, for the repayment of indebtedness and for general corporate purposes. Any failure by PDVSA Gas to pay these installments when due would reduce the amount of funds available to us in the future for these purposes. PDVSA’s payments to many of its suppliers and partners are currently significantly in arrears. Additionally, in recent weeks protests against the Venezuelan government have intensified, and the ongoing social, political, economic and legal climate has given rise to significant uncertainties about the country’s economic and political stability. Since the presidential election in the first half of 2013, the Venezuelan government has increasingly used foreign-exchange, price and capital controls to attempt to address the country’s economic challenges. If the recent political unrest were to develop into a prolonged period of governmental or economic instability, or if PDVSA becomes increasingly unable to pay its suppliers and partners, our ability to recover in full the remaining proceeds from PDVSA Gas could be adversely impacted.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, similar worldwide anti-bribery laws and trade control laws.

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

We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Our compliance policies and programs may not be completely effective in ensuring our compliance with anti-bribery laws. Our training and compliance program and our internal control policies and procedures may not always protect us from reckless or negligent acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business and operations. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or using other methods that are prohibited by U.S. and international laws and regulations.

To effectively compete in some foreign jurisdictions, we utilize local agents. Although we have procedures and controls in place to monitor internal and external compliance, if we are found to be liable for FCPA or other anti-bribery law violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, including actions taken by our agents), we could suffer from severe civil and criminal penalties or other sanctions, which could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

We also are subject to other laws and regulations governing our operations, including regulations administered by the U.S. Department of Treasury’s Office of Foreign Asset Control and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons and customs requirements. Trade control laws are complex and constantly changing, and compliance with them increases our cost of doing business. Our compliance policies and programs may not be completely effective in ensuring our compliance with trade control laws. If we are not in compliance with these laws, we may be subject to criminal and civil penalties and other sanctions and remedial measures, and we may incur legal expenses, which could have a material adverse impact on our reputation, business, financial condition, results of operations and cash flows. Any investigation of any potential violations of trade control laws by U.S. or foreign authorities could have a material adverse impact on our reputation, business, financial condition, results of operations and cash flows.

We are exposed to exchange rate fluctuations in the international markets in which we operate. A decrease in the value of any of these currencies relative to the U.S. dollar could reduce profits from international operations and the value of our international net assets.

We operate in many international countries. We anticipate that there will be instances in which costs and revenues will not be exactly matched with respect to currency denomination. We generally do not hedge exchange rate exposures, which exposes us to the risk of exchange rate losses. Gains and losses from the remeasurement of assets and liabilities that are receivable or payable in currency other than our subsidiaries’ functional currency are included in our consolidated statements of operations. In addition, currency fluctuations cause the U.S. dollar value of our international results of operations and net assets to vary with exchange rate fluctuations. This could have a negative impact on our business, financial condition or results of operations. In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations. For example, other (income) expense, net, during the year ended December 31, 2013 includes a foreign currency loss of $3.0 million compared to a loss of $8.2 million during the year ended December 31, 2012.

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

At December 31, 2013, we had approximately $1.5 billion in outstanding debt obligations. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in the Disclosure Regarding Forward-Looking Statements section included in Part I of this report.

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

Our senior secured credit facility contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We are also subject to financial covenants, including a ratio of Adjusted EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 4.0 to 1.0. As of December 31, 2013, we maintained a 10.7 to 1.0 Adjusted EBITDA to Total Interest Expense ratio, a 1.6 to 1.0 consolidated Total Debt to Adjusted EBITDA ratio and a 0.1 to 1.0 Senior Secured Debt to Adjusted EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of December 31, 2013, we were in compliance with all financial covenants under our debt agreements.

The Partnership’s senior secured credit agreement (the “Partnership Credit Agreement”) contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Partnership Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. As of December 31, 2013, the Partnership maintained a 7.5 to 1.0 EBITDA to Total Interest Expense ratio, a 3.1 to 1.0 Total Debt to EBITDA ratio and a 1.7 to 1.0 Senior Secured Debt to EBITDA ratio. A material adverse effect with respect to the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts the Partnership’s ability to perform its obligations under the Partnership Credit Agreement, could lead to a default under that agreement. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreement, which would accelerate the Partnership’s obligation to repay its indebtedness under those agreements. As of December 31, 2013, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

The breach of any of our covenants could result in a default under one or more of our debt agreements, which could cause our indebtedness under those agreements to become due and payable. If the repayment obligations on any of our indebtedness were to be accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and our financial position would be materially adversely affected.

While we recently declared a dividend of $0.15 per share of common stock, there can be no assurance that we will pay dividends in the future.

On February 25, 2014, our Board of Directors declared a cash dividend of $0.15 per share of common stock to shareholders of record on March 14, 2014. We cannot provide assurance that we would, at any time in the future, again generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend or that our board of directors would determine to use any such surplus or our net profits to pay a dividend.

Future dividends may be affected by, among other factors:

•                  the availability of surplus or net profits, which in turn depend on the performance of our business;

•                  our future capital requirements; and

•                  changes in federal and state income tax laws or corporate laws.

We cannot provide assurance that we will declare or pay dividends in any particular amounts or at all in the future. A decision not to pay dividends or a reduction in our dividend payments in the future could have a negative effect on our stock price.

We may be vulnerable to interest rate increases due to our floating rate debt obligations.

As of December 31, 2013, after taking into consideration interest rate swaps, we had $212.0 million of outstanding indebtedness that was effectively subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2013 would result in an annual increase in our interest expense of approximately $2.1 million.

Many of our North America contract operations services contracts have short initial terms and after the initial term are cancelable on short notice, and we cannot be sure that such contracts will be extended or renewed after the end of the initial contractual term. Any such nonrenewals, or renewals at reduced rates, or the loss of contracts with any significant customer, could adversely impact our results of operations.

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

From time to time, we are subject to various claims, litigation and other proceedings that could ultimately be resolved against us, requiring material future cash payments or charges, which could impair our financial condition or results of operations.

The size, nature and complexity of our business make us susceptible to various claims, both in litigation and binding arbitration proceedings. We are currently, and may in the future become, subject to various claims, which, if not resolved within amounts we have accrued, could have a material adverse effect on our financial position, results of operations or cash flows. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Note 20 to the Financial Statements for additional information regarding certain legal proceedings to which we are a party, including ongoing litigation regarding our qualification as a heavy equipment dealer, the qualification of our natural gas compressors as heavy equipment and the resulting appraisal of our natural gas compressors for ad valorem tax purposes under revised Texas statutes.

We depend on particular suppliers and are vulnerable to product shortages and price increases.

Some of the components used in our products are obtained from a single source or a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases, inferior component quality and a potential inability to obtain an adequate supply of required components in a timely manner. We do not have long-term contracts with some of these sources, and the partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships. Further, a significant increase in the price of one or more of these components could have a negative impact on our results of operations.

We face significant competitive pressures that may cause us to lose market share and harm our financial performance.

Our businesses are highly competitive and there are low barriers to entry, especially our natural gas compression services and fabrication business. Our competitors may be able to adapt more quickly to technological changes within our industry and changes in economic and market conditions, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. Our ability to renew or replace existing contract operations service contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors. In our production and processing equipment business, we have different competitors in the standard and custom-engineered equipment markets. Competitors in the standard equipment market include several large companies and a large number of small, regional fabricators. Competition in the standard equipment market is generally based upon price and availability. Our competition in the custom-engineered market usually consists of larger companies with the ability to provide integrated projects and product support after the sale. If our competitors substantially increase the resources they devote to the development and marketing of competitive products, equipment or services or substantially decrease the price at which they offer their products, equipment or services, we may not be able to compete effectively.

In addition, we could face significant competition from new entrants into the compression services and fabrication business. Some of our existing competitors or new entrants may expand or fabricate new compression units that would create additional competition for the products, equipment or services we provide to our customers.

We also may not be able to take advantage of certain opportunities or make certain investments because of our debt levels and our other obligations. Any of these competitive pressures could have a material adverse effect on our business, financial condition and results of operations.

Our operations entail inherent risks that may result in substantial liability. We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Our operations entail inherent risks, including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of natural gas or well fluids, fires and explosions. These risks may expose us, as an equipment operator and fabricator, to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. The insurance we carry against many of these risks may not be adequate to cover our claims or losses. We currently have a minimal amount of insurance on our offshore assets. In addition, we are substantially self-insured for workers’ compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Further, insurance covering the risks we expect to face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, financial condition and results of operations could be negatively impacted.

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

If the Partnership were treated as a corporation for U.S. federal income tax purposes, it would pay U.S. federal income tax at the corporate tax rate and would also likely pay state income tax. Treatment of the Partnership as a corporation for U.S. federal income tax purposes would result in a material reduction in the anticipated cash flow and after-tax return to its unitholders, likely causing a substantial reduction in the value of its common units, including the Partnership common units we own, and the amount of distributions that we receive from the Partnership.

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

If the Partnership were treated as a corporation for U.S. federal income tax purposes, it would pay U.S. federal income tax at the corporate tax rate and would also likely pay state income tax. Treatment of the Partnership as a corporation for U.S. federal income tax purposes would result in a material reduction in the anticipated cash flow and after-tax return to its unitholders, likely causing a substantial reduction in the value of its common units, including the Partnership common units we own, and the amount of distributions that we receive from the Partnership.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional delays to our exploration and production customers in drilling and completing natural gas wells, which could adversely affect demand for our contract operations services and production and processing equipment.

Hydraulic fracturing is an important and common practice that exploration and production operators use to stimulate production of hydrocarbons, particularly natural gas, from dense subsurface rock formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions but the EPA has asserted federal regulatory authority under the federal Safe Drinking Water Act over hydraulic fracturing involving the use of diesel. In addition, a number of agencies including EPA, the U.S. Department of Energy, and the U.S. Department of the Interior, along with Congressional committees, have been pursuing studies and other inquiries into the potential environmental effects of hydraulic fracturing, the outcome of which could reach conclusions that could give rise to new legislation or regulations. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process. The U.S. Bureau of Land Management on May 24, 2013 proposed regulations that, when finalized, will govern hydraulic fracturing on public lands. At the state level, some states have adopted and other states are considering adopting legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production or development activities, which could reduce demand for our contract operations services and oil and natural gas production and processing equipment, and as a result could have a material adverse effect on our business, financial condition, results of operations and cash flows.

New regulations, proposed regulations and proposed modifications to existing regulations under the CAA, if implemented, could result in increased compliance costs.

On August 20, 2010, the EPA published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule would have required us to undertake certain expenditures and activities, including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at certain sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. Following legal challenges to the 2010 rule, the EPA reconsidered the rule and published revisions to the rule on January 30, 2013. The revised rule requires management practices for all covered engines but requires catalyst installation only on larger equipment at sites that are not deemed to be “remote.” Based on feedback from our customers regarding the sites at which we provide contract operations services to them using such equipment, we estimate that the vast majority of those sites are “remote,” and, as such, we do not anticipate these rules, as currently drafted, will have a material adverse impact on our business, financial condition, results of operations or cash flows.

On May 21, 2012, the EPA issued new ozone nonattainment designations for all areas except Chicago, in relation to the 2008 NAAQS for ozone. Among other things, these new designations add Wise County, Texas to the DFW nonattainment area. This new designation will require Texas to modify its SIP to include a plan for Wise County to come into compliance with the ozone NAAQS. This modification process started in January 2014, and the State of Texas anticipates having new regulations in place by mid-2015. If Texas implements the same control requirements in Wise County that are already in place in the other counties in the DFW nonattainment area, we could be required to modify or remove and replace a significant amount of equipment we currently utilize in Wise County. However, at this point we cannot predict what Texas’ new SIP will require or what equipment will still be operating in Wise County when it comes into effect and, as a result, we cannot currently accurately predict the impact or cost to comply.

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

In addition, in January 2011, the TCEQ finalized revisions to certain air permit programs that significantly increase air emissions-related requirements for new and certain existing oil and gas production and gathering sites in the Barnett Shale production area. The final rule established new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, and the lower emissions standards will become applicable between 2020 and 2030 depending on the type of engine and the permitting requirements. A number of other states where our engines are operated have adopted or are considering adopting additional regulations that could impose new air permitting or pollution control requirements for engines, some of which could entail material costs to comply. At this point, however, we cannot predict whether any such rules would require us to incur material costs.

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

Independent of Congress, the EPA has been pursuing regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These rules triggered reporting obligations for some sites we operated in 2013.

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

Some of the factors that could affect the price of our common stock are quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community and speculation in the press or investment community about our financial condition or results of operations. General market conditions and North America or international economic factors and political events unrelated to our performance may also affect our stock price. In addition, the price of our common stock may be impacted by changes in the value of our investment in and/or distributions from the Partnership. For these reasons, investors should not rely on recent trends in the price of our common stock to predict the future price of our common stock or our financial results.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table describes the material facilities we owned or leased as of December 31, 2013:

Location	Status	Square Feet	Uses
Houston, Texas	Leased	243,746	Corporate office
Oklahoma City, Oklahoma	Leased	41,250	North America contract operations and aftermarket services
Yukon, Oklahoma	Owned	72,000	North America contract operations and aftermarket services
Belle Chase, Louisiana	Owned	35,000	North America contract operations and aftermarket services
Casper, Wyoming	Owned	28,390	North America contract operations and aftermarket services
Davis, Oklahoma	Owned	393,870	North America contract operations and aftermarket services
Farmington, New Mexico	Owned	42,097	North America contract operations and aftermarket services
Houma, Louisiana	Owned	60,000	North America contract operations and aftermarket services
Kilgore, Texas	Owned	32,995	North America contract operations and aftermarket services
Midland, Texas	Owned	53,300	North America contract operations and aftermarket services
Midland, Texas	Owned	22,180	North America contract operations and aftermarket services
Pampa, Texas	Leased	24,000	North America contract operations and aftermarket services
Victoria, Texas	Owned	59,852	North America contract operations and aftermarket services
Camacari, Brazil	Owned	86,112	International contract operations and aftermarket services
Neuquen, Argentina	Leased	47,500	International contract operations and aftermarket services
Reynosa, Mexico	Owned	24,347	International contract operations and aftermarket services
Comodoro Rivadavia, Argentina	Owned	26,000	International contract operations and aftermarket services
Neuquen, Argentina	Owned	38,798	International contract operations and aftermarket services
Santa Cruz, Bolivia	Leased	22,017	International contract operations and aftermarket services
Bangkok, Thailand	Leased	36,611	Aftermarket services
Port Harcourt, Nigeria	Leased	19,031	Aftermarket services
Broussard, Louisiana	Owned	74,402	Fabrication, North America contract operations and aftermarket services
Houston, Texas	Owned	343,750	Fabrication
Houston, Texas	Owned	261,600	Fabrication
Schulenburg, Texas	Owned	22,675	Fabrication
Broken Arrow, Oklahoma	Owned	141,549	Fabrication
Columbus, Texas	Owned	219,552	Fabrication
Youngstown, Ohio	Leased	65,000	Fabrication
Jebel Ali Industrial Area, UAE	Leased	112,378	Fabrication
Hamriyah Free Zone, UAE	Leased	212,742	Fabrication
Mantova, Italy	Owned	654,397	Fabrication
Singapore, Singapore	Leased	111,693	Fabrication

Our executive offices are located at 16666 Northchase Drive, Houston, Texas 77060 and our telephone number is (281) 836-7000.

Item 3.  Legal Proceedings

A description of certain legal proceedings can be found in Litigation and Claims in Note 20 (“Commitments and Contingencies”) to the Financial Statements included in this report and is incorporated by reference into this Item 3.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “EXH.” The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

	Price Range
	High	Low
Year Ended December 31, 2012
First Quarter	$15.23	$8.79
Second Quarter	$14.31	$10.58
Third Quarter	$20.47	$12.57
Fourth Quarter	$22.23	$19.09
Year Ended December 31, 2013
First Quarter	$27.40	$22.01
Second Quarter	$30.26	$23.25
Third Quarter	$32.55	$27.07
Fourth Quarter	$34.48	$26.50

On February 18, 2014, the closing price of our common stock was $36.20 per share. As of February 11, 2014, there were approximately 1,450 holders of record of our common stock.

The performance graph below shows the cumulative total stockholder return on our common stock, compared with the S&P 500 Composite Stock Price Index (the “S&P 500 Index”) and the Oilfield Service Index (the “OSX”) over the five-year period beginning on December 31, 2008. The results are based on an investment of $100 in each of our common stock, the S&P 500 Index and the OSX. The graph assumes the reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

We have not paid any cash dividends on our common stock since our formation through the year ended December 31, 2013. On February 25, 2014, we announced that our board of directors declared an initial quarterly dividend of $0.15 per share of common stock, a rate of $0.60 per share on an annualized basis, to be paid on March 28, 2014 to stockholders of record at the close of business on March 14, 2014. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) of this report.

Item 6.  Selected Financial Data

The table below shows certain selected financial data for Exterran for each of the five years in the period ended December 31, 2013, which has been derived from our audited Financial Statements. As discussed in Note 2 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations business, Canadian contract operations and aftermarket services businesses (“Canadian Operations”) and contract water treatment business. Those results are reflected in discontinued operations for all periods presented. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in this report (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Revenues	$3,160,404	$2,794,246	$2,612,625	$2,394,037	$2,637,552
Gross margin(1)	963,006	829,408	720,414	784,707	885,783
Selling, general and administrative	358,173	375,647	352,096	350,709	331,801
Depreciation and amortization	327,505	346,177	352,793	387,571	338,812
Long-lived asset impairment(2)	28,637	136,614	6,068	143,874	96,988
Restructuring charges(3)	—	6,471	11,594	—	13,864
Goodwill impairment(4)	—	—	196,807	—	150,778
Interest expense	115,745	134,376	149,473	136,149	122,845
Equity in (income) loss of non-consolidated affiliates(5)	(19,000)	(51,483)	471	609	91,154
Other (income) expense, net(6)	(24,501)	506	(5,597)	(11,481)	(51,856)
Provision for (benefit from) income taxes	84,719	(45,755)	(11,717)	(64,559)	47,853
Income (loss) from continuing operations	91,728	(73,145)	(331,574)	(158,165)	(256,456)
Income (loss) from discontinued operations, net of tax(7)	64,014	35,976	(8,044)	44,924	(289,007)
Net income (loss) attributable to noncontrolling interest	32,578	2,317	990	(11,416)	3,944
Net income (loss) attributable to Exterran stockholders	123,164	(39,486)	(340,608)	(101,825)	(549,407)
Income (loss) from continuing operations attributable to Exterran stockholders per common share:
Basic	$0.90	$(1.19)	$(5.31)	$(2.37)	$(4.24)
Diluted	$0.89	$(1.19)	$(5.31)	$(2.37)	$(4.24)
Weighted average common and equivalent shares outstanding:
Basic	65,655	63,436	62,624	61,995	61,406
Diluted	66,204	63,436	62,624	61,995	61,406
Other Financial Data:
EBITDA, as adjusted(8)	$633,647	$460,661	$388,089	$434,361	$576,817
Capital expenditures:
Contract Operations Equipment:
Growth	$231,195	$261,548	$132,986	$126,546	$244,289
Maintenance	95,197	100,208	90,477	69,257	80,148
Other	65,333	66,975	48,687	35,610	36,308
Cash flows provided by (used in):
Operating activities	$355,704	$389,925	$120,443	$366,313	$479,870
Investing activities	(196,451)	(205,451)	(239,184)	(102,965)	(301,000)
Financing activities	(156,702)	(171,290)	99,290	(298,667)	(224,004)
Balance Sheet Data:
Cash and cash equivalents	$35,665	$34,601	$21,903	$44,361	$81,552
Working capital(9)	580,425	463,429	454,046	402,401	582,128
Property, plant and equipment, net	2,820,272	2,838,719	2,911,711	2,990,284	3,299,996
Total assets	4,227,157	4,254,847	4,360,662	4,741,536	5,292,948
Long-term debt	1,502,155	1,564,923	1,773,039	1,897,147	2,260,936
Total Exterran stockholder’s equity	1,662,090	1,478,613	1,437,236	1,609,448	1,639,997

(1)                  Gross margin, a non-GAAP financial measure, is defined, reconciled to net income (loss) and discussed further below under “Non-GAAP Financial Measures.”

(2)                  Year ended December 31, 2013: During 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 280 idle compressor units, representing approximately 76,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $14.9 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In July 2013, as part of our continued emphasis on simplification and focus on our core business, we sold the entity that owned our fabrication facility in the United Kingdom. As a result, we recorded impairment charges of $11.9 million during the year ended December 31, 2013.

During 2013, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $1.8 million on these assets.

Year ended December 31, 2012: During 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 930 idle compressor units, representing approximately 318,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $97.1 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

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

Year ended December 31, 2011: During 2011, we reviewed our idle compression assets used in our contract operations segments for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. As a result, we performed an impairment review and recorded a $5.7 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During 2011, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $0.4 million on these assets.

Year ended December 31, 2010: During 2010, we completed an evaluation of our longer-term strategies and determined to retire and sell approximately 1,800 idle compressor units, representing approximately 600,000 horsepower, previously used to provide services in our North America and international contract operations businesses. As a result, we performed an impairment review and recorded a $133.0 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties. During 2010, we also reviewed the idle compression assets used in our contract operations segments for units that were not of the type, configuration, make or model that are cost effective to maintain and operate and determined to retire 323 units representing 61,400 horsepower from the fleet. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the assets. As a result, we recorded a $7.6 million asset impairment to reduce the book value of each unit to its estimated fair value. In addition, in the fourth quarter of 2010, 105 fleet units previously used in our international contract operations segment were damaged in a flood, resulting in a long-lived asset impairment of $3.3 million.

Year ended December 31, 2009: As a result of a decline in market conditions and operating horsepower in North America during 2009, we reviewed our idle compression assets used in our contract operations segments for units that were not of the type, configuration, make or model that were cost effective to maintain and operate and determined to retire from the fleet 1,232 units, representing 264,900 horsepower. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the assets we would no longer utilize in our operations. As a result, we recorded a $91.0 million asset impairment to reduce the book value of each unit to its estimated fair value. In addition, during the year ended December 31, 2009, we recorded $6.0 million of facility impairments.

(3)                  Years ended December 31, 2012 and 2011: In November 2011, we announced a workforce cost reduction program across all of our business segments as a first step in a broader overall profit improvement initiative. These actions resulted from a review of our cost structure aimed at identifying ways to reduce our on-going operating costs and adjust the size of our workforce to be consistent with then current and expected activity levels.

Year ended December 31, 2009: As a result of the reduced level of demand for our products and services, our management approved a plan in March 2009 to close certain facilities to consolidate our compression fabrication activities in our fabrication segment. These actions resulted from significant fabrication capacity following the 2007 merger that created Exterran and the lack of consolidation of this capacity since that time, as well as the anticipated continuation of current weaker global economic and energy industry conditions. The consolidation of those compression fabrication activities was completed in September 2009. In August 2009, we announced our plan to consolidate certain fabrication operations in Houston, including the closure of two facilities in Texas. However, due to a subsequent improvement in bookings for certain of our production and processing equipment products, we ultimately decided to close only one of the fabrication facilities in Texas. In addition, we implemented cost reduction programs during 2009 primarily related to workforce reductions across all of our segments.

(4)                  Year ended December 31, 2011: As a result of the level of decline in our stock price and corresponding market capitalization in the third quarter of 2011, we performed a goodwill impairment test of our aftermarket services and fabrication reporting units’ goodwill as of September 30, 2011. We determined the fair value of these reporting units using the expected present value of future cash flows. This decline in our market capitalization led us to increase the estimate of the market’s implied weighted average cost of capital and reduce the present value of the forecasted cash flows. The test indicated that our aftermarket services and fabrication reporting units’ goodwill was impaired and therefore we recorded a full impairment of our remaining goodwill during 2011 of $196.8 million.

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

(5)                  Years ended December 31, 2013 and 2012: As discussed in Note 7 to the Financial Statements, in March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received an initial payment of $37.6 million in March 2012, and received installment payments, including an annual charge, totaling $19.0 million and $14.1 million during the years ended December 31, 2013 and 2012, respectively. The remaining principal amount due to us of approximately $39 million as of December 31, 2013, is payable in quarterly cash installments through the first quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

Year ended December 31, 2009: In the first quarter of 2009, we reviewed our investment in our Venezuelan joint ventures, and based on the expected cash flows to be received from our investment, we recorded an impairment of $96.6 million.

(6)                  During the year ended December 31, 2009, we recorded a pre-tax gain of approximately $20.8 million on the sale of our investment in our subsidiary that owned a barge mounted processing plant and certain other related assets used on the Cawthorne Channel Project in Nigeria and a foreign currency gain of $15.2 million. Our foreign currency gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates.

(7)                  Years ended December 31, 2013 and 2012: As discussed in Note 2 to the Financial Statements, in August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas for a purchase price of approximately $441.7 million. We received an initial payment of $176.7 million in cash at closing, of which we remitted $50.0 million to repay the amount we collected in January 2010 under the terms of an insurance policy we maintained for the risk of expropriation. We received installment payments, including an annual charge, totaling $69.3 million and $16.8 million during the years ended December 31, 2013 and 2012, respectively. The remaining principal amount due to us of approximately $182 million as of December 31, 2013, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other. We therefore recorded a reduction in previously unrecognized tax benefits, resulting in a $15.5 million benefit reflected in income (loss) from discontinued operations, net of tax, in our consolidated statements of operations during the year ended December 31, 2012.

In June 2012, we committed to a plan to sell our Canadian Operations as part of our continued emphasis on simplification and focus on our core businesses. Our Canadian Operations are reflected as discontinued operations in our Financial Statements. These operations were previously included in our North American contract operations and aftermarket services business segments. In connection with the planned disposition, we recorded impairment charges totaling $6.4 million and $80.2 million during the years ended December 31, 2013 and 2012, respectively. The impairment charges are reflected in income (loss) from discontinued operations, net of tax, in our consolidated statements of operations.

In July 2013, we completed the sale of our Canadian Operations. We received the following consideration for the sale of the Canadian Operations (specified in either U.S. dollars (“$”) or Canadian dollars (“CDN$”)): (i) cash proceeds of $12.3 million, net of transaction expenses, (ii) a note receivable of CDN$8.1 million, (iii) contingent consideration of CDN$5.0 million based upon the Canadian Operations reaching a specified performance threshold prior to December 31, 2016 and (iv) a potential tax refund related to the Canadian Operations of CDN$1.6 million if such amounts are received by the Canadian Operations.

In December 2013, we abandoned our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. The abandonment of this business meets the criteria established for recognition as discontinued operations under GAAP. Therefore, our contract water treatment business is reflected as discontinued operations in our Financial Statements. This business was previously included in our North American contract operations business segment. During the years ended December 31, 2013 and 2012, we evaluated our contract water treatment business and recorded impairment charges of $2.4 million and $46.8 million, respectively. The impairment charges are reflected in income (loss) from discontinued operations, net of tax, in our consolidated statements of operations.

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

(8)                  EBITDA, as adjusted, a non-GAAP financial measure, is defined, reconciled to net income (loss) and discussed further below under “Non-GAAP Financial Measures.”

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

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense, SG&A expense, impairments and restructuring charges. Each of these excluded expenses is material to our consolidated statements of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A expenses are necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles our net income (loss) to gross margin (in thousands):

	Years Ended December 31,
	2013	2012	2011	2010	2009
Net income (loss)	$155,742	$(37,169)	$(339,618)	$(113,241)	$(545,463)
Selling, general and administrative	358,173	375,647	352,096	350,709	331,801
Depreciation and amortization	327,505	346,177	352,793	387,571	338,812
Long-lived asset impairment	28,637	136,614	6,068	143,874	96,988
Restructuring charges	—	6,471	11,594	—	13,864
Goodwill impairment	—	—	196,807	—	150,778
Interest expense	115,745	134,376	149,473	136,149	122,845
Equity in (income) loss of non-consolidated affiliates	(19,000)	(51,483)	471	609	91,154
Other (income) expense, net	(24,501)	506	(5,597)	(11,481)	(51,856)
Provision for (benefit from) income taxes	84,719	(45,755)	(11,717)	(64,559)	47,853
(Income) loss from discontinued operations, net of tax	(64,014)	(35,976)	8,044	(44,924)	289,007
Gross margin	$963,006	$829,408	$720,414	$784,707	$885,783

We define EBITDA, as adjusted, as net income (loss) excluding income (loss) from discontinued operations (net of tax), cumulative effect of accounting changes (net of tax), income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, restructuring charges, non-cash gains or losses from foreign currency exchange rate changes recorded on intercompany obligations and other charges. We believe EBITDA, as adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), our subsidiaries’ capital structure (non-cash gains or losses from foreign currency exchange rate changes on intercompany obligations), tax consequences, impairment charges, restructuring charges and other charges. Management uses EBITDA, as adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. Our EBITDA, as adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

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

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Years Ended December 31,
	2013	2012	2011	2010	2009
Net income (loss)	$155,742	$(37,169)	$(339,618)	$(113,241)	$(545,463)
(Income) loss from discontinued operations, net of tax	(64,014)	(35,976)	8,044	(44,924)	289,007
Depreciation and amortization	327,505	346,177	352,793	387,571	338,812
Long-lived asset impairment	28,637	136,614	6,068	143,874	96,988
Restructuring charges	—	6,471	11,594	—	13,864
Goodwill impairment	—	—	196,807	—	150,778
Investment in non-consolidated affiliates impairment	—	224	471	609	96,593
Proceeds from sale of joint venture assets	(19,000)	(51,707)	—	—	—
Interest expense	115,745	134,376	149,473	136,149	122,845
(Gain) loss on currency exchange rate remeasurement of intercompany balances	4,313	7,406	14,174	(6,255)	(13,654)
Gain on sale of our investment in the subsidiary that owns the barge mounted processing plant and other related assets used on the Cawthorne Channel Project	—	—	—	(4,863)	(20,806)
Provision for (benefit from) income taxes	84,719	(45,755)	(11,717)	(64,559)	47,853
EBITDA, as adjusted	$633,647	$460,661	$388,089	$434,361	$576,817

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements, the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See Part I (“Disclosure Regarding Forward-Looking Statements”) and Part I, Item 1A (“Risk Factors”) in this report.

Overview

We are a global market leader in the full-service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, aftermarket services and fabrication. In our contract operations business line, we use our fleet of natural gas compression equipment and crude oil and natural gas production and processing equipment to provide operations services to our customers. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, processing, treating and other equipment. In our fabrication business line, we fabricate compression and oil and natural gas production and processing equipment for sale to our customers and for use in our contract operations services. In addition, our fabrication business line provides engineering, procurement and fabrication services related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants. We offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as Integrated Projects.

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

Natural gas consumption in the U.S. for the twelve months ended November 30, 2013 remained relatively flat compared to the twelve months ended November 30, 2012. The EIA forecasts that total U.S. natural gas consumption will decrease by 1.3% in 2014 compared to 2013 and increase by an average of 0.7% per year thereafter until 2040. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet in 2040, or 16% of the projected worldwide total of approximately 185 trillion cubic feet.

Natural gas marketed production in the U.S. for the twelve months ended November 30, 2013 increased by approximately 1.1% over the twelve months ended November 30, 2012. The EIA forecasts that total U.S. natural gas marketed production will increase by 2.2% in 2014 compared to 2013 and U.S. natural gas production will increase by an average of 1.5% per year thereafter until 2040. The EIA estimates that the U.S. natural gas production level will be approximately 33 trillion cubic feet in 2040, or 18% of the projected worldwide total of approximately 187 trillion cubic feet.

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

In the second half of 2011, we embarked on a multi-year plan to improve the profitability of our operations. We implemented certain key profitability initiatives associated with this plan in 2012, and implemented additional process initiatives intended to improve operating efficiency and reduce our cost structure throughout 2013. These initiatives have positively impacted all of our business segments, and we expect additional positive impact in 2014.

During 2013, we saw steady activity in North American shale plays and areas focused on the production of oil and natural gas liquids. This activity has increased the overall amount of compression horsepower in the industry; however, these increases continue to be offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. In early 2012, natural gas prices in North America fell to their lowest levels in more than a decade, but prices recovered somewhat during 2013. Historically, natural gas prices in North America have been volatile. During periods of lower natural gas prices, natural gas production growth could be limited or decline in North America, particularly in dry gas areas. Booking activity levels for our North America fabricated products during the year ended December 31, 2013 have decreased from relatively high levels in the prior year. Approximately 38% of the reduction in the North America backlog during 2013 compared to year-end 2012 was related to an installation project for one customer that was completed in 2013. Despite lower booking levels for our fabricated products, our North America fabrication revenue during 2013 was higher than the results achieved during 2012. We believe our fabrication backlog has stabilized as of year-end 2013.

In international markets, we believe demand for our contract operations and fabricated projects will continue and we expect to have opportunities to grow our international business through our contract operations, aftermarket services and fabrication business segments over the long term.

Our level of capital spending depends on our forecast for the demand for our products and services and the equipment required to provide services to our customers. We anticipate investing more capital in our contract operations business in 2014 than we did in 2013.

Based on current market conditions, we expect that net cash provided by operating activities and availability under our credit facilities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through December 31, 2014; however, to the extent it is not, we may seek additional debt or equity financing. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise and from time to time seek to purchase our equity. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

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

North America Market and Natural Gas Pricing.  During 2013, we saw steady activity in North American shale plays and areas focused on the production of oil and natural gas liquids. This activity has increased the overall amount of compression horsepower in the industry; however, these increases continue to be offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. In early 2012, natural gas prices in North America fell to their lowest levels in more than a decade, but prices recovered somewhat during 2013. Historically, natural gas prices in North America have been volatile. During periods of lower natural gas prices, natural gas production growth could be limited or decline in North America, particularly in dry gas areas, and as a result, the demand for our natural gas compression services and oil and natural gas production and processing equipment could be adversely affected. The recent investment of capital in new equipment by our competitors and other third parties could also create uncertainty in our business outlook. Many of our North America contract operations agreements with customers have short initial terms and are typically cancelable on short notice after the initial term, and we cannot be certain that these contracts will be extended or renewed after the end of the initial contractual term. Any such nonrenewals, or renewals at reduced rates, could adversely impact our results of operations.

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

Summary of Results

As discussed in Note 2 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations business, Canadian Operations and contract water treatment business. Those results are reflected in discontinued operations for all periods presented.

Net Income (loss) attributable to Exterran stockholders and EBITDA, as adjusted.  We recorded net income attributable to Exterran stockholders of $123.2 million during the year ended December 31, 2013 and net loss attributable to Exterran stockholders of $39.5 million and $340.6 million during the years ended December 31, 2012 and 2011, respectively. The increase in net income attributable to Exterran stockholders during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to an increase in gross margins in our fabrication and North America contract operations segments, a decrease in long-lived asset impairments of $108.0 million, an increase in income from discontinued operations and an increase in gain on sale of property, plant and equipment, partially offset by a decrease of $32.7 million in cash payments received from the sale of our Venezuelan joint ventures’ assets and an increase in income tax expense. The decrease in net loss attributable to Exterran stockholders during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to goodwill impairments of $196.8 million recorded during the year ended December 31, 2011, an increase in gross margin in all of our business segments, equity in income of non-consolidated affiliates of $51.7 million from the sale of our Venezuelan joint ventures’ assets during the year ended December 31, 2012 and an increase in income from discontinued operations. These decreases in net loss were partially offset by an increase in long-lived asset impairments of $130.5 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. Our EBITDA, as adjusted, was $633.6 million, $460.7 million and $388.1 million during the years ended December 31, 2013, 2012 and 2011, respectively. EBITDA, as adjusted, during the year ended December 31, 2013 compared to the year ended December 31, 2012 and during the year ended December 31, 2012 compared to the year ended December 31, 2011, was favorably impacted by higher gross margins as discussed above. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

Results by Business Segment.  The following table summarizes revenue, gross margin and gross margin percentages for each of our business segments (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenue:
North America Contracts Operations	$627,844	$596,011	$570,780
International Contract Operations	476,016	463,957	445,059
Aftermarket Services	395,600	385,861	371,327
Fabrication	1,660,944	1,348,417	1,225,459
	$3,160,404	$2,794,246	$2,612,625
Gross Margin(1):
North America Contracts Operations	$345,355	$311,308	$276,971
International Contract Operations	279,072	279,349	260,654
Aftermarket Services	86,182	82,271	59,567
Fabrication	252,397	156,480	123,222
	$963,006	$829,408	$720,414
Gross Margin percentage(2):
North America Contracts Operations	55%	52%	49%
International Contract Operations	59%	60%	59%
Aftermarket Services	22%	21%	16%
Fabrication	15%	12%	10%

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

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, average operating horsepower, horsepower utilization percentages and fabrication backlog (in thousands, except percentages):

	Years Ended December 31,
	2013	2012	2011
Total Available Horsepower (at period end):
North America	3,429	3,376	3,545
International	1,255	1,265	1,260
Total	4,684	4,641	4,805
Total Operating Horsepower (at period end):
North America	2,884	2,900	2,830
International	986	1,007	960
Total	3,870	3,907	3,790
Average Operating Horsepower:
North America	2,871	2,839	2,784
International	995	991	978
Total	3,866	3,830	3,762
Horsepower Utilization (at period end):
North America	84%	86%	80%
International	79%	80%	76%
Total	83%	84%	79%

	December 31,
	2013	2012	2011
Compressor and Accessory Fabrication Backlog	$157,893	$256,315	$249,724
Production and Processing Equipment Fabrication Backlog	475,565	563,826	415,968
Installation Backlog	46,429	245,573	69,576
Fabrication Backlog	$679,887	$1,065,714	$735,268

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

North America Contract Operations

(dollars in thousands)

	Years Ended December 31,		Increase
	2013	2012	(Decrease)
Revenue	$627,844	$596,011	5%
Cost of sales (excluding depreciation and amortization expense)	282,489	284,703	(1)%
Gross margin	$345,355	$311,308	11%
Gross margin percentage	55%	52%	3%

The increase in revenue during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily attributable to an increase in rates, a 1% increase in average operating horsepower and a $6.5 million increase in revenue with no incremental cost due to the termination of contracts resulting from the exercise of purchase options by our customer on two natural gas processing plants, partially offset by a $7.4 million decrease in revenue due to the termination of three natural gas processing plant contracts during the second quarter of 2013. The increases in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage during the year ended December 31, 2013 compared to the year ended December 31, 2012 were primarily caused by the revenue increase explained above and improved management of field operating expenses from the implementation of profitability improvement initiatives. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP in Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

International Contract Operations

(dollars in thousands)

	Years Ended December 31,		Increase
	2013	2012	(Decrease)
Revenue	$476,016	$463,957	3%
Cost of sales (excluding depreciation and amortization expense)	196,944	184,608	7%
Gross margin	$279,072	$279,349	0%
Gross margin percentage	59%	60%	(1)%

The increase in revenue during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to rate increases in Argentina and Indonesia that provided $32.7 million of additional revenue in 2013 and increases in revenue in Mexico and Bahrain of $17.7 million primarily due to contracts that commenced or were expanded in scope in 2012 and 2013. These increases were partially offset by a $37.1 million decrease in revenue in Brazil primarily as a result of the recognition of revenue with little incremental cost on terminated contracts during the prior year period. Gross margin percentage during the year ended December 31, 2013 compared to the year ended December 31, 2012 decreased due to the recognition of revenue on terminated contracts in Brazil during the year ended December 31, 2012 mentioned above, partially offset by the rate increases mentioned above.

Aftermarket Services

(dollars in thousands)

	Years Ended December 31,		Increase
	2013	2012	(Decrease)
Revenue	$395,600	$385,861	3%
Cost of sales (excluding depreciation and amortization expense)	309,418	303,590	2%
Gross margin	$86,182	$82,271	5%
Gross margin percentage	22%	21%	1%

The increase in revenue during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to an increase in revenue in the Eastern Hemisphere of $8.9 million and an increase in revenue in Latin America of $6.7 million, partially offset by a decrease in revenue in North America of $5.9 million. Gross margin increased during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to increases in gross margin in Latin America and North America, partially offset by lower current period gross margins on work performed in the Eastern Hemisphere.

Fabrication

(dollars in thousands)

	Years Ended December 31,		Increase
	2013	2012	(Decrease)
Revenue	$1,660,944	$1,348,417	23%
Cost of sales (excluding depreciation and amortization expense)	1,408,547	1,191,937	18%
Gross margin	$252,397	$156,480	61%
Gross margin percentage	15%	12%	3%

The increase in revenue during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to $188.9 million of higher revenue in the Eastern Hemisphere, $74.6 million of higher revenue in North America and $49.0 million of higher revenue in Latin America. The increase in revenue in the Eastern Hemisphere was due to increases of $114.3 million, $38.9 million and $35.7 million in compressor revenue, production and processing equipment revenue and installation revenue, respectively. The increase in North America revenue was due to increases of $80.7 million and $88.4 million in installation revenue and production and processing equipment revenue, respectively, partially offset by a $94.5 million decrease in compressor revenue. The increase in Latin America revenue was primarily due to an increase in installation revenue of $54.4 million. The increases in gross margin and gross margin percentage were primarily caused by the revenue increase explained above, a reduction in operating expenses from the implementation of profitability improvement initiatives and improved pricing associated with projects in North America and the Eastern Hemisphere. These improvements in results were partially offset by cost overruns on three large turnkey projects during the year ended December 31, 2013.

Costs and Expenses

(dollars in thousands)

	Years Ended December 31,		Increase
	2013	2012	(Decrease)
Selling, general and administrative	$358,173	$375,647	(5)%
Depreciation and amortization	327,505	346,177	(5)%
Long-lived asset impairment	28,637	136,614	(79)%
Restructuring charges	—	6,471	(100)%
Interest expense	115,745	134,376	(14)%
Equity in income of non-consolidated affiliates	(19,000)	(51,483)	(63)%
Other (income) expense, net	(24,501)	506	(4,942)%

The decrease in SG&A expense during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to a $15.1 million decrease in state and local taxes primarily related to the impact of sales tax audits in North America recorded during the year ended December 31, 2012 and a $6.6 million decrease in bad debt expense, partially offset by a $5.2 million increase in professional, consulting and legal expenses. SG&A as a percentage of revenue was 11% and 13% during the years ended December 31, 2013 and 2012, respectively.

Depreciation and amortization expense during the year ended December 31, 2013 compared to the year ended December 31, 2012 decreased primarily due to reduced depreciation expense on terminated contract operations projects in Brazil and the impact of impairments recorded in 2012, which decreased depreciation expense during the year ended December 31, 2013. These decreases were partially offset by increased depreciation expense due to property, plant and equipment additions.

During the year ended December 31, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 280 idle compressor units, representing approximately 76,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $14.9 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In July 2013, as part of our continued emphasis on simplification and focus on our core business, we sold the entity that owned our fabrication facility in the United Kingdom. As a result, we recorded impairment charges of $11.9 million during the year ended December 31, 2013.

During the year ended December 31, 2013, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $1.8 million on these assets.

During the year ended December 31, 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 930 idle compressor units, representing approximately 318,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $97.1 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. The average age of the impaired idle units we impaired during the second quarter of 2012 was 24 years.

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

During the year ended December 31, 2012, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $4.7 million on these assets.

In November 2011, we announced a workforce cost reduction program across all of our business segments as a first step in a broader overall profit improvement initiative. These actions were the result of a review of our cost structure aimed at identifying ways to reduce our ongoing operating costs and to adjust the size of our workforce to be consistent with then current and expected activity levels. A significant portion of the workforce cost reduction program was completed in 2011, with the remainder completed in 2012. During the year ended December 31, 2012, we incurred $6.5 million of restructuring charges primarily related to termination benefits and consulting services. See Note 14 to the Financial Statements for further discussion of these charges.

The decrease in interest expense during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to a lower average balance of long-term debt and a decrease in the weighted average effective rate on our debt. The decrease in the weighted average effective rate on our debt was primarily due to the expiration of certain interest rate swaps in the third quarter of 2012 and a decrease of $6.5 million in the amortization of terminated interest rate swaps. Additionally, during the year ended December 31, 2013, we expensed $1.6 million of unamortized deferred financing costs resulting from an amendment to the Partnership Credit Agreement and our redemption of the 4.75% convertible senior notes (the “4.75% Notes”). During the year ended December 31, 2012, we expensed $1.3 million of unamortized deferred financing costs resulting from the decrease in capacity of our revolving credit facility. The terminated interest rate swaps are being amortized into interest expense over the original terms of the swaps.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received payments, including an annual charge, of $19.0 million and $51.7 million during the years ended December 31, 2013 and December 31, 2012, respectively. The remaining principal amount due to us of approximately $39 million as of December 31, 2013, is payable in quarterly cash installments through the first quarter of 2016. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations in the periods such payments are received.

The change in other (income) expense, net, during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to a $22.8 million increase in gain on sale of property, plant and equipment.

Income Taxes

(dollars in thousands)

	Years Ended December 31,		Increase
	2013	2012	(Decrease)
Provision for (benefit from) income taxes	$84,719	$(45,755)	285%
Effective tax rate	48.0%	38.5%	9.5%

The increase in our income tax expense during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily attributable to a $295.3 million increase in pre-tax income which included a $119.9 million decrease in impairments of idle fleet assets, predominantly tax effected at the U.S. statutory rate. Additionally, a $9.0 million valuation allowance was recorded during the fourth quarter of 2013 against the deferred tax asset for Italy net operating loss carryforwards, which increased income tax expense.

Discontinued Operations

(dollars in thousands)

	Years Ended December 31,		Increase
	2013	2012	(Decrease)
Income from discontinued operations, net of tax	$64,014	$35,976	78%

Income from discontinued operations, net of tax, during the years ended December 31, 2013 and 2012 includes our operations in Venezuela that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, results from our Canadian Operations and results from our contract water treatment business.

As discussed in Note 2 to the Financial Statements, in June 2009, PDVSA assumed control over substantially all of our assets and operations in Venezuela. In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas for a purchase price of approximately $441.7 million. We received an initial payment of $176.7 million in cash at closing, of which we remitted $50.0 million to repay the amount we collected in January 2010 under the terms of an insurance policy we maintained for the risk of expropriation. We received installment payments, including an annual charge, totaling $69.3 million and $16.8 million during the years ended December 31, 2013 and 2012, respectively. The remaining principal amount due to us of approximately $182 million as of December 31, 2013, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other. We therefore recorded a reduction in previously unrecognized tax benefits, resulting in a $15.5 million benefit reflected in income (loss) from discontinued operations, net of tax, in our consolidated statements of operations during the year ended December 31, 2012.

In June 2012, we committed to a plan to sell our Canadian Operations. In connection with the planned disposition, we recorded impairment charges totaling $6.4 million and $80.2 million during the years ended December 31, 2013 and 2012, respectively. As discussed in Note 2 to the Financial Statements, in July 2013, we completed the sale of our Canadian Operations.

In December 2013, we abandoned our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. The abandonment of this business meets the criteria established for recognition as discontinued operations under GAAP. During the years ended December 31, 2013 and 2012, we evaluated our contract water treatment business and recorded impairment charges of $2.4 million and $46.8 million, respectively. The impairment charges are reflected in income (loss) from discontinued operations, net of tax, in our consolidated statements of operations.

Noncontrolling Interest

As of December 31, 2013, noncontrolling interest was comprised of the portion of the Partnership’s earnings that is applicable to the Partnership’s publicly-held limited partner interest. As of December 31, 2013, public unitholders held a 59% ownership interest in the Partnership.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

North America Contract Operations

(dollars in thousands)

	Years Ended December 31,		Increase
	2012	2011	(Decrease)
Revenue	$596,011	$570,780	4%
Cost of sales (excluding depreciation and amortization expense)	284,703	293,809	(3)%
Gross margin	$311,308	$276,971	12%
Gross margin percentage	52%	49%	3%

The increase in revenue during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily attributable to a 2% increase in average operating horsepower, an increase in rates, a $4.0 million increase in revenue from a gas processing plant that began operations during the fourth quarter of 2011 and a $3.9 million increase in freight revenue. The increases in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage during the year ended December 31, 2012 compared to the year ended December 31, 2011 were primarily caused by the revenue increase explained above, improved management of field operating expenses from the implementation of profitability improvement initiatives, a $7.1 million benefit from ad valorem taxes due to a change in tax law (see Note 20 to the Financial Statements) and a $4.4 million decrease in costs to deploy idle fleet assets on customer contracts, partially offset by an increase in lube oil prices. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP in Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

International Contract Operations

(dollars in thousands)

	Years Ended December 31,		Increase
	2012	2011	(Decrease)
Revenue	$463,957	$445,059	4%
Cost of sales (excluding depreciation and amortization expense)	184,608	184,405	0%
Gross margin	$279,349	$260,654	7%
Gross margin percentage	60%	59%	1%

The increases in revenue and gross margin during the year ended December 31, 2012 compared to the year ended December 31, 2011 were primarily due to a $15.9 million increase in revenue in Mexico primarily due to new contracts commencing in 2012, a $10.9 million increase in revenue in Argentina as a result of inflation rate adjustments, a $5.1 million increase in revenue due to the recognition of revenue with little incremental cost on the early termination of a project in Nigeria resulting from the exercise of a purchase option by our customer in 2012 and a $9.1 million increase in revenue from a new contract in the Eastern Hemisphere. These increases were partially offset by a $20.5 million decrease in revenue in Brazil primarily as a result of lower 2012 revenue from four contracts that were terminated in 2011 and settled in 2012 and contract renewals at lower rates in 2012. Gross margin percentage during the year ended December 31, 2012 increased due to the recognition of $17.1 million of revenue with little incremental cost from the settlement in 2012 of the early termination of projects in Brazil and Nigeria and inflation rate adjustments in Argentina. These increases were partially offset by the impact of contract renewals at lower rates in 2012 in Brazil.

Aftermarket Services

(dollars in thousands)

	Years Ended December 31,		Increase
	2012	2011	(Decrease)
Revenue	$385,861	$371,327	4%
Cost of sales (excluding depreciation and amortization expense)	303,590	311,760	(3)%
Gross margin	$82,271	$59,567	38%
Gross margin percentage	21%	16%	5%

The increase in revenue during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to an increase in revenue in North America of $31.7 million. This was partially offset by a decrease in revenue in the Eastern Hemisphere and Latin America of $9.3 million and $7.9 million, respectively. Gross margin and gross margin percentage were favorably impacted by improved market conditions and the implementation of profitability improvement initiatives that began in the second half of 2011.

Fabrication

(dollars in thousands)

	Years Ended December 31,		Increase
	2012	2011	(Decrease)
Revenue	$1,348,417	$1,225,459	10%
Cost of sales (excluding depreciation and amortization expense)	1,191,937	1,102,237	8%
Gross margin	$156,480	$123,222	27%
Gross margin percentage	12%	10%	2%

The increase in revenue during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to $315.8 million of higher revenue in North America caused by improved market conditions, partially offset by a $207.4 million reduction of revenue in the Eastern Hemisphere. The increases in gross margin and gross margin percentage were primarily caused by customer price increases in North America as a result of improved market conditions and a reduction in operating expenses from the implementation of profitability improvement initiatives and lower margins in 2011 on two projects in the Eastern Hemisphere. This was partially offset by the continuation of weaker market conditions and increased competition that impacted the results of our Belleli Energy subsidiary, which provides engineering, procurement and fabrication services primarily related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants, and a $15.0 million recovery on a loss contract recorded in the first quarter of 2011. The decreases in gross margin and gross margin percentage at our Belleli Energy subsidiary were primarily the result of lower activity levels and an increase in under-absorption caused by such reduced activity.

Costs and Expenses

(dollars in thousands)

	Years Ended December 31,		Increase
	2012	2011	(Decrease)
Selling, general and administrative	$375,647	$352,096	7%
Depreciation and amortization	346,177	352,793	(2)%
Long-lived asset impairment	136,614	6,068	2,151%
Restructuring charges	6,471	11,594	(44)%
Goodwill impairment	—	196,807	(100)%
Interest expense	134,376	149,473	(10)%
Equity in (income) loss of non-consolidated affiliates	(51,483)	471	(11,031)%
Other (income) expense, net	506	(5,597)	(109)%

The increase in SG&A expense during the year ended December 31, 2012 was primarily due to a $15.3 million increase in state and local taxes primarily related to sales tax audits in North America and a $10.3 million increase in compensation and benefit costs. These increases were partially offset by a decrease in other SG&A expenses primarily driven by cost reduction efforts. SG&A as a percentage of revenue was 13% during the years ended December 31, 2012 and 2011.

Depreciation and amortization during the year ended December 31, 2012 compared to the year ended December 31, 2011 decreased primarily due to reduced depreciation and amortization on contract operations projects in Brazil as a result of contracts that terminated in 2011 and the impact of the $128.5 million impairment recorded in the second quarter of 2012, which decreased depreciation and amortization expense by $5.9 million in the year ended December 31, 2012. These reductions were partially offset by increased depreciation and amortization on contract operations projects in Mexico that commenced in 2012.

During 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 930 idle compressor units, representing approximately 318,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $97.1 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. The average age of the impaired idle units we impaired during the second quarter of 2012 was 24 years.

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

During 2011, we reviewed our idle compression assets used in our contract operations segments for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. As a result, we performed an impairment review and recorded a $5.7 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During 2011, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $0.4 million on these assets.

In November 2011, we announced a workforce cost reduction program across all of our business segments as a first step in a broader overall profit improvement initiative. These actions were the result of a review of our cost structure aimed at identifying ways to reduce our on-going operating costs and to adjust the size of our workforce to be consistent with then current and expected activity levels. A significant portion of the workforce cost reduction program was completed in 2011, with the remainder completed in 2012. During the years ended December 31, 2012 and 2011, we incurred $6.5 and $11.6 million, respectively, of restructuring charges primarily related to termination benefits and consulting services. See Note 14 to the Financial Statements for further discussion of these charges.

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

The decrease in interest expense during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to a decrease of $9.6 million in the amortization of terminated interest rate swaps and a decrease as a result of the expiration of certain interest rate swaps in the third quarter of 2012. This was partially offset by refinancing a portion of our outstanding debt at a higher interest rate. The terminated interest rate swaps are being amortized into interest expense over the original terms of the swaps.

The change in equity in (income) loss of non-consolidated affiliates during the year ended December 31, 2012 compared to the year ended December 31, 2011 relates to payments, including an annual charge, of $51.7 million received during the year ended December 31, 2012 from the sale of our Venezuelan joint ventures’ assets. The remaining principal amount due to us is payable in quarterly cash installments through the first quarter of 2016. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations in the periods such payments are received.

The change in other (income) expense, net, during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to a $13.4 million decrease related to non-income tax based tax receivables in Brazil that we determined were realizable. The change in other (income) expense, net, was also due to a foreign currency loss of $8.2 million and $16.5 million during the years ended December 31, 2012 and 2011, respectively. The reduction in our foreign currency loss for 2012 was impacted by a $7.7 million decrease in translation loss related to remeasurement of our Brazil subsidiary’s U.S. dollar denominated intercompany debt. Our foreign currency gains and losses are primarily related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates.

Income Taxes

(dollars in thousands)

	Years Ended December 31,		Increase
	2012	2011	(Decrease)
Benefit from income taxes	$(45,755)	$(11,717)	291%
Effective tax rate	38.5%	3.4%	35.1%

The increase in our effective tax rate during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to $51.5 million equity in income of non-consolidated affiliates, which is not subject to income tax, and the $136.6 million long-lived asset impairment charge, which is predominantly tax effected at the U.S. statutory rate. For 2011, our effective tax rate was decreased due to the goodwill impairment charge of $196.8 million, of which only $42.6 million was deductible for income tax purposes, and $48.6 million of valuation allowance recorded against the deferred tax asset for Brazil net operating loss carryforwards.

Discontinued Operations

(dollars in thousands)

	Years Ended December 31,		Increase
	2012	2011	(Decrease)
Income (loss) from discontinued operations, net of tax	$35,976	$(8,044)	547%

Income (loss) from discontinued operations, net of tax, during the years ended December 31, 2012 and 2011 includes our operations in Venezuela that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, results from our Canadian Operations and results from our contract water treatment business.

As discussed in Note 2 to the Financial Statements, in June 2009, PDVSA assumed control over substantially all of our assets and operations in Venezuela. In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas for a purchase price of approximately $441.7 million. We received an initial payment of $176.7 million in cash at closing, of which we remitted $50.0 million to repay the amount we collected in January 2010 under the terms of an insurance policy we maintained for the risk of expropriation. In December 2012 we received an installment payment, including an annual charge, of $16.8 million. The remaining principal amount due to us is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other. We therefore recorded a reduction in previously unrecognized tax benefits, resulting in a $15.5 million benefit reflected in income (loss) from discontinued operations, net of tax, in our consolidated statements of operations during the year ended December 31, 2012.

In June 2012, we committed to a plan to sell our Canadian Operations. The planned disposition meets the criteria established for recognition as discontinued operations and therefore our Canadian Operations are reflected as discontinued operations in our Financial Statements. In conjunction with the planned disposition, we recorded impairment charges totaling $80.2 million during the year ended December 31, 2012.

In December 2013, we abandoned our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. The abandonment of this business meets the criteria established for recognition as discontinued operations under GAAP. During the year ended December 31, 2012, we evaluated our contract water treatment business and recorded impairment charges of $46.8 million. The impairment charges are reflected in income (loss) from discontinued operations, net of tax, in our consolidated statements of operations.

Noncontrolling Interest

As of December 31, 2012, noncontrolling interest was comprised of the portion of the Partnership’s earnings that is applicable to the Partnership’s publicly-held limited partner interest. As of December 31, 2012, public unitholders held a 69% ownership interest in the Partnership.

Liquidity and Capital Resources

Our unrestricted cash balance was $35.7 million at December 31, 2013 compared to $34.6 million at December 31, 2012. Working capital increased to $580.4 million at December 31, 2013 from $463.4 million at December 31, 2012. The increase in working capital was primarily due to increases in accounts receivable and inventory, a decrease in accounts payable and a decrease in billings on uncompleted contracts in excess of costs and estimated earnings, partially offset by a decrease in costs and estimated earnings in excess of billings on uncompleted contracts. The decrease in accounts payable at December 31, 2013 compared to December 31, 2012 was primarily due to a decrease in payables related to fabrication projects in North America. The decrease in costs and estimated earnings in excess of billings on uncompleted contracts and decrease in billings on uncompleted contracts in excess of costs and estimated earnings were primarily driven by the timing of billings on projects at December 31, 2013 compared to December 31, 2012.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Years Ended December 31,
	2013	2012
Net cash provided by (used in) continuing operations:
Operating activities	$348,668	$383,262
Investing activities	(271,400)	(341,421)
Financing activities	(156,702)	(171,290)
Effect of exchange rate changes on cash and cash equivalents	(1,487)	(486)
Discontinued operations	81,985	142,633
Net change in cash and cash equivalents	$1,064	$12,698

Operating Activities.  The decrease in net cash provided by operating activities was primarily due to higher current period increases in working capital and income tax payments, partially offset by improved gross margins in our fabrication and North America contract operations segments and lower interest payments during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Investing Activities.  The decrease in net cash used in investing activities was primarily attributable to a $65.3 million increase in proceeds from sale of property, plant and equipment and a $37.0 million decrease in capital expenditures during the year ended December 31, 2013 compared to the year ended December 31, 2012. These activities were partially offset by a $32.7 million decrease in cash payments received from the sale of our Venezuelan joint ventures’ assets during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Financing Activities.  The decrease in net cash used in financing activities was primarily due to a $140.9 million decrease in net repayments under our debt facilities during the year ended December 31, 2013 compared to the year ended December 31, 2012. This activity was partially offset by $114.5 million of net proceeds received from the Partnership’s public offering of its common units during the year ended December 31, 2012 and an increase in payments for debt issuance costs of $11.1 million during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Discontinued Operations.  The decrease in net cash provided by discontinued operations was primarily attributable to a $74.2 million decrease in proceeds received, net of insurance remittance, from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas during the year ended December 31, 2013 compared to the year ended December 31, 2012, partially offset by proceeds of $12.3 million received from the sale of our Canadian Operations during the year ended December 31, 2013.

Capital Expenditures.  We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our targeted return on capital. We currently plan to spend approximately $400 million to $450 million in net capital expenditures during 2014, including (1) contract operations equipment additions and (2) approximately $100 million to $110 million on equipment maintenance capital related to our contract operations business. Net capital expenditures are net of used fleet sales.

Long-Term Debt.  As of December 31, 2013, we had approximately $1.5 billion in outstanding debt obligations, consisting of $49.0 million outstanding under our revolving credit facility, $343.7 million outstanding under our 4.25% convertible senior notes, $350.0 million outstanding under our 7.25% senior notes, $263.0 million outstanding under the Partnership’s revolving credit facility, $150.0 million outstanding under the Partnership’s term loan facility and $345.0 million outstanding under the Partnership’s 6% senior notes.

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

In July 2011, we entered into a five-year, $1.1 billion senior secured revolving credit facility (the “Credit Facility”). In March 2012, we decreased the borrowing capacity under this facility to $900.0 million. As of December 31, 2013, we had $49.0 million in outstanding borrowings and $106.1 million in outstanding letters of credit under the Credit Facility. At December 31, 2013, taking into account guarantees through letters of credit, we had undrawn and available capacity of $744.9 million under the Credit Facility.

Borrowings under the Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.50% to 2.50% and (ii) in the case of base rate loans, from 0.50% to 1.50%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2013, all amounts outstanding under the Credit Facility were LIBOR loans and the applicable margin was 1.5%. The weighted average annual interest rate at December 31, 2013 on the outstanding balance under the Credit Facility was 1.7%.

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

The Credit Facility contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We are also subject to financial covenants, including a ratio of Adjusted EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 4.0 to 1.0. As of December 31, 2013, we maintained a 10.7 to 1.0 Adjusted EBITDA to Total Interest Expense ratio, a 1.6 to 1.0 consolidated Total Debt to Adjusted EBITDA ratio and a 0.1 to 1.0 Senior Secured Debt to Adjusted EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of December 31, 2013, we were in compliance with all financial covenants under the Credit Facility.

In November 2010, we issued $350.0 million aggregate principal amount of 7.25% senior notes (the “7.25% Notes”). The 7.25% Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries that guarantee indebtedness under the Credit Facility and certain of our future subsidiaries. The Partnership and its subsidiaries have not guaranteed the 7.25% Notes. The 7.25% Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 7.25% Notes and guarantees are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of our non-guarantor subsidiaries. Prior to December 1, 2013, we could redeem all or a part of the 7.25% Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, we could redeem up to 35% of the aggregate principal amount of the 7.25% Notes prior to December 1, 2013 with the net proceeds of a public or private equity offering at a redemption price of 107.250% of the principal amount of the 7.25% Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the 7.25% Notes issued under the indenture remained outstanding after such redemption and the redemption occurred within 120 days of the date of the closing of such equity offering. On or after December 1, 2013, we may redeem all or a part of the 7.25% Notes at redemption prices (expressed as percentages of principal amount) equal to 105.438% for the twelve-month period beginning on December 1, 2013, 103.625% for the twelve-month period beginning on December 1, 2014, 101.813% for the twelve-month period beginning on December 1, 2015 and 100.000% for the twelve-month period beginning on December 1, 2016 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the 7.25% Notes.

In June 2009, we issued $355.0 million aggregate principal amount of 4.25% convertible senior notes (the “4.25% Notes”). The 4.25% Notes are convertible upon the occurrence of certain conditions into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. The value of the shares into which the 4.25% Notes can be converted exceeds their principal amount by $169.4 million as of December 31, 2013. We may not redeem the 4.25% Notes prior to their maturity date in June 2014. We have the intent and ability to refinance the maturity of the 4.25% Notes with borrowings under our existing Credit Facility and/or through conversion of the notes into common shares.

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

In November 2010, the Partnership Credit Agreement was amended and restated to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. The Partnership amended the Partnership Credit Agreement in March 2013 to reduce the borrowing capacity under its revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. As of December 31, 2013, the Partnership had undrawn and available capacity of $387.0 million under its revolving credit facility.

The Partnership’s revolving credit and term loan facilities bear interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2013, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.0%. The weighted average annual interest rate on the outstanding balance of these facilities at December 31, 2013, excluding the effect of interest rate swaps, was 2.2%.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Agreement).

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Partnership Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. As of December 31, 2013, the Partnership maintained a 7.5 to 1.0 EBITDA to Total Interest Expense ratio, a 3.1 to 1.0 Total Debt to EBITDA ratio and a 1.7 to 1.0 Senior Secured Debt to EBITDA ratio. A material adverse effect with respect to the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts the Partnership’s ability to perform its obligations under the Partnership Credit Agreement, could lead to a default under that agreement. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreement, which would accelerate the Partnership’s obligation to repay its indebtedness under those agreements. As of December 31, 2013, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

In March 2013, the Partnership issued $350.0 million aggregate principal amount of 6% senior notes due April 2021 (the “Partnership 6% Notes”). The Partnership used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under its revolving credit facility. The Partnership 6% Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. In January 2014, holders of the 6% Notes exchanged their 6% Notes for registered notes with the same terms.

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

The Partnership entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with its variable rate debt. At December 31, 2013, the Partnership was a party to interest rate swaps with a notional value of $250.0 million pursuant to which it makes fixed payments and receives floating payments. These interest rate swaps expire in May 2018. As of December 31, 2013, the weighted average effective fixed interest rate on the interest rate swaps was 1.7%. See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of this report for further discussion of the interest rate swap agreements.

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

Dividends.  We have not paid any cash dividends on our common stock since our formation through the year ended December 31, 2013. On February 25, 2014, we announced that our board of directors declared an initial quarterly dividend of $0.15 per share of common stock, a rate of $0.60 per share on an annualized basis, to be paid on March 28, 2014 to stockholders of record at the close of business on March 14, 2014. Any future determinations to pay cash dividends on our common stock will be at the discretion of our board of directors and will depend on our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

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

On January 30, 2014, Exterran GP LLC’s board of directors approved a cash distribution by the Partnership of $0.5325 per limited partner unit, or approximately $28.8 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from October 1, 2013 through December 31, 2013. The record date for this distribution was February 10, 2014 and payment was made on February 14, 2014.

Contractual Obligations.  The following table summarizes our cash contractual obligations as of December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2014	2015-2016	2017-2018	Thereafter
Long-term Debt(1):
Revolving credit facility due July 2016	$49,000	$—	$49,000	$—	$—
Partnership’s revolving credit facility due May 2018	263,000	—	—	263,000	—
Partnership’s term loan facility due May 2018	150,000	—	—	150,000	—
Partnership’s 6% senior notes due April 2021(2)	350,000	—	—	—	350,000
4.25% convertible senior notes due June 2014(3)	355,000	355,000	—	—	—
7.25% senior notes due December 2018	350,000	—	—	350,000	—
Other	1,539	—	661	468	410
Total long-term debt	1,518,539	355,000	49,661	763,468	350,410
Interest on long-term debt(4)	353,874	70,916	125,447	110,261	47,250
Purchase commitments	387,626	383,713	3,913	—	—
Facilities and other operating leases	62,461	13,082	18,031	11,208	20,140
Total contractual obligations	$2,322,500	$822,711	$197,052	$884,937	$417,800

(1)                  For more information on our long-term debt, see Note 10 to the Financial Statements.

(2)                  These amounts include the full face value of the 6% Notes and are not reduced by the unamortized discount of $5.0 million as of December 31, 2013.

(3)                  These amounts include the full face value of the 4.25% Notes and are not reduced by the unamortized discount of $11.3 million as of December 31, 2013. The 4.25% Notes are classified as long-term because we have the intent and ability to refinance the maturity of the notes with borrowings under our existing Credit Facility and/or through conversion of the notes into common shares.

(4)                  Interest amounts calculated using interest rates in effect as of December 31, 2013, including the effect of interest rate swaps.

At December 31, 2013, $11.3 million of unrecognized tax benefits (including discontinued operations) have been recorded as liabilities in accordance with the accounting standard for income taxes related to uncertain tax positions and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $3.4 million (including discontinued operations).

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Effects of Inflation

Our revenues and results of operations have not been materially impacted by inflation in the past three fiscal years.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon the Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and accounting policies, including those related to bad debt, inventories, fixed assets, investments, intangible assets, income taxes, revenue recognition and contingencies and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances. The results of this process form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences can be material to our financial condition, results of operations and liquidity. We describe our significant accounting policies more fully in Note 1 to our Financial Statements.

Allowances and Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2013, 2012 and 2011, we recorded bad debt expense of $2.2 million, $8.8 million and $1.5 million, respectively. A five percent change in the allowance for doubtful accounts would have had an impact on income (loss) before income taxes of approximately $0.4 million during the year ended December 31, 2013.

Inventory is a significant component of current assets and is stated at the lower of cost or market. This requires us to record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions and production requirements. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. During 2013, 2012, and 2011, we recorded additional inventory reserves of $4.5 million, $1.0 million and $5.0 million, respectively. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. A five percent change in this inventory reserve balance would have had an impact on income (loss) before income taxes of approximately $0.7 million during the year ended December 31, 2013.

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

Long-Lived Assets

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The determination that the carrying amount of an asset may not be recoverable requires us to make judgments regarding long-term forecasts of future revenue and costs related to the assets subject to review. These forecasts are uncertain as they require significant assumptions about future market conditions. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred.

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

We estimate percentage-of-completion for compressor and accessory fabrication on a direct labor hour to total labor hour basis. This calculation requires management to estimate the number of total labor hours required for each project and to estimate the profit expected on the project. Production and processing equipment fabrication percentage-of-completion is estimated using the direct labor hour to total labor hour basis and the cost to total cost basis. The cost to total cost basis requires us to estimate the amount of total costs (labor and materials) required to complete each project. Because we have many fabrication projects in process at any given time, we do not believe that materially different results would be achieved if different estimates, assumptions or conditions were used for any single project.

Factors that must be considered in estimating the work to be completed and ultimate profit include labor productivity and availability, the nature and complexity of work to be performed, the impact of change orders, availability of raw materials and the impact of delayed performance. If the aggregate combined cost estimates for all of our fabrication businesses had been higher or lower by 1% in 2013, our income (loss) before income taxes would have decreased or increased by approximately $14.1 million. As of December 31, 2013, we had recognized approximately $109.5 million in estimated earnings on uncompleted contracts.

Contingencies and Litigation

We are substantially self-insured for workers’ compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. In addition, we currently have a minimal amount of insurance on our offshore assets. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the timeliness of reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known. As of December 31, 2013 and 2012, we had recorded approximately $8.7 million and $8.4 million, respectively, in insurance claim reserves.

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

The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. We regularly assess and, if required, establish accruals for income tax as well as non-income tax contingencies pursuant to the applicable accounting standards that could result from assessments of additional tax by taxing jurisdictions in countries where we operate. The tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2013 and 2012, we had recorded approximately $30.7 million and $36.7 million (including penalties and interest and discontinued operations), respectively, of accruals for tax contingencies. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

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

We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign currency loss in our consolidated statements of operations of $3.0 million and $8.2 million during the years ended December 31, 2013 and 2012, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including the remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany debt. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

As of December 31, 2013, after taking into consideration interest rate swaps, we had $212.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2013 would result in an annual increase in our interest expense of approximately $2.1 million.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of December 31, 2013 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a-15(c) and 15d-15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of internal control over financial reporting as of December 31, 2013 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found within this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Exterran Holdings, Inc.

Houston, Texas

We have audited the internal control over financial reporting of Exterran Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 25, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2014

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required in Part III, Item 10 of this report is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Beneficial Ownership of Common Stock” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2013, with respect to the Exterran compensation plans under which our common stock is authorized for issuance, aggregated as follows:

	(a)		(c)
	Number of		Number of Securities
	Securities	(b)	Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(#)	($)	(#)
Equity compensation plans approved by security holders(1)	1,414,761	27.48	6,722,741
Equity compensation plans not approved by security holders(2)	328,676	10.21	56,858
Total	1,743,437		6,779,599

(1)                  Comprised of the Exterran Holdings, Inc. 2013 Stock Incentive Plan (the “2013 Plan”), the Exterran Holdings, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) and the Exterran Holdings, Inc. Employee Stock Purchase Plan. In addition to the outstanding options, as of December 31, 2013 there were 162,746 restricted stock units, payable in common stock upon vesting, outstanding under the 2007 Plan. Upon effectiveness of the 2013 Plan, no additional grants may be made under the 2007 Plan.

(2)              Comprised of the Exterran Holdings, Inc. Directors’ Stock and Deferral Plan and the 2011 Employment Inducement Long-Term Incentive Plan (the “Employment Inducement Plan”). Upon effectiveness of the 2013 Plan, no additional grants may be made under the Employment Inducement Plan.

The table above does not include information with respect to equity plans we assumed from Hanover or Universal (the “Legacy Plans”). No additional grants may be made under the Legacy Plans.

The following equity grants are outstanding under Legacy Plans that were approved by security holders:

	Number of Shares
	Reserved
	for Issuance
	Upon the Exercise of	Weighted-
	Outstanding Stock	Average	Shares Available
	Options	Exercise Price	for Future Grants
Plan Category	(#)	($)	(#)
Hanover Compressor Company 2003 Stock Incentive Plan	32,907	36.72	None
Universal Compression Holdings, Inc. Incentive Stock Option Plan	376,118	46.32	None

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required in Part III, Item 13 of this report is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

Item 14.  Principal Accountant Fees and Services

The information required in Part III, Item 14 of this report is incorporated by reference to the section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

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
4.1

Ninth Supplemental Indenture, dated as of June 27, 2012, by and among Exterran Holdings, Inc., Exterran Energy LLC and U.S. Bank National Association, as trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012

4.2

Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.3

Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.4

Indenture, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

10.1

Senior Secured Credit Agreement, dated as of July 8, 2011, by and among Exterran Holdings, Inc., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, BNP Paribas, Credit Agricole Corporate and Investment Bank, Royal Bank of Canada and The Royal Bank of Scotland plc, as Co-Syndication Agents, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2011 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.2

Guaranty Agreement, dated as of July 8, 2011, made by EES Leasing LLC, EXH GP LP LLC, EXH MLP LP LLC and Exterran Energy Solutions, L.P. in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 14, 2011

10.3

Collateral Agreement, dated as of July 8, 2011, made by Exterran Holdings, Inc., EES Leasing LLC, EXH GP LP LLC, EXH MLP LP LLC and Exterran Energy Solutions, L.P. in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 14, 2011

10.4

Pledge Agreement, dated as of July 8, 2011, made by Exterran Holdings, Inc., EES GP, L.P., Enterra Compression Investment Company, EXH GP LP LLC, EXH MLP LP LLC, Exterran Energy Corp., Exterran Energy Solutions, L.P., Exterran General Holdings LLC, Exterran HL LLC, Exterran Holdings HL LLC, Hanover Asia, Inc., Universal Compression International, Inc. and Universal Compression Services LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 14, 2011

10.5

Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and J.P. Morgan Chase Bank, National Association, London Branch, as dealer, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009

10.6

Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Bank of America, N.A., as dealer, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009

10.7

Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Wachovia Bank, National Association, as dealer, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009

10.8

Call Option Transaction Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Credit Suisse International, as dealer, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009

10.9

Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and J.P. Morgan Chase Bank, National Association, London Branch, as dealer, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009

10.10

Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Bank of America, N.A., as dealer, incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009

10.11

Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Wachovia Bank, National Association, as dealer, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009

10.12

Warrants Confirmation, dated June 4, 2009, between Exterran Holdings, Inc. and Credit Suisse International, as dealer, incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009

10.13

Amended and Restated Senior Secured Credit Agreement, dated as of November 3, 2010, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Barclays Bank plc and The Royal Bank of Scotland plc, as Co-Documentation Agents, and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners L.P.’s Current Report on Form 8-K filed on November 9, 2010

10.14

First Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 7, 2012, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on March 13, 2012

10.15

Third Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 27, 2013, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on March 28, 2013

10.16

Amended and Restated Guaranty Agreement, dated as of November 3, 2010, made by Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.17

Amended and Restated Collateral Agreement, dated as of November 3, 2010, made by EXLP Operating LLC, Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.18

Third Amended and Restated Omnibus Agreement, dated June 10, 2011, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.19

First Amendment to Third Amended and Restated Omnibus Agreement, dated March 8, 2012, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P. (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.20

Second Amendment to Third Amended and Restated Omnibus Agreement, dated March 31, 2013, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2013

10.21

Office Lease Agreement by and between RFP Lincoln Greenspoint, LLC and Exterran Energy Solutions, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 30, 2007

10.22†	Exterran Holdings, Inc. 2013 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 19, 2013
10.23†	Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2009
10.24†

Amendment No. 1 to Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2009

10.25†

Amendment No. 2 to Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

10.26†

Amendment No. 3 to the Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2010

10.27†

Amendment No. 4 to the Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed March 29, 2011

10.28†	Exterran Holdings, Inc. 2011 Employment Inducement Long-Term Equity Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed November 4, 2011
10.29†	Exterran Holdings, Inc. Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.30†

First Amendment to Exterran Holdings, Inc. Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

10.31†	Exterran Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.32†	Amendment No. 1 to the Exterran Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Annex D to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed March 29, 2011
10.33†	Amendment No. 2 to the Exterran Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Annex C to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed March 29, 2011
10.34†	Exterran Holdings, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10.35†	Exterran Employees’ Supplemental Savings Plan, incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10.36†

First Amendment to Universal Compression, Inc. 401(k) Retirement and Savings Plan, incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on August 3, 2007

10.37†

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

10.42†

Form of Exterran Holdings, Inc. Award Notice for Time-Vested Non-Qualified Stock Option, incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

10.43†	Form of Exterran Holdings, Inc. Award Notice for Performance Shares, incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010
10.44†

Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock, incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

10.45†

Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock (Directors), incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

10.46†

Form of Exterran Holdings, Inc. Award Notice for Time-Vested Stock-Settled Restricted Stock Units, incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

10.47†

Form of Exterran Holdings, Inc. Award Notice for Time-Vested Cash-Settled Restricted Stock Units, incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

10.48†

Form of Exterran Holdings, Inc. Award Notice for Time-Vested Restricted Stock under the 2011 Employment Inducement Long-Term Equity Plan, incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

10.49†

Form of Exterran Holdings, Inc. Award Notice for Time-Vested Non-qualified Stock Option under the 2011 Employment Inducement Long-Term Equity Plan, incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

10.50†

Form of Exterran Holdings, Inc. Award Notice and Agreement for Performance Units, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.51†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.52†	Form of Exterran Holdings, Inc. Change of Control Agreement (Mr. Schlanger), incorporated by reference to Exhibit 10.19 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

10.53†

Form of First Amendment to Exterran Holdings, Inc. Change of Control Agreement (Mr. Schlanger), incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

10.54†

Form of Second Amendment to Exterran Holdings, Inc. Change of Control Agreement (Mr. Schlanger), incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013

10.55†

Change of Control Agreement, effective December 12, 2011, between Exterran Holdings, Inc. and D. Bradley Childers, incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

10.56†

Change of Control Agreement, effective December 12, 2011, between Exterran Holdings, Inc. and William M. Austin, incorporated by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

10.57†*	Form of Exterran Holdings, Inc. Change of Control Agreement (Mr. Reimer)
10.58†

Form of First Amendment to Exterran Holdings, Inc. Change of Control Agreement (Messrs. Austin, Childers and Reimer), incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013

10.59†

Form of Exterran Holdings, Inc. Severance Benefit Agreement (Messrs. Childers, Reimer, and Schlanger), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

10.60†

Severance Benefit Agreement, effective December 12, 2011, between Exterran Holdings, Inc. and William M. Austin, incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

10.61†	Offer Letter, dated December 6, 2011, to D. Bradley Childers
10.62†	Offer Letter, dated December 6, 2011, to William M. Austin
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exterran Holdings, Inc.

/s/ D. BRADLEY CHILDERS
Name: D. Bradley Childers
Title: President and Chief Executive Officer

Date: February 25, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2014.

Signature	Title

/s/ D. BRADLEY CHILDERS	President and Chief Executive Officer and Director
D. Bradley Childers	(Principal Executive Officer)

/s/ WILLIAM M. AUSTIN	Executive Vice President and Chief Financial
William M. Austin	Officer (Principal Financial Officer)

/s/ KENNETH R. BICKETT	Vice President and Controller
Kenneth R. Bickett	(Principal Accounting Officer)

/s/ WILLIAM M. GOODYEAR	Director
William M. Goodyear

/s/ GORDON T. HALL	Director
Gordon T. Hall

/s/ J.W.G. HONEYBOURNE	Director
J.W.G. Honeybourne

/s/ MARK A. MCCOLLUM	Director
Mark A. McCollum

/s/ STEPHEN M. PAZUK	Director
Stephen M. Pazuk

/s/ JOHN P. RYAN	Director
John P. Ryan

/s/ CHRISTOPHER T. SEAVER	Director
Christopher T. Seaver

/s/ MARK R. SOTIR	Director
Mark R. Sotir

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Exterran Holdings, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Exterran Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2013 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2014

EXTERRAN HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$35,665	$34,601
Restricted cash	1,269	1,283
Accounts receivable, net of allowance of $8,605 and $15,011, respectively	476,792	450,566
Inventory, net	413,927	386,330
Costs and estimated earnings in excess of billings on uncompleted contracts	117,175	159,098
Current deferred income taxes	117,576	88,508
Other current assets	58,285	93,475
Current assets associated with discontinued operations	442	24,107
Total current assets	1,221,131	1,237,968
Property, plant and equipment, net	2,820,272	2,838,719
Intangible and other assets, net	164,836	151,920
Long-term assets associated with discontinued operations	20,918	26,240
Total assets	$4,227,157	$4,254,847

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$177,289	$231,929
Accrued liabilities	278,949	270,986
Deferred revenue	93,310	94,713
Billings on uncompleted contracts in excess of costs and estimated earnings	87,925	164,251
Current liabilities associated with discontinued operations	3,233	12,660
Total current liabilities	640,706	774,539
Long-term debt	1,502,155	1,564,923
Deferred income taxes	198,353	120,934
Other long-term liabilities	72,068	91,148
Long-term liabilities associated with discontinued operations	447	1,044
Total liabilities	2,413,729	2,552,588
Commitments and contingencies (Note 20)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 72,500,773 and 71,291,230 shares issued, respectively	725	713
Additional paid-in capital	3,769,429	3,710,758
Accumulated other comprehensive income	30,078	23,909
Accumulated deficit	(1,924,244)	(2,047,408)
Treasury stock — 6,582,068 and 6,376,426 common shares, at cost, respectively	(213,898)	(209,359)
Total Exterran stockholders’ equity	1,662,090	1,478,613
Noncontrolling interest	151,338	223,646
Total equity	1,813,428	1,702,259
Total liabilities and equity	$4,227,157	$4,254,847

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues:
North America contract operations	$627,844	$596,011	$570,780
International contract operations	476,016	463,957	445,059
Aftermarket services	395,600	385,861	371,327
Fabrication	1,660,944	1,348,417	1,225,459
	3,160,404	2,794,246	2,612,625
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	282,489	284,703	293,809
International contract operations	196,944	184,608	184,405
Aftermarket services	309,418	303,590	311,760
Fabrication	1,408,547	1,191,937	1,102,237
Selling, general and administrative	358,173	375,647	352,096
Depreciation and amortization	327,505	346,177	352,793
Long-lived asset impairment	28,637	136,614	6,068
Restructuring charges	—	6,471	11,594
Goodwill impairment	—	—	196,807
Interest expense	115,745	134,376	149,473
Equity in (income) loss of non-consolidated affiliates	(19,000)	(51,483)	471
Other (income) expense, net	(24,501)	506	(5,597)
	2,983,957	2,913,146	2,955,916
Income (loss) before income taxes	176,447	(118,900)	(343,291)
Provision for (benefit from) income taxes	84,719	(45,755)	(11,717)
Income (loss) from continuing operations	91,728	(73,145)	(331,574)
Income (loss) from discontinued operations, net of tax	64,014	35,976	(8,044)
Net income (loss)	155,742	(37,169)	(339,618)
Less: Net income attributable to the noncontrolling interest	(32,578)	(2,317)	(990)
Net income (loss) attributable to Exterran stockholders	$123,164	$(39,486)	$(340,608)

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran stockholders	$0.90	$(1.19)	$(5.31)
Income (loss) from discontinued operations attributable to Exterran stockholders	0.98	0.57	(0.13)
Net income (loss) attributable to Exterran stockholders	$1.88	$(0.62)	$(5.44)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran stockholders	$0.89	$(1.19)	$(5.31)
Income (loss) from discontinued operations attributable to Exterran stockholders	0.97	0.57	(0.13)
Net income (loss) attributable to Exterran stockholders	$1.86	$(0.62)	$(5.44)

Weighted average common and equivalent shares outstanding:
Basic	65,655	63,436	62,624
Diluted	66,204	63,436	62,624

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$155,742	$(37,169)	$(339,618)
Other comprehensive income (loss), net of tax:
Derivative gain (loss), net of reclassifications to earnings	5,207	5,879	(2,126)
Adjustments from changes in ownership of Partnership	(703)	360	1,184
Amortization of terminated interest rate swaps	2,713	6,947	20,267
Foreign currency translation adjustment	4,531	3,762	3,343
Total other comprehensive income	11,748	16,948	22,668
Comprehensive income (loss)	167,490	(20,221)	(316,950)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(38,157)	(1,415)	2,626
Comprehensive income (loss) attributable to Exterran stockholders	$129,333	$(21,636)	$(314,324)

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Exterran Holding, Inc. Stockholders
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit	Interest	Total
Beginning balance at January 1, 2011	69,071,027	$691	$3,500,292	$(20,225)	(5,841,087)	$(203,996)	$(1,667,314)	$192,976	$1,802,424
Treasury stock purchased					(157,756)	(2,941)			(2,941)
Options exercised	32,545		526						526
Shares issued in employee stock purchase plan	153,489	1	1,886						1,887
Stock-based compensation, net of forfeitures	1,149,949	12	20,006		(144,746)			135	20,153
Income tax benefit from stock-based compensation expense			(1,092)						(1,092)
Net proceeds from sale of Partnership units, net of tax			123,904					92,190	216,094
Cash distribution to noncontrolling unitholders of the Partnership								(39,870)	(39,870)
Other			(190)					1	(189)
Comprehensive income (loss):
Net income (loss)							(340,608)	990	(339,618)
Derivative gain (loss), net of reclassifications to earnings and tax				1,490				(3,616)	(2,126)
Adjustments from changes in ownership of Partnership				1,184					1,184
Amortization of terminated interest rate swaps, net of tax				20,267					20,267
Foreign currency translation adjustment				3,343					3,343
Balance at December 31, 2011	70,407,010	$704	$3,645,332	$6,059	(6,143,589)	$(206,937)	$(2,007,922)	$242,806	$1,680,042
Treasury stock purchased					(157,233)	(2,422)			(2,422)
Options exercised	34,285		562						562
Shares issued in employee stock purchase plan	132,784	1	1,634						1,635
Stock-based compensation, net of forfeitures	717,151	8	15,373		(75,604)			589	15,970
Income tax benefit from stock-based compensation expense			(1,345)						(1,345)
Net proceeds from sale of Partnership units, net of tax			49,202					35,920	85,122
Cash distribution to noncontrolling unitholders of the Partnership								(57,084)	(57,084)
Comprehensive income (loss):
Net income (loss)							(39,486)	2,317	(37,169)
Derivatives gain (loss), net of reclassifications to earnings and tax				6,781				(902)	5,879
Adjustments from changes in ownership of Partnership				360					360
Amortization of terminated interest rate swaps, net of tax				6,947					6,947
Foreign currency translation adjustment				3,762					3,762
Balance at December 31, 2012	71,291,230	$713	$3,710,758	$23,909	(6,376,426)	$(209,359)	$(2,047,408)	$223,646	$1,702,259
Treasury stock purchased					(173,267)	(4,539)			(4,539)
Options exercised	459,416	4	8,317						8,321
Shares issued in employee stock purchase plan	66,259	1	1,631						1,632
Stock-based compensation, net of forfeitures	683,868	7	15,509		(32,375)			732	16,248
Income tax benefit from stock-based compensation expense			1,782						1,782
Adjustments from changes in ownership of Partnership			31,573					(49,238)	(17,665)
Cash distribution to noncontrolling unitholders of the Partnership								(61,959)	(61,959)
Other			(141)						(141)
Comprehensive income (loss):
Net income							123,164	32,578	155,742
Derivatives gain (loss), net of reclassifications to earnings and tax				(372)				5,579	5,207
Adjustments from changes in ownership of Partnership				(703)					(703)
Amortization of terminated interest rate swaps, net of tax				2,713					2,713
Foreign currency translation adjustment				4,531					4,531
Balance at December 31, 2013	72,500,773	$725	$3,769,429	$30,078	(6,582,068)	$(213,898)	$(1,924,244)	$151,338	$1,813,428

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$155,742	$(37,169)	$(339,618)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	327,505	346,177	352,793
Long-lived asset impairment	28,637	136,614	6,068
Goodwill impairment	—	—	196,807
Amortization of deferred financing costs	7,690	7,243	8,977
(Income) loss from discontinued operations, net of tax	(64,014)	(35,976)	8,044
Amortization of debt discount	23,407	20,523	18,323
Provision for doubtful accounts	2,859	8,754	1,488
Gain on sale of property, plant and equipment	(27,433)	(4,677)	(8,063)
Equity in (income) loss of non-consolidated affiliates	(19,000)	(51,483)	471
Amortization of terminated interest rate swaps	4,174	10,688	20,267
Interest rate swaps	334	—	—
Loss on remeasurement of intercompany balances	4,313	7,406	14,174
Stock-based compensation expense	16,248	15,381	20,018
Deferred income tax provision	21,862	(77,264)	(51,323)
Changes in assets and liabilities, net of acquisition:
Accounts receivable and notes	(31,384)	(11,531)	(54,961)
Inventory	(27,269)	(34,800)	27,219
Costs and estimated earnings versus billings on uncompleted contracts	(36,539)	44,359	(21,601)
Other current assets	33,149	9,452	(16,350)
Accounts payable and other liabilities	(34,143)	30,067	35,212
Deferred revenue	(16,426)	5,288	(77,321)
Other	(21,044)	(5,790)	(36,515)
Net cash provided by continuing operations	348,668	383,262	104,109
Net cash provided by discontinued operations	7,036	6,663	16,334
Net cash provided by operating activities	355,704	389,925	120,443

Cash flows from investing activities:
Capital expenditures	(391,725)	(428,731)	(272,150)
Proceeds from sale of property, plant and equipment	101,311	35,989	43,042
Cash paid for business acquisition	—	—	(3,000)
Return of investments in non-consolidated affiliates	19,000	51,707	—
(Increase) decrease in restricted cash	14	(162)	820
Cash invested in non-consolidated affiliates	—	(224)	(471)
Net cash used in continuing operations	(271,400)	(341,421)	(231,759)
Net cash provided by (used in) discontinued operations	74,949	135,970	(7,425)
Net cash used in investing activities	(196,451)	(205,451)	(239,184)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	2,108,037	1,878,000	1,893,740
Repayments of long-term debt	(2,195,750)	(2,106,639)	(2,036,171)
Payments for debt issuance costs	(12,147)	(1,011)	(8,823)
Payments for settlement of interest rate swaps that include financing elements	(2,207)	—	—
Net proceeds from the sale of Partnership units	—	114,530	289,908
Proceeds from stock options exercised	8,321	562	526
Proceeds from stock issued pursuant to our employee stock purchase plan	1,632	1,635	1,887
Purchases of treasury stock	(4,539)	(2,422)	(2,941)
Stock-based compensation excess tax benefit	1,910	1,139	1,034
Distributions to noncontrolling partners in the Partnership	(61,959)	(57,084)	(39,870)
Net cash provided by (used in) financing activities	(156,702)	(171,290)	99,290

Effect of exchange rate changes on cash and cash equivalents	(1,487)	(486)	(3,007)
Net increase (decrease) in cash and cash equivalents	1,064	12,698	(22,458)
Cash and cash equivalents at beginning of period	34,601	21,903	44,361
Cash and cash equivalents at end of period	$35,665	$34,601	$21,903

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized amounts	$80,775	$95,416	$100,735
Income taxes paid, net	$54,478	$29,089	$59,735

Supplemental disclosure of non-cash transactions:
Accrued capital expenditures	$13,360	$21,692	$21,025

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Background and Significant Accounting Policies

Exterran Holdings, Inc., together with its subsidiaries (“Exterran”, “our”, “we” or “us”) is a global market leader in the full service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, aftermarket services and fabrication. In our contract operations business line, we use our fleet of natural gas compression equipment and crude oil and natural gas production and processing equipment to provide operations services to our customers. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, processing, treating and other equipment. In our fabrication business line, we fabricate compression and oil and natural gas production and processing equipment for sale to our customers and for use in our contract operations services. In addition, our fabrication business line provides engineering, procurement and fabrication services related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants. We offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as Integrated Projects.

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

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Management believes that the estimates and assumptions used are reasonable.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash as of December 31, 2013 and 2012 consists of cash that contractually is not available for immediate use. Restricted cash is presented separately from cash and cash equivalents in the balance sheet and statement of cash flows.

Revenue Recognition

Contract operations revenue is recognized when earned, which generally occurs monthly when service is provided under our customer contracts. Aftermarket services revenue is recognized as products are delivered and title is transferred or services are performed for the customer.

Fabrication revenue is recognized using the percentage-of-completion method when the applicable criteria are met. We estimate percentage-of-completion for compressor and accessory fabrication on a direct labor hour to total labor hour basis. We estimate production and processing equipment fabrication percentage-of-completion using the direct labor hour to total labor hour basis and the cost to total cost basis. The duration of these projects is typically between three and 36 months. Fabrication revenue is recognized using the completed contract method when the applicable criteria of the percentage-of-completion method are not met. Fabrication revenue from a claim is recognized to the extent that costs related to the claim have been incurred, when collection is probable and can be reliably estimated.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We believe that the credit risk in temporary cash investments is limited because our cash is held in accounts with multiple financial institutions. Trade accounts receivable are due from companies of varying size engaged principally in oil and natural gas activities throughout the world. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of products and services we provide and the terms of our contract operations customer service agreements.

We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2013, 2012 and 2011, we recorded bad debt expense of $2.2 million, $8.8 million and $1.5 million, respectively.

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

Long-Lived Assets

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred. Identifiable intangibles are amortized over the assets’ estimated useful lives.

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

We record uncertain tax positions in accordance with the accounting standard on income taxes under a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Foreign Currency Translation

The financial statements of subsidiaries outside the U.S., except those for which we have determined that the U.S. dollar is the functional currency, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting gains and losses from the translation of accounts into U.S. dollars are included in accumulated other comprehensive income (loss) on our consolidated balance sheets. For all subsidiaries, gains and losses from remeasuring foreign currency accounts into the functional currency are included in other (income) expense, net, on our consolidated statements of operations. We recorded a foreign currency loss of $3.0 million, $8.2 million and $16.5 million during the years ended December 31, 2013, 2012 and 2011, respectively. Included in our foreign currency loss was $4.3 million, $7.4 million and $14.2 million of non-cash losses from foreign currency exchange rate changes recorded on intercompany obligations during the years ended December 31, 2013, 2012 and 2011, respectively.

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

The following table summarizes net income (loss) attributable to Exterran stockholders (in thousands):

	Years Ended December 31,
	2013	2012	2011
Income (loss) from continuing operations attributable to Exterran stockholders	$59,150	$(75,462)	$(332,564)
Income (loss) from discontinued operations, net of tax	64,014	35,976	(8,044)
Net income (loss) attributable to Exterran stockholders	$123,164	$(39,486)	$(340,608)

The following table shows the potential shares of common stock that were included in computing diluted income (loss) attributable to Exterran stockholders per common share (in thousands):

	Years Ended December 31,
	2013	2012	2011
Weighted average common shares outstanding — used in basic income (loss) per common share	65,655	63,436	62,624
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock and restricted stock units	547	**	**
On settlement of employee stock purchase plan shares	2	**	**
On exercise of warrants	**	**	**
On conversion of 4.25% convertible senior notes due 2014	**	**	**
On conversion of 4.75% convertible senior notes due 2014	**	**	**
Weighted average common shares outstanding — used in diluted income (loss) per common share	66,204	63,436	62,624

**           Excluded from diluted income (loss) per common share as their inclusion would have been anti-dilutive.

There were no adjustments to net income (loss) attributable to Exterran stockholders for the diluted earnings (loss) per share calculation during the years ended December 31, 2013, 2012 and 2011.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted income (loss) attributable to Exterran stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	734	1,858	2,533
On exercise of options and vesting of restricted stock and restricted stock units	—	1,466	675
On settlement of employee stock purchase plan shares	—	9	23
On exercise of warrants	12,426	12,426	12,426
On conversion of 4.25% convertible senior notes due 2014	15,334	15,334	15,334
On conversion of 4.75% convertible senior notes due 2014	119	3,114	3,114
Net dilutive potential common shares issuable	28,613	34,207	34,105

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, changes in the fair value of derivative financial instruments, net of tax, that are designated as cash flow hedges and to the extent the hedge is effective and adjustments related to changes in our ownership of the Partnership. The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax and excluding noncontrolling interest, during the years ended December 31, 2013, 2012 and 2011:

	Derivatives -		Foreign Currency
	Cash Flow Hedges		Translation Adjustment		Total
Accumulated other comprehensive income (loss), December 31, 2012	$(2,984)		$26,893		$23,909
Loss recognized in other comprehensive income (loss), net of tax	(476	)(1)	(2,960	)(3)	(3,436)
Loss reclassified from accumulated other comprehensive income (loss), net of tax	2,114	(2)	7,491	(4)	9,605
Other comprehensive income attributable to Exterran stockholders	1,638		4,531		6,169
Accumulated other comprehensive income (loss), December 31, 2013	$(1,346)		$31,424		$30,078

(1)         During the year ended December 31, 2013, we recognized a loss of $0.5 million and a tax benefit of $0.1 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments.

(2)         During the year ended December 31, 2013, we reclassified a $3.2 million loss and a tax benefit of $1.1 million, to interest expense and provision for (benefit from) income taxes, respectively, in our consolidated statements of operations from accumulated other comprehensive income (loss).

(3)         During the year ended December 31, 2013, we recognized a loss of $3.0 million in other comprehensive income (loss), net of tax, related to changes in foreign currency translation adjustment.

(4)         During the year ended December 31, 2013, we reclassified losses of $5.1 million and $2.4 million related to foreign currency translation adjustments to income from discontinued operations, net of tax, and long-lived asset impairment, respectively, in our consolidated statements of operations. These amounts represent cumulative foreign currency translation adjustments associated with our contract operations and aftermarket services businesses in Canada (“Canadian Operations”) and a United Kingdom entity that previously had been recognized in accumulated other comprehensive income (loss). See Note 2 for further discussion of the sale of our Canadian Operations. Additionally, as discussed in Note 13, we sold the entity that owned our fabrication facility in the United Kingdom in July 2013 and, we recognized an impairment during the year ended December 31, 2013 based on the net transaction value set forth in our agreement to sell this entity.

	Derivatives -		Foreign Currency
	Cash Flow Hedges		Translation Adjustment		Total
Accumulated other comprehensive income (loss), December 31, 2011	$(17,072)		$23,131		$6,059
Income (loss) recognized in other comprehensive income (loss), net of tax	(879	)(1)	3,762	(3)	2,883
Loss reclassified from accumulated other comprehensive income (loss), net of tax	14,967	(2)	—		14,967
Other comprehensive income attributable to Exterran stockholders	14,088		3,762		17,850
Accumulated other comprehensive income (loss), December 31, 2012	$(2,984)		$26,893		$23,909

(1)         During the year ended December 31, 2012, we recognized a loss of $1.5 million and a tax benefit of $0.6 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments.

(2)         During the year ended December 31, 2012, we reclassified a $23.0 million loss and a tax benefit of $8.0 million, to interest expense and provision for (benefit from) income taxes, respectively, in our consolidated statements of operations from accumulated other comprehensive income (loss).

(3)         During the year ended December 31, 2012, we recognized a gain of $3.8 million in other comprehensive income (loss), net of tax, related to changes in foreign currency translation adjustment.

	Derivatives -		Foreign Currency
	Cash Flow Hedges		Translation Adjustment		Total
Accumulated other comprehensive income (loss), December 31, 2010	$(40,013)		$19,788		$(20,225)
Income (loss) recognized in other comprehensive income (loss), net of tax	(1,634	)(1)	3,343	(3)	1,709
Loss reclassified from accumulated other comprehensive income (loss), net of tax	24,575	(2)	—		24,575
Other comprehensive income attributable to Exterran stockholders	22,941		3,343		26,284
Accumulated other comprehensive income (loss), December 31, 2011	$(17,072)		$23,131		$6,059

(1)         During the year ended December 31, 2011, we recognized a loss of $2.7 million and a tax benefit of $1.1 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments.

(2)         During the year ended December 31, 2011, we reclassified a $38.2 million loss and a tax benefit of $13.3 million, to interest expense and provision for (benefit from) income taxes, respectively, and a $0.4 million gain and a tax provision of $0.1 million, to fabrication revenue and provision for (benefit from) income taxes, respectively, in our consolidated statements of operations from accumulated other comprehensive income (loss).

(3)         During the year ended December 31, 2011, we recognized a gain of $3.3 million in other comprehensive income (loss), net of tax, related to changes in foreign currency translation adjustment.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables, interest rate swaps and debt. At December 31, 2013 and 2012, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets or model derived calculations using market yields observed in active markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 12 for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$1,040,155	$1,070,000	$814,423	$857,000
Floating rate debt	462,000	462,000	750,500	761,000
Total debt	$1,502,155	$1,532,000	$1,564,923	$1,618,000

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

In June 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela and by the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. The expropriation of our business in Venezuela meets the criteria established for recognition as discontinued operations under GAAP. Therefore, our Venezuela contract operations business is reflected as discontinued operations in our consolidated financial statements.

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

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received an initial payment of $176.7 million in cash at closing, of which we remitted $50.0 million to repay the amount we collected in January 2010 under the terms of an insurance policy we maintained for the risk of expropriation. We received installment payments, including an annual charge, totaling $69.3 million and $16.8 million during the years ended December 31, 2013 and 2012, respectively. The remaining principal amount due to us of approximately $182 million as of December 31, 2013, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other. We therefore recorded a reduction in previously unrecognized tax benefits, resulting in a $15.5 million benefit reflected in income (loss) from discontinued operations, net of tax, in our consolidated statements of operations during the year ended December 31, 2012.

In connection with the sale of these assets, we have agreed to suspend the arbitration proceeding previously filed by our Spanish subsidiary against Venezuela pending payment in full by PDVSA Gas of the purchase price for these nationalized assets.

In February 2013, the Venezuelan government announced a devaluation of the Venezuelan bolivar. This devaluation resulted in a translation gain of approximately $1.4 million on the remeasurement of our net liability position associated with our discontinued operations in Venezuela and is reflected in other (income) loss, net, in the table below during the year ended December 31, 2013. The functional currency of our Venezuelan subsidiary is the U.S. dollar, and we had more liabilities than assets denominated in bolivars in Venezuela at the time of the devaluation. The exchange rate used to remeasure our net liabilities changed from 4.3 bolivars per U.S. dollar at December 31, 2012 to 6.3 bolivars per U.S. dollar in February 2013.

In June 2012, we committed to a plan to sell our Canadian Operations as part of our continued emphasis on simplification and focus on our core businesses. Our Canadian Operations are reflected as discontinued operations in our consolidated financial statements. These operations were previously included in our North American contract operations and aftermarket services business segments. In connection with the planned disposition, we recorded impairment charges totaling $6.4 million and $80.2 million during the years ended December 31, 2013 and 2012, respectively. The impairment charges are reflected in income (loss) from discontinued operations, net of tax, in our consolidated statements of operations.

In July 2013, we completed the sale of our Canadian Operations to Ironline Compression Holdings LLC, an affiliate of Staple Street Capital L.L.C. We received the following consideration for the sale of the Canadian Operations (specified in either U.S. dollars (“$”) or Canadian dollars (“CDN$”)): (i) cash proceeds of $12.3 million, net of transaction expenses, (ii) a note receivable of CDN$8.1 million, (iii) contingent consideration of CDN$5.0 million based upon the Canadian Operations reaching a specified performance threshold prior to December 31, 2016 and (iv) a potential tax refund related to the Canadian Operations of CDN$1.6 million if such amounts are received by the Canadian Operations.

In December 2013, we abandoned our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. The abandonment of this business meets the criteria established for recognition as discontinued operations under GAAP. Therefore, our contract water treatment business is reflected as discontinued operations in our consolidated financial statements. This business was previously included in our North American contract operations business segment. During the years ended December 31, 2013 and 2012, we evaluated our contract water treatment business and recorded impairment charges of $2.4 million and $46.8 million, respectively. The impairment charges are reflected in income (loss) from discontinued operations, net of tax, in our consolidated statements of operations.

The following table summarizes the operating results of discontinued operations (in thousands):

	Years Ended December 31,
	2013				2012				2011
	Venezuela	Canada	Contract Water Treatment Business	Total	Venezuela	Canada	Contract Water Treatment Business	Total	Venezuela	Canada	Contract Water Treatment Business	Total
Revenue	$—	$24,458	$3,425	$27,883	$—	$50,557	$9,356	$59,913	$—	$53,591	$17,254	$70,845
Expenses and selling, general and administrative	883	21,810	3,352	26,045	1,275	50,521	10,088	61,884	1,302	59,421	14,104	74,827
Loss (recovery) attributable to expropriation and impairments	(66,344)	6,376	2,355	(57,613)	(136,947)	80,159	46,831	(9,957)	3,092	944	—	4,036
Other (income) loss, net	(4,552)	(30)	1,002	(3,580)	(219)	(130)	(76)	(425)	(150)	228	(23)	55
Provision for (benefit from) income taxes	—	166	(1,149)	(983)	(13,509)	2,564	(16,620)	(27,565)	1,719	(2,860)	1,112	(29)
Income (loss) from discontinued operations, net of tax	$70,013	$(3,864)	$(2,135)	$64,014	$149,400	$(82,557)	$(30,867)	$35,976	$(5,963)	$(4,142)	$2,061	$(8,044)

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	December 31, 2013			December 31, 2012
	Venezuela	Contract Water Treatment Business	Total	Venezuela	Canada	Contract Water Treatment Business	Total
Cash	$74	$—	$74	$113	$791	$—	$904
Accounts receivable	1	287	288	17	9,148	981	10,146
Inventory	—	50	50	—	9,826	1,380	11,206
Other current assets	16	14	30	41	1,810	—	1,851
Total current assets associated with discontinued operations	91	351	442	171	21,575	2,361	24,107
Property, plant and equipment	—	560	560	—	—	3,312	3,312
Deferred tax assets	—	20,358	20,358	—	—	22,928	22,928
Total assets associated with discontinued operations	$91	$21,269	$21,360	$171	$21,575	$28,601	$50,347

Accounts payable	$366	$2	$368	$499	$3,345	$236	$4,080
Accrued liabilities	1,998	867	2,865	4,335	2,724	335	7,394
Deferred revenue	—	—	—	—	669	517	1,186
Total current liabilities associated with discontinued operations	2,364	869	3,233	4,834	6,738	1,088	12,660
Other long-term liabilities	447	—	447	455	589	—	1,044
Total liabilities associated with discontinued operations	$2,811	$869	$3,680	$5,289	$7,327	$1,088	$13,704

3.  Inventory, net

Inventory, net of reserves, consisted of the following amounts (in thousands):

	December 31,
	2013	2012
Parts and supplies	$233,216	$231,357
Work in progress	139,763	120,930
Finished goods	40,948	34,043
Inventory, net	$413,927	$386,330

During 2013, 2012 and 2011, we recorded $4.5 million, $1.0 million and $5.0 million, respectively, in inventory write-downs and reserves for inventory, which were either obsolete, excess or carried at a price above market value. As of December 31, 2013 and 2012, we had inventory reserves of $14.1 million and $11.7 million, respectively.

4.  Fabrication Contracts

Costs, estimated earnings and billings on uncompleted contracts consisted of the following (in thousands):

	December 31,
	2013	2012
Costs incurred on uncompleted contracts	$713,889	$1,133,835
Estimated earnings	109,494	195,742
	823,383	1,329,577
Less — billings to date	(794,133)	(1,334,730)
	$29,250	$(5,153)

Costs, estimated earnings and billings on uncompleted contracts are presented in the accompanying financial statements as follows (in thousands):

	December 31,
	2013	2012
Costs and estimated earnings in excess of billings on uncompleted contracts	$117,175	$159,098
Billings on uncompleted contracts in excess of costs and estimated earnings	(87,925)	(164,251)
	$29,250	$(5,153)

5.  Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2013	2012
Compression equipment, facilities and other fleet assets	$4,304,019	$4,205,924
Land and buildings	197,778	186,410
Transportation and shop equipment	288,042	260,258
Other	181,411	161,439
	4,971,250	4,814,031
Accumulated depreciation	(2,150,978)	(1,975,312)
Property, plant and equipment, net	$2,820,272	$2,838,719

Depreciation expense was $312.4 million, $328.1 million and $331.5 million in 2013, 2012 and 2011, respectively. Assets under construction of $130.5 million and $146.9 million were primarily included in compression equipment, facilities and other fleet assets at December 31, 2013 and 2012, respectively. We capitalized $0.3 million, $1.2 million and $1.5 million of interest related to construction in process during 2013, 2012 and 2011, respectively.

6.  Intangible and Other Assets, net

Intangible and other assets, net, consisted of the following (in thousands):

	December 31,
	2013	2012
Deferred financing costs, net	$22,805	$18,348
Intangible assets, net	69,243	84,993
Deferred taxes	28,050	8,174
Other	44,738	40,405
Intangibles and other assets, net	$164,836	$151,920

Intangible assets and deferred financing costs consisted of the following (in thousands):

	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred financing costs	$56,192	$(33,387)	$44,112	$(25,764)
Marketing related (5-20 year life)	3,021	(1,873)	3,060	(1,675)
Customer related (10-20 year life)	163,051	(98,336)	164,562	(86,605)
Technology based (20 year life)	4,149	(3,604)	4,375	(3,561)
Contract based (2-11 year life)	55,251	(52,416)	55,776	(50,939)
Intangible assets and deferred financing costs	$281,664	$(189,616)	$271,885	$(168,544)

Amortization of deferred financing costs totaled $7.7 million, $7.2 million and $8.9 million in 2013, 2012 and 2011, respectively, and was recorded to interest expense in our consolidated statements of operations. Amortization of intangible assets totaled $15.1 million, $18.1 million and $21.3 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2014	$12,345
2015	10,461
2016	8,941
2017	7,312
2018	6,313
Thereafter	23,871
Total	$69,243

7.  Investments in Non-Consolidated Affiliates

Investments in affiliates that are not controlled by us where we have the ability to exercise significant control over the operations are accounted for using the equity method.

We own a 30.0% interest in WilPro Energy Services (PIGAP II) Limited and 33.3% interest in WilPro Energy Services (El Furrial) Limited which are joint ventures that provided natural gas compression and injection services in Venezuela. In May 2009, PDVSA assumed control over the assets of our Venezuelan joint ventures and transitioned the operations, including the hiring of their employees, to PDVSA. In March 2011, our Venezuelan joint ventures, together with the Netherlands’ parent company of our joint venture partners, filed a request for the institution of an arbitration proceeding against Venezuela with ICSID related to the seized assets and investments.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received an initial payment of $37.6 million in March 2012, and received installment payments, including an annual charge, totaling $19.0 million and $14.1 million during the years ended December 31, 2013 and 2012, respectively. The remaining principal amount due to us of approximately $39 million as of December 31, 2013, is payable in quarterly cash installments through the first quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

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

9.  Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Accrued salaries and other benefits	$99,686	$94,026
Accrued income and other taxes	77,882	106,804
Accrued warranty expense	4,644	4,561
Accrued interest	9,070	7,483
Interest rate swaps fair value	3,374	3,873
Deferred income taxes	1,331	1,430
Accrued start-up and commissioning expenses	8,445	5,552
Accrued other liabilities	74,517	47,257
Accrued liabilities	$278,949	$270,986

10.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2013	2012
Revolving credit facility due July 2016	$49,000	$70,000
Partnership’s revolving credit facility due November 2015	—	530,500
Partnership’s term loan facility due November 2015	—	150,000
Partnership’s revolving credit facility due May 2018	263,000	—
Partnership’s term loan facility due May 2018	150,000	—
Partnership’s 6% senior notes due April 2021 (presented net of the unamortized discount of $5.0 million as of December 31, 2013)	344,955	—
4.25% convertible senior notes due June 2014 (presented net of the unamortized discount of $11.3 million and $34.3 million, respectively)	343,661	320,673
4.75% convertible senior notes due January 2014	—	143,750
7.25% senior notes due December 2018	350,000	350,000
Other, interest at various rates, collateralized by equipment and other assets	1,539	—
Long-term debt	$1,502,155	$1,564,923

Exterran Senior Secured Credit Facility

In July 2011, we entered into a credit agreement providing for a five-year, $1.1 billion senior secured revolving credit facility (the “Credit Facility”), which matures in July 2016 and replaced our former senior secured credit facility. We incurred approximately $7.8 million in transaction costs related to the Credit Facility. These costs are included in intangible and other assets, net, and are being amortized over the facility term. As a result of the termination of our former senior secured credit facility, we expensed approximately $1.6 million of unamortized deferred financing costs associated with our former senior secured credit facility in the third quarter of 2011, which is reflected in interest expense in our consolidated statements of operations.

Concurrently with the execution of the credit agreement, we borrowed $387.3 million under the Credit Facility and used the proceeds to (i) repay the entire amount outstanding under our former senior secured credit facility and terminate that facility and (ii) pay customary fees and other expenses relating to the Credit Facility. In March 2012, we amended the Credit Facility to decrease the borrowing capacity under our revolving credit facility to $900.0 million. As a result, we expensed $1.3 million of unamortized deferred financing costs associated with our revolving credit facility in the first quarter of 2012, which is reflected in interest expense in our consolidated statements of operations.

Borrowings under the Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.50% to 2.50% and (ii) in the case of base rate loans, from 0.50% to 1.50%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2013, all amounts outstanding under the Credit Facility were LIBOR loans and the applicable margin was 1.5%. The weighted average annual interest rate at December 31, 2013 on the outstanding balance under the Credit Facility was 1.7%.

As of December 31, 2013, we had $49.0 million in outstanding borrowings and $106.1 million in outstanding letters of credit under the Credit Facility. At December 31, 2013, taking into account guarantees through letters of credit, we had undrawn and available capacity of $744.9 million under the Credit Facility.

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

The Credit Facility contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We are also subject to financial covenants, including a ratio of Adjusted EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 4.0 to 1.0.

The Partnership Revolving Credit Facility and Term Loan

In November 2010, the Partnership, as guarantor, and EXLP Operating LLC, a wholly-owned subsidiary of the Partnership, as borrower, entered into an amendment and restatement of their senior secured credit agreement (the “Partnership Credit Agreement”) to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. In March 2013, the Partnership Credit Agreement was amended to reduce the borrowing capacity under its revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. As a result of the March 2013 amendment, we expensed $0.7 million of unamortized deferred financing costs, which is reflected in interest expense in our consolidated statements of operations. During the years ended December 31, 2013, 2012 and 2011, the Partnership incurred transaction costs of approximately $4.3 million, $0.5 million and $1.0 million, respectively, related to the amendments to the Partnership Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the terms of the facilities. As of December 31, 2013, the Partnership had undrawn and available capacity of $387.0 million under its revolving credit facility.

The Partnership’s revolving credit and term loan facilities bear interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2013, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.0%. The weighted average annual interest rate on the outstanding balance of these facilities at December 31, 2013, excluding the effect of interest rate swaps, was 2.2%.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Agreement).

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Partnership Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. A material adverse effect with respect to the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts the Partnership’s ability to perform its obligations under the Partnership Credit Agreement, could lead to a default under that agreement. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreement, which would accelerate the Partnership’s obligation to repay its indebtedness under those agreements. As of December 31, 2013, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

The Partnership 6% Senior Notes

In March 2013, the Partnership issued $350.0 million aggregate principal amount of 6% senior notes due April 2021 (the “Partnership 6% Notes”). The Partnership used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under its revolving credit facility. During the year ended December 31, 2013, the Partnership incurred $7.8 million in transaction costs related to this issuance. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the Partnership 6% Notes. The Partnership 6% Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. During the year ended December 31, 2013, we recognized $0.4 million of interest expense related to the amortization of the debt discount. In January 2014, holders of the 6% Notes exchanged their 6% Notes for registered notes with the same terms.

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

7.25% Senior Notes

In November 2010, we issued $350.0 million aggregate principal amount of 7.25% senior notes due December 2018 (the “7.25% Notes”). The 7.25% Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries that guarantee indebtedness under the Credit Facility and certain of our future subsidiaries. The Partnership and its subsidiaries have not guaranteed the 7.25% Notes. The 7.25% Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 7.25% Notes and guarantees are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of our non-guarantor subsidiaries.

Prior to December 1, 2013, we could redeem all or a part of the 7.25% Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, we could redeem up to 35% of the aggregate principal amount of the 7.25% Notes prior to December 1, 2013 with the net proceeds of a public or private equity offering at a redemption price of 107.250% of the principal amount of the 7.25% Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the 7.25% Notes issued under the indenture remained outstanding after such redemption and the redemption occurred within 120 days of the date of the closing of such equity offering. On or after December 1, 2013, we may redeem all or a part of the 7.25% Notes at redemption prices (expressed as percentages of principal amount) equal to 105.438% for the twelve-month period beginning on December 1, 2013, 103.625% for the twelve-month period beginning on December 1, 2014, 101.813% for the twelve-month period beginning on December 1, 2015 and 100.000% for the twelve-month period beginning on December 1, 2016 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the 7.25% Notes.

4.25% Convertible Senior Notes

In June 2009, we issued $355.0 million aggregate principal amount of 4.25% convertible senior notes due June 2014 (the “4.25% Notes”). The 4.25% Notes are classified as long-term because we have the intent and ability to refinance the maturity of the notes with borrowings under our existing Credit Facility and/or through conversion of the notes into common shares. The 4.25% Notes are convertible upon the occurrence of certain conditions into shares of our common stock at an initial conversion rate of 43.1951 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to an initial conversion price of approximately $23.15 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events and certain corporate transactions. The value of the shares into which the 4.25% Notes can be converted exceeds their principal amount by $169.4 million as of December 31, 2013. We may not redeem the 4.25% Notes prior to their maturity date.

GAAP requires that the liability and equity components of certain convertible debt instruments that may be settled in cash upon conversion be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. Upon issuance of our 4.25% Notes, $97.9 million was recorded as a debt discount and reflected in equity related to the convertible feature of these notes. The discount on the 4.25% Notes will be amortized using the effective interest method through June 30, 2014. During each of the years ended December 31, 2013, 2012 and 2011, we recognized $15.1 million of interest expense related to the contractual interest coupon. During the years ended December 31, 2013, 2012 and 2011, we recognized $23.0 million, $20.5 million and $18.3 million, respectively, of interest expense related to the amortization of the debt discount. The effective interest rate on the debt component of these notes is 11.67%.

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

4.75% Convertible Senior Notes

In January 2013, we redeemed for cash all $143.8 million principal amount outstanding of our 4.75% convertible senior notes (the “4.75% Notes”) at a redemption price of 100% of the principal amount thereof plus accrued but unpaid interest to, but excluding, the redemption date. Upon redemption, the 4.75% Notes were no longer deemed outstanding, interest ceased to accrue thereon and all rights of the holders of the 4.75% Notes ceased to exist. We financed the redemption of the 4.75% Notes through borrowings under our revolving credit facility. As a result of the redemption, we expensed $0.9 million of unamortized deferred financing costs in the first quarter of 2013, which is reflected in interest expense in our consolidated statements of operations.

Debt Compliance

We were in compliance with our debt covenants as of December 31, 2013. If we fail to remain in compliance with our financial covenants we would be in default under our credit agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impact our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements.

Long-Term Debt Maturity Schedule

Contractual maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2013 are as follows (in thousands):

	December 31,
	2013
2014	$355,000	(1)
2015	427
2016	49,234
2017	234
2018	763,234
Thereafter	350,410	(2)
Total debt	$1,518,539	(1)(2)

(1)                  This amount includes the full face value of the 4.25% Notes and is not reduced by the unamortized discount of $11.3 million as of December 31, 2013. The 4.25% Notes are classified as long-term because we have the intent and ability to refinance the maturity of the notes with borrowings under our existing Credit Facility and/or through conversion of the notes into common shares.

(2)                  This amount includes the full face value of the Partnership’s 6% Notes and is not reduced by the unamortized discount of $5.0 million as of December 31, 2013.

11.  Accounting for Derivatives

We are exposed to market risks associated with changes in interest rates and foreign currency exchange rates. We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We also use derivative financial instruments to minimize the risks caused by currency fluctuations in certain foreign currencies. We do not use derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

At December 31, 2013, the Partnership was a party to interest rate swaps with a notional value of $250.0 million, pursuant to which it makes fixed payments and receives floating payments. The Partnership entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. These interest rate swaps expire in May 2018. As of December 31, 2013, the weighted average effective fixed interest rate on the interest rate swaps was 1.7%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. There was no ineffectiveness related to interest rate swaps during the years ended December 31, 2013, 2012 and 2011. We estimate that $3.4 million of deferred pre-tax losses attributable to existing interest rate swaps and included in our accumulated other comprehensive income (loss) at December 31, 2013, will be reclassified into earnings as interest expense at then current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our consolidated statement of cash flows.

In May 2013, the Partnership amended its interest rate swap agreements with a notional value of $250.0 million to adjust the fixed interest rates and extend the maturity dates to May 2018 consistent with the maturity date of the Partnership Credit Agreement. These amendments effectively created new derivative contracts and terminated the old derivative contracts. As a result, we designated the new hedge relationships under the amended terms and de-designated the original hedge relationships as of the termination date. Upon the designation of the new hedge relationships, we recorded an inception gain of $9.2 million in accumulated other comprehensive income (loss), which is being amortized into interest expense over the terms of the new hedge relationships. During the year ended December 31, 2013, we reclassified $2.2 million of pre-tax inception gains from these new hedge relationships into interest expense. We estimate that $3.4 million of deferred pre-tax inception gains from these new hedge relationships will be amortized into interest expense during the next twelve months. The original hedge relationships qualified for hedge accounting and were included at their fair value in our balance sheet as a liability and accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements immediately prior to the execution of the amendments was a liability of $8.8 million. The associated amount in accumulated other comprehensive income (loss) is being amortized into interest expense over the original terms of the swaps. During the year ended December 31, 2013, we reclassified $2.5 million of pre-tax losses from these terminated interest rate swaps into interest expense. We estimate that $3.7 million of deferred pre-tax losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.

In the fourth quarter of 2010, the Partnership and we paid $43.0 million to terminate interest rate swap agreements with a total notional value of $585.0 million and a weighted average effective fixed interest rate of 4.6%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive income (loss) is being amortized into interest expense over the original terms of the swaps. During the year ended December 31, 2013, we reclassified $1.6 million of pre-tax losses from these terminated interest rate swaps into interest expense. We estimate that $0.9 million of deferred pre-tax losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.

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

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	December 31, 2013
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$322
Interest rate hedges	Accrued liabilities	(3,374)
Total derivatives		$(3,052)

	December 31, 2012
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Accrued liabilities	$(3,873)
Interest rate hedges	Other long-term liabilities	(6,043)
Total derivatives		$(9,916)

Year Ended December 31, 2013
Location of Pre-tax
		Gain (Loss)	Pre-tax Gain (Loss)
	Pre-tax Gain (Loss)	Reclassified from	Reclassified from
	Recognized in Other	Accumulated Other	Accumulated Other
	Comprehensive	Comprehensive	Comprehensive
	Income (Loss) on	Income (Loss)	Income (Loss)
	Derivatives	into Income (Loss)	into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$3,057	Interest expense	$(6,124)

Year Ended December 31, 2012
Location of Pre-tax
		Gain (Loss)	Pre-tax Gain (Loss)
	Pre-tax Gain (Loss)	Reclassified from	Reclassified from
	Recognized in Other	Accumulated Other	Accumulated Other
	Comprehensive	Comprehensive	Comprehensive
	Income (Loss) on	Income (Loss)	Income (Loss)
	Derivatives	into Income (Loss)	into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(6,066)	Interest expense	$(26,284)

	Year Ended December 31, 2011
		Location of Pre-tax
		Gain (Loss)	Pre-tax Gain (Loss)
	Pre-tax Gain (Loss)	Reclassified from	Reclassified from
	Recognized in Other	Accumulated Other	Accumulated Other
	Comprehensive	Comprehensive	Comprehensive
	Income (Loss) on	Income (Loss)	Income (Loss)
	Derivatives	into Income (Loss)	into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(17,064)	Interest expense	$(47,729)
Foreign currency hedge	—	Fabrication revenue	410
Total	$(17,064)		$(47,319)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, with pricing levels as of the date of valuation (in thousands):

	December 31, 2013			December 31, 2012
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$—	$322	$—	$—	$—	$—
Interest rate swaps liability	—	(3,374)	—	—	(9,916)	—

On a quarterly basis, the interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2013 and 2012, with pricing levels as of the date of valuation (in thousands):

	Year Ended December 31, 2013			Year Ended December 31, 2012
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$5,475	$—	$—	$32,342
Impaired long-lived assets — Discontinued operations	—	—	762	—	—	3,312
Long-term receivable from the sale of our Canadian Operations	—	—	7,300	—	—	—

Our estimate of the impaired long-lived assets’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. Because we expected the disposition of the fleet assets we impaired during the second quarter of 2012 to take more than twelve months, we discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a discount rate of 10.4%. Impaired long-lived assets in the table above also includes our estimate of the fair value of the impaired assets of the entity that owned our fabrication facility in the United Kingdom, which was based on the net transaction value set forth in our July 2013 agreement to sell this entity. Our estimate of the fair value of the impaired assets of our Canadian Operations, which are classified as discontinued operations, was based on our expected proceeds, net of selling costs, set forth in our July 2013 agreement to sell this business. Our estimate of the fair value of our contract water treatment business, which is classified as discontinued operations, was based on expected net sales proceeds of idle assets that have been culled from our fleet. Our estimate of the fair value of the long-term receivable from the sale of our Canadian Operations, which included a note receivable and contingent consideration, was discounted based on a settlement period of 5.5 years, a discount rate of 13% and a probability weighted factor of the achievement of the specified performance threshold.

13.  Long-Lived Asset Impairment

During 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 280 idle compressor units, representing approximately 76,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $14.9 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In July 2013, as part of our continued emphasis on simplification and focus on our core business, we sold the entity that owned our fabrication facility in the United Kingdom. As a result, we recorded impairment charges of $11.9 million during the year ended December 31, 2013.

During 2013, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $1.8 million on these assets.

During 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 930 idle compressor units, representing approximately 318,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $97.1 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

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

During 2011, we reviewed our idle compression assets used in our contract operations segments for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. As a result, we performed an impairment review and recorded a $5.7 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During 2011, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $0.4 million on these assets.

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

During the years ended December 31, 2012 and 2011, we incurred $6.5 and $11.6 million, respectively, of restructuring charges primarily related to termination benefits and consulting services. These charges are reflected as restructuring charges in our consolidated statements of operations.

Restructuring charges by segment are as follows (in thousands):

	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Other(1)	Total
Costs incurred in 2011	$53	$502	$422	$1,574	$9,043	$11,594
Costs incurred in 2012	813	800	485	902	3,471	6,471
Total costs incurred	$866	$1,302	$907	$2,476	$12,514	$18,065

(1)                  Includes corporate related items

15.  Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$127,907	$(152,518)	$(271,665)
Foreign	48,540	33,618	(71,626)
Income (loss) before income taxes	$176,447	$(118,900)	$(343,291)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current tax provision (benefit):
U.S. federal	$(310)	$(7,050)	$4,020
State	5,461	2,182	6,552
Foreign	55,796	35,238	28,000
Total current	60,947	30,370	38,572
Deferred tax provision (benefit):
U.S. federal	17,292	(55,327)	(73,126)
State	(931)	(5,043)	(7,874)
Foreign	7,411	(15,755)	30,711
Total deferred	23,772	(76,125)	(50,289)
Provision for (benefit from) income taxes	$84,719	$(45,755)	$(11,717)

The provision for (benefit from) income taxes for 2013, 2012 and 2011 resulted in effective tax rates on continuing operations of 48.0%, 38.5% and 3.4%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Income taxes at U.S. federal statutory rate of 35%	$61,756	$(41,615)	$(120,152)
Net state income taxes	3,318	(2,836)	(538)
Foreign taxes	28,470	14,607	5,085
Noncontrolling interest	(12,685)	(1,772)	(1,103)
Foreign tax credits	(14,659)	(9,925)	(11,431)
Unrecognized tax benefits	2,889	(166)	(741)
Valuation allowances	21,486	14,649	62,318
Goodwill impairment	—	—	53,988
Proceeds from sale of joint venture assets	(6,650)	(18,019)	—
Other	794	(678)	857
Provision for (benefit from) income taxes	$84,719	$(45,755)	$(11,717)

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

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$169,533	$210,955
Inventory	6,684	2,254
Alternative minimum tax credit carryforwards	5,615	5,920
Accrued liabilities	14,446	15,392
Foreign tax credit carryforwards	124,850	110,191
Other	40,608	37,584
Subtotal	361,736	382,296
Valuation allowances	(102,418)	(86,054)
Total deferred tax assets	259,318	296,242
Deferred tax liabilities:
Property, plant and equipment	(209,297)	(256,502)
Basis difference in the Partnership	(104,079)	(65,422)
Total deferred tax liabilities	(313,376)	(321,924)
Net deferred tax liabilities	$(54,058)	$(25,682)

Tax balances are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2013	2012
Current deferred income tax assets	$117,576	$88,508
Intangibles and other assets	28,050	8,174
Accrued liabilities	(1,331)	(1,430)
Deferred income tax liabilities	(198,353)	(120,934)
Net deferred tax liabilities	$(54,058)	$(25,682)

At December 31, 2013, we had U.S. federal net operating loss carryforwards of approximately $177.0 million that are available to offset future taxable income. If not used, the carryforwards will begin to expire in 2023. We also had approximately $360.2 million of net operating loss carryforwards in certain foreign jurisdictions (excluding discontinued operations), approximately $199.0 million of which has no expiration date, $60.5 million of which is subject to expiration from 2014 to 2018, and the remainder of which expires in future years through 2033. Foreign tax credit carryforwards of $124.9 million and alternative minimum tax credit carryforwards of $5.6 million are available to offset future payments of U.S. federal income tax. The foreign tax credits will expire in varying amounts beginning in 2014, whereas the alternative minimum tax credits may be carried forward indefinitely under current U.S. tax law.

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

On September 13, 2013, the U.S. Treasury Department and the IRS issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the “tangible property regulations”). The tangible property regulations are generally effective for tax years beginning on or after January 1, 2014, and although they may be adopted in earlier years, we do not intend to do so. The tangible property regulations will require us to make tax accounting method changes or file election statements with our U.S. federal tax return for our tax year beginning on January 1, 2014; however, we do not believe these new requirements will have a material impact on our consolidated financial statements.

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

In the fourth quarter of 2013, a $9.0 million valuation allowance was recorded against the deferred tax asset for Italy net operating loss carryforwards. Although the net operating losses have an unlimited carryforward period, cumulative losses in recent years and losses expected in the near term result in it no longer being more likely than not that we will realize the deferred tax asset in the foreseeable future. Due to annual limitations on the utilization of Italy net operating loss carryforwards, we would need to generate more than $40 million of taxable income in Italy to fully realize the deferred tax asset

In the fourth quarter of 2011, a $48.6 million valuation allowance was recorded against the deferred tax asset for Brazil net operating loss carryforwards. Although the net operating losses have an unlimited carryforward period, cumulative losses in recent years and losses expected in the near term result in it no longer being more likely than not that we will realize the deferred tax asset in the foreseeable future. Due to annual limitations on the utilization of Brazil net operating loss carryforwards, we would need to generate more than $400 million of taxable income in Brazil to fully realize the deferred tax asset.

We have not provided U.S. federal income taxes on indefinitely (or permanently) reinvested cumulative earnings of approximately $757.1 million generated by our non-U.S. subsidiaries. Such earnings are from ongoing operations which will be used to fund international growth. We have not recorded a deferred tax liability related to these unremitted foreign earnings as it is not practicable to estimate the amount of unrecognized deferred tax liabilities. In the event of a distribution of those earnings to the U.S. in the form of dividends, we may be subject to both foreign withholding taxes and U.S. federal income taxes net of allowable foreign tax credits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including discontinued operations) is shown below (in thousands):

	Years Ended December 31,
	2013	2012	2011
Beginning balance	$9,597	$14,745	$15,614
Additions based on tax positions related to current year	365	289	—
Additions based on tax positions related to prior years	1,710	1,579	—
Reductions based on settlement with government authority	—	(5,753)	—
Reductions based on lapse of statute of limitations	(97)	(1,263)	(167)
Reductions based on tax positions related to prior years	(316)	—	(702)
Ending balance	$11,259	$9,597	$14,745

We had $11.3 million, $9.6 million and $14.7 million of unrecognized tax benefits at December 31, 2013, 2012 and 2011, respectively, which if recognized, would affect the effective tax rate (except for amounts that would be reflected in income (loss) from discontinued operations, net of tax). We also have recorded $3.4 million, $2.4 million and $11.9 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions (including discontinued operations) as of December 31, 2013, 2012 and 2011, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense.

We and our subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in numerous state and foreign jurisdictions. We are subject to U.S. federal income tax examinations for tax years beginning from 1997 onward and, early in the second quarter of 2011, the Internal Revenue Service (“IRS”) commenced an examination of our U.S. federal income tax returns for the tax years 2006, 2008 and 2009. In October 2012, the IRS completed its examination and issued Revenue Agent’s Reports (“RARs”) that reflected an aggregate over-assessment of $0.9 million. All of the adjustments proposed in the RARs were agreed, except for the disallowance of our telephone excise tax refund (“TETR”) claims of $0.5 million related to the 2006 tax year, for which we filed protests with the Appeals Division of the IRS. We settled with the IRS Appeals Division in December 2013 for more than 90% of our TETR claims and expect to receive refunds in the first quarter of 2014. The $0.9 million over-assessment will be refunded to us once the Joint Committee on Taxation provides final approval which is reasonably possible to occur before the end of 2014. We do not expect any tax adjustments from later tax years that would have a material impact on our financial position or results of operations.

State income tax returns are generally subject to examination for a period of three to five years after filing the returns. However, the state impact of any U.S. federal audit adjustments and amendments remains subject to examination by various states for up to one year after formal notification to the states. As of December 31, 2013, we did not have any state audits underway that would have a material impact on our financial position or results of operations.

We are subject to examination by taxing authorities throughout the world, including major foreign jurisdictions such as Argentina, Brazil, Italy and Mexico. With few exceptions, we and our subsidiaries are no longer subject to foreign income tax examinations for tax years before 2003. Several foreign audits are currently in progress and we do not expect any tax adjustments that would have a material impact on our financial position or results of operations.

We believe it is reasonably possible that a decrease of up to $2.2 million in unrecognized tax benefits may be necessary on or before December 31, 2014 due to the settlement of audits and the expiration of statutes of limitations. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from these estimates.

16.  Common Stockholders’ Equity

The Exterran Holdings, Inc. 2007 Amended and Restated Stock Incentive Plan (the “2007 Plan”) and the Exterran Holdings, Inc. 2013 Stock Incentive Plan (the “2013 Plan”) allows us to withhold shares to use upon vesting of restricted stock at the then current market price to cover taxes required to be withheld on the vesting date. We purchased 173,267 of our shares from participants for approximately $4.5 million during 2013 to cover tax withholding. The 2007 Plan and 2013 Plan are administered by the compensation committee of our board of directors.

17.  Stock-Based Compensation and Awards

The following table presents the stock-based compensation expense included in our results of operations (in thousands):

	Years Ended December 31,
	2013	2012	2011
Stock options	$2,241	$2,552	$3,916
Restricted stock, restricted stock units, cash settled restricted stock units, cash settled performance awards and phantom units	20,518	16,583	14,970
Employee stock purchase plan	142	114	278
Total stock-based compensation expense	$22,901	$19,249	$19,164

Stock Incentive Plan

In April 2013, we adopted the 2013 Plan to provide for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, other stock-based awards and dividend equivalent rights to employees, directors and consultants of Exterran. Under the 2013 Plan, the maximum number of shares of common stock available for issuance pursuant to awards is 6,500,000. Each option and stock appreciation right granted counts as one share against the aggregate share limit, and any share subject to a stock settled award other than a stock option, stock appreciation right or other award for which the recipient pays intrinsic value counts as 1.75 shares against the aggregate share limit. Awards granted under the 2013 Plan that are subsequently cancelled, terminated or forfeited are available for future grant. Cash settled awards are not counted against the aggregate share limit. Upon effectiveness of the 2013 Plan, no additional grants may be made under the 2007 Plan and the Exterran Holdings, Inc. 2011 Employment Inducement Long-Term Equity Plan (the “Employment Inducement Plan”). Previous grants made under the 2007 Plan and the Employment Inducement Plan will continue to be governed by their respective plans.

Stock Options

Stock options are granted at fair market value at the grant date, are exercisable according to the vesting schedule established by the compensation committee of our board of directors in its sole discretion and expire no later than seven years after the grant date. Stock options generally vest one-third per year on each anniversary of the grant date.

The weighted average grant date fair value for stock options granted during the years ended December 31, 2013, 2012 and 2011 was $10.19, $5.74 and $5.81, respectively, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected life in years	4.5	4.5	4.5
Risk-free interest rate	0.66%	0.78%	1.23%
Volatility	49.19%	47.96%	45.17%
Dividend yield	0.0%	0.0%	0.0%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for a period commensurate with the estimated expected life of the stock options. Expected volatility is based on the historical volatility of our stock over the period commensurate with the expected life of the stock options and other factors. At the time of the stock option grants during each of the years ended December 31, 2013, 2012 and 2011, we had not historically paid any dividends and did not expect to pay any dividends during the expected life of the stock options.

The following table presents stock option activity during the year ended December 31, 2013:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, December 31, 2012	2,584	$27.02
Granted	177	25.04
Exercised	(459)	18.12
Cancelled	(150)	33.94
Options outstanding, December 31, 2013	2,152	28.27	3.4	$26,522
Options exercisable, December 31, 2013	1,696	31.27	2.9	18,742

Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during 2013, 2012 and 2011 was $4.4 million, $0.1 million and $0.2 million, respectively. As of December 31, 2013, we expect $2.0 million of unrecognized compensation cost related to unvested stock options to be recognized over the weighted-average period of 1.3 years.

Restricted Stock, Restricted Stock Units, Cash Settled Restricted Stock Units and Cash Settled Performance Awards

For grants of restricted stock and restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the grant date. We remeasure the fair value of cash settled restricted stock units and cash settled performance awards and record a cumulative adjustment of the expense previously recognized. Our obligation related to the cash settled restricted stock units and cash settled performance awards is reflected as a liability in our consolidated balance sheets. Our grants of restricted stock, restricted stock units, cash settled restricted stock units and cash settled performance awards generally vest one-third per year on each anniversary of the grant date.

The following table presents restricted stock, restricted stock unit, cash settled restricted stock unit and cash settled performance award activity during the year ended December 31, 2013:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, December 31, 2012	1,992	$16.12
Granted	702	25.10
Vested	(924)	17.56
Change in expected vesting of cash settled performance awards	20	25.04
Cancelled	(118)	19.33
Non-vested awards, December 31, 2013(1)	1,672	18.97

(1)                  Non-vested awards as of December 31, 2013 are comprised of 419 thousand cash settled restricted stock units and cash settled performance awards and 1,253 thousand restricted stock shares and restricted stock units.

As of December 31, 2013, we expect $23.4 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units, cash settled restricted stock units and cash settled performance awards to be recognized over the weighted-average period of 1.5 years.

Employee Stock Purchase Plan

In August 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. In May 2011, we amended the ESPP to increase the maximum number of shares of common stock available for purchase under the ESPP to 1,000,000. At December 31, 2013, 238,281 shares remained available for purchase under the ESPP. Our ESPP is compensatory and, as a result, we record an expense in our consolidated statements of operations related to the ESPP. The purchase discount under the ESPP is 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.

Directors’ Stock and Deferral Plan

On August 20, 2007, we adopted the Exterran Holdings, Inc. Directors’ Stock and Deferral Plan to provide non-employee members of the board of directors with an opportunity to elect to receive our common stock as payment for a portion or all of their retainer and meeting fees. The number of shares paid each quarter is determined by dividing the dollar amount of fees elected to be paid in common stock by the closing sales price per share of the common stock on the last day of the quarter. In addition, directors who elect to receive a portion or all of their fees in the form of common stock may also elect to defer, until a later date, the receipt of a portion or all of their fees to be received in common stock. We have reserved 100,000 shares under the Directors’ Stock and Deferral Plan, and as of December 31, 2013, 56,858 shares remain available to be issued under the plan.

Partnership Long-Term Incentive Plan

The Partnership’s Long-Term Incentive Plan (the “Partnership Plan”) was adopted, in October 2006 for employees, directors and consultants of the Partnership, us and our respective affiliates. A maximum of 1,035,378 common units, common unit options, restricted units and phantom units are available under the Partnership Plan. The Partnership Plan is administered by the board of directors of Exterran GP LLC, the general partner of the Partnership’s general partner, or a committee thereof (the “Partnership Plan Administrator”).

Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Partnership Plan Administrator, cash equal to the fair market value of a common unit. Phantom units granted under the Partnership Plan may include tandem distribution equivalent rights, which provide for the right to receive cash distributions on the units, subject to the same vesting restrictions and risk of forfeiture applicable to the underlying grant.

Partnership Phantom Units

During the year ended December 31, 2013, the Partnership granted 55,334 phantom units to officers and directors of Exterran GP LLC and certain of our employees, which generally vest one-third per year on each anniversary of the grant date.

The following table presents phantom unit activity during the year ended December 31, 2013:

	Phantom Units (in thousands)	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2012	64	$23.62
Granted	55	23.76
Vested	(28)	23.45
Cancelled	(6)	24.31
Phantom units outstanding, December 31, 2013	85	23.72

As of December 31, 2013, we expect $1.3 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 1.7 years.

18.  Retirement Benefit Plan

Our 401(k) retirement plan provides for optional employee contributions up to the Internal Revenue Service limit and discretionary employer matching contributions. We make discretionary matching contributions to each participant’s account at a rate of (i) 100% of each participant’s first 1% of contributions plus (ii) 50% of each participant’s contributions up to the next 5% of eligible compensation. We recorded matching contributions of $8.2 million, $7.5 million and $8.6 million during 2013, 2012 and 2011, respectively.

19.  Transactions Related to the Partnership

In March 2013, we sold to the Partnership contract operations customer service agreements with 50 customers and a fleet of 363 compressor units used to provide compression services under those agreements, comprising approximately 256,000 horsepower, or 8% (by then available horsepower) of our and the Partnership’s combined U.S. contract operations business. The assets sold also included 204 compressor units, comprising approximately 99,000 horsepower, previously leased to the Partnership and contracts relating to approximately 6,000 horsepower of compressor units the Partnership already owned and previously leased to us. Total consideration for the transaction was approximately $174.0 million, excluding transaction costs, and consisted of the Partnership’s issuance to us of approximately 7.1 million common units and approximately 145,000 general partner units. As a result, adjustments were made to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

In March 2012, we sold to the Partnership contract operations customer service agreements with 39 customers and a fleet of 406 compressor units used to provide compression services under those agreements, comprising approximately 188,000 horsepower, or 5% (by then available horsepower) of our and the Partnership’s combined U.S. contract operations business. The assets sold also included 139 compressor units, comprising approximately 75,000 horsepower, previously leased to the Partnership, and a natural gas processing plant with a capacity of 10 million cubic feet per day used to provide processing services. Total consideration for the transaction was approximately $182.8 million, excluding transaction costs, and consisted of the Partnership’s payment of $77.4 million in cash and assumption of $105.4 million of our long-term debt.

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

In June 2011, we sold to the Partnership contract operations customer service agreements with 34 customers and a fleet of 407 compressor units used to provide compression services under those agreements, comprising approximately 289,000 horsepower, or 8% (by then available horsepower) of our and the Partnership’s combined U.S. contract operations business (the “June 2011 Contract Operations Acquisition”). In addition, the assets sold included 207 compressor units, comprising approximately 98,000 horsepower, previously leased to the Partnership, and a natural gas processing plant with a capacity of 8 million cubic feet per day used to provide processing services. Total consideration for the transaction was approximately $223.0 million, excluding transaction costs. In connection with this acquisition, the Partnership assumed $159.4 million of our debt, paid us $62.2 million in cash and issued approximately 51,000 general partner units to GP.

In May 2011, the Partnership sold, pursuant to a public underwritten offering, 5,134,175 common units representing limited partner interests in the Partnership, including 134,175 common units sold pursuant to an over-allotment option. The Partnership used the $127.7 million of net proceeds from this offering (i) to repay approximately $64.8 million of borrowings outstanding under its revolving credit facility and (ii) for general partnership purposes, including to fund a portion of the consideration for the June 2011 Contract Operations Acquisition. In connection with this sale and as permitted under the Partnership’s partnership agreement, the Partnership issued and sold to GP approximately 53,000 general partner units to maintain the GP’s approximate 2.0% general partner interest in the Partnership. The change in our ownership interest in the Partnership resulting from the sale of the common units resulted in adjustments to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

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

The following table presents the effects of changes from net income (loss) attributable to Exterran stockholders and changes in our equity interest of the Partnership on our equity attributable to Exterran stockholders (in thousands):

	Years Ended December 31,
	2013	2012
Net income (loss) attributable to Exterran stockholders	$123,164	$(39,486)
Increase in Exterran stockholders’ additional paid in capital for change in ownership of Partnership units	31,573	49,202
Change from net income (loss) attributable to Exterran stockholders and transfers to/from the noncontrolling interest	$154,737	$9,716

20.  Commitments and Contingencies

Rent expense for 2013, 2012 and 2011 was approximately $25.0 million, $22.0 million and $22.7 million, respectively. Commitments for future minimum rental payments with terms in excess of one year at December 31, 2013 are as follows (in thousands):

December 31,
2013
2014	$13,082
2015	9,893
2016	8,138
2017	7,313
2018	3,895
Thereafter	20,140
Total	$62,461

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of December 31, 2013
Performance guarantees through letters of credit(1)	2014-2017	$197,821
Standby letters of credit	2014	12,127
Commercial letters of credit	2014	2,883
Bid bonds and performance bonds(1)	2014-2023	82,457
Maximum potential undiscounted payments		$295,288

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

See Note 2 and Note 7 for a discussion of our gain contingencies related to assets that were expropriated in Venezuela.

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

Litigation and Claims

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. A large number of appraisal review boards denied our position, and we filed petitions for review in the appropriate district courts.

During 2013, we were party to two Heavy Equipment Statutes cases tried and completed in a Texas state district court. The cases were heard by the same court and in each case the court held that the revised Heavy Equipment Statutes apply to natural gas compressors. However, the court further held that the revised Heavy Equipment Statutes are unconstitutional as applied to natural gas compressors, which is favorable to the county appraisal districts. We continue to believe that the revised statutes are constitutional as applied to natural gas compressors and have appealed the court’s decision in our cases. In addition, we have filed motions for summary judgment in three other state district court cases, but have not yet received the courts’ decisions.

As a result of the new methodology, our ad valorem tax expense (which is reflected on our consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $8.0 million during the year ended December 31, 2013. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $14.8 million as of December 31, 2013, of which approximately $3.3 million has been agreed to by a number of appraisal review boards and county appraisal districts and $11.5 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with appraisal districts to stay or abate other pending district court cases. If we are unsuccessful in any of the cases with the appraisal districts, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to penalties and interest.

In the ordinary course of business, we are also involved in various other pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from any of these other actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, because of the inherent uncertainty of litigation and arbitration proceedings, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

21.  Recent Accounting Developments

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an update to the authoritative guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income (loss). Under this update, entities are required to present changes in accumulated other comprehensive income (loss) by component including the amount of the change that is due to reclassification and the amount that is due to current period other comprehensive income (loss). Entities are also required to present on the face of the financials where net income (loss) is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income (loss). The disclosure amendments in this update require a prescribed presentation, but do not require any additional disclosures and are effective for reporting periods beginning after December 15, 2012. The new presentation requirements did not have a material impact on our consolidated financial statements.

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

During each of the years ended December 31, 2013, 2012 and 2011, no individual customer accounted for more than 10% of our consolidated revenues.

The following table presents sales and other financial information by reportable segment during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	North
	America	International			Reportable
	Contract	Contract	Aftermarket		Segments
	Operations	Operations	Services	Fabrication	Total	Other(1)	Total(2)
2013:
Revenue from external customers	$627,844	$476,016	$395,600	$1,660,944	$3,160,404	$—	$3,160,404
Gross margin(3)	345,355	279,072	86,182	252,397	963,006	—	963,006
Total assets	1,907,097	820,686	101,667	456,536	3,285,986	919,811	4,205,797
Capital expenditures	275,408	66,116	2,082	27,032	370,638	21,087	391,725

2012:
Revenue from external customers	$596,011	$463,957	$385,861	$1,348,417	$2,794,246	$—	$2,794,246
Gross margin(3)	311,308	279,349	82,271	156,480	829,408	—	829,408
Total assets	1,841,755	918,187	98,104	469,520	3,327,566	876,934	4,204,500
Capital expenditures	247,021	138,694	3,304	23,518	412,537	16,194	428,731

2011:
Revenue from external customers	$570,780	$445,059	$371,327	$1,225,459	$2,612,625	$—	$2,612,625
Gross margin(3)	276,971	260,654	59,567	123,222	720,414	—	720,414
Total assets	1,958,306	887,046	92,169	384,099	3,321,620	854,951	4,176,571
Capital expenditures	182,143	58,767	1,768	22,077	264,755	7,395	272,150

(1)                  Includes corporate related items.

(2)                  Totals exclude assets, capital expenditures and the operating results of discontinued operations.

(3)                  Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable measure calculated and presented in accordance with U.S. GAAP, below.

The following table presents assets from reportable segments to total assets as of December 31, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2013	2012
Assets from reportable segments	$3,285,986	$3,327,566
Other assets(1)	919,811	876,934
Assets associated with discontinued operations	21,360	50,347
Consolidated assets	$4,227,157	$4,254,847

(1)                  Includes corporate related items.

The following table presents geographic data as of and during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	U.S.	International	Consolidated
2013:
Revenues from external customers	$1,911,425	$1,248,979	$3,160,404
Property, plant and equipment, net	$1,945,991	$874,281	$2,820,272

2012:
Revenues from external customers	$1,810,713	$983,533	$2,794,246
Property, plant and equipment, net	$1,879,268	$959,451	$2,838,719

2011:
Revenues from external customers	$1,436,504	$1,176,121	$2,612,625
Property, plant and equipment, net	$1,970,129	$941,582	$2,911,711

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

The following table reconciles net income (loss) to gross margin (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$155,742	$(37,169)	$(339,618)
Selling, general and administrative	358,173	375,647	352,096
Depreciation and amortization	327,505	346,177	352,793
Long-lived asset impairment	28,637	136,614	6,068
Restructuring charges	—	6,471	11,594
Goodwill impairment	—	—	196,807
Interest expense	115,745	134,376	149,473
Equity in (income) loss of non-consolidated affiliates	(19,000)	(51,483)	471
Other (income) expense, net	(24,501)	506	(5,597)
Provision for (benefit from) income taxes	84,719	(45,755)	(11,717)
(Income) loss from discontinued operations, net of tax	(64,014)	(35,976)	8,044
Gross margin	$963,006	$829,408	$720,414

23.  Supplemental Guarantor Financial Information

Exterran Holdings, Inc. (“Parent”) is the issuer of the 7.25% Notes. Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC and EXH MLP LP LLC (each a 100% owned subsidiary; together, the “Guarantor Subsidiaries”), have agreed to fully and unconditionally on a joint and several senior unsecured basis guarantee Parent’s obligations relating to the 7.25% Notes. As a result of these guarantees, we are presenting the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. The Other Subsidiaries column includes financial information for those subsidiaries that do not guarantee the 7.25% Notes.

Condensed Consolidating Balance Sheet

December 31, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$141	$710,801	$509,747	$—	$1,220,689
Current assets associated with discontinued operations	—	—	442	—	442
Total current assets	141	710,801	510,189	—	1,221,131
Property, plant and equipment, net	—	1,143,111	1,677,161	—	2,820,272
Investments in affiliates	1,851,131	1,680,215	—	(3,531,346)	—
Intangible and other assets, net	20,060	29,555	126,451	(11,230)	164,836
Intercompany receivables	536,382	14,818	633,678	(1,184,878)	—
Long-term assets associated with discontinued operations	—	—	20,918	—	20,918
Total long-term assets	2,407,573	2,867,699	2,458,208	(4,727,454)	3,006,026
Total assets	$2,407,714	$3,578,500	$2,968,397	$(4,727,454)	$4,227,157

LIABILITIES AND EQUITY

Current liabilities	$2,963	$369,829	$264,681	$—	$637,473
Current liabilities associated with discontinued operations	—	—	3,233	—	3,233
Total current liabilities	2,963	369,829	267,914	—	640,706
Long-term debt	742,661	1,539	757,955	—	1,502,155
Intercompany payables	—	1,170,060	14,818	(1,184,878)	—
Other long-term liabilities	—	185,941	95,710	(11,230)	270,421
Long-term liabilities associated with discontinued operations	—	—	447	—	447
Total liabilities	745,624	1,727,369	1,136,844	(1,196,108)	2,413,729
Total equity	1,662,090	1,851,131	1,831,553	(3,531,346)	1,813,428
Total liabilities and equity	$2,407,714	$3,578,500	$2,968,397	$(4,727,454)	$4,227,157

Condensed Consolidating Balance Sheet

December 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$142	$754,303	$459,449	$(33)	$1,213,861
Current assets associated with discontinued operations	—	—	24,107	—	24,107
Total current assets	142	754,303	483,556	(33)	1,237,968
Property, plant and equipment, net	—	1,299,797	1,538,922	—	2,838,719
Investments in affiliates	1,631,185	1,145,551	—	(2,776,736)	—
Intangible and other assets, net	33,234	37,748	100,753	(19,815)	151,920
Intercompany receivables	704,319	83,362	419,108	(1,206,789)	—
Long-term assets associated with discontinued operations	—	—	26,240	—	26,240
Total long-term assets	2,368,738	2,566,458	2,085,023	(4,003,340)	3,016,879
Total assets	$2,368,880	$3,320,761	$2,568,579	$(4,003,373)	$4,254,847

LIABILITIES AND EQUITY

Current liabilities	$5,844	$462,668	$293,441	$(74)	$761,879
Current liabilities associated with discontinued operations	—	—	12,660	—	12,660
Total current liabilities	5,844	462,668	306,101	(74)	774,539
Long-term debt	884,423	—	680,500	—	1,564,923
Intercompany payables	—	1,123,427	83,362	(1,206,789)	—
Other long-term liabilities	—	103,481	128,375	(19,774)	212,082
Long-term liabilities associated with discontinued operations	—	—	1,044	—	1,044
Total liabilities	890,267	1,689,576	1,199,382	(1,226,637)	2,552,588
Total equity	1,478,613	1,631,185	1,369,197	(2,776,736)	1,702,259
Total liabilities and equity	$2,368,880	$3,320,761	$2,568,579	$(4,003,373)	$4,254,847

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$1,890,064	$1,555,835	$(285,495)	$3,160,404
Costs of sales (excluding depreciation and amortization expense)	—	1,453,000	1,029,893	(285,495)	2,197,398
Selling, general and administrative	252	176,210	181,711	—	358,173
Depreciation and amortization	—	130,478	197,027	—	327,505
Long-lived asset impairment	—	11,134	17,503	—	28,637
Interest expense	76,160	1,837	37,748	—	115,745
Intercompany charges, net	(35,126)	32,232	2,894	—	—
Equity in income of affiliates	(150,351)	(96,473)	(19,000)	246,824	(19,000)
Other (income) expense, net	39	(17,635)	(6,905)	—	(24,501)
Income before income taxes	109,026	199,281	114,964	(246,824)	176,447
Provision for (benefit from) income taxes	(14,138)	48,930	49,927	—	84,719
Income from continuing operations	123,164	150,351	65,037	(246,824)	91,728
Income from discontinued operations, net of tax	—	—	64,014	—	64,014
Net income	123,164	150,351	129,051	(246,824)	155,742
Less: Net income attributable to the noncontrolling interest	—	—	(32,578)	—	(32,578)
Net income attributable to Exterran stockholders	123,164	150,351	96,473	(246,824)	123,164
Other comprehensive income attributable to Exterran stockholders	6,169	5,966	6,693	(12,659)	6,169
Comprehensive income attributable to Exterran stockholders	$129,333	$156,317	$103,166	$(259,483)	$129,333

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$1,766,798	$1,219,072	$(191,624)	$2,794,246
Costs of sales (excluding depreciation and amortization expense)	—	1,393,194	763,268	(191,624)	1,964,838
Selling, general and administrative	788	203,067	171,792	—	375,647
Depreciation and amortization	—	136,236	209,941	—	346,177
Long-lived asset impairment	—	100,617	35,997	—	136,614
Restructuring charges	—	4,019	2,452	—	6,471
Interest expense	99,236	9,551	25,589	—	134,376
Intercompany charges, net	(57,651)	49,753	7,898	—	—
Equity in (income) loss of affiliates	11,744	(49,638)	(51,483)	37,894	(51,483)
Other (income) expense, net	40	(9,848)	10,314	—	506
Income (loss) before income taxes	(54,157)	(70,153)	43,304	(37,894)	(118,900)
Provision for (benefit from) income taxes	(14,671)	(58,409)	27,325	—	(45,755)
Income (loss) from continuing operations	(39,486)	(11,744)	15,979	(37,894)	(73,145)
Income from discontinued operations, net of tax	—	—	35,976	—	35,976
Net income (loss)	(39,486)	(11,744)	51,955	(37,894)	(37,169)
Less: Net income attributable to the noncontrolling interest	—	—	(2,317)	—	(2,317)
Net income (loss) attributable to Exterran stockholders	(39,486)	(11,744)	49,638	(37,894)	(39,486)
Other comprehensive income attributable to Exterran stockholders	17,850	10,292	3,888	(14,180)	17,850
Comprehensive income (loss) attributable to Exterran stockholders	$(21,636)	$(1,452)	$53,526	$(52,074)	$(21,636)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$1,363,693	$1,538,211	$(289,279)	$2,612,625
Costs of sales (excluding depreciation and amortization expense)	—	1,091,719	1,089,771	(289,279)	1,892,211
Selling, general and administrative	550	175,523	176,023	—	352,096
Depreciation and amortization	—	149,658	203,135	—	352,793
Long-lived asset impairment	—	4,724	1,344	—	6,068
Restructuring charges	—	—	11,594	—	11,594
Goodwill impairment	—	147,541	49,266	—	196,807
Interest expense	106,243	2,634	40,596	—	149,473
Intercompany charges, net	(67,493)	67,493	—	—	—
Equity in loss of affiliates	315,023	100,239	471	(415,262)	471
Other (income) expense, net	40	(10,586)	4,949	—	(5,597)
Loss before income taxes	(354,363)	(365,252)	(38,938)	415,262	(343,291)
Provision for (benefit from) income taxes	(13,755)	(50,229)	52,267	—	(11,717)
Loss from continuing operations	(340,608)	(315,023)	(91,205)	415,262	(331,574)
Loss from discontinued operations, net of tax	—	—	(8,044)	—	(8,044)
Net loss	(340,608)	(315,023)	(99,249)	415,262	(339,618)
Less: Net income attributable to the noncontrolling interest	—	—	(990)	—	(990)
Net loss attributable to Exterran stockholders	(340,608)	(315,023)	(100,239)	415,262	(340,608)
Other comprehensive income attributable to Exterran stockholders	26,284	17,519	6,319	(23,838)	26,284
Comprehensive loss attributable to Exterran stockholders	$(314,324)	$(297,504)	$(93,920)	$391,424	$(314,324)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(5,873)	$189,563	$164,978	$—	$348,668
Net cash provided by discontinued operations	—	—	7,036	—	7,036
Net cash provided by (used in) operating activities	(5,873)	189,563	172,014	—	355,704
Cash flows from investing activities:
Capital expenditures	—	(167,632)	(231,431)	7,338	(391,725)
Proceeds from sale of property, plant and equipment	—	28,274	80,375	(7,338)	101,311
Capital distributions received from consolidated subsidiaries	—	45,237	—	(45,237)	—
Decrease in restricted cash	—	—	14	—	14
Return of investments in non-consolidated affiliates	—	—	19,000	—	19,000
Investment in consolidated subsidiaries	—	(25,180)	—	25,180	—
Net cash used in continuing operations	—	(119,301)	(132,042)	(20,057)	(271,400)
Net cash provided by discontinued operations	—	—	74,949	—	74,949
Net cash used in investing activities	—	(119,301)	(57,093)	(20,057)	(196,451)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,102,500	—	1,005,537	—	2,108,037
Repayments of long-term debt	(1,267,250)	—	(928,500)	—	(2,195,750)
Payments for debt issuance costs	—	—	(12,147)	—	(12,147)
Payments for settlement of interest rate swaps that include financing element	—	—	(2,207)	—	(2,207)
Proceeds from stock options exercised	8,321	—	—	—	8,321
Proceeds from stock issued pursuant to our employee stock purchase plan	1,632	—	—	—	1,632
Purchases of treasury stock	(4,539)	—	—	—	(4,539)
Stock-based compensation excess tax benefit	1,910	—	—	—	1,910
Distributions to noncontrolling partners in the Partnership	—	—	(107,196)	45,237	(61,959)
Capital contributions received from parent	—	—	25,180	(25,180)	—
Borrowings (repayments) between consolidated subsidiaries, net	163,286	(79,169)	(84,117)	—	—
Net cash provided by (used in) financing activities	5,860	(79,169)	(103,450)	20,057	(156,702)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,487)	—	(1,487)
Net increase (decrease) in cash and cash equivalents	(13)	(8,907)	9,984	—	1,064
Cash and cash equivalents at beginning of period	24	10,461	24,116	—	34,601
Cash and cash equivalents at end of period	$11	$1,554	$34,100	$—	$35,665

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(6,877)	$127,305	$262,834	$—	$383,262
Net cash provided by discontinued operations	—	—	6,663	—	6,663
Net cash provided by (used in) operating activities	(6,877)	127,305	269,497	—	389,925
Cash flows from investing activities:
Capital expenditures	—	(205,356)	(223,375)	—	(428,731)
Contract operations acquisition	—	77,415	(77,415)	—	—
Proceeds from sale of property, plant and equipment	—	14,511	21,478	—	35,989
Capital distributions received from consolidated subsidiaries	—	30,782	—	(30,782)	—
Increase in restricted cash	—	—	(162)	—	(162)
Return of investments in non-consolidated affiliates	—	—	51,707	—	51,707
Cash invested in non-consolidated affiliates	—	—	(224)	—	(224)
Investment in consolidated subsidiaries	—	(27,184)	—	27,184	—
Net cash used in continuing operations	—	(109,832)	(227,991)	(3,598)	(341,421)
Net cash provided by discontinued operations	—	—	135,970	—	135,970
Net cash used in investing activities	—	(109,832)	(92,021)	(3,598)	(205,451)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,164,000	—	714,000	—	1,878,000
Repayments of long-term debt	(1,422,150)	—	(684,489)	—	(2,106,639)
Payments for debt issuance costs	—	—	(1,011)	—	(1,011)
Net proceeds from the sale of Partnership units	—	—	114,530	—	114,530
Proceeds from stock options exercised	562	—	—	—	562
Proceeds from stock issued pursuant to our employee stock purchase plan	1,635	—	—	—	1,635
Purchases of treasury stock	(2,422)	—	—	—	(2,422)
Stock-based compensation excess tax benefit	1,139	—	—	—	1,139
Distributions to noncontrolling partners in the Partnership	—	—	(87,866)	30,782	(57,084)
Net proceeds from sale of general partner units	—	—	2,426	(2,426)	—
Capital contributions received from parent	—	—	24,758	(24,758)	—
Borrowings (repayments) between consolidated subsidiaries, net	264,044	(9,822)	(254,222)	—	—
Net cash provided by (used in) financing activities	6,808	(9,822)	(171,874)	3,598	(171,290)
Effect of exchange rate changes on cash and cash equivalents	—	—	(486)	—	(486)
Net increase (decrease) in cash and cash equivalents	(69)	7,651	5,116	—	12,698
Cash and cash equivalents at beginning of period	93	2,810	19,000	—	21,903
Cash and cash equivalents at end of period	$24	$10,461	$24,116	$—	$34,601

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(1,191)	$62,519	$42,781	$—	$104,109
Net cash provided by discontinued operations	—	—	16,334	—	16,334
Net cash provided by (used in) operating activities	(1,191)	62,519	59,115	—	120,443
Cash flows from investing activities:
Capital expenditures	—	(171,470)	(100,680)	—	(272,150)
Contract operations acquisition	—	62,217	(62,217)	—	—
Proceeds from sale of property, plant and equipment	—	13,423	29,619	—	43,042
Cash paid for business acquisition	—	(3,000)	—	—	(3,000)
Capital distributions received from consolidated subsidiaries	—	30,766	—	(30,766)	—
Decrease in restricted cash	—	—	820	—	820
Investment in consolidated subsidiaries	—	(33,713)	—	33,713	—
Cash invested in non-consolidated affiliates	—	—	(471)	—	(471)
Return of investments in consolidated subsidiaries	87,419	—	87,419	(174,838)	—
Net cash provided by (used in) continuing operations	87,419	(101,777)	(45,510)	(171,891)	(231,759)
Net cash used in discontinued operations	—	—	(7,425)	—	(7,425)
Net cash provided by (used in) investing activities	87,419	(101,777)	(52,935)	(171,891)	(239,184)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,336,240	—	557,500	—	1,893,740
Repayments of long-term debt	(1,409,644)	—	(626,527)	—	(2,036,171)
Payments for debt issuance costs	(7,666)	—	(1,157)	—	(8,823)
Net proceeds from the sale of Partnership units	—	162,236	127,672	—	289,908
Proceeds from stock options exercised	526	—	—	—	526
Proceeds from stock issued pursuant to our employee stock purchase plan	1,887	—	—	—	1,887
Purchases of treasury stock	(2,941)	—	—	—	(2,941)
Stock-based compensation excess tax benefit	1,034	—	—	—	1,034
Distributions to noncontrolling partners in the Partnership	—	—	(70,636)	30,766	(39,870)
Net proceeds from sale of general partner units	—	—	1,316	(1,316)	—
Capital distributions to affiliates	—	(87,419)	(87,419)	174,838	—
Capital contributions received from parent	—	—	32,397	(32,397)	—
Borrowings (repayments) between consolidated subsidiaries, net	(5,731)	(34,285)	40,016	—	—
Net cash provided by (used in) financing activities	(86,295)	40,532	(26,838)	171,891	99,290
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,007)	—	(3,007)
Net increase (decrease) in cash and cash equivalents	(67)	1,274	(23,665)	—	(22,458)
Cash and cash equivalents at beginning of period	160	1,536	42,665	—	44,361
Cash and cash equivalents at end of period	$93	$2,810	$19,000	$—	$21,903

24.  Selected Quarterly Financial Data (Unaudited)

In management’s opinion, the summarized quarterly financial data below (in thousands, except per share amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our financial position and results of operations for the respective periods.

	March 31,	June 30,	September 30,	December 31,
	2013(1)(2)	2013(2)(3)	2013(2)(4)	2013(5)

Revenue from external customers	$809,896	$835,906	$775,584	$739,018
Gross profit(10)	145,808	166,145	167,049	159,092
Net income attributable to Exterran stockholders	50,205	9,335	40,977	22,647
Net income attributable to Exterran stockholders per common share:
Basic	$0.77	$0.14	$0.62	$0.34
Diluted	0.76	0.14	0.62	0.34

	March 31,	June 30,	September 30,	December 31,
	2012(2)(6)	2012(2)(7)	2012(2)(8)	2012(2)(9)

Revenue from external customers	$611,915	$628,580	$716,684	$837,067
Gross profit(10)	107,586	(15,552)	129,841	155,571
Net income (loss) attributable to Exterran stockholders	5,495	(152,608)	113,366	(5,739)
Net income (loss) attributable to Exterran stockholders per common share:
Basic	$0.09	$(2.40)	$1.75	$(0.09)
Diluted	0.09	(2.40)	1.74	(0.07)

(1)               In the first quarter of 2013, we recorded $34.3 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas, which included a prepayment of $17.2 million for the second quarter 2013 installment payment due to us (see Note 2), $4.7 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 7), $3.6 million of long-lived asset impairments (see Note 13) and $2.1 million of impairments related to Canadian discontinued operations (see Note 2).

(2)               In December 2013, we abandoned our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. Our contract water treatment business is reflected as discontinued operations in our consolidated financial statements. As a result, we reclassified $1.5 million, $1.4 million and $0.4 million of revenue to discontinued operations for the three months ended March 31, 2013, June 30, 2013 and September 30, 2013, respectively. Additionally, we reclassified $3.3 million, $2.2 million, $2.0 million and $1.9 million of revenue to discontinued operations for the three months ended March 31, 2012, June 30, 2012, September 30, 2012, and December 31, 2012, respectively.

(3)               In the second quarter of 2013, we recorded $16.6 million of long-lived asset impairments, including $11.9 million related to the entity that owned our fabrication facility in the United Kingdom which we sold in July 2013 (see Note 13), $4.7 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 7) and $3.9 million of impairments related to Canadian discontinued operations (see Note 2).

(4)               In the third quarter of 2013, we recorded $17.4 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 2), $4.5 million of long-lived asset impairments (see Note 13), $4.8 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 7) and $2.4 million of long-lived asset impairments related to our contract water treatment business which is reflected in discontinued operations (see Note 2).

(5)               In the fourth quarter of 2013, we recorded $17.6 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 2), $4.8 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 7) and $3.9 million of long-lived asset impairments (see Note 13).

(6)               In the first quarter of 2012, we recorded $37.6 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 7), $4.1 million of long-lived asset impairments (see Note 13) and $2.9 million of restructuring charges (see Note 14).

(7)               In the second quarter of 2012, we recorded $128.5 million of long-lived asset impairments (see Note 13), $4.7 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 7), $1.3 million of restructuring charges (see Note 14) and $40.8 million of impairments related to Canadian discontinued operations (see Note 2).

(8)               In the third quarter of 2012, we recorded $126.7 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 2), $4.8 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 7), $3.2 million of long-lived asset impairments (see Note 13), $1.5 million of restructuring charges (see Note 14) and $27.7 million of impairments related to Canadian discontinued operations (see Note 2).

(9)               In the fourth quarter of 2012, we recorded $46.8 million of impairments related to our contract water treatment business which is reflected in discontinued operations (see Note 2), $16.8 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 2), $4.6 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 7) and $11.6 million of impairments related to Canadian discontinued operations (see Note 2).

(10)        Gross profit is defined as revenue less cost of sales, direct depreciation and amortization expense and long-lived asset impairment charges.

25.  Subsequent Events

In February 2014, we received an installment payment, including an annual charge, of $17.8 million from PDVSA Gas relating to the 2012 sale of our Venezuelan subsidiary’s previously nationalized assets. As we have not recognized amounts payable to us by PDVSA Gas relating to the 2012 sale of our Venezuelan subsidiary’s previously nationalized assets as a receivable but rather as income from discontinued operations in the periods such payments are received, the installment payment received in February 2014 will be recognized as income from discontinued operations in the first quarter of 2014.

We have not paid any cash dividends on our common stock since our formation through the year ended December 31, 2013. On February 25, 2014, we announced that our board of directors declared an initial quarterly dividend of $0.15 per share of common stock, a rate of $0.60 per share on an annualized basis, to be paid on March 28, 2014 to stockholders of record at the close of business on March 14, 2014. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

EXTERRAN HOLDINGS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
December 31, 2013	$15,011	$2,174	$8,580	(1)	$8,605
December 31, 2012	11,229	8,754	4,972	(1)	15,011
December 31, 2011	12,925	1,488	3,184	(1)	11,229
Allowance for obsolete and slow moving inventory deducted from inventories in the balance sheet
December 31, 2013	$11,736	$4,535	$2,169	(2)	$14,102
December 31, 2012	14,011	1,005	3,280	(2)	11,736
December 31, 2011	15,945	4,975	6,909	(2)	14,011
Allowance for deferred tax assets not expected to be realized
December 31, 2013	$86,054	$31,978	$15,614	(3)	$102,418
December 31, 2012	76,056	29,132	19,134	(3)	86,054
December 31, 2011	18,131	70,513	12,588	(3)	76,056

(1)                  Uncollectible accounts written off.

(2)                  Obsolete inventory written off at cost, net of value received.

(3)                  Reflects expected realization of deferred tax assets and amounts credited to other accounts for stock-based compensation excess tax benefits, expiring net operating losses, changes in tax rates and changes in currency exchange rates.

S-1