Form 10-Q
period 2014-03-31
EXTERRAN HOLDINGS INC.
filed 2014-05-06
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

Number of shares of the common stock of the registrant outstanding as of April 29, 2014: 66,663,892 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

(unaudited)

	March 31, 2014	December 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$61,490	$35,665
Restricted cash	1,269	1,269
Accounts receivable, net of allowance of $5,417 and $8,605 respectively	433,885	476,792
Inventory, net	421,313	413,927
Costs and estimated earnings in excess of billings on uncompleted contracts	130,954	117,175
Current deferred income taxes	129,384	117,576
Other current assets	64,309	58,285
Current assets associated with discontinued operations	358	442
Total current assets	1,242,962	1,221,131
Property, plant and equipment, net	2,834,188	2,820,272
Intangible and other assets, net	181,567	164,836
Long-term assets associated with discontinued operations	20,219	20,918
Total assets	$4,278,936	$4,227,157

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$192,185	$177,289
Accrued liabilities	258,341	278,949
Deferred revenue	81,333	93,310
Billings on uncompleted contracts in excess of costs and estimated earnings	57,053	87,925
Current liabilities associated with discontinued operations	2,113	3,233
Total current liabilities	591,025	640,706
Long-term debt	1,585,423	1,502,155
Deferred income taxes	197,118	198,353
Other long-term liabilities	63,978	72,068
Long-term liabilities associated with discontinued operations	344	447
Total liabilities	2,437,888	2,413,729
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 73,334,660 and 72,500,773 shares issued, respectively	733	725
Additional paid-in capital	3,791,542	3,769,429
Accumulated other comprehensive income	31,396	30,078
Accumulated deficit	(1,901,637)	(1,924,244)
Treasury stock — 6,712,679 and 6,582,068 common shares, at cost, respectively	(219,247)	(213,898)
Total Exterran stockholders’ equity	1,702,787	1,662,090
Noncontrolling interest	138,261	151,338
Total equity	1,841,048	1,813,428
Total liabilities and equity	$4,278,936	$4,227,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
North America contract operations	$156,523	$157,950
International contract operations	111,040	109,558
Aftermarket services	88,048	83,612
Fabrication	287,397	458,776
	643,008	809,896
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	71,081	71,110
International contract operations	41,032	46,199
Aftermarket services	67,821	65,446
Fabrication	229,588	402,399
Selling, general and administrative	92,578	84,874
Depreciation and amortization	85,522	82,646
Long-lived asset impairment	3,807	3,563
Restructuring charges	4,822	—
Interest expense	28,308	27,874
Equity in income of non-consolidated affiliates	(4,693)	(4,665)
Other (income) expense, net	(2,434)	(9,808)
	617,432	769,638
Income before income taxes	25,576	40,258
Provision for income taxes	9,409	14,983
Income from continuing operations	16,167	25,275
Income from discontinued operations, net of tax	18,727	33,516
Net income	34,894	58,791
Less: Net income attributable to the noncontrolling interest	(2,298)	(8,586)
Net income attributable to Exterran stockholders	$32,596	$50,205

Basic income per common share:
Income from continuing operations attributable to Exterran common stockholders	$0.21	$0.26
Income from discontinued operations attributable to Exterran common stockholders	0.28	0.51
Net Income attributable to Exterran common stockholders	$0.49	$0.77

Diluted income per common share:
Income from continuing operations attributable to Exterran common stockholders	$0.20	$0.25
Income from discontinued operations attributable to Exterran common stockholders	0.27	0.51
Net income attributable to Exterran common stockholders	$0.47	$0.76

Dividends declared and paid per common share	$0.15	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$34,894	$58,791
Other comprehensive income (loss), net of tax:
Derivative gain (loss), net of reclassifications to earnings	(570)	1,081
Adjustments from changes in ownership of Partnership	—	(703)
Amortization of terminated interest rate swaps	780	325
Foreign currency translation adjustment	1,134	(5,262)
Total other comprehensive income (loss)	1,344	(4,559)
Comprehensive income	36,238	54,232
Less: Comprehensive income attributable to the noncontrolling interest	(2,324)	(9,470)
Comprehensive income attributable to Exterran stockholders	$33,914	$44,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(unaudited)

	Exterran Holdings, Inc. Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2013	$713	$3,710,758	$23,909	$(209,359)	$(2,047,408)	$223,646	$1,702,259
Treasury stock purchased				(3,368)			(3,368)
Options exercised	2	4,074					4,076
Shares issued in employee stock purchase plan		345					345
Stock-based compensation, net of forfeitures	7	4,035				89	4,131
Income tax benefit from stock-based compensation expense		1,207					1,207
Adjustments from changes in ownership of Partnership		31,573				(49,238)	(17,665)
Cash distribution to noncontrolling unitholders of the Partnership						(15,262)	(15,262)
Comprehensive income (loss):
Net income					50,205	8,586	58,791
Derivatives gain, net of reclassifications to earnings and tax			197			884	1,081
Adjustments from changes in ownership of Partnership			(703)				(703)
Amortization of terminated interest rate swaps, net of tax			325				325
Foreign currency translation adjustment			(5,262)				(5,262)
Balance, March 31, 2013	$722	$3,751,992	$18,466	$(212,727)	$(1,997,203)	$168,705	$1,729,955

Balance, January 1, 2014	$725	$3,769,429	$30,078	$(213,898)	$(1,924,244)	$151,338	$1,813,428
Treasury stock purchased				(5,349)			(5,349)
Options exercised	4	8,516					8,520
Cash dividends					(9,989)		(9,989)
Shares issued in employee stock purchase plan		404					404
Stock-based compensation, net of forfeitures	4	6,797				468	7,269
Income tax benefit from stock-based compensation expense		6,396					6,396
Cash distribution to noncontrolling unitholders of the Partnership						(15,869)	(15,869)
Comprehensive income (loss):
Net income					32,596	2,298	34,894
Derivatives gain (loss), net of reclassifications to earnings and tax			(596)			26	(570)
Amortization of terminated interest rate swaps, net of tax			780				780
Foreign currency translation adjustment			1,134				1,134
Balance, March 31, 2014	$733	$3,791,542	$31,396	$(219,247)	$(1,901,637)	$138,261	$1,841,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$34,894	$58,791
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	85,522	82,646
Long-lived asset impairment	3,807	3,563
Amortization of deferred financing costs	1,581	2,968
Income from discontinued operations, net of tax	(18,727)	(33,516)
Amortization of debt discount	6,363	5,567
Provision for (benefit from) doubtful accounts	1,081	(449)
Gain on sale of property, plant and equipment	(2,362)	(7,380)
Equity in income of non-consolidated affiliates	(4,693)	(4,665)
Amortization of terminated interest rate swaps	1,199	500
Interest rate swaps	64	—
Gain on remeasurement of intercompany balances	(81)	(3,575)
Stock-based compensation expense	7,269	4,131
Deferred income tax provision	(11,956)	2,359
Changes in assets and liabilities:
Accounts receivable and notes	42,018	(5,621)
Inventory	(8,540)	(43,328)
Costs and estimated earnings versus billings on uncompleted contracts	(44,336)	(63,833)
Other current assets	(5,845)	155
Accounts payable and other liabilities	(18,010)	26,951
Deferred revenue	(15,728)	(2,704)
Other	(667)	(3,336)
Net cash provided by continuing operations	52,853	19,224
Net cash provided by discontinued operations	1,039	3,518
Net cash provided by operating activities	53,892	22,742

Cash flows from investing activities:
Capital expenditures	(99,214)	(106,990)
Proceeds from sale of property, plant and equipment	10,863	14,945
Escrow deposit for MidCon acquisition	(17,000)	—
Return of investments in non-consolidated affiliates	4,890	4,665
Cash invested in non-consolidated affiliates	(197)	—
Net cash used in continuing operations	(100,658)	(87,380)
Net cash provided by discontinued operations	16,726	30,674
Net cash used in investing activities	(83,932)	(56,706)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	332,500	1,204,037
Repayments of long-term debt	(255,500)	(1,145,251)
Payments for debt issuance costs	—	(11,373)
Payments for settlement of interest rate swaps that include financing elements	(913)	—
Proceeds from stock options exercised	8,520	2,576
Proceeds from stock issued pursuant to our employee stock purchase plan	404	345
Purchases of treasury stock	(5,349)	(3,368)
Dividends to Exterran stockholders	(9,989)	—
Stock-based compensation excess tax benefit	6,470	1,311
Distributions to noncontrolling partners in the Partnership	(15,869)	(15,262)
Net cash provided by financing activities	60,274	33,015

Effect of exchange rate changes on cash and cash equivalents	(4,409)	(454)
Net increase (decrease) in cash and cash equivalents	25,825	(1,403)
Cash and cash equivalents at beginning of period	35,665	34,601
Cash and cash equivalents at end of period	$61,490	$33,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Exterran Holdings, Inc. (“Exterran”, “our”, “we” or “us”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”)(“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2013. That report contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

Earnings (Loss) Attributable to Exterran Common Stockholders Per Common Share

Basic income (loss) attributable to Exterran common stockholders per common share is computed by dividing income (loss) attributable to Exterran common stockholders by the weighted average number of shares outstanding for the period. Unvested share-based awards with nonforfeitable rights to receive dividends or dividend equivalents, whether paid or unpaid, are participating securities and are included in the computation of earnings (loss) per share following the two-class method. Therefore, our restricted stock and certain of our stock settled restricted stock units are considered participating securities for purposes of calculating earnings per share. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. During periods of net loss, no effect is given to the participating securities because they do not have a contractual obligation to participate in our losses.

Diluted income (loss) attributable to Exterran common stockholders per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options and warrants to purchase common stock, restricted stock units, stock to be issued pursuant to our employee stock purchase plan and convertible senior notes, unless their effect would be anti-dilutive.

The following table summarizes net income attributable to Exterran common stockholders used in the calculation of basic and diluted income per common share (in thousands):

	Three Months Ended March 31,
	2014	2013
Income from continuing operations attributable to Exterran stockholders	$13,869	$16,689
Income from discontinued operations, net of tax	18,727	33,516
Less: Net income attributable to participating securities (1)	(480)	(932)
Net income attributable to Exterran common stockholders	$32,116	$49,273

(1) Income from continuing operations attributable to participating securities was $0.2 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively. Income from discontinued operations, net of tax, attributable to participating securities was $0.3 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

The following table shows the potential shares of common stock that were included in computing diluted income (loss) attributable to Exterran common stockholders per common share (in thousands):

	Three Months Ended March 31,
	2014	2013
Weighted average common shares outstanding including participating securities	66,416	65,291
Less: Weighted average participating securities outstanding	(1,026)	(1,212)
Weighted average common shares outstanding — used in basic income (loss) per common share	65,390	64,079
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	616	517
On settlement of employee stock purchase plan shares	2	2
On exercise of warrants	1,784	**
On conversion of 4.25% convertible senior notes due 2014	**	**
On conversion of 4.75% convertible senior notes due 2014	—	**
Weighted average common shares outstanding — used in diluted income (loss) per common share	67,792	64,598

**           Excluded from diluted income (loss) per common share as their inclusion would have been anti-dilutive.

There were no adjustments to net income (loss) attributable to Exterran common stockholders for the diluted earnings (loss) per common share calculation during the three months ended March 31, 2014 and 2013.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted income (loss) attributable to Exterran common stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2014	2013

Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	586	926
On exercise of options and vesting of restricted stock units	—	—
On settlement of employee stock purchase plan shares	—	—
On exercise of warrants	—	12,426
On conversion of 4.25% convertible senior notes due 2014	15,393	15,334
On conversion of 4.75% convertible senior notes due 2014	—	484
Net dilutive potential common shares issuable	15,979	29,170

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

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax and excluding noncontrolling interest, during the three months ended March 31, 2013 and 2014:

	Derivatives Cash Flow Hedges		Foreign Currency Translation Adjustment		Total
Accumulated other comprehensive income (loss), January 1, 2013	$(2,984)		$26,893		$23,909
Loss recognized in other comprehensive income (loss), net of tax	(659	)(1)	(5,262	)(3)	(5,921)
Loss reclassified from accumulated other comprehensive income (loss), net of tax	478	(2)	—		478
Other comprehensive loss attributable to Exterran stockholders	(181)		(5,262)		(5,443)
Accumulated other comprehensive income (loss), March 31, 2013	$(3,165)		$21,631		$18,466

Accumulated other comprehensive income (loss), January 1, 2014	$(1,346)		$31,424		$30,078
Gain (loss) recognized in other comprehensive income (loss), net of tax	(254	)(4)	1,134	(6)	880
Loss reclassified from accumulated other comprehensive income (loss), net of tax	438	(5)	—		438
Other comprehensive income attributable to Exterran stockholders	184		1,134		1,318
Accumulated other comprehensive income (loss), March 31, 2014	$(1,162)		$32,558		$31,396

(1)         During the three months ended March 31, 2013, we recognized a loss of $0.8 million and a tax benefit of $0.1 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments.

(2)         During the three months ended March 31, 2013, we reclassified a $0.7 million loss to interest expense and a tax benefit of $0.2 million to provision for (benefit from) income taxes, in our condensed consolidated statements of operations from accumulated other comprehensive income (loss).

(3)         During the three months ended March 31, 2013, we recognized a loss of $5.3 million in other comprehensive income (loss), net of tax, related to changes in foreign currency translation adjustment.

(4)         During the three months ended March 31, 2014, we recognized a loss of $0.4 million and a tax benefit of $0.1 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments.

(5)        During the three months ended March 31, 2014, we reclassified a $0.6 million loss to interest expense and a tax benefit of $0.2 million to provision for (benefit from) income taxes, in our condensed consolidated statements of operations from accumulated other comprehensive income (loss).

(6)         During the three months ended March 31, 2014, we recognized a gain of $1.1 million in other comprehensive income (loss), net of tax, related to changes in foreign currency translation adjustment.

Financial Instruments

Our financial instruments consist of cash, restricted cash, escrow deposit, receivables, payables, interest rate swaps and debt. At March 31, 2014 and December 31, 2013, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets or model derived calculations using market yields observed in active markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 8 for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$1,046,423	$1,075,000	$1,040,155	$1,070,000
Floating rate debt	539,000	539,000	462,000	462,000
Total debt	$1,585,423	$1,614,000	$1,502,155	$1,532,000

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

In June 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela and by the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. The expropriation of our business in Venezuela meets the criteria established for recognition as discontinued operations under GAAP. Therefore, our Venezuelan contract operations business is reflected as discontinued operations in our condensed consolidated financial statements.

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

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received installment payments, including an annual charge, totaling $17.8 million during the three months ended March 31, 2014 and $34.3 million during the three months ended March 31, 2013, the latter of which included a prepayment of $17.2 million for the second quarter 2013 installment payment. The remaining principal amount due to us of approximately $166 million as of March 31, 2014, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In connection with the sale of these assets, we have agreed to suspend the arbitration proceeding previously filed by our Spanish subsidiary against Venezuela pending payment in full by PDVSA Gas of the purchase price for these nationalized assets.

In June 2012, we committed to a plan to sell our contract operations and aftermarket services businesses in Canada (“Canadian Operations”) as part of our continued emphasis on simplification and focus on our core businesses. In July 2013, we completed the sale of our Canadian Operations. Our Canadian Operations are reflected as discontinued operations in our condensed consolidated financial statements. These operations were previously included in our North American contract operations and aftermarket services business segments. In connection with the planned disposition, we recorded impairment charges totaling $2.1 million during the three months ended March 31, 2013. The impairment charges are reflected in income (loss) from discontinued operations, net of tax, in our condensed consolidated statements of operations.

In December 2013, we abandoned our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. The abandonment of this business meets the criteria established for recognition as discontinued operations under GAAP. Therefore, our contract water treatment business is reflected as discontinued operations in our condensed consolidated financial statements. This business was previously included in our North American contract operations business segment.

The following table summarizes the operating results of discontinued operations (in thousands):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Venezuela	Contract Water Treatment Business	Total	Venezuela	Canada	Contract Water Treatment Business	Total
Revenue	$—	$—	$—	$—	$10,828	$1,481	$12,309
Expenses and selling, general and administrative	124	73	197	227	11,039	1,048	12,314
Loss (recovery) attributable to expropriation and impairments	(16,421)	—	(16,421)	(33,199)	2,076	—	(31,123)
Other (income) loss, net	(2,386)	(147)	(2,533)	(2,592)	34	(1)	(2,559)
Provision for (benefit from) income taxes	—	30	30	—	(7)	168	161
Income (loss) from discontinued operations, net of tax	$18,683	$44	$18,727	$35,564	$(2,314)	$266	$33,516

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	March 31, 2014			December 31, 2013
	Venezuela	Contract Water Treatment Business	Total	Venezuela	Contract Water Treatment Business	Total
Cash	$69	$—	$69	$74	$—	$74
Accounts receivable	5	212	217	1	287	288
Inventory	—	50	50	—	50	50
Other current assets	8	14	22	16	14	30
Total current assets associated with discontinued operations	82	276	358	91	351	442
Property, plant and equipment	—	529	529	—	560	560
Deferred tax assets	—	19,690	19,690	—	20,358	20,358
Total assets associated with discontinued operations	$82	$20,495	$20,577	$91	$21,269	$21,360

Accounts payable	$234	$—	$234	$366	$2	$368
Accrued liabilities	1,247	632	1,879	1,998	867	2,865
Total current liabilities associated with discontinued operations	1,481	632	2,113	2,364	869	3,233
Other long-term liabilities	344	—	344	447	—	447
Total liabilities associated with discontinued operations	$1,825	$632	$2,457	$2,811	$869	$3,680

3.  Inventory, net

Inventory, net of reserves, consisted of the following amounts (in thousands):

	March 31, 2014	December 31, 2013
Parts and supplies	$240,234	$233,216
Work in progress	140,545	139,763
Finished goods	40,534	40,948
Inventory, net	$421,313	$413,927

As of March 31, 2014 and December 31, 2013, we had inventory reserves of $17.6 million and $14.1 million, respectively.

4.  Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Compression equipment, facilities and other fleet assets	$4,375,352	$4,304,019
Land and buildings	199,127	197,778
Transportation and shop equipment	292,946	288,042
Other	183,800	181,411
	5,051,225	4,971,250
Accumulated depreciation	(2,217,037)	(2,150,978)
Property, plant and equipment, net	$2,834,188	$2,820,272

5.  Investments in Non-Consolidated Affiliates

Investments in affiliates that are not controlled by us where we have the ability to exercise significant control over the operations are accounted for using the equity method.

We own a 30.0% interest in WilPro Energy Services (PIGAP II) Limited and 33.3% interest in WilPro Energy Services (El Furrial) Limited, which are joint ventures that provided natural gas compression and injection services in Venezuela. In May 2009, PDVSA assumed control over the assets of our Venezuelan joint ventures and transitioned the operations, including the hiring of their employees, to PDVSA. In March 2011, our Venezuelan joint ventures, together with the Netherlands’ parent company of our joint venture partners, filed a request for the institution of an arbitration proceeding against Venezuela with ICSID related to the seized assets and investments.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received installment payments, including an annual charge, totaling $4.9 million and $4.7 million during the three months ended March 31, 2014 and 2013, respectively. The remaining principal amount due to us of approximately $35 million as of March 31, 2014, is payable in quarterly cash installments through the first quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as equity in (income) loss of non-consolidated affiliates in our condensed consolidated statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

6.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Revolving credit facility due July 2016	$82,500	$49,000
Partnership’s revolving credit facility due May 2018	306,500	263,000
Partnership’s term loan facility due May 2018	150,000	150,000
Partnership’s 6% senior notes due April 2021 (presented net of the unamortized discount of $4.9 million and $5.0 million, respectively)	345,095	344,955
4.25% convertible senior notes due June 2014 (presented net of the unamortized discount of $5.1 million and $11.3 million, respectively)	349,884	343,661
7.25% senior notes due December 2018	350,000	350,000
Other, interest at various rates, collateralized by equipment and other assets	1,444	1,539
Long-term debt	$1,585,423	$1,502,155

As of March 31, 2014, we had $82.5 million in outstanding borrowings and $113.1 million in outstanding letters of credit under our senior secured revolving credit facility (the “Credit Facility”). At March 31, 2014, taking into account guarantees through letters of credit, we had undrawn and available capacity of $704.4 million under the Credit Facility.

In June 2009, we issued $355.0 million aggregate principal amount of 4.25% convertible senior notes due June 2014 (the “4.25% Notes”). The 4.25% Notes are classified as long-term because we have the intent and ability to refinance the maturity of the notes with borrowings under our existing Credit Facility and through conversion of the notes into common shares. The 4.25% Notes, after taking into consideration dividends declared, are convertible upon the occurrence of certain conditions into shares of our common stock at a conversion rate of 43.3606 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to a conversion price of approximately $23.06 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events, including the declaration of dividends to Exterran stockholders, and certain corporate transactions. The value of the shares into which the 4.25% Notes can be converted exceeds their principal amount by $320.4 million as of March 31, 2014. We may not redeem the 4.25% Notes prior to their maturity date.

Pursuant to the terms of the indenture and supplemental indenture governing the 4.25% Notes, the 4.25% Notes became convertible at the holder’s discretion on March 15, 2014 and will remain convertible through the close of business on June 12, 2014, the second scheduled trading day immediately preceding their June 15, 2014 maturity date. Any of the 4.25% Notes submitted for conversion on or after March 15, 2014 will be settled using the combination method provided in the indenture and supplemental indenture relating to the 4.25% Notes.

Exterran will satisfy its conversion obligations by delivering to each holder, for each $1,000 principal amount of the convertible notes tendered for conversion, the sum of the daily settlement amounts for each of the forty consecutive trading days beginning on and including April 15, 2014, which will consist of: (i) cash in an amount equal to the lesser of (a) $26.056 and (b) the Daily Conversion Value (as defined in the supplemental indenture) on such trading day; plus (ii) if such Daily Conversion Value on such trading day exceeds $26.056, a number of shares of common stock (together with cash in lieu of any fractional shares) equal to (a) the difference between such Daily Conversion Value and $26.056, divided by (b) the Daily Volume Weighted Average Price (as defined in the supplemental indenture) on such trading day.

In connection with the offering of the 4.25% Notes, we purchased call options on our stock at approximately $23.06 per share of common stock, after taking into consideration dividends declared, and sold warrants on our stock at approximately $32.55 per share of common stock, after taking into consideration dividends declared. These transactions economically adjust the effective conversion price to $32.55 for $325.0 million of the 4.25% Notes and therefore are expected to reduce the potential dilution to our common stock upon any such conversion. We may exercise our call options upon the conversion of notes into common stock. Counterparties to our warrants have the right to exercise the warrants in equal installments for 80 trading days beginning in September 2014.

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

In March 2013, the Partnership amended its senior secured credit agreement (the “Partnership Credit Agreement) to reduce the borrowing capacity under its revolving credit facility by $100.0 million to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. As a result of the March 2013 amendment, we expensed $0.7 million of unamortized deferred financing costs, which is reflected in interest expense in our condensed consolidated statements of operations. During the three months ended March 31, 2013, the Partnership incurred transaction costs of approximately $4.3 million related to the amendment to the Partnership Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the terms of the facilities. As of March 31, 2014, the Partnership had undrawn and available capacity of $343.5 million under its revolving credit facility.

In March 2013, the Partnership issued $350.0 million aggregate principal amount of 6% senior notes due April 2021 (the “Partnership 6% Notes”). The Partnership used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under its revolving credit facility. During the three months ended March 31, 2013, the Partnership incurred $7.6 million in transaction costs related to this issuance. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the Partnership 6% Notes. The Partnership 6% Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. In January 2014, holders of the Partnership 6% Notes exchanged their Partnership 6% Notes for registered notes with the same terms.

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

Interest Rate Risk

At March 31, 2014, the Partnership was a party to interest rate swaps with a notional value of $250.0 million, pursuant to which it makes fixed payments and receives floating payments. The Partnership entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. These interest rate swaps expire in May 2018. As of March 31, 2014, the weighted average effective fixed interest rate on the interest rate swaps was 1.7%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. There was no ineffectiveness related to interest rate swaps during the three months ended March 31, 2014 and 2013. We estimate that $4.5 million of deferred pre-tax losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at March 31, 2014, will be reclassified into earnings as interest expense at then current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

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

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	March 31, 2014
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$421
Interest rate hedges	Accrued liabilities	(3,492)
Total derivatives		$(3,071)

	December 31, 2013
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$322
Interest rate hedges	Accrued liabilities	(3,374)
Total derivatives		$(3,052)

	Three Months Ended March 31, 2014
	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(955)	Interest expense	$(1,264)

	Three Months Ended March 31, 2013
	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$216	Interest expense	$(1,472)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, with pricing levels as of the date of valuation (in thousands):

	March 31, 2014			December 31, 2013
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$—	$421	$—	$—	$322	$—
Interest rate swaps liability	—	(3,492)	—	—	(3,374)	—

On a quarterly basis, the interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2014 and 2013, with pricing levels as of the date of valuation (in thousands):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$368	$—	$—	$1,216
Inventory write-down— Restructuring	—	—	2,331	—	—	—
Impaired long-lived assets—Discontinued operations	—	—	—	—	—	273

Our estimate of the impaired long-lived assets’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a discount rate of 8.6%. Our estimate of the fair value of the inventory associated with the restructuring of our make ready operations was based on expected net sale proceeds. See Note 10 for further discussion of the restructuring of our make ready operations. Our estimate of the fair value of the impaired assets that are classified as discontinued operations was based on our expected proceeds, net of selling costs.

9.  Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the three months ended March 31, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 40 idle compressor units, representing approximately 11,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $3.8 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the three months ended March 31, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 85 idle compressor units, representing approximately 19,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $3.6 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

10.  Restructuring Charges

In January 2014, we announced a plan to centralize our make ready operations to improve the cost and efficiency of our shops and further enhance the competitiveness of our fleet of compressors. As part of this plan, we examined both recent and anticipated changes in the North America market, including the throughput demand of our shops and the addition of new equipment to our fleet. To better align our costs and capabilities with the current market, we have determined to close several of our make ready shops. The centralization of our make ready operations is expected to be completed by the middle of 2014.

During the three months ended March 31, 2014, we incurred $4.8 million of restructuring charges primarily related to termination benefits and a non-cash write-down of inventory associated with the centralization of our make ready operations. These charges are reflected as restructuring charges in our condensed consolidated statements of operations and are related to our North America contract operations and aftermarket services segments. We currently estimate that we will incur additional charges with respect to the centralization of our make ready operations of approximately $0.8 million. The estimated additional charges will result in cash expenditures.

The following table summarizes the changes to our accrued liability balance related to restructuring charges for the three months ended March 31, 2014 (in thousands):

Restructuring Charges Accrual
Beginning balance at January 1, 2014	$—
Additions for costs expensed	4,822
Less non-cash expense	(4,103)
Reductions for payments	(462)
Ending balance at March 31, 2014	$257

11.  Stock-Based Compensation

Stock Incentive Plan

In April 2013, we adopted the Exterran Holdings, Inc. 2013 Stock Incentive Plan (the “2013 Plan”) to provide for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, other stock-based awards and dividend equivalent rights to employees, directors and consultants of Exterran. Under the 2013 Plan, the maximum number of shares of common stock available for issuance pursuant to awards is 6,500,000. Each option and stock appreciation right granted counts as one share against the aggregate share limit, and any share subject to a stock settled award other than a stock option, stock appreciation right or other award for which the recipient pays intrinsic value counts as 1.75 shares against the aggregate share limit. Awards granted under the 2013 Plan that are subsequently cancelled, terminated or forfeited are available for future grant. Cash settled awards are not counted against the aggregate share limit. Upon effectiveness of the 2013 Plan, no additional grants may be made under the Exterran Holdings, Inc. 2007 Amended and Restated Stock Incentive Plan (the “2007 Plan”) or the Exterran Holdings, Inc. 2011 Employment Inducement Long-Term Equity Plan (the “Employment Inducement Plan”). Previous grants made under the 2007 Plan and the Employment Inducement Plan will continue to be governed by their respective plans.

Stock Options

Stock options are granted at fair market value at the grant date, are exercisable according to the vesting schedule established by the compensation committee of our board of directors in its sole discretion and expire no later than seven years after the grant date. Stock options generally vest one-third per year on each of the first three anniversaries of the grant date.

The weighted average grant date fair value for stock options granted during the three months ended March 31, 2014 was $14.47 and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Three Months Ended March 31, 2014
Expected life in years	4.5
Risk-free interest rate	1.33%
Volatility	46.51%
Dividend yield	1.5%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for a period commensurate with the estimated expected life of the stock options. Expected volatility is based on the historical volatility of our stock over the period commensurate with the expected life of the stock options and other factors. The dividend yield is based on the current annualized dividend rate in effect during the quarter in which the grant was made.

The following table presents stock option activity during the three months ended March 31, 2014:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2014	2,152	28.27
Granted	107	41.18
Exercised	(410)	20.77
Cancelled	(6)	63.34
Options outstanding, March 31, 2014	1,843	30.58	3.5	$33,101
Options exercisable, March 31, 2014	1,416	33.21	2.9	23,671

Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the three months ended March 31, 2014 was $7.9 million. As of March 31, 2014, we expect

$2.8 million of unrecognized compensation cost related to unvested stock options to be recognized over the weighted-average period of 2.1 years.

Restricted Stock, Restricted Stock Units, Performance Units, Cash Settled Restricted Stock Units and Cash Settled Performance Units

For grants of restricted stock, restricted stock units and performance units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the grant date. Our restricted stock and certain of our stock settled restricted stock units include nonforfeitable rights to receive dividends or dividend equivalents. We remeasure the fair value of cash settled restricted stock units and cash settled performance units and record a cumulative adjustment of the expense previously recognized. Our obligation related to the cash settled restricted stock units and cash settled performance units is reflected as a liability in our condensed consolidated balance sheets. Our grants of restricted stock, restricted stock units, cash settled restricted stock units and cash settled performance units generally vest one-third per year on each of the first three anniversaries of the grant date.

The following table presents restricted stock, restricted stock unit, performance unit, cash settled restricted stock unit and cash settled performance unit activity during the three months ended March 31, 2014:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2014	1,672	$18.97
Granted	424	41.18
Vested	(777)	20.19
Cancelled	(5)	21.27
Non-vested awards, March 31, 2014(1)	1,314	25.41

(1) Non-vested awards as of March 31, 2014 are comprised of 223,000 cash settled restricted stock units and cash settled performance units and 1,091,000 restricted stock shares, restricted stock units and performance units.

As of March 31, 2014, we expect $36.1 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units to be recognized over the weighted-average period of 2.1 years.

Employee Stock Purchase Plan

In August 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. In May 2011, we amended the ESPP to increase the maximum number of shares of common stock available for purchase under the ESPP to 1,000,000. At March 31, 2014, 225,783 shares remained available for purchase under the ESPP. Our ESPP is compensatory and, as a result, we record an expense in our condensed consolidated statements of operations related to the ESPP. The purchase discount under the ESPP is 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.

Partnership Long-Term Incentive Plan

The Partnership’s Long-Term Incentive Plan (the “Partnership Plan”) was adopted in October 2006 for employees, directors and consultants of the Partnership, us and our respective affiliates. A maximum of 1,035,378 common units, common unit options, restricted units and phantom units are available under the Partnership Plan. The Partnership Plan is administered by the board of directors of Exterran GP LLC, the general partner of the Partnership’s general partner, or a committee thereof (the “Partnership Plan Administrator”).

Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Partnership Plan Administrator, cash equal to the fair market value of a common unit. Certain phantom units granted under the Partnership Plan include nonforfeitable tandem distribution equivalent rights to receive cash distributions on unvested phantom units in the quarter in which distributions are paid on common units.

Partnership Phantom Units

The following table presents phantom unit activity during the three months ended March 31, 2014:

	Phantom Units (in thousands)	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, January 1, 2014	85	$23.72
Granted	55	30.50
Vested	(39)	25.19
Phantom units outstanding, March 31, 2014	101	26.84

As of March 31, 2014, we expect $2.4 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.4 years.

12.  Cash Dividends

On February 25, 2014, we announced that our board of directors declared an initial quarterly dividend of $0.15 per share of common stock, which was paid on March 28, 2014 to stockholders of record at the close of business on March 14, 2014. Dividends paid to Exterran stockholders totaled $10.0 million during the three months ended March 31, 2014.

On April 29, 2014, we announced that our board of directors declared a quarterly dividend of $0.15 per share of common stock to be paid on May 16, 2014 to stockholders of record at the close of business on May 9, 2014. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

13.  Commitments and Contingencies

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of March 31, 2014
Performance guarantees through letters of credit(1)	2014-2017	$200,369
Standby letters of credit	2014	11,401
Commercial letters of credit	2014	6,173
Bid bonds and performance bonds(1)	2014-2023	67,351
Maximum potential undiscounted payments		$285,294

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

In addition to U.S. federal, state, local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of March 31, 2014 and December 31, 2013, we have accrued $10.5 million and $16.1 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

During 2013 and the first quarter of 2014, we were party to three Heavy Equipment Statutes cases tried and completed in Texas state district courts. In each case the court held that the revised Heavy Equipment Statutes apply to natural gas compressors. However, in each case the court further held that the revised Heavy Equipment Statutes are unconstitutional as applied to natural gas compressors, which is favorable to the county appraisal districts. We continue to believe that the revised statutes are constitutional as applied to natural gas compressors and have appealed the courts’ decisions in our cases. In addition, we have filed motions for summary judgment in two other state district court cases but have yet to receive the courts’ decisions.

As a result of the new methodology, our ad valorem tax expense (which is reflected on our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $2.3 million during the three months ended March 31, 2014. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $17.1 million as of March 31, 2014, of which approximately $3.3 million has been agreed to by a number of appraisal review boards and county appraisal districts and $13.8 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with appraisal districts to stay or abate other pending district court cases. If we are unsuccessful in any of the cases with the appraisal districts, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to penalties and interest. In addition, if we are unsuccessful in any of the cases with the appraisal districts, we would likely be required to pay the ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded, and as a result impact our future results of operations and cash flows.

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

14.  Recent Accounting Developments

In July 2013, the Financial Accounting Standards Board issued an update to the authoritative guidance related to presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the jurisdiction’s tax law does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in the update are effective for reporting periods beginning after December 15, 2013. Retrospective application is permitted. The adoption of this update did not have a material impact on our condensed consolidated financial statements.

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

The following table presents revenue and other financial information by reportable segment during the three months ended March 31, 2014 and 2013 (in thousands):

Three months ended	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Reportable Segments Total
March 31, 2014
Revenue from external customers	$156,523	$111,040	$88,048	$287,397	$643,008
Gross margin(1)	85,442	70,008	20,227	57,809	233,486

March 31, 2013:
Revenue from external customers	$157,950	$109,558	$83,612	$458,776	$809,896
Gross margin(1)	86,840	63,359	18,166	56,377	224,742

(1)      Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable measure calculated and presented in accordance with GAAP, below.

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

The following table reconciles net income to gross margin (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income	$34,894	$58,791
Selling, general and administrative	92,578	84,874
Depreciation and amortization	85,522	82,646
Long-lived asset impairment	3,807	3,563
Restructuring Charges	4,822	—
Interest expense	28,308	27,874
Equity in income of non-consolidated affiliates	(4,693)	(4,665)
Other (income) expense, net	(2,434)	(9,808)
Provision for income taxes	9,409	14,983
Income from discontinued operations, net of tax	(18,727)	(33,516)
Gross margin	$233,486	$224,742

16.  Transactions Related to the Partnership

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

The following table presents the effects of changes from net income attributable to Exterran stockholders and changes in our equity interest of the Partnership on our equity attributable to Exterran stockholders (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income attributable to Exterran stockholders	$32,596	$50,205
Increase in Exterran stockholders’ additional paid in capital for change in ownership of Partnership units	—	31,573
Change from net income attributable to Exterran stockholders and transfers to/from the noncontrolling interest	$32,596	$81,778

17.  April 2014 MidCon Acquisition

On February 27, 2014, the Partnership entered into a Purchase and Sale Agreement with MidCon Compression, L.L.C. (“MidCon”) to acquire natural gas compression assets, including a fleet of 337 compressor units, comprising approximately 444,000 horsepower, a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory from MidCon (the “April 2014 MidCon Acquisition”). In connection with entering into this agreement, the Partnership made an escrow deposit of $17.0 million, which is reflected in intangible and other assets, net, in our condensed consolidated balance sheet as of March 31, 2014. The compressor units were previously used by MidCon to provide compression services to a subsidiary of Access Midstream Partners LP (“Access”). On April 10, 2014, the Partnership completed the April 2014 MidCon Acquisition for $362.8 million, funding it with a combination of net proceeds from an equity offering and a senior notes offering (see Note 19). Effective as of the closing of the acquisition, the Partnership and Access entered into a seven-year contract operations services agreement under which the Partnership will provide compression services to Access. During the three months ended March 31, 2014, the Partnership incurred transaction costs of approximately $1.5 million related to the April 2014 MidCon Acquisition, which is reflected in other (income) expense, net, in our condensed consolidated statements of operations.

At the closing of the acquisition, the Partnership directed MidCon to sell $9.4 million of the assets acquired in the acquisition, including a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory, to our wholly-owned subsidiary Exterran Energy Solutions, L.P., an indirect parent company of the Partnership.

The initial accounting for the April 2014 MidCon Acquisition was incomplete at the time these financial statements were available for issuance. We intend to complete the allocation of the acquisition price to identifiable assets and liabilities associated with the April 2014 MidCon Acquisition in the second quarter of 2014 and provide required disclosures in our consolidated financial statements beginning in the second quarter of 2014.

18.  Supplemental Guarantor Financial Information

Exterran Holdings, Inc. (“Parent”) is the issuer of our 7.25% senior notes with an aggregate principal amount of $350.0 million due December 2018 (the “7.25% Notes”). Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC and EXH MLP LP LLC (each a 100% owned subsidiary; together, the “Guarantor Subsidiaries”), have agreed to fully and unconditionally on a joint and several senior unsecured basis guarantee Parent’s obligations relating to the 7.25% Notes. As a result of these guarantees, we are presenting the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. The Other Subsidiaries column includes financial information for those subsidiaries that do not guarantee the 7.25% Notes.

Condensed Consolidating Balance Sheet

March 31, 2014

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$11,562	$692,080	$538,962	$—	$1,242,604
Current assets associated with discontinued operations	—	—	358	—	358
Total current assets	11,562	692,080	539,320	—	1,242,962
Property, plant and equipment, net	—	1,137,134	1,697,054	—	2,834,188
Investments in affiliates	1,901,851	1,730,833	—	(3,632,684)	—
Intangible and other assets, net	7,876	31,446	142,245	—	181,567
Intercompany receivables	578,500	14,501	647,329	(1,240,330)	—
Long-term assets associated with discontinued operations	—	—	20,219	—	20,219
Total long-term assets	2,488,227	2,913,914	2,506,847	(4,873,014)	3,035,974
Total assets	$2,499,789	$3,605,994	$3,046,167	$(4,873,014)	$4,278,936

LIABILITIES AND EQUITY

Current liabilities	$13,902	$318,420	$256,590	$—	$588,912
Current liabilities associated with discontinued operations	—	—	2,113	—	2,113
Total current liabilities	13,902	318,420	258,703	—	591,025
Long-term debt	782,384	1,444	801,595	—	1,585,423
Intercompany payables	—	1,225,829	14,501	(1,240,330)	—
Other long-term liabilities	716	158,450	101,930	—	261,096
Long-term liabilities associated with discontinued operations	—	—	344	—	344
Total liabilities	797,002	1,704,143	1,177,073	(1,240,330)	2,437,888
Total equity	1,702,787	1,901,851	1,869,094	(3,632,684)	1,841,048
Total liabilities and equity	$2,499,789	$3,605,994	$3,046,167	$(4,873,014)	$4,278,936

Condensed Consolidating Balance Sheet

December 31, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$141	$710,801	$509,747	$—	$1,220,689
Current assets associated with discontinued operations	—	—	442	—	442
Total current assets	141	710,801	510,189	—	1,221,131
Property, plant and equipment, net	—	1,143,111	1,677,161	—	2,820,272
Investments in affiliates	1,851,131	1,680,215	—	(3,531,346)	—
Intangible and other assets, net	20,060	29,555	126,451	(11,230)	164,836
Intercompany receivables	536,382	14,818	633,678	(1,184,878)	—
Long-term assets associated with discontinued operations	—	—	20,918	—	20,918
Total long-term assets	2,407,573	2,867,699	2,458,208	(4,727,454)	3,006,026
Total assets	$2,407,714	$3,578,500	$2,968,397	$(4,727,454)	$4,227,157

LIABILITIES AND EQUITY

Current liabilities	$2,963	$369,829	$264,681	$—	$637,473
Current liabilities associated with discontinued operations	—	—	3,233	—	3,233
Total current liabilities	2,963	369,829	267,914	—	640,706
Long-term debt	742,661	1,539	757,955	—	1,502,155
Intercompany payables	—	1,170,060	14,818	(1,184,878)	—
Other long-term liabilities	—	185,941	95,710	(11,230)	270,421
Long-term liabilities associated with discontinued operations	—	—	447	—	447
Total liabilities	745,624	1,727,369	1,136,844	(1,196,108)	2,413,729
Total equity	1,662,090	1,851,131	1,831,553	(3,531,346)	1,813,428
Total liabilities and equity	$2,407,714	$3,578,500	$2,968,397	$(4,727,454)	$4,227,157

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended March 31, 2014

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$340,903	$346,638	$(44,533)	$643,008
Costs of sales (excluding depreciation and amortization expense)	—	245,916	208,139	(44,533)	409,522
Selling, general and administrative	46	45,812	46,720	—	92,578
Depreciation and amortization	—	35,407	50,115	—	85,522
Long-lived asset impairment	—	1,321	2,486	—	3,807
Restructuring charges	—	4,443	379	—	4,822
Interest expense	18,480	258	9,570	—	28,308
Intercompany charges, net	(8,963)	8,243	720	—	—
Equity in income of affiliates	(38,822)	(42,431)	(4,693)	81,253	(4,693)
Other (income) expense, net	10	595	(3,039)	—	(2,434)
Income before income taxes	29,249	41,339	36,241	(81,253)	25,576
Provision for (benefit from) income taxes	(3,347)	2,517	10,239	—	9,409
Income from continuing operations	32,596	38,822	26,002	(81,253)	16,167
Income from discontinued operations, net of tax	—	—	18,727	—	18,727
Net income	32,596	38,822	44,729	(81,253)	34,894
Less: Net income attributable to the noncontrolling interest	—	—	(2,298)	—	(2,298)
Net income attributable to Exterran stockholders	32,596	38,822	42,431	(81,253)	32,596
Other comprehensive income attributable to Exterran stockholders	1,318	998	1,153	(2,151)	1,318
Comprehensive income attributable to Exterran stockholders	$33,914	$39,820	$43,584	$(83,404)	$33,914

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended March 31, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$535,427	$377,390	$(102,921)	$809,896
Costs of sales (excluding depreciation and amortization expense)	—	429,448	258,627	(102,921)	585,154
Selling, general and administrative	102	45,689	39,083	—	84,874
Depreciation and amortization	—	34,032	48,614	—	82,646
Long-lived asset impairment	—	1,895	1,668	—	3,563
Interest expense	20,023	485	7,366	—	27,874
Intercompany charges, net	(9,085)	8,147	938	—	—
Equity in income of affiliates	(57,703)	(53,188)	(4,665)	110,891	(4,665)
Other (income) expense, net	9	(7,007)	(2,810)	—	(9,808)
Income before income taxes	46,654	75,926	28,569	(110,891)	40,258
Provision for (benefit from) income taxes	(3,551)	18,223	311	—	14,983
Income from continuing operations	50,205	57,703	28,258	(110,891)	25,275
Income from discontinued operations, net of tax	—	—	33,516	—	33,516
Net income	50,205	57,703	61,774	(110,891)	58,791
Less: Net income attributable to the noncontrolling interest	—	—	(8,586)	—	(8,586)
Net income attributable to Exterran stockholders	50,205	57,703	53,188	(110,891)	50,205
Other comprehensive loss attributable to Exterran stockholders	(5,443)	(5,335)	(4,863)	10,198	(5,443)
Comprehensive income attributable to Exterran stockholders	$44,762	$52,368	$48,325	$(100,693)	$44,762

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2014

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$4,856	$(20,344)	$68,341	$—	$52,853
Net cash provided by discontinued operations	—	—	1,039	—	1,039
Net cash provided by (used in) operating activities	4,856	(20,344)	69,380	—	53,892
Cash flows from investing activities:
Capital expenditures	—	(32,264)	(66,950)	—	(99,214)
Proceeds from sale of property, plant and equipment	—	5,490	5,373	—	10,863
Escrow deposit for MidCon acquisition	—	—	(17,000)	—	(17,000)
Capital distributions received from consolidated subsidiaries	—	12,971	—	(12,971)	—
Return of investments in non-consolidated affiliates	—	—	4,890	—	4,890
Investment in consolidated subsidiaries	—	(6,156)	—	6,156	—
Cash invested in non-consolidated subsidiaries	—	—	(197)	—	(197)
Return of investments in consolidated subsidiaries	7,481	—	—	(7,481)	—
Net cash provided by (used in) continuing operations	7,481	(19,959)	(73,884)	(14,296)	(100,658)
Net cash provided by discontinued operations	—	—	16,726	—	16,726
Net cash provided by (used in) investing activities	7,481	(19,959)	(57,158)	(14,296)	(83,932)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	241,500	—	91,000	—	332,500
Repayments of long-term debt	(208,000)	—	(47,500)	—	(255,500)
Payments for settlement of interest rate swaps that include financing element	—	—	(913)	—	(913)
Proceeds from stock options exercised	8,520	—	—	—	8,520
Proceeds from stock issued pursuant to our employee stock purchase plan	404	—	—	—	404
Purchases of treasury stock	(5,349)	—	—	—	(5,349)
Dividends to Exterran stockholders	(9,989)	—	—	—	(9,989)
Stock-based compensation excess tax benefit	6,470	—	—	—	6,470
Distributions to noncontrolling partners in the Partnership	—	—	(28,840)	12,971	(15,869)
Capital distributions to affiliates	—	(7,481)	—	7,481	—
Capital contributions received from consolidated subsidiaries	—	—	6,156	(6,156)	—
Borrowings (repayments) between consolidated subsidiaries, net	(45,862)	48,373	(2,511)	—	—
Net cash provided by (used in) financing activities	(12,306)	40,892	17,392	14,296	60,274
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,409)	—	(4,409)
Net increase in cash and cash equivalents	31	589	25,205	—	25,825
Cash and cash equivalents at beginning of period	11	1,554	34,100	—	35,665
Cash and cash equivalents at end of period	$42	$2,143	$59,305	$—	$61,490

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$6,851	$19,866	$(7,493)	$—	$19,224
Net cash provided by discontinued operations	—	—	3,518	—	3,518
Net cash provided by (used in) operating activities	6,851	19,866	(3,975)	—	22,742
Cash flows from investing activities:
Capital expenditures	—	(68,670)	(41,698)	3,378	(106,990)
Proceeds from sale of property, plant and equipment	—	13,522	4,801	(3,378)	14,945
Capital distributions received from consolidated subsidiaries	—	8,069	—	(8,069)	—
Return of investment in non-consolidated subsidiaries	—	—	4,665	—	4,665
Investment in consolidated subsidiaries	—	(5,357)	—	5,357	—
Net cash used in continuing operations	—	(52,436)	(32,232)	(2,712)	(87,380)
Net cash provided by discontinued operations	—	—	30,674	—	30,674
Net cash used in investing activities	—	(52,436)	(1,558)	(2,712)	(56,706)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	405,001	—	799,036	—	1,204,037
Repayments of long-term debt	(398,251)	—	(747,000)	—	(1,145,251)
Payments for debt issuance costs	—	—	(11,373)	—	(11,373)
Proceeds from stock options exercised	2,576	—	—	—	2,576
Proceeds from stock issued pursuant to our employee stock purchase plan	345	—	—	—	345
Purchases of treasury stock	(3,368)	—	—	—	(3,368)
Stock-based compensation excess tax benefit	1,311	—	—	—	1,311
Distributions to noncontrolling partners in the Partnership	—	—	(23,331)	8,069	(15,262)
Capital contributions received from parent	—	—	5,357	(5,357)	—
Borrowings (repayments) between consolidated subsidiaries, net	(14,391)	22,693	(8,302)	—	—
Net cash provided by (used in) financing activities	(6,777)	22,693	14,387	2,712	33,015
Effect of exchange rate changes on cash and cash equivalents	—	—	(454)	—	(454)
Net increase (decrease) in cash and cash equivalents	74	(9,877)	8,400	—	(1,403)
Cash and cash equivalents at beginning of period	24	10,461	24,116	—	34,601
Cash and cash equivalents at end of period	$98	$584	$32,516	$—	$33,198

19.  Subsequent Events

On April 2, 2014, the Partnership sold, pursuant to a public underwritten offering, 6,210,000 common units, including 810,000 common units pursuant to an over-allotment option. The Partnership received net proceeds of $169.5 million, after deducting underwriting discounts, commissions and offering expenses, which it used to fund a portion of the April 2014 MidCon Acquisition. In connection with this sale and as permitted under its partnership agreement, the Partnership issued and sold to Exterran General Partner, L.P. (the “GP”), our wholly-owned subsidiary and the Partnership’s general partner, in exchange for $3.6 million, approximately 126,000 general partner units to maintain the GP’s approximate 2.0% general partner interest in the Partnership.

On April 7, 2014, the Partnership issued $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “Partnership 2014 Notes”). The Partnership received net proceeds of $337.4 million, after original issuance discount and issuance costs, from this offering, which were used to fund a portion of the April 2014 MidCon Acquisition and repay borrowings under its revolving credit facility. The Partnership 2014 Notes were issued at an original issuance discount of $5.7 million, which will be amortized using the effective interest method at an interest rate of 6.25% over their term. The Partnership incurred $6.9 million in transaction costs related to this issuance. These costs will be included in intangible and other assets, net, and amortized to interest expense over the term of the Partnership 2014 Notes. The Partnership 2014 Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, may not be offered or sold in the U.S. except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Partnership offered and issued the Partnership 2014 Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S. Pursuant to a registration rights agreement, the Partnership is required to register the Partnership 2014 Notes no later than 365 days after April 7, 2014.

On April 10, 2014, the Partnership completed the April 2014 MidCon Acquisition for total cash consideration of $362.8 million, of which our wholly-owned subsidiary Exterran Energy Solutions, L.P., an indirect parent company of the Partnership, paid $9.4 million for specified assets. See Note 17 for further discussion of this acquisition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

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

General

Exterran Holdings, Inc., together with its subsidiaries (“Exterran”, “our”, “we” or “us”), is a global market leader in the full-service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, aftermarket services and fabrication. In our contract operations business line, we use our fleet of natural gas compression equipment and crude oil and natural gas production and processing equipment to provide operations services to our customers. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, processing, treating and other equipment. In our fabrication business line, we fabricate natural gas compression and oil and natural gas production and processing equipment for sale to our customers and for use in our contract operations services. In addition, our fabrication business line provides engineering, procurement and fabrication services related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants. We offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as Integrated Projects.

Exterran Partners, L.P.

We have an equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of March 31, 2014, public unitholders held a 59% ownership interest in the Partnership and we owned the remaining equity interest, including all of the general partner interest and incentive distribution rights. On April 2, 2014, the Partnership sold, pursuant to a public underwritten offering, 6,210,000 common units, including 810,000 common units pursuant to an over-allotment option (see Note 19 to the Financial Statements). After this offering, and a contemporaneous sale of 126,000 general partner units to Exterran General Partner, L.P., our wholly-owned subsidiary and the Partnership’s general partner, the public unitholders held a 63% ownership interest in the Partnership. We consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional equity interests in the Partnership. As of March 31, 2014, the Partnership’s fleet included 5,635 compressor units comprising approximately 2,446,000 horsepower, or 70% of our and the Partnership’s combined total U.S. horsepower. The Partnership’s fleet included 292 compressor units, comprising approximately 106,000 horsepower, leased from our wholly-owned subsidiaries and excluded 23 compressor units, comprising approximately 9,000 horsepower, owned by the Partnership but leased to our wholly-owned subsidiaries as of March 31, 2014.

April 2014 MidCon Acquisition

On February 27, 2014, the Partnership entered into a Purchase and Sale Agreement with MidCon Compression, L.L.C. (“MidCon”) to acquire natural gas compression assets, including a fleet of 337 compressor units, comprising approximately 444,000 horsepower, a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory from MidCon (the “April 2014 MidCon Acquisition”). In connection with entering into this agreement, the Partnership made an escrow deposit of $17.0 million, which is reflected in intangible and other assets, net, in our condensed consolidated balance sheet as of March 31, 2014. The compressor units were previously used by MidCon to provide compression services to a subsidiary of Access Midstream Partners LP (“Access”). On April 10, 2014, the Partnership completed the April 2014 MidCon Acquisition for $362.8 million, funding it with a combination of net proceeds from an equity offering and a senior notes offering (see Note 19 to the Financial Statements). Effective as of the closing of the acquisition, the Partnership and Access entered into a seven-year contract operations services agreement under which the Partnership will provide compression services to Access. During the three months ended March 31, 2014, the Partnership incurred transaction costs of approximately $1.5 million related to the April 2014 MidCon Acquisition, which is reflected in other (income) expense, net, in our condensed consolidated statements of operations.

At the closing of the acquisition, the Partnership directed MidCon to sell $9.4 million of the assets acquired in the acquisition, including a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory, to our wholly-owned subsidiary Exterran Energy Solutions, L.P., an indirect parent company of the Partnership.

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

Natural gas consumption in the U.S. for the twelve months ended January 31, 2014 increased by approximately 3% compared to the twelve months ended January 31, 2013. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 1% in 2014 compared to 2013 and increase by an average of 0.7% per year thereafter until 2040. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet in 2040, or 16% of the projected worldwide total of approximately 185 trillion cubic feet.

Natural gas marketed production in the U.S. for the twelve months ended January 31, 2014 increased by approximately 2% compared to the twelve months ended January 31, 2013. The EIA forecasts that total U.S. natural gas marketed production will increase by 3% in 2014 compared to 2013, and U.S. natural gas production will increase by an average of 1.5% per year thereafter until 2040. The EIA estimates that the U.S. natural gas production level will be approximately 33 trillion cubic feet in 2040, or 18% of the projected worldwide total of approximately 187 trillion cubic feet.

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

In the second half of 2011, we embarked on a multi-year plan to improve the profitability of our operations. We implemented certain key profitability initiatives associated with this plan in 2012, and implemented additional process initiatives intended to improve operating efficiency and reduce our cost structure throughout 2013. These initiatives have positively impacted all of our business segments, and we expect additional positive impact throughout 2014.

We continue to see steady activity in North America shale plays and areas focused on the production of oil and natural gas liquids. This activity has increased the overall amount of compression horsepower in the industry; however, these increases continue to be offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. Historically, natural gas prices in North America have been volatile. During periods of lower natural gas prices, natural gas production growth could be limited or decline in North America, particularly in dry gas areas. Booking activity levels for our North America fabricated products during the three months ended March 31, 2014 have remained relatively flat compared to the fourth quarter of 2013. Although we believe our North America fabrication backlog will rebuild during 2014, we do not believe our backlog will return to relatively high 2012 levels due to increased efficiency as well as a shift in product mix away from our longest lead time products, such as installation. Our continued focus on increasing throughput in our fabrication facilities is resulting in shorter lead times, which generally lead to lower backlog levels. Our North America fabrication revenue during the three months ended March 31, 2014 decreased when compared to the three months ended December 31, 2013, which is reflective of lower booking activity levels during the middle of 2013.

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

Based on current market conditions, we expect that net cash provided by operating activities and availability under our credit facilities will be sufficient to finance our operating expenditures, capital expenditures and scheduled interest and debt repayments through December 31, 2014; however, to the extent it is not, we may seek additional debt or equity financing. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise, and may from time to time seek to repurchase our equity. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

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

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, average operating horsepower, horsepower utilization percentages and fabrication backlog (in thousands, except percentages):

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Total Available Horsepower (at period end):
North America	3,476	3,429	3,389
International	1,254	1,255	1,282
Total	4,730	4,684	4,671
Total Operating Horsepower (at period end):
North America	2,901	2,884	2,902
International	984	986	1,007
Total	3,885	3,870	3,909
Average Operating Horsepower:
North America	2,894	2,860	2,895
International	982	982	1,007
Total	3,876	3,842	3,902
Horsepower Utilization (at period end):
North America	83%	84%	86%
International	78%	79%	79%
Total	82%	83%	84%

	March 31, 2014	December 31, 2013	March 31, 2013
Compressor and Accessory Fabrication Backlog	$176,708	$157,893	$202,175
Production and Processing Equipment Fabrication Backlog	433,842	475,565	583,807
Installation Backlog	58,513	46,429	207,991
Total Fabrication Backlog	$669,063	$679,887	$993,973

Financial Results of Operations

Summary of Results

As discussed in Note 2 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations business, our contract operations and aftermarket services businesses in Canada (“Canadian Operations”) and our contract water treatment business. Those results are reflected in discontinued operations for all periods presented.

Revenue.  Revenue during the three months ended March 31, 2014 was $643.0 million compared to $809.9 million during the three months ended March 31, 2013. The decrease in revenue during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily caused by lower fabrication revenue.

Net income attributable to Exterran stockholders and EBITDA, as adjusted.  We recorded net income attributable to Exterran stockholders of $32.6 million and $50.2 million during the three months ended March 31, 2014 and 2013, respectively. The decrease in net income attributable to Exterran stockholders was primarily due to a decrease in income from discontinued operations and an increase in selling, general and administrative (“SG&A”) expense. These activities were partially offset by an increase in gross margin primarily in our international contract operations segment. Our EBITDA, as adjusted, was $144.8 million and $146.1 million during the three months ended March 31, 2014 and 2013, respectively. EBITDA, as adjusted, decreased primarily due to an increase in SG&A expense, partially offset by higher gross margin as discussed above. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

The Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

North America Contract Operations

(dollars in thousands)

	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)
Revenue	$156,523	$157,950	(1)%
Cost of sales (excluding depreciation and amortization expense)	71,081	71,110	0%
Gross margin	$85,442	$86,840	(2)%
Gross margin percentage	55%	55%	0%

The decrease in revenue during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily attributable to a $3.6 million decrease in revenue due to the termination of three natural gas processing plant contracts during the second quarter of 2013, partially offset by higher rates in the current year. The decrease in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily caused by the revenue decrease explained above. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 15 to the Financial Statements.

International Contract Operations

(dollars in thousands)

	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)
Revenue	$111,040	$109,558	1%
Cost of sales (excluding depreciation and amortization expense)	41,032	46,199	(11)%
Gross margin	$70,008	$63,359	10%
Gross margin percentage	63%	58%	5%

The increase in revenue during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due an increase in revenue of $2.8 million related to contracts that commenced in 2013 in Trinidad and Iraq, a $2.2 million increase in revenue on a project in Indonesia primarily due to increased pricing, and a rate increase, net of currency devaluation, in Argentina that increased revenue by $1.4 million. These increases in revenue were partially offset by a decrease in revenue of $5.0 million in Brazil primarily due to projects that were either terminated in 2013 or were idle during the first quarter of 2014. Gross margin and gross margin percentage during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 increased due to the revenue increase explained above and a decrease of $4.7 million in costs in Argentina attributable to the devaluation of the Argentine peso in the current year.

Aftermarket Services

(dollars in thousands)

	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)
Revenue	$88,048	$83,612	5%
Cost of sales (excluding depreciation and amortization expense)	67,821	65,446	4%
Gross margin	$20,227	$18,166	11%
Gross margin percentage	23%	22%	1%

The increase in revenue during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to an increase in revenue in Latin America of $2.4 million and an increase in revenue in North America of $2.3 million. Gross margin increased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to an increase in gross margin in Latin America of $1.9 million.

Fabrication

(dollars in thousands)

	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)
Revenue	$287,397	$458,776	(37)%
Cost of sales (excluding depreciation and amortization expense)	229,588	402,399	(43)%
Gross margin	$57,809	$56,377	3%
Gross margin percentage	20%	12%	8%

The decrease in revenue during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to $141.8 million of lower revenue in North America, $19.3 million of lower revenue in the Eastern Hemisphere and $10.3 million of lower revenue in Latin America. The decrease in revenue in North America was due to decreases of $66.7 million, $55.0 million and $20.1 million in installation revenue, production and processing equipment revenue and compressor revenue, respectively. The decrease in Eastern Hemisphere revenue was due to decreases of $17.6 million and $14.8 million in compressor revenue and production and processing equipment revenue, respectively, partially offset by a $13.1 million increase in installation revenue. The decrease in Latin America revenue was primarily due to a decrease in installation revenue of $8.8 million. The increases in gross margin and gross margin percentage were primarily caused by cost overruns on three large turnkey projects recorded during the three months ended March 31, 2013 and improved pricing and product mix associated with projects in North America and the Eastern Hemisphere.

Costs and Expenses

(dollars in thousands)

	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)
Selling, general and administrative	$92,578	$84,874	9%
Depreciation and amortization	85,522	82,646	3%
Long-lived asset impairment	3,807	3,563	7%
Restructuring charges	4,822	—	100%
Interest expense	28,308	27,874	2%
Equity in income of non-consolidated affiliates	(4,693)	(4,665)	1%
Other (income) expense, net	(2,434)	(9,808)	(75)%

The increase in SG&A expense during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to an $8.6 million increase in compensation and benefits costs. SG&A as a percentage of revenue was 14% and 10% during the three months ended March 31, 2014 and 2013, respectively.

Depreciation and amortization expense during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 increased primarily due to property, plant and equipment additions.

During the three months ended March 31, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 40 idle compressor units, representing approximately 11,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $3.8 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the three months ended March 31, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 85 idle compressor units, representing approximately 19,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $3.6 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In January 2014, we announced a plan to centralize our make ready operations to improve the cost and efficiency of our shops and further enhance the competitiveness of our fleet of compressors. As part of this plan, we examined both recent and anticipated changes in the North America market, including the throughput demand of our shops and the addition of new equipment to our fleet. To better align our costs and capabilities with the current market, we have determined to close several of our make ready shops. The centralization of our make ready operations is expected to be completed by the middle of 2014. During the three months ended March 31, 2014, we incurred $4.8 million of restructuring charges primarily related to termination benefits and a non-cash write-down of inventory associated with the centralization of our make ready operations. See Note 10 to the Financial Statements for further discussion of these charges.

The increase in interest expense during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to an increase in the weighted average effective rate on our debt, partially offset by a lower average balance of long-term debt. The increase in the weighted average effective rate was primarily due to the issuance of the Partnership’s 6% senior notes due April 2021 (the “Partnership 6% Notes”) in March 2013, partially offset by $1.6 million of unamortized deferred financing costs which were expensed during the three months ended March 31, 2013 as a result of an amendment to the Partnership’s senior secured credit agreement (the “Partnership Credit Agreement”) and the redemption of our 4.75% convertible senior notes (the “4.75% Notes”) during the three months ended March 31, 2013.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received payments, including an annual charge, of $4.9 million and $4.7 million during the three months ended March 31, 2014 and 2013, respectively. The remaining principal amount due to us of approximately $35 million as of March 31, 2014, is payable in quarterly cash installments through the first quarter of 2016. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our condensed consolidated statements of operations in the periods such payments are received.

The change in other (income) expense, net, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to a $5.0 million decrease in gain on sale of property, plant and equipment in the current year period.

Income Taxes

(dollars in thousands)

	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)
Provision for income taxes	$9,409	$14,983	(37)%
Effective tax rate	36.8%	37.2%	(0.4)%

The decrease in our income tax expense during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily attributable to a $14.7 million decrease in pre-tax income.

Discontinued Operations

(dollars in thousands)

	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)
Income from discontinued operations, net of tax	$18,727	$33,516	(44)%

Income from discontinued operations, net of tax, during the three months ended March 31, 2014 and 2013 includes our operations in Venezuela that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, results from our Canadian Operations and results from our contract water treatment business.

As discussed in Note 2 to the Financial Statements, in June 2009, PDVSA assumed control over substantially all of our assets and operations in Venezuela. In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas for a purchase price of approximately $441.7 million. We received installment payments, including an annual charge, totaling $17.8 million during the three months ended March 31, 2014 and $34.3 million during the three months ended March 31, 2013, the latter of which included a prepayment of $17.2 million for the second quarter 2013 installment payment. The remaining principal amount due to us of approximately $166 million as of March 31, 2014, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In June 2012, we committed to a plan to sell our Canadian Operations. In connection with the planned disposition, we recorded impairment charges totaling $2.1 million during the three months ended March 31, 2013. As discussed in Note 2 to the Financial Statements, in July 2013, we completed the sale of our Canadian Operations.

Noncontrolling Interest

As of March 31, 2014, noncontrolling interest was comprised of the portion of the Partnership’s earnings that is applicable to the Partnership’s publicly-held limited partner interest. As of March 31, 2014, public unitholders held a 59% ownership interest in the Partnership.

Liquidity and Capital Resources

Our unrestricted cash balance was $61.5 million at March 31, 2014 compared to $35.7 million at December 31, 2013. Working capital increased to $651.9 million at March 31, 2014 from $580.4 million at December 31, 2013. The increase in working capital was primarily due to a decrease in billings on uncompleted contracts in excess of costs and estimated earnings and deferred revenue and increases in cash and costs and estimated earnings in excess of billings on uncompleted contracts, partially offset by a decrease in accounts receivable. The increase in costs and estimated earnings in excess of billings on uncompleted contracts, decrease in billings on uncompleted contracts in excess of costs and estimated earnings and decrease in accounts receivable were primarily driven by the timing of billings on fabrication projects at March 31, 2014 compared to December 31, 2013. The decrease in accounts receivable was also attributable to a payment received during the three months ended March 31, 2014 relating to a rate adjustment in Argentina that was outstanding as of December 31, 2013.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in) continuing operations:
Operating activities	$52,853	$19,224
Investing activities	(100,658)	(87,380)
Financing activities	60,274	33,015
Effect of exchange rate changes on cash and cash equivalents	(4,409)	(454)
Discontinued operations	17,765	34,192
Net change in cash and cash equivalents	$25,825	$(1,403)

Operating Activities.  The increase in net cash provided by operating activities was primarily due to lower current period increases in working capital and improved gross margin primarily in our international contract operations segment during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Investing Activities.  The increase in net cash used in investing activities during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily attributable to an escrow deposit of $17.0 million made by the Partnership in February 2014 associated with the April 2014 MidCon Acquisition and a $4.1 million decrease in proceeds from sale of property, plant and equipment. These activities were partially offset by a $7.8 million decrease in capital expenditures.

Financing Activities.  The increase in net cash provided by financing activities during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to an $18.2 million increase in net borrowings under our debt facilities and a decrease in payments for debt issuance costs of $11.4 million. These activities were partially offset by a dividend paid to Exterran stockholders of $10.0 million during the three months ended March 31, 2014.

Discontinued Operations.  The decrease in net cash provided by discontinued operations during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily attributable to a $16.5 million decrease in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas. The payment we received during the three months ended March 31, 2013 included a prepayment of $17.2 million for the second quarter 2013 installment payment.

Capital Expenditures.  We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our targeted return on capital. We currently plan to spend approximately $500 million to $550 million in net capital expenditures during 2014, including (1) contract operations equipment additions and (2) approximately $100 million to $110 million on equipment maintenance capital related to our contract operations business. Net capital expenditures are net of proceeds from used fleet sales.

Long-term Debt.  As of March 31, 2014, we had approximately $1.6 billion in outstanding debt obligations, consisting of $82.5 million outstanding under our revolving credit facility, $349.9 million outstanding under our 4.25% convertible senior notes, $350.0 million outstanding under our 7.25% senior notes, $306.5 million outstanding under the Partnership’s revolving credit facility, $150.0 million outstanding under the Partnership’s term loan facility and $345.1 million outstanding under the Partnership’s 6% senior notes.

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

In July 2011, we entered into a five-year, $1.1 billion senior secured revolving credit facility (the “Credit Facility”). In March 2012, we decreased the borrowing capacity under this facility to $900.0 million. As of March 31, 2014, we had $82.5 million in outstanding borrowings and $113.1 million in outstanding letters of credit under the Credit Facility. At March 31, 2014, taking into account guarantees through letters of credit, we had undrawn and available capacity of $704.4 million under the Credit Facility.

Borrowings under the Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.50% to 2.50% and (ii) in the case of base rate loans, from 0.50% to 1.50%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At March 31, 2014, all amounts outstanding under the Credit Facility were LIBOR loans and the applicable margin was 1.5%. The weighted average annual interest rate at March 31, 2014 and March 31, 2013 on the outstanding balance under the Credit Facility was 1.7%. During the three months ended March 31, 2014 and 2013, the average daily debt balance under the Credit Facility was $53.9 million and $216.7 million, respectively.

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

The Credit Facility contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We are also subject to financial covenants, including a ratio of Adjusted EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 4.0 to 1.0. As of March 31, 2014, we maintained a 11.8 to 1.0 Adjusted EBITDA to Total Interest Expense ratio, a 1.6 to 1.0 consolidated Total Debt to Adjusted EBITDA ratio and a 0.2 to 1.0 Senior Secured Debt to Adjusted EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of March 31, 2014, we were in compliance with all financial covenants under the Credit Facility.

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

In June 2009, we issued $355.0 million aggregate principal amount of 4.25% convertible senior notes (the “4.25% Notes”). The 4.25% Notes, after taking into consideration dividends declared, are convertible upon the occurrence of certain conditions into shares of our common stock at a conversion rate of 43.3606 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to a conversion price of approximately $23.06 per share of common stock. The conversion rate will be subject to adjustment following certain dilutive events, including the declaration of dividends to Exterran stockholders, and certain corporate transactions. The value of the shares into which the 4.25% Notes can be converted exceeds their principal amount by $320.4 million as of March 31, 2014. We may not redeem the 4.25% Notes prior to their maturity date in June 2014. We have the intent and ability to refinance the maturity of the 4.25% Notes with borrowings under our existing Credit Facility and through conversion of the notes into common shares.

Pursuant to the terms of the indenture and supplemental indenture governing the 4.25% Notes, the 4.25% Notes became convertible at the holder’s discretion on March 15, 2014 and will remain convertible through the close of business on June 12, 2014, the second scheduled trading day immediately preceding their June 15, 2014 maturity date. Any of the 4.25% Notes submitted for conversion on or after

March 15, 2014 will be settled using the combination method provided in the indenture and supplemental indenture relating to the 4.25% Notes.

Exterran will satisfy its conversion obligations by delivering to each holder, for each $1,000 principal amount of the convertible notes tendered for conversion, the sum of the daily settlement amounts for each of the forty consecutive trading days beginning on and including April 15, 2014, which will consist of: (i) cash in an amount equal to the lesser of (a) $26.056 and (b) the Daily Conversion Value (as defined in the supplemental indenture) on such trading day; plus (ii) if such Daily Conversion Value on such trading day exceeds $26.056, a number of shares of common stock (together with cash in lieu of any fractional shares) equal to (a) the difference between such Daily Conversion Value and $26.056, divided by (b) the Daily Volume Weighted Average Price (as defined in the supplemental indenture) on such trading day.

In connection with the offering of the 4.25% Notes, we purchased call options on our stock at approximately $23.06 per share of common stock, after taking into consideration dividends declared, and sold warrants on our stock at approximately $32.55 per share of common stock, after taking into consideration dividends declared. These transactions economically adjust the effective conversion price to $32.55 for $325.0 million of the 4.25% Notes and therefore are expected to reduce the potential dilution to our common stock upon any such conversion. We may exercise our call options upon the conversion of notes into common stock. Counterparties to our warrants have the right to exercise the warrants in equal installments for 80 trading days beginning in September 2014.

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

In November 2010, the Partnership amended and restated its Partnership Credit Agreement to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. The Partnership amended the Partnership Credit Agreement in March 2013 to reduce the borrowing capacity under its revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. As of March 31, 2014, the Partnership had undrawn and available capacity of $343.5 million under its revolving credit facility.

The Partnership’s revolving credit and term loan facilities bear interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At March 31, 2014, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.0%. The weighted average annual interest rate on the outstanding balance under these facilities at March 31, 2014 and March 31, 2013, excluding the effect of interest rate swaps, was 2.2% and 2.5%, respectively. During the three months ended March 31, 2014 and 2013, the average daily debt balance under these facilities was $421.9 million and $688.9 million, respectively.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Agreement).

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Partnership Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. As of March 31, 2014, the Partnership maintained a 6.8 to 1.0 EBITDA to Total Interest Expense ratio, a 3.3 to 1.0 Total Debt to EBITDA ratio and a 1.9 to 1.0 Senior Secured Debt to EBITDA ratio. A material adverse effect with respect to the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts the Partnership’s ability to perform its obligations under the Partnership Credit Agreement, could lead to a default under that agreement. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreements, which would accelerate the Partnership’s obligation to repay its indebtedness under those agreements. As of March 31, 2014, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

In March 2013, the Partnership issued $350.0 million aggregate principal amount of 6% senior notes due April 2021 (the “Partnership 6% Notes”). The Partnership used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under its revolving credit facility. The Partnership 6% Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. In January 2014, holders of the Partnership 6% Notes exchanged their Partnership 6% Notes for registered notes with the same terms.

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

On April 7, 2014, the Partnership issued $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “Partnership 2014 Notes”). The Partnership received net proceeds of $337.4 million, after original issuance discount and issuance costs, from this offering, which were used to fund a portion of the April 2014 MidCon Acquisition and repay borrowings under its revolving credit facility. The Partnership 2014 Notes were issued at an original issuance discount of $5.7 million, which will be amortized using the effective interest method at an interest rate of 6.25% over their term. The Partnership 2014 Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, may not be offered or sold in the U.S. except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Partnership offered and issued the Partnership 2014 Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S. Pursuant to a registration rights agreement, the Partnership is required to register the Partnership 2014 Notes no later than 365 days after April 7, 2014.

The Partnership has entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with its variable rate debt. At March 31, 2014, the Partnership was a party to interest rate swaps with a notional value of $250.0 million pursuant to which it makes fixed payments and receives floating payments. These interest rate swaps expire in May 2018. As of March 31, 2014, the weighted average effective fixed interest rate on the interest rate swaps was 1.7%. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this report for further discussion of the interest rate swap agreements.

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

Dividends.  On February 25, 2014, we announced that our board of directors declared an initial quarterly dividend of $0.15 per share of common stock, which was paid on March 28, 2014 to stockholders of record at the close of business on March 14, 2014. Dividends paid to Exterran stockholders totaled $10.0 million during the three months ended March 31, 2014.

On April 29, 2014, we announced that our board of directors declared a quarterly dividend of $0.15 per share of common stock to be paid on May 16, 2014 to stockholders of record at the close of business on May 9, 2014. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

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

On April 28, 2014, Exterran GP LLC’s board of directors approved a cash distribution by the Partnership of $0.5375 per limited partner unit, or approximately $33.1 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from January 1, 2014 through March 31, 2014. The record date for this distribution is May 9, 2014 and payment is expected to occur on May 15, 2014.

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

For a reconciliation of gross margin to net income, see Note 15 to the Financial Statements.

We define EBITDA, as adjusted, as net income (loss) excluding income (loss) from discontinued operations (net of tax), cumulative effect of accounting changes (net of tax), income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, restructuring charges, non-cash gains or losses from foreign currency exchange rate changes recorded on intercompany obligations, expensed acquisition costs and other charges. We believe EBITDA, as adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), our subsidiaries’ capital structure (non-cash gains or losses from foreign currency exchange rate changes on intercompany obligations), tax consequences, impairment charges, restructuring charges, expensed acquisition costs and other charges. Management uses EBITDA, as adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. Our EBITDA, as adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

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

The following table reconciles our net income to EBITDA, as adjusted (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income	$34,894	$58,791
Income from discontinued operations, net of tax	(18,727)	(33,516)
Depreciation and amortization	85,522	82,646
Long-lived asset impairment	3,807	3,563
Restructuring charges	4,822	—
Investments in non-consolidated affiliates impairment	197	—
Proceeds from sale of joint venture assets	(4,890)	(4,665)
Interest expense	28,308	27,874
Gain on currency exchange rate remeasurement of intercompany balances	(81)	(3,575)
Expensed acquisition costs	1,544	—
Provision for income taxes	9,409	14,983
EBITDA, as adjusted	$144,805	$146,101

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

We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign currency loss in our condensed consolidated statements of operations of $0.6 million during the three months ended March 31, 2014 compared to a gain of $2.0 million during the three months ended March 31, 2013. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency including the remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany debt. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

As of March 31, 2014, after taking into consideration interest rate swaps, we had $289.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at March 31, 2014 would result in an annual increase in our interest expense of approximately $2.9 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer / principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of March 31, 2014 our principal executive officer / principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer / principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

A description of certain legal proceedings can be found in Litigation and Claims in Note 13 (“Commitments and Contingencies”) to the Financial Statements included in this report and is incorporated by reference into this Item 1.

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except as follows:

The Partnership’s failure to successfully combine its business with the assets acquired from MidCon may adversely affect its future results, which could limit the amount of cash the Partnership has available to distribute to its equity holders, including us.

The Partnership’s consummation of the April 2014 MidCon Acquisition involves potential risks, including:

•                  the failure to realize expected profitability, growth or accretion;

•                  environmental or regulatory compliance matters or liabilities;

•                  diversion of management’s attention from the Partnership’s existing businesses; and

•                  the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate.

If these risks or other anticipated or unanticipated liabilities were to materialize, any desired benefits of the April 2014 MidCon Acquisition may not be fully realized, if at all, and the Partnership’s business, financial condition and results of operations could be negatively impacted, which could limit the amount of cash the Partnership has available to distribute to its equity holders, including us. A reduction in the Partnership’s cash distributions to us would reduce the amount of cash available for payment of our debt and to fund our business requirements, and as a result could have a material adverse effect on our business, financial condition and results of operations.

As a result of the April 2014 MidCon Acquisition, the Partnership depends on Access for a significant portion of its revenue. The Partnership’s loss of its business with Access or the inability or failure of Access to meet their payment obligations may adversely affect the Partnership’s financial results, which could limit the amount of cash the Partnership has available for distribution to its equity holders, including us.

For the year ended December 31, 2013, no customer individually accounted for 10% or more of the Partnership’s total revenue. In connection with the April 2014 MidCon Acquisition, the Partnership and Access have entered into a seven-year contract operations services agreement under which the Partnership provides contract compression services to Access in regions including the Permian, Eagle Ford, Barnett, Anadarko, Mississippi Lime, Granite Wash, Woodford, Haynesville and Niobrara Basins. Following completion of the April 2014 MidCon Acquisition, Access will account for approximately 15% of the Partnership’s revenue. The Partnership’s loss of its business with Access, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Access to meet their payment obligations could have a material adverse effect on the Partnership’s business, results of operations, financial condition and ability to make cash distributions to its equity holders, including us. A reduction in the Partnership’s cash distributions to us would reduce the amount of cash available for payment of our debt and to fund our business requirements, and as a result could have a material adverse effect on our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of equity securities during the three months ended March 31, 2014:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
January 1, 2014 - January 31, 2014	1,547	34.17	N/A	N/A
February 1, 2014 - February 28, 2014	—	—	N/A	N/A
March 1, 2014 - March 31, 2014	128,611	41.18	N/A	N/A
Total	130,158	41.10	N/A	N/A

(1)         Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

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

2.2

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
4.1

Ninth Supplemental Indenture, dated as of June 27, 2012, by and among Exterran Holdings, Inc., Exterran Energy LLC and U.S. Bank National Association, as trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012

4.2

Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.3

Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, for the 4.25% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.4

Indenture, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, for the 7.25% Senior Notes due 2018, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

10.1

Equity Commitment Agreement, dated February 27, 2014, between Exterran Holdings, Inc. and Exterran Partners, L.P., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2014

10.2†

Form of Exterran Holdings, Inc. Award Notice and Agreement for Time-Vested Incentive Stock Option for Officers, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.3†

Form of Exterran Holdings, Inc. Award Notice and Agreement for Time-Vested Non-Qualified Stock Option, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.4†

Form of Exterran Holdings, Inc. Award Notice and Agreement for Time-Vested Restricted Stock, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.5†

Form of Exterran Holdings, Inc. Award Notice and Agreement for Time-Vested Cash-Settled Restricted Stock Units, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.6†

Form of Exterran Holdings, Inc. Award Notice and Agreement for Time-Vested Stock-Settled Restricted Stock Units, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.7†	Form of Exterran Holdings, Inc. Award Notice and Agreement for Performance Units, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014
10.8†

Form of Exterran Holdings, Inc. Award Notice and Agreement for Common Stock Award for Non-Employee Directors, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

31.1*	Certification of the Principal Executive Officer / Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer / Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTERRAN HOLDINGS, INC.

Date: May 6, 2014	By:	/s/ KENNETH R. BICKETT
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

2.2

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
4.1

Ninth Supplemental Indenture, dated as of June 27, 2012, by and among Exterran Holdings, Inc., Exterran Energy LLC and U.S. Bank National Association, as trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012

4.2

Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.3

Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, for the 4.25% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.4

Indenture, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, for the 7.25% Senior Notes due 2018, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

10.1

Equity Commitment Agreement, dated February 27, 2014, between Exterran Holdings, Inc. and Exterran Partners, L.P., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2014

10.2†

Form of Exterran Holdings, Inc. Award Notice and Agreement for Time-Vested Incentive Stock Option for Officers, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.3†

Form of Exterran Holdings, Inc. Award Notice and Agreement for Time-Vested Non-Qualified Stock Option, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.4†

Form of Exterran Holdings, Inc. Award Notice and Agreement for Time-Vested Restricted Stock, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.5†

Form of Exterran Holdings, Inc. Award Notice and Agreement for Time-Vested Cash-Settled Restricted Stock Units, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.6†

Form of Exterran Holdings, Inc. Award Notice and Agreement for Time-Vested Stock-Settled Restricted Stock Units, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.7†	Form of Exterran Holdings, Inc. Award Notice and Agreement for Performance Units, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014
10.8†

Form of Exterran Holdings, Inc. Award Notice and Agreement for Common Stock Award for Non-Employee Directors, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

31.1*	Certification of the Principal Executive Officer / Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer / Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.