Form 10-Q
period 2014-06-30
EXTERRAN HOLDINGS INC.
filed 2014-08-05
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

Number of shares of the common stock of the registrant outstanding as of July 29, 2014: 67,019,352 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

(unaudited)

	June 30, 2014	December 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$53,903	$35,665
Restricted cash	1,514	1,269
Accounts receivable, net of allowance of $5,475 and $8,605, respectively	504,989	476,792
Inventory, net	420,126	413,927
Costs and estimated earnings in excess of billings on uncompleted contracts	113,210	117,175
Current deferred income taxes	104,476	117,576
Other current assets	65,904	58,285
Current assets associated with discontinued operations	293	442
Total current assets	1,264,415	1,221,131
Property, plant and equipment, net	3,175,249	2,820,272
Intangible and other assets, net	203,758	164,836
Long-term assets associated with discontinued operations	19,695	20,918
Total assets	$4,663,117	$4,227,157

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$199,373	$177,289
Accrued liabilities	248,780	278,949
Deferred revenue	69,395	93,310
Billings on uncompleted contracts in excess of costs and estimated earnings	70,148	87,925
Current liabilities associated with discontinued operations	2,215	3,233
Total current liabilities	589,911	640,706
Long-term debt	1,852,568	1,502,155
Deferred income taxes	207,864	198,353
Other long-term liabilities	64,396	72,068
Long-term liabilities associated with discontinued operations	307	447
Total liabilities	2,715,046	2,413,729
Commitments and contingencies (Note 14)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 73,593,910 and 72,500,773 shares issued, respectively	736	725
Additional paid-in capital	3,729,172	3,769,429
Accumulated other comprehensive income	29,993	30,078
Accumulated deficit	(1,899,261)	(1,924,244)
Treasury stock — 6,571,505 and 6,582,068 common shares, at cost, respectively	(90,409)	(213,898)
Total Exterran stockholders’ equity	1,770,231	1,662,090
Noncontrolling interest	177,840	151,338
Total equity	1,948,071	1,813,428
Total liabilities and equity	$4,663,117	$4,227,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
North America contract operations	$181,940	$162,207	$338,463	$320,157
International contract operations	134,392	117,872	245,432	227,430
Aftermarket services	100,359	99,368	188,407	182,980
Fabrication	322,579	456,459	609,976	915,235
	739,270	835,906	1,382,278	1,645,802
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	77,514	70,513	148,595	141,623
International contract operations	46,502	50,015	87,534	96,214
Aftermarket services	79,297	77,936	147,118	143,382
Fabrication	279,983	381,573	509,571	783,972
Selling, general and administrative	95,712	91,005	188,290	175,879
Depreciation and amortization	111,956	80,751	197,478	163,397
Long-lived asset impairment	9,847	16,574	13,654	20,137
Restructuring charges	353	—	5,175	—
Interest expense	32,722	30,250	61,030	58,124
Equity in income of non-consolidated affiliates	(4,909)	(4,722)	(9,602)	(9,387)
Other (income) expense, net	(3,671)	(7,223)	(6,105)	(17,031)
	725,306	786,672	1,342,738	1,556,310
Income before income taxes	13,964	49,234	39,540	89,492
Provision for income taxes	10,870	23,624	20,279	38,607
Income from continuing operations	3,094	25,610	19,261	50,885
Income (loss) from discontinued operations, net of tax	17,769	(1,106)	36,496	32,410
Net income	20,863	24,504	55,757	83,295
Less: Net income attributable to the noncontrolling interest	(8,486)	(15,169)	(10,784)	(23,755)
Net income attributable to Exterran stockholders	$12,377	$9,335	$44,973	$59,540

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran common stockholders	$(0.08)	$0.16	$0.13	$0.41
Income (loss) from discontinued operations attributable to Exterran common stockholders	0.27	(0.02)	0.54	0.50
Net income attributable to Exterran common stockholders	$0.19	$0.14	$0.67	$0.91

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran common stockholders	$(0.08)	$0.16	$0.12	$0.41
Income (loss) from discontinued operations attributable to Exterran common stockholders	0.27	(0.02)	0.52	0.49
Net income attributable to Exterran common stockholders	$0.19	$0.14	$0.64	$0.90

Weighted average common shares outstanding used in income (loss) per common share:
Basic	65,890	64,484	65,575	64,281
Diluted	65,890	65,016	68,772	64,806

Dividends declared and paid per common share	$0.15	$—	$0.30	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$20,863	$24,504	$55,757	$83,295
Other comprehensive income (loss), net of tax:
Derivative gain (loss), net of reclassifications to earnings	(1,650)	5,102	(2,220)	6,183
Adjustments from changes in ownership of Partnership	65	—	65	(703)
Amortization of terminated interest rate swaps	749	684	1,529	1,009
Foreign currency translation adjustment	(1,403)	1,492	(269)	(3,770)
Total other comprehensive income (loss)	(2,239)	7,278	(895)	2,719
Comprehensive income	18,624	31,782	54,862	86,014
Less: Comprehensive income attributable to the noncontrolling interest	(7,650)	(19,654)	(9,974)	(29,124)
Comprehensive income attributable to Exterran stockholders	$10,974	$12,128	$44,888	$56,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(unaudited)

	Exterran Holdings, Inc. Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2013	$713	$3,710,758	$23,909	$(209,359)	$(2,047,408)	$223,646	$1,702,259
Treasury stock purchased				(3,515)			(3,515)
Options exercised	3	5,786					5,789
Shares issued in employee stock purchase plan		805					805
Stock-based compensation, net of forfeitures	7	8,035				345	8,387
Income tax benefit from stock-based compensation expense		867					867
Adjustments from changes in ownership of Partnership		31,573				(49,238)	(17,665)
Cash distribution to noncontrolling unitholders of the Partnership						(30,679)	(30,679)
Other		(84)					(84)
Comprehensive income (loss):
Net income					59,540	23,755	83,295
Derivatives gain, net of reclassifications to earnings and tax			814			5,369	6,183
Adjustments from changes in ownership of Partnership			(703)				(703)
Amortization of terminated interest rate swaps, net of tax			1,009				1,009
Foreign currency translation adjustment			(3,770)				(3,770)
Balance, June 30, 2013	$723	$3,757,740	$21,259	$(212,874)	$(1,987,868)	$173,198	$1,752,178

Balance, January 1, 2014	$725	$3,769,429	$30,078	$(213,898)	$(1,924,244)	$151,338	$1,813,428
Treasury stock purchased				(6,315)			(6,315)
Options exercised	6	10,761					10,767
Cash dividends					(19,990)		(19,990)
Shares issued in employee stock purchase plan		897					897
Stock-based compensation, net of forfeitures	4	10,692				607	11,303
Income tax benefit from stock-based compensation expense		7,684					7,684
Net proceeds from the sale of Partnership units, net of tax		74,521				51,212	125,733
Cash distribution to noncontrolling unitholders of the Partnership						(35,291)	(35,291)
Redemption of convertible debt	1	(234,219)		219,211			(15,007)
Shares acquired from exercise of call options		89,407		(89,407)			—
Comprehensive income (loss):
Net income					44,973	10,784	55,757
Derivatives loss, net of reclassifications to earnings and tax			(1,410)			(810)	(2,220)
Adjustments from changes in ownership of Partnership			65				65
Amortization of terminated interest rate swaps, net of tax			1,529				1,529
Foreign currency translation adjustment			(269)				(269)
Balance, June 30, 2014	$736	$3,729,172	$29,993	$(90,409)	$(1,899,261)	$177,840	$1,948,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$55,757	$83,295
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	197,478	163,397
Long-lived asset impairment	13,654	20,137
Amortization of deferred financing costs	3,288	4,542
Income from discontinued operations, net of tax	(36,496)	(32,410)
Amortization of debt discount	11,821	11,314
Provision for (benefit from) doubtful accounts	1,387	(739)
Gain on sale of property, plant and equipment	(3,493)	(18,906)
Equity in income of non-consolidated affiliates	(9,602)	(9,387)
Amortization of terminated interest rate swaps	2,353	1,552
Interest rate swaps	151	152
(Gain) loss on remeasurement of intercompany balances	(2,882)	469
Stock-based compensation expense	11,303	8,387
Deferred income tax provision	(12,575)	10,614
Changes in assets and liabilities, net of acquisition:
Accounts receivable and notes	(29,385)	(8,156)
Inventory	(3,398)	(68,094)
Costs and estimated earnings versus billings on uncompleted contracts	(13,882)	(118,607)
Other current assets	(7,283)	938
Accounts payable and other liabilities	(26,568)	31,653
Deferred revenue	(27,585)	5,451
Other	(3,906)	(10,507)
Net cash provided by continuing operations	120,137	75,095
Net cash provided by discontinued operations	2,466	5,520
Net cash provided by operating activities	122,603	80,615

Cash flows from investing activities:
Capital expenditures	(238,210)	(214,934)
Proceeds from sale of property, plant and equipment	13,399	71,111
Payment for MidCon acquisition	(360,521)	—
Return of investments in non-consolidated affiliates	9,799	9,387
Increase in restricted cash	(245)	—
Cash invested in non-consolidated affiliates	(197)	—
Net cash used in continuing operations	(575,975)	(134,436)
Net cash provided by discontinued operations	33,276	29,335
Net cash used in investing activities	(542,699)	(105,101)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,389,799	1,474,037
Repayments of long-term debt	(1,051,000)	(1,407,750)
Payments for debt issuance costs	(6,923)	(11,929)
Payments above face value for redemption of convertible debt	(15,007)	—
Payments for settlement of interest rate swaps that include financing elements	(1,894)	(314)
Net proceeds from the sale of Partnership units	169,471	—
Proceeds from stock options exercised	10,767	5,789
Proceeds from stock issued pursuant to our employee stock purchase plan	897	805
Purchases of treasury stock	(6,315)	(3,515)
Dividends to Exterran stockholders	(19,990)	—
Stock-based compensation excess tax benefit	7,820	1,026
Distributions to noncontrolling partners in the Partnership	(35,291)	(30,679)
Net cash provided by financing activities	442,334	27,470

Effect of exchange rate changes on cash and cash equivalents	(4,000)	(644)
Net increase in cash and cash equivalents	18,238	2,340
Cash and cash equivalents at beginning of period	35,665	34,601
Cash and cash equivalents at end of period	$53,903	$36,941

Supplemental disclosure of non-cash transactions:
Shares issued for redemption of convertible debt	$219,211	$—
Shares acquired from exercise of call options	$(89,407)	$—

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

Fabrication revenue is recognized using the percentage-of-completion method when the applicable criteria are met. We estimate percentage-of-completion for compressor and accessory fabrication on a direct labor hour to total labor hour basis. We estimate production and processing equipment fabrication percentage-of-completion using the direct labor hour to total labor hour basis and the cost to total cost basis. The duration of these projects is typically between three and 36 months. Fabrication revenue is recognized using the completed contract method when the applicable criteria of the percentage-of-completion method are not met. Fabrication revenue from a claim is recognized to the extent that costs related to the claim have been incurred, when collection is probable and can be reliably estimated. During the three and six months ended June 30, 2014, we recorded $3.5 million of revenue related to a claim on a contract that was determined to be probable of collection.

Earnings (Loss) Attributable to Exterran Common Stockholders Per Common Share

Basic income (loss) attributable to Exterran common stockholders per common share is computed by dividing income (loss) attributable to Exterran common stockholders by the weighted average number of shares outstanding for the period. Unvested share-based awards with nonforfeitable rights to receive dividends or dividend equivalents, whether paid or unpaid, are participating securities and are included in the computation of earnings (loss) per share following the two-class method. Therefore, our restricted stock and certain of our stock settled restricted stock units are considered participating securities for purposes of calculating earnings per share. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. During periods of net loss, no effect is given to participating securities because they do not have a contractual obligation to participate in our losses.

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

The following table summarizes net income attributable to Exterran common stockholders used in the calculation of basic and diluted income per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income (loss) from continuing operations attributable to Exterran stockholders	$(5,392)	$10,441	$8,477	$27,130
Income (loss) from discontinued operations, net of tax	17,769	(1,106)	36,496	32,410
Less: Net income attributable to participating securities	(122)	(175)	(803)	(1,106)
Net income attributable to Exterran common stockholders	$12,255	$9,160	$44,170	$58,434

The following table shows the potential shares of common stock that were included in computing diluted income (loss) attributable to Exterran common stockholders per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average common shares outstanding including participating securities	66,826	65,716	66,579	65,498
Less: Weighted average participating securities outstanding	(936)	(1,232)	(1,004)	(1,217)
Weighted average common shares outstanding — used in basic income (loss) per common share	65,890	64,484	65,575	64,281
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	**	530	556	523
On settlement of employee stock purchase plan shares	**	2	1	2
On exercise of warrants	**	**	2,640	**
On conversion of 4.25% convertible senior notes due 2014	**	**	**	**
On conversion of 4.75% convertible senior notes due 2014	**	**	**	**
Weighted average common shares outstanding — used in diluted income (loss) per common share	65,890	65,016	68,772	64,806

**           Excluded from diluted income (loss) per common share as their inclusion would have been anti-dilutive.

There were no adjustments to net income (loss) attributable to Exterran common stockholders for the diluted earnings (loss) per common share calculation during the three and six months ended June 30, 2014 and 2013.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted income (loss) attributable to Exterran common stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	497	741	541	834
On exercise of options and vesting of restricted stock units	497	—	—	—
On settlement of employee stock purchase plan shares	—	—	—	—
On exercise of warrants	12,426	12,426	—	12,426
On conversion of 4.25% convertible senior notes due 2014	12,900	15,334	14,146	15,334
On conversion of 4.75% convertible senior notes due 2014	—	—	—	241
Net dilutive potential common shares issuable	26,320	28,501	14,687	28,835

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

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, and excluding noncontrolling interest, during the six months ended June 30, 2013 and 2014 (in thousands):

	Derivatives Cash Flow Hedges		Foreign Currency Translation Adjustment		Total
Accumulated other comprehensive income (loss), January 1, 2013	$(2,984)		$26,893		$23,909
Loss recognized in other comprehensive income (loss), net of tax	(26	)(1)	(6,145	)(3)	(6,171)
Loss reclassified from accumulated other comprehensive income (loss), net of tax	1,146	(2)	2,375	(4)	3,521
Other comprehensive income (loss) attributable to Exterran stockholders	1,120		(3,770)		(2,650)
Accumulated other comprehensive income (loss), June 30, 2013	$(1,864)		$23,123		$21,259

Accumulated other comprehensive income (loss), January 1, 2014	$(1,346)		$31,424		$30,078
Loss recognized in other comprehensive income (loss), net of tax	(639	)(5)	(269	)(7)	(908)
Loss reclassified from accumulated other comprehensive income (loss), net of tax	823	(6)	—		823
Other comprehensive income (loss) attributable to Exterran stockholders	184		(269)		(85)
Accumulated other comprehensive income (loss), June 30, 2014	$(1,162)		$31,155		$29,993

(1)         During the three months ended June 30, 2013, we recognized a gain of $0.9 million and a tax provision of $0.3 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments. During the six months ended June 30, 2013, we recognized a gain of $0.2 million and a tax provision of $0.2 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments.

(2)         During the three months ended June 30, 2013, we reclassified a $1.0 million loss to interest expense and a tax benefit of $0.4 million to provision for income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss). During the six months ended June 30, 2013, we reclassified a $1.7 million loss to interest expense and a tax benefit of $0.6 million to provision for income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss).

(3)         During the three and six months ended June 30, 2013, we recognized a loss of $0.9 million and $6.1 million, respectively, in other comprehensive income (loss), net of tax, related to changes in foreign currency translation adjustment.

(4)         During the three and six months ended June 30, 2013, we reclassified a loss of $2.4 million related to foreign currency translation adjustment to long-lived asset impairment in our condensed consolidated statements of operations. This amount represents cumulative foreign currency translation adjustment associated with our United Kingdom entity that previously had been recognized in accumulated other comprehensive income (loss). As discussed in Note 10, we sold the entity that owned our fabrication facility in the United Kingdom in July 2013 and, we recognized an impairment during the three months ended June 30, 2013 based on the net transaction value set forth in our agreement to sell this entity.

(5)         During the three months ended June 30, 2014, we recognized a loss of $0.6 million and a tax benefit of $0.3 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments. During the six months ended June 30, 2014, we recognized a loss of $1.0 million and a tax benefit of $0.4 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments.

(6)        During the three months ended June 30, 2014, we reclassified a $0.6 million loss to interest expense and a tax benefit of $0.2 million to provision for income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss). During the six months ended June 30, 2014, we reclassified a $1.2 million loss to interest expense and a tax benefit of $0.4 million to provision for income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss).

(7)         During the three and six months ended June 30, 2014, we recognized a loss of $1.4 million and $0.3 million, respectively, in other comprehensive income (loss), net of tax, related to changes in foreign currency translation adjustment.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables, interest rate swaps and debt. At June 30, 2014 and December 31, 2013, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets or model derived calculations using market yields observed in active markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 9 for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$1,041,068	$1,080,000	$1,040,155	$1,070,000
Floating rate debt	811,500	810,000	462,000	462,000
Total debt	$1,852,568	$1,890,000	$1,502,155	$1,532,000

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

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received installment payments, including an annual charge, totaling $18.1 million and $35.9 million during the three and six months ended June 30, 2014, respectively, and $34.3 million during the first quarter of 2013, which included a prepayment of $17.2 million for the second quarter 2013 installment payment. The remaining principal amount due to us of approximately $149 million as of June 30, 2014, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In connection with the sale of these assets, we have agreed to suspend the arbitration proceeding previously filed by our Spanish subsidiary against Venezuela pending payment in full by PDVSA Gas of the purchase price for these nationalized assets.

In June 2012, we committed to a plan to sell our contract operations and aftermarket services businesses in Canada (“Canadian Operations”) as part of our continued emphasis on simplification and focus on our core businesses. In July 2013, we completed the sale of our Canadian Operations. Our Canadian Operations are reflected as discontinued operations in our condensed consolidated financial statements. These operations were previously included in our North American contract operations and aftermarket services business segments. In connection with the planned disposition, we recorded impairment charges totaling $3.9 million and $6.0 million during the three and six months ended June 30, 2013, respectively. The impairment charges are reflected in income (loss) from discontinued operations, net of tax, in our condensed consolidated statements of operations.

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

The following tables summarize the operating results of discontinued operations (in thousands):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Venezuela	Contract Water Treatment Business	Total	Venezuela	Canada	Contract Water Treatment Business	Total
Revenue	$—	$—	$—	$—	$13,630	$1,438	$15,068
Expenses and selling, general and administrative	121	104	225	81	10,771	760	11,612
Loss (recovery) attributable to expropriation and impairments	(16,563)	—	(16,563)	(228)	3,924	—	3,696
Other (income) loss, net	(1,472)	120	(1,352)	—	478	(16)	462
Provision for (benefit from) income taxes	—	(79)	(79)	—	179	225	404
Income (loss) from discontinued operations, net of tax	$17,914	$(145)	$17,769	$147	$(1,722)	$469	$(1,106)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Venezuela	Contract Water Treatment Business	Total	Venezuela	Canada	Contract Water Treatment Business	Total
Revenue	$—	$—	$—	$—	$24,458	$2,919	$27,377
Expenses and selling, general and administrative	245	177	422	308	21,810	1,808	23,926
Loss (recovery) attributable to expropriation and impairments	(32,984)	—	(32,984)	(33,427)	6,000	—	(27,427)
Other (income) loss, net	(3,858)	(27)	(3,885)	(2,592)	512	(17)	(2,097)
Provision for (benefit from) income taxes	—	(49)	(49)	—	172	393	565
Income (loss) from discontinued operations, net of tax	$36,597	$(101)	$36,496	$35,711	$(4,036)	$735	$32,410

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	June 30, 2014			December 31, 2013
	Venezuela	Contract Water Treatment Business	Total	Venezuela	Contract Water Treatment Business	Total
Cash	$70	$—	$70	$74	$—	$74
Accounts receivable	1	166	167	1	287	288
Inventory	—	36	36	—	50	50
Other current assets	6	14	20	16	14	30
Total current assets associated with discontinued operations	77	216	293	91	351	442
Property, plant and equipment, net	—	319	319	—	560	560
Deferred tax assets	—	19,376	19,376	—	20,358	20,358
Total assets associated with discontinued operations	$77	$19,911	$19,988	$91	$21,269	$21,360

Accounts payable	$236	$—	$236	$366	$2	$368
Accrued liabilities	1,271	708	1,979	1,998	867	2,865
Total current liabilities associated with discontinued operations	1,507	708	2,215	2,364	869	3,233
Other long-term liabilities	307	—	307	447	—	447
Total liabilities associated with discontinued operations	$1,814	$708	$2,522	$2,811	$869	$3,680

3.  April 2014 MidCon Acquisition

On April 10, 2014, the Partnership completed an acquisition of natural gas compression assets, including a fleet of 337 compressor units, comprising approximately 444,000 horsepower from MidCon Compression, L.L.C. (“MidCon”) for $351.1 million. The purchase price was funded with the net proceeds from the Partnership’s sale, pursuant to a public underwritten offering, of 6.2 million common units and a portion of the net proceeds from the Partnership’s issuance of $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “Partnership 2014 Notes”). The compressor units were previously used by MidCon to provide compression services to a subsidiary of Access Midstream Partners LP (“Access”). Effective as of the closing of the acquisition, the Partnership and Access entered into a seven-year contract operations services agreement under which the Partnership will provide compression services to Access. During the six months ended June 30, 2014, the Partnership incurred transaction costs of approximately $1.5 million related to this acquisition, which is reflected in other (income) expense, net, in our condensed consolidated statements of operations.

In accordance with the terms of the Purchase and Sale Agreement between the Partnership and MidCon relating to the transaction, the Partnership directed MidCon to sell a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory to our wholly-owned subsidiary Exterran Energy Solutions, L.P. (“EESLP”), an indirect parent company of the Partnership, for $9.4 million. The assets acquired by EESLP are used in conjunction with the compression units the Partnership acquired from MidCon to provide compression services. The acquisition of the assets by the Partnership and EESLP from MidCon is referred to as the “April 2014 MidCon Acquisition.” The purchase price paid by the Partnership and EESLP is subject to post-closing adjustments in accordance with the terms of the Purchase and Sale Agreement.

We accounted for the April 2014 MidCon Acquisition using the acquisition method, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The preliminary allocation of the purchase price, which is subject to certain adjustments, was based upon preliminary valuations and our estimates and assumptions are subject to change upon the completion of management’s review of the final valuations. We are in the process of finalizing valuations related to property, plant and equipment and identifiable intangible assets. Changes to the preliminary purchase price could impact future depreciation and amortization expense as well as income tax expense. The final valuation of net assets acquired is expected to be completed as soon as possible, but no later than one year from the acquisition date, in accordance with GAAP.

The following table summarizes the preliminary purchase price allocation based on estimated fair values of acquired assets as of the acquisition date (in thousands):

Preliminary Fair Value
Inventory	$4,357
Property, plant and equipment	314,556
Intangible assets	41,608
Preliminary purchase price	$360,521

Property, Plant and Equipment and Intangible Assets Acquired

The preliminary amount of property, plant and equipment is primarily comprised of compression equipment that will be depreciated on a straight-line basis over an estimated average remaining useful life of 25 years.

The preliminary amount of finite life intangible assets, and their associated average useful lives, was determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consisting of the following:

	Amount (In thousands)	Average Useful Life
Customer related	$4,583	25 years
Contract based	37,025	7 years
Total acquired identifiable intangible assets	$41,608

The results of operations attributable to the assets acquired in the April 2014 MidCon Acquisition have been included in our condensed consolidated financial statements as part of our North America contract operations segment since the date of acquisition. Revenue attributable to the assets acquired in the April 2014 MidCon Acquisition was $20.5 million from the date of acquisition through June 30, 2014. We are unable to provide earnings attributable to the assets acquired in the April 2014 MidCon Acquisition since the date of acquisition as we do not prepare full stand-alone earnings reports for those assets.

Pro Forma Financial Information

Pro forma financial information for the three and six months ended June 30, 2014 and 2013 has been included to give effect to the additional assets acquired in the April 2014 MidCon Acquisition. The April 2014 MidCon Acquisition is presented in the pro forma financial information as though the transaction occurred as of January 1, 2013. The pro forma financial information reflects the following transactions:

As related to the April 2014 MidCon Acquisition:

•                  the Partnership’s acquisition in April 2014 of natural gas compression assets and identifiable intangible assets from MidCon;

•                  our wholly-owned subsidiary EESLP’s, an indirect parent company of the Partnership, acquisition from MidCon, as directed by the Partnership, of a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory;

•                  the Partnership’s issuance of approximately 6.2 million common units to the public and approximately 126,000 general partner units to us;

•                  the Partnership’s issuance of $350.0 million aggregate principal amount of the Partnership 2014 Notes; and

•                  the Partnership’s use of proceeds from the issuance of common units, general partner units and the Partnership 2014 Notes to pay $351.1 million to MidCon for the April 2014 MidCon Acquisition and to pay down $159.3 million on its revolving credit facility.

The pro forma financial information below is presented for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results. The pro forma financial information below was derived by adjusting our historical financial statements.

The following table shows pro forma financial information for the three and six months ended June 30, 2014 and 2013 (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$741,550	$857,239	$1,406,050	$1,687,487
Net income attributable to Exterran common stockholders	$12,493	$10,055	$46,268	$60,910
Basic net income per common share attributable to Exterran common stockholders	$0.19	$0.15	$0.69	$0.93
Diluted net income per common share attributable to Exterran common stockholders	$0.19	$0.15	$0.66	$0.92

4.  Inventory, net

Inventory, net of reserves, consisted of the following amounts (in thousands):

	June 30, 2014	December 31, 2013
Parts and supplies	$244,202	$233,216
Work in progress	139,505	139,763
Finished goods	36,419	40,948
Inventory, net	$420,126	$413,927

As of June 30, 2014 and December 31, 2013, we had inventory reserves of $20.4 million and $14.1 million, respectively.

5.  Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Compression equipment, facilities and other fleet assets	$4,791,384	$4,304,019
Land and buildings	201,328	197,778
Transportation and shop equipment	301,524	288,042
Other	187,844	181,411
	5,482,080	4,971,250
Accumulated depreciation	(2,306,831)	(2,150,978)
Property, plant and equipment, net	$3,175,249	$2,820,272

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

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received installment payments, including an annual charge, totaling $4.9 million and $4.7 million during the three months ended June 30, 2014 and 2013, respectively, and $9.8 million and $9.4 million during the six months ended June 30, 2014 and 2013, respectively. The remaining principal amount due to us of approximately $30 million as of June 30, 2014, is payable in quarterly cash installments through the first quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as equity in (income) loss of non-consolidated affiliates in our condensed consolidated statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

7.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Revolving credit facility due July 2016	$459,500	$49,000
Partnership’s revolving credit facility due May 2018	202,000	263,000
Partnership’s term loan facility due May 2018	150,000	150,000
Partnership’s 6% senior notes due April 2021 (presented net of the unamortized discount of $4.8 million and $5.0 million, respectively)	345,237	344,955
Partnership’s 6% senior notes due October 2022 (presented net of the unamortized discount of $5.5 million as of June 30, 2014)	344,499	—
4.25% convertible senior notes due June 2014 (presented net of the unamortized discount of $11.3 million as of December 31, 2013)	—	343,661
7.25% senior notes due December 2018	350,000	350,000
Other, interest at various rates, collateralized by equipment and other assets	1,332	1,539
Long-term debt	$1,852,568	$1,502,155

Exterran Senior Secured Credit Facility

As of June 30, 2014, we had $459.5 million in outstanding borrowings and $113.1 million in outstanding letters of credit under our senior secured revolving credit facility (the “Credit Facility”). At June 30, 2014, taking into account guarantees through letters of credit, we had undrawn and available capacity of $327.4 million under the Credit Facility.

The Partnership Revolving Credit Facility and Term Loan

In March 2013, the Partnership amended its senior secured credit agreement (the “Partnership Credit Agreement”) to reduce the borrowing capacity under its revolving credit facility by $100.0 million to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. As a result of the March 2013 amendment, we expensed $0.7 million of unamortized deferred financing costs, which is reflected in interest expense in our condensed consolidated statements of operations. The Partnership incurred transaction costs of approximately $4.3 million related to the amendment to the Partnership Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the terms of the facilities. As of June 30, 2014, the Partnership had undrawn and available capacity of $448.0 million under its revolving credit facility.

The Partnership 6% Senior Notes Due April 2021

In March 2013, the Partnership issued $350.0 million aggregate principal amount of 6% senior notes due April 2021 (the “Partnership 2013 Notes”). The Partnership used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under its revolving credit facility. The Partnership incurred $7.6 million in transaction costs related to this issuance. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the Partnership 2013 Notes. The Partnership 2013 Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. In January 2014, holders of the Partnership 2013 Notes exchanged their Partnership 2013 Notes for registered notes with the same terms.

The Partnership 6% Senior Notes Due October 2022

In April 2014, the Partnership issued $350.0 million aggregate principal amount of the Partnership 2014 Notes. The Partnership received net proceeds of $337.4 million, after original issuance discount and issuance costs, from this offering, which it used to fund a portion of the April 2014 MidCon Acquisition (see Note 3) and repay borrowings under its revolving credit facility. The Partnership 2014 Notes were issued at an original issuance discount of $5.7 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. The Partnership incurred $6.9 million in transaction costs related to this issuance. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the Partnership 2014 Notes. The Partnership 2014 Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, may not be offered or sold in the U.S. except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Partnership offered and issued the Partnership 2014 Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S. Pursuant to a registration rights agreement, the Partnership is required to register the Partnership 2014 Notes no later than 365 days after April 7, 2014.

The Partnership 2014 Notes are guaranteed on a senior unsecured basis by all of the Partnership’s existing subsidiaries (other than EXLP Finance Corp., which is a co-issuer of the Partnership 2014 Notes) and certain of the Partnership’s future subsidiaries. The Partnership 2014 Notes and the guarantees, respectively, are the Partnership’s and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of the Partnership’s and the guarantors’ other senior obligations, and are effectively subordinated to all of the Partnership’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the Partnership 2014 Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries.

Prior to April 1, 2018, the Partnership may redeem all or a part of the Partnership 2014 Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, the Partnership may redeem up to 35% of the aggregate principal amount of the Partnership 2014 Notes prior to April 1, 2017 with the net proceeds of one or more equity offerings at a redemption price of 106.000% of the principal amount of the Partnership 2014 Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the Partnership 2014 Notes issued under the indenture remains outstanding after such redemption and the redemption occurs within 180 days of the date of the closing of such equity offering. On or after April 1, 2018, the Partnership may redeem all or a part of the Partnership 2014 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.000% for the twelve-month period beginning on April 1, 2018, 101.500% for the twelve-month period beginning on April 1, 2019 and 100.000% for the twelve-month period beginning on April 1, 2020 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date of the Partnership 2014 Notes.

4.25% Convertible Senior Notes

In June 2009, we issued $355.0 million aggregate principal amount of 4.25% convertible senior notes due June 2014 (the “4.25% Notes”). The 4.25% Notes, after taking into consideration dividends declared, were convertible upon the occurrence of certain conditions into shares of our common stock at a conversion rate of 43.5084 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to a conversion price of approximately $22.98 per share of common stock. In June 2014, we completed our redemption of the 4.25% Notes in exchange for $370.0 million in cash and 6.8 million shares of our common stock.

In connection with the offering of the 4.25% Notes, we purchased call options on our stock at approximately $22.98 per share of common stock, after taking into consideration dividends declared, and sold warrants on our stock at approximately $32.44 per share of common stock, after taking into consideration dividends declared. These transactions economically adjust the effective conversion price to $32.44 for $325.0 million of the 4.25% Notes. In June 2014, we exercised our call options to acquire 6.5 million shares of our common stock. The cost of the common shares acquired was recorded as treasury stock in our condensed consolidated balance sheets based on the original cost of the call options of $89.4 million. Counterparties to our warrants have the right to exercise the warrants in equal installments for 80 trading days beginning in September 2014.

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

8.  Accounting for Derivatives

We are exposed to market risks associated with changes in interest rates. We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

At June 30, 2014, the Partnership was a party to interest rate swaps with a notional value of $250.0 million, pursuant to which it makes fixed payments and receives floating payments. The Partnership entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. These interest rate swaps expire in May 2018. As of June 30, 2014, the weighted average effective fixed interest rate on the interest rate swaps was 1.7%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. There was no ineffectiveness related to interest rate swaps during the six months ended June 30, 2014. We recorded $0.2 million of interest income during the six months ended June 30, 2013 due to ineffectiveness related to interest rate swaps. We estimate that $4.4 million of deferred pre-tax losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at June 30, 2014, will be reclassified into earnings as interest expense at then current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

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

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	June 30, 2014
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Accrued liabilities	$(3,483)
Interest rate hedges	Other long-term liabilities	(811)
Total derivatives		$(4,294)

	December 31, 2013
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$322
Interest rate hedges	Accrued liabilities	(3,374)
Total derivatives		$(3,052)

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(2,174)	Interest expense	$(1,239)	$(3,129)	Interest expense	$(2,503)

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$4,484	Interest expense	$(2,001)	$4,700	Interest expense	$(3,473)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, with pricing levels as of the date of valuation (in thousands):

	June 30, 2014			December 31, 2013
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$—	$—	$—	$—	$322	$—
Interest rate swaps liability	—	(4,294)	—	—	(3,374)	—

On a quarterly basis, the interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2014 and 2013, with pricing levels as of the date of valuation (in thousands):

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$1,671	$—	$—	$3,825
Inventory write-down—Restructuring	—	—	2,331	—	—	—
Impaired long-lived assets—Discontinued operations	—	—	—	—	—	—

Our estimate of the impaired long-lived assets’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a discount rate of 8.6%. Impaired long-lived assets in the table above also includes our estimate of the fair value of the impaired assets of the entity that owned our fabrication facility in the United Kingdom, which was based on the net transaction value set forth in our July 2013 agreement to sell this entity. Our estimate of the fair value of the inventory associated with the restructuring of our make-ready operations was based on expected net sale proceeds. See Note 11 for further discussion of the restructuring of our make-ready operations. Our estimate of the fair value of the impaired assets that are classified as discontinued operations was based on our expected proceeds, net of selling costs.

10.  Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the six months ended June 30, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 170 idle compressor units, representing approximately 46,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $13.7 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the six months ended June 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 170 idle compressor units, representing approximately 40,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $7.1 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In July 2013, as part of our continued emphasis on simplification and focus on our core business, we sold the entity that owned our fabrication facility in the United Kingdom. As a result, we recorded impairment charges of $11.9 million during the six months ended June 30, 2013.

During the six months ended June 30, 2013, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $1.1 million on these assets.

11.  Restructuring Charges

In January 2014, we announced a plan to centralize our make-ready operations to improve the cost and efficiency of our shops and further enhance the competitiveness of our fleet of compressors. As part of this plan, we examined both recent and anticipated changes in the North America market, including the throughput demand of our shops and the addition of new equipment to our fleet. To better align our costs and capabilities with the current market, we determined to close several of our make-ready shops. The centralization of our make-ready operations was completed in the second quarter of 2014.

During the six months ended June 30, 2014, we incurred $5.2 million of restructuring charges primarily related to termination benefits and a non-cash write-down of inventory associated with the centralization of our make-ready operations. These charges are reflected as restructuring charges in our condensed consolidated statements of operations and are related to our North America contract operations and aftermarket services segments.

The following table summarizes the changes to our accrued liability balance related to restructuring charges for the six months ended June 30, 2014 (in thousands):

Restructuring Charges Accrual
Beginning balance at January 1, 2014	$—
Additions for costs expensed	5,175
Less non-cash expense	(4,103)
Reductions for payments	(929)
Ending balance at June 30, 2014	$143

12.  Stock-Based Compensation

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

The weighted average grant date fair value for stock options granted during the six months ended June 30, 2014 was $14.47 and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Six Months Ended June 30, 2014
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

The following table presents stock option activity during the six months ended June 30, 2014:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2014	2,152	$28.27
Granted	107	41.18
Exercised	(564)	19.09
Cancelled	(7)	63.34
Options outstanding, June 30, 2014	1,688	32.02	3.0	$30,085
Options exercisable, June 30, 2014	1,371	33.46	2.3	23,992

Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the six months ended June 30, 2014 was $12.3 million. As of June 30, 2014, we expect $2.4 million of unrecognized compensation cost related to unvested stock options to be recognized over the weighted-average period of 2.0 years.

Restricted Stock, Restricted Stock Units, Performance Units, Cash Settled Restricted Stock Units and Cash Settled Performance Units

For grants of restricted stock, restricted stock units and performance units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the grant date. Our restricted stock and certain of our stock settled restricted stock units include nonforfeitable rights to receive dividends or dividend equivalents. We remeasure the fair value of cash settled restricted stock units and cash settled performance units and record a cumulative adjustment of the expense previously recognized. Our obligation related to the cash settled restricted stock units and cash settled performance units is reflected as a liability in our condensed consolidated balance sheets. Our grants of restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units generally vest one-third per year on each of the first three anniversaries of the grant date.

The following table presents restricted stock, restricted stock unit, performance unit, cash settled restricted stock unit and cash settled performance unit activity during the six months ended June 30, 2014:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2014	1,672	$18.97
Granted	441	41.26
Vested	(836)	19.64
Cancelled	(39)	25.33
Non-vested awards, June 30, 2014(1)	1,238	26.26

(1) Non-vested awards as of June 30, 2014 are comprised of 215,000 cash settled restricted stock units and cash settled performance units and 1,023,000 restricted stock shares, restricted stock units and performance units.

As of June 30, 2014, we expect $30.7 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units to be recognized over the weighted-average period of 1.9 years.

Employee Stock Purchase Plan

In August 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The

ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. In May 2011, we amended the ESPP to increase the maximum number of shares of common stock available for purchase under the ESPP to 1,000,000. At June 30, 2014, 213,951 shares remained available for purchase under the ESPP. Our ESPP is compensatory and, as a result, we record an expense in our condensed consolidated statements of operations related to the ESPP. The purchase discount under the ESPP is 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.

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

Partnership Phantom Units

The following table presents phantom unit activity during the six months ended June 30, 2014:

	Phantom Units (in thousands)	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, January 1, 2014	85	$23.72
Granted	55	30.50
Vested	(45)	24.69
Phantom units outstanding, June 30, 2014	95	27.18

As of June 30, 2014, we expect $2.1 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.2 years.

13.  Cash Dividends

The following table summarizes our dividends per common share:

Declaration Date	Payment Date	Dividends per Common Share	Total Dividends
February 25, 2014	March 28, 2014	$0.15	$10.0 million
April 29, 2014	May 16, 2014	0.15	10.0 million

On July 31, 2014, our board of directors declared a quarterly dividend of $0.15 per share of common stock to be paid on August 18, 2014 to stockholders of record at the close of business on August 11, 2014. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

14.  Commitments and Contingencies

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of June 30, 2014
Performance guarantees through letters of credit(1)	2014-2017	$203,131
Standby letters of credit	2014-2015	11,407
Commercial letters of credit	2014	527
Bid bonds and performance bonds(1)	2014-2023	122,105
Maximum potential undiscounted payments		$337,170

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

In addition to U.S. federal, state, local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of June 30, 2014 and December 31, 2013, we have accrued $7.3 million and $16.1 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

As a result of the new methodology, our ad valorem tax expense (which is reflected on our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $5.5 million during the six months ended June 30, 2014. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $20.3 million as of June 30, 2014, of which approximately $5.3 million has been agreed to by a number of appraisal review boards and county appraisal districts and $15.0 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with appraisal districts to stay or abate other pending district court cases. If we are unsuccessful in any of the cases with the appraisal districts, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to penalties and interest. In addition, if we are unsuccessful in any of the cases with the appraisal districts, we would likely be required to pay the ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded, and as a result impact our future results of operations and cash flows.

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

15.  Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update to the authoritative guidance related to revenue recognition. The update outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update will be effective for reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the potential impact of the update on our financial statements.

In April 2014, the FASB issued an update to the authoritative guidance related to reporting requirements for discontinued operations. The update requires a disposal of a component or a group of components of an entity to meet a higher threshold in order to be reported as a discontinued operation in an entity’s financial statements. Discontinued operations reporting will be limited to disposal transactions that represent a strategic shift that has or will have a major effect on an entity’s operations and financial results when the component meets the criteria to be classified as held-for-sale or is disposed. The amended guidance also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The amendments in the update are effective prospectively for reporting periods beginning on or after December 15, 2014. Early application is permitted. We do not believe the adoption of this update will have a material impact on our financial statements.

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

The following tables present revenue and other financial information by reportable segment during the three and six months ended June 30, 2014 and 2013 (in thousands):

Three Months Ended	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Reportable Segments Total
June 30, 2014:
Revenue from external customers	$181,940	$134,392	$100,359	$322,579	$739,270
Gross margin(1)	104,426	87,890	21,062	42,596	255,974

June 30, 2013:
Revenue from external customers	$162,207	$117,872	$99,368	$456,459	$835,906
Gross margin(1)	91,694	67,857	21,432	74,886	255,869

Six Months Ended	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Reportable Segments Total
June 30, 2014:
Revenue from external customers	$338,463	$245,432	$188,407	$609,976	$1,382,278
Gross margin(1)	189,868	157,898	41,289	100,405	489,460

June 30, 2013:
Revenue from external customers	$320,157	$227,430	$182,980	$915,235	$1,645,802
Gross margin(1)	178,534	131,216	39,598	131,263	480,611

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

The following table reconciles net income to gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$20,863	$24,504	$55,757	$83,295
Selling, general and administrative	95,712	91,005	188,290	175,879
Depreciation and amortization	111,956	80,751	197,478	163,397
Long-lived asset impairment	9,847	16,574	13,654	20,137
Restructuring charges	353	—	5,175	—
Interest expense	32,722	30,250	61,030	58,124
Equity in income of non-consolidated affiliates	(4,909)	(4,722)	(9,602)	(9,387)
Other (income) expense, net	(3,671)	(7,223)	(6,105)	(17,031)
Provision for income taxes	10,870	23,624	20,279	38,607
(Income) loss from discontinued operations, net of tax	(17,769)	1,106	(36,496)	(32,410)
Gross margin	$255,974	$255,869	$489,460	$480,611

17.  Transactions Related to the Partnership

In April 2014, the Partnership sold, pursuant to a public underwritten offering, 6,210,000 common units, including 810,000 common units pursuant to an over-allotment option. The Partnership received net proceeds of $169.5 million, after deducting underwriting discounts, commissions and offering expenses, which it used to fund a portion of the April 2014 MidCon Acquisition. In connection with this sale and as permitted under its partnership agreement, the Partnership issued and sold to Exterran General Partner, L.P. (“GP”), our wholly-owned subsidiary and the Partnership’s general partner, in exchange for $3.6 million, approximately 126,000 general partner units to maintain GP’s approximate 2.0% general partner interest in the Partnership. As a result, adjustments were made to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

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

The following table presents the effects of changes from net income attributable to Exterran stockholders and changes in our equity interest of the Partnership on our equity attributable to Exterran stockholders (in thousands):

	Six Months Ended June 30,
	2014	2013
Net income attributable to Exterran stockholders	$44,973	$59,540
Increase in Exterran stockholders’ additional paid-in capital for change in ownership of Partnership units	74,521	31,573
Change from net income attributable to Exterran stockholders and transfers to/from the noncontrolling interest	$119,494	$91,113

18.  Supplemental Guarantor Financial Information

Exterran Holdings, Inc. (“Parent”) is the issuer of our 7.25% senior notes with an aggregate principal amount of $350.0 million due December 2018 (the “7.25% Notes”). EESLP, EES Leasing LLC, EXH GP LP LLC and EXH MLP LP LLC (each a 100% owned subsidiary; together, the “Guarantor Subsidiaries”), have agreed to fully and unconditionally on a joint and several senior unsecured basis guarantee Parent’s obligations relating to the 7.25% Notes. As a result of these guarantees, we are presenting the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. The Other Subsidiaries column includes financial information for those subsidiaries that do not guarantee the 7.25% Notes.

Condensed Consolidating Balance Sheet

June 30, 2014

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$7,722	$686,801	$569,599	$—	$1,264,122
Current assets associated with discontinued operations	—	—	293	—	293
Total current assets	7,722	686,801	569,892	—	1,264,415
Property, plant and equipment, net	—	1,141,207	2,034,042	—	3,175,249
Investments in affiliates	1,755,649	1,825,985	—	(3,581,634)	—
Intangible and other assets, net	6,981	28,117	168,660	—	203,758
Intercompany receivables	811,968	13,218	619,103	(1,444,289)	—
Long-term assets associated with discontinued operations	—	—	19,695	—	19,695
Total long-term assets	2,574,598	3,008,527	2,841,500	(5,025,923)	3,398,702
Total assets	$2,582,320	$3,695,328	$3,411,392	$(5,025,923)	$4,663,117

LIABILITIES AND EQUITY

Current liabilities	$2,589	$328,664	$256,443	$—	$587,696
Current liabilities associated with discontinued operations	—	—	2,215	—	2,215
Total current liabilities	2,589	328,664	258,658	—	589,911
Long-term debt	809,500	1,332	1,041,736	—	1,852,568
Intercompany payables	—	1,431,071	13,218	(1,444,289)	—
Other long-term liabilities	—	178,612	93,648	—	272,260
Long-term liabilities associated with discontinued operations	—	—	307	—	307
Total liabilities	812,089	1,939,679	1,407,567	(1,444,289)	2,715,046
Total equity	1,770,231	1,755,649	2,003,825	(3,581,634)	1,948,071
Total liabilities and equity	$2,582,320	$3,695,328	$3,411,392	$(5,025,923)	$4,663,117

Condensed Consolidating Balance Sheet

December 31, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$141	$710,801	$509,747	$—	$1,220,689
Current assets associated with discontinued operations	—	—	442	—	442
Total current assets	141	710,801	510,189	—	1,221,131
Property, plant and equipment, net	—	1,143,111	1,677,161	—	2,820,272
Investments in affiliates	1,851,131	1,680,215	—	(3,531,346)	—
Intangible and other assets, net	20,060	29,555	126,451	(11,230)	164,836
Intercompany receivables	536,382	14,818	633,678	(1,184,878)	—
Long-term assets associated with discontinued operations	—	—	20,918	—	20,918
Total long-term assets	2,407,573	2,867,699	2,458,208	(4,727,454)	3,006,026
Total assets	$2,407,714	$3,578,500	$2,968,397	$(4,727,454)	$4,227,157

LIABILITIES AND EQUITY

Current liabilities	$2,963	$369,829	$264,681	$—	$637,473
Current liabilities associated with discontinued operations	—	—	3,233	—	3,233
Total current liabilities	2,963	369,829	267,914	—	640,706
Long-term debt	742,661	1,539	757,955	—	1,502,155
Intercompany payables	—	1,170,060	14,818	(1,184,878)	—
Other long-term liabilities	—	185,941	95,710	(11,230)	270,421
Long-term liabilities associated with discontinued operations	—	—	447	—	447
Total liabilities	745,624	1,727,369	1,136,844	(1,196,108)	2,413,729
Total equity	1,662,090	1,851,131	1,831,553	(3,531,346)	1,813,428
Total liabilities and equity	$2,407,714	$3,578,500	$2,968,397	$(4,727,454)	$4,227,157

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended June 30, 2014

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$377,333	$427,654	$(65,717)	$739,270
Costs of sales (excluding depreciation and amortization expense)	—	291,922	257,091	(65,717)	483,296
Selling, general and administrative	104	42,419	53,189	—	95,712
Depreciation and amortization	—	35,204	76,752	—	111,956
Long-lived asset impairment	—	7,856	1,991	—	9,847
Restructuring charges	—	155	198	—	353
Interest expense	17,135	980	14,607	—	32,722
Intercompany charges, net	(9,208)	8,299	909	—	—
Equity in income of affiliates	(17,607)	(32,058)	(4,909)	49,665	(4,909)
Other (income) expense, net	10	1,186	(4,867)	—	(3,671)
Income before income taxes	9,566	21,370	32,693	(49,665)	13,964
Provision for (benefit from) income taxes	(2,811)	3,763	9,918	—	10,870
Income from continuing operations	12,377	17,607	22,775	(49,665)	3,094
Income from discontinued operations, net of tax	—	—	17,769	—	17,769
Net income	12,377	17,607	40,544	(49,665)	20,863
Less: Net income attributable to the noncontrolling interest	—	—	(8,486)	—	(8,486)
Net income attributable to Exterran stockholders	12,377	17,607	32,058	(49,665)	12,377
Other comprehensive loss attributable to Exterran stockholders	(1,403)	(1,842)	(1,726)	3,568	(1,403)
Comprehensive income attributable to Exterran stockholders	$10,974	$15,765	$30,332	$(46,097)	$10,974

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended June 30, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$514,181	$379,528	$(57,803)	$835,906
Costs of sales (excluding depreciation and amortization expense)	—	392,652	245,188	(57,803)	580,037
Selling, general and administrative	58	44,833	46,114	—	91,005
Depreciation and amortization	—	31,436	49,315	—	80,751
Long-lived asset impairment	—	3,694	12,880	—	16,574
Interest expense	18,900	833	10,517	—	30,250
Intercompany charges, net	(8,999)	7,111	1,888	—	—
Equity in income of affiliates	(15,817)	(101)	(4,722)	15,918	(4,722)
Other (income) expense, net	10	390	(7,623)	—	(7,223)
Income before income taxes	5,848	33,333	25,971	(15,918)	49,234
Provision for (benefit from) income taxes	(3,487)	17,516	9,595	—	23,624
Income from continuing operations	9,335	15,817	16,376	(15,918)	25,610
Loss from discontinued operations, net of tax	—	—	(1,106)	—	(1,106)
Net income	9,335	15,817	15,270	(15,918)	24,504
Less: Net income attributable to the noncontrolling interest	—	—	(15,169)	—	(15,169)
Net income attributable to Exterran stockholders	9,335	15,817	101	(15,918)	9,335
Other comprehensive income attributable to Exterran stockholders	2,793	3,120	3,109	(6,229)	2,793
Comprehensive income attributable to Exterran stockholders	$12,128	$18,937	$3,210	$(22,147)	$12,128

Condensed Consolidating Statement of Operations and Comprehensive Income

Six months Ended June 30, 2014

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$718,236	$774,292	$(110,250)	$1,382,278
Costs of sales (excluding depreciation and amortization expense)	—	537,838	465,230	(110,250)	892,818
Selling, general and administrative	150	88,231	99,909	—	188,290
Depreciation and amortization	—	70,611	126,867	—	197,478
Long-lived asset impairment	—	9,177	4,477	—	13,654
Restructuring charges	—	4,598	577	—	5,175
Interest expense	35,615	1,238	24,177	—	61,030
Intercompany charges, net	(18,171)	16,542	1,629	—	—
Equity in income of affiliates	(56,429)	(74,489)	(9,602)	130,918	(9,602)
Other (income) expense, net	20	1,781	(7,906)	—	(6,105)
Income before income taxes	38,815	62,709	68,934	(130,918)	39,540
Provision for (benefit from) income taxes	(6,158)	6,280	20,157	—	20,279
Income from continuing operations	44,973	56,429	48,777	(130,918)	19,261
Income from discontinued operations, net of tax	—	—	36,496	—	36,496
Net income	44,973	56,429	85,273	(130,918)	55,757
Less: Net income attributable to the noncontrolling interest	—	—	(10,784)	—	(10,784)
Net income attributable to Exterran stockholders	44,973	56,429	74,489	(130,918)	44,973
Other comprehensive loss attributable to Exterran stockholders	(85)	(844)	(573)	1,417	(85)
Comprehensive income attributable to Exterran stockholders	$44,888	$55,585	$73,916	$(129,501)	$44,888

Condensed Consolidating Statement of Operations and Comprehensive Income

Six months Ended June 30, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$1,049,608	$756,918	$(160,724)	$1,645,802
Costs of sales (excluding depreciation and amortization expense)	—	822,100	503,815	(160,724)	1,165,191
Selling, general and administrative	160	90,522	85,197	—	175,879
Depreciation and amortization	—	65,468	97,929	—	163,397
Long-lived asset impairment	—	5,589	14,548	—	20,137
Interest expense	38,923	1,318	17,883	—	58,124
Intercompany charges, net	(18,084)	15,258	2,826	—	—
Equity in income of affiliates	(73,520)	(53,289)	(9,387)	126,809	(9,387)
Other (income) expense, net	19	(6,617)	(10,433)	—	(17,031)
Income before income taxes	52,502	109,259	54,540	(126,809)	89,492
Provision for (benefit from) income taxes	(7,038)	35,739	9,906	—	38,607
Income from continuing operations	59,540	73,520	44,634	(126,809)	50,885
Income from discontinued operations, net of tax	—	—	32,410	—	32,410
Net income	59,540	73,520	77,044	(126,809)	83,295
Less: Net income attributable to the noncontrolling interest	—	—	(23,755)	—	(23,755)
Net income attributable to Exterran stockholders	59,540	73,520	53,289	(126,809)	59,540
Other comprehensive loss attributable to Exterran stockholders	(2,650)	(2,215)	(1,754)	3,969	(2,650)
Comprehensive income attributable to Exterran stockholders	$56,890	$71,305	$51,535	$(122,840)	$56,890

Condensed Consolidating Statement of Cash Flows

Six months Ended June 30, 2014

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(7,624)	$20,896	$106,865	$—	$120,137
Net cash provided by discontinued operations	—	—	2,466	—	2,466
Net cash provided by (used in) operating activities	(7,624)	20,896	109,331	—	122,603
Cash flows from investing activities:
Capital expenditures	—	(69,033)	(169,177)	—	(238,210)
Proceeds from sale of property, plant and equipment	—	7,271	6,128	—	13,399
Payment for MidCon acquisition	—	(9,400)	(351,121)	—	(360,521)
Capital distributions received from consolidated subsidiaries	—	26,641	—	(26,641)	—
Increase in restricted cash	—	—	(245)	—	(245)
Return of investments in non-consolidated affiliates	—	—	9,799	—	9,799
Investment in consolidated subsidiaries	—	(11,128)	—	11,128	—
Cash invested in non-consolidated affiliates	—	—	(197)	—	(197)
Return of investments in consolidated subsidiaries	252,482	—	—	(252,482)	—
Net cash provided by (used in) continuing operations	252,482	(55,649)	(504,813)	(267,995)	(575,975)
Net cash provided by discontinued operations	—	—	33,276	—	33,276
Net cash provided by (used in) investing activities	252,482	(55,649)	(471,537)	(267,995)	(542,699)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	825,001	—	564,798	—	1,389,799
Repayments of long-term debt	(769,500)	—	(281,500)	—	(1,051,000)
Payments for debt issuance costs	—	—	(6,923)	—	(6,923)
Payments above face value for redemption of convertible debt	(15,007)	—	—	—	(15,007)
Payments for settlement of interest rate swaps that include financing elements	—	—	(1,894)	—	(1,894)
Net proceeds from the sale of Partnership units	—	—	169,471	—	169,471
Proceeds from stock options exercised	10,767	—	—	—	10,767
Proceeds from stock issued pursuant to our employee stock purchase plan	897	—	—	—	897
Purchases of treasury stock	(6,315)	—	—	—	(6,315)
Dividends to Exterran stockholders	(19,990)	—	—	—	(19,990)
Stock-based compensation excess tax benefit	7,820	—	—	—	7,820
Distributions to noncontrolling partners in the Partnership	—	—	(61,932)	26,641	(35,291)
Net proceeds from sale of general partner units	—	—	3,573	(3,573)	—
Capital distributions to affiliates	—	(252,482)	—	252,482	—
Capital contributions received from parent	—	—	7,555	(7,555)	—
Borrowings (repayments) between consolidated subsidiaries, net	(278,461)	295,227	(16,766)	—	—
Net cash provided by (used in) financing activities	(244,788)	42,745	376,382	267,995	442,334
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,000)	—	(4,000)
Net increase in cash and cash equivalents	70	7,992	10,176	—	18,238
Cash and cash equivalents at beginning of period	11	1,554	34,100	—	35,665
Cash and cash equivalents at end of period	$81	$9,546	$44,276	$—	$53,903

Condensed Consolidating Statement of Cash Flows

Six months Ended June 30, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(3,235)	$40,425	$37,905	$—	$75,095
Net cash provided by discontinued operations	—	—	5,520	—	5,520
Net cash provided by (used in) operating activities	(3,235)	40,425	43,425	—	80,615
Cash flows from investing activities:
Capital expenditures	—	(115,664)	(102,648)	3,378	(214,934)
Proceeds from sale of property, plant and equipment	—	16,934	57,555	(3,378)	71,111
Capital distributions received from consolidated subsidiaries	—	20,250	—	(20,250)	—
Return of investments in non-consolidated affiliates	—	—	9,387	—	9,387
Investment in consolidated subsidiaries	—	(9,454)	—	9,454	—
Net cash used in continuing operations	—	(87,934)	(35,706)	(10,796)	(134,436)
Net cash provided by discontinued operations	—	—	29,335	—	29,335
Net cash used in investing activities	—	(87,934)	(6,371)	(10,796)	(105,101)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	631,501	—	842,536	—	1,474,037
Repayments of long-term debt	(599,250)	—	(808,500)	—	(1,407,750)
Payments for debt issuance costs	—	—	(11,929)	—	(11,929)
Payments for settlement of interest rate swaps that include financing elements	—	—	(314)	—	(314)
Proceeds from stock options exercised	5,789	—	—	—	5,789
Proceeds from stock issued pursuant to our employee stock purchase plan	805	—	—	—	805
Purchases of treasury stock	(3,515)	—	—	—	(3,515)
Stock-based compensation excess tax benefit	1,026	—	—	—	1,026
Distributions to noncontrolling partners in the Partnership	—	—	(50,929)	20,250	(30,679)
Capital contributions received from parent	—	—	9,454	(9,454)	—
Borrowings (repayments) between consolidated subsidiaries, net	(33,107)	39,726	(6,619)	—	—
Net cash provided by (used in) financing activities	3,249	39,726	(26,301)	10,796	27,470
Effect of exchange rate changes on cash and cash equivalents	—	—	(644)	—	(644)
Net increase (decrease) in cash and cash equivalents	14	(7,783)	10,109	—	2,340
Cash and cash equivalents at beginning of period	24	10,461	24,116	—	34,601
Cash and cash equivalents at end of period	$38	$2,678	$34,225	$—	$36,941

19.  Subsequent Event

On July 11, 2014, the Partnership entered into a Purchase and Sale Agreement with MidCon to acquire natural gas compression assets, including a fleet of 162 compressor units, comprising approximately 110,000 horsepower, a tract of real property and the facility located thereon, a fleet of vehicles, equipment, inventory and other related property for approximately $135.0 million (the “Proposed MidCon Acquisition”). The purchase price is subject to certain closing and post-closing adjustments in accordance with the terms of the Purchase and Sale Agreement. The majority of the horsepower to be acquired is currently under a five-year contract operations services agreement with BHP Billiton Petroleum (“BHP Billiton”) to provide compression services. In connection with the acquisition, the contract operations services agreement with BHP Billiton will be assigned to the Partnership effective as of the closing. The Partnership plans to fund this acquisition with funds available under its revolving credit facility. The Proposed MidCon Acquisition, which is subject to certain closing conditions, is expected to close in the third quarter of 2014.

As part of the transaction, we have agreed with the Partnership that at the closing of the Proposed MidCon Acquisition, the Partnership will direct MidCon to sell to our wholly-owned subsidiary EESLP, an indirect parent company of the Partnership, certain assets to be acquired in the acquisition, including a tract of real property and the facility located thereon, a fleet of vehicles, equipment, inventory and other related property. EESLP will fund $4.1 million of the purchase price and the Partnership will fund $130.9 million of the purchase price. Each of these amounts are subject to adjustment prior to, and after, the closing of the acquisition in accordance with the terms of the Purchase and Sale Agreement.

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

Exterran Partners, L.P.

We have an equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of June 30, 2014, public unitholders held a 63% ownership interest in the Partnership and we owned the remaining equity interest, including all of the general partner interest and incentive distribution rights. We consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional equity interests in the Partnership. As of June 30, 2014, the Partnership’s fleet included 6,121 compressor units comprising approximately 2,966,000 horsepower, or 75% of our and the Partnership’s combined total U.S. horsepower. The Partnership’s fleet included 228 compressor units, comprising approximately 73,000 horsepower, leased from our wholly-owned subsidiaries and excluded 3 compressor units, comprising approximately 1,000 horsepower, owned by the Partnership but leased to our wholly-owned subsidiaries as of June 30, 2014.

April 2014 MidCon Acquisition

On April 10, 2014, the Partnership completed an acquisition of natural gas compression assets, including a fleet of 337 compressor units, comprising approximately 444,000 horsepower from MidCon Compression, L.L.C. (“MidCon”) for $351.1 million. The purchase price was funded with the net proceeds from the Partnership’s sale, pursuant to a public underwritten offering, of 6.2 million common units (see Note 17 to the Financial Statements) and a portion of the net proceeds from the Partnership’s issuance of $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “Partnership 2014 Notes”) (see Note 7 to the Financial Statements). The compressor units were previously used by MidCon to provide compression services to a subsidiary of Access Midstream Partners LP (“Access”). Effective as of the closing of the acquisition, the Partnership and Access entered into a seven-year contract operations services agreement under which the Partnership will provide compression services to Access. During the six months ended June 30, 2014, the Partnership incurred transaction costs of approximately $1.5 million related to this acquisition, which is reflected in other (income) expense, net, in our condensed consolidated statements of operations.

In accordance with the terms of the Purchase and Sale Agreement between the Partnership and MidCon relating to the transaction, the Partnership directed MidCon to sell a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory to our wholly-owned subsidiary Exterran Energy Solutions, L.P. (“EESLP”), an indirect parent company of the Partnership, for $9.4 million. The assets acquired by EESLP are used in conjunction with the compression units the Partnership acquired from MidCon to provide compression services. The acquisition of the assets by the Partnership and EESLP from MidCon is referred to as the “April 2014 MidCon Acquisition.” The purchase price paid by the Partnership and EESLP is subject to post-closing adjustments in accordance with the terms of the Purchase and Sale Agreement.

Proposed MidCon Acquisition

On July 11, 2014, the Partnership entered into a Purchase and Sale Agreement with MidCon to acquire natural gas compression assets, including a fleet of 162 compressor units, comprising approximately 110,000 horsepower, a tract of real property and the facility located thereon, a fleet of vehicles, equipment, inventory and other related property for approximately $135.0 million (the “Proposed MidCon Acquisition”). The purchase price is subject to certain closing and post-closing adjustments in accordance with the terms of the Purchase and Sale Agreement. The majority of the horsepower to be acquired is currently under a five-year contract operations services agreement with BHP Billiton Petroleum (“BHP Billiton”) to provide compression services. In connection with the acquisition, the contract operations services agreement with BHP Billiton will be assigned to the Partnership effective as of the closing. The Partnership plans to fund this acquisition with funds available under its revolving credit facility. The Proposed MidCon Acquisition, which is subject to certain closing conditions, is expected to close in the third quarter of 2014.

As part of the transaction, we have agreed with the Partnership that at the closing of the Proposed MidCon Acquisition, the Partnership will direct MidCon to sell to our wholly-owned subsidiary EESLP, an indirect parent company of the Partnership, certain assets to be acquired in the acquisition, including a tract of real property and the facility located thereon, a fleet of vehicles, equipment, inventory and other related property. EESLP will fund $4.1 million of the purchase price and the Partnership will fund $130.9 million of the purchase price. Each of these amounts are subject to adjustment prior to, and after, the closing of the acquisition in accordance with the terms of the Purchase and Sale Agreement.

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

Natural gas consumption in the U.S. for the twelve months ended April 30, 2014 increased by approximately 2% compared to the twelve months ended April 30, 2013. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 1% in 2014 compared to 2013 and increase by an average of 0.7% per year thereafter until 2040. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet in 2040, or 16% of the projected worldwide total of approximately 185 trillion cubic feet.

Natural gas marketed production in the U.S. for the twelve months ended April 30, 2014 increased by approximately 3% compared to the twelve months ended April 30, 2013. The EIA forecasts that total U.S. natural gas marketed production will increase by 4% in 2014 compared to 2013, and U.S. natural gas production will increase by an average of 1.5% per year thereafter until 2040. The EIA estimates that the U.S. natural gas production level will be approximately 33 trillion cubic feet in 2040, or 18% of the projected worldwide total of approximately 187 trillion cubic feet.

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

In the second half of 2011, we embarked on a multi-year plan to improve the profitability of our operations. We implemented certain key profitability initiatives associated with this plan in 2012, and implemented additional process initiatives intended to improve operating efficiency and reduce our cost structure throughout 2013 and into 2014. These initiatives have positively impacted all of our business segments, and we expect additional positive impact throughout the remainder of 2014.

We continue to see steady activity in North America shale plays and areas focused on the production of oil and natural gas liquids. This activity has increased the overall amount of compression horsepower in the industry; however, these increases continue to be offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. Historically, natural gas prices in North America have been volatile. During periods of lower natural gas prices, natural gas production growth could be limited or decline in North America, particularly in dry gas areas. Booking activity levels for our fabricated products in North America during the six months ended June 30, 2014 have increased by approximately 15% compared to the six months ended June 30, 2013 and our North America fabrication backlog increased by over 20% in the current quarter. Despite these improvements, we do not believe our backlog will return to relatively high 2012 levels due to increased efficiency as well as a shift in product mix away from our longest lead time products, such as installation. Our continued focus on increasing throughput in our fabrication facilities is resulting in shorter lead times, which generally lead to lower backlog levels.

In international markets, we believe demand for our contract operations and fabricated projects will continue and we expect to have opportunities to grow our international business through our contract operations, aftermarket services and fabrication business segments over the long term.

Our level of capital spending depends on our forecast for the demand for our products and services and the equipment required to provide services to our customers. Based on the demand we see for contract compression in both North America and international markets, we anticipate investing more capital in our contract operations business in 2014 than we did in 2013.

Based on current market conditions, we expect that net cash provided by operating activities and availability under our credit facilities will be sufficient to finance our operating expenditures, capital expenditures, scheduled interest and debt repayments and anticipated dividends through December 31, 2014; however, to the extent it is not, we may seek additional debt or equity financing. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise, and may from time to time seek to repurchase our equity. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

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

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, average operating horsepower, horsepower utilization percentages and fabrication backlog (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total Available Horsepower (at period end):
North America	3,976	3,401	3,976	3,401
International	1,248	1,268	1,248	1,268
Total	5,224	4,669	5,224	4,669
Total Operating Horsepower (at period end):
North America	3,422	2,867	3,422	2,867
International	959	998	959	998
Total	4,381	3,865	4,381	3,865
Average Operating Horsepower:
North America	3,340	2,884	3,117	2,888
International	968	1,000	974	1,003
Total	4,308	3,884	4,091	3,891
Horsepower Utilization (at period end):
North America	86%	84%	86%	84%
International	77%	79%	77%	79%
Total	84%	83%	84%	83%

	June 30, 2014	December 31, 2013	June 30, 2013
Compressor and Accessory Fabrication Backlog	$192,692	$157,893	$193,546
Production and Processing Equipment Fabrication Backlog	532,117	475,565	424,152
Installation Backlog	93,305	46,429	128,818
Total Fabrication Backlog	$818,114	$679,887	$746,516

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

Revenue.  Revenue during the three months ended June 30, 2014 was $739.3 million compared to $835.9 million during the three months ended June 30, 2013. Revenue during the six months ended June 30, 2014 was $1,382.3 million compared to $1,645.8 million during the six months ended June 30, 2013. The decrease in revenue during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 was primarily caused by lower fabrication revenue, partially offset by higher North America contract operations and international contract operations revenue.

Net income attributable to Exterran stockholders and EBITDA, as adjusted.  We recorded net income attributable to Exterran stockholders of $12.4 million and $9.3 million during the three months ended June 30, 2014 and 2013, respectively. We recorded net income attributable to Exterran stockholders of $45.0 million and $59.5 million during the six months ended June 30, 2014 and 2013, respectively. The increase in net income attributable to Exterran stockholders during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to an increase in income from discontinued operations, a decrease in income tax expense and a decrease in long-lived asset impairment, partially offset by an increase in depreciation and amortization expense and an increase in selling, general and administrative (“SG&A”) expense. The decrease in net income attributable to Exterran stockholders during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to an increase in depreciation and amortization expense and an increase in SG&A expense, partially offset by a decrease in income tax expense, an increase in gross margins and a decrease in long-lived asset impairment. Our EBITDA, as adjusted, was $161.1 million and $176.1 million during the three months ended June 30, 2014 and 2013, respectively, and $305.9 million and $322.2 million during the six months ended June 30, 2014 and 2013, respectively. EBITDA, as adjusted, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 decreased primarily due to a $10.4 million decrease in gain on sale of property, plant and equipment and an increase in SG&A expense. EBITDA, as adjusted, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 decreased primarily due to a $15.4 million decrease in gain on sale of property, plant and equipment and an increase in SG&A expense, partially offset by higher gross margins. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

The Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

North America Contract Operations

(dollars in thousands)

	Three Months Ended June 30,		Increase
	2014	2013	(Decrease)
Revenue	$181,940	$162,207	12%
Cost of sales (excluding depreciation and amortization expense)	77,514	70,513	10%
Gross margin	$104,426	$91,694	14%
Gross margin percentage	57%	57%	0%

The increase in revenue during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily attributable to an increase in average operating horsepower which included the results from the assets acquired in the April 2014 MidCon Acquisition and higher rates in the current year, partially offset by an $8.8 million decrease in revenue with little incremental cost due to the termination of two natural gas processing plant contracts during the second quarter of 2013. The increase in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily caused by the revenue increase explained above. Gross margin percentage remained flat due to inclusion of results from the assets acquired in the April 2014 MidCon Acquisition, partially offset by the impact of terminated contracts discussed above. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 16 to the Financial Statements.

International Contract Operations

(dollars in thousands)

	Three Months Ended June 30,		Increase
	2014	2013	(Decrease)
Revenue	$134,392	$117,872	14%
Cost of sales (excluding depreciation and amortization expense)	46,502	50,015	(7)%
Gross margin	$87,890	$67,857	30%
Gross margin percentage	65%	58%	7%

The increase in revenue during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to a $12.6 million increase in revenue in Brazil with little incremental costs primarily related to the start-up of a project that had been idle since the second quarter of 2013, a $3.5 million increase in revenue in Mexico primarily due to accelerated revenues associated with a project that terminated in the second quarter of 2014, a $3.2 million increase in revenue related to contracts that commenced in 2013 in Trinidad and Iraq and an increase in revenue in Argentina of $1.3 million primarily related to a rate increase, net of currency devaluation. These increases in revenue were partially offset by a decrease in revenue of $4.4 million in Colombia primarily due to recognition of revenue with no incremental cost on the termination of a contract during the three months ended June 30, 2013. Gross margin and gross margin percentage increased during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to the revenue increase explained above and a decrease of $3.2 million in costs in Argentina attributable to the devaluation of the Argentine peso in the current year, net of inflationary salary increases.

Aftermarket Services

(dollars in thousands)

	Three Months Ended June 30,		Increase
	2014	2013	(Decrease)
Revenue	$100,359	$99,368	1%
Cost of sales (excluding depreciation and amortization expense)	79,297	77,936	2%
Gross margin	$21,062	$21,432	(2)%
Gross margin percentage	21%	22%	(1)%

The increase in revenue during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was due to an increase in revenue in the Eastern Hemisphere of $6.3 million and an increase in revenue in Latin America of $1.3 million, partially offset by a decrease in revenue in North America of $6.6 million. Gross margin decreased during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to a decrease in gross margin in North America of $3.4 million, partially offset by an increase in gross margin in the Eastern Hemisphere of $2.1 million and Latin America of $0.9 million.

Fabrication

(dollars in thousands)

	Three Months Ended June 30,		Increase
	2014	2013	(Decrease)
Revenue	$322,579	$456,459	(29)%
Cost of sales (excluding depreciation and amortization expense)	279,983	381,573	(27)%
Gross margin	$42,596	$74,886	(43)%
Gross margin percentage	13%	16%	(3)%

The decrease in revenue during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was due to $84.4 million of lower revenue in North America, $35.2 million of lower revenue in the Eastern Hemisphere and $14.3 million of lower revenue in Latin America. The decrease in revenue in North America was due to decreases of $51.8 million and $45.3 million in installation revenue and production and processing equipment revenue, respectively, partially offset by an increase of $12.7 million in compressor revenue. The decrease in Eastern Hemisphere revenue was primarily due to a decrease of $40.1 million in compressor revenue. The decrease in Latin America revenue was primarily due to a decrease in installation revenue of $11.6 million. The decreases in gross margin and gross margin percentage were primarily driven by the revenue decrease explained above and additional costs charged to a project in North America related to a warranty expense accrual during the three months ended June 30, 2014, partially offset by cost overruns on three large turnkey projects recorded during the three months ended June 30, 2013.

Costs and Expenses

(dollars in thousands)

	Three Months Ended June 30,		Increase
	2014	2013	(Decrease)
Selling, general and administrative	$95,712	$91,005	5%
Depreciation and amortization	111,956	80,751	39%
Long-lived asset impairment	9,847	16,574	(41)%
Restructuring charges	353	—	n/a
Interest expense	32,722	30,250	8%
Equity in income of non-consolidated affiliates	(4,909)	(4,722)	4%
Other (income) expense, net	(3,671)	(7,223)	(49)%

The increase in SG&A expense during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to a $2.4 million increase in state and local taxes and a $2.0 million increase in compensation and benefits costs. SG&A as a percentage of revenue was 13% and 11% during the three months ended June 30, 2014 and 2013, respectively.

Depreciation and amortization expense during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 increased primarily due to accelerated depreciation on contract operations projects in Brazil and Mexico and an increase in property, plant and equipment additions, including the assets acquired in the April 2014 MidCon Acquisition.

During the three months ended June 30, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 130 idle compressor units, representing approximately 35,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $9.8 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the three months ended June 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 85 idle compressor units, representing approximately 21,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $3.6 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In July 2013, as part of our continued emphasis on simplification and focus on our core business, we sold the entity that owned our fabrication facility in the United Kingdom. As a result, we recorded impairment charges of $11.9 million during the three months ended June 30, 2013.

During the three months ended June 30, 2013, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $1.1 million on these assets.

In January 2014, we announced a plan to centralize our make-ready operations to improve the cost and efficiency of our shops and further enhance the competitiveness of our fleet of compressors. As part of this plan, we examined both recent and anticipated changes in the North America market, including the throughput demand of our shops and the addition of new equipment to our fleet. To better align our costs and capabilities with the current market, we determined to close several of our make-ready shops. The centralization of our make-ready operations was completed in the second quarter of 2014. During the three months ended June 30, 2014, we incurred $0.4 million of restructuring charges primarily related to termination benefits. See Note 11 to the Financial Statements for further discussion of these charges.

The increase in interest expense during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to an increase in the average balance of long-term debt.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received payments, including an annual charge, of $4.9 million and $4.7 million during the three months ended June 30, 2014 and 2013, respectively. The remaining principal amount due to us of approximately $30 million as of June 30, 2014, is payable in quarterly cash installments through the first quarter of 2016. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our condensed consolidated statements of operations in the periods such payments are received.

The change in other (income) expense, net, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to a $10.4 million decrease in gain on sale of property, plant and equipment. The change in other (income) expense, net, was also due to a foreign currency gain of $2.8 million during the three months ended June 30, 2014 compared to a loss of $3.4 million during the three months ended June 30, 2013. Our foreign currency gains and losses included a translation gain of $2.8 million during the three months ended June 30, 2014 compared to a translation loss of $4.0 million during the three months ended June 30, 2013 related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates.

Income Taxes

(dollars in thousands)

	Three Months Ended June 30,		Increase
	2014	2013	(Decrease)
Provision for income taxes	$10,870	$23,624	(54)%
Effective tax rate	77.8%	48.0%	29.8%

The increase in our effective tax rate during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to a $4.5 million charge for valuation allowances recorded against net operating losses and withholding tax credits in certain foreign jurisdictions. Our effective tax rate was further increased by a $1.2 million reduction in tax benefits from the section 199 manufacturing deduction and a valuation allowance on certain foreign tax credits. These increases in our effective tax rate were partially offset by an $11.9 million impairment of the assets of the entity that owned our fabrication facility in the United Kingdom with no associated tax benefit recorded during the three months ended June 30, 2013.

Discontinued Operations

(dollars in thousands)

	Three Months Ended June 30,		Increase
	2014	2013	(Decrease)
Income (loss) from discontinued operations, net of tax	$17,769	$(1,106)	1,707%

Income (loss) from discontinued operations, net of tax, during the three months ended June 30, 2014 and 2013 includes our operations in Venezuela that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, results from our Canadian Operations and results from our contract water treatment business.

As discussed in Note 2 to the Financial Statements, in June 2009, PDVSA assumed control over substantially all of our assets and operations in Venezuela. In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas for a purchase price of approximately $441.7 million. We received an installment payment, including an annual charge, totaling $18.1 million during the three months ended June 30, 2014. The installment payment due to us for the three months ended June 30, 2013 was received during the three months ended March 31, 2013. The remaining principal amount due to us of approximately $149 million as of June 30, 2014, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In June 2012, we committed to a plan to sell our Canadian Operations. In connection with the planned disposition, we recorded impairment charges totaling $3.9 million during the three months ended June 30, 2013. As discussed in Note 2 to the Financial Statements, in July 2013, we completed the sale of our Canadian Operations.

Noncontrolling Interest

Noncontrolling interest comprises the portion of the Partnership’s earnings that is applicable to the Partnership’s publicly-held limited partner interest. As of June 30, 2014, public unitholders held a 63% ownership interest in the Partnership.

The Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

North America Contract Operations

(dollars in thousands)

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)
Revenue	$338,463	$320,157	6%
Cost of sales (excluding depreciation and amortization expense)	148,595	141,623	5%
Gross margin	$189,868	$178,534	6%
Gross margin percentage	56%	56%	0%

The increase in revenue during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily attributable to an increase in average operating horsepower which included the results from the assets acquired in the April 2014 MidCon Acquisition and higher rates in the current year, partially offset by a $12.1 million decrease in revenue with little incremental cost due to the termination of three natural gas processing plant contracts during the second quarter of 2013. The increase in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily caused by the revenue increase explained above. Gross margin percentage remained flat due to inclusion of results from the assets acquired in the April 2014 MidCon Acquisition, partially offset by the impact of terminated contracts discussed above. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 16 to the Financial Statements.

International Contract Operations

(dollars in thousands)

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)
Revenue	$245,432	$227,430	8%
Cost of sales (excluding depreciation and amortization expense)	87,534	96,214	(9)%
Gross margin	$157,898	$131,216	20%
Gross margin percentage	64%	58%	6%

The increase in revenue during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to a $7.6 million increase in revenue in Brazil with little incremental costs primarily related to the start-up of a project that had been idle since the second quarter of 2013, a $6.0 million increase in revenue related to contracts that commenced in 2013 in Trinidad and Iraq, a $4.4 million increase in revenue in Mexico primarily due to accelerated revenues associated with a project that terminated in the second quarter of 2014, a $3.8 million increase in revenue in Indonesia primarily due to an increase in production and an increase in revenue in Argentina of $3.0 million primarily related to a rate increase, net of currency devaluation. These increases in revenue were partially offset by a decrease in revenue of $6.2 million in Colombia primarily due to recognition of revenue with no incremental cost on the termination of a contract during the six months ended June 30, 2013. Gross margin and gross margin percentage increased during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to the revenue increase explained above and a decrease of $6.4 million in costs in Argentina attributable to the devaluation of the Argentine peso in the current year, net of inflationary salary increases.

Aftermarket Services

(dollars in thousands)

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)
Revenue	$188,407	$182,980	3%
Cost of sales (excluding depreciation and amortization expense)	147,118	143,382	3%
Gross margin	$41,289	$39,598	4%
Gross margin percentage	22%	22%	0%

The increase in revenue during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was due to an increase in revenue in the Eastern Hemisphere of $6.1 million and an increase in revenue in Latin America of $3.7 million, partially offset by a decrease in revenue in North America of $4.4 million. Gross margin increased during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to an increase in gross margin in Latin America of $2.7 million and the Eastern Hemisphere of $2.1 million, partially offset by a decrease in gross margin in North America of $3.1 million.

Fabrication

(dollars in thousands)

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)
Revenue	$609,976	$915,235	(33)%
Cost of sales (excluding depreciation and amortization expense)	509,571	783,972	(35)%
Gross margin	$100,405	$131,263	(24)%
Gross margin percentage	16%	14%	2%

The decrease in revenue during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was due to $226.2 million of lower revenue in North America, $54.5 million of lower revenue in the Eastern Hemisphere and $24.6 million of lower revenue in Latin America. The decrease in revenue in North America was primarily due to decreases of $118.5 million and $100.3 million in installation revenue and production and processing equipment revenue, respectively. The decrease in Eastern Hemisphere revenue was due to decreases of $57.7 million and $13.6 million in compressor revenue and production and processing equipment revenue, respectively, partially offset by a $16.8 million increase in installation revenue. The decrease in Latin America revenue was primarily due to a decrease in installation revenue of $20.4 million. The decrease in gross margin was primarily caused by the revenue decrease explained above and additional costs charged to a project in North America related to a warranty expense accrual during the six months ended June 30, 2014, partially offset by cost overruns on three large turnkey projects recorded during the six months ended June 30, 2013. The increase in gross margin percentage was primarily caused by cost overruns on three large turnkey projects recorded during the six months ended June 30, 2013 and improved pricing and product mix associated with projects in North America and the Eastern Hemisphere, partially offset by additional costs charged to a project in North America related to a warranty expense accrual during the six months ended June 30, 2014.

Costs and Expenses

(dollars in thousands)

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)
Selling, general and administrative	$188,290	$175,879	7%
Depreciation and amortization	197,478	163,397	21%
Long-lived asset impairment	13,654	20,137	(32)%
Restructuring charges	5,175	—	n/a
Interest expense	61,030	58,124	5%
Equity in income of non-consolidated affiliates	(9,602)	(9,387)	2%
Other (income) expense, net	(6,105)	(17,031)	(64)%

The increase in SG&A expense during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to a $10.6 million increase in compensation and benefits costs. SG&A as a percentage of revenue was 14% and 11% during the six months ended June 30, 2014 and 2013, respectively.

Depreciation and amortization expense during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 increased primarily due to accelerated depreciation on contract operations projects in Brazil and Mexico and an increase in property, plant and equipment additions, including the assets acquired in the April 2014 MidCon Acquisition.

During the six months ended June 30, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 170 idle compressor units, representing approximately 46,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $13.7 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the six months ended June 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 170 idle compressor units, representing approximately 40,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $7.1 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In July 2013, as part of our continued emphasis on simplification and focus on our core business, we sold the entity that owned our fabrication facility in the United Kingdom. As a result, we recorded impairment charges of $11.9 million during the six months ended June 30, 2013.

During the six months ended June 30, 2013, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $1.1 million on these assets.

In January 2014, we announced a plan to centralize our make-ready operations to improve the cost and efficiency of our shops and further enhance the competitiveness of our fleet of compressors. As part of this plan, we examined both recent and anticipated changes in the North America market, including the throughput demand of our shops and the addition of new equipment to our fleet. To better align our costs and capabilities with the current market, we determined to close several of our make-ready shops. The centralization of our make-ready operations was completed in the second quarter of 2014. During the six months ended June 30, 2014, we incurred $5.2 million of restructuring charges primarily related to termination benefits and a non-cash write-down of inventory associated with the centralization of our make-ready operations. See Note 11 to the Financial Statements for further discussion of these charges.

The increase in interest expense during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to an increase in the weighted average effective rate on our debt and an increase in the average balance of long-term debt. The increase in the weighted average effective rate was primarily due to the issuance of the Partnership 2014 Notes in April

2014 and the Partnership’s 6% senior notes (the “Partnership 2013 Notes”) in March 2013, partially offset by $1.6 million of unamortized deferred financing costs which were expensed during the six months ended June 30, 2013 as a result of an amendment to the Partnership’s senior secured credit agreement (the “Partnership Credit Agreement”) and the redemption of our 4.75% convertible senior notes (the “4.75% Notes”).

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received payments, including an annual charge, of $9.8 million and $9.4 million during the six months ended June 30, 2014 and 2013, respectively. The remaining principal amount due to us of approximately $30 million as of June 30, 2014, is payable in quarterly cash installments through the first quarter of 2016. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our condensed consolidated statements of operations in the periods such payments are received.

The change in other (income) expense, net, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to a $15.4 million decrease in gain on sale of property, plant and equipment. The change in other (income) expense, net, was also due to a foreign currency gain of $2.2 million during the six months ended June 30, 2014 compared to a loss of $1.4 million during the six months ended June 30, 2013. Our foreign currency gains and losses included a translation gain of $2.9 million during the six months ended June 30, 2014 compared to a translation loss of $0.5 million during the six months ended June 30, 2013 related to the remeasurement of our international subsidiaries’ net assets exposed to changes in foreign currency rates.

Income Taxes

(dollars in thousands)

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)
Provision for income taxes	$20,279	$38,607	(47)%
Effective tax rate	51.3%	43.1%	8.2%

The increase in our effective tax rate during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to a $4.5 million charge for valuation allowances recorded against net operating losses and withholding tax credits in certain foreign jurisdictions. This increase in our effective tax rate was partially offset by an $11.9 million impairment of the assets of the entity that owned our fabrication facility in the United Kingdom with no associated tax benefit recorded during the six months ended June 30, 2013.

Discontinued Operations

(dollars in thousands)

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)
Income from discontinued operations, net of tax	$36,496	$32,410	13%

Income from discontinued operations, net of tax, during the six months ended June 30, 2014 and 2013 includes our operations in Venezuela that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, results from our Canadian Operations and results from our contract water treatment business.

As discussed in Note 2 to the Financial Statements, in June 2009, PDVSA assumed control over substantially all of our assets and operations in Venezuela. In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas for a purchase price of approximately $441.7 million. We received installment payments, including an annual charge, totaling $35.9 million and $34.3 million during the six months ended June 30, 2014 and 2013, respectively. The remaining principal amount due to us of approximately $149 million as of June 30, 2014, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In June 2012, we committed to a plan to sell our Canadian Operations. In connection with the planned disposition, we recorded impairment charges totaling $6.0 million during the six months ended June 30, 2013. As discussed in Note 2 to the Financial Statements, in July 2013, we completed the sale of our Canadian Operations.

Noncontrolling Interest

Noncontrolling interest comprises the portion of the Partnership’s earnings that is applicable to the Partnership’s publicly-held limited partner interest. As of June 30, 2014, public unitholders held a 63% ownership interest in the Partnership.

Liquidity and Capital Resources

Our unrestricted cash balance was $53.9 million at June 30, 2014, compared to $35.7 million at December 31, 2013. Working capital increased to $674.5 million at June 30, 2014 from $580.4 million at December 31, 2013. The increase in working capital was primarily due to a net decrease in accounts payable and accrued liabilities, decreases in deferred revenue and billings on uncompleted contracts in excess of costs and estimated earnings and increases in accounts receivable and cash. The decrease in accrued liabilities was primarily attributable to a decrease in income taxes payable during the current year period. The increase in accounts receivable was primarily due to the timing of billings on fabrication projects in the Eastern Hemisphere and billings on contracts acquired in the April 2014 MidCon Acquisition, partially offset by a payment received during the six months ended June 30, 2014 relating to a rate adjustment in Argentina that was outstanding as of December 31, 2013. The decrease in deferred revenue was primarily related to timing of fabrication projects in North America and contract operations projects in Latin America. The decrease in billings on uncompleted contracts in excess of costs and estimated earnings were primarily driven by the timing of billings on fabrication projects at June 30, 2014 compared to December 31, 2013.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in) continuing operations:
Operating activities	$120,137	$75,095
Investing activities	(575,975)	(134,436)
Financing activities	442,334	27,470
Effect of exchange rate changes on cash and cash equivalents	(4,000)	(644)
Discontinued operations	35,742	34,855
Net change in cash and cash equivalents	$18,238	$2,340

Operating Activities.  The increase in net cash provided by operating activities during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to lower current period increases in working capital and improved gross margins primarily in our international contract operations and North America contract operations segments, partially offset by a decrease in gross margins in our fabrication segment.

Investing Activities.  The increase in net cash used in investing activities during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily attributable to $360.5 million paid for the April 2014 MidCon Acquisition (see Note 3 to the Financial Statements), a $57.7 million decrease in proceeds from sale of property, plant and equipment and a $23.3 million increase in capital expenditures.

Financing Activities.  The increase in net cash provided by financing activities during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to a $272.5 million increase in net borrowings under our debt facilities and $169.5 million of net proceeds received during the six months ended June 30, 2014 from a public offering by the Partnership of its common units. These activities were partially offset by dividends paid to Exterran stockholders of $20.0 million during the six months ended June 30, 2014.

Discontinued Operations.  The increase in net cash provided by discontinued operations during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily attributable to a $1.6 million increase in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas.

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

Long-term Debt.  As of June 30, 2014, we had approximately $1.9 billion in outstanding debt obligations, consisting of $459.5 million outstanding under our revolving credit facility, $350.0 million outstanding under our 7.25% senior notes, $202.0 million outstanding under the Partnership’s revolving credit facility, $150.0 million outstanding under the Partnership’s term loan facility, $345.2 million outstanding under the Partnership 2013 Notes and $344.5 million outstanding under the Partnership 2014 Notes.

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

In July 2011, we entered into a five-year, $1.1 billion senior secured revolving credit facility (the “Credit Facility”). In March 2012, we decreased the borrowing capacity under this facility to $900.0 million. As of June 30, 2014, we had $459.5 million in outstanding borrowings and $113.1 million in outstanding letters of credit under the Credit Facility. At June 30, 2014, taking into account guarantees through letters of credit, we had undrawn and available capacity of $327.4 million under the Credit Facility.

Borrowings under the Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.50% to 2.50% and (ii) in the case of base rate loans, from 0.50% to 1.50%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At June 30, 2014, all amounts outstanding under the Credit Facility were LIBOR loans and the applicable margin was 1.5%. The weighted average annual interest rate at both June 30, 2014 and June 30, 2013 on the outstanding balance under the Credit Facility was 1.7%. During the six months ended June 30, 2014 and 2013, the average daily debt balance under the Credit Facility was $120.2 million and $231.2 million, respectively.

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

The Credit Facility contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We are also subject to financial covenants, including a ratio of Adjusted EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 4.0 to 1.0. As of June 30, 2014, we maintained a 12.5 to 1.0 Adjusted EBITDA to Total Interest Expense ratio, a 1.7 to 1.0 consolidated Total Debt to Adjusted EBITDA ratio and a 1.0 to 1.0 Senior Secured Debt to Adjusted EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of June 30, 2014, we were in compliance with all financial covenants under the Credit Facility.

In November 2010, we issued $350.0 million aggregate principal amount of 7.25% senior notes (the “7.25% Notes”). The 7.25% Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries that guarantee indebtedness under the Credit Facility and certain of our future subsidiaries. The Partnership and its subsidiaries have not guaranteed the 7.25% Notes. The 7.25% Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 7.25% Notes and guarantees are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of our non-guarantor subsidiaries. On or after December 1, 2013, we may redeem all or a part of the 7.25% Notes at redemption prices (expressed as percentages of principal amount) equal to 105.438% for the twelve-month period beginning on December 1, 2013, 103.625% for the twelve-month period beginning on December 1, 2014, 101.813% for the twelve-month period beginning on December 1, 2015 and 100.000% for the twelve-month period beginning on December 1, 2016 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date of the 7.25% Notes.

In June 2009, we issued $355.0 million aggregate principal amount of 4.25% convertible senior notes due June 2014 (the “4.25% Notes”). The 4.25% Notes, after taking into consideration dividends declared, were convertible upon the occurrence of certain conditions into shares of our common stock at a conversion rate of 43.5084 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to a conversion price of approximately $22.98 per share of common stock. In June 2014, we completed our redemption of the 4.25% Notes in exchange for $370.0 million in cash and 6.8 million shares of our common stock.

In connection with the offering of the 4.25% Notes, we purchased call options on our stock at approximately $22.98 per share of common stock, after taking into consideration dividends declared, and sold warrants on our stock at approximately $32.44 per share of common stock, after taking into consideration dividends declared. These transactions economically adjust the effective conversion price to $32.44 for $325.0 million of the 4.25% Notes. In June 2014, we exercised our call options to acquire 6.5 million shares of our common stock. The cost of the common shares acquired was recorded as treasury stock in our condensed consolidated balance sheets based on the original cost of the call options of $89.4 million. Counterparties to our warrants have the right to exercise the warrants in equal installments for 80 trading days beginning in September 2014.

In November 2010, the Partnership amended and restated its Partnership Credit Agreement to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. The Partnership amended the Partnership Credit Agreement in March 2013 to reduce the borrowing capacity under its revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. As of June 30, 2014, the Partnership had undrawn and available capacity of $448.0 million under its revolving credit facility.

The Partnership’s revolving credit and term loan facilities bear interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At June 30, 2014, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.25%. The weighted average annual interest rate on the outstanding balance under these facilities at June 30, 2014 and June 30, 2013, excluding the effect of interest rate swaps, was 2.4% and 2.5%, respectively. During the six months ended June 30, 2014 and 2013, the average daily debt balance under these facilities was $371.6 million and $530.6 million, respectively.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Agreement).

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Partnership Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the April 2014 MidCon Acquisition closed during the second quarter of 2014, our Total Debt to EBITDA ratio was temporarily increased to 5.5 to 1.0 during the quarter ended June 30, 2014 and will continue at that level through December 31, 2014, reverting to 5.25 to 1.0 for the quarter ending March 31, 2015 and subsequent quarters. As of June 30, 2014, the Partnership maintained a 5.7 to 1.0 EBITDA to Total Interest Expense ratio, a 3.8 to 1.0 Total Debt to EBITDA ratio and a 1.3 to 1.0 Senior Secured Debt to EBITDA ratio. A material adverse effect with respect to the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts the Partnership’s ability to perform its obligations under the Partnership Credit Agreement, could lead to a default under that agreement. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreements, which would accelerate the Partnership’s obligation to repay its indebtedness under those agreements. As of June 30, 2014, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

In March 2013, the Partnership issued $350.0 million aggregate principal amount of the Partnership 2013 Notes. The Partnership used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under its revolving credit facility. The Partnership 2013 Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. In January 2014, holders of the Partnership 2013 Notes exchanged their Partnership 2013 Notes for registered notes with the same terms.

Prior to April 1, 2017, the Partnership may redeem all or a part of the Partnership 2013 Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, the Partnership may redeem up to 35% of the aggregate principal amount of the Partnership 2013 Notes prior to April 1, 2016 with the net proceeds of one or more equity offerings at a redemption price of 106.000% of the principal amount of the Partnership 2013 Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the Partnership 2013 Notes issued under the indenture remains outstanding after such redemption and the redemption occurs within 180 days of the date of the closing of such equity offering. On or after April 1, 2017, the Partnership may redeem all or a part of the Partnership 2013 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.000% for the twelve-month period beginning on April 1, 2017, 101.500% for the twelve-month period beginning on April 1, 2018 and 100.000% for the twelve-month period beginning on April 1, 2019 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date of the Partnership 2013 Notes.

In April 2014, the Partnership issued $350.0 million aggregate principal amount of the Partnership 2014 Notes. The Partnership received net proceeds of $337.4 million, after original issuance discount and issuance costs, from this offering, which it used to fund a portion of the April 2014 MidCon Acquisition and repay borrowings under its revolving credit facility. The Partnership 2014 Notes were issued at an original issuance discount of $5.7 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. The Partnership 2014 Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, may not be offered or sold in the U.S. except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Partnership offered and issued the Partnership 2014 Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S. Pursuant to a registration rights agreement, the Partnership is required to register the Partnership 2014 Notes no later than 365 days after April 7, 2014.

Prior to April 1, 2018, the Partnership may redeem all or a part of the Partnership 2014 Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, the Partnership may redeem up to 35% of the aggregate principal amount of the Partnership 2014 Notes prior to April 1, 2017 with the net proceeds of one or more equity offerings at a redemption price of 106.000% of the principal amount of the Partnership 2014 Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the Partnership 2014 Notes issued under the indenture remains outstanding after such redemption and the redemption occurs within 180 days of the date of the closing of such equity offering. On or after April 1, 2018, the Partnership may redeem all or a part of the Partnership 2014 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.000% for the twelve-month period beginning on April 1, 2018, 101.500% for the twelve-month period beginning on April 1, 2019 and 100.000% for the twelve-month period beginning on April 1, 2020 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date of the Partnership 2014 Notes.

The Partnership 2013 Notes and the Partnership 2014 Notes are guaranteed on a senior unsecured basis by all of the Partnership’s existing subsidiaries (other than EXLP Finance Corp., which is a co-issuer of the Partnership 2013 Notes and the Partnership 2014 Notes) and certain of the Partnership’s future subsidiaries. The Partnership 2013 Notes and the Partnership 2014 Notes and the guarantees, respectively, are the Partnership’s and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of the Partnership’s and the guarantors’ other senior obligations, and are effectively subordinated to all of the Partnership’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the Partnership 2013 Notes and the Partnership 2014 Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries.

The Partnership has entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with its variable rate debt. At June 30, 2014, the Partnership was a party to interest rate swaps with a notional value of $250.0 million pursuant to which it makes fixed payments and receives floating payments. These interest rate swaps expire in May 2018. As of June 30, 2014, the weighted average effective fixed interest rate on the interest rate swaps was 1.7%. See Part I, Item 3 (“Quantitative and Qualitative Disclosures About Market Risk”) of this report for further discussion of the interest rate swap agreements.

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

Historically, we have financed capital expenditures with a combination of net cash provided by operating and financing activities. Our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an adverse impact on our ability to maintain our operations and to grow. If any of our lenders become unable to perform their obligations under our credit facilities, our borrowing capacity under these facilities could be reduced. Inability to borrow additional amounts under those facilities could limit our ability to fund our future growth and operations. Based on current market conditions, we expect that net cash provided by operating activities and borrowings under our credit facilities will be sufficient to finance our operating expenditures, capital expenditures, scheduled interest and debt repayments and anticipated dividends through December 31, 2014; however, to the extent it is not, we may seek additional debt or equity financing.

Dividends.  On July 31, 2014, our board of directors declared a quarterly dividend of $0.15 per share of common stock to be paid on August 18, 2014 to stockholders of record at the close of business on August 11, 2014. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

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

On July 30, 2014, Exterran GP LLC’s board of directors approved a cash distribution by the Partnership of $0.5425 per limited partner unit, or approximately $33.6 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from April 1, 2014 through June 30, 2014. The record date for this distribution is August 11, 2014 and payment is expected to occur on August 14, 2014.

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

For a reconciliation of gross margin to net income, see Note 16 to the Financial Statements.

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

The following table reconciles our net income to EBITDA, as adjusted (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$20,863	$24,504	$55,757	$83,295
(Income) loss from discontinued operations, net of tax	(17,769)	1,106	(36,496)	(32,410)
Depreciation and amortization	111,956	80,751	197,478	163,397
Long-lived asset impairment	9,847	16,574	13,654	20,137
Restructuring charges	353	—	5,175	—
Investments in non-consolidated affiliates impairment	—	—	197	—
Proceeds from sale of joint venture assets	(4,909)	(4,722)	(9,799)	(9,387)
Interest expense	32,722	30,250	61,030	58,124
(Gain) loss on currency exchange rate remeasurement of intercompany balances	(2,801)	4,044	(2,882)	469
Expensed acquisition costs	—	—	1,544	—
Provision for income taxes	10,870	23,624	20,279	38,607
EBITDA, as adjusted	$161,132	$176,131	$305,937	$322,232

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

We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign currency gain of $2.2 million and a foreign currency loss of $1.4 million in our condensed consolidated statements of operations during the six months ended June 30, 2014 and 2013, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency including the remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany debt. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

As of June 30, 2014, after taking into consideration interest rate swaps, we had $561.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at June 30, 2014 would result in an annual increase in our interest expense of approximately $5.6 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 8 to the Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer / principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of June 30, 2014 our principal executive officer / principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer / principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

A description of certain legal proceedings can be found in Litigation and Claims in Note 14 (“Commitments and Contingencies”) to the Financial Statements included in this report and is incorporated by reference into this Item 1.

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except as follows:

The Partnership’s failure to successfully combine its business with the assets acquired and to be acquired from MidCon may adversely affect its future results, which could limit the amount of cash the Partnership has available to distribute to its equity holders, including us.

The Partnership’s consummation of the April 2014 MidCon Acquisition and the Proposed MidCon Acquisition involve potential risks, including:

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

If these risks or other anticipated or unanticipated liabilities were to materialize, any desired benefits of the April 2014 MidCon Acquisition or the Proposed MidCon Acquisition may not be fully realized, if at all, and the Partnership’s business, financial condition and results of operations could be negatively impacted, which could limit the amount of cash the Partnership has available to distribute to its equity holders, including us. A reduction in the Partnership’s cash distributions to us would reduce the amount of cash available for payment of our debt and to fund our business requirements, and as a result could have a material adverse effect on our business, financial condition and results of operations.

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

For the year ended December 31, 2013, no customer individually accounted for 10% or more of the Partnership’s total revenue. In connection with the April 2014 MidCon Acquisition, the Partnership and Access have entered into a seven-year contract operations services agreement under which the Partnership provides contract compression services to Access in regions including the Permian, Eagle Ford, Barnett, Anadarko, Mississippi Lime, Granite Wash, Woodford, Haynesville and Niobrara Basins. Following completion of the April 2014 MidCon Acquisition, Access accounted for approximately 14% of the Partnership’s revenue during the three months ended June 30, 2014. The Partnership’s loss of its business with Access, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Access to meet their payment obligations could have a material adverse effect on the Partnership’s business, results of operations, financial condition and ability to make cash distributions to its equity holders, including us. A reduction in the Partnership’s cash distributions to us would reduce the amount of cash available for payment of our debt and to fund our business requirements, and as a result could have a material adverse effect on our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our purchases of equity securities during the three months ended June 30, 2014:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
April 1, 2014 - April 30, 2014	22,146	$43.58	N/A	N/A
May 1, 2014 - May 31, 2014	—	—	N/A	N/A
June 1, 2014 - June 30, 2014	6,522,301	13.71	N/A	N/A
Total	6,544,447	$13.81	N/A	N/A

(1)         Represents 22,146 shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period and 6,522,301 shares acquired as a result of the exercise of call options on our common stock which we purchased in connection with the offering of the 4.25% Notes. The call options were net settled and therefore we did not pay any cash to acquire the shares at the exercise date. The price paid per unit is based upon the amount paid to purchase the call options.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

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

Third Amendment to Third Amended and Restated Omnibus Agreement, dated April 10, 2014, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC

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

EXTERRAN HOLDINGS, INC.

Date: August 5, 2014	By:	/s/ KENNETH R. BICKETT
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

Third Amendment to Third Amended and Restated Omnibus Agreement, dated April 10, 2014, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC

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