Form 10-Q
period 2014-09-30
EXTERRAN HOLDINGS INC.
filed 2014-11-04
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

Number of shares of the common stock of the registrant outstanding as of October 28, 2014: 68,259,732 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

(unaudited)

	September 30, 2014	December 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$33,789	$35,665
Restricted cash	1,514	1,269
Accounts receivable, net of allowance of $5,582 and $8,605, respectively	517,485	476,792
Inventory, net	428,910	413,927
Costs and estimated earnings in excess of billings on uncompleted contracts	108,578	117,175
Current deferred income taxes	95,073	117,576
Other current assets	65,596	58,285
Current assets associated with discontinued operations	189	442
Total current assets	1,251,134	1,221,131
Property, plant and equipment, net	3,294,933	2,820,272
Goodwill	3,738	—
Intangible and other assets, net	249,976	164,836
Long-term assets associated with discontinued operations	18,977	20,918
Total assets	$4,818,758	$4,227,157

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$194,923	$177,289
Accrued liabilities	296,895	278,949
Deferred revenue	71,603	93,310
Billings on uncompleted contracts in excess of costs and estimated earnings	67,759	87,925
Current liabilities associated with discontinued operations	2,037	3,233
Total current liabilities	633,217	640,706
Long-term debt	1,957,733	1,502,155
Deferred income taxes	198,926	198,353
Other long-term liabilities	66,865	72,068
Long-term liabilities associated with discontinued operations	291	447
Total liabilities	2,857,032	2,413,729
Commitments and contingencies (Note 14)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 73,683,971 and 72,500,773 shares issued, respectively	737	725
Additional paid-in capital	3,727,561	3,769,429
Accumulated other comprehensive income	24,363	30,078
Accumulated deficit	(1,875,268)	(1,924,244)
Treasury stock — 6,081,529 and 6,582,068 common shares, at cost, respectively	(83,615)	(213,898)
Total Exterran stockholders’ equity	1,793,778	1,662,090
Noncontrolling interest	167,948	151,338
Total equity	1,961,726	1,813,428
Total liabilities and equity	$4,818,758	$4,227,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
North America contract operations	$191,000	$152,627	$529,463	$472,784
International contract operations	124,355	117,545	369,787	344,975
Aftermarket services	96,005	102,157	284,412	285,137
Fabrication	312,472	403,255	922,448	1,318,490
	723,832	775,584	2,106,110	2,421,386
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	82,453	70,877	231,048	212,500
International contract operations	47,983	50,598	135,517	146,812
Aftermarket services	75,510	80,788	222,628	224,170
Fabrication	251,401	328,390	760,972	1,112,362
Selling, general and administrative	94,806	93,581	283,096	269,460
Depreciation and amortization	98,256	81,305	295,734	244,702
Long-lived asset impairment	12,385	4,571	26,039	24,708
Restructuring charges	219	—	5,394	—
Interest expense	25,737	28,882	86,767	87,006
Equity in income of non-consolidated affiliates	(4,951)	(4,778)	(14,553)	(14,165)
Other (income) expense, net	4,663	(5,479)	(1,442)	(22,510)
	688,462	728,735	2,031,200	2,285,045
Income before income taxes	35,370	46,849	74,910	136,341
Provision for income taxes	11,215	16,709	31,494	55,316
Income from continuing operations	24,155	30,140	43,416	81,025
Income from discontinued operations, net of tax	18,003	15,121	54,499	47,531
Net income	42,158	45,261	97,915	128,556
Less: Net income attributable to the noncontrolling interest	(8,108)	(4,284)	(18,892)	(28,039)
Net income attributable to Exterran stockholders	$34,050	$40,977	$79,023	$100,517

Basic income per common share:
Income from continuing operations attributable to Exterran common stockholders	$0.24	$0.39	$0.37	$0.80
Income from discontinued operations attributable to Exterran common stockholders	0.27	0.23	0.81	0.72
Net income attributable to Exterran common stockholders	$0.51	$0.62	$1.18	$1.52

Diluted income per common share:
Income from continuing operations attributable to Exterran common stockholders	$0.23	$0.39	$0.35	$0.79
Income from discontinued operations attributable to Exterran common stockholders	0.25	0.23	0.77	0.72
Net income attributable to Exterran common stockholders	$0.48	$0.62	$1.12	$1.51

Weighted average common shares outstanding used in income per common share:
Basic	66,432	64,569	65,861	64,378
Diluted	70,406	65,136	69,317	64,917

Dividends declared and paid per common share	$0.15	$—	$0.45	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$42,158	$45,261	$97,915	$128,556
Other comprehensive income (loss), net of tax:
Derivative gain (loss), net of reclassifications to earnings	1,201	(1,728)	(1,019)	4,455
Adjustments from changes in ownership of Partnership	—	—	65	(703)
Amortization of terminated interest rate swaps	726	872	2,255	1,881
Foreign currency translation adjustment	(6,250)	7,621	(6,519)	3,851
Total other comprehensive income (loss)	(4,323)	6,765	(5,218)	9,484
Comprehensive income	37,835	52,026	92,697	138,040
Less: Comprehensive income attributable to the noncontrolling interest	(9,415)	(3,538)	(19,389)	(32,662)
Comprehensive income attributable to Exterran stockholders	$28,420	$48,488	$73,308	$105,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(unaudited)

	Exterran Holdings, Inc. Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2013	$713	$3,710,758	$23,909	$(209,359)	$(2,047,408)	$223,646	$1,702,259
Treasury stock purchased				(3,594)			(3,594)
Options exercised	3	5,972					5,975
Shares issued in employee stock purchase plan	1	1,212					1,213
Stock-based compensation, net of forfeitures	7	11,524				591	12,122
Income tax benefit from stock-based compensation expense		960					960
Adjustments from changes in ownership of Partnership		31,573				(49,238)	(17,665)
Cash distribution to noncontrolling unitholders of the Partnership						(46,244)	(46,244)
Other		(142)					(142)
Comprehensive income (loss):
Net income					100,517	28,039	128,556
Derivatives gain (loss), net of reclassifications to earnings and tax			(168)			4,623	4,455
Adjustments from changes in ownership of Partnership			(703)				(703)
Amortization of terminated interest rate swaps, net of tax			1,881				1,881
Foreign currency translation adjustment			3,851				3,851
Balance, September 30, 2013	$724	$3,761,857	$28,770	$(212,953)	$(1,946,891)	$161,417	$1,792,924

Balance, January 1, 2014	$725	$3,769,429	$30,078	$(213,898)	$(1,924,244)	$151,338	$1,813,428
Treasury stock purchased				(6,372)			(6,372)
Options exercised	6	11,631					11,637
Cash dividends					(30,047)		(30,047)
Shares issued in employee stock purchase plan		1,324					1,324
Stock-based compensation, net of forfeitures	5	14,382				902	15,289
Income tax benefit from stock-based compensation expense		7,937					7,937
Net proceeds from the sale of Partnership units, net of tax		74,521				51,212	125,733
Cash distribution to noncontrolling unitholders of the Partnership						(54,893)	(54,893)
Redemption of convertible debt	1	(234,219)		219,211			(15,007)
Shares acquired from exercise of call options		89,407		(89,407)			—
Shares issued for exercise of warrants		(6,851)		6,851			—
Comprehensive income (loss):
Net income					79,023	18,892	97,915
Derivatives gain (loss), net of reclassifications to earnings and tax			(1,516)			497	(1,019)
Adjustments from changes in ownership of Partnership			65				65
Amortization of terminated interest rate swaps, net of tax			2,255				2,255
Foreign currency translation adjustment			(6,519)				(6,519)
Balance, September 30, 2014	$737	$3,727,561	$24,363	$(83,615)	$(1,875,268)	$167,948	$1,961,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$97,915	$128,556
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	295,734	244,702
Long-lived asset impairment	26,039	24,708
Amortization of deferred financing costs	4,702	6,115
Income from discontinued operations, net of tax	(54,499)	(47,531)
Amortization of debt discount	12,099	17,329
Provision for doubtful accounts	1,691	834
Gain on sale of property, plant and equipment	(5,582)	(23,880)
Equity in income of non-consolidated affiliates	(14,553)	(14,165)
Amortization of terminated interest rate swaps	3,470	2,894
Interest rate swaps	258	295
(Gain) loss on remeasurement of intercompany balances	(116)	895
Stock-based compensation expense	15,289	12,122
Deferred income tax provision	(15,450)	14,865
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and notes	(43,328)	417
Inventory	(10,095)	(75,182)
Costs and estimated earnings versus billings on uncompleted contracts	(12,106)	(95,174)
Other current assets	(7,627)	13,380
Accounts payable and other liabilities	10,818	4,620
Deferred revenue	(22,445)	21,097
Other	(6,046)	(14,713)
Net cash provided by continuing operations	276,168	222,184
Net cash provided by discontinued operations	3,954	6,054
Net cash provided by operating activities	280,122	228,238

Cash flows from investing activities:
Capital expenditures	(385,739)	(307,863)
Proceeds from sale of property, plant and equipment	19,736	83,978
Payments for MidCon acquisitions	(494,755)	—
Return of investments in non-consolidated affiliates	14,750	14,165
Increase in restricted cash	(245)	—
Cash invested in non-consolidated affiliates	(197)	—
Net cash used in continuing operations	(846,450)	(209,720)
Net cash provided by discontinued operations	49,835	58,449
Net cash used in investing activities	(796,615)	(151,271)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,849,799	1,778,037
Repayments of long-term debt	(1,406,000)	(1,796,250)
Payments for debt issuance costs	(6,923)	(11,929)
Payments above face value for redemption of convertible debt	(15,007)	—
Payments for settlement of interest rate swaps that include financing elements	(2,844)	(1,271)
Net proceeds from the sale of Partnership units	169,471	—
Proceeds from stock options exercised	11,637	5,975
Proceeds from stock issued pursuant to our employee stock purchase plan	1,324	1,213
Purchases of treasury stock	(6,372)	(3,594)
Dividends to Exterran stockholders	(30,047)	—
Stock-based compensation excess tax benefit	8,269	1,075
Distributions to noncontrolling partners in the Partnership	(54,893)	(46,244)
Net cash provided by (used in) financing activities	518,414	(72,988)

Effect of exchange rate changes on cash and cash equivalents	(3,797)	(1,516)
Net increase (decrease) in cash and cash equivalents	(1,876)	2,463
Cash and cash equivalents at beginning of period	35,665	34,601
Cash and cash equivalents at end of period	$33,789	$37,064

Supplemental disclosure of non-cash transactions:
Treasury shares issued for redemption of convertible debt	$219,211	$—
Shares acquired from exercise of call options	$(89,407)	$—
Treasury shares issued for exercise of warrants	$6,851	$—

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

Fabrication revenue is recognized using the percentage-of-completion method when the applicable criteria are met. We estimate percentage-of-completion for compressor and accessory fabrication on a direct labor hour to total labor hour basis. We estimate production and processing equipment fabrication percentage-of-completion using the direct labor hour to total labor hour basis and the cost to total cost basis. The duration of these projects is typically between three and 36 months. Fabrication revenue is recognized using the completed contract method when the applicable criteria of the percentage-of-completion method are not met. Fabrication revenue from a claim is recognized to the extent that costs related to the claim have been incurred, when collection is probable and can be reliably estimated. During the nine months ended September 30, 2014, we recorded $3.5 million of revenue related to a claim on a contract that was determined to be probable of collection.

Earnings (Loss) Attributable to Exterran Common Stockholders Per Common Share

Basic income (loss) attributable to Exterran common stockholders per common share is computed using the two-class method, which is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Under the two-class method, basic income (loss) attributable to Exterran common stockholders per common share is determined by dividing income (loss) attributable to Exterran common stockholders after deducting amounts allocated to participating securities, by the weighted average number of common shares outstanding for the period. Participating securities include our unvested restricted stock and certain stock settled restricted stock units that have nonforfeitable rights to receive dividends or dividend equivalents, whether paid or unpaid. During periods of net loss, no effect is given to participating securities because they do not have a contractual obligation to participate in our losses.

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

The following table summarizes net income attributable to Exterran common stockholders used in the calculation of basic and diluted income per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations attributable to Exterran stockholders	$16,047	$25,856	$24,524	$52,986
Income from discontinued operations, net of tax	18,003	15,121	54,499	47,531
Less: Net income attributable to participating securities	(448)	(754)	(1,157)	(2,793)
Net income attributable to Exterran common stockholders	$33,602	$40,223	$77,866	$97,724

The following table shows the potential shares of common stock that were included in computing diluted income attributable to Exterran common stockholders per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average common shares outstanding including participating securities	67,347	65,780	66,820	66,218
Less: Weighted average participating securities outstanding	(915)	(1,211)	(959)	(1,840)
Weighted average common shares outstanding — used in basic income per common share	66,432	64,569	65,861	64,378
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	468	565	527	537
On settlement of employee stock purchase plan shares	—	2	—	2
On exercise of warrants	3,506	**	2,929	**
On conversion of 4.25% convertible senior notes due 2014	*	**	**	**
On conversion of 4.75% convertible senior notes due 2014	*	*	*	**
Weighted average common shares outstanding — used in diluted income per common share	70,406	65,136	69,317	64,917

*                  Not applicable as the debt instrument was not outstanding during the period.

**           Excluded from diluted income per common share as their inclusion would have been anti-dilutive.

There were no adjustments to net income attributable to Exterran common stockholders for the diluted earnings per common share calculation during the three and nine months ended September 30, 2014 and 2013.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted income attributable to Exterran common stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	326	681	470	783
On exercise of options and vesting of restricted stock units	—	—	—	—
On settlement of employee stock purchase plan shares	—	—	—	—
On exercise of warrants	—	12,426	—	12,426
On conversion of 4.25% convertible senior notes due 2014	—	15,334	9,431	15,334
On conversion of 4.75% convertible senior notes due 2014	—	—	—	160
Net dilutive potential common shares issuable	326	28,441	9,901	28,703

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, changes in the fair value of derivative financial instruments, net of tax, that are designated as cash flow hedges and to the extent the hedge is effective, amortization of terminated interest rate swaps and adjustments related to changes in our ownership of Exterran Partners, L.P. (the “Partnership”).

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, and excluding noncontrolling interest, during the nine months ended September 30, 2013 and 2014 (in thousands):

	Derivatives Cash Flow Hedges		Foreign Currency Translation Adjustment		Total
Accumulated other comprehensive income (loss), January 1, 2013	$(2,984)		$26,893		$23,909
Loss recognized in other comprehensive income (loss), net of tax	(633	)(1)	(3,640	)(3)	(4,273)
Loss reclassified from accumulated other comprehensive income (loss), net of tax	1,643	(2)	7,491	(4)	9,134
Other comprehensive income attributable to Exterran stockholders	1,010		3,851		4,861
Accumulated other comprehensive income (loss), September 30, 2013	$(1,974)		$30,744		$28,770

Accumulated other comprehensive income (loss), January 1, 2014	$(1,346)		$31,424		$30,078
Loss recognized in other comprehensive income (loss), net of tax	(439	)(5)	(6,519	)(7)	(6,958)
Loss reclassified from accumulated other comprehensive income (loss), net of tax	1,243	(6)	—		1,243
Other comprehensive income (loss) attributable to Exterran stockholders	804		(6,519)		(5,715)
Accumulated other comprehensive income (loss), September 30, 2014	$(542)		$24,905		$24,363

(1)         During the three months ended September 30, 2013, we recognized a loss of $0.9 million and a tax benefit of $0.3 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments. During the nine months ended September 30, 2013, we recognized a loss of $0.8 million and a tax benefit of $0.2 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments.

(2)         During the three months ended September 30, 2013, we reclassified a $0.8 million loss to interest expense and a tax benefit of $0.3 million to provision for income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss). During the nine months ended September 30, 2013, we reclassified a $2.5 million loss to interest expense and a tax benefit of $0.9 million to provision for income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss).

(3)         During the three and nine months ended September 30, 2013, we recognized a gain of $2.5 million and a loss of $3.6 million, respectively, in other comprehensive income (loss), net of tax, related to changes in foreign currency translation adjustment.

(4)         During the three months ended September 30, 2013, we reclassified a loss of $5.1 million related to foreign currency translation adjustment to income from discontinued operations, net of tax, in our condensed consolidated statement of operations. During the nine months ended September 30, 2013, we reclassified losses of $5.1 million and $2.4 million related to foreign currency translation adjustments to income from discontinued operations, net of tax, and long-lived asset impairment, respectively, in our condensed consolidated statements of operations. These amounts represent cumulative foreign currency translation adjustments associated with our contract operations and aftermarket services businesses in Canada (“Canadian Operations”) and a United Kingdom entity that previously had been recognized in accumulated other comprehensive income (loss). See Note 2 for further discussion of the sale of our Canadian Operations. Additionally, as discussed in Note 10, we sold the entity that owned our fabrication facility in the United Kingdom in July 2013 and, we recognized an impairment during the nine months ended September 30, 2013 based on the net transaction value set forth in our agreement to sell this entity.

(5)         During the three months ended September 30, 2014, we recognized a gain of $0.3 million and a tax provision of $0.1 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments. During the nine months ended September 30, 2014, we recognized a loss of $0.7 million and a tax benefit of $0.3 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments.

(6)        During the three months ended September 30, 2014, we reclassified a $0.7 million loss to interest expense and a tax benefit of $0.3 million to provision for income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss). During the nine months ended September 30, 2014, we reclassified a $1.9 million loss to interest expense and a tax benefit of $0.7 million to provision for income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss).

(7)        During the three and nine months ended September 30, 2014, we recognized a loss of $6.3 million and $6.5 million, respectively, in other comprehensive income (loss), net of tax, related to changes in foreign currency translation adjustment.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables, interest rate swaps and debt. At September 30, 2014 and December 31, 2013, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets or model derived calculations using market yields observed in active markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 9 for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$1,041,233	$1,049,000	$1,040,155	$1,070,000
Floating rate debt	916,500	917,000	462,000	462,000
Total debt	$1,957,733	$1,966,000	$1,502,155	$1,532,000

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

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received installment payments, including an annual charge, totaling $18.2 million and $17.4 million during the three months ended September 30, 2014 and 2013, respectively, and $54.1 million and $51.7 million during the nine months ended September 30, 2014 and 2013, respectively. The remaining principal amount due to us of approximately $133 million as of September 30, 2014, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In connection with the sale of these assets, we have agreed to suspend the arbitration proceeding previously filed by our Spanish subsidiary against Venezuela pending payment in full by PDVSA Gas of the purchase price for these nationalized assets.

In June 2012, we committed to a plan to sell our Canadian Operations as part of our continued emphasis on simplification and focus on our core businesses. In July 2013, we completed the sale of our Canadian Operations. Our Canadian Operations are reflected as discontinued operations in our condensed consolidated financial statements. These operations were previously included in our North American contract operations and aftermarket services business segments. In connection with the planned disposition, we recorded impairment charges totaling $6.0 million during the nine months ended September 30, 2013. The impairment charges are reflected in income from discontinued operations, net of tax, in our condensed consolidated statements of operations.

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

In December 2013, we abandoned our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. The abandonment of this business meets the criteria established for recognition as discontinued operations under GAAP. Therefore, our contract water treatment business is reflected as discontinued operations in our condensed consolidated financial statements. This business was previously included in our North American contract operations business segment. During the nine months ended September 30, 2013, we evaluated our contract water treatment business and recorded impairment charges of $2.4 million. The impairment charges are reflected in income from discontinued operations, net of tax, in our condensed consolidated statement of operations.

The following tables summarize the operating results of discontinued operations (in thousands):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Venezuela	Contract Water Treatment Business	Total	Venezuela	Canada	Contract Water Treatment Business	Total
Revenue	$—	$—	$—	$—	$—	$419	$419
Expenses and selling, general and administrative	84	187	271	423	—	710	1,133
Loss (recovery) attributable to expropriation and impairments	(16,539)	319	(16,220)	(16,489)	—	2,355	(14,134)
Other (income) loss, net	(1,880)	—	(1,880)	(847)	(598)	1,032	(413)
Benefit from income taxes	—	(174)	(174)	—	—	(1,288)	(1,288)
Income (loss) from discontinued operations, net of tax	$18,335	$(332)	$18,003	$16,913	$598	$(2,390)	$15,121

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Venezuela	Contract Water Treatment Business	Total	Venezuela	Canada	Contract Water Treatment Business	Total
Revenue	$—	$—	$—	$—	$24,458	$3,338	$27,796
Expenses and selling, general and administrative	329	364	693	731	21,810	2,518	25,059
Loss (recovery) attributable to expropriation and impairments	(49,523)	319	(49,204)	(49,916)	6,000	2,355	(41,561)
Other (income) loss, net	(5,738)	(27)	(5,765)	(3,439)	(86)	1,015	(2,510)
Provision for (benefit from) income taxes	—	(223)	(223)	—	172	(895)	(723)
Income (loss) from discontinued operations, net of tax	$54,932	$(433)	$54,499	$52,624	$(3,438)	$(1,655)	$47,531

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	September 30, 2014			December 31, 2013
	Venezuela	Contract Water Treatment Business	Total	Venezuela	Contract Water Treatment Business	Total
Cash	$79	$—	$79	$74	$—	$74
Accounts receivable	—	68	68	1	287	288
Inventory	—	36	36	—	50	50
Other current assets	6	—	6	16	14	30
Total current assets associated with discontinued operations	85	104	189	91	351	442
Property, plant and equipment, net	—	—	—	—	560	560
Deferred tax assets	—	18,977	18,977	—	20,358	20,358
Total assets associated with discontinued operations	$85	$19,081	$19,166	$91	$21,269	$21,360

Accounts payable	$214	$2	$216	$366	$2	$368
Accrued liabilities	1,130	691	1,821	1,998	867	2,865
Total current liabilities associated with discontinued operations	1,344	693	2,037	2,364	869	3,233
Other long-term liabilities	291	—	291	447	—	447
Total liabilities associated with discontinued operations	$1,635	$693	$2,328	$2,811	$869	$3,680

3.  August 2014 MidCon Acquisition and April 2014 MidCon Acquisition

August 2014 MidCon Acquisition

On August 8, 2014, the Partnership completed an acquisition of natural gas compression assets, including a fleet of 162 compressor units, comprising approximately 110,000 horsepower from MidCon Compression, L.L.C. (“MidCon”) for $130.1 million. The purchase price was funded with borrowings under the Partnership’s revolving credit facility. The majority of the horsepower acquired is under a five-year contract operations services agreement with BHP Billiton Petroleum (“BHP Billiton”) to provide compression services. In connection with the acquisition, the contract operations services agreement with BHP Billiton was assigned to the Partnership effective as of the closing. During the nine months ended September 30, 2014, the Partnership incurred transaction costs of approximately $0.9 million related to this acquisition, which is reflected in other (income) expense, net, in our condensed consolidated statements of operations.

In accordance with the terms of the Purchase and Sale Agreement between the Partnership and MidCon relating to this acquisition, the Partnership directed MidCon to sell a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory to our wholly-owned subsidiary Exterran Energy Solutions, L.P. (“EESLP”), an indirect parent company of the Partnership, for $4.1 million. The assets acquired by EESLP are used in conjunction with the compression units the Partnership acquired from MidCon to provide compression services. The acquisition of the assets by the Partnership and EESLP from MidCon is referred to as the “August 2014 MidCon Acquisition.” The purchase price paid by the Partnership and EESLP is subject to post-closing adjustments in accordance with the terms of the Purchase and Sale Agreement.

We accounted for the August 2014 MidCon Acquisition using the acquisition method, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill. The preliminary allocation of the purchase price, which is subject to certain adjustments, was based upon preliminary valuations and our estimates and assumptions are subject to change upon the completion of management’s review of the final valuations. We are in the process of finalizing valuations related to property, plant and equipment, goodwill, identifiable intangible assets and liabilities. Post-closing adjustments to the purchase price could impact future depreciation and amortization expense as well as income tax expense. The final valuation of net assets acquired is expected to be completed as soon as possible, but no later than one year from the acquisition date, in accordance with GAAP.

The following table summarizes the preliminary purchase price allocation based on estimated fair values of the acquired assets and liabilities as of the acquisition date (in thousands):

Preliminary Fair Value
Inventory	$2,302
Property, plant and equipment	80,154
Goodwill	3,738
Intangible assets	48,373
Current liabilities	(372)
Preliminary purchase price	$134,195

Property, Plant and Equipment, Goodwill and Intangible Assets Acquired

The preliminary amount of property, plant and equipment is primarily comprised of compression equipment that will be depreciated on a straight-line basis over an estimated average remaining useful life of 24 years.

The preliminary amount of goodwill of $3.7 million resulting from the acquisition is attributable to the expansion of our services in the region and was assigned to our North America contract operations segment. The preliminary amount of goodwill recorded is considered to have an indefinite life and will be reviewed annually for impairment or more frequently if indicators of impairment exist. The goodwill from this acquisition is expected to be deductible for U.S. federal income tax purposes based on our ownership interest in the Partnership.

The preliminary amount of finite life intangible assets, and their associated average useful lives, was determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consisting of the following:

	Amount (In thousands)	Average Useful Life
Customer related	$21,590	25 years
Contract based	26,783	5 years
Total acquired identifiable intangible assets	$48,373

The results of operations attributable to the assets acquired in the August 2014 MidCon Acquisition have been included in our condensed consolidated financial statements as part of our North America contract operations segment since the date of acquisition. Revenue attributable to the assets acquired in the August 2014 MidCon Acquisition was $3.4 million from the date of acquisition through September 30, 2014. We are unable to provide earnings attributable to the assets acquired in the August 2014 MidCon Acquisition since the date of acquisition as we do not prepare full stand-alone earnings reports for those assets.

April 2014 MidCon Acquisition

On April 10, 2014, the Partnership completed an acquisition of natural gas compression assets, including a fleet of 337 compressor units, comprising approximately 444,000 horsepower from MidCon for $352.9 million. The purchase price was funded with the net proceeds from the Partnership’s sale, pursuant to a public underwritten offering, of 6.2 million common units and a portion of the net proceeds from the Partnership’s issuance of $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “Partnership 2014 Notes”). The compressor units were previously used by MidCon to provide compression services to a subsidiary of Access Midstream Partners LP (“Access”). Effective as of the closing of the acquisition, the Partnership and Access entered into a seven-year contract operations services agreement under which the Partnership will provide compression services to Access. During the nine months ended September 30, 2014, the Partnership incurred transaction costs of approximately $1.5 million related to this acquisition, which is reflected in other (income) expense, net, in our condensed consolidated statements of operations.

In accordance with the terms of the Purchase and Sale Agreement between the Partnership and MidCon relating to this acquisition, the Partnership directed MidCon to sell a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory to our wholly-owned subsidiary EESLP, an indirect parent company of the Partnership, for $7.7 million. The assets acquired by EESLP are used in conjunction with the compression units the Partnership acquired from MidCon to provide compression services. The acquisition of the assets by the Partnership and EESLP from MidCon is referred to as the “April 2014 MidCon Acquisition.”

We accounted for the April 2014 MidCon Acquisition using the acquisition method, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The preliminary allocation of the purchase price was based upon preliminary valuations and our estimates and assumptions are subject to change upon the completion of management’s review of the final valuations. We are in the process of finalizing valuations related to property, plant and equipment, identifiable intangible assets and liabilities. Adjustments to the preliminary purchase price allocation could impact future depreciation and amortization expense. The final valuation of net assets acquired is expected to be completed as soon as possible, but no later than one year from the acquisition date, in accordance with GAAP. The following table summarizes the preliminary purchase price allocation based on estimated fair values of the acquired assets and liabilities as of the acquisition date (in thousands):

Preliminary Fair Value
Inventory	$4,357
Property, plant and equipment	314,556
Intangible assets	42,474
Current liabilities	(827)
Purchase price	$360,560

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

The preliminary amount of finite life intangible assets, and their associated average useful lives, was determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consisting of the following:

	Amount (In thousands)	Average Useful Life
Customer related	$4,701	25 years
Contract based	37,773	7 years
Total acquired identifiable intangible assets	$42,474

The results of operations attributable to the assets acquired in the April 2014 MidCon Acquisition have been included in our condensed consolidated financial statements as part of our North America contract operations segment since the date of acquisition. Revenue attributable to the assets acquired in the April 2014 MidCon Acquisition was $42.7 million from the date of acquisition through September 30, 2014. We are unable to provide earnings attributable to the assets acquired in the April 2014 MidCon Acquisition since the date of acquisition as we do not prepare full stand-alone earnings reports for those assets.

Pro Forma Financial Information

Pro forma financial information for the three and nine months ended September 30, 2014 and 2013 has been included to give effect to the additional assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition. The August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition are presented in the pro forma financial information as though the transactions occurred as of January 1, 2013. The pro forma financial information reflects the following transactions:

As related to the August 2014 MidCon Acquisition:

•                  the Partnership’s acquisition in August 2014 of natural gas compression assets and identifiable intangible assets from MidCon;

•                  our wholly-owned subsidiary EESLP’s, an indirect parent company of the Partnership, acquisition from MidCon, as directed by the Partnership, of a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory;

•                  the Partnership’s borrowings under its revolving credit facility to pay $130.1 million to MidCon for the August 2014 MidCon Acquisition; and

•                  our borrowings under our revolving credit facility to pay $4.1 million to MidCon for assets acquired by EESLP in the August 2014 MidCon Acquisition.

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

•                  the Partnership’s issuance of 6.2 million common units to the public and approximately 126,000 general partner units to us;

•                  the Partnership’s issuance of $350.0 million aggregate principal amount of the Partnership 2014 Notes;

•                  the Partnership’s use of proceeds from the issuance of common units, general partner units and the Partnership 2014 Notes to pay $352.9 million to MidCon for the April 2014 MidCon Acquisition and to pay down $157.5 million on its revolving credit facility; and

•                  our borrowings under our revolving credit facility to pay $7.7 million to MidCon for assets acquired by EESLP in the April 2014 MidCon Acquisition.

The pro forma financial information below is presented for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had each transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results. The pro forma financial information below was derived by adjusting our historical financial statements.

The following table shows pro forma financial information for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$726,144	$804,190	$2,143,918	$2,504,698
Net income attributable to Exterran common stockholders	$34,151	$42,070	$81,064	$103,326
Basic net income per common share attributable to Exterran common stockholders	$0.51	$0.64	$1.21	$1.56
Diluted net income per common share attributable to Exterran common stockholders	$0.48	$0.63	$1.15	$1.55

4.  Inventory, net

Inventory, net of reserves, consisted of the following amounts (in thousands):

	September 30, 2014	December 31, 2013
Parts and supplies	$249,646	$233,216
Work in progress	142,554	139,763
Finished goods	36,710	40,948
Inventory, net	$428,910	$413,927

As of September 30, 2014 and December 31, 2013, we had inventory reserves of $22.5 million and $14.1 million, respectively.

5.  Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Compression equipment, facilities and other fleet assets	$4,868,593	$4,304,019
Land and buildings	204,900	197,778
Transportation and shop equipment	301,645	288,042
Other	192,662	181,411
	5,567,800	4,971,250
Accumulated depreciation	(2,272,867)	(2,150,978)
Property, plant and equipment, net	$3,294,933	$2,820,272

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

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received installment payments, including an annual charge, totaling $5.0 million and $4.8 million during the three months ended September 30, 2014 and 2013, respectively, and $14.7 million and $14.2 million during the nine months ended September 30, 2014 and 2013, respectively. The remaining principal amount due to us of approximately $26 million as of September 30, 2014, is payable in quarterly cash installments through the first quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as equity in (income) loss of non-consolidated affiliates in our condensed consolidated statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

7.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Revolving credit facility due July 2016	$386,500	$49,000
Partnership’s revolving credit facility due May 2018	380,000	263,000
Partnership’s term loan facility due May 2018	150,000	150,000
Partnership’s 6% senior notes due April 2021 (presented net of the unamortized discount of $4.6 million and $5.0 million, respectively)	345,381	344,955
Partnership’s 6% senior notes due October 2022 (presented net of the unamortized discount of $5.4 million as of September 30, 2014)	344,632	—
4.25% convertible senior notes due June 2014 (presented net of the unamortized discount of $11.3 million as of December 31, 2013)	—	343,661
7.25% senior notes due December 2018	350,000	350,000
Other, interest at various rates, collateralized by equipment and other assets	1,220	1,539
Long-term debt	$1,957,733	$1,502,155

Exterran Senior Secured Credit Facility

As of September 30, 2014, we had $386.5 million in outstanding borrowings and $126.4 million in outstanding letters of credit under our senior secured revolving credit facility (the “Credit Facility”). At September 30, 2014, taking into account guarantees through letters of credit, we had undrawn and available capacity of $387.1 million under the Credit Facility.

The Partnership Revolving Credit Facility and Term Loan

In March 2013, the Partnership amended its senior secured credit agreement (the “Partnership Credit Agreement”) to reduce the borrowing capacity under its revolving credit facility by $100.0 million to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. As a result of the March 2013 amendment, we expensed $0.7 million of unamortized deferred financing costs, which is reflected in interest expense in our condensed consolidated statements of operations. The Partnership incurred transaction costs of approximately $4.3 million related to the amendment to the Partnership Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the terms of the facilities. As of September 30, 2014, the Partnership had undrawn and available capacity of $270.0 million under its revolving credit facility.

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

4.25% Convertible Senior Notes

In June 2009, we issued $355.0 million aggregate principal amount of 4.25% convertible senior notes due June 2014 (the “4.25% Notes”). The 4.25% Notes, after taking into consideration dividends declared, were convertible upon the occurrence of certain conditions into shares of our common stock at a conversion rate of 43.5084 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to a conversion price of approximately $22.98 per share of common stock. In June 2014, we completed our redemption of the 4.25% Notes in exchange for $370.0 million in cash and 6.8 million shares of our common stock. We financed the cash payment to redeem the 4.25% Notes through borrowings under our revolving credit facility.

In connection with the offering of the 4.25% Notes, we purchased call options on our stock at approximately $22.98 per share of common stock, after taking into consideration dividends declared, and sold warrants on our stock at approximately $32.33 per share of common stock, after taking into consideration dividends declared. These transactions economically adjust the effective conversion price to $32.33 for $325.0 million of the 4.25% Notes. In June 2014, we exercised our call options to acquire 6.5 million shares of our common stock. The cost of the common shares acquired was recorded as treasury stock in our condensed consolidated balance sheets based on the original cost of the call options of $89.4 million. Counterparties to our warrants have the right to exercise the warrants in equal installments for 80 trading days beginning in September 2014. During the third quarter of 2014, 498,254 common shares were issued out of treasury stock pursuant to warrants exercised.

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

Interest Rate Risk

During the three months ended September 30, 2014, the Partnership entered into interest rate swaps with a notional value of $150.0 million. At September 30, 2014, the Partnership was a party to interest rate swaps with a total notional value of $400.0 million, pursuant to which it makes fixed payments and receives floating payments. The Partnership entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. The Partnership’s interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2019. As of September 30, 2014, the weighted average effective fixed interest rate on the interest rate swaps was 1.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. There was no ineffectiveness related to interest rate swaps during the nine months ended September 30, 2014 and 2013. We estimate that $6.0 million of deferred pre-tax losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at September 30, 2014, will be reclassified into earnings as interest expense at then current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

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

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	September 30, 2014
		Fair Value
	Balance Sheet Location	Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$2,925
Interest rate hedges	Accrued liabilities	(5,225)
Total derivatives		$(2,300)

	December 31, 2013
		Fair Value
	Balance Sheet Location	Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$322
Interest rate hedges	Accrued liabilities	(3,374)
Total derivatives		$(3,052)

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$846	Interest expense	$(1,414)	$(2,283)	Interest expense	$(3,917)

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(2,247)	Interest expense	$(1,332)	$2,453	Interest expense	$(4,805)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, with pricing levels as of the date of valuation (in thousands):

	September 30, 2014			December 31, 2013
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$—	$2,925	$—	$—	$322	$—
Interest rate swaps liability	—	(5,225)	—	—	(3,374)	—

On a quarterly basis, the interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2014 and 2013, with pricing levels as of the date of valuation (in thousands):

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$2,472	$—	$—	$5,508
Inventory write-down—Restructuring	—	—	2,331	—	—	—
Impaired long-lived assets—Discontinued operations	—	—	—	—	—	—
Long-term receivable from the sale of our Canadian Operations	—	—	—	—	—	7,556

Our estimate of the impaired long-lived assets’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a discount rate of 9%. Impaired long-lived assets in the table above also includes our estimate of the fair value of the impaired assets of the entity that owned our fabrication facility in the United Kingdom, which was based on the net transaction value set forth in our July 2013 agreement to sell this entity. Our estimate of the fair value of the inventory associated with the restructuring of our make-ready operations was based on expected net sale proceeds. See Note 11 for further discussion of the restructuring of our make-ready operations. Our estimate of the fair value of the impaired assets that are classified as discontinued operations was based on our expected proceeds, net of selling costs. Our estimate of the fair value of the long-term receivable from the sale of our Canadian Operations, which included a note receivable and contingent consideration, was discounted based on a settlement period of 5.5 years, a discount rate of 13% and a probability weighted factor of the achievement of the specified performance threshold.

10.  Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the nine months ended September 30, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 240 idle compressor units, representing approximately 72,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $21.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the third quarter of 2014, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $4.5 million to reduce the book value of each unit to its estimated fair value.

During the nine months ended September 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 225 idle compressor units, representing approximately 58,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded an $11.0 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In July 2013, as part of our continued emphasis on simplification and focus on our core business, we sold the entity that owned our fabrication facility in the United Kingdom. As a result, we recorded impairment charges of $11.9 million during the nine months ended September 30, 2013.

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

During the nine months ended September 30, 2014, we incurred $5.4 million of restructuring charges primarily related to termination benefits and a non-cash write-down of inventory associated with the centralization of our make-ready operations. These charges are reflected as restructuring charges in our condensed consolidated statements of operations and are related to our North America contract operations and aftermarket services segments.

The following table summarizes the changes to our accrued liability balance related to restructuring charges for the nine months ended September 30, 2014 (in thousands):

Restructuring Charges Accrual
Beginning balance at January 1, 2014	$—
Additions for costs expensed	5,394
Less non-cash expense	(4,103)
Reductions for payments	(1,274)
Ending balance at September 30, 2014	$17

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

The weighted average grant date fair value for stock options granted during the nine months ended September 30, 2014 was $14.47 and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Nine Months Ended September 30, 2014
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

The following table presents stock option activity during the nine months ended September 30, 2014:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2014	2,152	$28.27
Granted	107	41.18
Exercised	(622)	18.71
Cancelled	(30)	74.40
Options outstanding, September 30, 2014	1,607	31.98	2.8	$27,471
Options exercisable, September 30, 2014	1,290	33.49	2.2	21,593

Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the nine months ended September 30, 2014 was $14.0 million. As of September 30, 2014, we expect $2.0 million of unrecognized compensation cost related to unvested stock options to be recognized over the weighted-average period of 1.8 years.

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

The following table presents restricted stock, restricted stock unit, performance unit, cash settled restricted stock unit and cash settled performance unit activity during the nine months ended September 30, 2014:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2014	1,672	$18.97
Granted	458	41.33
Vested	(842)	19.58
Cancelled	(51)	25.54
Non-vested awards, September 30, 2014(1)	1,237	26.56

(1) Non-vested awards as of September 30, 2014 are comprised of 210,000 cash settled restricted stock units and cash settled performance units and 1,027,000 restricted stock shares, restricted stock units and performance units.

As of September 30, 2014, we expect $25.7 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units to be recognized over the weighted-average period of 1.8 years.

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

The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. In May 2011, we amended the ESPP to increase the maximum number of shares of common stock available for purchase under the ESPP to 1,000,000. At September 30, 2014, 203,798 shares remained available for purchase under the ESPP. Our ESPP is compensatory and, as a result, we record an expense in our condensed consolidated statements of operations related to the ESPP. The purchase discount under the ESPP is 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.

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

Partnership Phantom Units

The following table presents phantom unit activity during the nine months ended September 30, 2014:

	Phantom Units (in thousands)	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, January 1, 2014	85	$23.72
Granted	55	30.50
Vested	(45)	24.69
Phantom units outstanding, September 30, 2014	95	27.18

As of September 30, 2014, we expect $1.8 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.0 years.

13.  Cash Dividends

The following table summarizes our dividends per common share:

Declaration Date	Payment Date	Dividends per Common Share	Total Dividends
February 25, 2014	March 28, 2014	$0.15	$10.0 million
April 29, 2014	May 16, 2014	0.15	10.0 million
July 31, 2014	August 18, 2014	0.15	10.0 million

On October 30, 2014, our board of directors declared a quarterly dividend of $0.15 per share of common stock to be paid on November 17, 2014 to stockholders of record at the close of business on November 10, 2014. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

14.  Commitments and Contingencies

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of September 30, 2014
Performance guarantees through letters of credit(1)	2014-2019	$185,849
Standby letters of credit	2014-2015	11,439
Commercial letters of credit	2014-2015	29,159
Bid bonds and performance bonds(1)	2014-2023	99,042
Maximum potential undiscounted payments		$325,489

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

In addition to U.S. federal, state, local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2014 and December 31, 2013, we have accrued $7.8 million and $16.1 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

During 2013 and the first nine months of 2014, we were party to three Heavy Equipment Statutes cases tried and completed in Texas state district courts. In each case the court held that the revised Heavy Equipment Statutes apply to natural gas compressors. However, in each case the court further held that the revised Heavy Equipment Statutes are unconstitutional as applied to natural gas compressors, which is favorable to the county appraisal districts. We continue to believe that the revised statutes are constitutional as applied to natural gas compressors and have appealed the courts’ decisions in our cases. For two of these district court rulings, oral arguments were made before the Eighth Court of Appeals in El Paso, Texas on October 9, 2014. No decision has been issued. In a fourth state district court case, both parties’ respective motions for summary judgment are pending and we have yet to receive the court’s decision. In a fifth state district court case, the court denied both parties’ respective motions for summary judgment and set a trial date for February 15, 2015.

As a result of the new methodology, our ad valorem tax expense (which is reflected on our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $8.8 million during the nine months ended September 30, 2014. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $23.6 million as of September 30, 2014, of which approximately $6.2 million has been agreed to by a number of appraisal review boards and county appraisal districts and $17.4 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with appraisal districts to stay or abate other pending district court cases. If we are unsuccessful in any of the cases with the appraisal districts, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to penalties and interest. In addition, if we are unsuccessful in any of the cases with the appraisal districts, we would likely be required to pay the ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded, and as a result impact our future results of operations and cash flows.

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

The following tables present revenue and other financial information by reportable segment during the three and nine months ended September 30, 2014 and 2013 (in thousands):

Three Months Ended	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Reportable Segments Total
September 30, 2014:
Revenue from external customers	$191,000	$124,355	$96,005	$312,472	$723,832
Gross margin(1)	108,547	76,372	20,495	61,071	266,485

September 30, 2013:
Revenue from external customers	$152,627	$117,545	$102,157	$403,255	$775,584
Gross margin(1)	81,750	66,947	21,369	74,865	244,931

Nine Months Ended	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Reportable Segments Total
September 30, 2014:
Revenue from external customers	$529,463	$369,787	$284,412	$922,448	$2,106,110
Gross margin(1)	298,415	234,270	61,784	161,476	755,945

September 30, 2013:
Revenue from external customers	$472,784	$344,975	$285,137	$1,318,490	$2,421,386
Gross margin(1)	260,284	198,163	60,967	206,128	725,542

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

The following table reconciles net income to gross margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$42,158	$45,261	$97,915	$128,556
Selling, general and administrative	94,806	93,581	283,096	269,460
Depreciation and amortization	98,256	81,305	295,734	244,702
Long-lived asset impairment	12,385	4,571	26,039	24,708
Restructuring charges	219	—	5,394	—
Interest expense	25,737	28,882	86,767	87,006
Equity in income of non-consolidated affiliates	(4,951)	(4,778)	(14,553)	(14,165)
Other (income) expense, net	4,663	(5,479)	(1,442)	(22,510)
Provision for income taxes	11,215	16,709	31,494	55,316
Income from discontinued operations, net of tax	(18,003)	(15,121)	(54,499)	(47,531)
Gross margin	$266,485	$244,931	$755,945	$725,542

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

The following table presents the effects of changes from net income attributable to Exterran stockholders and changes in our equity interest of the Partnership on our equity attributable to Exterran stockholders (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net income attributable to Exterran stockholders	$79,023	$100,517
Increase in Exterran stockholders’ additional paid-in capital for change in ownership of Partnership units	74,521	31,573
Change from net income attributable to Exterran stockholders and transfers to/from the noncontrolling interest	$153,544	$132,090

18.  Supplemental Guarantor Financial Information

Exterran Holdings, Inc. (“Parent”) is the issuer of our 7.25% senior notes with an aggregate principal amount of $350.0 million due December 2018 (the “7.25% Notes”). EESLP, EES Leasing LLC, EXH GP LP LLC and EXH MLP LP LLC (each a 100% owned subsidiary; together, the “Guarantor Subsidiaries”), have agreed to fully and unconditionally (subject to customary release provisions) on a joint and several senior unsecured basis guarantee Parent’s obligations relating to the 7.25% Notes. As a result of these guarantees, we are presenting the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. The Other Subsidiaries column includes financial information for those subsidiaries that do not guarantee the 7.25% Notes.

Condensed Consolidating Balance Sheet

September 30, 2014

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$7,589	$694,679	$548,677	$—	$1,250,945
Current assets associated with discontinued operations	—	—	189	—	189
Total current assets	7,589	694,679	548,866	—	1,251,134
Property, plant and equipment, net	—	1,144,525	2,150,408	—	3,294,933
Investments in affiliates	1,779,866	1,742,489	—	(3,522,355)	—
Goodwill	—	—	3,738	—	3,738
Intangible and other assets, net	6,453	28,728	214,795	—	249,976
Intercompany receivables	745,246	13,248	561,346	(1,319,840)	—
Long-term assets associated with discontinued operations	—	—	18,977	—	18,977
Total long-term assets	2,531,565	2,928,990	2,949,264	(4,842,195)	3,567,624
Total assets	$2,539,154	$3,623,669	$3,498,130	$(4,842,195)	$4,818,758

LIABILITIES AND EQUITY

Current liabilities	$8,876	$362,898	$259,406	$—	$631,180
Current liabilities associated with discontinued operations	—	—	2,037	—	2,037
Total current liabilities	8,876	362,898	261,443	—	633,217
Long-term debt	736,500	1,220	1,220,013	—	1,957,733
Intercompany payables	—	1,306,592	13,248	(1,319,840)	—
Other long-term liabilities	—	173,093	92,698	—	265,791
Long-term liabilities associated with discontinued operations	—	—	291	—	291
Total liabilities	745,376	1,843,803	1,587,693	(1,319,840)	2,857,032
Total equity	1,793,778	1,779,866	1,910,437	(3,522,355)	1,961,726
Total liabilities and equity	$2,539,154	$3,623,669	$3,498,130	$(4,842,195)	$4,818,758

Condensed Consolidating Balance Sheet

December 31, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$141	$710,801	$509,747	$—	$1,220,689
Current assets associated with discontinued operations	—	—	442	—	442
Total current assets	141	710,801	510,189	—	1,221,131
Property, plant and equipment, net	—	1,143,111	1,677,161	—	2,820,272
Investments in affiliates	1,851,131	1,680,215	—	(3,531,346)	—
Intangible and other assets, net	20,060	29,555	126,451	(11,230)	164,836
Intercompany receivables	536,382	14,818	633,678	(1,184,878)	—
Long-term assets associated with discontinued operations	—	—	20,918	—	20,918
Total long-term assets	2,407,573	2,867,699	2,458,208	(4,727,454)	3,006,026
Total assets	$2,407,714	$3,578,500	$2,968,397	$(4,727,454)	$4,227,157

LIABILITIES AND EQUITY

Current liabilities	$2,963	$369,829	$264,681	$—	$637,473
Current liabilities associated with discontinued operations	—	—	3,233	—	3,233
Total current liabilities	2,963	369,829	267,914	—	640,706
Long-term debt	742,661	1,539	757,955	—	1,502,155
Intercompany payables	—	1,170,060	14,818	(1,184,878)	—
Other long-term liabilities	—	185,941	95,710	(11,230)	270,421
Long-term liabilities associated with discontinued operations	—	—	447	—	447
Total liabilities	745,624	1,727,369	1,136,844	(1,196,108)	2,413,729
Total equity	1,662,090	1,851,131	1,831,553	(3,531,346)	1,813,428
Total liabilities and equity	$2,407,714	$3,578,500	$2,968,397	$(4,727,454)	$4,227,157

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended September 30, 2014

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$367,326	$408,847	$(52,341)	$723,832
Costs of sales (excluding depreciation and amortization expense)	—	260,530	249,158	(52,341)	457,347
Selling, general and administrative	61	43,437	51,308	—	94,806
Depreciation and amortization	—	32,040	66,216	—	98,256
Long-lived asset impairment	—	7,783	4,602	—	12,385
Restructuring charges	—	94	125	—	219
Interest expense	9,593	396	15,748	—	25,737
Intercompany charges, net	(9,006)	8,026	980	—	—
Equity in income of affiliates	(34,481)	(28,290)	(4,951)	62,771	(4,951)
Other (income) expense, net	10	1,301	3,352	—	4,663
Income before income taxes	33,823	42,009	22,309	(62,771)	35,370
Provision for (benefit from) income taxes	(227)	7,528	3,914	—	11,215
Income from continuing operations	34,050	34,481	18,395	(62,771)	24,155
Income from discontinued operations, net of tax	—	—	18,003	—	18,003
Net income	34,050	34,481	36,398	(62,771)	42,158
Less: Net income attributable to the noncontrolling interest	—	—	(8,108)	—	(8,108)
Net income attributable to Exterran stockholders	34,050	34,481	28,290	(62,771)	34,050
Other comprehensive loss attributable to Exterran stockholders	(5,630)	(5,687)	(5,498)	11,185	(5,630)
Comprehensive income attributable to Exterran stockholders	$28,420	$28,794	$22,792	$(51,586)	$28,420

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended September 30, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$465,950	$372,263	$(62,629)	$775,584
Costs of sales (excluding depreciation and amortization expense)	—	340,418	252,864	(62,629)	530,653
Selling, general and administrative	45	43,951	49,585	—	93,581
Depreciation and amortization	—	31,252	50,053	—	81,305
Long-lived asset impairment	—	3,737	834	—	4,571
Interest expense	18,775	391	9,716	—	28,882
Intercompany charges, net	(8,701)	7,562	1,139	—	—
Equity in income of affiliates	(47,564)	(24,351)	(4,778)	71,915	(4,778)
Other (income) expense, net	10	(1,736)	(3,753)	—	(5,479)
Income before income taxes	37,435	64,726	16,603	(71,915)	46,849
Provision for (benefit from) income taxes	(3,542)	17,162	3,089	—	16,709
Income from continuing operations	40,977	47,564	13,514	(71,915)	30,140
Income from discontinued operations, net of tax	—	—	15,121	—	15,121
Net income	40,977	47,564	28,635	(71,915)	45,261
Less: Net income attributable to the noncontrolling interest	—	—	(4,284)	—	(4,284)
Net income attributable to Exterran stockholders	40,977	47,564	24,351	(71,915)	40,977
Other comprehensive income attributable to Exterran stockholders	7,511	6,984	7,105	(14,089)	7,511
Comprehensive income attributable to Exterran stockholders	$48,488	$54,548	$31,456	$(86,004)	$48,488

Condensed Consolidating Statement of Operations and Comprehensive Income

Nine Months Ended September 30, 2014

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$1,085,562	$1,183,139	$(162,591)	$2,106,110
Costs of sales (excluding depreciation and amortization expense)	—	798,368	714,388	(162,591)	1,350,165
Selling, general and administrative	211	131,668	151,217	—	283,096
Depreciation and amortization	—	102,651	193,083	—	295,734
Long-lived asset impairment	—	16,960	9,079	—	26,039
Restructuring charges	—	4,692	702	—	5,394
Interest expense	45,208	1,634	39,925	—	86,767
Intercompany charges, net	(27,177)	24,568	2,609	—	—
Equity in income of affiliates	(90,910)	(102,779)	(14,553)	193,689	(14,553)
Other (income) expense, net	30	3,082	(4,554)	—	(1,442)
Income before income taxes	72,638	104,718	91,243	(193,689)	74,910
Provision for (benefit from) income taxes	(6,385)	13,808	24,071	—	31,494
Income from continuing operations	79,023	90,910	67,172	(193,689)	43,416
Income from discontinued operations, net of tax	—	—	54,499	—	54,499
Net income	79,023	90,910	121,671	(193,689)	97,915
Less: Net income attributable to the noncontrolling interest	—	—	(18,892)	—	(18,892)
Net income attributable to Exterran stockholders	79,023	90,910	102,779	(193,689)	79,023
Other comprehensive loss attributable to Exterran stockholders	(5,715)	(6,531)	(6,071)	12,602	(5,715)
Comprehensive income attributable to Exterran stockholders	$73,308	$84,379	$96,708	$(181,087)	$73,308

Condensed Consolidating Statement of Operations and Comprehensive Income

Nine Months Ended September 30, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$1,515,558	$1,129,181	$(223,353)	$2,421,386
Costs of sales (excluding depreciation and amortization expense)	—	1,162,518	756,679	(223,353)	1,695,844
Selling, general and administrative	205	134,473	134,782	—	269,460
Depreciation and amortization	—	96,720	147,982	—	244,702
Long-lived asset impairment	—	9,326	15,382	—	24,708
Interest expense	57,698	1,709	27,599	—	87,006
Intercompany charges, net	(26,785)	22,820	3,965	—	—
Equity in income of affiliates	(121,084)	(77,640)	(14,165)	198,724	(14,165)
Other (income) expense, net	29	(8,353)	(14,186)	—	(22,510)
Income before income taxes	89,937	173,985	71,143	(198,724)	136,341
Provision for (benefit from) income taxes	(10,580)	52,901	12,995	—	55,316
Income from continuing operations	100,517	121,084	58,148	(198,724)	81,025
Income from discontinued operations, net of tax	—	—	47,531	—	47,531
Net income	100,517	121,084	105,679	(198,724)	128,556
Less: Net income attributable to the noncontrolling interest	—	—	(28,039)	—	(28,039)
Net income attributable to Exterran stockholders	100,517	121,084	77,640	(198,724)	100,517
Other comprehensive income attributable to Exterran stockholders	4,861	4,769	5,351	(10,120)	4,861
Comprehensive income attributable to Exterran stockholders	$105,378	$125,853	$82,991	$(208,844)	$105,378

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2014

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(1,743)	$79,455	$198,456	$—	$276,168
Net cash provided by discontinued operations	—	—	3,954	—	3,954
Net cash provided by (used in) operating activities	(1,743)	79,455	202,410	—	280,122
Cash flows from investing activities:
Capital expenditures	—	(116,458)	(269,281)	—	(385,739)
Proceeds from sale of property, plant and equipment	—	8,274	11,462	—	19,736
Payments for MidCon acquisitions	—	(11,743)	(483,012)	—	(494,755)
Capital distributions received from consolidated subsidiaries	—	40,688	—	(40,688)	—
Increase in restricted cash	—	—	(245)	—	(245)
Return of investments in non-consolidated affiliates	—	—	14,750	—	14,750
Investment in consolidated subsidiaries	—	(13,813)	—	13,813	—
Cash invested in non-consolidated affiliates	—	—	(197)	—	(197)
Return of investments in consolidated subsidiaries	252,482	—	—	(252,482)	—
Net cash provided by (used in) continuing operations	252,482	(93,052)	(726,523)	(279,357)	(846,450)
Net cash provided by discontinued operations	—	—	49,835	—	49,835
Net cash provided by (used in) investing activities	252,482	(93,052)	(676,688)	(279,357)	(796,615)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,056,001	—	793,798	—	1,849,799
Repayments of long-term debt	(1,073,500)	—	(332,500)	—	(1,406,000)
Payments for debt issuance costs	—	—	(6,923)	—	(6,923)
Payments above face value for redemption of convertible debt	(15,007)	—	—	—	(15,007)
Payments for settlement of interest rate swaps that include financing elements	—	—	(2,844)	—	(2,844)
Net proceeds from the sale of Partnership units	—	—	169,471	—	169,471
Proceeds from stock options exercised	11,637	—	—	—	11,637
Proceeds from stock issued pursuant to our employee stock purchase plan	1,324	—	—	—	1,324
Purchases of treasury stock	(6,372)	—	—	—	(6,372)
Dividends to Exterran stockholders	(30,047)	—	—	—	(30,047)
Stock-based compensation excess tax benefit	8,269	—	—	—	8,269
Distributions to noncontrolling partners in the Partnership	—	—	(95,581)	40,688	(54,893)
Net proceeds from sale of general partner units	—	—	3,573	(3,573)	—
Capital distributions to affiliates	—	(252,482)	—	252,482	—
Capital contributions received from parent	—	—	10,240	(10,240)	—
Borrowings (repayments) between consolidated subsidiaries, net	(203,025)	264,974	(61,949)	—	—
Net cash provided by (used in) financing activities	(250,720)	12,492	477,285	279,357	518,414
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,797)	—	(3,797)
Net increase (decrease) in cash and cash equivalents	19	(1,105)	(790)	—	(1,876)
Cash and cash equivalents at beginning of period	11	1,554	34,100	—	35,665
Cash and cash equivalents at end of period	$30	$449	$33,310	$—	$33,789

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by continuing operations	$6,301	$117,958	$97,925	$—	$222,184
Net cash provided by discontinued operations	—	—	6,054	—	6,054
Net cash provided by operating activities	6,301	117,958	103,979	—	228,238
Cash flows from investing activities:
Capital expenditures	—	(143,823)	(167,418)	3,378	(307,863)
Proceeds from sale of property, plant and equipment	—	21,475	65,881	(3,378)	83,978
Capital distributions received from consolidated subsidiaries	—	32,612	—	(32,612)	—
Return of investments in non-consolidated affiliates	—	—	14,165	—	14,165
Investment in consolidated subsidiaries	—	(16,830)	—	16,830	—
Net cash used in continuing operations	—	(106,566)	(87,372)	(15,782)	(209,720)
Net cash provided by discontinued operations	—	—	58,449	—	58,449
Net cash used in investing activities	—	(106,566)	(28,923)	(15,782)	(151,271)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	854,501	—	923,536	—	1,778,037
Repayments of long-term debt	(911,750)	—	(884,500)	—	(1,796,250)
Payments for debt issuance costs	—	—	(11,929)	—	(11,929)
Payments for settlement of interest rate swaps that include financing elements	—	—	(1,271)	—	(1,271)
Proceeds from stock options exercised	5,975	—	—	—	5,975
Proceeds from stock issued pursuant to our employee stock purchase plan	1,213	—	—	—	1,213
Purchases of treasury stock	(3,594)	—	—	—	(3,594)
Stock-based compensation excess tax benefit	1,075	—	—	—	1,075
Distributions to noncontrolling partners in the Partnership	—	—	(78,856)	32,612	(46,244)
Capital contributions received from parent	—	—	16,830	(16,830)	—
Borrowings (repayments) between consolidated subsidiaries, net	46,272	(17,339)	(28,933)	—	—
Net cash used in financing activities	(6,308)	(17,339)	(65,123)	15,782	(72,988)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,516)	—	(1,516)
Net increase (decrease) in cash and cash equivalents	(7)	(5,947)	8,417	—	2,463
Cash and cash equivalents at beginning of period	24	10,461	24,116	—	34,601
Cash and cash equivalents at end of period	$17	$4,514	$32,533	$—	$37,064

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

Exterran Partners, L.P.

We have an equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of September 30, 2014, public unitholders held a 63% ownership interest in the Partnership and we owned the remaining equity interest, including all of the general partner interest and incentive distribution rights. We consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and for us to continue to contribute U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional equity interests in the Partnership. As of September 30, 2014, the Partnership’s fleet included 6,318 compressor units comprising approximately 3,052,000 horsepower, or 74% of our and the Partnership’s combined total U.S. horsepower. The Partnership’s fleet included 233 compressor units, comprising approximately 64,000 horsepower, leased from our wholly-owned subsidiaries and excluded 5 compressor units, comprising approximately 1,000 horsepower, owned by the Partnership but leased to our wholly-owned subsidiaries as of September 30, 2014.

August 2014 MidCon Acquisition

On August 8, 2014, the Partnership completed an acquisition of natural gas compression assets, including a fleet of 162 compressor units, comprising approximately 110,000 horsepower from MidCon Compression, L.L.C. (“MidCon”) for $130.1 million. The purchase price was funded with borrowings under the Partnership’s revolving credit facility. The majority of the horsepower acquired is under a five-year contract operations services agreement with BHP Billiton Petroleum (“BHP Billiton”) to provide compression services. In connection with the acquisition, the contract operations services agreement with BHP Billiton was assigned to the Partnership effective as of the closing. During the nine months ended September 30, 2014, the Partnership incurred transaction costs of approximately $0.9 million related to this acquisition, which is reflected in other (income) expense, net, in our condensed consolidated statements of operations.

In accordance with the terms of the Purchase and Sale Agreement between the Partnership and MidCon relating to this acquisition, the Partnership directed MidCon to sell a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory to our wholly-owned subsidiary Exterran Energy Solutions, L.P. (“EESLP”), an indirect parent company of the Partnership, for $4.1 million. The assets acquired by EESLP are used in conjunction with the compression units the Partnership acquired from MidCon to provide compression services. The acquisition of the assets by the Partnership and EESLP from MidCon is referred to as the “August 2014 MidCon Acquisition.” The purchase price paid by the Partnership and EESLP is subject to post-closing adjustments in accordance with the terms of the Purchase and Sale Agreement.

April 2014 MidCon Acquisition

On April 10, 2014, the Partnership completed an acquisition of natural gas compression assets, including a fleet of 337 compressor units, comprising approximately 444,000 horsepower from MidCon for $352.9 million. The purchase price was funded with the net proceeds from the Partnership’s sale, pursuant to a public underwritten offering, of 6.2 million common units and a portion of the net proceeds from the Partnership’s issuance of $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “Partnership 2014 Notes”). The compressor units were previously used by MidCon to provide compression services to a subsidiary of Access Midstream Partners LP (“Access”). Effective as of the closing of the acquisition, the Partnership and Access entered into a seven-year contract operations services agreement under which the Partnership will provide compression services to Access. During the nine months ended September 30, 2014, the Partnership incurred transaction costs of approximately $1.5 million related to this acquisition, which is reflected in other (income) expense, net, in our condensed consolidated statements of operations.

In accordance with the terms of the Purchase and Sale Agreement between the Partnership and MidCon relating to this acquisition, the Partnership directed MidCon to sell a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory to our wholly-owned subsidiary EESLP, an indirect parent company of the Partnership, for $7.7 million. The assets acquired by EESLP are used in conjunction with the compression units the Partnership acquired from MidCon to provide compression services. The acquisition of the assets by the Partnership and EESLP from MidCon is referred to as the “April 2014 MidCon Acquisition.”

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

Natural gas consumption in the U.S. for the twelve months ended July 31, 2014 increased by approximately 4% compared to the twelve months ended July 31, 2013. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 2% in 2014 compared to 2013 and increase by an average of 0.7% per year thereafter until 2040. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet in 2040, or 16% of the projected worldwide total of approximately 185 trillion cubic feet.

Natural gas marketed production in the U.S. for the twelve months ended July 31, 2014 increased by approximately 4% compared to the twelve months ended July 31, 2013. The EIA forecasts that total U.S. natural gas marketed production will increase by 5% in 2014 compared to 2013, and U.S. natural gas production will increase by an average of 1.5% per year thereafter until 2040. The EIA estimates that the U.S. natural gas production level will be approximately 33 trillion cubic feet in 2040, or 18% of the projected worldwide total of approximately 187 trillion cubic feet.

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

In the second half of 2011, we embarked on a multi-year plan to improve the profitability of our operations. We implemented certain key profitability initiatives associated with this plan in 2012, and implemented additional process initiatives intended to improve operating efficiency and reduce our cost structure throughout 2013 and into 2014. These initiatives have positively impacted all of our business segments, and we expect continued positive impact.

We continue to see steady activity in North America shale plays and areas focused on the production of oil and natural gas liquids. This activity has increased the overall amount of compression horsepower in the industry; however, these increases continue to be partially offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. During the nine months ended September 30, 2014, excluding operating horsepower added through acquisitions, our operating horsepower has increased at a higher rate in the shale plays and areas focused on the production of oil and natural gas liquids than the declines we have seen in the more mature and predominately dry gas plays in North America. Historically, oil and natural gas prices in North America have been volatile. Global oil prices have fallen recently compared to levels seen over the past 18 months. West Texas Intermediate crude oil spot prices as of September 30, 2014 were 14% and 11% lower than prices at June 30, 2014 and September 30, 2013, respectively. During periods of lower oil and natural gas prices, oil and natural gas production growth could moderate or decline in North America and internationally. Booking activity levels for our fabricated products in North America during the nine months ended September 30, 2014 have increased by approximately 39% compared to the nine months ended September 30, 2013 and our North America fabrication backlog increased by approximately 58% as of September 30, 2014 compared to September 30, 2013. Despite these improvements, we do not believe our backlog will return to relatively high 2012 levels due to increased efficiency as well as a shift in product mix away from our longest lead time products, such as installation. Our continued focus on increasing throughput in our fabrication facilities is resulting in shorter lead times, which generally lead to lower backlog levels.

In international markets, we believe demand for our contract operations and fabricated projects will continue and we expect to have opportunities to grow our international business through our contract operations, aftermarket services and fabrication business segments over the long term.

Our level of capital spending depends on our forecast for the demand for our products and services and the equipment required to provide services to our customers. Based on the demand we see for contract compression in both North America and international markets, we have invested more capital in our contract operations business in 2014 than we did in 2013.

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

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, average operating horsepower, horsepower utilization percentages and fabrication backlog (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total Available Horsepower (at period end):
North America	4,125	3,423	4,125	3,423
International	1,268	1,257	1,268	1,257
Total	5,393	4,680	5,393	4,680
Total Operating Horsepower (at period end):
North America	3,588	2,840	3,588	2,840
International	952	977	952	977
Total	4,540	3,817	4,540	3,817
Average Operating Horsepower:
North America	3,514	2,845	3,249	2,872
International	952	992	967	999
Total	4,466	3,837	4,216	3,871
Horsepower Utilization (at period end):
North America	87%	83%	87%	83%
International	75%	78%	75%	78%
Total	84%	82%	84%	82%

	September 30, 2014	December 31, 2013	September 30, 2013
Compressor and Accessory Fabrication Backlog	$174,540	$157,893	$177,302
Production and Processing Equipment Fabrication Backlog	549,961	475,565	357,528
Installation Backlog	115,374	46,429	84,605
Total Fabrication Backlog	$839,875	$679,887	$619,435

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

Revenue.  Revenue during the three months ended September 30, 2014 was $723.8 million compared to $775.6 million during the three months ended September 30, 2013. Revenue during the nine months ended September 30, 2014 was $2,106.1 million compared to $2,421.4 million during the nine months ended September 30, 2013. The decrease in revenue during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily caused by lower fabrication revenue, partially offset by higher North America contract operations revenue. The decrease in revenue during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily caused by lower fabrication revenue, partially offset by higher North America contract operations and international contract operations revenue.

Net income attributable to Exterran stockholders and EBITDA, as adjusted.  We generated net income attributable to Exterran stockholders of $34.1 million and $41.0 million during the three months ended September 30, 2014 and 2013, respectively. We generated net income attributable to Exterran stockholders of $79.0 million and $100.5 million during the nine months ended September 30, 2014 and 2013, respectively. The decrease in net income attributable to Exterran stockholders during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to an increase in depreciation and amortization expense, an increase in other expense, net, and an increase in long-lived asset impairment, partially offset by an increase in gross margin and a decrease in income tax expense. The decrease in net income attributable to Exterran stockholders during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to an increase in depreciation and amortization expense, an $18.3 million decrease in gain on sale of property, plant and equipment and an increase in selling, general and administrative (“SG&A”) expense, partially offset by an increase in gross margin and a decrease in income tax expense. Our EBITDA, as adjusted, was $170.6 million and $157.3 million during the three months ended September 30, 2014 and 2013, respectively, and $476.6 million and $479.5 million during the nine months ended September 30, 2014 and 2013, respectively. EBITDA, as adjusted, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 increased primarily due to an increase in gross margin, partially offset by an increase in other expense, net. EBITDA, as adjusted, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 decreased primarily due to an $18.3 million decrease in gain on sale of property, plant and equipment and an increase in SG&A expense, partially offset by an increase in gross margin. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

The Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

North America Contract Operations

(dollars in thousands)

	Three Months Ended September 30,		Increase
	2014	2013	(Decrease)
Revenue	$191,000	$152,627	25%
Cost of sales (excluding depreciation and amortization expense)	82,453	70,877	16%
Gross margin	$108,547	$81,750	33%
Gross margin percentage	57%	54%	3%

The increase in revenue during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily attributable to a 24% increase in average operating horsepower, which included the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition as well as organic growth in operating horsepower, and higher rates in the current year. The increases in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 were primarily caused by the revenue increase explained above. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 16 to the Financial Statements.

International Contract Operations

(dollars in thousands)

	Three Months Ended September 30,		Increase
	2014	2013	(Decrease)
Revenue	$124,355	$117,545	6%
Cost of sales (excluding depreciation and amortization expense)	47,983	50,598	(5)%
Gross margin	$76,372	$66,947	14%
Gross margin percentage	61%	57%	4%

The increase in revenue during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to a $5.8 million increase in revenue in Brazil primarily related to the start-up of a project in the current year with little incremental costs and the impact of higher rates in Argentina. Gross margin and gross margin percentage increased during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to the revenue increase explained above.

Aftermarket Services

(dollars in thousands)

	Three Months Ended September 30,		Increase
	2014	2013	(Decrease)
Revenue	$96,005	$102,157	(6)%
Cost of sales (excluding depreciation and amortization expense)	75,510	80,788	(7)%
Gross margin	$20,495	$21,369	(4)%
Gross margin percentage	21%	21%	0%

The decrease in revenue during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was due to a decrease in revenue in North America, Eastern Hemisphere and Latin America of $2.6 million, $2.3 million and $1.3 million, respectively. Gross margin decreased during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to a decrease in gross margin in Latin America and North America of $1.5 million and $0.5 million, respectively, partially offset by an increase in gross margin in the Eastern Hemisphere of $1.1 million.

Fabrication

(dollars in thousands)

	Three Months Ended September 30,		Increase
	2014	2013	(Decrease)
Revenue	$312,472	$403,255	(23)%
Cost of sales (excluding depreciation and amortization expense)	251,401	328,390	(23)%
Gross margin	$61,071	$74,865	(18)%
Gross margin percentage	20%	19%	1%

The decrease in revenue during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was due to lower revenue in North America, Eastern Hemisphere and Latin America of $46.3 million, $35.3 million and $9.2 million, respectively. The decrease in revenue in North America was due to decreases of $42.4 million and $32.2 million in installation revenue and production and processing equipment revenue, respectively, partially offset by an increase of $28.3 million in compressor revenue. The decrease in Eastern Hemisphere revenue was due to a decrease of $47.2 million in compressor revenue, partially offset by a $9.5 million increase in production and processing equipment revenue. The decrease in Latin America revenue was primarily due to decreases of $5.3 million and $2.4 million in production and processing equipment revenue and compressor revenue, respectively. The decrease in gross margin was primarily driven by the revenue decrease explained above, partially offset by cost overruns on a large turnkey project recorded during the three months ended September 30, 2013.

Costs and Expenses

(dollars in thousands)

	Three Months Ended September 30,		Increase
	2014	2013	(Decrease)
Selling, general and administrative	$94,806	$93,581	1%
Depreciation and amortization	98,256	81,305	21%
Long-lived asset impairment	12,385	4,571	171%
Restructuring charges	219	—	n/a
Interest expense	25,737	28,882	(11)%
Equity in income of non-consolidated affiliates	(4,951)	(4,778)	4%
Other (income) expense, net	4,663	(5,479)	(185)%

The increase in SG&A expense during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to a $1.8 million increase in professional, consulting and legal expenses and a $1.2 million increase in state and local taxes, partially offset by a $1.3 million decrease in bad debt expense. SG&A as a percentage of revenue was 13% and 12% during the three months ended September 30, 2014 and 2013, respectively.

Depreciation and amortization expense during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 increased primarily due to accelerated depreciation on a contract operations project in Brazil and an increase in property, plant and equipment and intangible asset additions, including the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition.

During the three months ended September 30, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 70 idle compressor units, representing approximately 26,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $7.9 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the third quarter of 2014, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $4.5 million to reduce the book value of each unit to its estimated fair value.

During the three months ended September 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 55 idle compressor units, representing approximately 18,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $3.9 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the three months ended September 30, 2013, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $0.7 million on these assets.

The decrease in interest expense during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to a decrease in the weighted average effective interest rate on our debt, partially offset by an increase in the average balance of long-term debt. The decrease in the weighted average effective interest rate was primarily due to the redemption of $355.0 million aggregate principal amount of 4.25% convertible senior notes (the “4.25% Notes”) in the second quarter of 2014 with borrowings from our revolving credit facility, including the impact of amortizing the debt discount on the 4.25% Notes in the prior year period, partially offset by the issuance of the Partnership 2014 Notes in April 2014.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received payments, including an annual charge, of $5.0 million and $4.8 million during the three months ended September 30, 2014 and 2013, respectively. The remaining principal amount due to us of approximately $26 million as of September 30, 2014, is payable in quarterly cash installments through the first quarter of 2016. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our condensed consolidated statements of operations in the periods such payments are received.

The change in other (income) expense, net, was primarily due to a foreign currency loss of $4.2 million during the three months ended September 30, 2014 compared to a gain of $0.6 million during the three months ended September 30, 2013. Foreign currency gains and losses during the three months ended September 30, 2014 and 2013 included a translation loss of $2.8 million and $0.4 million, respectively, related to the remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany debt. The change in other (income) expense, net, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was also due to a $4.1 million loss recognized during the three months ended September 30, 2014 on short-term investments related to converting Argentine pesos to U.S. dollars and a $2.9 million decrease in gain on sale of property, plant and equipment.

Income Taxes

(dollars in thousands)

	Three Months Ended September 30,		Increase
	2014	2013	(Decrease)
Provision for income taxes	$11,215	$16,709	(33)%
Effective tax rate	31.7%	35.7%	(4.0)%

The decrease in income tax expense during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to a reduction in pre-tax income in the current year period and a $3.0 million state tax benefit recognized in the current period for amendments to prior years’ tax returns.

Discontinued Operations

(dollars in thousands)

	Three Months Ended September 30,		Increase
	2014	2013	(Decrease)
Income from discontinued operations, net of tax	$18,003	$15,121	19%

Income from discontinued operations, net of tax, during the three months ended September 30, 2014 and 2013 includes our operations in Venezuela that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, results from our Canadian Operations and results from our contract water treatment business.

As discussed in Note 2 to the Financial Statements, in June 2009, PDVSA assumed control over substantially all of our assets and operations in Venezuela. In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas for a purchase price of approximately $441.7 million. We received an installment payment, including an annual charge, totaling $18.2 million and $17.4 million during the three months ended September 30, 2014 and 2013, respectively. The remaining principal amount due to us of approximately $133 million as of September 30, 2014, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In December 2013, we abandoned our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. The abandonment of this business meets the criteria established for recognition as discontinued operations under GAAP. Therefore, our contract water treatment business is reflected as discontinued operations in our condensed consolidated financial statements. This business was previously included in our North American contract operations business segment. During the three months ended September 30, 2013, we evaluated out contract water treatment business and recorded impairment charges of $2.4 million.

Noncontrolling Interest

Noncontrolling interest comprises the portion of the Partnership’s earnings that is applicable to the Partnership’s publicly-held limited partner interest. As of September 30, 2014, public unitholders held a 63% ownership interest in the Partnership.

The Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

North America Contract Operations

(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)
Revenue	$529,463	$472,784	12%
Cost of sales (excluding depreciation and amortization expense)	231,048	212,500	9%
Gross margin	$298,415	$260,284	15%
Gross margin percentage	56%	55%	1%

The increase in revenue during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily attributable to a 13% increase in average operating horsepower, which included the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition as well as organic growth in operating horsepower, and higher rates in the current year, partially offset by a $12.1 million decrease in revenue with little incremental cost due to the termination of three natural gas processing plant contracts during the second quarter of 2013. The increases in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 were primarily caused by the revenue increase explained above. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 16 to the Financial Statements.

International Contract Operations

(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)
Revenue	$369,787	$344,975	7%
Cost of sales (excluding depreciation and amortization expense)	135,517	146,812	(8)%
Gross margin	$234,270	$198,163	18%
Gross margin percentage	63%	57%	6%

The increase in revenue during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to a $13.4 million increase in revenue in Brazil primarily related to the start-up of a project in the current year with little incremental costs, a $7.6 million increase in revenue related to contracts that commenced in 2013 in Trinidad and Iraq, the impact of higher rates in Argentina and a $4.1 million increase in revenue in Indonesia primarily due to an increase in production. These increases in revenue were partially offset by a decrease in revenue of $6.4 million in Colombia primarily due to recognition of revenue with no incremental cost on the termination of a contract during the nine months ended September 30, 2013. Gross margin and gross margin percentage increased during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to the revenue increase explained above.

Aftermarket Services

(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)
Revenue	$284,412	$285,137	0%
Cost of sales (excluding depreciation and amortization expense)	222,628	224,170	(1)%
Gross margin	$61,784	$60,967	1%
Gross margin percentage	22%	21%	1%

The decrease in revenue during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was due to a decrease in revenue in North America of $7.0 million, partially offset by an increase in revenue in the Eastern Hemisphere and Latin America of $3.9 million and $2.4 million, respectively. Gross margin increased during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to an increase in gross margin in the Eastern Hemisphere and Latin America of $3.2 million and $1.2 million, respectively, partially offset by a decrease in gross margin in North America of $3.6 million.

Fabrication

(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)
Revenue	$922,448	$1,318,490	(30)%
Cost of sales (excluding depreciation and amortization expense)	760,972	1,112,362	(32)%
Gross margin	$161,476	$206,128	(22)%
Gross margin percentage	18%	16%	2%

The decrease in revenue during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was due to lower revenue in North America, Eastern Hemisphere and Latin America of $272.5 million, $89.8 million and $33.7 million, respectively. The decrease in revenue in North America was primarily due to decreases of $160.9 million and $132.5 million in installation revenue and production and processing equipment revenue, respectively, partially offset by a $20.9 million increase in compressor revenue. The decrease in Eastern Hemisphere revenue was due to decreases of $104.9 million and $4.2 million in compressor revenue and production and processing equipment revenue, respectively, partially offset by a $19.3 million increase in installation revenue. The decrease in Latin America revenue was primarily due to decreases of $21.8 million and $11.7 million in installation revenue and production and processing equipment revenue, respectively. The decrease in gross margin was primarily caused by the revenue decrease explained above and additional costs charged to a project in North America related to a warranty expense accrual during the second quarter of 2014, partially offset by cost overruns on three large turnkey projects recorded during the nine months ended September 30, 2013. The increase in gross margin percentage was primarily caused by cost overruns on three large turnkey projects recorded during the nine months ended September 30, 2013, partially offset by additional costs charged to a project in North America related to a warranty expense accrual during the second quarter of 2014.

Costs and Expenses

(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)
Selling, general and administrative	$283,096	$269,460	5%
Depreciation and amortization	295,734	244,702	21%
Long-lived asset impairment	26,039	24,708	5%
Restructuring charges	5,394	—	n/a
Interest expense	86,767	87,006	0%
Equity in income of non-consolidated affiliates	(14,553)	(14,165)	3%
Other (income) expense, net	(1,442)	(22,510)	(94)%

The increase in SG&A expense during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to an $11.3 million increase in compensation and benefits costs and a $3.0 million increase in state and local taxes. SG&A as a percentage of revenue was 13% and 11% during the nine months ended September 30, 2014 and 2013, respectively.

Depreciation and amortization expense during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 increased primarily due to accelerated depreciation on contract operations projects in Brazil and Mexico and an increase in property, plant and equipment and intangible asset additions, including the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition.

During the nine months ended September 30, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 240 idle compressor units, representing approximately 72,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $21.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the third quarter of 2014, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $4.5 million to reduce the book value of each unit to its estimated fair value.

During the nine months ended September 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 225 idle compressor units, representing approximately 58,000 horsepower, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded an $11.0 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In July 2013, as part of our continued emphasis on simplification and focus on our core business, we sold the entity that owned our fabrication facility in the United Kingdom. As a result, we recorded impairment charges of $11.9 million during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $1.8 million on these assets.

In January 2014, we announced a plan to centralize our make-ready operations to improve the cost and efficiency of our shops and further enhance the competitiveness of our fleet of compressors. As part of this plan, we examined both recent and anticipated changes in the North America market, including the throughput demand of our shops and the addition of new equipment to our fleet. To better align our costs and capabilities with the current market, we determined to close several of our make-ready shops. The centralization of our make-ready operations was completed in the second quarter of 2014. During the nine months ended September 30, 2014, we incurred $5.4 million of restructuring charges primarily related to termination benefits and a non-cash write-down of inventory associated with the centralization of our make-ready operations. See Note 11 to the Financial Statements for further discussion of these charges.

Interest expense during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was impacted by a decrease in the weighted average effective interest rate on our debt, offset by an increase in the average balance of long-term debt. The decrease in the weighted average effective interest rate was primarily due to the redemption of the 4.25% Notes in the second quarter of 2014 with borrowings from our revolving credit facility, including the impact of a decrease in amortization of the debt discount on the 4.25% Notes in the current year, and $1.6 million of unamortized deferred financing costs which were expensed during the nine months ended September 30, 2013 as a result of an amendment to the Partnership’s senior secured credit agreement (the “Partnership Credit Agreement”) and the redemption of our 4.75% convertible senior notes (the “4.75% Notes”), partially offset by the issuance of the Partnership 2014 Notes in April 2014 and the issuance of $350.0 million aggregate principal amount of the Partnership’s 6% senior notes in March 2013 (the “Partnership 2013 Notes”).

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received payments, including an annual charge, of $14.7 million and $14.2 million during the nine months ended September 30, 2014 and 2013, respectively. The remaining principal amount due to us of approximately $26 million as of September 30, 2014, is payable in quarterly cash installments through the first quarter of 2016. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our condensed consolidated statements of operations in the periods such payments are received.

The change in other (income) expense, net, was primarily due to an $18.3 million decrease in gain on sale of property, plant and equipment and a $6.5 million loss recognized during the nine months ended September 30, 2014 on short-term investments related to converting Argentine pesos to U.S. dollars.

Income Taxes

(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)
Provision for income taxes	$31,494	$55,316	(43)%
Effective tax rate	42.0%	40.6%	1.4%

The decrease in income tax expense during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to a reduction in pre-tax income in the current year period and a $3.0 million state tax benefit recognized in the current year period for amendments to prior years’ tax returns.

Discontinued Operations

(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)
Income from discontinued operations, net of tax	$54,499	$47,531	15%

Income from discontinued operations, net of tax, during the nine months ended September 30, 2014 and 2013 includes our operations in Venezuela that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, results from our Canadian Operations and results from our contract water treatment business.

As discussed in Note 2 to the Financial Statements, in June 2009, PDVSA assumed control over substantially all of our assets and operations in Venezuela. In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas for a purchase price of approximately $441.7 million. We received installment payments, including an annual charge, totaling $54.1 million and $51.7 million during the nine months ended September 30, 2014 and 2013, respectively. The remaining principal amount due to us of approximately $133 million as of September 30, 2014, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In June 2012, we committed to a plan to sell our Canadian Operations. In connection with the planned disposition, we recorded impairment charges totaling $6.0 million during the nine months ended September 30, 2013. As discussed in Note 2 to the Financial Statements, in July 2013, we completed the sale of our Canadian Operations.

In December 2013, we abandoned our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. The abandonment of this business meets the criteria established for recognition as discontinued operations under GAAP. Therefore, our contract water treatment business is reflected as discontinued operations in our condensed consolidated financial statements. This business was previously included in our North American contract operations business segment. During the nine months ended September 30, 2013, we evaluated out contract water treatment business and recorded impairment charges of $2.4 million.

Noncontrolling Interest

Noncontrolling interest comprises the portion of the Partnership’s earnings that is applicable to the Partnership’s publicly-held limited partner interest. As of September 30, 2014, public unitholders held a 63% ownership interest in the Partnership.

Liquidity and Capital Resources

Our unrestricted cash balance was $33.8 million at September 30, 2014, compared to $35.7 million at December 31, 2013. Working capital increased to $617.9 million at September 30, 2014 from $580.4 million at December 31, 2013. The increase in working capital was primarily due to an increase in accounts receivable, a decrease in deferred revenue and a decrease in billings on uncompleted contracts in excess of costs and estimated earnings, partially offset by a decrease in current deferred income taxes and increases in accounts payable and accrued liabilities. The increase in accounts receivable was primarily due to billings on contracts acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition and the timing of billings on fabrication projects in North America, partially offset by a payment received during the nine months ended September 30, 2014 relating to a rate adjustment in Argentina that was outstanding as of December 31, 2013. The decrease in deferred revenue was primarily related to timing of contract operations projects in Latin America and fabrication projects in North America. The decrease in billings on uncompleted contracts in excess of costs and estimated earnings were primarily driven by the timing of billings on fabrication projects in the Eastern Hemisphere at September 30, 2014 compared to December 31, 2013. The increase in accrued liabilities was primarily attributable to an increase in accrued interest and accrued warranty expense, partially offset by a decrease in income taxes payable during the current year period.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in) continuing operations:
Operating activities	$276,168	$222,184
Investing activities	(846,450)	(209,720)
Financing activities	518,414	(72,988)
Effect of exchange rate changes on cash and cash equivalents	(3,797)	(1,516)
Discontinued operations	53,789	64,503
Net change in cash and cash equivalents	$(1,876)	$2,463

Operating Activities.  The increase in net cash provided by operating activities during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to lower current period increases in working capital and improved gross margins in our North America contract operations and international contract operations segments, partially offset by a decrease in gross margin in our fabrication segment.

Investing Activities.  The increase in net cash used in investing activities during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily attributable to $494.8 million paid for the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition, a $77.9 million increase in capital expenditures and a $64.2 million decrease in proceeds from sale of property, plant and equipment.

Financing Activities.  The increase in net cash provided by financing activities was primarily due to $443.8 million in net borrowings during the nine months ended September 30, 2014 compared to $18.2 million of net repayments during the nine months ended September 30, 2013 under our debt facilities and $169.5 million of net proceeds received during the nine months ended September 30, 2014 from a public offering by the Partnership of its common units. These activities were partially offset by dividends paid to Exterran stockholders of $30.0 million during the nine months ended September 30, 2014. We did not pay a dividend to Exterran stockholders prior to 2014.

Discontinued Operations.  The decrease in net cash provided by discontinued operations during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily attributable to proceeds of $12.4 million received from the sale of our Canadian Operations during the nine months ended September 30, 2013, partially offset by a $2.4 million increase in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas in the current year.

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

Long-term Debt.  As of September 30, 2014, we had approximately $2.0 billion in outstanding debt obligations, consisting of $386.5 million outstanding under our revolving credit facility, $350.0 million outstanding under our 7.25% senior notes, $380.0 million outstanding under the Partnership’s revolving credit facility, $150.0 million outstanding under the Partnership’s term loan facility, $345.4 million outstanding under the Partnership 2013 Notes and $344.6 million outstanding under the Partnership 2014 Notes.

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

In July 2011, we entered into a five-year, $1.1 billion senior secured revolving credit facility (the “Credit Facility”). In March 2012, we decreased the borrowing capacity under this facility to $900.0 million. As of September 30, 2014, we had $386.5 million in outstanding borrowings and $126.4 million in outstanding letters of credit under the Credit Facility. At September 30, 2014, taking into account guarantees through letters of credit, we had undrawn and available capacity of $387.1 million under the Credit Facility.

Borrowings under the Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.50% to 2.50% and (ii) in the case of base rate loans, from 0.50% to 1.50%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At September 30, 2014, all amounts outstanding under the Credit Facility were LIBOR loans and the applicable margin was 1.5%. The weighted average annual interest rate at both September 30, 2014 and September 30, 2013 on the outstanding balance under the Credit Facility was 1.7%. During the nine months ended September 30, 2014 and 2013, the average daily debt balance under the Credit Facility was $231.6 million and $231.2 million, respectively.

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

The Credit Facility contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We are also subject to financial covenants, including a ratio of Adjusted EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 4.0 to 1.0. As of September 30, 2014, we maintained a 13.7 to 1.0 Adjusted EBITDA to Total Interest Expense ratio, a 1.6 to 1.0 consolidated Total Debt to Adjusted EBITDA ratio and a 0.8 to 1.0 Senior Secured Debt to Adjusted EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of September 30, 2014, we were in compliance with all financial covenants under the Credit Facility.

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

In June 2009, we issued $355.0 million aggregate principal amount of the 4.25% Notes. The 4.25% Notes, after taking into consideration dividends declared, were convertible upon the occurrence of certain conditions into shares of our common stock at a conversion rate of 43.5084 shares of our common stock per $1,000 principal amount of the convertible notes, equivalent to a conversion price of approximately $22.98 per share of common stock. In June 2014, we completed our redemption of the 4.25% Notes in exchange for $370.0 million in cash and 6.8 million shares of our common stock. We financed the cash payment to redeem the 4.25% Notes through borrowings under our revolving credit facility.

In connection with the offering of the 4.25% Notes, we purchased call options on our stock at approximately $22.98 per share of common stock, after taking into consideration dividends declared, and sold warrants on our stock at approximately $32.33 per share of common stock, after taking into consideration dividends declared. These transactions economically adjust the effective conversion price to $32.33 for $325.0 million of the 4.25% Notes. In June 2014, we exercised our call options to acquire 6.5 million shares of our common stock. The cost of the common shares acquired was recorded as treasury stock in our condensed consolidated balance sheets based on the original cost of the call options of $89.4 million. Counterparties to our warrants have the right to exercise the warrants in equal installments for 80 trading days beginning in September 2014. During the third quarter of 2014, 498,254 common shares were issued out of treasury stock pursuant to warrants exercised.

In November 2010, the Partnership amended and restated its Partnership Credit Agreement to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. The Partnership amended the Partnership Credit Agreement in March 2013 to reduce the borrowing capacity under its revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. As of September 30, 2014, the Partnership had undrawn and available capacity of $270.0 million under its revolving credit facility.

The Partnership’s revolving credit and term loan facilities bear interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At September 30, 2014, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance under these facilities at September 30, 2014 and 2013, excluding the effect of interest rate swaps, was 2.7% and 2.2%, respectively. During the nine months ended September 30, 2014 and 2013, the average daily debt balance under these facilities was $397.1 million and $471.6 million, respectively.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Agreement).

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Partnership Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the August 2014 MidCon Acquisition closed during the third quarter of 2014, our Total Debt to EBITDA ratio was temporarily increased to 5.5 to 1.0 during the quarter ended September 30, 2014 and will continue at that level through March 31, 2015, reverting to 5.25 to 1.0 for the quarter ending June 30, 2015 and subsequent quarters. As of September 30, 2014, the Partnership maintained a 5.5 to 1.0 EBITDA to Total Interest Expense ratio, a 4.1 to 1.0 Total Debt to EBITDA ratio and a 1.8 to 1.0 Senior Secured Debt to EBITDA ratio. A material adverse effect with respect to the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts the Partnership’s ability to perform its obligations under the Partnership Credit Agreement, could lead to a default under that agreement. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreements, which would accelerate the Partnership’s obligation to repay its indebtedness under those agreements. As of September 30, 2014, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

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

The Partnership has entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with its variable rate debt. At September 30, 2014, the Partnership was a party to interest rate swaps with a notional value of $400.0 million pursuant to which it makes fixed payments and receives floating payments. The Partnership’s interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2019. As of September 30, 2014, the weighted average effective fixed interest rate on the interest rate swaps was 1.6%. See Part I, Item 3 (“Quantitative and Qualitative Disclosures About Market Risk”) of this report for further discussion of the interest rate swap agreements.

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

Dividends.  On October 30, 2014, our board of directors declared a quarterly dividend of $0.15 per share of common stock to be paid on November 17, 2014 to stockholders of record at the close of business on November 10, 2014. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

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

On October 28, 2014, Exterran GP LLC’s board of directors approved a cash distribution by the Partnership of $0.5525 per limited partner unit, or approximately $34.8 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from July 1, 2014 through September 30, 2014. The record date for this distribution is November 7, 2014 and payment is expected to occur on November 14, 2014.

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

We define EBITDA, as adjusted, as net income (loss) excluding income (loss) from discontinued operations (net of tax), cumulative effect of accounting changes (net of tax), income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, restructuring charges, non-cash gains or losses from foreign currency exchange rate changes recorded on intercompany obligations, expensed acquisition costs and other items. We believe EBITDA, as adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), our subsidiaries’ capital structure (non-cash gains or losses from foreign currency exchange rate changes on intercompany obligations), tax consequences, impairment charges, restructuring charges, expensed acquisition costs and other items. Management uses EBITDA, as adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. Our EBITDA, as adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

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

The following table reconciles our net income to EBITDA, as adjusted (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$42,158	$45,261	$97,915	$128,556
Income from discontinued operations, net of tax	(18,003)	(15,121)	(54,499)	(47,531)
Depreciation and amortization	98,256	81,305	295,734	244,702
Long-lived asset impairment	12,385	4,571	26,039	24,708
Restructuring charges	219	—	5,394	—
Investments in non-consolidated affiliates impairment	—	—	197	—
Proceeds from sale of joint venture assets	(4,951)	(4,778)	(14,750)	(14,165)
Interest expense	25,737	28,882	86,767	87,006
(Gain) loss on currency exchange rate remeasurement of intercompany balances	2,766	426	(116)	895
Expensed acquisition costs	866	—	2,410	—
Provision for income taxes	11,215	16,709	31,494	55,316
EBITDA, as adjusted	$170,648	$157,255	$476,585	$479,487

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

We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign currency loss of $2.0 million and $0.8 million in our condensed consolidated statements of operations during the nine months ended September 30, 2014 and 2013, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency including the remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany debt. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

Current regulations in Argentina restrict foreign exchange, including exchanging Argentine pesos for U.S. dollars in certain cases which has impacted our ability to utilize the official exchange rate to repatriate cash generated in Argentina to fund our other operations. As a result, during 2014, we began using Argentine pesos to purchase short-term investments in Argentine government issued U.S. dollar denominated bonds. The effective peso to U.S. dollar exchange rate embedded in the purchase price of these bonds resulted in our recognition of a loss during the three and nine months ended September 30, 2014 of $4.1 million and $6.5 million, respectively.

As of September 30, 2014, after taking into consideration interest rate swaps, we had $516.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at September 30, 2014 would result in an annual increase in our interest expense of approximately $5.2 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 8 to the Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of September 30, 2014 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Partnership’s consummation of the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition involve potential risks, including:

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

If these risks or other anticipated or unanticipated liabilities were to materialize, any desired benefits of the August 2014 MidCon Acquisition or the April 2014 MidCon Acquisition may not be fully realized, if at all, and the Partnership’s business, financial condition and results of operations could be negatively impacted, which could limit the amount of cash the Partnership has available to distribute to its equity holders, including us. A reduction in the Partnership’s cash distributions to us would reduce the amount of cash available for payment of our debt and to fund our business requirements, and as a result could have a material adverse effect on our business, financial condition and results of operations.

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

For the year ended December 31, 2013, no customer individually accounted for 10% or more of the Partnership’s total revenue. In connection with the April 2014 MidCon Acquisition, the Partnership and Access have entered into a seven-year contract operations services agreement under which the Partnership provides contract compression services to Access in regions including the Permian, Eagle Ford, Barnett, Anadarko, Mississippi Lime, Granite Wash, Woodford, Haynesville and Niobrara Basins. Following completion of the April 2014 MidCon Acquisition, Access accounted for approximately 14% of the Partnership’s revenue during the six months ended September 30, 2014. The Partnership’s loss of its business with Access, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Access to meet their payment obligations could have a material adverse effect on the Partnership’s business, results of operations, financial condition and ability to make cash distributions to its equity holders, including us. A reduction in the Partnership’s cash distributions to us would reduce the amount of cash available for payment of our debt and to fund our business requirements, and as a result could have a material adverse effect on our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our purchases of equity securities during the three months ended September 30, 2014:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
July 1, 2014 - July 31, 2014	—	$—	N/A	N/A
August 1, 2014 - August 31, 2014	1,168	42.26	N/A	N/A
September 1, 2014 - September 30, 2014	183	46.63	N/A	N/A
Total	1,351	$42.86	N/A	N/A

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

Fourth Amendment to Third Amended and Restated Omnibus Agreement, dated August 15, 2014, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.2†*	Offer Letter, dated September 10, 2014, to Jon C. Biro
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTERRAN HOLDINGS, INC.

Date: November 4, 2014	By:	/s/ JON C. BIRO
Jon C. Biro
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
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

Fourth Amendment to Third Amended and Restated Omnibus Agreement, dated August 15, 2014, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.2†*	Offer Letter, dated September 10, 2014, to Jon C. Biro
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.