Form 10-K
period 2014-12-31
EXTERRAN HOLDINGS INC.
filed 2015-02-26
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2014 was $1,452,591,680. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of the common stock of the registrant outstanding as of February 19, 2015: 68,923,955 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2015 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, are incorporated by reference into Part III of this Form 10-K.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ from those in these forward-looking statements are described below, in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•                  conditions in the oil and natural gas industry, including a sustained decrease in the level of supply or demand for oil or natural gas or a sustained low price of oil or natural gas, which could cause a decline in the demand or pricing for our natural gas compression and oil and natural gas production and processing equipment and services;

•                  our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•                  the success of our subsidiaries, including Exterran Partners, L.P. (along with its subsidiaries, the “Partnership”);

•                  our ability to complete the proposed separation (the “Spinoff”) of our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company;

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

•                  loss of the Partnership’s status as a partnership for United States of America (“U.S.”) federal income tax purposes;

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

Exterran Partners, L.P.

We have an equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of December 31, 2014, public unitholders held a 63% ownership interest in the Partnership and we owned the remaining equity interest, including all of the general partner interest and incentive distribution rights. We consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and we may grow the Partnership through third party acquisitions, organic growth and transfers by us of additional U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional equity interests in the Partnership. As of December 31, 2014, the Partnership’s fleet included 6,472 compressor units comprising approximately 3,139,000 horsepower, or 75% of our and the Partnership’s combined total U.S. horsepower. The Partnership’s fleet included 229 compressor units, comprising approximately 79,000 horsepower, leased from our wholly-owned subsidiaries and excluded 1 compressor unit, comprising approximately 100 horsepower, owned by the Partnership but leased to our wholly-owned subsidiaries as of December 31, 2014.

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

April 2014 MidCon Acquisition

On April 10, 2014, the Partnership completed an acquisition of natural gas compression assets, including a fleet of 337 compressor units, comprising approximately 444,000 horsepower from MidCon for $352.9 million. The purchase price was funded with the net proceeds from the Partnership’s public sale of 6.2 million common units and a portion of the net proceeds from the Partnership’s issuance of $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “Partnership 2014 Notes”). The compressor units were previously used by MidCon to provide compression services to a subsidiary of Access Midstream Partners LP (“Access”). Effective as of the closing of the acquisition, the Partnership and Access entered into a seven-year contract operations services agreement under which the Partnership provides compression services to Williams Partners, L.P. (“Williams,” formerly Access).

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

Proposed Spinoff Transaction

On November 17, 2014, we announced that our board of directors had authorized management to pursue a plan to separate our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company (“Spinco”). To effect the Spinoff, we intend to distribute, on a pro rata basis, all of the shares of Spinco common stock to our stockholders as of the record date for the Spinoff. The Spinoff is subject to market conditions, the receipt of an opinion of counsel as to the tax-free nature of the transaction, completion of a review by the U.S. Securities and Exchange Commission of a Form 10 to be filed by Spinco, the execution of separation and intercompany agreements and final approval of our board of directors. Upon completion of the Spinoff, we and Spinco will be independent, publicly traded companies with separate public ownership, boards of directors and management, and we will own and operate the remaining U.S. contract operations and U.S. aftermarket services businesses that we currently own. In addition, we will continue to hold interests in the Partnership, which include the sole general partner interest and certain limited partner interests, as well as all of the incentive distribution rights in the Partnership.

Spinco is expected to issue certain third-party debt instruments and borrow funds on or before the completion of the Spinoff. Certain, if not all, of the proceeds received by Spinco from such borrowings are expected to be distributed to us on or before the completion of the Spinoff and we expect to use those distributed funds to repay, in whole or in part, our (but not the Partnership’s) outstanding debt instruments. Although our current goal is to complete the Spinoff in the second half of 2015, there are no assurances as to when the proposed Spinoff will be completed, if at all, or if the Spinoff will be completed based on the expected plans.

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

Natural gas consumption in the U.S. for the twelve months ended November 30, 2014 increased by approximately 5% compared to the twelve months ended November 30, 2013. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 1.4% in 2015 compared to 2014 and increase by an average of 0.7% per year thereafter until 2040. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet in 2040, or 16% of the projected worldwide total of approximately 185 trillion cubic feet.

Natural gas marketed production in the U.S. for the twelve months ended November 30, 2014 increased by approximately 5% compared to the twelve months ended November 30, 2013. The EIA forecasts that total U.S. natural gas marketed production will increase by 4% in 2015 compared to 2014 and U.S. natural gas production will increase by an average of 1.5% per year thereafter until 2040. The EIA estimates that the U.S. natural gas production level will be approximately 33 trillion cubic feet in 2040, or 18% of the projected worldwide total of approximately 187 trillion cubic feet.

Global oil and U.S. natural gas prices have declined significantly in the last several months, and, as a result, research analysts are forecasting declines in U.S. and worldwide capital spending for drilling activity in 2015, and U.S. producers and other producers around the world have begun to announce reduced capital budgets for this year.

We believe the long-term outlook for natural gas compression in the U.S. will continue to benefit from increased production from unconventional sources and from the aging of producing natural gas fields that will require more compression to continue producing the same volume of natural gas. In addition, we believe there are opportunities to provide compression services to producers of natural gas liquids. Global oil and U.S. natural gas prices, however, have fallen significantly recently. During periods of lower oil and natural gas prices, production growth could moderate or decline in North America and in other parts of the world, and as a result the demand or pricing for our natural gas compression and oil and natural gas production and processing equipment and services could be adversely affected.

The EIA reports that natural gas consumption outside of the U.S. grew 47% from 2000 through 2012. Despite this growth in demand, most international energy markets have historically lacked the infrastructure necessary to either transport natural gas to markets or consume it locally; thus, more infrastructure is required to utilize this natural gas. Total natural gas consumption worldwide is projected to increase by 1.7% per year until 2040, according to the EIA, and therefore, we believe that over the long term, demand for natural gas infrastructure in international markets will increase. We believe this anticipated increase in demand for infrastructure will be further supported by recent technology advances, including liquefied natural gas (or LNG) and gas-to-liquids, which make the transportation of natural gas without pipelines more economical, environmental legislation prohibiting flaring and the anticipated construction of natural gas-fueled power plants built to meet international energy demand. Additionally, we believe demand for production and processing equipment will increase over time to support the anticipated increased infrastructure.

While natural gas compression and production and processing equipment typically must be engineered to meet unique customer specifications, the fundamental technology of such equipment has not been subject to significant change.

As energy industry capital spending declined in 2009, our fabrication business segment experienced a reduction in demand that continued through 2011. However, during 2012 we had significant improvements in our fabrication backlog, which increased by approximately 45% from December 31, 2011. During 2013, our fabrication backlog decreased by approximately 36% from December 31, 2012. Over 30% of that reduction was related to an installation project for one customer that was completed in 2013. During 2014, our fabrication backlog increased by approximately 40% from December 31, 2013. Additionally, we have seen some shift in the regional mix of our fabrication backlog over the past several years. As of December 31, 2013, our backlog for North America, the Eastern Hemisphere and Latin America represented approximately 43%, 55% and 2%, respectively, of our fabrication backlog. As of December 31, 2014, North America, the Eastern Hemisphere and Latin America accounted for approximately 56%, 37% and 7% respectively, of our fabrication backlog.

Our critical process equipment fabrication business has also experienced a reduction in backlog given the longer lead times for the development of projects. In addition, we fabricate evaporators and brine heaters for desalination plants and tank farms primarily for use in North Africa and the Middle East. Demand for these products is driven primarily by population growth, improvements in the standard of living and investment in infrastructure. The reductions in global economic activity led to a substantial reduction in our fabrication backlog levels related to these products during 2011 and 2012. During 2013, we significantly improved the total backlog for these products, which increased by approximately 75% from December 31, 2012 to $239.2 million as of December 31, 2013. Total backlog for these products decreased by approximately 22% during 2014, but remained significantly higher than the backlog levels at December 31, 2012 and 2011. If capital investment in drilling activities remains low throughout 2015, we may see lower bookings in our fabrication business in 2015 and in future periods.

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

Compressor Fleet

The size and horsepower of our worldwide natural gas compressor fleet on December 31, 2014 is summarized in the following table:

		Aggregate
	Number	Horsepower	% of
Range of Horsepower Per Unit	of Units	(in thousands)	Horsepower
0 – 200	3,759	430	8%
201 – 500	2,460	671	12%
501 – 800	693	429	8%
801 – 1,100	462	445	8%
1,101 – 1,500	1,641	2,236	41%
1,501 and over	609	1,234	23%
Total	9,624	5,445	100%

As of December 31, 2014, the Partnership’s fleet included 6,472 of these compressor units comprising approximately 3,139,000 horsepower, or 75% of our and the Partnership’s combined total U.S. horsepower. As of December 31, 2014, the Partnership’s fleet included 229 compressor units, comprising approximately 79,000 horsepower, leased from our wholly-owned subsidiaries and excluded 1 compressor unit, comprising approximately 100 horsepower, owned by the Partnership but leased to our wholly-owned subsidiaries.

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

We maintain field service locations from which we can service and overhaul our own compressor fleet to provide contract operations services to our customers. We also use many of these locations to provide aftermarket services to our customers, as described in more detail below. As of December 31, 2014, our North America contract operations segment provided contract operations services primarily using a fleet of 8,638 natural gas compression units with an aggregate capacity of approximately 4,209,000 horsepower. During the year ended December 31, 2014, 25% of our total revenue and 40% of our total gross margin was generated from North America contract operations. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP in Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

Our international operations are focused on markets that require both large horsepower compressor applications and full production and processing facilities. Our international contract operations segment typically engages in longer-term contracts and more comprehensive projects than our North America contract operations segment. International projects often require us to provide complete engineering, design and installation services and a greater investment in equipment, facilities and related installation costs. These larger projects may include several compressor units on one site or entire facilities designed to process and treat oil or natural gas to make it suitable for end use. As of December 31, 2014, our international contract operations segment provided contract operations services using a fleet of 986 natural gas compression units with an aggregate capacity of approximately 1,236,000 horsepower and a fleet of production and processing equipment. During the year ended December 31, 2014, 17% of our total revenue and 30% of our total gross margin was generated from international contract operations.

Aftermarket Services

Our aftermarket services segment sells parts and components and provides operation, maintenance, overhaul and reconfiguration services to customers who own compression, production, treating and oilfield power generation equipment. We believe that we are particularly well qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression services, production and processing equipment and oilfield power generation equipment and facilities. During the year ended December 31, 2014, 14% of our total revenue and 8% of our total gross margin was generated from aftermarket services.

Fabrication

Compressor and Accessory Fabrication

We design, engineer, fabricate, install and sell skid-mounted natural gas compression units and accessories to meet standard or unique customer specifications. We sell this compression equipment primarily to major and independent oil and natural gas producers as well as national oil and natural gas companies in the countries where we operate.

Generally, we assemble compressors sold to third parties according to each customer’s specifications. We purchase components for these compressors from third party suppliers including several major engine and compressor manufacturers in the industry. We also sell pre-packaged compressor units designed to our standard specifications. During the year ended December 31, 2014, 14% of our total revenue and 6% of our total gross margin was generated from our compressor and accessory fabrication business line.

As of December 31, 2014, our compressor and accessory fabrication backlog was $270.3 million, compared to $157.9 million at December 31, 2013. At December 31, 2014, $24.7 million of future revenue related to our compressor and accessory fabrication backlog is expected to be recognized after December 31, 2015.

Production and Processing Equipment Fabrication and Installation

We design, engineer, fabricate, install and sell a broad range of oil and natural gas production and processing equipment designed to heat, separate, dehydrate and condition crude oil and natural gas to make them suitable for end use. Our products include line heaters, oil and natural gas separators, glycol dehydration units, condensate stabilizers, dewpoint control plants, water treatment, mechanical refrigeration and cryogenic plants and skid-mounted production packages designed for both onshore and offshore production facilities. We sell standard production and processing equipment, which is used for processing wellhead production from onshore or shallow-water offshore platform production primarily into U.S. markets. In addition, we sell custom-engineered, built-to-specification production and processing equipment. Some of these projects are in remote areas and in developing countries with limited oil and natural gas industry infrastructure. To meet most customers’ rapid response requirements and minimize customer downtime, we maintain an inventory of standard products and long delivery components used to manufacture our products to our customers’ specifications. We also provide engineering, procurement and fabrication services related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants. During the year ended December 31, 2014, 30% of our total revenue and 16% of our total gross margin was generated from our production and processing equipment fabrication and installation business lines.

As of December 31, 2014, our production and processing equipment fabrication backlog was $561.2 million, compared to $475.6 million at December 31, 2013. Typically, we expect our production and processing equipment backlog to be produced within a three to 24 month period. At December 31, 2014, $34.3 million of future revenue related to our production and processing equipment backlog is expected to be recognized after December 31, 2015. As of December 31, 2014, our installation backlog was $121.8 million, compared to $46.4 million at December 31, 2013. At December 31, 2014, $0.4 million of future revenue related to our installation backlog is expected to be recognized after December 31, 2015.

Business Strategy

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

•                  Grow our North America business.  We plan to continue to invest in strategically growing our North America business both organically and through third-party acquisitions. Our North America contract operations business is our largest business segment based on gross margin, representing 40% of our gross margin during 2014. We see opportunities to grow this business over the long term by continuing to put idle units back to work and adding new horsepower in key growth areas, including providing compression services to producers of natural gas from shale and liquids rich plays. We intend to utilize the Partnership as our primary vehicle for the long-term growth of our U.S. contract operations business. In addition, we believe the long-term development of shale plays and areas focused on the production of oil and natural gas liquids in North America will lead to future opportunities in our North America fabrication business.

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

•                  Lower costs and improve profitability.  As the largest provider of natural gas compression services in North America and internationally, we intend to use our scale to achieve cost savings in our operations. We are also focused on increasing productivity and optimizing our processes in our core lines of business. By making our systems and processes more efficient, we intend to lower our internal costs and improve our profitability.

Competitive Strengths

We believe we have the following key competitive strengths:

•                  Breadth and quality of product and service offerings.  We provide our customers a broad variety of products and services, including outsourced compression, production and processing services, as well as the sale of natural gas compression and oil and natural gas production and processing equipment and installation services. We believe our contract operations services generally allow our customers that outsource their compression or production and processing needs to achieve higher production rates than they would achieve with their own operations, resulting in increased revenue for our customers. In addition, outsourcing allows our customers flexibility for their evolving compression and production and processing needs while limiting their capital requirements. By offering a broad range of services that leverage our core strengths, we believe that we can provide comprehensive integrated solutions to meet our customers’ needs. In our Integrated Projects, we can provide the engineering, design, project management and procurement and construction services necessary to incorporate our products into production, processing and compression facilities. We believe the breadth and quality of our products and services, the depth of our customer relationships and our presence in many major oil and natural gas-producing regions place us in a position to capture additional business on a global basis.

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

•                  Ability to leverage the Partnership.  We believe that the Partnership provides us a lower cost of capital over time. Since 2006, we have completed eight sales to the Partnership of compressor units aggregating approximately 2.4 million horsepower. The proceeds from these transactions have provided us significant capital to reduce our debt and fund our capital expenditures. As of December 31, 2014, we held a 35% ownership interest in the Partnership’s limited partner units and we owned all of the general partner interest and incentive distribution rights. We believe our ownership interest in the Partnership will allow us to participate in its future growth.

Oil and Natural Gas Industry Cyclicality and Volatility

Changes in oil and natural gas exploration and production spending normally results in changes in demand for our products and services; however, we believe our contract operations business is typically less impacted by commodity prices than certain other energy products and service providers because:

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

We conduct our contract operations and sales activities throughout North America and internationally, including offshore operations. We currently operate in approximately 30 countries in major oil and natural gas producing areas including the U.S., Argentina, Brazil, Mexico and the United Arab Emirates. We have fabrication facilities in the U.S., Italy, Singapore and the United Arab Emirates.

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

International Operations

We operate in many geographic markets outside North America. For the year ended December 31, 2014, approximately 23% of our revenue was generated in the Eastern Hemisphere and approximately 16% of our revenue was generated in Latin America (primarily in Argentina, Brazil and Mexico). Changes in local economic or political conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Additional risks inherent in our international business activities are described in Part I, Item 1A (“Risk Factors”) of this report. For financial data relating to our geographic concentrations, see Note 24 to the Financial Statements.

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

The primary U.S. federal environmental laws to which our operations are subject include the Clean Air Act (“CAA”) and regulations thereunder, which regulate air emissions; the Clean Water Act (“CWA”) and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; the Resource Conservation and Recovery Act (“RCRA”) and regulations thereunder, which regulate the management and disposal of hazardous and non-hazardous solid wastes; and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and regulations thereunder, known more commonly as “Superfund,” which imposes liability for the remediation of releases of hazardous substances in the environment. We are also subject to regulation under the U.S. federal Occupational Safety and Health Act (“OSHA”) and regulations thereunder, which regulate the protection of the safety and health of workers. Analogous state, local and international laws and regulations may also apply.

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

On August 20, 2010, the U.S. Environmental Protection Agency (“EPA”) published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule would have required us to undertake certain expenditures and activities, including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at certain sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. Following legal challenges to the 2010 rule, the EPA reconsidered the rule and published revisions to the rule on January 30, 2013. The revised rule requires management practices for all covered engines but requires catalyst installation only on larger equipment at sites that are not deemed to be “remote.” Compliance with the final rule was required by October 2013 and the rule has not had and is not expected to have a material adverse impact on our business, financial condition, results of operations or cash flows.

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

On August 16, 2012, the EPA published final rules that establish new air emission controls for natural gas and natural gas liquids production, processing and transportation activities, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and a separate set of emission standards to address hazardous air pollutants frequently associated with production and processing activities. Among other things, the rules establish specific requirements regarding emissions from compressors and controllers at natural gas gathering and boosting stations and processing plants together with dehydrators and storage tanks at natural gas processing plants, compressor stations and gathering and boosting stations. In addition, the rules establish new requirements for leak detection and repair of leaks at natural gas processing plants that exceed 500 parts per million in concentration. The rule has not had and is not expected to have a material adverse impact on our business, financial condition, results of operations or cash flows.

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

The U.S. Congress has previously considered legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane. One bill, passed by the House of Representatives in 2009, but never adopted by the full Congress, would have required greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other initiatives continue to be proposed that may be relevant to greenhouse gas emissions issues. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Independent of Congress, the EPA has been pursuing regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These rules triggered reporting obligations for some sites we operated in 2014.

In addition, the EPA in June 2010 published a final rule providing for the tailored applicability of air permitting requirements for greenhouse gas emissions. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. On July 1, 2011, the second step of the phase-in began requiring permitting for otherwise minor sources of air emissions that have the potential to emit at least 100,000 tons per year of greenhouse gases. On June 29, 2012, the EPA issued final regulations for “Phase III” of its program, retaining the permitting thresholds established in Phases I and II. On June 23, 2014, the U.S. Supreme Court held that greenhouse gas emissions alone cannot trigger an obligation to obtain such an air permit even if the project will substantially increase the source’s greenhouse gas emissions. However, for those sources that trigger such air permitting requirements based on their traditional criteria pollutant emissions, the permit must include a limit for greenhouse gases. In addition, the Court concluded that the rule was flawed because the EPA failed to identify a de minimis threshold for greenhouse gases below which Best Available Control Technology would not be required. The EPA has yet to set this threshold. This rule affects some of our and our customers’ largest new or modified facilities going forward.

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

Waste Management and Disposal

The RCRA and analogous state laws and their implementing regulations govern the generation, transportation, treatment, storage and disposal of hazardous and non-hazardous solid wastes. During the course of our operations, we generate wastes (including, but not limited to, used oil, antifreeze, filters, sludges, paints, solvents and abrasive blasting materials) in quantities regulated under RCRA. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes. CERCLA and analogous state laws and their implementing regulations impose strict, and under certain conditions, joint and several liability without regard to fault or the legality of the original conduct on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include current and past owners and operators of the facility or disposal site where the release occurred and any company that transported, disposed of, or arranged for the transport or disposal of the hazardous substances released at the site. Under CERCLA, such persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by hazardous substances or other pollutants released into the environment.

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

Employees

As of December 31, 2014, we had approximately 10,000 employees. We believe that our relations with our employees are satisfactory.

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

Continued low oil and natural gas prices could decrease demand or pricing for our natural gas compression and oil and natural gas production and processing equipment and services and, as a result, adversely affect our business.

Our results of operations depend upon the level of activity in the global energy market, including oil and natural gas development, production, processing and transportation. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a sustained reduction in oil or natural gas prices or significant instability in energy markets. Even the perception of longer-term lower oil or natural gas prices by oil and natural gas exploration, development and production companies can result in their decision to cancel, reduce or postpone major expenditures or to reduce or shut in well production. In April 2012, natural gas prices in North America fell to their lowest levels in more than a decade with the Henry Hub spot price at around $2.00 per MMBtu. As a result, certain companies reduced their natural gas drilling and production activities, particularly in more mature and predominantly dry gas areas in North America, where we provide a significant amount of contract operations services, which led to a decline in our contract operations business in these areas during 2012. Since then, natural gas prices in North America improved somewhat and generally were near or above $4.00 per MMBtu for much of 2014, but natural gas prices in 2014 continued to cause certain companies to reduce their natural gas drilling and production activities in more mature and predominantly dry gas areas in North America, which led to a continued decline in our contract operations business in these areas in 2014. Global oil prices have fallen significantly recently. West Texas Intermediate crude oil spot prices as of December 31, 2014 were approximately 41% and 46% lower than prices at September 30, 2014 and December 31, 2013, respectively, which is expected to lead to reduced drilling of oil wells in 2015. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and a significant amount of contract operations services related to the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity. In addition, the Henry Hub spot price for natural gas was approximately $3.10 per MMBtu at December 31, 2014, which was approximately 24% and 27% lower than prices at September 30, 2014 and December 31, 2013, respectively, and the U.S. natural gas liquid composite price was approximately $7.84 per MMBtu for the month of November 2014, which was approximately 20% and 27% lower than prices for the months of September 2014 and December 2013, respectively, which is expected to lead to reduced drilling of gas wells in North America in 2015. If oil or natural gas production growth moderates or declines in North America or other parts of the world, the level of production activity and the demand for our contract operations services and oil and natural gas production and processing equipment could decrease, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. A reduction in demand for our products and services could also force us to reduce our pricing substantially, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, a reduction in demand for our products and services could result in our customers seeking to preserve capital by canceling month-to-month contracts, canceling or delaying scheduled maintenance of their existing natural gas compression and oil and natural gas production and processing equipment, determining not to enter into new contract operations service contracts or purchase new compression and oil and natural gas production and processing equipment, or canceling or delaying orders for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, in North America, compression services for unconventional natural gas sources constitute an increasing percentage of our business. Some of these unconventional sources are less economic to produce in lower natural gas price environments.

The proposed Spinoff of our international contract operations, international aftermarket services and global fabrication businesses is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management, may not achieve the intended results, and difficulties in connection with the Spinoff could have an adverse effect on us.

As previously disclosed, our board of directors has approved a plan to reorganize our business by means of a Spinoff of our international contract operations, international aftermarket services and global fabrication businesses. For more information see “Proposed Spinoff Transaction” in Part I, Item 1 of this report. The Spinoff is contingent upon the final approval of our board of directors and other conditions, some of which are beyond our control. For this and other reasons, the Spinoff may not be completed in the expected timeframe or at all. Additionally, execution of the proposed Spinoff will continue to require significant expense and time and attention of our management. The Spinoff could distract management from the operation of our business and the execution of our other strategic initiatives. Our employees may also be uncertain about their future roles within the separate companies pending the completion of the Spinoff, which could lead to departures. Further, if the Spinoff is completed, we may not realize the benefits we expect to realize. Any such difficulties could have an adverse effect on our business, results of operations and financial condition. If completed, the Spinoff may also expose us to certain risks that could have an adverse effect on our results of operations and financial condition.

The proposed Spinoff of our international contract operations, international aftermarket services and global fabrication businesses could result in substantial tax liability to us and our stockholders.

Historically, companies seeking to perform a tax-free spinoff transaction have been able to seek broad private letter rulings from the Internal Revenue Service (“IRS”) that the proposed spinoff transaction would qualify for tax-free treatment, with the exception of certain issues on which the IRS would not rule. However, in 2013 the IRS announced that it would no longer provide such broad advance rulings but would instead rule only on certain “significant issues.” We have not requested a ruling from the IRS regarding the Spinoff of our international contract operations, international aftermarket services and global fabrication businesses. Prior to completing the Spinoff, we expect to receive an opinion of counsel that the Spinoff should qualify as reorganization under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”), and, as a result, neither we nor our stockholders should recognize any gain or loss for U.S. federal income tax purposes as a result of the Spinoff. However, this opinion will not be binding on the IRS or any court. Accordingly, the IRS or the courts may reach conclusions with respect to the Spinoff that are different from the conclusions reached in the opinion of counsel. If the Spinoff and certain related transactions were determined to be taxable to us, we would be subject to a substantial tax liability, which could have a material adverse effect on our business, results of operations and financial condition. In addition, if the Spinoff were taxable to our stockholders, each holder of our common stock who receives shares of Spinco would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.

There are many risks associated with conducting operations in international markets.

We operate in many countries outside the U.S., and these activities accounted for a substantial amount of our revenue during the year ended December 31, 2014. We are exposed to risks inherent in doing business in each of the countries where we operate. Our operations are subject to various risks unique to each country that could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, as discussed in Note 3 to the Financial Statements, in 2009, the Venezuelan state-owned oil company, Petroleos de Venezuela S.A. (“PDVSA”), assumed control over substantially all of our assets and operations in Venezuela.

In April 2012, Argentina assumed control over its largest oil and gas producer, Yacimientos Petroliferos Fiscales (“YPF”). We had approximately 523,000 horsepower of compression in Argentina as of December 31, 2014, and we generated $172.5 million of revenue in Argentina, including $78.5 million of revenue from YPF, during the year ended December 31, 2014. We are unable to predict what effect, if any, the nationalization of YPF will have on our business in Argentina, or whether Argentina will nationalize additional businesses in the oil and gas industry; however, the nationalization of YPF, the nationalization of additional businesses or the taking of other actions listed below by Argentina could have a material adverse effect on our business, financial condition, results of operations and cash flows.

More generally in Argentina, the ongoing social, political, economic and legal climate has given rise to significant uncertainties about the country’s economic and political future. Since the presidential election in late 2011, the Argentine government has increasingly used foreign-exchange, price, trade and capital controls to attempt to address the country’s economic challenges. Because Argentina’s current regulations restrict foreign exchange, including exchanging Argentine pesos for U.S. dollars in certain cases, we are unable to freely repatriate earnings from Argentina and therefore the cash flow from our operations in Argentina may not be a reliable source of funding for our operations outside of Argentina, which could limit our ability to grow. In addition, our inability to exchange Argentine pesos for U.S. dollars subjects us to risk of currency devaluation on future earnings in Argentina. During 2014, we used Argentine pesos to purchase certain short-term investments in Argentine government issued U.S. dollar denominated bonds. The effective peso to U.S. dollar exchange rate embedded in the purchase price of these bonds resulted in our recognition of a loss during the year ended December 31, 2014 of $6.5 million, which is included in other (income) expense, net, in our consolidated statements of operations.

In addition, the Argentine government may adopt additional regulations or policies in the future that may impact, among other things, (i) the timing of and our ability to repatriate cash from Argentina to the U.S. and other jurisdictions, (ii) the value of our assets and business in Argentina and (iii) our ability to import into Argentina the materials necessary for our operations. Any such changes could have a material adverse effect on our operations in Argentina.

With respect to any particular country in which we operate, the risks inherent in our activities may include the following, the occurrence of any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows:

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

As discussed in Notes 3 and 9 to the Financial Statements, in March 2012 and August 2012, we sold our previously-nationalized Venezuelan joint venture assets and Venezuelan subsidiary assets, respectively, to PDVSA Gas, S.A. (“PDVSA Gas”), a subsidiary of PDVSA, for aggregate consideration of approximately $550 million. As of December 31, 2014, we have received payments, including annual charges, of approximately $421 million ($50 million of which we used to repay insurance proceeds previously collected under the policy we maintained for the risk of expropriation) and are due to receive the remaining principal amount of approximately $142 million in installments through the third quarter of 2016. We intend to use these remaining proceeds, as they are received, for the repayment of indebtedness and for general corporate purposes. Any failure by PDVSA Gas to pay these installments when due would reduce the amount of funds available to us in the future for these purposes. PDVSA’s payments to many of its suppliers and partners are currently significantly in arrears. Additionally the ongoing social, political, economic and legal climate has given rise to significant uncertainties about the country’s economic and political stability. Since the presidential election in the first half of 2013, the Venezuelan government has increasingly used foreign-exchange, price and capital controls to attempt to address the country’s economic challenges. If current political unrest were to develop into a prolonged period of governmental or economic instability, or if PDVSA becomes increasingly unable to pay its suppliers and partners due to the detrimental effect of recent commodity price declines on Venezuela’s economy or for other reasons, our ability to recover in full the remaining proceeds from PDVSA Gas could be adversely impacted.

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. A reduction in borrowing bases under reserve-based credit facilities, the lack of availability of debt or equity financing or other factors that negatively impact our customers’ financial condition could result in a reduction in our customers’ spending for our products and services, which may result in their cancellation of month-to-month contracts, the cancellation or delay of scheduled maintenance of their existing natural gas compression and oil and natural gas production and processing equipment, their determination not to enter into new natural gas compression service contracts or purchase new compression and oil and natural gas production and processing equipment, or their determination to cancel or delay orders for our products and services. Any such action by our customers would reduce demand for our products and services. Reduced demand for our products and services could adversely affect our business, financial condition, results of operations and cash flows. In addition, in the event of the financial failure of a customer, we could experience a loss on all or a portion of our outstanding accounts receivable associated with that customer.

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

We are engaged in ongoing litigation regarding our qualification as a Heavy Equipment Dealer, the qualification of our natural gas compressors as Heavy Equipment and the resulting appraisal of our natural gas compressors for ad valorem tax purposes under revised Texas statutes. If this litigation is resolved against us, or if in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment because of new or revised Texas statutes, we will incur additional taxes which would adversely impact our results of operations and cash flows.

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. A large number of appraisal review boards denied our position, and we filed petitions for review in the appropriate district courts. See Note 22 to the Financial Statements for additional information regarding legal proceedings to which we are a party, including ongoing litigation regarding our qualification as a heavy equipment dealer, the qualification of our natural gas compressors as heavy equipment and the resulting appraisal of our natural gas compressors for ad valorem tax purposes under revised Texas statutes.

As a result of the new methodology, our ad valorem tax expense (which is reflected in our consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $12.1 million during the year ended December 31, 2014. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $26.9 million as of December 31, 2014, of which approximately $6.2 million has been agreed to by a number of appraisal review boards and county appraisal districts and $20.7 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with some of the appraisal districts to stay or abate certain of these pending district court cases. If we are unsuccessful in our litigation with the appraisal districts, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. Also, if we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded, and as a result impact our future results of operations and cash flows.

In addition, because the Partnership recorded $10.2 million of the $12.1 million benefit during the year ended December 31, 2014, and is expected to record a significant portion of our and the Partnership’s consolidated benefit in future periods (including 2015),  if this litigation is resolved against us or if legislation is enacted in Texas that repeals or alters the Heavy Equipment statutes, then the Partnership would also be negatively impacted, which could impair its ability to maintain or increase its distributions to its equity holders, including us, and as a result impact our results of operations and cash flows and also our ability to pay dividends in the future.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), similar worldwide anti-bribery laws and trade control laws. If we are found to have violated the FCPA or other legal requirements, we may be subject to criminal and civil penalties and other remedial measures, which could materially harm our reputation, business, results of operations, financial condition and liquidity.

Our international operations require us to comply with U.S. and international laws and regulations, including those involving anti-bribery and anti-corruption. For example, the FCPA and similar laws and regulations of other countries prohibit improper payments to foreign officials for the purpose of obtaining or retaining business or gaining any business advantage.

We operate in many parts of the world that experience high levels of corruption, and our business brings us in frequent contact with foreign officials. Our compliance policies and programs mandate compliance with all applicable anti-corruption laws but may not be completely effective in ensuring our compliance. Our training and compliance program and our internal control policies and procedures may not always protect us from violations committed by our employees or agents. Actual or alleged violations of these laws could disrupt our business and cause us to incur significant legal expenses, and could result in a material adverse effect on our reputation, business, results of operations, financial condition and liquidity. If we are found to be liable for FCPA or other anti-bribery law violations due to our own acts or omissions or due to the acts or omissions of others (including our joint venture partners, agents or other third party representatives), we could suffer from severe civil and criminal penalties or other sanctions, which could materially harm our reputation, business, results of operations financial condition and liquidity. Separately, we may face competitive disadvantages if our competitors are able to secure business, licenses or other advantages by making payments or using other methods that are prohibited by U.S. and international laws and regulations.

We also are subject to other laws and regulations governing our operations, including regulations administered by the U.S. Department of Treasury’s Office of Foreign Asset Control and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons and customs requirements. Trade control laws are complex and constantly changing. Our compliance policies and programs increase our cost of doing business and may not work effectively to ensure our compliance with trade control laws. If we undergo an investigation of potential violations of trade control laws by U.S. or foreign authorities or if we fail to comply with these laws, we may incur significant legal expenses or be subject to criminal and civil penalties and other sanctions and remedial measures, which could have a material adverse impact on our reputation, business, results of operations, financial condition and liquidity.

We are exposed to exchange rate fluctuations in the international markets in which we operate. A decrease in the value of any of these currencies relative to the U.S. dollar could reduce profits from international operations and the value of our international net assets.

We operate in many international countries. We anticipate that there will be instances in which costs and revenues will not be exactly matched with respect to currency denomination. We generally do not hedge exchange rate exposures, which exposes us to the risk of exchange rate losses. Gains and losses from the remeasurement of assets and liabilities that are receivable or payable in currency other than our subsidiaries’ functional currency are included in our consolidated statements of operations. In addition, currency fluctuations cause the U.S. dollar value of our international results of operations and net assets to vary with exchange rate fluctuations. This could have a negative impact on our business, financial condition or results of operations. In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations. For example, other (income) expense, net, during the years ended December 31, 2014 and 2013 included foreign currency losses of $8.8 million and $3.0 million, respectively.

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

We depend on distributions from our subsidiaries, including the Partnership, to meet our capital needs and pay dividends to our stockholders.

To generate the funds necessary to meet our obligations, fund our business and pay dividends, we depend on the cash flows and distributions from our operating subsidiaries, including cash distributions from the Partnership to us attributable to our ownership interest in the Partnership. Applicable law and contractual restrictions (including restrictions in the Partnership’s debt instruments and partnership agreement) may negatively impact our ability to obtain such distributions from our subsidiaries, including the rights of the creditors of the Partnership that would often be superior to our interests in the Partnership. Furthermore, a decline in the Partnership’s revenues or increases in its expenses, principal and interest payments under existing and future debt instruments, working capital requirements or other cash needs would limit the amount of cash the Partnership has available to distribute to its equity holders, including us, which would reduce the amount of cash available for payment of our debt, payment of dividends and the funding of our business requirements, and as a result could have a material adverse effect on our business, financial condition and results of operations.

While we declared and paid quarterly dividends of $0.15 per share of common stock during 2014, there can be no assurance that we will pay dividends in the future.

During 2014, our Board of Directors declared and paid four quarterly cash dividends of $0.15 per share of common stock to our stockholders. We cannot provide assurance that we would, at any time in the future, again generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend or that our board of directors would determine to use any such surplus or our net profits to pay a dividend.

Future dividends may be affected by, among other factors:

•                  the availability of surplus or net profits, which in turn depend on the performance of our business and operating subsidiaries, including the Partnership;

•                  the amount of cash distributions we receive from the Partnership attributable to our ownership interest in the Partnership;

•                  our future capital requirements; and

•                  changes in U.S. federal and state income tax laws or corporate laws.

We cannot provide assurance that we will declare or pay dividends in any particular amounts or at all in the future. A decision not to pay dividends or a reduction in our dividend payments in the future could have a negative effect on our stock price.

As a result of the April 2014 MidCon Acquisition, the Partnership depends on Williams Partners, L.P. (“Williams”) for a significant portion of its revenue. The Partnership’s loss of its business with Williams or the inability or failure of Williams to meet its payment obligations may adversely affect the Partnership’s financial results, which could limit the amount of cash the Partnership has available for distribution to its equity holders, including us.

For the year ended December 31, 2013, no customer individually accounted for 10% or more of the Partnership’s total revenue. In connection with the April 2014 MidCon Acquisition, the Partnership and Access Midstream Partners LP (“Access”) entered into a seven-year contract operations services agreement under which the Partnership provided contract compression services in 2014 to Access in regions including the Permian, Eagle Ford, Barnett, Anadarko, Mississippi Lime, Granite Wash, Woodford, Haynesville and Niobrara Basins. During the year ended December 31, 2014, Access accounted for approximately 12% of the Partnership’s revenue. Access merged with Williams in February 2015 and, when combined, Access and Williams would have accounted for approximately 15% of the Partnership’s revenue during the year ended December 31, 2014. The Partnership’s loss of its business with Williams, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Williams to meet its payment obligations could have a material adverse effect on the Partnership’s business, results of operations, financial condition and ability to make cash distributions to its equity holders, including us. A reduction in the Partnership’s cash distributions to us would reduce the amount of cash available for payment of our debt and to fund our business requirements, and as a result could have a material adverse effect on our business, financial condition and results of operations.

We have a substantial amount of debt that could limit our ability to fund future growth and operations and increase our exposure to risk during adverse economic conditions.

At December 31, 2014, we had approximately $2.0 billion in outstanding debt obligations. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in the Disclosure Regarding Forward-Looking Statements section included in Part I of this report.

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

Our senior secured credit facility contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We are also subject to financial covenants, including a ratio of Adjusted EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 4.0 to 1.0. As of December 31, 2014, we maintained a 14.8 to 1.0 Adjusted EBITDA to Total Interest Expense ratio, a 1.6 to 1.0 consolidated Total Debt to Adjusted EBITDA ratio and a 0.8 to 1.0 Senior Secured Debt to Adjusted EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of December 31, 2014, we were in compliance with all financial covenants under our debt agreements.

The Partnership’s senior secured credit agreement (the “Partnership Credit Agreement”) contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Partnership Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the August 2014 MidCon Acquisition closed during the third quarter of 2014, the Partnership’s Total Debt to EBITDA ratio threshold was temporarily increased to 5.5 to 1.0 during the quarter ended September 30, 2014 and will continue at that level through March 31, 2015, reverting to 5.25 to 1.0 for the quarter ending June 30, 2015 and subsequent quarters. As of December 31, 2014, the Partnership maintained a 5.2 to 1.0 EBITDA to Total Interest Expense ratio, a 4.3 to 1.0 Total Debt to EBITDA ratio and a 2.0 to 1.0 Senior Secured Debt to EBITDA ratio. A material adverse effect with respect to the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts the Partnership’s ability to perform its obligations under the Partnership Credit Agreement, could lead to a default under that agreement. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreements, which would accelerate the Partnership’s obligation to repay its indebtedness under those agreements. As of December 31, 2014, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

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

As of December 31, 2014, after taking into consideration interest rate swaps, we had $585.5 million of outstanding indebtedness that was effectively subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2014 would result in an annual increase in our interest expense of approximately $5.9 million.

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

The size, nature and complexity of our business make us susceptible to various claims, both in litigation and binding arbitration proceedings. We are currently, and may in the future become, subject to various claims, which, if not resolved within amounts we have accrued, could have a material adverse effect on our financial position, results of operations or cash flows. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Note 22 to the Financial Statements for additional information regarding certain legal proceedings to which we are a party, including ongoing litigation regarding our qualification as a heavy equipment dealer, the qualification of our natural gas compressors as heavy equipment and the resulting appraisal of our natural gas compressors for ad valorem tax purposes under revised Texas statutes.

We may not be able to consummate additional contributions or sales of portions of our U.S. contract operations business to the Partnership.

In the future, we may transfer additional portions of our U.S. contract operations business to the Partnership, but we are under no obligation to do so. Likewise, the Partnership is under no obligation to purchase any additional portions of that business. The consummation of any future sales of additional portions of that business and the timing of such sales will depend upon, among other things:

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

The Partnership intends to fund any future acquisitions from us with external sources of capital, including additional borrowings under its credit facility and/or public or private offerings of equity or debt. If the Partnership is not able to fund future acquisitions of our U.S. contract operations business, or if we are otherwise unable to consummate additional contributions or sales of a portion of our U.S. contract operations business to the Partnership, we may not be able to capitalize on what we believe is the Partnership’s lower cost of capital.

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

The tax treatment of the Partnership depends on its status as a partnership for U.S. federal income tax purposes, as well as it not being subject to a material amount of entity-level taxation by individual states. The Partnership could lose its status as a partnership for a number of reasons, including not having enough “qualifying income.” If the IRS treats the Partnership as a corporation or if the Partnership becomes subject to a material amount of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to the Partnership’s unitholders and undermine the cost of capital advantage we believe the Partnership has.

The anticipated after-tax economic benefit of an investment in the Partnership’s common units depends largely on it being treated as a partnership for U.S. federal income tax purposes. The Partnership has not received a ruling from the IRS on this or any other tax matter affecting it.

Despite the fact that the Partnership is a limited partnership under Delaware law, a publicly traded partnership such as the Partnership will be treated as a corporation for U.S. federal income tax purposes unless 90% or more of its gross income from its business activities are “qualifying income” under Section 7704(d) of the Code. “Qualifying income” includes income and gains derived from the exploration, development, production, processing, transportation, storage and marketing of natural gas and natural gas products or other passive types of income such as interest and dividends. Although we do not believe based upon its current operations that the Partnership is treated as a corporation, the Partnership could be treated as a corporation for U.S. federal income tax purposes or otherwise subject to taxation as an entity if its gross income is not properly classified as qualifying income, there is a change in the Partnership’s business or there is a change in current law.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including the Partnership, or our investment in the Partnership may be modified by administrative, legislative or judicial interpretation at any time. For example, the Obama administration’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that could affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which the Partnership relies for its treatment as a partnership for U.S. federal income tax purposes. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for the Partnership to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will be reconsidered or will ultimately be enacted. Any such changes or differing judicial interpretations of existing laws could negatively impact the value of our investment in the Partnership and the amount of distributions that we receive from the Partnership.

Tax legislation and administrative initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

We operate in locations throughout the United States and internationally and, as a result, we are subject to the tax laws and regulations of U.S. federal, state, local and foreign governments. From time to time, various legislative or administrative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our tax provision or tax payments will not be adversely affected by these initiatives. In addition, international, U.S. federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

U.S. Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect demand for our contract operations services and production and processing equipment.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. Recently, there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate U.S. federal, state and local legislation that would increase the regulatory burden imposed on hydraulic fracturing.

At the U.S. federal level, the EPA has asserted U.S. federal regulatory authority pursuant to the U.S. federal Safe Drinking Water Act (the “SDWA”) over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2013 addressing the performance of such activities. Also, in May 2014, the EPA issued an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing operations under Section 8 of the Toxic Substances Control Act. To date, no other action has been taken. Further, the EPA has announced its intention to propose regulations under the CWA by sometime in 2015 governing wastewater discharges from hydraulic fracturing and certain other natural gas operations. In addition, the EPA is conducting a study of the potential impacts of hydraulic fracturing activities on water resources and a draft final report is anticipated sometime in 2015 for peer review and public comment. The results of this study or similar governmental review could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise. Also, the U.S. Department of the Interior published a revised proposed rule on May 16, 2013, that would update exiting regulation of hydraulic fracturing activities on U.S. federal lands, including requirements for chemical disclosure, wellbore integrity and handling of flowback water.

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example in May 2013, the Texas Railroad Commission adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing in particular. If new or more stringent U.S. federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities and perhaps even be precluded from drilling wells. Any such restrictions could reduce demand for our contract operations services and oil and natural gas production and processing equipment, and as a result could have a material adverse effect on our business, financial condition, results of operations and cash flows.

New regulations, proposed regulations and proposed modifications to existing regulations under the CAA, if implemented, could result in increased compliance costs.

On August 20, 2010, the EPA published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule would have required us to undertake certain expenditures and activities, including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at certain sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. Following legal challenges to the 2010 rule, the EPA reconsidered the rule and published revisions to the rule on January 30, 2013. The revised rule requires management practices for all covered engines but requires catalyst installation only on larger equipment at sites that are not deemed to be “remote.” Compliance with the final rule was required by October 2013.

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

We are subject to a variety of governmental regulations; failure to comply with these regulations may result in administrative, civil and criminal enforcement measures and changes in these regulations could increase our costs or liabilities.

We are subject to a variety of U.S. federal, state, local and international laws and regulations relating to, for example, the environment, safety and health, export controls, currency exchange, labor and employment and taxation. Many of these laws and regulations are complex, change frequently, are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties, imposition of remedial requirements and issuance of injunctions as to future compliance. From time to time, as part of our operations, including newly acquired operations, we may be subject to compliance audits by regulatory authorities in the various countries in which we operate.

Environmental laws and regulations may, in certain circumstances, impose strict liability for environmental contamination, which may render us liable for remediation costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could negatively impact our financial condition, profitability and results of operations. Moreover, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties and the issuance of injunctions delaying or prohibiting operations.

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

The U.S. Congress has previously considered legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane. One bill, passed by the House of Representatives in 2009, but never adopted by the full Congress, would have required greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other initiatives continue to be proposed that may be relevant to greenhouse gas emissions issues. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Independent of Congress, the EPA has been pursuing regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These rules triggered reporting obligations for some sites we operated in 2014.

In addition, the EPA in June 2010 published a final rule providing for the tailored applicability of air permitting requirements for greenhouse gas emissions. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. On July 1, 2011, the second step of the phase-in began requiring permitting for otherwise minor sources of air emissions that have the potential to emit at least 100,000 tons per year of greenhouse gases. On June 29, 2012, the EPA issued final regulations for “Phase III” of its program, retaining the permitting thresholds established in Phases I and II. On June 23, 2014, the U.S. Supreme Court held that greenhouse gas emissions alone cannot trigger an obligation to obtain such an air permit even if the project will substantially increase the source’s greenhouse gas emissions. However, for those sources that trigger such air permitting requirements based on their traditional criteria pollutant emissions, the permit must include a limit for greenhouse gases. In addition, the Court concluded that the rule was flawed because the EPA failed to identify a de minimis threshold for greenhouse gases below which Best Available Control Technology would not be required. The EPA has yet to set this threshold. This rule affects some of our and our customers’ largest new or modified facilities going forward.

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

The following table describes the material facilities we owned or leased as of December 31, 2014:

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

Item 3.  Legal Proceedings

A description of certain legal proceedings can be found in Litigation and Claims in Note 22 (“Commitments and Contingencies”) to the Financial Statements included in this report and is incorporated by reference into this Item 3.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “EXH.” The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

	Price Range
	High	Low
Year Ended December 31, 2013
First Quarter	$27.40	$22.01
Second Quarter	$30.26	$23.25
Third Quarter	$32.55	$27.07
Fourth Quarter	$34.48	$26.50
Year Ended December 31, 2014
First Quarter	$44.66	$33.42
Second Quarter	$45.90	$40.81
Third Quarter	$47.01	$41.16
Fourth Quarter	$45.35	$30.58

On February 19, 2015, the closing price of our common stock was $32.35 per share. As of February 12, 2015, there were approximately 1,319 holders of record of our common stock.

We had not paid any cash dividends on our common stock since our formation through the year ended December 31, 2013. During 2014, our Board of Directors declared and paid quarterly cash dividends of $0.15 per share of common stock to our stockholders. The following table sets forth dividends declared and paid during 2014 per common share:

Declaration Date	Payment Date	Dividends per Common Share	Total Dividends
February 25, 2014	March 28, 2014	$0.15	$10.0 million
April 29, 2014	May 16, 2014	0.15	10.0 million
July 31, 2014	August 18, 2014	0.15	10.0 million
October 30, 2014	November 17, 2014	0.15	10.3 million

On January 30, 2015, our board of directors declared a quarterly dividend of $0.15 per share of common stock which was paid on February 17, 2015 to stockholders of record at the close of business on February 9, 2015. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) of this report.

The performance graph below shows the cumulative total stockholder return on our common stock, compared with the S&P 500 Composite Stock Price Index (the “S&P 500 Index”) and the Oilfield Service Index (the “OSX”) over the five-year period beginning on December 31, 2009. The results are based on an investment of $100 in each of our common stock, the S&P 500 Index and the OSX. The graph assumes the reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table summarizes our repurchases of equity securities during the three months ended December 31, 2014:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
October 1, 2014 - October 31, 2014	6,250	$44.86	N/A	N/A
November 1, 2014 - November 30, 2014	—	—	N/A	N/A
December 1, 2014 - December 31, 2014	12,327	31.79	N/A	N/A
Total	18,577	$36.19	N/A	N/A

(1)         Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

Item 6.  Selected Financial Data

The table below shows certain selected financial data for Exterran for each of the five years in the period ended December 31, 2014, which has been derived from our audited Financial Statements. As discussed in Note 3 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations business, Canadian contract operations and aftermarket services businesses (“Canadian Operations”) and contract water treatment business. Those results are reflected in discontinued operations for all periods presented. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in this report (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Revenues	$2,899,738	$3,160,404	$2,794,246	$2,612,625	$2,394,037
Gross margin(1)	1,031,294	963,006	829,408	720,414	784,707
Selling, general and administrative	377,754	358,173	375,647	352,096	350,709
Depreciation and amortization	386,071	327,505	346,177	352,793	387,571
Long-lived asset impairment(2)	46,679	28,637	136,614	6,068	143,874
Restructuring charges(3)	7,553	—	6,471	11,594	—
Goodwill impairment(4)	—	—	—	196,807	—
Interest expense	114,178	115,745	134,376	149,473	136,149
Equity in (income) loss of non-consolidated affiliates(5)	(14,553)	(19,000)	(51,483)	471	609
Other (income) expense, net	1,747	(24,501)	506	(5,597)	(11,481)
Provision for (benefit from) income taxes	58,657	84,719	(45,755)	(11,717)	(64,559)
Income (loss) from continuing operations	53,208	91,728	(73,145)	(331,574)	(158,165)
Income (loss) from discontinued operations, net of tax(6)	72,674	64,014	35,976	(8,044)	44,924
Net income (loss) attributable to noncontrolling interest	27,716	32,578	2,317	990	(11,416)
Net income (loss) attributable to Exterran stockholders	98,166	123,164	(39,486)	(340,608)	(101,825)
Income (loss) from continuing operations attributable to Exterran stockholders per common share:
Basic	$0.38	$0.90	$(1.19)	$(5.31)	$(2.37)
Diluted	$0.36	$0.89	$(1.19)	$(5.31)	$(2.37)
Weighted average common shares outstanding used in income (loss) per common share:
Basic	66,234	64,454	63,436	62,624	61,995
Diluted	69,090	65,003	63,436	62,624	61,995
Other Financial Data:
EBITDA, as adjusted(7)	$658,839	$633,893	$460,661	$388,089	$434,361
Capital expenditures:
Contract Operations Equipment:
Growth(8)	$389,712	$231,195	$261,548	$132,986	$126,546
Maintenance(9)	96,144	95,197	100,208	90,477	69,257
Other	55,839	65,333	66,975	48,687	35,610
Cash flows provided by (used in):
Operating activities	$379,369	$355,704	$389,925	$120,443	$366,313
Investing activities	(929,851)	(196,451)	(205,451)	(239,184)	(102,965)
Financing activities	558,481	(156,702)	(171,290)	99,290	(298,667)
Dividends declared and paid per common share	$0.60	$—	$—	$—	$—
Balance Sheet Data:
Cash and cash equivalents	$39,739	$35,665	$34,601	$21,903	$44,361
Working capital(10)	654,958	580,425	463,429	454,046	402,401
Property, plant and equipment, net	3,326,892	2,820,272	2,838,719	2,911,711	2,990,284
Total assets	4,857,147	4,227,157	4,254,847	4,360,662	4,741,536
Long-term debt	2,026,902	1,502,155	1,564,923	1,773,039	1,897,147
Total Exterran stockholder’s equity	1,797,260	1,662,090	1,478,613	1,437,236	1,609,448

(1)                  Gross margin, a non-GAAP financial measure, is defined, reconciled to net income (loss) and discussed further below under “Non-GAAP Financial Measures.”

(2)                  Year ended December 31, 2014: During 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 310 idle compressor units, representing approximately 131,000 horsepower, previously used to provide services in our North America and international contract operations segments. As a result, we performed an impairment review and recorded a $33.3 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during 2014, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $12.7 million to reduce the book value of each unit to its estimated fair value.

During the year ended December 31, 2014, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $0.7 million on these assets.

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

(3)                  Year ended December 31, 2014: As discussed in Note 2 to the Financial Statements, in November 2014, we announced that our board of directors had authorized management to pursue a plan to separate our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company. During the year ended December 31, 2014, we incurred $2.2 million of costs associated with the planned Spinoff which were primarily related to legal and consulting fees. The costs incurred in conjunction with the planned Spinoff are included in restructuring charges in our consolidated statements of operations. This separation is expected to be completed in the second half of 2015.

In January 2014, we announced a plan to centralize our make-ready operations to improve the cost and efficiency of our shops and further enhance the competitiveness of our fleet of compressors. As part of this plan, we examined both recent and anticipated changes in the North America market, including the throughput demand of our shops and the addition of new equipment to our fleet. To better align our costs and capabilities with the current market, we determined to close several of our make-ready shops. The centralization of our make-ready operations was completed in the second quarter of 2014. During the year ended December 31, 2014, we incurred $5.4 million of restructuring charges primarily related to termination benefits and a non-cash write-down of inventory associated with the centralization of our make-ready operations.

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

(5)                  Years ended December 31, 2014, 2013 and 2012: As discussed in Note 9 to the Financial Statements, in March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received an initial payment of $37.6 million in March 2012, and received installment payments, including an annual charge, totaling $14.7 million, $19.0 million and $14.1 million during the years ended December 31, 2014, 2013 and 2012, respectively. The remaining principal amount due to us of approximately $26 million as of December 31, 2014, is payable in quarterly cash installments through the first quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

(6)                  Years ended December 31, 2014, 2013 and 2012: As discussed in Note 3 to the Financial Statements, in August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas for a purchase price of approximately $441.7 million. We received an initial payment of $176.7 million in cash at closing, of which we remitted $50.0 million to repay the amount we collected in January 2010 under the terms of an insurance policy we maintained for the risk of expropriation. We received installment payments, including an annual charge, totaling $72.6 million, $69.3 million and $16.8 million during the years ended December 31, 2014, 2013, and 2012, respectively. The remaining principal amount due to us of approximately $116 million as of December 31, 2014, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other. We therefore recorded a reduction in previously unrecognized tax benefits, resulting in a $15.5 million benefit reflected in income (loss) from discontinued operations, net of tax, in our consolidated statements of operations during the year ended December 31, 2012.

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

(7)                  EBITDA, as adjusted, a non-GAAP financial measure, is defined, reconciled to net income (loss) and discussed further below under “Non-GAAP Financial Measures.”

(8)               Growth capital expenditures are made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification. The majority of our growth capital expenditures are related to the acquisition cost of new compressor units and processing and treating equipment that we add to our fleet and installation costs on integrated projects. In addition, growth capital expenditures can also include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor unit is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications that it previously was not suited for.

(9)         Maintenance capital expenditures are made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets. Maintenance capital expenditures are related to the major overhauls of significant components of a compressor unit, such as the engine, compressor and cooler, that return the components to a like new condition, but do not modify the applications that the compressor unit was designed for.

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

The following table reconciles our net income (loss) to gross margin (in thousands):

	Years Ended December 31,
	2014	2013	2012	2011	2010
Net income (loss)	$125,882	$155,742	$(37,169)	$(339,618)	$(113,241)
Selling, general and administrative	377,754	358,173	375,647	352,096	350,709
Depreciation and amortization	386,071	327,505	346,177	352,793	387,571
Long-lived asset impairment	46,679	28,637	136,614	6,068	143,874
Restructuring charges	7,553	—	6,471	11,594	—
Goodwill impairment	—	—	—	196,807	—
Interest expense	114,178	115,745	134,376	149,473	136,149
Equity in (income) loss of non-consolidated affiliates	(14,553)	(19,000)	(51,483)	471	609
Other (income) expense, net	1,747	(24,501)	506	(5,597)	(11,481)
Provision for (benefit from) income taxes	58,657	84,719	(45,755)	(11,717)	(64,559)
(Income) loss from discontinued operations, net of tax	(72,674)	(64,014)	(35,976)	8,044	(44,924)
Gross margin	$1,031,294	$963,006	$829,408	$720,414	$784,707

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

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Years Ended December 31,
	2014	2013	2012	2011	2010
Net income (loss)	$125,882	$155,742	$(37,169)	$(339,618)	$(113,241)
(Income) loss from discontinued operations, net of tax	(72,674)	(64,014)	(35,976)	8,044	(44,924)
Depreciation and amortization	386,071	327,505	346,177	352,793	387,571
Long-lived asset impairment	46,679	28,637	136,614	6,068	143,874
Restructuring charges	7,553	—	6,471	11,594	—
Goodwill impairment	—	—	—	196,807	—
Investment in non-consolidated affiliates impairment	197	—	224	471	609
Proceeds from sale of joint venture assets	(14,750)	(19,000)	(51,707)	—	—
Interest expense	114,178	115,745	134,376	149,473	136,149
(Gain) loss on currency exchange rate remeasurement of intercompany balances	3,614	4,313	7,406	14,174	(6,255)
Gain on sale of our investment in the subsidiary that owns the barge mounted processing plant and other related assets used on the Cawthorne Channel Project	—	—	—	—	(4,863)
Loss on sale of businesses	961	—	—	—	—
Expensed acquisition costs	2,471	246	—	—	—
Provision for (benefit from) income taxes	58,657	84,719	(45,755)	(11,717)	(64,559)
EBITDA, as adjusted	$658,839	$633,893	$460,661	$388,089	$434,361

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

Proposed Spinoff Transaction

On November 17, 2014, we announced that our board of directors had authorized management to pursue a plan to separate (the “Spinoff”) our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company (“Spinco”). To effect the Spinoff, we intend to distribute, on a pro rata basis, all of the shares of Spinco common stock to our stockholders as of the record date for the Spinoff. The Spinoff is subject to market conditions, the receipt of an opinion of counsel as to the tax-free nature of the transaction, completion of a review by the U.S. Securities and Exchange Commission of a Form 10 to be filed by Spinco, the execution of separation and intercompany agreements and final approval of our board of directors. Upon completion of the Spinoff, we and Spinco will be independent, publicly traded companies with separate public ownership, boards of directors and management, and we will own and operate the remaining U.S. contract operations and U.S. aftermarket services businesses that we currently own. In addition, we will continue to hold interests in the Partnership, which include the sole general partner interest and certain limited partner interests, as well as all of the incentive distribution rights in the Partnership.

Spinco is expected to issue certain third-party debt instruments and borrow funds on or before the completion of the Spinoff. Certain, if not all, of the proceeds received by Spinco from such borrowings are expected to be distributed to us on or before the completion of the Spinoff and we expect to use those distributed funds to repay, in whole or in part, our (but not the Partnership’s) outstanding debt instruments. Although our current goal is to complete the Spinoff in the second half of 2015, there are no assurances as to when the proposed Spinoff will be completed, if at all, or if the Spinoff will be completed based on the expected plans.

Unless otherwise indicated, this discussion in Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) excludes the potential future impact of the proposed Spinoff transaction, if consummated. The effect of the proposed Spinoff transaction could significantly change and materially impact our business, financial condition, results of operations and cash flows.

Industry Conditions and Trends

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our contract operations business is typically less impacted by commodity prices than certain other energy products and service providers, changes in oil and natural gas exploration and production spending normally result in changes in demand for our products and services.

Natural gas consumption in the U.S. for the twelve months ended November 30, 2014 increased by approximately 5% compared to the twelve months ended November 30, 2013. The EIA forecasts that total U.S. natural gas consumption will increase by 1.4% in 2015 compared to 2014 and increase by an average of 0.7% per year thereafter until 2040. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet in 2040, or 16% of the projected worldwide total of approximately 185 trillion cubic feet.

Natural gas marketed production in the U.S. for the twelve months ended November 30, 2014 increased by approximately 5% compared to the twelve months ended November 30, 2013. The EIA forecasts that total U.S. natural gas marketed production will increase by 4% in 2015 compared to 2014 and U.S. natural gas production will increase by an average of 1.5% per year thereafter until 2040. The EIA estimates that the U.S. natural gas production level will be approximately 33 trillion cubic feet in 2040, or 18% of the projected worldwide total of approximately 187 trillion cubic feet.

Global oil and U.S. natural gas prices have declined significantly in the last several months, and, as a result, research analysts are forecasting declines in U.S. and worldwide capital spending for drilling activity in 2015, and U.S. producers and other producers around the world have begun to announce reduced capital budgets for this year.

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

During 2014, we continued to see steady activity in North America shale plays and areas focused on the production of oil and natural gas liquids. This activity has increased the overall amount of compression horsepower in the industry; however, these increases continued to be partially offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. During 2014, excluding operating horsepower added through acquisitions, our operating horsepower increased at a higher rate in the shale plays and areas focused on the production of oil and natural gas liquids than the declines we experienced in the more mature and predominately dry gas plays in North America. Historically, oil and natural gas prices in North America have been volatile. Global oil prices have fallen significantly recently. West Texas Intermediate crude oil spot prices as of December 31, 2014 were approximately 41% and 46% lower than prices at September 30, 2014 and December 31, 2013, respectively, which is expected to lead to reduced drilling of oil wells in 2015. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and a significant amount of contract operations services related to the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity. In addition, the Henry Hub spot price for natural gas was approximately $3.10 per MMBtu at December 31, 2014, which was approximately 24% and 27% lower than prices at September 30, 2014 and December 31, 2013, respectively, and the U.S. natural gas liquid composite price was approximately $7.84 per MMBtu for the month of November 2014, which was approximately 20% and 27% lower than prices for the months of September 2014 and December 2013, respectively, which is expected to lead to reduced drilling of gas wells in North America in 2015. During periods of lower oil or natural gas prices, oil and natural gas production growth could moderate or decline in North America and internationally, and as a result the demand or pricing for our contract operations services and oil and natural gas production and processing equipment could be adversely affected. Booking activity levels for our fabricated products in North America during the year ended December 31, 2014 increased by approximately 46% compared to the year ended December 31, 2013 and our North America fabrication backlog increased by approximately 82% as of December 31, 2014 compared to December 31, 2013. Continued growth in North America requires capital investment by our customers in new projects over the long run. As a result of these low oil and gas prices, we believe there will be less oil and gas drilling activity in North America in 2015 compared to 2014. If capital investment in drilling activities remains low throughout 2015, we may see lower bookings in our North America fabrication business in 2015 and in future periods.

In international markets, we believe demand for our contract operations and fabricated projects will continue, and we expect to have opportunities to grow our international business through our contract operations, aftermarket services and fabrication business segments over the long term. Growth in our international services and products businesses is somewhat dependent on international infrastructure projects, many of which are based on longer-term plans of our customers that can be driven by their local market demand and, to some extent, local pricing for natural gas and can be less tied to near term commodity prices.

Our level of capital spending depends on our forecast for the demand for our products and services and the equipment required to provide services to our customers. Based on demand we see for contract operations, we anticipate investing more capital in our international contract operations business and less capital in our North America contract operations business in 2015 than we did in 2014. The increased investment in our international contract operations business during 2015 is driven by several large multi-year projects contracted in 2014 that are scheduled to start earning revenue in 2015 and 2016.

Based on current market conditions, we expect that net cash provided by operating activities and availability under our credit facilities will be sufficient to finance our operating expenditures, capital expenditures, scheduled interest and debt repayments and anticipated dividends through December 31, 2015; however, to the extent it is not, we may seek additional debt or equity financing. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or other debt securities, in open market purchases, privately negotiated transactions or otherwise, and may from time to time seek to repurchase our equity. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

We may contribute over time additional U.S. contract operations customer contracts and equipment to the Partnership in exchange for cash, the Partnership’s assumption of our debt and/or our receipt of additional interests in the Partnership. Such transactions depend on, among other things, market and economic conditions, our ability to agree with the Partnership regarding the terms of any purchase and the availability to the Partnership of debt and equity capital on reasonable terms.

Certain Key Challenges and Uncertainties

Market conditions in the oil and natural gas industry, competition in the natural gas compression industry and the risks inherent in international markets continue to represent key challenges and uncertainties. In addition to these challenges, we believe the following represent some of the key challenges and uncertainties we will face in the near future:

North America Market and Oil and Natural Gas Pricing.  During 2014, we continued to see steady activity in North America shale plays and areas focused on the production of oil and natural gas liquids. This activity has increased the overall amount of compression horsepower in the industry; however, these increases continued to be partially offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. Historically, oil and natural gas prices in North America have been volatile. Global oil prices and North America natural gas prices have fallen significantly recently. During periods of lower oil or natural gas prices, oil and natural gas production growth could moderate or decline in North America, and as a result the demand or pricing for our natural gas compression and oil and natural gas production and processing equipment and services could be adversely affected. The recent investment of capital in new equipment by our competitors and other third parties could also create uncertainty in our business outlook. Many of our North America contract operations agreements with customers have short initial terms and are typically cancelable on short notice after the initial term, and we cannot be certain that these contracts will be extended or renewed after the end of the initial contractual term. Any such nonrenewals, or renewals at reduced rates, could adversely impact our results of operations.

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

Execution of the Proposed Spinoff.  Execution of the proposed Spinoff transaction will require significant expense and the time and attention of our management. The Spinoff could distract management from the operation of our business and the execution of our other strategic initiatives. Our employees may also be uncertain about their future roles within the separate companies pending the completion of the Spinoff, which could lead to departures. Further, if the Spinoff is completed, we may not realize the benefits we expect to realize. Any such difficulties could have an adverse effect on our business, results of operations and financial condition. If completed, the Spinoff may also expose us to certain risks that could have an adverse effect on our results of operations and financial condition. The Spinoff is contingent upon the final approval of our board of directors and other conditions, some of which are beyond our control. For this and other reasons, the Spinoff may not be completed in the expected timeframe or at all.

Personnel, Hiring, Training and Retention.  Both in North America and internationally, we believe our ability to grow may be challenged by our ability to hire, train and retain qualified personnel. Although we have been able to satisfy our personnel needs thus far, retaining employees in our industry continues to be a challenge. Our ability to continue our growth will depend in part on our success in hiring, training and retaining these employees.

Activity in the Global Energy Markets.  Our results of operations depend upon the level of activity in the global energy markets, including oil and natural gas development, production, processing and transportation. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil or natural gas prices or significant instability in energy markets. Global oil prices and North America natural gas prices have fallen significantly recently, and, as a result, research analysts are forecasting declines in U.S. and worldwide capital spending for drilling activity in 2015, and producers in the U.S. and other parts of the world have begun to announce reduced capital budgets for this year. In addition, in international projects, some business activity is related to infrastructure development or regulatory requirements such as regulations to prevent the flaring of natural gas. The timing and financial impact of these projects is difficult to predict as they typically have longer lead times and larger scope, which can lead to variations in our results of operations internationally on a year over year basis.

Summary of Results

As discussed in Note 3 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations business, Canadian Operations and contract water treatment business. Those results are reflected in discontinued operations for all periods presented.

Net Income (loss) attributable to Exterran stockholders and EBITDA, as adjusted.  We generated net income attributable to Exterran stockholders of $98.2 million and $123.2 million during the years ended December 31, 2014 and 2013, respectively, and net loss attributable to Exterran stockholders of $39.5 million during the year ended December 31, 2012. The decrease in net income attributable to Exterran stockholders during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to an increase in depreciation and amortization expense, a $20.0 million decrease in gain on sale of property, plant and equipment, an increase in SG&A expense and an increase in long-lived asset impairment, partially offset by an increase in gross margin and a decrease in income tax expense. The increase in net income attributable to Exterran stockholders during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to an increase in gross margins in our fabrication and North America contract operations segments, a decrease in long-lived asset impairments, an increase in income from discontinued operations and a $22.8 million increase in gain on sale of property, plant and equipment, partially offset by a decrease of $32.7 million in cash payments received from the sale of our Venezuelan joint ventures’ assets and an increase in income tax expense. Our EBITDA, as adjusted, was $658.8 million, $633.9 million and $460.7 million during the years ended December 31, 2014, 2013 and 2012, respectively. EBITDA, as adjusted, during the year ended December 31, 2014 compared to the year ended December 31, 2013 increased primarily due to higher gross margin as discussed above, partially offset by a $20.0 million decrease in gain on sale of property, plant and equipment and an increase in SG&A expense. EBITDA, as adjusted, during the year ended December 31, 2013 compared to the year ended December 31, 2012 increased primarily due to higher gross margins as discussed above and a $22.8 million increase in gain on sale of property, plant and equipment as discussed above. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

Results by Business Segment.  The following table summarizes revenue, gross margin and gross margin percentages for each of our business segments (dollars in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenue:
North America Contract Operations	$729,103	$627,844	$596,011
International Contract Operations	493,853	476,016	463,957
Aftermarket Services	392,774	395,600	385,861
Fabrication	1,284,008	1,660,944	1,348,417
	$2,899,738	$3,160,404	$2,794,246
Gross Margin(1):
North America Contract Operations	$412,961	$345,355	$311,308
International Contract Operations	308,445	279,072	279,349
Aftermarket Services	84,342	86,182	82,271
Fabrication	225,546	252,397	156,480
	$1,031,294	$963,006	$829,408
Gross Margin percentage(2):
North America Contract Operations	57%	55%	52%
International Contract Operations	62%	59%	60%
Aftermarket Services	21%	22%	21%
Fabrication	18%	15%	12%

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

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, average operating horsepower, horsepower utilization percentages and fabrication backlog (in thousands, except percentages):

	Years Ended December 31,
	2014	2013	2012
Total Available Horsepower (at period end):
North America	4,209	3,429	3,376
International	1,236	1,255	1,265
Total	5,445	4,684	4,641
Total Operating Horsepower (at period end):
North America	3,700	2,884	2,900
International	976	986	1,007
Total	4,676	3,870	3,907
Average Operating Horsepower:
North America	3,346	2,871	2,839
International	969	995	991
Total	4,315	3,866	3,830
Horsepower Utilization (at period end):
North America	88%	84%	86%
International	79%	79%	80%
Total	86%	83%	84%

	December 31,
	2014	2013	2012
Compressor and Accessory Fabrication Backlog	$270,297	$157,893	$256,315
Production and Processing Equipment Fabrication Backlog	561,153	475,565	563,826
Installation Backlog	121,751	46,429	245,573
Fabrication Backlog	$953,201	$679,887	$1,065,714

The Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

North America Contract Operations

(dollars in thousands)

	Years Ended December 31,		Increase
	2014	2013	(Decrease)
Revenue	$729,103	$627,844	16%
Cost of sales (excluding depreciation and amortization expense)	316,142	282,489	12%
Gross margin	$412,961	$345,355	20%
Gross margin percentage	57%	55%	2%

The increase in revenue during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily attributable to a 17% increase in average operating horsepower, which included the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition as well as organic growth in operating horsepower, and higher rates in the current year, partially offset by a $12.1 million decrease in revenue with little incremental cost due to the termination of three natural gas processing plant contracts during the second quarter of 2013. Gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage increased during the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to the revenue increase explained above. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Part II, Item 6 (‘Selected Financial Data — Non GAAP Financial Measures’) to this report.

International Contract Operations

(dollars in thousands)

	Years Ended December 31,		Increase
	2014	2013	(Decrease)
Revenue	$493,853	$476,016	4%
Cost of sales (excluding depreciation and amortization expense)	185,408	196,944	(6)%
Gross margin	$308,445	$279,072	11%
Gross margin percentage	62%	59%	3%

The increase in revenue during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to a $16.1 million increase in revenue in Brazil primarily related to the start-up of a project in the current year with little incremental costs, an $8.0 million increase in revenue related to contracts that commenced in 2013 in Trinidad and Iraq, a $3.8 million increase in revenue in Mexico primarily due to accelerated revenues associated with a project that terminated in the second quarter of 2014 and a $3.8 million increase in revenue in Indonesia primarily due to an increase in production. These increases in revenue were partially offset by a $7.2 million decrease in revenue in Argentina driven by devaluation of the Argentine peso in the current year partially offset by higher rates in the current year period and a $6.1 million decrease in Colombia primarily due to recognition of revenue with no incremental cost on the termination of a contract during the year ended December 31, 2013. Gross margin and gross margin percentage increased during the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to the revenue increase explained above, excluding the devaluation of the Argentine peso in the current year as the impact on gross margin and gross margin percentage was insignificant.

Aftermarket Services

(dollars in thousands)

	Years Ended December 31,		Increase
	2014	2013	(Decrease)
Revenue	$392,774	$395,600	(1)%
Cost of sales (excluding depreciation and amortization expense)	308,432	309,418	0%
Gross margin	$84,342	$86,182	(2)%
Gross margin percentage	21%	22%	(1)%

The decrease in revenue during the year ended December 31, 2014 compared to the year ended December 31, 2013 was due to a decrease in revenue in North America of $4.9 million, partially offset by increases in revenue in the Eastern Hemisphere and Latin America of $1.1 million and $1.0 million, respectively. Gross margin decreased during the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to a decrease in gross margin in North America of $4.6 million, partially offset by an increase in gross margin in the Eastern Hemisphere of $2.6 million.

Fabrication

(dollars in thousands)

	Years Ended December 31,		Increase
	2014	2013	(Decrease)
Revenue	$1,284,008	$1,660,944	(23)%
Cost of sales (excluding depreciation and amortization expense)	1,058,462	1,408,547	(25)%
Gross margin	$225,546	$252,397	(11)%
Gross margin percentage	18%	15%	3%

The decrease in revenue during the year ended December 31, 2014 compared to the year ended December 31, 2013 was due to lower revenue in North America, Latin America and the Eastern Hemisphere of $229.0 million, $83.3 million and $64.6 million, respectively. The decrease in revenue in North America was due to a decrease of $143.6 million in installation revenue primarily due to a project for one customer that was completed in 2013 and a decrease of $122.4 million in production and processing equipment revenue, partially offset by a $37.0 million increase in compressor revenue. The decrease in Latin America revenue was due to decreases of $59.2 million, $14.0 million and $10.1 million in installation revenue, production and processing equipment revenue and compressor revenue, respectively. The decrease in revenue in the Eastern Hemisphere was due to a decrease of $106.4 million in compressor revenue, partially offset by increases of $24.0 million and $17.8 million in installation revenue and production and processing equipment revenue, respectively. The decrease in gross margin was primarily caused by the revenue decrease explained above and additional costs charged to a project in North America related to a warranty expense accrual during the year ended December 31, 2014, partially offset by cost overruns on three large turnkey projects recorded during the year ended December 31, 2013. The increase in gross margin percentage was primarily caused by cost overruns on three large turnkey projects recorded during the year ended December 31, 2013, partially offset by additional costs charged to a project in North America related to a warranty expense accrual during the year ended December 31, 2014.

Costs and Expenses

(dollars in thousands)

	Years Ended December 31,		Increase
	2014	2013	(Decrease)
Selling, general and administrative	$377,754	$358,173	5%
Depreciation and amortization	386,071	327,505	18%
Long-lived asset impairment	46,679	28,637	63%
Restructuring charges	7,553	—	n/a
Interest expense	114,178	115,745	(1)%
Equity in income of non-consolidated affiliates	(14,553)	(19,000)	(23)%
Other (income) expense, net	1,747	(24,501)	(107)%

The increase in SG&A expense during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to a $14.5 million increase in compensation and benefits costs and a $5.9 million increase in state and local taxes. SG&A as a percentage of revenue was 13% and 11% during the years ended December 31, 2014 and 2013, respectively.

Depreciation and amortization expense during the year ended December 31, 2014 compared to the year ended December 31, 2013 increased primarily due to accelerated depreciation on contract operations projects in Brazil and an increase in property, plant and equipment and intangible asset additions, including the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition.

During the year ended December 31, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 310 idle compressor units, representing approximately 131,000 horsepower, previously used to provide services in our North America and international contract operations segments. As a result, we performed an impairment review and recorded a $33.3 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during 2014, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $12.7 million to reduce the book value of each unit to its estimated fair value.

During the year ended December 31, 2014, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $0.7 million on these assets.

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

As discussed in Note 2 to the Financial Statements, in November 2014, we announced that our board of directors had authorized management to pursue a plan to separate our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company. During the year ended December 31, 2014, we incurred $2.2 million of costs associated with the planned Spinoff which were primarily related to legal and consulting fees. The costs incurred in conjunction with the planned Spinoff are included in restructuring charges in our consolidated statements of operations. This separation is expected to be completed in the second half of 2015. We cannot currently estimate the total restructuring costs that will be incurred as a result of the Spinoff. See Note 15 to the Financial Statements for further discussion of these charges.

In January 2014, we announced a plan to centralize our make-ready operations to improve the cost and efficiency of our shops and further enhance the competitiveness of our fleet of compressors. As part of this plan, we examined both recent and anticipated changes in the North America market, including the throughput demand of our shops and the addition of new equipment to our fleet. To better align our costs and capabilities with the current market, we determined to close several of our make-ready shops. The centralization of our make-ready operations was completed in the second quarter of 2014. During the year ended December 31, 2014, we incurred $5.4 million of restructuring charges primarily related to termination benefits and a non-cash write-down of inventory associated with the centralization of our make-ready operations. See Note 15 to the Financial Statements for further discussion of these charges.

Interest expense during the year ended December 31, 2014 compared to the year ended December 31, 2013 decreased due to a decrease in the weighted average effective interest rate on our debt, partially offset by an increase in the average balance of long-term debt. The decrease in the weighted average effective interest rate was primarily due to the redemption of $355.0 million aggregate principal amount of 4.25% convertible senior notes (the “4.25% Notes”) in the second quarter of 2014 with borrowings from our revolving credit facility, including the impact of a decrease in amortization of the debt discount on the 4.25% Notes in the current year, partially offset by the issuance of the Partnership 2014 Notes in April 2014 and the issuance of $350.0 million aggregate principal amount of the Partnership’s 6% senior notes in March 2013 (the “Partnership 2013 Notes”).

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received payments, including an annual charge, of $14.7 million and $19.0 million during the years ended December 31, 2014 and 2013, respectively. The remaining principal amount due to us of approximately $26 million as of December 31, 2014, is payable in quarterly cash installments through the first quarter of 2016. In January 2015, we received an installment payment, including an annual charge, of $5.0 million that was due to us in December 2014. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations in the periods such payments are received.

The change in other (income) expense, net, was primarily due to a $20.0 million decrease in gain on sale of property, plant and equipment and a $6.5 million loss recognized during the year ended December 31, 2014 on short-term investments related to the purchase of Argentine government issued U.S. dollar denominated bonds using Argentine pesos. The change in other (income) expense, net, was also due to foreign currency losses of $8.8 million and $3.0 million during the years ended December 31, 2014 and 2013, respectively. Foreign currency losses included translation losses of $3.6 million and $4.3 million during the years ended December 31, 2014 and 2013, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany obligations.

Income Taxes

(dollars in thousands)

	Years Ended December 31,		Increase
	2014	2013	(Decrease)
Provision for (benefit from) income taxes	$58,657	$84,719	(31)%
Effective tax rate	52.4%	48.0%	4.4%

The decrease in income tax expense during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to a reduction in pre-tax income in the current year period, a $9.0 million valuation allowance recorded in the prior year period against the deferred tax asset for Italy net operating losses and a $3.0 million state tax benefit recognized in the current year period for amendments to prior years’ tax returns. These activities were partially offset by a $7.2 million valuation allowance recorded in the fourth quarter 2014 against foreign tax credits expiring in 2015.

Discontinued Operations

(dollars in thousands)

	Years Ended December 31,		Increase
	2014	2013	(Decrease)
Income from discontinued operations, net of tax	$72,674	$64,014	14%

Income from discontinued operations, net of tax, during the years ended December 31, 2014 and 2013 includes our operations in Venezuela that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, results from our Canadian Operations and results from our contract water treatment business.

As discussed in Note 3 to the Financial Statements, in August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas. We received installment payments, including an annual charge, totaling $72.6 million and $69.3 million during the years ended December 31, 2014 and 2013, respectively. The remaining principal amount due to us of approximately $116 million as of December 31, 2014, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In June 2012, we committed to a plan to sell our Canadian Operations. In connection with the planned disposition, we recorded impairment charges totaling $6.4 million during the year ended December 31, 2013. As discussed in Note 3 to the Financial Statements, in July 2013, we completed the sale of our Canadian Operations.

In December 2013, we abandoned our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. The abandonment of this business meets the criteria established for recognition as discontinued operations under GAAP. Therefore, our contract water treatment business is reflected as discontinued operations in our consolidated financial statements. This business was previously included in our North American contract operations business segment. During the year ended December 31, 2013, we evaluated our contract water treatment business and recorded impairment charges of $2.4 million.

Noncontrolling Interest

Noncontrolling interest comprises of the portion of the Partnership’s earnings that is applicable to the Partnership’s publicly-held limited partner interest. As of December 31, 2014, public unitholders held a 63% ownership interest in the Partnership.

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

The increase in revenue during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to an increase in revenue in the Eastern Hemisphere of $8.9 million and an increase in revenue in Latin America of $6.7 million, partially offset by a decrease in revenue in North America of $5.9 million. Gross margin increased during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to increases in gross margin in Latin America and North America, partially offset by lower gross margins on work performed in the Eastern Hemisphere during the year ended December 31, 2013.

Fabrication

(dollars in thousands)

	Years Ended December 31,		Increase
	2013	2012	(Decrease)
Revenue	$1,660,944	$1,348,417	23%
Cost of sales (excluding depreciation and amortization expense)	1,408,547	1,191,937	18%
Gross margin	$252,397	$156,480	61%
Gross margin percentage	15%	12%	3%

The increase in revenue during the year ended December 31, 2013 compared to the year ended December 31, 2012 was due to $188.9 million of higher revenue in the Eastern Hemisphere, $74.6 million of higher revenue in North America and $49.0 million of higher revenue in Latin America. The increase in revenue in the Eastern Hemisphere was due to increases of $114.3 million, $38.9 million and $35.7 million in compressor revenue, production and processing equipment revenue and installation revenue, respectively. The increase in North America revenue was due to increases of $80.7 million and $88.4 million in installation revenue and production and processing equipment revenue, respectively, partially offset by a $94.5 million decrease in compressor revenue. The increase in Latin America revenue was primarily due to an increase in installation revenue of $54.4 million. The increases in gross margin and gross margin percentage were primarily caused by the revenue increase explained above, a reduction in operating expenses from the implementation of profitability improvement initiatives and improved pricing associated with projects in North America and the Eastern Hemisphere. These improvements in results were partially offset by cost overruns on three large turnkey projects during the year ended December 31, 2013.

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

In November 2011, we announced a workforce cost reduction program across all of our business segments as a first step in a broader overall profit improvement initiative. These actions were the result of a review of our cost structure aimed at identifying ways to reduce our ongoing operating costs and adjust the size of our workforce to be consistent with then current and expected activity levels. A significant portion of the workforce cost reduction program was completed in 2011, with the remainder completed in 2012. During the year ended December 31, 2012, we incurred $6.5 million of restructuring charges primarily related to termination benefits and consulting services. See Note 15 to the Financial Statements for further discussion of these charges.

The decrease in interest expense during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to a lower average balance of long-term debt and a decrease in the weighted average effective rate on our debt. The decrease in the weighted average effective rate on our debt was primarily due to the expiration of certain interest rate swaps in the third quarter of 2012 and a decrease of $6.5 million in the amortization of terminated interest rate swaps. Additionally, during the year ended December 31, 2013, we expensed $1.6 million of unamortized deferred financing costs resulting from an amendment to the Partnership Credit Agreement and our redemption of our 4.75% convertible senior notes (the “4.75% Notes”). During the year ended December 31, 2012, we expensed $1.3 million of unamortized deferred financing costs resulting from the decrease in capacity of our revolving credit facility. The terminated interest rate swaps are being amortized into interest expense over the original terms of the swaps.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received payments, including an annual charge, of $19.0 million and $51.7 million during the years ended December 31, 2013 and 2012, respectively. The remaining principal amount due to us is payable in quarterly cash installments through the first quarter of 2016. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our combined statements of operations in the periods such payments are received.

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

As discussed in Note 3 to the Financial Statements, in June 2009, PDVSA assumed control over substantially all of our assets and operations in Venezuela. In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas for a purchase price of approximately $441.7 million. We received an initial payment of $176.7 million in cash at closing, of which we remitted $50.0 million to repay the amount we collected in January 2010 under the terms of an insurance policy we maintained for the risk of expropriation. We received installment payments, including an annual charge, totaling $69.3 million and $16.8 million during the years ended December 31, 2013 and 2012, respectively. The remaining principal amount due to us is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other. We therefore recorded a reduction in previously unrecognized tax benefits, resulting in a $15.5 million benefit reflected in income (loss) from discontinued operations, net of tax, in our consolidated statements of operations during the year ended December 31, 2012.

In June 2012, we committed to a plan to sell our Canadian Operations. In connection with the planned disposition, we recorded impairment charges totaling $6.4 million and $80.2 million during the years ended December 31, 2013 and 2012, respectively. As discussed in Note 3 to the Financial Statements, in July 2013, we completed the sale of our Canadian Operations.

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

Noncontrolling Interest

Noncontrolling interest comprises of the portion of the Partnership’s earnings that is applicable to the Partnership’s publicly-held limited partner interest. As of December 31, 2013, public unitholders held a 59% ownership interest in the Partnership.

Liquidity and Capital Resources

Our unrestricted cash balance was $39.7 million at December 31, 2014 compared to $35.7 million at December 31, 2013. Working capital increased to $655.0 million at December 31, 2014 from $580.4 million at December 31, 2013. The increase in working capital was primarily due to an increase in accounts receivable, a decrease in deferred revenue and a decrease in accrued liabilities, partially offset by a decrease in current deferred income taxes and an increase in accounts payable. The increase in accounts receivable was primarily due to increased activity in North America in the current year period, including billings on contracts acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition, and increased activity on contract operations projects in Mexico in the current year period, partially offset by a payment received during the year ended December 31, 2014 relating to a rate adjustment in Argentina that was outstanding as of December 31, 2013. The decrease in deferred revenue was primarily related to timing of fabrication projects in North America and contract operations projects in Latin America.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Years Ended December 31,
	2014	2013
Net cash provided by (used in) continuing operations:
Operating activities	$373,780	$348,668
Investing activities	(996,229)	(271,400)
Financing activities	558,481	(156,702)
Effect of exchange rate changes on cash and cash equivalents	(3,925)	(1,487)
Discontinued operations	71,967	81,985
Net change in cash and cash equivalents	$4,074	$1,064

Operating Activities.  The increase in net cash provided by operating activities during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to lower current period increases in working capital and improved gross margins in our North America contract operations and international contract operations segments, partially offset by a decrease in gross margin in our fabrication segment.

Investing Activities.  The increase in net cash used in investing activities during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily attributable to $494.8 million paid for the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition, a $150.0 million increase in capital expenditures and a $76.9 million decrease in proceeds from sale of property, plant and equipment.

Financing Activities.  The increase in net cash provided by financing activities was primarily due to $512.8 million in net borrowings during the year ended December 31, 2014 compared to $87.7 million of net repayments during the year ended December 31, 2013 of long-term debt and $169.5 million of net proceeds received during the year ended December 31, 2014 from a public offering by the Partnership of its common units. These activities were partially offset by dividends paid to Exterran stockholders of $40.3 million during the year ended December 31, 2014. We did not pay a dividend to Exterran stockholders prior to 2014.

Discontinued Operations.  The decrease in net cash provided by discontinued operations during the year ended December 31, 2014 compared to year ended December 31, 2013 was primarily attributable to proceeds of $12.3 million received from the sale of our Canadian Operations during the year ended December 31, 2013, partially offset by a $3.3 million increase in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas in the current year.

Capital Requirements.  Our contract operations business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital spending is primarily dependent on the demand for our contract operations services and the availability of the type of compression equipment required for us to render those contract operations services to our customers. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of, the following:

•          growth capital expenditures, which are made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue generating capabilities of existing or new assets, whether through construction, acquisition or modification; and

•          maintenance capital expenditures, which are made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets.

The majority of our growth capital expenditures are related to the acquisition cost of new compressor units and processing and treating equipment that we add to our fleet and installation costs on integrated projects. In addition, growth capital expenditures can also include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications for which it previously was not suited. Maintenance capital expenditures are related to major overhauls of significant components of a compressor unit, such as the engine, compressor and cooler, that return the components to a like new condition, but do not modify the applications for which the compressor unit was designed.

Growth capital expenditures were $389.7 million, $231.2 million and $261.5 million during the years ended December 31, 2014, 2013 and 2012, respectively. The increase in growth capital expenditures during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to an increase in investment in new compression equipment in North America and Latin America and an increase in installation expenditures on integrated projects in Brazil and Mexico. The decrease in growth capital expenditures during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to decreases in installation expenditures on integrated projects in the Eastern Hemisphere and Latin America and a decrease in expenditures to upgrade major components on existing compressor units in Mexico, partially offset by an increase in investment in new compression equipment in North America. The increase in growth capital expenditures in North America since 2012 has been driven primarily by increased demand for natural gas compression in certain shale plays and areas focused on the production of oil and natural gas liquids. This activity has increased the utilization of our compressor units that are more suitable to these plays.

Maintenance capital expenditures were $96.1 million, $95.2 million and $100.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. Maintenance capital expenditures remained relatively flat primarily as a result of routine scheduled overhaul activities. We intend to grow our business both organically and through third-party acquisitions. The Partnership completed the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition during the year ended December 31, 2014. If we are successful in growing our business in the future, we would expect our maintenance capital expenditures to increase over the long term.

We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $475 million to $525 million in net capital expenditures during 2015, including (1) approximately $300 million to $350 million on contract operations growth capital expenditures and (2) approximately $100 million to $110 million on equipment maintenance capital related to our contract operations business. Net capital expenditures are net of used fleet sales.

Long-Term Debt. As of December 31, 2014, we had approximately $2.0 billion in outstanding debt obligations, consisting of $375.5 million outstanding under our revolving credit facility, $350.0 million outstanding under our 7.25% senior notes, $460.0 million outstanding under the Partnership’s revolving credit facility, $150.0 million outstanding under the Partnership’s term loan facility, $345.5 million outstanding under the Partnership 2013 Notes and $344.8 million outstanding under the Partnership 2014 Notes.

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

In July 2011, we entered into a five-year, $1.1 billion senior secured revolving credit facility (the “Credit Facility”). In March 2012, we decreased the borrowing capacity under this facility to $900.0 million. As of December 31, 2014, we had $375.5 million in outstanding borrowings and $93.9 million in outstanding letters of credit under the Credit Facility. At December 31, 2014, taking into account guarantees through letters of credit, we had undrawn and available capacity of $430.6 million under the Credit Facility.

Borrowings under the Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.50% to 2.50% and (ii) in the case of base rate loans, from 0.50% to 1.50%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2014, all amounts outstanding under the Credit Facility were LIBOR loans and the applicable margin was 1.5%. The weighted average annual interest rate at both December 31, 2014 and 2013 on the outstanding balance under the Credit Facility was 1.7%. During the years ended December 31, 2014 and 2013, the average daily debt balance under the Credit Facility was $274.9 million and $202.3 million, respectively.

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

The Credit Facility contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We are also subject to financial covenants, including a ratio of Adjusted EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 4.0 to 1.0. As of December 31, 2014, we maintained a 14.8 to 1.0 Adjusted EBITDA to Total Interest Expense ratio, a 1.6 to 1.0 consolidated Total Debt to Adjusted EBITDA ratio and a 0.8 to 1.0 Senior Secured Debt to Adjusted EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of December 31, 2014, we were in compliance with all financial covenants under the Credit Facility.

In November 2010, we issued $350.0 million aggregate principal amount of 7.25% senior notes (the “7.25% Notes”). The 7.25% Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries that guarantee indebtedness under the Credit Facility and certain of our future subsidiaries. The Partnership and its subsidiaries have not guaranteed the 7.25% Notes. The 7.25% Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 7.25% Notes and guarantees are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of our non-guarantor subsidiaries. Effective December 1, 2014, we may redeem all or a part of the 7.25% Notes at redemption prices (expressed as percentages of principal amount) equal to 103.625% for the twelve-month period beginning on December 1, 2014, 101.813% for the twelve-month period beginning on December 1, 2015 and 100.000% for the twelve-month period beginning on December 1, 2016 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date of the 7.25% Notes.

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

In connection with the offering of the 4.25% Notes, we purchased call options on our stock at approximately $22.98 per share of common stock, after taking into consideration dividends declared, and sold warrants on our stock at approximately $32.19 per share of common stock, after taking into consideration dividends declared. These transactions economically adjust the effective conversion price to $32.19 for $325.0 million of the 4.25% Notes. In June 2014, we exercised our call options to acquire 6.5 million shares of our common stock. The cost of the common shares acquired was recorded as treasury stock in our consolidated balance sheets based on the original cost of the call options of $89.4 million. Counterparties to our warrants have the right to exercise the warrants in equal installments for 80 trading days which began in September 2014. During the year ended December 31, 2014, 1.6 million common shares were issued out of treasury stock pursuant to warrants exercised.

In November 2010, the Partnership amended and restated its Partnership Credit Agreement to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. The Partnership amended the Partnership Credit Agreement in March 2013 to reduce the borrowing capacity under its revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. As of December 31, 2014, the Partnership had undrawn and available capacity of $190.0 million under its revolving credit facility.

The Partnership’s revolving credit and term loan facilities bear interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2014, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance under these facilities at December 31, 2014 and 2013, excluding the effect of interest rate swaps, was 2.7% and 2.2%, respectively. During the years ended December 31, 2014 and 2013, the average daily debt balance under these facilities was $438.5 million and $450.2 million, respectively.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Agreement). As of December 31, 2014, subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the Partnership Credit Agreement could be increased by up to an additional $300 million. In February 2015, the Partnership executed an amendment to the Partnership Credit Agreement, which among other things, increases the borrowing capacity under its revolving credit facility by $250.0 million to $900.0 million.

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Partnership Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the August 2014 MidCon Acquisition closed during the third quarter of 2014, the Partnership’s Total Debt to EBITDA ratio threshold was temporarily increased to 5.5 to 1.0 during the quarter ended September 30, 2014 and will continue at that level through March 31, 2015, reverting to 5.25 to 1.0 for the quarter ending June 30, 2015 and subsequent quarters. As of December 31, 2014, the Partnership maintained a 5.2 to 1.0 EBITDA to Total Interest Expense ratio, a 4.3 to 1.0 Total Debt to EBITDA ratio and a 2.0 to 1.0 Senior Secured Debt to EBITDA ratio. A material adverse effect with respect to the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts the Partnership’s ability to perform its obligations under the Partnership Credit Agreement, could lead to a default under that agreement. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreements, which would accelerate the Partnership’s obligation to repay its indebtedness under those agreements. As of December 31, 2014, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

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

In April 2014, the Partnership issued $350.0 million aggregate principal amount of the Partnership 2014 Notes. The Partnership received net proceeds of $337.4 million, after original issuance discount and issuance costs, from this offering, which it used to fund a portion of the April 2014 MidCon Acquisition and repay borrowings under its revolving credit facility. The Partnership 2014 Notes were issued at an original issuance discount of $5.7 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. In February 2015, holders of the Partnership 2014 Notes exchanged their Partnership 2014 Notes for registered notes with the same terms.

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

The Partnership has entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with its variable rate debt. At December 31, 2014, the Partnership was a party to interest rate swaps with a notional value of $400.0 million pursuant to which it makes fixed payments and receives floating payments. The Partnership’s interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2019. As of December 31, 2014, the weighted average effective fixed interest rate on the interest rate swaps was 1.6%. See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of this report for further discussion of the interest rate swap agreements.

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

Argentina’s current regulations restrict foreign exchange, including exchanging Argentine pesos for U.S. dollars in certain cases. As a result, we are unable to freely repatriate earnings from Argentina and therefore the cash flow from our operations in Argentina may not be a reliable source of funding for our operations outside of Argentina, which could limit our ability to grow. In addition, our inability to exchange Argentine pesos for U.S. dollars subjects us to risk of currency devaluation on future earnings in Argentina. During 2014, we used Argentine pesos to purchase certain short-term investments in Argentine government issued U.S. dollar denominated bonds. The effective peso to U.S. dollar exchange rate embedded in the purchase price of these bonds resulted in our recognition of a loss during the year ended December 31, 2014 of $6.5 million, which is included in other (income) expense, net, in our consolidated statements of operations. As of December 31, 2014, $16.0 million of our cash was in Argentina.

Dividends.  On January 30, 2015, our board of directors declared a quarterly dividend of $0.15 per share of common stock, which was paid on February 17, 2015 to stockholders of record at the close of business on February 9, 2015. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

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

On January 29, 2015, Exterran GP LLC’s board of directors approved a cash distribution by the Partnership of $0.5575 per limited partner unit, or approximately $35.3 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from October 1, 2014 through December 31, 2014. The record date for this distribution was February 9, 2015 and payment was made on February 13, 2015.

Contractual Obligations.  The following table summarizes our cash contractual obligations as of December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt(1):
Revolving credit facility due July 2016	$375,500	$—	$375,500	$—	$—
Partnership’s revolving credit facility due May 2018	460,000	—	—	460,000	—
Partnership’s term loan facility due May 2018	150,000	—	—	150,000	—
Partnership’s 6% senior notes due April 2021(2)	350,000	—	—	—	350,000
Partnership’s 6% senior notes due October 2022(3)	350,000	—	—	—	350,000
7.25% senior notes due December 2018	350,000	—	—	350,000	—
Other	1,107	—	463	468	176
Total long-term debt	2,036,607	—	375,963	960,468	700,176
Interest on long-term debt(4)	482,552	97,912	184,806	115,834	84,000
Purchase commitments	528,069	527,159	910	—	—
Facilities and other operating leases	62,669	14,479	20,571	8,978	18,641
Total contractual obligations	$3,109,897	$639,550	$582,250	$1,085,280	$802,817

(1)                  For more information on our long-term debt, see Note 11 to the Financial Statements.

(2)                  Amounts represent the full face value of the Partnership 2013 Notes and are not reduced by the unamortized discount of $4.5 million as of December 31, 2014.

(3)                  Amounts represent the full face value of the Partnership 2014 Notes and are not reduced by the unamortized discount of $5.2 million as of December 31, 2014.

(4)                  Interest amounts calculated using interest rates in effect as of December 31, 2014, including the effect of interest rate swaps.

At December 31, 2014, $14.6 million of unrecognized tax benefits (including discontinued operations) have been recorded as liabilities in accordance with the accounting standard for income taxes related to uncertain tax positions and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $3.3 million (including discontinued operations).

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

Allowances and Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2014, 2013 and 2012, we recorded bad debt expense of $2.4 million, $2.2 million and $8.8 million, respectively. A five percent change in the allowance for doubtful accounts would have had an impact on income (loss) before income taxes of approximately $0.2 million during the year ended December 31, 2014.

Inventory is a significant component of current assets and is stated at the lower of cost or market. This requires us to record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions and production requirements. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. During 2014, 2013, and 2012, we recorded $8.0 million, $4.5 million and $1.0 million, respectively, in inventory write-downs and reserves for inventory which was obsolete, excess or carried at a price above market value. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. A five percent change in this inventory reserve balance would have had an impact on income (loss) before income taxes of approximately $1.0 million during the year ended December 31, 2014.

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

Revenue Recognition — Percentage-of-Completion Accounting

We recognize revenue and profit for our fabrication operations as work progresses on long-term contracts using the percentage-of-completion method when the applicable criteria are met, which relies on estimates of total expected contract revenue and costs. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made and because the fabrication projects usually last several months. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. The typical duration of these projects is three to 24 months. Due to the long-term nature of some of our jobs, developing the estimates of cost often requires significant judgment.

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

Factors that must be considered in estimating the work to be completed and ultimate profit include labor productivity and availability, the nature and complexity of work to be performed, the impact of change orders, availability of raw materials and the impact of delayed performance. If the aggregate combined cost estimates for uncompleted contracts that are recognized using the percentage-of-completion method in our fabrication businesses had been higher or lower by 1% in 2014, our income before income taxes would have decreased or increased by approximately $8.1 million. As of December 31, 2014, we had recognized approximately $134.6 million in estimated earnings on uncompleted contracts.

Contingencies and Litigation

We are substantially self-insured for workers’ compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. In addition, we currently have a minimal amount of insurance on our offshore assets. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the timeliness of reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known. As of December 31, 2014 and 2013, we had recorded approximately $6.4 million and $8.7 million, respectively, in insurance claim reserves.

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

The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. We regularly assess and, if required, establish accruals for income tax as well as non-income tax contingencies pursuant to the applicable accounting standards that could result from assessments of additional tax by taxing jurisdictions in countries where we operate. Tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2014 and 2013, we had recorded approximately $27.1 million and $30.7 million (including penalties and interest and discontinued operations), respectively, of accruals for tax contingencies. Of these amounts, $17.9 million and $14.6 million, respectively, are accrued for income taxes and $9.2 million and $16.1 million, respectively, are accrued for non-income based taxes. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

Recent Accounting Pronouncements

See Note 23 to the Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks primarily associated with foreign currency exchange rates and changes in interest rates under our financing arrangements. We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.

We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign currency loss of $8.8 million and $3.0 million in our consolidated statements of operations during the years ended December 31, 2014 and 2013, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

Argentina’s current regulations restrict foreign exchange, including exchanging Argentine pesos for U.S. dollars in certain cases. As a result, we are unable to freely repatriate earnings from Argentina and therefore the cash flow from our operations in Argentina may not be a reliable source of funding for our operations outside of Argentina, which could limit our ability to grow. In addition, our inability to exchange Argentine pesos for U.S. dollars subjects us to risk of currency devaluation on future earnings in Argentina. During 2014, we used Argentine pesos to purchase certain short-term investments in Argentine government issued U.S. dollar denominated bonds. The effective peso to U.S. dollar exchange rate embedded in the purchase price of these bonds resulted in our recognition of a loss during the year ended December 31, 2014 of $6.5 million, which is included in other (income) expenses, net, in our consolidated statements of operations. As of December 31, 2014, $16.0 million of our cash was in Argentina.

As of December 31, 2014, after taking into consideration interest rate swaps, we had $585.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2014 would result in an annual increase in our interest expense of approximately $5.9 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 12 to the Financial Statements.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary information specified by this Item are presented in Part IV, Item 15 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of December 31, 2014 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a-15(c) and 15d-15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of internal control over financial reporting as of December 31, 2014 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found within this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Exterran Holdings, Inc.

Houston, Texas

We have audited the internal control over financial reporting of Exterran Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2015

Item 9B.  Other Information

Fifth Amendment to Third Amended and Restated Omnibus Agreement

On February 23, 2015, we entered into a Fifth Amendment to Third Amended and Restated Omnibus Agreement (the “Omnibus Amendment”) with Exterran Energy Solutions, L.P., Exterran GP LLC (“GP LLC”), Exterran General Partner, L.P. (“GP”), EXLP Operating LLC and the Partnership. The omnibus agreement governs several relationships between us and the Partnership, including:

•                  Certain agreements not to compete between us and our affiliates, on the one hand, and the Partnership and its affiliates, on the other hand;

•                  Our obligation to provide all operational staff, corporate staff and support services reasonably necessary to run the Partnership’s business and the Partnership’s obligation to reimburse us for the provision of such services;

•                  The terms under which we, the Partnership and our respective affiliates may transfer, exchange or lease compression equipment;

•                  The terms under which the Partnership may purchase newly-fabricated compression equipment from our affiliates;

•                  Our licensing of certain intellectual property to the Partnership, including our and the Partnership’s logos; and

•                  The Partnership’s obligation to indemnify us for certain liabilities, and our obligation to indemnify the Partnership for certain liabilities.

The omnibus agreement, as amended, is hereby incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

The Omnibus Amendment amends the omnibus agreement to, among other things, extend the terms of certain non-competition and equipment transfer provisions such that they will now terminate on December 31, 2015.

Each of the parties to the omnibus agreement, other than us, is our direct or indirect subsidiary. As a result, certain individuals, including our officers and officers and directors of GP LLC, serve as officers and/or directors of more than one of such entities. Also, we hold an approximate 35% limited partner interest in the Partnership through our subsidiaries and an approximate 2% general partner interest and incentive distribution rights in the Partnership through our indirect ownership of GP, the general partner of the Partnership.

The Omnibus Amendment is filed as Exhibit 10.24 to this report and incorporated herein by reference.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2014, with respect to the Exterran compensation plans under which our common stock is authorized for issuance, aggregated as follows:

(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(#)	($)	(#)
Equity compensation plans approved by security holders(1)	1,106,031	30.18	5,759,107
Equity compensation plans not approved by security holders(2)	71,376	10.21	54,847
Total	1,177,407		5,813,954

(1)                  Comprised of the Exterran Holdings, Inc. 2013 Stock Incentive Plan (the “2013 Plan”), the Exterran Holdings, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) and the Exterran Holdings, Inc. Employee Stock Purchase Plan. In addition to the outstanding options, as of December 31, 2014 there were 148,234 restricted stock units, payable in common stock upon vesting, outstanding under the 2007 Plan and the 2013 Plan. No additional grants may be made under the 2007 Plan.

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

The following equity grants are outstanding under Legacy Plans that were approved by security holders:

	Number of Shares
	Reserved for Issuance
	Upon the Exercise of	Weighted-
	Outstanding Stock	Average	Shares Available
	Options	Exercise Price	for Future Grants
Plan Category	(#)	($)	(#)
Hanover Compressor Company 2003 Stock Incentive Plan	22,696	36.86	None
Universal Compression Holdings, Inc. Incentive Stock Option Plan	294,970	50.76	None

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

Exhibit No.	Description
10.14

First Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 7, 2012, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on March 13, 2012

10.15

Third Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 27, 2013, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on March 28, 2013

10.16

Fourth Amendment to Amended and Restated Senior Secured Credit Agreement, dated February 4, 2015, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on February 5, 2015

10.17

Amended and Restated Guaranty Agreement, dated as of November 3, 2010, made by Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.18

Amended and Restated Collateral Agreement, dated as of November 3, 2010, made by EXLP Operating LLC, Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.19

Third Amended and Restated Omnibus Agreement, dated June 10, 2011, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.20

First Amendment to Third Amended and Restated Omnibus Agreement, dated March 8, 2012, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P. (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.21

Second Amendment to Third Amended and Restated Omnibus Agreement, dated March 31, 2013, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2013

10.22

Third Amendment to Third Amended and Restated Omnibus Agreement, dated April 10, 2014, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014

10.23

Fourth Amendment to Third Amended and Restated Omnibus Agreement, dated August 15, 2014, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.24*

Fifth Amendment to Third Amended and Restated Omnibus Agreement, dated February 23, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC

10.25

Office Lease Agreement by and between RFP Lincoln Greenspoint, LLC and Exterran Energy Solutions, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 30, 2007

10.26†	Exterran Holdings, Inc. 2013 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 19, 2013
10.27†	Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2009
10.28†

Amendment No. 1 to Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2009

10.29†

Amendment No. 2 to Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

Exhibit No.	Description
10.30†

Amendment No. 3 to the Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2010

10.31†

Amendment No. 4 to the Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed March 29, 2011

10.32†	Exterran Holdings, Inc. 2011 Employment Inducement Long-Term Equity Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed November 4, 2011
10.33†	Exterran Holdings, Inc. Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.16 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.34†

First Amendment to Exterran Holdings, Inc. Directors’ Stock and Deferral Plan, incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

10.35†	Exterran Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.36†	Amendment No. 1 to the Exterran Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Annex D to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed March 29, 2011
10.37†	Amendment No. 2 to the Exterran Holdings, Inc. Employee Stock Purchase Plan, incorporated by reference to Annex C to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed March 29, 2011
10.38†	Exterran Holdings, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10.39†	Exterran Employees’ Supplemental Savings Plan, incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
10.40†

First Amendment to Universal Compression, Inc. 401(k) Retirement and Savings Plan, incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.’s Current Report on Form 8-K filed on August 3, 2007

10.41†

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

10.43†

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
10.56†

Form of Exterran Holdings, Inc. Change of Control Agreement (Messrs. Schlanger and Wayne), incorporated by reference to Exhibit 10.19 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007

10.57†

Form of First Amendment to Exterran Holdings, Inc. Change of Control Agreement (Messrs. Schlanger and Wayne), incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

10.58†

Form of Second Amendment to Exterran Holdings, Inc. Change of Control Agreement (Messrs. Schlanger and Wayne), incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013

Exhibit No.	Description
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

10.61†	Form of Exterran Holdings, Inc. Change of Control Agreement (Mr. Reimer), incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013
10.62†

Form of First Amendment to Exterran Holdings, Inc. Change of Control Agreement (Messrs. Austin, Childers and Reimer), incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013

10.63†

Form of Exterran Holdings, Inc. Severance Benefit Agreement (Messrs. Childers, Reimer, Schlanger and Wayne), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

10.64†

Form of Exterran Holdings, Inc. Award Notice and Agreement for Time-Vested Incentive Stock Option for Officers, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.65†

Form of Exterran Holdings, Inc. Award Notice and Agreement for Time-Vested Non-Qualified Stock Option, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.66†

Form of Exterran Holdings, Inc. Award Notice and Agreement for Time-Vested Restricted Stock, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.67†

Form of Exterran Holdings, Inc. Award Notice and Agreement for Time-Vested Cash-Settled Restricted Stock Units, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.68†

Form of Exterran Holdings, Inc. Award Notice and Agreement for Time-Vested Stock-Settled Restricted Stock Units, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.69†	Form of Exterran Holdings, Inc. Award Notice and Agreement for Performance Units, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014
10.70†

Form of Exterran Holdings, Inc. Award Notice and Agreement for Common Stock Award for Non-Employee Directors, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.71†	Offer Letter, dated December 6, 2011, to D. Bradley Childers, incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011
10.72†	Offer Letter, dated September 10, 2014, to Jon C. Biro, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exterran Holdings, Inc.

/s/ D. BRADLEY CHILDERS
Name: D. Bradley Childers
Title: President and Chief Executive Officer

Date: February 26, 2015

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints D. Bradley Childers, Jon C. Biro, Kenneth R. Bickett and Donald C. Wayne, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2015.

Signature	Title

/s/ D. BRADLEY CHILDERS	President and Chief Executive Officer and Director
D. Bradley Childers	(Principal Executive Officer)

/s/ JON C. BIRO	Senior Vice President and Chief Financial
Jon C. Biro	Officer (Principal Financial Officer)

/s/ KENNETH R. BICKETT	Vice President and Controller
Kenneth R. Bickett	(Principal Accounting Officer)

/s/ WILLIAM M. GOODYEAR	Director
William M. Goodyear

/s/ GORDON T. HALL	Director
Gordon T. Hall

/s/ J.W.G. HONEYBOURNE	Director
J.W.G. Honeybourne

/s/ MARK A. MCCOLLUM	Director
Mark A. McCollum

/s/ STEPHEN M. PAZUK	Director
Stephen M. Pazuk

/s/ JOHN P. RYAN	Director
John P. Ryan

/s/ CHRISTOPHER T. SEAVER	Director
Christopher T. Seaver

/s/ MARK R. SOTIR	Director
Mark R. Sotir

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Exterran Holdings, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Exterran Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2014 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2015

EXTERRAN HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$39,739	$35,665
Restricted cash	1,490	1,269
Accounts receivable, net of allowance of $4,419 and $8,605, respectively	558,042	476,792
Inventory, net	403,571	413,927
Costs and estimated earnings in excess of billings on uncompleted contracts	120,938	117,175
Current deferred income taxes	79,856	117,576
Other current assets	61,503	58,285
Current assets associated with discontinued operations	537	442
Total current assets	1,265,676	1,221,131
Property, plant and equipment, net	3,326,892	2,820,272
Goodwill	3,738	—
Intangible and other assets, net	243,372	164,836
Long-term assets associated with discontinued operations	17,469	20,918
Total assets	$4,857,147	$4,227,157

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$203,306	$177,289
Accrued liabilities	259,759	278,949
Deferred revenue	69,310	93,310
Billings on uncompleted contracts in excess of costs and estimated earnings	76,277	87,925
Current liabilities associated with discontinued operations	2,066	3,233
Total current liabilities	610,718	640,706
Long-term debt	2,026,902	1,502,155
Deferred income taxes	187,445	198,353
Other long-term liabilities	78,720	72,068
Long-term liabilities associated with discontinued operations	317	447
Total liabilities	2,904,102	2,413,729
Commitments and contingencies (Note 22)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 73,808,200 and 72,500,773 shares issued, respectively	738	725
Additional paid-in capital	3,715,586	3,769,429
Accumulated other comprehensive income	15,865	30,078
Accumulated deficit	(1,866,397)	(1,924,244)
Treasury stock — 4,963,013 and 6,582,068 common shares, at cost, respectively	(68,532)	(213,898)
Total Exterran stockholders’ equity	1,797,260	1,662,090
Noncontrolling interest	155,785	151,338
Total equity	1,953,045	1,813,428
Total liabilities and equity	$4,857,147	$4,227,157

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenues:
North America contract operations	$729,103	$627,844	$596,011
International contract operations	493,853	476,016	463,957
Aftermarket services	392,774	395,600	385,861
Fabrication	1,284,008	1,660,944	1,348,417
	2,899,738	3,160,404	2,794,246
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	316,142	282,489	284,703
International contract operations	185,408	196,944	184,608
Aftermarket services	308,432	309,418	303,590
Fabrication	1,058,462	1,408,547	1,191,937
Selling, general and administrative	377,754	358,173	375,647
Depreciation and amortization	386,071	327,505	346,177
Long-lived asset impairment	46,679	28,637	136,614
Restructuring charges	7,553	—	6,471
Interest expense	114,178	115,745	134,376
Equity in income of non-consolidated affiliates	(14,553)	(19,000)	(51,483)
Other (income) expense, net	1,747	(24,501)	506
	2,787,873	2,983,957	2,913,146
Income (loss) before income taxes	111,865	176,447	(118,900)
Provision for (benefit from) income taxes	58,657	84,719	(45,755)
Income (loss) from continuing operations	53,208	91,728	(73,145)
Income from discontinued operations, net of tax	72,674	64,014	35,976
Net income (loss)	125,882	155,742	(37,169)
Less: Net income attributable to the noncontrolling interest	(27,716)	(32,578)	(2,317)
Net income (loss) attributable to Exterran stockholders	$98,166	$123,164	$(39,486)

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran common stockholders	$0.38	$0.90	$(1.19)
Income from discontinued operations attributable to Exterran common stockholders	1.08	0.98	0.57
Net income (loss) attributable to Exterran common stockholders	$1.46	$1.88	$(0.62)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran common stockholders	$0.36	$0.89	$(1.19)
Income from discontinued operations attributable to Exterran common stockholders	1.04	0.97	0.57
Net income (loss) attributable to Exterran common stockholders	$1.40	$1.86	$(0.62)

Weighted average common shares outstanding used in income (loss) per common share:
Basic	66,234	64,454	63,436
Diluted	69,090	65,003	63,436

Dividends declared and paid per common share	$0.60	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$125,882	$155,742	$(37,169)
Other comprehensive income (loss), net of tax:
Derivative gain (loss), net of reclassifications to earnings	(3,366)	5,207	5,879
Adjustments from changes in ownership of Partnership	65	(703)	360
Amortization of terminated interest rate swaps	2,944	2,713	6,947
Foreign currency translation adjustment	(14,648)	4,531	3,762
Total other comprehensive income (loss)	(15,005)	11,748	16,948
Comprehensive income (loss)	110,877	167,490	(20,221)
Less: Comprehensive income attributable to the noncontrolling interest	(26,924)	(38,157)	(1,415)
Comprehensive income (loss) attributable to Exterran stockholders	$83,953	$129,333	$(21,636)

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Exterran Holding, Inc. Stockholders
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Treasury Stock		Accumulated	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Deficit	Interest	Total
Balance, January 1, 2012	70,407,010	$704	$3,645,332	$6,059	(6,143,589)	$(206,937)	$(2,007,922)	$242,806	$1,680,042
Treasury stock purchased					(157,233)	(2,422)			(2,422)
Options exercised	34,285		562						562
Shares issued in employee stock purchase plan	132,784	1	1,634						1,635
Stock-based compensation, net of forfeitures	717,151	8	15,373		(75,604)			589	15,970
Income tax benefit from stock-based compensation expense			(1,345)						(1,345)
Net proceeds from the sale of Partnership units, net of tax			49,202					35,920	85,122
Cash distribution to noncontrolling unitholders of the Partnership								(57,084)	(57,084)
Comprehensive income (loss):
Net income (loss)							(39,486)	2,317	(37,169)
Derivatives gain (loss), net of reclassifications to earnings and tax				6,781				(902)	5,879
Adjustments from changes in ownership of Partnership				360					360
Amortization of terminated interest rate swaps, net of tax				6,947					6,947
Foreign currency translation adjustment				3,762					3,762
Balance at December 31, 2012	71,291,230	$713	$3,710,758	$23,909	(6,376,426)	$(209,359)	$(2,047,408)	$223,646	$1,702,259
Treasury stock purchased					(173,267)	(4,539)			(4,539)
Options exercised	459,416	4	8,317						8,321
Shares issued in employee stock purchase plan	66,259	1	1,631						1,632
Stock-based compensation, net of forfeitures	683,868	7	15,509		(32,375)			732	16,248
Income tax benefit from stock-based compensation expense			1,782						1,782
Adjustments from changes in ownership of Partnership			31,573					(49,238)	(17,665)
Cash distribution to noncontrolling unitholders of the Partnership								(61,959)	(61,959)
Other			(141)						(141)
Comprehensive income (loss):
Net income							123,164	32,578	155,742
Derivatives gain (loss), net of reclassifications to earnings and tax				(372)				5,579	5,207
Adjustments from changes in ownership of Partnership				(703)					(703)
Amortization of terminated interest rate swaps, net of tax				2,713					2,713
Foreign currency translation adjustment				4,531					4,531
Balance at December 31, 2013	72,500,773	$725	$3,769,429	$30,078	(6,582,068)	$(213,898)	$(1,924,244)	$151,338	$1,813,428
Treasury stock purchased					(172,232)	(7,044)			(7,044)
Options exercised	729,685	7	12,812						12,819
Cash dividends							(40,319)		(40,319)
Shares issued in employee stock purchase plan	50,232		1,812						1,812
Stock-based compensation, net of forfeitures	466,011	5	17,844		(42,213)			1,167	19,016
Income tax benefit from stock-based compensation expense			6,586						6,586
Net proceeds from the sale of Partnership units, net of tax			74,521					51,212	125,733
Cash distribution to noncontrolling unitholders of the Partnership								(74,856)	(74,856)
Redemption of convertible debt	61,499	1	(234,219)		6,711,587	219,211			(15,007)
Shares acquired from exercise of call options			89,407		(6,522,301)	(89,407)			—
Shares issued for exercise of warrants			(22,606)		1,644,214	22,606			—
Comprehensive income (loss):
Net income							98,166	27,716	125,882
Derivatives loss, net of reclassifications to earnings and tax				(2,574)				(792)	(3,366)
Adjustments from changes in ownership of Partnership				65					65
Amortization of terminated interest rate swaps, net of tax				2,944					2,944
Foreign currency translation adjustment				(14,648)					(14,648)
Balance at December 31, 2014	73,808,200	$738	$3,715,586	$15,865	(4,963,013)	$(68,532)	$(1,866,397)	$155,785	$1,953,045

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$125,882	$155,742	$(37,169)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	386,071	327,505	346,177
Long-lived asset impairment	46,679	28,637	136,614
Amortization of deferred financing costs	5,994	7,690	7,243
Income from discontinued operations, net of tax	(72,674)	(64,014)	(35,976)
Amortization of debt discount	12,380	23,407	20,523
Provision for doubtful accounts	2,503	2,859	8,754
Gain on sale of property, plant and equipment	(7,479)	(27,433)	(4,677)
Loss on sale of businesses	961	—	—
Equity in income of non-consolidated affiliates	(14,553)	(19,000)	(51,483)
Amortization of terminated interest rate swaps	4,530	4,174	10,688
Interest rate swaps	397	334	—
Loss on remeasurement of intercompany balances	3,614	4,313	7,406
Stock-based compensation expense	19,016	16,248	15,381
Deferred income tax provision	(8,595)	21,862	(77,264)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and notes	(88,549)	(31,384)	(11,531)
Inventory	17,115	(27,269)	(34,800)
Costs and estimated earnings versus billings on uncompleted contracts	(17,078)	(36,539)	44,359
Other current assets	(4,901)	33,149	9,452
Accounts payable and other liabilities	(7,555)	(34,143)	30,067
Deferred revenue	(11,012)	(16,426)	5,288
Other	(18,966)	(21,044)	(5,790)
Net cash provided by continuing operations	373,780	348,668	383,262
Net cash provided by discontinued operations	5,589	7,036	6,663
Net cash provided by operating activities	379,369	355,704	389,925

Cash flows from investing activities:
Capital expenditures	(541,695)	(391,725)	(428,731)
Proceeds from sale of property, plant and equipment	24,373	101,311	35,989
Proceeds from sale of businesses	1,516	—	—
Payments for business acquisitions	(494,755)	—	—
Return of investments in non-consolidated affiliates	14,750	19,000	51,707
(Increase) decrease in restricted cash	(221)	14	(162)
Cash invested in non-consolidated affiliates	(197)	—	(224)
Net cash used in continuing operations	(996,229)	(271,400)	(341,421)
Net cash provided by discontinued operations	66,378	74,949	135,970
Net cash used in investing activities	(929,851)	(196,451)	(205,451)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	2,240,299	2,108,037	1,878,000
Repayments of long-term debt	(1,727,500)	(2,195,750)	(2,106,639)
Payments for debt issuance costs	(6,986)	(12,147)	(1,011)
Payments above face value for redemption of convertible debt	(15,007)	—	—
Payments for settlement of interest rate swaps that include financing elements	(3,793)	(2,207)	—
Net proceeds from the sale of Partnership units	169,471	—	114,530
Proceeds from stock options exercised	12,819	8,321	562
Proceeds from stock issued pursuant to our employee stock purchase plan	1,812	1,632	1,635
Purchases of treasury stock	(7,044)	(4,539)	(2,422)
Dividends to Exterran stockholders	(40,319)	—	—
Stock-based compensation excess tax benefit	9,585	1,910	1,139
Distributions to noncontrolling partners in the Partnership	(74,856)	(61,959)	(57,084)
Net cash provided by (used in) financing activities	558,481	(156,702)	(171,290)

Effect of exchange rate changes on cash and cash equivalents	(3,925)	(1,487)	(486)
Net increase in cash and cash equivalents	4,074	1,064	12,698
Cash and cash equivalents at beginning of period	35,665	34,601	21,903
Cash and cash equivalents at end of period	$39,739	$35,665	$34,601

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized amounts	$89,312	$80,775	$95,416
Income taxes paid, net	$57,920	$54,478	$29,089

Supplemental disclosure of non-cash transactions:
Accrued capital expenditures	$31,994	$13,360	$21,692
Treasury shares issued for redemption of convertible debt	$219,211	$—	$—
Shares acquired from exercise of call options	$(89,407)	$—	$—
Treasury shares issued for exercise of warrants	$22,606	$—	$—

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

On November 17, 2014, we announced that our board of directors had authorized management to pursue a plan to separate (the “Spinoff”) our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company (“Spinco”). Unless otherwise indicated, the financial statements and related footnote disclosures within this report exclude the potential future impact of the proposed Spinoff transaction, if consummated. The effect of the proposed Spinoff transaction could significantly change and materially impact future disclosures, results of operations, balance sheet and cash flow positions. See Note 2 for further discussion of the proposed Spinoff transaction.

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

Restricted Cash

Restricted cash as of December 31, 2014 and 2013 consists of cash that contractually is not available for immediate use. Restricted cash is presented separately from cash and cash equivalents in the consolidated balance sheets and statements of cash flows.

Revenue Recognition

Contract operations revenue is recognized when earned, which generally occurs monthly when service is provided under our customer contracts. Aftermarket services revenue is recognized as products are delivered and title is transferred or services are performed for the customer.

Fabrication revenue is recognized using the percentage-of-completion method when the applicable criteria are met. We estimate percentage-of-completion for compressor and accessory fabrication on a direct labor hour to total labor hour basis. We estimate production and processing equipment fabrication percentage-of-completion using the direct labor hour to total labor hour basis and the cost to total cost basis. The duration of these projects is typically between three and 24 months. Fabrication revenue is recognized using the completed contract method when the applicable criteria of the percentage-of-completion method are not met. Fabrication revenue from a claim is recognized to the extent that costs related to the claim have been incurred, when collection is probable and can be reliably estimated.

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

We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2014, 2013 and 2012, we recorded bad debt expense of $2.4 million, $2.2 million and $8.8 million, respectively.

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

Goodwill

Goodwill acquired in connection with business combinations represents the excess of consideration over the fair value of tangible and identifiable intangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed, as well as in determining the allocation of goodwill to the appropriate reporting unit.

We review the carrying value of our goodwill in the fourth quarter of every year, or whenever events indicate impairment may have occurred, to determine if the estimated recoverable value of the reporting unit exceeds its net carrying value (including the applicable goodwill).

A qualitative assessment is performed to determine whether it is more likely than not that the fair value of the reporting unit is impaired. If it is more likely than not, we perform a goodwill impairment test. We determine the fair value of the reporting unit using both the expected present value of future cash flows and a market approach. Each approach is weighted 50% in determining our calculated fair value. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the reporting unit’s earnings before interest expense, provision for income taxes and depreciation and amortization expense. Significant estimates for the reporting unit included in our impairment analysis are our cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples. Changes in forecasts, cost of capital and market multiples could affect the estimated fair value of the reporting unit and result in a goodwill impairment charge in a future period.

Management must apply judgment in determining the estimated fair value of the reporting unit for purposes of performing a goodwill impairment test. Management uses all available information to make this fair value determination, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets.

For the year ended December 31, 2014, we determined that there was no impairment of goodwill.

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

Foreign Currency Translation

The financial statements of subsidiaries outside the U.S., except those for which we have determined that the U.S. dollar is the functional currency, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting gains and losses from the translation of accounts into U.S. dollars are included in accumulated other comprehensive income (loss) on our consolidated balance sheets. For all subsidiaries, gains and losses from remeasuring foreign currency accounts into the functional currency are included in other (income) expense, net, in our consolidated statements of operations. We recorded a foreign currency loss of $8.8 million, $3.0 million and $8.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. Included in our foreign currency loss was $3.6 million, $4.3 million and $7.4 million of non-cash losses from foreign currency exchange rate changes recorded on intercompany obligations during the years ended December 31, 2014, 2013 and 2012, respectively.

Argentina’s current regulations restrict foreign exchange, including exchanging Argentine pesos for U.S. dollars in certain cases, which has impacted our ability to freely repatriate cash generated in Argentina to fund our other operations. During 2014, we used Argentine pesos to purchase certain short-term investments in Argentine government issued U.S. dollar denominated bonds. The effective peso to U.S. dollar exchange rate embedded in the purchase price of these bonds resulted in our recognition of a loss during the year ended December 31, 2014 of $6.5 million, which is included in other (income) expense, net, in our consolidated statements of operations.

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

The following table summarizes net income (loss) attributable to Exterran common stockholders used in the calculation of basic and diluted income (loss) per common share (in thousands):

	Years Ended December 31,
	2014	2013	2012
Income (loss) from continuing operations attributable to Exterran stockholders	$25,492	$59,150	$(75,462)
Income from discontinued operations, net of tax	72,674	64,014	35,976
Less: Net income attributable to participating securities	(1,513)	(2,253)	—
Net income (loss) attributable to Exterran common stockholders	$96,653	$120,911	$(39,486)

The following table shows the potential shares of common stock that were included in computing diluted income (loss) attributable to Exterran common stockholders per common share (in thousands):

	Years Ended December 31,
	2014	2013	2012
Weighted average common shares outstanding including participating securities	67,175	65,655	64,737
Less: Weighted average participating securities outstanding	(941)	(1,201)	(1,301)
Weighted average common shares outstanding — used in basic income (loss) per common share	66,234	64,454	63,436
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	490	547	*
On settlement of employee stock purchase plan shares	1	2	*
On exercise of warrants	2,365	*	*
On conversion of 4.25% convertible senior notes due 2014	*	*	*
On conversion of 4.75% convertible senior notes due 2014	**	*	*
Weighted average common shares outstanding — used in diluted income (loss) per common share	69,090	65,003	63,436

*                  Excluded from diluted income (loss) per common share as their inclusion would have been anti-dilutive.

**           Not applicable as the debt instrument was not outstanding during the period.

There were no adjustments to net income (loss) attributable to Exterran common stockholders for the diluted earnings (loss) per common share calculation during the years ended December 31, 2014, 2013 and 2012.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted income (loss) attributable to Exterran common stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	515	734	1,858
On exercise of options and vesting of restricted stock units	—	—	181
On settlement of employee stock purchase plan shares	—	—	9
On exercise of warrants	—	12,426	12,426
On conversion of 4.25% convertible senior notes due 2014	7,073	15,334	15,334
On conversion of 4.75% convertible senior notes due 2014	—	119	3,114
Net dilutive potential common shares issuable	7,588	28,613	32,922

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, changes in the fair value of derivative financial instruments, net of tax, that are designated as cash flow hedges and to the extent the hedge is effective, amortization of terminated interest rate swaps and adjustments related to changes in our ownership of the Partnership.

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax and excluding noncontrolling interest, during the years ended December 31, 2012, 2013 and 2014:

	Derivatives		Foreign Currency
	Cash Flow Hedges		Translation Adjustment	Total
Accumulated other comprehensive income (loss), January 1, 2012	$(17,072)		$23,131	$6,059
Income (loss) recognized in other comprehensive income (loss), net of tax	(879)	(1)	3,762	2,883
Loss reclassified from accumulated other comprehensive income (loss), net of tax	14,967	(2)	—	14,967
Other comprehensive income attributable to Exterran stockholders	14,088		3,762	17,850
Accumulated other comprehensive income (loss), December 31, 2012	(2,984)		26,893	23,909
Loss recognized in other comprehensive income (loss), net of tax	(476)	(3)	(2,960)	(3,436)
Loss reclassified from accumulated other comprehensive income (loss), net of tax	2,114	(4)	7,491 (5)	9,605
Other comprehensive income attributable to Exterran stockholders	1,638		4,531	6,169
Accumulated other comprehensive income (loss), December 31, 2013	(1,346)		31,424	30,078
Loss recognized in other comprehensive income (loss), net of tax	(1,295)	(6)	(11,871)	(13,166)
(Gain) loss reclassified from accumulated other comprehensive income (loss), net of tax	1,730	(7)	(2,777) (8)	(1,047)
Other comprehensive income (loss) attributable to Exterran stockholders	435		(14,648)	(14,213)
Accumulated other comprehensive income (loss), December 31, 2014	$(911)		$16,776	$15,865

(1)         During the year ended December 31, 2012, we recognized a loss of $1.5 million and a tax benefit of $0.6 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments.

(2)         During the year ended December 31, 2012, we reclassified a $23.0 million loss to interest expense and a tax benefit of $8.0 million to provision for (benefit from) income taxes in our consolidated statements of operations from accumulated other comprehensive income (loss).

(3)         During the year ended December 31, 2013, we recognized a loss of $0.5 million and a tax benefit of $0.1 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments.

(4)         During the year ended December 31, 2013, we reclassified a $3.2 million loss to interest expense and a tax benefit of $1.1 million to provision for (benefit from) income taxes in our consolidated statements of operations from accumulated other comprehensive income (loss).

(5)         During the year ended December 31, 2013, we reclassified losses of $5.1 million and $2.4 million related to foreign currency translation adjustments to income from discontinued operations, net of tax, and long-lived asset impairment, respectively, in our consolidated statements of operations. These amounts represent cumulative foreign currency translation adjustments associated with our contract operations and aftermarket services businesses in Canada (“Canadian Operations”) and a United Kingdom entity that previously had been recognized in accumulated other comprehensive income (loss). See Note 3 for further discussion of the sale of our Canadian Operations. Additionally, as discussed in Note 14, we sold the entity that owned our fabrication facility in the United Kingdom in July 2013 and, we recognized impairment during the year ended December 31, 2013 based on the net transaction value set forth in our agreement to sell this entity.

(6)         During the year ended December 31, 2014, we recognized a loss of $2.0 million and a tax benefit of $0.7 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments.

(7)         During the year ended December 31, 2014, we reclassified a $2.6 million loss to interest expense and a tax benefit of $0.9 million to provision for (benefit from) income taxes in our consolidated statements of operations from accumulated other comprehensive income (loss).

(8)         During the year ended December 31, 2014, we reclassified a gain of $2.8 million related to foreign currency translation adjustments to other (income) expense, net, in our consolidated statements of operations. This amount represents cumulative foreign currency translation adjustments associated with our contract operations and aftermarket services businesses in Australia, which were sold in December 2014, that previously had been recognized in accumulated other comprehensive income (loss).

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables, interest rate swaps and debt. At December 31, 2014 and 2013, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets or model derived calculations using market yields observed in active markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 13 for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$1,041,402	$960,000	$1,040,155	$1,070,000
Floating rate debt	985,500	986,000	462,000	462,000
Total debt	$2,026,902	$1,946,000	$1,502,155	$1,532,000

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

2.  Proposed Spinoff Transaction

On November 17, 2014, we announced that our board of directors had authorized management to pursue a plan to separate our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company. To effect the Spinoff, we intend to distribute, on a pro rata basis, all of the shares of Spinco common stock to our stockholders as of the record date for the Spinoff. The Spinoff is subject to market conditions, the receipt of an opinion of counsel as to the tax-free nature of the transaction, completion of a review by the U.S. Securities and Exchange Commission of a Form 10 to be filed by Spinco, the execution of separation and intercompany agreements and final approval of our board of directors. Upon completion of the Spinoff, we and Spinco will be independent, publicly traded companies with separate public ownership, boards of directors and management, and we will own and operate the remaining U.S. contract operations and U.S. aftermarket services businesses that we currently own. In addition, we will continue to hold interests in the Partnership, which include the sole general partner interest and certain limited partner interests, as well as all of the incentive distribution rights in the Partnership. Although our current goal is to complete the Spinoff in the second half of 2015, there are no assurances as to when the proposed Spinoff will be completed, if at all, or if the Spinoff will be completed based on the expected plans.

3.  Discontinued Operations

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

In June 2009, PDVSA commenced taking possession of our assets and operations in a number of our locations in Venezuela and by the end of the second quarter of 2009, PDVSA had assumed control over substantially all of our assets and operations in Venezuela. The expropriation of our business in Venezuela meets the criteria established for recognition as discontinued operations under GAAP. Therefore, our Venezuelan contract operations business is reflected as discontinued operations in our consolidated financial statements.

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

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received an initial payment of $176.7 million in cash at closing, of which we remitted $50.0 million to repay the amount we collected in January 2010 under the terms of an insurance policy we maintained for the risk of expropriation. We received installment payments, including an annual charge, totaling $72.6 million, $69.3 million and $16.8 million during the years ended December 31, 2014, 2013 and 2012, respectively. The remaining principal amount due to us of approximately $116 million as of December 31, 2014, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other. We therefore recorded a reduction in previously unrecognized tax benefits, resulting in a $15.5 million benefit reflected in income from discontinued operations, net of tax, in our consolidated statements of operations during the year ended December 31, 2012.

In connection with the sale of these assets, we have agreed to suspend the arbitration proceeding previously filed by our Spanish subsidiary against Venezuela pending payment in full by PDVSA Gas of the purchase price for these nationalized assets.

In June 2012, we committed to a plan to sell our Canadian Operations as part of our continued emphasis on simplification and focus on our core businesses. Our Canadian Operations are reflected as discontinued operations in our consolidated financial statements. These operations were previously included in our North American contract operations and aftermarket services business segments. In connection with the planned disposition, we recorded impairment charges totaling $6.4 million and $80.2 million during the years ended December 31, 2013 and 2012, respectively. The impairment charges are reflected in income from discontinued operations, net of tax, in our consolidated statements of operations.

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

In December 2013, we abandoned our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. The abandonment of this business meets the criteria established for recognition as discontinued operations under GAAP. Therefore, our contract water treatment business is reflected as discontinued operations in our consolidated financial statements. This business was previously included in our North American contract operations business segment. During the years ended December 31, 2013 and 2012, we evaluated our contract water treatment business and recorded impairment charges of $2.4 million and $46.8 million, respectively. The impairment charges are reflected in income from discontinued operations, net of tax, in our consolidated statements of operations.

The following table summarizes the operating results of discontinued operations (in thousands):

	Years Ended December 31,
	2014			2013				2012
	Venezuela	Contract Water Treatment Business	Total	Venezuela	Canada	Contract Water Treatment Business	Total	Venezuela	Canada	Contract Water Treatment Business	Total
Revenue	$—	$—	$—	$—	$24,458	$3,425	$27,883	$—	$50,557	$9,356	$59,913
Expenses and selling, general and administrative	479	509	988	883	21,810	3,352	26,045	1,275	50,521	10,088	61,884
Loss (recovery) attributable to expropriation and impairments	(66,040)	319	(65,721)	(66,344)	6,376	2,355	(57,613)	(136,947)	80,159	46,831	(9,957)
Other (income) loss, net	(7,637)	(27)	(7,664)	(4,552)	(30)	1,002	(3,580)	(219)	(130)	(76)	(425)
Provision for (benefit from) income taxes	—	(277)	(277)	—	166	(1,149)	(983)	(13,509)	2,564	(16,620)	(27,565)
Income (loss) from discontinued operations, net of tax	$73,198	$(524)	$72,674	$70,013	$(3,864)	$(2,135)	$64,014	$149,400	$(82,557)	$(30,867)	$35,976

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	December 31, 2014			December 31, 2013
	Venezuela	Contract Water Treatment Business	Total	Venezuela	Contract Water Treatment Business	Total
Cash	$431	$—	$431	$74	$—	$74
Accounts receivable	2	69	71	1	287	288
Inventory	—	—	—	—	50	50
Other current assets	35	—	35	16	14	30
Total current assets associated with discontinued operations	468	69	537	91	351	442
Property, plant and equipment	—	—	—	—	560	560
Deferred tax assets	—	17,469	17,469	—	20,358	20,358
Total assets associated with discontinued operations	$468	$17,538	$18,006	$91	$21,269	$21,360

Accounts payable	$214	$1	$215	$366	$2	$368
Accrued liabilities	1,124	727	1,851	1,998	867	2,865
Total current liabilities associated with discontinued operations	1,338	728	2,066	2,364	869	3,233
Other long-term liabilities	317	—	317	447	—	447
Total liabilities associated with discontinued operations	$1,655	728	2,383	$2,811	$869	$3,680

4.  Business Acquisitions

August 2014 MidCon Acquisition

On August 8, 2014, the Partnership completed an acquisition of natural gas compression assets, including a fleet of 162 compressor units, comprising approximately 110,000 horsepower from MidCon Compression, L.L.C. (“MidCon”) for $130.1 million. The purchase price was funded with borrowings under the Partnership’s revolving credit facility. The majority of the horsepower acquired is under a five-year contract operations services agreement with BHP Billiton Petroleum (“BHP Billiton”) to provide compression services. In connection with the acquisition, the contract operations services agreement with BHP Billiton was assigned to the Partnership effective as of the closing. During the year ended December 31, 2014, the Partnership incurred transaction costs of approximately $1.0 million related to this acquisition, which is reflected in other (income) expense, net, in our consolidated statements of operations.

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

We accounted for the August 2014 MidCon Acquisition using the acquisition method, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill. The following table summarizes the purchase price allocation based on estimated fair values of the acquired assets and liabilities as of the acquisition date (in thousands):

Fair Value
Inventory	$2,302
Property, plant and equipment	80,154
Goodwill	3,738
Intangible assets	48,373
Current liabilities	(372)
Purchase price	$134,195

Property, Plant and Equipment, Goodwill and Intangible Assets Acquired

Property, plant and equipment is primarily comprised of compression equipment that will be depreciated on a straight-line basis over an estimated average remaining useful life of 24 years.

Goodwill of $3.7 million resulting from the acquisition is attributable to the expansion of our services in the region and was assigned to our North America contract operations segment. The goodwill recorded is considered to have an indefinite life and will be reviewed annually for impairment or more frequently if indicators of impairment exist.

The amount of finite life intangible assets, and their associated average useful lives, was determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consisting of the following:

	Amount (In thousands)	Average Useful Life
Customer related	$21,590	25 years
Contract based	26,783	5 years
Total acquired identifiable intangible assets	$48,373

The results of operations attributable to the assets acquired in the August 2014 MidCon Acquisition have been included in our consolidated financial statements as part of our North America contract operations segment since the date of acquisition. Revenue attributable to the assets acquired in the August 2014 MidCon Acquisition was $9.2 million from the date of acquisition through December 31, 2014. We are unable to provide earnings attributable to the assets acquired in the August 2014 MidCon Acquisition since the date of acquisition as we do not prepare full stand-alone earnings reports for those assets.

April 2014 MidCon Acquisition

On April 10, 2014, the Partnership completed an acquisition of natural gas compression assets, including a fleet of 337 compressor units, comprising approximately 444,000 horsepower from MidCon for $352.9 million. The purchase price was funded with the net proceeds from the Partnership’s public sale of 6.2 million common units and a portion of the net proceeds from the Partnership’s issuance of $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “Partnership 2014 Notes”). The compressor units were previously used by MidCon to provide compression services to a subsidiary of Access Midstream Partners LP (“Access”). Effective as of the closing of the acquisition, the Partnership and Access entered into a seven-year contract operations services agreement under which the Partnership provides compression services to Williams Partners, L.P. (formerly Access). During the year ended December 31, 2014, the Partnership incurred transaction costs of approximately $1.5 million related to this acquisition, which is reflected in other (income) expense, net, in our consolidated statements of operations.

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

We accounted for the April 2014 MidCon Acquisition using the acquisition method, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The following table summarizes the purchase price allocation based on estimated fair values of the acquired assets and liabilities as of the acquisition date (in thousands):

Fair Value
Inventory	$4,357
Property, plant and equipment	314,556
Intangible assets	42,474
Current liabilities	(827)
Purchase price	$360,560

Property, Plant and Equipment and Intangible Assets Acquired

Property, plant and equipment is primarily comprised of compression equipment that will be depreciated on a straight-line basis over an estimated average remaining useful life of 25 years.

The amount of finite life intangible assets, and their associated average useful lives, was determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consisting of the following:

	Amount (In thousands)	Average Useful Life
Customer related	$4,701	25 years
Contract based	37,773	7 years
Total acquired identifiable intangible assets	$42,474

The results of operations attributable to the assets acquired in the April 2014 MidCon Acquisition have been included in our consolidated financial statements as part of our North America contract operations segment since the date of acquisition. Revenue attributable to the assets acquired in the April 2014 MidCon Acquisition was $64.5 million from the date of acquisition through December 31, 2014. We are unable to provide earnings attributable to the assets acquired in the April 2014 MidCon Acquisition since the date of acquisition as we do not prepare full stand-alone earnings reports for those assets.

Unaudited Pro Forma Financial Information

The unaudited Pro forma financial information for the years ended December 31, 2014 and 2013 has been included to give effect to the additional assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition. The August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition are presented in the unaudited pro forma financial information as though these transactions occurred as of January 1, 2013. The unaudited pro forma financial information reflects the following transactions:

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

The unaudited pro forma financial information below is presented for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had each transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results. The unaudited pro forma financial information below was derived by adjusting our historical financial statements.

The following table shows unaudited pro forma financial information for the years ended December 31, 2014 and 2013 (in thousands, except per share amounts):

	Years Ended December 31,
	2014	2013
Revenue	$2,937,546	$3,272,150
Net income attributable to Exterran common stockholders	$100,208	$127,028
Basic net income per common share attributable to Exterran common stockholders	$1.49	$1.93
Diluted net income per common share attributable to Exterran common stockholders	$1.43	$1.92

5.  Inventory, net

Inventory, net of reserves, consisted of the following amounts (in thousands):

	December 31,
	2014	2013
Parts and supplies	$269,370	$233,216
Work in progress	100,499	139,763
Finished goods	33,702	40,948
Inventory, net	$403,571	$413,927

During the years ended December 31, 2014, 2013 and 2012, we recorded $8.0 million, $4.5 million and $1.0 million, respectively, in inventory write-downs and reserves for inventory which was obsolete, excess or carried at a price above market value. As of December 31, 2014 and 2013, we had inventory reserves of $20.2 million and $14.1 million, respectively.

6.  Fabrication Contracts

Costs, estimated earnings and billings on uncompleted contracts that are recognized using the percentage-of-completion method consisted of the following (in thousands):

	December 31,
	2014	2013
Costs incurred on uncompleted contracts	$811,977	$713,889
Estimated earnings	134,569	109,494
	946,546	823,383
Less — billings to date	(901,885)	(794,133)
	$44,661	$29,250

Costs, estimated earnings and billings on uncompleted contracts are presented in the accompanying financial statements as follows (in thousands):

	December 31,
	2014	2013
Costs and estimated earnings in excess of billings on uncompleted contracts	$120,938	$117,175
Billings on uncompleted contracts in excess of costs and estimated earnings	(76,277)	(87,925)
	$44,661	$29,250

7.  Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2014	2013
Compression equipment, facilities and other fleet assets	$4,916,576	$4,304,019
Land and buildings	206,257	197,778
Transportation and shop equipment	297,239	288,042
Other	197,114	181,411
	5,617,186	4,971,250
Accumulated depreciation	(2,290,294)	(2,150,978)
Property, plant and equipment, net	$3,326,892	$2,820,272

Depreciation expense was $367.3 million, $312.4 million and $328.1 million during the years ended December 31, 2014, 2013 and 2012, respectively. Assets under construction of $153.3 million and $130.5 million were primarily included in compression equipment, facilities and other fleet assets at December 31, 2014 and 2013, respectively. We capitalized $0.2 million, $0.3 million and $1.2 million of interest related to construction in process during the years ended December 31, 2014, 2013 and 2012, respectively.

8.  Intangible and Other Assets, net

Intangible and other assets, net, consisted of the following (in thousands):

	December 31,
	2014	2013
Deferred financing costs, net	$23,795	$22,805
Intangible assets, net	141,703	69,243
Deferred taxes	23,540	28,050
Other	54,334	44,738
Intangibles and other assets, net	$243,372	$164,836

Intangible assets and deferred financing costs consisted of the following (in thousands):

	December 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred financing costs	$41,790	$(17,995)	$56,192	$(33,387)
Marketing related (5-20 year life)	2,968	(2,015)	3,021	(1,873)
Customer related (10-25 year life)	188,096	(107,777)	163,051	(98,336)
Technology based (20 year life)	3,843	(3,480)	4,149	(3,604)
Contract based (2-11 year life)	119,319	(59,251)	55,251	(52,416)
Intangible assets and deferred financing costs	$356,016	$(190,518)	$281,664	$(189,616)

Amortization of deferred financing costs totaled $6.0 million, $7.7 million and $7.2 million in 2014, 2013 and 2012, respectively, and was recorded to interest expense in our consolidated statements of operations. Amortization of intangible assets totaled $18.8 million, $15.1 million and $18.1 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2015	$22,374
2016	20,868
2017	19,240
2018	18,245
2019	15,166
Thereafter	45,810
Total	$141,703

9.  Investments in Non-Consolidated Affiliates

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

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received an initial payment of $37.6 million in March 2012, and received installment payments, including an annual charge, totaling $14.7 million, $19.0 million and $14.1 million during the years ended December 31, 2014, 2013 and 2012, respectively. The remaining principal amount due to us of approximately $26 million as of December 31, 2014, is payable in quarterly cash installments through the first quarter of 2016. In January 2015, we received an installment payment, including an annual charge, of $5.0 million that was due to us in December 2014. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

10.  Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Accrued salaries and other benefits	$114,817	$99,686
Accrued income and other taxes	68,213	77,882
Accrued warranty expense	11,203	4,644
Accrued interest	14,286	9,070
Interest rate swaps fair value	4,958	3,374
Deferred income taxes	635	1,331
Accrued start-up and commissioning expenses	3,630	8,445
Accrued other liabilities	42,017	74,517
Accrued liabilities	$259,759	$278,949

11.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2014	2013
Revolving credit facility due July 2016	$375,500	$49,000
Partnership’s revolving credit facility due May 2018	460,000	263,000
Partnership’s term loan facility due May 2018	150,000	150,000
Partnership’s 6% senior notes due April 2021 (presented net of the unamortized discount of $4.5 million and $5.0 million, respectively)	345,528	344,955
Partnership’s 6% senior notes due October 2022 (presented net of the unamortized discount of $5.2 million as of December 31, 2014)	344,767	—
4.25% convertible senior notes due June 2014 (presented net of the unamortized discount of $11.3 million as of December 31, 2013)	—	343,661
7.25% senior notes due December 2018	350,000	350,000
Other, interest at various rates, collateralized by equipment and other assets	1,107	1,539
Long-term debt	$2,026,902	$1,502,155

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

Borrowings under the Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.50% to 2.50% and (ii) in the case of base rate loans, from 0.50% to 1.50%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2014, all amounts outstanding under the Credit Facility were LIBOR loans and the applicable margin was 1.5%. The weighted average annual interest rate at both December 31, 2014 and 2013 on the outstanding balance under the Credit Facility was 1.7%.

As of December 31, 2014, we had $375.5 million in outstanding borrowings and $93.9 million in outstanding letters of credit under the Credit Facility. At December 31, 2014, taking into account guarantees through letters of credit, we had undrawn and available capacity of $430.6 million under the Credit Facility.

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

The Partnership Revolving Credit Facility and Term Loan

In November 2010, the Partnership entered into an amendment and restatement of its senior secured credit agreement (the “Partnership Credit Agreement”) to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility was increased to $550.0 million in March 2011 and to $750.0 million in March 2012. In March 2013, the Partnership Credit Agreement was amended to reduce the borrowing capacity under its revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. As a result of the March 2013 amendment, we expensed $0.7 million of unamortized deferred financing costs, which is reflected in interest expense in our consolidated statements of operations. During the years ended December 31, 2013 and 2012 the Partnership incurred transaction costs of approximately $4.3 million and $0.5 million, respectively, related to the amendments to the Partnership Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the terms of the facilities. As of December 31, 2014, the Partnership had undrawn and available capacity of $190.0 million under its revolving credit facility.

The Partnership’s revolving credit and term loan facilities bear interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2014, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance of these facilities at December 31, 2014 and 2013, excluding the effect of interest rate swaps, was 2.7% and 2.2%, respectively.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Agreement). As of December 31, 2014, subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the Partnership Credit Agreement could be increased by up to an additional $300 million. In February 2015, the Partnership executed an amendment to the Partnership Credit Agreement, which among other things, increases the borrowing capacity under its revolving credit facility by $250.0 million to $900.0 million.

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Partnership Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the August 2014 MidCon Acquisition closed during the third quarter of 2014, the Partnership’s Total Debt to EBITDA ratio threshold was temporarily increased to 5.5 to 1.0 during the quarter ended September 30, 2014 and will continue at that level through March 31, 2015, reverting to 5.25 to 1.0 for the quarter ending June 30, 2015 and subsequent quarters. A material adverse effect with respect to the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts the Partnership’s ability to perform its obligations under the Partnership Credit Agreement, could lead to a default under that agreement. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreements, which would accelerate the Partnership’s obligation to repay its indebtedness under those agreements. As of December 31, 2014, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

The Partnership 6% Senior Notes Due April 2021

In March 2013, the Partnership issued $350.0 million aggregate principal amount of 6% senior notes due April 2021 (the “Partnership 2013 Notes”). The Partnership used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under its revolving credit facility. The Partnership incurred $7.8 million in transaction costs related to this issuance. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the Partnership 2013 Notes. The Partnership 2013 Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. During the years ended December 31, 2014 and 2013, the Partnership recognized $0.5 million and $0.4 million, respectively, of interest expense related to amortization of the debt discount. In January 2014, holders of the Partnership 2013 Notes exchanged their Partnership 2013 Notes for registered notes with the same terms.

The Partnership 2013 Notes are guaranteed on a senior unsecured basis by all of the Partnership’s existing subsidiaries (other than EXLP Finance Corp., which is a co-issuer of the Partnership 2013 Notes) and certain of the Partnership’s future subsidiaries. The Partnership 2013 Notes and the guarantees, respectively, are the Partnership’s and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of the Partnership’s and the guarantors’ other senior obligations, and are effectively subordinated to all of the Partnership’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the Partnership 2013 Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries.

Prior to April 1, 2017, the Partnership may redeem all or a part of the Partnership 2013 Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, the Partnership may redeem up to 35% of the aggregate principal amount of the Partnership 2013 Notes prior to April 1, 2016 with the net proceeds of one or more equity offerings at a redemption price of 106.000% of the principal amount of the Partnership 2013 Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the Partnership 2013 Notes issued under the indenture remains outstanding after such redemption and the redemption occurs within 180 days of the date of the closing of such equity offering. On or after April 1, 2017, the Partnership may redeem all or a part of the Partnership 2013 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.000% for the twelve-month period beginning on April 1, 2017, 101.500% for the twelve-month period beginning on April 1, 2018 and 100.000% for the twelve-month period beginning on April 1, 2019 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the Partnership 2013 Notes.

The Partnership 6% Senior Notes Due October 2022

In April 2014, the Partnership issued $350.0 million aggregate principal amount of the Partnership 2014 Notes. The Partnership received net proceeds of $337.4 million, after original issuance discount and issuance costs, from this offering, which it used to fund a portion of the April 2014 MidCon Acquisition and repay borrowings under its revolving credit facility. The Partnership incurred $6.9 million in transaction costs related to this issuance. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the Partnership 2014 Notes. The Partnership 2014 Notes were issued at an original issuance discount of $5.7 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. During the year ended December 31, 2014, the Partnership recognized $0.5 million of interest expense related to amortization of the debt discount. In February 2015, holders of the Partnership 2014 Notes exchanged their Partnership 2014 Notes for registered notes with the same terms.

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

7.25% Senior Notes

In November 2010, we issued $350.0 million aggregate principal amount of 7.25% senior notes due December 2018 (the “7.25% Notes”). The 7.25% Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries that guarantee indebtedness under the Credit Facility and certain of our future subsidiaries. These guarantees are full and unconditional, subject to customary release provisions including:

(1)         in connection with any sale or other disposition of all or substantially all of a subsidiary guarantor’s assets (including by way of merger or consolidation) to a third party or unrestricted subsidiary, if the transaction does not violate the asset sale provisions of the indenture;

(2)         in connection with any sale or other disposition of the equity interests of a subsidiary guarantor to a third party or unrestricted subsidiary, if the transaction does not violate the asset sale provisions of the indenture and the subsidiary guarantor is no longer a restricted subsidiary of Exterran;

(3)         if Exterran designates any subsidiary guarantor as an unrestricted subsidiary in accordance with the terms of the indenture;

(4)         upon legal defeasance, covenant defeasance or discharge in accordance with the terms of the indenture;

(5)         upon the liquidation or dissolution of a subsidiary guarantor, provided no default has occurred that is continuing; or

(6)         at such time as a subsidiary guarantor no longer guarantees any other indebtedness of Exterran and any other guarantor.

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

Effective December 1, 2014, we may redeem all or a part of the 7.25% Notes at redemption prices (expressed as percentages of principal amount) equal to 103.625% for the twelve-month period beginning on December 1, 2014, 101.813% for the twelve-month period beginning on December 1, 2015 and 100.000% for the twelve-month period beginning on December 1, 2016 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date of the 7.25% Notes.

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

GAAP requires that the liability and equity components of certain convertible debt instruments that may be settled in cash upon conversion be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. Upon issuance of our 4.25% Notes, $97.9 million was recorded as a debt discount and reflected in equity related to the convertible feature of these notes. The discount on the 4.25% Notes was amortized using the effective interest method through June 30, 2014. During the years ended December 31, 2014, 2013 and 2012, we recognized $6.9 million, $15.1 million and $15.1 million of interest expense related to the contractual interest coupon, respectively. During the years ended December 31, 2014, 2013 and 2012, we recognized $11.3 million, $23.0 million and $20.5 million, respectively, of interest expense related to the amortization of the debt discount. The effective interest rate on the debt component of these notes was 11.67%.

In connection with the offering of the 4.25% Notes, we purchased call options on our stock at approximately $22.98 per share of common stock, after taking into consideration dividends declared, and sold warrants on our stock at approximately $32.19 per share of common stock, after taking into consideration dividends declared. These transactions economically adjust the effective conversion price to $32.19 for $325.0 million of the 4.25% Notes. In June 2014, we exercised our call options to acquire 6.5 million shares of our common stock. The cost of the common shares acquired was recorded as treasury stock in our consolidated balance sheets based on the original cost of the call options of $89.4 million. Counterparties to our warrants have the right to exercise the warrants in equal installments for 80 trading days which began in September 2014. During the year ended December 31, 2014, 1.6 million common shares were issued out of treasury stock pursuant to warrants exercised.

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

Debt Compliance

We were in compliance with our debt covenants as of December 31, 2014. If we fail to remain in compliance with our financial covenants we would be in default under our credit agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impact our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements.

Long-Term Debt Maturity Schedule

Contractual maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2014 are as follows (in thousands):

	December 31,
	2014
2015	$—
2016	375,729
2017	234
2018	960,234
2019	234
Thereafter	700,176	(1)
Total debt	$2,036,607	(1)

(1)                  These amounts include the full face value of the Partnership 2013 Notes and the Partnership 2014 Notes and have not been reduced by the aggregate unamortized discount of $9.7 million as of December 31, 2014.

12.  Accounting for Derivatives

We are exposed to market risks associated with changes in interest rates. We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

At December 31, 2014, the Partnership was a party to interest rate swaps with a total notional value of $400.0 million, pursuant to which it makes fixed payments and receives floating payments. The Partnership entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. The Partnership’s interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2019. As of December 31, 2014, the weighted average effective fixed interest rate on the interest rate swaps was 1.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. There was no ineffectiveness related to interest rate swaps during the years ended December 31, 2014, 2013 and 2012. We estimate that $5.3 million of deferred pre-tax losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at December 31, 2014, will be reclassified into earnings as interest expense at then current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our consolidated statements of cash flows.

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

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	December 31, 2014
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$712
Interest rate hedges	Accrued liabilities	(4,958)
Interest rate hedges	Other long-term liabilities	(150)
Total derivatives		$(4,396)

	December 31, 2013
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$322
Interest rate hedges	Accrued liabilities	(3,374)
Total derivatives		$(3,052)

		Location of Pre-tax
		Gain (Loss)	Pre-tax Gain (Loss)
	Pre-tax Gain (Loss)	Reclassified from	Reclassified from
	Recognized in Other	Accumulated Other	Accumulated Other
	Comprehensive	Comprehensive	Comprehensive
	Income (Loss) on	Income (Loss)	Income (Loss)
	Derivatives	into Income (Loss)	into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges
Year Ended December 31, 2014	$(5,879)	Interest expense	$(5,657)
Year Ended December 31, 2013	$3,057	Interest expense	$(6,124)
Year Ended December 31, 2012	$(6,066)	Interest expense	$(26,284)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, with pricing levels as of the date of valuation (in thousands):

	December 31, 2014			December 31, 2013
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$—	$712	$—	$—	$322	$—
Interest rate swaps liability	—	(5,108)	—	—	(3,374)	—

On a quarterly basis, the interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2014 and 2013, with pricing levels as of the date of valuation (in thousands):

	Year Ended December 31, 2014			Year Ended December 31, 2013
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$3,359	$—	$—	$5,475
Inventory write-down — Restructuring	—	—	$2,331	—	—	—
Impaired long-lived assets — Discontinued operations	—	—	—	—	—	762
Long-term receivable from the sale of our Canadian Operations	—	—	—	—	—	7,300

Our estimate of the impaired long-lived assets’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a weighted average discount rate of 9%. Impaired long-lived assets in the table above also includes our estimate of the fair value of the impaired assets of the entity that owned our fabrication facility in the United Kingdom, which was based on the net transaction value set forth in our July 2013 agreement to sell this entity. Our estimate of the fair value of the inventory associated with the restructuring of our make-ready operations was based on expected net sale proceeds. See Note 15 for further discussion of the restructuring of our make-ready operations. Our estimate of the fair value of the impaired assets that are classified as discontinued operations was based on our expected proceeds, net of selling costs. Our estimate of the fair value of the long-term receivable from the sale of our Canadian Operations, which included a note receivable and contingent consideration, was discounted based on a settlement period of 5.5 years, a discount rate of 13% and a probability weighted factor of the achievement of the specified performance threshold.

14.  Long-Lived Asset Impairment

During the year ended December 31, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 310 idle compressor units, representing approximately 131,000 horsepower, previously used to provide services in our North America and international contract operations segments. As a result, we performed an impairment review and recorded a $33.3 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during 2014, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $12.7 million to reduce the book value of each unit to its estimated fair value.

During the year ended December 31, 2014, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $0.7 million on these assets.

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

15.  Restructuring Charges

As discussed in Note 2, in November 2014, we announced that our board of directors had authorized management to pursue a plan to separate our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company. During the year ended December 31, 2014, we incurred $2.2 million of costs associated with the planned Spinoff which were primarily related to legal and consulting fees. The separation costs have not been allocated to the segments because they consist mostly of professional service fees within the finance and legal functions. The costs incurred in conjunction with the planned Spinoff are included in restructuring charges in our consolidated statements of operations. This separation is expected to be completed in the second half of 2015. We cannot currently estimate the total restructuring costs that will be incurred as a result of the Spinoff.

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

During the year ended December 31, 2014, we incurred $5.4 million of restructuring charges primarily related to termination benefits and a non-cash write-down of inventory associated with the centralization of our make-ready operations. These charges are reflected as restructuring charges in our consolidated statements of operations and are related to our North America contract operations and aftermarket services segments.

The following table summarizes the changes to our accrued liability balance related to restructuring charges for the year ended December 31, 2014 (in thousands):

Restructuring Charges Accrual
Beginning balance at January 1, 2014	$—
Additions for costs expensed	5,394
Less non-cash expense	(4,103)
Reductions for payments	(1,291)
Ending balance at December 31, 2014	$—

In November 2011, we announced a workforce cost reduction program across all of our business segments as a first step in a broader overall profit improvement initiative. These actions were the result of a review of our cost structure aimed at identifying ways to reduce our ongoing operating costs and adjust the size of our workforce to be consistent with then current and expected activity levels. A significant portion of the workforce cost reduction program was completed in 2011, with the remainder completed in 2012. During the year ended December 31, 2012, we incurred $6.5 million of restructuring charges primarily related to termination benefits and consulting services. These charges are reflected as restructuring charges in our consolidated statements of operations.

16.  Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
United States	$39,266	$127,907	$(152,518)
Foreign	72,599	48,540	33,618
Income (loss) before income taxes	$111,865	$176,447	$(118,900)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current tax provision (benefit):
U.S. federal	$40	$(310)	$(7,050)
State	1,598	5,461	2,182
Foreign	56,029	55,796	35,238
Total current	57,667	60,947	30,370
Deferred tax provision (benefit):
U.S. federal	3,606	17,292	(55,327)
State	(4,406)	(931)	(5,043)
Foreign	1,790	7,411	(15,755)
Total deferred	990	23,772	(76,125)
Provision for (benefit from) income taxes	$58,657	$84,719	$(45,755)

The provision for (benefit from) income taxes for 2014, 2013 and 2012 resulted in effective tax rates on continuing operations of 52.4%, 48.0% and 38.5%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Income taxes at U.S. federal statutory rate of 35%	$39,153	$61,756	$(41,615)
Net state income taxes	(4,281)	3,318	(2,836)
Foreign taxes	31,289	28,470	14,607
Noncontrolling interest	(11,166)	(12,685)	(1,772)
Foreign tax credits	(12,014)	(14,659)	(9,925)
Unrecognized tax benefits	4,466	2,889	(166)
Valuation allowances	15,109	21,486	14,649
Proceeds from sale of joint venture assets	(5,162)	(6,650)	(18,019)
Other	1,263	794	(678)
Provision for (benefit from) income taxes	$58,657	$84,719	$(45,755)

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

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$142,401	$169,533
Inventory	6,525	6,684
Alternative minimum tax credit carryforwards	5,685	5,615
Accrued liabilities	16,260	14,446
Foreign tax credit carryforwards	136,864	124,850
Other	38,901	40,608
Subtotal	346,636	361,736
Valuation allowances	(112,995)	(102,418)
Total deferred tax assets	233,641	259,318
Deferred tax liabilities:
Property, plant and equipment	(181,887)	(209,297)
Basis difference in the Partnership	(136,438)	(104,079)
Total deferred tax liabilities	(318,325)	(313,376)
Net deferred tax liabilities	$(84,684)	$(54,058)

Tax balances are presented in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2014	2013
Current deferred income tax assets	$79,856	$117,576
Intangibles and other assets	23,540	28,050
Accrued liabilities	(635)	(1,331)
Deferred income tax liabilities	(187,445)	(198,353)
Net deferred tax liabilities	$(84,684)	$(54,058)

At December 31, 2014, we had U.S. federal net operating loss carryforwards of approximately $93.3 million that are available to offset future taxable income. If not used, the carryforwards will begin to expire in 2023. We also had approximately $360.0 million of net operating loss carryforwards in certain foreign jurisdictions (excluding discontinued operations), approximately $205.4 million of which has no expiration date, $44.1 million of which is subject to expiration from 2015 to 2019, and the remainder of which expires in future years through 2034. Foreign tax credit carryforwards of $136.9 million and alternative minimum tax credit carryforwards of $5.7 million are available to offset future payments of U.S. federal income tax. The foreign tax credits will expire in varying amounts beginning in 2015, whereas the alternative minimum tax credits may be carried forward indefinitely under current U.S. tax law.

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

On September 13, 2013, the U.S. Treasury Department and the IRS issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the “tangible property regulations”). The tangible property regulations are generally effective for tax years beginning on or after January 1, 2014. The tangible property regulations require us to make tax accounting method changes or file election statements with our U.S. federal tax return for our tax year beginning on January 1, 2014; however, these new requirements did not have a material impact on our consolidated financial statements.

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

In the fourth quarter of 2014, we recorded a valuation allowance of $7.2 million against our foreign tax credit carryforwards deferred tax asset. While we expect to generate sufficient foreign source taxable income in the future, we no longer expect to generate sufficient overall taxable income after fully utilizing our net operating loss carryforwards in 2015 and a portion of our foreign tax credit carryforwards will go unutilized. The foreign tax credits that expire in the year 2015 therefore are no longer more likely than not to be realized within the 10-year carryforward period.

In the fourth quarter of 2013, a $9.0 million valuation allowance was recorded against the deferred tax asset for Italy net operating loss carryforwards. Although the net operating losses have an unlimited carryforward period, cumulative losses in recent years and losses expected in the near term result in it no longer being more likely than not that we will realize the deferred tax asset in the foreseeable future. Due to annual limitations on the utilization of Italy net operating loss carryforwards, we would need to generate more than $40.0 million of taxable income in Italy to fully realize the deferred tax asset.

We have not provided U.S. federal income taxes on indefinitely (or permanently) reinvested cumulative earnings of approximately $705.4 million generated by our non-U.S. subsidiaries. Such earnings are from ongoing operations which will be used to fund international growth. We have not recorded a deferred tax liability related to these unremitted foreign earnings as it is not practicable to estimate the amount of unrecognized deferred tax liabilities. In the event of a distribution of those earnings to the U.S. in the form of dividends, we may be subject to both foreign withholding taxes and U.S. federal income taxes net of allowable foreign tax credits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including discontinued operations) is shown below (in thousands):

	Years Ended December 31,
	2014	2013	2012
Beginning balance	$11,259	$9,597	$14,745
Additions based on tax positions related to current year	954	365	289
Additions based on tax positions related to prior years	2,597	1,710	1,579
Reductions based on settlement with government authority	—	—	(5,753)
Reductions based on lapse of statute of limitations	(215)	(97)	(1,263)
Reductions based on tax positions related to prior years	—	(316)	—
Ending balance	$14,595	$11,259	$9,597

We had $14.6 million, $11.3 million and $9.6 million of unrecognized tax benefits at December 31, 2014, 2013 and 2012, respectively, which if recognized, would affect the effective tax rate (except for amounts that would be reflected in income from discontinued operations, net of tax). We also have recorded $3.3 million, $3.4 million and $2.4 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions (including discontinued operations) as of December 31, 2014, 2013 and 2012, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense.

We and our subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in numerous state and foreign jurisdictions. We are subject to U.S. federal income tax examinations for tax years beginning from 1997 onward and, early in the second quarter of 2011, the Internal Revenue Service (“IRS”) commenced an examination of our U.S. federal income tax returns for the tax years 2006, 2008 and 2009. In October 2012, the IRS completed its examination and issued Revenue Agent’s Reports (“RARs”) that reflected an aggregate over-assessment of $0.9 million. All of the adjustments proposed in the RARs were agreed, except for the disallowance of our telephone excise tax refund (“TETR”) claims of $0.5 million related to the 2006 tax year, for which we filed protests with the Appeals Division of the IRS. We settled with the IRS Appeals Division in December 2013 for more than 90% of our TETR claims and received refunds in the first quarter of 2014. The $0.9 million over-assessment was approved for refund by the Joint Committee on Taxation and was received in the third quarter of 2014. We do not expect any tax adjustments from later tax years that would have a material impact on our financial position or results of operations.

State income tax returns are generally subject to examination for a period of three to five years after filing the returns. However, the state impact of any U.S. federal audit adjustments and amendments remains subject to examination by various states for up to one year after formal notification to the states. As of December 31, 2014, we did not have any state audits underway that would have a material impact on our financial position or results of operations.

We are subject to examination by taxing authorities throughout the world, including major foreign jurisdictions such as Argentina, Brazil, Italy and Mexico. With few exceptions, we and our subsidiaries are no longer subject to foreign income tax examinations for tax years before 2005. Several foreign audits are currently in progress and we do not expect any tax adjustments that would have a material impact on our financial position or results of operations.

We believe it is reasonably possible that a decrease of up to $0.1 million in unrecognized tax benefits may be necessary on or before December 31, 2015 due to the settlement of audits and the expiration of statutes of limitations. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from these estimates.

17.  Common Stockholders’ Equity

The Exterran Holdings, Inc. 2007 Amended and Restated Stock Incentive Plan (the “2007 Plan”) and the Exterran Holdings, Inc. 2013 Stock Incentive Plan (the “2013 Plan”) allows us to withhold shares to use upon vesting of restricted stock at the then current market price to cover taxes required to be withheld on the vesting date. We purchased 172,232 of our shares from participants for approximately $7.0 million during 2014 to cover tax withholding. The 2007 Plan and 2013 Plan are administered by the compensation committee of our board of directors.

18.  Stock-Based Compensation and Awards

The following table presents the stock-based compensation expense included in our results of operations (in thousands):

	Years Ended December 31,
	2014	2013	2012
Stock options	$1,714	$2,241	$2,552
Restricted stock, restricted stock units, performance units, cash settled restricted stock units, cash settled performance units and phantom units	25,087	20,518	16,583
Employee stock purchase plan	175	142	114
Total stock-based compensation expense	$26,976	$22,901	$19,249

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

The weighted average grant date fair value for stock options granted during the years ended December 31, 2014, 2013 and 2012 was $14.47, $10.19 and $5.74, respectively, and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected life in years	4.5	4.5	4.5
Risk-free interest rate	1.33%	0.66%	0.78%
Volatility	46.51%	49.19%	47.96%
Dividend yield	1.5%	0.0%	0.0%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for a period commensurate with the estimated expected life of the stock options. Expected volatility is based on the historical volatility of our stock over the period commensurate with the expected life of the stock options and other factors. The dividend yield is based on the current annualized dividend rate in effect during the quarter in which the grant was made. At the time of the stock option grants during each of the years ended December 31, 2013 and 2012, we had not historically paid any dividends and did not expect to pay any dividends during the expected life of the stock options.

The following table presents stock option activity during the year ended December 31, 2014:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2014	2,152	$28.27
Granted	107	41.18
Exercised	(730)	17.57
Cancelled	(34)	73.54
Options outstanding, December 31, 2014	1,495	33.39	2.6	$12,993
Options exercisable, December 31, 2014	1,251	33.95	2.1	11,567

Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during 2014, 2013 and 2012 was $16.6 million, $4.4 million and $0.1 million, respectively. As of December 31, 2014, we expect $1.7 million of unrecognized compensation cost related to unvested stock options to be recognized over the weighted-average period of 1.7 years.

Restricted Stock, Restricted Stock Units, Performance Units, Cash Settled Restricted Stock Units and Cash Settled Performance Units

For grants of restricted stock, restricted stock units and performance units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the grant date. Our restricted stock and certain of our stock settled restricted stock units include nonforfeitable rights to receive dividends or dividend equivalents. We remeasure the fair value of cash settled restricted stock units and cash settled performance units and record a cumulative adjustment of the expense previously recognized. Our obligation related to the cash settled restricted stock units and cash settled performance units is reflected as a liability in our consolidated balance sheets. Restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units generally vest one-third per year on each of the first three anniversaries of the grant date.

The following table presents restricted stock, restricted stock unit, performance unit, cash settled restricted stock unit and cash settled performance unit activity during the year ended December 31, 2014:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2014	1,672	$18.97
Granted	459	41.35
Vested	(897)	18.98
Cancelled	(64)	25.86
Non-vested awards, December 31, 2014(1)	1,170	27.37

(1)                  Non-vested awards as of December 31, 2014 are comprised of 208,000 cash settled restricted stock units and cash settled performance units and 962,000 restricted shares, restricted stock units and performance units.

As of December 31, 2014, we expect $19.6 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units to be recognized over the weighted-average period of 1.7 years.

Employee Stock Purchase Plan

In August 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. In May 2011, we amended the ESPP to increase the maximum number of shares of common stock available for purchase under the ESPP to 1,000,000. At December 31, 2014, 188,049 shares remained available for purchase under the ESPP. Our ESPP is compensatory and, as a result, we record an expense in our consolidated statements of operations related to the ESPP. The purchase discount under the ESPP is 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.

Directors’ Stock and Deferral Plan

On August 20, 2007, we adopted the Exterran Holdings, Inc. Directors’ Stock and Deferral Plan to provide non-employee members of the board of directors with an opportunity to elect to receive our common stock as payment for a portion or all of their retainer and meeting fees. The number of shares paid each quarter is determined by dividing the dollar amount of fees elected to be paid in common stock by the closing sales price per share of the common stock on the last day of the quarter. In addition, directors who elect to receive a portion or all of their fees in the form of common stock may also elect to defer, until a later date, the receipt of a portion or all of their fees to be received in common stock. We have reserved 100,000 shares under the Directors’ Stock and Deferral Plan, and as of December 31, 2014, 54,847 shares remain available to be issued under the plan.

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

Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of a phantom unit or, at the discretion of the Partnership Plan Administrator, cash equal to the fair market value of a common unit. Phantom units granted under the Partnership Plan may include nonforfeitable tandem distribution equivalent rights to receive cash distributions on unvested phantom units in the quarter in which distributions are paid on common units. Phantom units generally vest one-third per year on each of the first three anniversaries of the grant date.

Partnership Phantom Units

The following table presents phantom unit activity during the year ended December 31, 2014:

	Phantom Units (in thousands)	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, January 1, 2014	85	$23.72
Granted	55	30.50
Vested	(48)	24.47
Phantom units outstanding, December 31, 2014	92	27.38

As of December 31, 2014, we expect $1.6 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 1.8 years.

19.  Cash Dividends

The following table summarizes our dividends per common share:

Declaration Date	Payment Date	Dividends per Common Share	Total Dividends
February 25, 2014	March 28, 2014	$0.15	$10.0 million
April 29, 2014	May 16, 2014	0.15	10.0 million
July 31, 2014	August 18, 2014	0.15	10.0 million
October 30, 2014	November 17, 2014	0.15	10.3 million

On January 30, 2015, our board of directors declared a quarterly dividend of $0.15 per share of common stock which was paid on February 17, 2015 to stockholders of record at the close of business on February 9, 2015. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

20.  Retirement Benefit Plan

Our 401(k) retirement plan provides for optional employee contributions up to the Internal Revenue Service limit and discretionary employer matching contributions. We make discretionary matching contributions to each participant’s account at a rate of (i) 100% of each participant’s first 1% of contributions plus (ii) 50% of each participant’s contributions up to the next 5% of eligible compensation. We recorded matching contributions of $9.7 million, $8.2 million and $7.5 million during 2014, 2013 and 2012, respectively.

21.  Transactions Related to the Partnership

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

In March 2012, the Partnership sold, pursuant to a public underwritten offering, 4,965,000 common units representing limited partner interests in the Partnership, including 465,000 common units sold pursuant to an over-allotment option. The Partnership used the $114.5 million of net proceeds from this offering to repay borrowings outstanding under its revolving credit facility. In connection with this sale and as permitted under the Partnership’s partnership agreement, the Partnership issued and sold to GP, our wholly-owned subsidiary and the Partnership’s general partner, approximately 101,000 general partner units to maintain GP’s approximate 2.0% general partner interest in the Partnership. As a result, adjustments were made to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

The following table presents the effects of changes from net income attributable to Exterran stockholders and changes in our equity interest of the Partnership on our equity attributable to Exterran stockholders (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net income (loss) attributable to Exterran stockholders	$98,166	$123,164	$(39,486)
Increase in Exterran stockholders’ additional paid in capital for change in ownership of Partnership units	74,521	31,573	49,202
Change from net income (loss) attributable to Exterran stockholders and transfers to/from the noncontrolling interest	$172,687	$154,737	$9,716

22.  Commitments and Contingencies

Rent expense for 2014, 2013 and 2012 was approximately $25.2 million, $25.0 million and $22.0 million, respectively. Commitments for future minimum rental payments with terms in excess of one year at December 31, 2014 are as follows (in thousands):

December 31,
2014
2015	$14,479
2016	11,040
2017	9,531
2018	5,544
2019	3,434
Thereafter	18,641
Total	$62,669

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of December 31, 2014
Performance guarantees through letters of credit(1)	2015-2019	$142,785
Standby letters of credit	2015	12,910
Commercial letters of credit	2015	9,192
Bid bonds and performance bonds(1)	2015-2023	86,378
Maximum potential undiscounted payments		$251,265

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

See Note 3 and Note 9 for a discussion of our gain contingencies related to assets that were expropriated in Venezuela.

In addition to U.S. federal, state, local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of December 31, 2014 and 2013, we had accrued $9.2 million and $16.1 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

During 2013 and 2014, we were party to three Heavy Equipment Statutes cases tried and completed in Texas state district courts. In each case the court held that the revised Heavy Equipment Statutes apply to natural gas compressors. However, in each case the court further held that the revised Heavy Equipment Statutes are unconstitutional as applied to natural gas compressors, which is favorable to the county appraisal districts. We continue to believe that the revised statutes are constitutional as applied to natural gas compressors and have appealed the courts’ decisions in our cases. All three of these cases have been appealed. For two of these appeals, oral arguments were made before the Eighth Court of Appeals in El Paso, Texas on October 9, 2014. No decision has been issued. The third appeal was argued before the Fourteenth Court of Appeals in Houston, Texas on February 12, 2015. No decision has been issued. In a fourth state district court case, both parties’ respective motions for summary judgment are pending and we have yet to receive the court’s decision. In a fifth state district court case, the court denied both parties’ respective motions for summary judgment concerning the 2012 tax year, consolidated the 2012 tax year case with a 2013 tax year case, and set a trial date for the consolidated case of August 10-11, 2015.

As a result of the new methodology, our ad valorem tax expense (which is reflected in our consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $12.1 million during the year ended December 31, 2014. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $26.9 million as of December 31, 2014, of which approximately $6.2 million has been agreed to by a number of appraisal review boards and county appraisal districts and $20.7 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with some of the appraisal districts to stay or abate certain of these pending district court cases. If we are unsuccessful in our litigation with the appraisal districts, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. Also, if we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded, and as a result impact our future results of operations and cash flows.

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

23.  Recent Accounting Developments

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

In April 2014, the FASB issued an update to the authoritative guidance related to reporting requirements for discontinued operations. The update requires a disposal of a component or a group of components of an entity to meet a higher threshold in order to be reported as a discontinued operation in an entity’s financial statements. Discontinued operations reporting will be limited to disposal transactions that represent a strategic shift that has or will have a major effect on an entity’s operations and financial results when the component meets the criteria to be classified as held-for-sale or is disposed. The amended guidance also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The amendments in the update are effective prospectively for reporting periods beginning on or after December 15, 2014. We elected early application as permitted by the guidance. The adoption of this update did not have a material impact on our consolidated financial statements.

In July 2013, the FASB issued an update to the authoritative guidance related to presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the jurisdiction’s tax law does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in the update are effective for reporting periods beginning after December 15, 2013. The adoption of this update did not have a material impact on our consolidated financial statements.

24.  Reportable Segments and Geographic Information

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

During each of the years ended December 31, 2014, 2013 and 2012, no individual customer accounted for more than 10% of our consolidated revenues.

The following table presents sales and other financial information by reportable segment during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	North
	America	International			Reportable
	Contract	Contract	Aftermarket		Segments
	Operations	Operations	Services	Fabrication	Total	Other(1)	Total(2)
2014:
Revenue from external customers	$729,103	$493,853	$392,774	$1,284,008	$2,899,738	$—	$2,899,738
Gross margin(3)	412,961	308,445	84,342	225,546	1,031,294	—	1,031,294
Total assets	2,446,633	811,831	99,685	432,726	3,790,875	1,048,266	4,839,141
Capital expenditures	371,734	130,248	1,920	22,668	526,570	15,125	541,695

2013:
Revenue from external customers	$627,844	$476,016	$395,600	$1,660,944	$3,160,404	$—	$3,160,404
Gross margin(3)	345,355	279,072	86,182	252,397	963,006	—	963,006
Total assets	1,907,097	820,686	101,667	456,536	3,285,986	919,811	4,205,797
Capital expenditures	275,408	66,116	2,082	27,032	370,638	21,087	391,725

2012:
Revenue from external customers	$596,011	$463,957	$385,861	$1,348,417	$2,794,246	$—	$2,794,246
Gross margin(3)	311,308	279,349	82,271	156,480	829,408	—	829,408
Total assets	1,841,755	918,187	98,104	469,520	3,327,566	876,934	4,204,500
Capital expenditures	247,021	138,694	3,304	23,518	412,537	16,194	428,731

(1)                  Includes corporate related items.

(2)                  Totals exclude assets, capital expenditures and the operating results of discontinued operations.

(3)                  Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable measure calculated and presented in accordance with U.S. GAAP, below.

The following table presents assets from reportable segments to total assets as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Assets from reportable segments	$3,790,875	$3,285,986
Other assets(1)	1,048,266	919,811
Assets associated with discontinued operations	18,006	21,360
Consolidated assets	$4,857,147	$4,227,157

(1)                  Includes corporate related items.

The following table presents geographic data as of and during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	U.S.	International	Consolidated
2014:
Revenues from external customers	$1,778,808	$1,120,930	$2,899,738
Property, plant and equipment, net	$2,471,674	$855,218	$3,326,892

2013:
Revenues from external customers	$1,911,425	$1,248,979	$3,160,404
Property, plant and equipment, net	$1,945,991	$874,281	$2,820,272

2012:
Revenues from external customers	$1,810,713	$983,533	$2,794,246
Property, plant and equipment, net	$1,879,268	$959,451	$2,838,719

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

The following table reconciles net income (loss) to gross margin (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$125,882	$155,742	$(37,169)
Selling, general and administrative	377,754	358,173	375,647
Depreciation and amortization	386,071	327,505	346,177
Long-lived asset impairment	46,679	28,637	136,614
Restructuring charges	7,553	—	6,471
Interest expense	114,178	115,745	134,376
Equity in income of non-consolidated affiliates	(14,553)	(19,000)	(51,483)
Other (income) expense, net	1,747	(24,501)	506
Provision for (benefit from) income taxes	58,657	84,719	(45,755)
Income from discontinued operations, net of tax	(72,674)	(64,014)	(35,976)
Gross margin	$1,031,294	$963,006	$829,408

25.  Supplemental Guarantor Financial Information

Exterran Holdings, Inc. (“Parent”) is the issuer of our 7.25% senior notes with an aggregate principal amount of $350.0 million due December 2018 (the “7.25% Notes”). EESLP, EES Leasing LLC, EXH GP LP LLC and EXH MLP LP LLC (each a 100% owned subsidiary; together, the “Guarantor Subsidiaries”), have agreed to fully and unconditionally (subject to customary release provisions) on a joint and several senior unsecured basis guarantee Parent’s obligations relating to the 7.25% Notes. See Note 11 for further discussion of guarantee release provisions. As a result of these guarantees, we are presenting the following condensed consolidating financial information pursuant to Rule 3-10 of Regulation S-X. These schedules are presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for our share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions. The Other Subsidiaries column includes financial information for those subsidiaries that do not guarantee the 7.25% Notes.

Condensed Consolidating Balance Sheet

December 31, 2014

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$4,846	$649,719	$610,574	$—	$1,265,139
Current assets associated with discontinued operations	—	—	537	—	537
Total current assets	4,846	649,719	611,111	—	1,265,676
Property, plant and equipment, net	—	1,124,786	2,202,106	—	3,326,892
Investments in affiliates	1,786,572	1,744,614	—	(3,531,186)	—
Goodwill	—	—	3,738	—	3,738
Intangible and other assets, net	5,966	33,292	204,114	—	243,372
Intercompany receivables	727,896	12,023	529,274	(1,269,193)	—
Long-term assets associated with discontinued operations	—	—	17,469	—	17,469
Total long-term assets	2,520,434	2,914,715	2,956,701	(4,800,379)	3,591,471
Total assets	$2,525,280	$3,564,434	$3,567,812	$(4,800,379)	$4,857,147

LIABILITIES AND EQUITY

Current liabilities	$2,520	$353,851	$252,281	$—	$608,652
Current liabilities associated with discontinued operations	—	—	2,066	—	2,066
Total current liabilities	2,520	353,851	254,347	—	610,718
Long-term debt	725,500	1,107	1,300,295	—	2,026,902
Intercompany payables	—	1,257,170	12,023	(1,269,193)	—
Other long-term liabilities	—	165,734	100,431	—	266,165
Long-term liabilities associated with discontinued operations	—	—	317	—	317
Total liabilities	728,020	1,777,862	1,667,413	(1,269,193)	2,904,102
Total equity	1,797,260	1,786,572	1,900,399	(3,531,186)	1,953,045
Total liabilities and equity	$2,525,280	$3,564,434	$3,567,812	$(4,800,379)	$4,857,147

Condensed Consolidating Balance Sheet

December 31, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$141	$710,801	$509,747	$—	$1,220,689
Current assets associated with discontinued operations	—	—	442	—	442
Total current assets	141	710,801	510,189	—	1,221,131
Property, plant and equipment, net	—	1,143,111	1,677,161	—	2,820,272
Investments in affiliates	1,851,131	1,680,215	—	(3,531,346)	—
Intangible and other assets, net	20,060	29,555	126,451	(11,230)	164,836
Intercompany receivables	536,382	14,818	633,678	(1,184,878)	—
Long-term assets associated with discontinued operations	—	—	20,918	—	20,918
Total long-term assets	2,407,573	2,867,699	2,458,208	(4,727,454)	3,006,026
Total assets	$2,407,714	$3,578,500	$2,968,397	$(4,727,454)	$4,227,157

LIABILITIES AND EQUITY

Current liabilities	$2,963	$369,829	$264,681	$—	$637,473
Current liabilities associated with discontinued operations	—	—	3,233	—	3,233
Total current liabilities	2,963	369,829	267,914	—	640,706
Long-term debt	742,661	1,539	757,955	—	1,502,155
Intercompany payables	—	1,170,060	14,818	(1,184,878)	—
Other long-term liabilities	—	185,941	95,710	(11,230)	270,421
Long-term liabilities associated with discontinued operations	—	—	447	—	447
Total liabilities	745,624	1,727,369	1,136,844	(1,196,108)	2,413,729
Total equity	1,662,090	1,851,131	1,831,553	(3,531,346)	1,813,428
Total liabilities and equity	$2,407,714	$3,578,500	$2,968,397	$(4,727,454)	$4,227,157

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2014

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$1,468,314	$1,652,704	$(221,280)	$2,899,738
Costs of sales (excluding depreciation and amortization expense)	—	1,090,198	999,526	(221,280)	1,868,444
Selling, general and administrative	241	174,950	202,563	—	377,754
Depreciation and amortization	—	140,071	246,000	—	386,071
Long-lived asset impairment	—	30,018	16,661	—	46,679
Restructuring charges	—	6,851	702	—	7,553
Interest expense	54,617	2,016	57,545	—	114,178
Intercompany charges, net	(35,998)	39,874	(3,876)	—	—
Equity in income of affiliates	(110,465)	(145,917)	(14,553)	256,382	(14,553)
Other (income) expense, net	40	3,364	(1,657)	—	1,747
Income before income taxes	91,565	126,889	149,793	(256,382)	111,865
Provision for (benefit from) income taxes	(6,601)	16,424	48,834	—	58,657
Income from continuing operations	98,166	110,465	100,959	(256,382)	53,208
Income from discontinued operations, net of tax	—	—	72,674	—	72,674
Net income	98,166	110,465	173,633	(256,382)	125,882
Less: Net income attributable to the noncontrolling interest	—	—	(27,716)	—	(27,716)
Net income attributable to Exterran stockholders	98,166	110,465	145,917	(256,382)	98,166
Other comprehensive loss attributable to Exterran stockholders	(14,213)	(15,599)	(14,941)	30,540	(14,213)
Comprehensive income attributable to Exterran stockholders	$83,953	$94,866	$130,976	$(225,842)	$83,953

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$1,890,064	$1,555,835	$(285,495)	$3,160,404
Costs of sales (excluding depreciation and amortization expense)	—	1,453,000	1,029,893	(285,495)	2,197,398
Selling, general and administrative	252	176,210	181,711	—	358,173
Depreciation and amortization	—	130,478	197,027	—	327,505
Long-lived asset impairment	—	11,134	17,503	—	28,637
Interest expense	76,160	1,837	37,748	—	115,745
Intercompany charges, net	(35,126)	32,232	2,894	—	—
Equity in income of affiliates	(150,351)	(96,473)	(19,000)	246,824	(19,000)
Other (income) expense, net	39	(17,635)	(6,905)	—	(24,501)
Income before income taxes	109,026	199,281	114,964	(246,824)	176,447
Provision for (benefit from) income taxes	(14,138)	48,930	49,927	—	84,719
Income from continuing operations	123,164	150,351	65,037	(246,824)	91,728
Income from discontinued operations, net of tax	—	—	64,014	—	64,014
Net income	123,164	150,351	129,051	(246,824)	155,742
Less: Net income attributable to the noncontrolling interest	—	—	(32,578)	—	(32,578)
Net income attributable to Exterran stockholders	123,164	150,351	96,473	(246,824)	123,164
Other comprehensive income attributable to Exterran stockholders	6,169	5,966	6,693	(12,659)	6,169
Comprehensive income attributable to Exterran stockholders	$129,333	$156,317	$103,166	$(259,483)	$129,333

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$1,766,798	$1,219,072	$(191,624)	$2,794,246
Costs of sales (excluding depreciation and amortization expense)	—	1,393,194	763,268	(191,624)	1,964,838
Selling, general and administrative	788	203,067	171,792	—	375,647
Depreciation and amortization	—	136,236	209,941	—	346,177
Long-lived asset impairment	—	100,617	35,997	—	136,614
Restructuring charges	—	4,019	2,452	—	6,471
Interest expense	99,236	9,551	25,589	—	134,376
Intercompany charges, net	(57,651)	49,753	7,898	—	—
Equity in (income) loss of affiliates	11,744	(49,638)	(51,483)	37,894	(51,483)
Other (income) expense, net	40	(9,848)	10,314	—	506
Income (loss) before income taxes	(54,157)	(70,153)	43,304	(37,894)	(118,900)
Provision for (benefit from) income taxes	(14,671)	(58,409)	27,325	—	(45,755)
Income (loss) from continuing operations	(39,486)	(11,744)	15,979	(37,894)	(73,145)
Income from discontinued operations, net of tax	—	—	35,976	—	35,976
Net income (loss)	(39,486)	(11,744)	51,955	(37,894)	(37,169)
Less: Net income attributable to the noncontrolling interest	—	—	(2,317)	—	(2,317)
Net income (loss) attributable to Exterran stockholders	(39,486)	(11,744)	49,638	(37,894)	(39,486)
Other comprehensive income attributable to Exterran stockholders	17,850	10,292	3,888	(14,180)	17,850
Comprehensive income (loss) attributable to Exterran stockholders	$(21,636)	$(1,452)	$53,526	$(52,074)	$(21,636)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2014

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(9,613)	$146,923	$236,470	$—	$373,780
Net cash provided by discontinued operations	—	—	5,589	—	5,589
Net cash provided by (used in) operating activities	(9,613)	146,923	242,059	—	379,369
Cash flows from investing activities:
Capital expenditures	—	(152,847)	(388,848)	—	(541,695)
Proceeds from sale of property, plant and equipment	—	9,767	14,606	—	24,373
Proceeds from sale of businesses	—	—	1,516	—	1,516
Payment for business acquisitions	—	(11,743)	(483,012)	—	(494,755)
Capital distributions received from consolidated subsidiaries	—	55,489	—	(55,489)	—
Increase in restricted cash	—	—	(221)	—	(221)
Return of investments in non-consolidated affiliates	—	—	14,750	—	14,750
Investment in consolidated subsidiaries	—	(17,423)	—	17,423	—
Cash invested in non-consolidated affiliates	—	—	(197)	—	(197)
Return of investments in consolidated subsidiaries	262,754	—	—	(262,754)	—
Net cash provided by (used in) continuing operations	262,754	(116,757)	(841,406)	(300,820)	(996,229)
Net cash provided by discontinued operations	—	—	66,378	—	66,378
Net cash provided by (used in) investing activities	262,754	(116,757)	(775,028)	(300,820)	(929,851)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,312,501	—	927,798	—	2,240,299
Repayments of long-term debt	(1,341,000)	—	(386,500)	—	(1,727,500)
Payments for debt issuance costs	—	—	(6,986)	—	(6,986)
Payments above face value for redemption of convertible debt	(15,007)	—	—	—	(15,007)
Payments for settlement of interest rate swaps that include financing elements	—	—	(3,793)	—	(3,793)
Net proceeds from the sale of Partnership units	—	—	169,471	—	169,471
Proceeds from stock options exercised	12,819	—	—	—	12,819
Proceeds from stock issued pursuant to our employee stock purchase plan	1,812	—	—	—	1,812
Purchases of treasury stock	(7,044)	—	—	—	(7,044)
Dividends to Exterran stockholders	(40,319)	—	—	—	(40,319)
Stock-based compensation excess tax benefit	9,585	—	—	—	9,585
Distributions to noncontrolling partners in the Partnership	—	—	(130,345)	55,489	(74,856)
Net proceeds from sale of general partner units	—	—	3,573	(3,573)	—
Capital distributions to affiliates	—	(262,754)	—	262,754	—
Capital contributions received from parent	—	—	13,850	(13,850)	—
Borrowings (repayments) between consolidated subsidiaries, net	(186,457)	231,689	(45,232)	—	—
Net cash provided by (used in) financing activities	(253,110)	(31,065)	541,836	300,820	558,481
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,925)	—	(3,925)
Net increase (decrease) in cash and cash equivalents	31	(899)	4,942	—	4,074
Cash and cash equivalents at beginning of period	11	1,554	34,100	—	35,665
Cash and cash equivalents at end of period	42	$655	$39,042	$—	$39,739

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(5,873)	$189,563	$164,978	$—	$348,668
Net cash provided by discontinued operations	—	—	7,036	—	7,036
Net cash provided by (used in) operating activities	(5,873)	189,563	172,014	—	355,704
Cash flows from investing activities:
Capital expenditures	—	(167,632)	(231,431)	7,338	(391,725)
Proceeds from sale of property, plant and equipment	—	28,274	80,375	(7,338)	101,311
Capital distributions received from consolidated subsidiaries	—	45,237	—	(45,237)	—
Decrease in restricted cash	—	—	14	—	14
Return of investments in non-consolidated affiliates	—	—	19,000	—	19,000
Investment in consolidated subsidiaries	—	(25,180)	—	25,180	—
Net cash used in continuing operations	—	(119,301)	(132,042)	(20,057)	(271,400)
Net cash provided by discontinued operations	—	—	74,949	—	74,949
Net cash used in investing activities	—	(119,301)	(57,093)	(20,057)	(196,451)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,102,500	—	1,005,537	—	2,108,037
Repayments of long-term debt	(1,267,250)	—	(928,500)	—	(2,195,750)
Payments for debt issuance costs	—	—	(12,147)	—	(12,147)
Payments for settlement of interest rate swaps that include financing elements	—	—	(2,207)	—	(2,207)
Proceeds from stock options exercised	8,321	—	—	—	8,321
Proceeds from stock issued pursuant to our employee stock purchase plan	1,632	—	—	—	1,632
Purchases of treasury stock	(4,539)	—	—	—	(4,539)
Stock-based compensation excess tax benefit	1,910	—	—	—	1,910
Distributions to noncontrolling partners in the Partnership	—	—	(107,196)	45,237	(61,959)
Capital contributions received from parent	—	—	25,180	(25,180)	—
Borrowings (repayments) between consolidated subsidiaries, net	163,286	(79,169)	(84,117)	—	—
Net cash provided by (used in) financing activities	5,860	(79,169)	(103,450)	20,057	(156,702)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,487)	—	(1,487)
Net increase (decrease) in cash and cash equivalents	(13)	(8,907)	9,984	—	1,064
Cash and cash equivalents at beginning of period	24	10,461	24,116	—	34,601
Cash and cash equivalents at end of period	$11	$1,554	$34,100	$—	$35,665

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(6,877)	$127,305	$262,834	$—	$383,262
Net cash provided by discontinued operations	—	—	6,663	—	6,663
Net cash provided by (used in) operating activities	(6,877)	127,305	269,497	—	389,925
Cash flows from investing activities:
Capital expenditures	—	(205,356)	(223,375)	—	(428,731)
Contract operations acquisition	—	77,415	(77,415)	—	—
Proceeds from sale of property, plant and equipment	—	14,511	21,478	—	35,989
Capital distributions received from consolidated subsidiaries	—	30,782	—	(30,782)	—
Increase in restricted cash	—	—	(162)	—	(162)
Return of investments in non-consolidated affiliates	—	—	51,707	—	51,707
Cash invested in non-consolidated affiliates	—	—	(224)	—	(224)
Investment in consolidated subsidiaries	—	(27,184)	—	27,184	—
Net cash used in continuing operations	—	(109,832)	(227,991)	(3,598)	(341,421)
Net cash provided by discontinued operations	—	—	135,970	—	135,970
Net cash used in investing activities	—	(109,832)	(92,021)	(3,598)	(205,451)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,164,000	—	714,000	—	1,878,000
Repayments of long-term debt	(1,422,150)	—	(684,489)	—	(2,106,639)
Payments for debt issuance costs	—	—	(1,011)	—	(1,011)
Net proceeds from the sale of Partnership units	—	—	114,530	—	114,530
Proceeds from stock options exercised	562	—	—	—	562
Proceeds from stock issued pursuant to our employee stock purchase plan	1,635	—	—	—	1,635
Purchases of treasury stock	(2,422)	—	—	—	(2,422)
Stock-based compensation excess tax benefit	1,139	—	—	—	1,139
Distributions to noncontrolling partners in the Partnership	—	—	(87,866)	30,782	(57,084)
Net proceeds from sale of general partner units	—	—	2,426	(2,426)	—
Capital contributions received from parent	—	—	24,758	(24,758)	—
Borrowings (repayments) between consolidated subsidiaries, net	264,044	(9,822)	(254,222)	—	—
Net cash provided by (used in) financing activities	6,808	(9,822)	(171,874)	3,598	(171,290)
Effect of exchange rate changes on cash and cash equivalents	—	—	(486)	—	(486)
Net increase (decrease) in cash and cash equivalents	(69)	7,651	5,116	—	12,698
Cash and cash equivalents at beginning of period	93	2,810	19,000	—	21,903
Cash and cash equivalents at end of period	$24	$10,461	$24,116	$—	$34,601

26.  Selected Quarterly Financial Data (Unaudited)

In management’s opinion, the summarized quarterly financial data below (in thousands, except per share amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our financial position and results of operations for the respective periods.

	March 31,	June 30,	September 30,	December 31,
	2014(1)	2014(2)	2014(3)	2014(4)

Revenue from external customers	$643,008	$739,270	$723,832	$793,628
Gross profit(9)	152,060	143,390	165,593	175,708
Net income attributable to Exterran stockholders	32,596	12,377	34,050	19,143
Net income attributable to Exterran common stockholders per share:
Basic	$0.49	$0.19	$0.51	$0.28
Diluted	0.47	0.19	0.48	0.27

	March 31,	June 30,	September 30,	December 31,
	2013(5)	2013(6)	2013(7)	2013(8)

Revenue from external customers	$809,896	$835,906	$775,584	$739,018
Gross profit(9)	145,808	166,145	167,049	159,092
Net income attributable to Exterran stockholders	50,205	9,335	40,977	22,647
Net income attributable to Exterran common stockholders per share:
Basic	$0.77	$0.14	$0.62	$0.34
Diluted	0.76	0.14	0.62	0.34

(1)               In the first quarter of 2014, we recorded $17.8 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 3), $4.9 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 9), $4.8 million of restructuring charges (see Note 15) and $3.8 million of long-lived asset impairments (see Note 14).

(2)               In the second quarter of 2014 we completed the April 2014 MidCon Acquisition (see Note 4). Additionally, we recorded $18.1 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 3), $9.8 million of long-lived asset impairments (see Note 14) and $4.9 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 9).

(3)               In the third quarter of 2014 we completed the August 2014 MidCon Acquisition (see Note 4). Additionally, we recorded $18.2 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 3), $12.4 million of long-lived asset impairments (see Note 14) and $5.0 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 9).

(4)               In the fourth quarter of 2014, we recorded $18.5 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 3), $20.7 million of long-lived asset impairments (see Note 14) and $2.2 million of restructuring charges (see Note 15).

(5)               In the first quarter of 2013, we recorded $34.3 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas, which included a prepayment of $17.2 million for the second quarter 2013 installment payment due to us (see Note 3), $4.7 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 9), $3.6 million of long-lived asset impairments (see Note 14) and $2.1 million of impairments related to Canadian discontinued operations (see Note 3).

(6)               In the second quarter of 2013, we recorded $16.6 million of long-lived asset impairments, including $11.9 million related to the entity that owned our fabrication facility in the United Kingdom which we sold in July 2013 (see Note 14), $4.7 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 9) and $3.9 million of impairments related to Canadian discontinued operations (see Note 3).

(7)               In the third quarter of 2013, we recorded $17.4 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 3), $4.5 million of long-lived asset impairments (see Note 14), $4.8 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 9) and $2.4 million of long-lived asset impairments related to our contract water treatment business which is reflected in discontinued operations (see Note 3).

(8)               In the fourth quarter of 2013, we recorded $17.6 million of net proceeds from the sale of previously nationalized Venezuelan assets to PDVSA Gas (see Note 3), $4.8 million of equity in income of non-consolidated affiliates from the sale of our Venezuelan joint ventures’ assets (see Note 9) and $3.9 million of long-lived asset impairments (see Note 14).

(9)               Gross profit is defined as revenue less cost of sales, direct depreciation and amortization expense and long-lived asset impairment charges.

27.  Subsequent Event

On February 4, 2015, the Partnership executed an amendment to the Partnership Credit Agreement, which among other things, increases the borrowing capacity under its revolving credit facility by $250.0 million to $900.0 million. The Partnership Credit Agreement, which matures in May 2018, also includes a $150.0 million term loan facility.

EXTERRAN HOLDINGS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
December 31, 2014	$8,605	$2,422	$6,608	(1)	$4,419
December 31, 2013	15,011	2,174	8,580	(1)	8,605
December 31, 2012	11,229	8,754	4,972	(1)	15,011
Allowance for obsolete and slow moving inventory deducted from inventories in the balance sheet
December 31, 2014	$14,102	$7,979	$1,921	(2)	$20,160
December 31, 2013	11,736	4,535	2,169	(2)	14,102
December 31, 2012	14,011	1,005	3,280	(2)	11,736
Allowance for deferred tax assets not expected to be realized
December 31, 2014	$102,418	$38,168	$27,591	(3)	$112,995
December 31, 2013	86,054	31,978	15,614	(3)	102,418
December 31, 2012	76,056	29,132	19,134	(3)	86,054

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