Form 10-Q
period 2015-03-31
EXTERRAN HOLDINGS INC.
filed 2015-05-05
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

Number of shares of the common stock of the registrant outstanding as of April 28, 2015: 69,410,744 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

(unaudited)

	March 31, 2015	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$52,011	$39,739
Restricted cash	1,490	1,490
Accounts receivable, net of allowance of $4,137 and $4,419 respectively	505,948	558,042
Inventory, net	417,815	403,571
Costs and estimated earnings in excess of billings on uncompleted contracts	122,407	120,938
Current deferred income taxes	81,480	79,856
Other current assets	74,376	61,503
Current assets associated with discontinued operations	453	537
Total current assets	1,255,980	1,265,676
Property, plant and equipment, net	3,334,161	3,326,892
Goodwill	3,738	3,738
Intangible and other assets, net	232,659	243,372
Long-term assets associated with discontinued operations	—	17,469
Total assets	$4,826,538	$4,857,147

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$183,917	$203,306
Accrued liabilities	225,693	259,759
Deferred revenue	70,169	69,310
Billings on uncompleted contracts in excess of costs and estimated earnings	90,237	76,277
Current liabilities associated with discontinued operations	1,771	2,066
Total current liabilities	571,787	610,718
Long-term debt	2,047,575	2,026,902
Deferred income taxes	174,140	187,445
Other long-term liabilities	81,115	78,720
Long-term liabilities associated with discontinued operations	340	317
Total liabilities	2,874,957	2,904,102
Commitments and contingencies (Note 15)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 74,474,529 and 73,808,200 shares issued, respectively	745	738
Additional paid-in capital	3,721,241	3,715,586
Accumulated other comprehensive income	4,461	15,865
Accumulated deficit	(1,844,595)	(1,866,397)
Treasury stock — 5,079,748 and 4,963,013 common shares, at cost, respectively	(72,122)	(68,532)
Total Exterran stockholders’ equity	1,809,730	1,797,260
Noncontrolling interest	141,851	155,785
Total equity	1,951,581	1,953,045
Total liabilities and equity	$4,826,538	$4,857,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
North America contract operations	$202,261	$156,523
International contract operations	120,691	111,040
Aftermarket services	86,856	88,048
Fabrication	319,274	287,397
	729,082	643,008
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	82,679	71,081
International contract operations	44,339	41,032
Aftermarket services	65,934	67,821
Fabrication	267,118	229,588
Selling, general and administrative	86,686	92,578
Depreciation and amortization	95,808	85,522
Long-lived asset impairment	12,732	3,807
Restructuring charges	4,790	4,822
Interest expense	27,298	28,308
Equity in income of non-consolidated affiliates	(5,006)	(4,693)
Other (income) expense, net	7,841	(2,434)
	690,219	617,432
Income before income taxes	38,863	25,576
Provision for income taxes	16,491	9,409
Income from continuing operations	22,372	16,167
Income from discontinued operations, net of tax	18,713	18,727
Net income	41,085	34,894
Less: Net income attributable to the noncontrolling interest	(8,943)	(2,298)
Net income attributable to Exterran stockholders	$32,142	$32,596

Basic income per common share:
Income from continuing operations attributable to Exterran common stockholders	$0.19	$0.21
Income from discontinued operations attributable to Exterran common stockholders	0.27	0.28
Net income attributable to Exterran common stockholders	$0.46	$0.49

Diluted income per common share:
Income from continuing operations attributable to Exterran common stockholders	$0.19	$0.20
Income from discontinued operations attributable to Exterran common stockholders	0.27	0.27
Net income attributable to Exterran common stockholders	$0.46	$0.47

Weighted average common shares outstanding used in income per common share:
Basic	68,252	65,390
Diluted	68,534	67,792

Dividends declared and paid per common share	$0.15	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$41,085	$34,894
Other comprehensive income (loss), net of tax:
Derivative loss, net of reclassifications to earnings	(4,650)	(570)
Amortization of terminated interest rate swaps	635	780
Foreign currency translation adjustment	(10,362)	1,134
Total other comprehensive income (loss)	(14,377)	1,344
Comprehensive income	26,708	36,238
Less: Comprehensive income attributable to the noncontrolling interest	(5,970)	(2,324)
Comprehensive income attributable to Exterran stockholders	$20,738	$33,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(unaudited)

	Exterran Holdings, Inc. Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2014	$725	$3,769,429	$30,078	$(213,898)	$(1,924,244)	$151,338	$1,813,428
Treasury stock purchased				(5,349)			(5,349)
Options exercised	4	8,516					8,520
Cash dividends					(9,989)		(9,989)
Shares issued in employee stock purchase plan		404					404
Stock-based compensation, net of forfeitures	4	6,797				468	7,269
Income tax benefit from stock-based compensation expense		6,396					6,396
Cash distribution to noncontrolling unitholders of the Partnership						(15,869)	(15,869)
Comprehensive income (loss):
Net income					32,596	2,298	34,894
Derivatives gain (loss), net of reclassifications to earnings and tax			(596)			26	(570)
Amortization of terminated interest rate swaps, net of tax			780				780
Foreign currency translation adjustment			1,134				1,134
Balance, March 31, 2014	$733	$3,791,542	$31,396	$(219,247)	$(1,901,637)	$138,261	$1,841,048

Balance, January 1, 2015	$738	$3,715,586	$15,865	$(68,532)	$(1,866,397)	$155,785	$1,953,045
Treasury stock purchased				(3,678)			(3,678)
Options exercised	1	571					572
Cash dividends					(10,340)		(10,340)
Shares issued in employee stock purchase plan		419					419
Stock-based compensation, net of forfeitures	6	4,451				241	4,698
Income tax benefit from stock-based compensation expense		302					302
Cash distribution to noncontrolling unitholders of the Partnership						(20,145)	(20,145)
Shares issued for exercise of warrants		(88)		88			—
Comprehensive income (loss):
Net income					32,142	8,943	41,085
Derivatives loss, net of reclassifications to earnings and tax			(1,677)			(2,973)	(4,650)
Amortization of terminated interest rate swaps, net of tax			635				635
Foreign currency translation adjustment			(10,362)				(10,362)
Balance, March 31, 2015	$745	$3,721,241	$4,461	$(72,122)	$(1,844,595)	$141,851	$1,951,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$41,085	$34,894
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	95,808	85,522
Long-lived asset impairment	12,732	3,807
Amortization of deferred financing costs	1,618	1,581
Income from discontinued operations, net of tax	(18,713)	(18,727)
Amortization of debt discount	286	6,363
Provision for doubtful accounts	622	1,081
Gain on sale of property, plant and equipment	(489)	(2,362)
Equity in income of non-consolidated affiliates	(5,006)	(4,693)
Amortization of terminated interest rate swaps	977	1,199
Interest rate swaps	(136)	64
(Gain) loss on remeasurement of intercompany balances	7,508	(81)
Stock-based compensation expense	4,698	7,269
Deferred income tax provision	620	(11,956)
Changes in assets and liabilities:
Accounts receivable and notes	47,687	42,018
Inventory	(14,548)	(8,540)
Costs and estimated earnings versus billings on uncompleted contracts	12,304	(44,336)
Other current assets	(15,417)	(5,845)
Accounts payable and other liabilities	(40,086)	(18,010)
Deferred revenue	3,764	(15,728)
Other	(2,846)	(667)
Net cash provided by continuing operations	132,468	52,853
Net cash provided by discontinued operations	2,166	1,039
Net cash provided by operating activities	134,634	53,892

Cash flows from investing activities:
Capital expenditures	(139,783)	(99,214)
Proceeds from sale of property, plant and equipment	8,910	10,863
Escrow deposit for business acquisition	—	(17,000)
Return of investments in non-consolidated affiliates	5,006	4,890
Cash invested in non-consolidated affiliates	—	(197)
Net cash used in continuing operations	(125,867)	(100,658)
Net cash provided by discontinued operations	16,530	16,726
Net cash used in investing activities	(109,337)	(83,932)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	417,000	332,500
Repayments of long-term debt	(396,500)	(255,500)
Payments for debt issuance costs	(1,311)	—
Payments for settlement of interest rate swaps that include financing elements	(942)	(913)
Proceeds from stock options exercised	572	8,520
Proceeds from stock issued pursuant to our employee stock purchase plan	419	404
Purchases of treasury stock	(3,678)	(5,349)
Dividends to Exterran stockholders	(10,340)	(9,989)
Stock-based compensation excess tax benefit	2,131	6,470
Distributions to noncontrolling partners in the Partnership	(20,145)	(15,869)
Net cash provided by (used in) financing activities	(12,794)	60,274

Effect of exchange rate changes on cash and cash equivalents	(231)	(4,409)
Net increase in cash and cash equivalents	12,272	25,825
Cash and cash equivalents at beginning of period	39,739	35,665
Cash and cash equivalents at end of period	$52,011	$61,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Exterran Holdings, Inc. (“Exterran”, “our”, “we” or “us”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2014. That report contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

On November 17, 2014, we announced that our board of directors had authorized management to pursue a plan to separate (the “Spin-off”) our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company (“Spinco”). Unless otherwise indicated, the financial statements and related footnote disclosures within this report exclude the potential future impact of the proposed Spin-off, if consummated. The effect of the proposed Spin-off could significantly change and materially impact future disclosures, results of operations, balance sheet and cash flow positions. See Note 2 for further discussion of the proposed Spin-off.

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

The following table summarizes net income attributable to Exterran common stockholders used in the calculation of basic and diluted income per common share (in thousands):

	Three Months Ended March 31,
	2015	2014
Income from continuing operations attributable to Exterran stockholders	$13,429	$13,869
Income from discontinued operations, net of tax	18,713	18,727
Less: Net income attributable to participating securities	(410)	(480)
Net income attributable to Exterran common stockholders	$31,732	$32,116

The following table shows the potential shares of common stock that were included in computing diluted income attributable to Exterran common stockholders per common share (in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted average common shares outstanding including participating securities	69,179	66,416
Less: Weighted average participating securities outstanding	(927)	(1,026)
Weighted average common shares outstanding — used in basic income per common share	68,252	65,390
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	282	616
On settlement of employee stock purchase plan shares	—	2
On exercise of warrants	—	1,784
On conversion of 4.25% convertible senior notes due 2014	*	**
Weighted average common shares outstanding — used in diluted income per common share	68,534	67,792

*                  Not applicable as the debt instrument was not outstanding during the period.

**           Excluded from diluted income per common share as their inclusion would have been anti-dilutive.

There were no adjustments to net income attributable to Exterran common stockholders for the diluted earnings (loss) per common share calculation during the three months ended March 31, 2015 and 2014.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted income (loss) attributable to Exterran common stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2014

Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	568	586
On conversion of 4.25% convertible senior notes due 2014	—	15,393
Net dilutive potential common shares issuable	568	15,979

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

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax and excluding noncontrolling interest, during the three months ended March 31, 2014 and 2015 (in thousands):

	Derivatives Cash Flow Hedges		Foreign Currency Translation Adjustment	Total
Accumulated other comprehensive income (loss), January 1, 2014	$(1,346)		$31,424	$30,078
Gain (loss) recognized in other comprehensive income (loss), net of tax	(254	)(1)	1,134	880
Loss reclassified from accumulated other comprehensive income (loss), net of tax	438	(2)	—	438
Other comprehensive income attributable to Exterran stockholders	184		1,134	1,318
Accumulated other comprehensive income (loss), March 31, 2014	$(1,162)		$32,558	$31,396

Accumulated other comprehensive income (loss), January 1, 2015	$(911)		$16,776	$15,865
Loss recognized in other comprehensive income (loss), net of tax	(1,502	)(3)	(10,362)	(11,864)
Loss reclassified from accumulated other comprehensive income (loss), net of tax	460	(4)	—	460
Other comprehensive loss attributable to Exterran stockholders	(1,042)		(10,362)	(11,404)
Accumulated other comprehensive income (loss), March 31, 2015	$(1,953)		$6,414	$4,461

(1)         During the three months ended March 31, 2014, we recognized a loss of $0.4 million and a tax benefit of $0.1 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments.

(2)         During the three months ended March 31, 2014, we reclassified a $0.6 million loss to interest expense and a tax benefit of $0.2 million to provision for income taxes, in our condensed consolidated statements of operations from accumulated other comprehensive income (loss).

(3)         During the three months ended March 31, 2015, we recognized a loss of $2.3 million and a tax benefit of $0.8 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments.

(4)        During the three months ended March 31, 2015, we reclassified a $0.7 million loss to interest expense and a tax benefit of $0.2 million to provision for (benefit from) income taxes, in our condensed consolidated statements of operations from accumulated other comprehensive income (loss).

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables, interest rate swaps and debt. At March 31, 2015 and December 31, 2014, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 10 for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$1,041,575	$1,006,000	$1,041,402	$960,000
Floating rate debt	1,006,000	1,007,000	985,500	986,000
Total debt	$2,047,575	$2,013,000	$2,026,902	$1,946,000

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

2.  Proposed Spin-off Transaction

On November 17, 2014, we announced that our board of directors had authorized management to pursue a plan to separate our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company. To effect the Spin-off, we intend to distribute on the distribution date, on a pro rata basis, all of the shares of Spinco common stock to our stockholders as of the record date. Our board of directors will set the record date and distribution date prior to the Spin-off. The Spin-off is subject to, among other things, market conditions, the receipt of an opinion of counsel as to the tax-free nature of the transaction, completion of a review by the SEC of a registration statement on Form 10 filed by Spinco, the execution of a separation and distribution agreement and related ancillary agreements and final approval of our board of directors. Upon completion of the Spin-off, we and Spinco will be independent, publicly traded companies with separate public ownership, boards of directors and management, and we will continue to own and operate the U.S. contract operations and U.S. aftermarket services businesses that we currently own. In addition, we will continue to hold interests in the Partnership, which include the sole general partner interest and certain limited partner interests, as well as all of the incentive distribution rights in the Partnership. Although our current goal is to complete the Spin-off in the second half of 2015, there are no assurances as to when the proposed Spin-off will be completed, if at all, or if the Spin-off will be completed as currently contemplated.

3.  Discontinued Operations

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received installment payments, including an annual charge, totaling $18.7 million and $17.8 million during the three months ended March 31, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $99 million as of March 31, 2015, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In connection with the sale of these assets, we have agreed to suspend the arbitration proceeding previously filed by our Spanish subsidiary against Venezuela pending payment in full by PDVSA Gas of the purchase price for these nationalized assets.

In December 2013, we abandoned our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. The abandonment of this business meets the criteria established for recognition as discontinued operations under GAAP. Therefore, our contract water treatment business is reflected as discontinued operations in our condensed consolidated financial statements. This business was previously included in our North American contract operations business segment. During the three months ended March 31, 2015, we reversed the remaining tax deductible temporary differences relating to our contract water treatment business. There was no impact on income from discontinued operations, net of tax, as the reversal resulted in a deferred tax asset for net operating losses. The resulting deferred tax asset is reflected as current deferred income taxes in our condensed consolidated balance sheet.

The following table summarizes the operating results of discontinued operations (in thousands):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Venezuela	Contract Water Treatment Business	Total	Venezuela	Contract Water Treatment Business	Total
Revenue	$—	$—	$—	$—	$—	$—
Expenses and selling, general and administrative	84	72	156	124	73	197
Recovery attributable to expropriation	(16,506)	—	(16,506)	(16,421)	—	(16,421)
Other (income) loss, net	(2,321)	—	(2,321)	(2,386)	(147)	(2,533)
Provision for (benefit from) income taxes	—	(42)	(42)	—	30	30
Income (loss) from discontinued operations, net of tax	$18,743	$(30)	$18,713	$18,683	$44	$18,727

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	March 31, 2015			December 31, 2014
	Venezuela	Contract Water Treatment Business	Total	Venezuela	Contract Water Treatment Business	Total
Cash	$408	$—	$408	$431	$—	$431
Accounts receivable	2	—	2	2	69	71
Other current assets	43	—	43	35	—	35
Total current assets associated with discontinued operations	453	—	453	468	69	537
Deferred tax assets	—	—	—	—	17,469	17,469
Total assets associated with discontinued operations	$453	$—	$453	$468	$17,538	$18,006

Accounts payable	$—	$2	$2	$214	$1	$215
Accrued liabilities	1,114	655	1,769	1,124	727	1,851
Total current liabilities associated with discontinued operations	1,114	657	1,771	1,338	728	2,066
Other long-term liabilities	340	—	340	317	—	317
Total liabilities associated with discontinued operations	$1,454	$657	$2,111	$1,655	$728	$2,383

4.  Business Acquisitions

August 2014 MidCon Acquisition

On August 8, 2014, the Partnership completed an acquisition of natural gas compression assets, including a fleet of 162 compressor units, comprising approximately 110,000 horsepower from MidCon Compression, L.L.C. (“MidCon”) for $130.1 million. The purchase price was funded with borrowings under the Partnership’s revolving credit facility. The majority of the horsepower acquired is utilized under a five-year contract operations services agreement with BHP Billiton Petroleum (“BHP Billiton”) to provide compression services. In connection with the acquisition, the contract operations services agreement with BHP Billiton was assigned to the Partnership effective as of the closing.

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

Pro Forma Financial Information

Pro forma financial information for the three months ended March 31, 2014 has been included to give effect to the additional assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition. The August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition are presented in the pro forma financial information as though these transactions occurred as of January 1, 2014. The pro forma financial information reflects the following transactions:

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

The following table shows pro forma financial information for the three months ended March 31, 2014 (in thousands, except per share amounts):

Three Months Ended March 31,
2014
Revenue	$670,547
Net income attributable to Exterran common stockholders	$34,072
Basic net income per common share attributable to Exterran common stockholders	$0.51
Diluted net income per common share attributable to Exterran common stockholders	$0.50

5.  Inventory, net

Inventory, net of reserves, consisted of the following amounts (in thousands):

	March 31, 2015	December 31, 2014
Parts and supplies	$271,256	$269,370
Work in progress	108,939	100,499
Finished goods	37,620	33,702
Inventory, net	$417,815	$403,571

As of March 31, 2015 and December 31, 2014, we had inventory reserves of $20.4 million and $20.2 million, respectively.

6.  Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Compression equipment, facilities and other fleet assets	$4,974,157	$4,916,576
Land and buildings	202,890	206,257
Transportation and shop equipment	294,476	297,239
Other	199,143	197,114
	5,670,666	5,617,186
Accumulated depreciation	(2,336,505)	(2,290,294)
Property, plant and equipment, net	$3,334,161	$3,326,892

7.  Investments in Non-Consolidated Affiliates

Investments in affiliates that are not controlled by us where we have the ability to exercise significant control over the operations are accounted for using the equity method.

We own a 30.0% interest in WilPro Energy Services (PIGAP II) Limited and 33.3% interest in WilPro Energy Services (El Furrial) Limited, which are joint ventures that provided natural gas compression and injection services in Venezuela. In May 2009, Petroleos de Venezuela S.A. (“PDVSA”) assumed control over the assets of our Venezuelan joint ventures and transitioned the operations, including the hiring of their employees, to PDVSA. In March 2011, our Venezuelan joint ventures, together with the Netherlands’ parent company of our joint venture partners, filed a request for the institution of an arbitration proceeding against Venezuela with the International Centre for Settlement of Investment Disputes related to the seized assets and investments.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received installment payments, including an annual charge, totaling $5.0 million and $4.9 million during the three months ended March 31, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $22 million as of March 31, 2015, is payable in quarterly cash installments through the first quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

8.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Revolving credit facility due July 2016	$354,000	$375,500
Partnership’s revolving credit facility due May 2018	502,000	460,000
Partnership’s term loan facility due May 2018	150,000	150,000
Partnership’s 6% senior notes due April 2021 (presented net of the unamortized discount of $4.3 million and $4.5 million, respectively)	345,677	345,528
Partnership’s 6% senior notes due October 2022 (presented net of the unamortized discount of $5.1 million and $5.2 million, respectively)	344,904	344,767
7.25% senior notes due December 2018	350,000	350,000
Other, interest at various rates, collateralized by equipment and other assets	994	1,107
Long-term debt	$2,047,575	$2,026,902

Exterran Senior Secured Credit Facility

As of March 31, 2015, we had $354.0 million in outstanding borrowings and $91.3 million in outstanding letters of credit under our senior secured revolving credit facility (the “Credit Facility”). At March 31, 2015, taking into account guarantees through letters of credit, we had undrawn and available capacity of $454.7 million under the Credit Facility.

The Partnership Revolving Credit Facility and Term Loan

In February 2015, the Partnership amended its senior secured credit agreement (the “Partnership Credit Agreement”), which among other things, increased the borrowing capacity under its revolving credit facility by $250.0 million to $900.0 million. The Partnership Credit Agreement, which matures in May 2018, also includes a $150.0 million term loan facility. During the three months ended March 31, 2015, the Partnership incurred transaction costs of $1.3 million related to the amendment of the Partnership Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the term of the facility.

As of March 31, 2015, the Partnership had undrawn capacity of $398.0 million under its revolving credit facility. The Partnership Credit Agreement limits the Partnership’s ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA (as defined in the Partnership Credit Agreement) to not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 following the occurrence of certain events specified in the Partnership Credit Agreement). Because the August 2014 MidCon Acquisition closed during the third quarter of 2014, the Partnership’s Total Debt to EBITDA ratio threshold was temporarily increased to 5.5 to 1.0 during the quarter ended September 30, 2014 and continued at that level through March 31, 2015. As a result of this limitation, $354.7 million of the $398.0 million of undrawn capacity under the Partnership’s revolving credit facility was available for additional borrowings as of March 31, 2015. If the maximum allowed ratio of Total Debt to EBITDA had been 5.25 to 1.0 at March 31, 2015, then $277.5 million of the $398.0 million of undrawn capacity under the Partnership’s revolving credit facility would have been available for additional borrowings as of March 31, 2015.

9.  Accounting for Derivatives

We are exposed to market risks associated with changes in interest rates. We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

During the three months ended March 31, 2015, the Partnership entered into an interest rate swap with a notional value of $100.0 million. At March 31, 2015, the Partnership was a party to interest rate swaps with a total notional value of $500.0 million, pursuant to which it makes fixed payments and receives floating payments. The Partnership entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. The Partnership’s interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of March 31, 2015, the weighted average effective fixed interest rate on the interest rate swaps was 1.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded $0.3 million of interest income during the three months ended March 31, 2015 due to ineffectiveness related to interest rate swaps. There was no ineffectiveness related to interest rate swaps during the three months ended March 31, 2014. We estimate that $5.8 million of deferred pre-tax losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at March 31, 2015, will be reclassified into earnings as interest expense at then current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	March 31, 2015
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Accrued liabilities	$(6,138)
Interest rate hedges	Other long-term liabilities	(2,747)
Total derivatives		$(8,885)

	December 31, 2014
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$712
Interest rate hedges	Accrued liabilities	(4,958)
Interest rate hedges	Other long-term liabilities	(150)
Total derivatives		$(4,396)

	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges
Three months ended March 31, 2015	$(6,253)	Interest expense	$(1,675)
Three months ended March 31, 2014	(955)	Interest expense	(1,264)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, with pricing levels as of the date of valuation (in thousands):

	March 31, 2015			December 31, 2014
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$—	$—	$—	$—	$712	$—
Interest rate swaps liability	—	(8,885)	—	—	(5,108)	—

On a quarterly basis, the interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2015 and 2014, with pricing levels as of the date of valuation (in thousands):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$744	$—	$—	$368
Inventory write-down—Restructuring	—	—	—	—	—	2,331
Long-term receivable from the sale of our Canadian Operations	—	—	5,100	—	—	—

Our estimate of the impaired long-lived assets’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a weighted average discount rate of 10% and 9% for the three months ended March 31, 2015 and 2014, respectively. Our estimate of the fair value of the inventory associated with the restructuring of our make-ready operations was based on expected net sale proceeds. See Note 12 for further discussion of the restructuring of our make-ready operations. In April 2015, we accepted an offer to early settle the outstanding note receivable due to us relating to the previous sale of our Canadian contract operations and aftermarket services businesses for $5.1 million.

11.  Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the three months ended March 31, 2015, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 80 idle compressor units, representing approximately 30,000 horsepower, previously used to provide services in our North America contract operations and international contract operations segments. As a result, we performed an impairment review and recorded an $11.3 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the three months ended March 31, 2015, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $1.4 million on these assets.

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

12.  Restructuring Charges

As discussed in Note 2, in November 2014, we announced that our board of directors had authorized management to pursue a plan to separate our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company. During the three months ended March 31, 2015, we incurred $4.8 million of costs associated with the proposed Spin-off which were primarily related to legal, consulting, audit and professional fees. The separation costs have not been allocated to the segments because they consist mostly of professional service fees within the finance and legal functions. The costs incurred in conjunction with the proposed Spin-off are included in restructuring charges in our condensed consolidated statements of operations. This Spin-off is expected to be completed in the second half of 2015. We cannot currently estimate the total restructuring costs that will be incurred as a result of the proposed Spin-off. As of March 31, 2015, we had an accrued liability balance of $1.8 million for planned separation charges incurred.

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

13.  Stock-Based Compensation

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

The following table presents stock option activity during the three months ended March 31, 2015:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2015	1,495	$33.39
Granted	—	—
Exercised	(56)	10.21
Cancelled	(273)	61.79
Options outstanding, March 31, 2015	1,166	27.85	3.0	$12,513
Options exercisable, March 31, 2015	1,044	27.08	2.7	12,083

Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the three months ended March 31, 2015 was $1.0 million. As of March 31, 2015, we expect $1.4 million of unrecognized compensation cost related to unvested stock options to be recognized over the weighted-average period of 1.6 years.

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

The following table presents restricted stock, restricted stock unit, performance unit, cash settled restricted stock unit and cash settled performance unit activity during the three months ended March 31, 2015:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2015	1,170	$27.37
Granted	676	31.99
Vested	(695)	23.23
Cancelled	(9)	32.68
Non-vested awards, March 31, 2015(1)	1,142	32.58

(1) Non-vested awards as of March 31, 2015 are comprised of 56,000 cash settled restricted stock units and cash settled performance units and 1,086,000 restricted shares, restricted stock units and performance units.

As of March 31, 2015, we expect $34.7 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units to be recognized over the weighted-average period of 2.3 years.

Employee Stock Purchase Plan

In August 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. In May 2011, we amended the ESPP to increase the maximum number of shares of common stock available for purchase under the ESPP to 1,000,000. At March 31, 2015, 174,466 shares remained available for purchase under the ESPP. Our ESPP is compensatory and, as a result, we record an expense in our consolidated statements of operations related to the ESPP. The purchase discount under the ESPP is 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower. Due to a plan to separate our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company (as discussed in Note 2), the ESPP will be suspended after the second quarter 2015 purchase period.

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

Partnership Phantom Units

The following table presents phantom unit activity during the three months ended March 31, 2015:

	Phantom Units (in thousands)	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, January 1, 2015	92	$27.38
Granted	45	24.87
Vested	(51)	25.77
Phantom units outstanding, March 31, 2015	86	27.01

As of March 31, 2015, we expect $2.2 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.2 years.

14.  Cash Dividends

The following table summarizes our dividends per common share:

Declaration Date	Payment Date	Dividends per Common Share	Total Dividends
February 25, 2014	March 28, 2014	$0.15	$10.0 million
April 29, 2014	May 16, 2014	0.15	10.0 million
July 31, 2014	August 18, 2014	0.15	10.0 million
October 30, 2014	November 17, 2014	0.15	10.3 million
January 30, 2015	February 17, 2015	0.15	10.3 million

On April 28, 2015, our board of directors declared a quarterly dividend of $0.15 per share of common stock, which is expected to be paid on May 18, 2015 to stockholders of record at the close of business on May 11, 2015. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

15.  Commitments and Contingencies

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of March 31, 2015
Performance guarantees through letters of credit(1)	2015-2019	$149,362
Standby letters of credit	2015	12,910
Commercial letters of credit	2015	3,426
Bid bonds and performance bonds(1)	2015-2023	78,602
Maximum potential undiscounted payments		$244,300

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

See Note 3 and Note 7 for a discussion of our gain contingencies related to assets that were expropriated in Venezuela.

In addition to U.S. federal, state, local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of March 31, 2015 and December 31, 2014, we had accrued $9.1 million and $9.2 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

As a result of the new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $3.7 million during the three months ended March 31, 2015. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $30.6 million as of March 31, 2015, of which approximately $6.2 million has been agreed to by a number of appraisal review boards and county appraisal districts and $24.4 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with some of the appraisal districts to stay or abate certain of these pending district court cases. If we are unsuccessful in our litigation with the appraisal districts, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. Also, if we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded, and as a result impact our future results of operations and cash flows.

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

16.  Recent Accounting Developments

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an update to the authoritative guidance on the presentation of debt issuance costs. The update requires an entity to present such costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The update will be effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. We are currently evaluating the potential impact of the update on our financial statements.

In February 2015, the FASB issued an update to the authoritative guidance which revises the consolidation model. The update modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The update will be effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not believe the adoption of this update will have a material impact on our financial statements.

In May 2014, the FASB issued an update to the authoritative guidance related to revenue recognition. The update outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update will be effective for reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the potential impact of the update on our financial statements.

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

The following table presents revenue and other financial information by reportable segment during the three months ended March 31, 2015 and 2014 (in thousands):

Three months ended	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Reportable Segments Total
March 31, 2015:
Revenue from external customers	$202,261	$120,691	$86,856	$319,274	$729,082
Gross margin(1)	119,582	76,352	20,922	52,156	269,012

March 31, 2014:
Revenue from external customers	$156,523	$111,040	$88,048	$287,397	$643,008
Gross margin(1)	85,442	70,008	20,227	57,809	233,486

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

The following table reconciles net income to gross margin (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income	$41,085	$34,894
Selling, general and administrative	86,686	92,578
Depreciation and amortization	95,808	85,522
Long-lived asset impairment	12,732	3,807
Restructuring charges	4,790	4,822
Interest expense	27,298	28,308
Equity in income of non-consolidated affiliates	(5,006)	(4,693)
Other (income) expense, net	7,841	(2,434)
Provision for income taxes	16,491	9,409
Income from discontinued operations, net of tax	(18,713)	(18,727)
Gross margin	$269,012	$233,486

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

Condensed Consolidating Balance Sheet

March 31, 2015

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$4,951	$626,161	$624,415	$—	$1,255,527
Current assets associated with discontinued operations	—	—	453	—	453
Total current assets	4,951	626,161	624,868	—	1,255,980
Property, plant and equipment, net	—	1,124,005	2,210,156	—	3,334,161
Investments in affiliates	1,799,536	1,689,947	—	(3,489,483)	—
Goodwill	—	—	3,738	—	3,738
Intangible and other assets, net	5,379	33,015	194,265	—	232,659
Intercompany receivables	712,765	11,758	516,276	(1,240,799)	—
Total long-term assets	2,517,680	2,858,725	2,924,435	(4,730,282)	3,570,558
Total assets	$2,522,631	$3,484,886	$3,549,303	$(4,730,282)	$4,826,538

LIABILITIES AND EQUITY

Current liabilities	$8,901	$302,920	$258,195	$—	$570,016
Current liabilities associated with discontinued operations	—	—	1,771	—	1,771
Total current liabilities	8,901	302,920	259,966	—	571,787
Long-term debt	704,000	994	1,342,581	—	2,047,575
Intercompany payables	—	1,229,041	11,758	(1,240,799)	—
Other long-term liabilities	—	152,395	102,860	—	255,255
Long-term liabilities associated with discontinued operations	—	—	340	—	340
Total liabilities	712,901	1,685,350	1,717,505	(1,240,799)	2,874,957
Total equity	1,809,730	1,799,536	1,831,798	(3,489,483)	1,951,581
Total liabilities and equity	$2,522,631	$3,484,886	$3,549,303	$(4,730,282)	$4,826,538

Condensed Consolidating Balance Sheet

December 31, 2014

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$4,846	$649,719	$610,574	$—	$1,265,139
Current assets associated with discontinued operations	—	—	537	—	537
Total current assets	4,846	649,719	611,111	—	1,265,676
Property, plant and equipment, net	—	1,124,786	2,202,106	—	3,326,892
Investments in affiliates	1,786,572	1,744,614	—	(3,531,186)	—
Goodwill	—	—	3,738	—	3,738
Intangible and other assets, net	5,966	33,292	204,114	—	243,372
Intercompany receivables	727,896	12,023	529,274	(1,269,193)	—
Long-term assets associated with discontinued operations	—	—	17,469	—	17,469
Total long-term assets	2,520,434	2,914,715	2,956,701	(4,800,379)	3,591,471
Total assets	$2,525,280	$3,564,434	$3,567,812	$(4,800,379)	$4,857,147

LIABILITIES AND EQUITY

Current liabilities	$2,520	$353,851	$252,281	$—	$608,652
Current liabilities associated with discontinued operations	—	—	2,066	—	2,066
Total current liabilities	2,520	353,851	254,347	—	610,718
Long-term debt	725,500	1,107	1,300,295	—	2,026,902
Intercompany payables	—	1,257,170	12,023	(1,269,193)	—
Other long-term liabilities	—	165,734	100,431	—	266,165
Long-term liabilities associated with discontinued operations	—	—	317	—	317
Total liabilities	728,020	1,777,862	1,667,413	(1,269,193)	2,904,102
Total equity	1,797,260	1,786,572	1,900,399	(3,531,186)	1,953,045
Total liabilities and equity	$2,525,280	$3,564,434	$3,567,812	$(4,800,379)	$4,857,147

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended March 31, 2015

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$372,777	$416,988	$(60,683)	$729,082
Costs of sales (excluding depreciation and amortization expense)	—	278,108	242,645	(60,683)	460,070
Selling, general and administrative	63	40,352	46,271	—	86,686
Depreciation and amortization	—	32,433	63,375	—	95,808
Long-lived asset impairment	—	7,847	4,885	—	12,732
Restructuring charges	—	4,790	—	—	4,790
Interest expense	9,321	107	17,870	—	27,298
Intercompany charges, net	(8,734)	7,792	942	—	—
Equity in income of affiliates	(32,575)	(37,687)	(5,006)	70,262	(5,006)
Other (income) expense, net	10	791	7,040	—	7,841
Income before income taxes	31,915	38,244	38,966	(70,262)	38,863
Provision for (benefit from) income taxes	(227)	5,669	11,049	—	16,491
Income from continuing operations	32,142	32,575	27,917	(70,262)	22,372
Income from discontinued operations, net of tax	—	—	18,713	—	18,713
Net income	32,142	32,575	46,630	(70,262)	41,085
Less: Net income attributable to the noncontrolling interest	—	—	(8,943)	—	(8,943)
Net income attributable to Exterran stockholders	32,142	32,575	37,687	(70,262)	32,142
Other comprehensive loss attributable to Exterran stockholders	(11,404)	(12,308)	(12,117)	24,425	(11,404)
Comprehensive income attributable to Exterran stockholders	$20,738	$20,267	$25,570	$(45,837)	$20,738

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended March 31, 2014

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$340,903	$346,638	$(44,533)	$643,008
Costs of sales (excluding depreciation and amortization expense)	—	245,916	208,139	(44,533)	409,522
Selling, general and administrative	46	45,812	46,720	—	92,578
Depreciation and amortization	—	35,407	50,115	—	85,522
Long-lived asset impairment	—	1,321	2,486	—	3,807
Restructuring charges	—	4,443	379	—	4,822
Interest expense	18,480	258	9,570	—	28,308
Intercompany charges, net	(8,963)	8,243	720	—	—
Equity in income of affiliates	(38,822)	(42,431)	(4,693)	81,253	(4,693)
Other (income) expense, net	10	595	(3,039)	—	(2,434)
Income before income taxes	29,249	41,339	36,241	(81,253)	25,576
Provision for (benefit from) income taxes	(3,347)	2,517	10,239	—	9,409
Income from continuing operations	32,596	38,822	26,002	(81,253)	16,167
Income from discontinued operations, net of tax	—	—	18,727	—	18,727
Net income	32,596	38,822	44,729	(81,253)	34,894
Less: Net income attributable to the noncontrolling interest	—	—	(2,298)	—	(2,298)
Net income attributable to Exterran stockholders	32,596	38,822	42,431	(81,253)	32,596
Other comprehensive income attributable to Exterran stockholders	1,318	998	1,153	(2,151)	1,318
Comprehensive income attributable to Exterran stockholders	$33,914	$39,820	$43,584	$(83,404)	$33,914

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2015

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by continuing operations	$4,465	$23,727	$104,276	$—	$132,468
Net cash provided by discontinued operations	—	—	2,166	—	2,166
Net cash provided by operating activities	4,465	23,727	106,442	—	134,634
Cash flows from investing activities:
Capital expenditures	—	(39,963)	(99,820)	—	(139,783)
Proceeds from sale of property, plant and equipment	—	982	7,928	—	8,910
Capital distributions received from consolidated subsidiaries	—	15,178	—	(15,178)	—
Return of investments in non-consolidated affiliates	—	—	5,006	—	5,006
Return of investments in consolidated subsidiaries	10,340	—	—	(10,340)	—
Net cash provided by (used in) continuing operations	10,340	(23,803)	(86,886)	(25,518)	(125,867)
Net cash provided by discontinued operations	—	—	16,530	—	16,530
Net cash provided by (used in) investing activities	10,340	(23,803)	(70,356)	(25,518)	(109,337)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	277,000	—	140,000	—	417,000
Repayments of long-term debt	(298,500)	—	(98,000)	—	(396,500)
Payments for debt issuance costs	—	—	(1,311)	—	(1,311)
Payments for settlement of interest rate swaps that include financing elements	—	—	(942)	—	(942)
Proceeds from stock options exercised	572	—	—	—	572
Proceeds from stock issued pursuant to our employee stock purchase plan	419	—	—	—	419
Purchases of treasury stock	(3,678)	—	—	—	(3,678)
Dividends to Exterran stockholders	(10,340)	—	—	—	(10,340)
Stock-based compensation excess tax benefit	2,131	—	—	—	2,131
Distributions to noncontrolling partners in the Partnership	—	—	(35,323)	15,178	(20,145)
Capital distributions to affiliates	—	(10,340)	—	10,340	—
Borrowings (repayments) between consolidated subsidiaries, net	17,647	12,432	(30,079)	—	—
Net cash provided by (used in) financing activities	(14,749)	2,092	(25,655)	25,518	(12,794)
Effect of exchange rate changes on cash and cash equivalents	—	—	(231)	—	(231)
Net increase in cash and cash equivalents	56	2,016	10,200	—	12,272
Cash and cash equivalents at beginning of period	42	655	39,042	—	39,739
Cash and cash equivalents at end of period	$98	$2,671	$49,242	$—	$52,011

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2014

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$4,856	$(20,344)	$68,341	$—	$52,853
Net cash provided by discontinued operations	—	—	1,039	—	1,039
Net cash provided by (used in) operating activities	4,856	(20,344)	69,380	—	53,892
Cash flows from investing activities:
Capital expenditures	—	(32,264)	(66,950)	—	(99,214)
Proceeds from sale of property, plant and equipment	—	5,490	5,373	—	10,863
Escrow deposit for business acquisition	—	—	(17,000)	—	(17,000)
Capital distributions received from consolidated subsidiaries	—	12,971	—	(12,971)	—
Return of investments in non-consolidated affiliates	—	—	4,890	—	4,890
Investment in consolidated subsidiaries	—	(6,156)	—	6,156	—
Cash invested in non-consolidated affiliates	—	—	(197)	—	(197)
Return of investments in consolidated subsidiaries	7,481	—	—	(7,481)	—
Net cash provided by (used in) continuing operations	7,481	(19,959)	(73,884)	(14,296)	(100,658)
Net cash provided by discontinued operations	—	—	16,726	—	16,726
Net cash provided by (used in) investing activities	7,481	(19,959)	(57,158)	(14,296)	(83,932)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	241,500	—	91,000	—	332,500
Repayments of long-term debt	(208,000)	—	(47,500)	—	(255,500)
Payments for settlement of interest rate swaps that include financing elements	—	—	(913)	—	(913)
Proceeds from stock options exercised	8,520	—	—	—	8,520
Proceeds from stock issued pursuant to our employee stock purchase plan	404	—	—	—	404
Purchases of treasury stock	(5,349)	—	—	—	(5,349)
Dividends to Exterran stockholders	(9,989)	—	—	—	(9,989)
Stock-based compensation excess tax benefit	6,470	—	—	—	6,470
Distributions to noncontrolling partners in the Partnership	—	—	(28,840)	12,971	(15,869)
Capital distributions to affiliates	—	(7,481)	—	7,481	—
Capital contributions received from consolidated subsidiaries	—	—	6,156	(6,156)	—
Borrowings (repayments) between consolidated subsidiaries, net	(45,862)	48,373	(2,511)	—	—
Net cash provided by (used in) financing activities	(12,306)	40,892	17,392	14,296	60,274
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,409)	—	(4,409)
Net increase in cash and cash equivalents	31	589	25,205	—	25,825
Cash and cash equivalents at beginning of period	11	1,554	34,100	—	35,665
Cash and cash equivalents at end of period	$42	$2,143	$59,305	$—	$61,490

19.  Subsequent Events

On April 17, 2015, we sold to the Partnership contract operations customer service agreements with 60 customers and a fleet of 238 compressor units used to provide compression services under those agreements, comprising approximately 148,000 horsepower, or 3% (by then available horsepower) of our and the Partnership’s combined U.S. contract operations business. The assets sold also included 179 compressor units, comprising approximately 66,000 horsepower, previously leased by us to the Partnership. Total consideration for the transaction was approximately $102.3 million, excluding transaction costs, and consisted of the Partnership’s issuance to us of approximately 4.0 million common units and approximately 80,000 general partner units. Based on the terms of the contribution, conveyance and assumption agreement, the common units and general partner units, including incentive distribution rights, we received from this sale are not entitled to receive a cash distribution relating to the quarter ended March 31, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

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

•                  our ability to complete the proposed separation (the “Spin-off”) of our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company (“Spinco”);

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

Exterran Partners, L.P.

We have an equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of March 31, 2015, public unitholders held a 63% ownership interest in the Partnership and we owned the remaining equity interest, including all of the general partner interest and incentive distribution rights. We consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and we may grow the Partnership through third party acquisitions, organic growth and transfers by us of additional U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional equity interests in the Partnership. As of March 31, 2015, the Partnership’s fleet included 6,478 compressor units comprising approximately 3,177,000 horsepower, or 75% of our and the Partnership’s combined total U.S. horsepower. The Partnership’s fleet included 186 compressor units, comprising approximately 70,000 horsepower, leased from our wholly-owned subsidiaries and excluded 1 compressor unit, comprising approximately 1,000 horsepower, owned by the Partnership but leased to our wholly-owned subsidiaries as of March 31, 2015.

April 2015 Contract Operations Acquisition

On April 17, 2015, we sold to the Partnership contract operations customer service agreements with 60 customers and a fleet of 238 compressor units used to provide compression services under those agreements, comprising approximately 148,000 horsepower, or 3% (by then available horsepower) of our and the Partnership’s combined U.S. contract operations business. The assets sold also included 179 compressor units, comprising approximately 66,000 horsepower, previously leased by us to the Partnership. Total consideration for the transaction was approximately $102.3 million, excluding transaction costs, and consisted of the Partnership’s issuance to us of approximately 4.0 million common units and approximately 80,000 general partner units. Based on the terms of the contribution, conveyance and assumption agreement, the common units and general partner units, including incentive distribution rights, we received from this sale are not entitled to receive a cash distribution relating to the quarter ended March 31, 2015. The acquisition of the assets by the Partnership from us is referred to as the “April 2015 Contract Operations Acquisition.”

August 2014 MidCon Acquisition

On August 8, 2014, the Partnership completed an acquisition of natural gas compression assets, including a fleet of 162 compressor units, comprising approximately 110,000 horsepower from MidCon Compression, L.L.C. (“MidCon”) for $130.1 million. The purchase price was funded with borrowings under the Partnership’s revolving credit facility. The majority of the horsepower acquired is utilized under a five-year contract operations services agreement with BHP Billiton Petroleum (“BHP Billiton”) to provide compression services. In connection with the acquisition, the contract operations services agreement with BHP Billiton was assigned to the Partnership effective as of the closing.

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

Proposed Spin-off Transaction

On November 17, 2014, we announced that our board of directors had authorized management to pursue a plan to separate our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company. To effect the Spin-off, we intend to distribute on the distribution date, on a pro rata basis, all of the shares of Spinco common stock to our stockholders as of the record date. Our board of directors will set the record date and distribution date prior to the Spin-off. The Spin-off is subject to, among other things, market conditions, the receipt of an opinion of counsel as to the tax-free nature of the transaction, completion of a review by the SEC of a registration statement on Form 10 filed by Spinco, the execution of a separation and distribution agreement and related ancillary agreements and final approval of our board of directors. Upon completion of the Spin-off, we and Spinco will be independent, publicly traded companies with separate public ownership, boards of directors and management, and we will continue to own and operate the U.S. contract operations and U.S. aftermarket services businesses that we currently own. In addition, we will continue to hold interests in the Partnership, which include the sole general partner interest and certain limited partner interests, as well as all of the incentive distribution rights in the Partnership.

Spinco is expected to issue certain third-party debt instruments and borrow funds on or before the completion of the Spin-off. Certain, if not all, of the proceeds received by Spinco from such borrowings are expected to be distributed to us on or before the completion of the Spin-off and we expect to use those distributed funds to repay, in whole or in part, our (but not the Partnership’s) outstanding debt instruments. Although we expect to complete the Spin-off in the second half of 2015, there are no assurances as to when the proposed Spin-off will be completed, if at all, or if the Spin-off will be completed as currently contemplated.

Unless otherwise indicated, this discussion in Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) excludes the potential future impact of the proposed Spin-off transaction, if consummated. The effect of the proposed Spin-off transaction could significantly change and materially impact our business, financial condition, results of operations and cash flows.

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

Natural gas consumption in the U.S. for the twelve months ended January 31, 2015 increased by approximately 1% compared to the twelve months ended January 31, 2014. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 3.9% in 2015 compared to 2014 and increase by an average of 0.7% per year thereafter until 2040. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet in 2040, or 16% of the projected worldwide total of approximately 185 trillion cubic feet.

Natural gas marketed production in the U.S. for the twelve months ended January 31, 2015 increased by approximately 7% compared to the twelve months ended January 31, 2014. The EIA forecasts that total U.S. natural gas marketed production will increase by 5% in 2015 compared to 2014, and U.S. natural gas production will increase by an average of 1.5% per year thereafter until 2040. The EIA estimates that the U.S. natural gas production level will be approximately 33 trillion cubic feet in 2040, or 18% of the projected worldwide total of approximately 187 trillion cubic feet.

Global oil and U.S. natural gas prices have declined significantly in the last several months, and, as a result, research analysts are forecasting declines in U.S. and worldwide capital spending for drilling activity in 2015, and U.S. producers and other producers around the world have announced reduced capital budgets for this year.

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

During 2014, we saw steady activity in North America shale plays and areas focused on the production of oil and natural gas liquids. This activity has increased the overall amount of compression horsepower in the industry; however, these increases continued to be partially offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. Historically, oil and natural gas prices in North America have been volatile. Global oil prices have fallen significantly since the third quarter of 2014. West Texas Intermediate crude oil spot prices as of March 31, 2015 were approximately 11% and 53% lower than prices at December 31, 2014 and March 31, 2014, respectively, which is expected to lead to reduced drilling of oil wells in 2015. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and a significant amount of contract operations services related to the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity. In addition, the Henry Hub spot price for natural gas was $2.65 per MMBtu at March 31, 2015, which was approximately 16% and 41% lower than prices at December 31, 2014 and March 31, 2014, respectively, and the U.S. natural gas liquid composite price was approximately $5.08 per MMBtu for the month of January 2015, which was approximately 10% and 49% lower than prices for the months of December 2014 and March 2014, respectively, which is expected to lead to reduced drilling of gas wells in North America in 2015. We may experience lower overall activity levels in our North America contract operations business in 2015 compared to 2014 as a result of the low oil and natural gas price environment in North America. During the three months ended March 31, 2015, our operating horsepower in North America decreased by 0.3%. During periods of lower oil or natural gas prices, oil and natural gas production growth could moderate or decline, and as a result the demand or pricing for our contract operations services and fabricated equipment could be adversely affected. Booking activity levels for our fabricated products in North America during the three months ended March 31, 2015 have decreased by approximately 82% compared to the three months ended December 31, 2014 and our North America fabrication backlog as of March 31, 2015 decreased by approximately 29% compared to December 31, 2014 and increased by approximately 27% compared to March 31, 2014. Continued growth in North America requires capital investment by our customers in new projects over the long run. As a result of the low oil and gas prices, we believe there will be less oil and gas drilling activity in North America in 2015 compared to 2014. If capital investment in drilling activities remains low throughout 2015, we expect lower bookings in our North America fabrication business in 2015 compared to 2014.

Similarly, in international markets, lower oil and gas prices may have a negative impact on the amount of capital investment by our customers in new projects. However, we believe the impact will be less than we expect to experience in North America for two reasons: first, the longer-term fundamentals influencing our international customers’ demand and, second, the long-term contracts we have in place with those international customers. Growth in our international markets depends in part on international infrastructure projects, many of which are based on longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that can be less tied to near term commodity prices than our North American customers. Therefore, we believe the demand for our services and products in international markets will continue, and we expect to have opportunities to grow our international businesses over the long term. In the short term, however, we believe our customers may seek ways to reduce their capital and operating expenditure requirements due to lower oil and natural gas prices. As a result, the demand and pricing for our services and products in international markets could be adversely impacted. However, due to the long-term nature of the contracts we have with our customers in our international contract operations business, we believe this impact will be less severe than in our North American business.

Our level of capital spending depends on our forecast for the demand for our products and services and the equipment required to provide services to our customers. Based on demand we see for contract operations, we anticipate investing more capital in our international contract operations business and less capital in our North America contract operations business in 2015 than we did in 2014. The increased investment in our international contract operations business during 2015 is driven by large multi-year projects contracted in 2014 that are scheduled to start earning revenue in 2015 and 2016.

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

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, average operating horsepower, horsepower utilization percentages and fabrication backlog (in thousands, except percentages):

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
Total Available Horsepower (at period end):
North America	4,246	4,209	3,476
International	1,239	1,236	1,254
Total	5,485	5,445	4,730
Total Operating Horsepower (at period end):
North America	3,689	3,700	2,901
International	960	976	984
Total	4,649	4,676	3,885
Average Operating Horsepower:
North America	3,695	3,638	2,894
International	971	975	982
Total	4,666	4,613	3,876
Horsepower Utilization (at period end):
North America	87%	88%	83%
International	77%	79%	78%
Total	85%	86%	82%

	March 31, 2015	December 31, 2014	March 31, 2014
Compressor and Accessory Fabrication Backlog	$185,640	$270,297	$176,708
Production and Processing Equipment Fabrication Backlog	458,143	561,153	433,842
Installation Backlog	86,590	121,751	58,513
Total Fabrication Backlog(1)	$730,373	$953,201	$669,063

(1)      Our fabrication backlog consists of unfilled orders based on signed contracts and does not include potential fabrication sales pursuant to letters of intent received from customers.

Financial Results of Operations

Summary of Results

As discussed in Note 3 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations business and our contract water treatment business. Those results are reflected in discontinued operations for all periods presented.

Revenue.  Revenue during the three months ended March 31, 2015 was $729.1 million compared to $643.0 million during the three months ended March 31, 2014. The increase in revenue during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily caused by increases in North America contract operations revenue and fabrication revenue.

Net income attributable to Exterran stockholders and EBITDA, as adjusted.  We generated net income attributable to Exterran stockholders of $32.1 million and $32.6 million during the three months ended March 31, 2015 and 2014, respectively. The increase in net income attributable to Exterran stockholders was primarily due to an increase in gross margin mostly driven by our North America contract operations segment and a decrease in selling, general and administrative (“SG&A”) expense. These activities were partially offset by an increase in depreciation and amortization expense, an increase in foreign currency losses of $9.4 million, an increase in long-lived asset impairment, an increase in income tax expense and an increase in the portion of our net income attributable to noncontrolling interest. Our EBITDA, as adjusted, was $182.0 million and $144.8 million during the three months ended March 31, 2015 and 2014, respectively. EBITDA, as adjusted, increased primarily due to higher gross margin discussed above and a decrease in SG&A expense. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

The Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

North America Contract Operations

(dollars in thousands)

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
Revenue	$202,261	$156,523	29%
Cost of sales (excluding depreciation and amortization expense)	82,679	71,081	16%
Gross margin	$119,582	$85,442	40%
Gross margin percentage	59%	55%	4%

The increase in revenue during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily attributable to a 28% increase in average operating horsepower, which included the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition as well as organic growth in operating horsepower. Gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage increased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the revenue increase explained above. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 17 to the Financial Statements.

International Contract Operations

(dollars in thousands)

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
Revenue	$120,691	$111,040	9%
Cost of sales (excluding depreciation and amortization expense)	44,339	41,032	8%
Gross margin	$76,352	$70,008	9%
Gross margin percentage	63%	63%	0%

The increase in revenue during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to a $7.0 million increase in revenue in Mexico primarily driven by contracts that commenced or were expanded in scope in 2014 and 2015 and a $4.2 million increase in revenue in Argentina primarily due to higher rates and inflationary cost recoveries billed to customers in the current year period partially offset by the devaluation of the Argentine peso in the current year period. Gross margin increased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the revenue increase explained above, excluding the devaluation of the Argentine peso in the current year as the impact on gross margin and gross margin percentage was insignificant.

Aftermarket Services

(dollars in thousands)

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
Revenue	$86,856	$88,048	(1)%
Cost of sales (excluding depreciation and amortization expense)	65,934	67,821	(3)%
Gross margin	$20,922	$20,227	3%
Gross margin percentage	24%	23%	1%

The decrease in revenue during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to a decrease in revenue in North America of $2.6 million, partially offset by an increase in revenue in the Eastern Hemisphere of $1.1 million. Gross margin increased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to an increase in gross margin in the Eastern Hemisphere of $1.2 million, partially offset by a decrease in gross margin in North America of $0.6 million. The increase in gross margin percentage during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was due to the receipt of a settlement from a customer in the Eastern Hemisphere during the three months ended March 31, 2015, which positively impacted revenue and gross margin by $3.7 million and $2.2 million, respectively.

Fabrication

(dollars in thousands)

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
Revenue	$319,274	$287,397	11%
Cost of sales (excluding depreciation and amortization expense)	267,118	229,588	16%
Gross margin	$52,156	$57,809	(10)%
Gross margin percentage	16%	20%	(4)%

The increase in revenue during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was due to higher revenue in North America and Latin America of $36.5 million and $6.9 million, respectively, partially offset by a decrease in revenue in the Eastern Hemisphere of $11.5 million. The increase in revenue in North America was primarily due to increases of $21.9 million and $15.7 million in production and processing equipment revenue and installation revenue, respectively. The increase in Latin America revenue was primarily due to an increase of $7.5 million in compressor revenue. The decrease in the Eastern Hemisphere revenue was due to decreases of $14.1 million and $10.3 million in compressor revenue and installation revenue, respectively, partially offset by an increase of $12.9 million in production and processing equipment revenue. The decreases in gross margin and gross margin percentage were primarily caused by subcontractor delays during the three months ended March 31, 2015 resulting in schedule extensions and additional costs of $4.3 million associated with projects in the Eastern Hemisphere and an increase of $0.9 million in expense for inventory reserves during the current year period.

Costs and Expenses

(dollars in thousands)

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
Selling, general and administrative	$86,686	$92,578	(6)%
Depreciation and amortization	95,808	85,522	12%
Long-lived asset impairment	12,732	3,807	234%
Restructuring charges	4,790	4,822	(1)%
Interest expense	27,298	28,308	(4)%
Equity in income of non-consolidated affiliates	(5,006)	(4,693)	7%
Other (income) expense, net	7,841	(2,434)	(422)%

The decrease in SG&A expense during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to a $5.6 million decrease in compensation and benefits costs. SG&A as a percentage of revenue was 12% and 14% during the three months ended March 31, 2015 and 2014, respectively.

Depreciation and amortization expense during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 increased primarily due to an increase of $4.8 million in depreciation of installation costs on contract operations projects in Mexico and an increase in property, plant and equipment and intangible asset additions, including the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition. Installation costs capitalized on contract operations projects are depreciated over the life of the underlying contract.

During the three months ended March 31, 2015, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 80 idle compressor units, representing approximately 30,000 horsepower, previously used to provide services in our North America contract operations and international contract operations segments. As a result, we performed an impairment review and recorded an $11.3 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the three months ended March 31, 2015, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $1.4 million on these assets.

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

As discussed in Note 2 to the Financial Statements, in November 2014, we announced that our board of directors had authorized management to pursue a plan to separate our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company. During the three months ended March 31, 2015, we incurred $4.8 million of costs associated with the proposed Spin-off which were primarily related to legal, consulting, audit and professional fees. The costs incurred in conjunction with the proposed Spin-off are included in restructuring charges in our condensed consolidated statements of operations. This Spin-off is expected to be completed in the second half of 2015. We cannot currently estimate the total restructuring costs that will be incurred as a result of the proposed Spin-off. See Note 12 to the Financial Statements for further discussion of these charges.

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

The decrease in interest expense during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to a decrease in the average effective interest rate on our debt, partially offset by an increase in the average balance of long-term debt. The decrease in the average effective interest rate was primarily due to the redemption of $355.0 million aggregate principal amount of 4.25% convertible senior notes, which including the debt discount had an effective interest rate of 11.67%, in the second quarter of 2014 with borrowings from our revolving credit facility, partially offset by the issuance of the Partnership 2014 Notes in April 2014.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas, S.A. (“PDVSA Gas”). We received payments, including an annual charge, of $5.0 million and $4.9 million during the three months ended March 31, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $22 million as of March 31, 2015, is payable in quarterly cash installments through the first quarter of 2016. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations in the periods such payments are received.

The change in other (income) expense, net, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to a $9.4 million increase in foreign currency losses. Foreign currency losses included a translation loss of $7.5 million and a translation gain of $0.1 million during the three months ended March 31, 2015 and 2014, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany obligations.

Income Taxes

(dollars in thousands)

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
Provision for income taxes	$16,491	$9,409	75%
Effective tax rate	42.4%	36.8%	5.6%

The increase in our income tax expense during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily attributable to a $13.3 million increase in pre-tax income.

Discontinued Operations

(dollars in thousands)

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
Income from discontinued operations, net of tax	$18,713	$18,727	0%

Income from discontinued operations, net of tax, during the three months ended March 31, 2015 and 2014 includes our operations in Venezuela that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding and results from our contract water treatment business.

As discussed in Note 3 to the Financial Statements, in August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas. We received installment payments, including an annual charge, totaling $18.7 million and $17.8 million during the three months ended March 31, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $99 million as of March 31, 2015, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

Net Income Attributable to the Noncontrolling Interest

(dollars in thousands)

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)
Net income attributable to the noncontrolling interest	$(8,943)	$(2,298)	289%

Noncontrolling interest comprises of the portion of the Partnership’s earnings that is applicable to the Partnership’s publicly-held limited partner interest. As of March 31, 2015 and March 31, 2014, public unitholders held an ownership interest in the Partnership of 63% and 59%, respectively. The increase in net income attributable to the noncontrolling interest during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to an increase in earnings of the Partnership as a result of the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition as well as organic growth in operating horsepower.

Liquidity and Capital Resources

Our unrestricted cash balance was $52.0 million at March 31, 2015 compared to $39.7 million at December 31, 2014. Working capital increased to $684.2 million at March 31, 2014 from $655.0 million at December 31, 2014. The increase in working capital was primarily due to a decrease in accrued liabilities, a decrease in accounts payable, an increase in inventory and an increase in cash, partially offset by a decrease in accounts receivable. The decrease in accounts receivable was primarily driven by the timing of payments received from customers in North America and Mexico during the current year period. The decrease in accrued liabilities was primarily due to a decrease in accrued compensation benefits, partially offset by an increase in accrued interest expense. The decrease in accounts payable was primarily caused by the timing of payments to vendors in North America. The increase in inventory was primarily driven by the North America fabrication business.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in) continuing operations:
Operating activities	$132,468	$52,853
Investing activities	(125,867)	(100,658)
Financing activities	(12,794)	60,274
Effect of exchange rate changes on cash and cash equivalents	(231)	(4,409)
Discontinued operations	18,696	17,765
Net change in cash and cash equivalents	$12,272	$25,825

Operating Activities.  The increase in net cash provided by operating activities during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to lower current period increases in working capital and improved gross margin primarily in our North America contract operations segment. Working capital changes during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 were primarily driven by an increase of $12.3 million in costs and estimated earnings versus billings on uncompleted contracts during the three months ended March 31, 2015 compared to a decrease of $44.3 million in costs and estimated earnings versus billings on uncompleted contracts during the three months ended March 31, 2014.

Investing Activities.  The increase in net cash used in investing activities during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily attributable to a $40.6 million increase in capital expenditures, partially offset by an escrow deposit of $17.0 million made by the Partnership in February 2014 associated with the April 2014 MidCon Acquisition.

Financing Activities.  The increase in net cash used in financing activities during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to a $56.5 million decrease in net borrowings of long-term debt and a $7.9 million decrease in proceeds from exercised stock options.

Discontinued Operations.  The increase in net cash provided by discontinued operations during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was attributable to a $0.9 million increase in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas.

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

We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $400 million to $450 million in net capital expenditures during 2015, including (1) approximately $250 million to $300 million on contract operations growth capital expenditures and (2) approximately $100 million to $110 million on equipment maintenance capital related to our contract operations business. Net capital expenditures are net of proceeds from used fleet sales.

Long-Term Debt.  As of March 31, 2015, we had approximately $2.0 billion in outstanding debt obligations, consisting of $354.0 million outstanding under our revolving credit facility, $350.0 million outstanding under our 7.25% senior notes, $502.0 million outstanding under the Partnership’s revolving credit facility, $150.0 million outstanding under the Partnership’s term loan facility, $345.7 million outstanding under the Partnership 2013 Notes and $344.9 million outstanding under the Partnership 2014 Notes.

In July 2011, we entered into a five-year, $1.1 billion senior secured revolving credit facility (the “Credit Facility”). In March 2012, we decreased the borrowing capacity under this facility to $900.0 million. As of March 31, 2015, we had $354.0 million in outstanding borrowings and $91.3 million in outstanding letters of credit under the Credit Facility. At March 31, 2015, taking into account guarantees through letters of credit, we had undrawn and available capacity of $454.7 million under the Credit Facility.

Borrowings under the Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.50% to 2.50% and (ii) in the case of base rate loans, from 0.50% to 1.50%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At March 31, 2015, all amounts outstanding under the Credit Facility were LIBOR loans and the applicable margin was 1.5%. The weighted average annual interest rate at March 31, 2015 and March 31, 2014 on the outstanding balance under the Credit Facility was 1.7%. During the three months ended March 31, 2015 and 2014, the average daily debt balance under the Credit Facility was $405.9 million and $53.9 million, respectively.

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

The Credit Facility contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We are also subject to financial covenants, including a ratio of Adjusted EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 4.0 to 1.0. As of March 31, 2015, we maintained a 16.1 to 1.0 Adjusted EBITDA to Total Interest Expense ratio, a 1.5 to 1.0 consolidated Total Debt to Adjusted EBITDA ratio and a 0.7 to 1.0 Senior Secured Debt to Adjusted EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of March 31, 2015, we were in compliance with all financial covenants under the Credit Facility.

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

In November 2010, the Partnership amended and restated its senior secured credit agreement (the “Partnership Credit Agreement”) to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. The Partnership amended the Partnership Credit Agreement in March 2013 to reduce the borrowing capacity under its revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. In February 2015, the Partnership amended its Partnership Credit Agreement, which among other things, increased the borrowing capacity under its revolving credit facility by $250.0 million to $900.0 million.

As of March 31, 2015, the Partnership had undrawn capacity of $398.0 million under its revolving credit facility. The Partnership Credit Agreement limits the Partnership’s ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA (as defined in the Partnership Credit Agreement) to not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 following the occurrence of certain events specified in the Partnership Credit Agreement). Because the August 2014 MidCon Acquisition closed during the third quarter of 2014, the Partnership’s Total Debt to EBITDA ratio threshold was temporarily increased to 5.5 to 1.0 during the quarter ended September 30, 2014 and continued at that level through March 31, 2015. As a result of this limitation, $354.7 million of the $398.0 million of undrawn capacity under the Partnership’s revolving credit facility was available for additional borrowings as of March 31, 2015. If the maximum allowed ratio of Total Debt to EBITDA had been 5.25 to 1.0 at March 31, 2015, then $277.5 million of the $398.0 million of undrawn capacity under the Partnership’s revolving credit facility would have been available for additional borrowings as of March 31, 2015.

The Partnership’s revolving credit and term loan facilities bear interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At March 31, 2015, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.75%. The weighted average annual interest rate on the outstanding balance under these facilities at March 31, 2015 and March 31, 2014, excluding the effect of interest rate swaps, was 3.0% and 2.2%, respectively. During the three months ended March 31, 2015 and 2014, the average daily debt balance under these facilities was $619.9 million and $421.9 million, respectively.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Agreement). Subject to certain conditions, at the Partnership’s request, and with the approval of the lenders, the aggregate commitments under the Partnership Credit Agreement may be increased by up to an additional $50 million.

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Partnership Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the August 2014 MidCon Acquisition closed during the third quarter of 2014, the Partnership’s Total Debt to EBITDA ratio threshold was temporarily increased to 5.5 to 1.0 during the quarter ended September 30, 2014 and continued at that level through March 31, 2015. Additionally, because the April 2015 Contract Operations Acquisition closed during the second quarter of 2015, the Partnership’s Total Debt to EBITDA ratio will continue at 5.5 to 1.0 through December 31, 2015, reverting to 5.25 to 1.0 for the quarter ending March 31, 2016 and subsequent quarters. As of March 31, 2015, the Partnership maintained a 4.9 to 1.0 EBITDA to Total Interest Expense ratio, a 4.4 to 1.0 Total Debt to EBITDA ratio and a 2.1 to 1.0 Senior Secured Debt to EBITDA ratio. A material adverse effect with respect to the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts the Partnership’s ability to perform its obligations under the Partnership Credit Agreement, could lead to a default under that agreement. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreements, which would accelerate the Partnership’s obligation to repay its indebtedness under those agreements. As of March 31, 2015, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

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

The Partnership has entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with its variable rate debt. At March 31, 2015, the Partnership was a party to interest rate swaps with a notional value of $500.0 million pursuant to which it makes fixed payments and receives floating payments. The Partnership’s interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of March 31, 2015, the weighted average effective fixed interest rate on the interest rate swaps was 1.6%. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this report for further discussion of the interest rate swap agreements.

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

Argentina’s current regulations restrict foreign exchange, including exchanging Argentine pesos for U.S. dollars in certain cases, and we are unable to freely repatriate cash from Argentina. Therefore, the cash flow from our operations in Argentina may not be a reliable source of funding for our operations outside of Argentina, which could limit our ability to grow. Restrictions on our ability to exchange Argentine pesos for U.S. dollars subject us to risk of currency devaluation on future earnings in Argentina. In future periods, we may seek to use Argentine pesos to purchase certain short-term investments in Argentine government issued U.S. dollar denominated bonds, which may result in transaction losses due to the effective peso to U.S. dollar exchange rate embedded in the purchase price of such bonds. As of March 31, 2015, $23.1 million of our cash was in Argentina.

Dividends.  On April 28, 2015, our board of directors declared a quarterly dividend of $0.15 per share of common stock, which is expected to be paid on May 18, 2015 to stockholders of record at the close of business on May 11, 2015. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

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

On April 27, 2015, Exterran GP LLC’s board of directors approved a cash distribution by the Partnership of $0.5625 per limited partner unit, or approximately $35.9 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from January 1, 2015 through March 31, 2015. The record date for this distribution is May 11, 2015 and payment is expected to occur on May 15, 2015.

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

For a reconciliation of gross margin to net income, see Note 17 to the Financial Statements.

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

The following table reconciles our net income to EBITDA, as adjusted (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income	$41,085	$34,894
Income from discontinued operations, net of tax	(18,713)	(18,727)
Depreciation and amortization	95,808	85,522
Long-lived asset impairment	12,732	3,807
Restructuring charges	4,790	4,822
Investment in non-consolidated affiliates impairment	—	197
Proceeds from sale of joint venture assets	(5,006)	(4,890)
Interest expense	27,298	28,308
(Gain) loss on currency exchange rate remeasurement of intercompany balances	7,508	(81)
Expensed acquisition costs	—	1,544
Provision for income taxes	16,491	9,409
EBITDA, as adjusted	$181,993	$144,805

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks primarily associated with changes in foreign currency exchange rates and interest rates under our financing arrangements. We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.

We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign currency loss in our condensed consolidated statements of operations of $10.0 million and $0.6 million during the three months ended March 31, 2015 and 2014, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

Argentina’s current regulations restrict foreign exchange, including exchanging Argentine pesos for U.S. dollars in certain cases, and we are unable to freely repatriate cash from Argentina. Therefore, the cash flow from our operations in Argentina may not be a reliable source of funding for our operations outside of Argentina, which could limit our ability to grow. Restrictions on our ability to exchange Argentine pesos for U.S. dollars subject us to risk of currency devaluation on future earnings in Argentina. In future periods, we may seek to use Argentine pesos to purchase certain short-term investments in Argentine government issued U.S. dollar denominated bonds, which may result in transaction losses due to the effective peso to U.S. dollar exchange rate embedded in the purchase price of such bonds. As of March 31, 2015, $23.1 million of our cash was in Argentina.

As of March 31, 2015, after taking into consideration interest rate swaps, we had $506.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at March 31, 2015 would result in an annual increase in our interest expense of approximately $5.1 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 9 to the Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of March 31, 2015 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

A description of certain legal proceedings can be found in Litigation and Claims in Note 15 (“Commitments and Contingencies”) to the Financial Statements included in this report and is incorporated by reference into this Item 1.

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)         Not applicable.

(b)         Not applicable.

(c)          The following table summarizes our repurchases of equity securities during the three months ended March 31, 2015:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
January 1, 2015 - January 31, 2015	1,167	$30.78	N/A	N/A
February 1, 2015 - February 28, 2015	—	—	N/A	N/A
March 1, 2015 - March 31, 2015	115,313	31.93	N/A	N/A
Total	116,480	$31.92	N/A	N/A

(1)         Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
2.1

Contribution, Conveyance and Assumption Agreement, dated April 17, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2015

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 20, 2007
3.2	Third Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2013
4.1

Ninth Supplemental Indenture, dated as of June 27, 2012, by and among Exterran Holdings, Inc., Exterran Energy LLC and U.S. Bank National Association, as trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012

4.2

Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.3

Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, for the 4.25% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.4

Indenture, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, for the 7.25% Senior Notes due 2018, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

10.1

Fourth Amendment to Amended and Restated Senior Secured Credit Agreement, dated February 4, 2015, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on February 5, 2015

10.2

Fifth Amendment to Third Amended and Restated Omnibus Agreement, dated February 23, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014

10.3*

Sixth Amendment to Third Amended and Restated Omnibus Agreement, dated April 17, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.4†	Form of Exterran Holdings, Inc. Award Notice and Agreement for Performance Units incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2015
10.5†*	Offer Letter, dated March 13, 2014, to Steven W. Muck (Mr. Muck became an executive officer of Exterran Holdings, Inc. in February 2015)
10.6†*	Offer Letter, dated January 30, 2015, to Christopher T. Werner
10.7†

Form of Exterran Holdings, Inc. Severance Benefit Agreement applicable to Messrs. Muck and Werner, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 6, 2013

10.8†

Form of Exterran Holdings, Inc. Change of Control Agreement applicable to Messrs. Muck and Werner, incorporated by reference to Exhibit 10.57 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 26, 2014

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

EXTERRAN HOLDINGS, INC.

Date: May 5, 2015	By:	/s/ JON C. BIRO
Jon C. Biro
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1

Contribution, Conveyance and Assumption Agreement, dated April 17, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2015

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 20, 2007
3.2	Third Amended and Restated Bylaws of Exterran Holdings, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2013
4.1

Ninth Supplemental Indenture, dated as of June 27, 2012, by and among Exterran Holdings, Inc., Exterran Energy LLC and U.S. Bank National Association, as trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012

4.2

Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.3

Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, for the 4.25% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.4

Indenture, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, for the 7.25% Senior Notes due 2018, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

10.1

Fourth Amendment to Amended and Restated Senior Secured Credit Agreement, dated February 4, 2015, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on February 5, 2015

10.2

Fifth Amendment to Third Amended and Restated Omnibus Agreement, dated February 23, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014

10.3*

Sixth Amendment to Third Amended and Restated Omnibus Agreement, dated April 17, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.4†	Form of Exterran Holdings, Inc. Award Notice and Agreement for Performance Units incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2015
10.5†*	Offer Letter, dated March 13, 2014, to Steven W. Muck (Mr. Muck became an executive officer of Exterran Holdings, Inc. in February 2015)
10.6†*	Offer Letter, dated January 30, 2015, to Christopher T. Werner
10.7†

Form of Exterran Holdings, Inc. Severance Benefit Agreement applicable to Messrs. Muck and Werner, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 6, 2013

10.8†

Form of Exterran Holdings, Inc. Change of Control Agreement applicable to Messrs. Muck and Werner, incorporated by reference to Exhibit 10.57 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 26, 2014

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