Form 10-Q
period 2015-06-30
EXTERRAN HOLDINGS INC.
filed 2015-08-04
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

Number of shares of the common stock of the registrant outstanding as of July 28, 2015: 69,440,343 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

(unaudited)

	June 30, 2015	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$23,325	$39,739
Restricted cash	1,490	1,490
Accounts receivable, net of allowance of $3,814 and $4,419, respectively	502,547	558,042
Inventory, net	400,845	403,571
Costs and estimated earnings in excess of billings on uncompleted contracts	128,261	120,938
Current deferred income taxes	71,489	79,856
Other current assets	66,815	61,503
Current assets associated with discontinued operations	397	537
Total current assets	1,195,169	1,265,676
Property, plant and equipment, net	3,340,635	3,326,892
Goodwill	3,738	3,738
Intangible and other assets, net	225,528	243,372
Long-term assets associated with discontinued operations	16,506	17,469
Total assets	$4,781,576	$4,857,147

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$166,787	$203,306
Accrued liabilities	209,531	259,759
Deferred revenue	57,705	69,310
Billings on uncompleted contracts in excess of costs and estimated earnings	61,010	76,277
Current liabilities associated with discontinued operations	929	2,066
Total current liabilities	495,962	610,718
Long-term debt	2,089,762	2,026,902
Deferred income taxes	177,597	187,445
Other long-term liabilities	86,579	78,720
Long-term liabilities associated with discontinued operations	154	317
Total liabilities	2,850,054	2,904,102
Commitments and contingencies (Note 16)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 74,531,598 and 73,808,200 shares issued, respectively	745	738
Additional paid-in capital	3,746,106	3,715,586
Accumulated other comprehensive income	8,249	15,865
Accumulated deficit	(1,856,387)	(1,866,397)
Treasury stock — 5,086,125 and 4,963,013 common shares, at cost, respectively	(72,180)	(68,532)
Total Exterran stockholders’ equity	1,826,533	1,797,260
Noncontrolling interest	104,989	155,785
Total equity	1,931,522	1,953,045
Total liabilities and equity	$4,781,576	$4,857,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
North America contract operations	$198,259	$181,940	$400,520	$338,463
International contract operations	115,250	134,392	235,941	245,432
Aftermarket services	90,834	100,359	177,690	188,407
Fabrication	279,489	322,579	598,763	609,976
	683,832	739,270	1,412,914	1,382,278
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	81,221	77,514	163,900	148,595
International contract operations	44,745	46,502	89,084	87,534
Aftermarket services	70,171	79,297	136,105	147,118
Fabrication	240,854	279,983	507,972	509,571
Selling, general and administrative	83,874	95,712	170,560	188,290
Depreciation and amortization	94,325	111,956	190,133	197,478
Long-lived asset impairment	15,420	9,847	28,152	13,654
Restructuring and other charges	19,604	353	24,394	5,175
Interest expense	28,398	32,722	55,696	61,030
Equity in income of non-consolidated affiliates	(5,062)	(4,909)	(10,068)	(9,602)
Other (income) expense, net	1,005	(3,671)	8,846	(6,105)
	674,555	725,306	1,364,774	1,342,738
Income before income taxes	9,277	13,964	48,140	39,540
Provision for income taxes	1,742	10,870	18,233	20,279
Income from continuing operations	7,535	3,094	29,907	19,261
Income from discontinued operations, net of tax	254	17,769	18,967	36,496
Net income	7,789	20,863	48,874	55,757
Less: Net income attributable to the noncontrolling interest	(9,178)	(8,486)	(18,121)	(10,784)
Net income (loss) attributable to Exterran stockholders	$(1,389)	$12,377	$30,753	$44,973

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran common stockholders	$(0.03)	$(0.08)	$0.17	$0.13
Income from discontinued operations attributable to Exterran common stockholders	0.01	0.27	0.27	0.54
Net income (loss) attributable to Exterran common stockholders	$(0.02)	$0.19	$0.44	$0.67

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran common stockholders	$(0.03)	$(0.08)	$0.17	$0.12
Income from discontinued operations attributable to Exterran common stockholders	0.01	0.27	0.27	0.52
Net income (loss) attributable to Exterran common stockholders	$(0.02)	$0.19	$0.44	$0.64

Weighted average common shares outstanding used in income (loss) per common share:
Basic	68,514	65,890	68,381	65,575
Diluted	68,514	65,890	68,667	68,772

Dividends declared and paid per common share	$0.15	$0.15	$0.30	$0.30

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$7,789	$20,863	$48,874	$55,757
Other comprehensive income (loss), net of tax:
Derivative gain (loss), net of reclassifications to earnings	1,422	(1,650)	(3,228)	(2,220)
Adjustments from changes in ownership of Partnership	(223)	65	(223)	65
Amortization of terminated interest rate swaps	590	749	1,225	1,529
Foreign currency translation adjustment	3,659	(1,403)	(6,703)	(269)
Total other comprehensive income (loss)	5,448	(2,239)	(8,929)	(895)
Comprehensive income	13,237	18,624	39,945	54,862
Less: Comprehensive income attributable to the noncontrolling interest	(10,838)	(7,650)	(16,808)	(9,974)
Comprehensive income attributable to Exterran stockholders	$2,399	$10,974	$23,137	$44,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(unaudited)

	Exterran Holdings, Inc. Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2014	$725	$3,769,429	$30,078	$(213,898)	$(1,924,244)	$151,338	$1,813,428
Treasury stock purchased				(6,315)			(6,315)
Options exercised	6	10,761					10,767
Cash dividends					(19,990)		(19,990)
Shares issued in employee stock purchase plan		897					897
Stock-based compensation, net of forfeitures	4	10,692				607	11,303
Income tax benefit from stock-based compensation expense		7,684					7,684
Net proceeds from the sale of Partnership units, net of tax		74,521				51,212	125,733
Cash distribution to noncontrolling unitholders of the Partnership						(35,291)	(35,291)
Redemption of convertible debt	1	(234,219)		219,211			(15,007)
Shares acquired from exercise of call options		89,407		(89,407)			—
Comprehensive income (loss):
Net income					44,973	10,784	55,757
Derivatives loss, net of reclassifications to earnings and tax			(1,410)			(810)	(2,220)
Adjustments from changes in ownership of Partnership			65				65
Amortization of terminated interest rate swaps, net of tax			1,529				1,529
Foreign currency translation adjustment			(269)				(269)
Balance, June 30, 2014	$736	$3,729,172	$29,993	$(90,409)	$(1,899,261)	$177,840	$1,948,071

Balance, January 1, 2015	$738	$3,715,586	$15,865	$(68,532)	$(1,866,397)	$155,785	$1,953,045
Treasury stock purchased				(3,736)			(3,736)
Options exercised	1	1,004					1,005
Cash dividends					(20,743)		(20,743)
Shares issued in employee stock purchase plan		910					910
Stock-based compensation, net of forfeitures	6	9,195				521	9,722
Income tax benefit from stock-based compensation expense		569					569
Adjustments from changes in ownership of Partnership		17,662				(27,634)	(9,972)
Net proceeds from the sale of Partnership units, net of tax		1,268					1,268
Cash distribution to noncontrolling unitholders of the Partnership						(40,491)	(40,491)
Shares issued for exercise of warrants		(88)		88			—
Comprehensive income (loss):
Net income					30,753	18,121	48,874
Derivatives loss, net of reclassifications to earnings and tax			(1,915)			(1,313)	(3,228)
Adjustments from changes in ownership of Partnership			(223)				(223)
Amortization of terminated interest rate swaps, net of tax			1,225				1,225
Foreign currency translation adjustment			(6,703)				(6,703)
Balance, June 30, 2015	$745	$3,746,106	$8,249	$(72,180)	$(1,856,387)	$104,989	$1,931,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$48,874	$55,757
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	190,133	197,478
Long-lived asset impairment	28,152	13,654
Amortization of deferred financing costs	3,127	3,288
Income from discontinued operations, net of tax	(18,967)	(36,496)
Amortization of debt discount	576	11,821
Provision for doubtful accounts	1,496	1,387
Gain on sale of property, plant and equipment	(2,891)	(3,493)
Equity in income of non-consolidated affiliates	(10,068)	(9,602)
Amortization of terminated interest rate swaps	1,884	2,353
Interest rate swaps	(7)	151
(Gain) loss on remeasurement of intercompany balances	7,999	(2,882)
Stock-based compensation expense	9,722	11,303
Deferred income tax provision	(13,234)	(12,575)
Changes in assets and liabilities, net of acquisition:
Accounts receivable and notes	51,147	(29,385)
Inventory	2,595	(3,398)
Costs and estimated earnings versus billings on uncompleted contracts	(22,438)	(13,882)
Other current assets	(6,945)	(7,283)
Accounts payable and other liabilities	(73,079)	(26,568)
Deferred revenue	(2,986)	(27,585)
Other	(9,129)	(3,906)
Net cash provided by continuing operations	185,961	120,137
Net cash provided by discontinued operations	1,351	2,466
Net cash provided by operating activities	187,312	122,603

Cash flows from investing activities:
Capital expenditures	(254,180)	(238,210)
Proceeds from sale of property, plant and equipment	19,348	13,399
Payment for business acquisition	—	(360,521)
Return of investments in non-consolidated affiliates	10,068	9,799
Proceeds received from settlement of note receivable	5,357	—
Increase in restricted cash	—	(245)
Cash invested in non-consolidated affiliates	—	(197)
Net cash used in continuing operations	(219,407)	(575,975)
Net cash provided by discontinued operations	16,560	33,276
Net cash used in investing activities	(202,847)	(542,699)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	765,500	1,389,799
Repayments of long-term debt	(703,000)	(1,051,000)
Payments for debt issuance costs	(1,311)	(6,923)
Payments above face value for redemption of convertible debt	—	(15,007)
Payments for settlement of interest rate swaps that include financing elements	(1,877)	(1,894)
Net proceeds from the sale of Partnership units	1,268	169,471
Proceeds from stock options exercised	1,005	10,767
Proceeds from stock issued pursuant to our employee stock purchase plan	910	897
Purchases of treasury stock	(3,736)	(6,315)
Dividends to Exterran stockholders	(20,743)	(19,990)
Stock-based compensation excess tax benefit	2,379	7,820
Distributions to noncontrolling partners in the Partnership	(40,491)	(35,291)
Net cash provided by (used in) financing activities	(96)	442,334

Effect of exchange rate changes on cash and cash equivalents	(783)	(4,000)
Net increase (decrease) in cash and cash equivalents	(16,414)	18,238
Cash and cash equivalents at beginning of period	39,739	35,665
Cash and cash equivalents at end of period	$23,325	$53,903

Supplemental disclosure of non-cash transactions:
Treasury shares issued for redemption of convertible debt	$—	$219,211
Shares acquired from exercise of call options	$—	$(89,407)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Exterran Holdings, Inc. (“Exterran,” “our,” “we” or “us”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2014. That report contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

On November 17, 2014, we announced that our board of directors had authorized management to pursue a plan to separate (the “Spin-off”) our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company (“Exterran Corporation,” previously named Exterran SpinCo, Inc. prior to May 18, 2015). Upon the completion of the Spin-off, we will be renamed Archrock, Inc. and will trade on the New York Stock exchange under the symbol “AROC.” Unless otherwise indicated, the financial statements and related footnote disclosures within this report exclude the potential future impact of the Spin-off, if consummated. The effect of the Spin-off could significantly change and materially impact future disclosures, results of operations, balance sheet and cash flow positions. See Note 2 for further discussion of the Spin-off.

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

The following table summarizes net income (loss) attributable to Exterran common stockholders used in the calculation of basic and diluted income (loss) per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income (loss) from continuing operations attributable to Exterran stockholders	$(1,643)	$(5,392)	$11,786	$8,477
Income from discontinued operations, net of tax	254	17,769	18,967	36,496
Less: Net income attributable to participating securities	(126)	(122)	(505)	(803)
Net income (loss) attributable to Exterran common stockholders	$(1,515)	$12,255	$30,248	$44,170

The following table shows the potential shares of common stock that were included in computing diluted income (loss) attributable to Exterran common stockholders per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average common shares outstanding including participating securities	69,503	66,826	69,339	66,579
Less: Weighted average participating securities outstanding	(989)	(936)	(958)	(1,004)
Weighted average common shares outstanding — used in basic income (loss) per common share	68,514	65,890	68,381	65,575
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	*	286	556
On settlement of employee stock purchase plan shares	*	*	—	1
On exercise of warrants	**	*	—	2,640
On conversion of 4.25% convertible senior notes due 2014	**	*	**	*
Weighted average common shares outstanding — used in diluted income (loss) per common share	68,514	65,890	68,667	68,772

*                  Excluded from diluted income (loss) per common share as their inclusion would have been anti-dilutive.

**           Not applicable as these instruments were not outstanding during the period.

There were no adjustments to net income (loss) attributable to Exterran common stockholders for the diluted earnings (loss) per common share calculation during the three and six months ended June 30, 2015 and 2014.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted income (loss) attributable to Exterran common stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	374	497	471	541
On exercise of options and vesting of restricted stock units	290	497	—	—
On settlement of employee stock purchase plan shares	1	—	—	—
On exercise of warrants	*	12,426	—	—
On conversion of 4.25% convertible senior notes due 2014	*	12,900	*	14,146
Net dilutive potential common shares issuable	665	26,320	471	14,687

*                  Not applicable as these instruments were not outstanding during the period.

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

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, and excluding noncontrolling interest, during the six months ended June 30, 2014 and 2015 (in thousands):

	Derivatives Cash Flow Hedges		Foreign Currency Translation Adjustment		Total
Accumulated other comprehensive income (loss), January 1, 2014	$(1,346)		$31,424		$30,078
Loss recognized in other comprehensive income (loss), net of tax	(639	)(1)	(269	)(3)	(908)
Loss reclassified from accumulated other comprehensive income (loss), net of tax	823	(2)	—		823
Other comprehensive income (loss) attributable to Exterran stockholders	184		(269)		(85)
Accumulated other comprehensive income (loss), June 30, 2014	$(1,162)		$31,155		$29,993

Accumulated other comprehensive income (loss), January 1, 2015	$(911)		$16,776		$15,865
Loss recognized in other comprehensive income (loss), net of tax	(1,943	)(4)	(6,703	)(6)	(8,646)
Loss reclassified from accumulated other comprehensive income (loss), net of tax	1,030	(5)	—		1,030
Other comprehensive income (loss) attributable to Exterran stockholders	(913)		(6,703)		(7,616)
Accumulated other comprehensive income (loss), June 30, 2015	$(1,824)		$10,073		$8,249

(1)         During the three months ended June 30, 2014, we recognized a loss of $0.6 million and a tax benefit of $0.3 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments. During the six months ended June 30, 2014, we recognized a loss of $1.0 million and a tax benefit of $0.4 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments.

(2)         During the three months ended June 30, 2014, we reclassified a $0.6 million loss to interest expense and a tax benefit of $0.2 million to provision for income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss). During the six months ended June 30, 2014, we reclassified a $1.2 million loss to interest expense and a tax benefit of $0.4 million to provision for income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss).

(3)         During the three and six months ended June 30, 2014, we recognized a loss of $1.4 million and $0.3 million, respectively, in other comprehensive income (loss), net of tax, related to changes in foreign currency translation adjustment.

(4)         During the three months ended June 30, 2015, we recognized a loss of $0.6 million and a tax benefit of $0.2 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments. During the six months ended June 30, 2015, we recognized a loss of $2.9 million and a tax benefit of $1.0 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments.

(5)        During the three months ended June 30, 2015, we reclassified a $0.9 million loss to interest expense and a tax benefit of $0.4 million to provision for income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss). During the six months ended June 30, 2015, we reclassified a $1.6 million loss to interest expense and a tax benefit of $0.6 million to provision for income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss).

(6)         During the three and six months ended June 30, 2015, we recognized a gain of $3.7 million and a loss of $6.7 million, respectively, in other comprehensive income (loss), net of tax, related to changes in foreign currency translation adjustment.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables, interest rate swaps and debt. At June 30, 2015 and December 31, 2014, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 10 for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$1,041,762	$1,043,000	$1,041,402	$960,000
Floating rate debt	1,048,000	1,049,000	985,500	986,000
Total debt	$2,089,762	$2,092,000	$2,026,902	$1,946,000

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

2.  Proposed Spin-off Transaction

On November 17, 2014, we announced that our board of directors had authorized management to pursue a plan to separate our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company. To effect the Spin-off, we intend to distribute on the distribution date, on a pro rata basis, all of the shares of Exterran Corporation common stock to our stockholders as of the record date. Our board of directors will set the record date and distribution date prior to the Spin-off. The Spin-off is subject to, among other things, market conditions, the receipt of an opinion of counsel as to the tax-free nature of the transaction, completion of a review by the SEC of a registration statement on Form 10 filed by Exterran Corporation, the execution of a separation and distribution agreement and related ancillary agreements and final approval of our board of directors. Upon completion of the Spin-off, we and Exterran Corporation will be independent, publicly traded companies with separate public ownership, boards of directors and management, and we will continue to own and operate the U.S. contract operations and U.S. aftermarket services businesses that we currently own. Upon the completion of the Spin-off, we will be renamed Archrock, Inc. and will trade on the New York Stock exchange under the symbol “AROC.” In addition, we will continue to hold interests in the Partnership, which include the sole general partner interest and certain limited partner interests, as well as all of the incentive distribution rights in the Partnership. Upon the completion of the Spin-off, the Partnership will be renamed Archrock Partners, L.P. and will trade on the Nasdaq Global Select Market under the symbol “APLP.” Although our current goal is to complete the Spin-off when market conditions allow, there are no assurances as to when the Spin-off will be completed, if at all, or if the Spin-off will be completed as currently contemplated.

3.  Discontinued Operations

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received installment payments, including an annual charge, totaling $18.1 million during the three months ended June 30, 2014, and $18.7 million and $35.9 million during the six months ended June 30, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $99 million as of June 30, 2015, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. In July 2015, we received an additional installment payment, including an annual charge, of $18.9 million. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

In connection with the sale of these assets, we have agreed to suspend the arbitration proceeding previously filed by our Spanish subsidiary against Venezuela pending payment in full by PDVSA Gas of the purchase price for these nationalized assets.

In December 2013, we abandoned our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. The abandonment of this business meets the criteria established for recognition as discontinued operations under GAAP. Therefore, our contract water treatment business is reflected as discontinued operations in our condensed consolidated financial statements. This business was previously included in our North American contract operations business segment. During the three months ended June 30, 2015, we restored the remaining tax deductible temporary differences relating to our contract water treatment business that were reversed in the first quarter of 2015 resulting in deferred tax assets associated with discontinued operations. There was no impact on income from discontinued operations, net of tax, as the restoration resulted in a reduction to deferred tax assets for net operating losses previously reflected as current deferred income taxes in our condensed consolidated balance sheet as of March 31, 2015.

The following tables summarize the operating results of discontinued operations (in thousands):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Venezuela	Contract Water Treatment Business	Total	Venezuela	Contract Water Treatment Business	Total
Revenue	$—	$—	$—	$—	$—	$—
Expenses and selling, general and administrative	150	187	337	121	104	225
Recovery attributable to expropriation	(476)	—	(476)	(16,563)	—	(16,563)
Other (income) loss, net	(53)	—	(53)	(1,472)	120	(1,352)
Benefit from income taxes	—	(62)	(62)	—	(79)	(79)
Income (loss) from discontinued operations, net of tax	$379	$(125)	$254	$17,914	$(145)	$17,769

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Venezuela	Contract Water Treatment Business	Total	Venezuela	Contract Water Treatment Business	Total
Revenue	$—	$—	$—	$—	$—	$—
Expenses and selling, general and administrative	234	259	493	245	177	422
Recovery attributable to expropriation	(16,982)	—	(16,982)	(32,984)	—	(32,984)
Other (income) loss, net	(2,374)	—	(2,374)	(3,858)	(27)	(3,885)
Benefit from income taxes	—	(104)	(104)	—	(49)	(49)
Income (loss) from discontinued operations, net of tax	$19,122	$(155)	$18,967	$36,597	$(101)	$36,496

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	June 30, 2015			December 31, 2014
	Venezuela	Contract Water Treatment Business	Total	Venezuela	Contract Water Treatment Business	Total
Cash	$358	$—	$358	$431	$—	$431
Accounts receivable	—	—	—	2	69	71
Other current assets	39	—	39	35	—	35
Total current assets associated with discontinued operations	397	—	397	468	69	537
Deferred tax assets	—	16,506	16,506	—	17,469	17,469
Total assets associated with discontinued operations	$397	$16,506	$16,903	$468	$17,538	$18,006

Accounts payable	$—	$—	$—	$214	$1	$215
Accrued liabilities	769	160	929	1,124	727	1,851
Total current liabilities associated with discontinued operations	769	160	929	1,338	728	2,066
Other long-term liabilities	154	—	154	317	—	317
Total liabilities associated with discontinued operations	$923	$160	$1,083	$1,655	$728	$2,383

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

Pro Forma Financial Information

Pro forma financial information for the three and six months ended June 30, 2014 has been included to give effect to the additional assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition. The August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition are presented in the pro forma financial information as though these transactions occurred as of January 1, 2014. The pro forma financial information reflects the following transactions:

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

The following table shows pro forma financial information for the three and six months ended June 30, 2014 (in thousands, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Revenue	$747,227	$1,417,774
Net income attributable to Exterran common stockholders	$12,841	$46,913
Basic net income per common share attributable to Exterran common stockholders	$0.19	$0.70
Diluted net income per common share attributable to Exterran common stockholders	$0.19	$0.67

5.  Inventory, net

Inventory, net of reserves, consisted of the following amounts (in thousands):

	June 30, 2015	December 31, 2014
Parts and supplies	$255,368	$269,370
Work in progress	98,298	100,499
Finished goods	47,179	33,702
Inventory, net	$400,845	$403,571

As of June 30, 2015 and December 31, 2014, we had inventory reserves of $33.5 million and $20.2 million, respectively. As discussed further in Note 12, $9.7 million of the increase in inventory reserves during the six months ended June 30, 2015 related to restructuring and other charges.

6.  Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Compression equipment, facilities and other fleet assets	$5,016,357	$4,916,576
Land and buildings	206,382	206,257
Transportation and shop equipment	297,082	297,239
Other	207,882	197,114
	5,727,703	5,617,186
Accumulated depreciation	(2,387,068)	(2,290,294)
Property, plant and equipment, net	$3,340,635	$3,326,892

7.  Investments in Non-Consolidated Affiliates

Investments in affiliates that are not controlled by us where we have the ability to exercise significant influence over the operations are accounted for using the equity method.

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

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received installment payments, including an annual charge, totaling $5.1 million and $4.9 million during the three months ended June 30, 2015 and 2014, respectively, and $10.1 million and $9.8 million during the six months ended June 30, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $17 million as of June 30, 2015, is payable in quarterly cash installments through the first quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as equity in (income) loss of non-consolidated affiliates in our condensed consolidated statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

8.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Revolving credit facility due July 2016	$356,500	$375,500
Partnership’s revolving credit facility due May 2018	541,500	460,000
Partnership’s term loan facility due May 2018	150,000	150,000
Partnership’s 6% senior notes due April 2021 (presented net of the unamortized discount of $4.2 million and $4.5 million, respectively)	345,828	345,528
Partnership’s 6% senior notes due October 2022 (presented net of the unamortized discount of $5.0 million and $5.2 million, respectively)	345,043	344,767
7.25% senior notes due December 2018	350,000	350,000
Other, interest at various rates, collateralized by equipment and other assets	891	1,107
Long-term debt	$2,089,762	$2,026,902

Exterran Senior Secured Credit Facility

As of June 30, 2015, we had $356.5 million in outstanding borrowings and $94.4 million in outstanding letters of credit under our senior secured revolving credit facility (the “Credit Facility”). At June 30, 2015, taking into account guarantees through letters of credit, we had undrawn and available capacity of $449.1 million under the Credit Facility.

The Partnership Revolving Credit Facility and Term Loan

In February 2015, the Partnership amended its senior secured credit agreement (the “Partnership Credit Agreement”), which among other things, increased the borrowing capacity under its revolving credit facility by $250.0 million to $900.0 million. The Partnership Credit Agreement, which matures in May 2018, also includes a $150.0 million term loan facility. During the six months ended June 30, 2015, the Partnership incurred transaction costs of $1.3 million related to the amendment of the Partnership Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the term of the facility. As of June 30, 2015, the Partnership had undrawn and available capacity of $358.5 million under its revolving credit facility.

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

In connection with the offering of the 4.25% Notes, we purchased call options on our stock at approximately $22.98 per share of common stock, after taking into consideration dividends declared, and sold warrants on our stock at approximately $32.19 per share of common stock, after taking into consideration dividends declared. These transactions economically adjust the effective conversion price to $32.19 for $325.0 million of the 4.25% Notes. In June 2014, we exercised our call options to acquire 6.5 million shares of our common stock. The cost of the common shares acquired was recorded as treasury stock in our condensed consolidated balance sheets based on the original cost of the call options of $89.4 million. Counterparties to our warrants had the right to exercise the warrants in equal installments for 80 trading days which began in September 2014.

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

Interest Rate Risk

During the six months ended June 30, 2015, the Partnership entered into an interest rate swap with a notional value of $100.0 million. At June 30, 2015, the Partnership was a party to interest rate swaps with a total notional value of $500.0 million, pursuant to which it makes fixed payments and receives floating payments. The Partnership entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. The Partnership’s interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of June 30, 2015, the weighted average effective fixed interest rate on the interest rate swaps was 1.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded $0.4 million of interest income during the six months ended June 30, 2015 due to ineffectiveness related to interest rate swaps. There was no ineffectiveness related to interest rate swaps during the six months ended June 30, 2014. We estimate that $5.2 million of deferred pre-tax losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at June 30, 2015, will be reclassified into earnings as interest expense at then current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	June 30, 2015
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$710
Interest rate hedges	Accrued liabilities	(5,994)
Interest rate hedges	Other long-term liabilities	(1,433)
Total derivatives		$(6,717)

	December 31, 2014
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$712
Interest rate hedges	Accrued liabilities	(4,958)
Interest rate hedges	Other long-term liabilities	(150)
Total derivatives		$(4,396)

	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges
Three months ended June 30, 2015	$255	Interest expense	$(2,016)
Three months ended June 30, 2014	(2,174)	Interest expense	(1,239)
Six months ended June 30, 2015	(5,998)	Interest expense	(3,691)
Six months ended June 30, 2014	(3,129)	Interest expense	(2,503)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, with pricing levels as of the date of valuation (in thousands):

	June 30, 2015			December 31, 2014
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$—	$710	$—	$—	$712	$—
Interest rate swaps liability	—	(7,427)	—	—	(5,108)	—

On a quarterly basis, the interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2015 and 2014, with pricing levels as of the date of valuation (in thousands):

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$3,072	$—	$—	$1,671
Long-term receivable from the sale of our Canadian Operations	—	—	5,100	—	—	—

Our estimate of the impaired long-lived assets’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a weighted average discount rate of 10% and 9% for the six months ended June 30, 2015 and 2014, respectively. In April 2015, we accepted an offer to early settle the outstanding note receivable due to us relating to the previous sale of our Canadian contract operations and aftermarket services businesses (“Canadian Operations”) for $5.1 million.

11.  Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the three and six months ended June 30, 2015, we reviewed the future deployment of our idle compression assets used in our North America contract operations and international contract operations segments for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 80 and 160 idle compressor units totaling approximately 52,000 and 82,000 horsepower would be retired from the active fleet during the three and six months ended June 30, 2015, respectively. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $14.4 million and a $25.8 million asset impairment to reduce the book value of each unit to its estimated fair value during the three and six months ended June 30, 2015, respectively. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the first quarter of 2015, we evaluated a long-term note receivable from the purchaser of our Canadian Operations for impairment. This review was triggered by an offer from the purchaser of our Canadian Operations to prepay the note receivable at a discount to its current book value. The fair value of the note receivable as of March 31, 2015 was based on the amount offered by the purchaser of our Canadian Operations to prepay the note receivable. The difference between the book value of the note receivable at March 31, 2015 and its fair value resulted in the recording of an impairment of long-lived assets of $1.4 million during the six months ended June 30, 2015. In April 2015, we accepted the offer to early settle this note receivable.

During the three and six months ended June 30, 2015, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $1.0 million on these assets.

During the three and six months ended June 30, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 130 and 170 idle compressor units, respectively, representing approximately 35,000 and 46,000 horsepower, respectively, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $9.8 million and a $13.7 million asset impairment to reduce the book value of each unit to its estimated fair value, during the three and six months ended June 30, 2014, respectively. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

12.  Restructuring and Other Charges

As discussed in Note 2, in November 2014, we announced that our board of directors had authorized management to pursue a plan to separate our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company. During the three and six months ended June 30, 2015, we incurred $13.6 million and $18.4 million, respectively, of costs associated with the Spin-off which were primarily related to legal, consulting, audit and professional fees and non-cash inventory write-downs. Non-cash inventory write-downs, which primarily related to the decentralization of shared inventory components between the North America contract operations business and the international contract operations business, totaled $5.7 million during the three and six months ended June 30, 2015, of which approximately $4.2 million related to our international contract operations segment, $1.0 million related to our North America contract operations segment and $0.5 million related to our fabrication segment. The separation costs relating to expenditures settled in cash have not been allocated to the segments because they consist mostly of professional service fees within the corporate, finance and legal functions. The costs incurred in conjunction with the Spin-off are included in restructuring and other charges in our condensed consolidated statements of operations. The Spin-off is expected to be completed when market conditions allow. We expect to incur additional restructuring costs as a result of the Spin-off ranging from approximately $30 million to $40 million that is primarily related to legal, consulting, audit and professional fees and retention payments to certain employees. The range of additional restructuring costs excludes costs that may be incurred by Exterran Corporation after the completion of the Spin-off. As of June 30, 2015, we had an accrued liability balance of $3.9 million for planned separation charges incurred.

As a result of the current market conditions in North America, combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices, in the second quarter of 2015 we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain fabrication facilities. During the three and six months ended June 30, 2015, we incurred $6.0 million of restructuring and other charges as a result of this plan, of which $4.0 million related to non-cash write-downs of inventory and $2.0 million related to termination benefits. The non-cash inventory write-downs were the result of our decision to exit the manufacturing of cold weather packages, which had historically been performed at a fabrication facility in North America we recently decided to close. These charges are reflected as restructuring and other charges in our condensed consolidated statements of operations. We currently estimate that we will incur additional charges with respect to this cost reduction plan of approximately $4.1 million. We expect the majority of the estimated additional charges will result in cash expenditures.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the six months ended June 30, 2015 (in thousands):

	Spin-off	Cost Reduction Plan	Total
Beginning balance at January 1, 2015	$1,089	$—	$1,089
Additions for costs expensed	18,354	6,040	24,394
Less non-cash expense	(5,700)	(4,007)	(9,707)
Reductions for payments	(9,859)	(1,931)	(11,790)
Ending balance at June 30, 2015	$3,884	$102	$3,986

The following table summarizes the components of charges included in restructuring and other charges in our condensed consolidated statements of operations for the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Legal fees	$2,317	$2,880
Consulting, audit and professional fees	4,369	8,526
Non-cash inventory write-downs	9,707	9,707
Employee termination benefits	2,033	2,033
Other	1,178	1,248
Total restructuring and other charges	$19,604	$24,394

In January 2014, we announced a plan to centralize our make-ready operations to improve the cost and efficiency of our shops and further enhance the competitiveness of our fleet of compressors. As part of this plan, we examined both recent and anticipated changes in the North America market, including the throughput demand of our shops and the addition of new equipment to our fleet. To better align our costs and capabilities with the current market, we closed several of our make-ready shops. The centralization of our make-ready operations was completed in the second quarter of 2014. During the six months ended June 30, 2014, we incurred $5.2 million of restructuring and other charges primarily related to termination benefits and a non-cash write-down of inventory associated with the centralization of our make-ready operations. These charges are reflected as restructuring and other charges in our condensed consolidated statements of operations and are related to our North America contract operations and aftermarket services segments.

13.  Income Taxes

As of December 31, 2014, we had $136.9 million in foreign tax credit carryforward deferred tax assets. We recorded a valuation allowance of $7.2 million against these deferred tax assets in the fourth quarter of 2014 for foreign tax credits that expire in the year 2015. These deferred tax assets related to foreign tax credit carryforwards that can be used to reduce our income taxes payable in future periods. The foreign tax credit carryforwards will expire if they are not used within the 10-year carryforward period. At this time, we consider it more likely than not that we will have sufficient taxable income and foreign source taxable income in the future that will allow us to realize these deferred tax assets, net of the valuation allowance. However, if the Spin-off is completed as currently contemplated, many of the foreign tax credit carryforwards would ultimately expire unused. Therefore, since we do not expect Exterran Corporation to generate sufficient taxable income and foreign source taxable income following the Spin-off, an additional valuation allowance ranging from $45 million to $65 million to reduce our foreign tax credit carryforward deferred tax assets would be required, which would materially increase our income tax expense in the period the valuation allowance is recognized and materially impact our results of operations.

14.  Stock-Based Compensation

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

The following table presents stock option activity during the six months ended June 30, 2015:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2015	1,495	$33.39
Granted	—	—
Exercised	(80)	12.56
Cancelled	(276)	61.82
Options outstanding, June 30, 2015	1,139	27.96	2.8	$11,450
Options exercisable, June 30, 2015	1,018	27.17	2.5	11,066

Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the six months ended June 30, 2015 was $1.4 million. As of June 30, 2015, we expect $1.2 million of unrecognized compensation cost related to unvested stock options to be recognized over the weighted-average period of 1.4 years.

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

The following table presents restricted stock, restricted stock unit, performance unit, cash settled restricted stock unit and cash settled performance unit activity during the six months ended June 30, 2015:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2015	1,170	$27.37
Granted	693	32.00
Vested	(721)	23.70
Cancelled	(18)	32.99
Non-vested awards, June 30, 2015 (1)	1,124	32.49

(1) Non-vested awards as of June 30, 2015 are comprised of 57,000 cash settled restricted stock units and cash settled performance units and 1,067,000 restricted shares, restricted stock units and performance units.

As of June 30, 2015, we expect $30.0 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units to be recognized over the weighted-average period of 2.2 years.

Employee Stock Purchase Plan

In August 2007, we adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. The ESPP is designed to comply with Section 423 of the Internal Revenue Code of 1986, as amended. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as of the first trading day of the quarter, the last trading day of the quarter or the lower of the first trading day of the quarter and the last trading day of the quarter, as the compensation committee of our board of directors may determine. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. Due to a plan to separate our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company (as discussed in Note 2), the ESPP was suspended after the second quarter 2015 purchase period.

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

Partnership Phantom Units

The following table presents phantom unit activity during the six months ended June 30, 2015:

	Phantom Units (in thousands)	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, January 1, 2015	92	$27.38
Granted	45	24.87
Vested	(52)	25.67
Phantom units outstanding, June 30, 2015	85	27.10

As of June 30, 2015, we expect $1.9 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.0 years.

15.  Cash Dividends

The following table summarizes our dividends per common share:

Declaration Date	Payment Date	Dividends per Common Share	Total Dividends
February 25, 2014	March 28, 2014	$0.15	$10.0 million
April 29, 2014	May 16, 2014	0.15	10.0 million
July 31, 2014	August 18, 2014	0.15	10.0 million
October 30, 2014	November 17, 2014	0.15	10.3 million
January 30, 2015	February 17, 2015	0.15	10.3 million
April 28, 2015	May 18, 2015	0.15	10.4 million

On July 30, 2015, our board of directors declared a quarterly dividend of $0.15 per share of common stock, which is expected to be paid on August 17, 2015 to stockholders of record at the close of business on August 10, 2015. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

16.  Commitments and Contingencies

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of June 30, 2015
Performance guarantees through letters of credit(1)	2015-2021	$157,644
Standby letters of credit	2015-2016	12,922
Commercial letters of credit	2015	2,422
Bid bonds and performance bonds(1)	2015-2023	77,354
Maximum potential undiscounted payments		$250,342

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

In addition to U.S. federal, state, local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of June 30, 2015 and December 31, 2014, we had accrued $9.0 million and $9.2 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

Litigation and Claims

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. A large number of appraisal review boards denied our position, and we filed petitions for review in the appropriate district courts. As of June 30, 2015, only five of these cases have advanced to the point of trial or submission of summary judgment motions on the merits.

During 2013 and 2014, we were party to three Heavy Equipment Statutes cases tried and completed in Texas state district courts. In each case the court held that the revised Heavy Equipment Statutes apply to natural gas compressors. However, in each case the court further held that the revised Heavy Equipment Statutes are unconstitutional as applied to natural gas compressors, which is favorable to the county appraisal districts. We continue to believe that the revised statutes are constitutional as applied to natural gas compressors and have appealed the courts’ decisions in all three cases. Two of the appeals were argued before the Eighth Court of Appeals in El Paso, Texas on October 9, 2014, and one of the appeals was argued before the Fourteenth Court of Appeals in Houston, Texas on February 12, 2015. As of June 30, 2015, no appeals court has issued a decision.

In the fourth Texas district court case, EES Leasing LLC and EXLP Leasing LLC v. Harris County Appraisal District, both parties have filed motions for summary judgment, which are currently pending before the district court. In the fifth Texas district court case, the court denied both parties’ respective motions for summary judgment concerning taxes assessed by Irion County for the 2012 tax year and consolidated the 2012 tax year case with the 2013 tax year case. A new trial is expected to be set in the consolidated case, EES Leasing LLC and EXLP Leasing LLC v. Irion County Appraisal District, for January 2016.

As a result of the new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $7.4 million during the six months ended June 30, 2015. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $34.3 million as of June 30, 2015, of which approximately $10.5 million has been agreed to by a number of appraisal review boards and county appraisal districts and $23.8 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with some of the appraisal districts to stay or abate certain of these pending district court cases. If we are unsuccessful in our litigation with the appraisal districts, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. Also, if we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded, and as a result impact our future results of operations and cash flows.

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

17.  Recent Accounting Developments

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an update to the authoritative guidance on the presentation of debt issuance costs. The update requires an entity to present such costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The update will be effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. We believe the adoption of this update will not have an impact on our financial position or results of operations, but will have an impact on future presentation and disclosures of our financial statements.

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

In May 2014, the FASB issued an update to the authoritative guidance related to revenue recognition. The update outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update will be effective for reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. We are currently evaluating the potential impact of the update on our financial statements.

18.  Reportable Segments

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

The following tables present revenue and other financial information by reportable segment during the three and six months ended June 30, 2015 and 2014 (in thousands):

Three Months Ended	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Reportable Segments Total
June 30, 2015:
Revenue from external customers	$198,259	$115,250	$90,834	$279,489	$683,832
Gross margin(1)	117,038	70,505	20,663	38,635	246,841

June 30, 2014:
Revenue from external customers	$181,940	$134,392	$100,359	$322,579	$739,270
Gross margin(1)	104,426	87,890	21,062	42,596	255,974

Six Months Ended	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Reportable Segments Total
June 30, 2015:
Revenue from external customers	$400,520	$235,941	$177,690	$598,763	$1,412,914
Gross margin(1)	236,620	146,857	41,585	90,791	515,853

June 30, 2014:
Revenue from external customers	$338,463	$245,432	$188,407	$609,976	$1,382,278
Gross margin(1)	189,868	157,898	41,289	100,405	489,460

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

The following table reconciles net income to gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$7,789	$20,863	$48,874	$55,757
Selling, general and administrative	83,874	95,712	170,560	188,290
Depreciation and amortization	94,325	111,956	190,133	197,478
Long-lived asset impairment	15,420	9,847	28,152	13,654
Restructuring and other charges	19,604	353	24,394	5,175
Interest expense	28,398	32,722	55,696	61,030
Equity in income of non-consolidated affiliates	(5,062)	(4,909)	(10,068)	(9,602)
Other (income) expense, net	1,005	(3,671)	8,846	(6,105)
Provision for income taxes	1,742	10,870	18,233	20,279
Income from discontinued operations, net of tax	(254)	(17,769)	(18,967)	(36,496)
Gross margin	$246,841	$255,974	$515,853	$489,460

19.  Transactions Related to the Partnership

In May 2015, the Partnership entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (the “Sales Agents”). Pursuant to the ATM Agreement, the Partnership may sell from time to time through the Sales Agents common units representing limited partner interests in the Partnership having an aggregate offering price of up to $100.0 million. Under the terms of the ATM Agreement, the Partnership may also sell common units from time to time to any Sales Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to a Sales Agent as principal would be pursuant to the terms of a separate terms agreement between the Partnership and such Sales Agent. The Partnership intends to use the net proceeds of this offering, after deducting the Sales Agents’ commission and its offering expenses, for general partnership purposes, which may include, among other things paying or refinancing a portion of its outstanding debt. During the three months ended June 30, 2015, the Partnership sold 49,774 common units for net proceeds of $1.3 million pursuant to the ATM Agreement.

In April 2015, we sold to the Partnership contract operations customer service agreements with 60 customers and a fleet of 238 compressor units used to provide compression services under those agreements, comprising approximately 148,000 horsepower, or 3% (by then available horsepower) of our and the Partnership’s combined U.S. contract operations business. The assets sold also included 179 compressor units, comprising approximately 66,000 horsepower, previously leased by us to the Partnership. Total consideration for the transaction was approximately $102.3 million, excluding transaction costs, and consisted of the Partnership’s issuance to us of approximately 4.0 million common units and approximately 80,000 general partner units. Based on the terms of the contribution, conveyance and assumption agreement, the common units and general partner units, including incentive distribution rights, we received from this sale were not entitled to receive a cash distribution relating to the quarter ended March 31, 2015. As a result, adjustments were made to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

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

The following table presents the effects of changes from net income attributable to Exterran stockholders and changes in our equity interest of the Partnership on our equity attributable to Exterran stockholders (in thousands):

	Six Months Ended June 30,
	2015	2014
Net income attributable to Exterran stockholders	$30,753	$44,973
Increase in Exterran stockholders’ additional paid-in capital for change in ownership of Partnership units	18,930	74,521
Change from net income attributable to Exterran stockholders and transfers to/from the noncontrolling interest	$49,683	$119,494

20.  Supplemental Guarantor Financial Information

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

Condensed Consolidating Balance Sheet

June 30, 2015

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$2,097	$615,751	$576,924	$—	$1,194,772
Current assets associated with discontinued operations	—	—	397	—	397
Total current assets	2,097	615,751	577,321	—	1,195,169
Property, plant and equipment, net	—	973,693	2,366,942	—	3,340,635
Investments in affiliates	1,819,718	1,732,009	—	(3,551,727)	—
Goodwill	—	—	3,738	—	3,738
Intangible and other assets, net	4,827	31,441	189,260	—	225,528
Intercompany receivables	708,876	29,480	438,313	(1,176,669)	—
Long-term assets associated with discontinued operations	—	—	16,506	—	16,506
Total long-term assets	2,533,421	2,766,623	3,014,759	(4,728,396)	3,586,407
Total assets	$2,535,518	$3,382,374	$3,592,080	$(4,728,396)	$4,781,576

LIABILITIES AND EQUITY

Current liabilities	$2,485	$260,013	$232,535	$—	$495,033
Current liabilities associated with discontinued operations	—	—	929	—	929
Total current liabilities	2,485	260,013	233,464	—	495,962
Long-term debt	706,500	891	1,382,371	—	2,089,762
Intercompany payables	—	1,147,189	29,480	(1,176,669)	—
Other long-term liabilities	—	154,563	109,613	—	264,176
Long-term liabilities associated with discontinued operations	—	—	154	—	154
Total liabilities	708,985	1,562,656	1,755,082	(1,176,669)	2,850,054
Total equity	1,826,533	1,819,718	1,836,998	(3,551,727)	1,931,522
Total liabilities and equity	$2,535,518	$3,382,374	$3,592,080	$(4,728,396)	$4,781,576

Condensed Consolidating Balance Sheet

December 31, 2014

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$4,846	$649,719	$610,574	$—	$1,265,139
Current assets associated with discontinued operations	—	—	537	—	537
Total current assets	4,846	649,719	611,111	—	1,265,676
Property, plant and equipment, net	—	1,124,786	2,202,106	—	3,326,892
Investments in affiliates	1,786,572	1,744,614	—	(3,531,186)	—
Goodwill	—	—	3,738	—	3,738
Intangible and other assets, net	5,966	33,292	204,114	—	243,372
Intercompany receivables	727,896	12,023	529,274	(1,269,193)	—
Long-term assets associated with discontinued operations	—	—	17,469	—	17,469
Total long-term assets	2,520,434	2,914,715	2,956,701	(4,800,379)	3,591,471
Total assets	$2,525,280	$3,564,434	$3,567,812	$(4,800,379)	$4,857,147

LIABILITIES AND EQUITY

Current liabilities	$2,520	$353,851	$252,281	$—	$608,652
Current liabilities associated with discontinued operations	—	—	2,066	—	2,066
Total current liabilities	2,520	353,851	254,347	—	610,718
Long-term debt	725,500	1,107	1,300,295	—	2,026,902
Intercompany payables	—	1,257,170	12,023	(1,269,193)	—
Other long-term liabilities	—	165,734	100,431	—	266,165
Long-term liabilities associated with discontinued operations	—	—	317	—	317
Total liabilities	728,020	1,777,862	1,667,413	(1,269,193)	2,904,102
Total equity	1,797,260	1,786,572	1,900,399	(3,531,186)	1,953,045
Total liabilities and equity	$2,525,280	$3,564,434	$3,567,812	$(4,800,379)	$4,857,147

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended June 30, 2015

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$352,159	$410,547	$(78,874)	$683,832
Costs of sales (excluding depreciation and amortization expense)	—	273,130	242,735	(78,874)	436,991
Selling, general and administrative	46	37,341	46,487	—	83,874
Depreciation and amortization	—	29,579	64,746	—	94,325
Long-lived asset impairment	—	13,594	1,826	—	15,420
Restructuring and other charges	—	14,196	5,408	—	19,604
Interest expense	9,299	118	18,981	—	28,398
Intercompany charges, net	(8,711)	8,040	671	—	—
Equity in (income) loss of affiliates	969	(18,403)	(5,062)	17,434	(5,062)
Other (income) expense, net	10	(1,218)	2,213	—	1,005
Income (loss) before income taxes	(1,613)	(4,218)	32,542	(17,434)	9,277
Provision for (benefit from) income taxes	(224)	(3,249)	5,215	—	1,742
Income (loss) from continuing operations	(1,389)	(969)	27,327	(17,434)	7,535
Income from discontinued operations, net of tax	—	—	254	—	254
Net income (loss)	(1,389)	(969)	27,581	(17,434)	7,789
Less: Net income attributable to the noncontrolling interest	—	—	(9,178)	—	(9,178)
Net income (loss) attributable to Exterran stockholders	(1,389)	(969)	18,403	(17,434)	(1,389)
Other comprehensive income attributable to Exterran stockholders	3,788	3,728	4,146	(7,874)	3,788
Comprehensive income attributable to Exterran stockholders	$2,399	$2,759	$22,549	$(25,308)	$2,399

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended June 30, 2014

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$377,333	$427,654	$(65,717)	$739,270
Costs of sales (excluding depreciation and amortization expense)	—	291,922	257,091	(65,717)	483,296
Selling, general and administrative	104	42,419	53,189	—	95,712
Depreciation and amortization	—	35,204	76,752	—	111,956
Long-lived asset impairment	—	7,856	1,991	—	9,847
Restructuring and other charges	—	155	198	—	353
Interest expense	17,135	980	14,607	—	32,722
Intercompany charges, net	(9,208)	8,299	909	—	—
Equity in income of affiliates	(17,607)	(32,058)	(4,909)	49,665	(4,909)
Other (income) expense, net	10	1,186	(4,867)	—	(3,671)
Income before income taxes	9,566	21,370	32,693	(49,665)	13,964
Provision for (benefit from) income taxes	(2,811)	3,763	9,918	—	10,870
Income from continuing operations	12,377	17,607	22,775	(49,665)	3,094
Income from discontinued operations, net of tax	—	—	17,769	—	17,769
Net income	12,377	17,607	40,544	(49,665)	20,863
Less: Net income attributable to the noncontrolling interest	—	—	(8,486)	—	(8,486)
Net income attributable to Exterran stockholders	12,377	17,607	32,058	(49,665)	12,377
Other comprehensive loss attributable to Exterran stockholders	(1,403)	(1,842)	(1,726)	3,568	(1,403)
Comprehensive income attributable to Exterran stockholders	$10,974	$15,765	$30,332	$(46,097)	$10,974

Condensed Consolidating Statement of Operations and Comprehensive Income

Six months Ended June 30, 2015

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$724,936	$827,535	$(139,557)	$1,412,914
Costs of sales (excluding depreciation and amortization expense)	—	551,238	485,380	(139,557)	897,061
Selling, general and administrative	109	77,693	92,758	—	170,560
Depreciation and amortization	—	62,012	128,121	—	190,133
Long-lived asset impairment	—	21,441	6,711	—	28,152
Restructuring and other charges	—	18,986	5,408	—	24,394
Interest expense	18,620	225	36,851	—	55,696
Intercompany charges, net	(17,445)	15,832	1,613	—	—
Equity in income of affiliates	(31,606)	(56,090)	(10,068)	87,696	(10,068)
Other (income) expense, net	20	(427)	9,253	—	8,846
Income before income taxes	30,302	34,026	71,508	(87,696)	48,140
Provision for (benefit from) income taxes	(451)	2,420	16,264	—	18,233
Income from continuing operations	30,753	31,606	55,244	(87,696)	29,907
Income from discontinued operations, net of tax	—	—	18,967	—	18,967
Net income	30,753	31,606	74,211	(87,696)	48,874
Less: Net income attributable to the noncontrolling interest	—	—	(18,121)	—	(18,121)
Net income attributable to Exterran stockholders	30,753	31,606	56,090	(87,696)	30,753
Other comprehensive loss attributable to Exterran stockholders	(7,616)	(8,580)	(7,971)	16,551	(7,616)
Comprehensive income attributable to Exterran stockholders	$23,137	$23,026	$48,119	$(71,145)	$23,137

Condensed Consolidating Statement of Operations and Comprehensive Income

Six months Ended June 30, 2014

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$718,236	$774,292	$(110,250)	$1,382,278
Costs of sales (excluding depreciation and amortization expense)	—	537,838	465,230	(110,250)	892,818
Selling, general and administrative	150	88,231	99,909	—	188,290
Depreciation and amortization	—	70,611	126,867	—	197,478
Long-lived asset impairment	—	9,177	4,477	—	13,654
Restructuring and other charges	—	4,598	577	—	5,175
Interest expense	35,615	1,238	24,177	—	61,030
Intercompany charges, net	(18,171)	16,542	1,629	—	—
Equity in income of affiliates	(56,429)	(74,489)	(9,602)	130,918	(9,602)
Other (income) expense, net	20	1,781	(7,906)	—	(6,105)
Income before income taxes	38,815	62,709	68,934	(130,918)	39,540
Provision for (benefit from) income taxes	(6,158)	6,280	20,157	—	20,279
Income from continuing operations	44,973	56,429	48,777	(130,918)	19,261
Income from discontinued operations, net of tax	—	—	36,496	—	36,496
Net income	44,973	56,429	85,273	(130,918)	55,757
Less: Net income attributable to the noncontrolling interest	—	—	(10,784)	—	(10,784)
Net income attributable to Exterran stockholders	44,973	56,429	74,489	(130,918)	44,973
Other comprehensive loss attributable to Exterran stockholders	(85)	(844)	(573)	1,417	(85)
Comprehensive income attributable to Exterran stockholders	$44,888	$55,585	$73,916	$(129,501)	$44,888

Condensed Consolidating Statement of Cash Flows

Six months Ended June 30, 2015

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(1,607)	$(3,412)	$190,980	$—	$185,961
Net cash provided by discontinued operations	—	—	1,351	—	1,351
Net cash provided by (used in) operating activities	(1,607)	(3,412)	192,331	—	187,312
Cash flows from investing activities:
Capital expenditures	—	(65,335)	(188,845)	—	(254,180)
Proceeds from sale of property, plant and equipment	—	2,964	16,384	—	19,348
Capital distributions received from consolidated subsidiaries	—	30,735	—	(30,735)	—
Return of investments in non-consolidated affiliates	—	—	10,068	—	10,068
Proceeds received from settlement of note receivable	—	—	5,357	—	5,357
Return of investments in consolidated subsidiaries	20,743	—	—	(20,743)	—
Net cash provided by (used in) continuing operations	20,743	(31,636)	(157,036)	(51,478)	(219,407)
Net cash provided by discontinued operations	—	—	16,560	—	16,560
Net cash provided by (used in) investing activities	20,743	(31,636)	(140,476)	(51,478)	(202,847)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	518,500	—	247,000	—	765,500
Repayments of long-term debt	(537,500)	—	(165,500)	—	(703,000)
Payments for debt issuance costs	—	—	(1,311)	—	(1,311)
Payments for settlement of interest rate swaps that include financing elements	—	—	(1,877)	—	(1,877)
Net proceeds from the sale of Partnership units	—	—	1,268	—	1,268
Proceeds from stock options exercised	1,005	—	—	—	1,005
Proceeds from stock issued pursuant to our employee stock purchase plan	910	—	—	—	910
Purchases of treasury stock	(3,736)	—	—	—	(3,736)
Dividends to Exterran stockholders	(20,743)	—	—	—	(20,743)
Stock-based compensation excess tax benefit	2,379	—	—	—	2,379
Distributions to noncontrolling partners in the Partnership	—	—	(71,226)	30,735	(40,491)
Capital distributions to affiliates	—	(20,743)	—	20,743	—
Borrowings (repayments) between consolidated subsidiaries, net	20,044	56,222	(76,266)	—	—
Net cash provided by (used in) financing activities	(19,141)	35,479	(67,912)	51,478	(96)
Effect of exchange rate changes on cash and cash equivalents	—	—	(783)	—	(783)
Net increase (decrease) in cash and cash equivalents	(5)	431	(16,840)	—	(16,414)
Cash and cash equivalents at beginning of period	42	655	39,042	—	39,739
Cash and cash equivalents at end of period	$37	$1,086	$22,202	$—	$23,325

Condensed Consolidating Statement of Cash Flows

Six months Ended June 30, 2014

(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(7,624)	$20,896	$106,865	$—	$120,137
Net cash provided by discontinued operations	—	—	2,466	—	2,466
Net cash provided by (used in) operating activities	(7,624)	20,896	109,331	—	122,603
Cash flows from investing activities:
Capital expenditures	—	(69,033)	(169,177)	—	(238,210)
Proceeds from sale of property, plant and equipment	—	7,271	6,128	—	13,399
Payment for business acquisition	—	(9,400)	(351,121)	—	(360,521)
Capital distributions received from consolidated subsidiaries	—	26,641	—	(26,641)	—
Increase in restricted cash	—	—	(245)	—	(245)
Return of investments in non-consolidated affiliates	—	—	9,799	—	9,799
Investment in consolidated subsidiaries	—	(11,128)	—	11,128	—
Cash invested in non-consolidated affiliates	—	—	(197)	—	(197)
Return of investments in consolidated subsidiaries	252,482	—	—	(252,482)	—
Net cash provided by (used in) continuing operations	252,482	(55,649)	(504,813)	(267,995)	(575,975)
Net cash provided by discontinued operations	—	—	33,276	—	33,276
Net cash provided by (used in) investing activities	252,482	(55,649)	(471,537)	(267,995)	(542,699)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	825,001	—	564,798	—	1,389,799
Repayments of long-term debt	(769,500)	—	(281,500)	—	(1,051,000)
Payments for debt issuance costs	—	—	(6,923)	—	(6,923)
Payments above face value for redemption of convertible debt	(15,007)	—	—	—	(15,007)
Payments for settlement of interest rate swaps that include financing elements	—	—	(1,894)	—	(1,894)
Net proceeds from the sale of Partnership units	—	—	169,471	—	169,471
Proceeds from stock options exercised	10,767	—	—	—	10,767
Proceeds from stock issued pursuant to our employee stock purchase plan	897	—	—	—	897
Purchases of treasury stock	(6,315)	—	—	—	(6,315)
Dividends to Exterran stockholders	(19,990)	—	—	—	(19,990)
Stock-based compensation excess tax benefit	7,820	—	—	—	7,820
Distributions to noncontrolling partners in the Partnership	—	—	(61,932)	26,641	(35,291)
Net proceeds from sale of general partner units	—	—	3,573	(3,573)	—
Capital distributions to affiliates	—	(252,482)	—	252,482	—
Capital contributions received from parent	—	—	7,555	(7,555)	—
Borrowings (repayments) between consolidated subsidiaries, net	(278,461)	295,227	(16,766)	—	—
Net cash provided by (used in) financing activities	(244,788)	42,745	376,382	267,995	442,334
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,000)	—	(4,000)
Net increase in cash and cash equivalents	70	7,992	10,176	—	18,238
Cash and cash equivalents at beginning of period	11	1,554	34,100	—	35,665
Cash and cash equivalents at end of period	$81	$9,546	$44,276	$—	$53,903

21.  Subsequent Events

In July 2015, we received an additional installment payment, including an annual charge, of $18.9 million from PDVSA Gas relating to the 2012 sale of our Venezuelan subsidiary’s previously nationalized assets. As we have not recognized amounts payable to us by PDVSA Gas relating to the 2012 sale of our Venezuelan subsidiary’s previously nationalized assets as a receivable but rather as income from discontinued operations in the periods such payments are received, the installment payment received in July 2015 will be recognized as income from discontinued operations in the third quarter of 2015.

On July 10, 2015, we and our wholly owned subsidiary, Archrock Services, L.P. (the “Archrock Borrower”), entered into a credit agreement (the “Archrock Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as the administrative agent, and various financial institutions as lenders. The Archrock Credit Agreement provides for a revolving credit facility to be made available to the Archrock Borrower in an aggregate amount of $300 million (the “Archrock Credit Facility”). Availability under the Archrock Credit Facility is subject to the satisfaction of certain conditions precedent, including (i) the payoff and termination of existing Credit Facility and (ii) the consummation of the Spin-off on or before October 30, 2015 (the date on which those conditions precedent are satisfied is referred to as the “Archrock Initial Availability Date”). If the Archrock Initial Availability Date does not occur on or before October 30, 2015, the Archrock Credit Facility will terminate. No borrowings are outstanding under the Archrock Credit Facility because the Archrock Initial Availability Date has not yet occurred.

On July 10, 2015, EESLP and Exterran Corporation entered into a credit agreement (the “Exterran Corporation Credit Agreement”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders. The Exterran Corporation Credit Agreement provides for a revolving credit facility to be made available to EESLP in an aggregate amount of $750 million (the “Exterran Corporation Credit Facility”). Availability under the Exterran Corporation Credit Facility is subject to the satisfaction of certain conditions precedent, including the consummation of the Spin-off, on or before October 30, 2015 (the date on which those conditions precedent are satisfied is referred to as the “Initial Availability Date”). If the Initial Availability Date does not occur on or before October 30, 2015, the Exterran Corporation Credit Facility will terminate. No borrowings are outstanding under the Exterran Corporation Credit Facility because the Initial Availability Date has not yet occurred.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

•                  conditions in the oil and natural gas industry, including a sustained decrease in the level of supply or demand for oil or natural gas or a sustained low price of oil or natural gas, which could continue to depress or further decrease demand or pricing for our natural gas compression and oil and natural gas production and processing equipment and services;

•                  our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•                  the success of our subsidiaries, including Exterran Partners, L.P. (along with its subsidiaries, the “Partnership”);

•                  our ability to complete the proposed separation (the “Spin-off”) of our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company (“Exterran Corporation,” previously named Exterran SpinCo, Inc. prior to May 18, 2015);

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

General

Exterran Holdings, Inc., together with its subsidiaries (“Exterran,” “our,” “we” or “us”), is a global market leader in the full-service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, aftermarket services and fabrication. In our contract operations business line, we use our fleet of natural gas compression equipment and crude oil and natural gas production and processing equipment to provide operations services to our customers. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, processing, treating and other equipment. In our fabrication business line, we fabricate natural gas compression and oil and natural gas production and processing equipment for sale to our customers and for use in our contract operations services. In addition, our fabrication business line provides engineering, procurement and fabrication services related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants. We offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as Integrated Projects.

Exterran Partners, L.P.

We have an equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of June 30, 2015, public unitholders held a 59% ownership interest in the Partnership and we owned the remaining equity interest, including all of the general partner interest and incentive distribution rights. We consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and we may grow the Partnership through third party acquisitions, organic growth and transfers by us of additional U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional equity interests in the Partnership. As of June 30, 2015, the Partnership’s fleet included 6,739 compressor units comprising approximately 3,352,000 horsepower, or 79% of our and the Partnership’s combined total U.S. horsepower.

April 2015 Contract Operations Acquisition

On April 17, 2015, we sold to the Partnership contract operations customer service agreements with 60 customers and a fleet of 238 compressor units used to provide compression services under those agreements, comprising approximately 148,000 horsepower, or 3% (by then available horsepower) of our and the Partnership’s combined U.S. contract operations business. The assets sold also included 179 compressor units, comprising approximately 66,000 horsepower, previously leased by us to the Partnership. Total consideration for the transaction was approximately $102.3 million, excluding transaction costs, and consisted of the Partnership’s issuance to us of approximately 4.0 million common units and approximately 80,000 general partner units. Based on the terms of the contribution, conveyance and assumption agreement, the common units and general partner units, including incentive distribution rights, we received from this sale were not entitled to receive a cash distribution relating to the quarter ended March 31, 2015. The acquisition of the assets by the Partnership from us is referred to as the “April 2015 Contract Operations Acquisition.”

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

Proposed Spin-off Transaction

On November 17, 2014, we announced that our board of directors had authorized management to pursue a plan to separate our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company. To effect the Spin-off, we intend to distribute on the distribution date, on a pro rata basis, all of the shares of Exterran Corporation common stock to our stockholders as of the record date. Our board of directors will set the record date and distribution date prior to the Spin-off. The Spin-off is subject to, among other things, market conditions, the receipt of an opinion of counsel as to the tax-free nature of the transaction, completion of a review by the SEC of a registration statement on Form 10 filed by Exterran Corporation, the execution of a separation and distribution agreement and related ancillary agreements and final approval of our board of directors. Upon completion of the Spin-off, we and Exterran Corporation will be independent, publicly traded companies with separate public ownership, boards of directors and management, and we will continue to own and operate the U.S. contract operations and U.S. aftermarket services businesses that we currently own. Upon the completion of the Spin-off, we will be renamed Archrock, Inc. (“Archrock”) and will trade on the New York Stock exchange under the symbol “AROC.” In addition, we will continue to hold interests in the Partnership, which include the sole general partner interest and certain limited partner interests, as well as all of the incentive distribution rights in the Partnership. Upon the completion of the Spin-off, the Partnership will be renamed Archrock Partners, L.P. and will trade on the Nasdaq Global Select Market under the symbol “APLP.”

Exterran Corporation is expected to issue certain third-party debt instruments and borrow funds on or before the completion of the Spin-off. Upon the completion of the Spin-off, borrowings under our Credit Facility and 7.25% Notes are expected to be retired using the net proceeds of Exterran Corporation’s indebtedness that will be transferred to Archrock, and Archrock’s new capital structure is expected to include a new $300 million revolving credit facility that has been executed and will become available upon the completion of the distribution. Although our current goal is to complete the Spin-off when market conditions allow, there are no assurances as to when the Spin-off will be completed, if at all, or if the Spin-off will be completed as currently contemplated.

Unless otherwise indicated, this discussion in Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) excludes the potential future impact of the Spin-off transaction, if consummated. The effect of the Spin-off transaction could significantly change and materially impact our business, financial condition, results of operations and cash flows.

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

Natural gas consumption in the U.S. for the twelve months ended April 30, 2015 increased by approximately 1% compared to the twelve months ended April 30, 2014. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 4.2% in 2015 compared to 2014 and increase by an average of 0.7% per year thereafter until 2040. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet in 2040, or 16% of the projected worldwide total of approximately 185 trillion cubic feet.

Natural gas marketed production in the U.S. for the twelve months ended April 30, 2015 increased by approximately 8% compared to the twelve months ended April 30, 2014. The EIA forecasts that total U.S. natural gas marketed production will increase by 5.7% in 2015 compared to 2014, and U.S. natural gas production will increase by an average of 1.5% per year thereafter until 2040. The EIA estimates that the U.S. natural gas production level will be approximately 33 trillion cubic feet in 2040, or 18% of the projected worldwide total of approximately 187 trillion cubic feet.

Global oil and U.S. natural gas prices have declined significantly since the third quarter of 2014, and, as a result, research analysts have forecasted declines in U.S. and worldwide capital spending for drilling activity in 2015, and U.S. producers and other producers around the world have announced reduced capital budgets for this year.

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

During 2014, we saw steady activity in North American shale plays and areas focused on the production of oil and natural gas liquids. This activity has increased the overall amount of compression horsepower in the industry; however, these increases continued to be partially offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. Historically, oil and natural gas prices in North America have been volatile. Global oil prices have fallen significantly since the third quarter of 2014. West Texas Intermediate crude oil spot prices as of June 30, 2015 were approximately 44% lower than prices at June 30, 2014, which is expected to lead to reduced drilling of oil wells in 2015. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and a significant amount of contract operations services related to the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity. In addition, the Henry Hub spot price for natural gas was $2.80 per MMBtu at June 30, 2015, which was approximately 11% and 36% lower than prices at December 31, 2014 and June 30, 2014, respectively, and the U.S. natural gas liquid composite price was approximately $5.58 per MMBtu for the month of April 2015, which was approximately 1% and 45% lower than prices for the months of December 2014 and June 2014, respectively, which is expected to lead to reduced drilling of gas wells in North America in 2015. During periods of lower oil or natural gas prices, our customers typically decrease their capital expenditures, which generally results in lower activity levels, and as a result the demand or pricing for our contract operations services and fabricated equipment could be adversely affected. As a result of the low oil and natural gas price environment in North America, during the three and six months ended June 30, 2015, our operating horsepower in North America decreased by 2%. In addition, booking activity levels for our fabricated products in North America during the three months ended June 30, 2015 have decreased by approximately 76% and 72% compared to the three months ended December 31, 2014 and June 30, 2014, respectively, and our North America fabrication backlog as of June 30, 2015 decreased by approximately 46% compared to December 31, 2014. We believe these booking levels reflect both our customers’ reduced activity levels in response to the decline in commodity prices and caution on the part of our customers as they reset capital budgets and seek to reduce costs.

Similarly, in international markets, lower oil and gas prices may have a negative impact on the amount of capital investment by our customers in new projects. However, we believe the impact will be less than we expect to experience in North America for two reasons: first, the longer-term fundamentals influencing our international customers’ demand and, second, the long-term contracts we have in place with some of those international customers, including contracts for our contract operations services. Growth in our international markets depends in part on international infrastructure projects, many of which are based on longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that can be less tied to near term commodity prices than our North American customers. Therefore, we believe the demand for our services and products in international markets will continue, and we expect to have opportunities to grow our international businesses over the long term. In the short term, however, our customers have sought to reduce their capital and operating expenditure requirements due to lower oil and natural gas prices. As a result, the demand and pricing for our services and products in international markets have been adversely impacted. Booking activity levels for our fabricated products in international markets during the three months ended June 30, 2015 have decreased by approximately 55% and 63% compared to the three months ended December 31, 2014 and June 30, 2014, respectively and our international market fabrication backlog as of June 30, 2015 decreased by approximately 25% compared to December 31, 2014.

The timing of any change in activity levels by our customers is difficult to predict. As a result, our ability to project the anticipated activity level for our business, and particularly our fabrication segment, in the second half of 2015 is limited. If capital spending by our customers remains low throughout 2015, we expect significantly lower bookings in our fabrication business in 2015 compared to 2014. If these reduced booking levels persist for a sustained period, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of December 31, 2014, we had $136.9 million in foreign tax credit carryforward deferred tax assets. We recorded a valuation allowance of $7.2 million against these deferred tax assets in the fourth quarter of 2014 for foreign tax credits that expire in the year 2015. These deferred tax assets related to foreign tax credit carryforwards that can be used to reduce our income taxes payable in future periods. The foreign tax credit carryforwards will expire if they are not used within the 10-year carryforward period. At this time, we consider it more likely than not that we will have sufficient taxable income and foreign source taxable income in the future that will allow us to realize these deferred tax assets, net of the valuation allowance. However, if the Spin-off is completed as currently contemplated, many of the foreign tax credit carryforwards would ultimately expire unused. Therefore, since we do not expect Exterran Corporation to generate sufficient taxable income and foreign source taxable income following the Spin-off, an additional valuation allowance ranging from $45 million to $65 million to reduce our foreign tax credit carryforward deferred tax assets would be required, which would materially increase our income tax expense in the period the valuation allowance is recognized and materially impact our results of operations.

We may contribute over time additional U.S. contract operations customer contracts and equipment to the Partnership in exchange for cash, the Partnership’s assumption of our debt and/or our receipt of additional interests in the Partnership. Any such transaction depends on, among other things, market and economic conditions, our ability to agree with the Partnership regarding the terms of any purchase and the availability to the Partnership of debt and equity capital on reasonable terms.

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, average operating horsepower, horsepower utilization percentages and fabrication backlog (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total Available Horsepower (at period end):
North America	4,246	3,976	4,246	3,976
International	1,216	1,248	1,216	1,248
Total	5,462	5,224	5,462	5,224
Total Operating Horsepower (at period end):
North America	3,618	3,422	3,618	3,422
International	938	959	938	959
Total	4,556	4,381	4,556	4,381
Average Operating Horsepower:
North America	3,652	3,340	3,674	3,117
International	948	968	959	974
Total	4,600	4,308	4,633	4,091
Horsepower Utilization (at period end):
North America	85%	86%	85%	86%
International	77%	77%	77%	77%
Total	83%	84%	83%	84%

	June 30, 2015	December 31, 2014	June 30, 2014
Compressor and Accessory Fabrication Backlog	$150,981	$270,297	$192,692
Production and Processing Equipment Fabrication Backlog	389,037	561,153	532,117
Installation Backlog	60,479	121,751	93,305
Total Fabrication Backlog (1)	$600,497	$953,201	$818,114

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

Revenue.  Revenue during the three months ended June 30, 2015 was $683.8 million compared to $739.3 million during the three months ended June 30, 2014. Revenue during the six months ended June 30, 2015 was $1,412.9 million compared to $1,382.3 million during the six months ended June 30, 2014. The decrease in revenue during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily caused by decreases in fabrication, international contract operations and aftermarket services revenues, partially offset by an increase in North America contract operations revenue. The increase in revenue during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily caused by an increase in North America contract operations revenue, partially offset by decreases in fabrication, aftermarket services and international contract operations revenues.

Net income (loss) attributable to Exterran stockholders and EBITDA, as adjusted.  We generated net loss attributable to Exterran stockholders of $1.4 million and net income attributable to Exterran stockholders of $12.4 million during the three months ended June 30, 2015 and 2014, respectively. We generated net income attributable to Exterran stockholders of $30.8 million and $45.0 million during the six months ended June 30, 2015 and 2014, respectively. The decrease in net income attributable to Exterran stockholders during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily driven by an increase in restructuring and other charges, including costs associated with the Spin-off, an $18.1 million decrease in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas, S.A. (“PDVSA Gas”) and a decrease in gross margin. These activities were partially offset by a decrease in depreciation and amortization expense, a decrease in selling, general and administrative (“SG&A”) expense and a decrease in income tax expense. The decrease in net income attributable to Exterran stockholders during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to an increase in restructuring and other charges, including costs associated with the Spin-off, a $17.2 million decrease in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas, an increase in long-lived asset impairment and an increase in foreign currency losses of $13.3 million. These activities were partially offset by an increase in gross margin and a decrease in SG&A expense. Our EBITDA, as adjusted, was $162.5 million and $161.1 million during the three months ended June 30, 2015 and 2014, respectively, and $344.4 million and $305.9 million during the six months ended June 30, 2015 and 2014, respectively. EBITDA, as adjusted, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 increased primarily due to a decrease in SG&A expense and an increase in gross margin in our North America contract operations segment, offset by lower gross margin in our international contract operations and fabrication segments. The increase in EBITDA, as adjusted, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to higher gross margin in our North America contract operations segment and a decrease in SG&A expense, partially offset by lower gross margin in our international contract operations and fabrication segments. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

The Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2015

North America Contract Operations

(dollars in thousands)

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)
Revenue	$198,259	$181,940	9%
Cost of sales (excluding depreciation and amortization expense)	81,221	77,514	5%
Gross margin	$117,038	$104,426	12%
Gross margin percentage	59%	57%	2%

The increase in revenue during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily attributable to a 9% increase in average operating horsepower, which included the assets acquired in the August 2014 MidCon Acquisition as well as organic growth in operating horsepower. Gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage increased during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to the revenue increase explained above and a decrease in lube oil prices in the current year period. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 18 to the Financial Statements.

International Contract Operations

(dollars in thousands)

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)
Revenue	$115,250	$134,392	(14)%
Cost of sales (excluding depreciation and amortization expense)	44,745	46,502	(4)%
Gross margin	$70,505	$87,890	(20)%
Gross margin percentage	61%	65%	(4)%

The decrease in revenue during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to an $18.2 million decrease in revenue in Brazil primarily related to a project which had little incremental costs that commenced and terminated operations in 2014. Gross margin and gross margin percentage decreased during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to the revenue decrease explained above. While our gross margin during the three months ended June 30, 2014 benefited from the start-up of a Brazilian project, our contract operations business is capital intensive, and as such, we did have additional incremental costs in the form of depreciation expense, which is excluded from gross margin.

Aftermarket Services

(dollars in thousands)

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)
Revenue	$90,834	$100,359	(9)%
Cost of sales (excluding depreciation and amortization expense)	70,171	79,297	(12)%
Gross margin	$20,663	$21,062	(2)%
Gross margin percentage	23%	21%	2%

The decrease in revenue during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to decreases in revenue in the Eastern Hemisphere and Latin America of $7.3 million and $1.8 million, respectively. The decrease in revenue in the Eastern Hemisphere was primarily caused by a $4.1 million decrease in revenue in Gabon driven by our cessation of activities in the Gabon market in the current year period and a decrease in revenue of $1.5 million as a result of the sale of our Australian business in December 2014. Gross margin remained relatively flat during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in gross margin percentage during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to a $1.0 million decrease in expense for inventory reserves.

Fabrication

(dollars in thousands)

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)
Revenue	$279,489	$322,579	(13)%
Cost of sales (excluding depreciation and amortization expense)	240,854	279,983	(14)%
Gross margin	$38,635	$42,596	(9)%
Gross margin percentage	14%	13%	1%

The decrease in revenue during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was due to decreases in revenue in North America and the Eastern Hemisphere of $35.1 million and $17.4 million, respectively, partially offset by an increase in revenue in Latin America of $9.4 million. The decrease in revenue in North America was due to decreases of $32.4 million and $19.2 million in production and processing equipment revenue and compressor revenue, respectively, partially offset by an increase of $16.5 million in installation revenue. The decrease in the Eastern Hemisphere revenue was primarily due to decreases of $13.5 million and $2.9 million in installation revenue and compressor revenue, respectively. The increase in Latin America revenue was due to an increase of $17.2 million in compressor revenue, partially offset by decreases of $4.8 million and $3.0 million in production and processing equipment revenue and installation revenue, respectively. The decrease in gross margin was primarily caused by the decrease in revenue explained above and an increase of $3.5 million in expense for inventory reserves, partially offset by costs charged to one project in North America related to a warranty expense accrual of approximately $11.0 million during the three months ended June 30, 2014. The increase in gross margin percentage was primarily caused by the warranty expense charge in the prior year period discussed above, partially offset by the increase in expense for inventory reserves discussed above and a shift in product mix in North America during the current year period.

Costs and Expenses

(dollars in thousands)

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)
Selling, general and administrative	$83,874	$95,712	(12)%
Depreciation and amortization	94,325	111,956	(16)%
Long-lived asset impairment	15,420	9,847	57%
Restructuring and other charges	19,604	353	5,454%
Interest expense	28,398	32,722	(13)%
Equity in income of non-consolidated affiliates	(5,062)	(4,909)	3%
Other (income) expense, net	1,005	(3,671)	(127)%

The decrease in SG&A expense during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to a $5.8 million decrease in compensation and benefits costs and a $3.0 million decrease in state and local taxes. SG&A expense as a percentage of revenue was 12% and 13% during the three months ended June 30, 2015 and 2014, respectively.

Depreciation and amortization expense during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 decreased primarily due to $18.8 million in depreciation of installation costs recognized during the three months ended June 30, 2014 on a contract operations project in Brazil that commenced and terminated operations in 2014. Prior to the start-up of this project, we capitalized $1.9 million and $24.5 million of installation costs during the years ended December 31, 2014 and 2013, respectively. Capitalized installation costs included, among other things, civil engineering, piping, electrical instrumentation and project management costs. Installation costs capitalized on contract operations projects are depreciated over the life of the underlying contract.

During the three months ended June 30, 2015, we reviewed the future deployment of our idle compression assets used in our North America contract operations and international contract operations segments for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 80 idle compressor units totaling approximately 52,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $14.4 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the three months ended June 30, 2015, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $1.0 million on these assets.

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

As discussed in Note 2 to the Financial Statements, in November 2014, we announced that our board of directors had authorized management to pursue a plan to separate our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company. During the three months ended June 30, 2015, we incurred $13.6 million of costs associated with the Spin-off which were primarily related to legal, consulting, audit and professional fees and non-cash inventory write-downs. Non-cash inventory write-downs, which primarily related to the decentralization of shared inventory components between the North America contract operations business and the international contract operations business, totaled $5.7 million during the three months ended June 30, 2015. Additionally, in the second quarter of 2015 we announced a cost reduction plan, primarily focused on workforce reductions and the reorganization of certain fabrication facilities. These actions were in response to the current market conditions in North America combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices. During the three months ended June 30, 2015, we incurred $6.0 million of restructuring and other charges as a result of this plan, of which $4.0 million related to non-cash write-downs of inventory and $2.0 million related to termination benefits. The non-cash inventory write-downs were the result of our decision to exit the manufacturing of cold weather packages, which had historically been performed at a fabrication facility in North America we recently decided to close. The costs incurred in conjunction with the Spin-off and cost reduction plan are included in restructuring and other charges in our condensed consolidated statements of operations. See Note 12 to the Financial Statements for further discussion of these charges.

In January 2014, we announced a plan to centralize our make-ready operations to improve the cost and efficiency of our shops and further enhance the competitiveness of our fleet of compressors. As part of this plan, we examined both recent and anticipated changes in the North America market, including the throughput demand of our shops and the addition of new equipment to our fleet. To better align our costs and capabilities with the current market, we closed several of our make-ready shops. The centralization of our make-ready operations was completed in the second quarter of 2014. During the three months ended June 30, 2014, we incurred $0.4 million of restructuring and other charges primarily related to termination benefits arising from the closure of several make-ready shops. See Note 12 to the Financial Statements for further discussion of these charges.

The decrease in interest expense during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to a decrease in the average effective interest rate on our debt, partially offset by an increase in the average balance of long-term debt. The decrease in the average effective interest rate was primarily due to the redemption of $355.0 million aggregate principal amount of 4.25% convertible senior notes, which including the debt discount had an effective interest rate of 11.67%, in the second quarter of 2014 with borrowings from our revolving credit facility.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received payments, including an annual charge, of $5.1 million and $4.9 million during the three months ended June 30, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $17 million as of June 30, 2015, is payable in quarterly cash installments through the first quarter of 2016. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations in the periods such payments are received.

The change in other (income) expense, net, was primarily due to a foreign currency loss of $1.1 million during the three months ended June 30, 2015 compared to a gain of $2.8 million during the three months ended June 30, 2014. Our foreign currency losses and gains included a translation loss of $0.5 million during the three months ended June 30, 2015 compared to a translation gain of $2.8 million during the three months ended June 30, 2014, related to the functional currency remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany obligations. The change in other (income) expense, net, was also due to a $1.5 million increase in losses recognized during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 on short term investments related to the purchase of $15.3 million and $12.3 million, respectively, of Argentine government issued U.S. dollar denominated bonds using Argentine pesos. These activities were partially offset by a $1.3 million increase in gain on sale of property, plant and equipment.

Income Taxes

(dollars in thousands)

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)
Provision for income taxes	$1,742	$10,870	(84)%
Effective tax rate	18.8%	77.8%	(59)%

The decrease in our income tax expense during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily attributable to a $4.5 million charge for valuation allowances recorded against net operating losses and withholding tax credits in certain foreign jurisdictions and a $1.2 million reduction in benefits from the section 199 manufacturing deduction and a valuation allowance on certain foreign tax credits during the three months ended June 30, 2014. Our income tax expense was further decreased as a result of a $4.7 million decrease in pre-tax income during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and a $1.1 million benefit for the Texas Margin Tax rate reduction during the three months ended June 30, 2015.

Discontinued Operations

(dollars in thousands)

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)
Income from discontinued operations, net of tax	$254	$17,769	(99)%

Income from discontinued operations, net of tax, during the three months ended June 30, 2015 and 2014 includes our operations in Venezuela that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, and results from our contract water treatment business.

As discussed in Note 3 to the Financial Statements, in June 2009, PDVSA assumed control over substantially all of our assets and operations in Venezuela. We received an installment payment, including an annual charge, totaling $18.1 million during the three months ended June 30, 2014. The remaining principal amount due to us of approximately $99 million as of June 30, 2015, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. In July 2015, we received an additional installment payment, including an annual charge, of $18.9 million. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

Net Income Attributable to the Noncontrolling Interest

(dollars in thousands)

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)
Net income attributable to the noncontrolling interest	$(9,178)	$(8,486)	8%

Noncontrolling interest comprises the portion of the Partnership’s earnings that are applicable to the Partnership’s publicly-held limited partner interest. As of June 30, 2015 and June 30, 2014, public unitholders held an ownership interest in the Partnership of 59% and 63%, respectively. The increase in net income attributable to the noncontrolling interest during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to an increase in earnings of the Partnership as a result of the April 2015 Contract Operations Acquisition and the August 2014 MidCon Acquisition as well as organic growth in operating horsepower, partially offset by our increased ownership percentage in the Partnership. Our ownership percentage of the Partnership increased during the three months ended June 30, 2015 as a result of the April 2015 Contract Operations Acquisition.

The Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

North America Contract Operations

(dollars in thousands)

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)
Revenue	$400,520	$338,463	18%
Cost of sales (excluding depreciation and amortization expense)	163,900	148,595	10%
Gross margin	$236,620	$189,868	25%
Gross margin percentage	59%	56%	3%

The increase in revenue during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily attributable to an 18% increase in average operating horsepower, which included the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition as well as organic growth in operating horsepower. Gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage increased during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to the revenue increase explained above and a decrease in lube oil prices in the current year period. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 18 to the Financial Statements.

International Contract Operations

(dollars in thousands)

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)
Revenue	$235,941	$245,432	(4)%
Cost of sales (excluding depreciation and amortization expense)	89,084	87,534	2%
Gross margin	$146,857	$157,898	(7)%
Gross margin percentage	62%	64%	(2)%

The decrease in revenue during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to a $17.8 million decrease in revenue in Brazil primarily related to a project which had little incremental costs that commenced and terminated operations in 2014 and a $4.4 million decrease in revenue in the Eastern Hemisphere primarily driven by revenue decreases in Nigeria and Indonesia. These decreases were partially offset by a $8.3 million increase in revenue in Mexico primarily driven by contracts that commenced or were expanded in scope in 2014 and 2015 and a $6.5 million increase in revenue in Argentina primarily due to higher rates and inflationary cost recoveries billed to customers in the current year period partially offset by the devaluation of the Argentine peso in the current year period. Gross margin and gross margin percentage decreased during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to the revenue decrease explained above, excluding the devaluation of the Argentine peso in the current year as the impact on gross margin and gross margin percentage was insignificant. While our gross margin during the six months ended June 30, 2014 benefited from the start-up of a Brazilian project, our contract operations business is capital intensive, and as such, we did have additional incremental costs in the form of depreciation expense, which is excluded from gross margin.

Aftermarket Services

(dollars in thousands)

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)
Revenue	$177,690	$188,407	(6)%
Cost of sales (excluding depreciation and amortization expense)	136,105	147,118	(7)%
Gross margin	$41,585	$41,289	1%
Gross margin percentage	23%	22%	1%

The decrease in revenue during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was due to decreases in revenue in the Eastern Hemisphere, North America and Latin America of $6.2 million, $3.0 million and $1.5 million, respectively. The decrease in revenue in the Eastern Hemisphere was impacted by the sale of our Australian business in December 2014, which resulted in a decrease of $2.4 million in revenue during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Gross margin remained relatively flat during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in gross margin percentage during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to the receipt of a settlement from a customer in the Eastern Hemisphere during the six months ended June 30, 2015, which positively impacted revenue and gross margin by $3.7 million and $2.2 million, respectively.

Fabrication

(dollars in thousands)

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)
Revenue	$598,763	$609,976	(2)%
Cost of sales (excluding depreciation and amortization expense)	507,972	509,571	0%
Gross margin	$90,791	$100,405	(10)%
Gross margin percentage	15%	16%	(1)%

The decrease in revenue during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was due to a decrease in revenue in the Eastern Hemisphere of $28.9 million, partially offset by higher revenue in Latin America and North America of $16.3 million and $1.4 million, respectively. The decrease in Eastern Hemisphere revenue was due to decreases of $23.9 million and $16.9 million in installation revenue and compressor revenue, respectively, partially offset by an increase of $11.9 million in production and processing equipment revenue. The increase in Latin America revenue was due to an increase of $24.7 million in compressor revenue, partially offset by decreases of $4.7 million and $3.7 million in production and processing equipment revenue and installation revenue, respectively. The increase in revenue in North America was due to an increase of $32.1 million in installation revenue, partially offset by decreases of $20.2 million and $10.5 million in compressor revenue and production and processing equipment revenue, respectively. The decreases in gross margin and gross margin percentage were primarily caused by the revenue decrease explained above, subcontractor delays during the six months ended June 30, 2015 resulting in schedule extensions and additional costs of $4.3 million associated with projects in the Eastern Hemisphere, an increase of $4.3 million in expense for inventory reserves during the current year period and a shift in product mix in North America during the current year period. These decreases were partially offset by costs charged to one project in North America related to a warranty expense accrual of approximately $11.0 million during the six months ended June 30, 2014.

Costs and Expenses

(dollars in thousands)

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)
Selling, general and administrative	$170,560	$188,290	(9)%
Depreciation and amortization	190,133	197,478	(4)%
Long-lived asset impairment	28,152	13,654	106%
Restructuring and other charges	24,394	5,175	371%
Interest expense	55,696	61,030	(9)%
Equity in income of non-consolidated affiliates	(10,068)	(9,602)	5%
Other (income) expense, net	8,846	(6,105)	(245)%

The decrease in SG&A expense during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to an $11.4 million decrease in compensation and benefits costs and a $2.3 million decrease in state and local taxes. SG&A as a percentage of revenue was 12% and 14% during the six months ended June 30, 2015 and 2014, respectively.

Depreciation and amortization expense during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 decreased primarily due to $19.6 million in depreciation of installation costs recognized during the six months ended June 30, 2014 on a contract operations project in Brazil that commenced and terminated operations in 2014. Prior to the start-up of this project, we capitalized $1.9 million and $24.5 million of installation costs during the years ended December 31, 2014 and 2013, respectively. Capitalized installation costs included, among other things, civil engineering, piping, electrical instrumentation and project management costs. Installation costs capitalized on contract operations projects are depreciated over the life of the underlying contract. This decrease was partially offset by an increase in property, plant and equipment and intangible asset additions, including the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition.

During the six months ended June 30, 2015, we reviewed the future deployment of our idle compression assets used in our North America contract operations and international contract operations segments for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 160 idle compressor units totaling approximately 82,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $25.8 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the first quarter of 2015, we evaluated a long-term note receivable from the purchaser of our Canadian contract operations and aftermarket services businesses (“Canadian Operations”) for impairment. This review was triggered by an offer from the purchaser of our Canadian Operations to prepay the note receivable at a discount to its current book value. The fair value of the note receivable as of March 31, 2015 was based on the amount offered by the purchaser of our Canadian Operations to prepay the note receivable. The difference between the book value of the note receivable at March 31, 2015 and its fair value resulted in the recording of an impairment of long-lived assets of $1.4 million during the six months ended June 30, 2015. In April 2015, we accepted the offer to early settle this note receivable.

During the six months ended June 30, 2015, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $1.0 million on these assets.

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

As discussed in Note 2 to the Financial Statements, in November 2014, we announced that our board of directors had authorized management to pursue a plan to separate our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company. During the six months ended June 30, 2015, we incurred $18.4 million of costs associated with the Spin-off which were primarily related to legal, consulting, audit and professional fees and non-cash inventory write-downs. Non-cash inventory write-downs, which primarily related to the decentralization of shared inventory components between the North America contract operations business and the international contract operations business, totaled $5.7 million during the six months ended June 30, 2015. Additionally, in the second quarter of 2015 we announced a cost reduction plan, primarily focused on workforce reductions and the reorganization of certain fabrication facilities. These actions were in response to the current market conditions in North America combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices. During the six months ended June 30, 2015, we incurred $6.0 million of restructuring and other charges as a result of this plan, of which $4.0 million related to non-cash write-downs of inventory and $2.0 million related to termination benefits. The non-cash inventory write-downs were the result of our decision to exit the manufacturing of cold weather packages, which had historically been performed at a fabrication facility in North America we recently decided to close. The costs incurred in conjunction with the Spin-off and cost reduction plan are included in restructuring and other charges in our condensed consolidated statements of operations. See Note 12 to the Financial Statements for further discussion of these charges.

In January 2014, we announced a plan to centralize our make-ready operations to improve the cost and efficiency of our shops and further enhance the competitiveness of our fleet of compressors. As part of this plan, we examined both recent and anticipated changes in the North America market, including the throughput demand of our shops and the addition of new equipment to our fleet. To better align our costs and capabilities with the current market, we closed several of our make-ready shops. The centralization of our make-

ready operations was completed in the second quarter of 2014. During the six months ended June 30, 2014, we incurred $5.2 million of restructuring and other charges primarily related to termination benefits and a non-cash write-down of inventory associated with the centralization of our make-ready operations. See Note 12 to the Financial Statements for further discussion of these charges.

The decrease in interest expense during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to a decrease in the average effective interest rate on our debt, partially offset by an increase in the average balance of long-term debt. The decrease in the average effective interest rate was primarily due to the redemption of $355.0 million aggregate principal amount of 4.25% convertible senior notes, which including the debt discount had an effective interest rate of 11.67%, in the second quarter of 2014 with borrowings from our revolving credit facility, partially offset by the issuance of the Partnership 2014 Notes in April 2014.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received payments, including an annual charge, of $10.1 million and $9.8 million during the six months ended June 30, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $17 million as of June 30, 2015, is payable in quarterly cash installments through the first quarter of 2016. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations in the periods such payments are received.

The change in other (income) expense, net, was primarily due to a foreign currency loss of $11.1 million during the six months ended June 30, 2015 compared to a gain of $2.2 million during the six months ended June 30, 2014. Our foreign currency losses and gains included a translation loss of $8.0 million during the six months ended June 30, 2015 compared to a translation gain of $2.9 million during the six months ended June 30, 2014, related to the functional currency remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany obligations.

Income Taxes

(dollars in thousands)

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)
Provision for income taxes	$18,233	$20,279	(10)%
Effective tax rate	37.9%	51.3%	(13.4)%

The decrease in our income tax expense during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily attributable to a $4.5 million charge for valuation allowances recorded against net operating losses and withholding tax credits in certain foreign jurisdictions during the six months ended June 30, 2014 and a $1.1 million benefit for the Texas Margin Tax rate reduction during the six months ended June 30, 2015. These decreases were partially offset as a result of an $8.6 million increase in pre-tax income during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Discontinued Operations

(dollars in thousands)

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)
Income from discontinued operations, net of tax	$18,967	$36,496	(48)%

Income from discontinued operations, net of tax, during the six months ended June 30, 2015 and 2014 includes our operations in Venezuela that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, and results from our contract water treatment business.

As discussed in Note 3 to the Financial Statements in August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas. We received installment payments, including an annual charge, totaling $18.7 million and $35.9 million during the six months ended June 30, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $99 million as of June 30, 2015, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. In July 2015, we received an additional installment payment, including an annual charge, of $18.9 million. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

Net Income Attributable to the Noncontrolling Interest

(dollars in thousands)

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)
Net income attributable to the noncontrolling interest	$(18,121)	$(10,784)	68%

Noncontrolling interest comprises the portion of the Partnership’s earnings that are applicable to the Partnership’s publicly-held limited partner interest. As of June 30, 2015 and June 30, 2014, public unitholders held an ownership interest in the Partnership of 59% and 63%, respectively. The increase in net income attributable to the noncontrolling interest during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to an increase in earnings of the Partnership as a result of the April 2015 Contract Operations Acquisition, the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition as well as organic growth in operating horsepower, partially offset by our increased ownership percentage in the Partnership. Our ownership percentage of the Partnership increased during the six months ended June 30, 2015 as a result of the April 2015 Contract Operations Acquisition.

Liquidity and Capital Resources

Our unrestricted cash balance was $23.3 million at June 30, 2015, compared to $39.7 million at December 31, 2014. Working capital increased to $699.2 million at June 30, 2015 from $655.0 million at December 31, 2014. The increase in working capital was primarily due to decreases in accrued liabilities and accounts payable, partially offset by a decrease in accounts receivable. The decrease in accrued liabilities was primarily due to a decrease in accrued compensation and benefits, income taxes payable and other accrued taxes. The decrease in accounts payable was primarily caused by the timing of payments to vendors in North America. The decrease in accounts receivable was primarily driven by the timing of payments from customers in North America and Mexico.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in) continuing operations:
Operating activities	$185,961	$120,137
Investing activities	(219,407)	(575,975)
Financing activities	(96)	442,334
Effect of exchange rate changes on cash and cash equivalents	(783)	(4,000)
Discontinued operations	17,911	35,742
Net change in cash and cash equivalents	$(16,414)	$18,238

Operating Activities.  The increase in net cash provided by operating activities during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to improved gross margin primarily in our North America contract operations segment and lower current period increases in working capital. Working capital changes during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 were primarily driven by a decrease of $51.1 million in accounts receivable during the six months ended June 30, 2015 compared to an increase of $29.4 million in accounts receivable during the six months ended June 30, 2014 and a decrease of $3.0 million in deferred revenue during the six months ended June 30, 2015 compared to a decrease of $27.6 million during the six months ended June 30, 2014. These activities were partially offset by a decrease of $73.1 million in accounts payable and other liabilities during the six months ended June 30, 2015 compared to a decrease of $26.6 million in accounts payable and other liabilities during the six months ended June 30, 2014.

Investing Activities.  The decrease in net cash used in investing activities during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily attributable to $360.5 million paid for the April 2014 MidCon Acquisition during the six months ended June 30, 2014, partially offset by an increase of $16.0 million in capital expenditures during the current year period.

Financing Activities.  The decrease in net cash provided by financing activities during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to a $276.3 million decrease in net borrowings of long-term debt and a $168.2 million decrease in net proceeds received from public offerings by the Partnership of its common units.

Discontinued Operations.  The decrease in net cash provided by discontinued operations during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily attributable to a $17.2 million decrease in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas.

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

We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our targeted return on capital. We currently plan to spend approximately $400 million to $450 million in net capital expenditures during 2015, including (1) approximately $270 million to $300 million on contract operations growth capital expenditures and (2) approximately $100 million to $110 million on equipment maintenance capital related to our contract operations business. Net capital expenditures are net of proceeds from used fleet sales.

Long-Term Debt.  As of June 30, 2015, we had approximately $2.1 billion in outstanding debt obligations, consisting of $356.5 million outstanding under our revolving credit facility, $350.0 million outstanding under our 7.25% senior notes, $541.5 million outstanding under the Partnership’s revolving credit facility, $150.0 million outstanding under the Partnership’s term loan facility, $345.8 million outstanding under the Partnership’s 6% senior notes due April 2021 and $345.0 million outstanding under the Partnership 2014 Notes.

In July 2011, we entered into a five-year, $1.1 billion senior secured revolving credit facility (the “Credit Facility”). In March 2012, we decreased the borrowing capacity under this facility to $900.0 million. As of June 30, 2015, we had $356.5 million in outstanding borrowings and $94.4 million in outstanding letters of credit under the Credit Facility. At June 30, 2015, taking into account guarantees through letters of credit, we had undrawn and available capacity of $449.1 million under the Credit Facility. Subsequent to June 30, 2015 and prior to the completion of the Spin-off, we expect to incur additional borrowings under our Credit Facility of between $45 million and $55 million to finance expenses related to the completion of the Spin-off and related debt financings.

Borrowings under the Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.50% to 2.50% and (ii) in the case of base rate loans, from 0.50% to 1.50%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At June 30, 2015, all amounts outstanding under the Credit Facility were LIBOR loans and the applicable margin was 1.5%. The weighted average annual interest rate at June 30, 2015 and June 30, 2014 on the outstanding balance under the Credit Facility was 1.7%. During the six months ended June 30, 2015 and 2014, the average daily debt balance under the Credit Facility was $398.2 million and $120.2 million, respectively.

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

The Credit Facility contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We are also subject to financial covenants, including a ratio of Adjusted EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 4.0 to 1.0. As of June 30, 2015, we maintained a 16.1 to 1.0 Adjusted EBITDA to Total Interest Expense ratio, a 1.6 to 1.0 consolidated Total Debt to Adjusted EBITDA ratio and a 0.8 to 1.0 Senior Secured Debt to Adjusted EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of June 30, 2015, we were in compliance with all financial covenants under the Credit Facility.

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

In November 2010, the Partnership amended and restated its senior secured credit agreement (the “Partnership Credit Agreement”) to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. The Partnership amended the Partnership Credit Agreement in March 2013 to reduce the borrowing capacity under its revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. In February 2015, the Partnership amended its Partnership Credit Agreement, which among other things, increased the borrowing capacity under its revolving credit facility by $250.0 million to $900.0 million. As of June 30, 2015, the Partnership had undrawn and available capacity of $358.5 million under its revolving credit facility.

The Partnership’s revolving credit and term loan facilities bear interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At June 30, 2015, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.75%. The weighted average annual interest rate on the outstanding balance under these facilities at June 30, 2015 and June 30, 2014, excluding the effect of interest rate swaps, was 3.0% and 2.4%, respectively. During the six months ended June 30, 2015 and 2014, the average daily debt balance under these facilities was $644.9 million and $371.6 million, respectively.

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

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Partnership Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the April 2015 Contract Operations Acquisition closed during the second quarter of 2015, the Partnership’s Total Debt to EBITDA ratio threshold was temporarily increased to 5.5 to 1.0 during the quarter ended June 30, 2015 and will continue at that level through December 31, 2015, reverting to 5.25 to 1.0 for the quarter ending March 31, 2016 and subsequent quarters. As of June 30, 2015, the Partnership maintained a 5.0 to 1.0 EBITDA to Total Interest Expense ratio, a 4.2 to 1.0 Total Debt to EBITDA ratio and a 2.1 to 1.0 Senior Secured Debt to EBITDA ratio. A material adverse effect with respect to the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts the Partnership’s ability to perform its obligations under the Partnership Credit Agreement, could lead to a default under that agreement. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreements, which would accelerate the Partnership’s obligation to repay its indebtedness under those agreements. As of June 30, 2015, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

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

The Partnership has entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with its variable rate debt. At June 30, 2015, the Partnership was a party to interest rate swaps with a notional value of $500.0 million pursuant to which it makes fixed payments and receives floating payments. The Partnership’s interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of June 30, 2015, the weighted average effective fixed interest rate on the interest rate swaps was 1.6%. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this report for further discussion of the interest rate swap agreements.

On July 10, 2015, we and our wholly owned subsidiary, Archrock Services, L.P. (the “Archrock Borrower”), entered into a credit agreement (the “Archrock Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as the administrative agent, and various financial institutions as lenders. The Archrock Credit Agreement provides for a revolving credit facility to be made available to the Archrock Borrower in an aggregate amount of $300 million (the “Archrock Credit Facility”). Availability under the Archrock Credit Facility is subject to the satisfaction of certain conditions precedent, including (i) the payoff and termination of existing Credit Facility and (ii) the consummation of the Spin-off on or before October 30, 2015 (the date on which those conditions precedent are satisfied is referred to as the “Archrock Initial Availability Date”). If the Archrock Initial Availability Date does not occur on or before October 30, 2015, the Archrock Credit Facility will terminate. No borrowings are outstanding under the Archrock Credit Facility because the Archrock Initial Availability Date has not yet occurred. The Archrock Credit Facility will mature on the date that is five years after the Initial Availability Date.

On July 10, 2015, EESLP and Exterran Corporation entered into a credit agreement (the “Exterran Corporation Credit Agreement”) with Wells Fargo Bank, as the administrative agent, and various financial institutions as lenders. The Exterran Corporation Credit Agreement provides for a revolving credit facility to be made available to EESLP in an aggregate amount of $750 million (the “Exterran Corporation Credit Facility”). Availability under the Exterran Corporation Credit Facility is subject to the satisfaction of certain conditions precedent, including the consummation of the Spin-off, on or before October 30, 2015 (the date on which those conditions precedent are satisfied is referred to as the “Initial Availability Date”). If the Initial Availability Date does not occur on or before October 30, 2015, the Exterran Corporation Credit Facility will terminate. No borrowings are outstanding under the Exterran Corporation Credit Facility because the Initial Availability Date has not yet occurred. The Exterran Corporation Credit Facility will mature on the date that is five years after the Initial Availability Date.

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

Argentina’s current regulations restrict foreign exchange, including exchanging Argentine pesos for U.S. dollars in certain cases, and we are unable to freely repatriate cash from Argentina. Therefore, the cash flow from our operations in Argentina may not be a reliable source of funding for our operations outside of Argentina, which could limit our ability to grow. Restrictions on our ability to exchange Argentine pesos for U.S. dollars subject us to risk of currency devaluation on future earnings in Argentina. During the six months ended June 30, 2015 and 2014, we used Argentine pesos to purchase certain short term investments in Argentine government issued U.S. dollar denominated bonds. The effective peso to U.S. dollar exchange rate embedded in the purchase price of $15.3 million and $12.3 million of bonds purchased during the six months ended June 30, 2015 and 2014, respectively, resulted in our recognition of a loss of $3.9 million and $2.4 million, respectively, which is included in other (income) expense, net, in our condensed consolidated statements of operations. In future periods, we may seek to use Argentine pesos to purchase certain short-term investments in Argentine government issued U.S. dollar denominated bonds, which may result in transaction losses due to the effective peso to U.S. dollar exchange rate embedded in the purchase price of such bonds. As of June 30, 2015, $4.4 million of our cash was in Argentina.

Dividends.  On July 30, 2015, our board of directors declared a quarterly dividend of $0.15 per share of common stock, which is expected to be paid on August 17, 2015 to stockholders of record at the close of business on August 10, 2015. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

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

On July 28, 2015, Exterran GP LLC’s board of directors approved a cash distribution by the Partnership of $0.5675 per limited partner unit, or approximately $39.1 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from April 1, 2015 through June 30, 2015. The record date for this distribution is August 10, 2015 and payment is expected to occur on August 14, 2015.

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

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense, SG&A expense, impairments and restructuring and other charges. Each of these excluded expenses is material to our condensed consolidated statements of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A expenses are necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

For a reconciliation of gross margin to net income, see Note 18 to the Financial Statements.

We define EBITDA, as adjusted, as net income (loss) excluding income (loss) from discontinued operations (net of tax), cumulative effect of accounting changes (net of tax), income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, restructuring and other charges, non-cash gains or losses from foreign currency exchange rate changes recorded on intercompany obligations, expensed acquisition costs and other items. We believe EBITDA, as adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization), our subsidiaries’ capital structure (non-cash gains or losses from foreign currency exchange rate changes on intercompany obligations), tax consequences, impairment charges, restructuring and other charges, expensed acquisition costs and other items. Management uses EBITDA, as adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. Our EBITDA, as adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

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

The following table reconciles our net income to EBITDA, as adjusted (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$7,789	$20,863	$48,874	$55,757
Income from discontinued operations, net of tax	(254)	(17,769)	(18,967)	(36,496)
Depreciation and amortization	94,325	111,956	190,133	197,478
Long-lived asset impairment	15,420	9,847	28,152	13,654
Restructuring and other charges	19,604	353	24,394	5,175
Investment in non-consolidated affiliates impairment	—	—	—	197
Proceeds from sale of joint venture assets	(5,062)	(4,909)	(10,068)	(9,799)
Interest expense	28,398	32,722	55,696	61,030
(Gain) loss on currency exchange rate remeasurement of intercompany balances	491	(2,801)	7,999	(2,882)
Expensed acquisition costs	—	—	—	1,544
Provision for income taxes	1,742	10,870	18,233	20,279
EBITDA, as adjusted	$162,453	$161,132	$344,446	$305,937

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

We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded a foreign currency loss of $11.1 million and a foreign currency gain of $2.2 million in our condensed consolidated statements of operations during the six months ended June 30, 2015 and 2014, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

Argentina’s current regulations restrict foreign exchange, including exchanging Argentine pesos for U.S. dollars in certain cases, and we are unable to freely repatriate cash from Argentina. Therefore, the cash flow from our operations in Argentina may not be a reliable source of funding for our operations outside of Argentina, which could limit our ability to grow. Restrictions on our ability to exchange Argentine pesos for U.S. dollars subject us to risk of currency devaluation on future earnings in Argentina. During the six months ended June 30, 2015 and 2014, we used Argentine pesos to purchase certain short term investments in Argentine government issued U.S. dollar denominated bonds. The effective peso to U.S. dollar exchange rate embedded in the purchase price of $15.3 million and $12.3 million of bonds purchased during the six months ended June 30, 2015 and 2014, respectively, resulted in our recognition of a loss of $3.9 million and $2.4 million, respectively, which is included in other (income) expense, net, in our condensed consolidated statements of operations. In future periods, we may seek to use Argentine pesos to purchase certain short-term investments in Argentine government issued U.S. dollar denominated bonds, which may result in transaction losses due to the effective peso to U.S. dollar exchange rate embedded in the purchase price of such bonds. As of June 30, 2015, $4.4 million of our cash was in Argentina.

As of June 30, 2015, after taking into consideration interest rate swaps, we had $548.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at June 30, 2015 would result in an annual increase in our interest expense of approximately $5.5 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 9 to the Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of June 30, 2015 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

A description of certain legal proceedings can be found in Litigation and Claims in Note 16 (“Commitments and Contingencies”) to the Financial Statements included in this report and is incorporated by reference into this Item 1.

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except as follows:

The tax treatment of publicly traded partnerships or our investment in Exterran Partners, L.P.’s (the “Partnership”) units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The anticipated after-tax economic benefit of our investment in the Partnership depends largely on it being treated as a partnership for U.S. federal income tax purposes.

The present U.S. federal income tax treatment of publicly traded partnerships, including the Partnership, or our investment in the Partnership may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration’s budget proposal for 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which the Partnership relies for its treatment as a partnership for U.S. federal income tax purposes.

Despite the fact that the Partnership is organized as a limited partnership under Delaware law, it would be treated as a corporation for U.S. federal income tax purposes unless at least 90% of its gross income is ‘‘qualifying income’’ under Section 7704(d)(1)(E) of the Internal Revenue Code of 1986, as amended (the ‘‘Qualifying Income Exception’’). The Partnership has requested and obtained favorable private letter rulings from the IRS with respect to the characterization of certain of its income as qualifying income. However, on May 5, 2015, the U.S. Treasury Department and the IRS issued proposed regulations (the ‘‘Proposed Regulations’’) interpreting the scope of qualifying income. The Proposed Regulations provide industry-specific guidance regarding which activities will generate qualifying income for purposes of the Qualifying Income Exception. The Proposed Regulations, once issued in final form, may change interpretations of the current law relating to the characterization of income as qualifying income. Any such change could result in some or all of the Partnership’s income being treated as non-qualifying income.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for the Partnership to meet the exception for certain publicly traded partnerships to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be finalized or enacted. Any such changes could cause the Partnership to be treated as a corporation for U.S. federal income tax purposes or otherwise subject it to taxation as an entity if its gross income is not properly classified as qualifying income. If the Partnership were treated as a corporation for U.S. federal income tax purposes, its cash available for distribution, including to us as holders of Partnership units, would be substantially reduced. Further, distributions to unitholders, including us, would generally be taxed as corporate distributions, and no income, gains, losses or deductions would flow through to unitholders. Therefore, treatment of the Partnership as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, which would cause a substantial reduction in the value of our investment in the Partnership and in the amount of distributions that we receive from the Partnership, which would reduce the amount of cash available for payment of our debt, payment of dividends and the funding of our business requirements, and as a result could have a material adverse effect on our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our repurchases of equity securities during the three months ended June 30, 2015:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
April 1, 2015 - April 30, 2015	848	$36.89	N/A	N/A
May 1, 2015 - May 31, 2015	723	35.67	N/A	N/A
June 1, 2015 - June 30, 2015	—	—	N/A	N/A
Total	1,571	$36.33	N/A	N/A

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
4.1

Ninth Supplemental Indenture, dated as of June 27, 2012, by and among Exterran Holdings, Inc., Exterran Energy LLC and U.S. Bank National Association, as trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012

4.2

Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.3

Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, for the 4.25% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.4

Indenture, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, for the 7.25% Senior Notes due 2018, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

10.1

Sixth Amendment to Third Amended and Restated Omnibus Agreement, dated April 17, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2015

10.2

Credit Agreement, dated as of July 10, 2015, by and among Exterran Holdings, Inc., Archrock Services, L.P., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 16, 2015

10.3

Credit Agreement, dated as of July 10, 2015, by and among Exterran Corporation, Exterran Energy Solutions, L.P., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 16, 2015

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

EXTERRAN HOLDINGS, INC.

Date: August 4, 2015	By:	/s/ JON C. BIRO
Jon C. Biro
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
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
4.1

Ninth Supplemental Indenture, dated as of June 27, 2012, by and among Exterran Holdings, Inc., Exterran Energy LLC and U.S. Bank National Association, as trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012

4.2

Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.3

Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, for the 4.25% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.4

Indenture, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, for the 7.25% Senior Notes due 2018, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

10.1

Sixth Amendment to Third Amended and Restated Omnibus Agreement, dated April 17, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2015

10.2

Credit Agreement, dated as of July 10, 2015, by and among Exterran Holdings, Inc., Archrock Services, L.P., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 16, 2015

10.3

Credit Agreement, dated as of July 10, 2015, by and among Exterran Corporation, Exterran Energy Solutions, L.P., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 16, 2015

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