Form 10-Q
period 2015-09-30
Archrock, Inc.
filed 2015-11-05
CIK 1389050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO

Commission File No. 001-33666

ARCHROCK, INC.*
(Exact name of registrant as specified in its charter)

Delaware	74-3204509
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

16666 Northchase Drive
Houston, Texas	77060
(Address of principal executive offices)	(Zip Code)
(281) 836-8000
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

Number of shares of the common stock of the registrant outstanding as of October 29, 2015: 69,446,031 shares.
* The registrant was formerly named Exterran Holdings, Inc. Effective as of November 3, 2015, the registrant changed its name to Archrock, Inc.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$32,516	$39,739
Restricted cash	1,491	1,490
Accounts receivable, net of allowance of $5,593 and $4,419, respectively	492,609	558,042
Inventory, net	379,598	403,571
Costs and estimated earnings in excess of billings on uncompleted contracts	119,981	120,938
Current deferred income taxes	76,661	79,856
Other current assets	67,467	61,503
Current assets associated with discontinued operations	263	537
Total current assets	1,170,586	1,265,676
Property, plant and equipment, net	3,293,366	3,326,892
Goodwill	3,738	3,738
Intangible and other assets, net	215,232	243,372
Long-term assets associated with discontinued operations	15,996	17,469
Total assets	$4,698,918	$4,857,147

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$152,004	$203,306
Accrued liabilities	229,690	259,759
Deferred revenue	41,454	69,310
Billings on uncompleted contracts in excess of costs and estimated earnings	41,355	76,277
Current liabilities associated with discontinued operations	677	2,066
Total current liabilities	465,180	610,718
Long-term debt	2,075,904	2,026,902
Deferred income taxes	154,335	187,445
Other long-term liabilities	102,290	78,720
Long-term liabilities associated with discontinued operations	162	317
Total liabilities	2,797,871	2,904,102
Commitments and contingencies (Note 16)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 74,545,474 and 73,808,200 shares issued, respectively	745	738
Additional paid-in capital	3,749,162	3,715,586
Accumulated other comprehensive income	12,160	15,865
Accumulated deficit	(1,873,115)	(1,866,397)
Treasury stock — 5,097,362 and 4,963,013 common shares, at cost, respectively	(72,215)	(68,532)
Total Exterran stockholders’ equity	1,816,737	1,797,260
Noncontrolling interest	84,310	155,785
Total equity	1,901,047	1,953,045
Total liabilities and equity	$4,698,918	$4,857,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
North America contract operations	$191,692	$191,000	$592,212	$529,463
International contract operations	114,104	124,355	350,045	369,787
Aftermarket services	82,443	96,005	260,133	284,412
Fabrication	261,262	312,472	860,025	922,448
	649,501	723,832	2,062,415	2,106,110
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	77,927	82,453	241,827	231,048
International contract operations	41,114	47,983	130,198	135,517
Aftermarket services	63,773	75,510	199,878	222,628
Fabrication	226,925	251,401	734,897	760,972
Selling, general and administrative	82,124	94,806	252,684	283,096
Depreciation and amortization	94,924	98,256	285,057	295,734
Long-lived asset impairment	23,708	12,385	51,860	26,039
Restructuring and other charges	11,998	219	36,392	5,394
Interest expense	28,577	25,737	84,273	86,767
Equity in income of non-consolidated affiliates	(5,084)	(4,951)	(15,152)	(14,553)
Other (income) expense, net	30,129	4,663	38,975	(1,442)
	676,115	688,462	2,040,889	2,031,200
Income (loss) before income taxes	(26,614)	35,370	21,526	74,910
Provision for (benefit from) income taxes	(3,605)	11,215	14,628	31,494
Income (loss) from continuing operations	(23,009)	24,155	6,898	43,416
Income from discontinued operations, net of tax	18,776	18,003	37,743	54,499
Net income (loss)	(4,233)	42,158	44,641	97,915
Less: Net income attributable to the noncontrolling interest	(2,071)	(8,108)	(20,192)	(18,892)
Net income (loss) attributable to Exterran stockholders	$(6,304)	$34,050	$24,449	$79,023
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran common stockholders	$(0.37)	$0.24	$(0.20)	$0.37
Income from discontinued operations attributable to Exterran common stockholders	0.28	0.27	0.55	0.81
Net income (loss) attributable to Exterran common stockholders	$(0.09)	$0.51	$0.35	$1.18
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Exterran common stockholders	$(0.37)	$0.23	$(0.20)	$0.35
Income from discontinued operations attributable to Exterran common stockholders	0.28	0.25	0.55	0.77
Net income (loss) attributable to Exterran common stockholders	$(0.09)	$0.48	$0.35	$1.12
Weighted average common shares outstanding used in income (loss) per common share:
Basic	68,560	66,432	68,441	65,861
Diluted	68,560	70,406	68,441	69,317
Dividends declared and paid per common share	$0.15	$0.15	$0.45	$0.45

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(4,233)	$42,158	$44,641	$97,915
Other comprehensive income (loss), net of tax:
Derivative gain (loss), net of reclassifications to earnings	(4,076)	1,201	(7,304)	(1,019)
Adjustments from changes in ownership of Partnership	—	—	(223)	65
Amortization of terminated interest rate swaps	543	726	1,768	2,255
Foreign currency translation adjustment	4,949	(6,250)	(1,754)	(6,519)
Total other comprehensive income (loss)	1,416	(4,323)	(7,513)	(5,218)
Comprehensive income (loss)	(2,817)	37,835	37,128	92,697
Less: Comprehensive (income) loss attributable to the noncontrolling interest	424	(9,415)	(16,384)	(19,389)
Comprehensive income (loss) attributable to Exterran stockholders	$(2,393)	$28,420	$20,744	$73,308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Exterran Holdings, Inc. Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2014	$725	$3,769,429	$30,078	$(213,898)	$(1,924,244)	$151,338	$1,813,428
Treasury stock purchased				(6,372)			(6,372)
Options exercised	6	11,631					11,637
Cash dividends					(30,047)		(30,047)
Shares issued in employee stock purchase plan		1,324					1,324
Stock-based compensation, net of forfeitures	5	14,382				902	15,289
Income tax benefit from stock-based compensation expense		7,937					7,937
Net proceeds from the sale of Partnership units, net of tax		74,521				51,212	125,733
Cash distribution to noncontrolling unitholders of the Partnership						(54,893)	(54,893)
Redemption of convertible debt	1	(234,219)		219,211			(15,007)
Shares acquired from exercise of call options		89,407		(89,407)			—
Shares issued for exercise of warrants		(6,851)		6,851			—
Comprehensive income (loss):
Net income					79,023	18,892	97,915
Derivatives gain (loss), net of reclassifications to earnings and tax			(1,516)			497	(1,019)
Adjustments from changes in ownership of Partnership			65				65
Amortization of terminated interest rate swaps, net of tax			2,255				2,255
Foreign currency translation adjustment			(6,519)				(6,519)
Balance, September 30, 2014	$737	$3,727,561	$24,363	$(83,615)	$(1,875,268)	$167,948	$1,961,726

Balance, January 1, 2015	$738	$3,715,586	$15,865	$(68,532)	$(1,866,397)	$155,785	$1,953,045
Treasury stock purchased				(3,771)			(3,771)
Options exercised	1	1,105					1,106
Cash dividends					(31,167)		(31,167)
Shares issued in employee stock purchase plan		910					910
Stock-based compensation, net of forfeitures	6	13,305				820	14,131
Income tax benefit from stock-based compensation expense		(42)					(42)
Adjustments from changes in ownership of Partnership		17,662				(27,634)	(9,972)
Net proceeds from the sale of Partnership units, net of tax		724					724
Cash distribution to noncontrolling unitholders of the Partnership						(61,045)	(61,045)
Shares issued for exercise of warrants		(88)		88			—
Comprehensive income (loss):
Net income					24,449	20,192	44,641
Derivatives loss, net of reclassifications to earnings and tax			(3,496)			(3,808)	(7,304)
Adjustments from changes in ownership of Partnership			(223)				(223)
Amortization of terminated interest rate swaps, net of tax			1,768				1,768
Foreign currency translation adjustment			(1,754)				(1,754)
Balance, September 30, 2015	$745	$3,749,162	$12,160	$(72,215)	$(1,873,115)	$84,310	$1,901,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$44,641	$97,915
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	285,057	295,734
Long-lived asset impairment	51,860	26,039
Amortization of deferred financing costs	4,602	4,702
Income from discontinued operations, net of tax	(37,743)	(54,499)
Amortization of debt discount	871	12,099
Provision for doubtful accounts	3,240	1,691
Gain on sale of property, plant and equipment	(2,227)	(5,582)
Equity in income of non-consolidated affiliates	(15,152)	(14,553)
Amortization of terminated interest rate swaps	2,721	3,470
Interest rate swaps	269	258
(Gain) loss on remeasurement of intercompany balances	35,550	(116)
Stock-based compensation expense	14,131	15,289
Deferred income tax provision	(38,091)	(15,450)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and notes	58,993	(43,328)
Inventory	23,457	(10,095)
Costs and estimated earnings versus billings on uncompleted contracts	(34,393)	(12,106)
Other current assets	(9,583)	(7,627)
Accounts payable and other liabilities	(51,748)	10,818
Deferred revenue	(9,494)	(22,445)
Other	(14,601)	(6,046)
Net cash provided by continuing operations	312,360	276,168
Net cash provided by discontinued operations	3,441	3,954
Net cash provided by operating activities	315,801	280,122

Cash flows from investing activities:
Capital expenditures	(350,253)	(385,739)
Proceeds from sale of property, plant and equipment	21,856	19,736
Payment for business acquisitions	—	(494,755)
Return of investments in non-consolidated affiliates	15,185	14,750
Proceeds received from settlement of note receivable	5,357	—
Increase in restricted cash	(1)	(245)
Cash invested in non-consolidated affiliates	(33)	(197)
Net cash used in continuing operations	(307,889)	(846,450)
Net cash provided by discontinued operations	33,119	49,835
Net cash used in investing activities	(274,770)	(796,615)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,055,000	1,849,799
Repayments of long-term debt	(1,006,500)	(1,406,000)
Payments for debt issuance costs	(3,208)	(6,923)
Payments above face value for redemption of convertible debt	—	(15,007)
Payments for settlement of interest rate swaps that include financing elements	(2,815)	(2,844)
Net proceeds from the sale of Partnership units	1,164	169,471
Proceeds from stock options exercised	1,106	11,637
Proceeds from stock issued pursuant to our employee stock purchase plan	910	1,324
Purchases of treasury stock	(3,771)	(6,372)
Dividends to Exterran stockholders	(31,167)	(30,047)
Stock-based compensation excess tax benefit	3,048	8,269
Distributions to noncontrolling partners in the Partnership	(61,045)	(54,893)
Net cash provided by (used in) financing activities	(47,278)	518,414

Effect of exchange rate changes on cash and cash equivalents	(976)	(3,797)
Net decrease in cash and cash equivalents	(7,223)	(1,876)
Cash and cash equivalents at beginning of period	39,739	35,665
Cash and cash equivalents at end of period	$32,516	$33,789
Supplemental disclosure of non-cash transactions:
Treasury shares issued for redemption of convertible debt	$—	$219,211
Shares acquired from exercise of call options	$—	$(89,407)
Treasury shares issued for exercise of warrants	$88	$6,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Exterran Holdings, Inc. (“Exterran,” “Archrock,” “our,” “we” or “us”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2014. That report contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

On November 17, 2014, we announced that our board of directors had authorized management to pursue a plan to separate (the “Spin-off”) our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company (“Exterran Corporation,” previously named Exterran SpinCo, Inc. prior to May 18, 2015). On November 3, 2015 (the “Distribution Date”), we completed the Spin-off of Exterran Corporation. Upon the completion of the Spin-off, we and Exterran Corporation are independent, publicly traded companies with separate public ownership, boards of directors and management, and we continue to own and operate the U.S. contract operations and U.S. aftermarket services businesses that we previously owned. Effective on November 3, 2015, we were renamed Archrock, Inc. and beginning on November 4, 2015 we trade on the New York Stock exchange under the symbol “AROC.” References to “Archrock,” “Exterran,” “our,” “we” or “us” refer to Archrock, Inc., including the Exterran Corporation businesses, for all periods prior to or ending on November 3, 2015. Additionally, we continue to hold interests in Exterran Partners, L.P. (the “Partnership”), which include the sole general partner interest and certain limited partner interests, as well as all of the incentive distribution rights in the Partnership. Effective on November 3, 2015, the Partnership was renamed Archrock Partners, L.P. and trades on the Nasdaq Global Select Market under the symbol “APLP.” References to “Archrock Partners,” “Exterran Partners” or “the Partnership” refer to Archrock Partners, L.P., for all periods prior to or ending on November 3, 2015. To effect the Spin-off, we distributed on the Distribution Date, on a pro rata basis, all of the shares of Exterran Corporation common stock to our stockholders as of October 27, 2015 (the “Record Date”). Exterran Holdings shareholders received one share of Exterran Corporation common stock for every two shares of our common stock held at the close of business on the Record Date.

Unless otherwise indicated, the financial statements and related footnote disclosures within this report exclude the impact of the Spin-off. The effect of the Spin-off will significantly change and materially impact future disclosures, results of operations, balance sheet and cash flow positions. Financial results of Exterran Corporation prior to the Spin-off will be reported as discontinued operations beginning in our Annual Report on Form 10-K for the year ending December 31, 2015. See Note 2 for further discussion of the Spin-off.

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

The following table summarizes net income (loss) attributable to Exterran common stockholders used in the calculation of basic and diluted income (loss) per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income (loss) from continuing operations attributable to Exterran stockholders	$(25,080)	$16,047	$(13,294)	$24,524
Income from discontinued operations, net of tax	18,776	18,003	37,743	54,499
Less: Net income attributable to participating securities	(141)	(448)	(384)	(1,157)
Net income (loss) attributable to Exterran common stockholders	$(6,445)	$33,602	$24,065	$77,866

The following table shows the potential shares of common stock that were included in computing diluted income (loss) attributable to Exterran common stockholders per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average common shares outstanding including participating securities	69,530	67,347	69,403	66,820
Less: Weighted average participating securities outstanding	(970)	(915)	(962)	(959)
Weighted average common shares outstanding — used in basic income (loss) per common share	68,560	66,432	68,441	65,861
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	468	*	527
On exercise of warrants	**	3,506	—	2,929
On conversion of 4.25% convertible senior notes due 2014	**	**	**	*
Weighted average common shares outstanding — used in diluted income (loss) per common share	68,560	70,406	68,441	69,317
________________________________

*	Excluded from diluted income (loss) per common share as their inclusion would have been anti-dilutive.

**	Not applicable as these instruments were not outstanding during the period.

There were no adjustments to net income (loss) attributable to Exterran common stockholders for the diluted earnings (loss) per common share calculation during the three and nine months ended September 30, 2015 and 2014.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted income (loss) attributable to Exterran common stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	503	326	482	470
On exercise of options and vesting of restricted stock units	172	—	248	—
On exercise of warrants	*	—	—	—
On conversion of 4.25% convertible senior notes due 2014	*	*	*	9,431
Net dilutive potential common shares issuable	675	326	730	9,901
________________________________

*	Not applicable as these instruments were not outstanding during the period.

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, changes in the fair value of derivative financial instruments, net of tax, that are designated as cash flow hedges to the extent the hedge is effective, amortization of terminated interest rate swaps and adjustments related to changes in our ownership of the Partnership.

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, and excluding noncontrolling interest, during the nine months ended September 30, 2014 and 2015 (in thousands):

	Derivatives Cash Flow Hedges		Foreign Currency Translation Adjustment		Total
Accumulated other comprehensive income (loss), January 1, 2014	$(1,346)		$31,424		$30,078
Loss recognized in other comprehensive income (loss), net of tax	(439)	(1)	(6,519)	(3)	(6,958)
Loss reclassified from accumulated other comprehensive income (loss), net of tax	1,243	(2)	—		1,243
Other comprehensive income (loss) attributable to Exterran stockholders	804		(6,519)		(5,715)
Accumulated other comprehensive income (loss), September 30, 2014	$(542)		$24,905		$24,363
Accumulated other comprehensive income (loss), January 1, 2015	$(911)		$16,776		$15,865
Loss recognized in other comprehensive income (loss), net of tax	(3,553)	(4)	(1,754)	(6)	(5,307)
Loss reclassified from accumulated other comprehensive income (loss), net of tax	1,602	(5)	—		1,602
Other comprehensive loss attributable to Exterran stockholders	(1,951)		(1,754)		(3,705)
Accumulated other comprehensive income (loss), September 30, 2015	$(2,862)		$15,022		$12,160
________________________________

(1)
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

(4)
During the three months ended September 30, 2015, we recognized a loss of $2.5 million and a tax benefit of $0.8 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments. During the nine months ended September 30, 2015, we recognized a loss of $5.4 million and a tax benefit of $1.8 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments.

(5)
During the three months ended September 30, 2015, we reclassified a $0.9 million loss to interest expense and a tax benefit of $0.3 million to provision for income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss). During the nine months ended September 30, 2015, we reclassified a $2.5 million loss to interest expense and a tax benefit of $0.9 million to provision for income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss).

(6)
During the three and nine months ended September 30, 2015, we recognized a gain of $4.9 million and a loss of $1.8 million, respectively, in other comprehensive income (loss), net of tax, related to changes in foreign currency translation adjustment.

Financial Instruments

Our financial instruments consist of cash, restricted cash, receivables, payables, interest rate swaps and debt. At September 30, 2015 and December 31, 2014, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 10 for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$1,041,904	$928,000	$1,041,402	$960,000
Floating rate debt	1,034,000	1,035,000	985,500	986,000
Total debt	$2,075,904	$1,963,000	$2,026,902	$1,946,000

GAAP requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value and that changes in such fair values be recognized in income (loss) unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related income effects of the hedged item pending recognition in income.

2. Spin-off Transaction

On November 17, 2014, we announced that our board of directors had authorized management to pursue a plan to separate our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company. On November 3, 2015, we completed the Spin-off of Exterran Corporation. To effect the Spin-off, we distributed on the Distribution Date, on a pro rata basis, all of the shares of Exterran Corporation common stock to our stockholders as of the Record Date. Exterran Holdings shareholders received one share of Exterran Corporation common stock for every two shares of our common stock held at the close of business on the Record Date. Upon completion of the Spin-off, we and Exterran Corporation are independent, publicly traded companies with separate public ownership, boards of directors and management, and we continue to own and operate the U.S. contract operations and U.S. aftermarket services businesses that we previously owned. Effective on November 3, 2015, we were renamed Archrock, Inc. and beginning on November 4, 2015 we trade on the New York Stock exchange under the symbol “AROC.” In addition, we continue to hold interests in the Partnership, which include the sole general partner interest and certain limited partner interests, as well as all of the incentive distribution rights in the Partnership. Effective on November 3, 2015, the Partnership was renamed Archrock Partners, L.P. and trades on the Nasdaq Global Select Market under the symbol “APLP.”

On July 10, 2015, we and our wholly owned subsidiary, Archrock Services, L.P. (the “Archrock Borrower”), entered into a credit agreement (the “Archrock Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as the administrative agent, and various financial institutions as lenders, which provided for a $300.0 million revolving credit facility (the “Archrock Credit Facility”) to be made available to the Archrock Borrower. On October 5, 2015, the parties amended the terms of the Archrock Credit Facility to increase the borrowing capacity from $300.0 million to $350.0 million. Availability under the Archrock Credit Facility was subject to the satisfaction of certain conditions precedent, including (i) the payoff and termination of our existing Credit Facility and (ii) the consummation of the Spin-off on or before January 4, 2016 (the date on which those conditions are satisfied is referred to as the “Archrock Initial Availability Date”). No borrowings were outstanding under the Archrock Credit Facility as of September 30, 2015 because the Archrock Initial Availability Date had not yet occurred. As a result of the completion of the Spin-off, the Archrock Initial Availability Date was November 3, 2015.

On July 10, 2015, our wholly owned subsidiary Exterran Energy Solutions, L.P. (“EESLP”), which upon the completion of the Spin-off is a wholly owned subsidiary of Exterran Corporation, and Exterran Corporation entered into a $750.0 million credit agreement (the “Exterran Corporation Credit Agreement”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders. On October 5, 2015, the parties amended and restated the terms of the Exterran Corporation Credit Agreement to provide for a new $925.0 million credit facility, consisting of a $680.0 million revolving credit facility and a $245.0 million term loan facility (collectively, the “Exterran Corporation Credit Facility”). Availability under the Exterran Corporation Credit Facility was subject to the satisfaction of certain conditions precedent, including the consummation of the Spin-off on or before January 4, 2016 (the date on which those conditions are satisfied is referred to as the “Initial Availability Date”). No borrowings were outstanding under the Exterran Corporation Credit Facility as of September 30, 2015 because the Initial Availability Date had not yet occurred. As a result of the completion of the Spin-off, the Initial Availability Date was November 3, 2015.

As contemplated in the separation and distribution agreement, EESLP will contribute to a subsidiary of Archrock the right to receive payments based on a notional amount corresponding to payments received by subsidiaries of Exterran Corporation from PDVSA Gas in respect of the sale of our previously nationalized assets promptly after such amounts are collected by subsidiaries of Exterran Corporation until Archrock's subsidiary has received an aggregate amount of such payments equal to the lesser of (x) $150.0 million, less the aggregate amount of installment payments received from PDVSA Gas by Exterran Holdings and its subsidiaries after August 31, 2015 but before November 3, 2015, plus the aggregate amount of all reimbursable expenses incurred by Archrock and its subsidiaries in connection with recovering any default installment payments directly from PDVSA Gas following the completion of the Spin-off or (y) $150.0 million.

As contemplated in the separation and distribution agreement, EESLP (in the case of debt offerings) or Exterran Corporation (in the case of equity issuances) will use its commercially reasonable efforts to complete one or more unsecured debt offerings or equity issuances resulting in aggregate gross cash proceeds of at least $250.0 million on the terms described in the Exterran Corporation Credit Agreement (such transaction, a “qualified capital raise”) on or before the maturity date of Exterran Corporation’s $245.0 million term loan facility, which is currently expected to be the second anniversary of the completion of the Spin-off or as soon as practicable thereafter. In addition, EESLP will contribute to a subsidiary of Archrock the right to receive, promptly following the occurrence of a qualified capital raise, a $25.0 million cash payment.

3. Discontinued Operations

In August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas, S.A. (“PDVSA Gas”) for a purchase price of approximately $441.7 million. We received installment payments, including an annual charge, totaling $18.9 million and $18.2 million during the three months ended September 30, 2015 and 2014, respectively, and $37.6 million and $54.1 million during the nine months ended September 30, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $83 million as of September 30, 2015, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. In October 2015, we received an additional installment payment, including an annual charge, of $19.1 million. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

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

The following tables summarize the operating results of discontinued operations (in thousands):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Venezuela	Contract Water Treatment Business	Total	Venezuela	Contract Water Treatment Business	Total
Revenue	$—	$—	$—	$—	$—	$—
Expenses and selling, general and administrative	132	(32)	100	84	187	271
Loss (recovery) attributable to expropriation and impairments	(16,541)	—	(16,541)	(16,539)	319	(16,220)
Other (income) loss, net	(2,347)	—	(2,347)	(1,880)	—	(1,880)
Provision for (benefit from) income taxes	—	12	12	—	(174)	(174)
Income (loss) from discontinued operations, net of tax	$18,756	$20	$18,776	$18,335	$(332)	$18,003

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Venezuela	Contract Water Treatment Business	Total	Venezuela	Contract Water Treatment Business	Total
Revenue	$—	$—	$—	$—	$—	$—
Expenses and selling, general and administrative	366	227	593	329	364	693
Loss (recovery) attributable to expropriation and impairments	(33,523)	—	(33,523)	(49,523)	319	(49,204)
Other (income) loss, net	(4,721)	—	(4,721)	(5,738)	(27)	(5,765)
Benefit from income taxes	—	(92)	(92)	—	(223)	(223)
Income (loss) from discontinued operations, net of tax	$37,878	$(135)	$37,743	$54,932	$(433)	$54,499

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	September 30, 2015			December 31, 2014
	Venezuela	Contract Water Treatment Business	Total	Venezuela	Contract Water Treatment Business	Total
Cash	$220	$—	$220	$431	$—	$431
Accounts receivable	4	—	4	2	69	71
Other current assets	39	—	39	35	—	35
Total current assets associated with discontinued operations	263	—	263	468	69	537
Deferred tax assets	—	15,996	15,996	—	17,469	17,469
Total assets associated with discontinued operations	$263	$15,996	$16,259	$468	$17,538	$18,006
Accounts payable	$—	$—	$—	$214	$1	$215
Accrued liabilities	672	5	677	1,124	727	1,851
Total current liabilities associated with discontinued operations	672	5	677	1,338	728	2,066
Other long-term liabilities	162	—	162	317	—	317
Total liabilities associated with discontinued operations	$834	$5	$839	$1,655	$728	$2,383

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

The amount of finite life intangible assets, and their associated average useful lives, was determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, and consisted of the following:

	Amount (In thousands)	Average Useful Life
Customer related	$21,590	25 years
Contract based	26,783	5 years
Total acquired identifiable intangible assets	$48,373

The results of operations attributable to the assets and liabilities acquired in the August 2014 MidCon Acquisition have been included in our condensed consolidated financial statements as part of our North America contract operations segment since the date of acquisition.

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

The amount of finite life intangible assets, and their associated average useful lives, was determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, and consisted of the following:

	Amount (In thousands)	Average Useful Life
Customer related	$4,701	25 years
Contract based	37,773	7 years
Total acquired identifiable intangible assets	$42,474

The results of operations attributable to the assets and liabilities acquired in the April 2014 MidCon Acquisition have been included in our condensed consolidated financial statements as part of our North America contract operations segment since the date of acquisition.

Pro Forma Financial Information

Pro forma financial information for the three and nine months ended September 30, 2014 has been included to give effect to the additional assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition. The August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition are presented in the pro forma financial information as though these transactions occurred as of January 1, 2014. The pro forma financial information reflects the following transactions:

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

The following table shows pro forma financial information for the three and nine months ended September 30, 2014 (in thousands, except per share amounts):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenue	$726,144	$2,143,918
Net income attributable to Exterran common stockholders	$34,151	$81,064
Basic net income per common share attributable to Exterran common stockholders	$0.51	$1.21
Diluted net income per common share attributable to Exterran common stockholders	$0.48	$1.15

5. Inventory, net

Inventory, net of reserves, consisted of the following amounts (in thousands):

	September 30, 2015	December 31, 2014
Parts and supplies	$255,008	$269,370
Work in progress	77,933	100,499
Finished goods	46,657	33,702
Inventory, net	$379,598	$403,571

As of September 30, 2015 and December 31, 2014, we had inventory reserves of $31.8 million and $20.2 million, respectively. As discussed further in Note 12, $9.7 million of the increase in inventory reserves during the nine months ended September 30, 2015 related to restructuring and other charges.

6. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Compression equipment, facilities and other fleet assets	$4,995,423	$4,916,576
Land and buildings	206,257	206,257
Transportation and shop equipment	294,581	297,239
Other	205,732	197,114
	5,701,993	5,617,186
Accumulated depreciation	(2,408,627)	(2,290,294)
Property, plant and equipment, net	$3,293,366	$3,326,892

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

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received installment payments, including an annual charge, totaling $5.1 million and $5.0 million during the three months ended September 30, 2015 and 2014, respectively, and $15.2 million and $14.7 million during the nine months ended September 30, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $13 million as of September 30, 2015, is payable in quarterly cash installments through the first quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as equity in (income) loss of non-consolidated affiliates in our condensed consolidated statements of operations in the periods such payments are received. In connection with the sale of our Venezuelan joint ventures’ assets, the joint ventures and our joint venture partners have agreed to suspend their previously filed arbitration proceeding against Venezuela pending payment in full by PDVSA Gas of the purchase price for the assets.

8. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Revolving credit facility due July 2017	$330,000	$375,500
Partnership’s revolving credit facility due May 2018	554,000	460,000
Partnership’s term loan facility due May 2018	150,000	150,000
Partnership’s 6% senior notes due April 2021 (presented net of the unamortized discount of $4.0 million and $4.5 million, respectively)	345,982	345,528
Partnership’s 6% senior notes due October 2022 (presented net of the unamortized discount of $4.8 million and $5.2 million, respectively)	345,184	344,767
7.25% senior notes due December 2018	350,000	350,000
Other, interest at various rates, collateralized by equipment and other assets	738	1,107
Long-term debt	$2,075,904	$2,026,902

Exterran Senior Secured Credit Facility

In September 2015, we amended our senior secured revolving credit facility (the “Credit Facility”) to, among other things, extend the maturity date of the loans made by certain of our lenders (the “Consenting Lenders”) from July 8, 2016 to July 8, 2017, representing a one year extension of the availability period under the Credit Facility. The commitments of the Consenting Lenders total approximately $780.4 million. The maturity date of the loans made by lenders that are not Consenting Lenders will remain July 8, 2016, which was the original maturity date under the Credit Facility. The commitments of these lenders total approximately $119.6 million. As a result of the amendment, the Credit Facility provides for a $900 million revolving credit facility that will be available until July 8, 2016 and a revolving credit facility of approximately $780.4 million that will be available from July 8, 2016 to July 8, 2017. We incurred costs of approximately $0.9 million related to the amendment of the Credit Facility. These costs are included in intangible and other assets, net and are being amortized to interest expense over the term of the Credit Facility. Borrowings associated with the lenders that are not Consenting Lenders of approximately $43.9 million as of September 30, 2015 are classified as long-term because we have the intent and ability to refinance the maturity of these borrowings under the amended Credit Facility. As of September 30, 2015, we had $330.0 million in outstanding borrowings and $108.5 million in outstanding letters of credit under the Credit Facility. At September 30, 2015, taking into account guarantees through letters of credit, we had undrawn and available capacity of $461.5 million under the Credit Facility.

The Partnership Revolving Credit Facility and Term Loan

In February 2015, the Partnership amended its senior secured credit agreement (the “Partnership Credit Agreement”), which among other things, increased the borrowing capacity under its revolving credit facility by $250.0 million to $900.0 million. The Partnership Credit Agreement, which matures in May 2018, also includes a $150.0 million term loan facility. During the nine months ended September 30, 2015, the Partnership incurred transaction costs of $1.3 million related to the amendment of the Partnership Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the facility. As of September 30, 2015, the Partnership had undrawn and available capacity of $346.0 million under its revolving credit facility.

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

Archrock Credit Facility

On July 10, 2015, we and our wholly owned subsidiary, Archrock Services, L.P., entered into the Archrock Credit Agreement with Wells Fargo, as the administrative agent, and various financial institutions as lenders, which provided for a $300.0 million revolving credit facility. On October 5, 2015, the parties amended the terms of the Archrock Credit Facility to increase the borrowing capacity from $300.0 million to $350.0 million. No borrowings were outstanding under the Archrock Credit Facility as of September 30, 2015 because the Archrock Initial Availability Date had not yet occurred. As a result of the completion of the Spin-off, the Archrock Initial Availability Date was November 3, 2015. See Note 2 for additional information regarding the Archrock Credit Facility.

Exterran Corporation Credit Facility

On July 10, 2015, EESLP and Exterran Corporation entered into a $750.0 million credit agreement with Wells Fargo, as the administrative agent, and various financial institutions as lenders. On October 5, 2015, the parties amended and restated the terms of the Exterran Corporation Credit Agreement to provide for a new $925.0 million credit facility, consisting of a $680.0 million revolving credit facility and a $245.0 million term loan facility. No borrowings were outstanding under the Exterran Corporation Credit Facility as of September 30, 2015 because the Initial Availability Date had not yet occurred. As a result of the completion of the Spin-off, the Initial Availability Date was November 3, 2015. See Note 2 for additional information regarding the Exterran Corporation Credit Facility.

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

Interest Rate Risk

During the nine months ended September 30, 2015, the Partnership entered into an interest rate swap with a notional value of $100.0 million. At September 30, 2015, the Partnership was a party to interest rate swaps with a total notional value of $500.0 million, pursuant to which it makes fixed payments and receives floating payments. The Partnership entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. The Partnership’s interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of September 30, 2015, the weighted average effective fixed interest rate on the interest rate swaps was 1.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded $0.4 million of interest income during the nine months ended September 30, 2015 due to ineffectiveness related to interest rate swaps. There was no ineffectiveness related to interest rate swaps during the nine months ended September 30, 2014. We estimate that $4.7 million of deferred pre-tax losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at September 30, 2015, will be reclassified into earnings as interest expense at then current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	September 30, 2015
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued liabilities	$(5,976)
Interest rate swaps	Other long-term liabilities	(5,012)
Total derivatives		$(10,988)

	December 31, 2014
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate swaps	Intangible and other assets, net	$712
Interest rate swaps	Accrued liabilities	(4,958)
Interest rate swaps	Other long-term liabilities	(150)
Total derivatives		$(4,396)

	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps
Three months ended September 30, 2015	$(6,100)	Interest expense	$(2,006)
Three months ended September 30, 2014	846	Interest expense	(1,414)
Nine months ended September 30, 2015	(12,098)	Interest expense	(5,697)
Nine months ended September 30, 2014	(2,283)	Interest expense	(3,917)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, with pricing levels as of the date of valuation (in thousands):

	September 30, 2015			December 31, 2014
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$—	$—	$—	$—	$712	$—
Interest rate swaps liability	—	(10,988)	—	—	(5,108)	—

On a quarterly basis, the interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2015 and 2014, with pricing levels as of the date of valuation (in thousands):

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$6,156	$—	$—	$2,472
Long-term receivable from the sale of our Canadian Operations	—	—	5,100	—	—	—

Our estimate of the impaired long-lived assets’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a weighted average discount rate of 10% and 9% for the nine months ended September 30, 2015 and 2014, respectively. In April 2015, we accepted an offer to early settle the outstanding note receivable due to us relating to the previous sale of our Canadian contract operations and aftermarket services businesses (“Canadian Operations”) for $5.1 million.

11. Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the three and nine months ended September 30, 2015, we reviewed the future deployment of our idle compression assets used in our North America contract operations and international contract operations segments for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 155 and 315 idle compressor units totaling approximately 54,000 and 136,000 horsepower would be retired from the active fleet during the three and nine months ended September 30, 2015, respectively. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded an $11.9 million and a $37.7 million asset impairment to reduce the book value of each unit to its estimated fair value during the three and nine months ended September 30, 2015, respectively. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the three and nine months ended September 30, 2015, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $11.8 million and $12.8 million during the three and nine months ended September 30, 2015, respectively, to reduce the book value of each unit to its estimated fair value.

During the first quarter of 2015, we evaluated a long-term note receivable from the purchaser of our Canadian Operations for impairment. This review was triggered by an offer from the purchaser of our Canadian Operations to prepay the note receivable at a discount to its current book value. The fair value of the note receivable as of March 31, 2015 was based on the amount offered by the purchaser of our Canadian Operations to prepay the note receivable. The difference between the book value of the note receivable at March 31, 2015 and its fair value resulted in the recording of an impairment of long-lived assets of $1.4 million during the nine months ended September 30, 2015. In April 2015, we accepted the offer to early settle this note receivable.

During the three and nine months ended September 30, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 70 and 240 idle compressor units, respectively, representing approximately 26,000 and 72,000 horsepower, respectively, previously used to provide services in our North America contract operations segment. As a result, we performed an impairment review and recorded a $7.9 million and $21.5 million asset impairment to reduce the book value of each unit to its estimated fair value, during the three and nine months ended September 30, 2014, respectively. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the three and nine months ended September 30, 2014, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $4.5 million during both the three and nine months ended September 30, 2014 to reduce the book value of each unit to its estimated fair value.

12. Restructuring and Other Charges

As discussed in Note 2, in November 2014, we announced that our board of directors had authorized management to pursue a plan to separate our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company. On November 3, 2015, we completed the Spin-off of Exterran Corporation. During the three and nine months ended September 30, 2015, we incurred $6.4 million and $24.8 million, respectively, of costs associated with the Spin-off which were primarily related to legal, consulting, audit and professional fees, a one-time cash signing bonus paid to an employee and non-cash inventory write-downs. Non-cash inventory write-downs, which primarily related to the decentralization of shared inventory components between the North America contract operations business and the international contract operations business, totaled $5.7 million during the nine months ended September 30, 2015, of which approximately $4.2 million related to our international contract operations segment, $1.0 million related to our North America contract operations segment and $0.5 million related to our fabrication segment. The separation costs relating to expenditures settled in cash have not been allocated to the segments because they consist mostly of professional service fees within the corporate, finance and legal functions. The costs incurred in conjunction with the Spin-off are included in restructuring and other charges in our condensed consolidated statements of operations. We expect to incur additional restructuring costs as a result of the Spin-off ranging from approximately $20 million to $30 million that is primarily related to legal, consulting, audit and professional fees and retention payments to certain employees. The range of additional restructuring costs excludes costs that may be incurred by Exterran Corporation after the completion of the Spin-off. As of September 30, 2015, we had an accrued liability balance of $1.1 million for planned separation charges incurred.

As a result of the current market conditions in North America, combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices, in the second quarter of 2015 we announced a cost reduction plan primarily focused on workforce reductions and the reorganization of certain fabrication facilities. During the three and nine months ended September 30, 2015, we incurred $5.6 million and $11.6 million, respectively, of restructuring and other charges as a result of this plan. Included in these amounts are $5.6 million and $7.6 million recorded during the three and nine months ended September 30, 2015, respectively, related to termination benefits and consulting fees and $4.0 million recorded during the nine months ended September 30, 2015 related to non-cash write-downs of inventory. The non-cash inventory write-downs were the result of our decision to exit the manufacturing of cold weather packages, which had historically been performed at a fabrication facility in North America we recently decided to close. These charges are reflected as restructuring and other charges in our condensed consolidated statements of operations. We currently estimate that we will incur additional charges with respect to this cost reduction plan of approximately $2.5 million. We expect the majority of the estimated additional charges will result in cash expenditures. As of September 30, 2015, we had an accrued liability balance of $0.5 million for charges incurred relating to the cost reduction plan.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the nine months ended September 30, 2015 (in thousands):

	Spin-off	Cost Reduction Plan	Total
Beginning balance at January 1, 2015	$1,089	$—	$1,089
Additions for costs expensed	24,810	11,582	36,392
Less non-cash expense	(5,700)	(4,007)	(9,707)
Reductions for payments	(19,055)	(7,055)	(26,110)
Ending balance at September 30, 2015	$1,144	$520	$1,664

The following table summarizes the components of charges included in restructuring and other charges in our condensed consolidated statements of operations for the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Legal fees	$1,080	$3,960
Consulting, audit and professional fees	3,520	12,046
Employee Signing bonus	2,000	2,000
Non-cash inventory write-downs	—	9,707
Employee termination benefits	4,213	6,246
Other	1,185	2,433
Total restructuring and other charges	$11,998	$36,392

In January 2014, we announced a plan to centralize our make-ready operations to improve the cost and efficiency of our shops and further enhance the competitiveness of our fleet of compressors. As part of this plan, we examined both recent and anticipated changes in the North America market, including the throughput demand of our shops and the addition of new equipment to our fleet. To better align our costs and capabilities with the current market, we closed several of our make-ready shops. The centralization of our make-ready operations was completed in the second quarter of 2014. During the nine months ended September 30, 2014, we incurred $5.4 million of restructuring and other charges primarily related to termination benefits and a non-cash write-down of inventory associated with the centralization of our make-ready operations. These charges are reflected as restructuring and other charges in our condensed consolidated statements of operations and are related to our North America contract operations and aftermarket services segments.

13. Income Taxes

As of December 31, 2014, we had $136.9 million in foreign tax credit carryforward deferred tax assets. We recorded a valuation allowance of $7.2 million against these deferred tax assets in the fourth quarter of 2014 for foreign tax credits that expire in the year 2015. As of September 30, 2015, these deferred tax assets related to foreign tax credit carryforwards that can be used to reduce our income taxes payable in future periods. The foreign tax credit carryforwards will expire if they are not used within the 10-year carryforward period. Had the Spin-off not been completed, we consider it more likely than not that we would have had sufficient taxable income and foreign source taxable income in the future that would have allowed us to realize these deferred tax assets, net of the valuation allowance. However, upon completion of the Spin-off many of the foreign tax credit carryforwards will ultimately expire unused. Therefore, since we do not expect Exterran Corporation to generate sufficient taxable income and foreign source taxable income following the Spin-off, an additional valuation allowance ranging from $45 million to $65 million to reduce our foreign tax credit carryforward deferred tax assets is expected to be recorded in the fourth quarter of 2015.

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

The following table presents stock option activity during the nine months ended September 30, 2015:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2015	1,495	$33.39
Granted	—	—
Exercised	(90)	12.29
Cancelled	(300)	59.91
Options outstanding, September 30, 2015	1,105	27.91	2.6	$2,207
Options exercisable, September 30, 2015	984	27.08	2.4	2,207

Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the nine months ended September 30, 2015 was $1.5 million. As of September 30, 2015, we expect $0.9 million of unrecognized compensation cost related to unvested stock options to be recognized over the weighted-average period of 1.2 years.

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

The following table presents restricted stock, restricted stock unit, performance unit, cash settled restricted stock unit and cash settled performance unit activity during the nine months ended September 30, 2015:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2015	1,170	$27.37
Granted	697	31.93
Vested	(731)	23.89
Cancelled	(35)	33.25
Non-vested awards, September 30, 2015 (1)	1,101	32.38
________________________________

(1)
Non-vested awards as of September 30, 2015 are comprised of 57,000 cash settled restricted stock units and cash settled performance units and 1,044,000 restricted shares, restricted stock units and performance units.

As of September 30, 2015, we expect $24.8 million of unrecognized compensation cost related to unvested restricted stock, restricted stock units, performance units, cash settled restricted stock units and cash settled performance units to be recognized over the weighted-average period of 2.0 years.

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

Partnership Phantom Units

The following table presents phantom unit activity during the nine months ended September 30, 2015:

	Phantom Units (in thousands)	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, January 1, 2015	92	$27.38
Granted	45	24.87
Vested	(52)	25.67
Phantom units outstanding, September 30, 2015	85	27.10

As of September 30, 2015, we expect $1.6 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 1.8 years.

15. Cash Dividends

The following table summarizes our dividends per common share:

Declaration Date	Payment Date	Dividends per Common Share	Total Dividends
February 25, 2014	March 28, 2014	$0.15	$10.0	million
April 29, 2014	May 16, 2014	0.15	10.0	million
July 31, 2014	August 18, 2014	0.15	10.0	million
October 30, 2014	November 17, 2014	0.15	10.3	million
January 30, 2015	February 17, 2015	0.15	10.3	million
April 28, 2015	May 18, 2015	0.15	10.4	million
July 30, 2015	August 17, 2015	0.15	10.5	million

On October 18, 2015, our board of directors declared a quarterly dividend of $0.15 per share of common stock, which is expected to be paid on October 30, 2015 to stockholders of record at the close of business on October 26, 2015. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

16. Commitments and Contingencies

We have issued the following guarantees that are not recorded on our accompanying balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of September 30, 2015
Performance guarantees through letters of credit(1)	2015-2021	$173,502
Standby letters of credit	2015-2016	10,950
Commercial letters of credit	2016	3,607
Bid bonds and performance bonds(1)	2015-2023	42,016
Maximum potential undiscounted payments		$230,075
________________________________

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.

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

In addition to U.S. federal, state, local and foreign income taxes, we are subject to a number of taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2015 and December 31, 2014, we had accrued $5.2 million and $9.2 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

Litigation and Claims

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. A large number of appraisal review boards denied our position, and we filed petitions for review in the appropriate district courts. As of September 30, 2015, only five of these cases have advanced to the point of trial or submission of summary judgment motions on the merits.

During 2013 and 2014, we were party to three Heavy Equipment Statutes cases tried and completed in Texas state district courts. In each case the court held that the revised Heavy Equipment Statutes apply to natural gas compressors. However, in each case the court further held that the revised Heavy Equipment Statutes are unconstitutional as applied to natural gas compressors, which is favorable to the county appraisal districts. We continue to believe that the revised statutes are constitutional as applied to natural gas compressors, and we appealed the courts’ decisions in all three cases.

On August 25, 2015, the Fourteenth Court of Appeals in Houston, Texas issued a ruling in the first appeal, stating that additional evidence is required to determine whether the Heavy Equipment Statutes is constitutional. The case was remanded to the district court for further proceedings. We plan to file a petition asking the Texas Supreme Court to review this decision.

On September 23, 2015, the Eighth Court of Appeals in El Paso, Texas decided the other two appellate cases in our favor by affirming the district court’s ruling that the Heavy Equipment Statutes apply to natural gas compressors, and overturning the district court’s ruling that the Heavy Equipment Statutes are unconstitutional as applied to natural gas compressors.

As of September 30, 2015, two cases still pending in district courts have reached the point of submission on motions for summary judgment. In the first case, both parties filed motions for summary judgment, and we have yet to receive the court’s decision. In the second case, the court denied both parties respective motions for summary judgment concerning the 2012 tax year, and consolidated the 2012 tax year case with a 2013 tax year case. On August 27, 2015, the court abated the consolidated case until the final resolution of the appellate cases considering the constitutionality of the Heavy Equipment Statutes, or further order of the court.

As a result of the new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $11.4 million during the nine months ended September 30, 2015. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $38.3 million as of September 30, 2015, of which approximately $10.2 million has been agreed to by a number of appraisal review boards and county appraisal districts and $28.1 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with some of the appraisal districts to stay or abate certain of these pending district court cases. If we are unsuccessful in our litigation with the appraisal districts, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. Also, if we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded, and as a result impact our future results of operations and cash flows.

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

17. Recent Accounting Developments

In July 2015, the Financial Accounting Standards Board (“FASB”) issued an update which will require an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. For public business entities, this update is effective on a prospective basis for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this update on our financial statements.

In April 2015, the FASB issued an update that addresses the presentation of debt issuance costs. The update requires an entity to present such costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued a subsequent update which clarifies that the guidance in the previous update does not apply to line-of-credit arrangements. Per the subsequent update, line-of-credit arrangements will continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The update will be effective for reporting periods beginning after December 15, 2015 on a retrospective basis. Early adoption is permitted. Other than the revised balance sheet presentation of debt issuance costs from an asset to a deduction from the carrying amount of the debt liability and related disclosures, the adoption of this update is not expected to have an impact on our financial statements.

In February 2015, the FASB issued an update which revises the consolidation model. The update modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The update will be effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not believe the adoption of this update will have a material impact on our financial statements.

In May 2014, the FASB issued an update related to revenue recognition. The update outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted for reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this update. We are currently evaluating the potential impact of the update on our financial statements.

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

The following tables present revenue and other financial information by reportable segment during the three and nine months ended September 30, 2015 and 2014 (in thousands):

Three Months Ended	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Reportable Segments Total
September 30, 2015:
Revenue from external customers	$191,692	$114,104	$82,443	$261,262	$649,501
Gross margin(1)	113,765	72,990	18,670	34,337	239,762
September 30, 2014:
Revenue from external customers	$191,000	$124,355	$96,005	$312,472	$723,832
Gross margin(1)	108,547	76,372	20,495	61,071	266,485

Nine Months Ended	North America Contract Operations	International Contract Operations	Aftermarket Services	Fabrication	Reportable Segments Total
September 30, 2015:
Revenue from external customers	$592,212	$350,045	$260,133	$860,025	$2,062,415
Gross margin(1)	350,385	219,847	60,255	125,128	755,615
September 30, 2014:
Revenue from external customers	$529,463	$369,787	$284,412	$922,448	$2,106,110
Gross margin(1)	298,415	234,270	61,784	161,476	755,945
________________________________

(1)	Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable measure calculated and presented in accordance with GAAP, below.

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

The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(4,233)	$42,158	$44,641	$97,915
Selling, general and administrative	82,124	94,806	252,684	283,096
Depreciation and amortization	94,924	98,256	285,057	295,734
Long-lived asset impairment	23,708	12,385	51,860	26,039
Restructuring and other charges	11,998	219	36,392	5,394
Interest expense	28,577	25,737	84,273	86,767
Equity in income of non-consolidated affiliates	(5,084)	(4,951)	(15,152)	(14,553)
Other (income) expense, net	30,129	4,663	38,975	(1,442)
Provision for (benefit from) income taxes	(3,605)	11,215	14,628	31,494
Income from discontinued operations, net of tax	(18,776)	(18,003)	(37,743)	(54,499)
Gross margin	$239,762	$266,485	$755,615	$755,945

19. Transactions Related to the Partnership

In May 2015, the Partnership entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (the “Sales Agents”). Pursuant to the ATM Agreement, the Partnership may sell from time to time through the Sales Agents common units representing limited partner interests in the Partnership having an aggregate offering price of up to $100.0 million. Under the terms of the ATM Agreement, the Partnership may also sell common units from time to time to any Sales Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to a Sales Agent as principal would be pursuant to the terms of a separate terms agreement between the Partnership and such Sales Agent. The Partnership intends to use the net proceeds of this offering, after deducting the Sales Agents’ commission and its offering expenses, for general partnership purposes, which may include, among other things paying or refinancing a portion of its outstanding debt. During the nine months ended September 30, 2015, the Partnership sold 49,774 common units for net proceeds of $1.2 million pursuant to the ATM Agreement.

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

The following table presents the effects of changes from net income attributable to Exterran stockholders and changes in our equity interest of the Partnership on our equity attributable to Exterran stockholders (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net income attributable to Exterran stockholders	$24,449	$79,023
Increase in Exterran stockholders’ additional paid-in capital for change in ownership of Partnership units	18,386	74,521
Change from net income attributable to Exterran stockholders and transfers to/from the noncontrolling interest	$42,835	$153,544

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

Condensed Consolidating Balance Sheet
September 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$792	$612,488	$557,043	$—	$1,170,323
Current assets associated with discontinued operations	—	—	263	—	263
Total current assets	792	612,488	557,306	—	1,170,586
Property, plant and equipment, net	—	922,974	2,370,392	—	3,293,366
Investments in affiliates	1,810,278	1,725,780	—	(3,536,058)	—
Goodwill	—	—	3,738	—	3,738
Intangible and other assets, net	5,784	31,020	178,543	(115)	215,232
Intercompany receivables	688,672	18,957	432,400	(1,140,029)	—
Long-term assets associated with discontinued operations	—	—	15,996	—	15,996
Total long-term assets	2,504,734	2,698,731	3,001,069	(4,676,202)	3,528,332
Total assets	$2,505,526	$3,311,219	$3,558,375	$(4,676,202)	$4,698,918

LIABILITIES AND EQUITY

Current liabilities	$8,789	$235,346	$220,368	$—	$464,503
Current liabilities associated with discontinued operations	—	—	677	—	677
Total current liabilities	8,789	235,346	221,045	—	465,180
Long-term debt	680,000	738	1,395,166	—	2,075,904
Intercompany payables	—	1,121,072	18,957	(1,140,029)	—
Other long-term liabilities	—	143,785	112,955	(115)	256,625
Long-term liabilities associated with discontinued operations	—	—	162	—	162
Total liabilities	688,789	1,500,941	1,748,285	(1,140,144)	2,797,871
Total equity	1,816,737	1,810,278	1,810,090	(3,536,058)	1,901,047
Total liabilities and equity	$2,505,526	$3,311,219	$3,558,375	$(4,676,202)	$4,698,918

Condensed Consolidating Balance Sheet
December 31, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
ASSETS

Current assets	$4,846	$649,719	$610,574	$—	$1,265,139
Current assets associated with discontinued operations	—	—	537	—	537
Total current assets	4,846	649,719	611,111	—	1,265,676
Property, plant and equipment, net	—	1,124,786	2,202,106	—	3,326,892
Investments in affiliates	1,786,572	1,744,614	—	(3,531,186)	—
Goodwill	—	—	3,738	—	3,738
Intangible and other assets, net	5,966	33,292	204,114	—	243,372
Intercompany receivables	727,896	12,023	529,274	(1,269,193)	—
Long-term assets associated with discontinued operations	—	—	17,469	—	17,469
Total long-term assets	2,520,434	2,914,715	2,956,701	(4,800,379)	3,591,471
Total assets	$2,525,280	$3,564,434	$3,567,812	$(4,800,379)	$4,857,147

LIABILITIES AND EQUITY

Current liabilities	$2,520	$353,851	$252,281	$—	$608,652
Current liabilities associated with discontinued operations	—	—	2,066	—	2,066
Total current liabilities	2,520	353,851	254,347	—	610,718
Long-term debt	725,500	1,107	1,300,295	—	2,026,902
Intercompany payables	—	1,257,170	12,023	(1,269,193)	—
Other long-term liabilities	—	165,734	100,431	—	266,165
Long-term liabilities associated with discontinued operations	—	—	317	—	317
Total liabilities	728,020	1,777,862	1,667,413	(1,269,193)	2,904,102
Total equity	1,797,260	1,786,572	1,900,399	(3,531,186)	1,953,045
Total liabilities and equity	$2,525,280	$3,564,434	$3,567,812	$(4,800,379)	$4,857,147

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$314,478	$404,343	$(69,320)	$649,501
Costs of sales (excluding depreciation and amortization expense)	—	238,327	240,732	(69,320)	409,739
Selling, general and administrative	159	38,569	43,396	—	82,124
Depreciation and amortization	—	29,900	65,024	—	94,924
Long-lived asset impairment	—	15,080	8,628	—	23,708
Restructuring and other charges	—	10,220	1,778	—	11,998
Interest expense	9,219	234	19,124	—	28,577
Intercompany charges, net	(8,653)	8,013	640	—	—
Equity in (income) loss of affiliates	5,823	(208)	(5,084)	(5,615)	(5,084)
Other (income) expense, net	10	2,735	27,384	—	30,129
Income (loss) before income taxes	(6,558)	(28,392)	2,721	5,615	(26,614)
Provision for (benefit from) income taxes	(254)	(22,569)	19,218	—	(3,605)
Loss from continuing operations	(6,304)	(5,823)	(16,497)	5,615	(23,009)
Income from discontinued operations, net of tax	—	—	18,776	—	18,776
Net income (loss)	(6,304)	(5,823)	2,279	5,615	(4,233)
Less: Net income attributable to the noncontrolling interest	—	—	(2,071)	—	(2,071)
Net income (loss) attributable to Exterran stockholders	(6,304)	(5,823)	208	5,615	(6,304)
Other comprehensive income attributable to Exterran stockholders	3,911	3,058	3,239	(6,297)	3,911
Comprehensive income (loss) attributable to Exterran stockholders	$(2,393)	$(2,765)	$3,447	$(682)	$(2,393)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$367,326	$408,847	$(52,341)	$723,832
Costs of sales (excluding depreciation and amortization expense)	—	260,530	249,158	(52,341)	457,347
Selling, general and administrative	61	43,437	51,308	—	94,806
Depreciation and amortization	—	32,040	66,216	—	98,256
Long-lived asset impairment	—	7,783	4,602	—	12,385
Restructuring and other charges	—	94	125	—	219
Interest expense	9,593	396	15,748	—	25,737
Intercompany charges, net	(9,006)	8,026	980	—	—
Equity in income of affiliates	(34,481)	(28,290)	(4,951)	62,771	(4,951)
Other (income) expense, net	10	1,301	3,352	—	4,663
Income before income taxes	33,823	42,009	22,309	(62,771)	35,370
Provision for (benefit from) income taxes	(227)	7,528	3,914	—	11,215
Income from continuing operations	34,050	34,481	18,395	(62,771)	24,155
Income from discontinued operations, net of tax	—	—	18,003	—	18,003
Net income	34,050	34,481	36,398	(62,771)	42,158
Less: Net income attributable to the noncontrolling interest	—	—	(8,108)	—	(8,108)
Net income attributable to Exterran stockholders	34,050	34,481	28,290	(62,771)	34,050
Other comprehensive loss attributable to Exterran stockholders	(5,630)	(5,687)	(5,498)	11,185	(5,630)
Comprehensive income attributable to Exterran stockholders	$28,420	$28,794	$22,792	$(51,586)	$28,420

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$1,039,414	$1,231,878	$(208,877)	$2,062,415
Costs of sales (excluding depreciation and amortization expense)	—	789,565	726,112	(208,877)	1,306,800
Selling, general and administrative	268	116,262	136,154	—	252,684
Depreciation and amortization	—	91,912	193,145	—	285,057
Long-lived asset impairment	—	36,521	15,339	—	51,860
Restructuring and other charges	—	29,206	7,186	—	36,392
Interest expense	27,839	459	55,975	—	84,273
Intercompany charges, net	(26,098)	23,845	2,253	—	—
Equity in income of affiliates	(25,783)	(56,298)	(15,152)	82,081	(15,152)
Other (income) expense, net	30	2,308	36,637	—	38,975
Income before income taxes	23,744	5,634	74,229	(82,081)	21,526
Provision for (benefit from) income taxes	(705)	(20,149)	35,482	—	14,628
Income from continuing operations	24,449	25,783	38,747	(82,081)	6,898
Income from discontinued operations, net of tax	—	—	37,743	—	37,743
Net income	24,449	25,783	76,490	(82,081)	44,641
Less: Net income attributable to the noncontrolling interest	—	—	(20,192)	—	(20,192)
Net income attributable to Exterran stockholders	24,449	25,783	56,298	(82,081)	24,449
Other comprehensive loss attributable to Exterran stockholders	(3,705)	(5,522)	(4,732)	10,254	(3,705)
Comprehensive income attributable to Exterran stockholders	$20,744	$20,261	$51,566	$(71,827)	$20,744

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Revenues	$—	$1,085,562	$1,183,139	$(162,591)	$2,106,110
Costs of sales (excluding depreciation and amortization expense)	—	798,368	714,388	(162,591)	1,350,165
Selling, general and administrative	211	131,668	151,217	—	283,096
Depreciation and amortization	—	102,651	193,083	—	295,734
Long-lived asset impairment	—	16,960	9,079	—	26,039
Restructuring and other charges	—	4,692	702	—	5,394
Interest expense	45,208	1,634	39,925	—	86,767
Intercompany charges, net	(27,177)	24,568	2,609	—	—
Equity in income of affiliates	(90,910)	(102,779)	(14,553)	193,689	(14,553)
Other (income) expense, net	30	3,082	(4,554)	—	(1,442)
Income before income taxes	72,638	104,718	91,243	(193,689)	74,910
Provision for (benefit from) income taxes	(6,385)	13,808	24,071	—	31,494
Income from continuing operations	79,023	90,910	67,172	(193,689)	43,416
Income from discontinued operations, net of tax	—	—	54,499	—	54,499
Net income	79,023	90,910	121,671	(193,689)	97,915
Less: Net income attributable to the noncontrolling interest	—	—	(18,892)	—	(18,892)
Net income attributable to Exterran stockholders	79,023	90,910	102,779	(193,689)	79,023
Other comprehensive loss attributable to Exterran stockholders	(5,715)	(6,531)	(6,071)	12,602	(5,715)
Comprehensive income attributable to Exterran stockholders	$73,308	$84,379	$96,708	$(181,087)	$73,308

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015
(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by continuing operations	$3,629	$2,269	$306,462	$—	$312,360
Net cash provided by discontinued operations	—	—	3,441	—	3,441
Net cash provided by operating activities	3,629	2,269	309,903	—	315,801
Cash flows from investing activities:
Capital expenditures	—	(77,179)	(273,074)	—	(350,253)
Proceeds from sale of property, plant and equipment	—	4,630	17,226	—	21,856
Capital distributions received from consolidated subsidiaries	—	49,265	—	(49,265)	—
Return of investments in non-consolidated affiliates	—	—	15,185	—	15,185
Proceeds received from settlement of note receivable	—	—	5,357	—	5,357
Increase in restricted cash	—	—	(1)	—	(1)
Cash invested in non-consolidated affiliates	—	—	(33)	—	(33)
Return of investments in consolidated subsidiaries	31,167	—	—	(31,167)	—
Net cash provided by (used in) continuing operations	31,167	(23,284)	(235,340)	(80,432)	(307,889)
Net cash provided by discontinued operations	—	—	33,119	—	33,119
Net cash provided by (used in) investing activities	31,167	(23,284)	(202,221)	(80,432)	(274,770)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	722,500	—	332,500	—	1,055,000
Repayments of long-term debt	(768,000)	—	(238,500)	—	(1,006,500)
Payments for debt issuance costs	(874)	(1,023)	(1,311)	—	(3,208)
Payments for settlement of interest rate swaps that include financing elements	—	—	(2,815)	—	(2,815)
Net proceeds from the sale of Partnership units	—	—	1,164	—	1,164
Proceeds from stock options exercised	1,106	—	—	—	1,106
Proceeds from stock issued pursuant to our employee stock purchase plan	910	—	—	—	910
Purchases of treasury stock	(3,771)	—	—	—	(3,771)
Dividends to Exterran stockholders	(31,167)	—	—	—	(31,167)
Stock-based compensation excess tax benefit	3,048	—	—	—	3,048
Distributions to noncontrolling partners in the Partnership	—	—	(110,310)	49,265	(61,045)
Capital distributions to affiliates	—	(31,167)	—	31,167	—
Borrowings (repayments) between consolidated subsidiaries, net	41,550	53,531	(95,081)	—	—
Net cash provided by (used in) financing activities	(34,698)	21,341	(114,353)	80,432	(47,278)
Effect of exchange rate changes on cash and cash equivalents	—	—	(976)	—	(976)
Net increase (decrease) in cash and cash equivalents	98	326	(7,647)	—	(7,223)
Cash and cash equivalents at beginning of period	42	655	39,042	—	39,739
Cash and cash equivalents at end of period	$140	$981	$31,395	$—	$32,516

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014
(In thousands)

	Parent	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidation
Cash flows from operating activities:
Net cash provided by (used in) continuing operations	$(1,743)	$79,455	$198,456	$—	$276,168
Net cash provided by discontinued operations	—	—	3,954	—	3,954
Net cash provided by (used in) operating activities	(1,743)	79,455	202,410	—	280,122
Cash flows from investing activities:
Capital expenditures	—	(116,458)	(269,281)	—	(385,739)
Proceeds from sale of property, plant and equipment	—	8,274	11,462	—	19,736
Payment for business acquisitions	—	(11,743)	(483,012)	—	(494,755)
Capital distributions received from consolidated subsidiaries	—	40,688	—	(40,688)	—
Increase in restricted cash	—	—	(245)	—	(245)
Return of investments in non-consolidated affiliates	—	—	14,750	—	14,750
Investment in consolidated subsidiaries	—	(13,813)	—	13,813	—
Cash invested in non-consolidated affiliates	—	—	(197)	—	(197)
Return of investments in consolidated subsidiaries	252,482	—	—	(252,482)	—
Net cash provided by (used in) continuing operations	252,482	(93,052)	(726,523)	(279,357)	(846,450)
Net cash provided by discontinued operations	—	—	49,835	—	49,835
Net cash provided by (used in) investing activities	252,482	(93,052)	(676,688)	(279,357)	(796,615)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,056,001	—	793,798	—	1,849,799
Repayments of long-term debt	(1,073,500)	—	(332,500)	—	(1,406,000)
Payments for debt issuance costs	—	—	(6,923)	—	(6,923)
Payments above face value for redemption of convertible debt	(15,007)	—	—	—	(15,007)
Payments for settlement of interest rate swaps that include financing elements	—	—	(2,844)	—	(2,844)
Net proceeds from the sale of Partnership units	—	—	169,471	—	169,471
Proceeds from stock options exercised	11,637	—	—	—	11,637
Proceeds from stock issued pursuant to our employee stock purchase plan	1,324	—	—	—	1,324
Purchases of treasury stock	(6,372)	—	—	—	(6,372)
Dividends to Exterran stockholders	(30,047)	—	—	—	(30,047)
Stock-based compensation excess tax benefit	8,269	—	—	—	8,269
Distributions to noncontrolling partners in the Partnership	—	—	(95,581)	40,688	(54,893)
Net proceeds from sale of general partner units	—	—	3,573	(3,573)	—
Capital distributions to affiliates	—	(252,482)	—	252,482	—
Capital contributions received from parent	—	—	10,240	(10,240)	—
Borrowings (repayments) between consolidated subsidiaries, net	(203,025)	264,974	(61,949)	—	—
Net cash provided by (used in) financing activities	(250,720)	12,492	477,285	279,357	518,414
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,797)	—	(3,797)
Net increase (decrease) in cash and cash equivalents	19	(1,105)	(790)	—	(1,876)
Cash and cash equivalents at beginning of period	11	1,554	34,100	—	35,665
Cash and cash equivalents at end of period	$30	$449	$33,310	$—	$33,789

21. Subsequent Events

On October 5, 2015, we and our wholly owned subsidiary, Archrock Services, L.P., amended the terms of the Archrock Credit Agreement to increase the borrowing capacity from $300.0 million to $350.0 million. Availability under the Archrock Credit Facility was subject to the satisfaction of certain conditions precedent, including (i) the payoff and termination of our existing Credit Facility and (ii) the consummation of the Spin-off on or before January 4, 2016 (the date on which those conditions are satisfied is referred to as the “Archrock Initial Availability Date”). As a result of the completion of the Spin-off, the Archrock Initial Availability Date was November 3, 2015. See Note 2 and discussion below for additional information regarding the Spin-off.

On October 5, 2015, EESLP and Exterran Corporation amended and restated the Exterran Corporation Credit Agreement to provide for a new $925.0 million credit facility, consisting of a $680.0 million revolving credit facility and a $245.0 million term loan facility. Availability under the Exterran Corporation Credit Facility was subject to the satisfaction of certain conditions precedent, including the consummation of the Spin-off on or before January 4, 2016 (the date on which those conditions are satisfied is referred to as the “Initial Availability Date”). As a result of the completion of the Spin-off, the Initial Availability Date was November 3, 2015. See Note 2 and discussion below for additional information regarding the Spin-off.

In October 2015, we received an additional installment payment, including an annual charge, of $19.1 million from PDVSA Gas relating to the 2012 sale of our Venezuelan subsidiary’s previously nationalized assets. As we have not recognized amounts payable to us by PDVSA Gas relating to the 2012 sale of our Venezuelan subsidiary’s previously nationalized assets as a receivable but rather as income from discontinued operations in the periods such payments are received, the installment payment received in October 2015 will be recognized as income from discontinued operations in the fourth quarter of 2015.

On November 3, 2015, we completed the Spin-off of our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company. Upon the completion of the Spin-off, we and Exterran Corporation are independent, publicly traded companies with separate public ownership, boards of directors and management, and we continue to own and operate the U.S. contract operations and U.S. aftermarket services businesses that we previously owned. Effective on November 3, 2015, we were renamed Archrock, Inc. and beginning on November 4, 2015 we trade on the New York Stock exchange under the symbol “AROC.” Additionally, we continue to hold interests in the Partnership, which include the sole general partner interest and certain limited partner interests, as well as all of the incentive distribution rights in the Partnership. Effective on November 3, 2015, the Partnership was renamed Archrock Partners, L.P. and trades on the Nasdaq Global Select Market under the symbol “APLP.” To effect the Spin-off, we distributed on the Distribution Date, on a pro rata basis, all of the shares of Exterran Corporation common stock to our stockholders as of the Record Date. Exterran Holdings shareholders received one share of Exterran Corporation common stock for every two shares of our common stock held at the close of business on the Record Date. Financial results of Exterran Corporation prior to the Spin-off will be reported as discontinued operations beginning in our Annual Report on Form 10-K for the year ending December 31, 2015.

In connection with the completion of the Spin-off, we received $532.6 million from subsidiaries of Exterran Corporation in accordance with the separation and distribution agreement. On November 3, 2015, we terminated our existing Credit Facility and repaid all borrowings and accrued and unpaid interest outstanding on the repayment date. On November 4, 2015, we called the principal amount and accrued and unpaid interest outstanding under our 7.25% Notes. The cash received from Exterran Corporation and borrowings under our Archrock Credit Facility were used to repay the outstanding borrowings and accrued but unpaid interest on our existing Credit Facility and will be used to redeem our 7.25% Notes, which are expected to be redeemed 30 days after the call date.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

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

•
the success of our separation (the “Spin-off”) of our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company (“Exterran Corporation,” previously named Exterran SpinCo, Inc. prior to May 18, 2015);

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

General

Exterran Holdings, Inc., together with its subsidiaries (“Exterran,” “Archrock,” “our,” “we” or “us”), is a global market leader in the full-service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications. Our global customer base consists of companies engaged in all aspects of the oil and natural gas industry, including large integrated oil and natural gas companies, national oil and natural gas companies, independent producers and natural gas processors, gatherers and pipelines. We operate in three primary business lines: contract operations, aftermarket services and fabrication. In our contract operations business line, we use our fleet of natural gas compression equipment and crude oil and natural gas production and processing equipment to provide operations services to our customers. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression, production, processing, treating and other equipment. In our fabrication business line, we fabricate natural gas compression and oil and natural gas production and processing equipment for sale to our customers and for use in our contract operations services. In addition, our fabrication business line provides engineering, procurement and fabrication services related to the manufacturing of critical process equipment for refinery and petrochemical facilities, the fabrication of tank farms and the fabrication of evaporators and brine heaters for desalination plants. We offer our customers, on either a contract operations basis or a sale basis, the engineering, design, project management, procurement and construction services necessary to incorporate our products into production, processing and compression facilities, which we refer to as Integrated Projects.

Spin-off Transaction

On November 17, 2014, we announced that our board of directors had authorized management to pursue a plan to separate our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company. On November 3, 2015 (the “Distribution Date”), we completed the Spin-off of Exterran Corporation. To effect the Spin-off, we distributed on the Distribution Date, on a pro rata basis, all of the shares of Exterran Corporation common stock to our stockholders as of October 27, 2015 (the “Record Date”). Exterran Holdings shareholders received one share of Exterran Corporation common stock for every two shares of our common stock held at the close of business on the Record Date. Upon completion of the Spin-off, we and Exterran Corporation are independent, publicly traded companies with separate public ownership, boards of directors and management, and we continue to own and operate the U.S. contract operations and U.S. aftermarket services businesses that we previously owned. Effective on November 3, 2015, we were renamed Archrock, Inc. and beginning on November 4, 2015 we trade on the New York Stock exchange under the symbol “AROC.” References to “Archrock,” “Exterran,” “our,” “we” or “us” refer to Archrock, Inc., including the Exterran Corporation businesses, for all periods prior to or ending on November 3, 2015. Additionally, we continue to hold interests in the Partnership, which include the sole general partner interest and certain limited partner interests, as well as all of the incentive distribution rights in the Partnership. Effective on November 3, 2015, the Partnership was renamed Archrock Partners, L.P. and trades on the Nasdaq Global Select Market under the symbol “APLP.” References to “Archrock Partners,” “Exterran Partners” or “the Partnership” refer to Archrock Partners, L.P., for all periods prior to or ending on November 3, 2015.

Exterran Corporation’s new capital structure includes a new $925.0 million credit facility, consisting of a $680.0 million revolving credit facility and a $245.0 million term loan facility (collectively, the “Exterran Corporation Credit Facility”) that became available on November 3, 2015. Exterran Corporation transferred the net proceeds from the borrowings under the Exterran Corporation Credit Facility to us to allow for our repayment of a portion of our indebtedness prior to the internal distribution. Our new capital structure includes a new $350.0 million revolving credit facility that became available on November 3, 2015.

Unless otherwise indicated, this discussion in Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) excludes the potential future impact of the Spin-off transaction. The effect of the Spin-off transaction will significantly change and materially impact our business, financial condition, results of operations and cash flows. Financial results of Exterran Corporation prior to the Spin-off will be reported as discontinued operations beginning in our Annual Report on Form 10-K for the year ending December 31, 2015.

Exterran Partners, L.P.

We have an equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of September 30, 2015, public unitholders held a 59% ownership interest in the Partnership and we owned the remaining equity interest, including all of the general partner interest and incentive distribution rights. We consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our U.S. contract operations business and we may grow the Partnership through third party acquisitions, organic growth and transfers by us of additional U.S. contract operations customer contracts and equipment to the Partnership over time in exchange for cash, the Partnership’s assumption of our debt and/or additional equity interests in the Partnership. As of September 30, 2015, the Partnership’s fleet included 6,656 compressor units comprising approximately 3,383,000 horsepower, or 79% of our and the Partnership’s combined total U.S. horsepower.

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

Natural gas consumption in the U.S. for the twelve months ended July 31, 2015 increased by approximately 2% compared to the twelve months ended July 31, 2014. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 4.2% in 2015 compared to 2014 and increase by an average of 0.7% per year thereafter until 2040. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet in 2040, or 16% of the projected worldwide total of approximately 185 trillion cubic feet.

Natural gas marketed production in the U.S. for the twelve months ended July 31, 2015 increased by approximately 8% compared to the twelve months ended July 31, 2014. The EIA forecasts that total U.S. natural gas marketed production will increase by 5.6% in 2015 compared to 2014, and U.S. natural gas production will increase by an average of 1.5% per year thereafter until 2040. The EIA estimates that the U.S. natural gas production level will be approximately 33 trillion cubic feet in 2040, or 18% of the projected worldwide total of approximately 187 trillion cubic feet.

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

Historically, oil and natural gas prices in North America have been volatile. For example, the Henry Hub spot price for natural gas was $2.47 per MMBtu at September 30, 2015, which was approximately 21% and 40% lower than prices at December 31, 2014 and September 30, 2014, respectively, and the U.S. natural gas liquid composite price was approximately $4.73 per MMBtu for the month of July 2015, which was approximately 16% and 52% lower than prices for the months of December 2014 and September 2014, respectively, which has led to reduced drilling of gas wells in North America in 2015. In addition, the West Texas Intermediate crude oil spot price as of September 30, 2015 was approximately 16% and 51% lower than prices at December 31, 2014 and September 30, 2014, respectively, which has led to reduced drilling of oil wells in 2015. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and a significant amount of contract operations services related to the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity. During periods of lower oil or natural gas prices, our customers typically decrease their capital expenditures, which generally results in lower activity levels, and as a result the demand or pricing for our contract operations services and fabricated equipment could be adversely affected. As a result of the low oil and natural gas price environment in North America, our operating horsepower in North America decreased by 3% during the nine months ended September 30, 2015. In addition, our customers have sought to reduce their capital and operating expenditure requirements due to lower oil and natural gas prices, and as a result, the demand and pricing for our fabricated equipment in North America have been adversely impacted. Booking activity levels for our fabricated products in North America during the three months ended September 30, 2015 were $90.3 million, which represents a decrease of approximately 71% and 69% compared to the three months ended December 31, 2014 and September 30, 2014, respectively, and our North America fabrication backlog as of September 30, 2015 was $225.8 million, which represents a decrease of approximately 58% and 49% compared to December 31, 2014 and September 30, 2014, respectively. We believe these booking levels reflect both our customers’ reduced activity levels in response to the decline in commodity prices and caution on the part of our customers as they reset capital budgets and seek to reduce costs.

Similarly, in international markets, lower oil and gas prices may have a negative impact on the amount of capital investment by our customers in new projects. However, we believe the impact will be less than we expect to experience in North America for two reasons: first, the longer-term fundamentals influencing our international customers’ demand and, second, the long-term contracts we have in place with some of those international customers, including for our contract operations services. Growth in our international markets depends in part on international infrastructure projects, many of which are based on longer-term plans of our customers that can be driven by their local market demand and local pricing for natural gas. As a result, we believe our international customers make decisions based on longer-term fundamentals that can be less tied to near term commodity prices than our North American customers. Therefore, we believe the demand for our services and products in international markets will continue, and we expect to have opportunities to grow our international businesses over the long term. In the short term, however, our customers have sought to reduce their capital and operating expenditure requirements due to lower oil and natural gas prices. As a result, the demand and pricing for our services and products in international markets have been adversely impacted. Booking activity levels for our fabricated products in international markets during the three months ended September 30, 2015 were $86.7 million, which represents a decrease of approximately 46% and an increase of approximately 93% compared to the three months ended December 31, 2014 and September 30, 2014, respectively, and our international market fabrication backlog as of September 30, 2015 was $290.4 million, which represents a decrease of approximately 30% and 26% compared to December 31, 2014 and September 30, 2014, respectively.

Aggregate booking activity levels for our fabricated products in North America and international markets during the three months ended September 30, 2015 were $177.0 million, which represents a decrease of approximately 63% and 47% compared to the three months ended December 31, 2014 and September 30, 2014, respectively. The aggregate fabrication backlog for our fabricated products in North America and international markets as of September 30, 2015 was $516.2 million, which represents a decrease of approximately 46% and 39% compared to December 31, 2014 and September 30, 2014, respectively.

The timing of any change in activity levels by our customers is difficult to predict. As a result, our ability to project the anticipated activity level for our business, and particularly our fabrication segment, is limited. If capital spending by our customers remains low, we expect bookings in our fabrication business in 2016 to be comparable to or lower than our bookings in 2015. If these reduced booking levels persist for a sustained period, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of December 31, 2014, we had $136.9 million in foreign tax credit carryforward deferred tax assets. We recorded a valuation allowance of $7.2 million against these deferred tax assets in the fourth quarter of 2014 for foreign tax credits that expire in the year 2015. As of September 30, 2015, these deferred tax assets related to foreign tax credit carryforwards that can be used to reduce our income taxes payable in future periods. The foreign tax credit carryforwards will expire if they are not used within the 10-year carryforward period. Had the Spin-off not been completed, we consider it more likely than not that we would have had sufficient taxable income and foreign source taxable income in the future that would have allowed us to realize these deferred tax assets, net of the valuation allowance. However, upon completion of the Spin-off many of the foreign tax credit carryforwards will ultimately expire unused. Therefore, since we do not expect Exterran Corporation to generate sufficient taxable income and foreign source taxable income following the Spin-off, an additional valuation allowance ranging from $45 million to $65 million to reduce our foreign tax credit carryforward deferred tax assets is expected to be recorded in the fourth quarter of 2015.

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

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, average operating horsepower, horsepower utilization percentages and fabrication backlog (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total Available Horsepower (at period end):
North America	4,267	4,125	4,267	4,125
International	1,209	1,268	1,209	1,268
Total	5,476	5,393	5,476	5,393
Total Operating Horsepower (at period end):
North America	3,580	3,588	3,580	3,588
International	961	952	961	952
Total	4,541	4,540	4,541	4,540
Average Operating Horsepower:
North America	3,600	3,514	3,649	3,249
International	952	952	957	967
Total	4,552	4,466	4,606	4,216
Horsepower Utilization (at period end):
North America	84%	87%	84%	87%
International	79%	75%	79%	75%
Total	83%	84%	83%	84%

	September 30, 2015	December 31, 2014	September 30, 2014
Compressor and Accessory Fabrication Backlog	$110,586	$270,297	$174,540
Production and Processing Equipment Fabrication Backlog	379,187	561,153	549,961
Installation Backlog	26,419	121,751	115,374
Total Fabrication Backlog (1)	$516,192	$953,201	$839,875
________________________________

(1)	Our fabrication backlog consists of unfilled orders based on signed contracts and does not include potential fabrication sales pursuant to letters of intent received from customers.

Financial Results of Operations

Summary of Results

As discussed in Note 3 to the Financial Statements, the results from continuing operations for all periods presented exclude the results of our Venezuelan contract operations business and our contract water treatment business. Those results are reflected in discontinued operations for all periods presented.

Revenue.  Revenue during the three months ended September 30, 2015 was $649.5 million compared to $723.8 million during the three months ended September 30, 2014. Revenue during the nine months ended September 30, 2015 was $2,062.4 million compared to $2,106.1 million during the nine months ended September 30, 2014. The decrease in revenue during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily caused by decreases in fabrication, aftermarket services and international contract operations revenues. The decrease in revenue during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was caused by decreases in fabrication, aftermarket services and international contract operations revenues, partially offset by an increase in North America contract operations revenue.

Net income (loss) attributable to Exterran stockholders.  We generated net loss attributable to Exterran stockholders of $6.3 million and net income attributable to Exterran stockholders of $34.1 million during the three months ended September 30, 2015 and 2014, respectively. We generated net income attributable to Exterran stockholders of $24.4 million and $79.0 million during the nine months ended September 30, 2015 and 2014, respectively. The decrease in net income attributable to Exterran stockholders during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily driven by a decrease in fabrication gross margin, a $24.8 million increase in translation losses related to the functional currency remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany obligations, an increase in long-lived asset impairment and an increase in restructuring and other charges, including costs associated with the Spin-off. These activities were partially offset by a decrease in selling, general and administrative (“SG&A”) expense and a decrease in income tax expense. The decrease in net income attributable to Exterran stockholders during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to decreases in fabrication and international contract operations gross margin, a $35.6 million increase in translation losses related to the functional currency remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany obligations, an increase in restructuring and other charges, including costs associated with the Spin-off, an increase in long-lived asset impairment and a $16.5 million decrease in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas S.A. (“PDVSA Gas”). These activities were partially offset by an increase in North America contract operations gross margin, a decrease in SG&A expense, a decrease in income tax expense and a decrease in depreciation and amortization expense.

EBITDA, as adjusted.  Our EBITDA, as adjusted, was $155.1 million and $170.6 million during the three months ended September 30, 2015 and 2014, respectively, and $499.5 million and $476.6 million during the nine months ended September 30, 2015 and 2014, respectively. EBITDA, as adjusted, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 decreased primarily due to lower gross margin in our fabrication segment, partially offset by a decrease in SG&A expense. EBITDA, as adjusted, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 increased primarily due to higher gross margin in our North America contract operations segment and a decrease in SG&A expense, partially offset by lower gross margin in our fabrication and international contract operations segments and a $3.4 million decrease in gain on sale of property, plant and equipment. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

The Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

North America Contract Operations
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)
Revenue	$191,692	$191,000	—%
Cost of sales (excluding depreciation and amortization expense)	77,927	82,453	(5)%
Gross margin	$113,765	$108,547	5%
Gross margin percentage(1)	59%	57%	2%
_______________________________________

(1)	Defined as gross margin divided by revenue.

Revenue during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 remained relatively flat. Gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage increased during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to a decrease of $3.2 million in lube oil expenses driven by a decrease in commodity prices and efficiency gains in lube oil consumption in the current year. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 18 to the Financial Statements.

International Contract Operations
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)
Revenue	$114,104	$124,355	(8)%
Cost of sales (excluding depreciation and amortization expense)	41,114	47,983	(14)%
Gross margin	$72,990	$76,372	(4)%
Gross margin percentage	64%	61%	3%

The decrease in revenue during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to a $6.8 million decrease in revenue in Brazil primarily related to a project which had little incremental costs that commenced and terminated operations in 2014 and a $3.7 million decrease in revenue in the Eastern Hemisphere primarily driven by decreases in Nigeria and Indonesia. Gross margin decreased primarily as a result of the revenue decrease explained above, partially offset by a reduction in labor expenses in Mexico during the current year period. Gross margin percentage increased during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the reduction in labor expenses in Mexico during the current year period mentioned above, partially offset by the revenue decrease explained above. While our gross margin during the three months ended September 30, 2014 benefited from the start-up of a Brazilian project, our contract operations business is capital intensive, and as such, we did have additional costs in the form of depreciation expense, which is excluded from gross margin.

Aftermarket Services
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)
Revenue	$82,443	$96,005	(14)%
Cost of sales (excluding depreciation and amortization expense)	63,773	75,510	(16)%
Gross margin	$18,670	$20,495	(9)%
Gross margin percentage	23%	21%	2%

The decrease in revenue during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to decreases in revenue in the Eastern Hemisphere and Latin America of $10.0 million and $4.3 million, respectively. The decrease in revenue in the Eastern Hemisphere was primarily caused by a $3.6 million decrease in revenue in Gabon driven by our cessation of activities in the Gabon market in the current year period and a decrease in revenue of $3.1 million as a result of the sale of our Australian business in December 2014. Gross margin decreased during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to a $1.7 million decrease in gross margin in the Eastern Hemisphere primarily driven by the revenue decreases discussed above. The increase in gross margin percentage during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to our cessation of activities in the Gabon market in the current year period and a $0.5 million decrease in expense for inventory reserves.

Fabrication
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)
Revenue	$261,262	$312,472	(16)%
Cost of sales (excluding depreciation and amortization expense)	226,925	251,401	(10)%
Gross margin	$34,337	$61,071	(44)%
Gross margin percentage	13%	20%	(7)%

The decrease in revenue during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was due to decreases in revenue in North America and the Eastern Hemisphere of $60.0 million and $3.4 million, respectively, partially offset by an increase in revenue in Latin America of $12.2 million. The decrease in revenue in North America was primarily due to decreases of $33.1 million and $27.5 million in production and processing equipment revenue and compression equipment revenue, respectively. The decrease in the Eastern Hemisphere revenue was primarily due to decreases of $5.2 million and $4.8 million in production and processing equipment revenue and compression equipment revenue, respectively, partially offset by a $6.6 million increase in installation revenue. The increase in Latin America revenue was primarily due to an increase of $5.9 million and $5.4 million in production and processing equipment revenue and installation revenue, respectively. The decrease in gross margin and gross margin percentage was primarily caused by the decrease in revenue explained above, weakening market conditions over the past year resulting in lower bookings at more competitive prices in North America and a $5.1 million reduction in gross margin during the three months ended September 30, 2015 resulting from schedule delays on projects in the Eastern Hemisphere.

Costs and Expenses
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)
Selling, general and administrative	$82,124	$94,806	(13)%
Depreciation and amortization	94,924	98,256	(3)%
Long-lived asset impairment	23,708	12,385	91%
Restructuring and other charges	11,998	219	5,379%
Interest expense	28,577	25,737	11%
Equity in income of non-consolidated affiliates	(5,084)	(4,951)	3%
Other (income) expense, net	30,129	4,663	546%

The decrease in SG&A expense during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to an $8.9 million decrease in compensation and benefits costs and a $4.3 million decrease in professional and legal expenses. SG&A expense as a percentage of revenue was 13% during each of the three month periods ended September 30, 2015 and 2014.

Depreciation and amortization expense during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 decreased primarily due to $9.6 million in depreciation of installation costs recognized during the three months ended September 30, 2014 on a contract operations project in Brazil that commenced and terminated operations in 2014. Prior to the start-up of this project, we capitalized $1.9 million and $24.5 million of installation costs during the years ended December 31, 2014 and 2013, respectively. Capitalized installation costs included, among other things, civil engineering, piping, electrical instrumentation and project management costs. Installation costs capitalized on contract operations projects are depreciated over the life of the underlying contract. This decrease was partially offset by an increase in property, plant and equipment additions in North America and an increase of $2.5 million in depreciation of installation costs on contract operations projects in Mexico.

During the three months ended September 30, 2015, we reviewed the future deployment of our idle compression assets used in our North America contract operations and international contract operations segments for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 155 idle compressor units totaling approximately 54,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded an $11.9 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the three months ended September 30, 2015, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $11.8 million to reduce the book value of each unit to its estimated fair value.

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

In connection with our fleet review during the three months ended September 30, 2014, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $4.5 million to reduce the book value of each unit to its estimated fair value.

As discussed in Note 2 to the Financial Statements, in November 2014, we announced that our board of directors had authorized management to pursue a plan to separate our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company. On November 3, 2015, we completed the Spin-off of Exterran Corporation. During the three months ended September 30, 2015, we incurred $6.4 million of costs associated with the Spin-off which were primarily related to legal, consulting, audit and professional fees and a one-time cash signing bonus paid to an employee. Additionally, in the second quarter of 2015 we announced a cost reduction plan, primarily focused on workforce reductions and the reorganization of certain fabrication facilities. These actions were in response to market conditions in North America combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices. As a result of this plan, during the three months ended September 30, 2015 we incurred $5.6 million of restructuring and other charges as a result of this plan related to termination benefits and consulting fees. The costs incurred in conjunction with the Spin-off and cost reduction plan are included in restructuring and other charges in our condensed consolidated statements of operations. See Note 12 to the Financial Statements for further discussion of these charges.

The increase in interest expense during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to an increase in the average balance of long-term debt.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received payments, including an annual charge, of $5.1 million and $5.0 million during the three months ended September 30, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $13 million as of September 30, 2015, is payable in quarterly cash installments through the first quarter of 2016. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations in the periods such payments are received.

The change in other (income) expense, net, was primarily due to foreign currency losses of $28.5 million and $4.2 million during the three months ended September 30, 2015 and 2014, respectively. Our foreign currency losses included translation losses of $27.6 million and $2.8 million during the three months ended September 30, 2015 and 2014, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany obligations. Of the foreign currency losses recognized during the three months ended September 30, 2015, $26.7 million was attributable to our Brazil subsidiary’s U.S. dollar denominated intercompany obligations and were the result of a currency devaluation in Brazil and increases in our Brazil subsidiary’s intercompany payables during the current year period.

Income Taxes
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)
Provision for (benefit from) income taxes	$(3,605)	$11,215	(132)%
Effective tax rate	13.5%	31.7%	(18.2)%

The decrease in our income tax expense during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily attributable to a $20.7 million tax benefit recognized for the credit for increasing research activities (the “R&D Credit”) during the three months ended September 30, 2015. We claimed the R&D Credit in our recently filed 2014 U.S. federal tax return and intend to file amended tax returns for years prior to 2014. The decrease was partially offset by valuation allowances on net operating losses in our Brazil, Italy and Netherlands subsidiaries in the current year period and a $3.0 million state tax benefit recognized during the three months ended September 30, 2014 for amendments to prior years’ tax returns.

Discontinued Operations
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)
Income from discontinued operations, net of tax	$18,776	$18,003	4%

Income from discontinued operations, net of tax, during the three months ended September 30, 2015 and 2014 includes our operations in Venezuela that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, and results from our contract water treatment business.

As discussed in Note 3 to the Financial Statements, in June 2009, PDVSA assumed control over substantially all of our assets and operations in Venezuela. We received an installment payment, including an annual charge, totaling $18.9 million and $18.2 million during the three months ended September 30, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $83 million as of September 30, 2015, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

Net Income Attributable to the Noncontrolling Interest
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)
Net income attributable to the noncontrolling interest	$(2,071)	$(8,108)	(74)%

Noncontrolling interest comprises the portion of the Partnership’s earnings that are applicable to the Partnership’s publicly-held limited partner interest. As of September 30, 2015 and 2014, public unitholders held an ownership interest in the Partnership of 59% and 63%, respectively. The decrease in net income attributable to the noncontrolling interest during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to a decrease in earnings of the Partnership as a result of increases in long-lived asset impairment and interest expense and our increased ownership percentage in the Partnership, partially offset by the impact of the April 2015 Contract Operations Acquisition and the August 2014 MidCon Acquisition. Our ownership percentage of the Partnership increased during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 as a result of the April 2015 Contract Operations Acquisition.

The Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

North America Contract Operations
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
Revenue	$592,212	$529,463	12%
Cost of sales (excluding depreciation and amortization expense)	241,827	231,048	5%
Gross margin	$350,385	$298,415	17%
Gross margin percentage	59%	56%	3%

The increase in revenue during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily attributable to a 12% increase in average operating horsepower, which included the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition as well as organic growth in operating horsepower. Gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage increased during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the revenue increase explained above and a decrease of $5.6 million in lube oil expenses driven by a decrease in commodity prices and efficiency gains in lube oil consumption in the current year. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 18 to the Financial Statements.

International Contract Operations
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
Revenue	$350,045	$369,787	(5)%
Cost of sales (excluding depreciation and amortization expense)	130,198	135,517	(4)%
Gross margin	$219,847	$234,270	(6)%
Gross margin percentage	63%	63%	—%

The decrease in revenue during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to a $24.6 million decrease in revenue in Brazil primarily related to a project which had little incremental costs that commenced and terminated operations in 2014 and a $8.1 million decrease in revenue in the Eastern Hemisphere primarily driven by decreases in Nigeria and Indonesia. These decreases were partially offset by a $9.7 million increase in revenue in Mexico primarily driven by contracts that commenced or were expanded in scope in 2014 and 2015 and a $6.1 million increase in revenue in Argentina primarily due to higher rates and inflationary cost recoveries billed to customers in the current year period partially offset by the devaluation of the Argentine peso in the current year period. Gross margin decreased during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the revenue decrease explained above, excluding the devaluation of the Argentine peso in the current year as the impact on gross margin was insignificant. Gross margin percentage remained relatively flat primarily due to the revenue decrease explained above, excluding the devaluation of the Argentine peso in the current year as the impact on gross margin percentage was insignificant, partially offset by a reduction in labor expenses in Mexico during the current year period. While our gross margin during the nine months ended September 30, 2014 benefited from the start-up of a Brazilian project, our contract operations business is capital intensive, and as such, we did have additional costs in the form of depreciation expense, which is excluded from gross margin. Additionally, excluded from cost of sales and recorded to restructuring and other charges in our condensed consolidated statements of operations during the nine months ended September 30, 2015 were non-cash inventory write-downs of $4.2 million associated with the Spin-off primarily related to the decentralization of shared inventory components between the North America contract operations business and the international contract operations business.

Aftermarket Services
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
Revenue	$260,133	$284,412	(9)%
Cost of sales (excluding depreciation and amortization expense)	199,878	222,628	(10)%
Gross margin	$60,255	$61,784	(2)%
Gross margin percentage	23%	22%	1%

The decrease in revenue during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was due to decreases in revenue in the Eastern Hemisphere, Latin America and North America of $16.2 million, $5.8 million and $2.3 million, respectively. The decrease in revenue in the Eastern Hemisphere was primarily caused by a decrease in revenue of $5.4 million as a result of the sale of our Australian business in December 2014 and a $4.6 million decrease in revenue in Gabon driven by our cessation of activities in the Gabon market in the current year period. Gross margin decreased during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to decreases in gross margin in Latin America and the Eastern Hemisphere of $1.5 million and $0.9 million, respectively partially offset by a $0.9 million increase in gross margin in North America. Gross margin percentage during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 remained relatively flat.

Fabrication
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
Revenue	$860,025	$922,448	(7)%
Cost of sales (excluding depreciation and amortization expense)	734,897	760,972	(3)%
Gross margin	$125,128	$161,476	(23)%
Gross margin percentage	15%	18%	(3)%

The decrease in revenue during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was due to a decrease in revenue in North America and the Eastern Hemisphere of $58.6 million and $32.4 million, respectively, partially offset by higher revenue in Latin America of $28.6 million. The decrease in revenue in North America was due to decreases of $47.8 million and $43.5 million in compression equipment revenue and production and processing equipment revenue, respectively, partially offset by an increase of $32.7 million in installation revenue. The decrease in Eastern Hemisphere revenue was due to decreases of $21.8 million and $17.3 million in compression equipment revenue and installation revenue, respectively, partially offset by an increase of $6.7 million in production and processing equipment revenue. The increase in Latin America revenue was primarily due to an increase of $25.7 million in compression equipment revenue. The decreases in gross margin and gross margin percentage were primarily caused by the revenue decrease explained above, weakening market conditions over the past year resulting in lower bookings at more competitive prices in North America, a $10.8 million reduction in gross margin during the nine months ended September 30, 2015 resulting from schedule delays on projects in the Eastern Hemisphere, an increase of $3.0 million in expense for inventory reserves during the current year period and a shift in product mix in North America during the current year period. These decreases were partially offset by costs charged to one project in North America related to a warranty expense accrual of approximately $11.0 million during the nine months ended September 30, 2014. Excluded from cost of sales and recorded to restructuring and other charges in our condensed consolidated statements of operations during the nine months ended September 30, 2015 were non-cash inventory write-downs of $4.5 million primarily related to our decision to exit the manufacturing of cold weather packages, which had historically been performed at a fabrication facility in North America we recently decided to close.

Costs and Expenses
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
Selling, general and administrative	$252,684	$283,096	(11)%
Depreciation and amortization	285,057	295,734	(4)%
Long-lived asset impairment	51,860	26,039	99%
Restructuring and other charges	36,392	5,394	575%
Interest expense	84,273	86,767	(3)%
Equity in income of non-consolidated affiliates	(15,152)	(14,553)	4%
Other (income) expense, net	38,975	(1,442)	(2,803)%

The decrease in SG&A expense during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to a $20.3 million decrease in compensation and benefits costs, a $6.0 million decrease in professional and legal fees and a $3.1 million decrease in state and local taxes. SG&A as a percentage of revenue was 12% and 13% during the nine months ended September 30, 2015 and 2014, respectively.

Depreciation and amortization expense during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 decreased primarily due to $29.2 million in depreciation of installation costs recognized during the nine months ended September 30, 2014 on a contract operations project in Brazil that commenced and terminated operations in 2014. Prior to the start-up of this project, we capitalized $1.9 million and $24.5 million of installation costs during the years ended December 31, 2014 and 2013, respectively. Capitalized installation costs included, among other things, civil engineering, piping, electrical instrumentation and project management costs. Installation costs capitalized on contract operations projects are depreciated over the life of the underlying contract. This decrease was partially offset by an increase in property, plant and equipment and intangible asset additions in North America, including the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition, and an increase of $6.1 million in depreciation of installation costs on contract operations projects in Mexico.

During the nine months ended September 30, 2015, we reviewed the future deployment of our idle compression assets used in our North America contract operations and international contract operations segments for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 315 idle compressor units totaling approximately 136,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $37.7 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the nine months ended September 30, 2015, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $12.8 million to reduce the book value of each unit to its estimated fair value.

During the first quarter of 2015, we evaluated a long-term note receivable from the purchaser of our Canadian contract operations and aftermarket services businesses (“Canadian Operations”) for impairment. This review was triggered by an offer from the purchaser of our Canadian Operations to prepay the note receivable at a discount to its current book value. The fair value of the note receivable as of March 31, 2015 was based on the amount offered by the purchaser of our Canadian Operations to prepay the note receivable. The difference between the book value of the note receivable at March 31, 2015 and its fair value resulted in the recording of an impairment of long-lived assets of $1.4 million during the nine months ended September 30, 2015. In April 2015, we accepted the offer to early settle this note receivable.

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

In connection with our fleet review during the nine months ended September 30, 2014, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $4.5 million to reduce the book value of each unit to its estimated fair value.

As discussed in Note 2 to the Financial Statements, in November 2014, we announced that our board of directors had authorized management to pursue a plan to separate our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company. On November 3, 2015, we completed the Spin-off of Exterran Corporation. During the nine months ended September 30, 2015, we incurred $24.8 million of costs associated with the Spin-off which were primarily related to legal, consulting, audit and professional fees, a one-time cash signing bonus paid to an employee and non-cash inventory write-downs. Non-cash inventory write-downs, which primarily related to the decentralization of shared inventory components between the North America contract operations business and the international contract operations business, totaled $5.7 million during the nine months ended September 30, 2015. Additionally, in the second quarter of 2015 we announced a cost reduction plan, primarily focused on workforce reductions and the reorganization of certain fabrication facilities. These actions were in response to market conditions in North America combined with the impact of lower international activity due to customer budget cuts driven by lower oil prices. During the nine months ended September 30, 2015, we incurred $11.6 million of restructuring and other charges as a result of this plan, of which $7.6 million related to termination benefits and consulting fees and $4.0 million related to non-cash write-downs of inventory. The non-cash inventory write-downs were the result of our decision to exit the manufacturing of cold weather packages, which had historically been performed at a fabrication facility in North America we recently decided to close. The costs incurred in conjunction with the Spin-off and cost reduction plan are included in restructuring and other charges in our condensed consolidated statements of operations. See Note 12 to the Financial Statements for further discussion of these charges.

In January 2014, we announced a plan to centralize our make-ready operations to improve the cost and efficiency of our shops and further enhance the competitiveness of our fleet of compressors. As part of this plan, we examined both recent and anticipated changes in the North America market, including the throughput demand of our shops and the addition of new equipment to our fleet. To better align our costs and capabilities with the current market, we closed several of our make-ready shops. The centralization of our make-ready operations was completed in the second quarter of 2014. During the nine months ended September 30, 2014, we incurred $5.4 million of restructuring and other charges primarily related to termination benefits and a non-cash write-down of inventory associated with the centralization of our make-ready operations. See Note 12 to the Financial Statements for further discussion of these charges.

The decrease in interest expense during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was due to a decrease in the average effective interest rate on our debt, partially offset by an increase in the average balance of long-term debt. The decrease in the average effective interest rate was primarily due to the redemption of $355.0 million aggregate principal amount of 4.25% convertible senior notes, which including the debt discount had an effective interest rate of 11.67%, in the second quarter of 2014 with borrowings from our revolving credit facility.

In March 2012, our Venezuelan joint ventures sold their assets to PDVSA Gas. We received payments, including an annual charge, of $15.2 million and $14.7 million during the nine months ended September 30, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $13 million as of September 30, 2015, is payable in quarterly cash installments through the first quarter of 2016. Payments we receive from the sale will be recognized as equity in (income) loss of non-consolidated affiliates in our consolidated statements of operations in the periods such payments are received.

The change in other (income) expense, net, was primarily due to foreign currency losses of $39.6 million and $2.0 million during the nine months ended September 30, 2015 and 2014, respectively. Our foreign currency losses included a translation loss of $35.5 million during the nine months ended September 30, 2015 compared to a translation gain of $0.1 million during the nine months ended September 30, 2014 related to the functional currency remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany obligations. Of the foreign currency losses recognized during the nine months ended September 30, 2015, $35.3 million was attributable to our Brazil subsidiary’s U.S. dollar denominated intercompany obligations and were the result of a currency devaluation in Brazil and increases in our Brazil subsidiary’s intercompany payables during the current year period. The change in other (income) expense, net, was also due to a $3.4 million decrease in gain on sale of property, plant and equipment.

Income Taxes
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
Provision for income taxes	$14,628	$31,494	(54)%
Effective tax rate	68.0%	42.0%	26.0%

The decrease in our income tax expense during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily attributable to a $20.7 million benefit recognized for the R&D Credit and a $1.1 million benefit recognized for the Texas Margin Tax rate reduction during the nine months ended September 30, 2015. We claimed the R&D credit in our recently filed 2014 U.S. federal tax return and intend to file amended tax returns for years prior to 2014. The decrease was partially offset by valuation allowances on net operating losses in our Brazil, Italy and Netherlands subsidiaries in the current year period and a $3.0 million state tax benefit recognized during the nine months ended September 30, 2014 for amendments to prior years’ tax returns. Additionally, the effective tax rate during the nine months ended September 30, 2015 was negatively impacted by lower income or losses in low or no tax jurisdictions.

Discontinued Operations
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
Income from discontinued operations, net of tax	$37,743	$54,499	(31)%

Income from discontinued operations, net of tax, during the nine months ended September 30, 2015 and 2014 includes our operations in Venezuela that were expropriated in June 2009, including compensation for expropriation and costs associated with our arbitration proceeding, and results from our contract water treatment business.

As discussed in Note 3 to the Financial Statements in August 2012, our Venezuelan subsidiary sold its previously nationalized assets to PDVSA Gas. We received installment payments, including an annual charge, totaling $37.6 million and $54.1 million during the nine months ended September 30, 2015 and 2014, respectively. The remaining principal amount due to us of approximately $83 million as of September 30, 2015, is payable in quarterly cash installments through the third quarter of 2016. We have not recognized amounts payable to us by PDVSA Gas as a receivable and will therefore recognize quarterly payments received in the future as income from discontinued operations in the periods such payments are received. In October 2015, we received an additional installment payment, including an annual charge, of $19.1 million. The proceeds from the sale of the assets are not subject to Venezuelan national taxes due to an exemption allowed under the Venezuelan Reserve Law applicable to expropriation settlements. In addition, and in connection with the sale, we and the Venezuelan government agreed to waive rights to assert certain claims against each other.

Net Income Attributable to the Noncontrolling Interest
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
Net income attributable to the noncontrolling interest	$(20,192)	$(18,892)	7%

Noncontrolling interest comprises the portion of the Partnership’s earnings that are applicable to the Partnership’s publicly-held limited partner interest. As of September 30, 2015 and 2014 public unitholders held an ownership interest in the Partnership of 59% and 63%, respectively. The increase in net income attributable to the noncontrolling interest during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to an increase in earnings of the Partnership as a result of the April 2015 Contract Operations Acquisition, the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition as well as organic growth in operating horsepower, partially offset by increases in interest expense and long-lived asset impairment and our increased ownership percentage in the Partnership. Our ownership percentage of the Partnership increased during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as a result of the April 2015 Contract Operations Acquisition.

Liquidity and Capital Resources

Our unrestricted cash balance was $32.5 million at September 30, 2015, compared to $39.7 million at December 31, 2014. Working capital increased to $705.4 million at September 30, 2015 from $655.0 million at December 31, 2014. The increase in working capital was primarily due to decreases in accounts payable, billings on uncompleted contracts in excess of costs and estimated earnings, accrued liabilities and deferred revenue, partially offset by decreases in accounts receivable and inventory. The decrease in accounts payable was primarily caused by lower fabrication activity in North America and a reduction in capital expenditures in North America. The decrease in billings on uncompleted contracts in excess of costs and estimated earnings was due to lower fabrication activity in North America. The decrease in accrued liabilities was primarily due to a decrease in accrued compensation and benefits and a decrease in income taxes payable and other accrued taxes, partially offset by an increase in accrued interest. The decrease in deferred revenue was primarily due to the timing of fabrication projects in North America and the Eastern Hemisphere and the timing of contract operations projects in Mexico. The decrease in accounts receivable was primarily driven by the timing of payments from customers in North America and Mexico.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in) continuing operations:
Operating activities	$312,360	$276,168
Investing activities	(307,889)	(846,450)
Financing activities	(47,278)	518,414
Effect of exchange rate changes on cash and cash equivalents	(976)	(3,797)
Discontinued operations	36,560	53,789
Net change in cash and cash equivalents	$(7,223)	$(1,876)

Operating Activities.  The increase in net cash provided by operating activities during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily driven by a decrease of $59.0 million in accounts receivable during the nine months ended September 30, 2015 compared to an increase of $43.3 million in accounts receivable during the nine months ended September 30, 2014, partially offset by a decrease of $51.7 million in accounts payable and other liabilities during the nine months ended September 30, 2015 compared to an increase of $10.8 million in accounts payable and other liabilities during the nine months ended September 30, 2014.

Investing Activities.  The decrease in net cash used in investing activities during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily attributable to $494.8 million paid for the August 2014 MidCon Acquisition and April 2014 MidCon Acquisition during the nine months ended September 30, 2014 and a decrease of $35.5 million in capital expenditures during the current year period.

Financing Activities.  The decrease in net cash provided by financing activities during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to a $395.3 million decrease in net borrowings of long-term debt and a $168.3 million decrease in net proceeds received from public offerings by the Partnership of its common units.

Discontinued Operations.  The decrease in net cash provided by discontinued operations during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily attributable to a $16.5 million decrease in proceeds received from the sale of our Venezuelan subsidiary’s assets to PDVSA Gas.

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

We generally invest funds necessary to fabricate fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our targeted return on capital. We currently plan to spend approximately $380 million to $410 million in net capital expenditures during 2015, including (1) approximately $260 million to $280 million on contract operations growth capital expenditures and (2) approximately $95 million to $105 million on equipment maintenance capital related to our contract operations business. Net capital expenditures are net of proceeds from used fleet sales.

Long-Term Debt.  As of September 30, 2015, we had approximately $2.1 billion in outstanding debt obligations, consisting of $330.0 million outstanding under our revolving credit facility, $350.0 million outstanding under our 7.25% senior notes, $554.0 million outstanding under the Partnership’s revolving credit facility, $150.0 million outstanding under the Partnership’s term loan facility, $346.0 million outstanding under the Partnership’s 6% senior notes due April 2021 and $345.2 million outstanding under the Partnership 2014 Notes.

In July 2011, we entered into a five-year, $1.1 billion senior secured revolving credit facility (the “Credit Facility”). In March 2012, we decreased the borrowing capacity under this facility to $900.0 million. In September 2015, we amended the Credit Facility to, among other things, extend the maturity date of the loans made by certain of our lenders (the “Consenting Lenders”) from July 8, 2016 to July 8, 2017, representing a one-year extension of the availability period under the Credit Facility. The commitments of the Consenting Lenders total approximately $780.4 million. The maturity date of the loans made by lenders that are not Consenting Lenders will remain July 8, 2016, which was the original maturity date under the Credit Facility. The commitments of these lenders total approximately $119.6 million. As a result of these amendments, the Credit Facility provides for a $900 million revolving credit facility that will be available until July 8, 2016 and a revolving credit facility of approximately $780.4 million that will be available from July 8, 2016 to July 8, 2017. Borrowings associated with the lenders that are not Consenting Lenders of approximately $43.9 million as of September 30, 2015 are classified as long-term because we have the intent and ability to refinance the maturity of these borrowings under the amended Credit Facility. As of September 30, 2015, we had $330 million in outstanding borrowings and $108.5 million in outstanding letters of credit under the Credit Facility. At September 30, 2015, taking into account guarantees through letters of credit, we had undrawn and available capacity of $461.5 million under the Credit Facility. Subsequent to September 30, 2015 and prior to the completion of the Spin-off, we expect to incur additional borrowings under our Credit Facility of between $25 million and $30 million to finance expenses related to the completion of the Spin-off and related debt financings.

Borrowings under the Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.50% to 2.50% and (ii) in the case of base rate loans, from 0.50% to 1.50%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At September 30, 2015, all amounts outstanding under the Credit Facility were LIBOR loans and the applicable margin was 1.5%. The weighted average annual interest rate at September 30, 2015 and September 30, 2014 on the outstanding balance under the Credit Facility was 1.7%. During the nine months ended September 30, 2015 and 2014, the average daily debt balance under the Credit Facility was $381.8 million and $231.6 million, respectively.

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

The Credit Facility contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We are also subject to financial covenants, including a ratio of Adjusted EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 5.0 to 1.0 and a ratio of Senior Secured Debt (as defined in the credit agreement) to Adjusted EBITDA of not greater than 4.0 to 1.0. As of September 30, 2015 we maintained a 15.0 to 1.0 Adjusted EBITDA to Total Interest Expense ratio, a 1.6 to 1.0 consolidated Total Debt to Adjusted EBITDA ratio and a 0.8 to 1.0 Senior Secured Debt to Adjusted EBITDA ratio. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of September 30, 2015, we were in compliance with all financial covenants under the Credit Facility. On November 3, 2015, we terminated the Credit Facility and repaid all borrowings and accrued and unpaid interest outstanding on the repayment date.

In November 2010, we issued $350.0 million aggregate principal amount of 7.25% senior notes (the “7.25% Notes”). The 7.25% Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries that guarantee indebtedness under the Credit Facility and certain of our future subsidiaries. The Partnership and its subsidiaries have not guaranteed the 7.25% Notes. The 7.25% Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 7.25% Notes and guarantees are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, of our non-guarantor subsidiaries. Effective December 1, 2014, we may redeem all or a part of the 7.25% Notes at redemption prices (expressed as percentages of principal amount) equal to 103.625% for the twelve-month period beginning on December 1, 2014, 101.813% for the twelve-month period beginning on December 1, 2015 and 100.000% for the twelve-month period beginning on December 1, 2016 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date of the 7.25% Notes. On November 4, 2015, we called the principal amount and accrued and unpaid interest outstanding under our 7.25% Notes.

In November 2010, the Partnership amended and restated its senior secured credit agreement (the “Partnership Credit Agreement”) to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. The Partnership amended the Partnership Credit Agreement in March 2013 to reduce the borrowing capacity under its revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. In February 2015, the Partnership amended its Partnership Credit Agreement, which among other things, increased the borrowing capacity under its revolving credit facility by $250.0 million to $900.0 million. As of September 30, 2015, the Partnership had undrawn and available capacity of $346.0 million under its revolving credit facility.

The Partnership’s revolving credit and term loan facilities bear interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At September 30, 2015, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance under these facilities at September 30, 2015 and 2014, excluding the effect of interest rate swaps, was 2.7%. During the nine months ended September 30, 2015 and 2014, the average daily debt balance under these facilities was $659.1 million and 397.1 million, respectively.

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

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Partnership Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the April 2015 Contract Operations Acquisition closed during the second quarter of 2015, the Partnership’s Total Debt to EBITDA ratio threshold was temporarily increased to 5.5 to 1.0 during the quarter ended June 30, 2015 and will continue at that level through December 31, 2015, reverting to 5.25 to 1.0 for the quarter ending March 31, 2016 and subsequent quarters. As of September 30, 2015, the Partnership maintained a 4.8 to 1.0 EBITDA to Total Interest Expense ratio, a 4.2 to 1.0 Total Debt to EBITDA ratio and a 2.1 to 1.0 Senior Secured Debt to EBITDA ratio. A material adverse effect with respect to the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts the Partnership’s ability to perform its obligations under the Partnership Credit Agreement, could lead to a default under that agreement. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreements, which would accelerate the Partnership’s obligation to repay its indebtedness under those agreements. As of September 30, 2015, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

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

The Partnership has entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with its variable rate debt. At September 30, 2015, the Partnership was a party to interest rate swaps with a notional value of $500.0 million pursuant to which it makes fixed payments and receives floating payments. The Partnership’s interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of September 30, 2015, the weighted average effective fixed interest rate on the interest rate swaps was 1.6%. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this report for further discussion of the interest rate swap agreements.

On July 10, 2015, we and our wholly owned subsidiary, Archrock Services, L.P. (the “Archrock Borrower”), entered into a credit agreement (the “Archrock Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as the administrative agent, and various financial institutions as lenders, which provided for a $300.0 million revolving credit facility (the “Archrock Credit Facility”) to be made available to the Archrock Borrower. On October 5, 2015, the parties amended the terms of the Archrock Credit Facility to increase the borrowing capacity from $300.0 million to $350.0 million. Availability under the Archrock Credit Facility was subject to the satisfaction of certain conditions precedent, including (i) the payoff and termination of our existing Credit Facility and (ii) the consummation of the Spin-off on or before January 4, 2016 (the date on which those conditions are satisfied is referred to as the “Archrock Initial Availability Date”). No borrowings were outstanding under the Archrock Credit Facility as of September 30, 2015 because the Archrock Initial Availability Date had not yet occurred. As a result of the completion of the Spin-off, the Archrock Initial Availability Date was November 3, 2015.

On July 10, 2015, our wholly owned subsidiary Exterran Energy Solutions, L.P. (“EESLP”), which upon the completion of the Spin-off is a wholly owned subsidiary of Exterran Corporation, and Exterran Corporation entered into a $750.0 million credit agreement (the “Exterran Corporation Credit Agreement”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders. On October 5, 2015, the parties amended and restated the terms of the Exterran Corporation Credit Agreement to provide for a new $925.0 million credit facility, consisting of a $680.0 million revolving credit facility and a $245.0 million term loan facility. Availability under the Exterran Corporation Credit Facility was subject to the satisfaction of certain conditions precedent, including the consummation of the Spin-off on or before January 4, 2016 (the date on which those conditions are satisfied is referred to as the “Initial Availability Date”). No borrowings were outstanding under the Exterran Corporation Credit Facility as of September 30, 2015 because the Initial Availability Date had not yet occurred. As a result of the completion of the Spin-off, the Initial Availability Date was November 3, 2015.

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

Argentina’s current regulations restrict foreign exchange, including exchanging Argentine pesos for U.S. dollars in certain cases, and we are unable to freely repatriate cash from Argentina. Therefore, the cash flow from our operations in Argentina may not be a reliable source of funding for our operations outside of Argentina, which could limit our ability to grow. Restrictions on our ability to exchange Argentine pesos for U.S. dollars subject us to risk of currency devaluation on future earnings in Argentina. During the nine months ended September 30, 2015 and 2014, we used Argentine pesos to purchase certain short term investments in Argentine government issued U.S. dollar denominated bonds. The effective peso to U.S. dollar exchange rate embedded in the purchase price of $15.3 million and $24.3 million of bonds purchased during the nine months ended September 30, 2015 and 2014, respectively, resulted in our recognition of a loss of $3.9 million and $6.5 million, respectively, which is included in other (income) expense, net, in our condensed consolidated statements of operations. In future periods, we may seek to use Argentine pesos to purchase certain short-term investments in Argentine government issued U.S. dollar denominated bonds, which may result in transaction losses due to the effective peso to U.S. dollar exchange rate embedded in the purchase price of such bonds. As of September 30, 2015, $9.5 million of our cash was in Argentina.

Dividends.  On October 18, 2015 our board of directors declared a quarterly dividend of $0.15 per share of common stock, which is expected to be paid on October 30, 2015 to stockholders of record at the close of business on October 26, 2015. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

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

On October 25, 2015, Exterran GP LLC’s board of directors approved a cash distribution by the Partnership of $0.5725 per limited partner unit, or approximately $39.7 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from July 1, 2015 through September 30, 2015. The record date for this distribution is November 9, 2015 and payment is expected to occur on November 13, 2015.

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

For a reconciliation of gross margin to net income (loss), see Note 18 to the Financial Statements.

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

The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(4,233)	$42,158	$44,641	$97,915
Income from discontinued operations, net of tax	(18,776)	(18,003)	(37,743)	(54,499)
Depreciation and amortization	94,924	98,256	285,057	295,734
Long-lived asset impairment	23,708	12,385	51,860	26,039
Restructuring and other charges	11,998	219	36,392	5,394
Investment in non-consolidated affiliates impairment	33	—	33	197
Proceeds from sale of joint venture assets	(5,117)	(4,951)	(15,185)	(14,750)
Interest expense	28,577	25,737	84,273	86,767
(Gain) loss on currency exchange rate remeasurement of intercompany balances	27,551	2,766	35,550	(116)
Expensed acquisition costs	—	866	—	2,410
Provision for (benefit from) income taxes	(3,605)	11,215	14,628	31,494
EBITDA, as adjusted	$155,060	$170,648	$499,506	$476,585

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

We have significant international operations. The net assets and liabilities of these operations are exposed to changes in currency exchange rates. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. We recorded foreign currency losses of $39.6 million and $2.0 million in our condensed consolidated statements of operations during the nine months ended September 30, 2015 and 2014, respectively. Our foreign currency gains and losses are primarily due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than the functional currency, including foreign currency exchange rate changes recorded on intercompany obligations. Our material exchange rate exposure relates to intercompany loans denominated in U.S. dollars to subsidiaries whose functional currencies are the Brazilian Real and the Euro, which loans carried balances of $84.6 million and $32.0 million U.S. dollars, respectively, as of September 30, 2015. Our foreign currency losses included a translation loss of $35.5 million and a translation gain of $0.1 million during the nine months ended September 30, 2015 and 2014, respectively, related to the functional currency remeasurement of our foreign subsidiaries’ U.S. dollar denominated intercompany obligations. Of the foreign currency losses recognized during the nine months ended September 30, 2015, $35.3 million was attributable to our Brazil subsidiary’s U.S. dollar denominated intercompany obligations and were the result of a currency devaluation in Brazil and increases in our Brazil subsidiary’s intercompany payables during the current year period. Changes in exchange rates may create gains or losses in future periods to the extent we maintain net assets and liabilities not denominated in the functional currency.

Argentina’s current regulations restrict foreign exchange, including exchanging Argentine pesos for U.S. dollars in certain cases, and we are unable to freely repatriate cash from Argentina. Therefore, the cash flow from our operations in Argentina may not be a reliable source of funding for our operations outside of Argentina, which could limit our ability to grow. Restrictions on our ability to exchange Argentine pesos for U.S. dollars subject us to risk of currency devaluation on future earnings in Argentina. During the nine months ended September 30, 2015 and 2014, we used Argentine pesos to purchase certain short term investments in Argentine government issued U.S. dollar denominated bonds. The effective peso to U.S. dollar exchange rate embedded in the purchase price of $15.3 million and $24.3 million of bonds purchased during the nine months ended September 30, 2015 and 2014, respectively, resulted in our recognition of a loss of $3.9 million and $6.5 million, respectively, which is included in other (income) expense, net, in our condensed consolidated statements of operations. In future periods, we may seek to use Argentine pesos to purchase certain short-term investments in Argentine government issued U.S. dollar denominated bonds, which may result in transaction losses due to the effective peso to U.S. dollar exchange rate embedded in the purchase price of such bonds. As of September 30, 2015, $9.5 million of our cash was in Argentina.

As of September 30, 2015, after taking into consideration interest rate swaps, we had $534.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at September 30, 2015 would result in an annual increase in our interest expense of approximately $5.3 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 9 to the Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of September 30, 2015 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as well as the risk factors set forth below.

Exterran Corporation is due to receive a substantial amount in installment payments from the purchaser of our previously nationalized Venezuelan assets, the nonpayment of which would render Exterran Corporation unable to contribute amounts corresponding to those funds to us, which would negatively impact our liquidity and financial condition.

In March 2012 and August 2012, we sold our previously nationalized Venezuelan joint venture assets and Venezuelan subsidiary assets, respectively, to PDVSA Gas, S.A., or PDVSA Gas, a subsidiary of PDVSA, for aggregate consideration of approximately $550 million. As of September 30, 2015, we have received payments, including annual charges, of approximately $474 million ($50 million of which was used to repay insurance proceeds previously collected under the policy we maintained for the risk of expropriation). Pursuant to the separation and distribution agreement we entered into in connection with the Spin-off, Exterran Corporation or its subsidiary is due to receive the remaining principal amount as of October 31, 2015 of approximately $79 million in installments through the third quarter of 2016. As these remaining proceeds are received, Exterran Corporation intends to contribute to us an amount equal to such proceeds pursuant to the terms of the separation and distribution agreement.

PDVSA’s payments to many of its suppliers and partners are currently significantly in arrears, and PDVSA’s payments to us have been in arrears from time to time in the past. The ongoing social, political, economic and legal climate has given rise to significant uncertainties about the country’s economic and political stability. Since the presidential election in the first half of 2013, the Venezuelan government has increasingly used foreign-exchange, price and capital controls to attempt to address the country’s economic challenges. If current political unrest were to develop into a prolonged period of governmental or economic instability, or if PDVSA becomes increasingly unable to pay its suppliers and partners due to the detrimental effect of recent commodity price declines on Venezuela’s economy or for other reasons, Exterran Corporation’s ability to recover in full, and our ability to receive additional contributions corresponding to, the remaining proceeds to be paid from PDVSA Gas to Exterran Corporation could be adversely impacted. If Exterran Corporation or its subsidiary does not receive these remaining proceeds and we do not receive additional contributions from Exterran Corporation corresponding to the amount of such proceeds, our liquidity and financial condition would be negatively impacted.

In addition, in the event that PDVSA Gas defaults on any installment payment and Exterran Corporation is unwilling or unable to recover such installment payment, we may incur significant costs and expenses and expend significant resources, including the time and attention of our management team, in pursuing the recovery of such installment payment, which may negatively impact our business and financial condition.

We have the right to receive a cash payment from Exterran Corporation upon the refinancing of its term loan under certain conditions, which if not met would negatively impact our liquidity and financial condition.

In October 2015, a subsidiary of Exterran Corporation entered into a new $245.0 million term loan, which will mature on November 3, 2017. Exterran Corporation or its subsidiary will be required to refinance its term loan at or prior to its maturity date by entering into one or more new facilities or otherwise raising the funds necessary to repay the outstanding principal amount under the term loan. In the event that Exterran Corporation or its subsidiary refinances the term loan with the proceeds of a qualified capital raise, as that term is used in the separation and distribution agreement, Exterran Corporation's operating subsidiary will contribute to one of our subsidiaries the right to receive, promptly following the occurrence of such qualified capital raise, a $25.0 million cash payment. No assurance can be given that Exterran Corporation or its subsidiary will be able to enter into new facilities or issue equity in the future on attractive terms or at all. If Exterran Corporation or its subsidiary is unable to consummate a qualified capital raise, we will not receive the $25.0 million cash payment, which would negatively impact our liquidity and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our repurchases of equity securities during the three months ended September 30, 2015:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
July 1, 2015 - July 31, 2015	—	$—	N/A	N/A
August 1, 2015 - August 31, 2015	864	22.32	N/A	N/A
September 1, 2015 - September 30, 2015	793	20.44	N/A	N/A
Total	1,657	$21.42	N/A	N/A
________________________________

(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

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
4.1
Ninth Supplemental Indenture, dated as of June 27, 2012, by and among Exterran Holdings, Inc., Exterran Energy LLC and U.S. Bank National Association, as trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012

4.2
Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.3
Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, for the 4.25% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.4
Indenture, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, for the 7.25% Senior Notes due 2018, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

10.1
First Amendment to Senior Secured Credit Agreement, dated as of September 11, 2015, by and among Exterran Holdings, Inc., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto, incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on September 17, 2015

10.2
First Amendment to Credit Agreement, dated as of October 5, 2015, by and among Exterran Holdings, Inc., Archrock Services, L.P., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 6, 2015

10.3
Amended and Restated Credit Agreement, dated as of October 5, 2015, by and among Exterran Corporation, Exterran Energy Solutions, L.P., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 6, 2015

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
________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHROCK, INC.

Date: November 5, 2015	By:	/s/ JON C. BIRO
Jon C. Biro
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
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
4.1
Ninth Supplemental Indenture, dated as of June 27, 2012, by and among Exterran Holdings, Inc., Exterran Energy LLC and U.S. Bank National Association, as trustee, for the 4.75% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012

4.2
Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.3
Supplemental Indenture, dated as of June 10, 2009, between Exterran Holdings, Inc. and Wells Fargo Bank, National Association, as trustee, for the 4.25% Convertible Senior Notes due 2014, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on June 16, 2009

4.4
Indenture, dated as of November 23, 2010, by and among Exterran Holdings, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, for the 7.25% Senior Notes due 2018, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 24, 2010

10.1
First Amendment to Senior Secured Credit Agreement, dated as of September 11, 2015, by and among Exterran Holdings, Inc., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto, incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on September 17, 2015

10.2
First Amendment to Credit Agreement, dated as of October 5, 2015, by and among Exterran Holdings, Inc., Archrock Services, L.P., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 6, 2015

10.3
Amended and Restated Credit Agreement, dated as of October 5, 2015, by and among Exterran Corporation, Exterran Energy Solutions, L.P., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 6, 2015

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
________________________________

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.