Form 10-K/A
period 2015-12-31
Archrock, Inc.
filed 2017-02-09
CIK 1389050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
Form 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

______________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2016 Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 18, 2016, are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE

Archrock, Inc. (“Archrock”, “our”, “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2015, as originally filed with the Securities and Exchange Commission (the "SEC") on February 29, 2016 (the “Original Filing”), to restate our Consolidated Financial Statements and related disclosures as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 (including the unaudited quarterly periods within 2015 and 2014). This Form 10-K/A also amends certain other items in the Original Filing, as listed in “Items Amended in This Filing” below.

Background and Effects of Restatement

On November 3, 2015, Archrock (formerly named Exterran Holdings, Inc.) completed the spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation (the “Spin-off”). Since the completion of the Spin-off, Archrock and Exterran Corporation have been independent, publicly traded companies.

Subsequent to the Original Filing, Archrock was notified that senior management of Exterran Corporation identified errors relating to the application of percentage-of-completion accounting principles to certain engineering, procurement and construction (“EPC”) projects in the Middle East by its Belleli subsidiary. As disclosed in a Current Report on Form 8-K filed by Exterran Corporation with the SEC on April 26, 2016, on that date Exterran Corporation’s management and the Audit Committee of its Board of Directors determined, based on the preliminary results of an internal investigation, that Exterran Corporation’s consolidated and combined financial statements and related report of independent registered public accounting firm within its Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the SEC on February 26, 2016, should no longer be relied upon as a result of errors, and possible irregularities, relating to the accounting for certain Belleli EPC projects.

On the same date as Exterran Corporation’s April 26, 2016 filing of the Form 8-K, Archrock filed a Current Report on Form 8-K disclosing that Archrock’s management and the Audit Committee of its Board of Directors were in the process of reviewing the matter to determine its possible impact on the historical financial statements of Archrock.

On January 4, 2017, Exterran Corporation filed an Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2015 to restate its consolidated and combined financial statements and related disclosures as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 (including the unaudited quarterly periods within 2015 and 2014). Exterran Corporation’s Form 10-K/A disclosed that as a result of the internal investigation, Exterran Corporation’s management identified inaccuracies related to Belleli EPC projects in estimating the total costs required to complete projects, estimating penalties for liquidated damages and cost of sales amounts charged to projects impacting the years ended December 31, 2015, 2014, 2013, 2012 and 2011 (including the unaudited quarterly periods within 2015 and 2014). Additionally, prior period errors were separately identified related to the miscalculation and recovery of non-income-based tax receivables as of December 31, 2011.

Along with restating its financial statements to correct the errors discussed above, Exterran Corporation recorded adjustments for certain immaterial accounting errors related to the periods covered in its Form 10-K/A.

Archrock’s management and the Audit Committee of its Board of Directors conducted a review of the accounting matters that were evaluated by Exterran Corporation in order to determine the impacts of such matters on the pre-Spin-off historical financial statements of Archrock. The matters identified do not relate to Archrock’s ongoing operations. Exterran Corporation’s results of operations have been reported as discontinued operations, net of tax, in the Original Filing and in this Form 10-K/A in Archrock’s consolidated statement of operations for all periods presented and were previously included in the international contract operations segment, aftermarket services segment and fabrication segment prior to the Spin-off. Subsequent to the Spin-off, Archrock no longer operates in the international contract operations, international aftermarket services or fabrication businesses.

On January 4, 2017, the Audit Committee of the Board of Directors of Archrock, upon the recommendation of Archrock’s management, determined that Archrock’s consolidated financial statements for its fiscal years ended December 31, 2015, 2014 and 2013, including related reports of its independent registered public accounting firm, and the unaudited financial statements for each quarter of 2015 and 2014, should no longer be relied upon. The determination that Archrock’s financial statements for the periods listed should not be relied upon was made by Archrock’s Audit Committee and management after considering conclusions reached by Exterran Corporation described above.

Archrock’s consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 and related financial information have been restated to reflect adjustments for the accounting errors related to the matters described above. For further details, see Note 23 “Restatement of Previously Reported Consolidated Financial Statements.” Restated quarterly information for each of the quarterly periods in the years ended December 31, 2015 and 2014 is set forth in Note 24 “Impact of Restatement Adjustments on Unaudited Quarterly Financial Statements.” Restated balances have been identified with the notation “As Restated” where appropriate and the term “As Previously Reported” is used to refer to balances from the 2015 consolidated financial statements as reported in the Original Filing.

We have not filed amendments to any previously filed Quarterly Reports on Form 10-Q to restate financial information presented for the periods affected by the restatement. We believe presenting amended and restated unaudited quarterly financial information in this Form 10-K/A allows the readers to review relevant data in a single presentation along with the revised evaluation of controls and procedures. Accordingly, investors should rely only on the financial information regarding the restated periods in this Form 10-K/A or in future filings with the SEC (as applicable), and not on any previously filed reports relating to those periods. We are concurrently filing Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016, June 30, 2016 and September 30, 2016 which will include disclosure of the effects of the restatement on the comparative March 31, 2015, June 30, 2015 and September 30, 2015 quarterly periods.

Items Amended in This Filing

For the convenience of the reader, this Amendment sets forth the information in the Original Filing, in its entirety, as such information is modified and superseded where necessary to reflect the restatement of our consolidated financial statements as a result of the errors discussed above. References throughout this document to “Form 10-K” have been amended to “Form 10-K/A” where appropriate. Except as noted below, this Amendment does not affect any other parts of the Original Filing, nor does it reflect events occurring after the date of the Original Filing or amend or otherwise update any information in the Original Filing. The following Items have been amended as a result of the restatement:

• Part I, Disclosure Regarding Forward-Looking Statements

•	Part I, Item 1A. Risk Factors

•	Part I, Item 3. Legal Proceedings
• Part II, Item 6. Selected Financial Data
• Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
• Part II, Item 9A. Controls and Procedures
• Part IV, Item 15. Exhibits and Financial Statement Schedules

In addition, in accordance with applicable SEC rules, this Amendment includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amendment. These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

Internal Control Consideration

Archrock’s management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015. As a result of that reassessment, management identified material weaknesses that existed in the periods before the completion of the Spin-off, but because certain risks and internal controls associated with the material weaknesses were determined to be no longer relevant and therefore no remediation was necessary subsequent to the Spin-off on November 3, 2015, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015. For a description of the material weaknesses, see Part II, Item 9A. “Controls and Procedures.”

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K/A contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Form 10-K/A are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and pay dividends; the expected amount of our capital expenditures; expenditures related to the restatement of our financial statements and related matters, including sharing a portion of costs incurred by Exterran Corporation with respect to such matters, as well as reviews, investigations or other proceedings by government authorities, stockholders or other parties; anticipated cost savings, future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Form 10-K/A. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ from those in these forward-looking statements are described below, in Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K/A. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

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

•
the completed spin-off of our international contract operations, international aftermarket services operations and global fabrication businesses into an independent, publicly traded company (Exterran Corporation);

•	changes in economic or political conditions, including terrorism and legislative changes;

•	the inherent risks associated with our operations, such as equipment defects, impairments, malfunctions and natural disasters;

•	the loss of the Partnership’s status as a partnership for United States of America (“U.S.”) federal income tax purposes;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment and workforce factors, including our ability to hire, train and retain key employees;

•	our ability to implement certain business and financial objectives, such as:

•	winning profitable new business;

•	growing our asset base and enhancing asset utilization;

•	integrating acquired businesses;

•	generating sufficient cash; and

•	accessing the capital markets at an acceptable cost;

•	liability related to the use of our services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures;

•	the effectiveness of our control environment, including the identification of additional control deficiencies;

•	the results of any reviews, investigations or other proceedings by government authorities;

•	the results of any shareholder actions relating to the restatement of our financial statements that may be filed;

•
the potential additional costs related to our restatement, cost-sharing with Exterran Corporation and to addressing any reviews, investigations or other proceedings by government authorities or shareholder actions; and

•	our level of indebtedness and ability to fund our business.

All forward-looking statements included in this Form 10-K/A are based on information available to us on the date of this Form 10-K/A. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Form 10-K/A.

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

For financial data relating to our business segments or geographic regions that accounted for 10% or more of consolidated revenue in any of the last three fiscal years, see Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and Note 22 (“Reportable Segments and Geographic Information”) to our Financial Statements included in Part IV, Item 15 (“Financial Statements”) of this Form 10-K/A.

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

We maintain field service locations from which we can service and overhaul our own compressor fleet to provide contract operations services to our customers. We also use many of these locations to provide aftermarket services to our customers, as described in more detail below. As of December 31, 2015, our contract operations segment provided contract operations services primarily using a fleet of 7,960 natural gas compression units with an aggregate capacity of approximately 4.0 million horsepower. During the year ended December 31, 2015, 78% of our total revenue and 92% of our total gross margin was generated from contract operations. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP in Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this Form 10-K/A.

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

Results of operations for Exterran Corporation have been classified as discontinued operations in all periods presented in this Form 10-K/A. For additional information, see Note 2 (“Discontinued Operations”) to our Financial Statements within Part IV, Item 15 “Exhibits and Financial Statement Schedules” in this Form 10-K/A.

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

Available Information

Our website address is www.archrock.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the U.S. Securities and Exchange Commission (“SEC”). Information on our website is not incorporated by reference in this Form 10-K/A or any of our other securities filings. Paper copies of our filings are also available, without charge, from Archrock, Inc., 16666 Northchase Drive, Houston, Texas 77060, Attention: Investor Relations. Alternatively, the public may read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549.

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

Item 1A.  Risk Factors

As described in Part I (“Disclosure Regarding Forward-Looking Statements”), this Annual Report on Form 10-K/A contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occurs, our business, financial condition, results of operations and cash flows could be negatively impacted. In this Annual Report on Form 10-K/A, each risk factor that has been revised or added is labeled “(revised)”.

The restatement of our financial statements may lead to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor and counterparty confidence and negative impacts on our stock price. (revised)

We have restated our consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 (including the unaudited quarterly periods within 2015 and 2014) to correct for the accounting errors discussed in Note 23 “Restatement of Previously Reported Consolidated Financial Statements” and the Explanatory Note immediately preceding the Table of Contents. As a result of the restatement and the circumstances giving rise to the restatement, we have been incurring a number of additional costs and face additional risks, including unanticipated costs in connection with or related to the restatement, such as accounting and legal fees as well as a portion of costs incurred by Exterran Corporation with respect to such matters. We could be subject to regulatory, stockholder or other actions in connection with the restatement. Exterran Corporation has disclosed that is has been cooperating with the SEC in an investigation, including responding to a subpoena for documents related to both its restatement and compliance with the U.S. Foreign Corrupt Practices Act, which are also being provided to the Department of Justice at its request. We have been assisting Exterran Corporation in responding to this investigation, including providing information regarding periods prior to the Spin-off that is not otherwise in Exterran Corporation’s possession. Potential proceedings arising out of the SEC’s investigation could result in severe civil and criminal penalties or other sanctions. Any such proceedings will, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, insurance and other costs. In addition, the restatement and related matters could impair our reputation and could cause our counterparties to lose confidence in us. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price.

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

At December 31, 2015, we had approximately $1.6 billion in outstanding debt obligations. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in the Disclosure Regarding Forward-Looking Statements section included in Part I of this Form 10-K/A.

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

Covenants in our debt agreements may impair our ability to operate our business. (revised)

Our credit facility contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity and making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are also subject to financial covenants, including a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0 and a ratio of consolidated Total Debt (as defined in the credit agreement) to EBITDA of not greater than 4.25 to 1.0 (subject to a temporary increase to 4.75 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes). As of December 31, 2015, we maintained a 33.3 to 1.0 EBITDA to Total Interest Expense ratio and a 1.3 to 1.0 consolidated Total Debt to EBITDA ratio. If we were to anticipate non-compliance with these financial ratios, we may take actions to maintain compliance with them, possibly including reductions in our general and administrative expenses, capital expenditures or the payment of cash dividends at our current dividend rate. Any of these measures could have an adverse effect on our business, operations, cash flows or the price of our common stock. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations, that, taken as a whole, impacts our ability to, perform our obligations under our debt agreements, this could lead to a default under our debt agreements. As of December 31, 2015, we were in compliance with all financial covenants under our debt agreements. As a result of the accounting issues giving rise to the restatement described in Note 23 (“Restatement of Previously Reported Consolidated Financial Statements”) in this Form 10-K/A, we have entered into four amendments to the credit facility under which the lenders waived, among other things, potential events of default arising as a result of the potential inaccuracy of certain representations and warranties regarding our prior period financial information and extended the deadline to no later than March 31, 2017 by which we are required to deliver to the lenders our quarterly reports for the fiscal quarters ended March 31, 2016, June 30, 2016 and September 30, 2016.

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

As a result of the delayed filing of our Forms 10-Q for the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 with the SEC, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which may adversely affect our ability to raise additional capital. (revised)

As a result of the delayed filing of our Forms 10-Q for the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 with the SEC, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934 for at least twelve calendar months. There can be no assurance that we will be able to timely file such reports in the future. As a result, should we wish to register the offer and sale of our securities to the public, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction timely and successfully and potentially harming our financial condition.

We have identified material weaknesses related to our internal controls in the past, and there can be no assurance that material weaknesses will not be identified in the future. (revised)

As described in Part II, Item 9A. “Controls and Procedures,” on January 4, 2017, we concluded that the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 should no longer be relied upon. In connection with the restatement of our prior financial statements, we identified certain matters involving our internal control over financial reporting that existed prior to the completion of the Spin-off that we determined to be material weaknesses. Although management has determined that the risks and internal controls related to our former international operations were no longer relevant as of December 31, 2015, we cannot assure you that other material weaknesses in our internal control over financial reporting will not be discovered or occur in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

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

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. We further believe that, under the Heavy Equipment Statutes, our natural gas compressors are taxable in the counties where we maintain a business location and keep natural gas compressors. A large number of appraisal review boards denied our position, and we filed petitions for review in the appropriate district courts. See Part I, Item 3 (“Legal Proceedings”) and Note 20 (“Commitments and Contingencies”) to our Financial Statements included in this Form 10-K/A for additional information regarding legal proceedings to which we are a party, including ongoing litigation regarding our qualification as a Heavy Equipment Dealer, the qualification of our natural gas compressors as Heavy Equipment and the resulting appraisal of our natural gas compressors for ad valorem tax purposes, as well as the location where our natural gas compressors are taxable, under revised Texas statutes.

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

The size, nature and complexity of our business make us susceptible to various claims, both in litigation and binding arbitration proceedings. We are currently, and may in the future become, subject to various claims, which, if not resolved within amounts we have accrued, could have a material adverse effect on our financial position, results of operations or cash flows, including our ability to make cash distributions to our unitholders. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Part I, Item 3 (“Legal Proceedings”) and also Note 20 (“Commitments and Contingencies”) to our Financial Statements included in this Form 10-K/A for additional information regarding certain legal proceedings to which we are a party, including ongoing litigation regarding our qualification as a heavy equipment dealer, the qualification of our natural gas compressors as heavy equipment and the resulting appraisal of our natural gas compressors for ad valorem tax purposes, as well as the location where our natural gas compressors are taxable, under revised Texas statutes.

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

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), similar worldwide anti-bribery laws and trade control laws. (revised)

The FCPA and similar laws and regulations of other countries prohibit improper payments to foreign officials for the purpose of obtaining or retaining business or gaining any business advantage. Prior to the Spin-off of our international operations in November 2015, we operated in many parts of the world that experience high levels of corruption, and our business would bring us in frequent contact with foreign officials. Our compliance policies and programs mandate compliance with all applicable anti-corruption laws but may not be completely effective in ensuring our compliance. Our training and compliance program and our internal control policies and procedures may not always protect us from violations committed by our employees or agents. Actual or alleged violations of these laws could disrupt our business and cause us to incur significant legal expenses, and could result in a material adverse effect on our reputation, business, results of operations, financial condition and stock price. Exterran Corporation’s Form 10-K/A has disclosed that it has been cooperating with the SEC in an investigation, including responding to a subpoena for documents related to both its restatement and compliance with the FCPA, which are also being provided to the Department of Justice at its request. We have been assisting Exterran Corporation in responding to this investigation, including providing information regarding periods prior to the Spin-off that is not otherwise in Exterran Corporation’s possession. A violation of the FCPA or other anti-bribery law violations due to our own acts or omissions or due to the acts or omissions of others could result in severe civil and criminal penalties or other sanctions, which could materially harm our reputation, business, results of operations financial condition and stock price.

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

In addition, Exterran Corporation’s Form 10-K/A discloses that it has been cooperating with the SEC in an investigation, including responding to a subpoena for documents related to its restatement described in Note 23 (“Restatement of Previously Reported Consolidated Financial Statements”) and compliance with the U.S. Foreign Corrupt Practices Act, which are also being provided to the Department of Justice at its request. Archrock has been assisting Exterran Corporation in responding to this investigation, including providing information regarding periods prior to the Spin-off that is not otherwise in Exterran Corporation’s possession.

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

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) of this Form 10-K/A.

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

Comparison of Five Year Cumulative Total Return

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K/A into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

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

Item 6.  Selected Financial Data

The table below shows certain selected financial data for Archrock for each of the five years in the period ended December 31, 2015, which has been derived from our audited Financial Statements. We have restated the selected financial data below in order to correct for the accounting errors discussed in the Explanatory Note immediately preceding the Table of Contents and Note 23 (“Restatement of Previously Reported Consolidated Financial Statements”) to our Financial Statements. As discussed in Note 2 (“Discontinued Operations”) to our Financial Statements, the results from continuing operations for all periods presented exclude the results of the Spin-off of Exterran Corporation and the contract water treatment business. Those results are reflected in discontinued operations for all periods presented. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in this Form 10-K/A (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013	2012	2011
	As Restated	As Restated	As Restated(10)	As Restated(10)	As Restated(10)
	(Note 23)	(Note 23)	(Note 23)
Statement of Operations Data:
Revenues	$998,108	$959,153	$862,772	$836,824	$779,856
Gross margin(1)	503,062	454,760	391,794	355,804	304,535
Selling, general and administrative	131,919	132,651	118,851	127,900	107,136
Depreciation and amortization	229,127	212,268	187,476	181,678	178,492
Long-lived asset impairment(2)	124,979	42,828	16,696	131,417	5,716
Restructuring charges(3)	4,745	5,394	—	2,579	4,463
Goodwill impairment(4)	3,738	—	—	—	31,994
Interest expense	107,617	112,273	112,194	129,058	145,100
Debt extinguishment costs	9,201	—	—	—	—
Other (income) expense, net	(2,079)	(5,475)	(22,535)	(5,132)	(5,284)
Provision for (benefit from) income taxes	53,189	(28,066)	(17,840)	(77,034)	(50,379)
Loss from continuing operations	(159,374)	(17,113)	(3,048)	(134,662)	(112,703)
Net income (loss) from discontinued operations, net of tax(5)	33,677	105,774	129,654	96,966	(242,605)
Net income attributable to noncontrolling interest	6,852	27,716	32,578	2,317	990
Net income (loss) attributable to Archrock stockholders	(132,549)	60,945	94,028	(40,013)	(356,298)
Loss from continuing operations attributable to Archrock stockholders per common share:
Basic	$(2.44)	$(0.68)	$(0.55)	$(2.16)	$(1.82)
Diluted	$(2.44)	$(0.68)	$(0.55)	$(2.16)	$(1.82)
Weighted average common shares outstanding used in income (loss) per common share:
Basic	68,433	66,234	64,454	63,436	62,624
Diluted	68,433	66,234	64,454	63,436	62,624
Other Financial Data:
EBITDA, as adjusted(6)	$373,222	$330,055	$295,724	$233,036	$202,683
Capital expenditures:
Contract Operations Equipment:
Growth(7)	$154,500	$291,781	$194,727	$153,890	$97,140
Maintenance(8)	$75,044	71,767	73,606	77,678	76,108
Other	26,598	20,293	23,197	32,373	16,355
Dividends declared and paid per common share	$0.60	$0.60	$—	$—	$—
Balance Sheet Data:
Cash and cash equivalents	$1,563	$378	$471	$434	$449
Working capital(9)	150,199	508,531	434,577	373,997	416,534
Property, plant and equipment, net	2,267,788	2,372,081	1,855,076	1,807,691	1,901,026
Total assets	2,706,763	4,893,319	4,218,418	4,266,252	4,411,926
Long-term debt	1,588,465	2,025,795	1,500,616	1,564,923	1,772,899
Total Archrock stockholder’s equity	733,910	1,710,021	1,609,571	1,452,195	1,408,955

(1)	Gross margin, a non-GAAP financial measure, is defined, reconciled to net income (loss) and discussed further below under “Non-GAAP Financial Measures.”

(2)	For a discussion of long-lived asset impairment, see Note 12 (“Long-Lived Asset Impairment”) to our Financial Statements.

(3)	For a discussion of restructuring charges, see Note 13 (“Restructuring Charges”) to our Financial Statements.

(4)	For a discussion of goodwill impairment, see Note 6 (“Goodwill”) to our Financial Statements.

(5)	For a discussion of discontinued operations, see Note 2 (“Discontinued Operations”) to our Financial Statements.

(6)	EBITDA, as adjusted, a non-GAAP financial measure, is defined, reconciled to net income (loss) and discussed further below under “Non-GAAP Financial Measures.”

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

(10)
Selected Financial Data has been restated to reflect adjustments related to the errors described in the “Explanatory Note” preceding Part I and Note 23 to our Financial Statements of this Form 10-K/A. The effects of the restatement on selected line items in our consolidated balance sheets as of December 31, 2013, 2012 and 2011 and consolidated statements of income for the years ended December 31, 2012 and 2011 are shown below.

The effects of the restatement on balance sheet data as of December 31, 2013 are set forth in the following table (in thousands):

	December 31, 2013
	As Previously Reported	Adjustment	As Restated
Balance Sheet Data:
Working capital(9)	464,180	(29,603)	434,577
Total assets	4,244,007	(25,589)	4,218,418
Total Archrock stockholder’s equity	1,662,090	(52,519)	1,609,571

The effects of the restatement on statement of operations data for the year ended December 31, 2012 and balance sheet data as of December 31, 2012 are set forth in the following table (in thousands):

	Year Ended December 31, 2012
	As Previously Reported	Adjustment	As Restated
Statement of Operations Data:
Net income from discontinued operations, net of tax(5)	97,493	(527)	96,966
Net loss attributable to Archrock stockholders	(39,486)	(527)	(40,013)

Balance Sheet Data:
Working capital(9)	376,350	(2,353)	373,997
Total assets	4,294,010	(27,758)	4,266,252
Total Archrock stockholder’s equity	1,478,613	(26,418)	1,452,195

The effects of the restatement on statement of operations data for the year ended December 31, 2011 and balance sheet data as of December 31, 2011 are set forth in the following table (in thousands):

	Year Ended December 31, 2011
	As Previously Reported	Adjustment	As Restated
Statement of Operations Data:
Net loss from discontinued operations, net of tax(5)	(226,915)	(15,690)	(242,605)
Net loss attributable to Archrock stockholders	(340,608)	(15,690)	(356,298)

Balance Sheet Data:
Working capital(9)	420,273	(3,739)	416,534
Total assets	4,434,214	(22,288)	4,411,926
Total Archrock stockholder’s equity	1,437,236	(28,281)	1,408,955

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

The following table reconciles our net income (loss) to gross margin (in thousands):

	Years Ended December 31,
	2015	2014	2013	2012	2011
	As Restated	As Restated	As Restated	As Restated(1)	As Restated(1)
	(Note 23)	(Note 23)	(Note 23)
Net income (loss)	$(125,697)	$88,661	$126,606	$(37,696)	$(355,308)
Selling, general and administrative	131,919	132,651	118,851	127,900	107,136
Depreciation and amortization	229,127	212,268	187,476	181,678	178,492
Long-lived asset impairment	124,979	42,828	16,696	131,417	5,716
Restructuring charges	4,745	5,394	—	2,579	4,463
Goodwill impairment	3,738	—	—	—	31,994
Interest expense	107,617	112,273	112,194	129,058	145,100
Debt extinguishment costs	9,201	—	—	—	—
Other (income) expense, net	(2,079)	(5,475)	(22,535)	(5,132)	(5,284)
Provision for (benefit from) income taxes	53,189	(28,066)	(17,840)	(77,034)	(50,379)
(Income) loss from discontinued operations, net of tax	(33,677)	(105,774)	(129,654)	(96,966)	242,605
Gross margin	$503,062	$454,760	$391,794	$355,804	$304,535

(1)
Net income (loss) and (Income) loss from discontinued operations, net of tax for the years ended December 31, 2012 and 2011 have been restated to reflect adjustments related to the errors described in the “Explanatory Note” preceding Part I and Note 23 to our Financial Statements of this Form 10-K/A. The effects of the restatement on these line items in our consolidated statements of income for the years ended December 31, 2012 and 2011 are shown below.

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
The following table reconciles our net income (loss) to EBITDA, as adjusted (in thousands):

	Years Ended December 31,
	2015	2014	2013	2012	2011
	As Restated	As Restated	As Restated	As Restated(1)	As Restated(1)
	(Note 23)	(Note 23)	(Note 23)
Net income (loss)	$(125,697)	$88,661	$126,606	$(37,696)	$(355,308)
(Income) loss from discontinued operations, net of tax	(33,677)	(105,774)	(129,654)	(96,966)	242,605
Depreciation and amortization	229,127	212,268	187,476	181,678	178,492
Long-lived asset impairment	124,979	42,828	16,696	131,417	5,716
Restructuring charges	4,745	5,394	—	2,579	4,463
Goodwill impairment	3,738	—	—	—	31,994
Debt extinguishment costs	9,201	—	—	—	—
Interest expense	107,617	112,273	112,194	129,058	145,100
Expensed acquisition costs	—	2,471	246	—	—
Provision for (benefit from) income taxes	53,189	(28,066)	(17,840)	(77,034)	(50,379)
EBITDA, as adjusted	$373,222	$330,055	$295,724	$233,036	$202,683

(1)
Net income (loss) and (Income) loss from discontinued operations, net of tax for the years ended December 31, 2012 and 2011 have been restated to reflect adjustments related to the errors described in the “Explanatory Note” preceding Part I and Note 23 to our Financial Statements of this Form 10-K/A. The effects of the restatement on these line items in our consolidated statements of income for the years ended December 31, 2012 and 2011 are shown below.

The effects of the restatement on statement of operations data for the years ended December 31, 2012 and 2011 are set forth in the following table (in thousands, except per share data):

	Year Ended December 31, 2012
	As Previously Reported	Adjustment	As Restated
Net (loss)	(37,169)	(527)	(37,696)
Income from discontinued operations, net of tax	97,493	(527)	96,966

	Year Ended December 31, 2011
	As Previously Reported	Adjustment	As Restated
Net (loss)	(339,618)	(15,690)	(355,308)
(Loss) from discontinued operations, net of tax	(226,915)	(15,690)	(242,605)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements, the notes thereto, and the other financial information appearing elsewhere in this Form 10-K/A. As described in Note 23 to the Financial Statements, we restated our audited financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013. The impact of the restatement is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See Part I “Disclosure Regarding Forward-Looking Statements” and Part I, Item 1A “Risk Factors” in this Form 10-K/A.

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

Results of operations for Exterran Corporation have been classified as discontinued operations in all periods presented in this Form 10-K/A. For additional information, see Note 2 (“Discontinued Operations”) to our Financial Statements within Part IV, Item 15 “Exhibits and Financial Statement Schedules” in this Form 10-K/A.

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

Net Income (loss) attributable to Archrock stockholders.  We generated net loss attributable to Archrock stockholders of $132.5 million during the year ended December 31, 2015 and net income attributable to Archrock Stockholders of $60.9 million and $94.0 million during the years ended December 31, 2014 and 2013, respectively. The net loss attributable to Archrock stockholders during the year ended December 31, 2015 compared to the net income attributable to Archrock stockholders during the year ended December 31, 2014 was primarily due to an increase in income tax expense driven by a valuation allowance taken against foreign tax credits allocated to Exterran Corporation, an increase in long-lived asset impairment, a decrease in income from discontinued operations, net, and an increase in depreciation and amortization expense. These activities were partially offset by an increase in gross margin in our contract operations segment and a decrease in net income attributable to the noncontrolling interest. The decrease in net income attributable to Archrock stockholders during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to an increase in long-lived asset impairment, an increase in depreciation and amortization expense, a decrease in income from discontinued operations, net, an $18.4 million decrease in gain on sale of property, plant and equipment, an increase in SG&A expense and an increase in restructuring and other charges. These activities were partially offset by an increase in gross margin in our contract operations segment and an increase in benefit from income taxes.

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

Our EBITDA, as adjusted, was $373.2 million, $330.1 million and $295.7 million during the years ended December 31, 2015, 2014 and 2013, respectively. EBITDA, as adjusted, during the year ended December 31, 2015 compared to the year ended December 31, 2014 increased primarily due to higher gross margin in our contract operations segment, partially offset by a $4.0 million decrease in gain on sale of property, plant and equipment. EBITDA, as adjusted, during the year ended December 31, 2014 compared to the year ended December 31, 2013 increased primarily due to higher gross margin in our contract operations segment, partially offset by an $18.4 million decrease in gain on sale of property, plant and equipment and an increase in SG&A expense. For a reconciliation of EBITDA, as adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this Form 10-K/A.

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

(1)
Defined as revenue less cost of sales, excluding depreciation and amortization expense. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP in Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this Form 10-K/A.

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

The increase in revenue during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributable to an 8% increase in average operating horsepower, which included the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition. Gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage increased during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the increase in revenue attributable to the increase in average operating horsepower explained above and a decrease of $9.7 million in lube oil expenses resulting from a decrease in commodity prices and efficiency gains in lube oil consumption in the current year, offset by an increase in cost of sales attributable to the increase in average operating horsepower. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Part II, Item 6 Selected Financial Data — Non GAAP Financial Measures to this Form 10-K/A.

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

Discontinued Operations
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2015	2014
Income from discontinued operations, net of tax	$33,677	$105,774	(68)%

Income from discontinued operations, net of tax, during the years ended December 31, 2015 and 2014 includes the results of the Exterran Corporation businesses for periods prior to the Spin-off on November 3, 2015 and results from our contract water treatment business.

As discussed in Note 2 (“Discontinued Operations”) to our Financial Statements, on November 3, 2015 we completed the Spin-off of Exterran Corporation. We generated income from discontinued operations, net of tax of $33.8 million and $106.3 million during the years ended December 31, 2015 and 2014, respectively, related to the operations of Exterran Corporation. The decrease in income from discontinued operations, net of tax is primarily due to a decrease in gross margin in all of Exterran Corporation’s segments, an increase in restructuring charges, including costs related to the Spin-off, an increase in foreign currency losses and an increase in long-lived asset impairment. These decreases were partially offset by decreases in SG&A, income tax expense and depreciation and amortization expense. All of these factors were impacted by the timing of the Spin-off of Exterran Corporation and partial year results in the current year.

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

Net Income Attributable to the Noncontrolling Interest
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2015	2014
Net (income) attributable to the noncontrolling interest	$(6,852)	$(27,716)	(75)%

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

The increase in revenue during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily attributable to a 17% increase in average operating horsepower, which included the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition as well as organic growth in operating horsepower, and higher rates in 2014, partially offset by a $12.1 million decrease in revenue with little incremental cost due to the termination of three natural gas processing plant contracts during the second quarter of 2013. Gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage increased during the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to the revenue increase explained above. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Part II, Item 6 (‘Selected Financial Data — Non GAAP Financial Measures’) to this Form 10-K/A.

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

Discontinued Operations
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2014	2013
Income from discontinued operations, net of tax	$105,774	$129,654	(18)%

Income from discontinued operations, net of tax, during the years ended December 31, 2014 and 2013 includes the results of the Exterran Corporation businesses for periods prior to the Spin-off on November 3, 2015 and results from our contract water treatment business.

As discussed in Note 2 (“Discontinued Operations”) to our Financial Statements, on November 3, 2015 we completed the Spin-off of Exterran Corporation. We generated income from discontinued operations, net of tax of $106.3 million and $131.8 million during the years ended December 31, 2014 and 2013, respectively, related to the operations of Exterran Corporation. The decrease in income from discontinued operations, net of tax is primarily due to a decrease in fabrication gross margins and an increase in depreciation and amortization expense partially offset by an increase in international contract operations gross margin and a decrease in income tax expense.

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

Net Income Attributable to the Noncontrolling Interest
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2014	2013
Net (income) attributable to the noncontrolling interest	$(27,716)	$(32,578)	(15)%

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

Liquidity and Capital Resources

Our unrestricted cash balance was $1.6 million at December 31, 2015 compared to $0.4 million at December 31, 2014. Working capital decreased to $150.2 million at December 31, 2015 from $508.5 million at December 31, 2014. The decrease in working capital was primarily due to decreases in current assets and current liabilities associated with discontinued operations as a result of the transfer of assets and liabilities to Exterran Corporation upon completion of the Spin-off.

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

The Credit Facility contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity and making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are also subject to financial covenants, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the credit agreement) to EBITDA of not greater than 4.25 to 1.0 (subject to a temporary increase to 4.75 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes). As of December 31, 2015, we maintained a 33.3 to 1.0 EBITDA to Total Interest Expense ratio and a 1.3 to 1.0 consolidated Total Debt to EBITDA ratio. If we were to anticipate non-compliance with these financial ratios, we may take actions to maintain compliance with them, possibly including reductions in our general and administrative expenses, capital expenditures or the payment of cash dividends at our current dividend rate. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a while, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. As of December 31, 2015, we were in compliance with all financial covenants under the Credit Facility. As a result of the accounting issues giving rise to the restatement described in Note 23 (“Restatement of Previously Reported Consolidated Financial Statements”) in this Form 10-K/A, we have entered into four amendments to the Credit Facility under which the lenders waived, among other things, potential events of default arising as a result of the potential inaccuracy of certain representations and warranties regarding our prior period financial information and extended the deadline to no later than March 31, 2017 by which we are required to deliver to the lenders our quarterly reports for the fiscal quarters ended March 31, 2016, June 30, 2016 and September 30, 2016.

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

The Partnership has entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with its variable rate debt. At December 31, 2015, the Partnership was a party to interest rate swaps with a notional value of $500.0 million pursuant to which it makes fixed payments and receives floating payments. The Partnership’s interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of December 31, 2015, the weighted average effective fixed interest rate on the interest rate swaps was 1.6%. See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K/A for further discussion of the interest rate swap agreements.

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

Contractual Obligations.  The following table summarizes our cash contractual obligations as of December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt (1):
Revolving credit facility due November 2020	$166,500	$—	$—	166,500	$—
Partnership’s revolving credit facility due May 2018	580,500	—	580,500	—	—
Partnership’s term loan facility due May 2018	150,000	—	150,000	—	—
Partnership’s 6% senior notes due April 2021 (2)	350,000	—	—	—	350,000
Partnership’s 6% senior notes due October 2022 (3)	350,000	—	—	—	350,000
Total long-term debt	1,597,000	—	730,500	166,500	700,000
Interest on long-term debt (4)	339,577	74,892	131,513	91,172	42,000
Purchase commitments	26,028	25,999	29	—	—
Facilities and other operating leases	18,304	5,591	7,602	3,230	1,881
Total contractual obligations	$1,936,621	$74,924	$862,021	$257,675	$742,002
Standby letters of credit	$9,969	$9,969	$—	$—	$—

(1)	For more information on our long-term debt, see Note 9 (“Long-Term Debt”) to our Financial Statements.

(2)	Amounts represent the full face value of the Partnership 2013 Notes and are not reduced by the unamortized discount of $3.9 million as of December 31, 2015.

(3)	Amounts represent the full face value of the Partnership 2014 Notes and are not reduced by the unamortized discount of $4.7 million as of December 31, 2015.

(4)	Interest amounts calculated using interest rates in effect as of December 31, 2015, including the effect of interest rate swaps.

At December 31, 2015, $12.0 million of unrecognized tax benefits (including discontinued operations) have been recorded as liabilities in accordance with the accounting standard for income taxes related to uncertain tax positions and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $0.2 million (including discontinued operations).

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

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and supplementary information specified by this Item are presented in Part IV, Item 15 of this Form 10-K/A.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Overview

As described in additional detail in the Explanatory Note to this Annual Report on Form 10-K/A, on January 4, 2017, the Audit Committee of the Board of Directors of Archrock, Inc. (formerly named Exterran Holdings, Inc.) (“Archrock”), upon the recommendation of Archrock’s management, determined that Archrock’s consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013, including related reports of its independent registered public accounting firm, and the unaudited financial statements for each quarter of 2015 and 2014, should no longer be relied upon.
The determination that Archrock’s financial statements for the periods listed above should no longer be relied upon was made by Archrock’s Audit Committee and management after considering conclusions reached by Exterran Corporation that there were material errors in such historical periods relating to the application of percentage-of-completion accounting principles to certain Belleli engineering, procurement and construction (“EPC”) contracts. Such conclusions were reached, in part, based on the results of an internal investigation into possible accounting irregularities involving the Belleli EPC business. These matters are discussed in detail in Exterran Corporation’s Form 10-K/A for the year ended December 31, 2015, which was filed on January 4, 2017 and contains restated Consolidated and Combined Financial Statements and related footnote disclosures as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 (including unaudited quarterly periods within 2015 and 2014). In addition, Exterran Corporation’s Form 10-K/A includes restated selected combined statement of operations data and other financial data for the years ended December 31, 2012 and 2011 and restated selected combined balance sheet data as of December 31, 2013, 2012 and 2011.

Archrock’s consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 and related financial information have been restated in this Form 10-K/A to reflect adjustments for the accounting errors identified by Exterran Corporation’s management, as described above. For further details, see Note 23 “Restatement of Previously Reported Consolidated Financial Statements.”

In connection with the preparation and filing of the above-described restated financial statements on this Form 10-K/A, the Company’s management, including our principal executive officer and current principal financial officer, has determined that there were material weaknesses in our internal control over financial reporting in the periods before the completion of the Spin-off on November 3, 2015.

We view internal controls over financial reporting as an integral part of our disclosure controls and procedures. Based upon the material weaknesses in our internal control over financial reporting, Company management, including our principal executive officer and current principal financial officer, has determined that our disclosure controls and procedures in the periods before the completion of the Spin-off on November 3, 2015 were not effective.

We did not maintain effective internal control over financial reporting or disclosure controls and procedures (“internal controls”) related to the following areas: control environment, risk assessment, control activities, information and communication and monitoring. In particular, our internal controls were not adequate to prevent or detect instances of intentional override of controls, intentional misconduct, or manipulation of cost-to-complete estimates by, or at the direction of, certain former members of Belleli EPC local senior management.

We did not design and maintain effective internal controls over accurate recording, presentation and disclosure of revenue and related costs in the application of percentage-of-completion accounting principles to engineering, procurement and construction projects at Belleli EPC.

Our internal controls over the existence and recovery of Brazilian non-income-based tax receivables were not designed and operating effectively to review the Brazilian non-income-based tax receivables on a regular basis by personnel with appropriate expertise.

As a result of the Spin-off, management determined that certain risks and internal controls related to our former international operations, including Belleli EPC, were no longer relevant or necessary. The risks and certain internal controls associated with the material weaknesses noted above were among the risks and internal controls that were determined to be no longer relevant and therefore no remediation was necessary subsequent to the Spin-off on November 3, 2015.

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K/A, our principal executive officer and principal financial officer reevaluated in light of the deficiencies in internal control over financial reporting associated with the Belleli EPC business and the Brazilian non-income-based tax receivables the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Based on the evaluation, as of December 31, 2015 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a-15(c) and 15d-15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management reevaluated in light of the deficiencies in internal control over financial reporting associated with the Belleli EPC business and the Brazilian non-income-based tax receivables the effectiveness of internal control over financial reporting based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 (February 9, 2017 as to the effects of the restatement discussed in Note 23) expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs regarding the restatement and the Company’s completed spin-off of its international contract operations, international aftermarket services, and global fabrication businesses into an independent, publicly traded company named Exterran Corporation.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 29, 2016

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required in Part III, Item 10 of this Form 10-K/A is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Beneficial Ownership of Common Stock” in our definitive proxy statement, filed with the SEC on March 18, 2016.

Item 11.  Executive Compensation

The information required in Part III, Item 11 of this Form 10-K/A is incorporated by reference to the sections entitled “Compensation Discussion and Analysis” and “Information Regarding Executive Compensation” in our definitive proxy statement, filed with the SEC on March 18, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Portions of the information required in Part III, Item 12 of this report are incorporated by reference to the section entitled “Beneficial Ownership of Common Stock” in our definitive proxy statement, filed with the SEC on March 18, 2016.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2015, with respect to the Archrock compensation plans under which our common stock is authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans approved by security holders(1)	891,388	$12.66	4,761,111
Equity compensation plans not approved by security holders(2)	—	—	48,022
Total	891,388	0	4,809,133

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

The following equity grants are outstanding under the Universal Plan that was approved by security holders:

Plan Category	Number of Shares Reserved for Issuance Upon the Exercise of Outstanding Stock Options	Weighted- Average Exercise Price	Shares Available for Future Grants
Universal Compression Holdings, Inc. Incentive Stock Option Plan	355,024	$32.37	None

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required in Part III, Item 13 of this Form 10-K/A is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement, filed with the SEC on March 18, 2016.

Item 14.  Principal Accountant Fees and Services

The information required in Part III, Item 14 of this Form 10-K/A is incorporated by reference to the section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement, filed with the SEC on March 18, 2016.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as a part of this Form 10-K/A.

1.	Financial Statements. The following financial statements are filed as a part of this Form 10-K/A.

2.	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules have been omitted because they are not required under the relevant instructions.

3.	Exhibits

Exhibit No.	Description
2.1
Contribution, Conveyance and Assumption Agreement, dated April 17, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2015

2.2
Separation and Distribution Agreement, dated as of November 3, 2015, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

2.3
Amendment No. 1 to Separation and Distribution Agreement, dated as of December 15, 2015, by and among Archrock, Inc., formerly named Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.3 to the Registrant’s Original Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016

3.1	Restated Certificate of Incorporation of Exterran Holdings, Inc. (now Archrock, Inc.), incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 20, 2007

3.2
Certificate of Amendment to Certificate of Incorporation of Exterran Holdings, Inc. (now Archrock, Inc.), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

3.3
Composite Restated Certificate of Incorporation of Archrock, Inc., incorporated by reference to Exhibit 3.3 to the Registrant’s Original Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016

3.4	Third Amended and Restated Bylaws of Exterran Holdings, Inc. (now Archrock, Inc.), incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2013
10.1
Credit Agreement, dated as of July 10, 2015, by and among Exterran Holdings, Inc. (now Archrock, Inc.), Archrock Services, L.P., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 16, 2015

10.2
First Amendment to Credit Agreement, dated as of October 5, 2015, by and among Exterran Holdings, Inc. (now Archrock, Inc.), Archrock Services, L.P., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 6, 2015

10.3
Amended and Restated Senior Secured Credit Agreement, dated as of November 3, 2010, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Barclays Bank plc and The Royal Bank of Scotland plc, as Co-Documentation Agents, and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners L.P.’s Current Report on Form 8-K filed on November 9, 2010

10.4
First Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 7, 2012, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on March 13, 2012

10.5
Third Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 27, 2013, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on March 28, 2013

10.6
Fourth Amendment to Amended and Restated Senior Secured Credit Agreement, dated February 4, 2015, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on February 5, 2015

10.7
Amended and Restated Guaranty Agreement, dated as of November 3, 2010, made by Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.8
Amended and Restated Collateral Agreement, dated as of November 3, 2010, made by EXLP Operating LLC, Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.9
Third Amended and Restated Omnibus Agreement, dated June 10, 2011, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.10
First Amendment to Third Amended and Restated Omnibus Agreement, dated March 8, 2012, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P. (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

10.11
Second Amendment to Third Amended and Restated Omnibus Agreement, dated March 31, 2013, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2013

10.12
Third Amendment to Third Amended and Restated Omnibus Agreement, dated April 10, 2014, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014

10.13
Fourth Amendment to Third Amended and Restated Omnibus Agreement, dated August 15, 2014, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.14
Fifth Amendment to Third Amended and Restated Omnibus Agreement, dated February 23, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC

10.15
Sixth Amendment to Third Amended and Restated Omnibus Agreement, dated April 17, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed on May 5, 2015

10.16
Fourth Amended and Restated Omnibus Agreement, dated November 3, 2015, by and among Archrock, Inc. (formerly named Exterran Holdings, Inc.), Archrock Services, L.P. (formerly named Exterran US Services OpCo, L.P.), Archrock GP, LLC (formerly named Exterran GP, LLC), Archrock General Partner, L.P. (formerly named Exterran General Partner, L.P.), Archrock Partners, L. P. (formerly named Exterran Partners, L.P.) and Archrock Partners Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.16 to the Registrant’s Original Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016

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
10.42†
Form of Exterran Holdings, Inc. (now Archrock, Inc.) Award Notice and Agreement for Time-Vested Incentive Stock Option for Officers, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.43†
Form of Exterran Holdings, Inc. (now Archrock, Inc.) Award Notice and Agreement for Time-Vested Non-Qualified Stock Option, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.44†
Form of Exterran Holdings, Inc. (now Archrock, Inc.) Award Notice and Agreement for Time-Vested Restricted Stock, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.45†
Form of Exterran Holdings, Inc. (now Archrock, Inc.) Award Notice and Agreement for Time-Vested Cash-Settled Restricted Stock Units, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.46†
Form of Exterran Holdings, Inc. (now Archrock, Inc.) Award Notice and Agreement for Time-Vested Stock-Settled Restricted Stock Units, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.47†
Form of Exterran Holdings, Inc. (now Archrock, Inc.) Award Notice and Agreement for Performance Units, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.48†
Form of Exterran Holdings, Inc. (now Archrock, Inc.) Award Notice and Agreement for Common Stock Award for Non-Employee Directors, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.49†
Form of Exterran Holdings, Inc. (now Archrock, Inc.) Award Notice and Agreement for Performance Units incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2015

10.50†
Summary of Donna A. Henderson Compensation Arrangement, incorporated by reference to Exhibit 10.50 to the Registrant’s Original Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016

10.51†
Summary of Jason Ingersoll Compensation Arrangement, incorporated by reference to Exhibit 10.51 to the Registrant’s Original Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016

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
10.60†
Form of Archrock, Inc. Award Notice and Agreement for Time-Vested Stock-Settled Restricted Stock Units, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016

10.61†
Form of Archrock, Inc. Award Notice and Agreement for Common Stock Award for Non-Employee Directors, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016

10.62
Employee Matters Agreement, dated as of November 3, 2015, by and between Exterran Holdings, Inc. (now Archrock, Inc.) and Exterran Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.63
Tax Matters Agreement, dated as of November 3, 2015, by and between Exterran Holdings, Inc. (now Archrock, Inc.) and Exterran Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.64
Transition Services Agreement, dated as of November 3, 2015, by and between Exterran Holdings, Inc. (now Archrock, Inc.) and Exterran Corporation, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.65
Supply Agreement, dated as of November 3, 2015, by and among Archrock Services, L.P., EXLP Operating LLC and Exterran Energy Solutions, L.P., incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

21.1
List of Subsidiaries of Archrock, Inc., incorporated by reference to Exhibit 21.1 to the Registrant’s Original Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016

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

Date: February 9, 2017

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

As discussed in Note 23 to the consolidated financial statements, the accompanying consolidated financial statements have been restated to correct misstatements.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 29, 2016 (February 9, 2017 as to the effect of the restatement discussed in Note 23)

ARCHROCK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	December 31,
	2015	2014
	As Restated	As Restated
	(Note 23)	(Note 23)
ASSETS

Current assets:
Cash and cash equivalents	$1,563	$378
Accounts receivable, net of allowance of $3,343 and $2,286, respectively	147,786	159,972
Inventory	129,411	145,786
Other current assets	6,123	7,526
Current assets associated with discontinued operations	420	858,932
Total current assets	285,303	1,172,594
Property, plant and equipment, net	2,267,788	2,372,081
Goodwill	—	3,738
Intangible and other assets, net	132,472	154,153
Long-term assets associated with discontinued operations	21,200	1,190,753
Total assets	$2,706,763	$4,893,319

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$52,430	$41,480
Accrued liabilities	80,053	91,182
Deferred revenue	2,201	4,490
Current liabilities associated with discontinued operations	420	526,911
Total current liabilities	135,104	664,063
Long-term debt	1,588,465	2,025,795
Deferred income taxes	178,566	218,672
Other long-term liabilities	11,655	10,161
Long-term liabilities associated with discontinued operations	5,714	108,822
Total liabilities	1,919,504	3,027,513
Commitments and contingencies (Note 20)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 75,014,308 and 73,808,200 shares issued, respectively	750	738
Additional paid-in capital	2,944,897	3,715,586
Accumulated other comprehensive income (loss)	(1,570)	25,834
Accumulated deficit	(2,137,738)	(1,963,605)
Treasury stock — 5,383,970 and 4,963,013 common shares, at cost, respectively	(72,429)	(68,532)
Total Archrock stockholders’ equity	733,910	1,710,021
Noncontrolling interest	53,349	155,785
Total equity	787,259	1,865,806
Total liabilities and equity	$2,706,763	$4,893,319
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
	As Restated	As Restated	As Restated
	(Note 23)	(Note 23)	(Note 23)
Revenues:
Contract operations	$781,166	$729,103	$627,844
Aftermarket services	216,942	230,050	234,928
	998,108	959,153	862,772
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	319,401	316,142	282,489
Aftermarket services	175,645	188,251	188,489
Selling, general and administrative	131,919	132,651	118,851
Depreciation and amortization	229,127	212,268	187,476
Long-lived asset impairment	124,979	42,828	16,696
Restructuring and other charges	4,745	5,394	—
Goodwill impairment	3,738	—	—
Interest expense	107,617	112,273	112,194
Debt extinguishment costs	9,201	—	—
Other (income) expense, net	(2,079)	(5,475)	(22,535)
	1,104,293	1,004,332	883,660
Loss before income taxes	(106,185)	(45,179)	(20,888)
Provision for (benefit from) income taxes	53,189	(28,066)	(17,840)
Loss from continuing operations	(159,374)	(17,113)	(3,048)
Income from discontinued operations, net of tax	33,677	105,774	129,654
Net income (loss)	(125,697)	88,661	126,606
Less: Net income attributable to the noncontrolling interest	(6,852)	(27,716)	(32,578)
Net income (loss) attributable to Archrock stockholders	$(132,549)	$60,945	$94,028

Basic income (loss) per common share:
Loss from continuing operations attributable to Archrock common stockholders	$(2.44)	$(0.68)	$(0.55)
Income from discontinued operations attributable to Archrock common stockholders	0.50	1.59	2.01
Net income (loss) attributable to Archrock common stockholders	$(1.94)	$0.91	$1.46

Diluted income (loss) per common share:
Loss from continuing operations attributable to Archrock common stockholders	$(2.44)	$(0.68)	$(0.55)
Income from discontinued operations attributable to Archrock common stockholders	0.50	1.59	2.01
Net income (loss) attributable to Archrock common stockholders	$(1.94)	$0.91	$1.46

Weighted average common shares outstanding used in income (loss) per common share:
Basic	68,433	66,234	64,454
Diluted	68,433	66,234	64,454

Dividends declared and paid per common share	$0.60	$0.60	$—
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2015	2014	2013
	As Restated	As Restated	As Restated
	(Note 23)	(Note 23)	(Note 23)
Net income (loss)	$(125,697)	$88,661	$126,606
Other comprehensive income (loss), net of tax:
Derivative gain (loss), net of reclassifications to earnings	(3,465)	(3,366)	5,207
Adjustments from changes in ownership of Partnership	(223)	65	(703)
Amortization of terminated interest rate swaps	1,990	2,944	2,713
Foreign currency translation adjustment	(26,745)	(12,147)	7,566
Total other comprehensive income (loss)	(28,443)	(12,504)	14,783
Comprehensive income (loss)	(154,140)	76,157	141,389
Less: Comprehensive income attributable to the noncontrolling interest	(5,813)	(26,924)	(38,157)
Comprehensive income (loss) attributable to Archrock stockholders	$(159,953)	$49,233	$103,232
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Archrock, Inc. Stockholders
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Treasury Stock		Accumulated Deficit	Noncontrolling Interest
	Shares	Amount			Shares	Amount			Total
Balance, January 1, 2013 (As Restated) (Note 23)	71,291,230	$713	$3,710,758	$28,342	(6,376,426)	$(209,359)	$(2,078,259)	$223,646	$1,675,841
Treasury stock purchased					(173,267)	(4,539)			(4,539)
Options exercised	459,416	4	8,317						8,321
Shares issued in employee stock purchase plan	66,259	1	1,631						1,632
Stock-based compensation, net of forfeitures	683,868	7	15,509		(32,375)			732	16,248
Income tax benefit from stock-based compensation expense			1,782						1,782
Adjustments from changes in ownership of Partnership			31,573					(49,238)	(17,665)
Cash distribution to noncontrolling unitholders of the Partnership								(61,959)	(61,959)
Other			(141)						(141)
Comprehensive income (loss):
Net income (As Restated) (Note 23)							94,028	32,578	126,606
Derivatives gain (loss), net of reclassifications to earnings and tax				(372)				5,579	5,207
Adjustments from changes in ownership of Partnership				(703)					(703)
Amortization of terminated interest rate swaps, net of tax				2,713					2,713
Foreign currency translation adjustment (As Restated) (Note 23)				7,566					7,566
Balance at December 31, 2013 (As Restated) (Note 23)	72,500,773	$725	$3,769,429	$37,546	(6,582,068)	$(213,898)	$(1,984,231)	$151,338	$1,760,909
Treasury stock purchased					(172,232)	(7,044)			(7,044)
Options exercised	729,685	7	12,812						12,819
Cash dividends							(40,319)		(40,319)
Shares issued in employee stock purchase plan	50,232		1,812						1,812
Stock-based compensation, net of forfeitures	466,011	5	17,844		(42,213)			1,167	19,016
Income tax benefit from stock-based compensation expense			6,586						6,586
Net proceeds from the sale of Partnership units, net of tax			74,521					51,212	125,733
Cash distribution to noncontrolling unitholders of the Partnership								(74,856)	(74,856)
Redemption of convertible debt	61,499	1	(234,219)		6,711,587	219,211			(15,007)
Shares acquired from exercise of call options			89,407		(6,522,301)	(89,407)			—
Shares issued for exercise of warrants			(22,606)		1,644,214	22,606			—
Comprehensive income (loss):
Net income (As Restated) (Note 23)							60,945	27,716	88,661
Derivatives loss, net of reclassifications to earnings and tax				(2,574)				(792)	(3,366)
Adjustments from changes in ownership of Partnership				65					65
Amortization of terminated interest rate swaps, net of tax				2,944					2,944
Foreign currency translation adjustment (As Restated) (Note 23)				(12,147)					(12,147)
Balance at December 31, 2014 (As Restated) (Note 23)	73,808,200	$738	$3,715,586	$25,834	(4,963,013)	$(68,532)	$(1,963,605)	$155,785	$1,865,806
Treasury stock purchased					(137,994)	(3,985)			(3,985)
Options exercised	89,759	1	1,105						1,106
Cash dividends							(41,584)		(41,584)
Shares issued in employee stock purchase plan	28,693		910						910
Stock-based compensation, net of forfeitures	1,087,656	11	16,473		(289,335)			1,164	17,648
Income tax expense from stock-based compensation expense			(478)						(478)
Adjustments from changes in ownership of Partnership			17,662					(27,634)	(9,972)
Net proceeds from the sale of Partnership units, net of tax			724						724
Cash distribution to noncontrolling unitholders of the Partnership								(81,779)	(81,779)
Shares issued for exercise of warrants			(88)		6,372	88			—
Spin-off of Exterran Corporation (As Restated) (Note 23)			(806,997)	(29,160)					(836,157)
Comprehensive income (loss):
Net income (loss) (As Restated) (Note 23)							(132,549)	6,852	(125,697)
Derivatives loss, net of reclassifications to earnings and tax				(2,426)				(1,039)	(3,465)
Adjustments from changes in ownership of Partnership				(223)					(223)
Amortization of terminated interest rate swaps, net of tax				1,990					1,990
Foreign currency translation adjustment (As Restated) (Note 23)				2,415					2,415
Balance at December 31, 2015 (As Restated) (Note 23)	75,014,308	$750	$2,944,897	$(1,570)	(5,383,970)	$(72,429)	$(2,137,738)	$53,349	$787,259
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
	As Restated	As Restated	As Restated
	(Note 23)	(Note 23)	(Note 23)
Cash flows from operating activities:
Net income (loss)	$(125,697)	$88,661	$126,606
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	229,127	212,268	187,476
Long-lived asset impairment	124,979	42,828	16,696
Goodwill impairment	3,738	—	—
Amortization of deferred financing costs	6,429	5,994	7,690
Debt extinguishment costs	9,201	—	—
Income from discontinued operations, net of tax	(33,677)	(105,774)	(129,654)
Amortization of debt discount	1,170	12,380	23,407
Provision for doubtful accounts	3,163	1,824	494
Gain on sale of property, plant and equipment	(1,645)	(5,645)	(24,035)
Amortization of terminated interest rate swaps	3,063	4,530	4,174
Interest rate swaps	603	397	334
Stock-based compensation expense	10,029	8,998	6,418
Non-cash restructuring charges	2,515	4,103	—
Deferred income tax provision	49,991	(33,586)	(19,437)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and notes	9,023	(37,109)	(13,755)
Inventory	16,276	29,640	(29,941)
Other current assets	1,242	(3,801)	692
Accounts payable and other liabilities	(626)	(606)	(34,607)
Deferred revenue	(2,401)	(1,099)	(2,104)
Other	15,971	(7,986)	(356)
Net cash provided by continuing operations	322,474	216,017	120,098
Net cash provided by discontinued operations	105,106	163,353	235,605
Net cash provided by operating activities	427,580	379,370	355,703

Cash flows from investing activities:
Capital expenditures	(256,142)	(383,841)	(291,530)
Proceeds from sale of property, plant and equipment	18,767	12,154	80,047
Payments for business acquisitions	—	(494,755)	—
Net cash used in continuing operations	(237,375)	(866,442)	(211,483)
Net cash provided by (used in) discontinued operations	(91,504)	(63,409)	15,032
Net cash used in investing activities	(328,879)	(929,851)	(196,451)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,483,258	2,240,299	2,108,037
Repayments of long-term debt	(1,921,758)	(1,727,500)	(2,195,750)
Payments for debt issuance costs	(6,100)	(6,986)	(12,147)
Payments above face value for redemption of convertible debt	—	(15,007)	—
Payments above face value for redemption of senior notes	(6,346)	—	—
Payments for settlement of interest rate swaps that include financing elements	(3,728)	(3,793)	(2,207)
Net proceeds from the sale of Partnership units	1,164	169,471	—
Proceeds from stock options exercised	1,106	12,819	8,321
Proceeds from stock issued pursuant to our employee stock purchase plan	910	1,812	1,632
Purchases of treasury stock	(3,985)	(7,044)	(4,539)
Dividends to Archrock stockholders	(41,584)	(40,319)	—
Stock-based compensation excess tax benefit	1,227	6,151	969
Special distribution from Exterran Corporation	532,578	—	—
Cash distributed to Exterran Corporation	(52,479)	—	—
Distributions to noncontrolling partners in the Partnership	(81,779)	(74,856)	(61,959)
Net cash provided by (used in) continuing operations	(97,516)	555,047	(157,643)
Net cash provided by discontinued operations	—	3,434	941
Net cash provided by (used in) financing activities	(97,516)	558,481	(156,702)
Effect of exchange rate changes on cash and cash equivalents	—	(3,925)	(1,487)
Net increase in cash and cash equivalents - total operations	1,185	4,075	1,063
Less: Net increase in cash and cash equivalents - discontinued operations	—	4,168	1,026
Cash and cash equivalents at beginning of period	378	471	434
Cash and cash equivalents at end of period	$1,563	$378	$471

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized amounts	$101,728	$87,407	$78,548
Income taxes paid, net	$2,057	$521	$1,139

Supplemental disclosure of non-cash transactions:
Accrued capital expenditures	$253	$16,568	$6,919
Treasury shares issued for redemption of convertible debt	$—	$219,211	$—
Shares acquired from exercise of call options	$—	$(89,407)	$—
Treasury shares issued for exercise of warrants	$88	$22,606	$—
Spin-off of Exterran Corporation	$(29,160)	$—	$—

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

As described in additional detail in the Explanatory Note to this Form 10-K/A, we have restated our consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 and related financial information. For further details, see Note 23 “Restatement of Previously Reported Consolidated Financial Statements.”

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

The following table summarizes net income (loss) attributable to Archrock common stockholders used in the calculation of basic and diluted income (loss) per common share (in thousands):

	Years Ended December 31,
	2015	2014	2013
Loss from continuing operations attributable to Archrock stockholders	$(166,226)	$(44,829)	$(35,626)
Income from discontinued operations, net of tax	33,677	105,774	129,654
Net income (loss) attributable to Archrock shareholders	(132,549)	60,945	94,028
Less: Net income attributable to participating securities	(514)	(495)	—
Net income (loss) attributable to Archrock common stockholders	$(133,063)	$60,450	$94,028

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

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax and excluding noncontrolling interest, during the years ended December 31, 2013, 2014 and 2015:

	Derivatives Cash Flow Hedges		Foreign Currency Translation Adjustment		Total
Accumulated other comprehensive income (loss), January 1, 2013	$(2,984)		$31,326		$28,342
Loss recognized in other comprehensive income (loss), net of tax	(476)	(1)	75		(401)
Loss reclassified from accumulated other comprehensive income (loss), net of tax	2,114	(2)	7,491	(3)	9,605
Other comprehensive income attributable to Archrock stockholders	1,638		7,566		9,204
Accumulated other comprehensive income (loss), December 31, 2013	$(1,346)		$38,892		$37,546
Loss recognized in other comprehensive income (loss), net of tax	(1,295)	(4)	(9,370)		(10,665)
(Gain) loss reclassified from accumulated other comprehensive income (loss), net of tax	1,730	(5)	(2,777)	(6)	(1,047)
Other comprehensive income (loss) attributable to Archrock stockholders	435		(12,147)		(11,712)
Accumulated other comprehensive income (loss), December 31, 2014	$(911)		$26,745		$25,834
(Gain) loss recognized in other comprehensive income (loss), net of tax	(2,713)	(7)	2,415		(298)
(Gain) loss reclassified from accumulated other comprehensive income (loss), net of tax	2,054	(8)	(29,160)	(9)	(27,106)
Other comprehensive loss attributable to Archrock stockholders	(659)		(26,745)		(27,404)
Accumulated other comprehensive loss, December 31, 2015	$(1,570)		$—		$(1,570)

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

(9)
During the year ended December 31, 2015, we reclassified a gain of $29.2 million related to foreign currency translation adjustments to additional paid in capital, in our consolidated balance sheet. This amount represents cumulative foreign currency translation adjustments associated with the businesses of Exterran Corporation which were spun-off in November 2015, that previously had been recognized in accumulated other comprehensive income (loss). See Note 2 (‘Discontinued Operations”) for further discussion of the Spin-off.

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

The following table summarizes the operating results of discontinued operations (in thousands):

	Years Ended December 31,
	2015			2014			2013
	Exterran Corporation (1)	Contract Water Treatment Business	Total	Exterran Corporation	Contract Water Treatment Business	Total	Exterran Corporation	Contract Water Treatment Business	Total
Revenue	$1,401,908	$—	$1,401,908	$1,912,441	$—	$1,912,441	$2,291,962	$3,425	$2,295,387
Cost of sales (excluding depreciation and amortization expense)	1,022,756	222	1,022,978	1,373,537	479	1,374,016	1,747,430	3,015	1,750,445
Selling, general and administrative	171,912	—	171,912	245,103	30	245,133	239,322	337	239,659
Depreciation and amortization	124,605	—	124,605	174,191	—	174,191	140,417	—	140,417
Long-lived asset impairment	14,264	—	14,264	3,851	319	4,170	11,941	2,355	14,296
Restructuring charges	43,884	—	43,884	2,159	—	2,159	—	—	—
Interest expense	1,578	—	1,578	1,905	—	1,905	3,551	—	3,551
Equity in income of non-consolidated affiliates	(15,152)	—	(15,152)	(14,553)	—	(14,553)	(19,000)	—	(19,000)
Other (income) loss, net (2)	(24,796)	—	(24,796)	(67,982)	(27)	(68,009)	(69,917)	1,002	(68,915)
Income (loss) from discontinued operations before income taxes	62,857	(222)	62,635	194,230	(801)	193,429	238,218	(3,284)	234,934
Provision for (benefit from) income taxes	29,046	(88)	28,958	87,932	(277)	87,655	106,429	(1,149)	105,280
Income (loss) from discontinued operations, net of tax	$33,811	$(134)	$33,677	$106,298	$(524)	$105,774	$131,789	$(2,135)	$129,654

(1)	Includes the results of operations of Exterran Corporation and costs directly attributable to the Spin-off.

(2)	Includes income from discontinued operations, net of tax, related to previously discontinued Venezuela and Canada operations of $56.8 million, $73.2 million, and $66.1 million for the year ended December 31, 2015, 2014, and 2013, respectively.

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	December 31, 2015			December 31, 2014
	Exterran Corporation	Contract Water Treatment Business	Total	Exterran Corporation	Contract Water Treatment Business	Total
Cash and cash equivalents	$—	$—	$—	$39,792	$—	$39,792
Restricted cash	—	—	—	1,490	—	1,490
Accounts receivable	—	—	—	399,896	69	399,965
Inventory	—	—	—	257,144	—	257,144
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	—	106,812	—	106,812
Other current assets	420	—	420	53,729	—	53,729
Total current assets associated with discontinued operations	420	—	420	858,863	69	858,932
Property, plant and equipment	—	—	—	952,743	—	952,743
Intangibles and other assets, net	5,714	—	5,714	220,541	—	220,541
Deferred income taxes	—	15,486	15,486	—	17,469	17,469
Total assets associated with discontinued operations	$6,134	$15,486	$21,620	$2,032,147	$17,538	$2,049,685
Accounts payable	$—	$—	$—	$162,040	$1	$162,041
Accrued liabilities	—	—	—	213,001	727	213,728
Deferred income taxes	420	—	420	—	—	—
Deferred revenue	—	—	—	64,820	—	64,820
Billings on uncompleted contracts in excess of costs and estimated earnings	—	—	—	86,322	—	86,322
Total current liabilities associated with discontinued operations	420	—	420	526,183	728	526,911
Long-term debt	—	—	—	1,107	—	1,107
Deferred income taxes	5,714	—	5,714	38,839	—	38,839
Other long-term liabilities	—	—	—	68,876	—	68,876
Total liabilities associated with discontinued operations	$6,134	$—	$6,134	$635,005	$728	$635,733

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

The following table presents the effects of changes from net income (loss) attributable to Archrock stockholders and changes in our equity interest of the Partnership on our equity attributable to Archrock stockholders (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net income (loss) attributable to Archrock stockholders	$(132,549)	$60,945	$94,028
Increase in Archrock stockholders’ additional paid in capital for change in ownership of Partnership units	18,386	74,521	31,573
Change from net income (loss) attributable to Archrock stockholders and transfers to/from the noncontrolling interest	$(114,163)	$135,466	$125,601

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

In addition, Exterran Corporation’s Form 10-K/A discloses that it has been cooperating with the SEC in an investigation, including responding to a subpoena for documents related to its restatement described in Note 23 (“Restatement of Previously Reported Consolidated Financial Statements”) and compliance with the U.S. Foreign Corrupt Practices Act, which are also being provided to the Department of Justice at its request. Archrock has been assisting Exterran Corporation in responding to this investigation, including providing information regarding periods prior to the Spin-off that is not otherwise in Exterran Corporation’s possession.

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

The following table presents sales and other financial information by reportable segment during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Contract Operations	Aftermarket Services	Reportable Segments Total	Other (1)	Total (2)
2015:
Revenue from external customers	$781,166	$216,942	$998,108	$—	$998,108
Gross margin (3)	461,765	41,297	503,062	—	503,062
Total assets	2,248,191	149,008	2,397,199	287,944	2,685,143
Capital expenditures	227,248	2,296	229,544	26,598	256,142

2014:
Revenue from external customers	$729,103	$230,050	$959,153	$—	$959,153
Gross margin (3)	412,961	41,799	454,760	—	454,760
Total assets	2,446,633	62,485	2,509,118	334,516	2,843,634
Capital expenditures	371,734	825	372,559	11,282	383,841

2013:
Revenue from external customers	$627,844	$234,928	$862,772	$—	$862,772
Gross margin (3)	345,355	46,439	391,794	—	391,794
Total assets	1,907,097	67,693	1,974,790	238,220	2,213,010
Capital expenditures	275,408	935	276,343	15,187	291,530

(1)	Includes corporate related items.

(2)	Totals exclude assets, capital expenditures and the operating results of discontinued operations.

(3)	Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable measure calculated and presented in accordance with U.S. GAAP, below.

The following table presents assets from reportable segments to total assets as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Assets from reportable segments	$2,397,199	$2,509,118
Other assets (1)	287,944	334,516
Assets associated with discontinued operations	21,620	2,049,685
Consolidated assets	$2,706,763	$4,893,319

(1)	Includes corporate related items.

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

The following table reconciles net income (loss) to gross margin (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$(125,697)	$88,661	$126,606
Selling, general and administrative	131,919	132,651	118,851
Depreciation and amortization	229,127	212,268	187,476
Long-lived asset impairment	124,979	42,828	16,696
Restructuring charges	4,745	5,394	—
Goodwill impairment	3,738	—	—
Interest expense	107,617	112,273	112,194
Debt extinguishment costs	9,201	—	—
Other (income) expense, net	(2,079)	(5,475)	(22,535)
Provision for (benefit from) income taxes	53,189	(28,066)	(17,840)
Income from discontinued operations, net of tax	(33,677)	(105,774)	(129,654)
Gross margin	$503,062	$454,760	$391,794

23. Restatement of Previously Reported Consolidated Financial Statements

On November 3, 2015, Archrock completed the Spin-off of its international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation. Since the completion of the Spin-off, Archrock and Exterran Corporation have been independent, publicly traded companies.

Subsequent to the Original Filing, Archrock was notified that senior management of Exterran Corporation identified errors relating to the application of percentage-of-completion accounting principles to certain engineering, procurement and construction (“EPC”) projects in the Middle East by its Belleli subsidiary. As a result of an internal investigation, Exterran Corporation’s management identified inaccuracies related to Belleli EPC projects in estimating the total costs required to complete projects, estimating penalties for liquidated damages and cost of sales amounts charged to projects impacting the years ended December 31, 2015, 2014 and 2013 (including the unaudited quarterly periods within 2015 and 2014). Additionally, prior period errors were separately identified related to the miscalculation and recovery of non-income-based tax receivables owed to Exterran Corporation from the Brazilian government as of December 31, 2011.

Along with restating its financial statements to correct the errors discussed above, Exterran Corporation recorded adjustments for certain immaterial accounting errors related to the periods covered in its Form 10-K/A amending its Annual Report on Form 10-K for the year ended December 31, 2015.

Archrock’s management and the Audit Committee of its Board of Directors conducted a review of the errors and inaccuracies that were identified by Exterran Corporation in order to determine the impacts of such matters on the pre-Spin-off historical financial statements of Archrock. None of the errors and inaccuracies identified relate to Archrock’s ongoing operations. The international contract operations, international aftermarket services and global fabrication results of operations have been reported as discontinued operations, net of tax, in the Original Filing and in this Form 10-K/A in Archrock’s consolidated statement of operations for all periods presented and were previously included in the international contract operations segment, aftermarket services segment and fabrication segment prior to the Spin-off. Subsequent to the Spin-off, Archrock no longer operates in the international contract operations, international aftermarket services or fabrication businesses.

The financial statements included in this Form 10-K/A have been restated to reflect the adjustments described above. As a result of the errors and inaccuracies related to Belleli EPC projects, as described above, our net loss was understated by $26.9 million during the year ended December 31, 2015, and our net income was overstated by $37.8 million and $30.6 million during the years ended December 31, 2014 and 2013, respectively. The tables below summarize the effects of the restatement on our (i) balance sheets at December 31, 2015 and 2014, (ii) statements of operations for the years ended December 31, 2015, 2014 and 2013, (iii) statements of comprehensive income for the years ended December 31, 2015, 2014 and 2013, (iv) statements of equity at December 31, 2015 and 2014 and (v) statements of cash flows for the years ended December 31, 2015,

2014 and 2013. Additionally, see Note 24 for a summary of the effect of the restatement on our unaudited quarterly periods within 2015 and 2014.

The table below presents the impact of the restatement on the Company's consolidated balance sheet as of December 31, 2015 (in thousands):

	December 31, 2015
	As Previously Reported	Adjustments	As Restated
Additional paid-in capital	$2,820,958	$123,939	$2,944,897
Accumulated deficit	(2,013,799)	(123,939)	(2,137,738)

The table below presents the impact of the restatement on the Company's consolidated statement of operations and consolidated statement of comprehensive income for the year ended December 31, 2015 (in thousands, except per share amounts):

	Year Ended December 31, 2015
	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Operations
Income from discontinued operations, net of tax	$60,408	$(26,731)	$33,677
Net loss	(98,966)	(26,731)	(125,697)
Net loss attributable to Archrock stockholders	(105,818)	(26,731)	(132,549)
Basic and diluted income (loss) per common share:
Income from discontinued operations attributable to Archrock common stockholders	$0.89	$(0.39)	$0.50
Net loss attributable to Archrock common stockholders	(1.55)	(0.39)	(1.94)

Consolidated Statement of Comprehensive Income
Net loss	$(98,966)	$(26,731)	$(125,697)
Foreign currency translation adjustment	(16,776)	(9,969)	(26,745)
Total other comprehensive loss	(18,474)	(9,969)	(28,443)
Comprehensive loss	(117,440)	(36,700)	(154,140)
Comprehensive loss attributable to Archrock stockholders	(123,253)	(36,700)	(159,953)

The table below presents the impact of the restatement on the Company's consolidated statement of equity as of December 31, 2015 (in thousands):

	December 31, 2015
	As Previously Reported	Adjustments	As Restated
Additional Paid-in Capital
Spin-off of Exterran Corporation	$(930,936)	$123,939	$(806,997)
Balance at December 31, 2015	2,820,958	123,939	2,944,897

Accumulated Other Comprehensive Income
Spin-off of Exterran Corporation	$(13,218)	$(15,942)	$(29,160)
Foreign currency translation adjustment	(3,558)	5,973	2,415

Accumulated Deficit
Net loss	$(105,818)	$(26,731)	$(132,549)
Balance at December 31, 2015	(2,013,799)	(123,939)	(2,137,738)

Total
Spin-off of Exterran Corporation	$(944,154)	$107,997	$(836,157)
Net loss	(98,966)	(26,731)	(125,697)
Foreign currency translation adjustment	(3,558)	5,973	2,415

The table below presents the impact of the restatement on the Company's consolidated statement of cash flows for the year ended December 31, 2015 (in thousands):

	December 31, 2015
	As Previously Reported	Adjustments	As Restated
Net loss	$(98,966)	$(26,731)	$(125,697)
Income from discontinued operations, net of tax	(60,408)	26,731	(33,677)
Spin-off of Exterran Corporation	(13,218)	(15,942)	(29,160)

The table below presents the impact of the restatement on the Company's consolidated balance sheet as of December 31, 2014 (in thousands):

	December 31, 2014
	As Previously Reported	Adjustments	As Restated
Current assets associated with discontinued operations	$872,158	$(13,226)	$858,932
Total current assets	1,185,820	(13,226)	1,172,594
Long-term assets associated with discontinued operations	1,211,047	(20,294)	1,190,753
Total assets	4,926,839	(33,520)	4,893,319
Current liabilities associated with discontinued operations	472,931	53,980	526,911
Total current liabilities	610,083	53,980	664,063
Long-term liabilities associated with discontinued operations	109,083	(261)	108,822
Total liabilities	2,973,794	53,719	3,027,513
Accumulated other comprehensive income	15,865	9,969	25,834
Accumulated deficit	(1,866,397)	(97,208)	(1,963,605)
Total Archrock stockholders’ equity	1,797,260	(87,239)	1,710,021
Total equity	1,953,045	(87,239)	1,865,806
Total liabilities and equity	4,926,839	(33,520)	4,893,319

The table below presents the impact of the restatement on the Company's consolidated statement of operations and consolidated statement of comprehensive income for the year ended December 31, 2013 (in thousands, except per share amounts):

	Year Ended December 31, 2014
	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Operations
Income from discontinued operations, net of tax	$142,995	$(37,221)	$105,774
Net income	125,882	(37,221)	88,661
Net income attributable to Archrock stockholders	98,166	(37,221)	60,945
Basic and diluted income per common share:
Income from discontinued operations attributable to Archrock common stockholders	$2.15	$(0.56)	$1.59
Net income attributable to Archrock common stockholders	1.47	(0.56)	0.91

Consolidated Statement of Comprehensive Income
Net income	$125,882	$(37,221)	$88,661
Foreign currency translation adjustment	(14,648)	2,501	(12,147)
Total other comprehensive loss	(15,005)	2,501	(12,504)
Comprehensive income	110,877	(34,720)	76,157
Comprehensive income attributable to Archrock stockholders	83,953	(34,720)	49,233

The table below presents the impact of the restatement on the Company's consolidated statement of equity as of December 31, 2014 (in thousands):

	December 31, 2014
	As Previously Reported	Adjustments	As Restated
Accumulated Other Comprehensive Income
Foreign currency translation adjustment	$(14,648)	$2,501	$(12,147)
Balance at December 31, 2014	15,865	9,969	25,834

Accumulated Deficit
Net income	$98,166	$(37,221)	$60,945
Balance at December 31, 2014	(1,866,397)	(97,208)	(1,963,605)

Total
Net income	$125,882	$(37,221)	$88,661
Foreign currency translation adjustment	(14,648)	2,501	(12,147)
Balance at December 31, 2014	1,953,045	(87,239)	1,865,806

The table below presents the impact of the restatement on the Company's consolidated statement of cash flows for the year ended December 31, 2014 (in thousands):

	December 31, 2014
	As Previously Reported	Adjustments	As Restated
Net income	$125,882	$(37,221)	$88,661
Income from discontinued operations, net of tax	(142,995)	37,221	(105,774)

The table below presents the impact of the restatement on the Company's consolidated statement of operations and consolidated statement of comprehensive income for the year ended December 31, 2013 (in thousands, except per share amounts):

	Year Ended December 31, 2013
	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Operations
Income from discontinued operations, net of tax	$158,790	$(29,136)	$129,654
Net income	155,742	(29,136)	126,606
Net income attributable to Archrock stockholders	123,164	(29,136)	94,028
Basic and diluted income per common share:
Income from discontinued operations attributable to Archrock common stockholders	$2.46	$(0.45)	$2.01
Net income attributable to Archrock common stockholders	1.91	(0.45)	1.46

Consolidated Statement of Comprehensive Income
Net income	$155,742	$(29,136)	$126,606
Foreign currency translation adjustment	4,531	3,035	7,566
Total other comprehensive income	11,748	3,035	14,783
Comprehensive income	167,490	(26,101)	141,389
Comprehensive income attributable to Archrock stockholders	129,333	(26,101)	103,232

The table below presents the impact of the restatement on the Company's consolidated statement of equity as of December 31, 2013 (in thousands):

	December 31, 2013
	As Previously Reported	Adjustments	As Restated
Accumulated Other Comprehensive Income
Balance, January 1, 2013	$23,909	$4,433	$28,342
Foreign currency translation adjustment	4,531	3,035	7,566
Balance at December 31, 2013	30,078	7,468	37,546

Accumulated Deficit
Balance, January 1, 2013	$(2,047,408)	$(30,851)	$(2,078,259)
Net income	123,164	(29,136)	94,028
Balance at December 31, 2013	(1,924,244)	(59,987)	(1,984,231)

Total
Balance, January 1, 2013	$1,702,259	$(26,418)	$1,675,841
Net income	155,742	(29,136)	126,606
Foreign currency translation adjustment	4,531	3,035	7,566
Balance at December 31, 2013	1,813,428	(52,519)	1,760,909

The table below presents the impact of the restatement on the Company's consolidated statement of cash flows for the year ended December 31, 2013 (in thousands):

	Year ended December 31, 2013
	As Previously Reported	Adjustments	As Restated
Net income	$155,742	$(29,136)	$126,606
Income from discontinued operations, net of tax	(158,790)	29,136	(129,654)

24. Selected Quarterly Financial Data (Unaudited)

In management’s opinion, the summarized quarterly financial data below (in thousands, except per share amounts) contains all appropriate adjustments, including those required as a result of the restatement described in Note 23, considered necessary to present fairly our consolidated financial position and results of operations for the respective periods.

	March 31, 2015(1)	June 30, 2015(2)	September 30, 2015(3)	December 31, 2015(4)
	As Restated	As Restated	As Restated	As Restated
	(See below)	(See below)	(See below)	(See below)
Revenue from external customers	$252,873	$255,062	$248,863	$241,310
Gross profit(9)	70,797	67,643	52,949	(21,541)
Net income (loss) attributable to Archrock stockholders	31,027	(24,176)	(9,910)	(129,490)
Net income (loss) attributable to Archrock common stockholders per share:
Basic	$0.45	$(0.35)	$(0.15)	$(1.89)
Diluted	0.45	(0.35)	(0.15)	(1.89)

	March 31, 2014(5)	June 30, 2014(6)	September 30, 2014(7)	December 31, 20148)
	As Restated	As Restated	As Restated	As Restated
	(See below)	(See below)	(See below)	(See below)
Revenue from external customers	$209,738	$239,153	$247,453	$262,809
Gross profit(9)	46,396	56,616	59,738	58,065
Net income (loss) attributable to Archrock stockholders	30,465	10,227	33,928	(13,675)
Net income (loss) attributable to Archrock common stockholders per share:
Basic	$0.46	$0.15	$0.50	$(0.20)
Diluted	0.46	0.15	0.47	(0.20)

(1)
In the first quarter of 2015, we recorded $33.8 million of income from discontinued operations, net of tax (see Note 2 (“Discontinued Operations”)) and $8.2 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)).

(2)
In the second quarter of 2015, we recorded a loss of $19.3 million from discontinued operations, net of tax (see Note 2 (“Discontinued Operations”)), $9.5 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”) and $1.2 million of restructuring charges (see Note 13 (“Restructuring Charges”)).

(3)
In the third quarter of 2015 we recorded $10.1 million of income from discontinued operations, net of tax (see Note 2 (“Discontinued Operations”)), $19.9 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)) and $0.3 million of restructuring charges (see Note 13 (“Restructuring Charges”)).

(4)
In the fourth quarter of 2015, we recorded $9.1 million of income from discontinued operations, net of tax (see Note 2 (“Discontinued Operations”)), $3.7 million of goodwill impairment (see Note 6 (“Goodwill”)), $87.4 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)) and $3.2 million of restructuring charges (see Note 13 (“Restructuring Charges”)).

(5)
In the first quarter of 2014, we recorded $39.2 million of income from discontinued operations, net of tax (see Note 2 (“Discontinued Operations”)), $3.8 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)) and $4.8 million of restructuring charges (see Note 13 “Restructuring Charges”)).

(6)
In the second quarter of 2014 , we recorded $21.8 million of income from discontinued operations, net of tax (see Note 2 (“Discontinued Operations”)), $9.8 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)) and $0.4 million of restructuring charges (see Note 13 “Restructuring Charges”)).

(7)
In the third quarter of 2014, we recorded $32.5 million of income from discontinued operations, net of tax (see Note 2 (“Discontinued Operations”)), $11.3 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)) and $0.2 million of restructuring charges (see Note 13 (“Restructuring Charges”)).

(8)
In the fourth quarter of 2014, we recorded $12.3 million of income from discontinued operations, net of tax (see Note 2 (“Discontinued Operations”)) and $17.9 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)).

(9)	Gross profit is defined as revenue less cost of sales, direct depreciation and amortization expense and long-lived asset impairment charges.

Impact of Restatement Adjustments on Unaudited Quarterly Financial Statements

The following information reconciles our previously reported financial information with as restated financial information for each quarterly reporting period within the fiscal years of 2015 and 2014. See Note 23 for further description of the nature of the errors.

The effects of the restatement on our (i) condensed consolidated statement of operations, (ii) condensed consolidated statement of comprehensive income and (iii) condensed consolidated statement of equity for the three months ended March 31, 2015 are set forth in the following tables (in thousands, except per share data):

	Three Months Ended March 31, 2015
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments(1)	As Restated and Reclassified
Revenues:
North America contract operations	$202,261	$—	$—	$202,261
International contract operations	120,691	—	(120,691)	—
Aftermarket services	86,856	—	(36,244)	50,612
Fabrication	319,274	—	(319,274)	—
	729,082	—	(476,209)	252,873
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	82,679	—	—	82,679
International contract operations	44,339	—	(44,339)	—
Aftermarket services	65,934	—	(25,157)	40,777
Fabrication	267,118	—	(267,118)	—
Selling, general and administrative	86,686	—	(54,118)	32,568
Depreciation and amortization	95,808	—	(38,795)	57,013
Long-lived asset impairment	12,732	—	(4,579)	8,153
Restructuring and other charges	4,790	—	(4,790)	—
Interest expense	27,298	—	(507)	26,791
Equity in income of non-consolidated affiliates	(5,006)	—	5,006	—
Other (income) expense, net	7,841	—	(8,391)	(550)
	690,219	—	(442,788)	247,431
Income before income taxes	38,863	—	(33,421)	5,442
Provision for (benefit from) income taxes	16,491	—	(17,231)	(740)
Income from continuing operations	22,372	—	(16,190)	6,182
Income from discontinued operations, net of tax	18,713	(1,115)	16,190	33,788
Net income	41,085	(1,115)	—	39,970
Less: Net income attributable to the noncontrolling interest	(8,943)	—	—	(8,943)
Net income attributable to Archrock stockholders	$32,142	$(1,115)	$—	$31,027

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Archrock common stockholders	$0.19	$—	$(0.23)	$(0.04)
Income from discontinued operations attributable to Archrock common stockholders	0.27	(0.02)	0.24	0.49
Net income attributable to Archrock common stockholders	$0.46	$(0.02)	$0.01	$0.45

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Archrock common stockholders	$0.19	$—	$(0.23)	$(0.04)
Income from discontinued operations attributable to Archrock common stockholders	0.27	(0.02)	0.24	0.49
Net income attributable to Archrock common stockholders	$0.46	$(0.02)	$0.01	$0.45

Weighted average common shares outstanding used in income (loss) per common share:
Basic	68,252	—	—	68,252
Diluted	68,534	—	(282)	68,252

Dividends declared and paid per common share	$0.15	$—	$—	$0.15

(1)
As discussed in Note 2, in November 2015, we completed the Spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation. The results of these businesses have been reclassified to discontinued operations in our financial statements for all periods presented.

	Three Months Ended March 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Net income	$41,085	$(1,115)	$39,970
Other comprehensive loss, net of tax:
Derivative loss, net of reclassifications to earnings	(4,650)	—	(4,650)
Amortization of terminated interest rate swaps	635	—	635
Foreign currency translation adjustment	(10,362)	2,617	(7,745)
Total other comprehensive loss	(14,377)	2,617	(11,760)
Comprehensive income	26,708	1,502	28,210
Less: Comprehensive income attributable to the noncontrolling interest	(5,970)	—	(5,970)
Comprehensive income attributable to Archrock stockholders	$20,738	$1,502	$22,240

	March 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Accumulated Other Comprehensive Income
Balance at January 1, 2015	$15,865	$9,969	$25,834
Foreign currency translation adjustment	(10,362)	2,617	(7,745)
Balance at March 31, 2015	4,461	12,586	17,047

Accumulated Deficit
Balance at January 1, 2015	$(1,866,397)	$(97,208)	$(1,963,605)
Net income	32,142	(1,115)	31,027
Balance at March 31, 2015	(1,844,595)	(98,323)	(1,942,918)

Total
Balance at January 1, 2015	$1,953,045	$(87,239)	$1,865,806
Net income	41,085	(1,115)	39,970
Foreign currency translation adjustment	(10,362)	2,617	(7,745)
Balance at March 31, 2015	1,951,581	(85,737)	1,865,844

The effects of the restatement on our (i) condensed consolidated statement of operations, (ii) condensed consolidated statement of comprehensive income and (iii) condensed consolidated statement of equity for the three and six months ended June 30, 2015 are set forth in the following tables (in thousands, except per share data):

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments(1)	As Restated and Reclassified	As Previously Reported	Restatement Adjustments	Reclassification Adjustments(1)	As Restated and Reclassified
Revenues:
North America contract operations	$198,259	$—	$—	$198,259	$400,520	$—	$—	$400,520
International contract operations	115,250	—	(115,250)	—	235,941	—	(235,941)	—
Aftermarket services	90,834	—	(34,031)	56,803	177,690	—	(70,275)	107,415
Fabrication	279,489	—	(279,489)	—	598,763	—	(598,763)	—
	683,832	—	(428,770)	255,062	1,412,914	—	(904,979)	507,935

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	81,221	—	—	81,221	163,900	—	—	163,900
International contract operations	44,745	—	(44,745)	—	89,084	—	(89,084)	—
Aftermarket services	70,171	—	(24,327)	45,844	136,105	—	(49,484)	86,621
Fabrication	240,854	—	(240,854)	—	507,972	—	(507,972)	—
Selling, general and administrative	83,874	—	(52,517)	31,357	170,560	—	(106,635)	63,925
Depreciation and amortization	94,325	—	(36,786)	57,539	190,133	—	(75,581)	114,552
Long-lived asset impairment	15,420	—	(5,910)	9,510	28,152	—	(10,489)	17,663
Restructuring and other charges	19,604	—	(18,411)	1,193	24,394	—	(23,201)	1,193
Interest expense	28,398	—	(319)	28,079	55,696	—	(826)	54,870
Equity in income of non-consolidated affiliates	(5,062)	—	5,062	—	(10,068)	—	10,068	—
Other income, net	1,005	—	(3,487)	(2,482)	8,846	—	(11,878)	(3,032)
	674,555	—	(422,294)	252,261	1,364,774	—	(865,082)	499,692
Income before income taxes	9,277	—	(6,476)	2,801	48,140	—	(39,897)	8,243
Provision for (benefit) from income taxes	1,742	—	(3,271)	(1,529)	18,233	—	(20,502)	(2,269)
Income from continuing operations	7,535	—	(3,205)	4,330	29,907	—	(19,395)	10,512
Income (loss) from discontinued operations, net of tax	254	(22,787)	3,205	(19,328)	18,967	(23,902)	19,395	14,460
Net income (loss)	7,789	(22,787)	—	(14,998)	48,874	(23,902)	—	24,972
Less: Net income attributable to the noncontrolling interest	(9,178)	—	—	(9,178)	(18,121)	—	—	(18,121)
Net income (loss) attributable to Archrock stockholders	$(1,389)	$(22,787)	$—	$(24,176)	$30,753	$(23,902)	$—	$6,851

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Archrock common stockholders	$(0.03)	$—	$(0.04)	$(0.07)	$0.17	$—	$(0.28)	$(0.11)
Income (loss) from discontinued operations attributable to Archrock common stockholders	0.01	(0.33)	0.04	(0.28)	0.27	(0.35)	0.29	0.21
Net income (loss) attributable to Archrock common stockholders	$(0.02)	$(0.33)	$—	$(0.35)	$0.44	$(0.35)	$0.01	$0.10

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Archrock common stockholders	$(0.03)	$—	$(0.04)	$(0.07)	$0.17	$—	$(0.28)	$(0.11)
Income (loss) from discontinued operations attributable to Archrock common stockholders	0.01	(0.33)	0.04	(0.28)	0.27	(0.35)	0.29	0.21
Net income (loss) attributable to Archrock common stockholders	$(0.02)	$(0.33)	$—	$(0.35)	$0.44	$(0.35)	$0.01	$0.10

Weighted average common shares outstanding used in income (loss) per common share:
Basic	68,514	—	—	68,514	68,381	—	—	68,381
Diluted	68,514	—	—	68,514	68,667	—	(286)	68,381

Dividends declared and paid per common share	$0.15	$—	$—	$0.15	$0.30	$—	$—	$0.30

(1)
As discussed in Note 2, in November 2015, we completed the Spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation. The results of these businesses have been reclassified to discontinued operations in our financial statements for all periods presented.

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net income (loss)	$7,789	$(22,787)	$(14,998)	$48,874	$(23,902)	$24,972
Other comprehensive income (loss), net of tax:
Derivative gain (loss), net of reclassifications to earnings	1,422	—	1,422	(3,228)	—	(3,228)
Adjustments from changes in ownership of Partnership	(223)	—	(223)	(223)	—	(223)
Amortization of terminated interest rate swaps	590	—	590	1,225	—	1,225
Foreign currency translation adjustment	3,659	(334)	3,325	(6,703)	2,283	(4,420)
Total other comprehensive income (loss)	5,448	(334)	5,114	(8,929)	2,283	(6,646)
Comprehensive income (loss)	13,237	(23,121)	(9,884)	39,945	(21,619)	18,326
Less: Comprehensive income attributable to the noncontrolling interest	(10,838)	—	(10,838)	(16,808)	—	(16,808)
Comprehensive income (loss) attributable to Archrock stockholders	$2,399	$(23,121)	$(20,722)	$23,137	$(21,619)	$1,518

	June 30, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Accumulated Other Comprehensive Income
Balance at January 1, 2015	$15,865	$9,969	$25,834
Foreign currency translation adjustment	(6,703)	2,283	(4,420)
Balance at June 30, 2015	8,249	12,252	20,501

Accumulated Deficit
Balance at January 1, 2015	$(1,866,397)	$(97,208)	$(1,963,605)
Net income	30,753	(23,902)	6,851
Balance at June 30, 2015	(1,856,387)	(121,110)	(1,977,497)

Total
Balance at January 1, 2015	$1,953,045	$(87,239)	$1,865,806
Net income	48,874	(23,902)	24,972
Foreign currency translation adjustment	(6,703)	2,283	(4,420)
Balance at June 30, 2015	1,931,522	(108,858)	1,822,664

The effects of the restatement on our (i) condensed consolidated statement of operations, (ii) condensed consolidated statement of comprehensive income and (iii) condensed consolidated statement of equity for the three and nine months ended September 30, 2015 are set forth in the following tables (in thousands, except per share data):

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments(1)	As Restated and Reclassified	As Previously Reported	Restatement Adjustments	Reclassification Adjustments(1)	As Restated and Reclassified
Revenues:
North America contract operations	$191,692	$—	$—	$191,692	$592,212	$—	$—	$592,212
International contract operations	114,104	—	(114,104)	—	350,045	—	(350,045)	—
Aftermarket services	82,443	—	(25,272)	57,171	260,133	—	(95,547)	164,586
Fabrication	261,262	—	(261,262)	—	860,025	—	(860,025)	—
	649,501	—	(400,638)	248,863	2,062,415	—	(1,305,617)	756,798
Costs and expenses:

Cost of sales (excluding depreciation and amortization expense):
North America contract operations	77,927	—	—	77,927	241,827	—	—	241,827
International contract operations	41,114	—	(41,114)	—	130,198	—	(130,198)	—
Aftermarket services	63,773	—	(18,336)	45,437	199,878	—	(67,820)	132,058
Fabrication	226,925	—	(226,925)	—	734,897	—	(734,897)	—
Selling, general and administrative	82,124	—	(49,503)	32,621	252,684	—	(156,138)	96,546
Depreciation and amortization	94,924	—	(36,837)	58,087	285,057	—	(112,418)	172,639
Long-lived asset impairment	23,708	—	(3,775)	19,933	51,860	—	(14,264)	37,596
Restructuring and other charges	11,998	—	(11,709)	289	36,392	—	(34,910)	1,482
Interest expense	28,577	—	(581)	27,996	84,273	—	(1,407)	82,866
Equity in income of non-consolidated affiliates	(5,084)	—	5,084	—	(15,152)	—	15,152	—
Other (income) loss, net	30,129	—	(27,974)	2,155	38,975	—	(39,852)	(877)
	676,115	—	(411,670)	264,445	2,040,889	—	(1,276,752)	764,137
Income (loss) before income taxes	(26,614)	—	11,032	(15,582)	21,526	—	(28,865)	(7,339)
Provision for (benefit from) income taxes	(3,605)	—	5,972	2,367	14,628	—	(14,530)	98
Income (loss) from continuing operations	(23,009)	—	5,060	(17,949)	6,898	—	(14,335)	(7,437)
Income from discontinued operations, net of tax	18,776	(3,606)	(5,060)	10,110	37,743	(27,508)	14,335	24,570
Net income (loss)	(4,233)	(3,606)	—	(7,839)	44,641	(27,508)	—	17,133
Less: Net income attributable to the noncontrolling interest	(2,071)	—	—	(2,071)	(20,192)	—	—	(20,192)
Net income (loss) attributable to Archrock stockholders	$(6,304)	$(3,606)	$—	$(9,910)	$24,449	$(27,508)	$—	$(3,059)

Basic income (loss) per common share:
Loss from continuing operations attributable to Archrock common stockholders	$(0.37)	$—	$0.08	$(0.29)	$(0.20)	$—	$(0.21)	$(0.41)
Income from discontinued operations attributable to Archrock common stockholders	0.28	(0.06)	(0.08)	0.14	0.55	(0.40)	0.21	0.36
Net income (loss) attributable to Archrock common stockholders	$(0.09)	$(0.06)	$—	$(0.15)	$0.35	$(0.40)	$—	$(0.05)

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Archrock common stockholders	$(0.37)	$—	$0.08	$(0.29)	$(0.20)	$—	$(0.21)	$(0.41)
Income from discontinued operations attributable to Archrock common stockholders	0.28	(0.06)	(0.08)	0.14	0.55	(0.40)	0.21	0.36
Net income (loss) attributable to Archrock common stockholders	$(0.09)	$(0.06)	$—	$(0.15)	$0.35	$(0.40)	$—	$(0.05)

Weighted average common shares outstanding used in income (loss) per common share:
Basic	68,560	—	—	68,560	68,441	—	—	68,441
Diluted	68,560	—	—	68,560	68,441	—	—	68,441

Dividends declared and paid per common share	$0.15	$—	$—	$0.15	$0.45	$—	$—	$0.45

(1)
As discussed in Note 2, in November 2015, we completed the Spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation. The results of these businesses have been reclassified to discontinued operations in our financial statements for all periods presented.

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net income (loss)	$(4,233)	$(3,606)	$(7,839)	$44,641	$(27,508)	$17,133
Other comprehensive income (loss), net of tax:
Derivative loss, net of reclassifications to earnings	(4,076)	—	(4,076)	(7,304)	—	(7,304)
Adjustments from changes in ownership of Partnership	—	—	—	(223)	—	(223)
Amortization of terminated interest rate swaps	543	—	543	1,768	—	1,768
Foreign currency translation adjustment	4,949	3,689	8,638	(1,754)	5,972	4,218
Total other comprehensive income (loss)	1,416	3,689	5,105	(7,513)	5,972	(1,541)
Comprehensive income (loss)	(2,817)	83	(2,734)	37,128	(21,536)	15,592
Less: Comprehensive (income) loss attributable to the noncontrolling interest	424	—	424	(16,384)	—	(16,384)
Comprehensive income (loss) attributable to Archrock stockholders	$(2,393)	$83	$(2,310)	$20,744	$(21,536)	$(792)

	September 30, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Accumulated Other Comprehensive Income
Balance at January 1, 2015	$15,865	$9,969	$25,834
Foreign currency translation adjustment	(1,754)	5,972	4,218
Balance at September 30, 2015	12,160	15,941	28,101

Accumulated Deficit
Balance at January 1, 2015	$(1,866,397)	$(97,208)	$(1,963,605)
Net income (loss)	24,449	(27,508)	(3,059)
Balance at September 30, 2015	(1,873,115)	(124,716)	(1,997,831)

Total
Balance at January 1, 2015	$1,953,045	$(87,239)	$1,865,806
Net income	44,641	(27,508)	17,133
Foreign currency translation adjustment	(1,754)	5,972	4,218
Balance at September 30, 2015	1,901,047	(108,775)	1,792,272

The effects of the restatement on our statements of operations for the three months ended December 31, 2015 are set forth in the following tables (in thousands, except per share data):

	Three Months Ended December 31, 2015
	As Previously Reported	Adjustment	As Restated
Net loss attributable to Archrock stockholders	$(130,267)	$777	$(129,490)
Net loss attributable to Archrock stockholders per share:
Basic	$(1.91)	$0.02	$(1.89)
Diluted	(1.91)	0.02	(1.89)

The effects of the restatement on our (i) condensed consolidated statement of operations, (ii) condensed consolidated statement of comprehensive income and (iii) condensed consolidated statement of equity for the three months ended March 31, 2014 are set forth in the following tables (in thousands, except per share data):

	Three Months Ended March 31, 2014
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments(1)	As Restated and Reclassified
Revenues:
North America contract operations	$156,523	$—	$—	$156,523
International contract operations	111,040	—	(111,040)	—
Aftermarket services	88,048	—	(34,833)	53,215
Fabrication	287,397	—	(287,397)	—
	643,008	—	(433,270)	209,738
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	71,081	—	—	71,081
International contract operations	41,032	—	(41,032)	—
Aftermarket services	67,821	—	(25,015)	42,806
Fabrication	229,588	—	(229,588)	—
Selling, general and administrative	92,578	—	(58,839)	33,739
Depreciation and amortization	85,522	—	(36,166)	49,356
Long-lived asset impairment	3,807	—	—	3,807
Restructuring and other charges	4,822	—	—	4,822
Interest expense	28,308	—	(484)	27,824
Equity in income of non-consolidated affiliates	(4,693)	—	4,693	—
Other income, net	(2,434)	—	2,198	(236)
	617,432	—	(384,233)	233,199
Income (loss) before income taxes	25,576	—	(49,037)	(23,461)
Provision for (benefit from) income taxes	9,409	—	(26,412)	(17,003)
Income (loss) from continuing operations	16,167	—	(22,625)	(6,458)
Income from discontinued operations, net of tax	18,727	(2,131)	22,625	39,221
Net income	34,894	(2,131)	—	32,763
Less: Net income attributable to the noncontrolling interest	(2,298)	—	—	(2,298)
Net income attributable to Archrock stockholders	$32,596	$(2,131)	$—	$30,465

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Archrock common stockholders	$0.21	$—	$(0.35)	$(0.14)
Income from discontinued operations attributable to Archrock common stockholders	0.28	(0.04)	0.36	0.60
Net income attributable to Archrock common stockholders	$0.49	$(0.04)	$0.01	$0.46

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Archrock common stockholders	$0.20	$—	$(0.34)	$(0.14)
Income from discontinued operations attributable to Archrock common stockholders	0.27	(0.04)	0.37	0.60
Net income attributable to Archrock common stockholders	$0.47	$(0.04)	$0.03	$0.46

Weighted average common shares outstanding used in income (loss) per common share:
Basic	65,390	—	—	65,390
Diluted	67,792	—	(2,402)	65,390

Dividends declared and paid per common share	$0.15	$—	$—	$0.15

(1)
As discussed in Note 2, in November 2015, we completed the Spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation. The results of these businesses have been reclassified to discontinued operations in our financial statements for all periods presented.

	Three Months Ended March 31, 2014
	As Previously Reported	Restatement Adjustments	As Restated
Net income	$34,894	$(2,131)	$32,763
Other comprehensive loss, net of tax:
Derivative loss, net of reclassifications to earnings	(570)	—	(570)
Amortization of terminated interest rate swaps	780	—	780
Foreign currency translation adjustment	1,134	(358)	776
Total other comprehensive loss	1,344	(358)	986
Comprehensive income	36,238	(2,489)	33,749
Less: Comprehensive income attributable to the noncontrolling interest	(2,324)	—	(2,324)
Comprehensive income attributable to Archrock stockholders	$33,914	$(2,489)	$31,425

	March 31, 2014
	As Previously Reported	RestatementAdjustments	As Restated
Accumulated Other Comprehensive Income
Balance at January 1, 2014	$30,078	$7,468	$37,546
Foreign currency translation adjustment	1,134	(358)	776
Balance at March 31, 2014	31,396	7,110	38,506

Accumulated Deficit
Balance at January 1, 2014	$(1,924,244)	$(59,987)	$(1,984,231)
Net income	32,596	(2,131)	30,465
Balance at March 31, 2014	(1,901,637)	(62,118)	(1,963,755)

Total
Balance at January 1, 2014	$1,813,428	$(52,519)	$1,760,909
Net income	34,894	(2,131)	32,763
Foreign currency translation adjustment	1,134	(358)	776
Balance at March 31, 2014	1,841,048	(55,008)	1,786,040

The effects of the restatement on our (i) condensed consolidated statement of operations, (ii) condensed consolidated statement of comprehensive income and (iii) condensed consolidated statement of equity for the three and six months ended June 30, 2014 are set forth in the following tables (in thousands, except per share data):

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments(1)	As Restated and Reclassified	As Previously Reported	Restatement Adjustments	Reclassification Adjustments(1)	As Restated and Reclassified
Revenues:
North America contract operations	$181,940	$—	$—	$181,940	$338,463	$—	$—	$338,463
International contract operations	134,392	—	(134,392)	—	245,432	—	(245,432)	—
Aftermarket services	100,359	—	(43,146)	57,213	188,407	—	(77,979)	110,428

Fabrication	322,579	—	(322,579)	—	609,976	—	(609,976)	—
	739,270	—	(500,117)	239,153	1,382,278	—	(933,387)	448,891
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	77,514	—	—	77,514	148,595	—	—	148,595
International contract operations	46,502	—	(46,502)	—	87,534	—	(87,534)	—
Aftermarket services	79,297	—	(32,182)	47,115	147,118	—	(57,197)	89,921
Fabrication	279,983	—	(279,983)	—	509,571	—	(509,571)	—
Selling, general and administrative	95,712	—	(64,426)	31,286	188,290	—	(123,265)	65,025
Depreciation and amortization	111,956	—	(58,991)	52,965	197,478	—	(95,157)	102,321
Long-lived asset impairment	9,847	—	—	9,847	13,654	—	—	13,654
Restructuring and other charges	353	—	—	353	5,175	—	—	5,175
Interest expense	32,722	—	(364)	32,358	61,030	—	(848)	60,182
Equity in income of non-consolidated affiliates	(4,909)	—	4,909	—	(9,602)	—	9,602	—
Other (income) expense, net	(3,671)	—	2,768	(903)	(6,105)	—	4,966	(1,139)
	725,306	—	(474,771)	250,535	1,342,738	—	(859,004)	483,734
Income (loss) before income taxes	13,964	—	(25,346)	(11,382)	39,540	—	(74,383)	(34,843)
Provision for (benefit from) income taxes	10,870	—	(19,159)	(8,289)	20,279	—	(45,571)	(25,292)
Income (loss) from continuing operations	3,094	—	(6,187)	(3,093)	19,261	—	(28,812)	(9,551)
Income from discontinued operations, net of tax	17,769	(2,150)	6,187	21,806	36,496	(4,281)	28,812	61,027
Net income	20,863	(2,150)	—	18,713	55,757	(4,281)	—	51,476
Less: Net income attributable to the noncontrolling interest	(8,486)	—	—	(8,486)	(10,784)	—	—	(10,784)
Net income attributable to Archrock stockholders	$12,377	$(2,150)	$—	$10,227	$44,973	$(4,281)	$—	$40,692

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Archrock common stockholders	$(0.08)	$—	$(0.10)	$(0.18)	$0.13	$—	$(0.44)	$(0.31)
Income from discontinued operations attributable to Archrock common stockholders	0.27	(0.04)	0.10	0.33	0.54	(0.07)	0.44	0.91
Net income attributable to Archrock common stockholders	$0.19	$(0.04)	$—	$0.15	$0.67	$(0.07)	$—	$0.60

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Archrock common stockholders	$(0.08)	$—	$(0.10)	$(0.18)	$0.12	$—	$(0.43)	$(0.31)
Income from discontinued operations attributable to Archrock common stockholders	0.27	(0.04)	0.10	0.33	0.52	(0.07)	0.46	0.91
Net income attributable to Archrock common stockholders	$0.19	$(0.04)	$—	$0.15	$0.64	$(0.07)	$0.03	$0.60

Weighted average common shares outstanding used in income (loss) per common share:
Basic	65,890	—	—	65,890	65,575	—	—	65,575
Diluted	65,890	—	—	65,890	68,772	—	(3,197)	65,575

Dividends declared and paid per common share	$0.15	$—	$—	$0.15	$0.30	$—	$—	$0.30

(1)
As discussed in Note 2, in November 2015, we completed the Spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation. The results of these businesses have been reclassified to discontinued operations in our financial statements for all periods presented.

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net income	$20,863	$(2,150)	$18,713	$55,757	$(4,281)	$51,476
Other comprehensive loss, net of tax:
Derivative loss, net of reclassifications to earnings	(1,650)	—	(1,650)	(2,220)	—	(2,220)
Adjustments from changes in ownership of Partnership	65	—	65	65	—	65
Amortization of terminated interest rate swaps	749	—	749	1,529	—	1,529
Foreign currency translation adjustment	(1,403)	(803)	(2,206)	(269)	(1,161)	(1,430)
Total other comprehensive income loss	(2,239)	(803)	(3,042)	(895)	(1,161)	(2,056)
Comprehensive income	18,624	(2,953)	15,671	54,862	(5,442)	49,420
Less: Comprehensive income attributable to the noncontrolling interest	(7,650)	—	(7,650)	(9,974)	—	(9,974)
Comprehensive income attributable to Archrock stockholders	$10,974	$(2,953)	$8,021	$44,888	$(5,442)	$39,446

	June 30, 2014
	As Previously Reported	Adjustments	As Restated
Accumulated Other Comprehensive Income
Balance at January 1, 2014	$30,078	$7,468	$37,546
Foreign currency translation adjustment	(269)	(1,161)	(1,430)
Balance at June 30, 2014	29,993	6,307	36,300

Accumulated Deficit
Balance at January 1, 2014	$(1,924,244)	$(59,987)	$(1,984,231)
Net income	44,973	(4,281)	40,692
Balance at June 30, 2014	(1,899,261)	(64,268)	(1,963,529)

Total
Balance at January 1, 2014	$1,813,428	$(52,519)	$1,760,909
Net income	55,757	(4,281)	51,476
Foreign currency translation adjustment	(269)	(1,161)	(1,430)
Balance at June 30, 2014	1,948,071	(57,961)	1,890,110

The effects of the restatement on our (i) condensed consolidated statement of operations, (ii) condensed consolidated statement of comprehensive income and (iii) condensed consolidated statement of equity for the three and nine months ended September 30, 2014 are set forth in the following tables (in thousands, except per share data):

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments(1)	As Restated and Reclassified	As Previously Reported	Restatement Adjustments	Reclassification Adjustments(1)	As Restated and Reclassified
Revenues:
North America contract operations	$191,000	$—	$—	$191,000	$529,463	$—	$—	$529,463
International contract operations	124,355	—	(124,355)	—	369,787	—	(369,787)	—
Aftermarket services	96,005	—	(39,552)	56,453	284,412	—	(117,531)	166,881

Fabrication	312,472	—	(312,472)	—	922,448	—	(922,448)	—
	723,832	—	(476,379)	247,453	2,106,110	—	(1,409,766)	696,344
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	82,453	—	—	82,453	231,048	—	—	231,048
International contract operations	47,983	—	(47,983)	—	135,517	—	(135,517)	—
Aftermarket services	75,510	—	(30,161)	45,349	222,628	—	(87,358)	135,270
Fabrication	251,401	—	(251,401)	—	760,972	—	(760,972)	—
Selling, general and administrative	94,806	—	(62,123)	32,683	283,096	—	(185,388)	97,708
Depreciation and amortization	98,256	—	(44,155)	54,101	295,734	—	(139,312)	156,422
Long-lived asset impairment	12,385	—	(1,044)	11,341	26,039	—	(1,044)	24,995
Restructuring and other charges	219	—	—	219	5,394	—	—	5,394
Interest expense	25,737	—	(182)	25,555	86,767	—	(1,030)	85,737
Equity in income of non-consolidated affiliates	(4,951)	—	4,951	—	(14,553)	—	14,553	—
Other (income) loss, net	4,663	—	(6,414)	(1,751)	(1,442)	—	(1,448)	(2,890)
	688,462	—	(438,512)	249,950	2,031,200	—	(1,297,516)	733,684
Income (loss) before income taxes	35,370	—	(37,867)	(2,497)	74,910	—	(112,250)	(37,340)
Provision for (benefit from) income taxes	11,215	—	(23,289)	(12,074)	31,494	—	(68,860)	(37,366)
Income from continuing operations	24,155	—	(14,578)	9,577	43,416	—	(43,390)	26
Income from discontinued operations, net of tax	18,003	(122)	14,578	32,459	54,499	(4,403)	43,390	93,486
Net income	42,158	(122)	—	42,036	97,915	(4,403)	—	93,512
Less: Net income attributable to the noncontrolling interest	(8,108)	—	—	(8,108)	(18,892)	—	—	(18,892)
Net income attributable to Archrock stockholders	$34,050	$(122)	$—	$33,928	$79,023	$(4,403)	$—	$74,620

Basic income (loss) per common share:
Income from continuing operations attributable to Archrock common stockholders	$0.24	$—	$(0.22)	$0.02	$0.37	$—	$(0.66)	$(0.29)
Income from discontinued operations attributable to Archrock common stockholders	0.27	—	0.21	0.48	0.81	(0.06)	0.67	1.42
Net income attributable to Archrock common stockholders	$0.51	$—	$(0.01)	$0.50	$1.18	$(0.06)	$0.01	$1.13

Diluted income (loss) per common share:
Income from continuing operations attributable to Archrock common stockholders	$0.23	$—	$(0.21)	$0.02	$0.35	$—	$(0.64)	$(0.29)
Income from discontinued operations attributable to Archrock common stockholders	0.25	(0.01)	0.21	0.45	0.77	(0.06)	0.71	1.42
Net income attributable to Archrock common stockholders	$0.48	$(0.01)	$—	$0.47	$1.12	$(0.06)	$0.07	$1.13

Weighted average common shares outstanding used in income (loss) per common share:
Basic	66,432	—	—	66,432	65,861	—	—	65,861
Diluted	70,406	—	—	70,406	69,317	—	(3,456)	65,861

Dividends declared and paid per common share	$0.15	$—	$—	$0.15	$0.45	$—	$—	$0.45

(1)
As discussed in Note 2, in November 2015, we completed the Spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation. The results of these businesses have been reclassified to discontinued operations in our financial statements for all periods presented.

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net income	$42,158	$(122)	$42,036	$97,915	$(4,403)	$93,512
Other comprehensive loss, net of tax:
Derivative gain (loss), net of reclassifications to earnings	1,201	—	1,201	(1,019)	—	(1,019)
Adjustments from changes in ownership of Partnership	—	—	—	65	—	65
Amortization of terminated interest rate swaps	726	—	726	2,255	—	2,255
Foreign currency translation adjustment	(6,250)	1,681	(4,569)	(6,519)	520	(5,999)
Total other comprehensive loss	(4,323)	1,681	(2,642)	(5,218)	520	(4,698)
Comprehensive income	37,835	1,559	39,394	92,697	(3,883)	88,814
Less: Comprehensive income attributable to the noncontrolling interest	(9,415)	—	(9,415)	(19,389)	—	(19,389)
Comprehensive income attributable to Archrock stockholders	$28,420	$1,559	$29,979	$73,308	$(3,883)	$69,425

	September 30, 2014
	As Previously Reported	Restatement Adjustments	As Restated
Accumulated Other Comprehensive Income
Balance at January 1, 2014	$30,078	$7,468	$37,546
Foreign currency translation adjustment	(6,519)	520	(5,999)
Balance at September 30, 2014	24,363	7,988	32,351

Accumulated Deficit
Balance at January 1, 2014	$(1,924,244)	$(59,987)	$(1,984,231)
Net income	79,023	(4,403)	74,620
Balance at September 30, 2014	(1,875,268)	(64,390)	(1,939,658)

Total
Balance at January 1, 2014	$1,813,428	$(52,519)	$1,760,909
Net income	97,915	(4,403)	93,512
Foreign currency translation adjustment	(6,519)	520	(5,999)
Balance at September 30, 2014	1,961,726	(56,402)	1,905,324

The effects of the restatement on our summarized quarterly financial data for the three months ended December 31, 2014 are set forth in the following tables (in thousands, except per share data):

	Three Months Ended December 31, 2014
	As Previously Reported	Restatement Adjustments	As Restated
Net income (loss) attributable to Archrock stockholders	$19,143	$(32,818)	$(13,675)
Net income (loss) attributable to Archrock stockholders per share:
Basic	$0.28	$(0.48)	$(0.20)
Diluted	0.28	(0.48)	(0.20)

25. Subsequent Event

In January 2016, Exterran Corporation received an additional installment payment, including an annual charge, of $5.2 million from PDVSA Gas relating to the 2012 sale of its Venezuelan joint ventures’ previously nationalized assets. Pursuant to the separation and distribution agreement, Exterran Corporation transferred cash to us based on the notional amount of the payment they received from PDVSA Gas in January 2016. The transfer of cash to us was recognized as an increase to stockholders’ equity on our consolidated balance sheet in the first quarter of 2016.

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