Form 10-Q
period 2016-03-31
Archrock, Inc.
filed 2017-02-09
CIK 1389050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016
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
Yes ☐ No ☒

Number of shares of the common stock of the registrant outstanding as of February 2, 2017: 70,533,248 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ARCHROCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	March 31, 2016	December 31, 2015
		As Restated
		(Note 17)
ASSETS

Current assets:
Cash and cash equivalents	$4,791	$1,563
Accounts receivable, net of allowance of $1,870 and $3,343, respectively	132,900	147,786
Inventory	123,494	129,411
Other current assets	4,141	6,123
Current assets associated with discontinued operations	376	420
Total current assets	265,702	285,303
Property, plant and equipment, net	2,264,098	2,267,788
Intangible and other assets, net	120,351	120,889
Long-term assets associated with discontinued operations	20,689	21,200
Total assets	$2,670,840	$2,695,180

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable, trade	$41,196	$52,430
Accrued liabilities	79,924	80,053
Deferred revenue	1,826	2,201
Current liabilities associated with discontinued operations	212	420
Total current liabilities	123,158	135,104
Long-term debt	1,600,210	1,576,882
Deferred income taxes	174,752	178,566
Other long-term liabilities	16,086	11,655
Long-term liabilities associated with discontinued operations	5,714	5,714
Total liabilities	1,919,920	1,907,921
Commitments and contingencies (Note 14)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 76,181,619 and 75,014,308 shares issued, respectively	762	750
Additional paid-in capital	2,952,701	2,944,897
Accumulated other comprehensive loss	(2,975)	(1,570)
Accumulated deficit	(2,152,609)	(2,137,738)
Treasury stock — 5,511,512 and 5,383,970 common shares, at cost, respectively	(73,168)	(72,429)
Total Archrock stockholders’ equity	724,711	733,910
Noncontrolling interest	26,209	53,349
Total equity	750,920	787,259
Total liabilities and equity	$2,670,840	$2,695,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015
		As Restated
		(Note 17)
Revenues:
Contract operations	$176,239	$202,261
Aftermarket services	37,056	50,612
	213,295	252,873
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	68,179	82,679
Aftermarket services	30,362	40,777
Selling, general and administrative	34,651	32,568
Depreciation and amortization	53,927	57,013
Long-lived asset impairment	9,860	8,153
Restructuring and other charges	8,065	—
Interest expense	20,300	26,791
Other income, net	(1,989)	(550)
	223,355	247,431
Income (loss) before income taxes	(10,060)	5,442
Benefit from income taxes	(3,334)	(740)
Income (loss) from continuing operations	(6,726)	6,182
Income from discontinued operations, net of tax	—	33,788
Net income (loss)	(6,726)	39,970
Less: Net (income) loss attributable to the noncontrolling interest	4,907	(8,943)
Net income (loss) attributable to Archrock stockholders	$(1,819)	$31,027

Basic income (loss) per common share:
Loss from continuing operations attributable to Archrock common stockholders	$(0.03)	$(0.04)
Income from discontinued operations attributable to Archrock common stockholders	—	0.49
Net income (loss) attributable to Archrock common stockholders	$(0.03)	$0.45

Diluted income (loss) per common share:
Loss from continuing operations attributable to Archrock common stockholders	$(0.03)	$(0.04)
Income from discontinued operations attributable to Archrock common stockholders	—	0.49
Net income (loss) attributable to Archrock common stockholders	$(0.03)	$0.45

Weighted average common shares outstanding used in income (loss) per common share:
Basic	68,833	68,252
Diluted	68,833	68,252

Dividends declared and paid per common share	$0.1875	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
		As Restated
		(Note 17)
Net income (loss)	$(6,726)	$39,970
Other comprehensive loss, net of tax:
Derivative loss, net of reclassifications to earnings	(4,237)	(4,650)
Adjustments from changes in ownership of Partnership	(6)	—
Amortization of terminated interest rate swaps	52	635
Foreign currency translation adjustment	—	(7,745)
Total other comprehensive loss	(4,191)	(11,760)
Comprehensive income (loss)	(10,917)	28,210
Less: Comprehensive (income) loss attributable to the noncontrolling interest	7,693	(5,970)
Comprehensive income (loss) attributable to Archrock stockholders	$(3,224)	$22,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Archrock, Inc. Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2015 (As Restated) (Note 17)	$738	$3,715,586	$25,834	$(68,532)	$(1,963,605)	$155,785	$1,865,806
Treasury stock purchased				(3,678)			(3,678)
Options exercised	1	571					572
Cash dividends					(10,340)		(10,340)
Shares issued in employee stock purchase plan		419					419
Stock-based compensation, net of forfeitures	6	4,451				241	4,698
Income tax benefit from stock-based compensation expense		302					302
Cash distribution to noncontrolling unitholders of the Partnership						(20,145)	(20,145)
Shares issued for exercise of warrants		(88)		88			—
Comprehensive income (loss) (As Restated) (Note 17)			(8,787)		31,027	5,970	28,210
Balance, March 31, 2015 (As Restated) (Note 17)	$745	$3,721,241	$17,047	$(72,122)	$(1,942,918)	$141,851	$1,865,844

Balance, January 1, 2016 (As Restated) (Note 17)	$750	$2,944,897	$(1,570)	$(72,429)	$(2,137,738)	$53,349	$787,259
Treasury stock purchased				(739)			(739)
Cash dividends					(13,052)		(13,052)
Stock-based compensation, net of forfeitures	12	3,113				406	3,531
Income tax expense from stock-based compensation expense		(1,062)					(1,062)
Contribution from Exterran Corporation		5,153					5,153
Partnership units issued in March 2016 Acquisition		600				884	1,484
Cash distribution to noncontrolling unitholders of the Partnership						(20,737)	(20,737)
Comprehensive loss			(1,405)		(1,819)	(7,693)	(10,917)
Balance, March 31, 2016	$762	$2,952,701	$(2,975)	$(73,168)	$(2,152,609)	$26,209	$750,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
		As Restated
		(Note 17)
Cash flows from operating activities:
Net income (loss)	$(6,726)	$39,970
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	53,927	57,013
Long-lived asset impairment	9,860	8,153
Amortization of deferred financing costs	1,105	1,618
Income from discontinued operations, net of tax	—	(33,788)
Amortization of debt discount	304	286
Provision for doubtful accounts	1,378	298
Gain on sale of property, plant and equipment	(443)	(357)
Loss on non-cash consideration in March 2016 Acquisition	635	—
Amortization of terminated interest rate swaps	80	977
Interest rate swaps	323	(136)
Stock-based compensation expense	3,288	2,483
Non-cash restructuring charges	3,181	—
Deferred income tax provision	(3,801)	(2,578)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and notes	13,508	19,318
Inventory	3,595	1,198
Other current assets	1,823	466
Accounts payable and other liabilities	(10,110)	393
Deferred revenue	(288)	7,335
Other	(252)	2,517
Net cash provided by continuing operations	71,387	105,166
Net cash provided by (used in) discontinued operations	(164)	29,468
Net cash provided by operating activities	71,223	134,634

Cash flows from investing activities:
Capital expenditures	(50,600)	(90,336)
Proceeds from sale of property, plant and equipment	4,177	5,310
Payment for March 2016 Acquisition	(13,779)	—
Net cash used in continuing operations	(60,202)	(85,026)
Net cash used in discontinued operations	—	(24,311)
Net cash used in investing activities	(60,202)	(109,337)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	103,500	417,000
Repayments of long-term debt	(81,000)	(396,500)
Payments for debt issuance costs	(222)	(1,311)
Payments for settlement of interest rate swaps that include financing elements	(812)	(942)
Proceeds from stock options exercised	—	572
Proceeds from stock issued pursuant to our employee stock purchase plan	—	419
Purchases of treasury stock	(739)	(3,678)
Dividends to Archrock stockholders	(13,052)	(10,340)
Stock-based compensation excess tax benefit	116	1,367
Distributions to noncontrolling partners in the Partnership	(20,737)	(20,145)
Contribution from Exterran Corporation	5,153	—
Net cash used in continuing operations	(7,793)	(13,558)
Net cash provided by discontinued operations	—	764
Net cash used in financing activities	(7,793)	(12,794)

Effect of exchange rate changes on cash and cash equivalents	—	(231)
Net increase in cash and cash equivalents - total operations	3,228	12,272
Less: Net increase in cash and cash equivalents - discontinued operations	—	12,089
Cash and cash equivalents at beginning of period	1,563	378
Cash and cash equivalents at end of period	$4,791	$561

Supplemental disclosure of non-cash transactions:
Non-cash consideration in March 2016 Acquisition	$3,165	$—
Partnership units issued in March 2016 Acquisition	$1,799	$—
Treasury shares issued for exercise of warrants	$—	$88

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Archrock, Inc. (“Archrock,” “our,” “we” or “us”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all normal recurring adjustments, and adjustments related to the matters described in Note 17 (“Restatement of Previously Reported Consolidated Financial Statements”), that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K/A”). That report contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

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

The following table summarizes net income (loss) attributable to Archrock common stockholders used in the calculation of basic and diluted income (loss) per common share (in thousands):

	Three Months Ended March 31,
	2016	2015
Loss from continuing operations attributable to Archrock stockholders	$(1,819)	$(2,761)
Income from discontinued operations, net of tax	—	33,788
Net income (loss) attributable to Archrock stockholders	(1,819)	31,027
Less: Net income attributable to participating securities	(184)	(117)
Net income (loss) attributable to Archrock common stockholders	$(2,003)	$30,910

The following table shows the potential shares of common stock that were included in computing diluted income (loss) attributable to Archrock common stockholders per common share (in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted average common shares outstanding including participating securities	70,162	69,179
Less: Weighted average participating securities outstanding	(1,329)	(927)
Weighted average common shares outstanding — used in basic income (loss) per common share	68,833	68,252
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	—	*
Weighted average common shares outstanding — used in diluted income (loss) per common share	68,833	68,252

*	Excluded from diluted income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted income (loss) attributable to Archrock common stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	916	568
On exercise of options and vesting of restricted stock units	—	282
Net dilutive potential common shares issuable	916	850

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments, changes in the fair value of derivative financial instruments, net of tax, that are designated as cash flow hedges to the extent the hedge is effective, amortization of terminated interest rate swaps and adjustments related to changes in our ownership of Archrock Partners, L.P. (along with its subsidiaries, the “Partnership”).

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, and excluding noncontrolling interest, during the three months ended March 31, 2015 and 2016 (in thousands):

	Derivatives Cash Flow Hedges		Foreign Currency Translation Adjustment	Total
Accumulated other comprehensive income, January 1, 2015	$(911)		$26,745	$25,834
Loss recognized in other comprehensive loss, net of tax	(1,502)	(1)	(7,745)	(9,247)
Loss reclassified from accumulated other comprehensive income, net of tax	460	(2)	—	460
Other comprehensive loss attributable to Archrock stockholders	(1,042)		(7,745)	(8,787)
Accumulated other comprehensive income, March 31, 2015	$(1,953)		$19,000	$17,047

Accumulated other comprehensive loss, January 1, 2016	$(1,570)		$—	$(1,570)
Loss recognized in other comprehensive loss, net of tax	(1,730)	(3)	—	(1,730)
Loss reclassified from accumulated other comprehensive loss, net of tax	325	(4)	—	325
Other comprehensive loss attributable to Archrock stockholders	(1,405)		—	(1,405)
Accumulated other comprehensive loss, March 31, 2016	$(2,975)		$—	$(2,975)

(1)
During the three months ended March 31, 2015, we recognized a loss of $2.3 million and a tax benefit of $0.8 million, in other comprehensive income (loss) related to changes in the fair value of derivative financial instruments.

(2)
During the three months ended March 31, 2015, we reclassified a loss of $0.7 million to interest expense and a tax benefit of $0.2 million to provision for (benefit from) income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss).

(3)
During the three months ended March 31, 2016, we recognized a loss of $2.5 million and a tax benefit of $0.8 million in other comprehensive income (loss) related to the change in the fair value of derivative financial instruments.

(4)
During the three months ended March 31, 2016, we reclassified a loss of $0.5 million to interest expense and a tax benefit of $0.2 million to provision for (benefit from) income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss).

Financial Instruments

Our financial instruments consist of cash, receivables, payables, interest rate swaps and debt. At March 31, 2016 and December 31, 2015, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 9 (“Fair Value Measurements”) for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Fixed rate debt	$681,250	$518,000	$680,484	$524,000
Floating rate debt	918,960	920,000	896,398	897,000
Total debt	$1,600,210	$1,438,000	$1,576,882	$1,421,000

(1)	Carrying values are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 7 (“Long-Term Debt”) for further details.

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

Goodwill

Beginning in late 2014 and extending throughout 2015, the energy markets experienced a significant reduction in oil and natural gas prices which has had a significant impact on the financial performance and operating results of many oil and natural gas companies. Such declines accelerated in the fourth quarter of 2015, resulting in higher borrowing costs for companies and a substantial reduction in forecasted capital spending across the energy industry leading to lower projected growth rates over the short-term. Such declines impacted our future cash flow forecasts, our market capitalization, and the market capitalization of peer companies. We identified these conditions as a triggering event, which required us to perform a two-step goodwill impairment test as of December 31, 2015. Accordingly, we recorded a preliminary full impairment of our goodwill in the fourth quarter of 2015 of $3.7 million. During the first quarter of 2016, we finalized the impairment analysis, which did not result in an adjustment to the preliminary impairment booked in the fourth quarter of 2015.

2.  Recent Accounting Developments

Accounting Standards Updates Implemented

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03 (“Update 2015-03”) that addresses the presentation of debt issuance costs. Update 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued Accounting Standards Update 2015-15 (“Update 2015-15”) which clarifies that the guidance in Update 2015-03 does not apply to line-of-credit arrangements. Per Update 2015-15, line-of-credit arrangements will continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. Update 2015-03 was effective for reporting periods beginning after December 15, 2015 on a retrospective basis. We adopted Update 2015-03 in the first quarter of 2016, which resulted in the reclassification of an $11.6 million asset previously presented in intangibles and other assets, net on the condensed consolidated balance sheet to a contra-liability presented in long-term debt on the condensed consolidated balance sheet as of December 31, 2015. See Note 7 (“Long-Term Debt”) for further details.

In February 2015, the FASB issued Accounting Standards Update 2015-02 (“Update 2015-02”) that revises the consolidation model. Update 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. Update 2015-02 was effective for reporting periods beginning after December 15, 2015. We adopted Update 2015-02 in the first quarter of 2016 and determined that the Partnership is a variable interest entity, for which we are the primary beneficiary, to be consolidated by us based upon its general partners’ role and rights as afforded by the partnership agreement and the limited rights afforded to the limited partners. The adoption of Update 2015-02 had no impact on our consolidated financial statements.

Accounting Standards Updates Not Yet Implemented

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“Update 2016-09”) that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either debt or equity liabilities, and classification on the statement of cash flows. For public entities, Update 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of Update 2016-09 on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“Update 2016-02”) that establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged. Update 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of Update 2016-02 on our consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11 (“Update 2015-11”) that will require an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. For public business entities, Update 2015-11 is effective on a prospective basis for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of Update 2015-11 on our financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“Update 2014-09”) that outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Update 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Update 2014-09 will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted for reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach. In March 2016, the FASB issued Accounting Standards Update No. 2016-08 (“Update 2016-08”), which clarifies the guidance in Update 2014-09 by providing guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer. Update 2016-08 has the same effective date as the original standard. We are currently evaluating the potential impact of Update 2014-09 and Update 2016-08 on our consolidated financial statements.

3.  Discontinued Operations

Spin-off of Exterran Corporation

On November 3, 2015 (the “Distribution Date”), we completed the spin-off (the “Spin-off”) of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation. To effect the Spin-off, we distributed on the Distribution Date, on a pro rata basis, all of the shares of Exterran Corporation common stock to our stockholders as of October 27, 2015 (the “Record Date”). Archrock stockholders received one share of Exterran Corporation common stock for every two shares of our common stock held at the close of business on the Record Date. Upon the completion of the Spin-off, we were renamed “Archrock, Inc.” and, on November 4, 2015, the ticker symbol for our common stock on the New York Stock Exchange was changed to “AROC.” Following the completion of the Spin-off, we and Exterran Corporation are independent, publicly traded companies with separate public ownership, boards of directors and management, and we continue to own and operate the U.S. contract operations and U.S. aftermarket services businesses that we previously owned. Additionally, we continue to hold our interests in the Partnership, which include the sole general partner interest and certain limited partner interests, as well as all of the incentive distribution rights in the Partnership. Effective on the Distribution Date, the Partnership was renamed “Archrock Partners, L.P.,” and, on November 4, 2015, the ticker symbol for its common units on the Nasdaq Global Select Market was changed to “APLP.” Exterran Corporation’s business following the Spin-off has been reported as discontinued operations, net of tax, in our condensed consolidated statement of operations for all periods presented and was previously included in the international contract operations segment, fabrication segment and aftermarket services segment. Following the Spin-off, we no longer operate in the international contract operations or fabrication segments and our operations in the aftermarket services segment are now limited to domestic operations.

In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation on the Distribution Date:

•
The separation and distribution agreement contains the key provisions relating to the separation of our business from Exterran Corporation’s business. The separation and distribution agreement identifies the assets and rights that were transferred, liabilities that were assumed or retained and contracts and related matters that were assigned to us or Exterran Corporation in the Spin-off and describes how these transfers, assumptions and assignments occurred. Pursuant to the separation and distribution agreement, on the Distribution Date, a subsidiary of Exterran Corporation transferred net proceeds of $532.6 million from borrowings under the Exterran Corporation credit facility to us to allow for the repayment of a portion of our indebtedness. On the Distribution Date, we terminated our former credit facility and repaid all borrowings and accrued and unpaid interest outstanding on the repayment date totaling $326.5 million. Our new capital structure includes a $350.0 million revolving credit facility that became available on the Distribution Date. On December 4, 2015, we redeemed for cash the $350.0 million aggregate principal amount of our 7.25% senior notes due December 2018 at a redemption price equal to 101.813% of the principal amount thereof plus accrued but unpaid interest to the redemption date for $369.2 million. In addition, the separation and distribution agreement contains certain noncompetition provisions addressing restrictions for three years after the Spin-off on Exterran Corporation’s ability to provide contract operations and aftermarket services in the United States and on our ability to provide contract operations and aftermarket services outside of the United States and to provide products for sale worldwide that compete with Exterran Corporation’s current product sales business, subject to certain exceptions. The separation and distribution agreement also governs the treatment of aspects relating to indemnification, insurance, confidentiality and cooperation. Additionally, the separation and distribution agreement specifies our right to receive payments from a subsidiary of Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation’s subsidiaries from PDVSA Gas, S.A. (“PDVSA Gas”) in respect of the sale of Exterran Corporation’s subsidiaries’ and joint ventures’ previously nationalized assets promptly after such amounts are collected by Exterran Corporation’s subsidiaries. As of March 31, 2016, we have received payments, including annual charges, of approximately $498.2 million ($50.0 million of which was used to repay insurance proceeds previously collected under the policy we maintained for the risk of expropriation), $5.2 million of which was received during the three months ended March 31, 2016. Pursuant to the separation and distribution agreement, Exterran Corporation or its subsidiary was due to receive the remaining principal amount as of March 31, 2016 of approximately $74.9 million in installments. As these remaining proceeds are received, Exterran Corporation intends to contribute to us an amount equal to such proceeds pursuant to the terms of the separation and distribution agreement. The separation and distribution agreement also specifies our right to receive a $25.0 million cash payment from a subsidiary of Exterran Corporation promptly following the occurrence of a qualified capital raise as defined in the Exterran Corporation credit agreement.

•
The tax matters agreement governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes. Subject to the provisions of this agreement Exterran Corporation and us agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of March 31, 2016, we classified $5.7 million of unrecognized tax benefits (including interest and penalties) as long-term liability associated with discontinued operations since it relates to operations of Exterran Corporation prior to the Spin-off. We have also recorded an offsetting $5.7 million indemnification asset related to this reserve as long-term assets associated with discontinued operations.

•
The employee matters agreement governs the allocation of liabilities and responsibilities between us and Exterran Corporation relating to employee compensation and benefit plans and programs, including the treatment of retirement, health and welfare plans and equity and other incentive plans and awards. The agreement contains provisions regarding stock-based compensation. See Note 12 (“Stock-Based Compensation”) for additional information relating to the Archrock Stock Incentive Plan.

•
The transition services agreement sets forth the terms on which Exterran Corporation will provide to us, and we will provide to Exterran Corporation, on a temporary basis, certain services or functions that the companies historically have shared. Transition services provided to us by Exterran Corporation and to Exterran Corporation by us include accounting, administrative, payroll, human resources, environmental health and safety, real estate, fleet, financial audit support, legal, tax, treasury and other support and corporate services, and each service is provided at a predetermined rate set forth in the transition services agreement. Each service provided under the agreement has its own duration, which is generally less than one year and not more than two years, extension terms and monthly cost, and the transition services agreement will terminate upon cessation of all services provided thereunder. For the three months ended March 31, 2016, we recorded other income of $0.3 million and selling, general and administrative expense of $0.6 million associated with the services under the transition services agreement.

•
The supply agreement sets forth the terms under which Exterran Corporation will provide manufactured equipment, including the design, engineering, manufacturing and sale of natural gas compression equipment, on an exclusive basis to us and the Partnership. This supply agreement has an initial term of two years, subject to certain cancellation conditions, and is extendible for additional one-year terms by mutual agreement of the parties. Pursuant to the supply agreement, we and the Partnership each will be required to purchase our respective requirements of newly-manufactured compression equipment from Exterran Corporation, subject to certain exceptions. For the three months ended March 31, 2016, we purchased $19.9 million of newly-manufactured compression equipment from Exterran Corporation.

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

Generally, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of Exterran Corporation’s business with Exterran Corporation. Pursuant to the separation and distribution agreement, we and Exterran Corporation generally release the other party from all claims arising prior to the Spin-off that relate to the other party’s business.

Other discontinued operations activity

In December 2013, we abandoned our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. The abandonment of this business meets the criteria established for recognition as discontinued operations under GAAP. Therefore, our contract water treatment business has been reported as discontinued operations, net of tax, in our condensed consolidated statement of operations. This business was previously included in our contract operations segment.

The following table summarizes the operating results of discontinued operations (in thousands):

	Three Months Ended March 31, 2015
	Exterran Corporation (1)	Contract Water Treatment Business	Total
Revenue	$469,277	$—	$469,277
Cost of sales (excluding depreciation and amortization expense)	330,527	72	330,599
Selling, general and administrative	54,118	—	54,118
Depreciation and amortization	38,892	—	38,892
Long-lived asset impairment	4,579	—	4,579
Restructuring charges	4,790	—	4,790
Interest expense	507	—	507
Equity in income of non-consolidated affiliates	(5,006)	—	(5,006)
Other income, net (2)	(11,250)	—	(11,250)
Income (loss) from discontinued operations before income taxes	52,120	(72)	52,048
Provision for (benefit from) income taxes	18,302	(42)	18,260
Income (loss) from discontinued operations, net of tax	$33,818	$(30)	$33,788

(1)	Includes the results of operations of Exterran Corporation and costs directly attributable to the Spin-off.

(2)	Includes income from discontinued operations, net of tax, related to previously discontinued Venezuela operations of $18.7 million for the three months ended March 31, 2015.

The following tables summarize the balance sheet data for discontinued operations (in thousands):

	March 31, 2016			December 31, 2015
	Exterran Corporation	Contract Water Treatment Business	Total	Exterran Corporation	Contract Water Treatment Business	Total
Other current assets	$376	$—	$376	$420	$—	$420
Total current assets associated with discontinued operations	376	—	376	420	—	420
Intangibles and other assets, net	5,714	—	5,714	5,714	—	5,714
Deferred income taxes	—	14,975	14,975	—	15,486	15,486
Total assets associated with discontinued operations	$6,090	$14,975	$21,065	$6,134	$15,486	$21,620
Deferred income taxes	$212	$—	$212	$420	$—	$420
Total current liabilities associated with discontinued operations	212	—	212	420	—	420
Deferred income taxes	5,714	—	5,714	5,714	—	5,714
Total liabilities associated with discontinued operations	$5,926	$—	$5,926	$6,134	$—	$6,134

4.  Business Acquisitions

On March 1, 2016, the Partnership completed an acquisition of contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The $18.8 million purchase price was funded with $13.8 million in borrowings under the Partnership’s revolving credit facility, a non-cash exchange of approximately 24 Partnership compressor units for $3.2 million, and the issuance of 257,000 of the Partnership’s common units for $1.8 million. In connection with this acquisition, the Partnership issued and sold to Archrock General Partner, L.P. (“GP”), our wholly-owned subsidiary and the Partnership’s general partner, 5,205 general partner units to maintain GP’s approximate 2% general partner interest in the Partnership. This acquisition by the Partnership is referred to as the “March 2016 Acquisition.” During the three months ended March 31, 2016, the Partnership incurred transaction costs of approximately $0.2 million related to the March 2016 Acquisition, which is reflected in other income, net, in our condensed consolidated statement of operations.

We accounted for the March 2016 Acquisition using the acquisition method, which requires, among other things, assets acquired to be recorded at their fair value on the acquisition date. The following table summarized the purchase price allocation based on estimated fair values of the acquired assets as of the acquisition date (in thousands):

Fair Value
Property, plant and equipment	$14,929
Intangible assets	3,839
Purchase price	$18,768

Property, Plant and Equipment and Intangible Assets Acquired

Property, plant and equipment is primarily comprised of compressor units that will be depreciated on a straight-line basis over an estimated average remaining useful life of 15 years.

The amount of finite life intangible assets, and their associated average useful lives, was determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, and consisted of the following:

	Amount (in thousands)	Average Useful Life
Customer related	$3,839	2.3 years

The results of operations attributable to the assets acquired in the March 2016 Acquisition have been included in our condensed consolidated financial statements as part of our contract operations segment since the date of acquisition.

Pro forma financial information is not presented for the March 2016 Acquisition as it is immaterial to our reported results.

5.  Inventory

Inventory consisted of the following amounts (in thousands):

	March 31, 2016	December 31, 2015
Parts and supplies	$106,280	$109,634
Work in progress	17,214	19,777
Inventory	$123,494	$129,411

As of March 31, 2016 and December 31, 2015, we had inventory reserves of $6.8 million and $9.8 million, respectively.

6.  Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Compression equipment, facilities and other fleet assets	$3,318,140	$3,292,364
Land and buildings	53,745	53,175
Transportation and shop equipment	108,751	108,998
Other	108,406	109,291
Property, plant and equipment	3,589,042	3,563,828
Accumulated depreciation	(1,324,944)	(1,296,040)
Property, plant and equipment, net	$2,264,098	$2,267,788

7.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Revolving credit facility due November 2020	$171,500	$166,500

Partnership’s revolving credit facility due May 2018	598,000	580,500

Partnership’s term loan facility due May 2018	150,000	150,000
Less: Deferred financing costs, net of amortization	(540)	(602)
	149,460	149,398

Partnership’s 6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(3,704)	(3,862)
Less: Deferred financing costs, net of amortization	(5,139)	(5,396)
	341,157	340,742

Partnership’s 6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(4,526)	(4,673)
Less: Deferred financing costs, net of amortization	(5,381)	(5,585)
	340,093	339,742

Long-term debt	$1,600,210	$1,576,882

Archrock Revolving Credit Facility

In October 2015, in connection with the Spin-off, we entered into a five-year, $350.0 million revolving credit facility (the “Credit Facility”). Our ability to borrow under the Credit Facility was subject to the satisfaction of certain conditions precedent, including (i) the payoff and termination of our former credit facility and (ii) the consummation of the Spin-off on or before January 4, 2016 (the date on which those conditions are satisfied is referred to as the “Archrock Initial Availability Date”). On November 3, 2015, we terminated our former credit facility, repaid $326.5 million in borrowings and accrued and unpaid interest outstanding on the repayment date and completed the Spin-off. Accordingly, the Archrock Initial Availability Date was November 3, 2015, and the Credit Facility will mature in November 2020. As of March 31, 2016, we had $171.5 million in outstanding borrowings and $10.0 million in outstanding letters of credit under the Credit Facility. At March 31, 2016, taking into account guarantees through letters of credit, we had undrawn and available capacity of $168.5 million under the Credit Facility.

The Partnership Revolving Credit Facility and Term Loan

In February 2015, the Partnership amended its senior secured credit agreement (the “Partnership Credit Agreement”), which among other things, increased the borrowing capacity under its revolving credit facility by $250.0 million to $900.0 million. The Partnership Credit Agreement, which matures in May 2018, also includes a $150.0 million term loan facility. During the three months ended March 31, 2015, the Partnership incurred transaction costs of $1.3 million related to the amendment of the Partnership Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the facility. As of March 31, 2016, the Partnership had undrawn and available capacity of $302.0 million under its revolving credit facility.

Effective May 2, 2016, the Partnership amended its Partnership Credit Agreement to, among other things, decrease the borrowing capacity under its revolving credit facility by $75.0 million to $825.0 million. Prior to this amendment, the Partnership was able to increase the aggregate commitments under the Partnership Credit Agreement by up to an additional $50 million subject to certain conditions, including the approval of the lenders. As a result of this amendment and subject to certain conditions, including the approval of the lenders, the Partnership is able to increase the aggregate commitments under the Partnership Credit Agreement by up to an additional $125 million.

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Partnership Credit Agreement also contains various covenants, which have been amended effective March 31, 2016, requiring mandatory prepayments from the net cash proceeds of certain asset transfers. In addition, if as of any date the Partnership has cash and cash equivalents (other than proceeds from a debt or equity issuance in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Partnership Credit Agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the revolving credit facility. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.95 to 1.0 though the fourth quarter of 2017, 5.75 to 1.0 in the first quarter of 2018, and 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) thereafter and a ratio of Senior Secured Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 3.50 to 1.0 through the fourth quarter of 2017, 3.75 to 1.0 in the first quarter of 2018 and 4.0 to 1.0 thereafter. A material adverse effect with respect to the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts the Partnership’s ability to perform its obligations under the Partnership Credit Agreement, could lead to a default under that agreement. As of March 31, 2016, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

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

Interest Rate Risk

At March 31, 2016, the Partnership was a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates:

Expiration Date	Notional Value (in millions)
May 2018	$300
May 2019	100
May 2020	100
$500

As of March 31, 2016, the weighted average effective fixed interest rate on the interest rate swaps was 1.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded an immaterial amount of interest expense during the three months ended March 31, 2016 as compared to $0.3 million of interest income during the three months ended March 31, 2015 due to ineffectiveness related to interest rate swaps. We estimate that $4.2 million of deferred pre-tax losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at March 31, 2016, will be reclassified into earnings as interest expense at then current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

		March 31, 2016	December 31, 2015
	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate swaps	Intangible and other assets, net	$—	$45
Interest rate swaps	Accrued liabilities	(4,949)	(4,608)
Interest rate swaps	Other long-term liabilities	(5,470)	(1,421)
Total derivatives		$(10,419)	$(5,984)

	Pre-tax Loss Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre-tax Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps
Three months ended March 31, 2016	$(5,932)	Interest expense	$(1,116)
Three months ended March 31, 2015	(6,253)	Interest expense	(1,675)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, with pricing levels as of the date of valuation (in thousands):

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swaps asset	$—	$—	$—	$—	$45	$—
Interest rate swaps liability	—	(10,419)	—	—	(6,029)	—

Our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015, with pricing levels as of the date of valuation (in thousands):

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Impaired long-lived assets	$—	$—	$487	$—	$—	$12,565

Our estimate of the impaired long-lived assets’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years.

10.  Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the three months ended March 31, 2016, we reviewed the future deployment of our idle compression assets used in our contract operations segment for units that were not of the type, configuration, condition, make or model that are cost-efficient to maintain and operate. Based on this review, we determined that approximately 80 idle compressor units totaling approximately 33,000 horsepower would be retired from the active fleet during the three months ended March 31, 2016. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $9.9 million asset impairment to reduce the book value of each unit to its estimated fair value during the three months ended March 31, 2016. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the three months ended March 31, 2015, we reviewed the future deployment of our idle compression assets used in our contract operations segment for units that were not of the type, configuration, condition, make or model that are cost-efficient to maintain and operate. Based on this review, we determined that approximately 70 idle compressor units representing approximately 23,000 horsepower would be retired from the active fleet during the three months ended March 31, 2015. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded an $8.2 million asset impairment to reduce the book value of each unit to its estimated fair value during the three months ended March 31, 2015. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

11.  Restructuring and Other Charges

In the first quarter of 2016, we determined to undertake a cost reduction program to reduce our on-going operating expenses, including workforce reductions and closure of certain make-ready shops. These actions are a result of our review of our businesses and efforts to efficiently manage cost and maintain our businesses in line with current and expected activity levels and anticipated make-ready demand in the U.S. market. During the three months ended March 31, 2016, we incurred $7.0 million of restructuring and other charges as a result of this plan primarily related to severance benefits and consulting fees.

The following table presents the expense incurred under this plan by reportable segment (in thousands):

	Contract Operations	Aftermarket Services	Other (1)	Total
Three months ended March 31, 2016	$2,241	$369	$4,391	$7,001
Estimated additional charges	1,183	744	4,400	6,327

(1)
Represents expense incurred under this plan that is not directly attributable to our reportable segments because it represents severance benefits and consulting fees incurred within the corporate function.

These charges are reflected as restructuring and other charges in our condensed consolidated statement of operations. As of March 31, 2016, we had an accrued liability of $2.5 million primarily related to severance benefits incurred. We expect to incur an additional $6.3 million through the remainder of 2016 related to consulting fees and severance benefits related to our corporate function.

As discussed in Note 3 (“Discontinued Operations”), we completed the Spin-off of Exterran Corporation on November 3, 2015. During the three months ended March 31, 2016, we incurred $1.1 million of costs associated with the Spin-off that were directly attributable to Archrock and are summarized below. The restructuring charges associated with the Spin-off are not directly attributable to our reportable segments because they primarily represent costs incurred within the corporate function. As of March 31, 2016, we had an accrued liability of $0.6 million primarily related to retention benefits incurred. We expect to incur an additional $2.1 million for the remainder of 2016 and $1.5 million in 2017 related to retention payments.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the three months ended March 31, 2016 (in thousands):

	Spin-off	Cost Reduction Plan	Total
Beginning balance at January 1, 2016	$855	$—	$855
Additions for costs expensed	1,064	7,001	8,065
Less non-cash expense (1)	(330)	—	(330)
Reductions for payments	(1,005)	(4,496)	(5,501)
Ending balance at March 31, 2016	$584	$2,505	$3,089

(1)	Represents non-cash retention benefits associated with the Spin-off to be settled in Archrock stock.

The following table summarizes the components of charges included in restructuring and other charges in our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Retention and severance benefits	$5,324	$—
Consulting services	2,741	—
Total restructuring and other charges	$8,065	$—

12.  Stock-Based Compensation

Stock Incentive Plan

In April 2013, we adopted the Archrock, Inc. 2013 Stock Incentive Plan (the “2013 Plan”) to provide for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, other stock-based awards and dividend equivalent rights to employees, directors and consultants of Archrock. Under the 2013 Plan, the maximum number of shares of common stock available for issuance pursuant to awards is 10,100,000. Each option and stock appreciation right granted counts as one share against the aggregate share limit, and any share subject to a stock settled award other than a stock option, stock appreciation right or other award for which the recipient pays intrinsic value counts as 1.75 shares against the aggregate share limit. Shares subject to awards granted under the 2013 Plan that are subsequently canceled, terminated, settled in cash or forfeited (excluding shares withheld to satisfy tax withholding obligations to or pay the exercise price of an option) are, to the extent of such cancelation, termination, settlement or forfeiture, available for future grant under the 2013 Plan. Cash settled awards are not counted against the aggregate share limit. No additional grants may be made under the Archrock, Inc. 2007 Amended and Restated Stock Incentive Plan (the “2007 Plan”). Previous grants made under the 2007 Plan will continue to be governed by that plan.

Exterran Corporation Spin-off Adjustments

In connection with the Spin-off of Exterran Corporation, stock options, restricted stock, restricted stock units and performance unit awards were adjusted in accordance with anti-dilution provisions under the existing plans. As such, we did not record any additional compensation expense related to the adjustment of the awards. The awards were generally adjusted as follows:

•
Pre-2015 Awards. Immediately prior to the Spin-off, each outstanding Exterran Holdings, Inc. (“Exterran Holdings”) stock option, restricted stock, restricted stock unit and performance unit granted prior to January 1, 2015, whether vested or unvested, was split into two awards, consisting of an Archrock award and an Exterran Corporation award. However, Exterran Holdings “incentive stock options” (within the meaning of Section 422 of the Code) were converted solely, into options denominated in shares of common stock of the applicable holder’s post-spin employer if the holder of the award elected, prior to the Spin-off, to preserve the tax treatment of such option.

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

The following table presents stock option activity during the three months ended March 31, 2016:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2016	1,247	$18.28
Granted	—	—
Cancelled	(331)	22.89
Options outstanding, March 31, 2016	916	16.61	2.3	$384
Options exercisable, March 31, 2016	884	16.30	2.2	384

Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. As of March 31, 2016, we expect $0.3 million of unrecognized compensation cost related to unvested stock options to be recognized over the weighted-average period of 0.9 years.

Restricted Stock, Stock-Settled Restricted Stock Units, Performance Units, Cash-Settled Restricted Stock Units and Cash Settled Performance Units

For grants of restricted stock, restricted stock units and performance units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the grant date. Our restricted stock and certain of our stock-settled restricted stock units and performance units include rights to receive dividends or dividend equivalents. We remeasure the fair value of cash-settled restricted stock units and cash-settled performance units and record a cumulative adjustment of the expense previously recognized. Our obligation related to the cash-settled restricted stock units and cash settled performance units is reflected as a liability in our condensed consolidated balance sheets. Restricted stock, stock-settled restricted stock units, performance units, cash-settled restricted stock units and performance units generally vest one-third per year on each of the first three anniversaries of the grant date, subject to continued services through the applicable vesting date.

The following table presents restricted stock, restricted stock unit, performance unit, cash settled restricted stock unit and cash settled performance unit activity during the three months ended March 31, 2016:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2016	1,155	$18.50
Granted	1,357	6.09
Vested	(596)	16.39
Cancelled	(11)	21.48
Non-vested awards, March 31, 2016 (1)	1,905	10.30

(1)
Non-vested awards as of March 31, 2016 are comprised of 270,000 cash-settled restricted stock units and cash-settled performance units and 1,635,000 restricted shares and stock-settled restricted stock units.

As of March 31, 2016, we expect $16.5 million of unrecognized compensation cost related to unvested restricted stock, stock-settled restricted stock units, performance units, cash-settled restricted stock units and cash-settled performance units to be recognized over the weighted-average period of 2.2 years.

Partnership Long-Term Incentive Plan

The Partnership’s Long-Term Incentive Plan (the “Partnership Plan”) was adopted in October 2006 for the benefit of the employees, directors and consultants of the Partnership, us and our respective affiliates. A maximum of 1,035,378 common units, common unit options, restricted units and phantom units are available under the Partnership Plan. The Partnership Plan is administered by the board of directors of Archrock GP LLC, the general partner of the Partnership’s general partner, or a committee thereof (the “Partnership Plan Administrator”).

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

Partnership Phantom Units

The following table presents phantom unit activity during the three months ended March 31, 2016:

	Phantom Units (in thousands)	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, January 1, 2016	77	$27.01
Granted	190	7.84
Vested	(68)	18.59
Phantom units outstanding, March 31, 2016	199	11.58

As of March 31, 2016, we expect $2.2 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.3 years.

13.  Cash Dividends

The following table summarizes our dividends per common share:

Declaration Date	Payment Date	Dividends per Common Share	Total Dividends
January 30, 2015	February 17, 2015	$0.1500	$10.3	million
April 28, 2015	May 18, 2015	0.1500	10.4	million
July 30, 2015	August 17, 2015	0.1500	10.5	million
October 18, 2015	October 30, 2015	0.1500	10.4	million
January 26, 2016	February 16, 2016	0.1875	13.1	million

On May 2, 2016, our board of directors declared a quarterly dividend of $0.095 per share of common stock, paid on May 18, 2016 to stockholders of record at the close of business on May 12, 2016. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

14.  Commitments and Contingencies

We have issued the following guarantees that are not recorded on our condensed consolidated balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of March 31, 2016
Standby letters of credit	2016	$9,969
Performance bonds (1)	2016	1,230
Maximum potential undiscounted payments		$11,199

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of March 31, 2016 and December 31, 2015, we had accrued $2.5 million and $2.7 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows for the period in which the resolution occurs.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of March 31, 2016 and December 31, 2015, we recorded a $1.5 million indemnification liability (including penalties and interest) related to non-income based tax audits.

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

Indemnification Obligations

On November 3, 2015, we completed the Spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a separate, publicly traded company operating as Exterran Corporation. In connection with the Spin-off, we entered into a separation and distribution agreement, which provides for cross-indemnities between Exterran Corporation’s operating subsidiary and us and established procedures for handling claims subject to indemnification and related matters. Generally, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of Exterran Corporation’s business with Exterran Corporation. Pursuant to the separation and distribution agreement, we and Exterran Corporation will generally release the other party from all claims arising prior to the Spin-off that relate to the other party’s business.

Litigation and Claims

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem taxes under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. As a result of this new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $4.3 million during the three months ended March 31, 2016. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $48.3 million as of March 31, 2016, of which approximately $10.2 million has been agreed to by a number of appraisal review boards and county appraisal districts and $38.1 million has been disputed and is currently in litigation. A large number of appraisal review boards denied our position, although some accepted it, and our wholly-owned subsidiary, Archrock Services Leasing LLC, formerly known as EES Leasing LLC (“EES Leasing”), and Archrock Partners’ subsidiary, Archrock Partners Leasing LLC, formerly known as EXLP Leasing LLC (“EXLP Leasing”) filed 176 petitions for review in the appropriate district courts with respect to the 2012 tax year, 109 petitions for review in the appropriate district courts with respect to the 2013 tax year, 115 petitions for review in the appropriate district courts with respect to the 2014 tax year and 119 petitions for review in the appropriate district courts with respect to the 2015 tax year.

As of March 31, 2016, only five cases have advanced to the point of trial or submission of summary judgment motions on the merits, and only three cases have been decided, with two of the decisions having been rendered by the same presiding judge. All three of those decisions were appealed, and all three of the appeals have been decided by intermediate appellate courts.

On October 17, 2013, the 143rd Judicial District Court of Loving County, Texas ruled in EXLP Leasing LLC & EES Leasing LLC v. Loving County Appraisal District that EES Leasing and EXLP Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the district court further held that the Heavy Equipment Statutes were unconstitutional as applied to EES Leasing’s and EXLP Leasing’s compressors. EES Leasing and EXLP Leasing appealed the district court’s constitutionality holding to the Eighth Court of Appeals in El Paso, Texas. On September 23, 2015, the Eighth Court of Appeals ruled in EES Leasing’s and EXLP Leasing’s favor by overruling the 143rd District Court’s constitutionality ruling. The Eighth Court of Appeals also ruled, however, that EES Leasing’s and EXLP Leasing’s natural gas compressors are taxable in the counties where they were located on January 1 of the tax year at issue.

On October 28, 2013, the 143rd Judicial District Court of Ward County, Texas ruled in EES Leasing LLC & EXLP Leasing LLC v. Ward County Appraisal District that EES Leasing and EXLP Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the court held that the Heavy Equipment Statutes were unconstitutional as applied to their compressors. EES Leasing and EXLP Leasing appealed the district court’s constitutionality holding to the Eighth Court of Appeals in El Paso, Texas, and the Ward County Appraisal District cross-appealed the district court’s rulings that EES Leasing’s and EXLP Leasing’s compressors qualify as Heavy Equipment. On September 23, 2015, the Eighth Court of Appeals ruled in EES Leasing’s and EXLP Leasing’s favor by overruling the 143rd District Court’s constitutionality ruling and affirming its ruling that EES Leasing’s and EXLP Leasing’s compressors qualify as Heavy Equipment. The Eighth Court of Appeals also ruled, however, that EES Leasing’s and EXLP Leasing’s natural gas compressors are taxable in the counties where they were located on January 1 of the tax year at issue. The Ward County Appraisal District and Loving County Appraisal District each filed (on January 27, 2016 and February 10, 2016, respectively) a petition asking the Texas Supreme Court to review its respective Eighth Court of Appeals decision. On March 11, 2016, EES Leasing and EXLP Leasing filed responses to the appraisal districts’ petitions and cross-petitions for review in each case asking the Texas Supreme Court to also review the Eighth Court of Appeals’ determination that natural gas compressors are taxable in the counties where they were located on January 1 of the tax year at issue.

On March 18, 2014, the 10th Judicial District Court of Galveston, Texas ruled in EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District that EES Leasing and EXLP Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the court held the Heavy Equipment Statutes unconstitutional as applied to their compressors. EES Leasing and EXLP Leasing appealed the district court’s constitutionality holding to the Fourteenth Court of Appeals in Houston, Texas. On August 25, 2015, the Fourteenth Court of Appeals issued a ruling stating that EES Leasing’s and EXLP Leasing’s compressors are taxable in the counties where they were located on January 1 of the tax year at issue, and it remanded the case to the district court for further evidence on the issue of whether the Heavy Equipment Statutes are constitutional as applied to EES Leasing’s and EXLP Leasing’s compressors. On November 24, 2015, EES Leasing and EXLP Leasing filed a petition asking the Texas Supreme Court to review this decision. On March 21, 2016, the Galveston Central Appraisal District filed a response to EES Leasing’s and EXLP Leasing’s petition for review, and EES Leasing and EXLP Leasing filed their reply on April 26, 2016.

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

On June 3, 2015, the Fourth Court of Appeals in San Antonio, Texas issued a decision reversing the 406th District Court’s dismissal of EES Leasing’s and EXLP Leasing’s tax appeals for want of jurisdiction. In EXLP Leasing LLC et. al v. Webb County Appraisal District, United Independent School District (“United ISD”) intervened as a party in interest and sought to dismiss the lawsuit arguing that the district court was without jurisdiction to hear the appeal. Under Section 42.08(b) of the Texas Tax Code, a property owner must pay before the delinquency date the lesser of (1) the amount of taxes due on the portion of the taxable value of the property that is not in dispute or (2) the amount of taxes due on the property under the order from which the appeal is taken. EES Leasing and EXLP Leasing paid zero taxes to Webb County because the entire amount of tax assessed by Webb County was in dispute. Instead, as required by the Heavy Equipment Statutes and Texas Comptroller forms, EES Leasing and EXLP Leasing paid taxes on the compressors at issue to Victoria County, where they maintain their place of business and keep natural gas compressors. The Webb County Appraisal District and United ISD contested EES Leasing’s and EXLP Leasing’s position that the Heavy Equipment Statutes contain situs provisions requiring that taxes be paid where the dealer has a business location and keeps its natural gas compressors, instead arguing that taxes are payable to the county where each compressor is located as of January 1 of the tax year at issue. The district court granted United ISD’s motion to dismiss on April 1, 2014 and declined EES Leasing’s and EXLP Leasing’s motion to reconsider. The Fourth Court of Appeals reversed, holding that, based on the plain meaning of Section 42.08(b)(1), and because the entire amount was in dispute, ESS Leasing and EXLP Leasing were not required to prepay disputed taxes to invoke the trial court’s jurisdiction. The Fourth Court of Appeals denied United ISD’s request for a rehearing. On September 29, 2015, United ISD filed a petition for review in the Texas Supreme Court. On December 4, 2015, the Texas Supreme Court denied United ISD’s petition for review.

United ISD has four delinquency lawsuits pending against EES Leasing and EXLP Leasing in the 49th District Court of Webb County, Texas. The cases have been abated pending the resolution of EES Leasing’s and EXLP Leasing’s 2012 tax year case pending in the 406th Judicial District Court of Webb County, Texas.

We continue to believe that the revised statutes are constitutional as applied to natural gas compressors and that under the revised statutes our natural gas compressors are taxable in the counties where we maintain a business location and keep natural gas compressors. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, most of the remaining 2012-2016 district court cases have been formally or effectively abated pending a decision from the Texas Supreme Court.

If our appeals are ultimately unsuccessful, or if the Texas Supreme Court determines to review the matter and rules against us, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. In addition, while we do not expect the ultimate determination of the issue of where the natural gas compressors are taxable under the Heavy Equipment Statutes would have an impact on the amount of taxes due, we could be subject to substantial penalties if we are unsuccessful on this issue. Also, if we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded. If this litigation is resolved against us in whole or in part, or if in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment because of new or revised Texas statutes, we will incur additional taxes and could be subject to substantial penalties and interest, which would impact our future results of operations, financial condition and cash flows and also our ability to pay dividends in the future.

In the ordinary course of business, we are also involved in various other pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from any of these other actions will not have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows. However, because of the inherent uncertainty of litigation and arbitration proceedings, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In addition, Exterran Corporation’s Form 10-K/A discloses that it has been cooperating with the SEC in an investigation, including responding to a subpoena for documents related to its restatement described in Note 17 (“Restatement of Previously Reported Consolidated Financial Statements”) and compliance with the U.S. Foreign Corrupt Practices Act, which are also being provided to the Department of Justice at its request. Archrock has been assisting Exterran Corporation in responding to this investigation, including providing information regarding periods prior to the Spin-off that is not otherwise in Exterran Corporation’s possession.

15.  Reportable Segments

We manage our business segments primarily based upon the type of product or service provided. We have two reportable segments which we operate within the U.S.: contract operations and aftermarket services. The contract operations segment primarily provides natural gas compression services to meet specific customer requirements. The aftermarket services segment provides a full range of services to support the compression needs of customers, from part sales and normal maintenance services to full operation of a customer’s owned assets.

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes only sales to external customers.

The following table presents revenue and other financial information by reportable segment during the three months ended March 31, 2016 and 2015 (in thousands):

Three Months Ended	Contract Operations	Aftermarket Services	Reportable Segments Total
March 31, 2016:
Revenue from external customers	$176,239	$37,056	$213,295
Gross margin	108,060	6,694	114,754
March 31, 2015:
Revenue from external customers	$202,261	$50,612	$252,873
Gross margin	119,582	9,835	129,417

The following table reconciles total gross margin to income (loss) before income taxes (in thousands):

	Three Months Ended March 31,
	2016	2015
Total gross margin	$114,754	$129,417
Less:
Selling, general and administrative	34,651	32,568
Depreciation and amortization	53,927	57,013
Long-lived asset impairment	9,860	8,153
Restructuring and other charges	8,065	—
Interest expense	20,300	26,791
Other income, net	(1,989)	(550)
Income (loss) before income taxes	$(10,060)	$5,442

16.  Transactions Related to the Partnership

At March 31, 2016, Archrock owned an approximately 40% interest in the Partnership. As of March 31, 2016, the Partnership’s fleet included 6,393 compressor units comprising approximately 3.3 million horsepower, or 82% of our and the Partnership’s combined total U.S. horsepower.

The liabilities recognized as a result of consolidating the Partnership do not necessarily represent additional claims on the general assets of Archrock outside of the Partnership; rather, they represent claims against the specific assets of the consolidated Partnership. Conversely, assets recognized as a result of consolidating the Partnership do not necessarily represent additional assets that could be used to satisfy claims against Archrock’s general assets. There are no restrictions on the Partnership’s assets that are reported in Archrock’s general assets.

On March 1, 2016, the Partnership completed the March 2016 Acquisition. A portion of the $18.8 million purchase price was funded through the issuance of 257,000 of the Partnership’s common units for $1.8 million. In connection with this acquisition, the Partnership issued and sold to Archrock General Partner, L.P. (“GP”), our wholly-owned subsidiary and the Partnership’s general partner, 5,205 general partner units to maintain GP’s approximate 2% general partner interest in the Partnership. See Note 4 (“Business Acquisitions”) for additional information. As a result, adjustments were made to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

The following table presents the effects of changes from net income attributable to Archrock stockholders and changes in our equity interest of the Partnership on our equity attributable to Archrock stockholders (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income (loss) attributable to Archrock stockholders	$(1,819)	$31,027
Increase in Archrock stockholders’ additional paid-in capital for change in ownership of Partnership units	600	—
Change from net income (loss) attributable to Archrock stockholders and transfers to/from the noncontrolling interest	$(1,219)	$31,027

17.  Restatement of Previously Reported Consolidated Financial Statements

On November 3, 2015, we completed the Spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation. Since the completion of the Spin-off, Archrock and Exterran Corporation have been independent, publicly traded companies.

Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the SEC on February 29, 2016, we were notified that senior management of Exterran Corporation identified errors relating to the application of percentage-of-completion accounting principles to certain engineering, procurement and construction (“EPC”) projects in the Middle East by its Belleli subsidiary. As a result of an internal investigation, Exterran Corporation’s management identified inaccuracies related to Belleli EPC projects in estimating the total costs required to complete projects, estimating penalties for liquidated damages and cost of sales amounts charged to projects impacting the years ended December 31, 2015, 2014 and 2013 (including the unaudited quarterly periods within 2015 and 2014). Additionally, prior period errors were separately identified related to the miscalculation and recovery of non-income-based tax receivables owed to Exterran Corporation from the Brazilian government as of December 31, 2011.

Along with restating its financial statements to correct the errors discussed above, Exterran Corporation recorded adjustments for certain immaterial accounting errors related to the periods covered in its Form 10-K/A amending its Annual Report on Form 10-K for the year ended December 31, 2015.

Our management and the Audit Committee of our Board of Directors conducted a review of the errors and inaccuracies that were identified by Exterran Corporation in order to determine the impacts of such matters on our pre-Spin-off historical financial statements. None of the errors and inaccuracies identified relate to our ongoing operations. The international contract operations, international aftermarket services and global fabrication results of operations have been reported as discontinued operations, net of tax, in our consolidated statement of operations for all periods presented and were previously included in the international contract operations segment, aftermarket services segment and fabrication segment prior to the Spin-off. Subsequent to the Spin-off, we no longer operate in the international contract operations, international aftermarket services or fabrication businesses.

Our consolidated financial statements as of and for the year ended December 31, 2015 and related financial information have been restated to reflect the adjustments described above. The restatement has been set forth in its entirety in our 2015 Form 10-K/A which we have filed with the SEC concurrently with this Form 10-Q. As a result of the errors and inaccuracies related to Belleli EPC projects, as described above, our net income was overstated by $1.1 million during the three months ended March 31, 2015.

We delayed the filing of this Quarterly Report on Form 10-Q pending the completion of our review of the errors and inaccuracies described above, including the completion of the restatement, and after considering conclusions reached by Exterran Corporation described above.

The tables below summarize the effects of the restatement on our (i) balance sheet at December 31, 2015 and January 1, 2016, (ii) statement of operations for the three months ended March 31, 2015, (iii) statement of comprehensive income for the three months ended March 31, 2015, (iv) statement of equity at March 31, 2015 and (v) statement of cash flows for the three months ended March 31, 2015.

The effects of the restatement on our condensed consolidated balance sheet as of December 31, 2015 and January 1, 2016 are set forth in the following table (in thousands):

	December 31, 2015 and January 1, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Additional paid-in capital	$2,820,958	123,939	$2,944,897
Accumulated deficit	(2,013,799)	(123,939)	(2,137,738)

The effects of the restatement on our condensed consolidated statements of operations for the three months ended March 31, 2015 are set forth in the following table (in thousands, except per share amounts):

	Three Months Ended March 31, 2015
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments(1)	As Restated and Reclassified
Revenues:
North America contract operations	$202,261	$—	$—	$202,261
International contract operations	120,691	—	(120,691)	—
Aftermarket services	86,856	—	(36,244)	50,612
Fabrication	319,274	(6,932)	(312,342)	—
	729,082	(6,932)	(469,277)	252,873
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	82,679	—	—	82,679
International contract operations	44,339	—	(44,339)	—
Aftermarket services	65,934	—	(25,157)	40,777
Fabrication	267,118	(6,087)	(261,031)	—
Selling, general and administrative	86,686	—	(54,118)	32,568
Depreciation and amortization	95,808	97	(38,892)	57,013
Long-lived asset impairment	12,732	—	(4,579)	8,153
Restructuring and other charges	4,790	—	(4,790)	—
Interest expense	27,298	—	(507)	26,791
Equity in income of non-consolidated affiliates	(5,006)	—	5,006	—
Other (income) expense, net	7,841	(898)	(7,493)	(550)
	690,219	(6,888)	(435,900)	247,431
Income before income taxes	38,863	(44)	(33,377)	5,442
Provision for (benefit from) income taxes	16,491	1,071	(18,302)	(740)
Income from continuing operations	22,372	(1,115)	(15,075)	6,182
Income from discontinued operations, net of tax	18,713	—	15,075	33,788
Net income	41,085	(1,115)	—	39,970
Less: Net income attributable to the noncontrolling interest	(8,943)	—	—	(8,943)
Net income attributable to Archrock stockholders	$32,142	$(1,115)	$—	$31,027

Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Archrock common stockholders	$0.19	$(0.02)	$(0.21)	$(0.04)
Income from discontinued operations attributable to Archrock common stockholders	0.27	—	0.22	0.49
Net income attributable to Archrock common stockholders	$0.46	$(0.02)	$0.01	$0.45

Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Archrock common stockholders	$0.19	$(0.02)	$(0.21)	$(0.04)
Income from discontinued operations attributable to Archrock common stockholders	0.27	—	0.22	0.49
Net income attributable to Archrock common stockholders	$0.46	$(0.02)	$0.01	$0.45

Weighted average common shares outstanding used in income (loss) per common share:
Basic	68,252	—	—	68,252
Diluted	68,534	—	(282)	68,252

Dividends declared and paid per common share	$0.15	$—	$—	$0.15

(1)
As discussed in Note 3, in November 2015, we completed the Spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation. The results of these businesses have been reclassified to discontinued operations in our financial statements for all periods presented.

The effects of the restatement on our condensed consolidated statements of comprehensive income for the three months ended March 31, 2015 are set forth in the following table (in thousands):

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

The effects of the restatement on our condensed consolidated statement of equity as of March 31, 2015 are set forth in the following table (in thousands):

	March 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Accumulated Other Comprehensive Income
Balance at January 1, 2015	15,865	9,969	25,834
Comprehensive loss	(11,404)	2,617	(8,787)
Balance at March 31, 2015	4,461	12,586	17,047

Accumulated Deficit
Balance at January 1, 2015	(1,866,397)	(97,208)	(1,963,605)
Comprehensive income	32,142	(1,115)	31,027
Balance at March 31, 2015	(1,844,595)	(98,323)	(1,942,918)

Total
Balance at January 1, 2015	1,953,045	(87,239)	1,865,806
Comprehensive income	26,708	1,502	28,210
Balance at March 31, 2015	1,951,581	(85,737)	1,865,844

The effects of the restatement on our condensed consolidated statements of cash flows for the three months ended March 31, 2015 are set forth in the following table (in thousands):

	Three Months Ended March 31, 2015
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments(1)	As Restated and Reclassified
Cash flows from operating activities:
Net income	$41,085	$(1,115)	$—	$39,970
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	95,808	97	(38,892)	57,013
Long-lived asset impairment	12,732	—	(4,579)	8,153
Amortization of deferred financing costs	1,618	—	—	1,618
Income from discontinued operations, net of tax	(18,713)	—	(15,075)	(33,788)
Amortization of debt discount	286	—	—	286
Provision for doubtful accounts	622	—	(324)	298
Gain on sale of property, plant and equipment	(489)	—	132	(357)
Equity in income of non-consolidated affiliates	(5,006)	—	5,006	—
Amortization of terminated interest rate swaps	977	—	—	977
Interest rate swaps	(136)	—	—	(136)
Loss on remeasurement of intercompany balances	7,508	—	(7,508)	—
Stock-based compensation expense	4,698	—	(2,215)	2,483
Deferred income tax provision	620	1,070	(4,268)	(2,578)
Changes in assets and liabilities:
Accounts receivable and notes	47,687	(5,213)	(23,156)	19,318
Inventory	(14,548)	—	15,746	1,198
Costs and estimated earnings versus billings on uncompleted contracts	12,304	12,145	(24,449)	—
Other current assets	(15,417)	(40)	15,923	466
Accounts payable and other liabilities	(40,086)	(6,104)	46,583	393
Deferred revenue	3,764	—	3,571	7,335
Other	(2,846)	(840)	6,203	2,517
Net cash provided by continuing operations	132,468	—	(27,302)	105,166
Net cash provided by discontinued operations	2,166	—	27,302	29,468
Net cash provided by operating activities	134,634	—	—	134,634

Cash flows from investing activities:
Capital expenditures	(139,783)	—	49,447	(90,336)
Proceeds from sale of property, plant and equipment	8,910	—	(3,600)	5,310
Return of investments in non-consolidated affiliates	5,006	—	(5,006)	—
Net cash used in continuing operations	(125,867)	—	40,841	(85,026)
Net cash provided by (used in) discontinued operations	16,530	—	(40,841)	(24,311)
Net cash used in investing activities	(109,337)	—	—	(109,337)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	417,000	—	—	417,000
Repayments of long-term debt	(396,500)	—	—	(396,500)
Payments for debt issuance costs	(1,311)	—	—	(1,311)
Payments for settlement of interest rate swaps that include financing elements	(942)	—	—	(942)
Proceeds from stock options exercised	572	—	—	572
Proceeds from stock issued pursuant to our employee stock purchase plan	419	—	—	419
Purchases of treasury stock	(3,678)	—	—	(3,678)
Dividends to Archrock stockholders	(10,340)	—	—	(10,340)
Stock-based compensation excess tax benefit	2,131	—	(764)	1,367
Distributions to noncontrolling partners in the Partnership	(20,145)	—	—	(20,145)
Net cash used in continuing operations	(12,794)	—	(764)	(13,558)
Net cash provided by discontinued operations	—	—	764	764
Net cash used in financing activities	(12,794)	—	—	(12,794)

Effect of exchange rate changes on cash and cash equivalents	(231)	—	—	(231)
Net increase in cash and cash equivalents - total operations	12,272	—	—	12,272
Less: Net increase in cash and cash equivalents - discontinued operations	—	—	12,089	12,089
Cash and cash equivalents at beginning of period	39,739	—	(39,361)	378
Cash and cash equivalents at end of period	$52,011	$—	$(51,450)	$561

(1)
As discussed in Note 3, in November 2015, we completed the Spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation. The results of these businesses have been reclassified to discontinued operations in our financial statements for all periods presented.

18.  Subsequent Events

Effective May 2, 2016, the Partnership amended its Partnership Credit Agreement to, among other things, decrease the borrowing capacity under its revolving credit facility by $75.0 million to $825.0 million. Prior to this amendment, the Partnership was able to increase the aggregate commitments under the Partnership Credit Agreement by up to an additional $50 million subject to certain conditions, including the approval of the lenders. As a result of this amendment and subject to certain conditions, including the approval of the lenders, the Partnership is able to increase the aggregate commitments under the Partnership Credit Agreement by up to an additional $125 million.

As a result of the accounting issues giving rise to the restatement described in Note 17, on May 10, 2016, July 21, 2016, September 21, 2016 and December 9, 2016, we entered into amendments to the Credit Facility (as amended, the “Amended Credit Facility”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders.

Under the Amended Credit Facility, the lenders waived, among other things, (1) any potential event of default arising under the Credit Facility as a result of the potential inaccuracy of certain representations and warranties regarding our prior period financial information and previously delivered compliance certificate for the 2015 fiscal year and (2) any requirement that we make any representations and warranties as to our prior period financial statements and other prior period financial information. The Amended Credit Facility extended the deadline to no later than March 31, 2017 by which we are required to deliver to the lenders our quarterly reports for the fiscal quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 and the related compliance certificates demonstrating compliance with the financial covenants set forth in the Credit Facility.

The Amended Credit Facility also, among other things:

•
adds a condition precedent to the borrowing of loans that, after giving effect to the application of the proceeds of each borrowing, our consolidated cash balance (as defined in the Amended Credit Facility) will not exceed $35,000,000; and

•
adds a requirement that if our consolidated cash balance (as defined in the Amended Credit Facility) exceeds $35,000,000 as of the end of any business day, then we prepay any revolving loans then outstanding in an amount equal to the lesser of (i) such excess amount and (ii) the aggregate amount of the revolving loans then outstanding.

In June 2016, Exterran Corporation received installment payments, including an annual charge, of $24.5 million from PDVSA Gas relating to the 2012 sale of its subsidiaries’ previously nationalized assets. Pursuant to the separation and distribution agreement, Exterran Corporation transferred cash to us based on the notional amount of the payment they received from PDVSA Gas in June 2016. The transfer of cash to us was recognized as an increase to stockholders’ equity on our consolidated balance sheet in the second quarter of 2016.

In July 2016, Exterran Corporation received an additional installment payment, including an annual charge, of $19.5 million from PDVSA Gas relating to the 2012 sale of its subsidiaries’ previously nationalized assets. Pursuant to the separation and distribution agreement, Exterran Corporation transferred cash to us based on the notional amount of the payment they received from PDVSA Gas in July 2016. The transfer of cash to us was recognized as an increase to stockholders’ equity on our consolidated balance sheet in the third quarter of 2016.

On November 19, 2016, we sold to the Partnership contract operations customer service agreements with 63 customers and a fleet of approximately 262 compressor units used to provide compression services under those agreements, comprising approximately 147,000 horsepower, or approximately 4% (of then available horsepower) of our and the Partnership’s combined U.S. contract operations business. Total consideration for the transaction was $85.0 million, excluding transaction costs and consisted of the Partnership’s issuance to us of approximately 5.5 million common units and approximately 111,000 general partner units. As a result, adjustments were made to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership in our consolidated financial statements as of and for the year ended December 31, 2016.

In January 2017, Exterran Corporation received an additional installment payment, including an annual charge, of $19.7 million from PDVSA Gas relating to the 2012 sale of its subsidiaries’ previously nationalized assets. Pursuant to the separation and distribution agreement, Exterran Corporation transferred cash to us based on the notional amount of the payment they received from PDVSA Gas in January 2017. The transfer of cash to us will be recognized as an increase to stockholders’ equity on our consolidated balance sheet in the first quarter of 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the condensed consolidated financial statements in Part I, Item 1 (“Financial Statements”) of this Quarterly Report on Form 10-Q and in conjunction with Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K/A”). As described in Note 17 to the Financial Statements, we restated our previously reported financial statements as of December 31, 2015 and for the three months ended March 31, 2015. The impact of the restatement is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and pay dividends; the expected amount of our capital expenditures; expenditures related to the restatement of our financial statements and related matters, including sharing a portion of costs incurred by Exterran Corporation with respect to such matters, as well as reviews, investigations or other proceedings by government authorities, stockholders or other parties; anticipated cost savings, future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our 2015 Form 10-K/A, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

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

•
the spin-off (“Spin-off”) of our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company (Exterran Corporation);

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

•the effectiveness of our control environment, including the identification of additional control deficiencies;

•the results of any reviews, investigations or other proceedings by government authorities;

•the results of any shareholder actions relating to the restatement of our financial statements that may be filed;

•
the potential additional costs related to our restatement, cost-sharing with Exterran Corporation, and to addressing any reviews, investigations or other proceedings by government authorities or shareholder actions; and

•	our level of indebtedness and ability to fund our business.

All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Quarterly Report on Form 10-Q.

General

Archrock, Inc., together with its subsidiaries (“Archrock”, “our”, “we”, or “us”) is a pure play U.S. natural gas contract operations services business and the leading provider of natural gas compression services to customers in the oil and natural gas industry throughout the U.S. and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. We operate in two primary business lines: contract operations and aftermarket services. In our contract operations business line, we use our fleet of natural gas compression equipment to provide operations services to our customers. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

Spin-off Transaction

On November 3, 2015 (the “Distribution Date”), we completed the Spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation. To effect the Spin-off, we distributed on the Distribution Date, on a pro rata basis, all of the shares of Exterran Corporation common stock to our stockholders as of October 27, 2015 (the “Record Date”). Archrock stockholders received one share of Exterran Corporation common stock for every two shares of our common stock held at the close of business on the Record Date. Upon the completion of the Spin-off, we were renamed “Archrock, Inc.” and, on November 4, 2015, the ticker symbol for our common stock on the New York Stock Exchange was changed to “AROC.” Following the completion of the Spin-off, we and Exterran Corporation are independent, publicly traded companies with separate public ownership, board of directors and management, and we continue to own and operate the U.S. contract operations and aftermarket services businesses that we previously owned. Additionally, we continue to hold our interests in the Partnership, which include the sole general partner interest and certain limited partner interests, as well as all of the incentive distribution rights in the Partnership. Effective on the Distribution Date, the Partnership was renamed “Archrock Partners, L.P.,” and, on November 4, 2015, the ticker symbol for its common units on the Nasdaq Global Select Market was changed to “APLP.”

In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation on the Distribution Date:

•
Separation and Distribution Agreement.  Our separation and distribution agreement with Exterran Corporation contains the key provisions relating to the separation of our business from Exterran Corporation’s business. The separation and distribution agreement identifies the assets and rights that were transferred, liabilities that were assumed or retained and contracts and related matters that were assigned to us or Exterran Corporation in the Spin-off and describes how these transfers, assumptions and assignments occurred. In addition, the separation and distribution agreement contains certain noncompetition provisions addressing restrictions for three years after the Spin-off on Exterran Corporation’s ability to provide contract operations and aftermarket services in the United States and on our ability to provide contract operations and aftermarket services outside of the United States and to provide products for sale worldwide that compete with Exterran Corporation’s product sales business, subject to certain exceptions. Additionally, the separation and distribution agreement specifies our right to receive payments from a subsidiary of Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation’s subsidiaries from PDVSA Gas, S.A. (“PDVSA Gas”), a subsidiary of Petroleos de Venezuela, S.A., in respect of the sale of Exterran Corporation’s subsidiaries’ and joint ventures’ previously nationalized assets.

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

•
Transition Services Agreement.  Our transition services agreement with Exterran Corporation sets forth the terms on which Exterran Corporation provides to us, and we provide to Exterran Corporation, on a temporary basis, certain services or functions that the companies historically have shared, including accounting, administrative, payroll, human resources, environmental health and safety, real estate, fleet, financial audit support, legal, tax, treasury and other support and corporate services.

•
Supply Agreement.  Our supply agreement with Exterran Corporation sets forth the terms under which Exterran Corporation will provide manufactured equipment, including the design, engineering, manufacturing and sale of natural gas compression equipment, on an exclusive basis to us and the Partnership.

•
Storage Agreements.  Our storage agreements with Exterran Corporation set forth the terms under which Exterran Corporation will provide each of us and the Partnership with storage space for equipment purchased under the supply agreement, as well as the terms under which we will provide storage space to Exterran Corporation for certain of its equipment.

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

Exterran Corporation’s capital structure includes a $925.0 million credit facility, consisting of a $680.0 million revolving credit facility and a $245.0 million term loan facility (collectively, the “Exterran Corporation Credit Facility”) that became available on November 3, 2015. Exterran Corporation transferred the net proceeds from the borrowings under the Exterran Corporation Credit Facility to us to allow for our repayment of a portion of our indebtedness prior to the Spin-off. Our capital structure includes a $350.0 million revolving credit facility that became available on November 3, 2015.

Results of operations for Exterran Corporation have been classified as discontinued operations in all periods presented in this Quarterly Report on Form 10-Q. For additional information, see Note 3 (“Discontinued Operations”) to our Financial Statements.

Archrock Partners, L.P.

We have a significant equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of March 31, 2016, public unitholders held an approximately 60% ownership interest in the Partnership and we owned the remaining equity interest, including all of the general partner interest and incentive distribution rights. We consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our contract operations business and we may grow the Partnership through third-party acquisitions and organic growth. As of March 31, 2016, the Partnership’s fleet included 6,393 compressor units comprising approximately 3.3 million horsepower, or 82% of our and the Partnership’s combined total U.S. horsepower.

March 2016 Acquisition

On March 1, 2016, the Partnership completed an acquisition of contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The $18.8 million purchase price was funded with $13.8 million in borrowings under the Partnership’s revolving credit facility, a non-cash exchange of approximately 24 Partnership compression units for $3.2 million, and the issuance of 257,000 of the Partnership’s common units for $1.8 million. In connection with this acquisition, the Partnership issued and sold to Archrock General Partner, L.P. (“GP”), our wholly-owned subsidiary and the Partnership’s general partner, 5,205 general partner units to maintain GP’s approximate 2% general partner interest in the Partnership. This acquisition by the Partnership is referred to as the “March 2016 Acquisition.”

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

Natural gas consumption in the U.S. for the twelve months ended January 31, 2016 increased by approximately 3% to 27,478 billion cubic feet (“Bcf”) compared to 26,609 Bcf for the twelve months ended January 31, 2015. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 2% in 2016 compared to 2015. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet (“Tcf”) in 2040, or 16% of the projected worldwide total of approximately 185 Tcf.

Natural gas marketed production in the U.S. for the twelve months ended January 31, 2016 increased by approximately 5% to 28,864 Bcf compared to 27,526 Bcf for the twelve months ended January 31, 2015. The EIA forecasts that total U.S. natural gas marketed production will increase by 1% in 2016 compared to 2015. The EIA estimates that the U.S. natural gas production level will be approximately 33 Tcf in 2040, or 18% of the projected worldwide total of approximately 187 Tcf.

Historically, oil and natural gas prices in the U.S. have been volatile. For example, the Henry Hub spot price for natural gas was $1.98 per million British thermal unit (“MMBtu”) at March 31, 2016, which was approximately 13% and 25% lower than prices at December 31, 2015 and March 31, 2015, respectively, and the U.S. natural gas liquid composite price was $3.69 per MMBtu for the month of January 2016, which was approximately 13% and 33% lower than the price for the months of December 2015 and March 2015, respectively. These price declines caused many companies to reduce their natural gas drilling and production activities in more mature and predominantly dry gas areas and shale plays in the U.S., where we provide a significant amount of contract operations services, which led to a decline in our contract operations business during 2015 and the first quarter of 2016. These price declines led to a decrease in capital investment and in the number of new gas wells drilled in 2016 by exploration and production companies. In addition, the West Texas Intermediate crude oil spot price was $36.94 per barrel at March 31, 2016, which was approximately 1% and 23% lower than prices at December 31, 2015 and March 31, 2015, respectively, which is expected to lead to a continued decrease in capital investment and in the number of new oil wells being drilled in 2016 by exploration and production companies. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity.

During periods of lower oil or natural gas prices, our customers may not be able to recover the full amount of their drilling and production costs in the regions in which we operate. As a result, our customers may cease production in existing wells and decline to drill new wells, which would lower their demand for our services. Additionally, some of our midstream customers may provide their gathering, transportation and related services to a limited number of companies in the oil and gas production business. The loss by these midstream customers of their key customers could reduce demand for their services and result in a deterioration of their financial condition, which would in turn decrease their demand for our services. A reduction in the demand for our services could result in our customers seeking to preserve capital by canceling contracts, canceling or delaying scheduled maintenance of their existing equipment or determining not to enter into new contract operations service contracts, which could force us to reduce our pricing substantially. As a result of the significant decline in oil and natural gas prices since the third quarter of 2014, U.S. producers reduced their capital budgets for 2015 and further reduced capital spending for drilling activity in 2016. In 2015 and the first quarter of 2016, we experienced operating horsepower declines. Due to the decrease in customer spending and customers ceasing production from wells that are uneconomic for them to produce, we experienced lower demand for our services during the first quarter of 2016 than in the first quarter of 2015. As a result, we experienced an operating horsepower decline in the first quarter of 2016 and we also experienced increased pricing pressure on the services we provided, which resulted in a decline in our contract operations business in the first quarter of 2016. We also are investing less capital in new fleet units in 2016 than we did in 2015.

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Total Available Horsepower (at period end)(1)	4,044	4,011	4,246
Total Operating Horsepower (at period end)(2)	3,325	3,493	3,689
Average Operating Horsepower	3,408	3,535	3,695
Horsepower Utilization (at period end)	82%	87%	87%

(1)	Available horsepower is defined as idle and operating horsepower. New units completed by a third party manufacturer that have been delivered to us are included in the fleet.

(2)	Operating horsepower is defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

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

The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(6,726)	$39,970
Selling, general and administrative	34,651	32,568
Depreciation and amortization	53,927	57,013
Long-lived asset impairment	9,860	8,153
Restructuring and other charges	8,065	—
Interest expense	20,300	26,791
Other income, net	(1,989)	(550)
Benefit from income taxes	(3,334)	(740)
Income from discontinued operations, net of tax	—	(33,788)
Gross margin	$114,754	$129,417

Financial Results of Operations

Summary of Results

As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, the results from continuing operations for all periods presented exclude the results of Exterran Corporation and our contract water treatment business. Those results are reflected in discontinued operations for all periods presented.

Revenue.  Revenue during the three months ended March 31, 2016 was $213.3 million compared to $252.9 million during the three months ended March 31, 2015. The decrease in revenue during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a decrease in customer demand due to market conditions in both our contract operations and aftermarket services segments.

Net income (loss) attributable to Archrock stockholders.  We generated net loss attributable to Archrock stockholders of $1.8 million and net income attributable to Archrock stockholders of $31.0 million during the three months ended March 31, 2016 and 2015, respectively. The decrease in net income attributable to Archrock stockholders during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily driven by a decrease in income from discontinued operations, net of tax, a decrease in gross margin in both our contract operations and aftermarket services segments and restructuring and other charges incurred during the three months ended March 31, 2016. These decreases were partially offset by a decrease in net income attributable to the noncontrolling interest, a decrease in interest expense and a decrease in depreciation and amortization.

The Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Contract Operations
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Revenue	$176,239	$202,261	(13)%
Cost of sales (excluding depreciation and amortization expense)	68,179	82,679	(18)%
Gross margin	$108,060	$119,582	(10)%
Gross margin percentage (1)	61%	59%	2%

(1)	Defined as gross margin divided by revenue.

The decrease in revenue during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a decline in average operating horsepower and a decrease in rates driven by a decrease in customer demand due to market conditions. Average operating horsepower decreased by 8% from approximately 3,695,000 during the three months ended March 31, 2015 to approximately 3,408,000 during the three months ended March 31, 2016. Gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) decreased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the decrease in revenue explained above, partially offset by a $14.5 million decrease in cost of sales attributable to the decrease in average operating horsepower explained above, a decrease in repair and maintenance expense, a decrease in lube oil expense primarily resulting from a decrease in commodity prices and efficiency gains in lube oil consumption and cost management initiatives. Gross margin percentage increased primarily due to the decrease in lube oil expense and the cost management initiatives explained above.

Aftermarket Services
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Revenue	$37,056	$50,612	(27)%
Cost of sales (excluding depreciation and amortization expense)	30,362	40,777	(26)%
Gross margin	$6,694	$9,835	(32)%
Gross margin percentage	18%	19%	(1)%

The decrease in revenue during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a decrease in service activities driven by a decrease in customer demand due to market conditions. Gross margin decreased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a decrease in revenue partially offset by a decrease in cost of sales as a result of the decrease in service activities explained above. Gross margin percentage remained relatively flat during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Costs and Expenses
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Selling, general and administrative	$34,651	$32,568	6%
Depreciation and amortization	53,927	57,013	(5)%
Long-lived asset impairment	9,860	8,153	21%
Restructuring and other charges	8,065	—	n/a
Interest expense	20,300	26,791	(24)%
Other income, net	(1,989)	(550)	262%

The increase in SG&A expense during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to increases in professional expenses and bad debt expense. SG&A expense as a percentage of revenue was 16% and 13% during the three month periods ended March 31, 2016 and 2015, respectively.

The decrease in depreciation and amortization expense during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to the impact of long-lived asset impairments recorded during 2015 and the impact of certain compression assets that were fully depreciated after the first quarter of 2015.

During the three months ended March 31, 2016, we reviewed the future deployment of our idle compression assets used in our contract operations segments for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 80 idle compressor units totaling approximately 33,000 horsepower would be retired from the active fleet during the three months ended March 31, 2016. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $9.9 million asset impairment to reduce the book value of each unit to its estimated fair value during the three months ended March 31, 2016. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the three months ended March 31, 2015, we reviewed the future deployment of our idle compression assets used in our contract operations segments for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 70 idle compressor units, representing approximately 23,000 horsepower would be retired from the active fleet during the three months ended March 31, 2015. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded an $8.2 million asset impairment to reduce the book value of each unit to its estimated fair value during the three months ended March 31, 2015. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In the first quarter of 2016 we determined to undertake a cost reduction program to reduce our on-going operating expenses, including workforce reductions and closure of certain of our make-ready shops. These actions were a result of our review of our businesses and efforts to efficiently manage cost and maintain our businesses in line with then current and expected activity levels and anticipated make ready demand in the U.S market. During the three months ended March 31, 2016, we incurred $7.0 million of restructuring and other charges as a result of this plan primarily related to severance benefits and consulting fees. These charges are reflected as restructuring and other charges in our consolidated statement of operations.

As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, we completed the Spin-off of Exterran Corporation on November 3, 2015. During the three months ended March 31, 2016, we incurred $1.1 million of costs associated with the Spin-off which were directly attributable to Archrock.

The decrease in interest expense during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a decrease in the average outstanding balance of long-term debt.

The change in other income, net during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a $2.5 million increase in our indemnification asset related to tax contingencies due from Exterran Corporation partially offset by a $0.6 million loss on non-cash consideration associated with the March 2016 Acquisition.

Income Taxes
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Benefit from income taxes	$(3,334)	$(740)	351%
Effective tax rate	33.1%	(13.6)%	46.7%

The increase in our benefit from income taxes during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to an increase in pre-tax net loss, the portion of net income of the Partnership allocated to noncontrolling interest and nontaxable indemnification revenue recorded during the three months ended March 31, 2016.

Discontinued Operations
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Income from discontinued operations, net of tax	$—	$33,788	(100)%

Income from discontinued operations, net of tax, during the three months ended March 31, 2016 and 2015 includes the results of operations of the Exterran Corporation businesses for periods prior to the Spin-off on November 3, 2015 and our contract water treatment business.

As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, on November 3, 2015 we completed the Spin-off of Exterran Corporation. We generated income from discontinued operations, net of tax of $33.8 million during the three months ended March 31, 2015 related to the operations of Exterran Corporation. The decrease in income from discontinued operations, net of tax, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to the timing of the Spin-off of Exterran Corporation discussed above.

The results of Exterran Corporation include its previously nationalized Venezuelan joint venture assets and Venezuelan subsidiary assets which were sold to PDVSA Gas in 2012. Exterran Corporation received installment payments, including an annual charge, totaling $23.7 million during the three months ended March 31, 2015.

In December 2013, we abandoned our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. We generated an immaterial loss from discontinued operations, net of tax during the three months ended March 31, 2015 related to our contract water treatment business.

Net Income Attributable to the Noncontrolling Interest
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Net (income) loss attributable to the noncontrolling interest	$4,907	$(8,943)	(155)%

The noncontrolling interest comprises the portion of the Partnership’s earnings that are applicable to the Partnership’s publicly-held limited partner interest. As of March 31, 2016 and 2015, public unitholders held an ownership interest in the Partnership of 60% and 63%, respectively. The decrease in net income attributable to the noncontrolling interest during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a decrease in earnings of the Partnership as a result of a decrease in gross margin, and increases in restructuring charges, depreciation and amortization, long-lived asset impairment, and SG&A expense. The decrease was partially offset by our increased ownership percentage in the Partnership. Our ownership percentage in the Partnership increased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 as a result of the issuance of common units to us by the Partnership in connection with the contract operations acquisition in April 2015.

Liquidity and Capital Resources

Our cash balance was $4.8 million at March 31, 2016, compared to $1.6 million at December 31, 2015. Working capital decreased to $142.5 million at March 31, 2016 from $150.2 million at December 31, 2015. The decrease in working capital was primarily due to decreases in accounts receivable and inventory partially offset by a decrease in accounts payable.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in) continuing operations:
Operating activities	$71,387	$105,166
Investing activities	(60,202)	(85,026)
Financing activities	(7,793)	(13,558)
Effect of exchange rate changes on cash and cash equivalents	—	(231)
Discontinued operations	(164)	(6,168)
Net change in cash and cash equivalents	$3,228	$183

Operating Activities.  The decrease in net cash provided by operating activities from continuing operations during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to decreased gross margins and changes in assets and liabilities.

Investing Activities.  The decrease in net cash used in investing activities from continuing operations during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily attributable to a decrease of $39.7 million in capital expenditures during the current year period, partially offset by $13.8 million paid during the three months ended March 31, 2016 for the March 2016 Acquisition.

Financing Activities.  The decrease in net cash used in financing activities from continuing operations during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a contribution of $5.2 million received from Exterran Corporation during the three months ended March 31, 2016, a $2.9 million decrease in purchases of treasury stock and a $2.0 million increase in net borrowings, partially offset by a $2.7 million increase in dividends to Archrock stockholders and a $1.3 million decrease in stock-based compensation excess tax benefit.

Discontinued Operations.  The decrease in net cash used in discontinued operations during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to the timing of the Spin-off of Exterran Corporation which was completed November 3, 2015.

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

We generally invest funds necessary to purchase fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. As of the end of the first quarter of 2016, we planned to spend approximately $110 million to $130 million in net capital expenditures during 2016, including (1) approximately $45 million to $65 million on growth capital expenditures and (2) approximately $55 million to $60 million on equipment maintenance capital expenditures. Net capital expenditures are net of used fleet sales.

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

In connection with the Spin-off, Exterran Corporation entered into a $925.0 million credit facility, consisting of a $680.0 million revolving credit facility and a $245.0 million term loan facility (collectively, the “Exterran Corporation Credit Facility”) that became available on November 3, 2015. Exterran Corporation transferred the net proceeds from the borrowings under the Exterran Corporation Credit Facility to us to allow for our repayment of a portion of our indebtedness prior to the Spin-off.

On December 4, 2015, we redeemed for cash the $350.0 million aggregate principal amount of our 7.25% senior notes due December 2018 at a redemption price equal to 101.813% of the principal amount thereof plus accrued but unpaid interest to the redemption date.

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

Long-Term Debt.  As of March 31, 2016, we had approximately $1.6 billion in outstanding debt obligations net of unamortized debt discounts and unamortized deferred financing costs, consisting of $171.5 million outstanding under the Credit Facility, $598.0 million outstanding under the Partnership’s revolving credit facility, $149.5 million outstanding under the Partnership’s term loan facility, $341.2 million outstanding under the Partnership’s 6% senior notes due April 2021 (the “Partnership 2013 Notes”) and $340.1 million outstanding under the Partnership’s 6% senior notes due October 2022 (the “Partnership 2014 Notes”). After taking into account $10.0 million of guarantees through letters of credit, we had undrawn and available capacity of $168.5 million under the Credit Facility as of March 31, 2016.

As described above, in October 2015, in connection with the Spin-off, we entered into the Credit Facility. Our ability to borrow under the Credit Facility was subject to the satisfaction of certain conditions precedent, including (i) the payoff and termination of our former credit facility and (ii) the consummation of the Spin-off on or before January 4, 2016 (the date on which those conditions were satisfied is referred to as the “Archrock Initial Availability Date”). On November 3, 2015, we terminated our former credit facility, repaid $326.5 million in borrowings and accrued and unpaid interest outstanding on the repayment date and completed the Spin-off. Accordingly, the Archrock Initial Availability Date was November 3, 2015 and the Credit Facility will mature in November 2020.

As a result of the accounting issues giving rise to the restatement described in Note 17 to the Financial Statements, on May 10, 2016, July 21, 2016, September 21, 2016 and December 9, 2016, we entered into amendments to the Credit Facility (as amended, the “Amended Credit Facility”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders.

Under the Amended Credit Facility, the lenders waived, among other things, (1) any potential event of default arising under the Credit Facility as a result of the potential inaccuracy of certain representations and warranties regarding our prior period financial information and previously delivered compliance certificate for the 2015 fiscal year and (2) any requirement that we make any representations and warranties as to our prior period financial statements and other prior period financial information. The Amended Credit Facility extended the deadline to no later than March 31, 2017 by which we are required to deliver to the lenders our quarterly reports for the fiscal quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 and the related compliance certificates demonstrating compliance with the financial covenants set forth in the Credit Facility.

The Amended Credit Facility also, among other things:

•
adds a condition precedent to the borrowing of loans that, after giving effect to the application of the proceeds of each borrowing, our consolidated cash balance (as defined in the Amended Credit Facility) will not exceed $35,000,000; and

•
adds a requirement that if our consolidated cash balance (as defined in the Amended Credit Facility) exceeds $35,000,000 as of the end of any business day, then we prepay any revolving loans then outstanding in an amount equal to the lesser of (i) such excess amount and (ii) the aggregate amount of the revolving loans then outstanding.

Borrowings under the Credit Facility bear interest at a base rate or the London Interbank Offered Rate (“LIBOR”), at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.75% to 2.75% and (ii) in the case of base rate loans, from 0.75% to 1.75%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At March 31, 2016, all amounts outstanding under the Credit Facility were LIBOR loans and the applicable margin was 1.75%. The weighted average annual interest rate at March 31, 2016 and 2015 on the outstanding balance under the Credit Facility was 2.2% and 1.7%, respectively. During the three months ended March 31, 2016 and 2015, respectively, the average daily debt balance under the Credit Facility was $169.3 million and $405.9 million.

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

The Credit Facility contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity and making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are also subject to financial covenants, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the credit agreement) to EBITDA of not greater than 4.25 to 1.0 (subject to a temporary increase to 4.75 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes). As of March 31, 2016 we maintained a 34.9 to 1.0 EBITDA to Total Interest Expense ratio and a 1.3 to 1.0 consolidated Total Debt to EBITDA ratio. If we were to anticipate non-compliance with these financial ratios, we may take actions to maintain compliance with them, possibly including reductions in our general and administrative expenses, capital expenditures or the payment of cash dividends at our current dividend rate. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. As of March 31, 2016, we were in compliance with all financial covenants under the Credit Facility.

In February 2015, the Partnership amended its senior secured credit agreement (the “Partnership Credit Agreement”), which among other things, increased the borrowing capacity under its revolving credit facility by $250.0 million to $900.0 million. The Credit Agreement, which matures in May 2018, also includes a $150.0 million term loan facility. As of March 31, 2016, the Partnership had undrawn and available capacity of $302.0 million under its revolving credit facility.

Effective May 2, 2016, the Partnership amended its Partnership Credit Agreement to, among other things, decrease the borrowing capacity under its revolving credit facility by $75.0 million to $825.0 million. Prior to this amendment, the Partnership was able to increase the aggregate commitments under the Partnership Credit Agreement by up to an additional $50 million subject to certain conditions, including the approval of the lenders. As a result of this amendment and subject to certain conditions, including the approval of the lenders, the Partnership is able to increase the aggregate commitments under the Partnership Credit Agreement by up to an additional $125 million.

The Partnership’s revolving credit and term loan facilities bear interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At March 31, 2016, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.75%. The weighted average annual interest rate on the outstanding balance under these facilities at March 31, 2016 and 2015, excluding the effect of interest rate swaps, was 3.2% and 3.0%, respectively. During the three months ended March 31, 2016 and 2015, the average daily debt balance under these facilities was $743.8 million and $619.9 million, respectively.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Agreement).

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Partnership Credit Agreement also contains various covenants, which have been amended effective March 31, 2016, requiring mandatory prepayments from the net cash proceeds of certain asset transfers. In addition, if as of any date the Partnership has cash and cash equivalents (other than proceeds from a debt or equity issuance in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Partnership Credit Agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the revolving credit facility. The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.95 to 1.0 though the fourth quarter of 2017, 5.75 to 1.0 in the first quarter of 2018, and 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) thereafter and a ratio of Senior Secured Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 3.50 to 1.0 through the fourth quarter of 2017, 3.75 to 1.0 in the first quarter of 2018 and 4.0 to 1.0 thereafter. As of March 31, 2016, the Partnership maintained a 4.2 to 1.0 EBITDA to Total Interest Expense ratio, a 4.7 to 1.0 Total Debt to EBITDA ratio and a 2.5 to 1.0 Senior Secured Debt to EBITDA ratio. If the Partnership were to anticipate non-compliance with these financial ratios, the Partnership may take actions to maintain compliance with them, including a reduction in general and administrative expenses, its capital expenditures or the payment of cash distributions at its current distribution rate to its unit holders, including us. A reduction in the amount of cash distributions we receive from the Partnership would reduce the amount of cash available for payment of our debt, payment of dividends and the funding of our business requirements. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreements, which would accelerate the Partnership’s obligation to repay its indebtedness under those agreements. In addition, a material adverse effect with respect to the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts the Partnership’s ability to perform its obligations under the Partnership Credit Agreement, could lead to a default under that agreement. As of March 31, 2016, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

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

The Partnership has entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with its variable rate debt. At March 31, 2016, the Partnership was a party to interest rate swaps with a notional value of $500.0 million pursuant to which it makes fixed payments and receives floating payments. The Partnership’s interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of March 31, 2016, the weighted average effective fixed interest rate on the interest rate swaps was 1.6%. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q for further discussion of the interest rate swap agreements.

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

Dividends.  On May 2, 2016 our board of directors declared a quarterly dividend of $0.095 per share of common stock, paid on May 18, 2016 to stockholders of record at the close of business on May 12, 2016. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

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

On May 2, 2016, the board of directors of Archrock GP LLC, the general partner of the Partnership’s general partner, approved a cash distribution by the Partnership of $0.2850 per limited partner unit, or approximately $17.5 million, including distributions to the Partnership’s general partner on its incentive distribution rights. The distribution covers the period from January 1, 2016 through March 31, 2016. The record date for this distribution was May 12, 2016 and payment occurred on May 13, 2016.

Off-Balance Sheet Arrangements

For information on our obligations with respect to letters of credit, see Note 14 (“Commitments and Contingencies”) to our Financial Statements.

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

As of March 31, 2016, after taking into consideration interest rate swaps, we had $419.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at March 31, 2016 would result in an annual increase in our interest expense of approximately $4.2 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 8 (“Accounting for Derivatives”) to our Financial Statements.

Item 4.  Controls and Procedures

This Item 4 includes information concerning the controls and controls evaluation referred to in the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Exchange Act included in this Quarterly Report as Exhibits 31.1 and 31.2.

Management’s Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

We delayed the filing of this Quarterly Report on Form 10-Q pending the completion of our review of the accounting matters, including the completion of the restatement, and after considering conclusions reached by Exterran Corporation, all as described in additional detail in Note 17 to the Condensed Consolidated Financial Statements.

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of March 31, 2016 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Please see Note 14 (“Commitments and Contingencies”) to the Financial Statements for a discussion of litigation related to the Heavy Equipment Statutes, which is incorporated by reference into this Item 1.

In the ordinary course of business, we are also involved in various other pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from any of these other actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to pay cash dividends to our shareholders. However, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to pay cash dividends to our shareholders.

In addition, Exterran Corporation’s Form 10-K/A discloses that it has been cooperating with the SEC in an investigation, including responding to a subpoena for documents related to its restatement described in Note 17 (“Restatement of Previously Reported Consolidated Financial Statements”) and compliance with the U.S. Foreign Corrupt Practices Act, which are also being provided to the Department of Justice at its request. Archrock has been assisting Exterran Corporation in responding to this investigation, including providing information regarding periods prior to the Spin-off that is not otherwise in Exterran Corporation’s possession.

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K/A”). There have been no material changes or updates to our risk factors that were previously disclosed in the 2015 Form 10-K/A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of equity securities during the three months ended March 31, 2016:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
January 1, 2016 - January 31, 2016	1,925	$7.49	N/A	N/A
February 1, 2016 - February 29, 2016	1,050	3.99	N/A	N/A
March 1, 2016 - March 31, 2016	115,692	6.11	N/A	N/A
Total	118,667	$6.11	N/A	N/A

(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated as of November 3, 2015, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

2.2
Amendment No. 1 to Separation and Distribution Agreement, dated as of December 15, 2015, by and among Archrock, Inc., formerly named Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.3 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2016

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

3.3	Composite Restated Certificate of Incorporation of Archrock, Inc., incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2016
3.4	Third Amended and Restated Bylaws of Exterran Holdings, Inc. (now Archrock, Inc.), incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2013
10.1	Summary of Donna A. Henderson Compensation Arrangement, incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2016
10.2	Summary of Jason Ingersoll Compensation Arrangement, incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2016
10.3	Form of Archrock, Inc. Award Notice and Agreement for Performance Units, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016
10.4	Form of Archrock, Inc. Award Notice and Agreement for Time-Vested Restricted Stock, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016
10.5
Form of Archrock, Inc. Award Notice and Agreement for Time-Vested Stock-Settled Restricted Stock Units, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016

10.6
Form of Archrock, Inc. Award Notice and Agreement for Common Stock Award for Non-Employee Directors, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016

10.7*	Form of Amendment to Indemnification Agreement
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHROCK, INC.

Date: February 9, 2017	By:	/s/ DAVID S. MILLER
David S. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ DONNA A. HENDERSON
Donna A. Henderson
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated as of November 3, 2015, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

2.2
Amendment No. 1 to Separation and Distribution Agreement, dated as of December 15, 2015, by and among Archrock, Inc., formerly named Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.3 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2016

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

3.3	Composite Restated Certificate of Incorporation of Archrock, Inc., incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2016
3.4	Third Amended and Restated Bylaws of Exterran Holdings, Inc. (now Archrock, Inc.), incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2013
10.1	Summary of Donna A. Henderson Compensation Arrangement, incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2016
10.2	Summary of Jason Ingersoll Compensation Arrangement, incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2016
10.3	Form of Archrock, Inc. Award Notice and Agreement for Performance Units, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016
10.4	Form of Archrock, Inc. Award Notice and Agreement for Time-Vested Restricted Stock, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016
10.5
Form of Archrock, Inc. Award Notice and Agreement for Time-Vested Stock-Settled Restricted Stock Units, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016

10.6
Form of Archrock, Inc. Award Notice and Agreement for Common Stock Award for Non-Employee Directors, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016

10.7*	Form of Amendment to Indemnification Agreement
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.