Form 10-Q
period 2016-09-30
Archrock, Inc.
filed 2017-02-09
CIK 1389050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016
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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ARCHROCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	September 30, 2016	December 31, 2015
		As Restated
		(Note 17)
ASSETS

Current assets:
Cash and cash equivalents	$5,363	$1,563
Accounts receivable, net of allowance of $1,769 and $3,343, respectively	110,591	147,786
Inventory	116,191	129,411
Other current assets	5,307	6,123
Current assets associated with discontinued operations	379	420
Total current assets	237,831	285,303
Property, plant and equipment, net	2,161,603	2,267,788
Intangible and other assets, net	105,401	120,889
Long-term assets associated with discontinued operations	20,584	21,200
Total assets	$2,525,419	$2,695,180

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable, trade	$35,660	$52,430
Accrued liabilities	75,023	80,053
Deferred revenue	2,408	2,201
Current liabilities associated with discontinued operations	312	420
Total current liabilities	113,403	135,104
Long-term debt	1,471,382	1,576,882
Deferred income taxes	168,424	178,566
Other long-term liabilities	12,100	11,655
Long-term liabilities associated with discontinued operations	6,575	5,714
Total liabilities	1,771,884	1,907,921
Commitments and contingencies (Note 14)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 76,162,279 and 75,014,308 shares issued, respectively	762	750
Additional paid-in capital	3,000,972	2,944,897
Accumulated other comprehensive loss	(2,708)	(1,570)
Accumulated deficit	(2,180,144)	(2,137,738)
Treasury stock — 5,576,227 and 5,383,970 common shares, at cost, respectively	(73,389)	(72,429)
Total Archrock stockholders’ equity	745,493	733,910
Noncontrolling interest	8,042	53,349
Total equity	753,535	787,259
Total liabilities and equity	$2,525,419	$2,695,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		As Restated		As Restated
		(Note 17)		(Note 17)
Revenues:
Contract operations	$156,599	$191,692	$495,811	$592,212
Aftermarket services	39,250	57,171	117,478	164,586
	195,849	248,863	613,289	756,798
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	59,776	77,927	186,821	241,827
Aftermarket services	32,750	45,437	97,465	132,058
Selling, general and administrative	25,874	32,621	88,605	96,546
Depreciation and amortization	52,068	58,087	157,891	172,639
Long-lived asset impairment	16,713	19,933	40,381	37,596
Restructuring and other charges	4,689	289	15,758	1,482
Interest expense	21,365	27,996	62,842	82,866
Other (income) loss, net	(2,470)	2,155	(4,640)	(877)
	210,765	264,445	645,123	764,137
Loss before income taxes	(14,916)	(15,582)	(31,834)	(7,339)
Provision for (benefit from) income taxes	(4,878)	2,367	(12,712)	98
Loss from continuing operations	(10,038)	(17,949)	(19,122)	(7,437)
Income (loss) from discontinued operations, net of tax	(16)	10,110	(42)	24,570
Net income (loss)	(10,054)	(7,839)	(19,164)	17,133
Less: Net (income) loss attributable to the noncontrolling interest	406	(2,071)	3,220	(20,192)
Net loss attributable to Archrock stockholders	$(9,648)	$(9,910)	$(15,944)	$(3,059)

Basic income (loss) per common share:
Loss from continuing operations attributable to Archrock common stockholders	$(0.14)	$(0.29)	$(0.24)	$(0.41)
Income from discontinued operations attributable to Archrock common stockholders	—	0.14	—	0.36
Net loss attributable to Archrock common stockholders	$(0.14)	$(0.15)	$(0.24)	$(0.05)

Diluted income (loss) per common share:
Loss from continuing operations attributable to Archrock common stockholders	$(0.14)	$(0.29)	$(0.24)	$(0.41)
Income from discontinued operations attributable to Archrock common stockholders	—	0.14	—	0.36
Net loss attributable to Archrock common stockholders	$(0.14)	$(0.15)	$(0.24)	$(0.05)

Weighted average common shares outstanding used in income (loss) per common share:
Basic	69,064	68,560	68,958	68,441
Diluted	69,064	68,560	68,958	68,441

Dividends declared and paid per common share	$0.0950	$0.1500	$0.3775	$0.4500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		As Restated		As Restated
		(Note 17)		(Note 17)
Net income (loss)	$(10,054)	$(7,839)	$(19,164)	$17,133
Other comprehensive income (loss), net of tax:
Derivative gain (loss), net of reclassifications to earnings	2,726	(4,076)	(3,572)	(7,304)
Adjustments from changes in ownership of Partnership	—	—	(6)	(223)
Amortization of terminated interest rate swaps	36	543	128	1,768
Foreign currency translation adjustment	—	8,638	—	4,218
Total other comprehensive income (loss)	2,762	5,105	(3,450)	(1,541)
Comprehensive income (loss)	(7,292)	(2,734)	(22,614)	15,592
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(1,483)	424	5,532	(16,384)
Comprehensive loss attributable to Archrock stockholders	$(8,775)	$(2,310)	$(17,082)	$(792)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Archrock, Inc. Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2015 (As Restated) (Note 17)	$738	$3,715,586	$25,834	$(68,532)	$(1,963,605)	$155,785	$1,865,806
Treasury stock purchased				(3,771)			(3,771)
Options exercised	1	1,105					1,106
Cash dividends					(31,167)		(31,167)
Shares issued in employee stock purchase plan		910					910
Stock-based compensation, net of forfeitures	6	13,305				820	14,131
Income tax expense from stock-based compensation expense		(42)					(42)
Adjustments from changes in ownership of Partnership		17,662				(27,634)	(9,972)
Net proceeds from the sale of Partnership units, net of tax		724					724
Cash distribution to noncontrolling unitholders of the Partnership						(61,045)	(61,045)
Shares issued for exercise of warrants		(88)		88			—
Comprehensive income (loss) (As Restated) (Note 17)			2,267		(3,059)	16,384	15,592
Balance, September 30, 2015 (As Restated) (Note 17)	$745	$3,749,162	$28,101	$(72,215)	$(1,997,831)	$84,310	$1,792,272

Balance, January 1, 2016 (As Restated) (Note 17)	$750	$2,944,897	$(1,570)	$(72,429)	$(2,137,738)	$53,349	$787,259
Treasury stock purchased				(960)			(960)
Cash dividends					(26,462)		(26,462)
Stock-based compensation, net of forfeitures	12	7,467				967	8,446
Income tax expense from stock-based compensation expense		(992)					(992)
Contribution from Exterran Corporation		49,015					49,015
Partnership units issued in March 2016 Acquisition		585				884	1,469
Cash distribution to noncontrolling unitholders of the Partnership						(41,626)	(41,626)
Comprehensive loss			(1,138)		(15,944)	(5,532)	(22,614)
Balance, September 30, 2016	$762	$3,000,972	$(2,708)	$(73,389)	$(2,180,144)	$8,042	$753,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
		As Restated
		(Note 17)
Cash flows from operating activities:
Net income (loss)	$(19,164)	$17,133
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	157,891	172,639
Long-lived asset impairment	40,381	37,596
Amortization of deferred financing costs	4,735	4,602
(Income) loss from discontinued operations, net of tax	42	(24,570)
Amortization of debt discount	927	871
Provision for doubtful accounts	3,056	1,466
Gain on sale of property, plant and equipment	(2,085)	(1,043)
Loss on non-cash consideration in March 2016 Acquisition	635	—
Amortization of terminated interest rate swaps	197	2,721
Interest rate swaps	1,115	269
Stock-based compensation expense	7,106	6,784
Non-cash restructuring charges	2,272	1,000
Deferred income tax provision	(13,063)	(1,519)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and notes	34,140	19,279
Inventory	10,007	(626)
Other current assets	6,379	(79)
Accounts payable and other liabilities	(14,104)	20,344
Deferred revenue	(688)	(962)
Other	190	(11,597)
Net cash provided by continuing operations	219,969	244,308
Net cash provided by (used in) discontinued operations	(67)	71,493
Net cash provided by operating activities	219,902	315,801

Cash flows from investing activities:
Capital expenditures	(97,009)	(206,060)
Proceeds from sale of property, plant and equipment	27,064	16,336
Payment for March 2016 Acquisition	(13,779)	—
Net cash used in continuing operations	(83,724)	(189,724)
Net cash used in discontinued operations	—	(85,046)
Net cash used in investing activities	(83,724)	(274,770)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	388,000	1,055,000
Repayments of long-term debt	(496,000)	(1,006,500)
Payments for debt issuance costs	(2,334)	(2,710)
Payments for settlement of interest rate swaps that include financing elements	(2,344)	(2,815)
Net proceeds from the sale of Partnership units	—	1,164
Proceeds from stock options exercised	—	1,106
Proceeds from stock issued pursuant to our employee stock purchase plan	—	910
Purchases of treasury stock	(960)	(3,771)
Dividends to Archrock stockholders	(26,462)	(31,167)
Stock-based compensation excess tax benefit	172	1,908
Distributions to noncontrolling partners in the Partnership	(41,626)	(61,045)
Contribution from Exterran Corporation	49,176	—
Net cash used in continuing operations	(132,378)	(47,920)
Net cash provided by discontinued operations	—	642
Net cash used in financing activities	(132,378)	(47,278)

Effect of exchange rate changes on cash and cash equivalents	—	(976)
Net increase (decrease) in cash and cash equivalents - total operations	3,800	(7,223)
Less: Net decrease in cash and cash equivalents - discontinued operations	—	(7,415)
Cash and cash equivalents at beginning of period	1,563	378
Cash and cash equivalents at end of period	$5,363	$570

Supplemental disclosure of non-cash transactions:
Non-cash consideration in March 2016 Acquisition	$3,165	$—
Partnership units issued in March 2016 Acquisition	$1,799	$—
Treasury shares issued for exercise of warrants	$—	$88

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

The following table summarizes net income (loss) attributable to Archrock common stockholders used in the calculation of basic and diluted income (loss) per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Loss from continuing operations attributable to Archrock stockholders	$(9,632)	$(20,020)	$(15,902)	$(27,629)
Income (loss) from discontinued operations, net of tax	(16)	10,110	(42)	24,570
Net loss attributable to Archrock stockholders	(9,648)	(9,910)	(15,944)	(3,059)
Less: Net income attributable to participating securities	(135)	(141)	(470)	(384)
Net loss attributable to Archrock common stockholders	$(9,783)	$(10,051)	$(16,414)	$(3,443)

The following table shows the potential shares of common stock that were included in computing diluted income (loss) attributable to Archrock common stockholders per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average common shares outstanding including participating securities	70,603	69,530	70,450	69,403
Less: Weighted average participating securities outstanding	(1,539)	(970)	(1,492)	(962)
Weighted average common shares outstanding — used in basic income (loss) per common share	69,064	68,560	68,958	68,441
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	*	*	*
Weighted average common shares outstanding — used in diluted income (loss) per common share	69,064	68,560	68,958	68,441

*	Excluded from diluted income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted income (loss) attributable to Archrock common stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	469	503	640	482
On exercise of options and vesting of restricted stock units	88	172	44	248
Net dilutive potential common shares issuable	557	675	684	730

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

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, and excluding noncontrolling interest, during the nine months ended September 30, 2015 and 2016 (in thousands):

	Derivatives Cash Flow Hedges		Foreign Currency Translation Adjustment		Total
Accumulated other comprehensive income, January 1, 2015	$(911)		$26,745		$25,834
Gain (loss) recognized in other comprehensive loss, net of tax	(3,553)	(1)	4,218	(3)	665
Loss reclassified from accumulated other comprehensive income, net of tax	1,602	(2)	—		1,602
Other comprehensive loss attributable to Archrock stockholders	(1,951)		4,218		2,267
Accumulated other comprehensive income, September 30, 2015	$(2,862)		$30,963		$28,101

Accumulated other comprehensive loss, January 1, 2016	$(1,570)		$—		$(1,570)
Loss recognized in other comprehensive loss, net of tax	(2,132)	(4)	—		(2,132)
Loss reclassified from accumulated other comprehensive loss, net of tax	994	(5)	—		994
Other comprehensive loss attributable to Archrock stockholders	(1,138)		—		(1,138)
Accumulated other comprehensive loss, September 30, 2016	$(2,708)		$—		$(2,708)

(1)
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

(2)
During the three months ended September 30, 2015, we reclassified a loss of $0.9 million to interest expense and a tax benefit of $0.3 million to provision for (benefit from) income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss). During the nine months ended September 30, 2015, we reclassified a loss of $2.5 million to interest expense and a tax benefit of $0.9 million to provision for (benefit from) income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss).

(3)
During the three and nine months ended September 30, 2015, we recognized gains of $8.6 million and $4.2 million, respectively, in other comprehensive income (loss), net of tax, related to changes in foreign currency translation adjustment.

(4)
During the three months ended September 30, 2016, we recognized a gain of $0.9 million and tax expense of $0.3 million in other comprehensive income (loss) related to the change in the fair value of derivative financial instruments. During the nine months ended September 30, 2016, we recognized a loss of $3.1 million and a tax benefit of $1.0 million in other comprehensive income (loss) related to the change in the fair value of derivative financial instruments.

(5)
During the three months ended September 30, 2016, we reclassified a loss of $0.5 million to interest expense and a tax benefit of $0.1 million to provision for (benefit from) income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss). During the nine months ended September 30, 2016, we reclassified a loss of $1.5 million to interest expense and a tax benefit of $0.5 million to provision for (benefit from) income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss).

Financial Instruments

Our financial instruments consist of cash, receivables, payables, interest rate swaps and debt. At September 30, 2016 and December 31, 2015, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 9 (“Fair Value Measurements”) for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Fixed rate debt	$682,797	$659,000	$680,484	$524,000
Floating rate debt	788,585	789,000	896,398	897,000
Total debt	$1,471,382	$1,448,000	$1,576,882	$1,421,000

(1)	Carrying values are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 7 (“Long-Term Debt”) for further details.

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

Accounting Standards Updates Not Yet Implemented

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-15 (“Update 2016-15”) that simplifies several elements of cash flow classification, including how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Update 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Update 2016-15 will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Early adoption is permitted. We are currently evaluating the impact of Update 2016-15 on our consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (“Update 2016-13”) that changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. Update 2016-13 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. Entities will apply Update 2016-13 provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently evaluating the impact of Update 2016-13 on our consolidated financial statements.

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

In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation on the Distribution Date:

•
The separation and distribution agreement contains the key provisions relating to the separation of our business from Exterran Corporation’s business. The separation and distribution agreement identifies the assets and rights that were transferred, liabilities that were assumed or retained and contracts and related matters that were assigned to us or Exterran Corporation in the Spin-off and describes how these transfers, assumptions and assignments occurred. Pursuant to the separation and distribution agreement, on the Distribution Date, a subsidiary of Exterran Corporation transferred net proceeds of $532.6 million from borrowings under the Exterran Corporation credit facility to us to allow for the repayment of a portion of our indebtedness. On the Distribution Date, we terminated our former credit facility and repaid all borrowings and accrued and unpaid interest outstanding on the repayment date totaling $326.5 million. Our new capital structure includes a $350.0 million revolving credit facility that became available on the Distribution Date. On December 4, 2015, we redeemed for cash the $350.0 million aggregate principal amount of our 7.25% senior notes due December 2018 at a redemption price equal to 101.813% of the principal amount thereof plus accrued but unpaid interest to the redemption date for $369.2 million. In addition, the separation and distribution agreement contains certain noncompetition provisions addressing restrictions for three years after the Spin-off on Exterran Corporation’s ability to provide contract operations and aftermarket services in the United States and on our ability to provide contract operations and aftermarket services outside of the United States and to provide products for sale worldwide that compete with Exterran Corporation’s current product sales business, subject to certain exceptions. The separation and distribution agreement also governs the treatment of aspects relating to indemnification, insurance, confidentiality and cooperation. Additionally, the separation and distribution agreement specifies our right to receive payments from a subsidiary of Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation’s subsidiaries from PDVSA Gas, S.A. (“PDVSA Gas”) in respect of the sale of Exterran Corporation’s subsidiaries’ and joint ventures’ previously nationalized assets promptly after such amounts are collected by Exterran Corporation’s subsidiaries. As of September 30, 2016, we have received payments, including annual charges, of approximately $542.2 million ($50.0 million of which was used to repay insurance proceeds previously collected under the policy we maintained for the risk of expropriation), $49.2 million of which was received during the nine months ended September 30, 2016. Pursuant to the separation and distribution agreement, Exterran Corporation or its subsidiary was due to receive the remaining principal amount as of September 30, 2016 of approximately $37.5 million in installments. As these remaining proceeds are received, Exterran Corporation intends to contribute to us an amount equal to such proceeds pursuant to the terms of the separation and distribution agreement. The separation and distribution agreement also specifies our right to receive a $25.0 million cash payment from a subsidiary of Exterran Corporation promptly following the occurrence of a qualified capital raise as defined in the Exterran Corporation credit agreement.

•
The tax matters agreement governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes. Subject to the provisions of this agreement Exterran Corporation and us agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of September 30, 2016, we classified $6.6 million of unrecognized tax benefits (including interest and penalties) as long-term liability associated with discontinued operations since it relates to operations of Exterran Corporation prior to the Spin-off. We have also recorded an offsetting $6.6 million indemnification asset related to this reserve as long-term assets associated with discontinued operations.

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

•
The transition services agreement sets forth the terms on which Exterran Corporation will provide to us, and we will provide to Exterran Corporation, on a temporary basis, certain services or functions that the companies historically have shared. Transition services provided to us by Exterran Corporation and to Exterran Corporation by us include accounting, administrative, payroll, human resources, environmental health and safety, real estate, fleet, financial audit support, legal, tax, treasury and other support and corporate services, and each service is provided at a predetermined rate set forth in the transition services agreement. Each service provided under the agreement has its own duration, which is generally less than one year and not more than two years, extension terms and monthly cost, and the transition services agreement will terminate upon cessation of all services provided thereunder. For the nine months ended September 30, 2016, we recorded other income of $0.5 million and selling, general and administrative expense of $0.9 million associated with the services under the transition services agreement.

•
The supply agreement sets forth the terms under which Exterran Corporation will provide manufactured equipment, including the design, engineering, manufacturing and sale of natural gas compression equipment, on an exclusive basis to us and the Partnership. This supply agreement has an initial term of two years, subject to certain cancellation conditions, and is extendible for additional one-year terms by mutual agreement of the parties. Pursuant to the supply agreement, we and the Partnership each will be required to purchase our respective requirements of newly-manufactured compression equipment from Exterran Corporation, subject to certain exceptions. For the nine months ended September 30, 2016, we purchased $47.2 million of newly-manufactured compression equipment from Exterran Corporation.

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

The following tables summarize the operating results of discontinued operations (in thousands):

	Three months ended September 30, 2016	Three months ended September 30, 2015
	Exterran Corporation (1)	Exterran Corporation (1)	Contract Water Treatment Business	Total
Revenue	$—	$391,971	$—	$391,971
Cost of sales (excluding depreciation and amortization expense)	—	282,827	(32)	282,795
Selling, general and administrative	—	49,503	—	49,503
Depreciation and amortization	—	36,927	—	36,927
Long-lived asset impairment	—	3,775	—	3,775
Restructuring charges	—	11,709	—	11,709
Interest expense	—	581	—	581
Equity in income of non-consolidated affiliates	—	(5,084)	—	(5,084)
Other (income) loss, net (2)	(710)	9,165	—	9,165
Income from discontinued operations before income taxes	710	2,568	32	2,600
Provision for (benefit from) income taxes	726	(7,522)	12	(7,510)
Income (loss) from discontinued operations, net of tax	$(16)	$10,090	$20	$10,110

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
	Exterran Corporation (1)	Exterran Corporation (1)	Contract Water Treatment Business	Total
Revenue	$—	$1,284,674	$—	$1,284,674
Cost of sales (excluding depreciation and amortization expense)	—	939,870	227	940,097
Selling, general and administrative	—	156,138	—	156,138
Depreciation and amortization	—	112,702	—	112,702
Long-lived asset impairment	—	14,264	—	14,264
Restructuring charges	—	34,910	—	34,910
Interest expense	—	1,407	—	1,407
Equity in income of non-consolidated affiliates	—	(15,152)	—	(15,152)
Other (income) loss, net (2)	(640)	960	—	960
Income (loss) from discontinued operations before income taxes	640	39,575	(227)	39,348
Provision for (benefit from) income taxes	682	14,870	(92)	14,778
Income (loss) from discontinued operations, net of tax	$(42)	$24,705	$(135)	$24,570

(1)	Includes the results of operations of Exterran Corporation and costs directly attributable to the Spin-off.

(2)
Includes income from discontinued operations, net of tax, related to previously discontinued Venezuela operations of $18.8 million and $37.9 million for the three and nine months ended September 30, 2015, respectively.

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	September 30, 2016			December 31, 2015
	Exterran Corporation	Contract Water Treatment Business	Total	Exterran Corporation	Contract Water Treatment Business	Total
Other current assets	$379	$—	$379	$420	$—	$420
Total current assets associated with discontinued operations	379	—	379	420	—	420
Intangibles and other assets, net	6,575	—	6,575	5,714	—	5,714
Deferred income taxes	54	13,955	14,009	—	15,486	15,486
Total assets associated with discontinued operations	$7,008	$13,955	$20,963	$6,134	$15,486	$21,620
Deferred income taxes	$—	$—	$—	$420	$—	$420
Other current liabilities	312	—	312	—	—	—
Total current liabilities associated with discontinued operations	312	—	312	420	—	420
Deferred income taxes	6,575	—	6,575	5,714	—	5,714
Total liabilities associated with discontinued operations	$6,887	$—	$6,887	$6,134	$—	$6,134

4.  Business Acquisitions

On March 1, 2016, the Partnership completed an acquisition of contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The $18.8 million purchase price was funded with $13.8 million in borrowings under the Partnership’s revolving credit facility, a non-cash exchange of approximately 24 Partnership compressor units for $3.2 million, and the issuance of 257,000 of the Partnership’s common units for $1.8 million. In connection with this acquisition, the Partnership issued and sold to Archrock General Partner, L.P. (“GP”), our wholly owned subsidiary and the Partnership’s general partner, 5,205 general partner units to maintain GP’s approximate 2% general partner interest in the Partnership. This acquisition by the Partnership is referred to as the “March 2016 Acquisition.” During the nine months ended September 30, 2016, the Partnership incurred transaction costs of approximately $0.2 million related to the March 2016 Acquisition, which is reflected in other income, net, in our condensed consolidated statement of operations.

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

Pro forma financial information is not presented for the March 2016 Acquisition as it is immaterial to our reported results.

5.  Inventory

Inventory consisted of the following amounts (in thousands):

	September 30, 2016	December 31, 2015
Parts and supplies	$99,277	$109,634
Work in progress	16,914	19,777
Inventory	$116,191	$129,411

As of September 30, 2016 and December 31, 2015, we had inventory reserves of $5.0 million and $9.8 million, respectively.

6.  Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Compression equipment, facilities and other fleet assets	$3,267,781	$3,292,364
Land and buildings	48,836	53,175
Transportation and shop equipment	103,806	108,998
Other	105,958	109,291
Property, plant and equipment	3,526,381	3,563,828
Accumulated depreciation	(1,364,778)	(1,296,040)
Property, plant and equipment, net	$2,161,603	$2,267,788

7.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Revolving credit facility due November 2020	$101,000	$166,500

Partnership’s revolving credit facility due May 2018	538,000	580,500

Partnership’s term loan facility due May 2018	150,000	150,000
Less: Deferred financing costs, net of amortization	(415)	(602)
	149,585	149,398

Partnership’s 6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(3,379)	(3,862)
Less: Deferred financing costs, net of amortization	(4,623)	(5,396)
	341,998	340,742

Partnership’s 6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(4,229)	(4,673)
Less: Deferred financing costs, net of amortization	(4,972)	(5,585)
	340,799	339,742

Long-term debt	$1,471,382	$1,576,882

Archrock Revolving Credit Facility

In October 2015, in connection with the Spin-off, we entered into a five-year, $350.0 million revolving credit facility (the “Credit Facility”). Our ability to borrow under the Credit Facility was subject to the satisfaction of certain conditions precedent, including (i) the payoff and termination of our former credit facility and (ii) the consummation of the Spin-off on or before January 4, 2016 (the date on which those conditions are satisfied is referred to as the “Archrock Initial Availability Date”). On November 3, 2015, we terminated our former credit facility, repaid $326.5 million in borrowings and accrued and unpaid interest outstanding on the repayment date and completed the Spin-off. Accordingly, the Archrock Initial Availability Date was November 3, 2015, and the Credit Facility will mature in November 2020. As of September 30, 2016, we had $101.0 million in outstanding borrowings and $10.0 million in outstanding letters of credit under the Credit Facility. At September 30, 2016, taking into account guarantees through letters of credit, we had undrawn and available capacity of $239.0 million under the Credit Facility.

The Partnership Revolving Credit Facility and Term Loan

In February 2015, the Partnership amended its senior secured credit agreement (the “Partnership Credit Agreement”), which among other things, increased the borrowing capacity under its revolving credit facility by $250.0 million to $900.0 million. In May 2016, the Partnership further amended its Partnership Credit Agreement to, among other things, decrease the borrowing capacity under its revolving credit facility by $75.0 million to $825.0 million. Prior to this amendment, the Partnership was able to increase the aggregate commitments under the Partnership Credit Agreement by up to an additional $50 million subject to certain conditions, including the approval of the lenders. As a result of this amendment and subject to certain conditions, including the approval of the lenders, the Partnership is able to increase the aggregate commitments under the Partnership Credit Agreement by up to an additional $125 million. During the nine months ended September 30, 2016 and 2015, the Partnership incurred transaction costs of $1.7 million and $1.3 million, respectively, related to these amendments of the Partnership Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the facility. The Partnership Credit Agreement, which matures in May 2018, also includes a $150.0 million term loan facility. As of September 30, 2016, the Partnership had undrawn capacity of $287.0 million under its revolving credit facility. The Partnership Credit Agreement limits the Partnership’s Total Debt (as defined in the Partnership Credit Agreement) to EBITDA ratio (as defined in the Partnership Credit Agreement) to not greater than 5.95 to 1.0. As a result of this limitation, $274.3 million of the $287.0 million of the Partnership’s undrawn capacity under its revolving credit facility was available for additional borrowings as of September 30, 2016.

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

Interest Rate Risk

At September 30, 2016, the Partnership was a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates:

Expiration Date	Notional Value (in millions)
May 2018	$300
May 2019	100
May 2020	100
$500

As of September 30, 2016, the weighted average effective fixed interest rate on the interest rate swaps was 1.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded an immaterial amount of interest expense during the nine months ended September 30, 2016 as compared to $0.4 million of interest income during the nine months ended September 30, 2015 due to ineffectiveness related to interest rate swaps. We estimate that $4.5 million of deferred pre-tax losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at September 30, 2016, will be reclassified into earnings as interest expense at then current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

		Fair Value Asset (Liability)
	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	Intangible and other assets, net	$—	$45
Interest rate swaps	Accrued liabilities	(4,509)	(4,608)
Interest rate swaps	Other long-term liabilities	(4,413)	(1,421)
Total derivatives		$(8,922)	$(5,984)

	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre-tax Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps
Three months ended September 30, 2016	$2,049	Interest expense	$(1,208)
Three months ended September 30, 2015	(6,100)	Interest expense	(2,006)
Nine months ended September 30, 2016	(7,401)	Interest expense	(3,483)
Nine months ended September 30, 2015	(12,098)	Interest expense	(5,697)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, with pricing levels as of the date of valuation (in thousands):

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swaps asset	$—	$—	$—	$—	$45	$—
Interest rate swaps liability	—	(8,922)	—	—	(6,029)	—

Our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015, with pricing levels as of the date of valuation (in thousands):

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Impaired long-lived assets	$—	$—	$2,419	$—	$—	$12,565

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

During the three and nine months ended September 30, 2016, we reviewed the future deployment of our idle compression assets used in our contract operations segment for units that were not of the type, configuration, condition, make or model that are cost-efficient to maintain and operate. Based on this review, we determined that approximately 60 and 270 idle compressor units totaling approximately 25,000 and 97,000 horsepower would be retired from the active fleet during the three and nine months ended September 30, 2016, respectively. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $9.1 million and $29.6 million asset impairment to reduce the book value of each unit to its estimated fair value during the three and nine months ended September 30, 2016, respectively. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the nine months ended September 30, 2016, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $7.6 million and $10.8 million during the three and nine months ended September 30, 2016, respectively to reduce the book value of each unit to its estimated fair value.

During the three and nine months ended September 30, 2015, we reviewed the future deployment of our idle compression assets used in our contract operations segment for units that were not of the type, configuration, condition, make or model that are cost-efficient to maintain and operate. Based on this review, we determined that approximately 140 and 270 idle compressor units representing approximately 33,000 and 91,000 horsepower would be retired from the active fleet during the three and nine months ended September 30, 2015, respectively. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded an $8.1 million and $24.8 million asset impairment to reduce the book value of each unit to its estimated fair value during the three and nine months ended September 30, 2015, respectively. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the three and nine months ended September 30, 2015, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $11.8 million and $12.8 million during the three and nine months ended September 30, 2015 respectively, to reduce the book value of each unit to its estimated fair value.

11.  Restructuring and Other Charges

In the first quarter of 2016, we determined to undertake a cost reduction program to reduce our on-going operating expenses, including workforce reductions and closure of certain make-ready shops. These actions are a result of our review of our businesses and efforts to efficiently manage cost and maintain our businesses in line with current and expected activity levels and anticipated make-ready demand in the U.S. market. During the three and nine months ended September 30, 2016, we incurred $4.0 million and $13.3 million, respectively, of restructuring and other charges as a result of this plan primarily related to severance benefits and consulting fees.

The following table presents the expense incurred under this plan by reportable segment (in thousands):

	Contract Operations	Aftermarket Services	Other (1)	Total
Three months ended September 30, 2016	$508	$312	$3,210	$4,030
Nine months ended September 30, 2016	3,424	1,113	8,762	13,299
Estimated additional charges	—	—	29	29

(1)
Represents expense incurred under this plan that is not directly attributable to our reportable segments because it represents severance benefits and consulting fees incurred within the corporate function.

These charges are reflected as restructuring and other charges in our condensed consolidated statement of operations. As of September 30, 2016, we had an accrued liability of $0.1 million primarily related to severance benefits. We expect to incur less than an additional $0.1 million through the remainder of 2016 related to severance benefits related to our corporate function.

As discussed in Note 3 (“Discontinued Operations”), we completed the Spin-off of Exterran Corporation on November 3, 2015. During the three months ended September 30, 2016, we incurred $0.7 million of costs associated with the Spin-off. During the nine months ended September 30, 2016 and 2015, we incurred $2.5 million and $1.0 million, respectively, of costs associated with the Spin-off. The restructuring charges associated with the Spin-off were directly attributable to Archrock and are summarized in the table below. These costs are not directly attributable to our reportable segments as they primarily represent costs incurred within the corporate function. As of September 30, 2016, we had an accrued liability of $0.7 million primarily related to retention benefits incurred. We expect to incur an additional $0.7 million for the remainder of 2016 and $1.5 million in 2017 related to retention payments.

In the second quarter of 2015 we announced a cost reduction plan primarily focused on workforce reductions. During the three and nine months ended September 30, 2015, we incurred $0.3 million and $0.5 million, respectively, of restructuring and other charges as a result of this plan primarily related to severance benefits. These charges are reflected as restructuring and other charges in our condensed consolidated statement of operations.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the nine months ended September 30, 2015 and 2016 (in thousands):

	Spin-off	Cost Reduction Plan	Total
Beginning balance at January 1, 2015	$—	$—	$—
Additions for costs expensed	1,000	482	1,482
Less non-cash expense (1)	(1,000)	—	(1,000)
Reductions for payments	—	(482)	(482)
Ending balance at September 30, 2015	$—	$—	$—

Beginning balance at January 1, 2016	$855	$—	$855
Additions for costs expensed	2,459	13,299	15,758
Less non-cash expense(2)	(1,492)	—	(1,492)
Reductions for payments	(1,106)	(13,235)	(14,341)
Ending balance at September 30, 2016	$716	$64	$780

(1)
Represents non-cash inventory write-downs, which primarily related to the decentralization of shared inventory components between our contract operations business and the international contract operations business of Exterran Corporation.

(2)	Represents non-cash retention benefits associated with the Spin-off to be settled in Archrock stock.

The following table summarizes the components of charges included in restructuring and other charges in our condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Retention and severance benefits	$4,297	$289	$11,692	$482
Consulting services	392	—	4,066	—
Non-cash inventory write-downs	—	—	—	1,000
Total restructuring and other charges	$4,689	$289	$15,758	$1,482

12.  Stock-Based Compensation

Stock Incentive Plan

In April 2013, we adopted the Archrock, Inc. 2013 Stock Incentive Plan (the “2013 Plan”) to provide for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, other stock-based awards and dividend equivalent rights to employees, directors and consultants of Archrock. Under the 2013 Plan, the maximum number of shares of common stock available for issuance pursuant to awards is 10,100,000. Each option and stock appreciation right granted counts as one share against the aggregate share limit, and any share subject to a stock settled award other than a stock option, stock appreciation right or other award for which the recipient pays intrinsic value counts as 1.75 shares against the aggregate share limit. Shares subject to awards granted under the 2013 Plan that are subsequently canceled, terminated, settled in cash or forfeited (excluding shares withheld to satisfy tax withholding obligations to or pay the exercise price of an option) are, to the extent of such cancellation, termination, settlement or forfeiture, available for future grant under the 2013 Plan. Cash settled awards are not counted against the aggregate share limit. No additional grants may be made under the Archrock, Inc. 2007 Amended and Restated Stock Incentive Plan (the “2007 Plan”). Previous grants made under the 2007 Plan will continue to be governed by that plan.

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

The following table presents stock option activity during the nine months ended September 30, 2016:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2016	1,247	$18.28
Granted	—	—
Cancelled	(498)	20.28
Options outstanding, September 30, 2016	749	16.94	2.2	$1,756
Options exercisable, September 30, 2016	717	16.57	2.1	1,756

Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. As of September 30, 2016, we expect $0.1 million of unrecognized compensation cost related to unvested stock options to be recognized over the weighted-average period of 0.4 years.

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

The following table presents restricted stock, restricted stock unit, performance unit, cash settled restricted stock unit and cash settled performance unit activity during the nine months ended September 30, 2016:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested awards, January 1, 2016	1,155	$18.50
Granted	1,357	6.09
Vested	(671)	15.96
Cancelled	(81)	11.19
Non-vested awards, September 30, 2016 (1)	1,760	10.24

(1)
Non-vested awards as of September 30, 2016 are comprised of 259,000 cash-settled restricted stock units and cash-settled performance units and 1,501,000 restricted shares and stock-settled restricted stock units.

As of September 30, 2016, we expect $12.4 million of unrecognized compensation cost related to unvested restricted stock, stock-settled restricted stock units, cash-settled restricted stock units and cash-settled performance units to be recognized over the weighted-average period of 1.9 years.

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

Partnership Phantom Units

The following table presents phantom unit activity during the nine months ended September 30, 2016:

	Phantom Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
Phantom units outstanding, January 1, 2016	77	$27.01
Granted	190	7.84
Vested	(68)	18.59
Phantom units outstanding, September 30, 2016	199	11.58

As of September 30, 2016, we expect $1.6 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 1.9 years.

13.  Cash Dividends

The following table summarizes our dividends per common share:

Declaration Date	Payment Date	Dividends per Common Share	Total Dividends
January 30, 2015	February 17, 2015	$0.1500	$10.3	million
April 28, 2015	May 18, 2015	0.1500	10.4	million
July 30, 2015	August 17, 2015	0.1500	10.5	million
October 18, 2015	October 30, 2015	0.1500	10.4	million
January 26, 2016	February 16, 2016	0.1875	13.1	million
May 2, 2016	May 18, 2016	0.0950	6.7	million
July 27, 2016	August 16, 2016	0.0950	6.7	million

On October 31, 2016, our board of directors declared a quarterly dividend of $0.12 per share of common stock, paid on November 17, 2016 to stockholders of record at the close of business on November 10, 2016. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

14.  Commitments and Contingencies

We have issued the following guarantees that are not recorded on our condensed consolidated balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of September 30, 2016
Standby letters of credit	2016 - 2017	$9,969
Performance bonds (1)	2016 - 2020	1,243
Maximum potential undiscounted payments		$11,212

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2016 and December 31, 2015, we had accrued $1.6 million and $2.7 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows for the period in which the resolution occurs.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of September 30, 2016 and December 31, 2015, we recorded a $1.6 million and $1.5 million indemnification liability (including penalties and interest) related to non-income based tax audits, respectively.

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

Litigation and Claims

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem taxes under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. As a result of this new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $12.7 million during the nine months ended September 30, 2016. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $56.7 million as of September 30, 2016, of which approximately $13.7 million has been agreed to by a number of appraisal review boards and county appraisal districts and $43.0 million has been disputed and is currently in litigation. A large number of appraisal review boards denied our position, although some accepted it, and our wholly-owned subsidiary, Archrock Services Leasing LLC, formerly known as EES Leasing LLC (“EES Leasing”), and Archrock Partners’ subsidiary, Archrock Partners Leasing LLC, formerly known as EXLP Leasing LLC (“EXLP Leasing”) filed 176 petitions for review in the appropriate district courts with respect to the 2012 tax year, 109 petitions for review in the appropriate district courts with respect to the 2013 tax year, 115 petitions for review in the appropriate district courts with respect to the 2014 tax year, 120 petitions for review in the appropriate district courts with respect to the 2015 tax year, and 93 petitions for review in the appropriate district courts with respect to the 2016 tax year.

As of September 30, 2016, only five cases have advanced to the point of trial or submission of summary judgment motions on the merits, and only three cases have been decided, with two of the decisions having been rendered by the same presiding judge. All three of those decisions were appealed, and all three of the appeals have been decided by intermediate appellate courts.

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

On September 2, 2016, the Texas Supreme Court requested that consolidated merits briefs be filed in EES Leasing’s and EXLP Leasing’s cases against the Loving County Appraisal District, Ward County Appraisal District, and Galveston Central Appraisal District, as well as two similar cases involving different taxpayers. On September 19, 2016, the Supreme Court entered a consolidated briefing schedule for the five cases. Consolidated briefing was scheduled to be completed by February 7, 2017.

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

If our appeals are ultimately unsuccessful, or if the Texas Supreme Court determines to review the matter and rules against us, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. In addition, while we do not expect the ultimate determination of the issue of where the natural gas compressors are taxable under the Heavy Equipment Statutes would have an impact on the amount of taxes due, we could be subject to substantial penalties if we are unsuccessful on this issue. Also, if we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded. If this litigation is resolved against us in whole or in part, or if in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment because of new or revised Texas statutes, we will incur additional taxes and could be subject to substantial penalties and interest, which would impact our future results of operations, financial condition and cash flows, including our ability to pay dividends in the future.

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

The following table presents revenue and other financial information by reportable segment during the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Contract Operations	Aftermarket Services	Reportable Segments Total
Three Months Ended September 30, 2016:
Revenue from external customers	$156,599	$39,250	$195,849
Gross margin	96,823	6,500	103,323
Three months ended September 30, 2015:
Revenue from external customers	$191,692	$57,171	$248,863
Gross margin	113,765	11,734	125,499
Nine Months Ended September 30, 2016:
Revenue from external customers	$495,811	$117,478	$613,289
Gross margin	308,990	20,013	329,003
Nine months ended September 30, 2015:
Revenue from external customers	$592,212	$164,586	$756,798
Gross margin	350,385	32,528	382,913

The following table reconciles total gross margin to loss before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total gross margin	$103,323	$125,499	$329,003	$382,913
Less:
Selling, general and administrative	25,874	32,621	88,605	96,546
Depreciation and amortization	52,068	58,087	157,891	172,639
Long-lived asset impairment	16,713	19,933	40,381	37,596
Restructuring and other charges	4,689	289	15,758	1,482
Interest expense	21,365	27,996	62,842	82,866
Other (income) loss, net	(2,470)	2,155	(4,640)	(877)
Loss before income taxes	$(14,916)	$(15,582)	$(31,834)	$(7,339)

16.  Transactions Related to the Partnership

At September 30, 2016, Archrock owned an approximately 40% interest in the Partnership. As of September 30, 2016, the Partnership’s fleet included 6,148 compressor units comprising approximately 3.2 million horsepower, or 81% of our and the Partnership’s combined total U.S. horsepower.

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

On September 30, 2016, the Partnership issued and sold to Archrock General Partner, L.P. (“GP”), our wholly owned subsidiary and the Partnership’s general partner, 1,158 general partner units to maintain GP’s approximate 2% general partner interest in the Partnership.

On March 1, 2016, the Partnership completed the March 2016 Acquisition. A portion of the $18.8 million purchase price was funded through the issuance of 257,000 of the Partnership’s common units for $1.8 million In connection with this acquisition, the Partnership issued and sold to GP, our wholly owned subsidiary and the Partnership’s general partner, 5,205 general partner units to maintain GP’s approximate 2% general partner interest in the Partnership. See Note 4 (“Business Acquisitions”) for additional information. As a result, adjustments were made to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

In May 2015, the Partnership entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC. During the nine months ended September 30, 2015, the Partnership sold 49,774 common units for net proceeds of $1.2 million pursuant to the ATM Agreement. The Partnership did not make any sales under the ATM Agreement during 2016 and the ATM Agreement expired pursuant to its terms on June 21, 2016.

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

The following table presents the effects of changes from net income attributable to Archrock stockholders and changes in our equity interest of the Partnership on our equity attributable to Archrock stockholders (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net loss attributable to Archrock stockholders	$(15,944)	$(3,059)
Increase in Archrock stockholders’ additional paid-in capital for change in ownership of Partnership units	585	18,386
Change from net income (loss) attributable to Archrock stockholders and transfers to/from the noncontrolling interest	$(15,359)	$15,327

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

Our consolidated financial statements as of and for the year ended December 31, 2015 and related financial information have been restated to reflect the adjustments described above. The restatement has been set forth in its entirety in our 2015 Form 10-K/A which we have filed with the SEC concurrently with this Form 10-Q. As a result of the errors and inaccuracies related to Belleli EPC projects, as described above, our net loss was understated by $3.7 million and our net income was overstated by $27.7 million during the three and nine months ended September 30, 2015, respectively.

We delayed the filing of this Quarterly Report on Form 10-Q pending the completion of our review of the errors and inaccuracies described above, including the completion of the restatement, and after considering conclusions reached by Exterran Corporation described above. We also concurrently filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

The tables below summarize the effects of the restatement on our (i) balance sheet at December 31, 2015 and January 1, 2016, (ii) statement of operations for the three and nine months ended September 30, 2015, (iii) statement of comprehensive income for the three and nine months ended September 30, 2015, (iv) statement of equity at September 30, 2015 and (v) statement of cash flows for the nine months ended September 30, 2015.

The effects of the restatement on our condensed consolidated balance sheet as of December 31, 2015 and January 1, 2016 are set forth in the following table (in thousands):

	December 31, 2015 and January 1, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Additional paid-in capital	$2,820,958	123,939	$2,944,897
Accumulated deficit	(2,013,799)	(123,939)	(2,137,738)

The effects of the restatement on our condensed consolidated statements of operations for the three and nine months ended September 30, 2015 are set forth in the following table (in thousands, except per share amounts):

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments(1)	As Restated and Reclassified	As Previously Reported	Restatement Adjustments	Reclassification Adjustments(1)	As Restated and Reclassified
Revenues:
North America contract operations	$191,692	$—	$—	$191,692	$592,212	$—	$—	$592,212
International contract operations	114,104	—	(114,104)	—	350,045	—	(350,045)	—
Aftermarket services	82,443	—	(25,272)	57,171	260,133	—	(95,547)	164,586
Fabrication	261,262	(8,667)	(252,595)	—	860,025	(20,943)	(839,082)	—
	649,501	(8,667)	(391,971)	248,863	2,062,415	(20,943)	(1,284,674)	756,798
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
North America contract operations	77,927	—	—	77,927	241,827	—	—	241,827
International contract operations	41,114	—	(41,114)	—	130,198	—	(130,198)	—
Aftermarket services	63,773	—	(18,336)	45,437	199,878	—	(67,820)	132,058
Fabrication	226,925	(3,548)	(223,377)	—	734,897	6,955	(741,852)	—
Selling, general and administrative	82,124	—	(49,503)	32,621	252,684	—	(156,138)	96,546
Depreciation and amortization	94,924	90	(36,927)	58,087	285,057	284	(112,702)	172,639

Long-lived asset impairment	23,708	—	(3,775)	19,933	51,860	—	(14,264)	37,596
Restructuring and other charges	11,998	—	(11,709)	289	36,392	—	(34,910)	1,482
Interest expense	28,577	—	(581)	27,996	84,273	—	(1,407)	82,866
Equity in income of non-consolidated affiliates	(5,084)	—	5,084	—	(15,152)	—	15,152	—
Other (income) loss, net	30,129	(53)	(27,921)	2,155	38,975	(1,014)	(38,838)	(877)
	676,115	(3,511)	(408,159)	264,445	2,040,889	6,225	(1,282,977)	764,137
Income (loss) before income taxes	(26,614)	(5,156)	16,188	(15,582)	21,526	(27,168)	(1,697)	(7,339)
Provision for (benefit from) income taxes	(3,605)	(1,550)	7,522	2,367	14,628	340	(14,870)	98
Income (loss) from continuing operations	(23,009)	(3,606)	8,666	(17,949)	6,898	(27,508)	13,173	(7,437)
Income from discontinued operations, net of tax	18,776	—	(8,666)	10,110	37,743	—	(13,173)	24,570
Net income (loss)	(4,233)	(3,606)	—	(7,839)	44,641	(27,508)	—	17,133
Less: Net income attributable to the noncontrolling interest	(2,071)	—	—	(2,071)	(20,192)	—	—	(20,192)
Net income (loss) attributable to Archrock stockholders	$(6,304)	$(3,606)	$—	$(9,910)	$24,449	$(27,508)	$—	$(3,059)

Basic income (loss) per common share:
Loss from continuing operations attributable to Archrock common stockholders	$(0.37)	$(0.06)	$0.14	$(0.29)	$(0.20)	$(0.40)	$0.19	$(0.41)
Income from discontinued operations attributable to Archrock common stockholders	0.28	—	(0.14)	0.14	0.55	—	(0.19)	0.36
Net income (loss) attributable to Archrock common stockholders	$(0.09)	$(0.06)	$—	$(0.15)	$0.35	$(0.40)	$—	$(0.05)

Diluted income (loss) per common share:
Loss from continuing operations attributable to Archrock common stockholders	$(0.37)	$(0.06)	$0.14	$(0.29)	$(0.20)	$(0.40)	$0.19	$(0.41)
Income from discontinued operations attributable to Archrock common stockholders	0.28	—	(0.14)	0.14	0.55	—	(0.19)	0.36
Net income (loss) attributable to Archrock common stockholders	$(0.09)	$(0.06)	$—	$(0.15)	$0.35	$(0.40)	$—	$(0.05)

Weighted average common shares outstanding used in income (loss) per common share:
Basic	68,560	—	—	68,560	68,441	—	—	68,441
Diluted	68,560	—	—	68,560	68,441	—	—	68,441

Dividends declared and paid per common share	$0.15	$—	$—	$0.15	$0.45	$—	$—	$0.45

(1)
As discussed in Note 3, in November 2015, we completed the Spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation. The results of these businesses have been reclassified to discontinued operations in our financial statements for all periods presented.

The effects of the restatement on our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 are set forth in the following table (in thousands):

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

The effects of the restatement on our condensed consolidated statement of equity as of September 30, 2015 are set forth in the following table (in thousands):

	September 30, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Accumulated Other Comprehensive Income
Balance at January 1, 2015	15,865	9,969	25,834
Comprehensive income (loss)	(3,705)	5,972	2,267
Balance at September 30, 2015	12,160	15,941	28,101

Accumulated Deficit
Balance at January 1, 2015	(1,866,397)	(97,208)	(1,963,605)
Comprehensive income (loss)	24,449	(27,508)	(3,059)
Balance at September 30, 2015	(1,873,115)	(124,716)	(1,997,831)

Total
Balance at January 1, 2015	1,953,045	(87,239)	1,865,806
Comprehensive income	37,128	(21,536)	15,592
Balance at September 30, 2015	1,901,047	(108,775)	1,792,272

The effects of the restatement on our condensed consolidated statement of cash flows for the nine months ended September 30, 2015 are set forth in the following table (in thousands):

	Nine Months Ended September 30, 2015
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments(1)	As Restated and Reclassified
Cash flows from operating activities:
Net income	$44,641	$(27,508)	$—	$17,133
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	285,057	284	(112,702)	172,639
Long-lived asset impairment	51,860	—	(14,264)	37,596
Amortization of deferred financing costs	4,602	—	—	4,602
Income from discontinued operations, net of tax	(37,743)	—	13,173	(24,570)
Amortization of debt discount	871	—	—	871
Provision for doubtful accounts	3,240	—	(1,774)	1,466
Gain on sale of property, plant and equipment	(2,227)	—	1,184	(1,043)
Equity in income of non-consolidated affiliates	(15,152)	—	15,152	—
Amortization of terminated interest rate swaps	2,721	—	—	2,721
Interest rate swaps	269	—	—	269
Loss on remeasurement of intercompany balances	35,550	—	(35,550)	—
Stock-based compensation expense	14,131	—	(7,347)	6,784
Non-cash restructuring charges	—	—	1,000	1,000
Deferred income tax provision	(38,091)	340	36,232	(1,519)
Changes in assets and liabilities:
Accounts receivable and notes	58,993	2,574	(42,288)	19,279
Inventory	23,457	—	(24,083)	(626)
Costs and estimated earnings versus billings on uncompleted contracts	(34,393)	15,442	18,951	—
Other current assets	(9,583)	187	9,317	(79)
Accounts payable and other liabilities	(51,748)	9,911	62,181	20,344
Deferred revenue	(9,494)	—	8,532	(962)
Other	(14,601)	(1,230)	4,234	(11,597)
Net cash provided by continuing operations	312,360	—	(68,052)	244,308
Net cash provided by discontinued operations	3,441	—	68,052	71,493
Net cash provided by operating activities	315,801	—	—	315,801

Cash flows from investing activities:
Capital expenditures	(350,253)	—	144,193	(206,060)
Proceeds from sale of property, plant and equipment	21,856	—	(5,520)	16,336
Return of investments in non-consolidated affiliates	15,185	—	(15,185)	—
Proceeds received from settlement of note receivable	5,357		(5,357)	—
Increase in restricted cash	(1)		1	—
Cash invested in non-consolidated affiliates	(33)		33	—
Net cash used in continuing operations	(307,889)	—	118,165	(189,724)
Net cash provided by (used in) discontinued operations	33,119	—	(118,165)	(85,046)
Net cash used in investing activities	(274,770)	—	—	(274,770)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,055,000	—	—	1,055,000
Repayments of long-term debt	(1,006,500)	—	—	(1,006,500)
Payments for debt issuance costs	(3,208)	—	498	(2,710)
Payments for settlement of interest rate swaps that include financing elements	(2,815)	—	—	(2,815)
Net proceeds from the sale of Partnership units	1,164			1,164
Proceeds from stock options exercised	1,106	—	—	1,106
Proceeds from stock issued pursuant to our employee stock purchase plan	910	—	—	910
Purchases of treasury stock	(3,771)	—	—	(3,771)
Dividends to Archrock stockholders	(31,167)	—	—	(31,167)
Stock-based compensation excess tax benefit	3,048	—	(1,140)	1,908
Distributions to noncontrolling partners in the Partnership	(61,045)	—	—	(61,045)
Net cash used in continuing operations	(47,278)	—	(642)	(47,920)
Net cash provided by discontinuing operations	—	—	642	642
Net cash used in financing activities	(47,278)	—	—	(47,278)

Effect of exchange rate changes on cash and cash equivalents	(976)	—	—	(976)
Net decrease in cash and cash equivalents - total operations	(7,223)	—	—	(7,223)
Less: Net decrease in cash and cash equivalents - discontinued operations	—	—	(7,415)	(7,415)
Cash and cash equivalents at beginning of period	39,739	—	(39,361)	378
Cash and cash equivalents at end of period	$32,516	$—	$(31,946)	$570

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the condensed consolidated financial statements in Part I, Item 1 (“Financial Statements”) of this Quarterly Report on Form 10-Q and in conjunction with Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K/A”). As described in Note 17 to the Financial Statements, we restated our previously reported financial statements as of December 31, 2015 and for the three and nine months ended September 30, 2015. The impact of the restatement is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our 2015 Form 10-K/A for the year ended December 31, 2015, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

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

Archrock Partners, L.P.

We have a significant equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of September 30, 2016, public unitholders held an approximately 60% ownership interest in the Partnership and we owned the remaining equity interest, including all of the general partner interest and incentive distribution rights. We consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our contract operations business and we may grow the Partnership through third-party acquisitions and organic growth. As of September 30, 2016, the Partnership’s fleet included 6,148 compressor units comprising approximately 3.2 million horsepower, or 81% of our and the Partnership’s combined total U.S. horsepower.

March 2016 Acquisition

On March 1, 2016, the Partnership completed an acquisition of contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The $18.8 million purchase price was funded with $13.8 million in borrowings under the Partnership’s revolving credit facility, a non-cash exchange of approximately 24 Partnership compression units for $3.2 million, and the issuance of 257,000 of the Partnership’s common units for $1.8 million. In connection with this acquisition, the Partnership issued and sold to Archrock General Partner, L.P. (“GP”), our wholly owned subsidiary and the Partnership’s general partner, 5,205 general partner units to maintain GP’s approximate 2% general partner interest in the Partnership. This acquisition by the Partnership is referred to as the “March 2016 Acquisition.”

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

Natural gas consumption in the U.S. for the twelve months ended July 31, 2016 increased by approximately 0.2% to 27,239 billion cubic feet (“Bcf”) compared to 27,188 Bcf for the twelve months ended July 31, 2015. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by approximately 2% in 2016 compared to 2015. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet (“Tcf”) in 2040, or 15% of the projected worldwide total of approximately 203 Tcf.

Natural gas marketed production in the U.S. for the twelve months ended July 31, 2016 increased by approximately 1% to 28,668 Bcf compared to 28,498 Bcf for the twelve months ended July 31, 2015. The EIA forecasts that total U.S. natural gas marketed production will decrease by approximately 2% in 2016 compared to 2015. The EIA estimates that the U.S. natural gas production level will be approximately 35 Tcf in 2040, or 17% of the projected worldwide total of approximately 202 Tcf.

Historically, oil and natural gas prices in the U.S. have been volatile. For example, the Henry Hub spot price for natural gas was $2.84 per million British thermal unit (“MMBtu”) at September 30, 2016, which was approximately 25% and 15% higher than prices at December 31, 2015 and September 30, 2015, respectively, and the U.S. natural gas liquid composite price was $4.92 per MMBtu for the month of July 2016, which was approximately 16% higher and 1% higher than prices for the months of December 2015 and September 2015, respectively. While prices at September 30, 2016 have improved relative to the comparable periods above, lower natural gas and natural gas liquids prices during 2015 and the first nine months of 2016 as compared to 2014 prices caused many companies to reduce their natural gas drilling and production activities from their 2014 levels in more mature dry gas areas and select shale plays in the U.S. We provide a significant amount of contract operations services to these areas, which led to a decline in our contract operations business during 2015 and the first nine months of 2016. This has also led to a continued decrease in capital investment and in the number of new gas wells drilled by exploration and production companies in the first nine months of 2016 compared to the first nine months of 2015. In addition, the West Texas Intermediate crude oil spot price was $47.72 per barrel at September 30, 2016, which was approximately 29% higher and 6% higher than prices at December 31, 2015 and September 30, 2015, respectively. While the price at September 30, 2016 improved relative to the comparable periods above, lower West Texas Intermediate crude oil prices during 2015 and the first nine months of 2016 as compared to 2014 prices resulted in a continued decrease in capital investment and in the number of new oil wells drilled by exploration and production companies in the first nine months of 2016 compared to the first nine months of 2015. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity.

During periods of lower oil or natural gas prices, our customers may not be able to recover the full amount of their drilling and production costs in the regions in which we operate. As a result, our customers may cease production in existing wells and decline to drill new wells, which would lower their demand for our services. Additionally, some of our midstream customers may provide their gathering, transportation and related services to a limited number of companies in the oil and gas production business. The loss by these midstream customers of their key customers could reduce demand for their services and result in a deterioration of their financial condition, which would in turn decrease their demand for our services. A reduction in the demand for our services could result in our customers seeking to preserve capital by canceling contracts, canceling or delaying scheduled maintenance of their existing equipment or determining not to enter into new contract operations service contracts, which could force us to reduce our pricing substantially. As a result of the significant decline in oil and natural gas prices since the third quarter of 2014, U.S. producers reduced their capital budgets for 2015 and further reduced capital spending for drilling activity in 2016. In 2015 and the first three quarters of 2016, we experienced a decline in operating horsepower and an increase in pricing pressure from our customers, but we experienced improved contract operations gross margin percentage and lower selling, general and administrative expense in the third quarter of 2016 compared to the fourth quarter of 2015, attributable in part to our cost management efforts. Additionally, the level of new orders increased in the second and third quarters of 2016 compared to the first quarter of 2016, and we experienced a moderation of horsepower returns in the third quarter, although we sustained an additional operating horsepower decline during the third quarter and continued to experience pricing pressure from our customers, which resulted in a decline in our contract operations business in the first nine months of 2016 compared to the first nine months of 2015. We also are investing less capital in new fleet units in 2016 than we did in 2015.

Operating Highlights

The following tables summarize our total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Available Horsepower (at period end)(1)	3,984	4,267	3,984	4,267
Total Operating Horsepower (at period end)(2)	3,153	3,580	3,153	3,580
Average Operating Horsepower	3,151	3,600	3,266	3,649
Horsepower Utilization (at period end)	79%	84%	79%	84%

(1)	Available horsepower is defined as idle and operating horsepower. New units completed by a third party manufacturer that have been delivered to us are included in the fleet.

(2)	Operating horsepower is defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

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

For a reconciliation of gross margin to net income (loss), see below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(10,054)	$(7,839)	$(19,164)	$17,133
Selling, general and administrative	25,874	32,621	88,605	96,546
Depreciation and amortization	52,068	58,087	157,891	172,639
Long-lived asset impairment	16,713	19,933	40,381	37,596
Restructuring and other charges	4,689	289	15,758	1,482
Interest expense	21,365	27,996	62,842	82,866
Other (income) loss, net	(2,470)	2,155	(4,640)	(877)
Provision for (benefit from) income taxes	(4,878)	2,367	(12,712)	98
(Income) loss from discontinued operations, net of tax	16	(10,110)	42	(24,570)
Gross margin	$103,323	$125,499	$329,003	$382,913

Financial Results of Operations

Summary of Results

As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, the results from continuing operations for all periods presented exclude the results of Exterran Corporation and our contract water treatment business. Those results are reflected in discontinued operations for all periods presented.

Revenue.  Revenue was $195.8 million and $248.9 million during the three months ended September 30, 2016 and 2015, respectively, and $613.3 million and $756.8 million during the nine months ended September 30, 2016 and 2015, respectively. The decrease in revenue during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was primarily due to a decrease in customer demand due to market conditions in both our contract operations and aftermarket services segments.

Net income (loss) attributable to Archrock stockholders.  We generated net loss attributable to Archrock stockholders of $9.6 million and $9.9 million during the three months ended September 30, 2016 and 2015, respectively. We generated net loss attributable to Archrock stockholders of $15.9 million and $3.1 million during the nine months ended September 30, 2016 and 2015, respectively. The decrease in net loss attributable to Archrock stockholders during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily driven by the change in provision for (benefit from) income tax, a decrease in selling, general and administrative (“SG&A”) expense, a decrease in interest expense, a decrease in depreciation and amortization, the change in other (income) loss, net and a decrease in long-lived asset impairment, partially offset by a decrease in gross margin in both our contract operations and aftermarket services segments, a decrease in income from discontinued operations, net of tax and an increase in restructuring and other charges. The increase in net loss attributable to Archrock stockholders during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily driven by a decrease in gross margin in both our contract operations and aftermarket services segments, a decrease in income from discontinued operations, net of tax, and an increase in restructuring and other charges, partially offset by the change in net (income) loss attributable to the noncontrolling interest, a decrease in interest expense, a decrease in depreciation and amortization, the change in provision for (benefit from) income taxes and a decrease in SG&A expense.

The Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Contract Operations
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
Revenue	$156,599	$191,692	(18)%
Cost of sales (excluding depreciation and amortization expense)	59,776	77,927	(23)%
Gross margin	$96,823	$113,765	(15)%
Gross margin percentage (1)	62%	59%	3%

(1)	Defined as gross margin divided by revenue.

The decrease in revenue during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a decline in average operating horsepower and a decrease in rates driven by a decrease in customer demand due to market conditions. Average operating horsepower decreased by 12% from approximately 3,600,000 during the three months ended September 30, 2015 to approximately 3,151,000 during the three months ended September 30, 2016. Gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) decreased during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to the decrease in revenue explained above, partially offset by a decrease in cost of sales driven by a decrease in repair and maintenance expense and a decrease in lube oil expense. These cost decreases were primarily driven by the decrease in average operating horsepower explained above, a decrease in commodity prices and efficiency gains in lube oil consumption, and cost management initiatives. Gross margin percentage increased primarily due to a decrease in costs associated with the start-up of units, cost management initiatives and the decrease in lube oil explained above.

Aftermarket Services
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
Revenue	$39,250	$57,171	(31)%
Cost of sales (excluding depreciation and amortization expense)	32,750	45,437	(28)%
Gross margin	$6,500	$11,734	(45)%
Gross margin percentage	17%	21%	(4)%

The decrease in revenue during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a decrease in customer demand for our services. Gross margin decreased during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to a decrease in revenue partially offset by a decrease in cost of sales as a result of the decrease in customer demand for our services. Gross margin percentage decreased during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to market conditions.

Costs and Expenses
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
Selling, general and administrative	$25,874	$32,621	(21)%
Depreciation and amortization	52,068	58,087	(10)%
Long-lived asset impairment	16,713	19,933	(16)%
Restructuring and other charges	4,689	289	1,522%
Interest expense	21,365	27,996	(24)%
Other (income) loss, net	(2,470)	2,155	(215)%

The decrease in SG&A expense during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a decrease in compensation and benefits costs. SG&A expense as a percentage of revenue was 13% during the three month periods ended September 30, 2016 and 2015.

The decrease in depreciation and amortization expense during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a decrease in depreciation expense from units fully reserved or retired and assets previously impaired.

 During the three months ended September 30, 2016, we reviewed the future deployment of our idle compression assets used in our contract operations segments for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 60 idle compressor units totaling approximately 25,000 horsepower would be retired from the active fleet during the three months ended September 30, 2016. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $9.1 million asset impairment to reduce the book value of each unit to its estimated fair value during the three months ended September 30, 2016. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the three months ended September 30, 2016, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $7.6 million during the three months ended September 30, 2016 to reduce the book value of each unit to its estimated fair value.

During the three months ended September 30, 2015, we reviewed the future deployment of our idle compression assets used in our contract operations segments for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 140 idle compressor units, representing approximately 33,000 horsepower would be retired from the active fleet during the three months ended September 30, 2015. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded an $8.1 million asset impairment to reduce the book value of each unit to its estimated fair value during the three months ended September 30, 2015. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the three months ended September 30, 2015, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $11.8 million during the three months ended September 30, 2015 to reduce the book value of each unit to its estimated fair value.

In the first quarter of 2016 we determined to undertake a cost reduction program to reduce our on-going operating expenses, including workforce reductions and closure of certain of our make-ready shops. These actions were a result of our review of our businesses and efforts to efficiently manage cost and maintain our businesses in line with then current and expected activity levels and anticipated make ready demand in the U.S market. During the three months ended September 30, 2016, we incurred $4.0 million of restructuring and other charges as a result of this plan primarily related to severance benefits. These charges are reflected as restructuring and other charges in our consolidated statement of operations.

As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, we completed the Spin-off of Exterran Corporation on November 3, 2015. During the three months ended September 30, 2016, we incurred $0.7 million of costs associated with the Spin-off which were directly attributable to Archrock. These charges are reflected as restructuring and other charges in our consolidated statement of operations.

In the second quarter of 2015 we announced a cost reduction plan primarily focused on workforce reductions. During the three months ended September 30, 2015, we incurred $0.3 million of restructuring and other charges as a result of this plan primarily related to severance benefits. These charges are reflected as restructuring and other charges in our condensed consolidated statement of operations.

The decrease in interest expense during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a decrease in the average outstanding balance of long-term debt.

The change in other (income) loss, net during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a $2.1 million gain on sale of property, plant and equipment during the three months ended September 30, 2016 compared to a $0.8 million loss on sale of property, plant and equipment during the three months ended September 30, 2015.

Income Taxes
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
Provision for (benefit from) income taxes	$(4,878)	$2,367	(306)%
Effective tax rate	32.7%	(15.2)%	47.9%

The benefit from income taxes during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a pre-tax net loss and the portion of net income of the Partnership allocated to noncontrolling interest.

Discontinued Operations
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
Income (loss) from discontinued operations, net of tax	$(16)	$10,110	(100)%

Income from discontinued operations, net of tax, during the three months ended September 30, 2016 and 2015 includes the results of operations of the Exterran Corporation businesses for periods prior to the Spin-off on November 3, 2015 and our contract water treatment business.

As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, on November 3, 2015 we completed the Spin-off of Exterran Corporation. We generated immaterial net loss from discontinued operations, net of tax during the three months ended September 30, 2016 compared to income from discontinued operations, net of tax of $10.1 million during the three months ended September 30, 2015 related to the operations of Exterran Corporation. The decrease in income from discontinued operations, net of tax, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to the timing of the Spin-off of Exterran Corporation discussed above.

The results of Exterran Corporation include its previously nationalized Venezuelan joint venture assets and Venezuelan subsidiary assets which were sold to PDVSA Gas in 2012. Exterran Corporation received installment payments, including an annual charge, totaling $24.0 million during the three months ended September 30, 2015 which are included in its results above.

In December 2013, we abandoned our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. We generated immaterial income from discontinued operations, net of tax, during the three months ended September 30, 2015 related to our contract water treatment business.

Net Income Attributable to the Noncontrolling Interest
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2016	2015	(Decrease)
Net (income) loss attributable to the noncontrolling interest	$406	$(2,071)	(120)%

The noncontrolling interest comprises the portion of the Partnership’s earnings that are applicable to the Partnership’s publicly-held limited partner interest. As of September 30, 2016 and 2015, public unitholders held an ownership interest in the Partnership of 60% and 59%, respectively. The change in net (income) loss attributable to the noncontrolling interest during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a decrease in earnings of the Partnership which were primarily driven by a decrease in gross margin and an increase in restructuring charges, partially offset by decreases in SG&A expense and depreciation and amortization.

The Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Contract Operations
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
Revenue	$495,811	$592,212	(16)%
Cost of sales (excluding depreciation and amortization expense)	186,821	241,827	(23)%
Gross margin	$308,990	$350,385	(12)%
Gross margin percentage	62%	59%	3%

The decrease in revenue during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a decline in average operating horsepower and a decrease in rates driven by a decrease in customer demand due to market conditions. Average operating horsepower decreased by 10% from approximately 3,649,000 during the nine months ended September 30, 2015 to approximately 3,266,000 during the nine months ended September 30, 2016. Gross margin decreased during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the decrease in revenue explained above, partially offset by a decrease in cost of sales driven by a decrease in repair and maintenance expense and a decrease in lube oil expense. These cost decreases were primarily driven by the decrease in average operating horsepower explained above, a decrease in commodity prices and efficiency gains in lube oil consumption, and cost management initiatives. Gross margin percentage increased primarily due to a decrease in costs associated with the start-up of units, cost management initiatives and the decrease in lube oil explained above.

Aftermarket Services
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
Revenue	$117,478	$164,586	(29)%
Cost of sales (excluding depreciation and amortization expense)	97,465	132,058	(26)%
Gross margin	$20,013	$32,528	(38)%
Gross margin percentage	17%	20%	(3)%

The decrease in revenue during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a decrease in customer demand for our services. Gross margin decreased during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to a decrease in revenue partially offset by a decrease in cost of sales as a result of the decrease in customer demand for our services. Gross margin percentage decreased during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to market conditions.

Costs and Expenses
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
Selling, general and administrative	$88,605	$96,546	(8)%
Depreciation and amortization	157,891	172,639	(9)%
Long-lived asset impairment	40,381	37,596	7%
Restructuring and other charges	15,758	1,482	963%
Interest expense	62,842	82,866	(24)%
Other (income) loss, net	(4,640)	(877)	429%

The decrease in SG&A expense during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a decrease in compensation and benefits costs and a decrease in state and local taxes primarily as a result of the settlement of a franchise tax refund claim during the second quarter of 2016. These decreases were partially offset by increases in bad debt expense and professional expenses. SG&A expense as a percentage of revenue was 14% and 13% during the nine month periods ended September 30, 2016 and 2015, respectively.

The decrease in depreciation and amortization expense during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a decrease in depreciation expense from units fully reserved or retired and assets previously impaired.

During the nine months ended September 30, 2016, we reviewed the future deployment of our idle compression assets used in our contract operations segment for units that were not of the type, configuration, condition, make or model that are cost-efficient to maintain and operate. Based on this review, we determined that approximately 270 idle compressor units totaling approximately 97,000 horsepower would be retired from the active fleet during the nine months ended September 30, 2016. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $29.6 million asset impairment to reduce the book value of each unit to its estimated fair value during the nine months ended September 30, 2016. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the nine months ended September 30, 2016, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $10.8 million during the nine months ended September 30, 2016 to reduce the book value of each unit to its estimated fair value.

During the nine months ended September 30, 2015, we reviewed the future deployment of our idle compression assets used in our contract operations segment for units that were not of the type, configuration, condition, make or model that are cost-efficient to maintain and operate. Based on this review, we determined that approximately 270 idle compressor units representing approximately 91,000 horsepower would be retired from the active fleet during the nine months ended September 30, 2015. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $24.8 million asset impairment to reduce the book value of each unit to its estimated fair value during the nine months ended September 30, 2015. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the nine months ended September 30, 2015, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $12.8 million during the nine months ended September 30, 2015 to reduce the book value of each unit to its estimated fair value.

In the first quarter of 2016 we determined to undertake a cost reduction program to reduce our on-going operating expenses, including workforce reductions and closure of certain of our make-ready shops. These actions were a result of our review of our businesses and efforts to efficiently manage cost and maintain our businesses in line with then current and expected activity levels and anticipated make ready demand in the U.S market. During the nine months ended September 30, 2016, we incurred $13.3 million of restructuring and other charges as a result of this plan primarily related to severance benefits and consulting fees. These charges are reflected as restructuring and other charges in our consolidated statement of operations.

As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, we completed the Spin-off of Exterran Corporation on November 3, 2015. During the nine months ended September 30, 2016 and 2015, we incurred $2.5 million and $1.0 million of costs associated with the Spin-off which were directly attributable to Archrock. These charges are reflected as restructuring and other charges in our condensed consolidated statement of operations.

In the second quarter of 2015 we announced a cost reduction plan primarily focused on workforce reductions. During the nine months ended September 30, 2015, we incurred $0.5 million of restructuring and other charges as a result of this plan primarily related to severance benefits. These charges are reflected as restructuring and other charges in our condensed consolidated statement of operations.

The decrease in interest expense during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a decrease in the average outstanding balance of long-term debt.

The change in other income, net during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a $2.4 million increase in our indemnification asset related to tax contingencies due from Exterran Corporation, a $1.0 million increase in gain on sale of property, plant and equipment and other income generated during the nine months ended September 30, 2016 related to transition services provided to Exterran Corporation in conjunction with the Spin-off. These activities were partially offset by a $0.6 million loss on non-cash consideration associated with the March 2016 Acquisition.

Income Taxes
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
Provision for (benefit from) income taxes	$(12,712)	$98	(13,071)%
Effective tax rate	39.9%	(1.3)%	41.2%

The increase in our benefit from income taxes during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to an increase in pre-tax net loss, the portion of net income of the Partnership allocated to noncontrolling interest, nontaxable indemnification revenue and the settlement of a state audit.

Discontinued Operations
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
Income (loss) from discontinued operations, net of tax	$(42)	$24,570	(100)%

Income from discontinued operations, net of tax, during the nine months ended September 30, 2016 and 2015 includes the results of operations of the Exterran Corporation businesses for periods prior to the Spin-off on November 3, 2015 and our contract water treatment business.

As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, on November 3, 2015 we completed the Spin-off of Exterran Corporation. We generated immaterial net loss from discontinued operations, net of tax during the nine months ended September 30, 2016 compared to income from discontinued operations, net of tax of $24.7 million during the nine months ended September 30, 2015 related to the operations of Exterran Corporation. The decrease in income from discontinued operations, net of tax, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to the timing of the Spin-off of Exterran Corporation discussed above.

The results of Exterran Corporation include its previously nationalized Venezuelan joint venture assets and Venezuelan subsidiary assets which were sold to PDVSA Gas in 2012. Exterran Corporation received installment payments, including an annual charge, totaling $52.8 million during the nine months ended September 30, 2015 which are included in its results above.

In December 2013, we abandoned our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. We generated a loss from discontinued operations, net of tax of $0.1 million during the nine months ended September 30, 2015 related to our contract water treatment business.

Net Income Attributable to the Noncontrolling Interest
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2016	2015	(Decrease)
Net (income) loss attributable to the noncontrolling interest	$3,220	$(20,192)	(116)%

The noncontrolling interest comprises the portion of the Partnership’s earnings that are applicable to the Partnership’s publicly-held limited partner interest. As of September 30, 2016 and 2015, public unitholders held an ownership interest in the Partnership of 60% and 59%, respectively. The change in net (income) loss attributable to the noncontrolling interest during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a decrease in earnings of the Partnership which were primarily driven by a decrease in gross margin and increases in restructuring charges and long-lived asset impairment.

Liquidity and Capital Resources

Our cash balance was $5.4 million at September 30, 2016, compared to $1.6 million at December 31, 2015. Working capital decreased to $124.4 million at September 30, 2016 from $150.2 million at December 31, 2015. The decrease in working capital was primarily due to decreases in accounts receivable and inventory, partially offset by decreases in accounts payable and accrued liabilities and an increase in cash.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in) continuing operations:
Operating activities	$219,969	$244,308
Investing activities	(83,724)	(189,724)
Financing activities	(132,378)	(47,920)
Effect of exchange rate changes on cash and cash equivalents	—	(976)
Discontinued operations	(67)	(5,496)
Net change in cash and cash equivalents	$3,800	$192

Operating Activities.  The decrease in net cash provided by operating activities from continuing operations during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to decreased gross margins and an increase in restructuring and other charges, partially offset by changes in assets and liabilities and a decrease in SG&A expense.

Investing Activities.  The decrease in net cash used in investing activities from continuing operations during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily attributable to a decrease of $109.1 million in capital expenditures and an increase of $10.7 million in proceeds from sale of property, plant and equipment during the current year period, partially offset by $13.8 million paid during the nine months ended September 30, 2016 for the March 2016 Acquisition.

Financing Activities.  The increase in net cash used in financing activities from continuing operations during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to $108.0 million of net repayments of long-term debt during the nine months ended September 30, 2016 compared to net borrowings of long-term debt of $48.5 million during the nine months ended September 30, 2015, partially offset by a contribution of $49.2 million received from Exterran Corporation during the nine months ended September 30, 2016 and a $19.4 million decrease in distributions to noncontrolling partners in the Partnership.

Discontinued Operations.  The decrease in net cash used in discontinued operations during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to the timing of the Spin-off of Exterran Corporation which was completed November 3, 2015.

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

We generally invest funds necessary to purchase fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. As of the end of the third quarter of 2016, we planned to spend approximately $110 million to $120 million in net capital expenditures during 2016, including (1) approximately $75 million to $85 million on growth capital expenditures and (2) approximately $30 million to $35 million on equipment maintenance capital expenditures. Net capital expenditures are net of used fleet sales.

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

Long-Term Debt.  As of September 30, 2016, we had approximately $1.5 billion in outstanding debt obligations net of unamortized debt discounts and unamortized deferred financing costs, consisting of $101.0 million outstanding under the Credit Facility, $538.0 million outstanding under the Partnership’s revolving credit facility, $149.6 million outstanding under the Partnership’s term loan facility, $342.0 million outstanding under the Partnership’s 6% senior notes due April 2021 (the “Partnership 2013 Notes”) and $340.8 million outstanding under the Partnership’s 6% senior notes due October 2022 (the “Partnership 2014 Notes”). After taking into account $10.0 million of guarantees through letters of credit, we had undrawn and available capacity of $239.0 million under the Credit Facility as of September 30, 2016.

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

Borrowings under the Credit Facility bear interest at a base rate or the London Interbank Offered Rate (“LIBOR”), at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.75% to 2.75% and (ii) in the case of base rate loans, from 0.75% to 1.75%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At September 30, 2016, all amounts outstanding under the Credit Facility were LIBOR loans and the applicable margin was 1.75%. The weighted average annual interest rate at September 30, 2016 and 2015 on the outstanding balance under the Credit Facility was 2.3% and 1.7%, respectively. During the nine months ended September 30, 2016 and 2015, respectively, the average daily debt balance under the Credit Facility was $144.5 million and $381.8 million.

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

The Credit Facility contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity and making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are also subject to financial covenants, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the credit agreement) to EBITDA of not greater than 4.25 to 1.0 (subject to a temporary increase to 4.75 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes). As of September 30, 2016 we maintained a 33.6 to 1.0 EBITDA to Total Interest Expense ratio and a 1.0 to 1.0 consolidated Total Debt to EBITDA ratio. If we were to anticipate non-compliance with these financial ratios, we may take actions to maintain compliance with them, possibly including reductions in our general and administrative expenses, capital expenditures or the payment of cash dividends at our current dividend rate. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. As of September 30, 2016, we were in compliance with all financial covenants under the Credit Facility.

In February 2015, the Partnership amended its senior secured credit agreement (the “Partnership Credit Agreement”), which among other things, increased the borrowing capacity under its revolving credit facility by $250.0 million to $900.0 million. In May 2016, the Partnership further amended its Partnership Credit Agreement to, among other things, decrease the borrowing capacity under its revolving credit facility by $75.0 million to $825.0 million. Prior to this amendment, the Partnership was able to increase the aggregate commitments under the Partnership Credit Agreement by up to an additional $50 million subject to certain conditions, including the approval of the lenders. As a result of this amendment and subject to certain conditions, including the approval of the lenders, the Partnership is able to increase the aggregate commitments under the Partnership Credit Agreement by up to an additional $125 million. The Partnership Credit Agreement, which matures in May 2018, also includes a $150.0 million term loan facility. As of September 30, 2016, the Partnership had undrawn capacity of $287.0 million under its revolving credit facility. The Partnership Credit Agreement limits the Partnership’s Total Debt (as defined in the Partnership Credit Agreement) to EBITDA ratio (as defined in the Partnership Credit Agreement) to not greater than 5.95 to 1.0. As a result of this limitation, $274.3 million of the $287.0 million of the Partnership’s undrawn capacity under its revolving credit facility was available for additional borrowings as of September 30, 2016.

The Partnership’s revolving credit and term loan facilities bear interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At September 30, 2016, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 3.0%. The weighted average annual interest rate on the outstanding balance under these facilities at September 30, 2016 and 2015, excluding the effect of interest rate swaps, was 3.6% and 2.7%, respectively. During the nine months ended September 30, 2016 and 2015, the average daily debt balance under these facilities was $733.7 million and $659.1 million, respectively.

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

The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.95 to 1.0 though the fourth quarter of 2017, 5.75 to 1.0 in the first quarter of 2018, and 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) thereafter and a ratio of Senior Secured Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 3.50 to 1.0 through the fourth quarter of 2017, 3.75 to 1.0 in the first quarter of 2018 and 4.0 to 1.0 thereafter. As of September 30, 2016, the Partnership maintained a 3.8 to 1.0 EBITDA to Total Interest Expense ratio, a 5.0 to 1.0 Total Debt to EBITDA ratio and a 2.5 to 1.0 Senior Secured Debt to EBITDA ratio. If the Partnership were to anticipate non-compliance with these financial ratios, the Partnership may take actions to maintain compliance with them, including a reduction in general and administrative expenses, its capital expenditures or the payment of cash distributions at its current distribution rate to its unit holders, including us. A reduction in the amount of cash distributions we receive from the Partnership would reduce the amount of cash available for payment of our debt, payment of dividends and the funding of our business requirements. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreements, which would accelerate the Partnership’s obligation to repay its indebtedness under those agreements. In addition, a material adverse effect with respect to the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts the Partnership’s ability to perform its obligations under the Partnership Credit Agreement, could lead to a default under that agreement. As of September 30, 2016, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

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

The Partnership has entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with its variable rate debt. At September 30, 2016, the Partnership was a party to interest rate swaps with a notional value of $500.0 million pursuant to which it makes fixed payments and receives floating payments. The Partnership’s interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of September 30, 2016, the weighted average effective fixed interest rate on the interest rate swaps was 1.6%. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q for further discussion of the interest rate swap agreements.

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

Dividends.  On October 31, 2016, our board of directors declared a quarterly dividend of $0.12 per share of common stock, paid on November 17, 2016 to stockholders of record at the close of business on November 10, 2016. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

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

On October 31, 2016, the board of directors of Archrock GP LLC, the general partner of the Partnership’s general partner, approved a cash distribution by the Partnership of $0.2850 per limited partner unit, or approximately $17.5 million. The distribution covers the period from July 1, 2016 through September 30, 2016. The record date for this distribution was November 10, 2016 and payment occurred on November 14, 2016.

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

As of September 30, 2016, after taking into consideration interest rate swaps, we had $289.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at September 30, 2016 would result in an annual increase in our interest expense of approximately $2.9 million.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of September 30, 2016 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Please see Note 14 (“Commitments and Contingencies”) to our Financial Statements for a discussion of litigation related to the Heavy Equipment Statutes, which is incorporated by reference into this Item 1.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K/A”). There have been no material changes or updates to our risk factors that were previously disclosed in our 2015 Form 10-K/A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of equity securities during the three months ended September 30, 2016:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
July 1, 2016 - July 31, 2016	6,052	$8.91	N/A	N/A
August 1, 2016 - August 31, 2016	9,047	10.48	N/A	N/A
September 1, 2016 - September 30, 2016	1,550	12.26	N/A	N/A
Total	16,649	$10.08	N/A	N/A

(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

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
10.1
Third Amendment, Consent and Waiver to Credit Agreement, dated as of July 21, 2016, among Archrock Services, L.P., as Borrower, Archrock, Inc., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, incorporate by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 26, 2016.

10.2
Fourth Amendment, Consent and Waiver to Credit Agreement, dated as of September 21, 2016, among Archrock Services, L.P., as Borrower, Archrock, Inc., as Guarantor, Wells Fargo Bank, National
Association, as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 22, 2016.

10.3	Form of Compensation Letter applicable to Messrs. Childers, Miller, Rice and Wayne, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2016.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.

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
10.1
Third Amendment, Consent and Waiver to Credit Agreement, dated as of July 21, 2016, among Archrock Services, L.P., as Borrower, Archrock, Inc., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, incorporate by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 26, 2016.

10.2
Fourth Amendment, Consent and Waiver to Credit Agreement, dated as of September 21, 2016, among Archrock Services, L.P., as Borrower, Archrock, Inc., as Guarantor, Wells Fargo Bank, National
Association, as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 22, 2016.

10.3	Form of Compensation Letter applicable to Messrs. Childers, Miller, Rice and Wayne, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2016.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.