Form 10-K
period 2016-12-31
Archrock, Inc.
filed 2017-02-23
CIK 1389050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
Form 10-K
(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2016 was $395,703,783. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of the common stock of the registrant outstanding as of February 16, 2017: 70,538,951 shares.

______________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2017 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, are incorporated by reference into Part III of this Form 10-K.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and pay dividends; the expected amount of our capital expenditures; expenditures related to the restatement of our financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 and related financial information, as described below in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, including sharing a portion of costs incurred by Exterran Corporation with respect to such matters, as well as reviews, investigations or other proceedings by government authorities, stockholders or other parties; anticipated cost savings, future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

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

•
the spin-off (“Spin-off”) of our international contract operations, international aftermarket services operations and global fabrication businesses into an independent, publicly traded company (“Exterran Corporation”);

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

•
the potential additional costs related to our restatement, cost-sharing with Exterran Corporation and addressing any reviews, investigations or other proceedings by government authorities or shareholder actions; and

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

Our revenues and income are derived from two primary business segments:

•
Contract Operations. As of December 31, 2016, our contract operations business was largely comprised of our significant equity investment in Archrock Partners, L.P. and its subsidiaries, in addition to our owned fleet of natural gas compression equipment that we use to provide operations services to our customers.

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

Competitive Strengths

We believe we have the following key competitive strengths:

•
Focus on outsourced compression services.  We provide our customers a variety of services, including outsourced compression services and aftermarket services, in support of our customers’ production and processing operations. We believe our contract operations services generally allow our customers that outsource their compression needs to achieve higher production rates than they would achieve with their own operations, resulting in increased revenue for our customers. In addition, outsourcing allows our customers flexibility for their evolving compression needs while limiting their capital requirements. By offering services that leverage our core strengths, we believe that we can provide comprehensive solutions to meet our customers’ needs. We believe the quality of our services, the depth of our customer relationships and our presence in substantially all major U.S. oil and natural gas-producing regions position us to capture additional business.

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

•
Large fleet in substantially all major U.S. producing regions.  We operate in substantially all major oil and natural gas producing regions in the U.S. Our large fleet and numerous operating locations throughout the U.S., combined with our ability to efficiently move equipment among producing regions, means that we are not dependent on production activity in any particular region. We believe our size, geographic scope and broad customer base provide us with improved operating expertise and business development opportunities.

•
Our relationship with the Partnership.   As of December 31, 2016, we held a 43% ownership interest in the Partnership’s limited partner units as well as all of the general partner interests and incentive distribution rights in the Partnership. We expect that the Partnership will be the primary vehicle through which we grow our contract operations business and our ownership interest in the Partnership will allow us to participate in its future growth. In addition, we believe that our relationship with the Partnership will continue to provide us with cash flows to support our business.

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

•
Grow our business to generate attractive returns.  We plan to continue to invest in strategically growing our business both organically and through third-party acquisitions. Our contract operations business is our largest business segment based on gross margin, representing approximately 94% of our gross margin during 2016. We see opportunities to grow this business over the long term by putting idle units back to work and adding new horsepower in key growth areas, including providing compression services to producers of natural gas from shale and liquids-rich plays. In addition, because a large amount of compression equipment is owned by oil and gas producers, processors, gatherers, transporters and storage providers, we believe there will be additional opportunities for our aftermarket services business, which represented approximately 6% of our gross margin during 2016, to provide parts and services to support the operation of this equipment.

•
Leverage our relationship with the Partnership.   As of December 31, 2016, we held a 43% ownership interest in the Partnership’s limited partner units as well as all of the general partner interest and incentive distribution rights in the Partnership. We intend to utilize the Partnership as our primary vehicle for the long-term growth of our contract operations business. We expect to grow the Partnership through third-party acquisitions and organic growth opportunities.

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

Our equipment is maintained in accordance with established maintenance schedules. These maintenance procedures are updated as technology changes and as our operations group develops new techniques and procedures. In addition, because our field technicians provide maintenance on our contract operations equipment, they are familiar with the condition of our equipment and can readily identify potential problems. In our experience, these maintenance procedures maximize equipment life and unit availability, minimize avoidable downtime and lower the overall maintenance expenditures over the equipment life. Generally, each of our compressor units undergoes a major overhaul once every four to eight years, depending on the type, size and utilization of the unit.

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

We maintain field service locations from which we can service and overhaul our own compressor fleet to provide contract operations services to our customers. We also use many of these locations to provide aftermarket services to our customers, as described in more detail below. As of December 31, 2016, our contract operations segment provided contract operations services primarily using a fleet of 7,364 natural gas compression units with an aggregate capacity of approximately 3.8 million horsepower. During the year ended December 31, 2016, 80% of our total revenue and 94% of our total gross margin was generated from contract operations. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP in Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this Annual Report on Form 10-K.

Archrock Partners, L.P.

We have a significant equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of December 31, 2016, public unitholders held an approximately 55% ownership interest in the Partnership and we owned the remaining equity interest, including all of the general partner interest and incentive distribution rights. We consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our contract operations business, and we may grow the Partnership through third-party acquisitions and organic growth. As of December 31, 2016, the Partnership’s fleet included 6,209 compressor units comprising approximately 3.3 million horsepower, or 86% of our and the Partnership’s combined total U.S. horsepower.

On November 19, 2016, we sold to the Partnership contract operations customer service agreements with 63 customers and a fleet of 262 compressor units used to provide compression services under those agreements, comprising approximately 147,000 horsepower, or approximately 4% (of then available horsepower) of our and the Partnership’s combined U.S. contract operations business. Total consideration for the transaction was $85.0 million, excluding transaction costs and consisted of the Partnership’s issuance to us of approximately 5.5 million common units and approximately 111,000 general partner units. We refer to this acquisition as the “November 2016 Contract Operations Acquisition.”

On March 1, 2016, the Partnership completed an acquisition of contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The $18.8 million purchase price was funded with $13.8 million in borrowings under the Partnership’s revolving credit facility, a non-cash exchange of 24 Partnership compressor units for $3.2 million, and the issuance of 257,000 of the Partnership’s common units for $1.8 million. In connection with this acquisition, the Partnership issued and sold to Archrock General Partner, L.P. (“GP”), our wholly owned subsidiary and the Partnership’s general partner, 5,205 general partner units to maintain GP’s approximate 2% general partner interest in the Partnership. This acquisition by the Partnership is referred to as the “March 2016 Acquisition.”

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

Compressor Fleet

The size and horsepower of our natural gas compressor fleet on December 31, 2016 is summarized in the following table:

Range of Horsepower Per Unit	Number of Units	Aggregate Horsepower (in thousands)	% of Horsepower
0 – 200	2,921	333	9%
201 – 500	2,151	577	15%
501 – 800	468	295	8%
801 – 1,100	259	248	6%
1,101 – 1,500	1,173	1,598	42%
1,501 and over	392	768	20%
Total	7,364	3,819	100%

As of December 31, 2016, the Partnership’s fleet included 6,209 of these compressor units comprising approximately 3.3 million horsepower, or 86% of our and the Partnership’s combined total horsepower. As of December 31, 2016, the Partnership’s fleet included four compressor units, comprising approximately 1,000 horsepower, leased from our wholly-owned subsidiaries and excluded six compressor units, comprising approximately 6,000 horsepower, owned by the Partnership but leased to our wholly-owned subsidiaries.

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

Aftermarket Services Overview

Our aftermarket services segment sells parts and components and provides operation, maintenance, overhaul and reconfiguration services to customers who own compression and oilfield power generation equipment. We believe that we are particularly well qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression services and facilities. During the year ended December 31, 2016, 20% of our total revenue and 6% of our total gross margin was generated from aftermarket services.

Spin-off Transaction

On November 3, 2015 (the “Distribution Date”), we completed the Spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation. To effect the Spin-off, we distributed on the Distribution Date, on a pro rata basis, all of the shares of Exterran Corporation common stock to our stockholders as of October 27, 2015 (the “Record Date”). Archrock stockholders received one share of Exterran Corporation common stock for every two shares of our common stock held at the close of business on the Record Date. Upon the completion of the Spin-off, we were renamed “Archrock, Inc.” and, on November 4, 2015, the ticker symbol for our common stock on the New York Stock Exchange was changed to “AROC.” Following the completion of the Spin-off, we and Exterran Corporation are independent, publicly traded companies with separate public ownership, board of directors and management, and we continue to own and operate the U.S. contract operations and U.S, aftermarket services businesses that we previously owned. Additionally, we continue to hold our interests in the Partnership, which include the sole general partner interest and certain limited partner interests, as well as all of the incentive distribution rights in the Partnership. Effective on the Distribution Date, the Partnership was renamed “Archrock Partners, L.P.,” and, on November 4, 2015, the ticker symbol for its common units on the Nasdaq Global Select Market was changed to “APLP.”

In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation on the Distribution Date, including:

•
Separation and Distribution Agreement. Our separation and distribution agreement with Exterran Corporation contains the key provisions relating to the separation of our business from Exterran Corporation’s business. The separation and distribution agreement identifies the assets and rights that were transferred, liabilities that were assumed or retained and contracts and related matters that were assigned to us or Exterran Corporation in the Spin-off and describes how these transfers, assumptions and assignments occurred. In addition, the separation and distribution agreement contains certain noncompetition provisions addressing restrictions for three years after the Spin-off on Exterran Corporation’s ability to provide contract operations and aftermarket services in the United States and on our ability to provide contract operations and aftermarket services outside of the United States and to provide products for sale worldwide that compete with Exterran Corporation’s product sales business, subject to certain exceptions. Additionally, the separation and distribution agreement specifies our right to receive payments from a subsidiary of Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation’s subsidiaries from PDVSA Gas, S.A. (“PDVSA Gas”), a subsidiary of Petroleos de Venezuela, S.A., (“PDVSA”), in respect of the sale of Exterran Corporation’s subsidiaries’ and joint ventures’ previously nationalized assets.

•
Tax Matters Agreement. Our tax matters agreement with Exterran Corporation governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes.

•
Supply Agreement. Our supply agreement with Exterran Corporation sets forth the terms under which Exterran Corporation provides manufactured equipment, including the design, engineering, manufacturing and sale of natural gas compression equipment, on an exclusive basis to us and the Partnership. This supply agreement has an initial term of two years, subject to certain cancellation conditions, and is extendible for additional one-year terms by mutual agreement of the parties.

Results of operations for Exterran Corporation have been classified as discontinued operations in all periods presented in this Annual Report on Form 10-K. For additional information, see Note 3 (“Discontinued Operations”) to our Financial Statements within Part IV, Item 15 “Exhibits and Financial Statement Schedules” in this Annual Report on Form 10-K.

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

Trends and Outlook

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves in the U.S. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices or significant instability in energy markets. Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression, our customers’ decisions between using our services or our competitors’ services, our customers’ decisions regarding whether to own and operate the equipment themselves and the timing and consummation of any acquisition of additional contract operations customer service agreements and equipment from third parties. Although we believe our contract operations business is typically less impacted by commodity prices than certain other oil and natural gas service providers, changes in oil and natural gas exploration and production spending normally result in changes in demand for our services.

Natural gas consumption in the U.S. for the twelve months ended November 30, 2016 decreased by approximately 0.6% to approximately 27,223 billion cubic feet (“Bcf”) compared to approximately 27,395 Bcf for the twelve months ended November 30, 2015. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 0.4% in 2017 compared to 2016. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet (“Tcf”) in 2040, or 15% of the projected worldwide total of approximately 203 Tcf.

Natural gas marketed production in the U.S. for the twelve months ended November 30, 2016 decreased by approximately 1.2% to 28,380 Bcf compared to 28,725 Bcf for the twelve months ended November 30, 2015. The EIA forecasts that total U.S. natural gas marketed production will increase by 2% in 2017 compared to 2016. The EIA estimates that the U.S. natural gas production level will be approximately 35 Tcf in 2040, or 17% of the projected worldwide total of approximately 202 Tcf.

Historically, oil and natural gas prices and the level of drilling and exploration activity in the U.S. have been volatile. For example, the Henry Hub spot price for natural gas was $3.71 per million British thermal unit (“MMBtu”) at December 31, 2016, which was approximately 31% higher and 63% higher than prices at September 30, 2016 and December 31, 2015, respectively, and the U.S. natural gas liquid composite price was $5.45 per MMBtu for the month of November 2016, which was approximately 4% higher and 29% higher than prices for the months of September 2016 and December 2015, respectively. While prices at December 31, 2016 improved relative to the comparable periods above, lower natural gas and natural gas liquids prices during 2015 and 2016 as compared to 2014 prices caused many companies to reduce their natural gas drilling and production activities during 2015 and further reduce those activities during 2016 from their 2014 levels in select shale plays and in more mature and predominantly dry gas areas in the U.S., where we provide a significant amount of contract operations services. In addition, the West Texas Intermediate crude oil spot price was $53.75 per barrel at December 31, 2016, which was approximately 13% higher and 45% higher than prices at September 30, 2016 and December 31, 2015, respectively. While the price at December 31, 2016 improved relative to the comparable periods above, lower West Texas Intermediate crude oil prices during 2015 and 2016 as compared to 2014 prices resulted in a continued decrease in capital investment and in the number of new oil wells drilled by exploration and production companies in 2016 compared to 2015. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity.

As a result of the reduction in capital spending and drilling activity by U.S. producers in 2016, we experienced a decline in operating horsepower and an increase in pricing pressure during 2016 compared to 2015, though we achieved improved contract operations gross margin percentage and lower selling, general and administrative expense in 2016 compared to 2015, attributable in part to our cost management efforts. The reduction in capital spending by our customers in 2016, as well as their delaying maintenance activity on their equipment and in some cases using internal resources to perform work they have historically outsourced, also caused our aftermarket services business to decline in 2016 compared to 2015.

According to the Barclays 2017 Global E&P Spending Outlook, North America upstream spending is expected to increase by 27% in 2017. Due to the forecasted increase in customer spending in 2017, we anticipate horsepower returns will moderate during 2017 compared to 2016. We also anticipate investing more capital in new fleet units in 2017 than we did in 2016 to take advantage of expected improving market conditions during 2017. However, because compression service providers are a later cycle participant during improving markets, we anticipate any significant increase in the demand for our contract operations services will lag an increase in drilling activity. Also, given the operating horsepower declines and pricing pressure experienced in 2016, we expect to see a decline in our contract operations revenue in 2017 compared to 2016.

Oil and Natural Gas Industry Cyclicality and Volatility

Changes in oil and natural gas exploration and production spending normally results in changes in demand for our products and services; however, we believe our contract operations business is typically less impacted by commodity prices than certain other oil and natural gas service providers because:

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

During the year ended December 31, 2016 and December 31, 2015, respectively, Williams Partners (formerly known as Access) accounted for approximately 13% and 12% of our consolidated revenue, respectively. During the year ended December 31, 2014, Access accounted for approximately 3% of our consolidated revenue. Access merged with Williams Partners, a publicly traded limited partnership controlled by The Williams Companies, Inc. (“Williams Parent”), in February 2015 and, on an as-combined basis, Access and Williams Partners would have accounted for approximately 10% of our consolidated revenue during the year ended December 31, 2014. No other customer accounted for more than 10% of our consolidated revenue during the years ended December 31, 2016, 2015 and 2014.

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

Suppliers

Prior to the Spin-off, we fabricated compression and production and processing equipment to provide contract operations services and to sell to third parties from components and subassemblies, most of which we acquired from a wide range of vendors. On the Distribution Date, in connection with our contribution of our global fabrication business to Exterran Corporation in the Spin-off, we entered into a supply agreement with Exterran Corporation under which, during the term of the agreement, we are required to purchase our requirements of newly-fabricated compression equipment from Exterran Corporation and its affiliates, subject to certain exceptions. This supply agreement has an initial term of two years, subject to certain cancellation conditions, and is extendible for additional one-year terms by mutual agreement of the parties. Pursuant to the supply agreement, if we acquire a new business that is not party to a firm supply agreement, then we will use our commercially reasonable efforts to order such business’s newly fabricated compressor requirements from Exterran Corporation. If, however, the new business is already party to a firm supply agreement, then we may continue to order such equipment under that existing third-party supply agreement as long as orders for the succeeding twelve-month period do not exceed such business’s orders for the prior twelve-month period. As a result of our entry into the supply agreement, we will rely on Exterran Corporation, who in turn relies on a limited number of suppliers, for some of the components used in its products. We believe alternative sources of these components are generally available but at prices that may not be as economically advantageous to Exterran Corporation as those offered by our existing suppliers. We believe Exterran Corporation’s relations with its suppliers are satisfactory.

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

Environmental and Other Regulations

Government Regulation

Our operations are subject to stringent and complex U.S. federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment and to occupational safety and health. Compliance with these environmental laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory and remedial obligations, and the issuance of injunctions delaying or prohibiting operations. We believe that our operations are in substantial compliance with applicable environmental and safety and health laws and regulations and that continued compliance with currently applicable requirements would not have a material adverse effect on us. However, the trend in environmental regulation has been to place more restrictions on activities that may affect the environment, and thus, any changes in these laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal, emission or remediation requirements could have a material adverse effect on our results of operations and financial position.

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

New Source Performance Standards (“NSPS”)

On June 3, 2016, the U.S. Environmental Protection Agency (“EPA”) issued final regulations amending the NSPS for the oil and natural gas source category and applying to sources of emissions of methane and volatile organic compounds (“VOC”) from certain processes, activities and equipment that is constructed, modified or reconstructed after September 18, 2015. Specifically, the regulation contains both methane and VOC standards for several emission sources not currently covered by the NSPS, such as fugitive emissions from compressor stations and pneumatic pumps and methane standards for certain emission sources that are already regulated for VOC, such as equipment leaks at natural gas processing plants. The amendments also establish methane standards for a subset of equipment that the current NSPS regulates, including reciprocating compressors and pneumatic controllers, and extend the current VOC standards to the remaining unregulated equipment. At this time, we do not believe the rule will have a material adverse impact on our business, financial condition, results of operations or cash flows.

Venting and Flaring on Federal Lands

On November 18, 2016, the U.S. Department of the Interior’s Bureau of Land Management published final regulations to reduce venting and flaring on federal and tribal lands. The regulation requires leak detection inspections at compressor stations and imposes requirements to reduce emissions from pneumatic controllers, among other things. This regulation may require us to incur material costs to comply.

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

Texas Commission on Environmental Quality (“TCEQ”)

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

Source Aggregation

On June 3, 2016, the EPA issued final rules under the CAA regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, such as compressor stations, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require the installation of costly pollution control equipment.

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

Independent of Congress, the EPA has promulgated regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These reporting obligations were triggered for some sites we operated in 2016.

In addition, the EPA in June 2010 published a final rule providing for the tailored applicability of air permitting requirements for greenhouse gas emissions. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. On July 1, 2011, the second step of the phase-in began requiring permitting for otherwise minor sources of air emissions that have the potential to emit at least 100,000 tons per year of greenhouse gases. On June 29, 2012, the EPA issued final regulations for “Phase III” of its program, retaining the permitting thresholds established in Phases I and II. On June 23, 2014, the U.S. Supreme Court held that greenhouse gas emissions alone cannot trigger an obligation to obtain such an air permit even if the project will substantially increase the source’s greenhouse gas emissions. However, for those sources that trigger such air permitting requirements based on their traditional criteria pollutant emissions, the permit must include a limit for greenhouse gases. In addition, the Court concluded that the rule was flawed because the EPA failed to identify a de minimis threshold for greenhouse gases below which Best Available Control Technology would not be required. As of October 3, 2016, the EPA published a proposed rule that would set that de minimis threshold at 75,000 tons per year, effectively restoring the permitting levels that the agency was applying prior to the Supreme Court’s 2014 decision. The requirement for large sources of greenhouse gas emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward.

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

Water Discharges

The CWA and analogous state laws and their implementing regulations impose restrictions and strict controls with respect to the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In addition, the CWA regulates storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification. Several of our facilities have applied for and obtained industrial wastewater discharge permits as well as sought coverage under local wastewater ordinances. U.S. federal laws also require development and implementation of spill prevention, controls, and countermeasure plans, including appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak at such facilities.

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

Employees

As of December 31, 2016, we had approximately 1,700 employees. We believe that our relations with our employees are satisfactory.

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

The restatement of our financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 may lead to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor and counterparty confidence and negative impacts on our stock price.

We have restated our consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 (including the unaudited quarterly periods within 2015 and 2014) to correct for the accounting errors discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. A detailed description of the background of the matter is set forth in our amended Annual Report on Form 10-K/A for the year ended December 31, 2015, which we filed with the SEC on February 9, 2017. As a result of the restatement and the circumstances giving rise to the restatement, we have been incurring a number of additional costs and risks, including unanticipated costs in connection with or related to the restatement, such as accounting and legal fees as well as sharing a portion of costs incurred by Exterran Corporation with respect to such matters. We could be subject to regulatory, stockholder or other actions in connection with the restatement. Exterran Corporation has disclosed that is has been cooperating with the SEC in an investigation, including responding to a subpoena for documents related to both its restatement and compliance with the U.S. Foreign Corrupt Practices Act, which are also being provided to the U.S. Department of Justice at its request. We have been assisting Exterran Corporation in responding to this investigation, including providing information regarding periods prior to the Spin-off that is not otherwise in Exterran Corporation’s possession. Potential proceedings arising out of the SEC’s investigation could result in severe civil and criminal penalties or other sanctions. Any such proceedings will, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, insurance and other costs. In addition, the restatement and related matters could impair our reputation and could cause our counterparties to lose confidence in us. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price.

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

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem taxes under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. A large number of appraisal review boards denied our position, although some accepted it, and we filed petitions for review in the appropriate district courts with respect to the 2012 through 2016 tax years. See Part I, Item 3 (“Legal Proceedings”) and Note 21 (“Commitments and Contingencies”) to our Financial Statements included in this Annual Report on Form 10-K for additional information regarding legal proceedings to which we are a party, including ongoing litigation regarding our qualification as a Heavy Equipment Dealer, the qualification of our natural gas compressors as Heavy Equipment and the resulting appraisal of our natural gas compressors for ad valorem tax purposes, as well as the location where our natural gas compressors are taxable, under revised Texas statutes.

As a result of the new methodology, our ad valorem tax expense (which is reflected in our consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $16.7 million during the year ended December 31, 2016. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $60.7 million as of December 31, 2016, of which approximately $13.7 million has been agreed to by a number of appraisal review boards and county appraisal districts and $47.0 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with some of the appraisal districts to stay or abate certain of these pending district court cases. If we are unsuccessful in our litigation with the appraisal districts, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. In addition, while we do not expect the ultimate determination of the issue of where the natural gas compressors are taxable under the Heavy Equipment Statutes would have an impact on the amount of taxes due, we could be subject to substantial penalties if we are unsuccessful on this issue. Also, if we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded. If this litigation is resolved against us in whole or in part, or if in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment because of new or revised Texas statutes, we will incur additional taxes and could be subject to substantial penalties and interest, which would impact our future results of operations, financial condition and cash flows and also our ability to pay dividends in the future.

While we paid quarterly dividends of $0.095 per share of common stock with respect to each of the first two quarters of 2016, and a quarterly dividend of $0.12 per share of common stock with respect to the last two quarters of 2016, there can be no assurance that we will pay dividends in the future.

We paid quarterly cash dividends of $0.095 per share of common stock with respect to each of the first two quarters of 2016, and a quarterly dividend of $0.12 per share of common stock with respect to the second two quarters of 2016. We cannot provide assurance that we will, at any time in the future, again generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend or that our Board of Directors would determine to use any such surplus or our net profits to pay a dividend.

Future dividends may be affected by, among other factors:

•	the availability of surplus or net profits, which in turn depend on the performance of our business and operating subsidiaries, including the Partnership;

•	the amount of cash distributions we receive from the Partnership attributable to our ownership interest in the Partnership;

•	our debt service requirements and other liabilities;

•	our ability to refinance our debt in the future or borrow funds and access capital markets;

•	restrictions contained in our debt agreements;

•	our future capital requirements, including to fund our operating expenses and other working capital needs;

•	the rates we charge for our services;

•	the level of demand for our services;

•	the creditworthiness of our customers;

•	our level of operating expenses;

•
Exterran Corporation’s ability to recover in full, and our ability to receive contributions from Exterran Corporation corresponding to, the remaining proceeds to be paid to Exterran Corporation from PDVSA Gas, S.A., or PDVSA Gas;

•
Exterran Corporation’s ability to consummate a qualified capital raise, as that term is used in the separation and distribution agreement, and our ability to receive a $25 million cash payment from Exterran Corporation as a result of such a capital raise; and

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

To generate the funds necessary to meet our obligations, fund our business and pay dividends, we depend heavily on the cash distributions from the Partnership to us attributable to our ownership interest in the Partnership. Our ownership interest in the Partnership, including our limited partner interest, general partner interest and incentive distribution rights in the Partnership, is a significant cash-generating asset for us. As a result, our cash flow is heavily dependent upon the ability of the Partnership to make distributions to its partners. Applicable law and contractual restrictions (including restrictions in the Partnership’s debt instruments and partnership agreement) may negatively impact our ability to obtain such distributions from our subsidiaries, including the rights of the creditors of the Partnership that would often be superior to our interests in the Partnership. Given the operating horsepower declines and pricing pressure experienced in 2016, we expect to see a decline in the Partnership’s contract operations revenue in 2017 compared to 2016. A decline in the Partnership’s business or revenues or increases in its expenses, principal and interest payments under existing and future debt instruments, working capital requirements or other cash needs could impair the Partnership’s ability to make cash distributions to unit holders, including us, at the Partnership’s current distribution rate. A reduction in the amount of cash distributions we receive from the Partnership would reduce the amount of cash available to us for payment of dividends, which could limit our ability to pay cash dividends at our current rate or at all, and would also reduce the amount of cash available to us for the payment of our debt and for the funding of our business requirements, which could have a material adverse effect on our business, financial condition and results of operations.

Exterran Corporation is due to receive installment payments from the purchaser of its previously nationalized Venezuelan assets, the nonpayment of which would render Exterran Corporation unable to contribute amounts corresponding to those funds to us, which would negatively impact our liquidity and financial condition.

In March 2012 and August 2012, Exterran Corporation sold its previously nationalized Venezuelan joint venture assets and Venezuelan subsidiary assets, respectively, to PDVSA Gas, a subsidiary of Petroleos de Venezuela, S.A. (“PDVSA”), for aggregate consideration of approximately $550 million. Exterran Corporation or its subsidiary was due to receive the remaining principal amount as of December 31, 2016 of approximately $37.5 million. As these remaining proceeds are received, Exterran Corporation intends to contribute to us an amount equal to such proceeds pursuant to the terms of the separation and distribution agreement. In January 2017, Exterran Corporation received an additional installment payment, including an annual charge, of $19.7 million from PDVSA Gas relating to its subsidiaries’ previously nationalized assets and transferred cash to us equal to that amount.

PDVSA’s payments to many of its suppliers and partners are currently significantly in arrears, and PDVSA’s payments to Exterran Corporation have been in arrears from time to time in the past. The ongoing social, political, economic and legal climate has given rise to significant uncertainties about the country’s economic and political stability. Since the presidential election in the first half of 2013, the Venezuelan government has increasingly used foreign-exchange, price and capital controls to attempt to address the country’s economic challenges. If current political unrest were to develop into a prolonged period of governmental or economic instability, or if PDVSA becomes increasingly unable to pay its suppliers and partners due to the detrimental effect of recent commodity price declines on Venezuela’s economy or for other reasons, Exterran Corporation’s ability to recover in full, and our ability to receive additional contributions corresponding to, the remaining proceeds to be paid from PDVSA Gas to Exterran Corporation could be adversely impacted. As of February 2017, PDVSA was in arrears on its payment obligations due to Exterran Corporation. Exterran Corporation has agreed to waive a payment obligation that was due on August 10, 2016 until March 31, 2017, although it is uncertain whether PDVSA will make the past due payment by that date. If Exterran Corporation or its subsidiary does not receive that payment or any other remaining proceeds and we do not receive additional contributions from Exterran Corporation corresponding to the amount of such proceeds, our liquidity and financial condition would be negatively impacted.

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

At December 31, 2016, we had approximately $1.4 billion in outstanding debt obligations net of unamortized debt discounts and unamortized deferred financing costs. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in the Disclosure Regarding Forward-Looking Statements section included in Part I of this Annual Report on Form 10-K.

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

Our credit facility contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity and making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are also subject to financial covenants, including a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0 and a ratio of consolidated Total Debt (as defined in the credit agreement) to EBITDA of not greater than 4.25 to 1.0 (subject to a temporary increase to 4.75 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes). As of December 31, 2016, we maintained a 27.2 to 1.0 EBITDA to Total Interest Expense ratio and a 1.4 to 1.0 consolidated Total Debt to EBITDA ratio. If we were to anticipate non-compliance with these financial ratios, we may take actions to maintain compliance with them, possibly including reductions in our general and administrative expenses, capital expenditures or the payment of cash dividends at our current dividend rate. Any of these measures could have an adverse effect on our business, operations, cash flows or the price of our common stock. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations, that, taken as a whole, impacts our ability to, perform our obligations under our debt agreements, this could lead to a default under our debt agreements. As of December 31, 2016, we were in compliance with all financial covenants under our debt agreements.

The Partnership’s senior secured credit agreement (“Partnership Credit Agreement”) contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Partnership Credit Agreement also contains various covenants, which have been amended effective March 31, 2016, requiring mandatory prepayments from the net cash proceeds of certain asset transfers. In addition, if as of any date the Partnership has cash and cash equivalents (other than proceeds from a debt or equity issuance in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Partnership Credit Agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the revolving credit facility.

The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.95 to 1.0 though the fourth quarter of 2017, 5.75 to 1.0 in the first quarter of 2018, and 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) thereafter and a ratio of Senior Secured Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 3.50 to 1.0 through the fourth quarter of 2017, 3.75 to 1.0 in the first quarter of 2018 and 4.0 to 1.0 thereafter. As of December 31, 2016, the Partnership maintained a 3.9 to 1.0 EBITDA to Total Interest Expense ratio, a 4.7 to 1.0 Total Debt to EBITDA ratio and a 2.3 to 1.0 Senior Secured Debt to EBITDA ratio. If the Partnership were to anticipate non-compliance with these financial ratios, the Partnership may take actions to maintain compliance with them, including a reduction in general and administrative expenses, its capital expenditures or the payment of cash distributions at its current distribution rate to its unit holders, including us. A reduction in the amount of cash distributions we receive from the Partnership would reduce the amount of cash available for payment of our debt, payment of dividends and the funding of our business requirements, and as a result could have a material adverse effect on our business, financial condition and results of operations. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreements, which would accelerate the Partnership’s obligation to repay its indebtedness under those agreements. In addition, a material adverse effect with respect to the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts the Partnership’s ability to perform its obligations under the Partnership Credit Agreement, could lead to a default under that agreement. As of December 31, 2016, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

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

Historically, we have financed acquisitions, operating expenditures and capital expenditures with a combination of cash provided by operating and financing activities. However, to the extent we are unable to finance our operating expenditures, capital expenditures, scheduled interest and debt repayments and any future dividends with net cash provided by operating activities and borrowings under our credit facility, we may require additional capital. Recent instability in the capital markets (both generally and in the oil and gas industry in particular) could limit our ability to access the capital markets to raise debt or equity capital on affordable terms or to obtain additional financing. Recent instability in the oil and gas industry, among other things, may cause some lenders to increase interest rates, enact tighter lending standards, refuse to refinance existing debt at maturity at favorable terms or at all and may reduce or cease to provide funding to borrowers. If we are unable to access the capital and credit markets on favorable terms, or if we are not successful in raising capital within the time period required or at all, we may not be able to grow or maintain our business, which could have a material adverse effect on our business, results of operations and financial condition.

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

As described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on January 4, 2017, we concluded that the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 should no longer be relied upon. In connection with the restatement of our prior financial statements, we identified certain matters involving our internal control over financial reporting that existed prior to the completion of the Spin-off that we determined to be material weaknesses. Although management has determined that the risks and internal controls related to our former international operations were no longer relevant as of December 31, 2015, we cannot assure you that other material weaknesses in our internal control over financial reporting will not be discovered or occur in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), similar worldwide anti-bribery laws and trade control laws.

The FCPA and similar laws and regulations of other countries prohibit improper payments to foreign officials for the purpose of obtaining or retaining business or gaining any business advantage. Prior to the Spin-off of our international operations in November 2015, we operated in many parts of the world that experience high levels of corruption, and our business would bring us in frequent contact with foreign officials. Our compliance policies and programs mandate compliance with all applicable anti-corruption laws but may not be completely effective in ensuring our compliance. Our training and compliance program and our internal control policies and procedures may not always protect us from violations committed by our employees or agents. Actual or alleged violations of these laws could disrupt our business and cause us to incur significant legal expenses, and could result in a material adverse effect on our reputation, business, results of operations, financial condition and stock price. Exterran Corporation has disclosed that is has been cooperating with the SEC in an investigation, including responding to a subpoena for documents related to both its restatement and compliance with the FCPA, which are also being provided to the U.S. Department of Justice (“DOJ”) at its request. We have been assisting Exterran Corporation in responding to this investigation, including providing information regarding periods prior to the Spin-off that is not otherwise in Exterran Corporation’s possession. A violation of the FCPA or other anti-bribery law violations due to our own acts or omissions or due to the acts or omissions of others could result in severe civil and criminal penalties or other sanctions, which could materially harm our reputation, business, results of operations financial condition and stock price.

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

During the year ended December 31, 2016 and December 31, 2015, Williams Partners (formerly known as Access) accounted for approximately 13% and 12% of our consolidated revenue, respectively. During the year ended December 31, 2014, Access accounted for approximately 3% of our consolidated revenue. Access merged with Williams Partners, a publicly traded limited partnership controlled by The Williams Companies, Inc., in February 2015 and, on an as-combined basis, Access and Williams Partners would have accounted for approximately 10% of our consolidated revenue during the year ended December 31, 2014. No other customer accounted for more than 10% of our consolidated revenue during the years ended December 31, 2016, 2015 and 2014.

There is no guarantee that, upon the expiration of the Partnership’s existing services agreements with Williams Partners, Williams Partners will choose to renew these existing services agreements or enter into similar agreements with the Partnership. The loss of business with Williams Partners, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Williams Partners to meet its payment obligations under contractual arrangements, could have a material adverse effect on the Partnership’s business, results of operations, financial condition and ability to make cash distributions to its equity holders, including us, and on our business, results of operations, financial condition and ability to pay cash dividends.

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

From time to time, members of Congress propose and consider such substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which the Partnership relies for its treatment as a partnership for U.S. federal income tax purposes. Despite the fact that the Partnership is organized as a limited partnership under Delaware law, it would be treated as a corporation for U.S. federal income tax purposes unless at least 90% of its gross income is ‘‘qualifying income’’ under Section 7704(d)(1)(E) of the Internal Revenue Code of 1986, as amended (the ‘‘Qualifying Income Exception’’).

The Partnership has requested and obtained favorable private letter rulings from the IRS with respect to the characterization of certain of its income as qualifying income. In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect the Partnership’s ability to be treated as a partnership for U.S. federal income tax purposes. However, any modification to the U.S. federal income tax laws could make it more difficult or impossible for the Partnership to meet the exception for certain publicly traded partnerships to be treated as a partnership for U.S. federal income tax purposes and could be applied retroactively. Any such changes could cause the Partnership to be treated as a corporation for U.S. federal income tax purposes or otherwise subject it to taxation as an entity if its gross income is not properly classified as qualifying income.

If the Partnership were treated as a corporation for U.S. federal income tax purposes, its cash available for distribution, including to us as holders of Partnership units, would be substantially reduced. Further, distributions to unitholders, including us, would generally be taxed as corporate distributions, and no income, gains, losses or deductions would flow through to unitholders.

Therefore, treatment of the Partnership as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, which would cause a substantial reduction in the value of our investment in the Partnership and in the amount of distributions that we receive from the Partnership, which would reduce the amount of cash available for payment of our debt, payment of dividends and the funding of our business requirements, and as a result would have a material adverse effect on our business, financial condition, results of operations and ability to pay cash dividends.

From time to time, we are subject to various claims, litigation and other proceedings that could ultimately be resolved against us, requiring material future cash payments or charges, which could impair our financial condition or results of operations.

The size, nature and complexity of our business make us susceptible to various claims, both in litigation and binding arbitration proceedings. We are currently, and may in the future become, subject to various claims, which, if not resolved within amounts we have accrued, could have a material adverse effect on our financial position, results of operations or cash flows, including our ability to make cash distributions to our unitholders. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Part I, Item 3 (“Legal Proceedings”) and also Note 21 (“Commitments and Contingencies”) to our Financial Statements included in this Annual Report on Form 10-K for additional information regarding certain legal proceedings to which we are a party.

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

As of December 31, 2016, after taking into consideration interest rate swaps, we had $258.5 million of outstanding indebtedness that was effectively subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2016 would result in an annual increase in our interest expense of approximately $2.6 million. In addition, a substantial portion of the Partnership’s cash flow must be used to service its debt obligations. Any increase in the Partnership’s interest expense could reduce the amount of cash the Partnership has available for distribution to its equity holders, including us, and as a result negatively impact our results of operations and cash flows and also our ability to pay dividends in the future.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. We do not perform hydraulic fracturing, but many of our customers do. Hydraulic fracturing is typically regulated by state agencies, but recently, there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate U.S. federal, state and local legislation that would increase the regulatory burden imposed on hydraulic fracturing.

For example, at the U.S. federal level, the U.S. Environmental Protection Agency (“EPA”) issued an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing operations under Section 8 of the Toxic Substances Control Act and proposed regulations under the CWA governing wastewater discharges from hydraulic fracturing and certain other natural gas operations. On March 26, 2015, the U.S. Department of the Interior’s Bureau of Land Management released a final rule that updates existing regulation of hydraulic fracturing activities on U.S. federal lands, including requirements for chemical disclosure, wellbore integrity and handling of flowback water. The final rule was expected to be effective on June 24, 2015, but, on September 30, 2015, a federal district court issued a preliminary injunction preventing implementation of the rule and, on June 21, 2016, that court voided the rule for exceeding the agency’s statutory authority. In addition, several governmental reviews are underway that focus on environmental aspects of hydraulic fracturing activities. In December 2016, the EPA released its final report on the potential impact of hydraulic fracturing on drinking water resources, which concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water sources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water sources. The results of this study or similar governmental reviews could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act of 1974 or otherwise.

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

On June 3, 2016, the EPA issued final regulations amending the New Source Performance Standards (“NSPS”) for the oil and natural gas source category and applying to sources of emissions of methane and volatile organic compounds (“VOC”) from certain processes, activities and equipment that is constructed, modified or reconstructed after September 18, 2015. Specifically, the regulation contains both methane and VOC standards for several emission sources not currently covered by the NSPS, such as fugitive emissions from compressor stations and pneumatic pumps and methane standards for certain emission sources that are already regulated for VOC, such as equipment leaks at natural gas processing plants. The amendments also establish methane standards for a subset of equipment that the current NSPS regulates, including reciprocating compressors and pneumatic controllers, and extend the current VOC standards to the remaining unregulated equipment. At this point, we cannot predict whether any such proposed regulations would require us to incur material costs.

On November 18, 2016, the U.S. Department of the Interior’s Bureau of Land Management published final regulations to reduce venting and flaring on federal and tribal lands. The regulation requires leak detection inspections at compressor stations and imposes requirements to reduce emissions from pneumatic controllers, among other things. This rule may require us to incur material costs to comply.

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

Finally, on June 3, 2016, the EPA issued final rules under the CAA regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, such as compressor stations, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require the installation of costly pollution control equipment.

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

We are subject to a variety of U.S. federal, state and local laws and regulations, including relating to the environment, health and safety, export controls, labor and employment and taxation. Many of these laws and regulations are complex, change frequently, are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties, imposition of remedial requirements and issuance of injunctions as to future compliance. From time to time, as part of our operations, including newly acquired operations, we may be subject to compliance audits by regulatory authorities in the various states in which we operate.

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

Independent of Congress, the EPA has promulgated regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These reporting obligations were triggered for some sites we operated in 2016.

In addition, the EPA in June 2010 published a final rule providing for the tailored applicability of air permitting requirements for greenhouse gas emissions. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. On July 1, 2011, the second step of the phase-in began requiring permitting for otherwise minor sources of air emissions that have the potential to emit at least 100,000 tons per year of greenhouse gases. On June 29, 2012, the EPA issued final regulations for “Phase III” of its program, retaining the permitting thresholds established in Phases I and II. On June 23, 2014, the U.S. Supreme Court held that greenhouse gas emissions alone cannot trigger an obligation to obtain such an air permit even if the project will substantially increase the source’s greenhouse gas emissions. However, for those sources that trigger such air permitting requirements based on their traditional criteria pollutant emissions, the permit must include a limit for greenhouse gases. In addition, the Court concluded that the rule was flawed because the EPA failed to identify a de minimis threshold for greenhouse gases below which Best Available Control Technology would not be required. As of October 3, 2016, the EPA published a proposed rule that would set that de minimis threshold at 75,000 tons per year, effectively restoring the permitting levels that the agency was applying prior to the Supreme Court’s 2014 decision. The requirement for large sources of greenhouse gas emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward.

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
Item 1B.  Unresolved Staff Comments

None.
Item 2.  Properties

The following table describes the material facilities we owned or leased as of December 31, 2016:

Location	Status	Square Feet	Uses
Houston, Texas	Leased	140,848	Corporate office
Denver, Colorado	Leased	3,950	Contract operations and aftermarket services
Belle Chase, Louisiana	Owned	35,000	Contract operations and aftermarket services
Broussard, Louisiana	Owned	74,402	Contract operations and aftermarket services
Houma, Louisiana	Owned	60,000	Contract operations and aftermarket services
Gaylord, Michigan	Leased	12,750	Contract operations and aftermarket services
Farmington, New Mexico	Owned	42,097	Contract operations and aftermarket services
Oklahoma City, Oklahoma	Leased	41,250	Contract operations and aftermarket services
Yukon, Oklahoma	Owned	72,000	Contract operations and aftermarket services
Indiana, Pennsylvania	Leased	9,975	Contract operations and aftermarket services
Fort Worth, Texas	Leased	45,000	Contract operations and aftermarket services
Kilgore, Texas	Owned	32,995	Contract operations and aftermarket services
Midland, Texas	Owned	53,300	Contract operations and aftermarket services
Pampa, Texas	Leased	24,000	Contract operations and aftermarket services
Victoria, Texas	Owned	59,852	Contract operations and aftermarket services
Casper, Wyoming	Owned	28,390	Contract operations and aftermarket services
Rock Springs, Wyoming	Leased	9,450	Contract operations and aftermarket services

Our executive offices are located at 16666 Northchase Drive, Houston, Texas 77060, and our telephone number is (281) 836-8000.

Item 3.  Legal Proceedings

Please see Note 21 (“Commitments and Contingencies”) to our Financial Statements for a discussion of litigation related to the Heavy Equipment Statutes, which is incorporated by reference into this Item 3.

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

In addition, please see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of certain accounting matters that resulted in the restatement of historical financial statements by Exterran Corporation and Archrock. Exterran Corporation has disclosed that it has been cooperating with the SEC in an investigation, including responding to a subpoena for documents related to both its restatement and compliance with the U.S. Foreign Corrupt Practices Act, which are also being provided to the U.S. Department of Justice at its request. We have been assisting Exterran Corporation in responding to this investigation, including providing information regarding periods prior to the Spin-off that is not otherwise in Exterran Corporation’s possession.
Item 4.  Mine Safety Disclosures

Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “AROC.” The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

	Price Range
	High	Low
Year Ended December 31, 2015
First Quarter	$34.23	$26.24
Second Quarter	$37.71	$30.14
Third Quarter	$32.94	$16.68
Fourth Quarter(1)	$24.05	$7.12
Year Ended December 31, 2016
First Quarter	$8.18	$3.41
Second Quarter	$10.13	$5.60
Third Quarter	$13.18	$8.28
Fourth Quarter	$14.90	$10.80

(1)	Stock prices reflect the consummation of the Spin-off in the fourth quarter of 2015.

On February 16, 2017, the closing price of our common stock was $15.85 per share. As of February 14, 2017, there were approximately 1,253 holders of record of our common stock.

During 2016, 2015 and 2014, our board of directors declared and paid quarterly cash dividends to our stockholders. The following table sets forth dividends declared and paid during 2016, 2015, and 2014 per common share:

Declaration Date	Payment Date	Dividends per Common Share	Total Dividends
February 25, 2014	March 28, 2014	$0.1500	$10.0	million
April 29, 2014	May 16, 2014	0.1500	10.0	million
July 31, 2014	August 18, 2014	0.1500	10.0	million
October 30, 2014	November 17, 2014	0.1500	10.3	million
January 30, 2015	February 17, 2015	0.1500	10.3	million
April 28, 2015	May 18, 2015	0.1500	10.4	million
July 30, 2015	August 17, 2015	0.1500	10.5	million
October 18, 2015	October 30, 2015	0.1500	10.4	million
January 26, 2016	February 16, 2016	0.1875	13.1	million
May 2, 2016	May 18, 2016	0.0950	6.7	million
July 27, 2016	August 16, 2016	0.0950	6.7	million
October 31, 2016	November 17, 2016	0.1200	8.4	million

On January 19, 2017, our board of directors declared a quarterly dividend of $0.12 per share of common stock which was paid on February 15, 2017 to stockholders of record at the close of business on February 8, 2017. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) of this Annual Report on Form 10-K.

The performance graph below shows the cumulative total stockholder return on our common stock, compared with the S&P 500 Composite Stock Price Index (the “S&P 500 Index”) and the Oilfield Service Index (the “OSX”) over the five-year period beginning on December 31, 2011. The results are based on an investment of $100 in each of our common stock, the S&P 500 Index and the OSX. The graph assumes the reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchase of Equity Securities

The following table summarizes our repurchases of equity securities during the three months ended December 31, 2016:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
October 1, 2016- October 31, 2016	—	$—	N/A	N/A
November 1, 2016 - November 30, 2016	39,969	11.21	N/A	N/A
December 1, 2016 - December 31, 2016	8,095	13.20	N/A	N/A
Total	48,064	$11.55	N/A	N/A

(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

Item 6.  Selected Financial Data

The table below shows certain selected financial data for Archrock for each of the five years in the period ended December 31, 2016, which has been derived from our audited Financial Statements. As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, the results from continuing operations for all periods presented exclude the results of the Spin-off of Exterran Corporation and the contract water treatment business. Those results are reflected in discontinued operations for all periods presented. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in this Annual Report on Form 10-K (in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Revenues	$807,069	$998,108	$959,153	$862,772	$836,824
Gross margin(1)	427,150	503,062	454,760	391,794	355,804
Selling, general and administrative	114,470	131,919	132,651	118,851	127,900
Depreciation and amortization	208,986	229,127	212,268	187,476	181,678
Long-lived asset impairment(2)	87,435	124,979	42,828	16,696	131,417
Restatement charges(3)	13,470	—	—	—	—
Restructuring and other charges(4)	16,901	4,745	5,394	—	2,579
Goodwill impairment(5)	—	3,738	—	—	—
Interest expense	83,899	107,617	112,273	112,194	129,058
Debt extinguishment costs	—	9,201	—	—	—
Other income, net	(8,590)	(2,079)	(5,475)	(22,535)	(5,132)
Provision for (benefit from) income taxes	(24,604)	53,189	(28,066)	(17,840)	(77,034)
Loss from continuing operations	(64,817)	(159,374)	(17,113)	(3,048)	(134,662)
Net income (loss) from discontinued operations, net of tax(6)	(426)	33,677	105,774	129,654	96,966
Net income (loss) attributable to noncontrolling interest	(10,688)	6,852	27,716	32,578	2,317
Net income (loss) attributable to Archrock stockholders	(54,555)	(132,549)	60,945	94,028	(40,013)
Loss from continuing operations attributable to Archrock stockholders per common share:
Basic	$(0.79)	$(2.44)	$(0.68)	$(0.55)	$(2.16)
Diluted	$(0.79)	$(2.44)	$(0.68)	$(0.55)	$(2.16)
Weighted average common shares outstanding used in loss per common share:
Basic	68,993	68,433	66,234	64,454	63,436
Diluted	68,993	68,433	66,234	64,454	63,436
Other Financial Data:
Capital expenditures:
Contract Operations Equipment:
Growth(7)	$78,646	$154,500	$291,781	$194,727	$153,890
Maintenance(8)	33,647	75,044	71,767	73,606	77,678
Other	5,279	26,598	20,293	23,197	32,373
Dividends declared and paid per common share	$0.4975	$0.6000	$0.6000	$—	$—
Balance Sheet Data:
Cash and cash equivalents	$3,134	$1,563	$378	$471	$434
Working capital(9)	109,157	150,199	508,531	434,577	373,997
Property, plant and equipment, net	2,079,099	2,267,788	2,372,081	1,855,076	1,807,691
Total assets(10)	2,414,779	2,695,180	4,875,835	4,204,409	4,256,820
Long-term debt(10)	1,441,724	1,576,882	2,008,311	1,486,605	1,555,492
Total Archrock stockholder’s equity	718,966	733,910	1,710,021	1,609,571	1,452,195

(1)	Gross margin, a non-GAAP financial measure, is defined, reconciled to net income (loss) and discussed further below under “Non-GAAP Financial Measures.”

(2)	For a discussion of long-lived asset impairment, see Note 13 (“Long-Lived Asset Impairment”) to our Financial Statements.

(3)	For a discussion of restatement charges see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)	For a discussion of restructuring charges, see Note 14 (“Restructuring and Other Charges”) to our Financial Statements.

(5)	For a discussion of goodwill impairment, see Note 7 (“Goodwill”) to our Financial Statements.

(6)	For a discussion of discontinued operations, see Note 3 (“Discontinued Operations”) to our Financial Statements.

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

(10)
During the first quarter of 2016, we adopted Financial Accounting Standards Board Accounting Standards Update No. 2015-06. As a result of this update we reclassified $11.6 million, $17.5 million, $14.0 million and $9.4 million from Intangible and other assets, net to Long-term debt as of December 31, 2015, 2014, 2013, and 2012, respectively. See Note 2 (“Recent Accounting Developments”) for further discussion.

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

The following table reconciles our net income (loss) to gross margin (in thousands):

	Years Ended December 31,
	2016	2015	2014	2013	2012
Net income (loss)	$(65,243)	$(125,697)	$88,661	$126,606	$(37,696)
Selling, general and administrative	114,470	131,919	132,651	118,851	127,900
Depreciation and amortization	208,986	229,127	212,268	187,476	181,678
Long-lived asset impairment	87,435	124,979	42,828	16,696	131,417
Restatement charges	13,470	—	—	—	—
Restructuring and other charges	16,901	4,745	5,394	—	2,579
Goodwill impairment	—	3,738	—	—	—
Interest expense	83,899	107,617	112,273	112,194	129,058
Debt extinguishment costs	—	9,201	—	—	—
Other income, net	(8,590)	(2,079)	(5,475)	(22,535)	(5,132)
Provision for (benefit from) income taxes	(24,604)	53,189	(28,066)	(17,840)	(77,034)
(Income) loss from discontinued operations, net of tax	426	(33,677)	(105,774)	(129,654)	(96,966)
Gross margin	$427,150	$503,062	$454,760	$391,794	$355,804

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

Our revenues and income are derived from two primary business segments:

•
Contract Operations. As of December 31, 2016, our contract operations business was largely comprised of our significant equity investment in Archrock Partners, L.P. and its subsidiaries, in addition to our owned fleet of natural gas compression equipment that we use to provide operations services to our customers.

•
Aftermarket Services. Our aftermarket services business provides a full range of services to support the compression needs of customers. We sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

Archrock Partners, L.P.

We have a significant equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of December 31, 2016, public unitholders held a 55% ownership interest in the Partnership and we owned the remaining equity interest, including all of the general partner interest and incentive distribution rights. We consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our contract operations business and we may grow the Partnership through third-party acquisitions and organic growth. As of December 31, 2016, the Partnership’s fleet included 6,209 compressor units comprising approximately 3.3 million horsepower, or 86% of our and the Partnership’s combined total U.S. horsepower.
Acquisitions and Drop-Downs

On November 19, 2016, we sold to the Partnership contract operations customer service agreements with 63 customers and a fleet of 262 compressor units used to provide compression services under those agreements, comprising approximately 147,000 horsepower, or approximately 4% (of then available horsepower) of our and the Partnership’s combined U.S. contract operations business. Total consideration for the transaction was $85.0 million, excluding transaction costs and consisted of the Partnership’s issuance to us of approximately 5.5 million common units and approximately 111,000 general partner units. This acquisition of assets by the Partnership from us is referred to as the “November 2016 Contract Operations Acquisition.”

On March 1, 2016, the Partnership completed an acquisition of contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The $18.8 million purchase price was funded with $13.8 million in borrowings under the Partnership’s revolving credit facility, a non-cash exchange of 24 Partnership compressor units for $3.2 million, and the issuance of 257,000 of the Partnership’s common units for $1.8 million. In connection with this acquisition, the Partnership issued and sold to GP, our wholly owned subsidiary and the Partnership’s general partner, 5,205 general partner units to maintain GP’s approximate 2% general partner interest in the Partnership. This acquisition by the Partnership is referred to as the “March 2016 Acquisition.”

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

In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation on the Distribution Date, including:

•
Separation and Distribution Agreement. Our separation and distribution agreement with Exterran Corporation contains the key provisions relating to the separation of our business from Exterran Corporation’s business. The separation and distribution agreement identifies the assets and rights that were transferred, liabilities that were assumed or retained and contracts and related matters that were assigned to us or Exterran Corporation in the Spin-off and describes how these transfers, assumptions and assignments occurred. In addition, the separation and distribution agreement contains certain noncompetition provisions addressing restrictions for three years after the Spin-off on Exterran Corporation’s ability to provide contract operations and aftermarket services in the United States and on our ability to provide contract operations and aftermarket services outside of the United States and to provide products for sale worldwide that compete with Exterran Corporation’s product sales business, subject to certain exceptions. Additionally, the separation and distribution agreement specifies our right to receive payments from a subsidiary of Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation’s subsidiaries from PDVSA Gas, a subsidiary of PDVSA, in respect of the sale of Exterran Corporation’s subsidiaries’ and joint ventures’ previously nationalized assets.

•
Tax Matters Agreement. Our tax matters agreement with Exterran Corporation governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes.

•
Supply Agreement. Our supply agreement with Exterran Corporation sets forth the terms under which Exterran Corporation provides manufactured equipment, including the design, engineering, manufacturing and sale of natural gas compression equipment, on an exclusive basis to us and the Partnership. This supply agreement has an initial term of two years, subject to certain cancellation conditions, and is extendible for additional one-year terms by mutual agreement of the parties.

Results of operations for Exterran Corporation have been classified as discontinued operations in all periods presented in this Annual Report on Form 10-K. For additional information, see Note 3 (“Discontinued Operations”) to our Financial Statements within Part IV, Item 15 “Exhibits and Financial Statement Schedules” in this Annual Report on Form 10-K.

Restatement of Historical Financial Statements

As previously disclosed, on January 4, 2017, the Audit Committee of the Board of Directors of Archrock, upon the recommendation of Archrock’s management, determined that Archrock’s consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013, including related reports of its independent registered public accounting firm, and the unaudited financial statements for each quarter of 2015 and 2014, should no longer be relied upon.
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

Archrock’s consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 and related financial information were restated in Archrock’s Form 10-K/A, filed on February 9, 2017, to reflect adjustments for the accounting errors identified by Exterran Corporation’s management.

In connection with the preparation and filing of the above-described restated financial statements, the Company’s management, including our principal executive officer and current principal financial officer, determined that there were material weaknesses in our internal control over financial reporting in the periods before the completion of the Spin-off on November 3, 2015. We view internal controls over financial reporting as an integral part of our disclosure controls and procedures. Based upon the material weaknesses in our internal control over financial reporting, Company management, including our principal executive officer and current principal financial officer, has determined that our disclosure controls and procedures in the periods before the completion of the Spin-off on November 3, 2015 were not effective. As a result of the Spin-off, management determined that certain risks and internal controls related to our former international operations, including Belleli EPC, were no longer relevant or necessary. The risks and certain internal controls associated with the material weaknesses noted above were among the risks and internal controls that were determined to be no longer relevant and therefore no remediation was necessary subsequent to the Spin-off on November 3, 2015.
Trends and Outlook

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves in the U.S. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices or significant instability in energy markets. Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression, our customers’ decisions between using our services or our competitors’ services, our customers’ decisions regarding whether to own and operate the equipment themselves and the timing and consummation of any acquisition of additional contract operations customer service agreements and equipment from third parties. Although we believe our contract operations business is typically less impacted by commodity prices than certain other oil and natural gas service providers, changes in oil and natural gas exploration and production spending normally result in changes in demand for our services.

Natural gas consumption in the U.S. for the twelve months ended November 30, 2016 decreased by approximately 0.6% to approximately 27,223 billion cubic feet (“Bcf”) compared to approximately 27,395 Bcf for the twelve months ended November 30, 2015. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 0.4% in 2017 compared to 2016. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet (“Tcf”) in 2040, or 15% of the projected worldwide total of approximately 203 Tcf.

Natural gas marketed production in the U.S. for the twelve months ended November 30, 2016 decreased by approximately 1.2% to 28,380 Bcf compared to 28,725 Bcf for the twelve months ended November 30, 2015. The EIA forecasts that total U.S. natural gas marketed production will increase by 2% in 2017 compared to 2016. The EIA estimates that the U.S. natural gas production level will be approximately 35 Tcf in 2040, or 17% of the projected worldwide total of approximately 202 Tcf.

Historically, oil and natural gas prices and the level of drilling and exploration activity in the U.S. have been volatile. For example, the Henry Hub spot price for natural gas was $3.71 per million British thermal unit (“MMBtu”) at December 31, 2016, which was approximately 31% higher and 63% higher than prices at September 30, 2016 and December 31, 2015, respectively, and the U.S. natural gas liquid composite price was $5.45 per MMBtu for the month of November 2016, which was approximately 4% higher and 29% higher than prices for the months of September 2016 and December 2015, respectively. While prices at December 31, 2016 improved relative to the comparable periods above, lower natural gas and natural gas liquids prices during 2015 and 2016 as compared to 2014 prices caused many companies to reduce their natural gas drilling and production activities during 2015 and further reduce those activities during 2016 from their 2014 levels in select shale plays and in more mature and predominantly dry gas areas in the U.S., where we provide a significant amount of contract operations services. In addition, the West Texas Intermediate crude oil spot price was $53.75 per barrel at December 31, 2016, which was approximately 13% higher and 45% higher than prices at September 30, 2016 and December 31, 2015, respectively. While the price at December 31, 2016 improved relative to the comparable periods above, lower West Texas Intermediate crude oil prices during 2015 and 2016 as compared to 2014 prices resulted in a continued decrease in capital investment and in the number of new oil wells drilled by exploration and production companies in 2016 compared to 2015. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity.

As a result of the reduction in capital spending and drilling activity by U.S. producers in 2016, we experienced a decline in operating horsepower and an increase in pricing pressure during 2016 compared to 2015, though we achieved improved contract operations gross margin percentage and lower selling, general and administrative expense in 2016 compared to 2015, attributable in part to our cost management efforts. The reduction in capital spending by our customers in 2016, as well as their delaying maintenance activity on their equipment and in some cases using internal resources to perform work they have historically outsourced, also caused our aftermarket services business to decline in 2016 compared to 2015.

According to the Barclays 2017 Global E&P Spending Outlook, North America upstream spending is expected to increase by 27% in 2017. Due to the forecasted increase in customer spending in 2017, we anticipate horsepower returns will moderate during 2017 compared to 2016. We also anticipate investing more capital in new fleet units in 2017 than we did in 2016 to take advantage of expected improving market conditions during 2017. However, because compression service providers are a later cycle participant during improving markets, we anticipate any significant increase in the demand for our contract operations services will lag an increase in drilling activity. Also, given the operating horsepower declines and pricing pressure experienced in 2016, we expect to see a decline in our contract operations revenue in 2017 compared to 2016.

Certain Key Challenges and Uncertainties

In addition to general market conditions in the oil and natural gas industry and competition in the natural gas compression industry we believe the following represent some of the key challenges and uncertainties we will face in the near future.

U.S. Market Conditions. As a result of the reduction in capital spending and drilling activity by U.S. producers in 2016, we experienced a decline in operating horsepower and an increase in pricing pressure from our customers during 2016 compared to 2015, though we achieved improved contract operations gross margin percentage and lower selling, general and administrative expense in 2016 compared to 2015, attributable in part to our cost management efforts. The reduction in capital spending by our customers in 2016, as well as their delaying maintenance activity on their equipment and in some cases using internal resources to perform work they have historically outsourced, also caused our aftermarket services business to decline in 2016 compared to 2015.

Although, according to the Barclays 2017 Global E&P Spending Outlook, North America upstream spending is expected to increase by 27% in 2017, because compression service providers are a later cycle requirement for improving market conditions, we anticipate any significant increase in the demand for our contract operations services will lag an increase in drilling activity. Also, given the operating horsepower declines and pricing pressure experienced in 2016, we expect to see a decline in our contract operations revenue in 2017 compared to 2016.

Dependence on the Partnership. To generate the funds necessary to meet our obligations, fund our business and pay dividends, we depend heavily on the distributions attributable to our ownership interest in the Partnership. Our ownership interest in the Partnership, including our limited partner interest, general partner interest and incentive distribution rights in the Partnership, is a significant cash-generating asset for us. As a result, our cash flow is heavily dependent upon the ability of the Partnership to make distributions to its partners. Given the operating horsepower declines and pricing pressure experienced in 2016, we expect to see a decline in the Partnership’s contract operations revenue in 2017 compared to 2016. A decline in the Partnership’s business or revenues or increases in its expenses, principal and interest payments under existing and future debt instruments, working capital requirements or other cash needs could limit the amount of cash the Partnership has available to distribute to its unit holders, including us. A reduction in the amount of cash distributions we receive from the Partnership would reduce the amount of cash available to us for the payment of dividends, the payment of our debt and the funding of our business requirements.

Capital Requirements and the Availability of External Sources of Capital. We anticipate investing more capital, particularly in new fleet units, in 2017 than we did in 2016 to take advantage of expected improving market conditions during 2017. In order to fund a significant portion of these capital expenditures, we expect to incur borrowings under our senior secured credit facility and we may issue additional debt or equity securities, as appropriate, given market conditions. We have a substantial amount of debt that could limit our ability to fund these capital expenditures. Also, although conditions in the capital and credit markets (both generally and in the oil and gas industry in particular) have improved since the significant decline in oil and natural gas prices in the third quarter of 2014, current conditions could limit our ability to access these markets to raise capital on affordable terms in 2017 and beyond. If we are not successful in raising capital within the time period required or at all, we may not be able to fund these capital expenditures, which could impair our ability to grow or maintain our business.

Cost Management. In January 2016, we determined to undertake a cost reduction program to reduce our on-going operating expenses in light of then current and expected activity levels. This cost reduction program helped to mitigate the impact of the overall decline in our contract operations and aftermarket services businesses during 2016 as a result of the low commodity price environment. However, maintaining cost reductions continues to be challenging, and there is no guarantee that our cost reduction program will continue to result in a reduction in our operating expenses or offset any declines in revenue in 2017.

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

Net Income (loss) attributable to Archrock stockholders.  We generated net loss attributable to Archrock stockholders of $54.6 million and $132.5 million during the years ended December 31, 2016 and 2015, respectively, and net income attributable to Archrock Stockholders of $60.9 million during the year ended December 31, 2014. The decrease in net loss attributable to Archrock stockholders during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily driven by the change in provision for (benefit from) income tax, decreases in long-lived asset impairment, interest expense, depreciation and amortization, Selling, General and Administrative (“SG&A”) expense and the change in net income (loss) attributable to the noncontrolling interest. These changes were partially offset by a decrease in gross margin in both our Contract Operations and Aftermarket Services segments and a decrease in income from discontinued operations, net. The change in net income (loss) attributable to Archrock stockholders during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to an increase in income tax expense driven by a valuation allowance taken against foreign tax credits allocated to Exterran Corporation, an increase in long-lived asset impairment, a decrease in income from discontinued operations, net, and an increase in depreciation and amortization expense. These activities were partially offset by an increase in gross margin in our contract operations segment and a decrease in net income attributable to the noncontrolling interest.
Results by Business Segment.  The following table summarizes revenue, gross margin and gross margin percentages for each of our business segments (dollars in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenue:
Contract Operations	$647,828	$781,166	$729,103
Aftermarket Services	159,241	216,942	230,050
	$807,069	$998,108	$959,153
Gross Margin (1):
Contract Operations	$400,788	$461,765	$412,961
Aftermarket Services	26,362	41,297	41,799
	$427,150	$503,062	$454,760
Gross Margin percentage (2):
Contract Operations	62%	59%	57%
Aftermarket Services	17%	19%	18%

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

Operating Highlights

The following table summarizes our total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Years Ended December 31,
	2016	2015	2014
Total Available Horsepower (at period end)(1)	3,819	4,011	4,209
Total Operating Horsepower (at period end)(2)	3,115	3,493	3,700
Average Operating Horsepower	3,234	3,620	3,346
Horsepower Utilization (at period end)	82%	87%	88%

(1)	Available horsepower is defined as idle and operating horsepower. New units completed by a third party manufacturer that have been delivered to us are included in the fleet.

(2)	Operating horsepower is defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

The Year ended December 31, 2016 Compared to the Year ended December 31, 2015

Contract Operations
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2016	2015
Revenue	$647,828	$781,166	(17)%
Cost of sales (excluding depreciation and amortization expense)	247,040	319,401	(23)%
Gross margin	$400,788	$461,765	(13)%
Gross margin percentage(1)	62%	59%	3%

(1) Defined as gross margin divided by revenue.

The decrease in revenue during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decline in average operating horsepower and a decrease in rates driven by a decrease in customer demand due to market conditions. Average operating horsepower decreased by 11% from approximately 3,620,000 during the year ended December 31, 2015 to approximately 3,234,000 during the year ended December 31, 2016. Gross margin decreased during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the decrease in revenue explained above, partially offset by a decrease in cost of sales driven by a decrease in repair and maintenance expense and a decrease in lube oil expense. These cost decreases were primarily driven by the decrease in average operating horsepower explained above, a decrease in commodity prices and efficiency gains in lube oil consumption, and cost management initiatives. Gross margin percentage increased primarily due to a decrease in costs associated with the start-up of units, cost management initiatives and the decrease in lube oil explained above.

Aftermarket Services
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2016	2015
Revenue	$159,241	$216,942	(27)%
Cost of sales (excluding depreciation and amortization expense)	132,879	175,645	(24)%
Gross margin	$26,362	$41,297	(36)%
Gross margin percentage	17%	19%	(2)%

The decrease in revenue during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in customer demand for our services. Gross margin decreased during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to a decrease in revenue partially offset by a decrease in cost of sales as a result of the decrease in customer demand for our services. Gross margin percentage decreased during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to market conditions.

Costs and Expenses
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2016	2015
Selling, general and administrative	$114,470	$131,919	(13)%
Depreciation and amortization	208,986	229,127	(9)%
Long-lived asset impairment	87,435	124,979	(30)%
Restatement charges	13,470	—	n/a
Restructuring and other charges	16,901	4,745	256%
Goodwill impairment	—	3,738	(100)%
Interest expense	83,899	107,617	(22)%
Debt extinguishment costs	—	9,201	(100)%
Other income, net	(8,590)	(2,079)	313%

The decrease in SG&A expense during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in compensation and benefits costs and a decrease in state and local taxes primarily as a result of the settlement of a franchise tax refund claim during the second quarter of 2016. SG&A expense as a percentage of revenue was 14% and 13% during the years ended December 31, 2016 and 2015.

The decrease in depreciation and amortization expense during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in depreciation expense from assets fully reserved or retired, and assets impaired during the year ended December 31, 2016 and the fourth quarter of 2015.

During the year ended December 31, 2016, we reviewed the future deployment of our idle compression assets used in our contract operations segment for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 655 idle compressor units totaling approximately 262,000 horsepower would be retired from the active fleet during the year ended December 31, 2016. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $76.6 million asset impairment to reduce the book value of each unit to its estimated fair value during the year ended December 31, 2016. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the year ended December 31, 2016, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $10.8 million during the year ended December 31, 2016 to reduce the book value of each unit to its estimated fair value.

During the year ended December 31, 2015, we reviewed the future deployment of our idle compression assets used in our contract operations segment for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 900 idle compressor units, representing approximately 371,000 horsepower, would be retired from the active fleet during the year ended December 31, 2015. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $111.7 million asset impairment to reduce the book value of each unit to its estimated fair value during the year ended December 31, 2015. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during 2015, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $13.3 million to reduce the book value of each unit to its estimated fair value.

During the year ended December 31, 2016 we incurred $13.5 million of restatement-related charges primarily related to sharing a portion of professional expenses and legal fees incurred by Exterran Corporation with respect to the accounting matters described in Part II, Item 7 “Restatement of Historical Financial Statements” and the restatement of its pre-Spin-off historical financial statements. As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, the results of operations related to Exterran prior to the Spin-off are reflected in our financial statements as discontinued operations. In addition, the restatement charges include separate professional expenses and legal fees incurred by Archrock during the year ended December 31, 2016.

In the first quarter of 2016 we determined to undertake a cost reduction program to reduce our on-going operating expenses, including workforce reductions and closure of certain of our make-ready shops. These actions were a result of our review of our businesses and efforts to efficiently manage cost and maintain our businesses in line with then current and expected activity levels and anticipated make ready demand in the U.S market. During the year ended December 31, 2016, we incurred $13.3 million of restructuring and other charges as a result of this plan primarily related to severance benefits. These charges are reflected as restructuring and other charges in our consolidated statement of operations.

As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, we completed the Spin-off of Exterran Corporation on the Distribution Date. During the year ended December 31, 2016 and 2015, we incurred $3.6 million and $4.1 million, respectively of costs associated with the Spin-off which were directly attributable to Archrock. These charges are reflected as restructuring and other charges in our consolidated statement of operations.

In the second quarter of 2015 we announced a cost reduction plan primarily focused on workforce reductions. During the year ended December 31, 2015, we incurred $0.6 million of restructuring and other charges as a result of this plan primarily related to severance benefits. These charges are reflected as restructuring and other charges in our consolidated statement of operations.
Beginning in late 2014 and extending throughout 2015, the energy markets experienced a significant reduction in oil and natural gas prices which has had a significant impact on the financial performance and operating results of many oil and natural gas companies. Such declines accelerated in the fourth quarter of 2015, resulting in higher borrowing costs for companies and a substantial reduction in forecasted capital spending across the energy industry leading to lower projected growth rates over the short-term. Such declines impacted our future cash flow forecasts, our market capitalization, and the market capitalization of peer companies. We identified these conditions as a triggering event, which required us to perform a two-step goodwill impairment test as of December 31, 2015. Accordingly, we recorded a full impairment of our remaining goodwill in the fourth quarter of 2015 of $3.7 million. During the first quarter of 2016, we finalized the impairment analysis which did not result in an adjustment to the impairment recognized.

The decrease in interest expense during the year ended December 31, 2016 compared to the year ended December 31, 2015 is primarily due to a decrease in the average outstanding balance of long-term debt.

During the year ended December 31, 2015 we incurred debt extinguishment costs associated with the redemption of our 7.25% senior notes which included a $6.3 million call premium and $2.9 million of unamortized deferred financing costs.

The increase in other income, net during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a $4.4 million increase in gain on sale of property, plant and equipment, a $2.9 million increase in our indemnification asset related to tax contingencies due from Exterran corporation, partially offset by a $0.6 million loss on non-cash consideration associated with the March 2016 Acquisition.

Income Taxes
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2016	2015
Provision for (benefit from) income taxes	$(24,604)	$53,189	(146)%
Effective tax rate	27.5%	(50.1)%	77.6%

The increase in our benefit from income taxes during the year ended December 31, 2016 compared to the year ended December 31, 2015 was a result of a valuation allowance and write off of tax attributes recorded in 2015, which were not required in 2016. The benefit was further increased by the settlement of a state tax audit.

Discontinued Operations
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2016	2015
Income (loss) from discontinued operations, net of tax	$(426)	$33,677	(101)%

Income (loss) from discontinued operations, net of tax, during the years ended December 31, 2016 and 2015 includes the results of operations of the Exterran Corporation businesses for periods prior to the Spin-off on the Distribution Date and our contract water treatment business.

As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, on the Distribution Date we completed the Spin-off of Exterran Corporation. We generated $0.4 million of net loss from discontinued operations, net of tax compared to income from discontinued operations, net of tax of $33.8 million during the years ended December 31, 2016 and 2015, respectively, related to the operations of Exterran Corporation. The decrease in income from discontinued operations, net of tax is primarily due to the timing of the Spin-off of Exterran Corporation discussed above.

The results of Exterran Corporation include its previously nationalized Venezuelan joint venture assets and Venezuelan subsidiary assets which were sold to PDVSA Gas in 2012. Exterran Corporation received installment payments, including an annual charge, totaling $71.8 million during the year ended December 31, 2015.

In December 2013, we abandoned our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. We generated loss from discontinued operations, net of tax of $0.1 million during the year ended December 31, 2015 related to our contract water treatment business.

Net (Income) Loss Attributable to the Noncontrolling Interest
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2016	2015
Net (income) loss attributable to the noncontrolling interest	$10,688	$(6,852)	(256)%

The noncontrolling interest comprises the portion of the Partnership’s earnings that are applicable to the Partnership’s publicly-held limited partner interest. As of December 31, 2016 and 2015 public unitholders held an ownership interest in the Partnership of 55% and 59%, respectively. The change in net (income) loss attributable to the noncontrolling interest during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the change in net income (loss) of the Partnership which was primarily driven by a decrease in gross margin, an increase in long-lived asset impairments and increase in restructuring charges partially offset by a decrease in SG&A expense and the goodwill impairment recorded during the year ended December 31, 2015.

The Year ended December 31, 2015 Compared to the Year ended December 31, 2014

Contract Operations
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2015	2014
Revenue	$781,166	$729,103	7%
Cost of sales (excluding depreciation and amortization expense)	319,401	316,142	1%
Gross margin	$461,765	$412,961	12%
Gross margin percentage	59%	57%	2%

The increase in revenue during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributable to an 8% increase in average operating horsepower, which included the assets acquired from MidCon Compression, L.L.C. in August 2014 (the “August 2014 MidCon Acquisition”) and in April 2014 (the “April 2014 MidCon Acquisition”). Gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) and gross margin percentage increased during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the increase in revenue attributable to the increase in average operating horsepower explained above and a decrease of $9.7 million in lube oil expenses resulting from a decrease in commodity prices and efficiency gains in lube oil consumption in the current year, offset by an increase in cost of sales attributable to the increase in average operating horsepower.

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

Costs and Expenses
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2015	2014
Selling, general and administrative	$131,919	$132,651	(1)%
Depreciation and amortization	229,127	212,268	8%
Long-lived asset impairment	124,979	42,828	192%
Restructuring and other charges	4,745	5,394	(12)%
Goodwill impairment	3,738	—	—%
Interest expense	107,617	112,273	(4)%
Debt extinguishment costs	9,201	—	—%
Other income, net	(2,079)	(5,475)	(62)%

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

During the year ended December 31, 2015, we reviewed the future deployment of our idle compression assets used in our contract operations segment for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 900 idle compressor units, totaling approximately 371,000 horsepower would be retired from the active fleet during the year ended December 31, 2015. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $111.7 million asset impairment to reduce the book value of each unit to its estimated fair value during the year ended December 31, 2015. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

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

As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, we completed the Spin-off of Exterran Corporation on the Distribution Date. During the year ended December 31, 2015, we incurred $4.1 million of costs which were directly attributable to Archrock including retention and severance benefits and a non-cash inventory write-down. Non-cash inventory write-downs, which primarily related to the decentralization of shared inventory components between our contract operations business and the international contract operations business of Exterran Corporation, totaled $1.0 million. The costs related to the Spin-off have not been allocated to the segments because they primarily represent professional service fees within the corporate, finance and legal functions.

In the second quarter of 2015 we announced a cost reduction plan primarily focused on workforce reductions. During the year ended December 31, 2015, we incurred $0.6 million of restructuring and other charges as a result of this plan primarily related to termination benefits. These charges are reflected as restructuring and other charges in our consolidated statement of operations.

In January 2014, we announced a plan to centralize our make-ready operations to improve the cost and efficiency of our shops and further enhance the competitiveness of our fleet of compressors. As part of this plan, we examined both then current and anticipated changes in the U.S. market, including the throughput demand of our shops and the addition of new equipment to our fleet. To better align our costs and capabilities with the then current market, we determined to close several of our make-ready shops. The centralization of our make-ready operations was completed in the second quarter of 2014. During the year ended December 31, 2014, we incurred $5.4 million of restructuring charges primarily related to termination benefits and a non-cash write-down of inventory associated with the centralization of our make-ready operations. See Note 14 (“Restructuring and Other Charges”) to our Financial Statements for further discussion of these charges.

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

The change in other income, net, during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to a $4.0 million decrease in gain on sale of property, plant and equipment partially offset by a decrease in expensed acquisition costs related to the August 2014 MidCon Acquisition and April 2014 MidCon Acquisition.

Income Taxes
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2015	2014
Provision for (benefit from) income taxes	$53,189	$(28,066)	(290)%
Effective tax rate	(50.1)%	62.1%	(112.2)%

The increase in income tax expense during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributable to $90.8 million in tax expense recorded for the foreign tax credit write off and valuation allowances on the remaining foreign tax credits and state NOLs, which were allocated to Exterran Corporation upon completion of the Spin-off, and a $3.0 million state tax benefit recognized during the year ended December 31, 2014 for amendments to prior years’ tax returns.

Discontinued Operations
(dollars in thousands)

	Years Ended December 31,		Increase (Decrease)
	2015	2014
Income from discontinued operations, net of tax	$33,677	$105,774	(68)%

Income from discontinued operations, net of tax, during the years ended December 31, 2015 and 2014 includes the results of the Exterran Corporation businesses for periods prior to the Spin-off on the Distribution Date and results from our contract water treatment business.

As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, on the Distribution Date we completed the Spin-off of Exterran Corporation. We generated income from discontinued operations, net of tax of $33.8 million and $106.3 million during the years ended December 31, 2015 and 2014, respectively, related to the operations of Exterran Corporation. The decrease in income from discontinued operations, net of tax is primarily due to a decrease in gross margin in all of Exterran Corporation’s segments, an increase in restructuring charges, including costs related to the Spin-off, an increase in foreign currency losses and an increase in long-lived asset impairment. These decreases were partially offset by decreases in SG&A, income tax expense and depreciation and amortization expense. All of these factors were impacted by the timing of the Spin-off of Exterran Corporation and partial year results in the current year.

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
Liquidity and Capital Resources

Our cash balance was $3.1 million at December 31, 2016 compared to $1.6 million at December 31, 2015. Working capital decreased to $109.2 million at December 31, 2016 from $150.2 million at December 31, 2015. The decrease in working capital was primarily due to decreases in accounts receivable and inventory, partially offset by decreases in accounts payable and accrued liabilities.

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Years Ended December 31,
	2016	2015
Net cash provided by (used in) continuing operations:
Operating activities	$274,072	$322,474
Investing activities	(89,459)	(237,375)
Financing activities	(183,042)	(97,516)
Discontinued operations	—	13,602
Net change in cash and cash equivalents	$1,571	$1,185

Operating Activities.  The decrease in net cash provided by operating activities from continuing operations during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to decreased gross margins and an increase in restructuring and other charges, partially offset by changes in assets and liabilities, a decrease in interest paid and a decrease in SG&A expense.

Investing Activities.  The decrease in net cash used in investing activities from continuing operations during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily attributable to a decrease of $138.6 million in capital expenditures and an increase of $23.1 million in proceeds from sale of property, plant and equipment during the current year period, partially offset by $13.8 million paid during the year ended December 31, 2016 for the March 2016 Acquisition.

Financing Activities.  The increase in net cash used in financing activities from continuing operations during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a $430.9 million decrease in net contributions received from Exterran Corporation, partially offset by a $300.0 million decrease in net repayments of long-term debt and a $29.7 million decrease in distributions to noncontrolling partners in the Partnership.

Discontinued Operations.  The decrease in net cash provided by discontinued operations during the year ended December 31, 2016 compared to year ended December 31, 2015 was primarily due to the timing of the Spin-off of Exterran Corporation which was completed in November 2015.

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

Growth capital expenditures were $78.6 million, $154.5 million and $291.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. The decrease in growth capital expenditures during the year ended December 31, 2016 compared to the year ended December 31, 2015 and the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to a decrease in investment in new compression equipment as a result of our customer’s reduced capital spending as a result of the significant decline in oil and natural gas prices since the third quarter of 2014. We anticipate investing more capital in new fleet units in 2017 than we did in 2016 to take advantage of expected improving market conditions in 2017.

Maintenance capital expenditures were $33.6 million, $75.0 million and $71.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. The decrease in maintenance capital expenditures during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily driven by our focus on disciplined capital spending in light of market conditions coupled with a decrease in average operating horsepower from 3.6 million during the year ended December 31, 2015 to 3.2 million during the year ended December 31, 2016. Maintenance capital expenditures remained relatively flat during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily as a result of routine scheduled overhaul activities. We intend to grow our business both organically and through third-party acquisitions. If we are successful in growing our business in the future, we would expect our maintenance capital expenditures to increase over the long term.

We generally invest funds necessary to purchase fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $185 million to $205 million in net capital expenditures during 2017, primarily consisting of (1) approximately $125 million to $145 million on growth capital expenditures and (2) approximately $40 million to $45 million on equipment maintenance capital expenditures. Net capital expenditures are net of used fleet sales.

Our Capital Structure Following the Spin-Off.

In October 2015, in connection with the Spin-off, we entered into a five-year, $350.0 million revolving credit facility (the “Credit Facility”). The Credit Facility will mature in November 2020. On the Distribution Date, we terminated our former credit facility and repaid $326.5 million in borrowings and accrued and unpaid interest outstanding on the repayment date.

In connection with the Spin-off, Exterran Corporation entered into a new $925.0 million credit facility, consisting of a $680.0 million revolving credit facility and a $245.0 million term loan facility (collectively, the “Exterran Corporation Credit Facility”) that became available on the Distribution Date. Exterran Corporation transferred the net proceeds from the borrowings under the Exterran Corporation Credit Facility to us to allow for our repayment of a portion of our indebtedness prior to the Spin-off.

On December 4, 2015, we redeemed for cash the $350.0 million aggregate principal amount of 7.25% senior notes due December 2018 (the “7.25% Notes”) at a redemption price equal to 101.813% of the principal amount thereof plus accrued but unpaid interest to the redemption date.

Under our separation and distribution agreement with Exterran Corporation, we have the right to receive payments from a subsidiary of Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation’s subsidiaries from PDVSA Gas in respect of the sale of Exterran Corporation’s subsidiaries’ and joint ventures’ previously nationalized assets. As of December 31, 2016, Exterran Corporation or its subsidiaries were due to receive the remaining principal amount of approximately $37.5 million from PDVSA Gas. In January 2017, Exterran Corporation received an additional installment payment, including an annual charge, of $19.7 million from PDVSA Gas relating to its subsidiaries’ previously nationalized assets and transferred cash to us equal to that amount.

Additionally, we also have the right under the separation and distribution agreement to receive a $25.0 million cash payment from a subsidiary of Exterran Corporation promptly following the occurrence of a qualified capital raise as defined in the Exterran Corporation credit agreement.

Long-Term Debt.  As of December 31, 2016, we had approximately $1.4 billion in outstanding debt obligations net of unamortized debt discounts and unamortized deferred financing costs, consisting of $99.0 million outstanding under the Credit Facility, $509.5 million outstanding under the Partnership’s revolving credit facility, $149.6 million outstanding under the Partnership’s term loan facility, $342.4 million outstanding under the Partnership’s 6% senior notes due April 2021 (the “Partnership 2013 Notes”) and $341.2 million outstanding under the Partnership’s 6% senior notes due October 2022 (the “Partnership 2014 Notes). After taking into account $10.0 million of guarantees through letters of credit, As of December 31, 2016, we had undrawn capacity of $241.0 million under our revolving credit facility. Our Credit Facility limits our Total Debt (as defined in the Credit Facility) to EBITDA ratio (as defined in the Credit Facility) to not greater than 4.25 to 1.0. As a result of this limitation, $195.3 million of the $241.0 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of December 31, 2016.

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

Borrowings under the Credit Facility bear interest at a base rate or the London Interbank Offered Rate (“LIBOR”), at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.75% to 2.75% and (ii) in the case of base rate loans, from 0.75% to 1.75%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2016, all amounts outstanding under the Credit Facility were LIBOR loans and the applicable margin was 1.75%. The weighted average annual interest rate at December 31, 2016 and 2015 on the outstanding balance under the Credit Facility was 2.5% and 2.1%, respectively. During the years ended December 31, 2016 and 2015, the average daily debt balance under the Credit Facility was $130.7 million and $326.4 million, respectively.

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

The Credit Facility contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity and making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are also subject to financial covenants, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.25 to 1.0, a ratio of consolidated Total Debt (as defined in the credit agreement) to EBITDA of not greater than 4.25 to 1.0 (subject to a temporary increase to 4.75 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes). As of December 31, 2016, we maintained a 27.2 to 1.0 EBITDA to Total Interest Expense ratio and a 1.4 to 1.0 consolidated Total Debt to EBITDA ratio. If we were to anticipate non-compliance with these financial ratios, we may take actions to maintain compliance with them, possibly including reductions in our general and administrative expenses, capital expenditures or the payment of cash dividends at our current dividend rate. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. As of December 31, 2016, we were in compliance with all financial covenants under the Credit Facility.

As a result of the accounting issues giving rise to the restatement described in Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this Annual Report on Form 10-K, on May 10, 2016, July 21, 2016, September 21, 2016 and December 9, 2016, we entered into amendments to the Credit Facility (as amended, the “Amended Credit Facility”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders.

Under the Amended Credit Facility, the lenders waived, among other things, (1) any potential event of default arising under the Credit Facility as a result of the potential inaccuracy of certain representations and warranties regarding our prior period financial information and previously delivered compliance certificate for the 2015 fiscal year and (2) any requirement that we make any representations and warranties as to our prior period financial statements and other prior period financial information. The Amended Credit Facility extended the deadline to no later than March 31, 2017 by which we were required to deliver to the lenders our quarterly reports for the fiscal quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 and the related compliance certificates demonstrating compliance with the financial covenants set forth in the Credit Facility. On February 14, 2017, we delivered our 2016 quarterly reports and the related compliance certificates to the lenders.

The Amended Credit Facility also, among other things:

•
added a condition precedent to the borrowing of loans that, after giving effect to the application of the proceeds of each borrowing, our consolidated cash balance (as defined in the Amended Credit Facility) will not exceed $35,000,000; and

•
added a requirement that if our consolidated cash balance (as defined in the Amended Credit Facility) exceeds $35,000,000 as of the end of any business day, then we prepay any revolving loans then outstanding in an amount equal to the lesser of (i) such excess amount and (ii) the aggregate amount of the revolving loans then outstanding.

In November 2010, the Partnership amended and restated the Partnership Credit Agreement to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. The Partnership amended the Partnership Credit Agreement in March 2013 to reduce the borrowing capacity under its revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. In February 2015, the Partnership amended the Partnership Credit Agreement, which among other things, increased its borrowing capacity under the revolving credit facility to $900.0 million. In May 2016, the Partnership further amended the Partnership Credit Agreement to, among other things, decrease the borrowing capacity under its revolving credit facility to $825.0 million. Prior to this amendment, the Partnership was able to increase the aggregate commitments under the Partnership Credit Agreement by up to an additional $50 million subject to certain conditions, including the approval of the lenders. As a result of this amendment and subject to certain conditions, including the approval of the lenders, the Partnership is able to increase the aggregate commitments under the Partnership Credit Agreement by up to an additional $125 million. As of December 31, 2016, the Partnership had undrawn and available capacity of $315.5 million under its revolving credit facility.

The Partnership’s revolving credit and term loan facilities bear interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2016, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 3.0%. The weighted average annual interest rate on the outstanding balance under these facilities at December 31, 2016 and 2015, excluding the effect of interest rate swaps, was 3.7% and 2.8%, respectively. During the years ended December 31, 2016 and 2015, the average daily debt balance under these facilities was $723.3 million and $667.3 million, respectively.

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

The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.95 to 1.0 through the fourth quarter of 2017, 5.75 to 1.0 in the first quarter of 2018, and 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) thereafter and a ratio of Senior Secured Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 3.5 to 1.0 through the fourth quarter of 2017, 3.75 to 1.0 in the first quarter of 2018 and 4.0 to 1.0 thereafter. As of December 31, 2016, the Partnership maintained a 3.9 to 1.0 EBITDA to Total Interest Expense ratio, 4.7 to 1.0 Total Debt to EBITDA ratio and a 2.3 to 1.0 Senior Secured Debt to EBITDA ratio. If the Partnership were to anticipate non-compliance with these financial ratios, the Partnership may take actions to maintain compliance with them, including a reduction in general and administrative expenses, its capital expenditures or the payment of cash distributions at its current distribution rate to its unit holders, including us. A reduction in the amount of cash distributions we receive from the Partnership would reduce the amount of cash available for payment of our debt, payment of dividends and the funding of our business requirements. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreements, which would accelerate the Partnership’s obligation to repay its indebtedness under those agreements. In addition, a material adverse effect with respect to the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts the Partnership’s ability to perform its obligations under the Partnership Credit Agreement, could lead to a default under that agreement. As of December 31, 2016, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

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

The Partnership has entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with its variable rate debt. At December 31, 2016, the Partnership was a party to interest rate swaps with a notional value of $500.0 million pursuant to which it makes fixed payments and receives floating payments. The Partnership’s interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of December 31, 2016, the weighted average effective fixed interest rate on the interest rate swaps was 1.6%. See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K for further discussion of the interest rate swap agreements.

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

Historically, we have financed capital expenditures with a combination of net cash provided by operating and financing activities. Our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an adverse impact on our ability to maintain our operations and to grow. If any of our lenders become unable to perform their obligations under our credit facilities, our borrowing capacity under these facilities could be reduced. Inability to borrow additional amounts under those facilities could limit our ability to fund our future growth and operations. We expect that net cash provided by operating activities and borrowings under our credit facilities will be sufficient to meet our liquidity needs through December 31, 2017; however, to the extent it is not, we may seek additional external financing.

Dividends.  On January 19, 2017, our board of directors declared a quarterly dividend of $0.12 per share of common stock, which was paid on February 15, 2017 to stockholders of record at the close of business on February 8, 2017. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

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

On January 19, 2017, the board of directors of Archrock GP LLC, the general partner of the Partnership’s general partner, approved a cash distribution by the Partnership of $0.2850 per limited partner unit, or approximately $19.1 million. The distribution covers the period from October 1, 2016 through December 31, 2016. The record date for this distribution was February 8, 2017 and payment was made on February 14, 2017.

Contractual Obligations.  The following table summarizes our cash contractual obligations as of December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt (1):
Revolving credit facility due November 2020	$99,000	$—	$—	99,000	$—
Partnership’s revolving credit facility due May 2018	509,500	—	509,500	—	—
Partnership’s term loan facility due May 2018 (2)	150,000	—	150,000	—	—
Partnership’s 6% senior notes due April 2021 (3)	350,000	—	—	350,000
Partnership’s 6% senior notes due October 2022 (4)	350,000	—	—	—	350,000
Total long-term debt	1,458,500	—	659,500	449,000	350,000
Interest on long-term debt (5)	264,384	76,081	101,683	70,870	15,750
Purchase commitments	47,083	44,708	2,071	304	—
Facilities and other operating leases	12,721	4,892	4,509	2,744	576
Total contractual obligations	$1,782,688	$125,681	$767,763	$522,918	$366,326
Standby letters of credit	$9,969	$9,969	$—	$—	$—

(1)	For more information on our long-term debt, see Note 10 (“Long-Term Debt”) to our Financial Statements.

(2)	Amounts represent the full face value of the Partnership the Term Loan and are not reduced by the unamortized deferred financing costs of $0.4 million as of December 31, 2016.

(3)
Amounts represent the full face value of the Partnership 2013 Notes and are not reduced by the unamortized discount of $3.2 million and unamortized deferred financing costs of $4.4 million as of December 31, 2016.

(4)
Amounts represent the full face value of the Partnership 2014 Notes and are not reduced by the unamortized discount of $4.1 million and unamortized deferred financing costs of $4.8 million as of December 31, 2016.

(5)	Interest amounts calculated using interest rates in effect as of December 31, 2016, including the effect of interest rate swaps.

At December 31, 2016, $9.7 million of unrecognized tax benefits (including discontinued operations) have been recorded as liabilities in accordance with the accounting standard for income taxes related to uncertain tax positions and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $0.2 million (including discontinued operations).
Off-Balance Sheet Arrangements

For information on our obligations with respect to letters of credit, see Note 21 (“Commitments and Contingencies”) to our Financial Statements.
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

Allowances and Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2016, 2015 and 2014, we recorded bad debt expense of $3.6 million, $3.1 million and $1.7 million, respectively. A five percent change in the allowance for doubtful accounts would have had an impact on income (loss) before income taxes of approximately $0.1 million during the year ended December 31, 2016.

Inventory is a significant component of current assets and is stated at the lower of cost or market. This requires us to record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions and production requirements. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. During 2016, 2015, and 2014, we recorded $3.2 million, $4.3 million and $8.9 million, respectively, in inventory write-downs and reserves for inventory which was obsolete, excess or carried at a price above market value. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. A five percent change in this inventory reserve balance would have had an impact on income (loss) before income taxes of approximately $0.2 million during the year ended December 31, 2016.

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

Contingencies and Litigation

We are substantially self-insured for workers’ compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the timeliness of reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known. As of December 31, 2016 and 2015, we had recorded approximately $4.4 million and $5.3 million, respectively, in insurance claim reserves.

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

The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. We regularly assess and, if required, establish accruals for income tax as well as non-income tax contingencies pursuant to the applicable accounting standards that could result from assessments of additional tax by taxing jurisdictions in countries where we operate. Tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2016 and 2015, we had recorded approximately $11.4 million and $14.8 million (including penalties and interest and discontinued operations), respectively, of accruals for tax contingencies. Of these amounts, $9.8 million and $12.2 million, respectively, are accrued for income taxes and $1.5 million and $2.7 million, respectively, are accrued for non-income based taxes. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of December 31, 2016, we have recorded a net $4.9 million indemnification asset (including penalties and interest) related to tax contingencies. Of this amount, $6.6 million is an accrued asset for income taxes and $1.7 million is an accrued liability for non-income based taxes. As of December 31, 2015, we have recorded a net $4.2 million indemnification asset (including penalties and interest) related to tax contingencies. Of this amount, $5.7 million is an accrued asset for income taxes and $1.5 million is an accrued liability for non-income based taxes.

In addition, Exterran Corporation’s 2015 Form 10-K/A discloses that it has been cooperating with the SEC in an investigation, including responding to a subpoena for documents related to its restatement described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and compliance with the U.S. Foreign Corrupt Practices Act, which are also being provided to the U.S. Department of Justice at its request. Archrock has been assisting Exterran Corporation in responding to this investigation, including providing information regarding periods prior to the Spin-off that is not otherwise in Exterran Corporation’s possession.
Recent Accounting Pronouncements

See Note 2 (“Recent Accounting Developments”) to our Financial Statements.
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

As of December 31, 2016, after taking into consideration interest rate swaps, we had $258.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2016 would result in an annual increase in our interest expense of approximately $2.6 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 11 (“Accounting for Derivatives”) to our Financial Statements.
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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of December 31, 2016 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a-15(c) and 15d-15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of internal control over financial reporting as of December 31, 2016 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found within this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Archrock, Inc.
Houston, Texas

We have audited the internal control over financial reporting of Archrock, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 23, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s completed spin-off of its international contract operations, international aftermarket services, and global fabrication businesses into an independent, publicly traded company named Exterran Corporation.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 23, 2017

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2016, with respect to the Archrock compensation plans under which our common stock is authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(3)
Equity compensation plans approved by security holders(1)	653,314	$12.70	6,417,433
Equity compensation plans not approved by security holders(2)	—	—	48,022
Total	653,314		6,465,455

(1)
Comprised of the Archrock, Inc. 2013 Stock Incentive Plan (as amended, the “2013 Plan”) and the Archrock, Inc. Amended and Restated 2007 Stock Incentive Plan (as amended, the “2007 Plan”). In addition to the outstanding options, as of December 31, 2016 there were 8,862 restricted stock units, payable in common stock upon vesting, outstanding under the 2013 Plan which have been deducted from the last column. No additional grants may be made under the 2007 Plan.

(2)	Comprised of the Archrock, Inc. Directors’ Stock and Deferral Plan.

(3)	Excludes number of securities to be issued upon exercise of outstanding options, warrants and rights.

The table above does not include information with respect to an equity plan we assumed from Universal (the “Universal Plan”). No additional grants may be made under the Universal Plan.

The following equity grants are outstanding under the Universal Plan that was approved by security holders:

Plan Category	Number of Shares Reserved for Issuance Upon the Exercise of Outstanding Stock Options	Weighted- Average Exercise Price	Shares Available for Future Grants
Universal Compression Holdings, Inc. Incentive Stock Option Plan	93,642	$46.03	None

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
2.1
Contribution, Conveyance and Assumption Agreement, dated April 17, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2015

2.2
Separation and Distribution Agreement, dated as of November 3, 2015, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

2.3
Amendment No. 1 to Separation and Distribution Agreement, dated as of December 15, 2015, by and among Archrock, Inc., formerly named Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.3 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2016

2.4
Contribution, Conveyance and Assumption Agreement, dated October 31, 2016, by and among Archrock, Inc., formerly named Exterran Holdings, Inc., Archrock Services, L.P., formerly named Exterran US Services OpCo, L.P., Archrock GP LLC, formerly named Exterran GP LLC, Archrock General Partner, L.P., formerly named Exterran General Partner, L.P., Archrock Partners, L.P., formerly named Exterran Partners, L.P., Archrock Partners Operating LLC, Archrock Services Leasing LLC, Archrock GP LP LLC, Archrock MLP LP LLC and Archrock Partners Leasing LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2016.

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
10.1
Credit Agreement, dated as of July 10, 2015, by and among Exterran Holdings, Inc. (now Archrock, Inc.), Archrock Services, L.P., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 16, 2015

10.2
First Amendment to Credit Agreement, dated as of October 5, 2015, by and among Exterran Holdings, Inc. (now Archrock, Inc.), Archrock Services, L.P., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 6, 2015

10.3
Amended and Restated Senior Secured Credit Agreement, dated as of November 3, 2010, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Barclays Bank plc and The Royal Bank of Scotland plc, as Co-Documentation Agents, and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners L.P.’s Current Report on Form 8-K filed on November 9, 2010

10.4
First Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 7, 2012, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on March 13, 2012

10.5
Third Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 27, 2013, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on March 28, 2013

10.6
Fourth Amendment to Amended and Restated Senior Secured Credit Agreement, dated February 4, 2015, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on February 5, 2015

10.7
Fifth Amendment to Amended and Restated Senior Secured Credit Agreement and First Amendment to Amended and Restated Collateral Agreement, dated May 2, 2016, among Archrock Partners Operating LLC, as Borrower, Archrock Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to Archrock Partners, L.P.’s Current Report on Form 8-K filed on May 6, 2016

10.8
Amended and Restated Guaranty Agreement, dated as of November 3, 2010, made by Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.9
Amended and Restated Collateral Agreement, dated as of November 3, 2010, made by EXLP Operating LLC, Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.10
Second Amendment, Consent and Waiver to Credit Agreement, dated as of May 10, 2016, among Archrock Services, L.P., as Borrower, Archrock, Inc., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2016

10.11
Third Amendment, Consent and Waiver to Credit Agreement, dated as of July 21, 2016, among Archrock Services, L.P., as Borrower, Archrock, Inc., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 26, 2016

10.12
Fourth Amendment, Consent and Waiver to Credit Agreement, dated as of September 21, 2016, among Archrock Services, L.P., as Borrower, Archrock, Inc., as Guarantor, Wells Fargo Bank, National
Association, as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 22, 2016

10.13
Fifth Amendment, Consent and Waiver to Credit Agreement, dated as of December 9, 2016, among Archrock Services, L.P., as Borrower, Archrock, Inc., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto. incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2016

10.14
Fourth Amended and Restated Omnibus Agreement, dated November 3, 2015, by and among Archrock, Inc. (formerly named Exterran Holdings, Inc.), Archrock Services, L.P. (formerly named Exterran US Services OpCo, L.P.), Archrock GP, LLC (formerly named Exterran GP, LLC), Archrock General Partner, L.P. (formerly named Exterran General Partner, L.P.), Archrock Partners, L. P. (formerly named Exterran Partners, L.P.) and Archrock Partners Operating LLC, incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2016 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.15*
First Amendment to Fourth Amended and Restated Omnibus Agreement, dated November 19, 2016, by and among Archrock, Inc., Archrock Services, L.P., Archrock GP LLC, Archrock General Partner, L.P., Archrock
Partners, L.P., and Archrock Partners Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.16†	Exterran Holdings, Inc. (now Archrock, Inc.) 2013 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 19, 2013
10.17†
First Amendment to the Exterran Holdings, Inc. (now Archrock, Inc.) 2013 Stock Incentive Plan, incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.18†
Exterran Holdings, Inc. (now Archrock, Inc.) Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2009

10.19†
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

10.21†
Amendment No. 3 to the Exterran Holdings, Inc. (now Archrock, Inc.) Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2010

10.22†
Amendment No. 4 to the Exterran Holdings, Inc. (now Archrock, Inc.) Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed March 29, 2011

10.23†
Amendment No. 5 to the Exterran Holdings, Inc. (now Archrock, Inc.) Amended and Restated 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.24†
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

10.28†	Exterran Holdings, Inc. (now Archrock, Inc.) Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.29†
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

10.32†	Archrock Deferred Compensation Plan, incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
10.33†	Exterran (now Archrock, Inc.) Employees’ Supplemental Savings Plan, incorporated by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007
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

10.40†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.41†	Form of Amendment to Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016
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

10.50†	Summary of Donna A. Henderson Compensation Arrangement, incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2016

10.51†	Summary of Jason Ingersoll Compensation Arrangement, incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2016
10.52†	Form of Compensation Letter applicable to Messrs. Childers, Miller, Rice and Wayne, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2016.
10.53†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
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

10.59†	Form of Archrock, Inc. Award Notice and Agreement for Performance Units, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016
10.60†	Form of Archrock, Inc. Award Notice and Agreement for Time-Vested Restricted Stock, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016
10.61†
Form of Archrock, Inc. Award Notice and Agreement for Time-Vested Stock-Settled Restricted Stock Units, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016

10.62†
Form of Archrock, Inc. Award Notice and Agreement for Common Stock Award for Non-Employee Directors, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016

10.63
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

10.66
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

Date: February 23, 2017

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2017.

Signature	Title

/s/ D. BRADLEY CHILDERS	President, Chief Executive Officer and Director
D. Bradley Childers	(Principal Executive Officer)

/s/ DAVID S. MILLER	Senior Vice President and Chief Financial
David S. Miller	Officer (Principal Financial Officer)

/s/ DONNA A. HENDERSON	Vice President and Chief Accounting Officer
Donna A. Henderson	(Principal Accounting Officer)

/s/ ANNE-MARIE N. AINSWORTH	Director
Anne-Marie N. Ainsworth

/s/ WENDELL R. BROOKS	Director
Wendell R. Brooks

/s/ GORDON T. HALL	Director
Gordon T. Hall

/s/ FRANCES P. HAWES	Director
Frances P. Hawes

/s/ J.W.G. HONEYBOURNE	Director
J.W.G. Honeybourne

/s/ JAMES H. LYTAL	Director
James H. Lytal

/s/ MARK A. MCCOLLUM	Director
Mark A. McCollum

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Archrock, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Archrock, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, on November 3, 2015, the Company completed the spin-off of its international contract operations, international aftermarket services, and global fabrication businesses into an independent, publicly traded company named Exterran Corporation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 23, 2017

ARCHROCK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$3,134	$1,563
Accounts receivable, net of allowance of $1,864 and $3,343, respectively	111,746	147,786
Inventory	93,801	129,411
Other current assets	6,081	6,123
Current assets associated with discontinued operations	923	420
Total current assets	215,685	285,303
Property, plant and equipment, net	2,079,099	2,267,788
Intangible and other assets, net	99,921	120,889
Long-term assets associated with discontinued operations	20,074	21,200
Total assets	$2,414,779	$2,695,180

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$32,529	$52,430
Accrued liabilities	69,639	80,053
Deferred revenue	3,451	2,201
Current liabilities associated with discontinued operations	909	420
Total current liabilities	106,528	135,104
Long-term debt	1,441,724	1,576,882
Deferred income taxes	167,114	178,566
Other long-term liabilities	7,910	11,655
Long-term liabilities associated with discontinued operations	6,575	5,714
Total liabilities	1,729,851	1,907,921
Commitments and contingencies (Note 21)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 76,162,279 and 75,014,308 shares issued, respectively	762	750
Additional paid-in capital	3,021,040	2,944,897
Accumulated other comprehensive loss	(1,678)	(1,570)
Accumulated deficit	(2,227,214)	(2,137,738)
Treasury stock — 5,626,074 and 5,383,970 common shares, at cost, respectively	(73,944)	(72,429)
Total Archrock stockholders’ equity	718,966	733,910
Noncontrolling interest	(34,038)	53,349
Total equity	684,928	787,259
Total liabilities and equity	$2,414,779	$2,695,180
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Contract operations	$647,828	$781,166	$729,103
Aftermarket services	159,241	216,942	230,050
	807,069	998,108	959,153
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	247,040	319,401	316,142
Aftermarket services	132,879	175,645	188,251
Selling, general and administrative	114,470	131,919	132,651
Depreciation and amortization	208,986	229,127	212,268
Long-lived asset impairment	87,435	124,979	42,828
Restatement Charges	13,470	—	—
Restructuring and other charges	16,901	4,745	5,394
Goodwill impairment	—	3,738	—
Interest expense	83,899	107,617	112,273
Debt extinguishment costs	—	9,201	—
Other income, net	(8,590)	(2,079)	(5,475)
	896,490	1,104,293	1,004,332
Loss before income taxes	(89,421)	(106,185)	(45,179)
Provision for (benefit from) income taxes	(24,604)	53,189	(28,066)
Loss from continuing operations	(64,817)	(159,374)	(17,113)
Income (loss) from discontinued operations, net of tax	(426)	33,677	105,774
Net income (loss)	(65,243)	(125,697)	88,661
Less: Net (income) loss attributable to the noncontrolling interest	10,688	(6,852)	(27,716)
Net income (loss) attributable to Archrock stockholders	$(54,555)	$(132,549)	$60,945

Basic income (loss) per common share:
Loss from continuing operations attributable to Archrock common stockholders	$(0.79)	$(2.44)	$(0.68)
Income (loss) from discontinued operations attributable to Archrock common stockholders	(0.01)	0.50	1.59
Net income (loss) attributable to Archrock common stockholders	$(0.80)	$(1.94)	$0.91

Diluted income (loss) per common share:
Loss from continuing operations attributable to Archrock common stockholders	$(0.79)	$(2.44)	$(0.68)
Income (loss) from discontinued operations attributable to Archrock common stockholders	(0.01)	0.50	1.59
Net income (loss) attributable to Archrock common stockholders	$(0.80)	$(1.94)	$0.91

Weighted average common shares outstanding used in income (loss) per common share:
Basic	68,993	68,433	66,234
Diluted	68,993	68,433	66,234

Dividends declared and paid per common share	$0.4975	$0.6000	$0.6000
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$(65,243)	$(125,697)	$88,661
Other comprehensive income (loss), net of tax:
Derivative gain (loss), net of reclassifications to earnings	1,373	(3,465)	(3,366)
Adjustments from changes in ownership of Partnership	(469)	(223)	65
Amortization of terminated interest rate swaps	157	1,990	2,944
Foreign currency translation adjustment	—	(26,745)	(12,147)
Total other comprehensive income (loss)	1,061	(28,443)	(12,504)
Comprehensive income (loss)	(64,182)	(154,140)	76,157
Less: Comprehensive (income) loss attributable to the noncontrolling interest	9,519	(5,813)	(26,924)
Comprehensive income (loss) attributable to Archrock stockholders	$(54,663)	$(159,953)	$49,233
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Archrock, Inc. Stockholders
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Treasury Stock		Accumulated Deficit	Noncontrolling Interest
	Shares	Amount			Shares	Amount			Total
Balance, January 1, 2014	72,500,773	$725	$3,769,429	$37,546	(6,582,068)	$(213,898)	$(1,984,231)	$151,338	$1,760,909
Treasury stock purchased					(172,232)	(7,044)			(7,044)
Options exercised	729,685	7	12,812						12,819
Cash dividends							(40,319)		(40,319)
Shares issued in employee stock purchase plan	50,232		1,812						1,812
Stock-based compensation, net of forfeitures	466,011	5	17,844		(42,213)			1,167	19,016
Income tax benefit from stock-based compensation expense			6,586						6,586
Net proceeds from sale of Partnership units, net of tax			74,521					51,212	125,733
Cash distribution to noncontrolling unitholders of the Partnership								(74,856)	(74,856)
Redemption of convertible debt	61,499	1	(234,219)		6,711,587	219,211			(15,007)
Shares acquired from exercise of call options			89,407		(6,522,301)	(89,407)			—
Shares issued for exercise of warrants			(22,606)		1,644,214	22,606			—
Comprehensive income (loss)				(11,712)			60,945	26,924	76,157
Balance at December 31, 2014	73,808,200	$738	$3,715,586	$25,834	(4,963,013)	$(68,532)	$(1,963,605)	$155,785	$1,865,806
Treasury stock purchased					(137,994)	(3,985)			(3,985)
Options exercised	89,759	1	1,105						1,106
Cash dividends							(41,584)		(41,584)
Shares issued in employee stock purchase plan	28,693		910						910
Stock-based compensation, net of forfeitures	1,087,656	11	16,473		(289,335)			1,164	17,648
Income tax expense from stock-based compensation expense			(478)						(478)
Adjustments from changes in ownership of Partnership			17,662					(27,634)	(9,972)
Net proceeds from the sale of Partnership units, net of tax			724						724
Cash distribution to noncontrolling unitholders of the Partnership								(81,779)	(81,779)
Shares issued for exercise of warrants			(88)		6,372	88			—
Spin-off of Exterran Corporation			(806,997)	(29,160)					(836,157)
Comprehensive income (loss)				1,756			(132,549)	5,813	(124,980)
Balance at December 31, 2015	75,014,308	$750	$2,944,897	$(1,570)	(5,383,970)	$(72,429)	$(2,137,738)	$53,349	$787,259
Treasury stock purchased					(184,368)	(1,515)			(1,515)
Cash dividends							(34,921)		(34,921)
Stock-based compensation, net of forfeitures	1,147,971	12	9,446		(57,736)			1,241	10,699
Income tax expense from stock-based compensation expense			(912)						(912)
Contribution from Exterran Corporation			49,145						49,145
Adjustment for changes in ownership of the Partnership			18,464					(27,037)	(8,573)
Cash distribution to noncontrolling unitholders of the Partnership								(52,072)	(52,072)
Comprehensive loss				(108)			(54,555)	(9,519)	(64,182)
Balance at December 31, 2016	76,162,279	$762	$3,021,040	$(1,678)	(5,626,074)	$(73,944)	$(2,227,214)	$(34,038)	$684,928
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(65,243)	$(125,697)	$88,661
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	208,986	229,127	212,268
Long-lived asset impairment	87,435	124,979	42,828
Goodwill impairment	—	3,738	—
Amortization of deferred financing costs	6,271	6,429	5,994
Debt extinguishment costs	—	9,201	—
(Income) loss from discontinued operations, net of tax	426	(33,677)	(105,774)
Amortization of debt discount	1,245	1,170	12,380
Provision for doubtful accounts	3,637	3,163	1,824
Gain on sale of property, plant and equipment	(5,999)	(1,645)	(5,645)
Loss on non-cash consideration in March 2016 Acquisition	635	—	—
Amortization of terminated interest rate swaps	242	3,063	4,530
Interest rate swaps	1,590	603	397
Stock-based compensation expense	8,969	10,029	8,998
Non-cash restructuring charges	2,158	2,515	4,103
Deferred income tax provision	(25,199)	49,991	(33,586)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and notes	32,403	9,023	(37,109)
Inventory	32,478	16,276	29,640
Other current assets	5,547	1,242	(3,801)
Accounts payable and other liabilities	(21,885)	(626)	(606)
Deferred revenue	392	(2,401)	(1,099)
Other	(16)	15,971	(7,986)
Net cash provided by continuing operations	274,072	322,474	216,017
Net cash provided by discontinued operations	—	105,106	163,353
Net cash provided by operating activities	274,072	427,580	379,370

Cash flows from investing activities:
Capital expenditures	(117,572)	(256,142)	(383,841)
Proceeds from sale of property, plant and equipment	41,892	18,767	12,154
Payments for business acquisitions	(13,779)	—	(494,755)
Net cash used in continuing operations	(89,459)	(237,375)	(866,442)
Net cash used in discontinued operations	—	(91,504)	(63,409)
Net cash used in investing activities	(89,459)	(328,879)	(929,851)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	536,500	1,483,258	2,240,299
Repayments of long-term debt	(675,000)	(1,921,758)	(1,727,500)
Payments for debt issuance costs	(2,395)	(6,100)	(6,986)
Payments above face value for redemption of convertible debt	—	—	(15,007)
Payments above face value for redemption of senior notes	—	(6,346)	—
Payments for settlement of interest rate swaps that include financing elements	(3,058)	(3,728)	(3,793)
Net proceeds from the sale of Partnership units	—	1,164	169,471
Proceeds from stock options exercised	—	1,106	12,819
Proceeds from stock issued pursuant to our employee stock purchase plan	—	910	1,812
Purchases of treasury stock	(1,515)	(3,985)	(7,044)
Dividends to Archrock stockholders	(34,921)	(41,584)	(40,319)
Stock-based compensation excess tax benefit	243	1,227	6,151
Contribution from Exterran Corporation	49,176	532,578	—
Cash distributed to Exterran Corporation	—	(52,479)	—
Distributions to noncontrolling partners in the Partnership	(52,072)	(81,779)	(74,856)
Net cash provided by (used in) continuing operations	(183,042)	(97,516)	555,047
Net cash provided by discontinued operations	—	—	3,434
Net cash provided by (used in) financing activities	(183,042)	(97,516)	558,481
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,925)
Net increase in cash and cash equivalents - total operations	1,571	1,185	4,075
Less: Net increase in cash and cash equivalents - discontinued operations	—	—	4,168
Cash and cash equivalents at beginning of period	1,563	378	471
Cash and cash equivalents at end of period	$3,134	$1,563	$378

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized amounts	$77,958	$101,728	$87,407
Income taxes paid (refunded), net	$(3,991)	$2,057	$521

Supplemental disclosure of non-cash transactions:
Accrued capital expenditures	$6,274	$253	$16,568
Non-cash consideration in March 2016 Acquisition	$3,165	$—	$—
Partnership units issued in March 2016 Acquisition	$1,799	$—	$—
Treasury shares issued for redemption of convertible debt	$—	$—	$219,211
Shares acquired from exercise of call options	$—	$—	$(89,407)
Treasury shares issued for exercise of warrants	$—	$88	$22,606
Spin-off of Exterran Corporation	$—	$(29,160)	$—

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We believe that the credit risk in temporary cash investments is limited because our cash is held in accounts with multiple financial institutions. Trade accounts receivable are due from companies of varying size engaged principally in oil and natural gas activities throughout the U.S. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of products and services we provide and the terms of our contract operations customer service agreements. For additional information regarding concentration of revenue and trade accounts receivable see Note 22 (“Reportable Segments and Geographic Information”).

We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2016, 2015 and 2014, we recorded bad debt expense of $3.6 million, $3.1 million and $1.7 million, respectively.

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test is judgmental in nature and involves the use of significant estimates and assumptions, which have a significant impact on the fair value determined. We determined the fair value of our reporting unit using both the expected present value of future cash flows and a market approach. Each approach was weighted 50% in determining our calculated fair value. The present value of future cash flows were estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on earnings before interest expense, provision for income taxes and depreciation and amortization expense of comparable peer companies. Significant estimates for our reporting unit included in our impairment analysis were our cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples.

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

The following table summarizes net income (loss) attributable to Archrock common stockholders used in the calculation of basic and diluted income (loss) per common share (in thousands):

	Years Ended December 31,
	2016	2015	2014
Loss from continuing operations attributable to Archrock stockholders	$(54,129)	$(166,226)	$(44,829)
Income (loss) from discontinued operations, net of tax	(426)	33,677	105,774
Net income (loss) attributable to Archrock shareholders	(54,555)	(132,549)	60,945
Less: Net income attributable to participating securities	(630)	(514)	(495)
Net income (loss) attributable to Archrock common stockholders	$(55,185)	$(133,063)	$60,450

The following table shows the potential shares of common stock that were included in computing diluted income (loss) attributable to Archrock common stockholders per common share (in thousands):

	Years Ended December 31,
	2016	2015	2014
Weighted average common shares outstanding including participating securities	70,468	69,389	67,175
Less: Weighted average participating securities outstanding	(1,475)	(956)	(941)
Weighted average common shares outstanding — used in basic income (loss) per common share	68,993	68,433	66,234
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	*	*	*
On settlement of employee stock purchase plan shares	*	*	*
On exercise of warrants	**	*	*
On conversion of 4.25% convertible senior notes due 2014	**	**	*
Weighted average common shares outstanding — used in diluted income (loss) per common share	68,993	68,433	66,234

*	Excluded from diluted income (loss) per common share as their inclusion would have been anti-dilutive.

**	Not applicable as the debt instrument was not outstanding during the period.

There were no adjustments to net income (loss) attributable to Archrock common stockholders for the diluted earnings (loss) per common share calculation during the years ended December 31, 2016, 2015 and 2014.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted income (loss) attributable to Archrock common stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	597	572	515
On exercise of options and vesting of restricted stock units	60	214	490
On settlement of employee stock purchase plan shares	—	—	1
On exercise of warrants	—	—	10,666
On conversion of 4.25% convertible senior notes due 2014	—	—	7,073
Net dilutive potential common shares issuable	657	786	18,745

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

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax and excluding noncontrolling interest, during the years ended December 31, 2014, 2015 and 2016:

	Derivatives Cash Flow Hedges		Foreign Currency Translation Adjustment		Total
Accumulated other comprehensive income (loss), January 1, 2014	$(1,346)		$38,892		$37,546
Loss recognized in other comprehensive income (loss), net of tax	(1,295)	(1)	(9,370)		(10,665)
(Gain) loss reclassified from accumulated other comprehensive income (loss), net of tax	1,730	(2)	(2,777)	(3)	(1,047)
Other comprehensive income (loss) attributable to Archrock stockholders	435		(12,147)		(11,712)
Accumulated other comprehensive income (loss), December 31, 2014	$(911)		$26,745		$25,834
Gain (loss) recognized in other comprehensive income (loss), net of tax	(2,713)	(4)	2,415		(298)
(Gain) loss reclassified from accumulated other comprehensive income (loss), net of tax	2,054	(5)	(29,160)	(6)	(27,106)
Other comprehensive loss attributable to Archrock stockholders	(659)		(26,745)		(27,404)
Accumulated other comprehensive loss, December 31, 2015	$(1,570)		$—		$(1,570)
Loss recognized in other comprehensive income (loss), net of tax	(1,457)	(7)	—		(1,457)
Loss reclassified from accumulated other comprehensive income (loss), net of tax	1,349	(8)	—		1,349
Other comprehensive loss attributable to Archrock stockholders	(108)		—		(108)
Accumulated other comprehensive loss, December 31, 2016	$(1,678)		$—		$(1,678)

(1)
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

(3)
During the year ended December 31, 2014, we reclassified a gain of $2.8 million related to foreign currency translation adjustments to discontinued operations, net of tax in our consolidated statements of operations. This amount represents cumulative foreign currency translation adjustments associated with Exterran Corporation’s contract operations and aftermarket services businesses in Australia, which were sold in December 2014, that previously had been recognized in accumulated other comprehensive income (loss).

(4)
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

(6)
During the year ended December 31, 2015, we reclassified a gain of $29.2 million related to foreign currency translation adjustments to additional paid in capital, in our consolidated balance sheet. This amount represents cumulative foreign currency translation adjustments associated with the business of Exterran Corporation which were spun-off in November 2015, that previously had been recognized in accumulated other comprehensive income (loss). See Note 3 (‘Discontinued Operations”) for further discussion of the Spin-Off.

(7)
During the year ended December 31, 2016, we recognized a loss of $2.1 million and a tax benefit of $0.6 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative financial instruments.

(8)
During the year ended December 31, 2016, we reclassified a $2.0 million loss to interest expense and a tax benefit of $0.7 million to provision for (benefit from) income taxes in our consolidated statements of operations from accumulated other comprehensive income (loss).

Financial Instruments

Our financial instruments consist of cash, receivables, payables, interest rate swaps and debt. At December 31, 2016 and 2015, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 12 (“Fair Value Measurements”) for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Fixed rate debt	$683,577	$686,000	$680,484	$524,000
Floating rate debt	758,147	759,000	896,398	897,000
Total debt	$1,441,724	$1,445,000	$1,576,882	$1,421,000

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 10 (“Long-Term Debt”) for further details.

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
2. Recent Accounting Developments

Accounting Standards Updates Implemented

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03 (“Update 2015-03”) that addresses the presentation of debt issuance costs. Update 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued Accounting Standards Update 2015-15 (“Update 2015-15”) which clarifies that the guidance in Update 2015-03 does not apply to line-of-credit arrangements. Per Update 2015-15, line-of-credit arrangements will continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. Update 2015-03 was effective for reporting periods beginning after December 15, 2015 on a retrospective basis. We adopted Update 2015-03 in the first quarter of 2016, which resulted in the reclassification of an $11.6 million asset previously presented in intangibles and other assets, net on the condensed consolidated balance sheet to a contra-liability presented in long-term debt on the condensed consolidated balance sheet as of December 31, 2015. See Note 10 (“Long-Term Debt”) for further details.

Accounting Standards Updates Not Yet Implemented

In August 2016, the FASB issued Accounting Standards Update No. 2016-15 (“Update 2016-15”) which addresses diversity in practice and simplifies several elements of cash flow classification, including how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Update 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Update 2016-15 will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Early adoption is permitted. We are currently evaluating the impact of Update 2016-15 on our consolidated financial statements.

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

In July 2015, the FASB issued an Accounting Standards Update No. 2015-11 (“Update 2015-11’) that will require an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. For public business entities, this update is effective on a prospective basis for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this update on our financial statements.

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

The Company is in the process of assessing our customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized in comparison with current guidance, as well as assessing the enhanced disclosure requirements of the new guidance. Under current guidance we generally recognize revenue when service is provided or products are delivered to the customer. Under the proposed requirements, the nature of some of our contractual provisions, may result in a change in the timing of recognition and the need to estimate revenue in some cases. In addition, we are also evaluating expenses that will meet the criteria for capitalization and amortization under the updated guidance. We are still determining the materiality of the impact of these changes on our consolidated financial statements. The impacts noted are not all inclusive of the impacts that adoption of the updates will have on our consolidated financial statements but reflect our current expectations. We anticipate adoption of the updated guidance effective January 1, 2018.

3. Discontinued Operations

Spin-off of Exterran Corporation

On November 3, 2015 (the “Distribution Date”), we completed the spin-off (the “Spin-off”) of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation. To effect the Spin-off, we distributed on the Distribution Date, on a pro rata basis, all of the shares of Exterran Corporation common stock to our stockholders as of October 27, 2015 (the “Record Date”). Archrock stockholders received one share of Exterran Corporation common stock for every two shares of our common stock held at the close of business on the Record Date. Upon the completion of the Spin-off, we were renamed “Archrock, Inc.” and, on November 4, 2015, the ticker symbol for our common stock on the New York Stock Exchange was changed to “AROC.” Following the completion of the Spin-off, we and Exterran Corporation are independent, publicly traded companies with separate public ownership, boards of directors and management, and we continue to own and operate the U.S. contract operations and U.S. aftermarket services businesses that we previously owned. Additionally, we continue to hold our interests in the Partnership, which include the sole general partner interest and certain limited partner interests, as well as all of the incentive distribution rights in the Partnership. Effective on the Distribution Date, the Partnership was renamed “Archrock Partners, L.P.,” and, on November 4, 2015, the ticker symbol for its common units on the Nasdaq Global Select Market was changed to “APLP.” Exterran Corporation’s business following the Spin-off has been reported as discontinued operations, net of tax, in our consolidated statement of operations for all periods presented and was previously included in the international contract operations segment, fabrication segment and aftermarket services segment. Following the Spin-off, we no longer operate in the international contract operations or fabrication segments and our operations in the aftermarket services segment are now limited to domestic operations.

In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation on the Distribution Date:

•
The separation and distribution agreement contains the key provisions relating to the separation of our business from Exterran Corporation’s business. The separation and distribution agreement identifies the assets and rights that were transferred, liabilities that were assumed or retained and contracts and related matters that were assigned to us or Exterran Corporation in the Spin-off and describes how these transfers, assumptions and assignments occurred. Pursuant to the separation and distribution agreement, on the Distribution Date, a subsidiary of Exterran Corporation transferred net proceeds of $532.6 million from borrowings under the Exterran Corporation credit facility to us to allow for the repayment of a portion of our indebtedness. On the Distribution Date, we terminated our former credit facility and repaid all borrowings and accrued and unpaid interest outstanding on the repayment date totaling $326.5 million. Our new capital structure includes a $350.0 million revolving credit facility that became available on the Distribution Date. On December 4, 2015, we redeemed for cash the $350.0 million aggregate principal amount of our 7.25% senior notes due December 2018 (the “7.25% Notes”), at a redemption price equal to 101.813% of the principal amount thereof plus accrued but unpaid interest to the redemption date for $369.2 million. In addition, the separation and distribution agreement contains certain noncompetition provisions addressing restrictions for three years after the Spin-off on Exterran Corporation’s ability to provide contract operations and aftermarket services in the United States and on our ability to provide contract operations and aftermarket services outside of the United States and to provide products for sale worldwide that compete with Exterran Corporation’s current product sales business, subject to certain exceptions. The separation and distribution agreement also governs the treatment of aspects relating to indemnification, insurance, confidentiality and cooperation. Additionally, the separation and distribution agreement specifies our right to receive payments from a subsidiary of Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation’s subsidiaries from PDVSA Gas, S.A. (“PDVSA Gas”) in respect of the sale of Exterran Corporation’s subsidiaries’ and joint ventures’ previously nationalized assets promptly after such amounts are collected by Exterran Corporation’s subsidiaries. During 2016, Exterran Corporation received installment payments of $49.2 million from PDVSA Gas relating to these sales and transferred cash to us equal to that amount. Exterran Corporation or its subsidiary was due to receive the remaining principal amount as of December 31, 2016 of approximately $37.5 million. As these remaining proceeds are received, Exterran Corporation intends to contribute to us an amount equal to such proceeds pursuant to the terms of the separation and distribution agreement. In January 2017, Exterran Corporation received an additional installment payment, including an annual charge, of $19.7 million from PDVSA Gas relating to its subsidiaries’ previously nationalized assets and transferred cash to us equal to that amount. The separation and distribution agreement also specifies our right to receive a $25.0 million cash payment from a subsidiary of Exterran Corporation promptly following the occurrence of a qualified capital raise as defined in the Exterran Corporation credit agreement.

•
The tax matters agreement governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes. Subject to the provisions of this agreement Exterran Corporation and us agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of December 31, 2016, we classified $6.6 million of unrecognized tax benefits (including interest and penalties) as long-term liability associated with discontinued operations since it relates to operations of Exterran Corporation prior to the Spin-off. We have also recorded an offsetting $6.6 million indemnification asset related to this reserve as long-term assets associated with discontinued operations.

•
The employee matters agreement governs the allocation of liabilities and responsibilities between us and Exterran Corporation relating to employee compensation and benefit plans and programs, including the treatment of retirement, health and welfare plans and equity and other incentive plans and awards. The agreement contains provisions regarding stock-based compensation. See Note 17 (“Stock-Based Compensation and Awards”) for additional information relating to the Archrock Stock Incentive Plan.

•
The transition services agreement sets forth the terms on which Exterran Corporation provides to us, and we provide to Exterran Corporation, on a temporary basis, certain services or functions that the companies historically shared. Transition services provided to us by Exterran Corporation and to Exterran Corporation by us include accounting, administrative, payroll, human resources, environmental health and safety, real estate, fleet, financial audit support, legal, tax, treasury and other support and corporate services, and each service is provided at a predetermined rate set forth in the transition services agreement. Each service provided under the agreement has its own duration generally less than one year and not more than two years, extension terms and monthly cost, and the transition services agreement will terminate upon cessation of all services provided thereunder. For the year ended December 31, 2016, we recorded other income of $0.5 million and selling, general and administrative (“SG&A”) expense of $1.0 million associated with the services under the transition services agreement. For the period from November 4, 2015 through December 31, 2015, we recorded other income of $0.4 million and SG&A expense of $0.6 million associated with the services under the transition services agreement.

•
The supply agreement sets forth the terms under which Exterran Corporation provides manufactured equipment, including the design, engineering, manufacturing and sale of natural gas compression equipment, on an exclusive basis to us and the Partnership. This supply agreement has an initial term of two years, subject to certain cancellation conditions, and is extendible for additional one-year terms by mutual agreement of the parties. Pursuant to the supply agreement, we and the Partnership are each required to purchase our respective requirements of newly-manufactured compression equipment from Exterran Corporation, subject to certain exceptions. For the year ended December 31, 2016, we purchased $59.0 million of newly-manufactured compression equipment from Exterran Corporation. For the period from November 4, 2015 through December 31, 2015, we purchased $44.4 million of newly-manufactured compression equipment from Exterran Corporation.

•
The storage agreements set forth the terms under which Exterran Corporation provides each of us and the Partnership with storage space for equipment purchased under the supply agreement, as well as the terms under which we provide storage space to Exterran Corporation for certain of its equipment.

•
The services agreements set forth the terms under which Exterran Corporation provides us (or our customers on our behalf) with engineering, preservation and installation and commissioning services and we provide Exterran Corporation (or its customers on its behalf) with make-ready, parts sales, preservation and installation and commissioning services. These services agreements will continue in effect until terminated by either party on 30 days’ written notice.

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

The following tables summarize the operating results of discontinued operations (in thousands):

	Years Ended December 31,
	2016	2015			2014
	Exterran Corporation	Exterran Corporation(1)	Contract Water Treatment Business	Total	Exterran Corporation	Contract Water Treatment Business	Total
Revenue	$—	$1,401,908	$—	$1,401,908	$1,912,441	$—	$1,912,441
Cost of sales (excluding depreciation and amortization expense)	—	1,022,756	222	1,022,978	1,373,537	479	1,374,016
Selling, general and administrative	—	171,912	—	171,912	245,103	30	245,133
Depreciation and amortization	—	124,605	—	124,605	174,191	—	174,191
Long-lived asset impairment	—	14,264	—	14,264	3,851	319	4,170
Restructuring charges	—	43,884	—	43,884	2,159	—	2,159
Interest expense	—	1,578	—	1,578	1,905	—	1,905
Equity in income of non-consolidated affiliates	—	(15,152)	—	(15,152)	(14,553)	—	(14,553)
Other (income) loss, net (2)	37	(24,796)	—	(24,796)	(67,982)	(27)	(68,009)
Income (loss) from discontinued operations before income taxes	(37)	62,857	(222)	62,635	194,230	(801)	193,429
Provision for (benefit from) income taxes	389	29,046	(88)	28,958	87,932	(277)	87,655
Income (loss) from discontinued operations, net of tax	$(426)	$33,811	$(134)	$33,677	$106,298	$(524)	$105,774

(1)	Includes the results of operations of Exterran Corporation and costs directly attributable to the Spin-off.

(2)
Includes income from discontinued operations, net of tax, related to previously discontinued Venezuela operations of $56.8 million and $73.2 million for the year ended December 31, 2015 and 2014, respectively.

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	December 31, 2016			December 31, 2015
	Exterran Corporation	Contract Water Treatment Business	Total	Exterran Corporation	Contract Water Treatment Business	Total
Other current assets	$923	$—	$923	$420	$—	$420
Total current assets associated with discontinued operations	923	—	923	420	—	420
Intangibles and other assets, net	6,575	—	6,575	5,714	—	5,714
Deferred income taxes	54	13,445	13,499	—	15,486	15,486
Total assets associated with discontinued operations	$7,552	$13,445	$20,997	$6,134	$15,486	$21,620
Deferred income taxes	$—	$—	$—	$420	$—	$420
Other current liabilities	909	—	909	—	—	—
Total current liabilities associated with discontinued operations	909	—	909	420	—	420
Deferred income taxes	6,575	—	6,575	5,714	—	5,714
Total liabilities associated with discontinued operations	$7,484	$—	$7,484	$6,134	$—	$6,134

4. Business Acquisitions

March 2016 Acquisition

On March 1, 2016, the Partnership completed an acquisition of contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The $18.8 million purchase price was funded with $13.8 million in borrowings under the Partnership’s revolving credit facility, a non-cash exchange of 24 Partnership compressor units for $3.2 million, and the issuance of 257,000 of the Partnership’s common units for $1.8 million. In connection with this acquisition, the Partnership issued and sold to Archrock General Partner, L.P. (“GP”), our wholly owned subsidiary and the Partnership’s general partner, 5,205 general partner units to maintain GP’s approximate 2% general partner interest in the Partnership. This acquisition by the Partnership is referred to as the “March 2016 Acquisition.” During the year ended December 31, 2016, the Partnership incurred transaction costs of approximately $0.2 million related to the March 2016 Acquisition, which is reflected in other income, net, in our consolidated statement of operations.

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

The amount of finite life intangible assets, and their associated average useful lives, was determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, and consisted of the following:

	Amount (in thousands)	Average Useful Life
Contract based	$3,839	2.3 years

The results of operations attributable to the assets acquired in the March 2016 Acquisition have been included in our consolidated financial statements as part of our contract operations segment since the date of acquisition.

Pro forma financial information is not presented for the March 2016 Acquisition as it is immaterial to our reporting results.

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

Unaudited Pro Forma Financial Information

The unaudited Pro forma financial information for the years ended December 31, 2014 has been included to give effect to the additional assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition. The August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition are presented in the unaudited pro forma financial information as though these transactions occurred as of January 1, 2013. The unaudited pro forma financial information reflects the following transactions:

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

The following table shows unaudited pro forma financial information for the year ended December 31, 2014 (in thousands, except per share amounts):

Year Ended December 31, 2014
Revenue	$996,961
Net income attributable to Archrock common stockholders	$100,208
Basic net income per common share attributable to Archrock common stockholders	$1.51
Diluted net income per common share attributable to Archrock common stockholders	$1.51
5. Inventory

Inventory consisted of the following amounts (in thousands):

	December 31,
	2016	2015
Parts and supplies	$80,641	$109,634
Work in progress	13,160	19,777
Inventory	$93,801	$129,411

During the years ended December 31, 2016, 2015 and 2014, we recorded $3.2 million, $4.3 million and $8.9 million, respectively, in inventory write-downs and reserves for inventory which was obsolete, excess or carried at a price above market value. As of December 31, 2016 and 2015, we had inventory reserves of $3.3 million and $9.8 million, respectively.

6. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2016	2015
Compression equipment, facilities and other fleet assets	$3,147,708	$3,292,364
Land and buildings	48,964	53,175
Transportation and shop equipment	102,312	108,998
Other	108,500	109,291
	3,407,484	3,563,828
Accumulated depreciation	(1,328,385)	(1,296,040)
Property, plant and equipment, net	$2,079,099	$2,267,788

Depreciation expense was $191.1 million, $212.0 million and $200.0 million during the years ended December 31, 2016, 2015 and 2014, respectively. Assets under construction of $29.3 million and $71.1 million were primarily included in compression equipment, facilities and other fleet assets at December 31, 2016 and 2015, respectively. We capitalized $0.3 million and $0.2 million of interest related to construction in process during the years ended December 31, 2015 and 2014, respectively.
7. Goodwill
Beginning in late 2014 and extending throughout 2015, the energy markets experienced a significant reduction in oil and natural gas prices which has had a significant impact on the financial performance and operating results of many oil and natural gas companies. Such declines accelerated in the fourth quarter of 2015, resulting in higher borrowing costs for companies and a substantial reduction in forecasted capital spending across the energy industry leading to lower projected growth rates over the short-term. Such declines impacted our future cash flow forecasts, our market capitalization, and the market capitalization of peer companies. We identified these conditions as a triggering event, which required us to perform a two-step goodwill impairment test as of December 31, 2015. Accordingly, we recorded a full impairment of our remaining goodwill in the fourth quarter of 2015 of $3.7 million. During the first quarter of 2016, we finalized the impairment analysis which did not result in an adjustment to the impairment recognized. See Note 1 (“Organization and Significant Accounting Policies”) for further discussion related to our goodwill analysis.

For the year ended December 31, 2014, we determined that there was no impairment of goodwill.

For the year ended December 31, 2016, there were no additions or acquisitions that resulted in the recognition of goodwill.

During the year ended December 31, 2014, we acquired $3.7 million in goodwill associated with the August 2014 MidCon Acquisition.

The following table presents the change in the carrying value of goodwill for the year ended December 31, 2015 (in thousands):

December 31, 2015
Goodwill as of January 1, 2015	$3,738
Goodwill acquired during year	—
Impairment losses	(3,738)
Goodwill as of December 31, 2015	$—

8. Intangible and Other Assets, net

Intangible and other assets, net, consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred financing costs, net(1)	$7,251	$9,029
Intangible assets, net	86,697	100,822
Other	5,973	11,038
Intangibles and other assets, net	$99,921	$120,889

(1) Represents deferred financing costs, net associated with our revolving credit facility and the Partnership’s revolving credit facility. See Note 10 (“Long-Term Debt”) for further details.

Intangible assets and deferred financing costs consisted of the following (in thousands):

	December 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Marketing related (5 year life)	$—	$—	$330	$(312)
Customer related (10-25 year life)	107,008	(59,551)	107,008	(53,957)
Contract based (3-7 year life)	68,395	(29,155)	74,336	(26,583)
Intangible assets	$175,403	$(88,706)	$181,674	$(80,852)

Amortization of intangible assets totaled $17.9 million, $17.1 million and $12.3 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2017	$17,694
2018	16,499
2019	13,047
2020	9,562
2021	4,687
Thereafter	25,208
Total	$86,697
9. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued salaries and other benefits	$25,427	$27,066
Accrued income and other taxes	13,742	15,006
Accrued interest	12,392	12,675
Interest rate swaps fair value	3,226	4,608
Accrued other liabilities	14,852	20,698
Accrued liabilities	$69,639	$80,053

10. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2016	2015
Revolving credit facility due November 2020	$99,000	$166,500

Partnership’s revolving credit facility due May 2018	509,500	580,500

Partnership’s term loan facility due May 2018	150,000	150,000
Less: Deferred financing costs, net of amortization	(353)	(602)
	149,647	149,398

Partnership’s 6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(3,213)	(3,862)
Less: Deferred financing costs, net of amortization	(4,366)	(5,396)
	342,421	340,742

Partnership’s 6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(4,076)	(4,673)
Less: Deferred financing costs, net of amortization	(4,768)	(5,585)
	341,156	339,742
	—
Long-term debt	$1,441,724	$1,576,882
Archrock Revolving Credit Facility
In October 2015, in connection with the Spin-off, we entered into a five-year, $350.0 million revolving credit facility (the “Credit Facility”). Our ability to borrow under the Credit Facility was subject to the satisfaction of certain conditions precedent, including (i) the payoff and termination of our former credit facility and (ii) the consummation of the Spin-off on or before January 4, 2016 (the date on which those conditions are satisfied is referred to as the “Archrock Initial Availability Date”). On November 3, 2015, we terminated our former credit facility, repaid $326.5 million in borrowings and accrued and unpaid interest outstanding on the repayment date and completed the Spin-off. Accordingly, the Archrock Initial Availability Date was November 3, 2015, and the Credit Facility will mature in November 2020. We incurred approximately $0.7 million and $3.7 million in transaction costs related to amendments of the Credit Facility during the years ended December 31, 2016 and 2015, respectively. These costs are included in Intangibles and other assets, net and will be amortized over the term of the facility. As a result of the modification, we wrote-off $0.4 million related to unamortized deferred financing costs associated with the former credit facility in the fourth quarter of 2015, which is included in interest expense in our consolidated statements of operations. As of December 31, 2016, we had $99.0 million in outstanding borrowings and $10.0 million in outstanding letters of credit under the Credit Facility. As of December 31, 2016, we had undrawn capacity of $241.0 million under our revolving credit facility. Our Credit Facility limits our Total Debt (as defined in the Credit Facility) to EBITDA ratio (as defined in the Credit Facility) to not greater than 4.25 to 1.0. As a result of this limitation, $195.3 million of the $241.0 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of December 31, 2016.

Borrowings under the Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.75% to 2.75% and (ii) in the case of base rate loans, from 0.75% to 1.75%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2016, all amounts outstanding under the Credit Facility were LIBOR loans and the applicable margin was 1.75%. The weighted average annual interest rate at both December 31, 2016 and 2015 on the outstanding balance under the Credit Facility was 2.54% and 2.1%, respectively.

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

As a result of delayed filings, on May 10, 2016, July 21, 2016, September 21, 2016 and December 9, 2016, we entered into amendments to the Credit Facility (as amended, the “Amended Credit Facility”) with Wells Fargo, as the administrative agent, and various financial institutions as lenders.

Under the Amended Credit Facility, the lenders waived, among other things, (1) any potential event of default arising under the Credit Facility as a result of the potential inaccuracy of certain representations and warranties regarding our prior period financial information and previously delivered compliance certificate for the 2015 fiscal year and (2) any requirement that we make any representations and warranties as to our prior period financial statements and other prior period financial information. The Amended Credit Facility extended the deadline to no later than March 31, 2017 by which we were required to deliver to the lenders our quarterly reports for the fiscal quarters ended March 31, 2016, June 30, 2016 and September 30, 2016 and the related compliance certificates demonstrating compliance with the financial covenants set forth in the Credit Facility. On February 14, 2017, we delivered our 2016 quarterly reports and the related compliance certificates to the lenders.

The Amended Credit Facility also, among other things:

•
added a condition precedent to the borrowing of loans that, after giving effect to the application of the proceeds of each borrowing, our consolidated cash balance (as defined in the Amended Credit Facility) will not exceed $35,000,000; and

•
added a requirement that if our consolidated cash balance (as defined in the Amended Credit Facility) exceeds $35,000,000 as of the end of any business day, then we prepay any revolving loans then outstanding in an amount equal to the lesser of (i) such excess amount and (ii) the aggregate amount of the revolving loans then outstanding.

The Partnership Revolving Credit Facility and Term Loan

In November 2010, the Partnership amended and restated its senior secured credit agreement (the “Partnership Credit Agreement”) to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. In March 2013, the Partnership amended its Credit Agreement to reduce the borrowing capacity under its revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. In February 2015, the Partnership amended the Partnership Credit Agreement, which among other things, increased the borrowing capacity under its revolving credit facility to $900.0 million. In May 2016, the Partnership further amended its Partnership Credit Agreement to, among other things, decrease the borrowing capacity under its revolving credit facility to $825.0 million. Prior to this amendment, the Partnership was able to increase the aggregate commitments under the Partnership Credit Agreement by up to an additional $50 million subject to certain conditions, including the approval of the lenders. As a result of this amendment and subject to certain conditions, including the approval of the lenders, the Partnership is able to increase the aggregate commitments under the Partnership Credit Agreement by up to an additional $125 million. As of December 31, 2016, the Partnership had undrawn and available capacity of $315.5 million under its revolving credit facility.

As a result of the May 2016 amendment to the Partnership’s Credit Agreement, we expensed $0.4 million of unamortized deferred financing costs, which is reflected in interest expense in our consolidated statements of operations during the year ended December 31, 2016. During the years ended December 31, 2016 and 2015, we incurred transaction costs of approximately $1.7 million and $1.3 million, respectively, related to the amendments to the Partnership Credit Agreement. Unamortized deferred financing costs related to the Partnership’s revolving credit facility were included in intangible and other assets, net, and are being amortized to interest expense over the terms of the facility. Unamortized deferred financing cost related to the Partnership’s term loan were included in long-term debt as a direct deduction from the carrying amount of the term loan debt and are being amortized to interest expense.

The Partnership’s revolving credit and term loan facilities bear interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2016, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 3.0%. The weighted average annual interest rate on the outstanding balance of these facilities at December 31, 2016 and 2015, excluding the effect of interest rate swaps, was 3.7% and 2.8%, respectively.

Borrowings under the Partnership Credit Agreement are secured by substantially all of the U.S. personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Agreement).

The Partnership Credit Agreement contains various covenants with which the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Partnership Credit Agreement also contains various covenants, which have been amended effective March 31, 2016, requiring mandatory prepayments from the net cash proceeds of certain asset transfers. In addition, if as of any date we have cash and cash equivalents (other than proceeds from a debt or equity issuance in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Credit Agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the revolving credit facility.

The Partnership must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to Total Interest Expense (as defined in the Partnership Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 5.95 to 1.0 through the fourth quarter of 2017, 5.75 to 1.0 in the first quarter of 2018 and 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) thereafter and a ratio of Senior Secured Debt (as defined in the Partnership Credit Agreement) to EBITDA of not greater than 3.5 to 1.0 through the fourth quarter of 2017, 3.75 to 1.0 in the first quarter of 2018 and 4.0 to 1.0 thereafter. A material adverse effect with respect to the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts the Partnership’s ability to perform its obligations under the Partnership Credit Agreement, could lead to a default under that agreement. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreements, which would accelerate the Partnership’s obligation to repay its indebtedness under those agreements. As of December 31, 2016, the Partnership was in compliance with all financial covenants under the Partnership Credit Agreement.

The Partnership 6% Senior Notes Due April 2021

In March 2013, the Partnership issued $350.0 million aggregate principal amount of 6% senior notes due April 2021 (the “Partnership 2013 Notes”). The Partnership used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under its revolving credit facility. The Partnership incurred $7.8 million in transaction costs related to this issuance. Unamortized deferred financing costs were included in long-term debt as a direct deduction from the carrying amount of the Partnership 2013 Notes, and are being amortized to interest expense over the term of the Partnership 2013 Notes. The Partnership 2013 Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. During the years ended December 31, 2016, 2015 and 2014, the Partnership recognized $0.6 million, $0.6 million and $0.5 million, respectively, of interest expense related to amortization of the debt discount. In January 2014, holders of the Partnership 2013 Notes exchanged their Partnership 2013 Notes for registered notes with the same terms.

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

The Partnership 6% Senior Notes Due October 2022

In April 2014, the Partnership issued $350.0 million aggregate principal amount of the Partnership 2014 Notes. The Partnership received net proceeds of $337.4 million, after original issuance discount and issuance costs, from this offering, which it used to fund a portion of the April 2014 MidCon Acquisition and repay borrowings under its revolving credit facility. The Partnership incurred $7.0 million in transaction costs related to this issuance. Unamortized deferred financing costs were included in long-term debt as a direct deduction from the carrying amount of the Partnership 2014 Notes, and are being amortized to interest expense over the term of the Partnership 2014 Notes. The Partnership 2014 Notes were issued at an original issuance discount of $5.7 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. During the years ended December 31, 2016, 2015 and 2014, the Partnership recognized $0.6 million, $0.6 million, and $0.5 million, respectively, of interest expense related to amortization of the debt discount. In February 2015, holders of the Partnership 2014 Notes exchanged their Partnership 2014 Notes for registered notes with the same terms.

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

GAAP requires that the liability and equity components of certain convertible debt instruments that may be settled in cash upon conversion be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. Upon issuance of our 4.25% Notes, $97.9 million was recorded as a debt discount and reflected in equity related to the convertible feature of these notes. The discount on the 4.25% Notes was amortized using the effective interest method through June 30, 2014. During the year ended December 31, 2014, we recognized $6.9 million of interest expense related to the contractual interest coupon, respectively. During the year ended December 31, 2014, we recognized $11.3 million of interest expense related to the amortization of the debt discount. The effective interest rate on the debt component of these notes was 11.67%.

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

Debt Compliance

We were in compliance with our debt covenants as of December 31, 2016. If we fail to remain in compliance with our financial covenants we would be in default under our credit agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impact our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements.

Long-Term Debt Maturity Schedule

Contractual maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2016 are as follows (in thousands):

December 31, 2016
2017	$—
2018 (1)	659,500
2019	—
2020	99,000
2021 (1)	350,000
Thereafter (1)	350,000
Total debt (1)	$1,458,500

(1)
These amounts include the full face value of the Partnership’s term loan, 2013 Notes and 2014 Notes and have not been reduced by the aggregate unamortized discount of $7.3 million and the aggregate unamortized deferred financing costs, net of $9.5 million as of December 31, 2016.

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

Interest Rate Risk

At December 31, 2016, the Partnership was a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates:

Notional Value
Expiration Date	(in millions)
May 2018	$300
May 2019	100
May 2020	100
$500
As of December 31, 2016, the weighted average effective fixed interest rate on the interest rate swaps was 1.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded an immaterial amount of interest income during the year ended December 31, 2016 as compared to $0.4 million of interest income during the year ended December 31, 2015 due to ineffectiveness related to interest rate swaps. There was no ineffectiveness related to interest rate swaps during the year ended December 31, 2014. We estimate that $3.5 million of deferred pre-tax losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at December 31, 2016, will be reclassified into earnings as interest expense at then current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our consolidated statements of cash flows.
The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

		Fair Value Asset (Liability)
	Balance Sheet Location	December 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	Intangible and other assets, net	$413	$45
Interest rate swaps	Accrued liabilities	(3,226)	(4,608)
Interest rate swaps	Other long-term liabilities	(377)	(1,421)
Total derivatives		$(3,190)	$(5,984)

	Pre-tax Loss Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre-tax Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps
Year ended December 31, 2016	$(3,069)	Interest expense	$(4,698)
Year ended December 31, 2015	(8,901)	Interest expense	(7,259)
Year ended December 31, 2014	(5,879)	Interest expense	(5,657)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, with pricing levels as of the date of valuation (in thousands):

	December 31, 2016			December 31, 2015
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$—	$413	$—	$—	$45	$—
Interest rate swaps liability	—	(3,603)	—	—	(6,029)	—

On a quarterly basis, the interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2016 and 2015, with pricing levels as of the date of valuation (in thousands):

	December 31, 2016			December 31, 2015
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$6,460	$—	$—	$12,565

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
13. Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the year ended December 31, 2016, we reviewed the future deployment of our idle compression assets used in our contract operations segment for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 655 idle compressor units totaling approximately 262,000 horsepower would be retired from the active fleet during the year ended December 31, 2016. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $76.6 million asset impairment to reduce the book value of each unit to its estimated fair value during the year ended December 31, 2016. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the year ended December 31, 2016, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $10.8 million during the year ended December 31, 2016, to reduce the book value of each unit to its estimated fair value.
During the year ended December 31, 2015, we reviewed the future deployment of our idle compression assets used in our contract operations segment for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 900 idle compressor units totaling approximately 371,000 horsepower would be retired from the active fleet during the year ended December 31, 2015. The retirement of these units from the active fleet triggered review of these assets for impairment. As a result, we recorded a $111.7 million asset impairment to reduce the book value of each unit to its estimated fair value during the year ended December 31, 2015. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

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

14. Restructuring and Other Charges

In the first quarter of 2016, we determined to undertake a cost reduction program to reduce our on-going operating expenses, including workforce reductions and closure of certain make-ready shops. These actions were a result of our review of our businesses and efforts to efficiently manage cost and maintain our businesses in line with then current and expected activity levels and anticipated make-ready demand in the U.S. market. During the year ended December 31, 2016, we incurred $13.3 million of restructuring and other charges as a result of this plan primarily related to severance benefits and consulting fees. These charges are reflected as restructuring and other charges in our consolidated statement of operations. The cost reduction program under this plan was completed during the fourth quarter of 2016.
The following table presents the expense incurred under this plan by reportable segment (in thousands):

	Contract Operations	Aftermarket Services	Other (1)	Total
Year Ended December 31, 2016	$3,424	$1,113	$8,791	$13,328

(1)	Represents expenses incurred under this plan that are not directly attributable to our reportable segments including severance benefits and consulting fees incurred within the corporate function.
As discussed in Note 3 (“Discontinued Operations”), we completed the Spin-off of Exterran Corporation on November 3, 2015. During the year ended December 31, 2016 and 2015, we incurred $3.6 million and $4.1 million, respectively, of costs associated with the Spin-off which were directly attributable to Archrock and are summarized below. The restructuring charges associated with the Spin-off have not been allocated to the segments because they primarily represent costs incurred within the corporate function. Restructuring charges incurred in 2015 and 2014 in conjunction with completion of the Spin-off or directly associated with the Exterran Corporation business are included in discontinued operations in our consolidated statements of operations. As of December 31, 2016 and 2015, we had an accrued liability balance of $0.7 million and $0.9 million for retention and severance benefits incurred. We expect to incur an additional $1.5 million in 2017 related to retention payments.

In the second quarter of 2015 we announced a cost reduction plan primarily focused on workforce reductions. During the year ended December 31, 2015, we incurred $0.6 million of restructuring and other charges as a result of this plan primarily related to termination benefits. These charges are reflected as restructuring and other charges in our consolidated statement of operations.

In January 2014, we announced a plan to centralize our make-ready operations to improve the cost and efficiency of our shops and further enhance the competitiveness of our fleet of compressors. As part of this plan, we examined both recent and anticipated changes in the U.S. market, including the throughput demand of our shops and the addition of new equipment to our fleet. To better align our costs and capabilities with the market, we determined to close several of our make-ready shops. The centralization of our make-ready operations was completed in the second quarter of 2015. During the year ended December 31, 2014, we incurred $5.4 million of restructuring and other charges as a result of this plan.

The following table summarizes the changes to our accrued liability balance related to restructuring charges for the years ended December 31, 2014, 2015, and 2016 (in thousands):

	Spin-off	Cost Reduction Plan	Total
Balance at January 1, 2014	$—	$—	$—
Additions for costs expensed	—	5,394	5,394
Less: non-cash expense	—	(4,103)	(4,103)
Reductions for payments	—	(1,291)	(1,291)
Balance at December 31, 2014	$—	$—	$—
Additions for costs expensed	4,135	610	4,745
Less: non-cash expense	(2,515)	—	(2,515)
Reductions for payments	(765)	(610)	(1,375)
Balance at December 31, 2015	$855	$—	$855
Additions for costs expensed	3,573	13,328	16,901
Less: non-cash expense	(1,828)	—	(1,828)
Reductions for payments	(1,888)	(13,328)	(15,216)
Balance at December 31, 2016	$712	$—	$712

The following table summarizes the components of charges included in restructuring and other charges in our consolidated statements of operations for the year ended December 31, 2016, 2015, and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
Retention and severance benefits	$12,374	$3,745	$1,291
Consulting services	4,527	—	—
Non-cash inventory write-downs	—	1,000	4,103
Total restructuring and other charges	$16,901	$4,745	$5,394
15. Income Taxes
The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current tax provision (benefit):
U.S. federal	$—	$556	$23
State	352	1,415	(654)
Total current	352	1,971	(631)
Deferred tax provision (benefit):
U.S. federal	(21,287)	48,450	(23,786)
State	(3,669)	2,768	(3,649)
Total deferred	(24,956)	51,218	(27,435)
Provision for (benefit from) income taxes	$(24,604)	$53,189	$(28,066)

The provision for (benefit from) income taxes for 2016, 2015 and 2014 resulted in effective tax rates on continuing operations of 27.5%, (50.1)% and 62.1%, respectively. The reasons for the differences between these effective tax rates and the U.S. statutory rate of 35% are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Income taxes at U.S. federal statutory rate of 35%	$(31,297)	$(37,165)	$(15,813)
Net state income taxes	416	2,383	(5,253)
Noncontrolling interest	3,204	(2,904)	(11,166)
Unrecognized tax benefits	(2,078)	698	4,063
Valuation allowances and write off of tax attributes	85	88,088	—
Indemnification Revenue / Expense	3,006	77	—
Other	2,060	2,012	103
Provision for (benefit from) income taxes	$(24,604)	$53,189	$(28,066)

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

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$48,949	$8,028
Inventory	1,227	3,642
Alternative minimum tax credit carryforwards	1,496	1,496
Accrued liabilities	9,688	11,466
Other	3,778	4,913
Subtotal	65,138	29,545
Valuation allowances	(633)	(633)
Total deferred tax assets	64,505	28,912
Deferred tax liabilities:
Property, plant and equipment	(28,037)	(53,495)
Basis difference in the Partnership	(199,417)	(148,421)
Other	(4,165)	(5,562)
Total deferred tax liabilities	(231,619)	(207,478)
Net deferred tax liabilities	$(167,114)	$(178,566)

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

At December 31, 2016, we had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $135.0 million and $53.6 million, respectively, included in our NOL deferred tax asset that are available to offset future taxable income. If not used, the federal and state carryforwards will begin to expire in 2025 and 2020, respectively. Alternative minimum tax credit carryforwards of $1.5 million are available to offset future payments of U.S. federal income tax and may be carried forward indefinitely under current U.S. tax law.

Employee share-based compensation attributable to the exercise of stock options and vesting of restricted stock is deductible by us for tax purposes. For post-2005 tax years, to the extent these tax deductions exceed the previously accrued deferred tax benefit for these items the additional tax benefit is not recognized under GAAP until the deduction reduces current taxes payable. For pre-2006 tax years, (prior to the adoption of ASC 718, formerly known as FAS 123R), the additional tax benefit is included in our NOL deferred tax asset with a corresponding valuation allowance negating the benefit. At December 31, 2016, the post-2005 tax benefit not included in our NOL deferred tax asset is $581,000 and the pre-2006 tax benefit included in our NOL deferred tax asset with an offsetting valuation allowance is $633,000.

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

At the time of the Spin-off we had recorded $144.3 million in foreign tax credit deferred tax assets. These deferred tax assets related to foreign tax credits that can be used to reduce our income taxes payable in the current and future years. They will expire if they are not used within the 10-year carryforward period. As a result of the Spin-off it is projected that these Foreign tax credits/deductions allocated to Exterran Corporation will expire unused because Exterran Corporation will not generate sufficient taxable income and foreign source taxable income after the Spin-off to utilize these credits. Therefore, in the fourth quarter of 2015, we wrote off foreign tax credits for the years 2005-2010 in the amount of $48.2 million and set up a valuation allowance for the years 2011-2015 of $37.8 million for a total impact to Archrock’s fourth quarter 2015 tax provision of $86.0 million. The credits and offsetting valuation allowance were allocated to Exterran Corporation for their use in future tax returns.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including discontinued operations) is shown below (in thousands):

	Years Ended December 31,
	2016	2015	2014
Beginning balance	$11,998	$14,595	$11,259
Additions based on tax positions related to current year	271	845	954
Additions based on tax positions related to prior years	862	3,648	2,597
Reductions based on settlement with government authority	—	—	—
Reductions based on lapse of statute of limitations	—	—	(215)
Reductions based on tax positions related to prior years	(3,466)	(592)	—
Reductions based on tax positions transferred to Exterran Corp.	—	(6,498)	—
Ending balance	$9,665	$11,998	$14,595
We had $9.7 million, $12.0 million and $14.6 million of unrecognized tax benefits at December 31, 2016, 2015 and 2014, respectively, which if recognized, would affect the effective tax rate (except for amounts that would be reflected in income from discontinued operations, net of tax). We also have recorded $0.2 million, $0.2 million and $3.3 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions (including discontinued operations) as of December 31, 2016, 2015 and 2014, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of December 31, 2016 and 2015, we have recorded a $6.6 million and $5.7 million indemnification asset (including penalties and interest), respectively, related to unrecognized tax benefits.

We and our subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in numerous state jurisdictions. We are subject to U.S. federal income tax examinations for tax years beginning from 1997 onward and, early in the second quarter of 2011, the Internal Revenue Service (“IRS”) commenced an examination of our U.S. federal income tax returns for the tax years 2006, 2008 and 2009. In October 2012, the IRS completed its examination and issued Revenue Agent’s Reports (“RARs”) that reflected an aggregate over-assessment of $0.9 million. All of the adjustments proposed in the RARs were agreed, except for the disallowance of our telephone excise tax refund (“TETR”) claims of $0.5 million related to the 2006 tax year, for which we filed protests with the Appeals Division of the IRS. We settled with the IRS Appeals Division in December 2013 for more than 90% of our TETR claims and received refunds in the first quarter of 2014. The $0.9 million over-assessment was approved for refund by the Joint Committee on Taxation and was received in the third quarter of 2014. We do not expect any tax adjustments from later tax years that would have a material impact on our consolidated financial position or consolidated results of operations.

State income tax returns are generally subject to examination for a period of three to five years after filing the returns. However, the state impact of any U.S. federal audit adjustments and amendments remains subject to examination by various states for up to one year after formal notification to the states. We are currently involved in a state audit. During 2016, we settled certain years of the state audit, which resulted in a refund of $5.6 million and a reduction of $3.5 million of previously accrued uncertain tax benefits. As of December 31, 2016, we did not have any state audits underway that we believe would have a material impact on our consolidated financial position or consolidated results of operations.

We do not believe any of our unrecognized tax benefits will be reduced before the year ended December 31, 2017 due to the settlement of audits and the expiration of statutes of limitations. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from these estimates.
16. Common Stockholders’ Equity

The Archrock, Inc. (formerly Exterran Holdings, Inc.) 2013 Stock Incentive Plan (the “2013 Plan”) allows us to withhold shares to use upon vesting of restricted stock at the then current market price to cover taxes required to be withheld on the vesting date. We purchased 184,368 of our shares from participants for approximately $1.5 million during 2016 to cover tax withholding. The 2013 Plan is administered by the compensation committee of our board of directors.
17. Stock-Based Compensation and Awards

During the years ended December 31, 2016, 2015 and 2014 we recognized stock based compensation expense in our results of operations of $9.9 million, $10.0 million and $12.8 million, respectively, related to stock options, restricted stock units, performance units, phantom units and the employee stock purchase plan.

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

During the years ended December 31, 2016 and 2015, we did not grant any stock options. The weighted average grant date fair value for stock options granted during the year ended 2014 was $14.47 and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Year Ended December 31, 2014
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

The following table presents stock option activity during the year ended December 31, 2016:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2016	1,247	$18.28
Granted	—	—
Exercised	—	—
Canceled	(500)	20.37
Options outstanding, December 31, 2016	747	16.88	2.0	$1,789
Options exercisable, December 31, 2016	715	16.50	1.9	1,789
Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during 2015 and 2014 was $1.5 million and $16.6 million, respectively. As of December 31, 2016, we expect $0.1 million of unrecognized compensation cost related to unvested stock options to be recognized over the weighted-average period of 0.2 years.

Restricted Stock, Stock-Settled Restricted Stock Units, Performance Units, Cash Settled Restricted Stock Units and Performance Units

For grants of restricted stock, restricted stock units and performance units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the grant date. Our restricted stock and certain of our restricted stock units and performance units include rights to receive dividends or dividend equivalents. We remeasure the fair value of cash- settled restricted stock units and cash-settled performance units and record a cumulative adjustment of the expense previously recognized. Our obligation related to the cash-settled restricted stock units and cash-settled performance units is reflected as a liability in our consolidated balance sheets. Restricted stock, stock-settled restricted stock units, performance units, cash-settled restricted stock units and performance units generally vest one-third per year on each of the first three anniversaries of the grant date, subject to continued services through the applicable vesting date.

The following table presents restricted stock, stock-settled restricted stock unit, performance unit, cash-settled restricted stock unit and cash-settled performance unit activity during the year ended December 31, 2016:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2016	1,155	$18.50
Granted	1,357	6.09
Vested	(817)	15.23
Canceled	(83)	11.43
Non-vested awards, December 31, 2016 (1)	1,612	10.08

(1)
Non-vested awards as of December 31, 2016 are comprised of 259,000 cash settled restricted stock units and cash settled performance units and 1,353,000 restricted shares and stock-settled restricted stock units.

As of December 31, 2016, we expect $10.2 million of unrecognized compensation cost related to unvested restricted stock, stock-settled restricted stock units, and cash-settled restricted stock units to be recognized over the weighted-average period of 1.7 years.

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

Directors’ Stock and Deferral Plan

On August 20, 2007, we adopted the Archrock, Inc. Directors’ Stock and Deferral Plan to provide non-employee members of the board of directors with an opportunity to elect to receive our common stock as payment for a portion or all of their retainer and meeting fees. The number of shares paid each quarter is determined by dividing the dollar amount of fees elected to be paid in common stock by the closing sales price per share of the common stock on the last day of the quarter. In addition, directors who elect to receive a portion or all of their fees in the form of common stock may also elect to defer, until a later date, the receipt of a portion or all of their fees to be received in common stock. We have reserved 100,000 shares under the Directors’ Stock and Deferral Plan, and as of December 31, 2016, 48,022 shares remained available to be issued under the plan.

Partnership Long-Term Incentive Plan

The Partnership’s Long-Term Incentive Plan (the “Partnership Plan”) was adopted in October 2006 for the benefit of the employees, directors and consultants of the Partnership, us and our respective affiliates. A maximum of 1,035,378 common units, common unit options, restricted units and phantom units are available for issuance under the Partnership Plan. The Partnership Plan is administered by the board of directors of Archrock GP LLC, the general partner of the Partnership’s general partner, or a committee thereof (the “Partnership Plan Administrator”).

Phantom units are notional units that entitle the grantee to receive common units upon the vesting of such phantom units or, at the discretion of the Partnership Plan Administrator, cash equal to the fair market value of such common units. Phantom units granted under the Partnership Plan may include nonforfeitable tandem distribution equivalent rights to receive cash distributions on unvested phantom units in the quarter in which distributions are paid on common units. For grants of phantom units, we recognize compensation expense over the vesting period equal to the fair value of the Partnership’s common units at the grant date. Phantom units generally vest one-third per year on each of the first three anniversaries of the grant date, subject to continued service through the applicable vesting date.

Partnership Phantom Units

The following table presents phantom unit activity during the year ended December 31, 2016:

	Phantom Units (in thousands)	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, January 1, 2016	77	$27.01
Granted	190	7.84
Vested	(70)	18.34
Phantom units outstanding, December 31, 2016	197	11.60

As of December 31, 2016, we expect $1.3 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 1.8 years.

18. Cash Dividends

The following table summarizes our dividends per common share:

Declaration Date	Payment Date	Dividends per Common Share	Total Dividends
February 25, 2014	March 28, 2014	$0.1500	$10.0	million
April 29, 2014	May 16, 2014	0.1500	10.0	million
July 31, 2014	August 18, 2014	0.1500	10.0	million
October 30, 2014	November 17, 2014	0.1500	10.3	million
January 30, 2015	February 17, 2015	0.1500	10.3	million
April 28, 2015	May 18, 2015	0.1500	10.4	million
July 30, 2015	August 17, 2015	0.1500	10.5	million
October 18, 2015	October 30, 2015	0.1500	10.4	million
January 26, 2016	February 16, 2016	0.1875	13.1	million
May 2, 2016	May 18, 2016	0.0950	6.7	million
July 27, 2016	August 16, 2016	0.0950	6.7	million
October 31, 2016	November 17, 2016	0.1200	8.4	million

On January 19, 2017, our board of directors declared a quarterly dividend of $0.12 per share of common stock which was paid on February 15, 2017 to stockholders of record at the close of business on February 8, 2017. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.
19. Retirement Benefit Plan

Our 401(k) retirement plan provides for optional employee contributions up to the applicable Internal Revenue Service annual limit and discretionary employer matching contributions. We make discretionary matching contributions to each participant’s account at a rate of (i) 100% of each participant’s first 1% of contributions plus (ii) 50% of each participant’s contributions up to the next 5% of eligible compensation. We recorded matching contributions of $3.8 million, $4.2 million and $5.0 million during 2016, 2015 and 2014, respectively.
20. Transactions Related to the Partnership

At December 31, 2016, Archrock owned an approximately 45% interest in the Partnership. As of December 31, 2016, the Partnership’s fleet included 6,209 compressor units comprising approximately 3.3 million horsepower, or 86% of our and the Partnership’s combined total U.S. horsepower.

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

On November 19, 2016, we sold to the Partnership contract operations customer service agreements with 63 customers and a fleet of 262 compressor units used to provide compression services under those agreements, comprising approximately 147,000 horsepower, or approximately 4% (of then available horsepower) of our and the Partnership’s combined U.S. contract operations business. Total consideration for the transaction was $85.0 million, excluding transaction costs and consisted of the Partnership’s issuance to us of approximately 5.5 million common units and approximately 111,000 general partner units. As a result, adjustments were made to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership. This acquisition is referred to as the “November 2016 Contract Operations Acquisition.”

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
In April 2014, the Partnership sold, pursuant to a public underwritten offering, 6,210,000 common units, including 810,000 common units pursuant to an over-allotment option. The Partnership received net proceeds of $169.5 million, after deducting underwriting discounts, commissions and offering expenses, which it used to fund a portion of the April 2014 MidCon Acquisition. In connection with this sale and as permitted under its partnership agreement, the Partnership issued and sold to GP, in exchange for $3.6 million, approximately 126,000 general partner units to maintain GP’s approximate 2% general partner interest in the Partnership. As a result, adjustments were made to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

The following table presents the effects of changes from net income (loss) attributable to Archrock stockholders and changes in our equity interest of the Partnership on our equity attributable to Archrock stockholders (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net income (loss) attributable to Archrock stockholders	$(54,555)	$(132,549)	$60,945
Increase in Archrock stockholders’ additional paid in capital for change in ownership of Partnership units	18,464	18,386	74,521
Change from net income (loss) attributable to Archrock stockholders and transfers to/from the noncontrolling interest	$(36,091)	$(114,163)	$135,466

21. Commitments and Contingencies

Rent expense for 2016, 2015 and 2014 was approximately $8.9 million, $10.9 million and $9.8 million, respectively. Commitments for future minimum rental payments with terms in excess of one year at December 31, 2016 are as follows (in thousands):

December 31, 2016
2017	$4,892
2018	2,735
2019	1,774
2020	1,443
2021	1,301
Thereafter	576
Total	$12,721
We have issued the following guarantees that are not recorded on our accompanying consolidated balance sheet (dollars in thousands):

	Term	Maximum Potential Undiscounted Payments as of December 31, 2016
Standby letters of credit	2017	$9,969
Performance bonds(1)	2017 - 2020	2,243
Maximum potential undiscounted payments		$12,212

(1)	We have issued guarantees to third parties to ensure performance of our obligations, some of which may be fulfilled by third parties.

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of December 31, 2016 and 2015, we had accrued $1.5 million and $2.7 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows for the period in which the resolution occurs.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of December 31, 2016 and 2015, we recorded a $1.7 million and $1.5 million indemnification liability (including penalties and interest) related to non-income based tax audits, respectively.

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

Litigation and Claims

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem taxes under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. As a result of this new methodology, our ad valorem tax expense (which is reflected in our consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $16.7 million during the year ended December 31, 2016. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $60.7 million as of December 31, 2016, of which approximately $13.7 million has been agreed to by a number of appraisal review boards and county appraisal districts and $47.0 million has been disputed and is currently in litigation. A large number of appraisal review boards denied our position, although some accepted it, and our wholly-owned subsidiary, Archrock Services Leasing LLC, formerly known as EES Leasing LLC (“EES Leasing”), and Archrock Partners’ subsidiary, Archrock Partners Leasing LLC, formerly known as EXLP Leasing LLC (“EXLP Leasing”) filed 176 petitions for review in the appropriate district courts with respect to the 2012 tax year, 109 petitions for review in the appropriate district courts with respect to the 2013 tax year, 115 petitions for review in the appropriate district courts with respect to the 2014 tax year, 120 petitions for review in the appropriate district courts with respect to the 2015 tax year, and as of December 31, 2016, 109 petitions for review in the appropriate district courts with respect to the 2016 tax year.

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

On September 2, 2016, the Texas Supreme Court requested that consolidated merits briefs be filed in EES Leasing’s and EXLP Leasing’s cases against the Loving County Appraisal District, Ward County Appraisal District, and Galveston Central Appraisal District, as well as two similar cases involving different taxpayers. On September 19, 2016, the Supreme Court entered a consolidated briefing schedule for the five cases. Consolidated briefing was completed on February 7, 2017.

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

If our appeals are ultimately unsuccessful, or if the Texas Supreme Court decides to review the matter and rules against us, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. In addition, while we do not expect the ultimate determination of the issue of where the natural gas compressors are taxable under the Heavy Equipment Statutes would have an impact on the amount of taxes due, we could be subject to substantial penalties if we are unsuccessful on this issue. Also, if we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded. If this litigation is resolved against us in whole or in part, or if in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment because of new or revised Texas statutes, we will incur additional taxes and could be subject to substantial penalties and interest, which would impact our future results of operations, financial condition and cash flows and also our ability to pay dividends in the future.

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

In addition, Exterran Corporation’s 2015 Form 10-K/A discloses that it has been cooperating with the SEC in an investigation, including responding to a subpoena for documents related to the restatement of its consolidated and combined financial statements and related disclosures and compliance with the U.S. Foreign Corrupt Practices Act, which are also being provided to the U.S. Department of Justice at its request. Archrock has been assisting Exterran Corporation in responding to this investigation, including providing information regarding periods prior to the Spin-off that is not otherwise in Exterran Corporation’s possession.
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

During each of the years ended December 31, 2016, 2015, and 2014, Williams Partners, L.P. (“Williams Partners”) accounted for approximately 13%, 12% and 10%%, respectively, of our consolidated revenue. No other customer accounted for more than 10% of our consolidated revenue during the years ended December 31, 2016, 2015, and 2014. Additionally, as of December 31, 2016 Williams Partners and Anadarko Petroleum Corporation (“Anadarko”) accounted for approximately 15% and 10% of our total trade accounts receivable balance. As of December 31, 2015 Williams Partners accounted for approximately 13% of our total trade accounts receivable balance.

The following table presents sales and other financial information by reportable segment during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Contract Operations	Aftermarket Services	Reportable Segments Total	Other (1)	Total (2)
2016:
Revenue from external customers	$647,828	$159,241	$807,069	$—	$807,069
Gross margin	400,788	26,362	427,150	—	427,150
Total assets	2,066,277	106,623	2,172,900	220,882	2,393,782
Capital expenditures	111,170	1,123	112,293	5,279	117,572

2015:
Revenue from external customers	$781,166	$216,942	$998,108	$—	$998,108
Gross margin	461,765	41,297	503,062	—	503,062
Total assets	2,248,191	149,008	2,397,199	276,361	2,673,560
Capital expenditures	227,248	2,296	229,544	26,598	256,142

2014:
Revenue from external customers	$729,103	$230,050	$959,153	$—	$959,153
Gross margin	412,961	41,799	454,760	—	454,760
Total assets	2,446,633	62,485	2,509,118	317,032	2,826,150
Capital expenditures	371,734	825	372,559	11,282	383,841

(1)	Includes corporate related items.

(2)	Totals exclude assets, capital expenditures and the operating results of discontinued operations.
The following table presents assets from reportable segments to total assets as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Assets from reportable segments	$2,172,900	$2,397,199
Other assets (1)	220,882	276,361
Assets associated with discontinued operations	20,997	21,620
Consolidated assets	$2,414,779	$2,695,180

(1)	Includes corporate related items.

The following table reconciles total gross margin to loss before income taxes:

	Year Ended December 31,
	2016	2015	2014
Total gross margin	$427,150	$503,062	$454,760
Less:
Selling general and administrative	114,470	131,919	132,651
Depreciation and amortization	208,986	229,127	212,268
Long-lived asset impairment	87,435	124,979	42,828
Restatement Charges	13,470	—	—
Restructuring and other charges	16,901	4,745	5,394
Goodwill impairment	—	3,738	—
Interest expense	83,899	107,617	112,273
Debt extinguishment costs	—	9,201	—
Other (income) loss, net	(8,590)	(2,079)	(5,475)
Loss before income taxes	$(89,421)	$(106,185)	$(45,179)
23. Selected Quarterly Financial Data (Unaudited)

In management’s opinion, the summarized quarterly financial data below (in thousands, except per share amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our consolidated financial position and results of operations for the respective periods.

	March 31, 2016(1)	June 30, 2016(2)	September 30, 2016(3)	December 31, 2016(4)
Revenue from external customers	$213,295	$204,145	$195,849	$193,780
Gross profit(9)	61,253	54,674	43,587	9,634
Net income (loss) attributable to Archrock stockholders	(1,819)	(4,477)	(9,648)	(38,611)
Net income (loss) attributable to Archrock common stockholders per share:
Basic	$(0.03)	$(0.07)	$(0.14)	$(0.56)
Diluted	(0.03)	(0.07)	(0.14)	(0.56)

	March 31, 2015(5)	June 30, 2015(6)	September 30, 2015(7)	December 31, 2015(8)
Revenue from external customers	$252,873	$255,062	$248,863	$241,310
Gross profit(9)	70,797	67,643	52,949	(21,541)
Net income (loss) attributable to Archrock stockholders	31,027	(24,176)	(9,910)	(129,490)
Net income (loss) attributable to Archrock common stockholders per share:
Basic	$0.45	$(0.35)	$(0.15)	$(1.89)
Diluted	0.45	(0.35)	(0.15)	(1.89)

(1)
In the first quarter of 2016, we recorded $9.9 million of long-lived asset impairments (see Note 13 (“Long-Lived Asset Impairment”)) and $8.1 million of restructuring and other charges (see Note 14 (“Restructuring and Other Charges”).

(2)
In the second quarter of 2016, we recorded a $26 thousand of loss from discontinued operations, net of tax (see Note 3 (“Discontinued Operations”)), $13.8 million of long-lived asset impairments (see Note 13 (“Long-Lived Asset Impairment”) and $3.0 million of restructuring and other charges (see Note 14 (“Restructuring and Other Charges”).

(3)
In the third quarter of 2016 we recorded a $16 thousand of loss from discontinued operations, net of tax (see Note 3 (“Discontinued Operations”)), $16.7 million of long-lived asset impairments (see Note 13 (“Long-Lived Asset Impairment”)) and $4.7 million of restructuring and other charges (see Note 14 (“Restructuring and Other Charges”)).

(4)
In the fourth quarter of 2016, we recorded $47.1 million of long-lived asset impairments (see Note 13 (“Long-Lived Asset Impairment”)), $1.1 million of restructuring and other charges (see Note 14 (“Restructuring and Other Charges”)) and $12.6 million of restatement charges (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

(5)
In the first quarter of 2015, we recorded $33.8 million of income from discontinued operations, net of tax (see Note 3 (“Discontinued Operations”)), $8.2 million of long-lived asset impairments (see Note 13 (“Long-Lived Asset Impairment”)).

(6)
In the second quarter of 2015, we recorded a loss of $19.3 million from discontinued operations, net of tax (see Note 3 (“Discontinued Operations”)), $9.5 million of long-lived asset impairments (see Note 13 (“Long-Lived Asset Impairment”)) and $1.2 million of restructuring and other charges (see Note 14(“Restructuring and Other Charges”).

(7)
In the third quarter of 2015, we recorded $10.1 million of income from discontinued operations, net of tax (see Note 3 (“Discontinued Operations”)), $19.9 million of long-lived asset impairments (see Note 13 (“Long-Lived Asset Impairment”)) and $0.3 million of restructuring and other charges (see Note 14 (“Restructuring and Other Charges”)).

(8)
In the fourth quarter of 2015, we recorded $9.1 million of income from discontinued operations, net of tax (see Note 3 (“Discontinued Operations”)), $3.7 million of goodwill impairment (see Note 7 (“Goodwill”)), $87.4 million of long-lived asset impairments (see Note 13 (“Long-Lived Asset Impairment”)) and $3.2 million of restructuring and other charges (see Note 14 (“Restructuring and Other Charges”)).

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

ARCHROCK, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
December 31, 2016	$3,343	$3,658	$5,137	(1)	$1,864
December 31, 2015	2,286	3,075	2,018	(1)	3,343
December 31, 2014	1,224	1,743	681	(1)	2,286
Allowance for obsolete and slow moving inventory deducted from inventories in the balance sheet
December 31, 2016	$9,810	$3,182	$9,695	(2)	$3,297
December 31, 2015	11,500	4,286	5,976	(2)	9,810
December 31, 2014	5,871	8,896	3,267	(2)	11,500
Allowance for deferred tax assets not expected to be realized
December 31, 2016	$633	$—	$—		$633
December 31, 2015	633	—	—		633
December 31, 2014	633	—	—		633

(1)	Uncollectible accounts written off.

(2)	Obsolete inventory written off at cost of value received.

S-1