Form 10-Q
period 2017-03-31
Archrock, Inc.
filed 2017-05-04
CIK 1389050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017
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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of the common stock of the registrant outstanding as of April 27, 2017: 70,979,540 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ARCHROCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$10,807	$3,134
Accounts receivable, net of allowance of $1,680 and $1,864, respectively	101,251	111,746
Inventory	95,060	93,801
Other current assets	4,839	6,081
Current assets associated with discontinued operations	254	923
Total current assets	212,211	215,685
Property, plant and equipment, net	2,076,409	2,079,099
Intangible assets, net	82,139	86,697
Other long-term assets	26,422	13,224
Long-term assets associated with discontinued operations	19,564	20,074
Total assets	$2,416,745	$2,414,779

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable, trade	$56,086	$32,529
Accrued liabilities	65,645	69,639
Deferred revenue	3,458	3,451
Current liabilities associated with discontinued operations	297	909
Total current liabilities	125,486	106,528
Long-term debt	1,436,357	1,441,724
Deferred income taxes	155,035	167,114
Other long-term liabilities	17,994	7,910
Long-term liabilities associated with discontinued operations	6,575	6,575
Total liabilities	1,741,447	1,729,851
Commitments and contingencies (Note 15)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 76,759,965 and 76,162,279 shares issued, respectively	768	762
Additional paid-in capital	3,044,043	3,021,040
Accumulated other comprehensive loss	(1,129)	(1,678)
Accumulated deficit	(2,246,276)	(2,227,214)
Treasury stock — 5,779,998 and 5,626,074 common shares, at cost, respectively	(76,124)	(73,944)
Total Archrock stockholders’ equity	721,282	718,966
Noncontrolling interest	(45,984)	(34,038)
Total equity	675,298	684,928
Total liabilities and equity	$2,416,745	$2,414,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Contract operations	$149,984	$176,239
Aftermarket services	39,901	37,056
	189,885	213,295
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	64,097	68,179
Aftermarket services	33,732	30,362
Selling, general and administrative	27,553	34,651
Depreciation and amortization	47,772	53,927
Long-lived asset impairment	8,245	9,860
Restatement and other charges	801	—
Restructuring and other charges	457	8,065
Interest expense	21,421	20,300
Debt extinguishment costs	291	—
Other income, net	(794)	(1,989)
	203,575	223,355
Loss before income taxes	(13,690)	(10,060)
Provision for (benefit from) income taxes	323	(3,334)
Net loss	(14,013)	(6,726)
Less: Net loss attributable to the noncontrolling interest	2,328	4,907
Net loss attributable to Archrock stockholders	$(11,685)	$(1,819)

Basic loss per common share:
Net loss attributable to Archrock common stockholders	$(0.17)	$(0.03)

Diluted loss per common share:
Net loss attributable to Archrock common stockholders	$(0.17)	$(0.03)

Weighted average common shares outstanding used in loss per common share:
Basic	69,404	68,833
Diluted	69,404	68,833

Dividends declared and paid per common share	$0.1200	$0.1875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(14,013)	$(6,726)
Other comprehensive income (loss), net of tax:
Derivative gain (loss), net of reclassifications to earnings	1,416	(4,237)
Adjustments from changes in ownership of Partnership	—	(6)
Amortization of terminated interest rate swaps	24	52
Total other comprehensive income (loss)	1,440	(4,191)
Comprehensive loss	(12,573)	(10,917)
Less: Comprehensive loss attributable to the noncontrolling interest	1,437	7,693
Comprehensive loss attributable to Archrock stockholders	$(11,136)	$(3,224)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Archrock, Inc. Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2016	$750	$2,944,897	$(1,570)	$(72,429)	$(2,137,738)	$53,349	$787,259
Treasury stock purchased				(739)			(739)
Cash dividends					(13,052)		(13,052)
Stock-based compensation, net of forfeitures	12	3,113				406	3,531
Income tax expense from stock-based compensation expense		(1,062)					(1,062)
Contribution from Exterran Corporation		5,153					5,153
Partnership units issued in March 2016 Acquisition		600				884	1,484
Cash distribution to noncontrolling unitholders of the Partnership						(20,737)	(20,737)
Comprehensive loss			(1,405)		(1,819)	(7,693)	(10,917)
Balance, March 31, 2016	$762	$2,952,701	$(2,975)	$(73,168)	$(2,152,609)	$26,209	$750,920

Balance, January 1, 2017	$762	$3,021,040	$(1,678)	$(73,944)	$(2,227,214)	$(34,038)	$684,928
Treasury stock purchased				(2,180)			(2,180)
Cash dividends					(8,458)		(8,458)
Stock-based compensation, net of forfeitures	5	2,147				(63)	2,089
Stock options exercised	1	938					939
Contribution from Exterran Corporation		19,709					19,709
Cash distribution to noncontrolling unitholders of the Partnership						(10,446)	(10,446)
Impact of adoption of Accounting Standards Update (ASU) 2016-09		209			1,081		1,290
Comprehensive income (loss)			549		(11,685)	(1,437)	(12,573)
Balance, March 31, 2017	$768	$3,044,043	$(1,129)	$(76,124)	$(2,246,276)	$(45,984)	$675,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(14,013)	$(6,726)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	47,772	53,927
Long-lived asset impairment	8,245	9,860
Amortization of deferred financing costs	2,170	1,105
Amortization of debt discount	319	304
Debt extinguishment costs	291	—
Provision for doubtful accounts	369	1,378
Gain on sale of property, plant and equipment	(757)	(443)
Loss on non-cash consideration in March 2016 Acquisition	—	635
Amortization of terminated interest rate swaps	37	80
Interest rate swaps	505	323
Stock-based compensation expense	2,153	3,288
Non-cash restructuring charges	457	3,181
Deferred income tax provision	174	(3,685)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and notes	10,125	13,508
Inventory	(1,524)	3,595
Other current assets	145	1,823
Accounts payable and other liabilities	(1,575)	(10,110)
Deferred revenue	72	(288)
Other	(223)	(252)
Net cash provided by continuing operations	54,742	71,503
Net cash provided by (used in) discontinued operations	45	(164)
Net cash provided by operating activities	54,787	71,339
Cash flows from investing activities:
Capital expenditures	(30,915)	(50,600)
Proceeds from sale of property, plant and equipment	5,766	4,177
Payment for March 2016 Acquisition	—	(13,779)
Net cash used in investing activities	(25,149)	(60,202)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	810,500	103,500
Repayments of long-term debt	(817,000)	(81,000)
Payments for debt issuance costs	(14,459)	(222)
Payments for settlement of interest rate swaps that include financing elements	(581)	(812)
Proceeds from stock options exercised	939	—
Purchases of treasury stock	(2,180)	(739)
Dividends to Archrock stockholders	(8,458)	(13,052)
Distributions to noncontrolling partners in the Partnership	(10,446)	(20,737)
Contribution from Exterran Corporation	19,720	5,153
Net cash used in financing activities	(21,965)	(7,909)
Net increase in cash and cash equivalents	7,673	3,228
Cash and cash equivalents at beginning of period	3,134	1,563
Cash and cash equivalents at end of period	$10,807	$4,791
Supplemental disclosure of non-cash transactions:
Non-cash consideration in March 2016 Acquisition	$—	$3,165
Partnership units issued in March 2016 Acquisition	$—	$1,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Archrock, Inc. (“Archrock,” “our,” “we” or “us”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2016. That report contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Organization

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

Diluted income (loss) attributable to Archrock common stockholders per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options unless their effect would be anti-dilutive.

The following table summarizes net loss attributable to Archrock common stockholders used in the calculation of basic and diluted loss per common share (in thousands):

	Three Months Ended March 31,
	2017	2016
Net loss attributable to Archrock stockholders	$(11,685)	$(1,819)
Less: Net income attributable to participating securities	(154)	(184)
Net loss attributable to Archrock common stockholders	$(11,839)	$(2,003)

The following table shows the potential shares of common stock that were included in computing diluted income (loss) attributable to Archrock common stockholders per common share (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted average common shares outstanding including participating securities	70,763	70,162
Less: Weighted average participating securities outstanding	(1,359)	(1,329)
Weighted average common shares outstanding — used in basic income (loss) per common share	69,404	68,833
Net dilutive potential common shares issuable:
On exercise of options	*	—
Weighted average common shares outstanding — used in diluted income (loss) per common share	69,404	68,833

*	Excluded from diluted income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted income (loss) attributable to Archrock common stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	311	916
On exercise of options	141	—
Net dilutive potential common shares issuable	452	916

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of changes in the fair value of derivative financial instruments, net of tax, that are designated as cash flow hedges to the extent the hedge is effective, amortization of terminated interest rate swaps and adjustments related to changes in our ownership of Archrock Partners, L.P. (along with its subsidiaries, the “Partnership”).

The following table presents the changes in accumulated other comprehensive loss by component, net of tax, and excluding noncontrolling interest, during the three months ended March 31, 2016 and 2017 (in thousands):

Derivatives Cash Flow Hedges
Accumulated other comprehensive loss, January 1, 2016	$(1,570)
Loss recognized in other comprehensive loss, net of tax(1)	(1,730)
Loss reclassified from accumulated other comprehensive loss, net of tax(2)	325
Other comprehensive loss attributable to Archrock stockholders	(1,405)
Accumulated other comprehensive loss, March 31, 2016	$(2,975)

Accumulated other comprehensive loss, January 1, 2017	$(1,678)
Gain recognized in other comprehensive income, net of tax(3)	236
Loss reclassified from accumulated other comprehensive income, net of tax(4)	313
Other comprehensive income attributable to Archrock stockholders	549
Accumulated other comprehensive loss, March 31, 2017	$(1,129)

(1)
During the three months ended March 31, 2016, we recognized a loss of $2.5 million and a tax benefit of $0.8 million, in other comprehensive income (loss) related to the change in the fair value of derivative financial instruments.

(2)
During the three months ended March 31, 2016, we reclassified a loss of $0.5 million to interest expense and a tax benefit of $0.2 million to provision for (benefit from) income taxes in our condensed consolidated statements of operations from accumulated other comprehensive loss.

(3)
During the three months ended March 31, 2017, we recognized a gain of $0.3 million and a tax provision of $0.1 million in other comprehensive income (loss) related to the change in the fair value of derivative financial instruments.

(4)
During the three months ended March 31, 2017, we reclassified a loss of $0.5 million to interest expense and a tax benefit of $0.2 million to provision for (benefit from) income taxes in our condensed consolidated statements of operations from accumulated other comprehensive loss.

Financial Instruments

Our financial instruments consist of cash, receivables, payables, interest rate swaps and debt. At March 31, 2017 and December 31, 2016, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market prices in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 9 (“Fair Value Measurements”) for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Fixed rate debt	$684,357	$698,000	$683,577	$686,000
Floating rate debt	752,000	754,000	758,147	759,000
Total debt	$1,436,357	$1,452,000	$1,441,724	$1,445,000

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 7 (“Long-Term Debt”) for further details.

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

2.  Recent Accounting Developments

Accounting Standards Updates Implemented

On January 1, 2017, we adopted Accounting Standards Update No. 2016-09 (“Update 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions and had the following impacts to our condensed consolidated financial statements:

•
Update 2016-09 requires that all prospective excess tax benefits and tax deficiencies should be recognized as income tax benefits and expense. Additionally, Update 2016-09 requires that we recognize previously unrecognized excess tax benefits using a modified retrospective approach. As a result, we recorded a $1.2 million cumulative effect adjustment to retained earnings.

•
Update 2016-09 allows companies to make an accounting policy election to either estimate forfeitures or account for forfeitures as they occur. We have elected to account for forfeitures as they occur which we are required to apply on a modified retrospective basis. As a result, we recorded a cumulative effect adjustment to retained earnings of $0.2 million to reverse forfeiture estimates on unvested awards.

•
Update 2016-09 also reflects the Financial Accounting Standards Board’s (“FASB”) decision that cash flows related to excess tax benefits should be classified as cash flows from operating activities on the consolidated statements of cash flows. We adopted this provision on a retrospective basis which resulted in a $0.1 million increase in net cash provided by operating activities and a $0.1 million increase in net cash used in financing activities on the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2016.

There were no other material impacts to the condensed consolidated financial statements as a result of adoption of Update 2016-09.

On January 1, 2017, we adopted Accounting Standards Update No. 2015-11 (“Update 2015-11’) which requires us to measure inventory at the lower of cost and net realizable value, which is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. There was no material impact to the condensed consolidated financial statements as a result of the adoption of this standard.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“Update 2014-09”) that outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Update 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Update 2014-09 will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted for reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach. In March 2016, the FASB issued Accounting Standards Update No. 2016-08 (“Update 2016-08”), which clarifies the guidance in Update 2014-09 by providing guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer. In April 2016, the FASB issued Accounting Standards Update No. 2016-10 (“Update 2016-10”), clarifying the implementation guidance on identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Also in April 2016, the FASB issued Accounting Standards Update No. 2016-11 (“Update 2016-11”), rescinding certain paragraphs pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB issued Accounting Standards Update No. 2016-12 (“Update 2016-12”), clarifying implementation guidance on a few narrow areas and adds some practical expedients to the guidance. Each of these subsequent updates has the same effective date as Update 2014-09.

We are in the process of assessing our customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized in comparison with current guidance, as well as assessing the enhanced disclosure requirements of the new guidance. Under current guidance we generally recognize revenue when service is provided or products are delivered to the customer. Under the proposed requirements, the nature of some of our contractual provisions may result in a change in the timing of recognition and the need to estimate revenue in some cases. In addition, we are also evaluating expenses that will meet the criteria for capitalization and amortization under the updated guidance. We are still determining the materiality of the impact of these changes on our consolidated financial statements as well as the transition method that we will apply. The impacts noted are not all inclusive of the impacts that adoption of the updates will have on our consolidated financial statements but reflect our current expectations. We anticipate adoption of the updated guidance effective January 1, 2018.

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

In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation on the Distribution Date, which include but are not limited to:

•
The separation and distribution agreement contains the key provisions relating to the separation of our business from Exterran Corporation’s business. The separation and distribution agreement identifies the assets and rights that were transferred, liabilities that were assumed or retained and contracts and related matters that were assigned to us or Exterran Corporation in the Spin-off and describes how these transfers, assumptions and assignments occurred. Additionally, the separation and distribution agreement specifies our right to receive payments from a subsidiary of Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation’s subsidiaries from PDVSA Gas, S.A. (“PDVSA Gas”) in respect of the sale of Exterran Corporation’s subsidiaries’ and joint ventures’ previously nationalized assets promptly after such amounts are collected by Exterran Corporation’s subsidiaries. During the three months ended March 31, 2017 and 2016, Exterran Corporation received installment payments of $19.7 million and $5.2 million, respectively, from PDVSA Gas relating to these sales and transferred cash to us equal to that amount. Exterran Corporation or its subsidiary was due to receive the remaining principal amount as of March 31, 2017 of approximately $20.9 million. As these remaining proceeds are received, Exterran Corporation intends to contribute to us an amount equal to such proceeds pursuant to the terms of the separation and distribution agreement. The separation and distribution agreement also specifies our right to receive a $25.0 million cash payment from a subsidiary of Exterran Corporation promptly following the occurrence of a qualified capital raise as defined in the Exterran Corporation credit agreement. Such a qualified capital raise occurred on April 4, 2017, when Exterran Corporation completed an issuance of 8.125% Senior Notes. In satisfaction of the separation and distribution agreement, we received a cash payment of $25.0 million on April 11, 2017.

•
The tax matters agreement governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes. Subject to the provisions of this agreement Exterran Corporation and we agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of March 31, 2017, we classified $6.6 million of unrecognized tax benefits (including interest and penalties) as long-term liability associated with discontinued operations since it relates to operations of Exterran Corporation prior to the Spin-off. We have also recorded an offsetting $6.6 million indemnification asset related to this reserve as long-term assets associated with discontinued operations.

•
The transition services agreement sets forth the terms on which Exterran Corporation provides to us, and we provide to Exterran Corporation, on a temporary basis, certain services or functions that the companies historically shared. Each service provided under the agreement has its own duration, generally less than one year and not more than two years, extension terms and monthly cost, and the transition services agreement will terminate upon cessation of all services provided thereunder. For the three months ended March 31, 2016, we recorded other income of $0.3 million and selling, general and administrative expense of $0.6 million associated with the services under the transition services agreement.

•
The supply agreement sets forth the terms under which Exterran Corporation provides manufactured equipment, including the design, engineering, manufacturing and sale of natural gas compression equipment, on an exclusive basis to us and the Partnership. This supply agreement has an initial term of two years, subject to certain cancellation conditions, and is extendible for additional one-year terms by mutual agreement of the parties. Pursuant to the supply agreement, we and the Partnership are each required to purchase our respective requirements of newly-manufactured compression equipment from Exterran Corporation, subject to certain exceptions. For the three months ended March 31, 2017 and 2016, we purchased $37.2 million and $19.9 million, respectively, of newly-manufactured compression equipment from Exterran Corporation.

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

Other discontinued operations activity

In December 2013, we abandoned our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. The abandonment of this business meets the criteria established for recognition as discontinued operations under GAAP. Therefore certain deferred tax assets related to our contract water treatment business have been reported as discontinued operations in our condensed consolidated balance sheet. This business was previously included in our contract operations segment.

The following tables summarize the balance sheet data for discontinued operations (in thousands):

	March 31, 2017			December 31, 2016
	Exterran Corporation	Contract Water Treatment Business	Total	Exterran Corporation	Contract Water Treatment Business	Total
Other current assets	$254	$—	$254	$923	$—	$923
Total current assets associated with discontinued operations	254	—	254	923	—	923
Other assets, net	6,575	—	6,575	6,575	—	6,575
Deferred income taxes	55	12,934	12,989	54	13,445	13,499
Total assets associated with discontinued operations	$6,884	$12,934	$19,818	$7,552	$13,445	$20,997
Other current liabilities	$297	$—	$297	$909	$—	$909
Total current liabilities associated with discontinued operations	297	—	297	909	—	909
Deferred income taxes	6,575	—	6,575	6,575	—	6,575
Total liabilities associated with discontinued operations	$6,872	$—	$6,872	$7,484	$—	$7,484

4.  Business Acquisitions

On March 1, 2016, the Partnership completed an acquisition of contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The $18.8 million purchase price was funded with $13.8 million in borrowings under the Partnership’s revolving credit facility, a non-cash exchange of 24 Partnership compressor units for $3.2 million, and the issuance of 257,000 of the Partnership’s common units for $1.8 million. In connection with this acquisition, the Partnership issued and sold to Archrock General Partner, L.P. (“GP”), our wholly-owned subsidiary and the Partnership’s general partner, 5,205 general partner units to maintain GP’s approximate 2% general partner interest in the Partnership. This acquisition by the Partnership is referred to as the “March 2016 Acquisition.” During the three months ended March 31, 2016, the Partnership incurred transaction costs of $0.2 million related to the March 2016 Acquisition, which is reflected in other income, net, in our condensed consolidated statement of operations.

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

Pro forma financial information is not presented for the March 2016 Acquisition as it is immaterial to our reported results.

5.  Inventory

Inventory consisted of the following amounts (in thousands):

	March 31, 2017	December 31, 2016
Parts and supplies	$82,307	$80,641
Work in progress	12,753	13,160
Inventory	$95,060	$93,801

6.  Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Compression equipment, facilities and other fleet assets	$3,155,790	$3,147,708
Land and buildings	49,009	48,964
Transportation and shop equipment	101,081	102,312
Computer equipment	79,293	79,019
Other	31,722	29,481
Property, plant and equipment	3,416,895	3,407,484
Accumulated depreciation	(1,340,486)	(1,328,385)
Property, plant and equipment, net	$2,076,409	$2,079,099

7.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Revolving credit facility due November 2020	$89,000	$99,000
Partnership’s revolving credit facility due March 2022	663,000	—
Partnership’s revolving credit facility due May 2018	—	509,500

Partnership’s term loan facility due May 2018	—	150,000
Less: Deferred financing costs, net of amortization	—	(353)
	—	149,647

Partnership’s 6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(3,048)	(3,213)
Less: Deferred financing costs, net of amortization	(4,109)	(4,366)
	342,843	342,421

Partnership’s 6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(3,923)	(4,076)
Less: Deferred financing costs, net of amortization	(4,563)	(4,768)
	341,514	341,156
Long-term debt	$1,436,357	$1,441,724

Archrock Revolving Credit Facility

In October 2015, in connection with the Spin-off, we entered into a five-year, $350.0 million revolving credit facility (the “Credit Facility”) and in November 2015, we terminated our former credit facility. The Credit Facility will mature in November 2020. As of March 31, 2017, we had $89.0 million in outstanding borrowings and $10.0 million in outstanding letters of credit under the Credit Facility. At March 31, 2017, taking into account guarantees through letters of credit, we had undrawn capacity of $251.0 million under the Credit Facility. In addition, our Credit Facility limits our Total Debt (as defined in the Credit Facility) to EBITDA ratio (as defined in the Credit Facility) to not greater than 4.25 to 1.0. As a result of this limitation, $142.3 million of the $251.0 million undrawn capacity under the Credit Facility was available for additional borrowings as of March 31, 2017. We are required to pay commitment fees based on the daily unused amount of the Credit Facility in an amount, depending on our leverage ratio, ranging from 0.25% to 0.50%. At March 31, 2017, the applicable margin on amounts outstanding was 1.75%. We incurred $0.2 million and $0.1 million in commitment fees on the daily unused amount of the Credit Facility during the three months ended March 31, 2017 and 2016, respectively.

The Partnership Asset-Based Revolving Credit Facility

On March 30, 2017, the Partnership entered into a five-year, $1.1 billion asset-based revolving credit facility (the “Partnership Credit Facility”). The Partnership Credit Facility will mature on March 30, 2022, except that if any portion of the Partnership’s 6% senior notes due April 2021 are outstanding as of December 2, 2020, then the Partnership Credit Facility will instead mature on December 2, 2020. The Partnership incurred approximately $15.0 million in transaction costs related to the Partnership Credit Facility, which were included in other long-term assets and will be amortized over the term of the Partnership Credit Facility. Concurrent with entering into the Partnership Credit Facility, the Partnership terminated its former $825.0 million revolving credit facility and $150.0 million term loan (collectively, the “Former Partnership Credit Facility”) and repaid $648.4 million in borrowings and accrued and unpaid interest and fees outstanding. All commitments under the Former Partnership Credit Facility have been terminated. As a result of the termination, we expensed $0.6 million of unamortized deferred financing costs associated with the $825.0 million revolving credit facility, which was included in interest expense in our condensed consolidated statements of operations. Additionally, we recorded a loss of $0.3 million related to the extinguishment of the $150.0 million term loan.

Subject to certain conditions, including the approval by the lenders, the Partnership is able to increase the aggregate commitments under the Partnership Credit Facility by up to an additional $250.0 million. Portions of the Partnership Credit Facility up to $25.0 million and $50.0 million will be available for the issuance of letters of credit and swing line loans, respectively. As of March 31, 2017, the Partnership had $663.0 million in outstanding borrowings and no outstanding letters of credit under the Partnership Credit Facility.

The Partnership Credit Facility bears interest at a base rate or the London Interbank Offered Rate (“LIBOR”), at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 3.25% and (ii) in the case of base rate loans, from 1.00% to 2.25%. The base rate is the highest of (i) the prime rate announced by JP Morgan Chase Bank, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) one-month LIBOR plus 1.00%. Additionally, the Partnership is required to pay commitment fees based on the daily unused amount of the Credit Facility in an amount, depending on its leverage ratio, ranging from 0.375% to 0.50%. At March 31, 2017, the applicable margin on amounts outstanding was 2.25%. The Partnership incurred $0.4 million in commitment fees on the daily unused amount of the Partnership Credit Facility and the former $825.0 million revolving credit facility during the three months ended March 31, 2017 and 2016, respectively.

The Credit Facility borrowing base consists of eligible accounts receivable, inventory and compression units. The largest component is eligible compression units.

Borrowings under the Partnership Credit Facility are secured by substantially all of the personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Facility agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Facility agreement).

The Partnership Credit Facility agreement contains various covenants including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. The Partnership Credit Facility agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. In addition, if as of any date the Partnership has cash and cash equivalents (other than proceeds from a debt or equity issuance in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Partnership Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Partnership Credit Facility.

The Partnership must maintain various consolidated financial ratios, as defined in the Partnership Credit Facility agreement, including a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Total Interest Expense of not less than 2.5 to 1.0, a ratio of Senior Secured Debt to EBITDA of not greater than 3.50 to 1.0 and a ratio of Total Debt to EBITDA of not greater than 5.95 to 1.0 through the fourth quarter of 2017, 5.75 to 1.0 through fiscal year 2018, 5.50 to 1.00 through the second quarter of 2019 and 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) thereafter. A material adverse effect on the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts its ability to perform its obligations under the Partnership Credit Facility agreement, could lead to a default under that agreement. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreements, which would accelerate its obligation to repay its indebtedness under those agreements. As of March 31, 2017, the Partnership was in compliance with all financial covenants under the Partnership Credit Facility agreement.

As of March 31, 2017, the Partnership had undrawn capacity of $437.0 million under the Partnership Credit Facility. As a result of the requirements discussed above, $293.2 million of the $437.0 million of undrawn capacity was available for additional borrowings as of March 31, 2017.

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

Interest Rate Risk

At March 31, 2017, the Partnership was a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates:

Expiration Date	Notional Value (in millions)
May 2018	$300
May 2019	100
May 2020	100
$500

As of March 31, 2017, the weighted average effective fixed interest rate on the interest rate swaps was 1.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded an immaterial amount of interest expense during the three months ended March 31, 2017 and 2016 due to ineffectiveness related to interest rate swaps. We estimate that $2.5 million of deferred pre-tax losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at March 31, 2017, will be reclassified into earnings as interest expense at then current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

		Fair Value Asset (Liability)
	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term assets	$538	$413
Interest rate swaps	Accrued liabilities	(1,928)	(3,226)
Interest rate swaps	Other long-term liabilities	(80)	(377)
Total derivatives		$(1,470)	$(3,190)

	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps
Three months ended March 31, 2017	$699	Interest expense	$(1,013)
Three months ended March 31, 2016	(5,932)	Interest expense	(1,116)

The counterparties to the derivative agreements are major financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us. The Partnership has no specific collateral posted for its derivative instruments.

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, with pricing levels as of the date of valuation (in thousands):

	March 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swaps asset	$—	$538	$—	$—	$413	$—
Interest rate swaps liability	—	(2,008)	—	—	(3,603)	—

On a quarterly basis, the interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016, with pricing levels as of the date of valuation (in thousands):

	March 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Impaired long-lived assets	$—	$—	$405	$—	$—	$6,460

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

10.  Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles, that are being amortized for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the three months ended March 31, 2017 and 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on these reviews, we determined that certain idle compressor units would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment, and as a result of our review, we recorded an asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

The following table presents the results of our impairment review for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Retired idle compressor units within the active fleet	80	80
Horsepower of retired idle compressor units within the active fleet	28,000	33,000
Impairment recorded on retired idle compressor units within the active fleet (in millions)	$8.2	$9.9

11.  Restructuring and Other Charges

As discussed in Note 3 (“Discontinued Operations”), we completed the Spin-off of Exterran Corporation on November 3, 2015. During the three months ended March 31, 2017, and 2016, we incurred $0.5 million and $1.1 million, respectively, of costs associated with the Spin-off that were directly attributable to Archrock and are summarized below. The restructuring charges associated with the Spin-off are not directly attributable to our reportable segments because they primarily represent costs incurred within the corporate function. As of March 31, 2017, we had an accrued liability of $0.2 million related to retention benefits incurred. We expect to incur an additional $1.1 million for the remainder of 2017.

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

(1)
Represents expenses incurred under this plan that are not directly attributable to our reportable segments because they represent severance benefits and consulting fees incurred within the corporate function.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the three months ended March 31, 2016 and 2017 (in thousands):

	Spin-off	Cost Reduction Plan	Total
Balance at January 1, 2016	$855	$—	$855
Additions for costs expensed	1,064	7,001	8,065
Less: non-cash expense (1)	(330)	—	(330)
Reductions for payments	(1,005)	(4,496)	(5,501)
Ending balance at March 31, 2016	$584	$2,505	$3,089

Balance at January 1, 2017	$712	$—	$712
Additions for costs expensed	457	—	457
Less: non-cash expense (1)	(340)	—	(340)
Reductions for payments	(606)	—	(606)
Balance at March 31, 2017	$223	$—	$223

(1)	Represents non-cash retention benefits associated with the Spin-off to be settled in Archrock stock.

The following table summarizes the components of charges included in restructuring and other charges in our condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Retention and severance benefits	$457	$5,324
Consulting services	—	2,741
Total restructuring and other charges	$457	$8,065

12.  Income Taxes

Recent appellate court decisions have required us to remeasure certain of our uncertain tax positions. Consequently, we increased our unrecognized tax benefit for these positions during the three months ended March 31, 2017. We had $19.6 million and $9.7 million of unrecognized tax benefits at March 31, 2017 and December 31, 2016, respectively, of which $15.3 million and $9.7 million, respectively, would affect the effective tax rate if recognized. We also recorded $1.0 million and $0.2 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions as of March 31, 2017 and December 31, 2016, respectively. In addition, our income tax provision reflects a federal benefit of $1.8 million and a deferred state release of $4.3 million related to the increase in our unrecognized tax benefit.

13.  Stock-Based Compensation

Stock Incentive Plan

In April 2013, we adopted the Archrock, Inc. 2013 Stock Incentive Plan (the “2013 Plan”) to provide for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, other stock-based awards and dividend equivalent rights to employees, directors and consultants of Archrock. Under the 2013 Plan, the maximum number of shares of common stock available for issuance pursuant to awards is 10,100,000. Each option and stock appreciation right granted counts as one share against the aggregate share limit, and any share subject to a stock settled award other than a stock option, stock appreciation right or other award for which the recipient pays intrinsic value counts as 1.75 shares against the aggregate share limit. Shares subject to awards granted under the 2013 Plan that are subsequently canceled, terminated, settled in cash or forfeited (excluding shares withheld to satisfy tax withholding obligations or to pay the exercise price of an option) are, to the extent of such cancellation, termination, settlement or forfeiture, available for future grant under the 2013 Plan. Cash-settled awards are not counted against the aggregate share limit. No additional grants may be made under the Archrock, Inc. 2007 Amended and Restated Stock Incentive Plan (the “2007 Plan”). Previous grants made under the 2007 Plan will continue to be governed by that plan and the applicable award agreements.

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

The following table presents stock option activity during the three months ended March 31, 2017:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2017	747	$16.88
Granted	—	—
Exercised	(76)	12.34
Canceled	(40)	14.48
Options outstanding, March 31, 2017	631	17.57	2.0	$1,481
Options exercisable, March 31, 2017	631	17.57	2.0	1,481

Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the three months ended March 31, 2017 was $0.2 million.

Restricted Stock, Stock-Settled Restricted Stock Units, Performance Units, Cash-Settled Restricted Stock Units and Cash-Settled Performance Units

For grants of restricted stock, restricted stock units and performance units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the grant date. Our restricted stock and certain of our restricted stock units and performance units include rights to receive dividends or dividend equivalents. We remeasure the fair value of cash-settled restricted stock units and cash-settled performance units and record a cumulative adjustment of the expense previously recognized. Our obligation related to the cash-settled restricted stock units and cash-settled performance units is reflected as a liability in our condensed consolidated balance sheets. Restricted stock, stock-settled restricted stock units, cash-settled restricted stock units and cash-settled performance units generally vest one-third per year on dates as specified in the applicable award agreement, subject to continued service through the applicable vesting date. Stock-settled performance units cliff vest at the end of the performance period as specified in the terms of the applicable award agreement, subject to continued service through the applicable vesting date.

The following table presents restricted stock, restricted stock unit, performance unit, cash-settled restricted stock unit and cash-settled performance unit activity during the three months ended March 31, 2017:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, January 1, 2017	1,612	$10.08
Granted	725	13.24
Vested	(634)	12.19
Non-vested awards, March 31, 2017 (1)	1,703	10.64

(1)
Non-vested awards as of March 31, 2017 are comprised of 285,000 cash-settled restricted stock units and cash-settled performance units and 1,418,000 restricted shares and stock-settled restricted stock units.

As of March 31, 2017, we expect $17.6 million of unrecognized compensation cost related to unvested restricted stock, stock-settled restricted stock units, performance units, cash-settled restricted stock units and cash-settled performance units to be recognized over the weighted-average period of 2.4 years.

Partnership Long-Term Incentive Plan

In April 2017, the Partnership adopted the Archrock Partners, L.P. 2017 Long-Term Incentive Plan (the “2017 Partnership LTIP”) to provide for the benefit of employees, directors and consultants of the Partnership, us and our respective affiliates. Two million common units have been authorized for issuance with respect to awards under the 2017 Partnership LTIP. The 2017 Partnership LTIP provides for the issuance of unit options, unit appreciation rights, restricted units, phantom units, performance awards, bonus awards, distribution equivalent rights, cash awards and other unit based awards. The Partnership Plan will be administered by the board of directors of Archrock GP LLC, the general partner of the Partnership’s general partner, or a committee thereof. The Partnership’s Long-Term Incentive Plan adopted in October 2006 (the “2006 Partnership LTIP”) expired in 2016 and as such no further grants can be made under that plan. Previous grants made under the 2006 Partnership LTIP will continue to be governed by the 2006 Partnership LTIP and the applicable award agreements.

Phantom units are notional units that entitle the grantee to receive common units upon the vesting of such phantom units or, at the discretion of the Partnership Plan Administrator, cash equal to the fair market value of such common units. Phantom units granted under the Partnership Plan may include nonforfeitable tandem distribution equivalent rights to receive cash distributions on unvested phantom units in the quarter in which distributions are paid on common units. For grants of phantom units, we recognize compensation expense over the vesting period equal to the fair value of the Partnership’s common units at the grant date. Phantom units generally vest one-third per year on dates as specified in the applicable award agreements subject to continued service through the applicable vesting date.

Partnership Phantom Units

The following table presents phantom unit activity during the three months ended March 31, 2017:

	Phantom Units (in thousands)	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, January 1, 2017	197	$11.60
Granted	—	—
Vested	(79)	14.65
Phantom units outstanding, March 31, 2017	118	9.58

As of March 31, 2017, we expect $1.1 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 1.7 years.

14.  Cash Dividends

The following table summarizes our dividends per common share:

Declaration Date	Payment Date	Dividends per Common Share	Total Dividends
January 26, 2016	February 16, 2016	$0.1875	$13.1	million
May 2, 2016	May 18, 2016	0.0950	6.7	million
July 27, 2016	August 16, 2016	0.0950	6.7	million
October 31, 2016	November 17, 2016	0.1200	8.4	million
January 19, 2017	February 15, 2017	0.1200	8.5	million

On April 26, 2017, our board of directors declared a quarterly dividend of $0.12 per share of common stock to be paid on May 16, 2017 to stockholders of record at the close of business on May 9, 2017. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

15.  Commitments and Contingencies

Performance Bonds

In the normal course of business we have issued performance bonds to various state authorities that ensure payment of our obligations. We have also issued a bond to protect our 401(k) retirement plan against losses caused by acts of fraud or dishonesty. The bonds have expiration dates in 2017 through the first quarter of 2020 and maximum potential future payments of $2.3 million. As of March 31, 2017, we were in compliance with all obligations to which the performance bonds pertain.

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. We accrued $1.5 million for the outcomes of non-income based tax audits as of March 31, 2017 and December 31, 2016, respectively. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows for the period in which the resolution occurs.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. We recorded a $1.7 million indemnification liability (including penalties and interest) related to non-income based tax audits as of March 31, 2017 and December 31, 2016, respectively.

Insurance Matters

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

Litigation and Claims

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem taxes under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. As a result of this new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $4.2 million during the quarter ended March 31, 2017. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $64.9 million as of March 31, 2017, of which approximately $13.7 million has been agreed to by a number of appraisal review boards and county appraisal districts and $51.2 million has been disputed and is currently in litigation. A large number of appraisal review boards denied our position, although some accepted it, and our wholly-owned subsidiary, Archrock Services Leasing LLC, formerly known as EES Leasing LLC (“EES Leasing”), and Archrock Partners’ subsidiary, Archrock Partners Leasing LLC, formerly known as EXLP Leasing LLC (“EXLP Leasing”) filed 176 petitions for review in the appropriate district courts with respect to the 2012 tax year, 109 petitions for review in the appropriate district courts with respect to the 2013 tax year, 115 petitions for review in the appropriate district courts with respect to the 2014 tax year, 120 petitions for review in the appropriate district courts with respect to the 2015 tax year, and 113 petitions for review in the appropriate district courts with respect to the 2016 tax year.

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

In EES Leasing v. Irion County Appraisal District, EES Leasing and the appraisal district each filed motions for summary judgment in the 51st Judicial District Court of Irion County, Texas (the “51st District Court”) concerning the applicability and constitutionality of the Heavy Equipment Statutes. On May 20, 2014, the district court entered an order denying both motions for summary judgment, holding that a fact issue existed as to the applicability of the Heavy Equipment Statutes to the one compressor at issue. The presiding judge for the 51st District Court has since consolidated the 2012 tax year case with EES Leasing’s 2013 tax year case, which also included EXLP Leasing as a party. On August 27, 2015, the presiding judge abated the combined case, EES Leasing LLC and EXLP Leasing LLC v. Irion County Appraisal District, until the final resolution of the appellate cases considering the constitutionality of the Heavy Equipment Statutes, or further order of the court.

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

On March 10, 2017, the Texas Supreme Court granted EXLP Leasing’s and EES Leasing’s petition for review in EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District. Oral argument has not yet been scheduled.

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

If we are unsuccessful in our litigation, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. In addition, while we do not expect the ultimate determination of the issue of where the natural gas compressors are taxable under the Heavy Equipment Statutes would have an impact on the amount of taxes due, we could be subject to substantial penalties if we are unsuccessful on this issue. Also, if we are unsuccessful in our litigation, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded. If this litigation is resolved against us in whole or in part, or if in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment because of new or revised Texas statutes, we will incur additional taxes and could be subject to substantial penalties and interest, which would impact our future results of operations, financial condition and cash flows and also our ability to pay dividends in the future.

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

In addition, Exterran Corporation has disclosed that it has been cooperating with the SEC in an investigation, including responding to a subpoena for documents related to the restatement of its consolidated and combined financial statements and related disclosures and compliance with the U.S. Foreign Corrupt Practices Act, which are also being provided to the U.S. Department of Justice at its request. Archrock has been assisting Exterran Corporation in responding to this investigation, including providing information regarding periods prior to the Spin-off that is not otherwise in Exterran Corporation’s possession, and has been in communications with the SEC staff regarding this matter.

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

The following table presents revenue and other financial information by reportable segment during the three months ended March 31, 2017 and 2016 (in thousands):

Three Months Ended	Contract Operations	Aftermarket Services	Reportable Segments Total
March 31, 2017:
Revenue from external customers	$149,984	$39,901	$189,885
Gross margin	85,887	6,169	92,056

March 31, 2016:
Revenue from external customers	$176,239	$37,056	$213,295
Gross margin	108,060	6,694	114,754

The following table reconciles total gross margin to income (loss) before income taxes (in thousands):

	Three Months Ended March 31,
	2017	2016
Total gross margin	$92,056	$114,754
Less:
Selling, general and administrative	27,553	34,651
Depreciation and amortization	47,772	53,927
Long-lived asset impairment	8,245	9,860
Restatement and other charges	801	—
Restructuring and other charges	457	8,065
Interest expense	21,421	20,300
Debt extinguishment costs	291	—
Other income, net	(794)	(1,989)
Loss before income taxes	$(13,690)	$(10,060)

17.  Transactions Related to the Partnership

At March 31, 2017, Archrock owned an approximately 45% interest in the Partnership. As of March 31, 2017, the Partnership’s fleet included 6,105 compressor units comprising approximately 3.3 million horsepower, or 86% of our and the Partnership’s combined total horsepower.

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

On April 26, 2017, the board of directors of Archrock GP LLC, the general partner of the Partnership’s general partner, approved a cash distribution by the Partnership of $0.2850 per limited partner unit, or approximately $19.1 million. Of the total distribution the Partnership will pay us approximately $8.7 million with respect to our common unit and general partner interest in the Partnership. The distribution covers the period from January 1, 2017 through March 31, 2017. The record date for this distribution is May 9, 2017 and payment is expected to occur on May 15, 2017.

On March 4, 2017, the Partnership issued and sold to Archrock General Partner, L.P. (“GP”), our wholly owned subsidiary and the Partnership’s general partner, 1,119 general partner units to maintain GP’s approximate 2% general partner interest in the partnership.

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

The following table presents the effects of changes from net loss attributable to Archrock stockholders and changes in our equity interest of the Partnership on our equity attributable to Archrock stockholders (in thousands):

	Three Months Ended March 31,
	2017	2016
Net loss attributable to Archrock stockholders	$(11,685)	$(1,819)
Increase in Archrock stockholders’ additional paid-in capital for change in ownership of Partnership units	—	600
Change from net loss attributable to Archrock stockholders and transfers to/from the noncontrolling interest	$(11,685)	$(1,219)

18.  Subsequent Events

The separation and distribution agreement entered into with Exterran Corporation in relation to the Spin-off specifies our right to receive a $25.0 million cash payment from a subsidiary of Exterran Corporation promptly following the occurrence of a qualified capital raise as defined in the Exterran Corporation credit agreement. Such a qualified capital raise occurred on April 4, 2017, when Exterran Corporation completed an issuance of 8.125% Senior Notes. In satisfaction of the separation and distribution agreement, we received a cash payment of $25.0 million on April 11, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the condensed consolidated financial statements in Part I, Item 1 (“Financial Statements”) of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our 2016 Form 10-K, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

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

•
the spin-off (“Spin-off”) of our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company (“Exterran Corporation”);

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

•
the potential additional costs related to our restatement, cost-sharing with Exterran Corporation, and addressing any reviews, investigations or other proceedings by government authorities or shareholder actions; and

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

Overview

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

Archrock Partners, L.P.

We have a significant equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of March 31, 2017, public unitholders held an approximately 55% ownership interest in the Partnership and we owned the remaining equity interest, including all of the general partner interest and incentive distribution rights. We consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our contract operations business and we may grow the Partnership through third-party acquisitions and organic growth. As of March 31, 2017, the Partnership’s fleet included 6,105 compressor units comprising approximately 3.3 million horsepower, or 86% of our and the Partnership’s combined total horsepower.

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

Natural gas consumption in the U.S. for the twelve months ended January 31, 2017 remained flat at 27,284 billion cubic feet (“Bcf”) compared to 27,289 Bcf for the twelve months ended January 31, 2016. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will decrease by 2% in 2017 compared to 2016. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet (“Tcf”) in 2040, or 15% of the projected worldwide total of approximately 203 Tcf.

Natural gas marketed production in the U.S. for the twelve months ended January 31, 2017 decreased by approximately 2% to 28,216 Bcf compared to 28,785 Bcf for the twelve months ended January 31, 2016. The EIA forecasts that total U.S. natural gas marketed production will increase by 1% in 2017 compared to 2016. The EIA estimates that the U.S. natural gas production level will be approximately 35 Tcf in 2040, or 17% of the projected worldwide total of approximately 202 Tcf.

Historically, oil and natural gas prices and the level of drilling and exploration activity in the U.S. have been volatile. For example, the Henry Hub spot price for natural gas was $3.13 per million British thermal unit (“MMBtu”) at March 31, 2017, which was 16% lower and 58% higher than prices at December 31, 2016 and March 31, 2016, respectively, and the U.S. natural gas liquid composite price was $6.77 per MMBtu for the month of January 2017, which was 2% and 51% higher than prices for the months of December 2016 and March 2016, respectively. Natural gas prices at March 31, 2017 improved relative to the first quarter of 2016 and helped contribute to increased new orders for our compression services in the first quarter of 2017 compared to the third and fourth quarters of 2016, as well as a stabilization of our contract operations revenue in the first quarter of 2017, which declined 1.3% from fourth quarter 2016 levels. Lower natural gas and natural gas liquids prices during 2015 and 2016 as compared to 2014 prices caused many companies to reduce their natural gas drilling and production activities during 2015 and further reduce those activities during 2016 from their 2014 levels in select shale plays and in more mature and predominantly dry gas areas in the U.S., where we provide a significant amount of contract operations services. In addition, the West Texas Intermediate crude oil spot price was $50.54 per barrel at March 31, 2017, which was 6% lower and 37% higher than prices at December 31, 2016 and March 31, 2016, respectively. West Texas Intermediate prices at March 31, 2017 improved relative to the first quarter of 2016 and also contributed to the stabilization of our contract operations revenue in the first quarter of 2017. Lower West Texas Intermediate crude oil prices during 2015 and 2016 as compared to 2014 prices resulted in a continued decrease in capital investment and in the number of new oil wells drilled by exploration and production companies in 2016 compared to 2015. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower were also impacted by crude oil drilling and production activity in 2015 and 2016.

As a result of the reduction in capital spending and drilling activity by U.S. producers in 2016, our contract operations business experienced a decline in revenue and operating horsepower and an increase in pricing pressure during 2016 compared to 2015. The reduction in capital spending by our customers in 2016, as well as their delaying maintenance activity on their equipment and in some cases using internal resources to perform work they have historically outsourced, also caused our aftermarket services business to decline in 2016 compared to 2015.

According to the Barclays 2017 Global E&P Spending Outlook, North America upstream spending is expected to increase by 27% in 2017. Due to the forecasted increase in customer spending in 2017, we anticipate horsepower returns will moderate during 2017 compared to 2016. We also anticipate investing more capital in new fleet units in 2017 than we did in 2016 to take advantage of expected improving market conditions during 2017. However, because compression service providers are a later cycle participant during improving markets, we anticipate any significant increase in the demand for our contract operations services will lag an increase in drilling activity. Also, given the operating horsepower declines and pricing pressure experienced in 2016, we expect an overall decline in our full-year 2017 contract operations revenue compared to 2016.

Operating Highlights

The following table summarizes our total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Total Available Horsepower (at period end)(1)	3,795	3,819	4,044
Total Operating Horsepower (at period end)(2)	3,079	3,115	3,325
Average Operating Horsepower	3,112	3,138	3,408
Horsepower Utilization:
Spot (at period end)	81%	82%	82%
Average	82%	79%	85%

(1)	Defined as idle and operating horsepower. New units completed by a third party manufacturer that have been delivered to us are included in the fleet.

(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

Non-GAAP Financial Measures

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measure of gross margin.

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management to evaluate the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our selling, general and administrative (“SG&A”) activities, the impact of our financing methods and income taxes. Depreciation and amortization expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs of current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense, SG&A expense, impairments, restatement and other charges, restructuring and other charges, debt extinguishment costs, provision for income taxes and other (income) loss, net. Each of these excluded expenses is material to our condensed consolidated statements of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A expense is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net loss to gross margin (in thousands):

	Three Months Ended March 31,
	2017	2016
Net loss	$(14,013)	$(6,726)
Selling, general and administrative	27,553	34,651
Depreciation and amortization	47,772	53,927
Long-lived asset impairment	8,245	9,860
Restatement and other charges	801	—
Restructuring and other charges	457	8,065
Interest expense	21,421	20,300
Debt extinguishment costs	291	—
Other income, net	(794)	(1,989)
Provision for (benefit from) income taxes	323	(3,334)
Gross margin	$92,056	$114,754

Financial Results of Operations

Summary of Results

Revenue.  Revenue during the three months ended March 31, 2017 was $189.9 million compared to $213.3 million during the three months ended March 31, 2016. The decrease was primarily due to a decrease in customer demand due to market conditions in our contract operations segment.

Net loss attributable to Archrock stockholders.  We generated net loss attributable to Archrock stockholders of $11.7 million and $1.8 million during the three months ended March 31, 2017 and 2016, respectively. The increase in net loss attributable to Archrock stockholders was primarily driven by a decrease in gross margin in both our contract operations and aftermarket services segments, an increase in income tax expense and a decrease in the net loss attributable to the noncontrolling interest, partially offset by decreases in restructuring and other charges, SG&A expense and depreciation and amortization expense.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Contract Operations
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Revenue	$149,984	$176,239	(15)%
Cost of sales (excluding depreciation and amortization expense)	64,097	68,179	(6)%
Gross margin	$85,887	$108,060	(21)%
Gross margin percentage (1)	57%	61%	(4)%

(1)	Defined as gross margin divided by revenue.

The decrease in revenue during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to a decline in average operating horsepower and a decrease in rates driven by a decrease in customer demand due to market conditions. Average operating horsepower decreased by 9% from approximately 3,408,000 during the three months ended March 31, 2016 to approximately 3,112,000 during the three months ended March 31, 2017. Gross margin decreased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the decrease in revenue explained above, partially offset by a decrease in cost of sales driven by decreases in repair and maintenance expense and lube oil expense. These cost decreases were primarily driven by the decrease in average operating horsepower explained above, efficiency gains in lube oil consumption and a decrease in lube oil prices as well as a decrease in expense resulting from our cost reduction program that was completed in fiscal year 2016. The decrease in cost of sales was partially offset by increases in costs associated with the start-up of units, freight expense and other operating costs associated with providing our contract services, which resulted in a decrease in gross margin percentage.

Aftermarket Services
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Revenue	$39,901	$37,056	8%
Cost of sales (excluding depreciation and amortization expense)	33,732	30,362	11%
Gross margin	$6,169	$6,694	(8)%
Gross margin percentage	15%	18%	(3)%

The increase in revenue during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to an increase in part sales. Gross margin decreased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to an increase in cost of sales mainly driven by the increase in part sales activities, partially offset by the increase in revenue explained above. Gross margin percentage decreased primarily due to the increase in costs mentioned above.

Costs and Expenses
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Selling, general and administrative	$27,553	$34,651	(20)%
Depreciation and amortization	47,772	53,927	(11)%
Long-lived asset impairment	8,245	9,860	(16)%
Restatement and other charges	801	—	100%
Restructuring and other charges	457	8,065	(94)%
Interest expense	21,421	20,300	6%
Debt extinguishment costs	291	—	100%
Other income, net	(794)	(1,989)	(60)%

The decrease in SG&A expense during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to a $5.5 million decrease in compensation and benefit costs as a result of our cost reduction program that was completed in fiscal year 2016 and a $1.2 million decrease in professional expense primarily driven by a decrease in costs incurred in conjunction with transition services provided by Exterran Corporation as a result of the Spin-Off. SG&A expense as a percentage of revenue was 15% and 16% during the three months ended March 31, 2017 and 2016, respectively.

The decrease in depreciation and amortization expense during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to a decrease in depreciation expense related to assets reaching the end of their depreciable life as well as the impact of asset impairments during 2016.

During the three months ended March 31, 2017 and 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on these reviews, we determined that certain idle compressor units would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment, and as a result of our review, we recorded an asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

The following table presents the results of our impairment review for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Retired idle compressor units within the active fleet	80	80
Horsepower of retired idle compressor units within the active fleet	28,000	33,000
Impairment recorded on retired idle compressor units within the active fleet (in millions)	$8.2	$9.9

During the three months ended March 31, 2017, we incurred $0.8 million of restatement and other charges primarily for professional and legal fees incurred during the quarter ended March 31, 2017 with respect to the restatement of our consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 and related SEC matters described in Note 15 (“Commitments and Contingencies”) to our Financial Statements.

As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, we completed the Spin-off of Exterran Corporation on November 3, 2015. During the three months ended March 31, 2017 and 2016, we incurred $0.5 million and $1.1 million, respectively of costs associated with the Spin-off which were directly attributable to Archrock.

In the first quarter of 2016 we determined to undertake a cost reduction program to reduce our on-going operating expenses, including workforce reductions and closure of certain of our make-ready shops. These actions were a result of our review of our businesses and efforts to efficiently manage cost and maintain our businesses in line with then current and expected activity levels and anticipated make-ready demand in the U.S market. During the three months ended March 31, 2016, we incurred $7.0 million of restructuring and other charges as a result of this plan primarily related to severance benefits and consulting fees. These charges are reflected as restructuring and other charges in our consolidated statement of operations.

The increase in interest expense during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to an increase in the weighted average effective interest rate and a $0.6 million write-off of deferred financing costs associated with the termination of the Partnership’s former $825.0 million revolving credit facility, partially offset by a decrease in the average outstanding balance of long-term debt.

The change in other income, net during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to a $2.5 million decrease in our indemnification asset related to tax contingencies due from Exterran Corporation partially offset by a $0.6 million loss on non-cash consideration and $0.2 million of expensed acquisition costs, both of which were associated with the March 2016 Acquisition (as discussed in Note 4 (“Business Acquisitions”) to our Financial Statements) and incurred during the three months ended March 31, 2016.

Income Taxes
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Provision for (benefit from) income taxes	$323	$(3,334)	(110)%
Effective tax rate	(2.4)%	33.1%	(36)%

The increase in provision for income taxes during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to an increase in an unrecognized tax benefit resulting from recent appellate court decisions which impacted certain of our uncertain tax positions, partially offset by the federal benefit and deferred state release related to the increase in our unrecognized tax benefit and the tax impact of the new share-based compensation accounting standard (see Note 2 (“Recent Accounting Developments”) to our Financial Statements).

Net Income Attributable to the Noncontrolling Interest
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Net loss attributable to the noncontrolling interest	$2,328	$4,907	(53)%

The noncontrolling interest comprises the portion of the Partnership’s earnings that are applicable to the Partnership’s publicly-held common unitholder interest. As of March 31, 2017 and 2016, public unitholders held an ownership interest in the Partnership of 55% and 60%, respectively. The decrease in net loss attributable to the noncontrolling interest was primarily due to a decrease in the Partnership’s cash distributions paid on incentive distribution rights during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, partially offset by the decrease in net income of the Partnership. The decrease in net income of the Partnership was driven by a decrease in gross margin, an increase in interest expense and an increase in provision for income taxes, partially offset by a decrease in restructuring charges, a decrease in SG&A expense and a decrease in depreciation and amortization expense.

Liquidity and Capital Resources

Our cash balance was $10.8 million at March 31, 2017, compared to $3.1 million at December 31, 2016. Working capital decreased to $86.7 million at March 31, 2017 from $109.2 million at December 31, 2016. The decrease in working capital was primarily due to an increase in accounts payable and a decrease in accounts receivable, partially offset by an increase in cash and a decrease in accrued liabilities.

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) continuing operations:
Operating activities	$54,742	$71,503
Investing activities	(25,149)	(60,202)
Financing activities	(21,965)	(7,909)
Discontinued operations	45	(164)
Net change in cash and cash equivalents	$7,673	$3,228

Operating Activities.  The decrease in net cash provided by operating activities from continuing operations during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to the decrease in gross margin, partially offset by a decrease in restructuring and other charges and a decrease in SG&A expense.

Investing Activities.  The decrease in net cash used in investing activities from continuing operations during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to a $19.7 million decrease in capital expenditures, a $13.8 million payment for the March 2016 Acquisition (as discussed in Note 4 (“Business Acquisitions”) to our Financial Statements) during the three months ended March 31, 2016, and a $1.6 million increase in proceeds from the sale of property, plant, and equipment.

Financing Activities.  The increase in net cash used in financing activities from continuing operations during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to $6.5 million net repayments of long-term debt during the three months ended March 31, 2017 compared to $22.5 million of net borrowings during the three months ended March 31, 2016 and $14.5 million paid during the three months ended March 31, 2017 for debt issuance costs associated with the Partnership’s $1.1 billion asset-based revolving credit facility (the “Partnership Credit Facility”). These changes were partially offset by a $14.6 million increase in contributions from Exterran Corporation, a $10.3 million decrease in distributions to noncontrolling partners in the Partnership and a $4.6 million decrease in dividends to Archrock stockholders.

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

We generally invest funds necessary to purchase fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $185 million to $205 million in net capital expenditures during 2017, primarily consisting of approximately $125 million to $145 million for growth capital expenditures and approximately $40 million to $45 million for equipment maintenance capital expenditures. Net capital expenditures are net of used fleet sales.

Long-Term Debt.  As of March 31, 2017, we had $1.4 billion in outstanding debt obligations net of unamortized debt discounts and unamortized deferred financing costs, consisting of $89.0 million outstanding under the Credit Facility, $663.0 million outstanding under the Partnership Credit Facility, $342.8 million outstanding under the Partnership’s 6% senior notes due April 2021 (the “Partnership 2013 Notes”) and $341.5 million outstanding under the Partnership’s 6% senior notes due October 2022 (the “Partnership 2014 Notes”).

In October 2015, in connection with the Spin-off, we entered into a five-year, $350.0 million revolving credit facility (the “Credit Facility”) and in November 2015, we terminated our former credit facility, repaid $326.5 million in borrowings and accrued and unpaid interest outstanding on the repayment date and completed the Spin-off. The Credit Facility will mature in November 2020. The Credit Facility was amended on May 10, 2016 to, among other things:

•
add a condition precedent to the borrowing of loans that, after giving effect to the application of the proceeds of each borrowing, our consolidated cash balance (as defined in the Amended Credit Facility) will not exceed $35,000,000; and

•
add a requirement that if our consolidated cash balance (as defined in the Amended Credit Facility) exceeds $35,000,000 as of the end of any business day, then we prepay any revolving loans then outstanding in an amount equal to the lesser of (i) such excess amount and (ii) the aggregate amount of the revolving loans then outstanding.

After taking into account $10.0 million of guarantees through letters of credit, as of March 31, 2017 we had undrawn capacity of $251.0 million under the Credit Facility. Our Credit Facility limits our Total Debt (as defined in the Credit Facility) to EBITDA ratio (as defined in the Credit Facility) to not greater than 4.25 to 1.0. As a result of this limitation, $142.3 million of the $251.0 million undrawn capacity under the Credit Facility was available for additional borrowings as of March 31, 2017.

Borrowings under the Credit Facility bear interest at a base rate or the London Interbank Offered Rate (“LIBOR”), at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the credit agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.75% to 2.75% and (ii) in the case of base rate loans, from 0.75% to 1.75%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. Additionally, we are required to pay commitment fees based on the daily unused amount of the Credit Facility in an amount, depending on its leverage ratio, ranging from 0.25% to 0.50%. At March 31, 2017, the applicable margin on amounts outstanding was 1.75%. We incurred $0.2 million and $0.1 million in commitment fees on the daily unused amount of the credit facility during the three months ended March 31, 2017 and 2016, respectively.

The weighted average annual interest rate at March 31, 2017 and 2016 on the outstanding balance under the Credit Facility was 2.8% and 2.2%, respectively. During the three months ended March 31, 2017 and 2016, respectively, the average daily debt balance under the Credit Facility was $79.8 million and $169.3 million.

Our Significant Domestic Subsidiaries (as defined in the Credit Facility agreement) guarantee the debt under the Credit Facility. Borrowings under the Credit Facility are secured by substantially all of the personal property assets and certain real property assets of us and our Significant Domestic Subsidiaries, including all of the equity interests of our subsidiaries (other than certain excluded subsidiaries). The Partnership does not guarantee the debt under the Credit Facility, its assets are not collateral under the Credit Facility and the general partner units in the Partnership are not pledged under the Credit Facility. Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the Credit Facility may be increased by up to an additional $100 million.

The Credit Facility contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity and making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We are also subject to financial covenants (as defined in the Credit Facility agreement) including a ratio of EBITDA to Total Interest Expense of not less than 2.25 to 1.0, a ratio of consolidated Total Debt to EBITDA of not greater than 4.25 to 1.0 (subject to a temporary increase to 4.75 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes). If we were to anticipate non-compliance with these financial ratios, we may take actions to maintain compliance with them, possibly including reductions in our general and administrative expenses, capital expenditures or the payment of cash dividends at our current dividend rate. If we fail to remain in compliance with our financial covenants we would be in default under our debt agreements. A default under one or more of our debt agreements would trigger cross-default provisions under certain of our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under our debt agreements, this could lead to a default under our debt agreements. As of March 31, 2017, we were in compliance with all financial covenants under the Credit Facility.

On March 30, 2017, the Partnership entered into the Partnership Credit Facility. The Partnership Credit Facility will mature on March 30, 2022, except that if any portion of the Partnership 2013 Notes are outstanding as of December 2, 2020, then the Partnership Credit Facility will instead mature on December 2, 2020. Concurrent with entering into the Partnership Credit Facility, the Partnership terminated its former $825.0 million revolving credit facility and $150.0 million term loan (collectively, the “Former Partnership Credit Facility”) and repaid $648.4 million in borrowings and accrued and unpaid interest outstanding. All commitments under the Former Partnership Credit Facility have been terminated.

Subject to certain conditions, including the approval by the lenders, the Partnership is able to increase the aggregate commitments under the Partnership Credit Facility by up to an additional $250.0 million. Portions of the Partnership Credit Facility up to $25.0 million and $50.0 million will be available for the issuance of letters of credit and swing line loans, respectively. As of March 31, 2017, the Partnership had undrawn capacity of $437.0 million under the Partnership Credit Facility. The Partnership Credit Facility agreement limits its Total Debt to EBITDA ratio (as defined in the Partnership Credit Facility agreement) to not greater than 5.95 to 1.0. As a result of this limitation, $293.2 million of the $437.0 million of undrawn capacity was available for additional borrowings as of March 31, 2017.

The Partnership Credit Facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 3.25% and (ii) in the case of base rate loans, from 1.00% to 2.25%. The base rate is the highest of (i) the prime rate announced by JP Morgan Chase Bank, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) one-month LIBOR plus 1.00%. Additionally, the Partnership is required to pay commitment fees based on the daily unused amount of the Partnership Credit Facility in an amount, depending on its leverage ratio, ranging from 0.375% to 0.50%. At March 31, 2017, the applicable margin on amounts outstanding was 2.25%. The Partnership incurred $0.4 million in commitment fees on the daily unused amount of the Partnership Credit Facility and the former $825.0 million revolving credit facility during the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017 and 2016, the weighted average annual interest rate on the outstanding balance of the Partnership Credit Facility and the Partnership’s former revolving credit facility, excluding the effect of interest rate swaps, was 6.3% and 3.2%, respectively. During the three months ended March 31, 2017 and 2016, the average daily debt balance under these facilities was $507.6 million and $743.8 million, respectively.

The Partnership Credit Facility borrowing base consists of eligible accounts receivable, inventory and compression units. The largest component is eligible compression units.

Borrowings under the Partnership Credit Facility are secured by substantially all of the personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Facility agreement), including all of the membership interests of its Domestic Subsidiaries (as defined in the Partnership Credit Facility agreement).

The Partnership Credit Facility agreement contains various covenants including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. The Partnership Credit Facility agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. In addition, if as of any date the Partnership has cash and cash equivalents (other than proceeds from a debt or equity issuance in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Partnership Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Partnership Credit Facility.

The Partnership must maintain various consolidated financial ratios, as defined in the Partnership Credit Facility agreement, including a ratio of EBITDA to Total Interest Expense of not less than 2.5 to 1.0, a ratio of Senior Secured Debt to EBITDA of not greater than 3.50 to 1.0 and a ratio of Total Debt to EBITDA of not greater than 5.95 to 1.0 through the fourth quarter of 2017, 5.75 to 1.0 through fiscal year 2018, 5.50 to 1.00 through the second quarter of 2019 and 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) thereafter. If the Partnership were to anticipate non-compliance with these financial ratios, the Partnership may take actions to maintain compliance with them, including a reduction in general and administrative expenses, its capital expenditures or the payment of cash distributions at its current distribution rate to its unit holders, including us. A reduction in the amount of cash distributions we receive from the Partnership would reduce the amount of cash available for payment of our debt, payment of dividends and the funding of our business requirements. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreements, which would accelerate the Partnership’s obligation to repay its indebtedness under those agreements. In addition, a material adverse effect with respect to the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts the Partnership’s ability to perform its obligations under the Partnership Credit Facility, could lead to a default under that agreement. As of March 31, 2017, the Partnership was in compliance with all financial covenants under the Partnership Credit Facility.

In March 2013, the Partnership issued $350.0 million aggregate principal amount of the Partnership 2013 Notes. The Partnership used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under its former revolving credit facility. The Partnership 2013 Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. In January 2014, holders of the Partnership 2013 Notes exchanged their Partnership 2013 Notes for registered notes with the same terms.

On or after April 1, 2017, the Partnership may redeem all or a part of the Partnership 2013 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.00% for the twelve-month period beginning on April 1, 2017, 101.50% for the twelve-month period beginning on April 1, 2018 and 100.00% for the twelve-month period beginning on April 1, 2019 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date of the Partnership 2013 Notes.

In April 2014, the Partnership issued $350.0 million aggregate principal amount of the Partnership 2014 Notes. The Partnership received net proceeds of $337.4 million, after original issuance discount and issuance costs, from this offering, which it used to fund a portion of an April 2014 acquisition and repay borrowings under its revolving credit facility. The Partnership 2014 Notes were issued at an original issuance discount of $5.7 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. In February 2015, holders of the Partnership 2014 Notes exchanged their Partnership 2014 Notes for registered notes with the same terms.

Prior to April 1, 2018, the Partnership may redeem all or a part of the Partnership 2014 Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. On or after April 1, 2018, the Partnership may redeem all or a part of the Partnership 2014 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.00% for the twelve-month period beginning on April 1, 2018, 101.50% for the twelve-month period beginning on April 1, 2019 and 100.00% for the twelve-month period beginning on April 1, 2020 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date of the Partnership 2014 Notes.

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

The Partnership has entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with its variable rate debt. At March 31, 2017, the Partnership was a party to interest rate swaps with a notional value of $500.0 million pursuant to which it makes fixed payments and receives floating payments. The Partnership’s interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of March 31, 2017, the weighted average effective fixed interest rate on the interest rate swaps was 1.6%. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this Quarterly Report on Form 10-Q for further discussion of the interest rate swap agreements.

In connection with the Spin-off, we entered into a separation and distribution agreement with Exterran Corporation pursuant to which we have the right to receive payments from a subsidiary of Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation’s subsidiaries from PDVSA Gas, S.A. (“PDVSA Gas”) in respect of the sale of Exterran Corporation’s subsidiaries’ and joint ventures’ previously nationalized assets. As of March 31, 2017, Exterran Corporation or its subsidiaries were due to receive the remaining principal amount of approximately $20.9 million from PDVSA Gas.

Additionally, we also have the right under the separation and distribution agreement to receive a $25.0 million cash payment from a subsidiary of Exterran Corporation promptly following the occurrence of a qualified capital raise as defined in the Exterran Corporation credit agreement. Such a qualified capital raise occurred on April 4, 2017, when Exterran Corporation completed an issuance of 8.125% Senior Notes. In satisfaction of the separation and distribution agreement, we received a cash payment of $25.0 million on April 11, 2017.

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

Dividends.  On April 26, 2017 our board of directors declared a quarterly dividend of $0.1200 per share of common stock, to be paid on May 16, 2017 to stockholders of record at the close of business on May 9, 2017. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

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

On April 26, 2017, the board of directors of Archrock GP LLC, the general partner of the Partnership’s general partner, approved a cash distribution by the Partnership of $0.2850 per limited partner unit, or approximately $19.1 million. Of the total distribution, the Partnership will pay us approximately $8.7 million with respect to our common unit and general partner interest in the Partnership. The distribution covers the period from January 1, 2017 through March 31, 2017. The record date for this distribution is May 9, 2017 and payment is expected to occur on May 15, 2017.

Off-Balance Sheet Arrangements

For information on our obligations with respect to performance bonds and letters of credit, see Note 15 (“Commitments and Contingencies”) and Note 7 (“Long-Term Debt”), respectively, to our Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily associated with changes in interest rates under our financing arrangements. We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.

As of March 31, 2017, after taking into consideration interest rate swaps, we had $252.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at March 31, 2017 would result in an annual increase in our interest expense of $2.5 million.

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

Management’s Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of March 31, 2017 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 15 (“Commitments and Contingencies”) to the Financial Statements for a discussion of litigation related to the Heavy Equipment Statutes, which is incorporated by reference into this Item 1.

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

In addition, Exterran Corporation has disclosed that it has been cooperating with the SEC in an investigation, including responding to a subpoena for documents related to the restatement of its consolidated and combined financial statements and related disclosures and compliance with the U.S. Foreign Corrupt Practices Act, which are also being provided to the U.S. Department of Justice at its request. We have been assisting Exterran Corporation in responding to this investigation, including providing information regarding periods prior to the Spin-off that is not otherwise in Exterran Corporation’s possession, and has been in communications with the SEC staff regarding this matter.

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of equity securities during the three months ended March 31, 2017:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
January 1, 2017 - January 31, 2017	2,957	$13.32	N/A	N/A
February 1, 2017 - February 28, 2017	—	—	N/A	N/A
March 1, 2017 - March 31, 2017	166,935	13.66	N/A	N/A
Total	169,892	$13.66	N/A	N/A

(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

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

3.3	Composite Restated Certificate of Incorporation of Archrock, Inc., incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2016
3.4	Third Amended and Restated Bylaws of Exterran Holdings, Inc. (now Archrock, Inc.), incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2013
10.1	Form of Archrock, Inc. Award Notice and Agreement for Performance Units, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2017
10.2
Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock for Non-Employee Directors, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 23, 2017

10.3*
Sixth Amendment and Consent to Credit Agreement and Second Amendment to Guaranty and Collateral Agreement, dated as of March 30, 2017, by and among Archrock Services, L.P., Archrock, Inc., the Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the Lenders

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

ARCHROCK, INC.

Date: May 4, 2017	By:	/s/ David S. Miller
David S. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Donna A. Henderson
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

3.3	Composite Restated Certificate of Incorporation of Archrock, Inc., incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2016
3.4	Third Amended and Restated Bylaws of Exterran Holdings, Inc. (now Archrock, Inc.), incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2013
10.1	Form of Archrock, Inc. Award Notice and Agreement for Performance Units, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2017
10.2
Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock for Non-Employee Directors, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 23, 2017

10.3*
Sixth Amendment and Consent to Credit Agreement and Second Amendment to Guaranty and Collateral Agreement, dated as of March 30, 2017, by and among Archrock Services, L.P., Archrock, Inc., the Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the Lenders

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