Form 10-Q
period 2017-06-30
Archrock, Inc.
filed 2017-08-01
CIK 1389050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO

Commission File No. 001-33666

ARCHROCK, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-3204509
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

9807 Katy Freeway, Suite 100
Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☒

Number of shares of the common stock of the registrant outstanding as of July 25, 2017: 70,939,037 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ARCHROCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$2,595	$3,134
Accounts receivable, net of allowance of $1,781 and $1,864, respectively	109,244	111,746
Inventory	94,087	93,801
Other current assets	6,290	6,081
Current assets associated with discontinued operations	254	923
Total current assets	212,470	215,685
Property, plant and equipment, net	2,083,355	2,079,099
Intangible assets, net	77,716	86,697
Other long-term assets	25,925	13,224
Long-term assets associated with discontinued operations	19,053	20,074
Total assets	$2,418,519	$2,414,779

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable, trade	$47,647	$32,529
Accrued liabilities	66,678	69,639
Deferred revenue	3,968	3,451
Current liabilities associated with discontinued operations	297	909
Total current liabilities	118,590	106,528
Long-term debt	1,442,652	1,441,724
Deferred income taxes	150,706	167,114
Other long-term liabilities	20,142	7,910
Long-term liabilities associated with discontinued operations	6,575	6,575
Total liabilities	1,738,665	1,729,851
Commitments and contingencies (Note 15)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 76,759,965 and 76,162,279 shares issued, respectively	768	762
Additional paid-in capital	3,070,880	3,021,040
Accumulated other comprehensive loss	(936)	(1,678)
Accumulated deficit	(2,261,497)	(2,227,214)
Treasury stock — 5,852,458 and 5,626,074 common shares, at cost, respectively	(76,124)	(73,944)
Total Archrock stockholders’ equity	733,091	718,966
Noncontrolling interest	(53,237)	(34,038)
Total equity	679,854	684,928
Total liabilities and equity	$2,418,519	$2,414,779
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Contract operations	$151,114	$162,973	$301,098	$339,212
Aftermarket services	46,868	41,172	86,769	78,228
	197,982	204,145	387,867	417,440
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	62,243	58,866	126,340	127,045
Aftermarket services	39,609	34,353	73,341	64,715
Selling, general and administrative	25,162	27,646	52,715	62,297
Depreciation and amortization	47,248	51,896	95,020	105,823
Long-lived asset impairment	5,508	13,808	13,753	23,668
Restatement and other charges	1,920	434	2,721	434
Restructuring and other charges	366	3,004	823	11,069
Interest expense	22,504	21,177	43,925	41,477
Debt extinguishment costs	—	—	291	—
Other income, net	(962)	(181)	(1,756)	(2,170)
	203,598	211,003	407,173	434,358
Loss before income taxes	(5,616)	(6,858)	(19,306)	(16,918)
Benefit from income taxes	(1,580)	(4,500)	(1,257)	(7,834)
Loss from continuing operations	(4,036)	(2,358)	(18,049)	(9,084)
Loss from discontinued operations, net of tax	—	(26)	—	(26)
Net loss	(4,036)	(2,384)	(18,049)	(9,110)
Less: Net (income) loss attributable to the noncontrolling interest	(2,651)	(2,093)	(323)	2,814
Net loss attributable to Archrock stockholders	$(6,687)	$(4,477)	$(18,372)	$(6,296)

Basic loss per common share:
Net loss attributable to Archrock common stockholders	$(0.10)	$(0.07)	$(0.27)	$(0.10)

Diluted loss per common share:
Net loss attributable to Archrock common stockholders	$(0.10)	$(0.07)	$(0.27)	$(0.10)

Weighted average common shares outstanding used in loss per common share:
Basic	69,588	69,021	69,496	68,922
Diluted	69,588	69,021	69,496	68,922

Dividends declared and paid per common share	$0.1200	$0.0950	$0.2400	$0.2825
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(4,036)	$(2,384)	$(18,049)	$(9,110)
Other comprehensive income (loss), net of tax:
Derivative gain (loss), net of reclassifications to earnings	398	(2,061)	1,814	(6,298)
Adjustments from changes in ownership of Partnership	—	—	—	(6)
Amortization of terminated interest rate swaps	21	40	45	92
Total other comprehensive income (loss)	419	(2,021)	1,859	(6,212)
Comprehensive loss	(3,617)	(4,405)	(16,190)	(15,322)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(2,877)	(678)	(1,440)	7,015
Comprehensive loss attributable to Archrock stockholders	$(6,494)	$(5,083)	$(17,630)	$(8,307)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Archrock, Inc. Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2016	$750	$2,944,897	$(1,570)	$(72,429)	$(2,137,738)	$53,349	$787,259
Treasury stock purchased				(749)			(749)
Cash dividends					(19,763)		(19,763)
Stock-based compensation, net of forfeitures	12	5,078				686	5,776
Income tax expense from stock-based compensation expense		(1,057)					(1,057)
Contribution from Exterran Corporation		29,662					29,662
Partnership units issued in March 2016 Acquisition		585				884	1,469
Cash distribution to noncontrolling unitholders of the Partnership						(31,183)	(31,183)
Comprehensive loss			(2,011)		(6,296)	(7,015)	(15,322)
Balance, June 30, 2016	$762	$2,979,165	$(3,581)	$(73,178)	$(2,163,797)	$16,721	$756,092

Balance, January 1, 2017	$762	$3,021,040	$(1,678)	$(73,944)	$(2,227,214)	$(34,038)	$684,928
Treasury stock purchased				(2,180)			(2,180)
Cash dividends					(16,992)		(16,992)
Stock-based compensation, net of forfeitures	5	3,984				269	4,258
Stock options exercised	1	938					939
Contribution from Exterran Corporation		44,709					44,709
Cash distribution to noncontrolling unitholders of the Partnership						(20,908)	(20,908)
Impact of adoption of Accounting Standards Update (ASU) 2016-09		209			1,081		1,290
Comprehensive income (loss)			742		(18,372)	1,440	(16,190)
Balance, June 30, 2017	$768	$3,070,880	$(936)	$(76,124)	$(2,261,497)	$(53,237)	$679,854
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(18,049)	$(9,110)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	95,020	105,823
Long-lived asset impairment	13,753	23,668
Amortization of deferred financing costs	3,904	2,719
Amortization of debt discount	652	613
Loss from discontinued operations, net of tax	—	26
Debt extinguishment costs	291	—
Provision for doubtful accounts	1,211	2,354
Gain on sale of property, plant and equipment	(1,789)	(23)
Loss on non-cash consideration in March 2016 Acquisition	—	635
Amortization of terminated interest rate swaps	68	142
Interest rate swaps	980	649
Stock-based compensation expense	4,075	5,203
Non-cash restructuring charges	823	1,187
Deferred income tax benefit	(1,499)	(8,084)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and notes	1,290	26,368
Inventory	(800)	10,611
Other current assets	(1,159)	5,726
Accounts payable and other liabilities	2,139	(30,753)
Deferred revenue	186	(550)
Other	157	(101)
Net cash provided by continuing operations	101,253	137,103
Net cash provided by (used in) discontinued operations	45	(67)
Net cash provided by operating activities	101,298	137,036
Cash flows from investing activities:
Capital expenditures	(99,409)	(72,200)
Proceeds from sale of property, plant and equipment	8,889	16,948
Payment for March 2016 Acquisition	—	(13,779)
Net cash used in investing activities	(90,520)	(69,031)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	969,000	259,000
Repayments of long-term debt	(970,000)	(275,000)
Payments for debt issuance costs	(14,855)	(2,112)
Payments for settlement of interest rate swaps that include financing elements	(1,041)	(1,590)
Proceeds from stock options exercised	939	—
Purchases of treasury stock	(2,180)	(749)
Dividends to Archrock stockholders	(16,992)	(19,763)
Distributions to noncontrolling partners in the Partnership	(20,908)	(31,183)
Contribution from Exterran Corporation	44,720	29,662
Net cash used in financing activities	(11,317)	(41,735)
Net increase (decrease) in cash and cash equivalents	(539)	26,270
Cash and cash equivalents at beginning of period	3,134	1,563
Cash and cash equivalents at end of period	$2,595	$27,833

Supplemental disclosure of non-cash transactions:
Non-cash consideration in March 2016 Acquisition	$—	$3,165
Partnership units issued in March 2016 Acquisition	$—	$1,799
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Archrock, Inc. (“Archrock,” “our,” “we” or “us”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2016, which contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The following table summarizes net loss attributable to Archrock common stockholders used in the calculation of basic and diluted loss per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Loss from continuing operations attributable to Archrock stockholders	$(6,687)	$(4,451)	$(18,372)	$(6,270)
Loss from discontinued operations, net of tax	—	(26)	—	(26)
Net Loss attributable to Archrock stockholders	(6,687)	(4,477)	(18,372)	(6,296)
Less: Net income attributable to participating securities	(180)	(151)	(334)	(335)
Net loss attributable to Archrock common stockholders	$(6,867)	$(4,628)	$(18,706)	$(6,631)

The following table shows the potential shares of common stock that were included in computing diluted income (loss) attributable to Archrock common stockholders per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average common shares outstanding including participating securities	70,908	70,627	70,833	70,390
Less: Weighted average participating securities outstanding	(1,320)	(1,606)	(1,337)	(1,468)
Weighted average common shares outstanding — used in basic income (loss) per common share	69,588	69,021	69,496	68,922
Net dilutive potential common shares issuable:
On exercise of options	*	*	*	*
Weighted average common shares outstanding — used in diluted income (loss) per common share	69,588	69,021	69,496	68,922

*	Excluded from diluted income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted income (loss) attributable to Archrock common stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	282	534	297	725
On exercise of options	108	45	125	23
Net dilutive potential common shares issuable	390	579	422	748

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

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, and excluding noncontrolling interest, during the six months ended June 30, 2016 and 2017 (in thousands):

Derivatives Cash Flow Hedges
Accumulated other comprehensive loss, January 1, 2016	$(1,570)
Loss recognized in other comprehensive loss, net of tax(1)	(2,666)
Loss reclassified from accumulated other comprehensive loss, net of tax(2)	655
Other comprehensive loss attributable to Archrock stockholders	(2,011)
Accumulated other comprehensive loss, June 30, 2016	$(3,581)

Accumulated other comprehensive loss, January 1, 2017	$(1,678)
Gain recognized in other comprehensive income, net of tax(3)	173
Loss reclassified from accumulated other comprehensive loss, net of tax(4)	569
Other comprehensive income attributable to Archrock stockholders	742
Accumulated other comprehensive loss, June 30, 2017	$(936)

(1)
During the three months ended June 30, 2016, we recognized a loss of $1.5 million and a tax benefit of $0.5 million, in other comprehensive income (loss) related to the change in the fair value of derivative financial instruments. During the six months ended June 30, 2016, we recognized a loss of $4.0 million and a tax benefit of $1.3 million, in other comprehensive income (loss) related to the change in the fair value of derivative financial instruments.

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

(3)
During the three months ended June 30, 2017, we recognized a loss of $0.1 million and tax benefit of $0.1 million in other comprehensive income (loss) related to the change in the fair value of derivative financial instruments. During the six months ended June 30, 2017, we recognized a gain of $0.2 million and immaterial tax expense in other comprehensive income (loss) related to the change in the fair value of derivative financial instruments.

(4)
During the three months ended June 30, 2017, we reclassified a loss of $0.4 million to interest expense and a tax benefit of $0.1 million to provision for (benefit from) income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss). During the six months ended June 30, 2017, we reclassified a loss of $0.9 million to interest expense and a tax benefit of $0.3 million to provision for (benefit from) income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss).

Financial Instruments

Our financial instruments consist of cash, receivables, payables, interest rate swaps and debt. At June 30, 2017 and December 31, 2016, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 9 (“Fair Value Measurements”) for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Fixed rate debt	$685,152	$699,000	$683,577	$686,000
Floating rate debt	757,500	759,000	758,147	759,000
Total debt	$1,442,652	$1,458,000	$1,441,724	$1,445,000

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 7 (“Long-Term Debt”) for further details.

GAAP requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value and that changes in such fair value be recognized in income (loss) unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related income effects of the hedged item pending recognition in income.

2. Recent Accounting Developments

Accounting Standards Updates Implemented

On January 1, 2017, we adopted Accounting Standards Update No. 2016-09 (“Update 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions and had the following impacts to our condensed consolidated financial statements:

•
Update 2016-09 requires that all prospective excess tax benefits and tax deficiencies should be recognized as income tax benefits and expense. Additionally, Update 2016-09 requires that we recognize previously unrecognized excess tax benefits using a modified retrospective approach. As a result, we recorded a $1.2 million cumulative effect adjustment to retained earnings as of January 1, 2017.

•
Update 2016-09 allows companies to make an accounting policy election to either estimate forfeitures or account for forfeitures as they occur. We have elected to account for forfeitures as they occur which we are required to apply on a modified retrospective basis. As a result, we recorded a cumulative effect adjustment to retained earnings of $0.2 million to reverse forfeiture estimates on unvested awards as of January 1, 2017.

•
Update 2016-09 also reflects the Financial Accounting Standards Board’s (“FASB”) decision that cash flows related to excess tax benefits should be classified as cash flows from operating activities on the consolidated statements of cash flows. We adopted this provision on a retrospective basis which resulted in a $0.1 million increase in net cash provided by operating activities and a $0.1 million increase in net cash used in financing activities on the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2016.

There were no other material impacts to the condensed consolidated financial statements as a result of adoption of Update 2016-09.

On January 1, 2017, we adopted Accounting Standards Update No. 2015-11 which requires us to measure inventory at the lower of cost and net realizable value, which is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. There was no material impact to the condensed consolidated financial statements as a result of the adoption of this standard.

Accounting Standards Updates Not Yet Implemented

In August 2016, the FASB issued Accounting Standards Update No. 2016-15 (“Update 2016-15”) which addresses diversity in practice and simplifies several elements of cash flow classification, including how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Update 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Update 2016-15 will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Early adoption is permitted. We have evaluated Update 2016-15 and do not expect a material impact on our consolidated financial statements.

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

From May 2014 through May 2016, the FASB issued Accounting Standards Update No. 2014-09 and several additional accounting standard updates (the “Revenue Recognition Update”) that outline a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersede the most current revenue recognition guidance, including industry-specific guidance. The core principle of the Revenue Recognition Update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Revenue Recognition Update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Revenue Recognition Update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted for reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach.

We intend to adopt the Revenue Recognition Update on January 1, 2018, using the modified retrospective transition method applied to those contracts which are not complete as of that date. Upon adoption, we will recognize the cumulative effect of adoption as an adjustment to the opening balance of our retained earnings.

Under current guidance, contract operations revenue is recognized when earned, which generally occurs monthly when the service is provided under our customer contracts. We anticipate the timing of revenue recognized will be impacted by contractual provisions for service availability guarantees of our compressor assets, re-billable costs associated with moving our compressor assets to a customer site, as well as delayed billings for new agreements. At this time we do not expect these changes to result in a material difference from current practice for contract operations.

We do not expect there to be a material difference in the amount or timing of revenues for sales of aftermarket services parts and components. A significant change is expected related to our aftermarket services operations, maintenance, overhaul and reconfiguration services. Under current guidance, revenue is recognized on a completed contract basis as products are delivered and title is transferred, or services are performed for the customer. Under the new guidance, these services will meet the requirements to be recognized as revenue over time, using output or input methods to measure the progress toward complete satisfaction of the performance obligation based on the nature of the good or service being provided.

The Revenue Recognition Update provides guidance on contract costs that should be recognized as assets and amortized over the period that the related goods or services transfer to the customer. Certain costs such as sales commissions and freight charges to transport compressor assets, currently expensed as incurred, will be deferred and amortized.

We anticipate significant changes to our disclosures based on the requirements prescribed by the Revenue Recognition Update. Additionally, we are currently evaluating our business processes, systems and controls to ensure the accuracy and timeliness of the recognition and disclosure requirements under the new revenue guidance. The impacts noted are not all-inclusive, but reflect our current expectations. We are still determining the materiality of the impact for certain of these changes on our consolidated financial statements.

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

In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation on the Distribution Date, which include but are not limited to:

•
The separation and distribution agreement contains the key provisions relating to the separation of our business from Exterran Corporation’s business. The separation and distribution agreement identifies the assets and rights that were transferred, liabilities that were assumed or retained and contracts and related matters that were assigned to us or Exterran Corporation in the Spin-off and describes how these transfers, assumptions and assignments occurred. Additionally, the separation and distribution agreement specifies our right to receive payments from a subsidiary of Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation’s subsidiaries from PDVSA Gas, S.A. (“PDVSA Gas”) in respect of the sale of Exterran Corporation’s subsidiaries’ and joint ventures’ previously nationalized assets promptly after such amounts are collected by Exterran Corporation’s subsidiaries. During the six months ended June 30, 2017, and 2016, Exterran Corporation received installment payments of $19.7 million and $29.7 million, respectively, from PDVSA Gas relating to these sales and transferred cash to us equal to that amount. Exterran Corporation or its subsidiary was due to receive the remaining principal amount as of June 30, 2017 of approximately $20.9 million. As these remaining proceeds are received, Exterran Corporation intends to contribute to us an amount equal to such proceeds pursuant to the terms of the separation and distribution agreement. The separation and distribution agreement also specifies our right to receive a $25.0 million cash payment from a subsidiary of Exterran Corporation promptly following the occurrence of a qualified capital raise as defined in the Exterran Corporation credit agreement. Such a qualified capital raise occurred on April 4, 2017, when Exterran Corporation completed an issuance of 8.125% Senior Notes. In satisfaction of the separation and distribution agreement, we received a cash payment of $25.0 million on April 11, 2017.

•
The tax matters agreement governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes. Subject to the provisions of this agreement Exterran Corporation and we agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of June 30, 2017, we classified $6.6 million of unrecognized tax benefits (including interest and penalties) as long-term liability associated with discontinued operations since it relates to operations of Exterran Corporation prior to the Spin-off. We have also recorded an offsetting $6.6 million indemnification asset related to this reserve as long-term assets associated with discontinued operations.

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

•
The supply agreement sets forth the terms under which Exterran Corporation provides manufactured equipment, including the design, engineering, manufacturing and sale of natural gas compression equipment, on an exclusive basis to us and the Partnership. This supply agreement has an initial term of two years, subject to certain cancellation conditions, and is extendible for additional one-year terms by mutual agreement of the parties. Pursuant to the supply agreement, we and the Partnership are each required to purchase our respective requirements of newly-manufactured compression equipment from Exterran Corporation, subject to certain exceptions. For the six months ended June 30, 2017 and June 30, 2016, we purchased $79.3 million and $31.6 million, respectively, of newly-manufactured compression equipment from Exterran Corporation.

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

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	June 30, 2017			December 31, 2016
	Exterran Corporation	Contract Water Treatment Business	Total	Exterran Corporation	Contract Water Treatment Business	Total
Other current assets	$254	$—	$254	$923	$—	$923
Total current assets associated with discontinued operations	254	—	254	923	—	923
Other assets, net	6,575	—	6,575	6,575	—	6,575
Deferred income taxes	54	12,424	12,478	54	13,445	13,499
Total assets associated with discontinued operations	$6,883	$12,424	$19,307	$7,552	$13,445	$20,997
Other current liabilities	$297	$—	$297	$909	$—	$909
Total current liabilities associated with discontinued operations	297	—	297	909	—	909
Deferred income taxes	6,575	—	6,575	6,575	—	6,575
Total liabilities associated with discontinued operations	$6,872	$—	$6,872	$7,484	$—	$7,484

4. Business Acquisitions

On March 1, 2016, the Partnership completed an acquisition of contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The $18.8 million purchase price was funded with $13.8 million in borrowings under the Partnership’s revolving credit facility, a non-cash exchange of 24 Partnership compressor units for $3.2 million, and the issuance of 257,000 of the Partnership’s common units for $1.8 million. In connection with this acquisition, the Partnership issued and sold to Archrock General Partner, L.P. (“GP”), our wholly owned subsidiary and the Partnership’s general partner, 5,205 general partner units to maintain GP’s approximate 2% general partner interest in the Partnership. This acquisition by the Partnership is referred to as the “March 2016 Acquisition.” During the six months ended June 30, 2016, the Partnership incurred transaction costs of $0.2 million related to the March 2016 Acquisition, which is reflected in other income, net, in our condensed consolidated statement of operations.

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

Pro forma financial information is not presented for the March 2016 Acquisition as it is immaterial to our reported results.

5. Inventory

Inventory consisted of the following amounts (in thousands):

	June 30, 2017	December 31, 2016
Parts and supplies	$76,002	$80,641
Work in progress	18,085	13,160
Inventory	$94,087	$93,801

6. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Compression equipment, facilities and other fleet assets	$3,185,387	$3,147,708
Land and buildings	49,968	48,964
Transportation and shop equipment	101,280	102,312
Computer equipment	86,528	79,019
Other	25,258	29,481
Property, plant and equipment	3,448,421	3,407,484
Accumulated depreciation	(1,365,066)	(1,328,385)
Property, plant and equipment, net	$2,083,355	$2,079,099

7. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Revolving credit facility due November 2020	$65,500	$99,000
Partnership’s revolving credit facility due March 2022	692,000	—
Partnership’s revolving credit facility due May 2018	—	509,500

Partnership’s term loan facility due May 2018	—	150,000
Less: Deferred financing costs, net of amortization	—	(353)
	—	149,647

Partnership’s 6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(2,874)	(3,213)
Less: Deferred financing costs, net of amortization	(3,852)	(4,366)
	343,274	342,421

Partnership’s 6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(3,763)	(4,076)
Less: Deferred financing costs, net of amortization	(4,359)	(4,768)
	341,878	341,156
Long-term debt	$1,442,652	$1,441,724

Archrock Revolving Credit Facility

In October 2015, in connection with the Spin-off, we entered into a five-year, $350 million revolving credit facility (the “Credit Facility”) and in November 2015, we terminated our former credit facility. The Credit Facility will mature in November 2020. As of June 30, 2017, we had $65.5 million in outstanding borrowings and $15.1 million in outstanding letters of credit under the Credit Facility. At June 30, 2017, taking into account guarantees through letters of credit, we had undrawn capacity of $269.4 million under the Credit Facility. In addition, our Credit Facility limits our Total Debt (as defined in the Credit Facility) to EBITDA (as defined in the Credit Facility) ratio to not greater than 4.25 to 1.0. As a result of this limitation, $179.5 million of the $269.4 million undrawn capacity under the Credit Facility was available for additional borrowings as of June 30, 2017. We are required to pay commitment fees based on the daily unused amount of the Credit Facility in an amount, depending on our leverage ratio, ranging from 0.25% to 0.50%. At June 30, 2017, the applicable margin on amounts outstanding was 2.00%. We incurred $0.2 million and $0.1 million in commitment fees on the daily unused amount of the Credit Facility during the three months ended June 30, 2017 and 2016, respectively, and $0.3 million and $0.2 million during the six months ended June 30, 2017 and 2016, respectively.

The Partnership Asset-Based Revolving Credit Facility
On March 30, 2017, the Partnership entered into a five-year, $1.1 billion asset-based revolving credit facility (the “Partnership Credit Facility”). The Partnership Credit Facility will mature on March 30, 2022, except that if any portion of the Partnership’s 6% senior notes due April 2021 are outstanding as of December 2, 2020, then the Partnership Credit Facility will instead mature on December 2, 2020. The Partnership incurred approximately $15.0 million in transaction costs related to the Partnership Credit Facility, which were included in other long-term assets in our condensed consolidated balance sheets and will be amortized over the term of the Partnership Credit Facility. Concurrent with entering into the Partnership Credit Facility, the Partnership terminated its former $825.0 million revolving credit facility and $150.0 million term loan (collectively, the “Former Partnership Credit Facility”) and repaid $648.4 million in borrowings and accrued and unpaid interest and fees outstanding. All commitments under the Former Partnership Credit Facility have been terminated. As a result of the termination, we expensed $0.6 million of unamortized deferred financing costs associated with the $825.0 million revolving credit facility, which was included in interest expense in our condensed consolidated statements of operations. Additionally, we recorded a loss of $0.3 million related to the extinguishment of the $150.0 million term loan.

Subject to certain conditions, including the approval by the lenders, the Partnership is able to increase the aggregate commitments under the Partnership Credit Facility by up to an additional $250.0 million. Portions of the Partnership Credit Facility up to $25.0 million and $50.0 million will be available for the issuance of letters of credit and swing line loans, respectively. As of June 30, 2017, the Partnership had $692.0 million in outstanding borrowings and no outstanding letters of credit under the Partnership Credit Facility.

The Partnership Credit Facility bears interest at a base rate or the London Interbank Offered Rate (“LIBOR”), at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 3.25% and (ii) in the case of base rate loans, from 1.00% to 2.25%. The base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) one-month LIBOR plus 1.00%. Additionally, the Partnership is required to pay commitment fees based on the daily unused amount of the Credit Facility in an amount, depending on its leverage ratio, ranging from 0.375% to 0.50%. At June 30, 2017, the applicable margin on amounts outstanding was 3.21%. The Partnership incurred $0.5 million and $0.3 million in commitment fees on the daily unused amount of the Partnership Credit Facility and the former $825.0 million revolving credit facility during the three months ended June 30, 2017 and 2016, respectively, and $0.9 million and $0.7 million during the six months ended June 30, 2017 and 2016, respectively.

The Credit Facility borrowing base consists of eligible accounts receivable, inventory and compressor units. The largest component is eligible compressor units.

Borrowings under the Partnership Credit Facility are secured by substantially all of the personal property assets of the Partnership and its Significant Domestic Subsidiaries (as defined in the Partnership Credit Facility agreement), including all of the membership interests of the Partnership’s Domestic Subsidiaries (as defined in the Partnership Credit Facility agreement).

The Partnership Credit Facility agreement contains various covenants including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. The Partnership Credit Facility agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. In addition, if as of any date the Partnership has cash and cash equivalents (other than proceeds from a debt or equity issuance received in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Partnership Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Partnership Credit Facility.

The Partnership must maintain the following consolidated financial ratios, as defined in the Partnership Credit Facility agreement:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.5 to 1.0
Total Debt to EBITDA
Through fiscal year 2017	5.95 to 1.0
Through fiscal year 2018	5.75 to 1.0
Through second quarter of 2019	5.50 to 1.0
Thereafter (1)	5.25 to 1.0

(1)
Subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the quarter in which the acquisition closes.

A material adverse effect on the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts its ability to perform its obligations under the Partnership Credit Facility agreement, could lead to a default under that agreement. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreements, which would accelerate its obligation to repay its indebtedness under those agreements. As of June 30, 2017, the Partnership was in compliance with all financial covenants under the Partnership Credit Facility agreement.

As of June 30, 2017, the Partnership had undrawn capacity of $408.0 million under the Partnership Credit Facility. As a result of the financial ratio requirements discussed above, $217.4 million of the $408.0 million of undrawn capacity was available for additional borrowings as of June 30, 2017.

8. Derivatives

We are exposed to market risks associated with changes in interest rates. We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

At June 30, 2017, the Partnership was a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates:

Expiration Date	Notional Value (in millions)
May 2018	$300
May 2019	100
May 2020	100
$500

As of June 30, 2017, the weighted average effective fixed interest rate on the interest rate swaps was 1.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded $0.1 million of interest expense during the six months ended June 30, 2017 as compared to an immaterial amount of interest income during the six months ended June 30, 2016 due to ineffectiveness related to interest rate swaps. We estimate that $2.0 million of deferred pre-tax losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at June 30, 2017, will be reclassified into earnings as interest expense at then current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

		Fair Value Asset (Liability)
	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term assets	$254	$413
Interest rate swaps	Accrued liabilities	(1,298)	(3,226)
Interest rate swaps	Other long-term liabilities	(23)	(377)
Total derivatives		$(1,067)	$(3,190)

	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre-tax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps
Three months ended June 30, 2017	$(336)	Interest expense	$(830)
Three months ended June 30, 2016	(3,518)	Interest expense	(1,159)
Six months ended June 30, 2017	363	Interest expense	(1,843)
Six months ended June 30, 2016	(9,450)	Interest expense	(2,275)

The counterparties to the derivative agreements are major financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us. The Partnership has no specific collateral posted for its derivative instruments.

9. Fair Value Measurements

The accounting standard for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value into the following three categories:

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, with pricing levels as of the date of valuation (in thousands):

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swaps asset	$—	$254	$—	$—	$413	$—
Interest rate swaps liability	—	(1,321)	—	—	(3,603)	—

On a quarterly basis, the interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016, with pricing levels as of the date of valuation (in thousands):

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Impaired long-lived assets	$—	$—	$816	$—	$—	$6,460

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

During the three and six months ended June 30, 2017 and 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on these reviews, we determined that certain idle compressor units would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment, and as a result of our review, we recorded an asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our review of our idle compression assets during the three and six months ended June 30, 2017 and 2016, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units and recorded additional impairment to reduce the book value of each unit to its estimated fair value.

The following table presents the results of our impairment review for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Idle compressor units retired from the active fleet	60	130	140	210
Horsepower of idle compressor units retired from the active fleet	23,000	39,000	51,000	72,000
Impairment recorded on idle compressor units retired from the active fleet (in thousands)	$5,508	$10,733	$13,753	$20,593
Additional impairment recorded on available-for-sale compressor units previously culled (in thousands)	$—	$3,075	$—	$3,075

11. Restructuring and Other Charges

As discussed in Note 3 (“Discontinued Operations”), we completed the Spin-off of Exterran Corporation on November 3, 2015. During the three months ended June 30, 2017 and 2016, we incurred $0.4 million and $0.7 million, respectively, of costs associated with the Spin-off that were directly attributable to Archrock and are summarized below. During the six months ended June 30, 2017 and 2016, we incurred $0.8 million and $1.8 million, respectively, of costs associated with the Spin-off. The restructuring charges associated with the Spin-off are not directly attributable to our reportable segments because they primarily represent costs incurred within the corporate function. As of June 30, 2017, we had an accrued liability of $0.3 million related to retention benefits incurred. We expect to incur an additional $0.6 million for the remainder of 2017.

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

(1)
Represents expenses incurred under this plan that are not directly attributable to our reportable segments because it represents severance benefits and consulting fees incurred within the corporate function.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the six months ended June 30, 2016 and 2017 (in thousands):

	Spin-off	Cost Reduction Plan	Total
Beginning balance at January 1, 2016	$855	$—	$855
Additions for costs expensed	1,800	9,269	11,069
Less non-cash expense (1)	(660)	—	(660)
Reductions for payments	(1,333)	(9,269)	(10,602)
Ending balance at June 30, 2016	$662	$—	$662

Beginning balance at January 1, 2017	$712	$—	$712
Additions for costs expensed	823	—	823
Less non-cash expense(1)	(589)	—	(589)
Reductions for payments	(606)	—	(606)
Ending balance at June 30, 2017	$340	$—	$340

(1)	Represents non-cash retention benefits associated with the Spin-off to be settled in Archrock stock.

The following table summarizes the components of charges included in restructuring and other charges in our condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Retention and severance benefits	$366	$2,070	$823	$7,394
Consulting services	—	934	—	3,675
Total restructuring and other charges	$366	$3,004	$823	$11,069

12.  Income Taxes

Recent appellate court decisions have required us to remeasure certain of our uncertain tax positions. Consequently, we increased our unrecognized tax benefit for these positions during the six months ended June 30, 2017. We had $21.4 million and $9.7 million of unrecognized tax benefits at June 30, 2017 and December 31, 2016, respectively, of which $16.2 million and $9.7 million, respectively, would affect the effective tax rate if recognized. We also recorded $1.4 million and $0.2 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions as of June 30, 2017 and December 31, 2016, respectively. In addition, our income tax provision reflects a federal benefit of $0.4 million and $2.4 million in the three and six months ended June 30, 2017, respectively, and a deferred state release of $4.3 million in the six months ended June 30, 2017, related to the increase in our unrecognized tax benefit.

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

The following table presents stock option activity during the six months ended June 30, 2017:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2017	747	$16.88
Granted	—	—
Exercised	(76)	12.34
Canceled	(133)	36.53
Options outstanding, June 30, 2017	538	12.66	2.0	$1,225
Options exercisable, June 30, 2017	538	12.66	2.0	1,225

Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the six months ended June 30, 2017 was $0.2 million.

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

The following table presents restricted stock, restricted stock unit, performance unit, cash-settled restricted stock unit and cash- settled performance unit activity during the six months ended June 30, 2017:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested awards, January 1, 2017	1,612	$10.08
Granted	725	13.24
Vested	(650)	12.23
Canceled	(103)	10.77
Non-vested awards, June 30, 2017 (1)	1,584	10.60

(1)
Non-vested awards as of June 30, 2017 are comprised of 258,000 cash-settled restricted stock units and cash-settled performance units and 1,326,000 restricted shares and stock-settled restricted stock units.

As of June 30, 2017, we expect $14.0 million of unrecognized compensation cost related to unvested restricted stock, stock-settled restricted stock units, performance units, cash-settled restricted stock units and cash-settled performance units to be recognized over the weighted-average period of 2.2 years.

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

Partnership Phantom Units

The following table presents phantom unit activity during the six months ended June 30, 2017:

	Phantom Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
Phantom units outstanding, January 1, 2017	197	$11.60
Granted	81	16.28
Vested	(84)	14.76
Canceled	(11)	7.84
Phantom units outstanding, June 30, 2017	183	12.44

As of June 30, 2017, we expect $2.0 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.2 years.

14. Cash Dividends

The following table summarizes our dividends per common share:

Declaration Date	Payment Date	Dividends per Common Share	Total Dividends
January 26, 2016	February 16, 2016	$0.1875	$13.1	million
May 2, 2016	May 18, 2016	0.0950	6.7	million
July 27, 2016	August 16, 2016	0.0950	6.7	million
October 31, 2016	November 17, 2016	0.1200	8.4	million
January 19, 2017	February 15, 2017	0.1200	8.5	million
April 26, 2017	May 16, 2017	0.1200	8.5	million

On July 26, 2017, our board of directors declared a quarterly dividend of $0.12 per share of common stock to be paid on August 15, 2017 to stockholders of record at the close of business on August 8, 2017. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

15. Commitments and Contingencies

Performance Bonds

In the normal course of business we have issued performance bonds to various state authorities that ensure payment of certain obligations. We have also issued a bond to protect our 401(k) retirement plan against losses caused by acts of fraud or dishonesty. The bonds have expiration dates in 2017 through the first quarter of 2020 and maximum potential future payments of $2.3 million. As of June 30, 2017, we were in compliance with all obligations to which the performance bonds pertain.

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of June 30, 2017 and December 31, 2016, we accrued $1.6 million and $1.5 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows for the period in which the resolution occurs.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of June 30, 2017 and December 31, 2016, we recorded an indemnification liability (including penalties and interest) of $2.0 million and $1.7 million, respectively, related to non-income based tax audits.

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

Litigation and Claims

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem taxes under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. As a result of this new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $8.4 million during the six months ended June 30, 2017. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $69.1 million as of June 30, 2017, of which $13.7 million has been agreed to by a number of appraisal review boards and county appraisal districts and $55.4 million has been disputed and is currently in litigation. A large number of appraisal review boards denied our position, although some accepted it, and our wholly-owned subsidiary, Archrock Services Leasing LLC, formerly known as EES Leasing LLC (“EES Leasing”), and Archrock Partners’ subsidiary, Archrock Partners Leasing LLC, formerly known as EXLP Leasing LLC (“EXLP Leasing”) filed 176 petitions for review in the appropriate district courts with respect to the 2012 tax year, 109 petitions for review in the appropriate district courts with respect to the 2013 tax year, 115 petitions for review in the appropriate district courts with respect to the 2014 tax year, 120 petitions for review in the appropriate district courts with respect to the 2015 tax year, and 113 petitions for review in the appropriate district courts with respect to the 2016 tax year.

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

On March 10, 2017, the Texas Supreme Court granted EXLP Leasing’s and EES Leasing’s petition for review in EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District. Oral argument is set for October 10, 2017.

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

In addition, the SEC has been conducting an investigation in connection with certain previously disclosed errors and possible irregularities at one of our former international operations. We and Exterran Corporation are cooperating with the SEC in the investigation. Among other things, we have been assisting Exterran Corporation in responding to a subpoena for documents related to the restatement of prior period consolidated and combined financial statements and related disclosures and compliance with the U.S. Foreign Corrupt Practices Act, which are also being provided to the U.S. Department of Justice at its request.

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

The following table presents revenue and other financial information by reportable segment during the three and six months ended June 30, 2017 and 2016 (in thousands):

	Contract Operations	Aftermarket Services	Reportable Segments Total
Three Months Ended June 30, 2017:
Revenue from external customers	$151,114	$46,868	$197,982
Gross margin	88,871	7,259	96,130
Three months ended June 30, 2016:
Revenue from external customers	$162,973	$41,172	$204,145
Gross margin	104,107	6,819	110,926

Six Months Ended June 30, 2017:
Revenue from external customers	$301,098	$86,769	$387,867
Gross margin	174,758	13,428	188,186
Six months ended June 30, 2016:
Revenue from external customers	$339,212	$78,228	$417,440
Gross margin	212,167	13,513	225,680

The following table reconciles total gross margin to loss before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total gross margin	$96,130	$110,926	$188,186	$225,680
Less:
Selling, general and administrative	25,162	27,646	52,715	62,297
Depreciation and amortization	47,248	51,896	95,020	105,823
Long-lived asset impairment	5,508	13,808	13,753	23,668
Restatement and other charges	1,920	434	2,721	434
Restructuring and other charges	366	3,004	823	11,069
Interest expense	22,504	21,177	43,925	41,477
Debt extinguishment costs	—	—	291	—
Other income, net	(962)	(181)	(1,756)	(2,170)
Loss before income taxes	$(5,616)	$(6,858)	$(19,306)	$(16,918)

17. Transactions Related to the Partnership

At June 30, 2017, Archrock owned an approximate 45% interest in the Partnership. As of June 30, 2017, the Partnership’s fleet included 6,081 compressor units comprising approximately 3.3 million horsepower, or 86% of our and the Partnership’s combined total horsepower.

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

On July 26, 2017, the board of directors of Archrock GP LLC, the general partner of the Partnership’s general partner, approved a cash distribution by the Partnership of $0.2850 per common unit, or approximately $19.1 million. Of the total distribution the Partnership will pay us approximately $8.7 million with respect to our common unit and general partner interest in the Partnership. The distribution covers the period from April 1, 2017 through June 30, 2017. The record date for this distribution is August 8, 2017 and payment is expected to occur on August 14, 2017.

During the six months ended June 30, 2017, the Partnership issued and sold to Archrock General Partner, L.P. (“GP”), our wholly owned subsidiary and the Partnership’s general partner, 1,231 general partner units to maintain GP’s approximate 2% general partner interest in the partnership.

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

The following table presents the effects of changes from net loss attributable to Archrock stockholders and changes in our equity interest of the Partnership on our equity attributable to Archrock stockholders (in thousands):

	Six Months Ended June 30,
	2017	2016
Net loss attributable to Archrock stockholders	$(18,372)	$(6,296)
Increase in Archrock stockholders’ additional paid-in capital for change in ownership of Partnership units	—	585
Change from net loss attributable to Archrock stockholders and transfers to noncontrolling interest	$(18,372)	$(5,711)

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

Archrock Partners, L.P.

We have a significant equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of June 30, 2017, public unitholders held an approximate 55% ownership interest in the Partnership and we owned the remaining equity interest, including all of the general partner interest and incentive distribution rights. We consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our contract operations business and we may grow the Partnership through third-party acquisitions and organic growth. As of June 30, 2017, the Partnership’s fleet included 6,081 compressor units comprising approximately 3.3 million horsepower, or 86% of our and the Partnership’s combined total horsepower.

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

Natural gas consumption in the U.S. for the twelve months ended April 30, 2017 remained flat at 26,900 billion cubic feet (“Bcf”) compared to 26,857 Bcf for the twelve months ended April 30, 2016. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will decrease by 3% in 2017 compared to 2016. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet (“Tcf”) in 2040, or 15% of the projected worldwide total of approximately 203 Tcf.

Natural gas marketed production in the U.S. for the twelve months ended April 30, 2017 decreased by 3% to 27,975 Bcf compared to 28,836 Bcf for the twelve months ended April 30, 2016. The EIA forecasts that total U.S. natural gas marketed production will increase by 2% in 2017 compared to 2016. The EIA estimates that the U.S. natural gas production level will be approximately 35 Tcf in 2040, or 17% of the projected worldwide total of approximately 202 Tcf.

Historically, oil and natural gas prices and the level of drilling and exploration activity in the U.S. have been volatile. For example, the Henry Hub spot price for natural gas was $2.98 per million British thermal unit (“MMBtu”) at June 30, 2017, which was 20% lower and 1% higher than prices at December 31, 2016 and June 30, 2016, respectively, and the U.S. natural gas liquid composite price was $6.25 per MMBtu for the month of April 2017, which was 6% lower and 19% higher than prices for the months of December 2016 and June 2016, respectively. In addition, the West Texas Intermediate crude oil spot price was $46.02 per barrel at June 30, 2017, which was 14% and 5% lower than prices at December 31, 2016 and June 30, 2016, respectively.

Lower natural gas and natural gas liquids prices during 2015 and the first half of 2016 caused many companies to reduce their natural gas drilling and production activities during 2015 and further reduce those activities during 2016 in select shale plays and in more mature and predominantly dry gas areas in the U.S., where we provide a significant amount of contract operations services. In addition, lower West Texas Intermediate crude oil prices during 2015 and 2016 resulted in a continued decrease in capital investment and in the number of new oil wells drilled by exploration and production companies in 2016 compared to 2015. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower were also impacted by crude oil drilling and production activity in 2015 and 2016.

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

Increased stability of oil and natural gas prices in the second half of 2016 and the first half of 2017, compared to the declines experienced in 2015 and the first half of 2016, contributed to increased new orders for our compression services in the first half of 2017 compared to the third and fourth quarters of 2016, as well as a stabilization of our contract operations revenue in the first half of 2017, which declined less than 1% from our second half 2016 levels.

Year to date 2017 operating horsepower remained flat compared to the decline in operating horsepower we experienced in 2016. We anticipate investing more capital in new fleet units in 2017 than we did in 2016 to take advantage of improved market conditions during 2017. Although new orders for compression services have been strong in 2017, given the operating horsepower declines and pricing pressure experienced in 2016, we expect an overall decline in our full-year 2017 contract operations revenue compared to 2016.

Operating Highlights
The following table summarizes our total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total Available Horsepower (at period end)(1)	3,827	4,023	3,827	4,023
Total Operating Horsepower (at period end)(2)	3,118	3,187	3,118	3,187
Average Operating Horsepower	3,096	3,239	3,104	3,323
Horsepower Utilization:
Spot (at period end)	81%	79%	81%	79%
Average	81%	80%	81%	82%

(1)	Defined as idle and operating horsepower. New compressor units completed by a third party manufacturer that have been delivered to us are included in the fleet.

(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.
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
Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense, SG&A expense, impairment charges, restatement and other charges, restructuring and other charges, debt extinguishment costs, provision for (benefit from) income taxes and other (income) loss, net. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A expense is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income to gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(4,036)	$(2,384)	$(18,049)	$(9,110)
Selling, general and administrative	25,162	27,646	52,715	62,297
Depreciation and amortization	47,248	51,896	95,020	105,823
Long-lived asset impairment	5,508	13,808	13,753	23,668
Restatement and other charges	1,920	434	2,721	434
Restructuring and other charges	366	3,004	823	11,069
Interest expense	22,504	21,177	43,925	41,477
Debt extinguishment costs	—	—	291	—
Other income, net	(962)	(181)	(1,756)	(2,170)
Benefit from income taxes	(1,580)	(4,500)	(1,257)	(7,834)
Loss from discontinued operations, net of tax	—	26	—	26
Gross margin	$96,130	$110,926	$188,186	$225,680

Financial Results of Operations

Summary of Results

Revenue.  Revenue was $198.0 million and $204.1 million during the three months ended June 30, 2017 and 2016, respectively, and $387.9 million and $417.4 million during the six months ended June 30, 2017 and 2016, respectively. The decrease in revenue during the three and six month periods was primarily due to a decrease in customer demand due to market conditions in 2016 in our contract operations segment, partially offset by an increase in revenue in our aftermarket services segment due to increases in part sales and service activities.

Net loss attributable to Archrock stockholders.  We generated net loss attributable to Archrock stockholders of $6.7 million and $4.5 million during the three months ended June 30, 2017 and 2016, respectively, and $18.4 million and $6.3 million during the six months ended June 30, 2017 and 2016, respectively.

The increase in net loss attributable to Archrock stockholders during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily driven by a decrease in gross margin in our contract operations segment, partially offset by decreases in long-lived asset impairment and depreciation and amortization.

The increase in net loss attributable to Archrock stockholders during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily driven by a decrease in gross margin in our contract operations segment, a decrease in benefit from income taxes and an increase in net income attributable to the noncontrolling interest, partially offset by decreases in depreciation and amortization, restructuring and other charges, long-lived asset impairment and SG&A expense.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Contract Operations
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
Revenue	$151,114	$162,973	(7)%
Cost of sales (excluding depreciation and amortization expense)	62,243	58,866	6%
Gross margin	$88,871	$104,107	(15)%
Gross margin percentage (1)	59%	64%	(5)%

(1)	Defined as gross margin divided by revenue.

The decrease in revenue during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to a decline in average operating horsepower and lower rates driven by a decrease in customer demand due to 2016 market conditions. Average operating horsepower decreased by 4% from approximately 3,239,000 during the three months ended June 30, 2016 to approximately 3,096,000 during the three months ended June 30, 2017.

Gross margin decreased during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to the decrease in revenue explained above and the increase in cost of sales driven by increased cost associated with the start-up of compressor units as well as other operating costs associated with providing our contract operations services. The increase in cost of sales was partially offset by the decrease in average operating horsepower explained above. Gross margin percentage decreased during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to lower rates and the increase in cost associated with the start-up of compressor units and other operating costs explained above.

Aftermarket Services
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
Revenue	$46,868	$41,172	14%
Cost of sales (excluding depreciation and amortization expense)	39,609	34,353	15%
Gross margin	$7,259	$6,819	6%
Gross margin percentage	15%	17%	(2)%

The increase in revenue during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was due to increases in part sales and service activities.

Gross margin increased during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to the increase in revenue explained above, partially offset by an increase in cost of sales mainly driven by the increase in part sales and service activities.

Costs and Expenses
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
Selling, general and administrative	$25,162	$27,646	(9)%
Depreciation and amortization	47,248	51,896	(9)%
Long-lived asset impairment	5,508	13,808	(60)%
Restatement and other charges	1,920	434	342%
Restructuring and other charges	366	3,004	(88)%
Interest expense	22,504	21,177	6%
Other income, net	(962)	(181)	431%

SG&A. The decrease in SG&A expense during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to a $2.7 million decrease in compensation and benefit costs primarily as a result of our cost reduction program that was completed in fiscal year 2016. These decreases were partially offset by a $1.4 million franchise tax benefit recorded as a result of the settlement of a franchise tax refund claim during the second quarter of 2016.

Depreciation and amortization. The decrease in depreciation and amortization expense during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to a decrease in depreciation expense related to certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2016 and early 2017, partially offset by an increase in depreciation expense associated with fixed asset additions.

Long-lived asset impairment. During the three months ended June 30, 2017 and 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on these reviews, we determined that certain idle compressor units would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment, and as a result of our review, we recorded an asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our review of our idle compression assets during the three months ended June 30, 2017 and 2016, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units and recorded additional impairment to reduce the book value of each unit to its estimated fair value.

The following table presents the results of our impairment review for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Idle compressor units retired from the active fleet	60	130
Horsepower of idle compressor units retired from the active fleet	23,000	39,000
Impairment recorded on idle compressor units retired from the active fleet (in thousands)	$5,508	$10,733
Additional impairment recorded on available-for-sale compressor units previously culled (in thousands)	$—	$3,075

Restatement and other charges. During the three months ended June 30, 2017 and 2016, we incurred $1.9 million and $0.4 million, respectively of restatement and other charges primarily for professional and legal fees related to the restatement of prior period consolidated and combined financial statements and related disclosures and related matters described in Note 15 (“Commitments and Contingencies”) to our Financial Statements.

Restructuring and other charges. As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, we completed the Spin-off of Exterran Corporation on November 3, 2015. During the three months ended June 30, 2017 and 2016, we incurred $0.4 million and $0.7 million, respectively of costs associated with the Spin-off which were directly attributable to Archrock.

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

Interest expense. The increase in interest expense during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to an increase in the weighted average effective interest rate, partially offset by a decrease in the average outstanding balance of long-term debt.

Other income, net. The increase in other income, net during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to a $1.0 million gain on sale of property, plant and equipment during the three months ended June 30, 2017 compared to a $0.4 million loss on sale of property, plant and equipment during the three months ended June 30, 2016, partially offset by a $0.3 million increase in our indemnification liability related to tax contingencies due to Exterran Corporation.

Income Taxes
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
Benefit from income taxes	$(1,580)	$(4,500)	(65)%
Effective tax rate	28.1%	65.6%	(38)%

The decrease in benefit from income taxes during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to a state audit settlement recorded in 2016.

Net Income Attributable to the Noncontrolling Interest
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
Net income attributable to the noncontrolling interest	$(2,651)	$(2,093)	27%

The noncontrolling interest comprises the portion of the Partnership’s earnings that are applicable to the Partnership’s publicly-held common unitholder interest. As of June 30, 2017 and 2016, public unitholders held an ownership interest in the Partnership of 55% and 60%, respectively. The increase in net income attributable to the noncontrolling interest during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to an increase in net income of the Partnership. The increase in net income of the Partnership was primarily due to decreases in long-lived asset impairment, depreciation and amortization, SG&A expense and restructuring charges, partially offset by a decrease in gross margin and an increase in interest expense.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Contract Operations
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
Revenue	$301,098	$339,212	(11)%
Cost of sales (excluding depreciation and amortization expense)	126,340	127,045	(1)%
Gross margin	$174,758	$212,167	(18)%
Gross margin percentage	58%	63%	(5)%

The decrease in revenue during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to a decline in average operating horsepower and lower rates driven by a decrease in customer demand due to 2016 market conditions. Average operating horsepower decreased by 7% from approximately 3,323,000 during the six months ended June 30, 2016 to approximately 3,104,000 during the six months ended June 30, 2017.

Gross margin decreased during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the decrease in revenue explained above. Cost of sales remained flat as increases in cost of sales associated with the start-up of compressor units and other operating costs associated with providing our contract operations services were offset by cost decreases primarily driven by the decrease in average operating horsepower explained above. Gross margin percentage decreased during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to lower rates and the increase in cost associated with the start-up of compressor units and other operating costs explained above.

Aftermarket Services
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
Revenue	$86,769	$78,228	11%
Cost of sales (excluding depreciation and amortization expense)	73,341	64,715	13%
Gross margin	$13,428	$13,513	(1)%
Gross margin percentage	15%	17%	(2)%

The increase in revenue during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to increases in part sales and service activities.

The increase in cost of sales during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to the increase in part sales and service activities mentioned above.

Costs and Expenses
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
Selling, general and administrative	$52,715	$62,297	(15)%
Depreciation and amortization	95,020	105,823	(10)%
Long-lived asset impairment	13,753	23,668	(42)%
Restatement and other charges	2,721	434	527%
Restructuring and other charges	823	11,069	(93)%
Interest expense	43,925	41,477	6%
Debt extinguishment costs	291	—	n/a
Other income, net	(1,756)	(2,170)	(19)%

SG&A. The decrease in SG&A expense during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to an $8.3 million decrease in compensation and benefits cost primarily as a result of our cost reduction program that was completed in fiscal year 2016, a $1.1 million decrease in bad debt expense and a $0.7 million decrease in professional expense primarily driven by a decrease in costs incurred in conjunction with transition services provided by Exterran Corporation as a result of the Spin-off. These decreases were partially offset by a $1.4 million franchise tax benefit recorded as a result of the settlement of a franchise tax refund claim during the second quarter of 2016.

Depreciation and amortization. The decrease in depreciation and amortization expense during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to a decrease in depreciation expense related to certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2016 and early 2017, partially offset by an increase in depreciation expense associated with fixed asset additions.

Long-lived asset impairment. During the six months ended June 30, 2017 and 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on these reviews, we determined that certain idle compressor units would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment, and as a result of our review, we recorded an asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the six months ended June 30, 2017 and 2016, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units and recorded additional impairment to reduce the book value of each unit to its estimated fair value.

The following table presents the results of our impairment review for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Idle compressor units retired from the active fleet	140	210
Horsepower of idle compressor units retired from the active fleet	51,000	72,000
Impairment recorded on idle compressor units retired from the active fleet (in thousands)	$13,753	$20,593
Additional impairment recorded on available-for-sale compressor units previously culled (in thousands)	$—	$3,075

Restatement and other charges. During the six months ended June 30, 2017 and 2016, we incurred $2.7 million and $0.4 million, respectively, of restatement and other charges primarily for professional and legal fees related to the restatement of prior period consolidated and combined financial statements and related disclosures and related matters described in Note 15 (“Commitments and Contingencies”) to our Financial Statements.

Restructuring and other charges. As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, we completed the Spin-off of Exterran Corporation on November 3, 2015. During the six months ended June 30, 2017 and 2016, we incurred $0.8 million and $1.8 million of costs associated with the Spin-off which were directly attributable to Archrock. These charges are reflected as restructuring and other charges in our condensed consolidated statement of operations.

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

Interest expense. The increase in interest expense during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to an increase in the weighted average effective interest rate and a $0.6 million write-off of deferred financing costs associated with the termination of the Partnership’s former $825.0 million revolving credit facility, partially offset by a decrease in the average outstanding balance of long-term debt.

Other income, net. The decrease in other income, net during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to a $2.5 million decrease in our indemnification asset related to tax contingencies due from Exterran Corporation, partially offset by a $1.8 million increase in gain on sale of property, plant and equipment and a $0.6 million loss on non-cash consideration and $0.2 million of expensed acquisition costs, both of which were associated with the March 2016 Acquisition (as discussed in Note 4 (“Business Acquisitions”) to our Financial Statements) and incurred during the six months ended June 30, 2016.

Income Taxes
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
Benefit from income taxes	$(1,257)	$(7,834)	(84)%
Effective tax rate	6.5%	46.3%	(40)%

The decrease in benefit from income taxes during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to a state audit settlement in 2016 as well as an increase in an unrecognized tax benefit resulting from recent appellate court decisions which impacted certain of our uncertain tax positions, partially offset by the federal benefit and deferred state release related to the increase in our unrecognized tax benefit and the tax impact of the new share-based compensation accounting standard (see Note 2 ("Recent Accounting Developments") to our Financial Statements).

Net (Income) Loss Attributable to the Noncontrolling Interest
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
Net (income) loss attributable to the noncontrolling interest	$(323)	$2,814	(111)%

The noncontrolling interest comprises the portion of the Partnership’s earnings that are applicable to the Partnership’s publicly-held common unitholder interest. As of June 30, 2017 and 2016, public unitholders held an ownership interest in the Partnership of 55% and 60%, respectively. The change in net (income) loss attributable to the noncontrolling interest during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to distributions of $4.8 million paid on incentive distribution rights during the six months ended June 30, 2016, partially offset by the decrease in net income of the Partnership. The decrease in net income of the Partnership was primarily due to a decrease in gross margin and an increase in interest expense, partially offset by decreases in restructuring charges, long-lived asset impairment, SG&A expense and depreciation and amortization.

Liquidity and Capital Resources

Overview

Our ability to fund operations, finance capital expenditures and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under our $350.0 million revolving credit facility (the “Credit Facility”) and the Partnership’s $1.1 billion asset-based revolving credit facility (the “Partnership Credit Facility”).

Our cash flow is affected by numerous factors including prices and demand for our services, volatility in commodity prices and their effect on oil and natural gas exploration and production spending, conditions in the financial markets and other factors. The reduction in capital spending and drilling activity by our customers in 2016 has resulted in decreased cash flow from operations thus far in 2017. Although new orders for compression services have been strong in 2017, given the operating horsepower declines and pricing pressure experienced in 2016 (see “Trends and Outlook” above), we expect our cash flow from operations in 2017 to decrease as compared to 2016. Despite this expected decrease, we believe that our operating cash flows and borrowings under our revolving credit facilities will be sufficient to meet our liquidity needs through at least June 30, 2018.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Capital Requirements

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

The majority of our growth capital expenditures are related to the acquisition cost of new compressor units that we add to our fleet. In addition to the cost of newly acquired compressor units, growth capital expenditures can also include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications for which it previously was not suited. Maintenance capital expenditures are related to major overhauls of significant components of a compressor unit, such as the engine, compressor and cooler, which return the components to a like new condition, but do not modify the applications for which the compressor unit was designed.

We generally invest funds necessary to purchase fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $230 million to $250 million in capital expenditures during 2017, primarily consisting of approximately $175 million to $195 million for growth capital expenditures and approximately $35 million to $40 million for equipment maintenance capital expenditures.

Financial Resources

Revolving Credit Facilities

The following table presents the weighted average annual interest rate and average daily debt balance of our revolving credit facilities for the six months ended June 30, 2017:

	Six Months Ended June 30,
	2017	2016
Credit Facility
Weighted average annual interest rate (1)	3.3%	2.2%
Average daily debt balance (in millions)	$72.2	$164.4

Partnership Credit Facility (2)
Weighted average annual interest rate (1)	4.4%	3.3%
Average daily debt balance (in millions)	$594.4	$748.6

(1)	Excludes the effect of interest rate swaps.

(2)
The amounts for the six months ended June 30, 2017 pertain to the Partnership Credit Facility. The amounts for the six months ended June 30, 2016 pertain to the Partnership’s former $825.0 million revolving credit facility and $150.0 million term loan.

Credit Facility. Our $350.0 million revolving credit facility matures in November 2020. Portions of the Credit Facility up to $50.0 million and $40.0 million are available for the issuance of letters of credit and swing line loans, respectively. Subject to certain conditions, including approval by the lenders, the aggregate commitments under the Credit Facility may be increased by up to an additional $100.0 million.

The Credit Facility must maintain the following consolidated financial ratios, as defined in the Credit Facility agreement:

EBITDA to Total Interest Expense	2.25 to 1.0
Total Debt to EBITDA (1)	4.25 to 1.0

(1)
Subject to a temporary increase to 4.75 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the quarter in which the acquisition closes.

As a result of the Total Debt to EBITDA ratio limitation above, $179.5 million of the $269.4 million undrawn capacity under the Credit Facility was available for additional borrowings as of June 30, 2017.

The Credit Facility also contains various additional covenants with which we must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity and making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. As of June 30, 2017, we were in compliance with all covenants under the Credit Facility.

Partnership Credit Facility. The Partnership’s $1.1 billion asset-based revolving credit facility matures on March 30, 2022, except that if any portion of the Partnership’s 6% senior notes due April 2021 are outstanding as of December 2, 2020, then the Partnership Credit Facility will instead mature on December 2, 2020. Portions of the Partnership Credit Facility up to $25.0 million and $50.0 million are available for the issuance of letters of credit and swing line loans, respectively. Subject to certain conditions, including approval by the lenders, the Partnership is able to increase the aggregate commitments under the Partnership Credit Facility by up to an additional $250.0 million. The Partnership Credit Facility borrowing base consists of eligible accounts receivable, inventory and compressor units.

Concurrent with entering into the Partnership Credit Facility in March 2017, the Partnership terminated its former $825.0 million revolving credit facility and $150.0 million term loan. All commitments under the former revolving credit facility and term loan have been terminated.

The Partnership must maintain the following consolidated financial ratios, as defined in the Partnership Credit Facility agreement:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.5 to 1.0
Total Debt to EBITDA
Through fiscal year 2017	5.95 to 1.0
Through fiscal year 2018	5.75 to 1.0
Through second quarter of 2019	5.50 to 1.0
Thereafter (1)	5.25 to 1.0

(1)
Subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the quarter in which the acquisition closes.

As a result of the Total Debt to EBITDA ratio limitation above, $217.4 million of the $408.0 million undrawn capacity under the Credit Facility was available for additional borrowings as of June 30, 2017.

The Partnership Credit Facility agreement also contains various additional covenants including, but not limited to, mandatory prepayments from the net cash proceeds of certain asset transfers, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. In addition, if as of any date the Partnership has cash and cash equivalents (other than proceeds from a debt or equity issuance received in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Partnership Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Partnership Credit Facility. As of June 30, 2017, the Partnership was in compliance with all covenants under the Partnership Credit Facility.

Other

In connection with the Spin-off, we entered into a separation and distribution agreement with Exterran Corporation pursuant to which we have the right to receive payments from a subsidiary of Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation’s subsidiaries from PDVSA Gas, S.A. (“PDVSA Gas”) in respect of the sale of Exterran Corporation’s subsidiaries’ and joint ventures’ previously nationalized assets. As of June 30, 2017, Exterran Corporation or its subsidiaries were due to receive the remaining principal amount of $20.9 million from PDVSA Gas.

Also in satisfaction of certain provisions of the separation and distribution agreement, we received a cash payment of $25.0 million on April 11, 2017 following Exterran Corporation’s issuance of 8.125% Senior Notes.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in) continuing operations:
Operating activities	$101,253	$137,103
Investing activities	(90,520)	(69,031)
Financing activities	(11,317)	(41,735)
Discontinued operations	45	(67)
Net change in cash and cash equivalents	$(539)	$26,270

Operating Activities. The decrease in net cash provided by operating activities from continuing operations during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to the decrease in gross margin, partially offset by a decrease in restructuring and other charges and a decrease in SG&A expense.

Investing Activities. The increase in net cash used in investing activities from continuing operations during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to a $27.2 million increase in capital expenditures and a $8.1 million decrease in proceeds from sale of property, plant and equipment, partially offset by a $13.8 million payment for the March 2016 Acquisition (as discussed in Note 4 (“Business Acquisitions”) to our Financial Statements).

Financing Activities. The decrease in net cash used in financing activities from continuing operations during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to a $15.0 million decrease in net repayments of long-term debt, a $15.1 million increase in contributions from Exterran Corporation and a $10.3 million decrease in distributions to noncontrolling partners in the Partnership. These changes were partially offset by a $12.7 million increase in debt issuance costs paid.

Dividends

On July 26, 2017, our board of directors declared a quarterly dividend of $0.12 per share of common stock to be paid on August 15, 2017 to stockholders of record at the close of business on August 8, 2017. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

Partnership Distributions to Unitholders

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

On July 26, 2017, the board of directors of Archrock GP LLC, the general partner of the Partnership’s general partner, approved a cash distribution by the Partnership of $0.2850 per common unit, or $19.1 million. Of the total distribution, the Partnership will pay us approximately $8.7 million with respect to our common unit and general partner interest in the Partnership. The distribution covers the period from April 1, 2017 through June 30, 2017. The record date for this distribution is August 8, 2017 and payment is expected to occur on August 14, 2017.

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

As of June 30, 2017, after taking into consideration interest rate swaps, we had $257.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at June 30, 2017 would result in an annual increase in our interest expense of $2.6 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 8 (“Derivatives”) to our Financial Statements.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of June 30, 2017 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 15 (“Commitments and Contingencies”) to our Financial Statements for a discussion of litigation related to the Heavy Equipment Statutes, which is incorporated by reference into this Item 1.

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

In addition, the SEC has been conducting an investigation in connection with certain previously disclosed errors and possible irregularities at one of our former international operations. We and Exterran Corporation are cooperating with the SEC in the investigation. Among other things, we have been assisting Exterran Corporation in responding to a subpoena for documents related to the restatement of prior period consolidated and combined financial statements and related disclosures and compliance with the U.S. Foreign Corrupt Practices Act, which are also being provided to the U.S. Department of Justice at its request.

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On July 26, 2017, the compensation committee of our board of directors approved the termination of the compensation letters (the “Compensation Letters”) entered between Archrock and each of Archrock’s following executives: D. Bradley Childers, Jason G. Ingersoll, David S. Miller and Robert E. Rice (each, an “Executive”) on August 3, 2016, which provided for, among other things, a 10% reduction in the annual base salary of each Executive.

As a result of the compensation committee’s termination of the Compensation Letters, effective August 7, 2017, the Executives’ annual base salaries will be returned to the following pre-Compensation Letter levels: Mr. Childers: $800,000; Mr. Ingersoll: $300,000; Mr. Miller: $330,000; and Mr. Rice: $400,000. The termination of Mr. Childers’ Compensation Letter did not impact the waiver of his annual short-term incentive award in respect of the Company’s fiscal year 2016 under the Company’s 2016 short-term incentive program, which was not paid.

The foregoing summary of the now-terminated Compensation Letters is qualified in its entirety by reference to the Form of Compensation Letter, a copy of which was filed as Exhibit 10.1 to Archrock’s Current Report on Form 8-K filed August 3, 2016 and is incorporated by reference into this Item 5.

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

3.3	Composite Restated Certificate of Incorporation of Archrock, Inc., incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2016
3.4	Third Amended and Restated Bylaws of Exterran Holdings, Inc. (now Archrock, Inc.), incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2013
10.1†	Archrock, Inc. 2017 Employee Stock Purchase Plan, incorporated by reference to Annex A to Archrock's Definitive Proxy Statement filed March 16, 2017
10.2†*	Consulting Agreement between Archrock, Inc. and Donald C. Wayne dated May 11, 2017
10.3†*	Form of Amendment to Severance Benefit Agreement
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHROCK, INC.

Date: August 1, 2017	By:	/s/ David S. Miller
David S. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Donna A. Henderson
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

3.3	Composite Restated Certificate of Incorporation of Archrock, Inc., incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2016
3.4	Third Amended and Restated Bylaws of Exterran Holdings, Inc. (now Archrock, Inc.), incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2013
10.1†	Archrock, Inc. 2017 Employee Stock Purchase Plan, incorporated by reference to Annex A to Archrock's Definitive Proxy Statement filed March 16, 2017
10.2†*	Consulting Agreement between Archrock, Inc. and Donald C. Wayne dated May 11, 2017
10.3†*	Form of Amendment to Severance Benefit Agreement
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.