Form 10-Q
period 2017-09-30
Archrock, Inc.
filed 2017-11-02
CIK 1389050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017
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
Yes ☐ No ☒

Number of shares of the common stock of the registrant outstanding as of October 26, 2017: 71,015,662 shares.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2006 Partnership LTIP	The Archrock Partners, L.P. Long Term Incentive Plan, adopted in October 2006
2007 Plan	The Archrock, Inc. 2007 Stock Incentive Plan
2013 Plan	The Archrock, Inc. 2013 Stock Incentive Plan
2016 Form 10-K	Archrock, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016
2017 Partnership LTIP	The Archrock Partners, L.P. Long Term Incentive Plan, adopted in April 2017
51st District Court	51st Judicial District Court of Irion County, Texas
Archrock, our, we, us	Archrock, Inc.
Bcf	Billion cubic feet
Credit Facility	Archrock’s $350 million revolving credit facility
Distribution Date	The date on which we completed the Spin-off, which was November 3, 2015
EES Leasing	Archrock Services Leasing LLC, formerly known as EES Leasing LLC
EIA	U.S. Energy Information Administration
Exchange Act	Securities Exchange Act of 1934, as amended
EXLP Leasing	Archrock Partners Leasing LLC, formerly known as EXLP Leasing LLC
Exterran Corporation	The standalone public company created as a result of the Spin-off whose operations include international contract operations, international aftermarket services and global fabrication
FASB	Financial Accounting Standards Board
Financial Statements	Archrock’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q
Former Credit Facility	The Partnership’s former $825.0 million revolving credit facility and $150.0 million term loan, terminated in March 2017
GAAP	Accounting principles generally accepted in the U.S.
GP	Archrock General Partner, L.P., a wholly owned subsidiary of Archrock and the Partnership’s general partner
Heavy Equipment Statutes	Texas Tax Code §§ 23.1241, 23.1242
LIBOR	London Interbank Offered Rate
March 2016 Acquisition	The Partnership’s March 1, 2016 acquisition of contract operations customer service agreements with four customers and a fleet of 19 compressor units
MMBtu	Million British thermal unit
Partnership	Archrock Partners, L.P., together with its subsidiaries
Partnership Credit Facility	The Partnership’s $1.1 billion asset-based revolving credit facility
Partnership Plan Administrator	The board of directors of Archrock GP LLC, the general partner, or a committee thereof which serves as administrator to the Partnership’s long term incentive plans
PDVSA Gas	PDVSA Gas, S.A.
Revenue Recognition Update	Accounting Standards Update No. 2014-09 and additional related standards updates
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Spin-off	The spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation
Tcf	Trillion cubic feet
Update 2016-02	Accounting Standards Update No. 2016-02
Update 2016-09	Accounting Standards Update No. 2016-09
Update 2016-13	Accounting Standards Update No. 2016-13
Update 2016-15	Accounting Standards Update No. 2016-15
Update 2017-12	Accounting Standards Update No. 2017-12
U.S.	United States of America

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ARCHROCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,646	$3,134
Accounts receivable, trade, net of allowance of $2,592 and $1,864, respectively	119,686	111,746
Inventory	94,294	93,801
Other current assets	5,256	6,081
Current assets associated with discontinued operations	300	923
Total current assets	222,182	215,685
Property, plant and equipment, net	2,073,753	2,079,099
Intangible assets, net	73,303	86,697
Other long-term assets	26,253	13,224
Long-term assets associated with discontinued operations	18,335	20,074
Total assets	$2,413,826	$2,414,779
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$52,682	$32,529
Accrued liabilities	79,603	69,639
Deferred revenue	3,814	3,451
Current liabilities associated with discontinued operations	297	909
Total current liabilities	136,396	106,528
Long-term debt	1,392,947	1,441,724
Deferred income taxes	156,944	167,114
Other long-term liabilities	19,668	7,910
Long-term liabilities associated with discontinued operations	6,421	6,575
Total liabilities	1,712,376	1,729,851
Commitments and contingencies (Note 16)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 76,863,541 and 76,162,279 shares issued, respectively	769	762
Additional paid-in capital	3,090,785	3,021,040
Accumulated other comprehensive income (loss)	195	(1,678)
Accumulated deficit	(2,280,268)	(2,227,214)
Treasury stock, 5,847,879 and 5,626,074 common shares, at cost, respectively	(76,152)	(73,944)
Total Archrock stockholders’ equity	735,329	718,966
Noncontrolling interest	(33,879)	(34,038)
Total equity	701,450	684,928
Total liabilities and equity	$2,413,826	$2,414,779
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Contract operations	$153,524	$156,599	$454,622	$495,811
Aftermarket services	44,329	39,250	131,098	117,478
Total revenue	197,853	195,849	585,720	613,289

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense):
Contract operations	71,951	59,776	198,291	186,821
Aftermarket services	38,486	32,750	111,827	97,465
Selling, general and administrative	29,108	25,448	81,823	87,745
Depreciation and amortization	47,463	52,068	142,483	157,891
Long-lived asset impairment	7,105	16,713	20,858	40,381
Restatement and other charges	566	426	3,287	860
Restructuring and other charges	422	4,689	1,245	15,758
Interest expense	22,892	21,365	66,817	62,842
Debt extinguishment costs	—	—	291	—
Other income, net	(2,716)	(2,470)	(4,472)	(4,640)
Total costs and expenses	215,277	210,765	622,450	645,123
Loss before income taxes	(17,424)	(14,916)	(36,730)	(31,834)
Benefit from income taxes	(4,795)	(4,878)	(6,052)	(12,712)
Loss from continuing operations	(12,629)	(10,038)	(30,678)	(19,122)
Loss from discontinued operations, net of tax	(54)	(16)	(54)	(42)
Net loss	(12,683)	(10,054)	(30,732)	(19,164)
Less: Net loss attributable to the noncontrolling interest	2,448	406	2,125	3,220
Net loss attributable to Archrock stockholders	$(10,235)	$(9,648)	$(28,607)	$(15,944)

Basic and diluted loss per common share:
Net loss attributable to Archrock common stockholders	$(0.15)	$(0.14)	$(0.42)	$(0.24)

Weighted average common shares outstanding used in loss per common share:
Basic and diluted	69,644	69,064	69,520	68,958

Dividends declared and paid per common share	$0.1200	$0.0950	$0.3600	$0.3775
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(12,683)	$(10,054)	$(30,732)	$(19,164)
Other comprehensive income (loss), net of tax:
Derivative gain (loss), net of reclassifications to earnings	2,076	2,726	3,890	(3,572)
Adjustments from changes in ownership of Partnership	32	—	32	(6)
Amortization of terminated interest rate swaps	182	36	227	128
Total other comprehensive income (loss)	2,290	2,762	4,149	(3,450)
Comprehensive loss	(10,393)	(7,292)	(26,583)	(22,614)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	1,289	(1,483)	(151)	5,532
Comprehensive loss attributable to Archrock stockholders	$(9,104)	$(8,775)	$(26,734)	$(17,082)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Archrock, Inc. Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2016	$750	$2,944,897	$(1,570)	$(72,429)	$(2,137,738)	$53,349	$787,259
Treasury stock purchased				(960)			(960)
Cash dividends					(26,462)		(26,462)
Stock-based compensation, net of forfeitures	12	7,467				967	8,446
Income tax expense from stock-based compensation expense		(992)					(992)
Contribution from Exterran Corporation		49,015					49,015
Partnership units issued in March 2016 Acquisition		585				884	1,469
Cash distribution to noncontrolling unitholders of the Partnership						(41,626)	(41,626)
Comprehensive loss			(1,138)		(15,944)	(5,532)	(22,614)
Balance, September 30, 2016	$762	$3,000,972	$(2,708)	$(73,389)	$(2,180,144)	$8,042	$753,535

Balance, January 1, 2017	$762	$3,021,040	$(1,678)	$(73,944)	$(2,227,214)	$(34,038)	$684,928
Treasury stock purchased				(2,208)			(2,208)
Cash dividends					(25,528)		(25,528)
Shares issued in employee stock purchase plan		195					195
Stock-based compensation, net of forfeitures	6	6,003				598	6,607
Stock options exercised	1	991					992
Contribution from Exterran Corporation		44,709					44,709
Net proceeds from sale of Partnership units, net of tax		17,638				32,088	49,726
Cash distribution to noncontrolling unitholders of the Partnership						(32,678)	(32,678)
Impact of adoption of ASU 2016-09		209			1,081		1,290
Comprehensive income (loss)			1,873		(28,607)	151	(26,583)
Balance, September 30, 2017	$769	$3,090,785	$195	$(76,152)	$(2,280,268)	$(33,879)	$701,450
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(30,732)	$(19,164)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	142,483	157,891
Long-lived asset impairment	20,858	40,381
Amortization of deferred financing costs	5,440	4,735
Amortization of debt discount	986	927
Loss from discontinued operations, net of tax	54	42
Debt extinguishment costs	291	—
Provision for doubtful accounts	2,909	3,056
Gain on sale of property, plant and equipment	(4,452)	(2,085)
Loss on non-cash consideration in March 2016 Acquisition	—	635
Amortization of terminated interest rate swaps	349	197
Interest rate swaps	2,028	1,115
Stock-based compensation expense	6,117	7,106
Non-cash restructuring charges	1,245	2,272
Deferred income tax benefit	(5,611)	(12,891)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and notes	(9,835)	34,140
Inventory	(1,589)	10,007
Other current assets	53	6,379
Accounts payable and other liabilities	20,458	(14,104)
Deferred revenue	(63)	(688)
Other	66	190
Net cash provided by continuing operations	151,055	220,141
Net cash used in discontinued operations	—	(67)
Net cash provided by operating activities	151,055	220,074
Cash flows from investing activities:
Capital expenditures	(152,248)	(97,009)
Proceeds from sale of property, plant and equipment	22,681	27,064
Payment for March 2016 Acquisition	—	(13,779)
Net cash used in investing activities	(129,567)	(83,724)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,066,500	388,000
Repayments of long-term debt	(1,118,000)	(496,000)
Payments for debt issuance costs	(14,855)	(2,334)
Payments for settlement of interest rate swaps that include financing elements	(1,405)	(2,344)
Net Proceeds from sale of Partnership units	60,291	—
Proceeds from stock options exercised	992	—
Purchases of treasury stock	(2,208)	(960)
Proceeds from stock issued under our employee stock purchase plan	195	—
Dividends to Archrock stockholders	(25,528)	(26,462)
Distributions to noncontrolling partners in the Partnership	(32,678)	(41,626)
Contribution from Exterran Corporation	44,720	49,176
Net cash used in financing activities	(21,976)	(132,550)
Net increase (decrease) in cash and cash equivalents	(488)	3,800
Cash and cash equivalents at beginning of period	3,134	1,563
Cash and cash equivalents at end of period	$2,646	$5,363
Supplemental disclosure of non-cash transactions:
Non-cash consideration in March 2016 Acquisition	$—	$3,165
Partnership units issued in March 2016 Acquisition	$—	$1,799
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Archrock included herein have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our 2016 Form 10-K, which contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Income (Loss) Attributable to Archrock Common Stockholders Per Common Share

Basic income (loss) attributable to Archrock common stockholders per common share is computed using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Under the two-class method, basic income (loss) attributable to Archrock common stockholders per common share is determined by dividing income (loss) attributable to Archrock common stockholders after deducting amounts allocated to participating securities, by the weighted average number of common shares outstanding for the period. Participating securities include unvested restricted stock and stock settled restricted stock units that have nonforfeitable rights to receive dividends or dividend equivalents, whether paid or unpaid. During periods of net loss, no effect is given to participating securities because they do not have a contractual obligation to participate in our losses.

Diluted income (loss) attributable to Archrock common stockholders per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options and stock to be issued pursuant to our employee stock purchase plan unless their effect would be anti-dilutive.

The following table summarizes net loss attributable to Archrock common stockholders used in the calculation of basic and diluted loss per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Loss from continuing operations attributable to Archrock stockholders	$(10,181)	$(9,632)	$(28,553)	$(15,902)
Loss from discontinued operations, net of tax	(54)	(16)	(54)	(42)
Net loss attributable to Archrock stockholders	(10,235)	(9,648)	(28,607)	(15,944)
Less: Net income attributable to participating securities	(179)	(135)	(513)	(470)
Net loss attributable to Archrock common stockholders	$(10,414)	$(9,783)	$(29,120)	$(16,414)

The following table shows the potential shares of common stock that were included in computing diluted income (loss) attributable to Archrock common stockholders per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average common shares outstanding including participating securities	70,952	70,603	70,847	70,450
Less: Weighted average participating securities outstanding	(1,308)	(1,539)	(1,327)	(1,492)
Weighted average common shares outstanding — used in basic income (loss) per common share	69,644	69,064	69,520	68,958
Net dilutive potential common shares issuable:
On exercise of options	*	*	*	*
On the settlement of employee stock purchase plan shares	*	—	*	—
Weighted average common shares outstanding — used in diluted income (loss) per common share	69,644	69,064	69,520	68,958

*	Excluded from diluted income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted income (loss) attributable to Archrock common stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	240	469	278	640
On exercise of options	100	88	116	44
On the settlement of employee stock purchase plan shares (1)	—	—	—	—
Net dilutive potential common shares issuable	340	557	394	684

(1)
The Archrock, Inc. 2017 Employee Stock Purchase Plan commenced during the third quarter of 2017. For the three and nine months ended September 30, 2017 potential common shares calculated under the treasury stock method were immaterial.

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of changes in the fair value of derivative instruments, net of tax, that are designated as cash flow hedges to the extent the hedge is effective, amortization of terminated interest rate swaps and adjustments related to changes in our ownership of the Partnership.

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, and excluding noncontrolling interest, during the nine months ended September 30, 2016 and 2017 (in thousands):

Derivatives Cash Flow Hedges
Accumulated other comprehensive loss, January 1, 2016	$(1,570)
Loss recognized in other comprehensive loss, net of tax(1)	(2,132)
Loss reclassified from accumulated other comprehensive loss, net of tax(2)	994
Other comprehensive loss attributable to Archrock stockholders	(1,138)
Accumulated other comprehensive loss, September 30, 2016	$(2,708)

Accumulated other comprehensive loss, January 1, 2017	$(1,678)
Gain recognized in other comprehensive income, net of tax(3)	1,104
Loss reclassified from accumulated other comprehensive loss, net of tax(4)	769
Other comprehensive income attributable to Archrock stockholders	1,873
Accumulated other comprehensive loss, September 30, 2017	$195

(1)
During the three months ended September 30, 2016, we recognized a gain of $0.9 million and a tax provision of $0.3 million, in other comprehensive income (loss) related to the change in the fair value of derivative instruments. During the nine months ended September 30, 2016, we recognized a loss of $3.1 million and a tax benefit of $1.0 million in other comprehensive income (loss) related to the change in the fair value of derivative instruments.

(2)
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

(3)
During the three months ended September 30, 2017, we recognized a gain of $1.2 million and a tax provision of $0.3 million in other comprehensive income (loss) related to the change in the fair value of derivative instruments. During the nine months ended September 30, 2017, we recognized a gain of $1.4 million and tax provision of $0.3 million in other comprehensive income (loss) related to the change in the fair value of derivative instruments.

(4)
During the three months ended September 30, 2017, we reclassified a loss of $0.3 million to interest expense and a tax benefit of $0.1 million to provision for (benefit from) income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss). During the nine months ended September 30, 2017, we reclassified a loss of $1.2 million to interest expense and a tax benefit of $0.4 million to provision for (benefit from) income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss).

2. Recent Accounting Developments

Accounting Standards Updates Implemented

On January 1, 2017, we adopted Update 2016-09, which simplifies several aspects of the accounting for share-based payment transactions and had the following impacts to our condensed consolidated financial statements:

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

•
Update 2016-09 also reflects the FASB’s decision that cash flows related to excess tax benefits should be classified as cash flows from operating activities on the consolidated statements of cash flows. We adopted this provision on a retrospective basis which resulted in a $0.2 million increase in net cash provided by operating activities and a $0.2 million increase in net cash used in financing activities on the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2016.

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

Accounting Standards Updates Not Yet Implemented

In August 2017, the FASB issued Update 2017-12 which expands and refines hedge accounting for both nonfinancial and financial risk components, aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements and makes certain targeted improvements to simplify the application of hedge accounting guidance. Update 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities will apply Update 2017-12 provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted; amended presentation and disclosure guidance will be required only prospectively. Early adoption is permitted. We are currently evaluating the impact of Update 2017-12 on our consolidated financial statements including the impact of an early adoption as permitted in the guidance.

In August 2016, the FASB issued Update 2016-15 which addresses diversity in practice and simplifies several elements of cash flow classification, including how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Update 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Update 2016-15 will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Early adoption is permitted. We have evaluated Update 2016-15 and do not expect a material impact on our consolidated financial statements.

In June 2016, the FASB issued Update 2016-13 that changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. Update 2016-13 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. Entities will apply Update 2016-13 provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently evaluating the impact of Update 2016-13 on our consolidated financial statements.

In February 2016, the FASB issued Update 2016-02 that establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged. Update 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of Update 2016-02 on our consolidated financial statements.

From May 2014 through May 2016, the FASB issued the Revenue Recognition Update that outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. The core principle of the Revenue Recognition Update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Revenue Recognition Update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Revenue Recognition Update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted for reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach.

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

In preparation for the adoption of the Revenue Recognition Update on January 1, 2018, we have established a transition team, with representation from all functional areas of our businesses that will be impacted, to implement the required changes. Processes to capture and verify the quality of information needed, including identifying and implementing changes to our information technology systems, are being developed. We are also in the process of evaluating changes to our internal control structure to address risks associated with recognizing revenue under the new guidance. We have modified certain controls effective in the fourth quarter of 2017 to take into consideration the new criteria for recognizing revenue, specifically identifying promises within the contract that give rise to performance obligations, and evaluating the impact of variable consideration on the transaction price. We will continue to evaluate our business processes, systems and controls to ensure the accuracy and timeliness of the recognition and disclosure requirements under the new revenue guidance

3. Discontinued Operations

Spin-off of Exterran Corporation

We completed the Spin-off on the Distribution Date. We continue to hold our interests in the Partnership, which include the sole general partner interest and certain limited partner interests, as well as all of the incentive distribution rights in the Partnership. Exterran Corporation’s business following the Spin-off has been reported as discontinued operations, net of tax, in our condensed consolidated statement of operations for all periods presented and was previously included in the international contract operations segment, fabrication segment and aftermarket services segment. Following the Spin-off, we no longer operate in the international contract operations or fabrication segments and our operations in the aftermarket services segment are now limited to domestic operations.

In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation on the Distribution Date, which include but are not limited to:

•
The separation and distribution agreement contains the key provisions relating to the separation of our business from Exterran Corporation’s business. The separation and distribution agreement identifies the assets and rights that were transferred, liabilities that were assumed or retained and contracts and related matters that were assigned to us or Exterran Corporation in the Spin-off and describes how these transfers, assumptions and assignments occurred. Additionally, the separation and distribution agreement specifies our right to receive payments from a subsidiary of Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation’s subsidiaries from PDVSA Gas in respect of the sale of Exterran Corporation’s subsidiaries’ and joint ventures’ previously nationalized assets promptly after such amounts are collected by Exterran Corporation’s subsidiaries. During the nine months ended September 30, 2017, and 2016, Exterran Corporation received installment payments of $19.7 million and $49.2 million, respectively, from PDVSA Gas relating to these sales and transferred cash to us equal to that amount. Exterran Corporation or its subsidiary was due to receive the remaining principal amount as of September 30, 2017 of approximately $20.9 million. As these remaining proceeds are received, Exterran Corporation intends to contribute to us an amount equal to such proceeds pursuant to the terms of the separation and distribution agreement. The separation and distribution agreement also specifies our right to receive a $25.0 million cash payment from a subsidiary of Exterran Corporation promptly following the occurrence of a qualified capital raise as defined in the Exterran Corporation credit agreement. Such a qualified capital raise occurred on April 4, 2017, when Exterran Corporation completed an issuance of 8.125% Senior Notes. In satisfaction of the separation and distribution agreement, we received a cash payment of $25.0 million on April 11, 2017.

•
The tax matters agreement governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes. Subject to the provisions of this agreement Exterran Corporation and we agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of September 30, 2017, we classified $6.4 million of unrecognized tax benefits (including interest and penalties) as long-term liability associated with discontinued operations since it relates to operations of Exterran Corporation prior to the Spin-off. We have also recorded an offsetting $6.4 million indemnification asset related to this reserve as long-term assets associated with discontinued operations.

•
The transition services agreement sets forth the terms on which Exterran Corporation provides to us, and we provide to Exterran Corporation, on a temporary basis, certain services or functions that the companies historically shared. Each service provided under the agreement has its own duration, generally less than one year and not more than two years, extension terms and monthly cost, and the transition services agreement will terminate upon cessation of all services provided thereunder. For the nine months ended September 30, 2016, we recorded other income of $0.5 million and SG&A expense of $0.9 million associated with the services under the transition services agreement.

•
The supply agreement sets forth the terms under which Exterran Corporation provides manufactured equipment, including the design, engineering, manufacturing and sale of natural gas compression equipment, on an exclusive basis to us and the Partnership. This supply agreement has an initial term of two years, subject to certain cancellation conditions, and is extendible for additional one-year terms by mutual agreement of the parties. Pursuant to the supply agreement, we and the Partnership are each required to purchase our respective requirements of newly-manufactured compression equipment from Exterran Corporation, subject to certain exceptions. For the nine months ended September 30, 2017 and September 30, 2016, we purchased $115.3 million and $47.2 million, respectively, of newly-manufactured compression equipment from Exterran Corporation.

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

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	September 30, 2017			December 31, 2016
	Exterran Corporation	Contract Water Treatment Business	Total	Exterran Corporation	Contract Water Treatment Business	Total
Other current assets	$300	$—	$300	$923	$—	$923
Total current assets associated with discontinued operations	300	—	300	923	—	923
Other assets, net	6,421	—	6,421	6,575	—	6,575
Deferred income taxes	—	11,914	11,914	54	13,445	13,499
Total assets associated with discontinued operations	$6,721	$11,914	$18,635	$7,552	$13,445	$20,997
Other current liabilities	$297	$—	$297	$909	$—	$909
Total current liabilities associated with discontinued operations	297	—	297	909	—	909
Deferred income taxes	6,421	—	6,421	6,575	—	6,575
Total liabilities associated with discontinued operations	$6,718	$—	$6,718	$7,484	$—	$7,484

4. Business Acquisitions

On March 1, 2016, the Partnership completed the March 2016 Acquisition, whereby it acquired contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The $18.8 million purchase price was funded with $13.8 million in borrowings under it’s Former Credit Facility, a non-cash exchange of 24 Partnership compressor units for $3.2 million, and the issuance of 257,000 of the Partnership’s common units for $1.8 million. In connection with this acquisition, the Partnership issued and sold to GP, our wholly owned subsidiary and the Partnership’s general partner, 5,205 general partner units to maintain GP’s approximate 2% general partner interest in the Partnership. During the nine months ended September 30, 2016, the Partnership incurred transaction costs of $0.2 million related to the March 2016 Acquisition, which is reflected in other income, net, in our condensed consolidated statement of operations.

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

Pro forma financial information is not presented for the March 2016 Acquisition as it is immaterial to our reported results.

5. Inventory

Inventory consisted of the following amounts (in thousands):

	September 30, 2017	December 31, 2016
Parts and supplies	$73,665	$80,641
Work in progress	20,629	13,160
Inventory	$94,294	$93,801

6. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Compression equipment, facilities and other fleet assets	$3,184,449	$3,147,708
Land and buildings	49,698	48,964
Transportation and shop equipment	100,292	102,312
Computer equipment	89,229	79,019
Other	11,689	29,481
Property, plant and equipment	3,435,357	3,407,484
Accumulated depreciation	(1,361,604)	(1,328,385)
Property, plant and equipment, net	$2,073,753	$2,079,099

7. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Revolving credit facility due November 2020	$75,500	$99,000
Partnership’s revolving credit facility due March 2022	631,500	—
Partnership’s revolving credit facility due May 2018	—	509,500

Partnership’s term loan facility due May 2018	—	150,000
Less: Deferred financing costs, net of amortization	—	(353)
	—	149,647

Partnership’s 6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(2,700)	(3,213)
Less: Deferred financing costs, net of amortization	(3,595)	(4,366)
	343,705	342,421

Partnership’s 6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(3,603)	(4,076)
Less: Deferred financing costs, net of amortization	(4,155)	(4,768)
	342,242	341,156
Long-term debt	$1,392,947	$1,441,724

Archrock Revolving Credit Facility

In October 2015, in connection with the Spin-off, we entered into the Credit Facility, a five-year, $350 million revolving credit facility and in November 2015, we terminated our former credit facility. The Credit Facility will mature in November 2020. As of September 30, 2017, we had $75.5 million in outstanding borrowings, $15.1 million in outstanding letters of credit and undrawn capacity of $259.4 million under the Credit Facility. Our Credit Facility limits our Total Debt to EBITDA ratio (as defined in the Credit Facility) to not greater than 4.25 to 1.0. As a result of this limitation, $156.5 million of the $259.4 million undrawn capacity under the Credit Facility was available for additional borrowings as of September 30, 2017.

At September 30, 2017, the applicable margin on amounts outstanding was 1.75%.

We are required to pay commitment fees based on the daily unused amount of the Credit Facility in an amount, depending on our leverage ratio, ranging from 0.25% to 0.50%. We incurred $0.2 million in commitment fees on the daily unused amount of the Credit Facility during each of the three months ended September 30, 2017 and 2016, and $0.5 million and $0.4 million during the nine months ended September 30, 2017 and 2016, respectively.

The Partnership Asset-Based Revolving Credit Facility
On March 30, 2017, the Partnership entered into the Partnership Credit Facility, a five-year, $1.1 billion asset-based revolving credit facility. The Partnership Credit Facility will mature on March 30, 2022, except that if any portion of the Partnership’s 6% senior notes due April 2021 are outstanding as of December 2, 2020, then the Partnership Credit Facility will instead mature on December 2, 2020. The Partnership incurred $14.9 million in transaction costs related to the Partnership Credit Facility, which were included in other long-term assets in our condensed consolidated balance sheets and will be amortized over the term of the Partnership Credit Facility. Concurrent with entering into the Partnership Credit Facility, the Partnership terminated its Former Credit Facility and repaid $648.4 million in borrowings and accrued and unpaid interest and fees outstanding. All commitments under the Former Credit Facility have been terminated. As a result of the termination, we expensed $0.6 million of unamortized deferred financing costs associated with the $825.0 million revolving credit facility, which was included in interest expense in our condensed consolidated statements of operations. Additionally, we recorded a loss of $0.3 million related to the extinguishment of the $150.0 million term loan.

As of September 30, 2017, the Partnership had $631.5 million in outstanding borrowings and no outstanding letters of credit under the Partnership Credit Facility.

Subject to certain conditions, including the approval by the lenders, the Partnership is able to increase the aggregate commitments under the Partnership Credit Facility by up to an additional $250.0 million. Portions of the Partnership Credit Facility up to $25.0 million and $50.0 million will be available for the issuance of letters of credit and swing line loans, respectively.

The Partnership Credit Facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 3.25% and (ii) in the case of base rate loans, from 1.00% to 2.25%. The base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) one-month LIBOR plus 1.00%. At September 30, 2017, the applicable margin on amounts outstanding was 3.24%.

Additionally, the Partnership is required to pay commitment fees based on the daily unused amount of the Credit Facility in an amount, depending on its leverage ratio, ranging from 0.375% to 0.50%. The Partnership incurred $0.6 million and $0.3 million in commitment fees on the daily unused amount of the Partnership Credit Facility and the former $825.0 million revolving credit facility during the three months ended September 30, 2017 and 2016, respectively, and $1.5 million and $1.0 million during the nine months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017, the Partnership had undrawn capacity of $468.5 million under the Partnership Credit Facility. As a result of the financial ratio requirements discussed above, $213.6 million of the $468.5 million of undrawn capacity was available for additional borrowings as of September 30, 2017.
A material adverse effect on the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts its ability to perform its obligations under the Partnership Credit Facility agreement, could lead to a default under that agreement. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreements, which would accelerate its obligation to repay its indebtedness under those agreements. As of September 30, 2017, the Partnership was in compliance with all financial covenants under the Partnership Credit Facility agreement.

8. Derivatives

We are exposed to market risks associated with changes in interest rates. We use derivative instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative instruments for trading or other speculative purposes.

Interest Rate Risk

At September 30, 2017, the Partnership was a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates:

Expiration Date	Notional Value (in millions)
May 2019	$100
May 2020	100
March 2022	300
$500

As of September 30, 2017, the weighted average effective fixed interest rate on the interest rate swaps was 1.8%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded $0.7 million of interest expense during the nine months ended September 30, 2017 as compared to an immaterial amount of interest expense during the nine months ended September 30, 2016 due to ineffectiveness related to interest rate swaps. We estimate that $1.1 million of deferred pre-tax losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at September 30, 2017, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

In August 2017, the Partnership amended the terms of certain of its interest rate swap agreements, designated as cash flow hedges against the variability of future interest payments due under the Partnership Credit Facility, with a notional value of $300.0 million. The amended terms adjusted the fixed interest rate and extended the maturity dates to March 2022. These amendments effectively created new derivative contracts and terminated the old derivative contracts. As a result, as of the amendment date, we discontinued the original cash flow hedge relationships on a prospective basis and designated the amended interest rate swaps under new cash flow hedge relationships based on the amended terms. The fair value of the interest rate swaps immediately prior to the execution of the amendments was a liability of $0.7 million. The associated amount in accumulated other comprehensive income (loss) is being amortized into interest expense over the original terms of the interest rate swaps through May 2018.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

		Fair Value Asset (Liability)
	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term assets	$1,884	$413
Interest rate swaps	Accrued liabilities	(1,297)	(3,226)
Interest rate swaps	Other long-term liabilities	—	(377)
Total derivatives		$587	$(3,190)

	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre-tax Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps
Three months ended September 30, 2017	$1,919	Interest expense	$(678)
Three months ended September 30, 2016	2,049	Interest expense	(1,208)
Nine months ended September 30, 2017	2,282	Interest expense	(2,521)
Nine months ended September 30, 2016	(7,401)	Interest expense	(3,483)

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

Asset and Liabilities Measured at Fair Value on a Recurring Basis

On a quarterly basis, our interest rate swaps are valued based on the income approach (discounted cash flow) using market observable inputs, including forward LIBOR curves. These fair value measurements are classified as Level 2.

The following table presents our interest rate swaps asset and liability measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, with pricing levels as of the date of valuation (in thousands):

	September 30, 2017	December 31, 2016
Interest rate swaps asset	$1,884	$413
Interest rate swaps liability	(1,297)	(3,603)

Asset and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the nine months ended September 30, 2017, we recorded non-recurring fair value measurements related to our idle and previously-culled compressor units. Our estimate of the compressor units’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our impaired compressor units was $1.1 million and $6.5 million at September 30, 2017 and December 31, 2016, respectively. See Note 10 (“Long-Lived Asset Impairment”) for further details.

Other Financial Instruments

The carrying amounts of our cash, receivables and payables approximate fair value due to the short-term nature of those instruments.

The carrying amounts of borrowings outstanding under our Credit Facility and Partnership Credit Facility approximate fair value due to their variable interest rates. The fair value of these outstanding borrowings was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs.

The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets and is considered a Level 2 measurement. The following table summarizes the carrying amount and fair value of our fixed rate debt as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Carrying amount of fixed rate debt (1)	$685,947	$683,577
Fair value of fixed rate debt	687,000	686,000

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 7 (“Long-Term Debt”) for further details.

10. Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the three and nine months ended September 30, 2017 and 2016 we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on these reviews, we determined that certain idle compressor units would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment, and as a result of our review, we recorded an asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our review of our idle compression assets during the three and nine months ended September 30, 2017 and 2016, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units and recorded additional impairment to reduce the book value of each unit to its estimated fair value.

The following table presents the results of our impairment review of compressor units for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Idle compressor units retired from the active fleet	50	60	190	270
Horsepower of idle compressor units retired from the active fleet	20,000	25,000	71,000	97,000
Impairment recorded on idle compressor units retired from the active fleet	$5,934	$9,081	$19,686	$29,674
Additional impairment recorded on available-for-sale compressor units previously culled	$—	$7,632	$—	$10,707

In addition to the impairment discussed above, during the three and nine months ended September 30, 2017, $0.8 million of leasehold improvements and furniture and fixtures were impaired in conjunction with the relocation of our corporate office during the third quarter. See Note 12 (“Corporate Office Relocation”) for further details.

11. Restructuring and Other Charges

As discussed in Note 3 (“Discontinued Operations”), we completed the Spin-off on the Distribution Date. During the three months ended September 30, 2017 and 2016, we incurred $0.4 million and $0.7 million, respectively, of costs associated with the Spin-off that were directly attributable to Archrock. During the nine months ended September 30, 2017 and 2016, we incurred $1.2 million and $2.5 million, respectively, of costs associated with the Spin-off. The restructuring charges associated with the Spin-off are not directly attributable to our reportable segments because they primarily represent costs incurred within the corporate function. As of September 30, 2017, we had an accrued liability of $0.5 million related to retention benefits incurred. We expect to incur an additional $0.1 million for the remainder of 2017.

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

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the nine months ended September 30, 2016 and 2017 (in thousands):

	Spin-off	Cost Reduction Plan	Total
Beginning balance at January 1, 2016	$855	$—	$855
Additions for costs expensed	2,459	13,299	15,758
Less non-cash expense (1)	(1,492)	—	(1,492)
Reductions for payments	(1,106)	(13,235)	(14,341)
Ending balance at September 30, 2016	$716	$64	$780

Beginning balance at January 1, 2017	$712	$—	$712
Additions for costs expensed	1,245	—	1,245
Less non-cash expense(1)	(895)	—	(895)
Reductions for payments	(606)	—	(606)
Ending balance at September 30, 2017	$456	$—	$456

(1)	Represents non-cash retention benefits associated with the Spin-off to be settled in Archrock stock.

The following table summarizes the components of charges included in restructuring and other charges in our condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Retention and severance benefits	$422	$4,297	$1,245	$11,692
Consulting services	—	392	—	4,066
Total restructuring and other charges	$422	$4,689	$1,245	$15,758

12. Corporate Office Relocation

During the three and nine months ended September 30, 2017 we recorded $2.1 million in charges associated with the relocation of our corporate headquarters during the third quarter. The charges included the estimated costs that will continue to be incurred through the end of the lease term in the first quarter of 2018 associated with our former corporate office and relocation costs which are reflected in SG&A. Additionally, leasehold improvements and furniture and fixtures were impaired in the third quarter of 2017 and are reflected in long-lived asset impairment in our condensed consolidated income statement (see Note 10 (“Long-Lived Asset Impairment”)). We do not expect to incur additional costs as a result of the relocation.

The following table summarizes the changes to our accrued liability balance related to our corporate office relocation for the nine months ended September 30, 2017 (in thousands):

Beginning balance at January 1, 2017	$—
Additions for costs expensed	2,113
Less non-cash expense (1)	(613)
Reductions for payments	(72)
Ending balance at September 30, 2017	$1,428

(1)
Represents non-cash write-off of leasehold improvements, furniture and fixtures and the net liability associated with the straight-line expense associated with the lease of our former corporate office.

The following table summarizes our corporate office relocation costs by category during the three and nine months ended September 30, 2017 (in thousands):

Remaining lease costs	$1,258
Impairment of leasehold improvements and furniture and fixtures	795
Relocation costs	60
Total corporate relocation costs	$2,113

13. Income Taxes

Recent appellate court decisions have required us to remeasure certain of our uncertain tax positions. Consequently, we increased our unrecognized tax benefit for these positions during the nine months ended September 30, 2017. We had $21.1 million and $9.7 million of unrecognized tax benefits at September 30, 2017 and December 31, 2016, respectively, of which $16.0 million and $9.7 million, respectively, would affect the effective tax rate if recognized. We also recorded $1.5 million and $0.2 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions as of September 30, 2017 and December 31, 2016, respectively. In addition, our income tax provision reflects a federal benefit of $0.1 million and $2.4 million in the three and nine months ended September 30, 2017, respectively, and a deferred state release of $4.3 million in the nine months ended September 30, 2017 related to the increase in our unrecognized tax benefit.

14. Stock-Based Compensation

Stock Incentive Plan

In April 2013, we adopted the 2013 Plan to provide for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, other stock-based awards and dividend equivalent rights to employees, directors and consultants of Archrock. Under the 2013 Plan, the maximum number of shares of common stock available for issuance pursuant to awards is 10,100,000. Each option and stock appreciation right granted counts as one share against the aggregate share limit, and any share subject to a stock settled award other than a stock option, stock appreciation right or other award for which the recipient pays intrinsic value counts as 1.75 shares against the aggregate share limit. Shares subject to awards granted under the 2013 Plan that are subsequently canceled, terminated, settled in cash or forfeited (excluding shares withheld to satisfy tax withholding obligations or to pay the exercise price of an option) are, to the extent of such cancellation, termination, settlement or forfeiture, available for future grant under the 2013 Plan. Cash-settled awards are not counted against the aggregate share limit. No additional grants may be made under the 2007 Plan. Previous grants made under the 2007 Plan will continue to be governed by that plan and the applicable award agreements.

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

The following table presents stock option activity during the nine months ended September 30, 2017:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2017	747	$16.88
Granted	—	—
Exercised	(83)	12.04
Canceled	(175)	32.00
Options outstanding, September 30, 2017	489	12.28	1.8	$1,494
Options exercisable, September 30, 2017	489	12.28	1.8	1,494

Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the nine months ended September 30, 2017 was $0.3 million.

Restricted Stock, Stock-Settled Restricted Stock Units, Performance Units, Cash-Settled Restricted Stock Units and Cash Settled Performance Units

For grants of restricted stock, restricted stock units and performance units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the grant date. Our restricted stock, restricted stock units, and performance units include rights to receive dividends or dividend equivalents. We remeasure the fair value of cash-settled restricted stock units and cash-settled performance units and record a cumulative adjustment of the expense previously recognized. Our obligation related to the cash-settled restricted stock units and cash settled performance units is reflected as a liability in our condensed consolidated balance sheets. Restricted stock, stock-settled restricted stock units, cash-settled restricted stock units and cash-settled performance units generally vest one-third per year on dates as specified in the applicable award agreement, subject to continued service through the applicable vesting date. Stock-settled performance units cliff vest at the end of the performance period as specified in the terms of the applicable award agreement, subject to continued service through the applicable vesting date.

The following table presents restricted stock, restricted stock unit, performance unit, cash-settled restricted stock unit and cash- settled performance unit activity during the nine months ended September 30, 2017:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested awards, January 1, 2017	1,612	$10.08
Granted	811	12.95
Vested	(668)	12.30
Canceled	(105)	10.82
Non-vested awards, September 30, 2017 (1)	1,650	10.54

(1)
Non-vested awards as of September 30, 2017 are comprised of 258,000 cash-settled restricted stock units and cash-settled performance units and 1,392,000 restricted shares and stock-settled performance units.

As of September 30, 2017, we expect $12.8 million of unrecognized compensation cost related to unvested restricted stock, stock-settled restricted stock units, performance units, cash-settled restricted stock units and cash-settled performance units to be recognized over the weighted-average period of 2.2 years.

Partnership Long-Term Incentive Plan

In April 2017, the Partnership adopted the 2017 Partnership LTIP to provide for the benefit of employees, directors and consultants of the Partnership, us and our respective affiliates. Two million common units have been authorized for issuance with respect to awards under the 2017 Partnership LTIP. The 2017 Partnership LTIP provides for the issuance of unit options, unit appreciation rights, restricted units, phantom units, performance awards, bonus awards, distribution equivalent rights, cash awards and other unit based awards. The Partnership Plan will be administered by the Partnership Plan Administrator. The 2006 Partnership LTIP expired in 2016 and as such no further grants can be made under that plan. Previous grants made under the 2006 Partnership LTIP will continue to be governed by the 2006 Partnership LTIP and the applicable award agreements.

Phantom units are notional units that entitle the grantee to receive common units upon the vesting of such phantom units or, at the discretion of the Partnership Plan Administrator, cash equal to the fair market value of such common units. Phantom units may include nonforfeitable tandem distribution equivalent rights to receive cash distributions on unvested phantom units in the quarter in which distributions are paid on common units. For grants of phantom units, we recognize compensation expense over the vesting period equal to the fair value of the Partnership’s common units at the grant date. Phantom units generally vest one-third per year on dates as specified in the applicable award agreements subject to continued service through the applicable vesting date.

Partnership Phantom Units

The following table presents phantom unit activity during the nine months ended September 30, 2017:

	Phantom Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
Phantom units outstanding, January 1, 2017	197	$11.60
Granted	81	16.28
Vested	(89)	14.86
Canceled	(11)	7.84
Phantom units outstanding, September 30, 2017	178	12.32

As of September 30, 2017, we expect $1.7 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.1 years.

15. Cash Dividends

The following table summarizes our dividends per common share:

Declaration Date	Payment Date	Dividends per Common Share	Total Dividends
January 26, 2016	February 16, 2016	$0.1875	$13.1	million
May 2, 2016	May 18, 2016	0.0950	6.7	million
July 27, 2016	August 16, 2016	0.0950	6.7	million
October 31, 2016	November 17, 2016	0.1200	8.4	million
January 19, 2017	February 15, 2017	0.1200	8.5	million
April 26, 2017	May 16, 2017	0.1200	8.5	million
July 26, 2017	August 15, 2017	0.1200	8.5	million

On October 20, 2017, our board of directors declared a quarterly dividend of $0.12 per share of common stock to be paid on November 15, 2017 to stockholders of record at the close of business on November 8, 2017.

16. Commitments and Contingencies

Performance Bonds

In the normal course of business we have issued performance bonds to various state authorities that ensure payment of certain obligations. We have also issued a bond to protect our 401(k) retirement plan against losses caused by acts of fraud or dishonesty. The bonds have expiration dates in 2017 through the first quarter of 2020 and maximum potential future payments of $2.3 million. As of September 30, 2017, we were in compliance with all obligations to which the performance bonds pertain.

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2017 and December 31, 2016, we accrued $1.7 million and $1.5 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows for the period in which the resolution occurs.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of September 30, 2017 and December 31, 2016, we recorded an indemnification liability (including penalties and interest) of $2.0 million and $1.7 million, respectively, related to non-income based tax audits.

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

Litigation and Claims

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012. Under the revised Heavy Equipment Statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem taxes under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. As a result of this new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $12.7 million during the nine months ended September 30, 2017. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $73.4 million as of September 30, 2017, of which $16.0 million has been agreed to by a number of appraisal review boards and county appraisal districts and $57.4 million has been disputed and is currently in litigation. A large number of appraisal review boards denied our position, although some accepted it, and our wholly owned subsidiary, Archrock Services Leasing LLC, formerly known as EES Leasing, and Archrock Partners’ subsidiary, Archrock Partners Leasing LLC, formerly known as EXLP Leasing, filed 176 petitions for review in the appropriate district courts with respect to the 2012 tax year, 109 petitions for review in the appropriate district courts with respect to the 2013 tax year, 115 petitions for review in the appropriate district courts with respect to the 2014 tax year, 120 petitions for review in the appropriate district courts with respect to the 2015 tax year, 113 petitions for review in the appropriate district courts with respect to the 2016 tax year and 83 petitions for review in the appropriate district courts with respect to the 2017 tax year.

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

In EES Leasing v. Irion County Appraisal District, EES Leasing and the appraisal district each filed motions for summary judgment in the 51st District Court concerning the applicability and constitutionality of the Heavy Equipment Statutes. On May 20, 2014, the district court entered an order denying both motions for summary judgment, holding that a fact issue existed as to the applicability of the Heavy Equipment Statutes to the one compressor at issue. The presiding judge for the 51st District Court has since consolidated the 2012 tax year case with EES Leasing’s 2013 tax year case, which also included EXLP Leasing as a party. On August 27, 2015, the presiding judge abated the combined case, EES Leasing LLC and EXLP Leasing LLC v. Irion County Appraisal District, until the final resolution of the appellate cases considering the constitutionality of the Heavy Equipment Statutes, or further order of the court.

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

On March 10, 2017, the Texas Supreme Court granted EXLP Leasing’s and EES Leasing’s petition for review in EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District. Oral argument before the Texas Supreme Court was held on October 10, 2017.

We continue to believe that the revised statutes are constitutional as applied to natural gas compressors and that under the revised statutes our natural gas compressors are taxable in the counties where we maintain a business location and keep natural gas compressors. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, most of the remaining 2012-2017 district court cases have been formally or effectively abated pending a decision from the Texas Supreme Court.

If we are unsuccessful in our litigation, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. In addition, while we do not expect the ultimate determination of the issue of where the natural gas compressors are taxable under the Heavy Equipment Statutes would have an impact on the amount of taxes due, we could be subject to substantial penalties if we are unsuccessful on this issue. Also, if we are unsuccessful in our litigation, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded. If this litigation is resolved against us in whole or in part, or if in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment because of new or revised Texas statutes, we will incur additional taxes and could be subject to substantial penalties and interest, which would impact our future results of operations, financial position and cash flows, including our ability to pay dividends.

In the ordinary course of business, we are also involved in various other pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from any of these other actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to pay dividends. However, because of the inherent uncertainty of litigation and arbitration proceedings, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to pay dividends.

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

The following table presents revenue and other financial information by reportable segment during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Contract Operations	Aftermarket Services	Reportable Segments Total
Three months ended September 30, 2017:
Revenue from external customers	$153,524	$44,329	$197,853
Gross margin	81,573	5,843	87,416
Three months ended September 30, 2016:
Revenue from external customers	$156,599	$39,250	$195,849
Gross margin	96,823	6,500	103,323

Nine months ended September 30, 2017:
Revenue from external customers	$454,622	$131,098	$585,720
Gross margin	256,331	19,271	275,602
Nine months ended September 30, 2016:
Revenue from external customers	$495,811	$117,478	$613,289
Gross margin	308,990	20,013	329,003

The following table reconciles total gross margin to loss before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total gross margin	$87,416	$103,323	$275,602	$329,003
Less:
Selling, general and administrative	29,108	25,448	81,823	87,745
Depreciation and amortization	47,463	52,068	142,483	157,891
Long-lived asset impairment	7,105	16,713	20,858	40,381
Restatement and other charges	566	426	3,287	860
Restructuring and other charges	422	4,689	1,245	15,758
Interest expense	22,892	21,365	66,817	62,842
Debt extinguishment costs	—	—	291	—
Other income, net	(2,716)	(2,470)	(4,472)	(4,640)
Loss before income taxes	$(17,424)	$(14,916)	$(36,730)	$(31,834)

18. Transactions Related to the Partnership

At September 30, 2017, Archrock owned an approximate 43% interest in the Partnership. As of September 30, 2017, the Partnership’s fleet included 6,046 compressor units comprising approximately 3.3 million horsepower, or 85% of our and the Partnership’s combined total horsepower.

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

On October 20, 2017, the board of directors of Archrock GP LLC, the general partner of GP, approved a cash distribution by the Partnership of $0.2850 per common unit, or approximately $20.5 million. Of the total distribution the Partnership will pay us approximately $8.7 million with respect to our common unit and general partner interest in the Partnership. The distribution covers the period from July 1, 2017 through September 30, 2017. The record date for this distribution is November 8, 2017 and payment is expected to occur on November 14, 2017.

In August 2017, the Partnership sold, pursuant to a public underwritten offering, 4,600,000 common units, including 600,000 common units pursuant to an over-allotment option. The Partnership received net proceeds of $60.3 million, after deducting underwriting discounts, commissions and offering expenses, which it used to repay borrowings outstanding under the Partnership Credit Facility. In connection with this sale and as permitted under its partnership agreement, the Partnership sold 93,163 general partner units to GP for a contribution of $1.3 million to maintain GP’s approximate 2% general partner interest in the Partnership. As a result, adjustments were made to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

During the nine months ended September 30, 2017, the Partnership issued and sold to GP 94,506 general partner units, including the 93,163 units sold in the offering discussed above, to maintain GP’s approximate 2% general partner interest in the Partnership.

During the nine months ended September 30, 2016, the Partnership issued and sold to GP 6,363 general partner units, including the 5,205 units sold in the March 2016 Acquisition, to maintain GP’s approximate 2% general partner interest in the Partnership.

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

The following table presents the effects of changes from net loss attributable to Archrock stockholders and changes in our equity interest of the Partnership on our equity attributable to Archrock stockholders (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net loss attributable to Archrock stockholders	$(28,607)	$(15,944)
Increase in Archrock stockholders’ additional paid-in capital for change in ownership of Partnership units	17,638	585
Change from net loss attributable to Archrock stockholders and transfers to noncontrolling interest	$(10,969)	$(15,359)

19. Subsequent Events

On October 4, 2017, we and the Partnership received cash proceeds of $13.3 million from the sale of our Kilgore, Texas facility and approximately 1,400 compressor units previously retired from the active fleet.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Financial Statements of this Quarterly Report on Form 10-Q and in conjunction with our 2016 Form 10-K.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act, including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and pay dividends; the expected amount of our capital expenditures; expenditures related to the restatement of our financial statements and related matters, including sharing a portion of costs incurred by Exterran Corporation with respect to such matters, as well as reviews, investigations or other proceedings by government authorities, stockholders or other parties; anticipated cost savings, future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our 2016 Form 10-K, and those set forth from time to time in our filings with the SEC, which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

•	conditions in the oil and natural gas industry, including a sustained decrease in the level of supply or demand for oil or natural gas or a sustained low price of oil or natural gas;

•
the success of our subsidiary, the Partnership, including the amount of cash distributions by the Partnership with respect to its general partner interests, incentive distribution rights and limited partner interests;

•	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	the spin-off of our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company, Exterran Corporation;

•	changes in economic or political conditions, including terrorism and legislative changes;

•	the inherent risks associated with our operations, such as equipment defects, impairments, malfunctions and natural disasters;

•	the loss of the Partnership’s status as a partnership for U.S. federal income tax purposes;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment and workforce factors, including our ability to hire, train and retain key employees;

•	our ability to implement certain business and financial objectives, such as:

•	winning profitable new business;

•	growing our asset base and enhancing asset utilization;

•	integrating acquired businesses;

•	generating sufficient cash; and

•	accessing the capital markets at an acceptable cost;

•	liability related to the use of our services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures;

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

Overview

Archrock is a pure play U.S. natural gas contract operations services business and the leading provider of natural gas compression services to customers in the oil and natural gas industry throughout the U.S. and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. We operate in two primary business lines: contract operations and aftermarket services. In our contract operations business line, we use our fleet of natural gas compression equipment to provide operations services to our customers. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

Archrock Partners, L.P.

We have a significant equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of September 30, 2017, public unitholders held an approximate 57% ownership interest in the Partnership and we owned the remaining equity interest, including all of the general partner interest and incentive distribution rights. We consolidate the financial position and results of operations of the Partnership. It is our intention for the Partnership to be the primary vehicle for the growth of our contract operations business and we may grow the Partnership through third-party acquisitions and organic growth. As of September 30, 2017, the Partnership’s fleet included 6,046 compressor units comprising approximately 3.3 million horsepower, or 85% of our and the Partnership’s combined total horsepower.

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

Natural gas consumption in the U.S. for the twelve months ended July 31, 2017 decreased 2% to 26,653 Bcf compared to 27,139 Bcf for the twelve months ended July 31, 2016. The EIA forecasts that total U.S. natural gas consumption will decrease 3% in 2017 compared to 2016. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 Tcf in 2040, or 15% of the projected worldwide total of approximately 203 Tcf.

Natural gas marketed production in the U.S. for the twelve months ended July 31, 2017 decreased 3% to 28,102 Bcf compared to 28,817 Bcf for the twelve months ended July 31, 2016. The EIA forecasts that total U.S. natural gas marketed production will increase 1% in 2017 compared to 2016. The EIA estimates that the U.S. natural gas production level will be approximately 35 Tcf in 2040, or 17% of the projected worldwide total of approximately 202 Tcf.

Historically, oil and natural gas prices and the level of drilling and exploration activity in the U.S. have been volatile. For example, the Henry Hub spot price for natural gas was $2.94 per MMBtu at September 29, 2017, which was 21% lower and 4% higher than prices at December 30, 2016 and September 30, 2016, respectively, and the U.S. natural gas liquid composite price was $6.27 per MMBtu for the month of July 2017, which was 6% lower and 19% higher than prices for the months of December 2016 and September 2016, respectively. In addition, the West Texas Intermediate crude oil spot price was $51.67 per barrel at September 29, 2017, which was 4% lower and 8% higher than prices at December 30, 2016 and September 30, 2016, respectively.

Increased stability of oil and natural gas prices in the second half of 2016 and thus far in 2017, compared to the declines experienced in 2015 and the first half of 2016, contributed to increased new orders for our compression services in 2017 compared to 2016, as well as a stabilization of our contract operations revenue in the three and nine months ended September 30, 2017, which decreased 2% and 8%, respectively, compared to our revenue recorded during the three and nine months ended September 30, 2016.

Year to date 2017 operating horsepower increased compared to the decline in operating horsepower we experienced in 2016. We have invested more capital in new fleet units in 2017 than we did in 2016 to take advantage of improved market conditions during 2017. Although new orders for compression services have been strong in 2017, given the operating horsepower declines and pricing pressure experienced in 2016, we expect an overall decline in our full-year 2017 contract operations revenue compared to 2016. Our aftermarket services business, though initially impacted by the previous decline in market conditions, is expected to moderately recover in 2017 and show an increase in full-year 2017 revenue compared to 2016.

Operating Highlights
The following table summarizes our total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total Available Horsepower (at period end)(1)	3,866	3,984	3,866	3,984
Total Operating Horsepower (at period end)(2)	3,204	3,153	3,204	3,153
Average Operating Horsepower	3,166	3,151	3,125	3,266
Horsepower Utilization:
Spot (at period end)	83%	79%	83%	79%
Average	82%	79%	82%	81%

(1)	Defined as idle and operating horsepower. New compressor units completed by a third party manufacturer that have been delivered to us are included in the fleet.

(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.
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

The following table reconciles net loss to gross margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(12,683)	$(10,054)	$(30,732)	$(19,164)
Selling, general and administrative	29,108	25,448	81,823	87,745
Depreciation and amortization	47,463	52,068	142,483	157,891
Long-lived asset impairment	7,105	16,713	20,858	40,381
Restatement and other charges	566	426	3,287	860
Restructuring and other charges	422	4,689	1,245	15,758
Interest expense	22,892	21,365	66,817	62,842
Debt extinguishment costs	—	—	291	—
Other income, net	(2,716)	(2,470)	(4,472)	(4,640)
Benefit from income taxes	(4,795)	(4,878)	(6,052)	(12,712)
Loss from discontinued operations, net of tax	54	16	54	42
Gross margin	$87,416	$103,323	$275,602	$329,003

Financial Results of Operations

Summary of Results

Revenue.  Revenue was $197.9 million and $195.8 million during the three months ended September 30, 2017 and 2016, respectively, and $585.7 million and $613.3 million during the nine months ended September 30, 2017 and 2016, respectively.

The increase in revenue during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to the increase in revenue in our aftermarket services segment as a result of increased part sales and service activities, partially offset by decreased revenue in our contract operations segment as a result of decreased customer demand due to 2016 market conditions.

The decrease in revenue during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to the decrease in revenue of our contract operations segment as a result of decreased customer demand due to 2016 market conditions, partially offset by the increase in revenue in our aftermarket services segment as a result of increased part sales and service activities.

Net loss attributable to Archrock stockholders.  We generated net loss attributable to Archrock stockholders of $10.2 million and $9.6 million during the three months ended September 30, 2017 and 2016, respectively, and $28.6 million and $15.9 million during the nine months ended September 30, 2017 and 2016, respectively.

The increase in net loss attributable to Archrock stockholders during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily driven by the decrease in gross margin in our contract operations and aftermarket services segments and an increase in SG&A expense, partially offset by decreases in long-lived asset impairment, depreciation and amortization and restructuring and other charges.

The increase in net loss attributable to Archrock stockholders during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily driven by the decrease in gross margin in our contract operations and aftermarket services segments and a decrease in the benefit from income taxes, partially offset by decreases in long-lived asset impairment, depreciation and amortization, restructuring and other charges and SG&A expense.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Contract Operations
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
Revenue	$153,524	$156,599	(2)%
Cost of sales (excluding depreciation and amortization expense)	71,951	59,776	20%
Gross margin	$81,573	$96,823	(16)%
Gross margin percentage (1)	53%	62%	(9)%

(1)	Defined as gross margin divided by revenue.

The decrease in revenue during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to lower rates driven by a decrease in customer demand due to 2016 market conditions, partially offset by a slight increase in average operating horsepower.

Gross margin decreased during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to the decrease in revenue mentioned above and increases in cost of sales driven by increased costs associated with the start-up of compressor units, lube oil expense and other operating costs of providing our contract operations services. Gross margin percentage decreased during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to the increase in cost associated with the start-up of compressor units, lube oil and other operating costs mentioned above as well as lower rates.

Aftermarket Services
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
Revenue	$44,329	$39,250	13%
Cost of sales (excluding depreciation and amortization expense)	38,486	32,750	18%
Gross margin	$5,843	$6,500	(10)%
Gross margin percentage	13%	17%	(4)%

The increase in revenue during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was due to increases in part sales and service activities.

Gross margin decreased during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to the increase in cost of sales mainly driven by the increase in part sales and service activities and other operating costs of providing our aftermarket services, partially offset by the increase in revenue mentioned above. Gross margin percentage decreased during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to the increase in other operating costs mentioned above.

Costs and Expenses
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
Selling, general and administrative	$29,108	$25,448	14%
Depreciation and amortization	47,463	52,068	(9)%
Long-lived asset impairment	7,105	16,713	(57)%
Restatement and other charges	566	426	33%
Restructuring and other charges	422	4,689	(91)%
Interest expense	22,892	21,365	7%
Other income, net	(2,716)	(2,470)	10%

SG&A. The increase in SG&A expense during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to a $1.7 million increase in compensation and benefit costs, $1.3 million of corporate office relocation costs (see Note 12 (“Corporate Office Relocation”) to our Financial Statements) and $0.9 million increase in bad debt expense.

Depreciation and amortization. The decrease in depreciation and amortization expense during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2016 and 2017, partially offset by an increase in depreciation expense associated with fixed asset additions.

Long-lived asset impairment. During the three months ended September 30, 2017 and 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 10 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review of compressor units for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,
	2017	2016
Idle compressor units retired from the active fleet	50	60
Horsepower of idle compressor units retired from the active fleet	20,000	25,000
Impairment recorded on idle compressor units retired from the active fleet	$5,934	$9,081
Additional impairment recorded on available-for-sale compressor units previously culled	$—	$7,632

In addition, during the three months ended September 30, 2017, $0.8 million of leasehold improvements and furniture and fixtures were impaired in conjunction with the relocation of our corporate office during the third quarter. See Note 12 (“Corporate Office Relocation”) to our Financial Statements for further details.

Restatement and other charges. During the three months ended September 30, 2017 and 2016, we incurred $0.6 million and $0.4 million, respectively of restatement and other charges primarily for professional and legal fees related to the restatement of prior period consolidated and combined financial statements and related disclosures and related matters described in Note 16 (“Commitments and Contingencies”) to our Financial Statements.

Restructuring and other charges. As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, we completed the Spin-off on the Distribution Date. During the three months ended September 30, 2017 and 2016, we incurred $0.4 million and $0.7 million, respectively, of costs associated with the Spin-off which were directly attributable to Archrock.

In the first quarter of 2016 we determined to undertake a cost reduction program to reduce our on-going operating expenses, including workforce reductions and closure of certain of our make-ready shops. These actions were a result of our review of our businesses and efforts to efficiently manage cost and maintain our businesses in line with then current and expected activity levels and anticipated make ready demand in the U.S. market. During the three months ended September 30, 2016, we incurred $4.0 million of restructuring and other charges as a result of this plan primarily related to severance benefits and consulting fees. These charges are reflected as restructuring and other charges in our consolidated statement of operations.

Interest expense. The increase in interest expense during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to an increase in the weighted average effective interest rate, partially offset by a decrease in the average outstanding balance of long-term debt.

Other income, net. The increase in other income, net during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to a $0.6 million increase in gain on the sale of property, plant and equipment.

Income Taxes
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
Benefit from income taxes	$(4,795)	$(4,878)	(2)%
Effective tax rate	27.5%	32.7%	(5)%

The decrease in benefit from income taxes during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to a federal benefit for a prior period adjustment in the three months ended September 30, 2016.

Net Loss Attributable to the Noncontrolling Interest
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2017	2016	(Decrease)
Net loss attributable to the noncontrolling interest	$2,448	$406	503%

The noncontrolling interest comprises the portion of the Partnership’s earnings that are applicable to the Partnership’s publicly-held common unitholder interest. As of September 30, 2017 and 2016, public unitholders held an ownership interest in the Partnership of 57% and 60%, respectively. The increase net loss attributable to the noncontrolling interest during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to an increase in net loss of the Partnership. The increase in net loss of the Partnership was primarily due to a decrease in gross margin and increases in SG&A and interest expense, partially offset by decreases in long-lived asset impairment, depreciation and amortization and restructuring charges and an increase in other income, net.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Contract Operations
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
Revenue	$454,622	$495,811	(8)%
Cost of sales (excluding depreciation and amortization expense)	198,291	186,821	6%
Gross margin	$256,331	$308,990	(17)%
Gross margin percentage	56%	62%	(6)%

The decrease in revenue during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to lower rates and a 4% decline in average operating horsepower driven by a decrease in customer demand due to 2016 market conditions.

Gross margin decreased during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the decrease in revenue mentioned above and increases in cost of sales associated with the start-up of compressor units, lube oil expense and other operating costs of providing our contract operations services. The increase in cost of sales was partially offset by the decrease in costs associated with the decline in average operating horsepower mentioned above. Gross margin percentage decreased during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to lower rates and the increase in cost associated with the start-up of compressor units, lube oil and other operating costs mentioned above.

Aftermarket Services
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
Revenue	$131,098	$117,478	12%
Cost of sales (excluding depreciation and amortization expense)	111,827	97,465	15%
Gross margin	$19,271	$20,013	(4)%
Gross margin percentage	15%	17%	(2)%

The increase in revenue during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to increases in part sales and service activities.

Gross margin decreased during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the increase in cost of sales mainly driven by the increase in part sales and service activities and other operating costs of providing our aftermarket services, partially offset by the increase in revenue mentioned above.

Costs and Expenses
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
Selling, general and administrative	$81,823	$87,745	(7)%
Depreciation and amortization	142,483	157,891	(10)%
Long-lived asset impairment	20,858	40,381	(48)%
Restatement and other charges	3,287	860	282%
Restructuring and other charges	1,245	15,758	(92)%
Interest expense	66,817	62,842	6%
Debt extinguishment costs	291	—	n/a
Other income, net	(4,472)	(4,640)	(4)%

SG&A. The decrease in SG&A expense during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was due to a $6.5 million decrease in compensation and benefits cost primarily as a result of our cost reduction program that was completed in fiscal year 2016 and a $1.1 million decrease in professional expense primarily driven by a decrease in costs incurred in conjunction with transition services provided by Exterran Corporation as a result of the Spin-off. These decreases were partially offset by a $1.4 million franchise tax benefit recorded as a result of the settlement of a franchise tax refund claim during the second quarter of 2016 and $1.3 million of corporate office relocation costs recorded in the third quarter of 2017 (see Note 12 (“Corporate Office Relocation”) to our Financial Statements).

Depreciation and amortization. The decrease in depreciation and amortization expense during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2016 and early 2017, partially offset by an increase in depreciation expense associated with fixed asset additions.

Long-lived asset impairment. During the nine months ended September 30, 2017 and 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 10 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review of compressor units for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016
Idle compressor units retired from the active fleet	190	270
Horsepower of idle compressor units retired from the active fleet	71,000	97,000
Impairment recorded on idle compressor units retired from the active fleet	$19,686	$29,674
Additional impairment recorded on available-for-sale compressor units previously culled	$—	$10,707

In addition, during the nine months ended September 30, 2017, $0.8 million of leasehold improvements and furniture and fixtures were impaired in conjunction with the relocation of our corporate office during the third quarter. See Note 12 (“Corporate Office Relocation”) to our Financial Statements for further details.

Restatement and other charges. During the nine months ended September 30, 2017 and 2016, we incurred $3.3 million and $0.9 million, respectively, of restatement and other charges primarily for professional and legal fees related to the restatement of prior period consolidated and combined financial statements and related disclosures and related matters described in Note 16 (“Commitments and Contingencies”) to our Financial Statements.

Restructuring and other charges. As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, we completed the Spin-off on the Distribution Date. During the nine months ended September 30, 2017 and 2016, we incurred $1.2 million and $2.5 million, respectively, of costs associated with the Spin-off which were directly attributable to Archrock. These charges are reflected as restructuring and other charges in our condensed consolidated statement of operations.

In the first quarter of 2016 we determined to undertake a cost reduction program to reduce our on-going operating expenses, including workforce reductions and closure of certain of our make-ready shops. These actions were a result of our review of our businesses and efforts to efficiently manage cost and maintain our businesses in line with then current and expected activity levels and anticipated make ready demand in the U.S. market. During the nine months ended September 30, 2016, we incurred $13.3 million of restructuring and other charges as a result of this plan primarily related to severance benefits and consulting fees. These charges are reflected as restructuring and other charges in our consolidated statement of operations.

Interest expense. The increase in interest expense during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to an increase in the weighted average effective interest rate and a $0.6 million write-off of deferred financing costs associated with the termination of the Partnership’s former $825.0 million revolving credit facility, partially offset by a decrease in the average outstanding balance of long-term debt.

Other income, net. The decrease in other income, net during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to a $2.5 million decrease in our indemnification asset related to tax contingencies due from Exterran Corporation and a $0.5 million decrease in income related to transition services provided to Exterran Corporation in conjunction with the Spin-off, partially offset by a $2.4 million increase in gain on sale of property, plant and equipment, and a $0.6 million loss on non-cash consideration and $0.2 million of expensed acquisition costs, both of which were associated with the March 2016 Acquisition and incurred during the nine months ended September 30, 2016.

Income Taxes
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
Benefit from income taxes	$(6,052)	$(12,712)	(52)%
Effective tax rate	16.5%	39.9%	(23)%

The decrease in benefit from income taxes during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to a state audit settlement in 2016 as well as an increase in an unrecognized tax benefit resulting from recent appellate court decisions which impacted certain of our uncertain tax positions, partially offset by the federal benefit and deferred state release related to the increase in our unrecognized tax benefit and the tax impact of the new share-based compensation accounting standard (see Note 2 (“Recent Accounting Developments”) to our Financial Statements).

Net Loss Attributable to the Noncontrolling Interest
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2017	2016	(Decrease)
Net loss attributable to the noncontrolling interest	$2,125	$3,220	(34)%

The noncontrolling interest comprises the portion of the Partnership’s earnings that are applicable to the Partnership’s publicly-held common unitholder interest. As of September 30, 2017 and 2016, public unitholders held an ownership interest in the Partnership of 57% and 60%, respectively. The decrease in net loss attributable to the noncontrolling interest during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to distributions of $4.8 million paid on incentive distribution rights during the nine months ended September 30, 2016, partially offset by the change in net income (loss) of the Partnership. The change in net income (loss) of the Partnership was primarily due to a decrease in gross margin and an increase in interest expense, partially offset by decreases in long-lived asset impairment, restructuring charges and depreciation and amortization and an increase in other income, net.

Liquidity and Capital Resources

Overview

Our ability to fund operations, finance capital expenditures and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under our Credit Facility and the Partnership Credit Facility.

Our cash flow is affected by numerous factors including prices and demand for our services, volatility in commodity prices and their effect on oil and natural gas exploration and production spending, conditions in the financial markets and other factors. The reduction in capital spending and drilling activity by our customers in 2016 has resulted in decreased cash flow from operations thus far in 2017. Although new orders for compression services have been strong in 2017, given the operating horsepower declines and pricing pressure experienced in 2016 (see “Trends and Outlook” above), we expect our cash flow from operations in 2017 to decrease as compared to 2016. Despite this expected decrease, we believe that our operating cash flows and borrowings under our revolving credit facilities will be sufficient to meet our liquidity needs through at least September 30, 2018.

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

We generally invest funds necessary to purchase fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $225 million in capital expenditures during 2017, primarily consisting of approximately $175 million for growth capital expenditures and approximately $35 million for equipment maintenance capital expenditures.

Financial Resources

Revolving Credit Facilities

The following table presents the weighted average annual interest rate and average daily debt balance of our revolving credit facilities for the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	2017	2016
Credit Facility
Weighted average annual interest rate (1)	3.0%	2.3%
Average daily debt balance (in millions)	$70.3	$144.5

Partnership Credit Facility (2)
Weighted average annual interest rate (1)	4.6%	3.6%
Average daily debt balance (in millions)	$616.6	$733.7

(1)	Excludes the effect of interest rate swaps.

(2)
The amounts for the nine months ended September 30, 2017 pertain to the Partnership Credit Facility. The amounts for the nine months ended September 30, 2016 pertain to the Partnership’s Former Credit Facility.

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

As a result of the Total Debt to EBITDA ratio limitation above, $156.5 million of the $259.4 million undrawn capacity under the Credit Facility was available for additional borrowings as of September 30, 2017.

The Credit Facility also contains various additional covenants with which we must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity and making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. As of September 30, 2017, we were in compliance with all covenants under the Credit Facility.

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

Concurrent with entering into the Partnership Credit Facility in March 2017, the Partnership terminated its Former Credit Facility. All commitments under the former revolving credit facility and term loan have been terminated.

The Partnership must maintain the following consolidated financial ratios, as defined in the Partnership Credit Facility agreement:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.5 to 1.0
Total Debt to EBITDA
Through fiscal year 2017	5.95 to 1.0
Through fiscal year 2018	5.75 to 1.0
Through second quarter of 2019	5.50 to 1.0
Thereafter (1)	5.25 to 1.0

(1)
Subject to a temporary increase to 5.50 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the quarter in which the acquisition closes.

As a result of the Total Debt to EBITDA ratio limitation above, $213.6 million of the $468.5 million undrawn capacity under the Partnership Credit Facility was available for additional borrowings as of September 30, 2017.

The Partnership Credit Facility agreement also contains various additional covenants including, but not limited to, mandatory prepayments from the net cash proceeds of certain asset transfers, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. In addition, if as of any date the Partnership has cash and cash equivalents (other than proceeds from a debt or equity issuance received in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Partnership Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Partnership Credit Facility. As of September 30, 2017, the Partnership was in compliance with all covenants under the Partnership Credit Facility.

Partnership Capital Offering

In August 2017, the Partnership sold, pursuant to a public underwritten offering, 4,600,000 common units, including 600,000 common units pursuant to an over-allotment option. The Partnership received net proceeds of $60.3 million, after deducting underwriting discounts, commissions and offering expenses, which it used to repay borrowings outstanding under the Partnership Credit Facility. In connection with this sale and as permitted under its partnership agreement, the Partnership sold 93,163 general partner units to GP for net proceeds of $1.3 million to maintain GP’s approximate 2% general partner interest in the Partnership.

Other

In connection with the Spin-off, we entered into a separation and distribution agreement with Exterran Corporation pursuant to which we have the right to receive payments from a subsidiary of Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation’s subsidiaries from PDVSA Gas in respect of the sale of Exterran Corporation’s subsidiaries’ and joint ventures’ previously nationalized assets. As of September 30, 2017, Exterran Corporation or its subsidiaries were due to receive the remaining principal amount of $20.9 million from PDVSA Gas.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in) continuing operations:
Operating activities	$151,055	$220,141
Investing activities	(129,567)	(83,724)
Financing activities	(21,976)	(132,550)
Discontinued operations	—	(67)
Net change in cash and cash equivalents	$(488)	$3,800

Operating Activities. The decrease in net cash provided by operating activities from continuing operations during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to the decrease in gross margin, partially offset by a decrease in restructuring and other charges.

Investing Activities. The increase in net cash used in investing activities from continuing operations during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to a $55.2 million increase in capital expenditures and a $4.4 million decrease in proceeds from sale of property, plant and equipment, partially offset by a $13.8 million payment for the March 2016 Acquisition (as discussed in Note 4 (“Business Acquisitions”) to our Financial Statements).

Financing Activities. The decrease in net cash used in financing activities from continuing operations during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to $60.3 million of proceeds received from a public offering by the Partnership of its common units during the nine months ended September 30, 2017, a $56.5 million decrease in net repayments of long-term debt, and a $8.9 million decrease in distributions to noncontrolling partners in the Partnership. These changes were partially offset by a $12.5 million increase in payments for debt issuance costs and a $4.5 million decrease in contributions from Exterran Corporation.

Dividends

On October 20, 2017, our board of directors declared a quarterly dividend of $0.12 per share of common stock to be paid on November 15, 2017 to stockholders of record at the close of business on November 8, 2017. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

Partnership Distributions to Unitholders

The Partnership’s partnership agreement requires the Partnership to distribute all of its “available cash” quarterly. Under the partnership agreement, available cash is defined generally to mean, for each fiscal quarter, (i) cash on hand at the Partnership at the end of the quarter in excess of the amount of reserves its general partner determines is necessary or appropriate to provide for the conduct of its business, to comply with applicable law, any of its debt instruments or other agreements or to provide for future distributions to its unitholders for any one or more of the upcoming four quarters, plus, (ii) if the Partnership’s general partner so determines, all or a portion of the Partnership’s cash on hand on the date of determination of available cash for the quarter.

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

On October 20, 2017, the board of directors of Archrock GP LLC, the general partner of the Partnership’s general partner, approved a cash distribution by the Partnership of $0.2850 per common unit, or approximately $20.5 million. Of the total distribution, the Partnership will pay us approximately $8.7 million with respect to our common unit and general partner interest in the Partnership. The distribution covers the period from July 1, 2017 through September 30, 2017. The record date for this distribution is November 8, 2017 and payment is expected to occur on November 14, 2017.

Off-Balance Sheet Arrangements

For information on our obligations with respect to performance bonds and letters of credit, see Note 16 (“Commitments and Contingencies”) and Note 7 (“Long-Term Debt”), respectively, to our Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily associated with changes in interest rates under our financing arrangements. We use derivative instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative instruments for trading or other speculative purposes.

As of September 30, 2017, after taking into consideration interest rate swaps, we had $207.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at September 30, 2017 would result in an annual increase in our interest expense of $2.1 million.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of September 30, 2017 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16 (“Commitments and Contingencies”) to our Financial Statements for a discussion of litigation related to the Heavy Equipment Statutes, which is incorporated by reference into this Item 1.

In the ordinary course of business, we are also involved in various other pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from any of these other actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to pay dividends. However, because of the inherent uncertainty of litigation and arbitration proceedings, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to pay dividends.

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

Item 2. Unregistered Sales of Equity Securities

The following table summarizes our repurchases of equity securities during the three months ended September 30, 2017:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
July 1, 2017 - July 31, 2017	—	$—	N/A	N/A
August 1, 2017 - August 31, 2017	—	—	N/A	N/A
September 1, 2017 - September 30, 2017	517	11.90	N/A	N/A
Total	517	$11.90	N/A	N/A

(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

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

ARCHROCK, INC.

November 2, 2017	By:	/s/ David S. Miller
David S. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Donna A. Henderson
Donna A. Henderson
Vice President and Chief Accounting Officer
(Principal Accounting Officer)