Form 10-K
period 2017-12-31
Archrock, Inc.
filed 2018-02-22
CIK 1389050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(MARK ONE)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file no. 001-33666
Archrock, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-3204509
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9807 Katy Freeway, Suite 100, Houston, Texas 77024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Emerging growth company ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2017 was $793,411,272.
Number of shares of the common stock of the registrant outstanding as of February 15, 2018: 70,948,557 shares.

______________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2018 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017, are incorporated by reference into Part III of this Form 10-K.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2006 Partnership LTIP	The Archrock Partners, L.P. Long Term Incentive Plan adopted in October 2006
2007 Plan	The Archrock, Inc. 2007 Stock Incentive Plan
2013 Plan	The Archrock, Inc. 2013 Stock Incentive Plan
2015 Form 10-K	Archrock, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015
2015 Form 10-K/A	Archrock, Inc.’s Amended Annual Report on Form 10-K for the year ended December 31, 2015
2016 Form 10-K	Archrock, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016
2017 Form 10-K	Archrock, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017
2017 Partnership LTIP	The Archrock Partners, L.P. Long Term Incentive Plan adopted in April 2017
51st District Court	51st Judicial District Court of Irion County, Texas
April 2015 Contract Operations Acquisition	The April 2015 sale to the Partnership of contract operations customer service agreements and compressor units
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly-owned subsidiaries, formerly Exterran Holdings, Inc.
Archrock Share Issuance	The issuance of Archrock common stock in exchange for the Partnership’s common units not already owned by Archrock and its subsidiaries, as contemplated in the Proposed Merger
ATM Agreement	At-The-Market Equity Offering Sales Agreement
Bcf	Billion cubic feet
BLM	U.S. Department of the Interior’s Bureau of Land Management
CAA	Clean Air Act
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
Code	Internal Revenue Code of 1986, as amended
Credit Facility	Archrock’s $350 million revolving credit facility due November 2020
CWA	Clean Water Act
Distribution Date	The date on which we completed the Spin-off, which was November 3, 2015
DOJ	U.S. Department of Justice
EBITDA	Earnings before interest, taxes, depreciation and amortization
EES Leasing	Archrock Services Leasing LLC, formerly known as EES Leasing LLC
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
ESPP	2017 Archrock, Inc. Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
EXLP Leasing	Archrock Partners Leasing LLC, formerly known as EXLP Leasing LLC
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
Financial Statements	Archrock’s Consolidated Financial Statements included in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this 2017 Form 10-K
Former Credit Facility	The Partnership’s former $825.0 million revolving credit facility and $150.0 million term loan, terminated in March 2017
GAAP	Accounting principles generally accepted in the U.S.
General Partner	Archrock General Partner, L.P., a wholly-owned subsidiary of Archrock and the Partnership’s general partner
Heavy Equipment Statutes	Texas Tax Code §§ 23.1241, 23.1242
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
March 2016 Acquisition	The Partnership’s March 2016 acquisition of contract operations customer service agreements and compressor units from a third party

Merger Agreement
Agreement and Plan of Merger, dated as of January 1, 2018, among Archrock, the Partnership, the General Partner and Archrock GP LLC, which was amended by Amendment No. 1 to Agreement and Plan of Merger on January 11, 2018, to add Merger Sub as a party thereto

Merger Sub	Amethyst Merger Sub LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of Archrock
MMBtu	Million British thermal unit
NAAQS	National Ambient Air Quality Standards
NOL	Net operating loss
Notes	The Partnership’s $350.0 million of 6% senior notes due April 2021 and $350.0 million of 6% senior notes due October 2022
November 2016 Contract Operations Acquisition	The November 2016 sale to the Partnership of contract operations customer service agreements and compressor units
NSPS	New Source Performance Standards
OSHA	Occupational Safety and Health Act
Paris Agreement	The resulting agreement of the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change held in Paris, France
Partnership	Archrock Partners, L.P., together with its subsidiaries
Partnership Credit Facility	The Partnership’s $1.1 billion asset-based revolving credit facility due March 2022
Partnership Debt Agreements	The Partnership Credit Facility and the Notes, collectively
Partnership Plan Administrator	The board of directors of Archrock GP LLC, the general partner, or a committee thereof which serves as administrator to the Partnership’s long term incentive plan
PDVSA	Petroleos de Venezuela, S.A.
PDVSA Gas	PDVSA Gas, S.A., a subsidiary of PDVSA
ppb	Parts per billion
Proposed Merger	The transaction contemplated by the Merger Agreement pursuant to which Archrock will acquire all of the Partnership’s outstanding common units not already owned by Archrock
Revenue Recognition Update	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) and additional related standards updates
RCRA	Resource Conservation and Recovery Act
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Spin-off	The spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation
Tax Cuts and Jobs Act, TCJA	Public Law No. 115-97, a comprehensive tax reform bill signed into law on December 22, 2017
TCEQ	Texas Commission on Environmental Quality
Tcf	Trillion cubic feet
Update 2017-12	Accounting Standards Update No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
Update 2016-02	Accounting Standards Update No. 2016-02 Leases (Topic 842)
Update 2016-09	Accounting Standards Update No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
Update 2016-13	Accounting Standards Update No. 2016-13 Financial Instruments - Credit Losses (Topic 326):Measurement of Credit Losses on Financial Instruments
Update 2016-15	Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
Update 2015-11	Accounting Standards Update No. 2015-11 Inventory (Topic 330)
U.S.	United States of America
VOC	Volatile organic compounds
Williams Partners	Williams Partners, L.P.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This 2017 Form 10-K contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this 2017 Form 10-K are forward-looking statements within the meaning of Section 21E of the Exchange Act, including, without limitation, statements regarding the consummation of the Proposed Merger, including the timing and expected effects thereof; our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and pay dividends; the expected amount of our capital expenditures; expenditures related to the restatement of our financial statements and related matters, including sharing a portion of costs incurred by Exterran Corporation with respect to such matters, as well as reviews, investigations or other proceedings by government authorities, stockholders or other parties; anticipated cost savings; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this 2017 Form 10-K. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ from those in these forward-looking statements are described below, in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this 2017 Form 10-K. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•	the ability to obtain the requisite approvals from Archrock’s stockholders and the Partnership’s unitholders relating to the Proposed Merger;

•
the risk that Archrock or the Partnership may be unable to obtain governmental and regulatory approvals required for the Proposed Merger or required governmental and regulatory approvals may delay the Proposed Merger or result in the imposition of conditions that could cause the parties to abandon the Proposed Merger (early termination under the HSR Act was granted on February 9, 2018);

•	the risk that a condition to closing of the Proposed Merger may not be satisfied;

•	the timing to complete the Proposed Merger;

•	the risk that cost savings, tax benefits and any other synergies from the Proposed Merger may not be fully realized or may take longer to realize than expected;

•	disruption from the Proposed Merger may make it more difficult to maintain relationships with customers, employees or suppliers;

•	the possible diversion of management time on issues related to the Proposed Merger;

•	the impact and outcome of pending and future litigation, including litigation, if any, relating to the Proposed Merger;

•	conditions in the oil and natural gas industry, including a sustained decrease in the level of supply or demand for oil or natural gas or a sustained low price of oil or natural gas;

•
the success of our subsidiary, the Partnership, including the amount of cash distributions by the Partnership with respect to its general partner interests, incentive distribution rights and limited partner interests;

•	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	the spin-off of our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly-traded company, Exterran Corporation;

•	changes in economic or political conditions, including terrorism and legislative changes;

•	the inherent risks associated with our operations, such as equipment defects, impairments, malfunctions and natural disasters;

•	the loss of the Partnership’s status as a partnership for U.S. federal income tax purposes;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment and workforce factors, including our ability to hire, train and retain key employees;

•	our ability to implement certain business and financial objectives, such as:

•	winning profitable new business;

•	growing our asset base and enhancing asset utilization;

•	integrating acquired businesses;

•	generating sufficient cash; and

•	accessing the capital markets at an acceptable cost;

•	liability related to the use of our services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures;

•	the effectiveness of our control environment, including the identification of additional control deficiencies;

•	the results of reviews, investigations or other proceedings by government authorities;

•	the results of any shareholder actions relating to the restatement of our financial statements that may be filed;

•
the potential additional costs related to our restatement, including cost-sharing with Exterran Corporation and the costs of addressing reviews, investigations or other proceedings by government authorities or shareholder actions; and

•	our level of indebtedness and ability to fund our business.

All forward-looking statements included in this 2017 Form 10-K are based on information available to us on the date of this 2017 Form 10-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this 2017 Form 10-K.

Item 1. Business

General

We were incorporated in February 2007 as a wholly-owned subsidiary of Universal Compression Holdings, Inc. In August 2007, Universal Compression Holdings, Inc. and Hanover Compressor Company merged into our wholly-owned subsidiaries, and we became the parent entity of Universal Compression Holdings, Inc. and Hanover Compressor Company, named “Exterran Holdings, Inc.” In November 2015, we completed the Spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation, and we were renamed “Archrock, Inc.” Following the completion of the Spin-off, we and Exterran Corporation are independent, publicly-traded companies with separate public ownership, board of directors and management, and we continue to own and operate the U.S. contract operations and U.S. aftermarket services businesses that we previously owned. Additionally, we continue to hold our interests in the Partnership, which was renamed “Archrock Partners, L.P.,” including the sole general partner interest, certain limited partner interests and all of the incentive distribution rights in the Partnership. Results of operations for Exterran Corporation have been classified as discontinued operations in all periods presented in this 2017 Form 10-K. For additional information, see Note 3 (“Discontinued Operations”) to our Financial Statements.

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

Our revenues and income are derived from two primary business segments:

•
Contract Operations. Our contract operations business is largely comprised of our significant equity investment in the Partnership, in addition to our owned fleet of natural gas compression equipment that we use to provide operations services to our customers.

•
Aftermarket Services. Our aftermarket services business provides a full range of services to support the compression needs of customers. We sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

For financial data relating to our business segments, see Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and Note 21 (“Segments”) to our Financial Statements.

Archrock Partners, L.P.

We currently have a significant equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of December 31, 2017, public unitholders held an approximate 57% ownership interest in the Partnership and we owned the remaining equity interest, including all of the general partner interest and incentive distribution rights. We consolidate the financial position and results of operations of the Partnership.

On January 1, 2018, we entered into the Merger Agreement, pursuant to which Merger Sub will be merged with and into the Partnership with the Partnership surviving as our indirect wholly-owned subsidiary. At the effective time of the Proposed Merger, we will acquire all of the Partnership’s outstanding common units not already owned by us and the common units of the Partnership will no longer be publicly traded. See “Recent Business Developments” below for further details. It is our intention for the Partnership to be the primary vehicle for the growth of our contract operations business, and we may grow the Partnership through third-party acquisitions and organic growth.

Recent Business Developments

Proposed Merger

On January 1, 2018, we entered into the Merger Agreement pursuant to which Merger Sub will be merged with and into the Partnership with the Partnership surviving as our indirect wholly-owned subsidiary. Under the terms of the Merger Agreement, at the effective time of the Proposed Merger, each common unit of the Partnership not owned by us will be converted into the right to receive 1.40 shares of our common stock and all of the Partnership’s incentive distribution rights, which are owned indirectly by us, will be canceled and will cease to exist.

Completion of the Proposed Merger is subject to certain customary conditions, including, among others: (i) approval of the Merger Agreement by holders of a majority of the outstanding common units of the Partnership; (ii) approval of the Archrock Share Issuance by a majority of the shares of Archrock common stock present in person or represented by proxy at the special meeting of Archrock stockholders; (iii) expiration or termination of applicable waiting periods under the HSR Act (early termination of the waiting period under the HSR Act was granted February 9,2018); (iv) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (v) the effectiveness of a registration statement on Form S-4 relating to the Archrock Share Issuance; (vi) approval for listing on the New York Stock Exchange of the shares of Archrock common stock issuable pursuant to the Archrock Share Issuance; (vii) subject to specified materiality standards, the accuracy of certain representations and warranties of the other party; and (viii) compliance by the other party in all material respects with its covenants.

As a result of the completion of the Proposed Merger, common units of the Partnership will no longer be publicly traded. All of the Partnership’s outstanding debt is expected to remain outstanding. We and the Partnership expect to issue, to the extent not already in place, guarantees of the indebtedness of Archrock and the Partnership. Subject to the satisfaction or waiver of certain conditions, including the approval of the Merger Agreement by the Partnership’s unitholders and approval of the issuance of Archrock common stock in connection with the Proposed Merger by Archrock shareholders, the Proposed Merger is expected to close in the second quarter of 2018.

The Merger Agreement contains certain termination rights, including the right for either us or the Partnership, as applicable, to terminate the Merger Agreement if the closing of the transactions contemplated by the Merger Agreement has not occurred on or before September 30, 2018. In the event of termination of the Merger Agreement under certain circumstances, we may be required to pay the Partnership a termination fee of $10 million.

As we control the Partnership and will continue to control the Partnership after the Proposed Merger, the change in our ownership interest will be accounted for as an equity transaction, and no gain or loss will be recognized in our consolidated statements of operations resulting from the Proposed Merger. The tax effects of the Proposed Merger will be reported as adjustments to long-term assets associated with discontinued operations, deferred income taxes, additional paid-in capital and other comprehensive income.

At December 31, 2017, we owned all of the general partner interest, including incentive distribution rights, and a portion of the limited partner interest, which together represented an approximate 43% ownership interest in the Partnership. The equity interests in and earnings of the Partnership that were owned by the public at December 31, 2017 are reflected in “Noncontrolling interest” and “Net (income) loss attributable to the noncontrolling interest” in our consolidated balance sheets and consolidated statement of operations, respectively. Our general partner incentive distribution rights will be terminated at the closing of the Proposed Merger.

See Note 1 (“Organization and Summary of Significant Accounting Policies”) and Note 23 (“Proposed Merger”) to our Financial Statements for details of the Proposed Merger.

Acquisitions

In November 2016, we completed the November 2016 Contract Operations Acquisition whereby we sold to the Partnership contract operations customer service agreements with 63 customers and a fleet of 262 compressor units used to provide compression services under those agreements, comprising approximately 147,000 horsepower, or approximately 4% (of then-available horsepower) of our and the Partnership’s combined U.S. contract operations business. Total consideration for the transaction was $85.0 million, excluding transaction costs.

In March 2016, the Partnership completed the March 2016 Acquisition whereby it acquired contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements, comprising approximately 23,000 horsepower, for a purchase price of $18.8 million.

In April 2015, we completed the April 2015 Contract Operations Acquisition whereby we sold to the Partnership contract operations customer service agreements with 60 customers and a fleet of 238 compressor units used to provide compression services under those agreements, comprising approximately 148,000 horsepower, or 3% (of then-available horsepower) of the combined contract operations business of the Partnership and us. The assets sold to the Partnership also included 179 compressor units, comprising approximately 66,000 horsepower, previously leased by us to the Partnership. Total consideration for the transaction was $102.3 million, excluding transaction costs.

See Note 4 (“Business Acquisitions”) and Note 19 (“Transactions Related to the Partnership”) to our Financial Statements for further details of the acquisitions above.

Contract Operations Services Overview

We provide comprehensive contract operations services, including the personnel, equipment, tools, materials and supplies to meet our customers’ natural gas compression needs. Based on the operating specifications at the customer’s location and the customer’s unique compression needs, these services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment. When providing contract operations services, we work closely with a customer’s field service personnel so that the compression services can be adjusted to efficiently match changing characteristics of the natural gas reservoir and the natural gas produced. We routinely repackage or reconfigure a portion of our existing fleet to adapt to our customers’ compression needs. We utilize both slow and high speed reciprocating compressors primarily driven by internal natural gas fired combustion engines. We also utilize rotary screw compressors for specialized applications.

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

Our customers typically contract for our services on a site-by-site basis for a specific monthly service rate that is generally reduced if we fail to operate in accordance with the contract requirements. Following the initial minimum term, which ranges from 12 to 60 months, contract operations services generally continue on a month-to-month basis until terminated by either party with 30 days’ advance notice. Our customers generally are required to pay our monthly service fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. Additionally, because we typically do not take title to the natural gas we compress and the natural gas we use as fuel for our compressors and other equipment is supplied by our customers, we have limited direct exposure to commodity price fluctuations. See “General Terms of our Contract Operations Customer Service Agreements” below for a more detailed description.

We maintain field service locations from which we can service and overhaul our own compressor fleet to provide contract operations services to our customers. We also use many of these locations to provide aftermarket services to our customers, as described below. As of December 31, 2017, our contract operations segment provided contract operations services primarily using a fleet of 7,117 natural gas compression units with an aggregate capacity of 3.8 million horsepower. During the year ended December 31, 2017, 77% of our total revenue and 93% of our total gross margin was generated from contract operations. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP in Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this 2017 Form 10-K.

Compressor Fleet

The size and horsepower of our natural gas compressor fleet on December 31, 2017 is summarized in the following table:

Range of Horsepower Per Unit	Number of Units	Aggregate Horsepower (in thousands)	% of Horsepower
0 – 1,000	5,386	1,271	33%
1,001 – 1,500	1,321	1,770	46%
1,501 and over	410	806	21%
Total	7,117	3,847	100%

As of December 31, 2017, the Partnership’s fleet included 5,963 of these compressor units comprising 3.3 million horsepower, or 86% of our and the Partnership’s combined total horsepower. As of December 31, 2017, the Partnership’s fleet included three compressor units, comprising approximately 4,000 horsepower, leased from our wholly-owned subsidiaries and excluded five compressor units, comprising approximately 4,000 horsepower, owned by the Partnership and leased to our wholly-owned subsidiaries.

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

Aftermarket Services Overview

Our aftermarket services segment sells parts and components and provides operation, maintenance, overhaul and reconfiguration services to customers who own compression and oilfield power generation equipment. We believe that we are particularly well qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression services and facilities. In addition, we believe that our aftermarket services provide opportunities to cross-sell our contract operations services. During the year ended December 31, 2017, 23% of our total revenue and 7% of our total gross margin was generated from aftermarket services.

Competitive Strengths

We believe we have the following key competitive strengths:

•
Large horsepower. We believe we have the largest fleet of large horsepower equipment among all outsourced compression service providers in the U.S. At December 31, 2017, 69% of our fleet, as measured by operating horsepower, was comprised of units that exceed 1,000 horsepower per unit. We believe the trends driving demand for large horsepower units will continue. These trends include (i) high levels of associated gas production from shale which is generally produced at a lower initial pressure than dry gas wells, (ii) pad drilling which brings multiple laterals to a single well site, (iii) increasing well lateral lengths which increase natural gas flow to the wellhead and (iv) high probability drilling programs that allow for efficient surface infrastructure planning.

•
Superior customer service. We operate in a relationship-driven, service-intensive industry and therefore need to provide superior customer service. We believe that our regionally-based network, local presence, experience and in-depth knowledge of our customers’ operating needs and growth plans enable us to respond to our customers’ needs and meet their evolving demands on a timely basis. In addition, we focus on achieving a high level of reliability for the services we provide in order to maximize our customers’ production levels. Our sales efforts concentrate on demonstrating our commitment to enhancing our customers’ cash flows through superior customer service and after-market support.

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

•
Our relationship with the Partnership. As of December 31, 2017, we held a 41% ownership interest in the Partnership’s common units as well as all of the general partner interests and incentive distribution rights in the Partnership. On January 1, 2018, we entered into the Merger Agreement, pursuant to which Merger Sub will be merged with and into the Partnership with the Partnership surviving as our indirect wholly-owned subsidiary. At the effective time of the Proposed Merger, we will acquire all of the Partnership’s outstanding common units not already owned by us and the common units of the Partnership will no longer be publicly traded. See “Recent Business Developments” above. We expect that the Partnership will be the primary vehicle through which we grow our contract operations business and our ownership interest in the Partnership will allow us to participate in its future growth. In addition, we believe that the Partnership will continue to provide us with cash flows to support our business.

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

Business Strategies

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

•
Capitalize on the long-term fundamentals for the U.S. natural gas compression industry. We believe our ability to efficiently meet our customers’ evolving compression needs, our long-standing customer relationships and our large compressor fleet will enable us to capitalize on what we believe are favorable long-term fundamentals for the U.S. natural gas compression industry. These fundamentals include significant natural gas resources in the U.S., increased unconventional natural gas production, decreasing natural reservoir pressures, expected increased natural gas demand in the U.S. from growth in liquid natural gas exports, exports of natural gas via pipeline to Mexico, power generation and industrial uses and the continued need for compression services.

•
Improve profitability. As the largest provider of natural gas compression services in the U.S., we intend to use our scale to achieve cost savings in our operations. We are also focused on increasing productivity and optimizing our processes. By using technology to make our systems and processes more efficient, we intend to lower our internal costs and improve our profitability over time. Additionally, as demand increases for our services and industry utilization rates improve for compression equipment, we believe we will have more opportunities to improve pricing and recoup some of the effects of the pricing declines we experienced during the recent downturn in the oil and gas industry.

•
Grow our business to generate attractive returns. We plan to continue to invest in strategically growing our business both organically and through third-party acquisitions. Our contract operations business is our largest business segment based on gross margin, representing 93% of our gross margin during 2017. We see opportunities to grow this business over the long term by putting idle units back to work and adding new horsepower in key growth areas, including providing compression services to producers of oil and natural gas from shale and liquids-rich plays. In addition, because a large amount of compression equipment is owned by oil and gas producers, processors, gatherers, transporters and storage providers, we believe there will be additional opportunities for our aftermarket services business, which represented 7% of our gross margin during 2017, to provide parts and services to support the operation of this equipment.

•
Simplify our capital structure. On January 1, 2018, we entered into the Merger Agreement with the Partnership pursuant to which we will acquire the public common units of the Partnership that we do not already own. Should it be completed, this Proposed Merger will simplify our capital structure and is expected to result in a lower cost of equity capital over the long term. The Proposed Merger is subject to conditions and may not be consummated even if the required Archrock shareholder and the Partnership unitholder approvals are obtained. See Item 1A (“Risk Factors”).

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

•
Processing Applications — Compressors may also be used in combination with natural gas production and processing equipment to process natural gas into other marketable energy sources. In addition, compression services are used for compression applications in refineries and petrochemical plants.

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

We believe the U.S. natural gas compression services industry continues to have growth potential over time due to, among other things, increased natural gas production in the U.S. from unconventional sources and aging producing natural gas fields that will require more compression to continue producing the same volume of natural gas, and expected increased demand for natural gas in the U.S. for power generation, industrial uses and exports, including liquid natural gas exports and exports of natural gas via pipeline to Mexico.

Oil and Natural Gas Industry Cyclicality and Volatility

Changes in oil and natural gas exploration and production spending normally result in changes in demand for our products and services; however, we believe our contract operations business is typically less impacted by commodity prices than certain other oil and natural gas service providers because:

•	compression services are necessary for natural gas to be delivered from the wellhead to end users;

•
the need for compression services and equipment has grown over time due to the increased production of natural gas, the natural pressure decline of natural gas producing basins and the increased percentage of natural gas production from unconventional sources; and

•	our contract operations business is tied primarily to oil and natural gas production and consumption, which are generally less cyclical in nature than exploration activities.

Because we typically do not take title to the natural gas we compress and the natural gas we use as fuel for our compressors is supplied by our customers, our direct exposure to commodity price risk is further reduced.

Seasonal Fluctuations

Our results of operations have not historically reflected any material seasonal tendencies and we currently do not believe that seasonal fluctuations will have a material impact on us in the foreseeable future.

Market and Customers

We conduct our contract operations activities in substantially all major oil and natural gas producing areas throughout the U.S.

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

During the years ended December 31, 2017, 2016 and 2015, Williams Partners accounted for 13%, 13% and 12% of our revenue, respectively. No other customer accounted for more than 10% of our revenue during these years.

Sales and Marketing

Our marketing and client service functions are coordinated and performed by our sales and field service personnel. Salespeople and field service personnel regularly visit our customers to ensure customer satisfaction, determine customer needs as to services currently being provided and ascertain potential future compression services requirements. This ongoing communication allows us to quickly respond to customer requests.

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

Term and Termination. Our customers typically contract for our contract operations services on a site-by-site basis. Following the initial minimum term for our contract operations services, which ranges from 12 to 60 months, contract operations services generally continue until terminated by either party with 30 days’ advance notice.

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

Service Standards and Specifications. We provide contract operations services according to the particular specifications of each job, as set forth in the applicable contract. These are typically turn-key service contracts under which we supply all services and support and use our own compression equipment to provide the contract operations services as necessary for a particular application. In certain circumstances, if the availability of our services does not meet certain percentages specified in our contracts, our customers are generally entitled, upon request, to specified credits against our service fees.

Title and Risk of Loss. We own and retain title to or have an exclusive possessory interest in all compression equipment used to provide contract operations services and we generally bear risk of loss for such equipment to the extent the loss is not caused by gas conditions, our customers’ acts or omissions or the failure or collapse of the customer’s over-water job site upon which we provide the contract operations services.

Insurance. Typically, both we and our customers are required to carry general liability, workers’ compensation, employer’s liability, automobile and excess liability insurance. We insure our property and operations and are substantially self-insured for workers’ compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks.

Suppliers

Prior to the Spin-off, we fabricated compression and production and processing equipment to provide contract operations services and to sell to third parties from components and subassemblies, most of which we acquired from a wide range of vendors. In connection with the Spin-off, we entered into a supply agreement with Exterran Corporation under which we were required to purchase our requirements of newly-fabricated compression equipment from Exterran Corporation and its affiliates, subject to certain exceptions. This supply agreement expired in November 2017 and we have since entered into new supply agreements with multiple suppliers, including Exterran Corporation, to meet our compression equipment needs.

Competition

The natural gas compression services business is highly competitive. Overall, we experience considerable competition from companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities and adopt more aggressive pricing policies. We believe we are competitive with respect to price, equipment availability, customer service, flexibility in meeting customer needs, technical expertise and quality and reliability of our compressors and related services.

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

Environmental and Other Regulations

Our operations are subject to stringent and complex U.S. federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment and to occupational safety and health. Compliance with these environmental laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory and remedial obligations and the issuance of injunctions delaying or prohibiting operations. We believe that our operations are in substantial compliance with applicable environmental and safety and health laws and regulations and that continued compliance with currently applicable requirements would not have a material adverse effect on us. However, the trend in environmental regulation has been to place more restrictions on activities that may affect the environment, and thus, any changes in these laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal, emission or remediation requirements could have a material adverse effect on our results of operations and financial position.

The primary U.S. federal environmental laws to which our operations are subject include the CAA and regulations thereunder, which regulate air emissions; the CWA and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; the RCRA and regulations thereunder, which regulate the management and disposal of hazardous and non-hazardous solid wastes; and the CERCLA and regulations thereunder, known more commonly as “Superfund,” which impose liability for the remediation of releases of hazardous substances in the environment. We are also subject to regulation under the OSHA and regulations thereunder, which regulate the protection of the safety and health of workers. Analogous state and local laws and regulations may also apply.

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

New Source Performance Standards

On June 3, 2016, the EPA issued final regulations amending the NSPS for the oil and natural gas source category and applying to sources of emissions of methane and VOC from certain processes, activities and equipment that is constructed, modified or reconstructed after September 18, 2015. Specifically, the regulation contains both methane and VOC standards for several emission sources not previously covered by the NSPS, such as fugitive emissions from compressor stations and pneumatic pumps and methane standards for certain emission sources that are already regulated for VOC, such as equipment leaks at natural gas processing plants. The amendments also establish methane standards for a subset of equipment that the current NSPS regulates, including reciprocating compressors and pneumatic controllers, and extend the current VOC standards to the remaining unregulated equipment. In June 2017, the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years and reevaluate the entirety of the 2016 standards, but the EPA has not yet published the final rule and, as a result, the June 2016 rule remains in effect but future implementation of the 2016 standards is uncertain at this time. It is anticipated that the EPA will attempt to make additional deregulatory changes to the NSPS going forward. At this time, we do not believe the rule will have a material adverse impact on our business, financial condition, results of operations or cash flows.

Venting and Flaring on Federal Lands

On November 18, 2016, the BLM published final rules to reduce venting and flaring on federal and tribal lands. The rules required leak detection inspections at compressor stations and imposed requirements to reduce emissions from pneumatic controllers and pumps, among other things. On December 8, 2017, the BLM, to avoid imposing compliance costs on operators for requirements that may be rescinded or significantly revised in the near future, issued a temporary suspension or delay of certain requirements of those rules to give themselves sufficient time to review and consider revising or rescinding its requirements. Both the requirements in the rule that had yet to be implemented and certain requirements of the rule that were in effect at the time were postponed and suspended until January 17, 2019. The rule could have required us to incur material costs to comply. It is unclear at this time whether any additional changes to the rule will change the cost to us.

National Ambient Air Quality Standards

On October 1, 2015, the EPA issued a new NAAQS ozone standard of 70 ppb, which is a reduction from the 75 ppb standard set in 2008. This new standard became effective on December 28, 2015. During 2017, the states began submitting updated lists of likely attainment/non-attainment regions under the revised ozone standard utilizing air quality data collected between 2014 and 2016. In November 2017, the EPA proposed its attainment/non-attainment designations based on the states’ submissions, but notified the states in December 2017 that it will postpone finalizing those designations until the Spring of 2018 pending any additional public comment period and any air quality data from 2017 the states may wish to submit. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant.

Texas Commission on Environmental Quality

In January 2011, the TCEQ finalized revisions to certain air permit programs that significantly increase air emissions-related requirements for new and certain existing oil and gas production and gathering sites in the Barnett Shale production area. The final rule established new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, and the lower emissions standards will become applicable between 2020 and 2030 depending on the type of engine and the permitting requirements. A number of other states where our engines are operated have adopted or are considering adopting additional regulations that could impose new air permitting or pollution control requirements for engines, some of which could entail material costs to comply. At this time, however, we cannot predict whether any such rules would require us to incur material costs.

Source Aggregation

On June 3, 2016, the EPA issued final rules under the CAA regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, such as compressor stations, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require the installation of costly pollution control equipment. At this time, however, we cannot predict whether any such rules would require us to incur material costs.

General

These new regulations and proposals, when finalized, and any other new regulations requiring the installation of more sophisticated pollution control equipment or the adoption of other environmental protection measures, could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Climate Change Legislation and Regulatory Initiatives

The U.S. Congress has previously considered legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane. It presently appears unlikely that comprehensive federal climate legislation will become law in the near future, although energy legislation and other initiatives continue to be proposed that may be relevant to greenhouse gas emissions issues. Almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Independent of Congress, the EPA has promulgated regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These reporting obligations were triggered for some sites we operated in 2017.

In addition, the EPA rules provide air permitting requirements for certain large sources of greenhouse gas emissions. The requirement for large sources of greenhouse gas emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward, but is not expected to cause us to incur material costs.

At the international level, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in the Paris Agreement that requires member countries to review and ‘‘represent a progression’’ in their intended nationally determined contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. The Paris Agreement entered into force in November 2016. Although this agreement does not create any binding obligations for nations to limit their greenhouse gas emissions, it does include pledges from the participating nations to voluntarily limit or reduce future emissions. In June 2017, President Trump stated that the United States intends to withdraw from the Paris Agreement, but may enter into a future international agreement related to greenhouse gases on different terms. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process is uncertain and the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time.

Although it is not currently possible to predict how any proposed or future greenhouse gas legislation or regulation promulgated by Congress, the states or multi-state regions will impact our business, any regulation of greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Water Discharges

The CWA and analogous state laws and their implementing regulations impose restrictions and strict controls with respect to the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In addition, the CWA regulates storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification. Several of our facilities have applied for and obtained industrial wastewater discharge permits as well as sought coverage under local wastewater ordinances. U.S. federal laws also require development and implementation of spill prevention, controls, and countermeasure plans, including appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak at such facilities.

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

Employees

As of December 31, 2017, we had approximately 1,700 employees. We believe that our relations with our employees are good.

Available Information

Our website address is www.archrock.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the SEC. Information on our website is not incorporated by reference in this 2017 Form 10-K or any of our other securities filings. Paper copies of our filings are also available, without charge, from Archrock, Inc., 9807 Katy Freeway, Suite 100, Houston, Texas 77024, Attention: Investor Relations. Alternatively, the public may read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549.

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

Item 1A. Risk Factors

As described in Part I (“Disclosure Regarding Forward-Looking Statements”), this 2017 Form 10-K contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occurs, our business, financial condition, results of operations and cash flows could be negatively impacted.

The Proposed Merger is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Proposed Merger, or significant delays in completing the Proposed Merger, could negatively affect each party’s future business and financial results and the trading prices of our common stock and the Partnership’s common units.

The completion of the Proposed Merger is subject to a number of conditions. The completion of the Proposed Merger is not assured and is subject to risks, including the risk that Archrock stockholder approval or the Partnership’s common unitholder approval is not obtained. Further, the Proposed Merger may not be completed even if the Archrock stockholder approval and the Partnership common unitholder approval are obtained. The Merger Agreement contains conditions, some of which are beyond the parties’ control, that, if not satisfied or waived, may prevent, delay or otherwise result in the Proposed Merger not occurring.

If the Proposed Merger is not completed, or if there are significant delays in completing the Proposed Merger, Archrock’s and the Partnership’s future business and financial results and the trading prices of our common stock and the Partnership’s common units could be negatively affected, and each of the parties will be subject to several risks, including the following:

•	the parties may be liable for fees or expenses to one another under the terms and conditions of the Merger Agreement;

•
there may be negative reactions from the financial markets due to the fact that current prices of our common stock and the Partnership’s common units may reflect a market assumption that the Proposed Merger will be completed; and

•
the attention of management will have been diverted to the Proposed Merger rather than their own operations and pursuit of other opportunities that could have been beneficial to their respective businesses.

Because the exchange ratio is fixed and because the market price of our common stock will fluctuate prior to the completion of the Proposed Merger, the Partnership’s common unitholders cannot be sure of the market value of the Archrock common stock they will receive as merger consideration relative to the value of the Partnership’s common units they exchange.

The market value of the consideration that the Partnership’s common unitholders will receive in the Proposed Merger will depend on the trading price of our common stock at the closing of the Proposed Merger. The exchange ratio that determines the number of shares of our common stock that the Partnership’s common unitholders will receive in the Proposed Merger is fixed at 1.40 shares of our common stock for each of the Partnership’s common unit. This means that there is no mechanism contained in the Merger Agreement that would adjust the number of shares of our common stock that the Partnership’s common unitholders will receive based on any decreases or increases in the trading price of our common stock. Stock or unit price changes may result from a variety of factors (many of which are beyond our and the Partnership’s control), including:

•	changes in our or the Partnership’s business, operations and prospects;

•	changes in market assessments of our or the Partnership’s business, operations and prospects;

•	changes in market assessments of the likelihood that the Proposed Merger will be completed;

•	interest rates, commodity prices, general market, industry and economic conditions and other factors generally affecting the price of our common stock or the Partnership’s common units; and

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and the Partnership operate.

If the price of our common stock at the closing of the Proposed Merger is less than the price of our common stock on the date that the Merger Agreement was signed, then the market value of the merger consideration will be less than contemplated at the time the Merger Agreement was signed.

The date the Partnership’s common unitholders will receive the merger consideration depends on the completion date of the Proposed Merger, which is uncertain.

Completing the Proposed Merger is subject to several conditions, not all of which are controllable by us or the Partnership. Accordingly, even if the Proposed Merger is approved by the Partnership’s common unitholders, the date on which common unitholders will receive merger consideration depends on the completion date of the Proposed Merger, which is uncertain and subject to several other closing conditions.

We and the Partnership may incur substantial transaction-related costs in connection with the Proposed Merger.

We and the Partnership expect to incur substantial expenses in connection with completing the Proposed Merger, including fees paid to legal, financial and accounting advisors, filing fees, proxy solicitation costs and printing costs. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.

Each of we and the Partnership is subject to provisions that limit the ability to pursue alternatives to the Proposed Merger and could discourage a potential competing acquirer from making a favorable alternative transaction proposal.

Under the Merger Agreement, we are restricted from pursuing alternative proposals. Under certain “no solicitation” covenants, we have agreed that we will not, and will cause our subsidiaries and use reasonable best efforts to cause our representatives not to, directly or indirectly, except as permitted by the Merger Agreement:

•	solicit, initiate, knowingly facilitate or knowingly encourage the submission of an alternative proposal (including any acquisition structured as a merger, consolidation or share exchange);

•
participate in any discussions or negotiations regarding, or furnish any information with respect to, any proposal or offer from any person relating to, or that could reasonably be expected to lead to, an alternative proposal;

•	knowingly assist, participate in or facilitate in any other manner any effort or attempt by any person to do or seek any of the foregoing;

•	enter into any acquisition agreement with respect to any alternative proposal (other than a confidentiality agreement containing customary provisions); or

•	make an Archrock adverse recommendation change.

We have agreed that we will, and will cause our subsidiaries and use reasonable best efforts to cause our representatives to, cease and cause to be terminated any discussions or negotiations with any persons conducted prior to the execution of the Merger Agreement with respect to an alternative proposal and immediately prohibit any access by any person to confidential information relating to a possible alternative proposal.

In addition, each of we and the Partnership has agreed not to make an adverse recommendation change, except as provided in the Merger Agreement. Under the Merger Agreement, in the event of a potential Partnership adverse recommendation change or a potential Archrock adverse recommendation change, each party must provide the other party with three days’ notice to allow the other party to propose an adjustment to the terms and conditions of the Merger Agreement.

These provisions could discourage a third party that may have an interest in acquiring all or a significant part of us or the Partnership from considering or proposing that acquisition.

We are subject to provisions under the Merger Agreement that, in specified circumstances, could require us to pay a fee to the Partnership of $10 million. In addition, each of we and the Partnership may, under certain specified circumstances, be responsible for the other party’s expenses in an amount up to $2 million.

If the Merger Agreement is terminated (i) by the Partnership due to a material uncured breach by us of any of our covenants, representations or warranties, (ii) by us to enter into a definitive agreement relating to a superior proposal or (iii) by the Partnership or us due to the failure to obtain the required Archrock stockholder approval and an alternative proposal has been made publicly prior to the Archrock stockholder meeting and within twelve months of termination we have entered into a definitive agreement with respect to, or consummated, an alternative proposal, we will be required to pay a fee to the Partnership in the amount of $10 million. Alternatively, if the Merger Agreement is terminated under specified circumstances, either we or the Partnership may be required to make a payment of up to $2 million in respect of the other party’s expenses. If such termination fee or expenses are payable, the payment of such termination fee or expenses could have material and adverse consequences to the financial condition and operations of the party responsible for such payment.

Certain executive officers and directors of Archrock GP LLC and Archrock have interests in the Proposed Merger that are different from, or in addition to, the interests they may have as the Partnership’s common unitholders or our stockholders, respectively, which could have influenced their decision to support or approve the Proposed Merger.

Certain executive officers and directors of Archrock GP LLC own equity interests in us, receive fees and other compensation from us and will have rights to ongoing indemnification and insurance coverage by the surviving company that give them interests in the Proposed Merger that may be different from, or be in addition to, interests of an unaffiliated unitholder of the Partnership.

Additionally, certain of our executive officers and directors beneficially own Partnership common units and will receive the applicable merger consideration upon completion of the Proposed Merger, receive fees and other compensation from us and are entitled to indemnification arrangements with us that give them interests in the Proposed Merger that may be different from, or be in addition to, interests a holder of our common stock may have as an Archrock stockholder.

Financial projections by us and the Partnership may not prove to be reflective of actual future results.

In connection with the Proposed Merger, we and the Partnership prepared and considered, among other things, internal financial forecasts for Archrock and the Partnership, respectively. These forecasts speak only as of the date made and will not be updated. These financial projections were not provided with a view to public disclosure, are subject to significant economic, competitive, industry and other uncertainties and may not be achieved in full, at all or within projected time frames. In addition, the failure of businesses to achieve projected results could have a material adverse effect on our share price, financial position and ability to maintain or increase our dividends following the Proposed Merger.

We and the Partnership may be unable to obtain the regulatory clearances required to complete the Proposed Merger or, in order to do so, we and the Partnership may be required to comply with material restrictions or satisfy material conditions.

The Proposed Merger is subject to review by the Antitrust Division and the Federal Trade Commission under the HSR Act. On February 9, 2018, the Antitrust Division and the Federal Trade Commission granted early termination of the waiting period under the HSR Act. The closing of the Proposed Merger is subject to the condition precedent that there is no law, injunction, judgment or ruling by a governmental authority in effect enjoining, restraining, preventing or prohibiting the consummation of the transactions contemplated by the Merger Agreement or making the consummation of the transactions contemplated by the Merger Agreement illegal.

Additionally, state attorneys general could seek to block or challenge the Proposed Merger as they deem necessary or desirable in the public interest at any time, including after completion of the transaction. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the Proposed Merger, before or after it is completed. We may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.

Shares of our common stock to be received by the Partnership’s common unitholders as a result of the Proposed Merger have different rights from the Partnership’s common units.

Following completion of the Proposed Merger, the Partnership’s common unitholders will no longer hold the Partnership’s common units, but will instead be Archrock’s stockholders. There are important differences between the rights of the Partnership’s common unitholders and the rights of Archrock’s stockholders. Ownership interests in a limited partnership are fundamentally different from ownership interests in a corporation. The Partnership’s common unitholders will own our common stock following the completion of the Proposed Merger, and their rights associated with the common stock will be governed by Archrock’s organizational documents and the Delaware General Corporation Law, which differ in a number of respects from the Partnership’s partnership agreement and the Limited Partnership Act of the State of Delaware.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which significantly reforms the Code. The TCJA, among other things, contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate from 35% to 21%, a partial limitation on the deductibility of business interest expense, limitation of the deduction for certain net operating losses to 80% of current year taxable income, an indefinite net operating loss carryforward, immediate deductions for certain new investments instead of deductions for depreciation expense over time, the cessation of like-kind exchange treatment for exchanges of tangible personal property and the modification or repeal of many business deductions and credits. We continue to examine the impact of this tax reform legislation, and as its overall impact is uncertain, we note that the TCJA could adversely affect our business and financial condition. The impact of this tax reform legislation on holders of our common stock is also uncertain and could be adverse.

Tax legislation and administrative initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

We operate in locations throughout the U.S. and, as a result, we are subject to the tax laws and regulations of U.S. federal, state and local governments. From time to time, various legislative or administrative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our tax provision or tax payments will not be adversely affected by these initiatives. In addition, U.S. federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

Our ability to use NOLs to offset future income may be limited.

Our ability to use any NOLs generated by us could be substantially limited if we were to experience an “ownership change” as defined under Section 382 of the Code. In general, an “ownership change” would occur if our “5-percent stockholders,” as defined under Section 382 of the Code, including certain groups of persons treated as “5-percent stockholders,” collectively increased their ownership in us by more than 50 percentage points over a rolling three-year period. An ownership change can occur as a result of a public offering of our common stock, as well as through secondary market purchases of our common stock and certain types of reorganization transactions. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change NOLs (and certain other losses and/or credits) equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurs. Such a limitation could result from future transactions and could, for any given year, have the effect of increasing the amount of our U.S. federal income tax liability, which would negatively impact the amount of after-tax cash available for distribution to our stockholders and our financial condition.

The restatement of our financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 expose us to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor and counterparty confidence and negative impacts on our stock price.

We restated our consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 (including the unaudited quarterly periods within 2015 and 2014) to correct for the accounting errors discussed in our 2015 Form 10-K/A, which we filed with the SEC on February 9, 2017. As a result of the restatement and the circumstances giving rise to the restatement, we have been incurring a number of additional costs and risks, including costs in connection with or related to the restatement, such as accounting and legal fees as well as sharing a portion of costs incurred by Exterran Corporation with respect to such matters. The SEC has been conducting an investigation in connection with the accounting errors and circumstances that gave rise to the restatement. We and Exterran Corporation are cooperating with the SEC in the investigation including, among other things, responding to subpoenas for documents and testimony related to the restatement of prior period consolidated and combined financial statements and related disclosures and compliance with the FCPA, which are also being provided to the DOJ. Potential proceedings arising out of the SEC’s investigation could result in severe civil and criminal penalties or other sanctions. Any such proceedings will, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, insurance and other costs. We could be subject to additional regulatory, stockholder or other actions in connection with the restatement and related matters. In addition, the restatement and related matters could impair our reputation and could cause our counterparties to lose confidence in us. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price.

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

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012. Under the revised Heavy Equipment Statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem taxes under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. A large number of appraisal review boards denied our position, although some accepted it, and we filed petitions for review in the appropriate district courts with respect to the 2012 through 2017 tax years. See Part I, Item 3 (“Legal Proceedings”) and Note 20 (“Commitments and Contingencies”) to our Financial Statements for additional information regarding legal proceedings to which we are a party, including ongoing litigation regarding our qualification as a Heavy Equipment Dealer, the qualification of our natural gas compressors as Heavy Equipment and the resulting appraisal of our natural gas compressors for ad valorem tax purposes, as well as the location where our natural gas compressors are taxable, under revised Texas statutes.

As a result of the new methodology, our ad valorem tax expense (which is reflected in our consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization)) includes a benefit of $17.5 million during the year ended December 31, 2017. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $78.2 million as of December 31, 2017, of which $15.9 million has been agreed to by a number of appraisal review boards and county appraisal districts and $62.3 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with some of the appraisal districts to stay or abate certain of these pending district court cases. If we are unsuccessful in our litigation, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. In addition, while we do not expect the ultimate determination of the issue of where the natural gas compressors are taxable under the Heavy Equipment Statutes would have an impact on the amount of taxes due, we could be subject to substantial penalties if we are unsuccessful on this issue. Also, if we are unsuccessful in our litigation, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded, which would impact our future results of operations, financial condition and cash flows, including our ability to pay dividends in the future.

While we paid quarterly dividends of $0.12 per share of common stock with respect to each quarter of 2017, there can be no assurance that we will pay dividends in the future.

We paid quarterly cash dividends of $0.12 per share of common stock with respect to each quarter of 2017. We cannot provide assurance that we will, at any time in the future, again generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend or that our Board of Directors would determine to use any such surplus or our net profits to pay a dividend.

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

•
Exterran Corporation’s ability to recover in full, and our ability to receive contributions from Exterran Corporation corresponding to, the remaining proceeds to be paid to Exterran Corporation from PDVSA Gas; and

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

To generate the funds necessary to meet our obligations, fund our business and pay dividends, we depend heavily on the cash distributions from the Partnership to us attributable to our ownership interest in the Partnership. Our ownership interest in the Partnership, including our limited partner interest, general partner interest and incentive distribution rights, is a significant cash-generating asset for us. As a result, our cash flow is heavily dependent upon the ability of the Partnership to make distributions to its partners. Applicable law and contractual restrictions (including restrictions in the Partnership’s debt instruments and partnership agreement) may negatively impact our ability to obtain such distributions from our subsidiaries, including the rights of the creditors of the Partnership that would often be superior to our interests in the Partnership. A decline in the Partnership’s business or revenues or increases in its expenses, principal and interest payments under existing and future debt instruments, working capital requirements or other cash needs could impair the Partnership’s ability to make cash distributions to unitholders, including us, at the Partnership’s current distribution rate. A reduction in the amount of cash distributions we receive from the Partnership would reduce the amount of cash available to us for payment of dividends, which could limit our ability to pay cash dividends at our current rate or at all, and would also reduce the amount of cash available to us for the payment of our debt and for the funding of our business requirements, which could have a material adverse effect on our business, financial condition and results of operations.

Exterran Corporation is due to receive installment payments from the purchaser of its previously nationalized Venezuelan assets, the nonpayment of which would render Exterran Corporation unable to contribute amounts corresponding to those funds to us, which would negatively impact our liquidity and financial condition.

In March 2012 and August 2012, Exterran Corporation sold its previously nationalized Venezuelan joint venture assets and Venezuelan subsidiary assets, respectively, to PDVSA Gas, a subsidiary of PDVSA, for aggregate consideration of approximately $550 million. Exterran Corporation or its subsidiary was due to receive the remaining principal amount as of December 31, 2017 of $20.9 million. As these remaining proceeds are received, Exterran Corporation intends to contribute to us an amount equal to such proceeds pursuant to the terms of the separation and distribution agreement.

PDVSA’s payments to many of its suppliers and partners are currently significantly in arrears, and PDVSA’s payments to Exterran Corporation have been in arrears from time to time in the past. The ongoing social, political, economic and legal climate has given rise to significant uncertainties about the country’s economic and political stability. Since the presidential election in the first half of 2013, the Venezuelan government has increasingly used foreign-exchange, price and capital controls to attempt to address the country’s economic challenges. If current political unrest were to develop into a prolonged period of governmental or economic instability, or if PDVSA becomes increasingly unable to pay its suppliers and partners due to the detrimental effect of recent commodity price declines on Venezuela’s economy or for other reasons, Exterran Corporation’s ability to recover in full, and our ability to receive additional contributions corresponding to, the remaining proceeds to be paid from PDVSA Gas to Exterran Corporation could be adversely impacted. As of February 2018, PDVSA was in arrears on its payment obligations due to Exterran Corporation. If Exterran Corporation or its subsidiary does not receive that payment or any other remaining proceeds and we do not receive additional contributions from Exterran Corporation corresponding to the amount of such proceeds, our liquidity and financial condition would be negatively impacted.

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

At December 31, 2017 we had approximately $1.4 billion in outstanding debt obligations, net of unamortized debt discounts and unamortized deferred financing costs. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in “Disclosure Regarding Forward-Looking Statements” included in Part I of this 2017 Form 10-K.

Our substantial debt and associated commitments could have important adverse consequences. For example, these commitments could:

•make it more difficult for us to satisfy our contractual obligations;

•increase our vulnerability to general adverse economic and industry conditions;

•limit our ability to fund future working capital, capital expenditures, acquisitions or other corporate requirements;

•
increase our vulnerability to interest rate fluctuations because the interest payments on a portion of our debt are based upon variable interest rates and a portion can adjust based upon our credit statistics;

•limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•place us at a disadvantage compared to our competitors that have less debt or less restrictive covenants in such debt; and

•limit our ability to refinance our debt in the future or borrow additional funds.

Covenants in the Credit Facility and Partnership Debt Agreements may impair our and the Partnership’s ability to operate our respective businesses.

Our Credit Facility and the Partnership Debt Agreements contain various covenants with which we or certain of our subsidiaries or the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings, limitations on the incurrence of indebtedness, investments, acquisitions, making loans, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Facility and the Partnership Debt Agreements also contain various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. In addition, if as of any date our cash and cash equivalents (other than proceeds from a debt or equity issuance in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Credit Facility) in excess of $35.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Credit Facility. If as of any date the Partnership has cash and cash equivalents (other than proceeds from a debt or equity issuance in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Partnership Credit Facility) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Partnership Credit Facility.

The Credit Facility and the Partnership Credit Facility are also subject to financial covenants, including the following ratios, as defined in their respective agreements:

Credit Facility
EBITDA to Interest Expense	2.25 to 1.0
Total Debt to EBITDA (1)	4.25 to 1.0

Partnership Credit Facility
EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.5 to 1.0
Total Debt to EBITDA
Through fiscal year 2017	5.95 to 1.0
Through fiscal year 2018	5.75 to 1.0
Through second quarter of 2019	5.50 to 1.0
Thereafter (2)	5.25 to 1.0
——————

(1)
Subject to a temporary increase to 4.75 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the quarter in which the acquisition closes.

(2)
Subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the quarter in which the acquisition closes.

If we or the Partnership were to anticipate non-compliance with these financial ratios, we or the Partnership may take actions to maintain compliance with them. These actions include reductions in our general and administrative expenses, capital expenditures or the payment of cash dividends. Actions the Partnership may take include reductions in its general and administrative expenses, capital expenditures or the payment of cash distributions. Any of these measures, including a reduction in the amount of cash distributions we receive from the Partnership, may reduce the amount of cash available for payment of our debt, payment of dividends and the funding of our business requirements, which could have an adverse effect on our business, operations, cash flows or the price of our common stock.

The breach of any of the covenants under our Credit Facility, including our financial covenants, could result in a default under our Credit Facility, which could cause our indebtedness under the Credit Facility to become due and payable. If the repayment obligations on the Credit Facility were to be accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms and our financial position would be materially adversely affected. In addition, a material adverse effect on our assets, liabilities, financial condition, business or operations, that, taken as a whole, impacts our ability to perform the obligations under our Credit Facility could lead to a default under those agreements.

The breach of any of the covenants under the Partnership Debt Agreements, including the Partnership’s financial covenants, could result in a default under the Partnership Debt Agreements, which could cause indebtedness under the Partnership Debt Agreements to become due and payable. If the repayment obligations under the Partnership Debt Agreements were to be accelerated, the Partnership may not be able to repay the debt or refinance the debt on acceptable terms and the Partnership’s financial position would be materially adversely affected. A material adverse effect on the Partnership’s assets, liabilities, financial condition, business or operations, that, taken as a whole, impacts the Partnership’s ability to perform the obligations under the Partnership Debt Agreements could lead to a default under those agreements. Further, a default under one or more of the Partnership Debt Agreements would trigger cross-default provisions under the other Partnership Debt Agreements, which would accelerate the Partnership’s obligation to repay the indebtedness under those agreements.

As of December 31, 2017, we were in compliance with all covenants under the Credit Facility. As of December 31, 2017, the Partnership was in compliance with all covenants under the Partnership Debt Agreements.

We may be unable to access the capital and credit markets or borrow on affordable terms to obtain additional capital that we may require.

Historically, we have financed acquisitions, operating expenditures and capital expenditures with a combination of cash provided by operating and financing activities. However, to the extent we are unable to finance our operating expenditures, capital expenditures, scheduled interest and debt repayments and any future dividends with net cash provided by operating activities and borrowings under our Credit Facility and the Partnership Credit Facility, we may require additional capital. Periods of instability in the capital and credit markets (both generally and in the oil and gas industry in particular) could limit our ability to access these markets to raise debt or equity capital on affordable terms or to obtain additional financing. Among other things, our lenders may seek to increase interest rates, enact tighter lending standards, refuse to refinance existing debt at maturity at favorable terms or at all and may reduce or cease to provide funding to us. If we are unable to access the capital and credit markets on favorable terms, or if we are not successful in raising capital within the time period required or at all, we may not be able to grow or maintain our business, which could have a material adverse effect on our business, results of operations and financial condition.

We could be adversely affected by violations of the FCPA, similar worldwide anti-corruption laws and trade control laws.

The FCPA and similar laws and regulations of other countries prohibit improper payments to foreign officials for the purpose of obtaining or retaining business or gaining any business advantage. Prior to the Spin-off, we operated in many parts of the world that experience high levels of corruption and our business would bring us in frequent contact with foreign officials. Our compliance policies and programs mandate compliance with all applicable anti-corruption laws but may not be completely effective in ensuring our compliance. Our training and compliance program and our internal control policies and procedures may not always protect us from violations committed by our employees or agents. Actual or alleged violations of these laws could disrupt our business and cause us to incur significant legal expenses, and could result in a material adverse effect on our reputation, business, results of operations, financial condition and stock price. As noted in the risk factor “The restatement of our financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 expose us to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor and counterparty confidence and negative impacts on our stock price” above, the SEC investigation in connection with the accounting errors and circumstances that gave rise to the restatement also includes an investigation of FCPA matters, and we and Exterran Corporation have been cooperating in the investigation. A violation of the FCPA or other anti-corruption law violations due to our own acts or omissions or due to the acts or omissions of others could result in severe civil and criminal penalties or other sanctions, which could materially harm our reputation, business, results of operations, financial condition and stock price.

Our ability to manage and grow our business effectively may be adversely affected if we lose management or operational personnel.

We believe that our ability to hire, train and retain qualified personnel will continue to be challenging and important. The supply of experienced operational and field personnel, in particular, decreases as other energy companies’ needs for the same personnel increase. Our ability to grow and to continue our current level of service to our customers will be adversely impacted if we are unable to successfully hire, train and retain these important personnel.

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and production activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. Additionally, some of our midstream customers may provide their gathering, transportation and related services to a limited number of companies in the oil and gas production business. A reduction in borrowing bases under reserve-based credit facilities, the lack of availability of debt or equity financing or other factors that negatively impact our customers’ financial condition could result in a reduction in our customers’ spending for our products and services, which may result in their cancellation of contracts, the cancellation or delay of scheduled maintenance of their existing natural gas compression equipment, their determination not to enter into new natural gas compression service contracts or their determination to cancel or delay orders for our services. Furthermore, the loss by our midstream customers of their key customers could reduce demand for their services and result in a deterioration of their financial condition, which would in turn decrease their demand for our services. Any such action by our customers would reduce demand for our services. Reduced demand for our services could adversely affect our business, financial condition, results of operations and cash flows. In addition, in the event of the financial failure of a customer, we could experience a loss on all or a portion of our outstanding accounts receivable associated with that customer.

The loss of our business with Williams Partners or the inability or failure of Williams Partners to meet its payment obligations may adversely affect our and the Partnership’s financial results, which could limit the amount of cash the Partnership has available for distribution to its equity holders, including us.

During the years ended December 31, 2017, 2016 and 2015, Williams Partners accounted for 13%, 13% and 12%, of our revenue, respectively. No other customer accounted for more than 10% of our revenue during these years.

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

The loss of any of our most significant customers would result in a decline in our revenue and cash available to pay distributions to our common unitholders.

Our five most significant customers collectively accounted for approximately 29% and 31% of our revenue for each of the years ended December 31, 2017 and 2016, respectively. Our services are provided to these customers pursuant to contract compression services agreements, which typically have an initial term of twelve-months and continue thereafter until terminated by either party with 30 days’ advance notice. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

The completed Spin-off of our international contract operations, international aftermarket services and global fabrication businesses could result in substantial tax liability to us and our stockholders.

Historically, companies seeking to perform a tax-free spin-off transaction have been able to seek broad private letter rulings from the IRS that the proposed spin-off transaction would qualify for tax-free treatment, with the exception of certain issues on which the IRS would not rule. However, in 2013 the IRS announced that it would no longer provide such broad advance rulings but would instead rule only on certain “significant issues.” We did not request a ruling from the IRS regarding the Spin-off. Prior to completing the Spin-off, we did receive an opinion of counsel that the Spin-off should qualify as reorganization under Sections 355 and 368(a)(1)(D) of the Code, and, as a result, neither we nor our stockholders should recognize any gain or loss for U.S. federal income tax purposes as a result of the Spin-off. However, this opinion is not binding on the IRS or any court. Accordingly, the IRS or the courts may reach conclusions with respect to the Spin-off that are different from the conclusions reached in the opinion of counsel. If the Spin-off and certain related transactions were determined to be taxable to us, we would be subject to a substantial tax liability, which could have a material adverse effect on our business, results of operations and financial condition. In addition, if the Spin-off were taxable to our stockholders, each holder of our common stock who received shares of Exterran Corporation would generally be treated as having received a taxable distribution of property in an amount equal to the fair market value of the shares received.

We may face challenges as a result of being a smaller, less diversified business than we were prior to the Spin-off.

In connection with the Spin-off, our international contract operations, international aftermarket services and fabrication operations and certain of our logistical capabilities and operational efficiencies were contributed to Exterran Corporation, and certain of our key personnel became employees of Exterran Corporation. Because our business after the Spin-off represents a subset of our business immediately prior to the Spin-off, we have access to a smaller pool of assets, fewer personnel, less geographic diversity and less operational diversity, among other challenges, than we did prior to the Spin-off. As a result, we are a smaller and less diversified company with more limited financial resources and operational capabilities, and we may be unable to attract or retain customers that prefer to contract with more diversified companies that are able to operate on a larger scale than us. In addition, as a smaller and less diversified business, we may be more adversely impacted by changes in our business than we would have been prior to the Spin-off. For example, the impact of certain events on our business prior to the Spin-off may not have been material to our operations at such time, but similar events may have a material impact on our business following the Spin-off. We may also be less capable of providing the Partnership with certain financial and operational support that we were capable of providing to the Partnership prior to the Spin-off. In addition, because we are a smaller and less diversified business following the Spin-off, certain legal proceedings may have greater impact on our business following the Spin-off than they did before the Spin-off. Each of these events could negatively impact our business and cause our financial condition and results of operations to suffer.

We are subject to continuing contingent tax liabilities following the Spin-off.

In connection with the Spin-off, we entered into a tax matters agreement with Exterran Corporation that allocates the responsibility for prior period taxes of the Exterran Holdings consolidated U.S. federal and state tax reporting group between us and Exterran Corporation. If Exterran Corporation is unable to pay any prior period taxes related to these consolidated U.S. federal and state tax filings for which it is responsible, we would be required to pay the entire amount of such taxes.

We might not be able to engage in desirable strategic transactions and equity issuances because of certain restrictions relating to requirements for tax-free distributions.

Our ability to engage in significant equity transactions could be limited or restricted in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the Spin-off. Even if the Spin-off otherwise qualifies for tax-free treatment under Section 355 of the Code, it may result in corporate-level taxable gain to us under Section 355(e) of the Code if there is a 50% or greater change in ownership, by vote or value, of shares of our stock, Exterran Corporation’s stock or the stock of a successor either occurring as part of a plan or series of related transactions that includes the Spin-off. Any acquisitions or issuances of our stock or Exterran Corporation’s stock within two years after the Spin-off are generally presumed to be part of such a plan, although we or Exterran Corporation may be able to rebut that presumption.

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

The Spin-off is subject to review under various state and federal fraudulent conveyance laws. Under these laws, if a court in a lawsuit by an unpaid creditor or an entity vested with the power of such creditor (including without limitation a trustee or debtor-in-possession in a bankruptcy by us or any of our respective subsidiaries) were to determine that we or any of our subsidiaries did not receive fair consideration or reasonably equivalent value for distributing our common stock or taking other action as part of the Spin-off, or that we or any of our subsidiaries did not receive fair consideration or reasonably equivalent value for incurring indebtedness, including the borrowings incurred by us under the Credit Facility in connection with the Spin-off, transferring assets or taking other action as part of the Spin-off and, at the time of such action, we, Exterran Corporation or any of our respective subsidiaries (i) was insolvent or would be rendered insolvent, (ii) lacked reasonably sufficient capital to carry on its business and all business in which it intended to engage or (iii) intended to incur, or believed it would incur, debts beyond its ability to repay such debts as they would mature, then such court could void the Spin-off as a constructive fraudulent transfer. If such court made this determination, the court could impose a number of different remedies, including without limitation, voiding our liens and claims against Exterran Corporation or providing Exterran Corporation with a claim for money damages against us in an amount equal to the difference between the consideration received by Exterran Corporation and the fair market value of our company at the time of the Spin-off.

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

Many of our contract operations services contracts have short initial terms and are cancelable on short notice after the initial term, and we cannot be sure that such contracts will be extended or renewed after the end of the initial contractual term. Any such nonrenewals, or renewals at reduced rates or the loss of contracts with any significant customer could adversely impact our results of operations.

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

We depend on particular suppliers and are vulnerable to product shortages and price increases. With respect to our suppliers of newly-fabricated compression equipment specifically, we occasionally experience long lead times, and therefore may at times make purchases in anticipation of future business. If we are unable to purchase compression equipment (or other integral equipment, materials and services) from third party suppliers, we may be unable to retain existing customers or compete for new customers, which could have a material adverse effect on our business, results of operations and financial condition.

Some equipment, materials and services used in our business are obtained from a single source or a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases, inferior quality and a potential inability to obtain an adequate supply of such equipment, materials and services in a timely manner. Additionally, we occasionally experience long lead times from our suppliers of newly-fabricated compression equipment and may at times make purchases in anticipation of future business. We do not have long-term contracts with some of these suppliers, and the partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships. Further, a significant increase in the price of such equipment, materials and services could have a negative impact on our results of operations.

If we are unable to purchase compression equipment in particular on a timely basis to meet the demands of our customers, our existing customers may terminate their contractual relationships with us, or we may not be able to compete for business from new or existing customers, which, in each case, could have a material adverse effect on our business, results of operations and financial condition.

The tax treatment of publicly-traded partnerships or our investment in the Partnership units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The anticipated after-tax economic benefit of our investment in the Partnership depends largely on it being treated as a partnership for U.S. federal income tax purposes. The present U.S. federal income tax treatment of publicly-traded partnerships, including the Partnership, or our investment in the Partnership may be modified by administrative, legislative or judicial changes or differing interpretations at any time.

From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly-traded partnerships. Although there is no current legislative proposal, and one was not included in the TCJA, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which the Partnership relies for its treatment as a partnership for U.S. federal income tax purposes. Despite the fact that the Partnership is organized as a limited partnership under Delaware law, it would be treated as a corporation for U.S. federal income tax purposes unless at least 90% of its gross income is ‘‘qualifying income’’ under Section 7704(d)(1)(E) of the Code.

The Partnership has requested and obtained favorable private letter rulings from the IRS with respect to the characterization of certain of its income as qualifying income. In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the “Final Regulations”) were published in the Federal Register. The Final Regulations were effective as of January 19, 2017 and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect the Partnership’s ability to be treated as a partnership for U.S. federal income tax purposes. However, any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for the Partnership to meet the exception for certain publicly-traded partnerships to be treated as a partnership for U.S. federal income tax purposes.

We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such legislative changes could cause the Partnership to be treated as a corporation for U.S. federal income tax purposes or otherwise subject it to taxation as an entity if its gross income is not properly classified as qualifying income. If the Partnership was treated as a corporation for U.S. federal income tax purposes, its cash available for distribution, including to us as holders of Partnership units, would be substantially reduced. Further, distributions to unitholders, including us, would generally be taxed as corporate distributions and no income, gains, losses or deductions would flow through to unitholders. Therefore, treatment of the Partnership as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, which would cause a substantial reduction in the value of our investment in the Partnership and in the amount of distributions that we receive from the Partnership, which would reduce the amount of cash available for payment of our debt, payment of dividends and the funding of our business requirements, and as a result would have a material adverse effect on our business, financial condition, results of operations and ability to pay cash dividends.

From time to time, we are subject to various claims, tax audits, litigation and other proceedings that could ultimately be resolved against us, requiring material future cash payments or charges, which could impair our financial condition or results of operations.

The size, nature and complexity of our business make us susceptible to various claims, tax audits, litigation and binding arbitration proceedings. We are currently, and may in the future become, subject to various claims, which, if not resolved within amounts we have accrued, could have a material adverse effect on our financial position, results of operations or cash flows, including our ability to make cash distributions to our unitholders. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Part I, Item 3 (“Legal Proceedings”) and also Note 20 (“Commitments and Contingencies”) to our Financial Statements for additional information regarding certain legal proceedings to which we are a party.

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

As of December 31, 2017, after taking into consideration interest rate swaps, we had $230.3 million of outstanding indebtedness that was effectively subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2017 would result in an annual increase in our interest expense of $2.3 million. In addition, a substantial portion of the Partnership’s cash flow must be used to service its debt obligations. Any increase in the Partnership’s interest expense could reduce the amount of cash the Partnership has available for distribution to its equity holders, including us, and as a result negatively impact our results of operations and cash flows, including our ability to pay dividends in the future.

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

In addition, our assets may be targets of terrorist activities that could disrupt our ability to service our customers. We may be required by our regulators or by the future terrorist threat environment to make investments in security that we cannot currently predict. The implementation of security guidelines and measures and maintenance of insurance, to the extent available, addressing such activities could increase costs. These types of events could materially adversely affect our business and results of operations. In addition, these types of events could require significant management attention and resources and could adversely affect our reputation among customers and the public.

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

For example, at the U.S. federal level, the EPA issued an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing operations under Section 8 of the Toxic Substances Control Act and proposed regulations under the CWA governing wastewater discharges from hydraulic fracturing and certain other natural gas operations. On March 26, 2015, the BLM released a final rule that updates existing regulation of hydraulic fracturing activities on U.S. federal lands, including requirements for chemical disclosure, wellbore integrity and handling of flowback water. The final rule never went into effect due to pending litigation and on December 28, 2017, the BLM announced that it had rescinded the 2015 final rule, in part citing a review that found that 32 of the 32 states with federal oil and gas leases have regulations that already address hydraulic fracturing.

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

On June 3, 2016, the EPA issued final regulations amending the NSPS for the oil and natural gas source category and applying to sources of emissions of methane and VOC from certain processes, activities and equipment that is constructed, modified or reconstructed after September 18, 2015. Specifically, the regulation contains both methane and VOC standards for several emission sources not currently covered by the NSPS, such as fugitive emissions from compressor stations and pneumatic pumps and methane standards for certain emission sources that are already regulated for VOC, such as equipment leaks at natural gas processing plants. The amendments also establish methane standards for a subset of equipment that the current NSPS regulates, including reciprocating compressors and pneumatic controllers, and extend the current VOC standards to the remaining unregulated equipment. In June 2017, the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years and reevaluate the entirety of the 2016 standards, but the EPA has not yet published a final rule and, as a result, the June 2016 rule remains in effect but future implementation of the 2016 standards is uncertain at this time. It is anticipated that the EPA will attempt to make additional deregulatory changes to the NSPS going forward. At this time, we do not believe the rule will have a material adverse impact on our business, financial condition, results of operations or cash flows.

On November 18, 2016, the BLM published final rules to reduce venting and flaring on federal and tribal lands. The rules required leak detection inspections at compressor stations and imposed requirements to reduce emissions from pneumatic controllers and pumps, among other things. On December 8, 2017, the BLM, to avoid imposing compliance costs on operators for requirements that may be rescinded or significantly revised in the near future, issued a temporary suspension or delay of certain requirements of those rules to give themselves sufficient time to review and consider revising or rescinding its requirements.  Both the requirements in the rule that had yet to be implemented and certain requirements of the rule that were in effect at the time were postponed and suspended until January 17, 2019. The rule could have required us to incur material costs to comply. It is unclear at this time whether any additional changes to the rule will change the cost to us.

On October 1, 2015, the EPA issued a new NAAQS ozone standard of 70 ppb, which is a reduction from the 75 ppb standard set in 2008. This new standard became effective on December 28, 2015. During 2017, the states began submitting updated lists of likely attainment/non-attainment regions under the revised ozone standard utilizing air quality data collected between 2014 and 2016. In November 2017, the EPA proposed its attainment/non-attainment designations based on the states’ submissions, but notified the states in December 2017 that it will postpone finalizing those designations until the Spring of 2018 pending any additional public comment period and any air quality data from 2017 the states may wish to submit. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant.

In January 2011, the TCEQ finalized revisions to certain air permit programs that significantly increase air emissions-related requirements for new and certain existing oil and gas production and gathering sites in the Barnett Shale production area. The final rule established new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, and the lower emissions standards will become applicable between 2020 and 2030 depending on the type of engine and the permitting requirements. A number of other states where our engines are operated have adopted or are considering adopting additional regulations that could impose new air permitting or pollution control requirements for engines, some of which could entail material costs to comply. At this time, however, we cannot predict whether any such rules would require us to incur material costs.

Finally, on June 3, 2016, the EPA issued final rules under the CAA regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, such as compressor stations, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require the installation of costly pollution control equipment. At this time, however, we cannot predict whether any such rules will require us to incur material costs.

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

We are subject to a variety of U.S. federal, state and local laws and regulations, including relating to the environment, health and safety, labor and employment and taxation. Many of these laws and regulations are complex, change frequently, are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties, imposition of remedial requirements and issuance of injunctions as to future compliance. From time to time, as part of our operations, including newly acquired operations, we may be subject to compliance audits by regulatory authorities in the various states in which we operate.

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

The U.S. Congress has previously considered legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane. It presently appears unlikely that comprehensive federal climate legislation will become law in the near future, although energy legislation and other initiatives continue to be proposed that may be relevant to greenhouse gas emissions issues. Almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Independent of Congress, the EPA has promulgated regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These reporting obligations were triggered for some sites we operated in 2017.

In addition, the EPA rules provide air permitting requirements for certain large sources of greenhouse gas emissions. The requirement for large sources of greenhouse gas emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward, but is not expected to cause us to incur material costs.

At the international level, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in the Paris Agreement that requires member countries to review and ‘‘represent a progression’’ in their intended nationally determined contributions, and set greenhouse gas emission reduction goals every five years beginning in 2020. The Paris Agreement entered into force in November 2016. Although this agreement does not create any binding obligations for nations to limit their greenhouse gas emissions, it does include pledges from the participating nations to voluntarily limit or reduce future emissions. In June 2017, President Trump stated that the United States intends to withdraw from the Paris Agreement, but may enter into a future international agreement related to greenhouse gases on different terms. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process is uncertain and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time.

Although it is not currently possible to predict how any proposed or future greenhouse gas legislation or regulation promulgated by Congress, the states or multi-state regions will impact our business, any regulation of greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table describes the material facilities we owned or leased as of December 31, 2017:

Location	Status	Square Feet	Uses
Houston, Texas	Leased	77,024	Corporate office
Denver, Colorado	Leased	3,950	Contract operations and aftermarket services
McPherson, Kansas	Owned	18,000	Contract operations and aftermarket services
Belle Chasse, Louisiana	Owned	35,000	Contract operations and aftermarket services
Broussard, Louisiana	Owned	74,402	Contract operations and aftermarket services
Houma, Louisiana	Owned	60,000	Contract operations and aftermarket services
Gaylord, Michigan	Leased	12,750	Contract operations and aftermarket services
Farmington, New Mexico	Owned	42,097	Contract operations and aftermarket services
Oklahoma City, Oklahoma	Leased	41,250	Contract operations and aftermarket services
Yukon, Oklahoma	Owned	72,000	Contract operations and aftermarket services
Fort Worth, Texas	Leased	48,866	Contract operations and aftermarket services
Marshall, Texas	Leased	10,860	Contract operations and aftermarket services
Midland, Texas	Owned	53,300	Contract operations and aftermarket services
Pampa, Texas	Leased	24,000	Contract operations and aftermarket services
Victoria, Texas	Owned	59,852	Contract operations and aftermarket services
Bridgeport, West Virginia	Leased	16,589	Contract operations and aftermarket services
Evansville, Wyoming	Leased	15,600	Contract operations and aftermarket services
Rock Springs, Wyoming	Leased	9,450	Contract operations and aftermarket services

Our executive office is located at 9807 Katy Freeway, Suite 100, Houston, Texas 77024, and our telephone number is (281) 836-8000.

Item 3. Legal Proceedings

See Note 20 (“Commitments and Contingencies”) to our Financial Statements for a discussion of litigation related to the Heavy Equipment Statutes, which is incorporated by reference into this Item 3.

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

In addition, the SEC has been conducting an investigation in connection with certain previously disclosed errors and possible irregularities at one of our former international operations. We and Exterran Corporation are cooperating with the SEC in the investigation including, among other things, responding to subpoenas for documents and testimony related to the restatement of prior period consolidated and combined financial statements and related disclosures and compliance with the FCPA, which are also being provided to the U.S. Department of Justice at its request.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “AROC.” The following table sets forth the range of high and low sale prices for our common stock for the periods indicated.

	Price Range
	High	Low
Year Ended December 31, 2016
First Quarter	$8.18	$3.41
Second Quarter	10.13	5.60
Third Quarter	13.18	8.28
Fourth Quarter	14.90	10.80
Year Ended December 31, 2017
First Quarter	$16.40	$11.56
Second Quarter	13.65	9.60
Third Quarter	12.85	8.30
Fourth Quarter	13.01	9.25

On February 15, 2018, the closing price of our common stock was $9.30 per share. As of February 15, 2018, there were approximately 1,144 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by banks, brokers and other nominees.

During 2017 and 2016, our board of directors declared and paid quarterly cash dividends to our stockholders. The following table sets forth dividends declared and paid per common share during these years:

Declaration Date	Payment Date	Dividends per Common Share	Total Dividends (in thousands)
January 26, 2016	February 16, 2016	$0.1875	$13,052
May 2, 2016	May 18, 2016	0.0950	6,711
July 27, 2016	August 16, 2016	0.0950	6,698
October 31, 2016	November 17, 2016	0.1200	8,459
January 19, 2017	February 15, 2017	0.1200	8,458
April 26, 2017	May 16, 2017	0.1200	8,534
July 26, 2017	August 15, 2017	0.1200	8,536
October 20, 2017	November 15, 2017	0.1200	8,536

On January 18, 2018, our board of directors declared a quarterly dividend of $0.12 per share of common stock which was paid on February 14, 2018 to stockholders of record at the close of business on February 8, 2018.

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) of this 2017 Form 10-K.

The performance graph below shows the cumulative total stockholder return on our common stock, compared with the S&P 500 Composite Stock Price Index (the “S&P 500 Index”) and the Oilfield Service Index (the “OSX”) over the five-year period beginning on December 31, 2012. The results are based on an investment of $100 in each of our common stock, the S&P 500 Index and the OSX. The graph assumes the reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

Comparison of Five Year Cumulative Total Return

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this 2017 Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchase of Equity Securities

The following table summarizes our repurchases of equity securities during the three months ended December 31, 2017:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly-Announced Plans or Programs
October 1, 2017- October 31, 2017	—	$—	N/A	N/A
November 1, 2017 - November 30, 2017	43,788	10.74	N/A	N/A
December 1, 2017 - December 31, 2017	11,040	9.90	N/A	N/A
Total	54,828	$10.57	N/A	N/A
——————

(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

Item 6. Selected Financial Data

The table below shows selected financial data for Archrock for each of the five years in the period ended December 31, 2017, which has been derived from our audited Financial Statements. As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, the results from continuing operations for all periods presented exclude the results of the Spin-off of Exterran Corporation and the contract water treatment business. Those results are reflected in discontinued operations for all periods presented. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in this 2017 Form 10-K (in thousands, except per share data).

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenue	$794,655	$807,069	$998,108	$959,153	$862,772
Gross margin(1)	375,733	427,150	503,062	454,760	391,794
Selling, general and administrative	111,483	114,470	131,919	132,651	118,851
Depreciation and amortization	188,563	208,986	229,127	212,268	187,476
Long-lived asset impairment(2)	29,142	87,435	124,979	42,828	16,696
Restatement and other charges(3)	4,370	13,470	—	—	—
Restructuring and other charges(4)	1,386	16,901	4,745	5,394	—
Goodwill impairment(5)	—	—	3,738	—	—
Interest expense	88,760	83,899	107,617	112,273	112,194
Debt extinguishment costs (6)	291	—	9,201	—	—
Other income, net	(5,643)	(8,590)	(2,079)	(5,475)	(22,535)
Provision for (benefit from) income taxes	(61,083)	(24,604)	53,189	(28,066)	(17,840)
Income (loss) from continuing operations	18,464	(64,817)	(159,374)	(17,113)	(3,048)
Net income (loss) from discontinued operations, net of tax(7)	(54)	(426)	33,677	105,774	129,654
Net income (loss) attributable to the noncontrolling interest	(543)	(10,688)	6,852	27,716	32,578
Net income (loss) attributable to Archrock stockholders	$18,953	$(54,555)	$(132,549)	$60,945	$94,028
Income (loss) from continuing operations attributable to Archrock stockholders per common share:
Basic and diluted	$0.26	$(0.79)	$(2.44)	$(0.68)	$(0.55)
Weighted average common shares outstanding used in income (loss) per common share:
Basic	69,552	68,993	68,433	66,234	64,454
Diluted	69,644	68,993	68,433	66,234	64,454
Dividends declared and paid per common share	$0.4800	$0.4975	$0.6000	$0.6000	$—
Other Financial Data:
Cash capital expenditures:
Growth(8)	$172,453	$78,646	$154,500	$291,781	$194,727
Maintenance(9)	35,678	33,647	75,044	71,767	73,606
Other	13,562	5,279	26,598	20,293	23,197
Balance Sheet Data:
Cash and cash equivalents	$10,536	$3,134	$1,563	$378	$471
Working capital(10)	90,307	109,157	150,199	508,531	434,577
Property, plant and equipment, net	2,076,927	2,079,099	2,267,788	2,372,081	1,855,076
Total assets	2,408,007	2,414,779	2,695,180	4,875,835	4,204,409
Long-term debt	1,417,053	1,441,724	1,576,882	2,008,311	1,486,605
Total Archrock stockholders’ equity	777,049	718,966	733,910	1,710,021	1,609,571
——————

(1)	Gross margin, a non-GAAP financial measure, is defined, reconciled to net income (loss) and discussed further in “Non-GAAP Financial Measures” below.

(2)	For a discussion of long-lived asset impairment see Note 12 (“Long-Lived Asset Impairment”) to our Financial Statements.

(3)	For a discussion of restatement and other charges see Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

(4)	For a discussion of restructuring and other charges see Note 13 (“Restructuring and Other Charges”) to our Financial Statements.

(5)	For a discussion of goodwill impairment see Note 1 (“Organization and Summary of Significant Accounting Policies”) to our Financial Statements.

(6)	For a discussion of debt extinguishment costs see Note 9 (“Long-Term Debt”) to our Financial Statements.

(7)	For a discussion of discontinued operations see Note 3 (“Discontinued Operations”) to our Financial Statements.

(8)
Growth capital expenditures are made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue of existing or new assets through construction, acquisition or modification. The majority of our growth capital expenditures are related to the acquisition cost of new compressor units that we add to our fleet. In addition, growth capital expenditures can also include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor unit is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications that it previously was not suited for.

(9)
Maintenance capital expenditures are made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets. Maintenance capital expenditures are related to the major overhauls of significant components of a compressor unit, such as the engine, compressor and cooler, that return the components to a like-new condition, but do not modify the applications for which the compressor unit was designed.

(10)	Working capital is defined as current assets minus current liabilities.

Non-GAAP Financial Measures
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measure of gross margin.
We define gross margin as total revenue less cost of sales (excluding depreciation and amortization). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management to evaluate the results of revenue and cost of sales (excluding depreciation and amortization), which are key components of our operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our SG&A activities, the impact of our financing methods and income taxes. Depreciation and amortization may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs of current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.
Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization, SG&A expense, impairment charges, restatement and other charges, restructuring and other charges, debt extinguishment costs, provision for (benefit from) income taxes and other (income) loss, net. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A expense is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income (loss) to gross margin (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net income (loss)	$18,410	$(65,243)	$(125,697)	$88,661	$126,606
Selling, general and administrative	111,483	114,470	131,919	132,651	118,851
Depreciation and amortization	188,563	208,986	229,127	212,268	187,476
Long-lived asset impairment	29,142	87,435	124,979	42,828	16,696
Restatement and other charges	4,370	13,470	—	—	—
Restructuring and other charges	1,386	16,901	4,745	5,394	—
Goodwill impairment	—	—	3,738	—	—
Interest expense	88,760	83,899	107,617	112,273	112,194
Debt extinguishment costs	291	—	9,201	—	—
Other income, net	(5,643)	(8,590)	(2,079)	(5,475)	(22,535)
Provision for (benefit from) income taxes	(61,083)	(24,604)	53,189	(28,066)	(17,840)
(Income) loss from discontinued operations, net of tax	54	426	(33,677)	(105,774)	(129,654)
Gross margin	$375,733	$427,150	$503,062	$454,760	$391,794

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements, the notes thereto, and the other financial information appearing elsewhere in this 2017 Form 10-K. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See Part I (“Disclosure Regarding Forward-Looking Statements”) and Part I, Item 1A (“Risk Factors”) in this 2017 Form 10-K.
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

Our revenues and income are derived from two primary business segments:

•
Contract Operations. Our contract operations business is largely comprised of our significant equity investment in the Partnership and its subsidiaries, in addition to our owned fleet of natural gas compression equipment that we use to provide operations services to our customers.

•
Aftermarket Services. Our aftermarket services business provides a full range of services to support the compression needs of customers. We sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

Archrock Partners, L.P.

We have a significant equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of December 31, 2017, public unitholders held an approximate 57% ownership interest in the Partnership and we owned the remaining equity interest, including all of the general partner interest and incentive distribution rights. We consolidate the financial position and results of operations of the Partnership.

On January 1, 2018, we entered into the Merger Agreement, pursuant to which Merger Sub will be merged with and into the Partnership with the Partnership surviving as our indirect wholly-owned subsidiary. At the effective time of the Proposed Merger, we will acquire all of the Partnership’s outstanding common units not already owned by us and the common units of the Partnership will no longer be publicly traded. See “Recent Business Developments” below. It is our intention for the Partnership to be the primary vehicle for the growth of our contract operations business, and we may grow the Partnership through third-party acquisitions and organic growth.

Spin-off Transaction

In November 2015, we completed the Spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation, and we were renamed “Archrock, Inc.” Following the completion of the Spin-off, we and Exterran Corporation are independent, publicly-traded companies with separate public ownership, board of directors and management, and we continue to own and operate the U.S. contract operations and U.S. aftermarket services businesses that we previously owned. Additionally, we continue to hold our interests in the Partnership, which was renamed “Archrock Partners, L.P.,” including the sole general partner interest, certain limited partner interests and all of the incentive distribution rights in the Partnership. Results of operations for Exterran Corporation have been classified as discontinued operations in all periods presented in this 2017 Form 10-K. For additional information, see Note 3 (“Discontinued Operations”) to our Financial Statements.

Recent Business Developments

Proposed Merger

On January 1, 2018, we entered into the Merger Agreement pursuant to which Merger Sub will be merged with and into the Partnership with the Partnership surviving as our indirect wholly-owned subsidiary. Under the terms of the Merger Agreement, at the effective time of the Proposed Merger, each common unit of the Partnership not owned by us will be converted into the right to receive 1.40 shares of our common stock and all of the Partnership’s incentive distribution rights, which are owned indirectly by us, will be canceled and will cease to exist.

Completion of the Merger is subject to certain customary conditions, including, among others: (i) approval of the Merger Agreement by holders of a majority of the outstanding common units of the Partnership; (ii) approval of the Archrock Share Issuance by a majority of the shares of Archrock common stock present in person or represented by proxy at the special meeting of Archrock stockholders; (iii) expiration or termination of applicable waiting periods under the HSR Act (early termination of the waiting period under the HSR Act was granted February 9,2018); (iv) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (v) the effectiveness of a registration statement on Form S-4 relating to the Archrock Share Issuance; (vi) approval for listing on the New York Stock Exchange of the shares of Archrock common stock issuable pursuant to the Archrock Share Issuance; (vii) subject to specified materiality standards, the accuracy of certain representations and warranties of the other party; and (viii) compliance by the other party in all material respects with its covenants.

As a result of the completion of the Proposed Merger, common units of the Partnership will no longer be publicly traded. All of the Partnership’s outstanding debt is expected to remain outstanding. We and the Partnership expect to issue, to the extent not already in place, guarantees of the indebtedness of Archrock and the Partnership. Subject to the satisfaction or waiver of certain conditions, including the approval of the Merger Agreement by the Partnership’s unitholders and approval of the issuance of Archrock common stock in connection with the Proposed Merger by Archrock shareholders, the Proposed Merger is expected to close in the second quarter of 2018.

The Merger Agreement contains certain termination rights, including the right for either us or the Partnership, as applicable, to terminate the Merger Agreement if the closing of the transactions contemplated by the Merger Agreement has not occurred on or before September 30, 2018. In the event of termination of the Merger Agreement under certain circumstances, we may be required to pay the Partnership a termination fee of $10 million.

As we control the Partnership and will continue to control the Partnership after the Proposed Merger, the change in our ownership interest will be accounted for as an equity transaction, and no gain or loss will be recognized in our consolidated statements of operations resulting from the Proposed Merger. The tax effects of the Proposed Merger will be reported as adjustments to long-term assets associated with discontinued operations, deferred income taxes, additional paid-in capital and other comprehensive income.

At December 31, 2017, we owned all of the general partner interest, including incentive distribution rights, and a portion of the limited partner interest, which together represented an approximate 43% ownership interest in the Partnership. The equity interests in and earnings of the Partnership that were owned by the public at December 31, 2017 are reflected in “Noncontrolling interest” and “Net (income) loss attributable to the noncontrolling interest” in our consolidated balance sheets and consolidated statement of operations, respectively. Our general partner incentive distribution rights will be terminated at the closing of the Proposed Merger.

See Note 1 (“Organization and Summary of Significant Accounting Policies”) and Note 23 (“Proposed Merger”) to our Financial Statements for details of the Proposed Merger.

Acquisitions

In November 2016, we completed the November 2016 Contract Operations Acquisition whereby we sold to the Partnership contract operations customer service agreements with 63 customers and a fleet of 262 compressor units used to provide compression services under those agreements, comprising approximately 147,000 horsepower, or approximately 4% (of then-available horsepower) of our and the Partnership’s combined U.S. contract operations business. Total consideration for the transaction was $85.0 million, excluding transaction costs.

In March 2016, the Partnership completed the March 2016 Acquisition whereby it acquired contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements, comprising approximately 23,000 horsepower, for a purchase price of $18.8 million.

In April 2015, we completed the April 2015 Contract Operations Acquisition whereby we sold to the Partnership contract operations customer service agreements with 60 customers and a fleet of 238 compressor units used to provide compression services under those agreements, comprising approximately 148,000 horsepower, or 3% (of then-available horsepower) of the combined contract operations business of the Partnership and us. The assets sold to the Partnership also included 179 compressor units, comprising approximately 66,000 horsepower, previously leased by us to the Partnership. Total consideration for the transaction was $102.3 million, excluding transaction costs.

See Note 4 (“Business Acquisitions”) and Note 19 (“Transactions Related to the Partnership”) to our Financial Statements for further details of these transactions.

Trends and Outlook

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves in the U.S. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices or significant instability in energy markets. Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression, our customers’ decisions between using our services or our competitors’ services, our customers’ decisions regarding whether to own and operate the equipment themselves and the timing and consummation of any acquisition of additional contract operations customer service agreements and equipment from third parties. Although our contract operations business is typically less impacted by commodity prices than certain other oil and natural gas service providers, changes in oil and natural gas exploration and production spending normally result in changes in demand for our services.

Natural gas consumption in the U.S. for the twelve months ended November 30, 2017 remained flat at 27,003 Bcf compared to 27,206 Bcf for the twelve months ended November 30, 2016. The EIA forecasts that total U.S. natural gas consumption will increase 5% in 2018 compared to 2017. The EIA estimates that the U.S. natural gas consumption level will be approximately 32 Tcf in 2040, or 18% of the projected worldwide total of approximately 177 Tcf.

Natural gas marketed production in the U.S. for the twelve months ended November 30, 2017 remained flat at 28,559 Bcf compared to 28,558 Bcf for the twelve months ended November 30, 2016. The EIA forecasts that total U.S. natural gas marketed production will increase 10% in 2018 compared to 2017. The EIA estimates that the U.S. natural gas production level will be approximately 38 Tcf in 2040, or 21% of the projected worldwide total of approximately 177 Tcf.

Historically, oil and natural gas prices and the level of drilling and exploration activity in the U.S. have been volatile. For example, the average price for natural gas (per MMBtu), based on daily Henry Hub spot prices, in 2017 was 19% higher than the average price in 2016, despite the spot price at December 29, 2017 being 1% lower than the spot price at December 30, 2016. The U.S. natural gas liquid composite price was 21% higher in November 2017 than in December 2016, and the average price, based on monthly pricing, in 2017 was 36% higher than the average price in 2016. The West Texas Intermediate crude oil spot price was 12% higher at December 29, 2017 than at December 30, 2016, and the average crude oil price, based on daily spot prices, in 2017 was 17% higher than the average price in 2016.

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

Increased stability of oil and natural gas prices in the second half of 2016 and throughout 2017, compared to the declines experienced in 2015 and the first half of 2016, contributed to increased new orders for our compression services in 2017 compared to 2016. Average operating horsepower declined only 3% in 2017 compared to the decline of 11% that we experienced in 2016. Although new orders for compression services were strong in 2017, given the operating horsepower declines and pricing pressure experienced in 2016, our 2017 contract operations revenue declined by 6% compared to 2016. Additionally, we invested more capital in new fleet units in 2017 than we did in 2016 to take advantage of improved market conditions during 2017. Our aftermarket services business, which was also impacted by the decline in market conditions in 2016, experienced a moderate recovery in 2017 and showed a 15% increase in 2017 revenue compared to 2016.

According to the Barclays 2018 Global E&P Spending Outlook, North America upstream spending is expected to increase by 21% in 2018. Due to this forecasted increase in customer spending in 2018, the significant increase in new orders for compression services in 2017 and our increased investment in new fleet units in 2017, we anticipate an increase in operating horsepower during 2018 compared to 2017 as well as increased revenue in our contract operations and aftermarket services businesses.

According to Drillinginfo, natural gas production is expected to increase approximately 18% through 2022, with further increases anticipated beyond then. We believe that significantly improved quantities, accessibility and price stability of natural gas in the U.S. will continue to drive higher levels of demand for liquid natural gas export, pipeline exports to Mexico, power generation and use as a petrochemical feedstock, which will in turn lead to a significant increase in demand for compression services.
Certain Key Challenges and Uncertainties

In addition to general market conditions in the oil and natural gas industry and competition in the natural gas compression industry, we believe the following represent some of the key challenges and uncertainties we will face in the future.

Dependence on the Partnership. To generate the funds necessary to meet our obligations, fund our business and pay dividends, we depend heavily on the distributions attributable to our ownership interest in the Partnership. Our ownership interest in the Partnership, including our limited partner interest, general partner interest and incentive distribution rights in the Partnership, is a significant cash-generating asset for us. As a result, our cash flow is heavily dependent upon the ability of the Partnership to make distributions to its partners. A decline in the Partnership’s business or revenues or increases in its expenses, principal and interest payments under existing and future debt instruments, working capital requirements or other cash needs could limit the amount of cash the Partnership has available to distribute to its unitholders, including us. A reduction in the amount of cash distributions we receive from the Partnership would reduce the amount of cash available to us for the payment of dividends, the payment of our debt and the funding of our business requirements. Given the increase in new orders for our compression services in 2017 compared to 2016, as well as the increase in operating horsepower in 2017 compared to 2016, we expect to see an increase in the Partnership’s contract operations revenue in 2018 compared to 2017.

On January 1, 2018, we entered into the Merger Agreement, pursuant to which Merger Sub will be merged with and into the Partnership with the Partnership surviving as our indirect wholly-owned subsidiary. At the effective time of the Proposed Merger, we will acquire all of the Partnership’s outstanding common units not already owned by us and the common units of the Partnership will no longer be publicly traded. See “Recent Business Developments” above for further details.

Capital Requirements and the Availability of External Sources of Capital. We anticipate investing more capital, particularly in new fleet units, in 2018 than we did in 2017 to take advantage of expected continued favorable market conditions during 2018. In order to fund a significant portion of these capital expenditures, we expect to incur borrowings under our Credit Facility and we may issue additional debt or equity securities, as appropriate, given market conditions. We have a substantial amount of debt that could limit our ability to fund these capital expenditures. Current conditions could limit our ability to access these markets to raise capital on affordable terms in 2018 and beyond. If we are not successful in raising capital within the time period required or at all, we may not be able to fund these capital expenditures, which could impair our ability to grow or maintain our business.

Cost Management. In January 2016, we undertook a cost reduction program to reduce our on-going operating expenses in light of then-current and expected activity levels. This cost reduction program helped to mitigate the impact of the overall decline in our contract operations and aftermarket services businesses during 2016 and 2017. However, maintaining cost reductions continues to be challenging, and there is no guarantee that the results of our previous cost reduction program will continue to result in a reduction in our operating expenses. An improvement in market conditions and resulting demand for our services could also cause us to experience increased operating expenses as we hire and incur additional expenses needed to support the market demand.

Labor.  We believe that our ability to hire, train and retain qualified personnel will continue to be important. Although we have been able to satisfy our personnel needs thus far, retaining employees in our industry continues to be a challenge. Our ability to grow and to continue our current level of service to our customers will depend in part on our success in hiring, training and retaining our employees.

Later-Cycle Market Participant. Compression service providers have traditionally been a later-cycle participant as energy markets improve. As such, we anticipate that any significant increase in the demand for our contract operations services will generally lag an increase in drilling activity. Increased stability of oil and natural gas prices in 2017 contributed to increased new orders for our compression services in 2017 compared to 2016. Despite these new orders, operating horsepower declines and pricing pressure experienced in 2016 resulted in a decline in our revenue in 2017 compared to 2016. In addition, we invested more capital in new fleet units and incurred increased costs associated with the start-up of compressor units, which further decreased our gross margin in 2017 compared to 2016. Natural gas production is expected to increase approximately 18% through 2022 and we believe this production growth will lead to a significant increase in demand for compression services, though significant improvement in revenue and gross margin is expected to lag the demand increase for compression services by several quarters or more.

Operating Highlights
The following table summarizes our total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization (in thousands, except percentages):

	Year Ended December 31,
	2017	2016	2015
Total Available Horsepower (at period end)(1)	3,847	3,819	4,011
Total Operating Horsepower (at period end)(2)	3,253	3,115	3,493
Average Operating Horsepower	3,152	3,234	3,620
Horsepower Utilization:
Spot (at period end)	85%	82%	87%
Average	82%	81%	85%
——————

(1)	Defined as idle and operating horsepower. New compressor units completed by a third party manufacturer that have been delivered to us are included in the fleet.

(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

Financial Results of Operations

As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, the results from continuing operations for all periods presented exclude the results of Exterran Corporation and our contract water treatment business. Those results are reflected in discontinued operations for all periods presented.

Summary of Results

Revenue. Revenue was $794.7 million, $807.1 million and $998.1 million during the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

The decrease in revenue during the year ended December 31, 2017 compared to the year ended December 31, 2016 was due to a decrease in revenue in our contract operations segment, partially offset by an increase in revenue in our aftermarket services segment.

The decrease in revenue during the year ended December 31, 2016 compared to the year ended December 31, 2015 was due to decreases in revenue in our contract operations and aftermarket services segments.

See “Contract Operations” and “Aftermarket Services” below for further details.

Net income (loss) attributable to Archrock stockholders. We generated net income attributable to Archrock stockholders of $19.0 million and net loss attributable to Archrock stockholders of $54.6 million and $132.5 million during the years ended December 31, 2017, 2016 and 2015, respectively.

The change in net income (loss) attributable to Archrock stockholders during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily driven by the increase in benefit from income taxes and decreases in long-lived asset impairment, depreciation and amortization, restructuring and other charges and restatement and other charges, partially offset by the decrease in gross margin in our contract operations segment, a decrease in the net loss attributable to noncontrolling interest and an increase in interest expense.

The decrease in net loss attributable to Archrock stockholders during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily driven by the change in provision for (benefit from) income tax, decreases in long-lived asset impairment, interest expense, depreciation and amortization and SG&A expense and the change in net income (loss) attributable to the noncontrolling interest. These changes were partially offset by a decrease in gross margin in both our contract operations and aftermarket services segments and a decrease in income from discontinued operations, net.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Contract Operations
(dollars in thousands)

	Year Ended December 31,		Increase
	2017	2016	(Decrease)
Revenue	$610,921	$647,828	(6)%
Cost of sales (excluding depreciation and amortization)	263,005	247,040	6%
Gross margin	$347,916	$400,788	(13)%
Gross margin percentage(1)	57%	62%	(5)%
——————

(1)	Defined as gross margin divided by revenue.

The decrease in revenue during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to lower rates and a 3% decline in average operating horsepower resulting from a decrease in customer demand due to 2016 market conditions.

Gross margin decreased during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the decrease in revenue mentioned above and increases in cost of sales associated with the start-up of compressor units, lube oil expense and other operating costs of providing our contract operations services. The increase in cost of sales was partially offset by the decrease in costs associated with the decline in average operating horsepower mentioned above. Gross margin percentage decreased during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to lower rates and the increase in cost associated with the start-up of compressor units, lube oil and other operating costs mentioned above.

Aftermarket Services
(dollars in thousands)

	Year Ended December 31,		Increase
	2017	2016	(Decrease)
Revenue	$183,734	$159,241	15%
Cost of sales (excluding depreciation and amortization)	155,917	132,879	17%
Gross margin	$27,817	$26,362	6%
Gross margin percentage	15%	17%	(2)%

The increase in revenue during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to increases in service and part sales activities.

Gross margin increased during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the increase in revenue mentioned above, partially offset by an increase in cost of sales resulting from the increase in service and part sales activities and other operating costs of providing our aftermarket services.

Costs and Expenses
(dollars in thousands)

	Year Ended December 31,		Increase
	2017	2016	(Decrease)
Selling, general and administrative	$111,483	$114,470	(3)%
Depreciation and amortization	188,563	208,986	(10)%
Long-lived asset impairment	29,142	87,435	(67)%
Restatement and other charges	4,370	13,470	(68)%
Restructuring and other charges	1,386	16,901	(92)%
Interest expense	88,760	83,899	6%
Other income, net	(5,643)	(8,590)	(34)%

SG&A. The decrease in SG&A expense during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a $2.7 million decrease in compensation and benefits cost primarily as a result of our 2016 cost reduction program, a $1.3 million decrease in professional expense primarily driven by a decrease in costs incurred for transition services from Exterran Corporation as a result of the Spin-off, a $1.4 million decrease in legal expense and a $0.7 million decrease in sales and use tax. These decreases were partially offset by a $1.5 million increase in bad debt expense, a $1.4 million franchise tax benefit recorded as a result of the settlement of a franchise tax refund claim during the second quarter of 2016 and $1.3 million of corporate office relocation costs recorded in the third quarter of 2017 (see Note 14 (“Corporate Office Relocation”) to our Financial Statements.

Depreciation and amortization. The decrease in depreciation and amortization expense during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2016 and 2017, partially offset by an increase in depreciation expense associated with fixed asset additions.

Long-lived asset impairment. During the years ended December 31, 2017 and 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 12 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review, as recorded in our contract operations segment, for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2017	2016
Idle compressor units retired from the active fleet	325	655
Horsepower of idle compressor units retired from the active fleet	100,000	262,000
Impairment recorded on idle compressor units retired from the active fleet	$26,287	$76,693
Additional impairment recorded on available-for-sale compressor units previously culled	$—	$10,742

In addition to the impairment discussed above, $2.9 million of property, plant and equipment was impaired during the year ended December 31, 2017 as the result of physical asset observations and other events that indicated the assets’ carrying values were not recoverable, which was comprised of approximately 7,000 horsepower of idle compressor units and $0.8 million of leasehold improvements and furniture and fixtures that were impaired in conjunction with the relocation of our corporate office during the third quarter. See Note 14 (“Corporate Office Relocation”) to our Financial Statements for further details.

Restatement and other charges. During the years ended December 31, 2017 and 2016, we incurred $4.4 million and $13.5 million, respectively, of restatement and other charges primarily related to sharing a portion of professional and legal fees incurred by Exterran Corporation related to the restatement of prior period consolidated and combined financial statements and related disclosures and related matters described in Note 20 (“Commitments and Contingencies”) to our Financial Statements. In addition, the restatement charges include separate professional expenses and legal fees incurred by Archrock during the years ended December 31, 2017 and 2016.

Restructuring and other charges. As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, we completed the Spin-off on the Distribution Date. During the years ended December 31, 2017 and 2016, we incurred $1.4 million and $3.6 million, respectively of costs associated with the Spin-off which were directly attributable to Archrock. These charges are reflected as restructuring and other charges in our consolidated statement of operations.

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

Interest expense. The increase in interest expense during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to an increase in the weighted average effective interest rate and a $0.6 million write-off of deferred financing costs associated with the termination of the Former Credit Facility, partially offset by a decrease in the average outstanding balance of long-term debt.

Other income, net. The decrease in other income, net during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a $2.9 million decrease in indemnification income received pursuant to our tax matters agreement with Exterran Corporation, a $0.5 million decrease in income related to transition services provided to Exterran Corporation in conjunction with the Spin-off, a $0.3 million decrease in gain on sale of property, plant and equipment and a $0.3 million increase in merger-related expenses, partially offset by the incurrence in the year ended December 31, 2016 of a $0.6 million loss on non-cash consideration and a combined $0.5 million of expensed acquisition cost associated with the March 2016 Acquisition and the November 2016 Contract Operations Acquisition.

Income Taxes
(dollars in thousands)

	Year Ended December 31,		Increase
	2017	2016	(Decrease)
Benefit from income taxes	$(61,083)	$(24,604)	148%
Effective tax rate	143.3%	27.5%	116%

The increase in benefit from income taxes during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the tax benefit from remeasuring our deferred tax liabilities and assets due to the corporate rate reduction from the TCJA (see Note 15 (“Income Taxes”) to our Financial Statements), the tax impact of the new share-based compensation accounting standard (see Note 2 (“Recent Accounting Developments”) to our Financial Statements) and a federal benefit and deferred state release related to an increase in our unrecognized tax benefit that resulted from appellate court decisions in 2017. These increases were partially offset by a state audit settlement in 2016 and the increase in our unrecognized tax benefit previously mentioned.

Net Loss Attributable to the Noncontrolling Interest
(dollars in thousands)

	Year Ended December 31,		Increase
	2017	2016	(Decrease)
Net loss attributable to the noncontrolling interest	$543	$10,688	(95)%

The noncontrolling interest comprises the portion of the Partnership’s earnings that are applicable to the Partnership’s publicly-held common unitholder interest. As of December 31, 2017 and 2016, public unitholders held an ownership interest in the Partnership of 57% and 55%, respectively. The decrease in net loss attributable to the noncontrolling interest during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to distributions of $4.8 million paid on incentive distribution rights during the year ended December 31, 2016 and a change from net loss to net income of the Partnership. The decrease in net loss of the Partnership during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to decreases in long-lived asset impairment, depreciation and amortization and restructuring charges, partially offset by the decrease in gross margin and an increase in interest expense.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Contract Operations
(dollars in thousands)

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
Revenue	$647,828	$781,166	(17)%
Cost of sales (excluding depreciation and amortization)	247,040	319,401	(23)%
Gross margin	$400,788	$461,765	(13)%
Gross margin percentage	62%	59%	3%

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

Aftermarket Services
(dollars in thousands)

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
Revenue	$159,241	$216,942	(27)%
Cost of sales (excluding depreciation and amortization)	132,879	175,645	(24)%
Gross margin	$26,362	$41,297	(36)%
Gross margin percentage	17%	19%	(2)%

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

Costs and Expenses
(dollars in thousands)

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
Selling, general and administrative	$114,470	$131,919	(13)%
Depreciation and amortization	208,986	229,127	(9)%
Long-lived asset impairment	87,435	124,979	(30)%
Restatement and other charges	13,470	—	n/a
Restructuring and other charges	16,901	4,745	256%
Goodwill impairment	—	3,738	(100)%
Interest expense	83,899	107,617	(22)%
Debt extinguishment costs	—	9,201	(100)%
Other income, net	(8,590)	(2,079)	313%

SG&A. The decrease in SG&A expense during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in compensation and benefits costs and a decrease in state and local taxes primarily as a result of the settlement of franchise tax refund claim during the second quarter of 2016.

Depreciation and amortization. The decrease in depreciation and amortization expense during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in depreciation expense from assets fully reserved or retired and assets impaired during the year ended December 31, 2016 and the fourth quarter of 2015.

Long-lived asset impairment. During the years ended December 31, 2016, and 2015, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 12 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review, as recorded in our contract operations segment, for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
	2016	2015
Idle compressor units retired from the active fleet	655	900
Horsepower of idle compressor units retired from the active fleet	262,000	371,000
Impairment recorded on idle compressor units retired from the active fleet	$76,693	$111,718
Additional impairment recorded on available-for-sale compressor units previously culled	$10,742	$13,261

Restatement and other charges. During the year ended December 31, 2016, we incurred $13.5 million of restatement and other charges primarily related to sharing a portion of professional and legal fees incurred by Exterran Corporation related to the restatement of prior period consolidated and combined financial statements and related disclosures and related matters described in Note 20 (“Commitments and Contingencies”) to our Financial Statements. As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, the results of operations related to Exterran Corporation prior to the Spin-off are reflected in our financial statements as discontinued operations. In addition, the restatement charges include separate professional expenses and legal fees incurred by Archrock during the year ended December 31, 2016.

Restructuring and other charges. In the first quarter of 2016 we determined to undertake a cost reduction program to reduce our on-going operating expenses, including workforce reductions and closure of certain of our make-ready shops. These actions were a result of our review of our businesses and efforts to efficiently manage cost and maintain our businesses in line with then current and expected activity levels and anticipated make ready demand in the U.S. market. During the year ended December 31, 2016, we incurred $13.3 million of restructuring and other charges as a result of this plan primarily related to severance benefits and consulting fees. These charges are reflected as restructuring and other charges in our consolidated statement of operations.

As discussed in Note 3 (“Discontinued Operations”) to our Financial Statements, we completed the Spin-off on the Distribution Date. During the years ended December 31, 2016 and 2015, we incurred $3.6 million and $4.1 million, respectively of costs associated with the Spin-off which were directly attributable to Archrock. These charges are reflected as restructuring and other charges in our consolidated statement of operations.

In the second quarter of 2015 we announced a cost reduction plan primarily focused on workforce reductions. During the year ended December 31, 2015, we incurred $0.6 million of restructuring and other charges as a result of this plan primarily related to severance benefits. These charges are reflected as restructuring and other charges in our consolidated statement of operations.

Goodwill impairment. In the fourth quarter of 2015, energy markets experienced an accelerated decline in oil and natural gas prices which impacted our future cash flow forecasts, our market capitalization and the market capitalization of peer companies. We identified these conditions as a triggering event and performed a two-step goodwill impairment test as of December 31, 2015, which resulted in a full impairment of our goodwill of $3.7 million.

Interest expense. The decrease in interest expense during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in the average outstanding balance of long-term debt.

Debt extinguishment. The decrease in debt extinguishment during the year ended December 31, 2016 compared to the year ended December 31, 2015 was associated with the redemption of our 7.25% senior notes which included a $6.3 million call premium and $2.9 million of unamortized deferred financing costs.

Other income, net. The increase in other income, net during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a $4.4 million increase in gain on sale of property, plant and equipment, a $2.9 million increase in indemnification income received pursuant to our tax matters agreement with Exterran Corporation, partially offset by a $0.6 million loss on non-cash consideration associated with the March 2016 Acquisition.

Income Taxes
(dollars in thousands)

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
Provision for (benefit from) income taxes	$(24,604)	$53,189	(146)%
Effective tax rate	27.5%	(50.1)%	77.6%

The increase in our benefit from income taxes during the year ended December 31, 2016 compared to the year ended December 31, 2015 was a result of a valuation allowance and write off of tax attributes recorded in 2015, which were not required in 2016. The benefit was further increased by the settlement of a state tax audit.

Discontinued Operations
(dollars in thousands)

	Year Ended December 31,		Increase (Decrease)
	2016	2015
Income (loss) from discontinued operations, net of tax	$(426)	$33,677	(101)%

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

Net (Income) Loss Attributable to the Noncontrolling Interest
(dollars in thousands)

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
Net (income) loss attributable to the noncontrolling interest	$10,688	$(6,852)	(256)%

The noncontrolling interest comprises the portion of the Partnership’s earnings that are applicable to the Partnership’s publicly-held common unitholder interest. As of December 31, 2016 and 2015, public unitholders held an ownership interest in the Partnership of 55% and 59%, respectively. The change in net (income) loss attributable to the noncontrolling interest during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the change in net income (loss) of the Partnership which was primarily driven by a decrease in gross margin, an increase in long-lived asset impairments and increase in restructuring charges partially offset by a decrease in SG&A expense and the goodwill impairment recorded during the year ended December 31, 2015.

Liquidity and Capital Resources

Overview

Our ability to fund operations, finance capital expenditures and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under our Credit Facility and the Partnership Credit Facility.

Our cash flow is affected by numerous factors including prices and demand for our services, volatility in commodity prices and their effect on oil and natural gas exploration and production spending, conditions in the financial markets and other factors. Although new orders for compression services were strong in 2017, given the reduction in capital spending and drilling activity by our customers, our operating horsepower declines and the pricing pressure experienced in 2016 (see “Trends and Outlook” above), our cash flow from operations decreased in 2017 as compared to 2016. Despite this decrease, we believe that our operating cash flows and borrowings under our revolving credit facilities will be sufficient to meet our liquidity needs through at least December 31, 2018.

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

The majority of our growth capital expenditures are related to the acquisition cost of new compressor units that we add to our fleet. In addition to the cost of newly acquired compressor units, growth capital expenditures can also include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications for which it previously was not suited. Maintenance capital expenditures are related to major overhauls of significant components of a compressor unit, such as the engine, compressor and cooler, which return the components to a like-new condition, but do not modify the applications for which the compressor unit was designed.

Growth capital expenditures were $172.5 million, $78.6 million and $154.5 million during the years ended December 31, 2017, 2016 and 2015, respectively. The increase in growth capital expenditures during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to increased investment in new compression equipment as a result of increased customer demand as a result of improved market conditions. The decrease in growth capital expenditures during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in investment in new compression equipment as a result of our customers’ reduced capital spending as a result of the significant decline in oil and natural gas prices. We anticipate investing more capital in new fleet units in 2018 than we did in 2017 to take advantage of expected improvement of market conditions in 2018.

Maintenance capital expenditures were $35.7 million, $33.6 million and $75.0 million during the years ended December 31, 2017, 2016 and 2015, respectively. While maintenance capital expenditures remained relatively flat during the year ended December 31, 2017 compared to the year ended December 31, 2016, the decrease in maintenance capital expenditures during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily driven by our focus on disciplined capital spending in light of market conditions coupled with a decrease in average operating horsepower from 3.6 million during the year ended December 31, 2015 to 3.2 million during the year ended December 31, 2016. We intend to grow our business both organically and through third-party acquisitions. If we are successful in growing our business in the future, we would expect our maintenance capital expenditures to increase over the long term.

We generally invest funds necessary to purchase fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $270 million to $290 million in capital expenditures during 2018, primarily consisting of approximately $200 million to $220 million for growth capital expenditures and approximately $40 million to $45 million for maintenance capital expenditures.

Financial Resources

Revolving Credit Facilities

The following table presents the weighted average annual interest rate and average daily debt balance of our revolving credit facilities for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Credit Facility
Weighted average annual interest rate (1)	3.3%	2.5%
Average daily debt balance (in millions)	$67.0	$130.7

Partnership Credit Facility (2)
Weighted average annual interest rate (1)	4.8%	3.7%
Average daily debt balance (in millions)	$626.6	$723.3
——————

(1)	Excludes the effect of interest rate swaps.

(2)	The amounts for the year ended December 31, 2017 pertain to the Partnership Credit Facility. The amounts for the year ended December 31, 2016 pertain to the Partnership’s Former Credit Facility.

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
——————

(1)
Subject to a temporary increase to 4.75 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the quarter in which the acquisition closes.

As a result of the Total Debt to EBITDA ratio limitation above, $200.7 million of the $278.6 million undrawn capacity under the Credit Facility was available for additional borrowings as of December 31, 2017.

The Credit Facility also contains various additional covenants with which we must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity and making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. As of December 31, 2017, we were in compliance with all covenants under the Credit Facility.

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

Concurrent with entering into the Partnership Credit Facility in March 2017, the Partnership terminated its Former Credit Facility. All commitments under the Former Credit Facility have been terminated.

The Partnership must maintain the following consolidated financial ratios, as defined in the Partnership Credit Facility agreement:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.5 to 1.0
Total Debt to EBITDA
Through fiscal year 2017	5.95 to 1.0
Through fiscal year 2018	5.75 to 1.0
Through second quarter of 2019	5.50 to 1.0
Thereafter (1)	5.25 to 1.0
——————

(1)
Subject to a temporary increase to 5.50 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the quarter in which the acquisition closes.

As a result of the Total Debt to EBITDA ratio limitation above, $128.4 million of the $425.7 million undrawn capacity under the Partnership Credit Facility was available for additional borrowings as of December 31, 2017.

The Partnership Credit Facility agreement also contains various additional covenants including, but not limited to, mandatory prepayments from the net cash proceeds of certain asset transfers, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. In addition, if as of any date the Partnership has cash and cash equivalents (other than proceeds from a debt or equity issuance received in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Partnership Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Partnership Credit Facility. As of December 31, 2017, the Partnership was in compliance with all covenants under the Partnership Credit Facility.

The Notes

The Notes are guaranteed on a senior unsecured basis by all of the Partnership’s existing subsidiaries (other than Archrock Partners Finance Corp., which is a co-issuer of the Notes) and certain of the Partnership’s future subsidiaries. The Notes and the guarantees, respectively, are the Partnership’s and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of the Partnership’s and the guarantors’ other senior obligations, and are effectively subordinated to all of the Partnership’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. Guarantees by the Partnership’s subsidiaries are full and unconditional, subject to customary release provisions, and constitute joint and several obligations. The Partnership has no assets or operations independent of its subsidiaries and there are no significant restrictions upon its subsidiaries’ ability to distribute funds to the Partnership.

Partnership Capital Offering

In August 2017, the Partnership sold, pursuant to a public underwritten offering, 4,600,000 common units, including 600,000 common units pursuant to an over-allotment option. The Partnership received net proceeds of $60.3 million, after deducting underwriting discounts, commissions and offering expenses, which it used to repay borrowings outstanding under the Partnership Credit Facility. In connection with this sale and as permitted under its partnership agreement, the Partnership sold 93,163 general partner units to the General Partner for net proceeds of $1.3 million to maintain the General Partner’s approximate 2% general partner interest in the Partnership.

Other

In connection with the Spin-off, we entered into a separation and distribution agreement with Exterran Corporation pursuant to which we have the right to receive payments from a subsidiary of Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation’s subsidiaries from PDVSA Gas in respect of the sale of Exterran Corporation’s subsidiaries’ and joint ventures’ previously nationalized assets. As of December 31, 2017, Exterran Corporation or its subsidiaries were due to receive the remaining principal amount of $20.9 million from PDVSA Gas.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Year Ended December 31,
	2017	2016
Net cash provided by (used in) continuing operations:
Operating activities	$201,916	$274,315
Investing activities	(174,739)	(89,459)
Financing activities	(19,775)	(183,285)
Net change in cash and cash equivalents	$7,402	$1,571

Operating Activities. The decrease in net cash provided by operating activities from continuing operations during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the decrease in gross margin and an increase in cash paid for interest, partially offset by a decrease in restructuring and other charges.

Investing Activities. The increase in net cash used in investing activities from continuing operations during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a $104.1 million increase in capital expenditures, partially offset by a $13.8 million payment for the March 2016 Acquisition (as discussed in Note 4 (“Business Acquisitions”) to our Financial Statements) and a $5.1 million increase in proceeds from sale of property, plant and equipment.

Financing Activities. The decrease in net cash used in financing activities from continuing operations during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a $110.3 million decrease in net repayments of long-term debt, $60.3 million of proceeds received from a public offering by the Partnership of its common units during the year ended December 31, 2017 and a $7.6 million decrease in distributions to noncontrolling partners in the Partnership. These changes were partially offset by a $12.5 million increase in debt issuance costs paid and a $4.5 million decrease in contributions from Exterran Corporation.

Dividends

On January 18, 2018, our board of directors declared a quarterly dividend of $0.12 per share of common stock which was paid on February 14, 2018 to stockholders of record at the close of business on February 8, 2018. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

Partnership Distributions to Unitholders

The Partnership’s partnership agreement requires it to distribute all of its “available cash” quarterly. Under the partnership agreement, available cash is defined generally to mean, for each fiscal quarter, (i) cash on hand at the Partnership at the end of the quarter in excess of the amount of reserves the General Partner determines is necessary or appropriate to provide for the conduct of its business, to comply with applicable law, any of its debt instruments or other agreements or to provide for future distributions to its unitholders for any one or more of the upcoming four quarters, plus, (ii) if the General Partner so determines, all or a portion of the Partnership’s cash on hand on the date of determination of available cash for the quarter.

Through our ownership of common units and all of the equity interests in the General Partner, we expect to receive cash distributions from the Partnership.

Under the terms of the partnership agreement, there is no guarantee that unitholders will receive quarterly distributions from the Partnership. The Partnership’s distribution policy, which may be changed at any time, is subject to certain restrictions, including (i) restrictions contained in the Partnership Credit Facility, (ii) the General Partner’s establishment of reserves to fund future operations or cash distributions to the Partnership’s unitholders, (iii) restrictions contained in the Delaware Revised Uniform Limited Partnership Act and (iv) the Partnership’s lack of sufficient cash to pay distributions.

On January 18, 2018, the board of directors of Archrock GP LLC, the general partner of the General Partner, approved a cash distribution by the Partnership of $0.2850 per common unit, or $20.5 million. Of the total distribution, the Partnership paid us $8.7 million with respect to our common unit and general partner interest in the Partnership. The distribution covered the period from October 1, 2017 through December 31, 2017. The record date for this distribution was February 8, 2018 and payment occurred on February 13, 2018.

Litigation and Claims

In 2011, the Texas Legislature enacted the Heavy Equipment Statutes, which made changes to the appraisal methodology for natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment.” Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $78.2 million as of December 31, 2017, of which $15.9 million has been agreed to by a number of appraisal review boards and county appraisal districts, and $62.3 million has been disputed and is currently in litigation. If we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then in the future we would likely be required to pay these ad valorem taxes under the old methodology, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded. As a result, our future results of operations and cash flows, including our liquidity, our cash available to pay dividends and our ability to maintain our current level of dividends, could be negatively impacted. See Note 20 (“Commitments and Contingencies”) to our Financial Statements for further discussion of the Heavy Equipment Statutes.

Contractual Obligations

The following table summarizes our cash contractual obligations as of December 31, 2017 (in thousands):

	2018	2019-2020	2021-2022	Thereafter	Total
Long-term debt (1):
Credit Facility	$—	$56,000	$—	$—	$56,000
Partnership Credit Facility	—	—	674,306	—	674,306
Partnership’s 6% senior notes due April 2021 (2)	—	—	350,000	—	350,000
Partnership’s 6% senior notes due October 2022 (3)	—	—	350,000	—	350,000
Total long-term debt	—	56,000	1,374,306	—	1,430,306
Interest on long-term debt (4)	80,511	160,620	86,760	—	327,891
Purchase commitments (5)	96,364	1,062	664	—	98,090
Facilities and other operating leases	4,705	7,777	4,619	13,016	30,117
Total contractual obligations	$181,580	$225,459	$1,466,349	$13,016	$1,886,404
Standby letters of credit	$15,403	$—	$—	$—	$15,403
——————

(1)	For more information on our long-term debt, see Note 9 (“Long-Term Debt”) to our Financial Statements.

(2)	Represents the full face value of the senior notes and are not reduced by the unamortized discount of $2.5 million and unamortized deferred financing costs of $3.3 million as of December 31, 2017.

(3)	Represents the full face value of the senior notes and are not reduced by the unamortized discount of $3.4 million and unamortized deferred financing costs of $4.0 million as of December 31, 2017.

(4)	Calculated using interest rates in effect as of December 31, 2017, including the effect of interest rate swaps.

(5)	Includes commitments to purchase fleet and non-fleet assets and certain inventory items.

At December 31, 2017, $21.4 million of unrecognized tax benefits (including discontinued operations) have been recorded as liabilities in accordance with the accounting standard for income taxes related to uncertain tax positions and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $1.6 million (including discontinued operations).

Off-Balance Sheet Arrangements

For information on our obligations with respect to performance bonds and letters of credit, see Note 20 (“Commitments and Contingencies”) and Note 9 (“Long-Term Debt”), respectively, to our Financial Statements.
Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon the Financial Statements, which have been prepared in accordance with GAAP. The preparation of the Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and accounting policies, including those related to bad debt, inventories, fixed assets, intangible assets, income taxes and contingencies and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances. The results of this process form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences can be material to our financial condition, results of operations and liquidity. We describe our significant accounting policies more fully in Note 1 (“Organization and Summary of Significant Accounting Policies”) to our Financial Statements.

Allowances

Outstanding accounts receivable are reviewed regularly for non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at each balance sheet date. During the years ended December 31, 2017, 2016 and 2015, we recorded bad debt expense of $5.1 million, $3.6 million and $3.1 million, respectively. A five percent change in the allowance for doubtful accounts would have had an impact on income (loss) before income taxes of $0.1 million during the year ended December 31, 2017.

Inventory

Inventory is a significant component of current assets and is stated at the lower of cost and net realizable value. This requires us to regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions and production requirements. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. During the years ended December 31, 2017, 2016 and 2015, we recorded $2.4 million, $3.2 million and $4.3 million, respectively, in inventory write-downs for inventory considered to be excess, obsolete or carried at a cost above net realizable value. Significant or unanticipated changes to our estimates and forecasts could require additional write-downs for excess or obsolete inventory in a future period. Given the nature of these evaluations and their application to specific inventories, it is not possible to reasonably quantify the impact of changes in these estimates and forecasts.

Depreciation

Property, plant and equipment are carried at cost. Depreciation is computed on the straight-line basis using estimated useful lives and salvage values. The assumptions and judgments we use in determining the estimated useful lives and salvage values of our property, plant and equipment reflect both historical experience and expectations regarding future use of our assets. The use of different estimates, assumptions and judgments in the establishment of property, plant and equipment accounting policies, especially those involving their useful lives, would likely result in significantly different net book values of our assets and results of operations.

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

Income Taxes

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We operate in the U.S. only and, as a result, are subject to income taxes in the U.S. only. Significant judgments and estimates are required in determining consolidated income tax expense.

Deferred income taxes arise from temporary differences between the financial statements and the tax basis of assets and liabilities. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future U.S. federal and state pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Aside from the effects of the TCJA, management is not aware of any such changes that would have a material effect on the Company’s financial position, results of operations or cash flows. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various state and local jurisdictions.

The recently enacted TCJA included a provision which lowered the corporate tax rate from 35% to 21%. This reduced rate required us to remeasure our reported deferred tax assets and liabilities. See Note 15 (“Income Taxes”) to our Financial Statements for more discussion on this topic.

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

Contingencies and Litigation

Self-Insurance

We are substantially self-insured for workers’ compensation, employer’s liability, property liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the timeliness of reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known. As of December 31, 2017 and 2016, we recorded $4.0 million and $4.4 million, respectively, in insurance claim reserves.

Litigation and Claims

In the ordinary course of business, we are involved in various pending or threatened legal actions. While we are unable to predict the ultimate outcome of these actions, the accounting standard for contingencies requires management to make judgments about future events that are inherently uncertain. We are required to record a loss during any period in which we believe a contingency is probable and can be reasonably estimated. In making determinations of likely outcomes of pending or threatened legal matters, we consider the evaluation of counsel knowledgeable about each matter.

The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. We regularly assess and, if required, establish accruals for income and non-income based tax contingencies pursuant to the applicable accounting standards that could result from assessments of additional tax by taxing jurisdictions where we operate. Tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2017 and 2016, we recorded $24.7 million and $11.4 million (including penalties and interest and discontinued operations), respectively, of accruals for tax contingencies. Of these amounts, $23.0 million and $9.8 million, respectively, were accrued for income taxes and $1.7 million and $1.5 million, respectively, were accrued for non-income based taxes. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. The tax contingencies mentioned above relate to tax matters for which we are responsible in managing the tax audit. As of December 31, 2017 and 2016, we recorded an offsetting indemnification asset (including penalties and interest) related to our income tax contingencies of $6.4 million and $6.6 million, respectively. Additionally, we also recorded an indemnification liability of $1.6 million and $1.7 million as of December 31, 2017 and 2016, respectively, for our share of non-income tax contingencies related to audits being managed by Exterran Corporation.

In addition, the SEC has been conducting an investigation in connection with certain previously disclosed errors and possible irregularities at one of our former international operations. We and Exterran Corporation are cooperating with the SEC in the investigation including, among other things, responding to subpoenas for documents and testimony related to the restatement of prior period consolidated and combined financial statements and related disclosures and compliance with the FCPA, which are also being provided to the DOJ at its request.

Recent Accounting Developments

See Note 2 (“Recent Accounting Developments”) to our Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily associated with changes in interest rates under our financing arrangements. We use derivative instruments to minimize the risks and costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative instruments for trading or other speculative purposes.

As of December 31, 2017, after taking into consideration interest rate swaps, we had $230.3 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2017 would result in an annual increase in our interest expense of $2.3 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 10 (“Derivatives”) to our Financial Statements.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary information specified by this Item are presented in Part IV, Item 15 of this 2017 Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this 2017 Form 10-K, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of December 31, 2017 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a-15(c) and 15d-15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of internal control over financial reporting as of December 31, 2017 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found within this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Archrock, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Archrock, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017 of the Company and our report dated February 22, 2018, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s completed spin-off of its international contract operations, international aftermarket services, and global fabrication businesses into an independent, publicly traded company named Exterran Corporation.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 22, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in Part III, Item 10 of this 2017 Form 10-K is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Beneficial Ownership of Common Stock” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

Item 11. Executive Compensation

The information required in Part III, Item 11 of this 2017 Form 10-K is incorporated by reference to the sections entitled “Compensation Discussion and Analysis” and “Information Regarding Executive Compensation” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2017, with respect to the Archrock compensation plans under which our common stock is authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(1)	489,375	$12.28	6,415,905	(3)
Equity compensation plans not approved by security holders(2)	—	—	48,022
Total	489,375		6,463,927
——————

(1)
Comprised of the 2013 Plan, the 2007 Plan and the ESPP. In addition to the outstanding options, as of December 31, 2017 there were 46,166 performance-based restricted stock units, payable in common stock upon vesting at target performance, outstanding under the 2013 Plan which have been deducted from the last column. No additional grants may be made under the 2007 Plan.

(2)	Comprised of the Archrock, Inc. Directors’ Stock and Deferral Plan.

(3)
Includes 5,451,085 shares of common stock remaining available for issuance under the 2013 Plan as of December 31, 2017 (excluding the number of securities to be issued upon exercise of outstanding options) and 964,820 shares of common stock remaining available for issuance under the ESPP.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required in Part III, Item 13 of this 2017 Form 10-K is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required in Part III, Item 14 of this 2017 Form 10-K is incorporated by reference to the section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as a part of this 2017 Form 10-K

1.	Financial Statements. The following financial statements are filed as a part of this 2017 Form 10-K.

2.	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules have been omitted as they are not required under the relevant instructions.

3.	Exhibits

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated as of November 3, 2015, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

2.2
Amendment No. 1 to Separation and Distribution Agreement, dated as of December 15, 2015, by and among Archrock, Inc., formerly named Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., Exterran Corporation, AROC Corp., EESLP LP LLC, AROC Services GP LLC, AROC Services LP LLC and Archrock Services, L.P., incorporated by reference to Exhibit 2.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

2.3
Agreement and Plan of Merger, dated as of January 1, 2018, by and among Archrock, Inc., Archrock GP LLC, Archrock General Partner, L.P. and Archrock Partners, L.P., incorporated by reference to Exhibit 2.1 of Archrock’s Current Report on Form 8-K filed on January 2, 2018

2.4
Amendment No. 1 to Agreement and Plan of Merger, dated as of January 11, 2018, by and among Archrock, Inc., Archrock GP LLC, Archrock General Partner, L.P., Archrock Partners, L.P. and Amethyst Merger Sub LLC, incorporated by reference to Exhibit 2.2 of Archrock’s Current Report on Form 8-K filed on January 16, 2018

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

3.3	Composite Restated Certificate of Incorporation of Archrock, Inc., incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015
3.4	Third Amended and Restated Bylaws of Exterran Holdings, Inc. (now Archrock, Inc.), incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2013
10.1
Credit Agreement, dated as of July 10, 2015, by and among Exterran Holdings, Inc. (now Archrock, Inc.), Archrock Services, L.P., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 16, 2015

10.2
First Amendment to Credit Agreement, dated as of October 5, 2015, by and among Exterran Holdings, Inc. (now Archrock, Inc.), Archrock Services, L.P., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 6, 2015

10.3
Amended and Restated Senior Secured Credit Agreement, dated as of November 3, 2010, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Barclays Bank plc and The Royal Bank of Scotland plc, as Co-Documentation Agents, and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners L.P.’s Current Report on Form 8-K filed on November 9, 2010

10.4
First Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 7, 2012, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on March 13, 2012

10.5
Third Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 27, 2013, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on March 28, 2013

10.6
Fourth Amendment to Amended and Restated Senior Secured Credit Agreement, dated February 4, 2015, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on February 5, 2015

10.7
Fifth Amendment to Amended and Restated Senior Secured Credit Agreement and First Amendment to Amended and Restated Collateral Agreement, dated May 2, 2016, among Archrock Partners Operating LLC, as Borrower, Archrock Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to Archrock Partners, L.P.’s Current Report on Form 8-K filed on May 6, 2016

10.8
Amended and Restated Guaranty Agreement, dated as of November 3, 2010, made by Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to Archrock Partner’s L.P.’s Current Report on Form 8-K filed on November 9, 2010

10.9
Amended and Restated Collateral Agreement, dated as of November 3, 2010, made by EXLP Operating LLC, Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.3 to Archrock Partner’s L.P.’s Current Report on Form 8-K filed on November 9, 2010

10.10
Second Amendment, Consent and Waiver to Credit Agreement, dated as of May 10, 2016, among Archrock Services, L.P., as Borrower, Archrock, Inc., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2016

10.11
Third Amendment, Consent and Waiver to Credit Agreement, dated as of July 21, 2016, among Archrock Services, L.P., as Borrower, Archrock, Inc., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 26, 2016

10.12
Fourth Amendment, Consent and Waiver to Credit Agreement, dated as of September 21, 2016, among Archrock Services, L.P., as Borrower, Archrock, Inc., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2016

10.13
Fifth Amendment, Consent and Waiver to Credit Agreement, dated as of December 9, 2016, among Archrock Services, L.P., as Borrower, Archrock, Inc., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto. incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2016

10.14
Fourth Amended and Restated Omnibus Agreement, dated November 3, 2015, by and among Archrock, Inc. (formerly named Exterran Holdings, Inc.), Archrock Services, L.P. (formerly named Exterran US Services OpCo, L.P.), Archrock GP, LLC (formerly named Exterran GP, LLC), Archrock General Partner, L.P. (formerly named Exterran General Partner, L.P.), Archrock Partners, L. P. (formerly named Exterran Partners, L.P.) and Archrock Partners Operating LLC, incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.15
First Amendment to Fourth Amended and Restated Omnibus Agreement, dated November 19, 2016, by and among Archrock, Inc., Archrock Services, L.P., Archrock GP LLC, Archrock General Partner, L.P., Archrock Partners, L.P., and Archrock Partners Operating LLC incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 23, 2016 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

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
10.29†
Amendment No. 1 to the Exterran Holdings, Inc. (now Archrock, Inc.) Employee Stock Purchase Plan, incorporated by reference to Annex D to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2011

10.30†
Amendment No. 2 to the Exterran Holdings, Inc. (now Archrock, Inc.) Employee Stock Purchase Plan, incorporated by reference to Annex C to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on March 29, 2011

10.31†
Amendment No. 3 to the Exterran Holdings, Inc. (now Archrock, Inc.) Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

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

10.50†	Summary of Donna A. Henderson Compensation Arrangement, incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015
10.51†	Summary of Jason Ingersoll Compensation Arrangement, incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015
10.52†	Form of Compensation Letter applicable to Messrs. Childers, Miller, Rice and Wayne, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2016.
10.53†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015
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

10.67	Form of Archrock, Inc. Award Notice and Agreement for Performance Units, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2017
10.68
Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock for Non-Employee Directors, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 23, 2017

10.69†	Archrock, Inc. 2017 Employee Stock Purchase Plan, incorporated by reference to Annex A to Archrock’s Definitive Proxy Statement filed March 16, 2017
10.70
Sixth Amendment and Consent to Credit Agreement and Second Amendment to Guaranty and Collateral Agreement, dated as of March 30, 2017, by and among Archrock Services, L.P., Archrock, Inc., the Guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the Lenders incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017

10.71
Consulting Agreement between Archrock, Inc. and Donald C. Wayne dated May 11, 2017 incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017

10.72†	Form of Amendment to Severance Benefit Agreement incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
10.73†*	Form of Second Amendment to Severance Benefit Agreement
21.1*	List of Subsidiaries of Archrock, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

†     Management contract or compensatory plan or arrangement.
*     Filed herewith.
**    Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Archrock, Inc.

/s/ D. BRADLEY CHILDERS
D. Bradley Childers
President and Chief Executive Officer

February 22, 2018

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints D. Bradley Childers, Raymond K. Guba, Donna A. Henderson and Stephanie C. Hildebrandt, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2018.

Signature	Title

/s/ D. BRADLEY CHILDERS	President, Chief Executive Officer and Director
D. Bradley Childers	(Principal Executive Officer)

/s/ RAYMOND K. GUBA	Interim Chief Financial Officer
Raymond K. Guba	(Principal Financial Officer)

/s/ DONNA A. HENDERSON	Vice President and Chief Accounting Officer
Donna A. Henderson	(Principal Accounting Officer)

/s/ ANNE-MARIE N. AINSWORTH	Director
Anne-Marie N. Ainsworth

/s/ WENDELL R. BROOKS	Director
Wendell R. Brooks

/s/ GORDON T. HALL	Director
Gordon T. Hall

/s/ FRANCES P. HAWES	Director
Frances P. Hawes

/s/ J.W.G. HONEYBOURNE	Director
J.W.G. Honeybourne

/s/ JAMES H. LYTAL	Director
James H. Lytal

/s/ MARK A. MCCOLLUM	Director
Mark A. McCollum

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Archrock, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Archrock, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 3 to the consolidated financial statements, on November 3, 2015, the Company completed the spin-off of its international contract operations, international aftermarket services, and global fabrication businesses into an independent, publicly traded company named Exterran Corporation.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 22, 2018
We have served as the Company’s auditor since 2007.

ARCHROCK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$10,536	$3,134
Accounts receivable, trade, net of allowance of $1,794 and $1,864, respectively	113,416	111,746
Inventory	90,691	93,801
Other current assets	6,220	6,081
Current assets associated with discontinued operations	300	923
Total current assets	221,163	215,685
Property, plant and equipment, net	2,076,927	2,079,099
Intangible assets, net	68,872	86,697
Other long-term assets	27,782	13,224
Long-term assets associated with discontinued operations	13,263	20,074
Total assets	$2,408,007	$2,414,779
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$54,585	$32,529
Accrued liabilities	71,116	69,639
Deferred revenue	4,858	3,451
Current liabilities associated with discontinued operations	297	909
Total current liabilities	130,856	106,528
Long-term debt	1,417,053	1,441,724
Deferred income taxes	97,943	167,114
Other long-term liabilities	20,116	7,910
Long-term liabilities associated with discontinued operations	6,421	6,575
Total liabilities	1,672,389	1,729,851
Commitments and Contingencies (Note 20)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 76,880,862 and 76,162,279 shares issued, respectively	769	762
Additional paid-in capital	3,093,058	3,021,040
Accumulated other comprehensive income (loss)	1,197	(1,678)
Accumulated deficit	(2,241,243)	(2,227,214)
Treasury stock, 5,930,380 and 5,626,074 common shares, at cost, respectively	(76,732)	(73,944)
Total Archrock stockholders’ equity	777,049	718,966
Noncontrolling interest	(41,431)	(34,038)
Total equity	735,618	684,928
Total liabilities and equity	$2,408,007	$2,414,779
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Contract operations	$610,921	$647,828	$781,166
Aftermarket services	183,734	159,241	216,942
Total revenue	794,655	807,069	998,108

Costs and expenses:
Cost of sales (excluding depreciation and amortization):
Contract operations	263,005	247,040	319,401
Aftermarket services	155,917	132,879	175,645
Selling, general and administrative	111,483	114,470	131,919
Depreciation and amortization	188,563	208,986	229,127
Long-lived asset impairment	29,142	87,435	124,979
Restatement and other charges	4,370	13,470	—
Restructuring and other charges	1,386	16,901	4,745
Goodwill impairment	—	—	3,738
Interest expense	88,760	83,899	107,617
Debt extinguishment costs	291	—	9,201
Other income, net	(5,643)	(8,590)	(2,079)
Total costs and expenses	837,274	896,490	1,104,293
Loss before income taxes	(42,619)	(89,421)	(106,185)
Provision for (benefit from) income taxes	(61,083)	(24,604)	53,189
Income (loss) from continuing operations	18,464	(64,817)	(159,374)
Income (loss) from discontinued operations, net of tax	(54)	(426)	33,677
Net income (loss)	18,410	(65,243)	(125,697)
Less: Net (income) loss attributable to the noncontrolling interest	543	10,688	(6,852)
Net income (loss) attributable to Archrock stockholders	$18,953	$(54,555)	$(132,549)

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Archrock common stockholders	$0.26	$(0.79)	$(2.44)
Income (loss) from discontinued operations attributable to Archrock common stockholders	—	(0.01)	0.50
Net income (loss) attributable to Archrock common stockholders	$0.26	$(0.80)	$(1.94)

Weighted average common shares outstanding used in income (loss) per common share:
Basic	69,552	68,993	68,433
Diluted	69,664	68,993	68,433

Dividends declared and paid per common share	$0.4800	$0.4975	$0.6000
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$18,410	$(65,243)	$(125,697)
Other comprehensive income (loss), net of tax:
Derivative gain (loss), net of reclassifications to earnings	7,107	1,373	(3,465)
Adjustments from changes in ownership of Partnership	32	(469)	(223)
Amortization of terminated interest rate swaps	359	157	1,990
Foreign currency translation adjustment	—	—	(26,745)
Total other comprehensive income (loss)	7,498	1,061	(28,443)
Comprehensive income (loss)	25,908	(64,182)	(154,140)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(4,080)	9,519	(5,813)
Comprehensive income (loss) attributable to Archrock stockholders	$21,828	$(54,663)	$(159,953)

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

		Archrock, Inc. Stockholders
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount			Shares	Amount
Balance, January 1, 2015	73,808,200	$738	$3,715,586	$25,834	(4,963,013)	$(68,532)	$(1,963,605)	$155,785	$1,865,806
Treasury stock purchased					(137,994)	(3,985)			(3,985)
Options exercised	89,759	1	1,105						1,106
Cash dividends							(41,584)		(41,584)
Shares issued in employee stock purchase plan	28,693		910						910
Stock-based compensation, net of forfeitures	1,087,656	11	16,473		(289,335)			1,164	17,648
Income tax expense from stock-based compensation expense			(478)						(478)
Adjustments from changes in ownership of the Partnership			17,662					(27,634)	(9,972)
Net proceeds from the sale of Partnership units, net of tax			724						724
Cash distribution to noncontrolling unitholders of the Partnership								(81,779)	(81,779)
Shares issued for exercise of warrants			(88)		6,372	88			—
Spin-off Exterran Corporation			(806,997)	(29,160)					(836,157)
Comprehensive income (loss)				1,756			(132,549)	5,813	(124,980)
Balance, December 31, 2015	75,014,308	$750	$2,944,897	$(1,570)	(5,383,970)	$(72,429)	$(2,137,738)	$53,349	$787,259
Treasury stock purchased					(184,368)	(1,515)			(1,515)
Cash dividends							(34,921)		(34,921)
Stock-based compensation, net of forfeitures	1,147,971	12	9,446		(57,736)			1,241	10,699
Income tax expense from stock-based compensation expense			(912)						(912)
Contribution from Exterran Corporation			49,145						49,145
Adjustments for changes in ownership of the Partnership			18,464					(27,037)	(8,573)
Cash distribution to noncontrolling unitholders of the Partnership								(52,072)	(52,072)
Comprehensive loss				(108)			(54,555)	(9,519)	(64,182)
Balance, December 31, 2016	76,162,279	$762	$3,021,040	$(1,678)	(5,626,074)	$(73,944)	$(2,227,214)	$(34,038)	$684,928
Treasury stock purchased					(225,237)	(2,788)			(2,788)
Cash dividends							(34,063)		(34,063)
Shares issued in employee stock purchase plan	35,180		356						356
Stock-based compensation, net of forfeitures	616,799	6	8,115		(79,069)			888	9,009
Stock options exercised	66,604	1	991						992
Contribution from Exterran Corporation			44,709						44,709
Net proceeds from the sale of Partnership units, net of tax			17,638					32,088	49,726
Cash distribution to noncontrolling unitholders of the Partnership								(44,449)	(44,449)
Impact of adoption of ASU 2016-09			209				1,081		1,290
Comprehensive income				2,875			18,953	4,080	25,908
Balance, December 31, 2017	76,880,862	$769	$3,093,058	$1,197	(5,930,380)	$(76,732)	$(2,241,243)	$(41,431)	$735,618
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$18,410	$(65,243)	$(125,697)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	188,563	208,986	229,127
Long-lived asset impairment	29,142	87,435	124,979
Inventory write-downs	2,397	3,182	4,287
Goodwill impairment	—	—	3,738
Amortization of deferred financing costs	6,976	6,271	6,429
Amortization of debt discount	1,325	1,245	1,170
Amortization of terminated interest rate swaps	552	242	3,063
Debt extinguishment costs	291	—	9,201
Interest rate swaps	2,183	1,590	603
(Income) loss from discontinued operations, net of tax	54	426	(33,677)
Stock-based compensation expense	8,461	8,969	10,029
Non-cash restructuring charges	997	2,158	2,515
Provision for doubtful accounts	5,144	3,637	3,163
Gain on sale of property, plant and equipment	(5,675)	(5,999)	(1,645)
Loss on non-cash consideration in March 2016 Acquisition	—	635	—
Deferred income tax provision (benefit)	(59,760)	(24,956)	51,218
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, trade	(6,637)	32,403	9,023
Inventory	(236)	29,296	11,989
Other current assets	(721)	5,547	1,242
Accounts payable and other liabilities	9,616	(21,885)	(626)
Deferred revenue	730	392	(2,401)
Other	104	(16)	15,971
Net cash provided by continuing operations	201,916	274,315	323,701
Net cash provided by discontinued operations	—	—	105,106
Net cash provided by operating activities	201,916	274,315	428,807
Cash flows from investing activities:
Capital expenditures	(221,693)	(117,572)	(256,142)
Proceeds from sale of property, plant and equipment	46,954	41,892	18,767
Payment for March 2016 Acquisition	—	(13,779)	—
Net cash used in continuing operations	(174,739)	(89,459)	(237,375)
Net cash used in discontinued operations	—	—	(91,504)
Net cash used in investing activities	(174,739)	(89,459)	(328,879)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,242,000	536,500	1,483,258
Repayments of long-term debt	(1,270,194)	(675,000)	(1,921,758)
Payments for debt issuance costs	(14,855)	(2,395)	(6,100)
Payments above face value for redemption of senior notes	—	—	(6,346)
Payments for settlement of interest rate swaps that include financing elements	(1,785)	(3,058)	(3,728)
Dividends to Archrock stockholders	(34,063)	(34,921)	(41,584)
Distributions to noncontrolling partners in the Partnership	(44,449)	(52,072)	(81,779)
Net Proceeds from sale of Partnership units	60,291	—	1,164
Proceeds from stock options exercised	992	—	1,106
Proceeds from stock issued under our employee stock purchase plan	356	—	910
Purchases of treasury stock	(2,788)	(1,515)	(3,985)
Contribution from Exterran Corporation	44,720	49,176	532,578
Cash distributed to Exterran Corporation	—	—	(52,479)
Net cash used in financing activities	(19,775)	(183,285)	(98,743)
Net increase in cash and cash equivalents	7,402	1,571	1,185
Cash and cash equivalents at beginning of period	3,134	1,563	378
Cash and cash equivalents at end of period	$10,536	$3,134	$1,563
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized amounts	$78,891	$77,958	$101,728
Income taxes paid (refunded), net	(695)	(3,991)	2,057
Supplemental disclosure of non-cash transactions:
Accrued capital expenditures	$22,490	$6,274	$253
Non-cash consideration in March 2016 Acquisition	—	3,165	—
Partnership units issued in March 2016 Acquisition	—	1,799	—
Treasury shares issued for exercise of warrants	—	—	88
Spin-off of Exterran Corporation	—	—	(29,160)
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

We are a pure play U.S. natural gas contract operations services business and the leading provider of natural gas compression services to customers in the oil and natural gas industry throughout the U.S. and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. We operate in two primary business segments: contract operations and aftermarket services. In our contract operations business, we use our fleet of natural gas compression equipment to provide operations services to our customers. In our aftermarket services business, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

Proposed Merger

On January 1, 2018, we entered into the Merger Agreement pursuant to which Merger Sub will be merged with and into the Partnership with the Partnership surviving as our indirect wholly-owned subsidiary. Under the terms of the Merger Agreement, at the effective time of the Proposed Merger, each common unit of the Partnership not owned by us will be converted into the right to receive 1.40 shares of our common stock and all of the Partnership’s incentive distribution rights, which are owned indirectly by us, will be canceled and will cease to exist.

As a result of the completion of the Proposed Merger, common units of the Partnership will no longer be publicly traded. All of the Partnership’s outstanding debt is expected to remain outstanding. We and the Partnership expect to issue, to the extent not already in place, guarantees of the indebtedness of Archrock and the Partnership. Subject to the satisfaction or waiver of certain conditions, including the approval of the Merger Agreement by the Partnership’s unitholders and approval of the issuance of Archrock common stock in connection with the Proposed Merger by Archrock shareholders, the Proposed Merger is expected to close in the second quarter of 2018.

The Merger Agreement contains certain termination rights, including the right for either us or the Partnership, as applicable, to terminate the Merger Agreement if the closing of the transactions contemplated by the Merger Agreement has not occurred on or before September 30, 2018. In the event of termination of the Merger Agreement under certain circumstances, we may be required to pay the Partnership a termination fee of $10 million.

As we control the Partnership and will continue to control the Partnership after the Proposed Merger, the change in our ownership interest will be accounted for as an equity transaction, and no gain or loss will be recognized in our consolidated statements of operations resulting from the Proposed Merger. The tax effects of the Proposed Merger will be reported as adjustments to long-term assets associated with discontinued operations, deferred income taxes, additional paid-in capital and other comprehensive income.

At December 31, 2017, we owned all of the general partner interest, including incentive distribution rights, and a portion of the limited partner interest, which together represented an approximate 43% ownership interest in the Partnership. The equity interests in and earnings of the Partnership that were owned by the public at December 31, 2017 are reflected in “Noncontrolling interest” and “Net (income) loss attributable to the noncontrolling interest” in our consolidated balance sheets and consolidated statement of operations, respectively. Our general partner incentive distribution rights will be terminated at the closing of the Proposed Merger.

See Note 23 (“Proposed Merger”) for details of the Proposed Merger.

Principles of Consolidation

The accompanying consolidated financial statements include Archrock and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

For financial reporting purposes, we consolidate the financial statements of the Partnership with those of our own and reflect its operations in our contract operations business segment. We control the Partnership through our ownership of its General Partner. Public ownership of the Partnership’s net assets and earnings is presented as a component of noncontrolling interest in our consolidated financial statements. The borrowings of the Partnership are presented as part of our consolidated debt. However, we do not have any obligation for the payment of interest or repayment of borrowings incurred by the Partnership.

Use of Estimates in the Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Management believes that the estimates and assumptions used are reasonable.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

Contract operations revenue is recognized when earned, which generally occurs monthly when service is provided under our customer contracts. Aftermarket services revenue is recognized on a completed contract basis as products are delivered and title is transferred, or services are performed for the customer.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. We believe that the credit risk of our temporary cash investments is minimal because our cash is held in accounts with multiple financial institutions. Trade accounts receivable are due from companies of varying size engaged principally in oil and natural gas activities throughout the U.S. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of products and services we provide and the terms of our contract operations customer service agreements.

Outstanding accounts receivable are reviewed regularly for non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at each balance sheet date. During the years ended December 31, 2017, 2016 and 2015, we recorded bad debt expense of $5.1 million, $3.6 million and $3.1 million, respectively.

Inventory

Inventory consists of parts used for maintenance of natural gas compression equipment. Inventory is stated at the lower of cost or net realizable value using the average cost method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives as follows:

Compression equipment, facilities and other fleet assets	3 to 30 years
Buildings	20 to 35 years
Transportation and shop equipment	3 to 10 years
Computer hardware and software	3 to 5 years
Other	3 to 10 years

Major improvements that extend the useful life of an asset are capitalized. Repairs and maintenance are expensed as incurred. When property, plant and equipment is sold, retired or otherwise disposed of, the gain or loss is recorded in other (income) loss, net.

Computer software

Certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software, which ranges from three years to five years. Costs related to the preliminary project stage and the post-implementation/operation stage of an internal-use computer software development project are expensed as incurred.

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

Goodwill

Goodwill acquired in connection with business combinations represented the excess of consideration over the fair value of tangible and identifiable intangible net assets acquired. Certain assumptions and estimates were employed in determining the fair value of assets acquired and liabilities assumed, as well as in determining the allocation of goodwill to the appropriate reporting unit.

We reviewed the carrying value of our goodwill for potential impairment in the fourth quarter of every year, or whenever events or other circumstances indicated that we may not be able to recover the carrying amount. We first assessed qualitative factors to evaluate whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount as the basis for determining whether it was necessary to perform the two-step goodwill impairment test.

If a two-step goodwill impairment test is elected or required, the first step is to compare the implied fair value of our reporting unit with its carrying value (including the goodwill). If the implied fair value of the reporting unit is higher than the carrying value, no impairment is deemed to exist and no further testing is required. If the implied fair value of the reporting unit is below the recorded carrying value, then a second step must be performed to determine the goodwill impairment required, if any. We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss for that excess amount.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test is judgmental in nature and involves the use of significant estimates and assumptions, which have a significant impact on the fair value determined. We determined the fair value of our reporting unit using both the expected present value of future cash flows and a market approach. Each approach was weighted 50% in determining our calculated fair value. The present value of future cash flows were estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on earnings before interest expense, provision for income taxes and depreciation and amortization of comparable peer companies. Significant estimates for our reporting unit included in our impairment analysis were our cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples.
In the fourth quarter of 2015, energy markets experienced an accelerated decline in oil and natural gas prices which impacted our future cash flow forecasts, our market capitalization and the market capitalization of peer companies. We identified these conditions as a triggering event and performed a two-step goodwill impairment test as of December 31, 2015, which resulted in a full impairment of our goodwill of $3.7 million.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the consolidated financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Hedging and Use of Derivative Instruments

We use derivative instruments to minimize the risks and costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative instruments for trading or other speculative purposes. We record interest rate swaps on the balance sheet as either derivative assets or derivative liabilities measured at their fair value. The fair value of our derivatives is based on the income approach (discounted cash flow) using market observable inputs, including forward LIBOR curves. Changes in the fair value of the derivatives designated as cash flow hedges are deferred in accumulated other comprehensive income (loss), net of tax, to the extent the contracts are effective as hedges until settlement of the underlying hedged transaction. To qualify for hedge accounting treatment, we must formally document, designate and assess the effectiveness of the transactions. If the necessary correlation ceases to exist or if the anticipated transaction is no longer probable, we would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swap agreements are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

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

Diluted income (loss) attributable to Archrock common stockholders per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options, restricted stock units and stock to be issued pursuant to our employee stock purchase plan unless their effect would be anti-dilutive.

The following table summarizes net loss attributable to Archrock common stockholders used in the calculation of basic and diluted income (loss) per common share (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income (loss) from continuing operations attributable to Archrock stockholders	$19,007	$(54,129)	$(166,226)
Income (loss) from discontinued operations, net of tax	(54)	(426)	33,677
Net income (loss) attributable to Archrock stockholders	18,953	(54,555)	(132,549)
Less: Net income attributable to participating securities	(681)	(630)	(514)
Net income (loss) attributable to Archrock common stockholders	$18,272	$(55,185)	$(133,063)

The following table shows the potential shares of common stock that were included in computing diluted loss attributable to Archrock common stockholders per common share (in thousands):

	Year Ended December 31,
	2017	2016	2015
Weighted average common shares outstanding including participating securities	70,860	70,468	69,389
Less: Weighted average participating securities outstanding	(1,308)	(1,475)	(956)
Weighted average common shares outstanding — used in basic loss per common share	69,552	68,993	68,433
Net dilutive potential common shares issuable:
On exercise of options and vesting of restricted stock units	112	*	*
Weighted average common shares outstanding — used in diluted loss per common share	69,664	68,993	68,433
——————

*	Excluded from diluted loss per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted income (loss) attributable to Archrock common stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	268	597	572
On exercise of options and vesting of restricted stock units	—	60	214
Net dilutive potential common shares issuable	268	657	786

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of changes in the fair value of derivative instruments, net of tax, that are designated as cash flow hedges to the extent the hedge is effective, amortization of terminated interest rate swaps, adjustments related to changes in our ownership of the Partnership and foreign currency translation adjustments.

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, and excluding noncontrolling interest, during the years ended December 31, 2015, 2016, and 2017 (in thousands):

	Derivatives Cash Flow Hedges		Foreign Currency Translation Adjustment		Total
Accumulated other comprehensive income (loss), January 1, 2015	$(911)		$26,745		$25,834
Gain (loss) recognized in other comprehensive loss, net of tax	(2,713)	(1)	2,415		(298)
(Gain) loss reclassified from accumulated other comprehensive loss, net of tax	2,054	(2)	(29,160)	(3)	(27,106)
Other comprehensive loss attributable to Archrock stockholders	(659)		(26,745)		(27,404)
Accumulated other comprehensive loss, December 31, 2015	$(1,570)		$—		$(1,570)
Loss recognized in other comprehensive loss, net of tax	(1,457)	(4)	—		(1,457)
Loss reclassified from accumulated other comprehensive loss, net of tax	1,349	(5)	—		1,349
Other comprehensive loss attributable to Archrock stockholders	(108)		—		(108)
Accumulated other comprehensive loss, December 31, 2016	$(1,678)		$—		$(1,678)
Gain recognized in other comprehensive income, net of tax	1,910	(6)	—		1,910
Loss reclassified from accumulated other comprehensive income, net of tax	965	(7)	—		965
Other comprehensive income attributable to Archrock stockholders	2,875		—		2,875
Accumulated other comprehensive income, December 31, 2017	$1,197		$—		$1,197
——————

(1)
During the year ended December 31, 2015, we recognized a loss of $4.1 million and a tax benefit of $1.4 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative instruments.

(2)
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

(4)
During the year ended December 31, 2016, we recognized a loss of $2.1 million and a tax benefit of $0.6 million, in other comprehensive income (loss), net of tax, related to changes in the fair value of derivative instruments.

(5)
During the year ended December 31, 2016, we reclassified a $2.0 million loss to interest expense and a tax benefit of $0.7 million to provision for (benefit from) income taxes in our consolidated statements of operations from accumulated other comprehensive income (loss).

(6)
During the year ended December 31, 2017, we recognized a gain of $2.7 million and tax provision of $0.8 million in other comprehensive income (loss) related to the change in the fair value of derivative instruments.

(7)
During the year ended December 31, 2017, we reclassified a loss of $1.5 million to interest expense and a tax benefit of $0.5 million to provision for (benefit from) income taxes in our consolidated statements of operations from accumulated other comprehensive income (loss).

2. Recent Accounting Developments

Accounting Standards Updates Implemented

On January 1, 2017, we adopted Update 2016-09, which simplifies several aspects of the accounting for share-based payment transactions and had the following impacts to our consolidated financial statements:

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

•
Update 2016-09 also reflects the FASB’s decision that cash flows related to excess tax benefits should be classified as cash flows from operating activities on the consolidated statements of cash flows. We adopted this provision on a retrospective basis which resulted in a $0.2 million and $1.2 million increase in net cash provided by operating activities and a $0.2 million and $1.2 million increase in net cash used in financing activities on the accompanying consolidated statements of cash flows for the years ended December 31, 2016 and December 31, 2015, respectively.

On January 1, 2017, we adopted Accounting Standards Update No. 2015-11 which requires us to measure inventory at the lower of cost and net realizable value, which is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. There was no material impact to the consolidated financial statements as a result of the adoption of this standard.

Accounting Standards Updates Not Yet Implemented

In August 2017, the FASB issued Update 2017-12 which expands and refines hedge accounting for both nonfinancial and financial risk components, aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements and makes certain targeted improvements to simplify the application of hedge accounting guidance. Update 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities will apply Update 2017-12 provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted; amended presentation and disclosure guidance will be required only prospectively. We are currently evaluating the impact of Update 2017-12 on our consolidated financial statements, including the impact of an early adoption as permitted in the guidance.

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

In February 2016, the FASB issued Update 2016-02 that establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged. Update 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In November 2017, the FASB tentatively decided to amend certain aspects of Update 2016-02 to allow entities the option to elect not to restate comparative periods when transitioning to the new standard and to elect not to separate lease and non-lease components when certain conditions are met. We are in the initial phase of our assessment which includes identifying potential contracts and transactions subject to the provisions of the standard such that we can assess the impacts on our consolidated financial statements.

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

Under current guidance, contract operations revenue is recognized when earned, which generally occurs monthly when the service is provided under our customer service agreements. We anticipate the timing of revenue recognized will be impacted by contractual provisions for availability guarantees for our services and re-billable costs associated with moving compressor equipment to a customer site. We have concluded that these changes will not result in a material difference from current practice.

We have concluded that there will not be a material difference in the amount or timing of revenues for sales of aftermarket services parts and components. A change is expected related to our aftermarket services operations, maintenance, overhaul and reconfiguration services. Under current guidance, revenue is recognized on a completed contract basis as products are delivered and title is transferred, or services are performed for the customer. Under the new guidance, these services will meet the requirements to be recognized as revenue over time, using output or input methods to measure the progress toward complete satisfaction of the performance obligation based on the nature of the good or service being provided.

The Revenue Recognition Update provides guidance on contract costs that should be recognized as assets and amortized over the period that the related goods or services transfer to the customer. Certain costs such as sales commissions and freight charges to transport compressor equipment, currently expensed as incurred, will be deferred and amortized.

We will adopt the Revenue Recognition Update effective January 1, 2018, using the modified retrospective transition method applied to those contracts which are not complete as of that date, which will result in a cumulative-effect adjustment to decrease retained deficit by an amount ranging from $14 million to $18 million dollars, net of tax.

We anticipate significant changes to our disclosures based on the requirements prescribed by the Revenue Recognition Update.

Prior to our adoption of the Revenue Recognition Update effective January 1, 2018, we established a transition team, with representation from all functional areas of our businesses that were expected to be impacted in order to implement the required changes. Processes to capture and verify the quality of information needed, including identifying and implementing changes to our information technology systems, were developed and tested. We are also updating our accounting policies and documenting operational procedures for recognizing revenue under the new guidance.

We are finalizing changes to our internal control structure and upon adoption plan to implement new controls to address the risks associated with recognizing revenue under the new guidance. We have modified certain controls effective in the fourth quarter of 2017 to take into consideration the new criteria for recognizing revenue, specifically identifying promises within the contract that give rise to performance obligations, and evaluating the impact of variable consideration on the transaction price. We will continue to evaluate our business processes, systems and controls to ensure the accuracy and timeliness of the recognition and disclosure requirements under the new revenue guidance.

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

In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation on the Distribution Date, which include but are not limited to:

•
The separation and distribution agreement contains the key provisions relating to the separation of our business from Exterran Corporation’s business. The separation and distribution agreement identifies the assets and rights that were transferred, liabilities that were assumed or retained and contracts and related matters that were assigned to us or Exterran Corporation in the Spin-off and describes how these transfers, assumptions and assignments occurred. Additionally, the separation and distribution agreement specifies our right to receive payments from a subsidiary of Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation’s subsidiaries from PDVSA Gas in respect of the sale of Exterran Corporation’s subsidiaries’ and joint ventures’ previously nationalized assets promptly after such amounts are collected by Exterran Corporation’s subsidiaries. During the years ended December 31, 2017, and 2016, Exterran Corporation received installment payments of $19.7 million and $49.2 million, respectively, from PDVSA Gas relating to these sales and transferred cash to us equal to that amount. Exterran Corporation or its subsidiary was due to receive the remaining principal amount as of December 31, 2017 of approximately $20.9 million. As these remaining proceeds are received, Exterran Corporation intends to contribute to us an amount equal to such proceeds pursuant to the terms of the separation and distribution agreement. The separation and distribution agreement also specifies our right to receive a $25.0 million cash payment from a subsidiary of Exterran Corporation promptly following the occurrence of a qualified capital raise as defined in the Exterran Corporation credit agreement. Such a qualified capital raise occurred on April 4, 2017, when Exterran Corporation completed an issuance of 8.125% Senior Notes. In satisfaction of the separation and distribution agreement, we received a cash payment of $25.0 million on April 11, 2017.

•
The tax matters agreement governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes. Subject to the provisions of this agreement Exterran Corporation and we agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of December 31, 2017, we classified $6.4 million of unrecognized tax benefits (including interest and penalties) as long-term liability associated with discontinued operations since it relates to operations of Exterran Corporation prior to the Spin-off. We have also recorded an offsetting $6.4 million indemnification asset related to this reserve as long-term assets associated with discontinued operations.

•
The transition services agreement sets forth the terms on which Exterran Corporation provides to us, and we provide to Exterran Corporation, on a temporary basis, certain services or functions that the companies historically shared. Each service provided under the agreement has its own duration, generally less than one year and not more than two years, extension terms and monthly cost, and the transition services agreement will terminate upon cessation of all services provided thereunder. For the years ended December 31, 2017 and 2016, we recorded an immaterial amount and $0.5 million of other income, respectively, and an immaterial amount and $1.0 million of SG&A, respectively, associated with the services under the transition services agreement. For the period from November 4, 2015 through December 31, 2015, we recorded other income of $0.4 million and SG&A expense of $0.6 million associated with the services under the transition services agreement.

•
The supply agreement, which expired November 2017, set forth the terms under which Exterran Corporation provided manufactured equipment, including the design, engineering, manufacturing and sale of natural gas compression equipment, on an exclusive basis to us and the Partnership, subject to certain exceptions. We have entered into a new non-exclusive supply agreement with Exterran Corporation to be one of our suppliers of newly-manufactured compression equipment. For the years ended December 31, 2017 and 2016, we purchased $150.2 million and $59.0 million, respectively, of newly-manufactured compression equipment from Exterran Corporation. For the period from November 4, 2015 through December 31, 2015, we purchased $44.4 million of newly-manufactured compression equipment from Exterran Corporation.

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

Other discontinued operations activity

In December 2013, we abandoned our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. The abandonment of this business meets the criteria established for recognition as discontinued operations under GAAP. Therefore certain deferred tax assets related to our contract water treatment business have been reported as discontinued operations in our consolidated balance sheet. This business was previously included in our contract operations segment.

The following tables summarize the operating results of discontinued operations (in thousands):

	Years Ended December 31,
	2017	2016	2015
	Exterran Corporation	Exterran Corporation	Exterran Corporation(1)	Contract Water Treatment Business	Total
Revenue	$—	$—	$1,401,908	$—	$1,401,908
Cost of sales (excluding depreciation and amortization)	—	—	1,022,756	222	1,022,978
Selling, general and administrative	—	—	171,912	—	171,912
Depreciation and amortization	—	—	124,605	—	124,605
Long-lived asset impairment	—	—	14,264	—	14,264
Restructuring and other charges	—	—	43,884	—	43,884
Interest expense	—	—	1,578	—	1,578
Equity in income of non-consolidated affiliates	—	—	(15,152)	—	(15,152)
Other (income) loss, net(2)	154	37	(24,796)	—	(24,796)
Income (loss) from discontinued operations before income taxes	(154)	(37)	62,857	(222)	62,635
Provision for (benefit from) income taxes	(100)	389	29,046	(88)	28,958
Income (loss) from discontinued operations, net of tax	$(54)	$(426)	$33,811	$(134)	$33,677
——————

(1)	Includes the results of operations of Exterran Corporation and costs directly attributable to the Spin-off.

(2)	Includes income from discontinued operations, net of tax, related to previously discontinued Venezuela operations of $56.8 million for the year ended December 31, 2015.

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	December 31, 2017			December 31, 2016
	Exterran Corporation	Contract Water Treatment Business	Total	Exterran Corporation	Contract Water Treatment Business	Total
Other current assets	$300	$—	$300	$923	$—	$923
Total current assets associated with discontinued operations	300	—	300	923	—	923
Other assets, net	6,421	—	6,421	6,575	—	6,575
Deferred income taxes (1)	—	6,842	6,842	54	13,445	13,499
Total assets associated with discontinued operations	$6,721	$6,842	$13,563	$7,552	$13,445	$20,997
Other current liabilities	$297	$—	$297	$909	$—	$909
Total current liabilities associated with discontinued operations	297	—	297	909	—	909
Deferred income taxes	6,421	—	6,421	6,575	—	6,575
Total liabilities associated with discontinued operations	$6,718	$—	$6,718	$7,484	$—	$7,484

——————

(1)
During the year ended December 31, 2017 the Contract Water Treatment Business deferred tax asset was reduced by $4.6 million as a result of remeasurement due to the change in corporate tax rate from 35% to 21% enacted in the TCJA (See Note 15 (“Income Taxes”) to our Financial Statements). GAAP requires the income tax effects of changes in tax laws or rates to be reported in continuing operations and as a result the $4.6 million adjustment is included in continuing operations in Provision for (benefit from) income taxes in our Consolidated Statement of Operations.

4. Business Acquisitions

In March 2016, the Partnership completed the March 2016 Acquisition, whereby it acquired contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The $18.8 million purchase price was funded with $13.8 million in borrowings under its Former Credit Facility, a non-cash exchange of 24 Partnership compressor units for $3.2 million, and the issuance of 257,000 of the Partnership’s common units for $1.8 million. In connection with this acquisition, the Partnership issued and sold to GP, our wholly-owned subsidiary and the Partnership’s general partner, 5,205 general partner units to maintain the General Partner’s approximate 2% general partner interest in the Partnership. During the year ended December 31, 2016, the Partnership incurred transaction costs of $0.2 million related to the March 2016 Acquisition, which is reflected in other income, net, in our consolidated statement of operations.

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

5. Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2017	2016
Parts and supplies	$72,528	$80,641
Work in progress	18,163	13,160
Inventory	$90,691	$93,801

During the years ended December 31, 2017, 2016 and 2015 we recorded write-downs to inventory of $2.4 million, $3.2 million and $4.3 million, respectively, for inventory considered to be excess, obsolete or carried at an amount above net realizable value.

6. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2017	2016
Compression equipment, facilities and other fleet assets	$3,192,363	$3,147,708
Land and buildings	45,754	48,964
Transportation and shop equipment	100,133	102,312
Computer hardware and software	90,296	79,019
Other	12,419	29,481
Property, plant and equipment	3,440,965	3,407,484
Accumulated depreciation	(1,364,038)	(1,328,385)
Property, plant and equipment, net	$2,076,927	$2,079,099

Depreciation expense was $170.8 million, $191.1 million and $212.0 million during the years ended December 31, 2017, 2016 and 2015, respectively. Assets under construction of $67.9 million and $29.3 million were primarily included in compression equipment, facilities and other fleet assets at December 31, 2017 and 2016, respectively.

7. Intangible Assets, net

Intangible assets, net consisted of the following (in thousands):

	December 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related (10-25 year life)	$107,008	$(64,887)	$107,008	$(59,551)
Contract based (3-7 year life)	68,395	(41,644)	68,395	(29,155)
Intangible assets	$175,403	$(106,531)	$175,403	$(88,706)

Amortization of intangible assets totaled $17.8 million, $17.9 million and $17.1 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2018	$16,499
2019	13,047
2020	9,562
2021	4,687
2022	3,496
Thereafter	21,581
Total	$68,872

8. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued salaries and other benefits	$27,246	$25,427
Accrued income and other taxes	15,661	13,742
Accrued interest	13,138	12,392
Interest rate swaps fair value	134	3,226
Accrued other liabilities	14,937	14,852
Accrued liabilities	$71,116	$69,639

9. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Credit Facility	$56,000	$99,000
Partnership Credit Facility	674,306	—
Partnership former credit facility	—	509,500

Partnership former term loan facility	—	150,000
Less: Deferred financing costs, net of amortization	—	(353)
	—	149,647

Partnership’s 6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(2,523)	(3,213)
Less: Deferred financing costs, net of amortization	(3,338)	(4,366)
	344,139	342,421

Partnership’s 6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(3,441)	(4,076)
Less: Deferred financing costs, net of amortization	(3,951)	(4,768)
	342,608	341,156
Long-term debt	$1,417,053	$1,441,724

Credit Facility

In October 2015, in connection with the Spin-off, we entered into the Credit Facility, a five-year, $350 million revolving credit facility. In November 2015, we terminated our former credit facility and wrote off $0.4 million of unamortized deferred financing costs which were included in interest expense in our consolidated statement of operations for the year ended December 31, 2015.

The Credit Facility will mature in November 2020. As of December 31, 2017, we had $56.0 million in outstanding borrowings, $15.4 million in outstanding letters of credit and undrawn capacity of $278.6 million under the Credit Facility. Our Credit Facility limits our Total Debt to EBITDA ratio (as defined in the Credit Facility) to not greater than 4.25 to 1.0 and our EBITDA to Total Interest Expense ratio (as defined in the Credit Facility) to not greater than 2.25 to 1.0. As a result of the Total Debt to EBITDA ratio limitation, $200.7 million of the $278.6 million undrawn capacity under the Credit Facility was available for additional borrowings as of December 31, 2017.

Borrowings under the Credit Facility bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our Total Leverage Ratio (as defined in the Credit Facility agreement), the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.75% to 2.75% and (ii) in the case of base rate loans, from 0.75% to 1.75%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2017, the applicable margin on amounts outstanding was 1.8%. The weighted average annual interest rate at December 31, 2017 and 2016 on the outstanding balance under the Credit Facility was 3.3% and 2.5%, respectively.

We are required to pay commitment fees based on the daily unused amount of the Credit Facility in an amount, depending on our leverage ratio, ranging from 0.25% to 0.50%. We incurred $0.7 million, $0.5 million and $1.0 million in commitment fees on the daily unused amount of the Credit Facility during the years ended December 31, 2017, 2016 and 2015, respectively.

We and our Significant Domestic Subsidiaries (as defined in the Credit Facility agreement) guarantee the debt under the Credit Facility. Borrowings under the Credit Facility are secured by substantially all of the personal property assets and certain real property assets of us and our Significant Domestic Subsidiaries, including all of the equity interests of our U.S. subsidiaries (other than certain excluded subsidiaries). The Partnership does not guarantee the debt under the Credit Facility, its assets are not collateral under the Credit Facility and the general partner units in the Partnership are not pledged under the Credit Facility. Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the Credit Facility may be increased by up to an additional $100 million.

In addition to the financial covenants discussed above, the Credit Facility contains various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity and making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. As of December 31, 2017, we were in compliance with all covenants under the Credit Facility.

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

We incurred $0.7 million and $3.7 million in transaction costs related to amendments of the Credit Facility during the years ended December 31, 2016 and 2015, respectively. These costs were included in other long-term assets in our consolidated balance sheets and are being amortized over the term of the Credit Facility.

Partnership Credit Facility
On March 30, 2017, the Partnership entered into the Partnership Credit Facility, a five-year, $1.1 billion asset-based revolving credit facility. The Partnership Credit Facility will mature on March 30, 2022, except that if any portion of the Partnership’s 6% senior notes due April 2021 are outstanding as of December 2, 2020, then the Partnership Credit Facility will instead mature on December 2, 2020. The Partnership incurred $14.9 million in transaction costs related to the Partnership Credit Facility, which were included in other long-term assets in our consolidated balance sheets and are being amortized over the term of the Partnership Credit Facility. Concurrent with entering into the Partnership Credit Facility, the Partnership terminated its Former Credit Facility and repaid $648.4 million in borrowings and accrued and unpaid interest and fees outstanding. All commitments under the Former Credit Facility have been terminated. As a result of the termination, the Partnership expensed $0.6 million of unamortized deferred financing costs associated with the $825.0 million revolving credit facility, which was included in interest expense in our consolidated statements of operations. Additionally, we recorded a loss of $0.3 million related to the extinguishment of the $150.0 million term loan.
As of December 31, 2017, the Partnership had $674.3 million in outstanding borrowings and no outstanding letters of credit under the Partnership Credit Facility.

Subject to certain conditions, including the approval by the lenders, the Partnership is able to increase the aggregate commitments under the Partnership Credit Facility by up to an additional $250.0 million. Portions of the Partnership Credit Facility up to $25.0 million and $50.0 million will be available for the issuance of letters of credit and swing line loans, respectively.

The Partnership Credit Facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 3.25% and (ii) in the case of base rate loans, from 1.00% to 2.25%. The base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) one-month LIBOR plus 1.00%. At December 31, 2017, the applicable margin on amounts outstanding was 3.2%. The weighted average annual interest rate at December 31, 2017 and 2016 on the outstanding balance under the Partnership Credit Facility and the Former Credit Facility, respectively, excluding the effect of interest rate swaps, was 4.8% and 3.7%, respectively.

Additionally, the Partnership is required to pay commitment fees based on the daily unused amount of the Credit Facility in an amount, depending on its leverage ratio, ranging from 0.375% to 0.50%. The Partnership incurred $2.1 million in commitment fees on the daily unused amount under the Partnership Credit Facility and $1.4 million and $1.8 million in commitment fees on the daily unused amount of the Former Credit Facility during the years ended December 31, 2017, 2016 and 2015, respectively.

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
——————

(1)
Subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the quarter in which the acquisition closes.

As of December 31, 2017, the Partnership had undrawn capacity of $425.7 million under the Partnership Credit Facility. As a result of the financial ratio requirements discussed above, $128.4 million of the $425.7 million of undrawn capacity was available for additional borrowings as of December 31, 2017.
A material adverse effect on the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts its ability to perform its obligations under the Partnership Credit Facility agreement, could lead to a default under that agreement. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreements, which would accelerate its obligation to repay its indebtedness under those agreements. As of December 31, 2017, the Partnership was in compliance with all financial covenants under the Partnership Credit Facility agreement.

During the years ended December 31, 2016 and 2015, we incurred transaction costs of $1.7 million and $1.3 million, respectively, related to amendments to the Former Credit Facility which were reflected in other long-term assets in our consolidated balance sheets and are being amortized over the term of the Former Credit Facility. During the year ended December 31, 2016, we expensed $0.4 million of unamortized deferred financing costs as a result of an amendment to the Former Credit Facility, which was reflected in interest expense in our consolidated statement of operations.

The Notes

The Notes are guaranteed on a senior unsecured basis by all of the Partnership’s existing subsidiaries (other than Archrock Partners Finance Corp., which is a co-issuer of the Partnership 2013 Notes) and certain of the Partnership’s future subsidiaries. The Notes and the guarantees, respectively, are the Partnership’s and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of the Partnership’s and the guarantors’ other senior obligations, and are effectively subordinated to all of the Partnership’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries.

The Partnership’s 6% Senior Notes Due April 2021

In March 2013, the Partnership issued $350.0 million aggregate principal amount of 6% senior notes due April 2021. These notes were issued at an original issuance discount of $5.5 million, which is being amortized at an effective interest rate of 6.25% over their term. In January 2014, holders of these exchanged their notes for registered notes with the same terms.

The Partnership may redeem all or a part of these notes at redemption prices (expressed as percentages of principal amount) equal to 103.00% for the twelve-month period beginning on April 1, 2017, 101.500% for the twelve-month period beginning on April 1, 2018 and 100.00% for the twelve-month period beginning on April 1, 2019 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date.

The Partnership’s 6% Senior Notes Due October 2022

In April 2014, the Partnership issued $350.0 million aggregate principal amount of 6% senior notes due October 2022. These notes were issued at an original issuance discount of $5.7 million, which is being amortized at an effective interest rate of 6.25% over their term. In February 2015, holders of these notes exchanged their notes for registered notes with the same terms.

Prior to April 1, 2018, the Partnership may redeem all or a part of these notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. On or after April 1, 2018, the Partnership may redeem all or a part of these notes at redemption prices (expressed as percentages of principal amount) equal to 103.00% for the twelve-month period beginning on April 1, 2018, 101.500% for the twelve-month period beginning on April 1, 2019 and 100.00% for the twelve-month period beginning on April 1, 2020 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date.

7.25% Senior Notes

On December 4, 2015, we redeemed for cash the $350.0 million aggregate principal amount of 7.25% senior notes due December 2018 at a redemption price equal to 101.813% of the principal amount thereof plus accrued but unpaid interest to the redemption date for $369.2 million. As a result of the redemption, we expensed the $6.3 million call premium and $2.9 million of unamortized deferred financing costs associated with these notes in the year ended December 31, 2015, which is reflected in debt extinguishment costs in our consolidated statements of operations.

Long-Term Debt Maturity Schedule

Contractual maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2017 are as follows (in thousands):

December 31, 2017
2018	$—
2019	—
2020	56,000
2021 (1)	350,000
2022 (1)	1,024,306
Total debt (1)	$1,430,306

——————

(1)
Include the full face value of the Notes and have not been reduced by the aggregate unamortized discount of $6.0 million and the aggregate unamortized deferred financing costs of $7.3 million as of December 31, 2017.

10. Derivatives

We are exposed to market risks associated with changes in interest rates. We use derivative instruments to minimize the risks and costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative instruments for trading or other speculative purposes.

Interest Rate Risk

At December 31, 2017, the Partnership was a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates:

Expiration Date	Notional Value (in millions)
May 2019	$100
May 2020	100
March 2022	300
$500

As of December 31, 2017, the weighted average effective fixed interest rate on the interest rate swaps was 1.8%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded $0.6 million of interest expense, an immaterial amount of interest income and $0.4 million of interest income during the years ended December 31, 2017, 2016 and 2015, respectively, due to ineffectiveness related to interest rate swaps. We estimate that $0.4 million of deferred pre-tax gain attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at December 31, 2017, will be reclassified into earnings as interest income at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our consolidated statements of cash flows.

In August 2017, the Partnership amended the terms of certain of its interest rate swap agreements, designated as cash flow hedges against the variability of future interest payments due under the Partnership Credit Facility, with a notional value of $300.0 million. The amended terms adjusted the fixed interest rate and extended the maturity dates to March 2022. These amendments effectively created new derivative contracts and terminated the old derivative contracts. As a result, as of the amendment date we discontinued the original cash flow hedge relationships on a prospective basis, and designated the amended interest rate swaps under new cash flow hedge relationships based on the amended terms. The fair value of the interest rate swaps immediately prior to the execution of the amendments was a liability of $0.7 million. The associated amount in accumulated other comprehensive income (loss) is being amortized into interest expense over the original terms of the interest rate swaps through May 2018.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

		Fair Value Asset (Liability)
	Balance Sheet Location	December 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets	$186	$—
Interest rate swaps	Other long-term assets	4,490	413
Interest rate swaps	Accrued liabilities	(134)	(3,226)
Interest rate swaps	Other long-term liabilities	—	(377)
Total derivatives		$4,542	$(3,190)

	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre-tax Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps
Year ended December 31, 2017	$5,553	Interest expense	$(3,209)
Year ended December 31, 2016	(3,069)	Interest expense	(4,698)
Year ended December 31, 2015	(8,901)	Interest expense	(7,259)

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

The following table presents our interest rate swaps asset and liability measured at fair value on a recurring basis as of December 31, 2017 and 2016, with pricing levels as of the date of valuation (in thousands):

	December 31, 2017	December 31, 2016
Interest rate swaps asset	$4,676	$413
Interest rate swaps liability	(134)	(3,603)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the years ended December 31, 2017 and 2016, we recorded non-recurring fair value measurements related to our idle and previously-culled compressor units. Our estimate of the compressor units’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements were classified as Level 3. The fair value of our impaired compressor units was $2.6 million and $6.5 million at December 31, 2017 and 2016, respectively. See Note 12 (“Long-Lived Asset Impairment”) for further details.

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

The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets and is considered a Level 2 measurement. The following table summarizes the carrying amount and fair value of our fixed rate debt as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Carrying amount of fixed rate debt (1)	$686,747	$683,577
Fair value of fixed rate debt	702,000	686,000
——————

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 9 (“Long-Term Debt”) for further details.

12. Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the years ended December 31, 2017, 2016 and 2015 we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on these reviews, we determined that certain idle compressor units would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment, and as a result of our review, we recorded an asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our review of our idle compression assets during the years ended December 31, 2017, 2016 and 2015 we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units and recorded additional impairment to reduce the book value of each unit to its estimated fair value.

The following table presents the results of our impairment review, as recorded in our contract operations segment, for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Idle compressor units retired from the active fleet	325	655	900
Horsepower of idle compressor units retired from the active fleet	100,000	262,000	371,000
Impairment recorded on idle compressor units retired from the active fleet	$26,287	$76,693	$111,718
Additional impairment recorded on available-for-sale compressor units previously culled	$—	$10,742	$13,261

In addition to the impairment discussed above, $2.9 million of property, plant and equipment was impaired during the year ended December 31, 2017 as the result of physical asset observations and other events that indicated the assets’ carrying values were not recoverable, which was comprised of approximately 7,000 horsepower of idle compressor units and $0.8 million of leasehold improvements and furniture and fixtures that were impaired in connection with the relocation of our corporate office during the third quarter. See Note 14 (“Corporate Office Relocation”) for further details.

13. Restructuring and Other Charges

As discussed in Note 3 (“Discontinued Operations”), we completed the Spin-off on the Distribution Date. During the years ended December 31, 2017, 2016 and 2015, we incurred $1.4 million, $3.6 million and $4.1 million, respectively, of costs associated with the Spin-off that were directly attributable to Archrock. The restructuring charges associated with the Spin-off are not directly attributable to our reportable segments because they primarily represent costs incurred within the corporate function. As of December 31, 2017, no additional costs will be incurred under this program.

In the first quarter of 2016, we determined to undertake a cost reduction program to reduce our on-going operating expenses, including workforce reductions and closure of certain make-ready shops. These actions were a result of our review of our businesses and efforts to efficiently manage cost and maintain our businesses in line with then current and expected activity levels and anticipated make-ready demand in the U.S. market. During the year ended December 31, 2016, we incurred $13.3 million, respectively, of restructuring and other charges as a result of this plan primarily related to severance benefits and consulting fees. These charges are reflected as restructuring and other charges in our consolidated statement of operations. The cost reduction program under this plan was completed during the fourth quarter of 2016.

The following table presents the expense incurred under this plan by reportable segment (in thousands):

	Contract Operations	Aftermarket Services	Other (1)	Total
Year Ended December 31, 2016	$3,424	$1,113	$8,791	$13,328
——————

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

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the years ended December 31, 2015, 2016 and 2017 (in thousands):

	Spin-off	Cost Reduction Plan	Total
Balance at January 1, 2015	$—	$—	$—
Additions for costs expensed	4,135	610	4,745
Less: non-cash expense(1)(2)	(2,515)	—	(2,515)
Reductions for payments	(765)	(610)	(1,375)
Balance at December 31, 2015	$855	$—	$855
Additions for costs expensed	3,573	13,328	16,901
Less: non-cash expense(2)	(1,828)	—	(1,828)
Reductions for payments	(1,888)	(13,328)	(15,216)
Balance at December 31, 2016	$712	$—	$712
Additions for costs expensed	1,386	—	1,386
Less: non-cash expense(2)	(997)	—	(997)
Reductions for payments	(1,101)	—	(1,101)
Balance at December 31, 2017	$—	$—	$—
——————

(1)	Includes non-cash inventory write-down.

(2)	Includes non-cash retention benefits associated with the Spin-off to be settled in Archrock stock.

The following table summarizes the components of charges included in restructuring and other charges in our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Retention and severance benefits	$1,386	$12,374	$3,745
Consulting services	—	4,527	—
Non-cash inventory write-downs	—	—	1,000
Total restructuring and other charges	$1,386	$16,901	$4,745

14. Corporate Office Relocation

During the year ended December 31, 2017, we recorded $2.1 million in charges associated with the relocation of our corporate headquarters during the third quarter of 2017. The charges included the estimated costs that will continue to be incurred through the end of the lease term in the first quarter of 2018 associated with our former corporate office and relocation costs which are reflected in SG&A. Additionally, leasehold improvements and furniture and fixtures were impaired in the third quarter of 2017 and are reflected in long-lived asset impairment in our consolidated income statement (see Note 12 (“Long-Lived Asset Impairment”)). We do not expect to incur additional costs as a result of the relocation.

The following table summarizes the changes to our accrued liability balance related to our corporate office relocation for the year ended December 31, 2017 (in thousands):

Beginning balance at January 1, 2017	$—
Additions for costs expensed	2,113
Less non-cash expense (1)	(613)
Reductions for payments	(917)
Ending balance at December 31, 2017	$583
——————

(1)
Represents non-cash write-off of leasehold improvements, furniture and fixtures and the net liability associated with the straight-line expense associated with the lease of our former corporate office.

The following table summarizes our corporate office relocation costs by category during the year ended December 31, 2017 (in thousands):

Remaining lease costs	$1,258
Impairment of leasehold improvements and furniture and fixtures	795
Relocation costs	60
Total corporate relocation costs	$2,113

15. Income Taxes

Tax Cuts and Jobs Act

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which significantly reforms the Code. The TCJA, among other things, contains significant changes to corporate taxation including (i) a permanent reduction of the corporate income tax rate from 35% to 21%, (ii) a partial limitation on the deductibility of business interest expense, (iii) a limitation of the deduction for certain net operating losses to 80% of current year taxable income, (iv) an indefinite net operating loss carryforward, (v) immediate deductions for certain new investments instead of deductions for depreciation expense over time, (vi) the cessation of like-kind exchange treatment for exchanges of tangible personal property and (vii) the modification or repeal of many business deductions and credits.

The SEC staff issued guidance on accounting for the tax effects of the TCJA that provides a measurement period for companies to complete its accounting for income taxes that should not extend beyond one year from the TCJA’s enactment date. As of December 31, 2017, we have not finalized our accounting for the tax effects of the TCJA; however, in accordance with the SEC staff guidance, because we were able to determine a reasonable estimate, we recorded a provisional estimate in our financial statements as described below.

In connection with our initial analysis of the TCJA, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. However, we are still analyzing certain aspects of the TCJA and refining our calculations, which could potentially affect the provisional measurement of these balances. We anticipate completion of our 2017 income tax returns by the third quarter of 2018. Future guidance and additional information and interpretations with respect to the TCJA could impact the provisional amounts we have recorded.

Based on our current estimates, the provisional amount recorded at December 31, 2017 resulted in a $53.4 million tax benefit to our provision for income taxes in our consolidated statement of operations. This amount consisted of a $57.7 million tax benefit due to reducing our continuing operations net deferred tax liability, a $4.6 million tax detriment due to reducing our discontinued

operations deferred tax asset and a $0.3 million tax benefit due to reducing our other comprehensive income net deferred tax liability.

Current and Deferred Tax Provision

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current tax provision (benefit):
U.S. federal	$(1,495)	$—	$556
State	172	352	1,415
Total current	$(1,323)	$352	$1,971
Deferred tax provision (benefit):
U.S. federal	$(67,443)	$(21,287)	$48,450
State	7,683	(3,669)	2,768
Total deferred	(59,760)	(24,956)	51,218
Provision for (benefit from) income taxes	$(61,083)	$(24,604)	$53,189

The provision for (benefit from) income taxes for the years ended December 31, 2017, 2016 and 2015 resulted in effective tax rates on continuing operations of 143.3%, 27.5% and (50.1)%, respectively. The following table reconciles these effective tax rates to the U.S. statutory rate of 35%, the rate in effect during these years (in thousands):

	Year Ended December 31,
	2017		2016	2015
Income taxes at U.S. federal statutory rate of 35%	$(14,917)		$(31,297)	$(37,165)
Net state income taxes	(4,693)	(1)	416	2,383
Tax Cuts and Jobs Act	(53,442)	(2)	—	—
Noncontrolling interest	(1,091)		3,204	(2,904)
Unrecognized tax benefits	9,566	(3)	(2,078)	698
Valuation allowances and write off of tax attributes	247		85	88,088	(4)
Indemnification revenue / expense	692		3,006	77
Executive compensation limitation	2,433		856	872
Stock	(858)	(5)	—	—
Other	980		1,204	1,140
Provision for (benefit from) income taxes	$(61,083)		$(24,604)	$53,189
——————

(1)	Includes a deferred state release, net of federal benefit, of $3.7 million due to the remeasurement of our uncertain tax benefits.

(2)	See “Tax Cuts and Jobs Act” above for further details.

(3)	Reflects an increase in our uncertain tax benefit, net of federal benefit, due to appellate court decisions in 2017 which required us to remeasure certain of our uncertain tax positions.

(4)
Reflects the tax impact of the unrealizability of tax attributes allocated to Exterran Corporation. At the time of the Spin-off we had $144.3 million in foreign tax credit deferred tax assets. These deferred tax assets related to foreign tax credits that can be used to reduce income taxes payable in future years. They will expire if they are not used within the 10-year carryforward period. As a result of the Spin-off it was projected that these foreign tax credits allocated to Exterran Corporation would expire unused because Exterran Corporation would not generate sufficient taxable income and foreign source taxable income after the Spin-off to utilize these credits. Consequently, in the fourth quarter of 2015, we wrote off foreign tax credits for the years 2005-2010 in the amount of $48.2 million and recorded a valuation allowance for the years 2011-2015 of $37.8 million for a total impact to our fourth quarter 2015 tax provision of $86.0 million. The credits and offsetting valuation allowance were allocated to Exterran Corporation for their use in future tax returns.

(5)	Reflects the impact of adopting the new share-based compensation accounting standard. See Note 2 (“Recent Accounting Developments”) for further details.

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$53,950	$48,949
Alternative minimum tax credit carryforwards	—	1,496
Accrued liabilities	6,407	9,688
Other	5,181	5,005
	65,538	65,138
Valuation allowances	(300)	(633)
Total deferred tax assets	$65,238	$64,505

Deferred tax liabilities:
Property, plant and equipment	$(17,999)	$(28,037)
Basis difference in the Partnership	(143,322)	(199,417)
Other	(1,860)	(4,165)
Total deferred tax liabilities	(163,181)	(231,619)
Net deferred tax liabilities	$(97,943)	$(167,114)

Tax balances are presented in the accompanying consolidated balance sheets as deferred income taxes. The 2016 balances are based on a U.S. federal tax rate of 35% as compared to a rate of 21% for the 2017 balances.

Tax Attributes and Valuation Allowances

Pursuant to Sections 382 and 383 of the Code, utilization of loss carryforwards and alternative minimum tax credits, are subject to annual limitations due to any ownership changes of 5% owners. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Hanover/Universal merger in 2007 resulted in such an ownership change but the Spin-off in 2015 did not result in such an ownership change for Archrock. Our ability to utilize loss carryforwards and credit carryforwards against future U.S. federal taxable income and future U.S. federal income tax may be limited in the future if we have another 50% or more ownership change in our 5% shareholders. The limitations may cause us to pay U.S. federal income taxes earlier; however, we do not currently expect that any loss carryforwards or credit carryforwards will expire as a result of any 382 or 383 limitations.

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

At December 31, 2017, we had U.S. federal and state NOL carryforwards of $233.3 million and $97.7 million, respectively, included in our NOL deferred tax asset that are available to offset future taxable income. If not used, the federal and state carryforwards will begin to expire in 2025 and 2020, respectively. In connection with the state NOL deferred tax asset we recorded a valuation allowance of $0.3 million as of December 31, 2017.

Stock

Employee share-based compensation attributable to the exercise of stock options and vesting of restricted stock is deductible by us for tax purposes.

Prior to the adoption of Update 2016-09

For post-2005 tax years, to the extent the tax stock deductions exceeded the previously accrued deferred tax benefit for these items the additional tax benefit was not recognized until the deduction reduced current taxes payable. For pre-2006 tax years, the additional tax benefit was included in our NOL deferred tax asset with a corresponding valuation allowance negating the benefit. At December 31, 2016, the post-2005 tax benefit not included in our NOL deferred tax asset was $0.6 million and the pre-2006 tax benefit included in our NOL deferred tax asset with an offsetting valuation allowance was $0.6 million.

Subsequent to the adoption of Update 2016-09

The additional tax benefit associated with tax stock deductions that exceeds the previously accrued deferred tax benefit is recognized discretely in the period it occurs regardless of its impact on current taxes payable. Upon the adoption of Update 2016-09, we recognized the $0.6 million post-2005 tax benefit in our NOL deferred tax asset and released the valuation allowance on our pre-2006 tax benefit. The tax impact of both adjustments, as well as the forfeiture modifications, was reported as a $1.2 million cumulative effect adjustment to retained earnings. See Note 2 (“Recent Accounting Developments) for further details.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including discontinued operations) is shown below (in thousands):\

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$9,665	$11,998	$14,595
Additions based on tax positions related to current year	2,002	271	845
Additions based on tax positions related to prior years	9,887	862	3,648
Reductions based on settlement with government authority	(154)	(3,466)	—
Reductions based on tax positions related to prior years	—	—	(592)
Reductions based on tax positions transferred to Exterran Corporation	—	—	(6,498)
Ending balance	$21,400	$9,665	$11,998

Appellate court decisions during the year ended December 31, 2017 required us to remeasure certain of our uncertain tax positions and increase our unrecognized tax benefit for these positions. We had $21.4 million, $9.7 million and $12.0 million of unrecognized tax benefits at December 31, 2017, 2016 and 2015, respectively, of which $16.1 million, $9.7 million and $12.0 million, respectively, would affect the effective tax rate if recognized (except for amounts that would be reflected in income from discontinued operations, net of tax). Our income tax provision also reflects a federal benefit on the state portion of our unrecognized tax benefits of $1.8 million, $1.1 million and $0.3 million as of December 31, 2017, 2016 and 2015, respectively. The 2017 federal benefit includes a $1.7 million cumulative reduction due to the change in the corporate tax rate from the TCJA.

We recorded $1.6 million, $0.2 million and $0.2 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions (including discontinued operations) in our consolidated balance sheets as of December 31, 2017, 2016 and 2015, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense. During the years ended December 31, 2017 and 2015, we recorded $1.4 million and $0.1 million of potential interest expense and penalties in our consolidated statements of operations. We recorded an immaterial amount of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions in our consolidated statement of operation during the year ended December 31, 2016.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of December 31, 2017 and 2016, we recorded a $6.4 million and $6.6 million indemnification asset (including penalties and interest), respectively, related to unrecognized tax benefits.

We and our subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in numerous state jurisdictions. Due to our NOL carryforwards, we are subject to U.S. federal income tax examinations for tax years beginning from 1997 onward. During the second quarter of 2017, the IRS commenced an examination of our U.S. federal income tax return for the 2014 tax year. Due to this audit being related to a tax period prior to the Spin-off, Exterran Corporation is also involved in this audit. We do not expect any tax adjustments from this audit to have a material impact on our consolidated financial position or consolidated results of operations.

State income tax returns are generally subject to examination for a period of three to five years after filing the returns. However, the state impact of any U.S. federal audit adjustments and amendments remains subject to examination by various states for up to one year after formal notification to the states. We are currently involved in several state audits. During 2016, we settled certain years of a state audit, which resulted in a refund of $5.6 million and a reduction of $3.5 million of previously accrued uncertain tax benefits. As of December 31, 2017, we did not have any state audits underway that we believe would have a material impact on our consolidated financial position or consolidated results of operations.

We do not believe any of our unrecognized tax benefits will be reduced before the year ended December 31, 2018 due to the settlement of audits and the expiration of statutes of limitations. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from these estimates.

16. Stock-Based Compensation

During the years ended December 31, 2017, 2016 and 2015 we recognized stock based compensation expense in our results of operations of $10.0 million, $9.9 million and $10.0 million, respectively, related to stock options, restricted stock units, performance units, phantom units and the employee stock purchase plan.

Stock Incentive Plan

In April 2013, we adopted the 2013 Plan to provide for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, other stock-based awards and dividend equivalent rights to employees, directors and consultants of Archrock. The 2013 Plan is administered by the compensation committee of our board of directors. Under the 2013 Plan, the maximum number of shares of common stock available for issuance pursuant to awards is 10,100,000. Each option and stock appreciation right granted counts as one share against the aggregate share limit, and any share subject to a stock settled award other than a stock option, stock appreciation right or other award for which the recipient pays intrinsic value counts as 1.75 shares against the aggregate share limit. Shares subject to awards granted under the 2013 Plan that are subsequently canceled, terminated, settled in cash or forfeited (excluding shares withheld to satisfy tax withholding obligations or to pay the exercise price of an option) are, to the extent of such cancellation, termination, settlement or forfeiture, available for future grant under the 2013 Plan. Cash-settled awards are not counted against the aggregate share limit. No additional grants have been or may be made under the 2007 Plan following adoption of the 2013 Plan. Previous grants made under the 2007 Plan continue to be governed by that plan and the applicable award agreements.

The 2013 Plan allows us to withhold shares upon vesting of restricted stock at the then current market price to cover taxes required to be withheld on the vesting date. We withheld 225,237 shares from participants valued at $2.8 million during 2017 to cover tax withholding.

Stock Options

Stock options are granted at fair market value at the grant date, are exercisable according to the vesting schedule established by the compensation committee of our board of directors in its sole discretion and expire no later than seven years after the grant date. Stock options generally vest one-third per year on each of the first three anniversaries of the grant date, subject to continued service through the applicable vesting date. During the years ended December 31, 2017, 2016, and 2015 we did not grant any stock options.

The following table presents stock option activity during the year ended December 31, 2017:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2017	747	$16.88
Granted	—	—
Exercised	(83)	12.04
Canceled	(175)	32.00
Options outstanding, December 31, 2017	489	12.28	1.5	$983
Options exercisable, December 31, 2017	489	12.28	1.5	983

Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the year ended December 31, 2017 and 2015 was $0.3 million and $1.5 million, respectively. There were no options exercised during the year ended December 31, 2016.

Restricted Stock, Stock-Settled Restricted Stock Units, Performance Units, Cash-Settled Restricted Stock Units and Cash-Settled Performance Units

For grants of restricted stock, restricted stock units and performance units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the grant date. Our restricted stock, restricted stock units and performance units include rights to receive dividends or dividend equivalents. We remeasure the fair value of cash-settled restricted stock units and cash-settled performance units and record a cumulative adjustment of the expense previously recognized. Our obligation related to the cash-settled restricted stock units and cash settled performance units is reflected as a liability in our consolidated balance sheets. Restricted stock, stock-settled restricted stock units, cash-settled restricted stock units and cash-settled performance units generally vest one-third per year on dates as specified in the applicable award agreement, subject to continued service through the applicable vesting date. Stock-settled performance units cliff vest at the end of the performance period as specified in the terms of the applicable award agreement, subject to continued service through the applicable vesting date.

The following table presents restricted stock, restricted stock unit, performance unit, cash-settled restricted stock unit and cash- settled performance unit activity during the year ended December 31, 2017:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested awards, January 1, 2017	1,612	$10.08
Granted	811	12.95
Vested	(834)	12.26
Canceled	(149)	10.56
Non-vested awards, December 31, 2017 (1)	1,440	10.39
——————

(1)
Non-vested awards as of December 31, 2017 are comprised of 231,000 cash-settled restricted stock units and cash-settled performance units and 1,209,000 restricted shares and stock-settled restricted stock units.

As of December 31, 2017, we expect $9.5 million of unrecognized compensation cost related to unvested restricted stock, stock-settled restricted stock units, performance units, cash-settled restricted stock units and cash-settled performance units to be recognized over the weighted-average period of 2.1 years.

Employee Stock Purchase Plan

In February 2017, we adopted, and in April 2017 our stockholders approved, the ESPP, which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as defined by the plan. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. The maximum number of shares of common stock available for purchase under the ESPP is 1,000,000. As of December 31, 2017, 964,820 shares remained available for purchase under the ESPP. Our ESPP is compensatory and, as a result, we record an expense in our consolidated statements of operations related to the ESPP. The purchase discount under the ESPP is 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.

Directors’ Stock and Deferral Plan

On August 20, 2007, we adopted the Archrock, Inc. Directors’ Stock and Deferral Plan to provide non-employee members of the board of directors with an opportunity to elect to receive our common stock as payment for a portion or all of their retainer and meeting fees. The number of shares paid each quarter is determined by dividing the dollar amount of fees elected to be paid in common stock by the closing sales price per share of the common stock on the last day of the quarter. In addition, directors who elect to receive a portion or all of their fees in the form of common stock may also elect to defer, until a later date, the receipt of a portion or all of their fees to be received in common stock. We have reserved 100,000 shares under the Directors’ Stock and Deferral Plan and, as of December 31, 2017, 48,022 shares remained available to be issued under the plan.

Partnership Long-Term Incentive Plan

In April 2017, the Partnership adopted the 2017 Partnership LTIP to provide for the benefit of employees, directors and consultants of the Partnership, us and our respective affiliates. Two million common units have been authorized for issuance with respect to awards under the 2017 Partnership LTIP. The 2017 Partnership LTIP provides for the issuance of unit options, unit appreciation rights, restricted units, phantom units, performance awards, bonus awards, distribution equivalent rights, cash awards and other unit based awards. The Partnership Plan is administered by the Partnership Plan Administrator. The 2006 Partnership LTIP expired in 2016 and, as such, no further grants have been or can be made under that plan following expiration. Previous grants made under the 2006 Partnership LTIP continue to be governed by the 2006 Partnership LTIP and the applicable award agreements.

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

Partnership Phantom Units

The following table presents phantom unit activity during the year ended December 31, 2017:

	Phantom Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
Phantom units outstanding, January 1, 2017	197	$11.60
Granted	81	16.28
Vested	(104)	14.75
Canceled	(21)	9.76
Phantom units outstanding, December 31, 2017	153	12.19

As of December 31, 2017, we expect $1.2 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.1 years.

17. Cash Dividends

The following table summarizes our dividends per common share for 2017, 2016 and 2015:

Declaration Date	Payment Date	Dividends per Common Share	Total Dividends (in thousands)
January 30, 2015	February 17, 2015	$0.1500	$10,340
April 28, 2015	May 18, 2015	0.1500	10,403
July 30, 2015	August 17, 2015	0.1500	10,424
October 18, 2015	October 30, 2015	0.1500	10,417
January 26, 2016	February 16, 2016	0.1875	13,052
May 2, 2016	May 18, 2016	0.0950	6,711
July 27, 2016	August 16, 2016	0.0950	6,698
October 31, 2016	November 17, 2016	0.1200	8,459
January 19, 2017	February 15, 2017	0.1200	8,458
April 26, 2017	May 16, 2017	0.1200	8,534
July 26, 2017	August 15, 2017	0.1200	8,536
October 20, 2017	November 15, 2017	0.1200	8,536

On January 18, 2018, our board of directors declared a quarterly dividend of $0.12 per share of common stock which was paid on February 14, 2018 to stockholders of record at the close of business on February 8, 2018.

18. Retirement Benefit Plan

Our 401(k) retirement plan provides for optional employee contributions up to the applicable Internal Revenue Service annual limit and discretionary employer matching contributions. Through June 30, 2017 we made discretionary matching contributions to each participant’s account at a rate of (i) 100% of each participant’s first 1% of contributions plus (ii) 50% of each participant’s contributions up to the next 5% of eligible compensation. Beginning July 1, 2017, we make discretionary matching contributions to each participant’s account at a rate of 100% of each participant’s contributions up to 5% of eligible compensation. We recorded matching contributions of $4.8 million, $3.8 million and $4.2 million during 2017, 2016 and 2015, respectively.

19. Transactions Related to the Partnership

On January 1, 2018, we entered into the Merger Agreement, pursuant to which Merger Sub will be merged with and into the Partnership with the Partnership surviving as our indirect wholly-owned subsidiary. At the effective time of the Proposed Merger, we will acquire all of the Partnership’s outstanding common units not already owned by us and the common units of the Partnership will no longer be publicly traded. See Note 23 (“Proposed Merger”) for additional information.

At December 31, 2017, Archrock owned an approximate 43% interest in the Partnership. As of December 31, 2017, the Partnership’s fleet included 5,963 compressor units comprising approximately 3.3 million horsepower, or 86% of our and the Partnership’s combined total horsepower.

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

On January 18, 2018, the board of directors of Archrock GP LLC, the general partner of the General Partner, approved a cash distribution by the Partnership of $0.2850 per common unit, or approximately $20.5 million. Of the total distribution the Partnership paid us $8.7 million with respect to our common unit and general partner interest in the Partnership. The distribution covers the period from October 1, 2017 through December 31, 2017. The record date for this distribution is February 8, 2018 and payment is expected to occur on February 13, 2018.

In August 2017, the Partnership sold, pursuant to a public underwritten offering, 4,600,000 common units, including 600,000 common units pursuant to an over-allotment option. The Partnership received net proceeds of $60.3 million, after deducting underwriting discounts, commissions and offering expenses, which it used to repay borrowings outstanding under the Partnership Credit Facility. In connection with this sale and as permitted under its partnership agreement, the Partnership sold 93,163 general partner units to General Partner for net proceeds of $1.3 million to maintain the General Partner’s approximate 2% general partner interest in the Partnership. As a result, adjustments were made to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

During the year ended December 31, 2017, the Partnership issued and sold to General Partner 94,803 general partner units, including the 93,163 units sold in the offering discussed above, to maintain the General Partner’s approximate 2% general partner interest in the Partnership.

In November 2016, we completed the November 2016 Contract Operations Acquisition whereby we sold to the Partnership contract operations customer service agreements with 63 customers and a fleet of 262 compressor units used to provide compression services under those agreements, comprising approximately 147,000 horsepower, or approximately 4% (of then available horsepower) of our and the Partnership’s combined U.S. contract operations business. Total consideration for the transaction was $85.0 million, excluding transaction costs and consisted of the Partnership’s issuance to us of approximately 5.5 million common units and 111,040 general partner units. As a result, adjustments were made to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

In March 2016, the Partnership completed the March 2016 Acquisition. A portion of the $18.8 million purchase price was funded through the issuance of 257,000 of the Partnership’s common units for $1.8 million in connection with this acquisition, the Partnership issued and sold to its General Partner, 5,205 general partner units to maintain General Partner’s approximate 2% general partner interest in the Partnership. See Note 4 (“Business Acquisitions”) for additional information. As a result, adjustments were made to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

During the year ended December 31, 2016, the Partnership issued and sold to General Partner 117,403 general partner units, including the 111,040 units sold in the November 2016 Contract Operations Acquisition and the 5,205 units sold in the March 2016 Acquisition, to maintain its General Partner’s approximate 2% general partner interest in the Partnership.

In May 2015, the Partnership entered into the ATM Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (the “Sales Agents”). During the year ended December 31, 2015, the Partnership sold 49,774 common units for net proceeds of $1.2 million pursuant to the ATM Agreement. The partnership did not make any sales under the ATM Agreement during 2016 and the ATM Agreement expired pursuant to its terms in June 2016.

In April 2015, we sold to the Partnership contract operations customer service agreements with 60 customers and a fleet of 238 compressor units used to provide compression services under those agreements, comprising approximately 148,000 horsepower, or 3% (of then available horsepower) of the combined contract operations business of the Partnership and us. The assets sold also included 179 compressor units, comprising approximately 66,000 horsepower, previously leased by us to the Partnership. Total consideration for the transaction was approximately $102.3 million, excluding transaction costs, and consisted of the Partnership’s issuance to us of approximately 4.0 million common units and 80,341 general partner units. Based on the terms of the contribution, conveyance and assumption agreement, the common units and general partner units, including incentive distribution rights, we received in this transaction were not entitled to receive a cash distribution relating to the quarter ended March 31, 2015. As a result, adjustments were made to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

The following table presents the effects of changes from net income (loss) attributable to Archrock stockholders and changes in our equity interest of the Partnership on our equity attributable to Archrock stockholders (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income (loss) attributable to Archrock stockholders	$18,953	$(54,555)	$(132,549)
Increase in Archrock stockholders’ additional paid-in capital for change in ownership of Partnership units	17,638	18,464	18,386
Change from net income (loss) attributable to Archrock stockholders and transfers to noncontrolling interest	$36,591	$(36,091)	$(114,163)

20. Commitments and Contingencies

Rent Expense

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $8.2 million, $8.9 million and $10.9 million, respectively. Commitments for future minimum rental payments with terms in excess of one year at December 31, 2017 were as follows (in thousands):

December 31, 2017
2018	$4,705
2019	4,393
2020	3,384
2021	2,893
2022	1,726
Thereafter	13,016
Total	$30,117

Performance Bonds

In the normal course of business we have issued performance bonds to various state authorities that ensure payment of certain obligations. We have also issued a bond to protect our 401(k) retirement plan against losses caused by acts of fraud or dishonesty. The bonds have expiration dates in 2018 through the first quarter of 2020 and maximum potential future payments of $2.3 million. As of December 31, 2017, we were in compliance with all obligations to which the performance bonds pertain.

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of December 31, 2017 and 2016, we accrued $1.7 million and $1.5 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows for the period in which the resolution occurs.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. The tax contingencies mentioned above relate to tax matters for which we are responsible in managing the audit. As of December 31, 2017 and 2016, we recorded an indemnification liability (including penalties and interest), in addition to the tax contingency above, of $1.6 million and $1.7 million, respectively, for our share of non-income tax contingencies related to audits being managed by Exterran Corporation.

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

Indemnification Obligations

On November 3, 2015, we completed the Spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a separate, publicly-traded company operating as Exterran Corporation. In connection with the Spin-off, we entered into a separation and distribution agreement, which provides for cross-indemnities between Exterran Corporation’s operating subsidiary and us and established procedures for handling claims subject to indemnification and related matters. Generally, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of Exterran Corporation’s business with Exterran Corporation. Pursuant to the separation and distribution agreement, we and Exterran Corporation will generally release the other party from all claims arising prior to the Spin-off that relate to the other party’s business.

Litigation and Claims

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012. Under the revised Heavy Equipment Statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem taxes under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. As a result of this new methodology, our ad valorem tax expense (which is reflected in our consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization)) includes a benefit of $17.5 million during the year ended December 31, 2017. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $78.2 million as of December 31, 2017, of which $15.9 million has been agreed to by a number of appraisal review boards and county appraisal districts and $62.3 million has been disputed and is currently in litigation. A large number of appraisal review boards denied our position, although some accepted it, and our wholly-owned subsidiary, Archrock Services Leasing LLC, formerly known as EES Leasing, and the Partnership’s subsidiary, Archrock Partners Leasing LLC, formerly known as EXLP Leasing, filed 176 petitions for review in the appropriate district courts with respect to the 2012 tax year, 109 petitions for review in the appropriate district courts with respect to the 2013 tax year, 115 petitions for review in the appropriate district courts with respect to the 2014 tax year, 120 petitions for review in the appropriate district courts with respect to the 2015 tax year, 113 petitions for review in the appropriate district courts with respect to the 2016 tax year and 110 petitions for review in the appropriate district courts with respect to the 2017 tax year.

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

On March 10, 2017, the Texas Supreme Court granted EXLP Leasing’s and EES Leasing’s petition for review in EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District. The case was argued before the Texas Supreme Court on October 10, 2017.

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

In addition, the SEC has been conducting an investigation in connection with certain previously disclosed errors and possible irregularities at one of our former international operations. We and Exterran Corporation are cooperating with the SEC in the investigation including, among other things, responding to subpoenas for documents and testimony related to the restatement of prior period consolidated and combined financial statements and related disclosures and compliance with the FCPA, which are also being provided to the DOJ at its request.

21. Segments

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

During the years ended December 31, 2017, 2016 and 2015, Williams Partners accounted for 13%, 13% and 12%, respectively, of our revenue. No other customer accounted for more than 10% of our revenue during these years.

As of December 31, 2017, Williams Partners and Anadarko Petroleum Corporation accounted for 16% and 10%, respectively, of our total trade accounts receivable balance. As of December 31, 2016, Williams Partners and Anadarko Petroleum Corporation accounted for 15% and 10%, respectively, of our total trade accounts receivable balance.

The following table presents revenue and other financial information by reportable segment during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Contract Operations	Aftermarket Services	Reportable Segments Total	Other (1)	Total (2)
2017:
Revenue	$610,921	$183,734	$794,655	$—	$794,655
Gross margin	347,916	27,817	375,733	—	375,733
Capital expenditures	211,651	3,429	215,080	6,613	221,693

2016:
Revenue	$647,828	$159,241	$807,069	$—	$807,069
Gross margin	400,788	26,362	427,150	—	427,150
Capital expenditures	111,170	1,123	112,293	5,279	117,572

2015:
Revenue	$781,166	$216,942	$998,108	$—	$998,108
Gross margin	461,765	41,297	503,062	—	503,062
Capital expenditures	227,248	2,296	229,544	26,598	256,142

(1)	Included corporate-related items.

(2)	Excluded capital expenditures and the operating results of discontinued operations.

The following table presents assets by reportable segment, reconciled to total assets per the consolidated balance sheets, as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Contract operations	$2,063,178	$2,066,277
Aftermarket services	104,440	106,623
Assets from reportable segments	2,167,618	2,172,900
Other assets (1)	226,826	220,882
Assets associated with discontinued operations	13,563	20,997
Total assets	$2,408,007	$2,414,779
——————

(1)	Included corporate-related items.

The following table reconciles total gross margin to loss before income taxes (in thousands):

	Year Ended December 31,
	2017	2016	2015
Total gross margin	$375,733	$427,150	$503,062
Less:
Selling, general and administrative	111,483	114,470	131,919
Depreciation and amortization	188,563	208,986	229,127
Long-lived asset impairment	29,142	87,435	124,979
Restatement and other charges	4,370	13,470	—
Restructuring and other charges	1,386	16,901	4,745
Goodwill impairment	—	—	3,738
Interest expense	88,760	83,899	107,617
Debt extinguishment costs	291	—	9,201
Other income, net	(5,643)	(8,590)	(2,079)
Loss before income taxes	$(42,619)	$(89,421)	$(106,185)

22. Selected Quarterly Financial Data (Unaudited)

In management’s opinion, the summarized quarterly financial data below (in thousands, except per share amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our consolidated financial position and results of operations for the respective periods.

	March 31, 2017(1)	June 30, 2017(2)	September 30, 2017(3)	December 31, 2017(4)
Revenue from external customers	$189,885	$197,982	$197,853	$208,935
Gross profit(9)	42,417	49,946	39,741	52,545
Net income (loss) attributable to Archrock stockholders	(11,685)	(6,687)	(10,235)	47,560
Net income (loss) attributable to Archrock common stockholders per share:
Basic and diluted	$(0.17)	$(0.10)	$(0.15)	$0.67

	March 31, 2016(5)	June 30, 2016(6)	September 30, 2016(7)	December 31, 2016(8)
Revenue from external customers	$213,295	$204,145	$195,849	$193,780
Gross profit(9)	61,253	54,674	43,587	9,634
Net loss attributable to Archrock stockholders	(1,819)	(4,477)	(9,648)	(38,611)
Net loss attributable to Archrock common stockholders per share:
Basic and diluted	$(0.03)	$(0.07)	$(0.14)	$(0.56)
——————

(1)
In the first quarter of 2017, we recorded $8.2 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)), $0.8 million of restatement and other charges (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), $0.5 million of restructuring and other charges (see Note 13 (“Restructuring and Other Charges”)) and $0.3 million of debt extinguishment costs associated with the termination of the Partnership’s term loan (see Note 9 (“Long-Term Debt”)).

(2)
In the second quarter of 2017, we recorded $5.5 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)), $1.9 million of restatement and other charges (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations) and $0.4 million of restructuring and other charges (see Note 13 (“Restructuring and Other Charges”)).

(3)
In the third quarter of 2017, we recorded $7.1 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)), $1.3 million of corporate relocation costs included in SG&A (see Note 14 (“Corporate Office Relocation”), $0.6 million of restatement and other charges (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations) and $0.4 million of restructuring and other charges (see Note 13 (“Restructuring and Other Charges”)).

(4)
In the fourth quarter of 2017, we recorded $8.3 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)), $0.1 million of restructuring and other charges (see Note 13 (“Restructuring and Other Charges”)) and $1.1 million of restatement and other charges (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.).

(5)
In the first quarter of 2016, we recorded $9.9 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)) and $8.1 million of restructuring and other charges (see Note 13 (“Restructuring and Other Charges”)).

(6)
In the second quarter of 2016, we recorded $13.8 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)) and $3.0 million of restructuring and other charges (see Note 13 (“Restructuring and Other Charges”)).

(7)
In the third quarter of 2016, we recorded $16.7 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)) and $4.7 million of restructuring and other charges (see Note 13 (“Restructuring and Other Charges”)).

(8)
In the fourth quarter of 2016, we recorded $47.1 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)), $1.1 million of restructuring and other charges (see Note 13 (“Restructuring and Other Charges”)) and $12.6 million of restatement and other charges (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

(9)	Gross profit is defined as revenue less cost of sales, direct depreciation and amortization and long-lived asset impairment charges.

23. Proposed Merger

On January 1, 2018, we entered into the Merger Agreement pursuant to which Merger Sub will be merged with and into the Partnership with the Partnership surviving as our indirect wholly-owned subsidiary. Under the terms of the Merger Agreement, at the effective time of the Proposed Merger, each common unit of the Partnership not owned by us will be converted into the right to receive 1.40 shares of our common stock and all of the Partnership’s incentive distribution rights, which are owned indirectly by us, will be canceled and will cease to exist.

Completion of the Proposed Merger is subject to certain customary conditions, including, among others: (i) approval of the Merger Agreement by holders of a majority of the outstanding common units of the Partnership; (ii) approval of the Archrock Share Issuance by a majority of the shares of Archrock common stock present in person or represented by proxy at the special meeting of Archrock stockholders; (iii) expiration or termination of applicable waiting periods under the HSR Act (early termination of the waiting period under the HSR Act was granted February 9,2018); (iv) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (v) the effectiveness of a registration statement on Form S-4 relating to the Archrock Share Issuance; (vi) approval for listing on the New York Stock Exchange of the shares of Archrock common stock issuable pursuant to the Archrock Share Issuance; (vii) subject to specified materiality standards, the accuracy of certain representations and warranties of the other party; and (viii) compliance by the other party in all material respects with its covenants.

As a result of the completion of the Proposed Merger, common units of the Partnership will no longer be publicly traded. All of the Partnership’s outstanding debt is expected to remain outstanding. We and the Partnership expect to issue, to the extent not already in place, guarantees of the indebtedness of Archrock and the Partnership. Subject to the satisfaction or waiver of certain conditions, including the approval of the Merger Agreement by the Partnership’s unitholders and approval of the issuance of Archrock common stock in connection with the Proposed Merger by Archrock shareholders, the Proposed Merger is expected to close in the second quarter of 2018.

The Merger Agreement contains certain termination rights, including the right for either us or the Partnership, as applicable, to terminate the Merger Agreement if the closing of the transactions contemplated by the Merger Agreement has not occurred on or before September 30, 2018. In the event of termination of the Merger Agreement under certain circumstances, we may be required to pay the Partnership a termination fee of $10 million.

As we control the Partnership and will continue to control the Partnership after the Proposed Merger, the change in our ownership interest will be accounted for as an equity transaction, and no gain or loss will be recognized in our consolidated statements of operations resulting from the Proposed Merger. The tax effects of the Proposed Merger will be reported as adjustments to long-term assets associated with discontinued operations, deferred income taxes, additional paid-in capital and other comprehensive income.

At December 31, 2017, we owned all of the general partner interest, including incentive distribution rights, and a portion of the limited partner interest, which together represented an approximate 43% ownership interest in the Partnership. The equity interests in and earnings of the Partnership that were owned by the public at December 31, 2017 are reflected in “Noncontrolling interest” and “Net (income) loss attributable to the noncontrolling interest” in our consolidated balance sheets and consolidated statement of operations, respectively. Our general partner incentive distribution rights will be terminated at the closing of the Proposed Merger.

ARCHROCK, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
December 31, 2017	$1,864	$5,144	$5,214	(1)	$1,794
December 31, 2016	3,343	3,658	5,137	(1)	1,864
December 31, 2015	2,286	3,075	2,018	(1)	3,343

Allowance for deferred tax assets not expected to be realized
December 31, 2017	$633	$300	$633	(2)	$300
December 31, 2016	633	—	—		633
December 31, 2015	633	—	—		633
——————

(1)	Uncollectible accounts written off.

(2)	Adjustment recorded to accumulated deficit as a result of the adoption of Update 2016-09. See Note 15 (“Income Taxes”) to our Financial Statements for further details.

S-1