Form 10-Q
period 2018-03-31
Archrock, Inc.
filed 2018-05-03
CIK 1389050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018
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
Yes ☐ No ☒

Number of shares of the common stock of the registrant outstanding as of April 25, 2018: 71,707,046 shares.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2006 Partnership LTIP	The Archrock Partners, L.P. Long Term Incentive Plan, adopted in October 2006
2007 Plan	The Archrock, Inc. 2007 Stock Incentive Plan
2013 Plan	The Archrock, Inc. 2013 Stock Incentive Plan
2017 Form 10-K	Archrock, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017
2017 Partnership LTIP	The Archrock Partners, L.P. Long Term Incentive Plan, adopted in April 2017
51st District Court	51st Judicial District Court of Irion County, Texas
Amendment No. 1	Amendment No. 1 to Credit Agreement, dated February 23, 2018, which amended that certain Credit Agreement, dated as of March 30, 2017, which governs the Partnership Credit Facility
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly-owned subsidiaries
Archrock Credit Facility	Archrock’s $350 million revolving credit facility due November 2020
ASC 740	Accounting Standards Codification Topic 740, Income Taxes
ASU 2016-02	Accounting Standards Update No. 2016-02 Leases (Topic 842)
ASU 2016-13	Accounting Standards Update No. 2016-13 Financial Instruments - Credit Losses (Topic 326):Measurement of Credit Losses on Financial Instruments
ASU 2016-15	Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
ASU 2017-12	Accounting Standards Update No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
ASU 2018-01	Accounting Standards Update No. 2018-01 Leases (Topic 842) Land Easement Practical Expedient for Transition Topic 842
ASU 2018-02	Accounting Standards Update No. 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
ASU 2018-05	Accounting Standards Update No. 2018-05 Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118
Bcf	Billion cubic feet
DOJ	U.S. Department of Justice
EBITDA	Earnings before interest, taxes, depreciation and amortization
EES Leasing	Archrock Services Leasing LLC, formerly known as EES Leasing LLC
EIA	U.S. Energy Information Administration
Exchange Act	Securities Exchange Act of 1934, as amended
EXLP Leasing	Archrock Partners Leasing LLC, formerly known as EXLP Leasing LLC
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
Financial Statements	Archrock’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q
Former Credit Facility	The Partnership’s former $825.0 million revolving credit facility and $150.0 million term loan, terminated in March 2017
GAAP	Accounting principles generally accepted in the U.S.
General Partner	Archrock General Partner, L.P., a wholly owned subsidiary of Archrock and the Partnership’s general partner
Heavy Equipment Statutes	Texas Tax Code §§ 23.1241, 23.1242
Merger	The transaction completed on April 26, 2018 pursuant to the Merger Agreement in which Archrock acquired all of the Partnership’s outstanding common units not already owned by Archrock
Merger Agreement
Agreement and Plan of Merger, dated as of January 1, 2018, among Archrock, the Partnership, the General Partner and Archrock GP LLC, which was amended by Amendment No. 1 to Agreement and Plan of Merger on January 11, 2018, and which was completed and effective on April 26, 2018.

OTC	Over-the-counter, as related to aftermarket services parts and components
Partnership	Archrock Partners, L.P., together with its subsidiaries
Partnership Credit Facility	The Partnership’s $1.1 billion asset-based revolving credit facility due March 2022, as amended by Amendment No. 1
Partnership Plan Administrator	The board of directors of Archrock GP LLC, the general partner, or a committee thereof which serves as administrator to the Partnership’s long term incentive plan
PDVSA Gas	PDVSA Gas, S.A., a subsidiary of Petroleos de Venezuela, S.A.
Revenue Recognition Update	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) and additional related standards updates
SAB 118	SEC Staff Accounting Bulletin No. 118
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Spin-off
The spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation, effective November 3, 2015

TCJA	Public Law No. 115-97, a comprehensive tax reform bill signed into law on December 22, 2017
Tcf	Trillion cubic feet
U.S.	United States of America

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ARCHROCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,557	$10,536
Accounts receivable, trade, net of allowance of $1,789 and $1,794, respectively	116,004	113,416
Inventory	84,208	90,691
Other current assets	6,999	6,220
Current assets associated with discontinued operations	300	300
Total current assets	211,068	221,163
Property, plant and equipment, net	2,089,026	2,076,927
Intangible assets, net	64,575	68,872
Other long-term assets	32,854	27,782
Contract costs	26,718	—
Long-term assets associated with discontinued operations	12,957	13,263
Total assets	$2,437,198	$2,408,007
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$59,948	$54,585
Accrued liabilities	74,198	71,116
Deferred revenue	8,372	4,858
Current liabilities associated with discontinued operations	297	297
Total current liabilities	142,815	130,856
Long-term debt	1,427,052	1,417,053
Deferred income taxes	102,539	97,943
Other long-term liabilities	20,498	20,116
Long-term liabilities associated with discontinued operations	6,421	6,421
Total liabilities	1,699,325	1,672,389
Commitments and contingencies (Note 15)
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; zero issued	—	—
Common stock, $0.01 par value per share; 250,000,000 shares authorized; 77,779,797 and 76,880,862 shares issued, respectively	778	769
Additional paid-in capital	3,094,881	3,093,058
Accumulated other comprehensive income	3,194	1,197
Accumulated deficit	(2,238,800)	(2,241,243)
Treasury stock, 6,072,751 and 5,930,380 common shares, at cost, respectively	(77,773)	(76,732)
Total Archrock stockholders’ equity	782,280	777,049
Noncontrolling interest	(44,407)	(41,431)
Total equity	737,873	735,618
Total liabilities and equity	$2,437,198	$2,408,007
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Contract operations	$161,197	$149,984
Aftermarket services	50,843	39,901
Total revenue	212,040	189,885

Costs and expenses:
Cost of sales (excluding depreciation and amortization):
Contract operations	64,595	64,097
Aftermarket services	42,337	33,732
Selling, general and administrative	27,508	27,553
Depreciation and amortization	44,455	47,772
Long-lived asset impairment	4,710	8,245
Restatement and other charges	485	801
Restructuring and other charges	—	457
Interest expense	22,547	21,421
Debt extinguishment costs	—	291
Merger-related costs	4,125	—
Other income, net	(1,145)	(794)
Total costs and expenses	209,617	203,575
Income (loss) before income taxes	2,423	(13,690)
Provision for income taxes	354	323
Net income (loss)	2,069	(14,013)
Less: Net (income) loss attributable to the noncontrolling interest	(5,885)	2,328
Net loss attributable to Archrock stockholders	$(3,816)	$(11,685)

Basic and diluted net loss per common share:
Net loss attributable to Archrock common stockholders	$(0.06)	$(0.17)

Weighted average common shares outstanding used in loss per common share:
Basic and diluted	69,916	69,404

Dividends declared and paid per common share	$0.12	$0.12
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$2,069	$(14,013)
Other comprehensive income, net of tax:
Derivative gain, net of reclassifications to earnings	4,562	1,416
Amortization of terminated interest rate swaps	145	24
Total other comprehensive income	4,707	1,440
Comprehensive income (loss)	6,776	(12,573)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(8,854)	1,437
Comprehensive loss attributable to Archrock stockholders	$(2,078)	$(11,136)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(unaudited)

	Archrock, Inc. Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total
Balance, January 1, 2017	$762	$3,021,040	$(1,678)	$(73,944)	$(2,227,214)	$(34,038)	$684,928
Treasury stock purchased				(2,180)			(2,180)
Cash dividends					(8,458)		(8,458)
Stock-based compensation, net of forfeitures	5	2,147				(63)	2,089
Stock options exercised	1	938					939
Contribution from Exterran Corporation		19,709					19,709
Cash distribution to noncontrolling unitholders of the Partnership						(10,446)	(10,446)
Impact of adoption of Accounting Standard Update 2016-09		209			1,081		1,290
Comprehensive income (loss)			549		(11,685)	(1,437)	(12,573)
Balance, March 31, 2017	$768	$3,044,043	$(1,129)	$(76,124)	$(2,246,276)	$(45,984)	$675,298

Balance, January 1, 2018	$769	$3,093,058	$1,197	$(76,732)	$(2,241,243)	$(41,431)	$735,618
Treasury stock purchased				(1,041)			(1,041)
Cash dividends					(8,532)		(8,532)
Shares issued in employee stock purchase plan		223					223
Stock-based compensation, net of forfeitures	9	1,600				(64)	1,545
Cash distribution to noncontrolling unitholders of the Partnership						(11,766)	(11,766)
Impact of adoption of Accounting Standards Updates (See Note 2 ("Recent Accounting Developments"))			(125)		14,791		14,666
Comprehensive income (loss)			2,122		(3,816)	8,854	7,160
Balance, March 31, 2018	$778	$3,094,881	$3,194	$(77,773)	$(2,238,800)	$(44,407)	$737,873
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$2,069	$(14,013)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	44,455	47,772
Long-lived asset impairment	4,710	8,245
Inventory write-downs	465	490
Amortization of deferred financing costs	1,585	2,170
Amortization of debt discount	344	319
Amortization of terminated interest rate swaps	184	37
Debt extinguishment costs	—	291
Interest rate swaps	257	505
Stock-based compensation expense	1,794	2,153
Non-cash restructuring charges	—	457
Provision for doubtful accounts	620	369
Gain on sale of property, plant and equipment	(1,195)	(757)
Deferred income tax provision	295	174
Amortization of contract costs	2,884	—
Changes in assets and liabilities:
Accounts receivable, trade	4,539	10,125
Inventory	(1,187)	(2,014)
Other current assets	601	145
Contract costs	(8,078)	—
Accounts payable and other liabilities	8,091	(1,575)
Deferred revenue	224	72
Other	(202)	(223)
Net cash provided by continuing operations	62,455	54,742
Net cash provided by discontinued operations	—	45
Net cash provided by operating activities	62,455	54,787
Cash flows from investing activities:
Capital expenditures	(69,972)	(30,915)
Proceeds from sale of property, plant and equipment	14,845	5,766
Proceeds from insurance	136	—
Net cash used in investing activities	(54,991)	(25,149)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	155,830	810,500
Repayments of long-term debt	(146,636)	(817,000)
Payments for debt issuance costs	(2,316)	(14,459)
Payments for settlement of interest rate swaps that include financing elements	(205)	(581)
Dividends to Archrock stockholders	(8,532)	(8,458)
Distributions to noncontrolling partners in the Partnership	(11,766)	(10,446)
Proceeds from stock options exercised	—	939
Proceeds from stock issued under our employee stock purchase plan	223	—
Purchases of treasury stock	(1,041)	(2,180)
Contribution from Exterran Corporation	—	19,720
Net cash used in financing activities	(14,443)	(21,965)
Net increase (decrease) in cash and cash equivalents	(6,979)	7,673
Cash and cash equivalents at beginning of period	10,536	3,134
Cash and cash equivalents at end of period	$3,557	$10,807
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Archrock included herein have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our 2017 Form 10-K, which contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Organization

We are a pure play U.S. natural gas contract operations services business and the leading provider of natural gas compression services to customers in the oil and natural gas industry throughout the U.S. and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. We operate in two primary business segments: contract operations and aftermarket services. In our contract operations business, we use our owned fleet of natural gas compression equipment to provide operations services to our customers. In our aftermarket services business line, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

We have a significant equity interest in the Partnership, a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of March 31, 2018, public unitholders held an approximate 57% ownership interest in the Partnership and we owned the remaining equity interest, including all of the general partner interest and incentive distribution rights.

Merger Transaction

On April 26, 2018, we completed the acquisition of all of the outstanding common units of the Partnership at a fixed exchange ratio of 1.40 shares of our common stock for each common unit of the Partnership not owned by us. In connection with the closing of the Merger, we issued an aggregate of 57.6 million shares of our common stock to unaffiliated holders of common units of the Partnership in exchange for all of the 41.2 million common units of the Partnership not owned by us. Additionally, the incentive distribution rights in the Partnership, which were previously owned indirectly by us, were canceled and ceased to exist. As a result of the Merger, common units of the Partnership are no longer publicly traded. See Note 18 (“Subsequent Events”) for further details of this transaction.

Significant Accounting Policies

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

The following table summarizes net loss attributable to Archrock common stockholders used in the calculation of basic and diluted loss per common share (in thousands):

	Three Months Ended March 31,
	2018	2017
Net loss attributable to Archrock stockholders	$(3,816)	$(11,685)
Less: Net income attributable to participating securities	(157)	(154)
Net loss attributable to Archrock common stockholders	$(3,973)	$(11,839)

The following table shows the potential shares of common stock that were included in computing diluted loss attributable to Archrock common stockholders per common share (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted average common shares outstanding including participating securities	71,299	70,763
Less: Weighted average participating securities outstanding	(1,383)	(1,359)
Weighted average common shares outstanding — used in basic income (loss) per common share	69,916	69,404
Net dilutive potential common shares issuable:
On exercise of options	*	*
On the settlement of employee stock purchase plan shares	*	—
Weighted average common shares outstanding — used in diluted income (loss) per common share	69,916	69,404
——————

*	Excluded from diluted loss per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted loss attributable to Archrock common stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2018	2017
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	223	311
On exercise of options	78	141
On the settlement of employee stock purchase plan shares	3	—
Net dilutive potential common shares issuable	304	452

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of changes in the fair value of derivative instruments, net of tax, that are designated as cash flow hedges, amortization of terminated interest rate swaps and adjustments related to changes in our ownership of the Partnership.

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, and excluding noncontrolling interest, during the three months ended March 31, 2017 and 2018 (in thousands):

Derivatives Cash Flow Hedges
Accumulated other comprehensive loss, January 1, 2017	$(1,678)
Gain recognized in other comprehensive income, net of tax(1)	236
Loss reclassified from accumulated other comprehensive loss, net of tax(2)	313
Other comprehensive income attributable to Archrock stockholders	549
Accumulated other comprehensive loss, March 31, 2017	$(1,129)

Accumulated other comprehensive income, January 1, 2018	$1,197
Gain recognized in other comprehensive income, net of tax(3)	1,572
Loss reclassified from accumulated other comprehensive loss, net of tax(4)	425
Other comprehensive income attributable to Archrock stockholders	1,997
Accumulated other comprehensive income, March 31, 2018	$3,194
——————

(1)
During the three months ended March 31, 2017, we recognized a gain of $0.3 million and a tax provision of $0.1 million, in other comprehensive income (loss) related to the change in the fair value of derivative instruments.

(2)
During the three months ended March 31, 2017, we reclassified a loss of $0.5 million to interest expense and a tax benefit of $0.2 million to provision for (benefit from) income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss).

(3)
During the three months ended March 31, 2018, we recognized a gain of $2.0 million and a tax provision of $0.4 million other comprehensive income (loss) related to the change in the fair value of derivative instruments.

(4)
During the three months ended March 31, 2018, we reclassified a loss of $0.2 million to interest expense and an immaterial tax benefit to provision for (benefit from) income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss). Additionally, we reclassified stranded tax effects resulting from the TCJA of $0.3 million to accumulated deficit in our condensed consolidated balance sheets. See Note 2 (“Recent Accounting Developments”) for further detail.

2. Recent Accounting Developments

Accounting Standards Updates Implemented

ASU 2018-05 was issued in March 2018 to clarify the ASC 740 disclosure requirements as they pertain to SAB 118, including the requirement to disclose a reasonable estimate, if determinable, of the tax effects of the TCJA in the reporting period in which the TCJA was enacted, as well as additional disclosures required in the following interim reporting periods if the measurement period approach is used. In accordance with this ASU, we disclosed a reasonable estimate of the income tax effects of the TCJA on our consolidated financial statements in our 2017 Form 10-K and there have been no changes to this estimate. We anticipate finalizing the amounts in connection with the completion of our 2017 income tax returns in the fourth quarter of 2018.

On January 1, 2018, we adopted ASU 2018-02 which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. As a result of the TCJA’s corporate rate reduction, we had $0.3 million of stranded tax effects in accumulated other comprehensive income related to our derivative instruments and terminated interest rate swaps, which we elected to reclassify to accumulated deficit.

On January 1, 2018, we adopted ASU 2017-12 using the modified retrospective approach to existing cash flow hedge relationships as of January 1, 2018. ASU 2017-12 expands and refines hedge accounting for both nonfinancial and financial risk components, aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements and eliminates the requirement to separately measure and report hedge ineffectiveness. As a result of the adoption of ASU 2017-12, we recognized a net gain of $0.4 million as a cumulative-effect adjustment to opening retained earnings, with a corresponding adjustment to other comprehensive income (loss), to reverse the cumulative ineffectiveness previously recognized in interest expense.

On January 1, 2018, we adopted ASU 2016-15 on a retrospective basis. ASU 2016-15 addresses diversity in practice and simplifies several elements of cash flow classification, including how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 did not have an impact on our condensed consolidated statement of cash flow for the three months ended March 31, 2017.

Revenue Recognition Update

On January 1, 2018, we adopted the Revenue Recognition Update using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We recognized the cumulative effect of initially applying the Revenue Recognition Update as an adjustment to the opening balance of retained earnings. For contracts that were modified before the effective date, we identified performance obligations on the basis of the current version of the contract, which included any contract modifications since inception. The application of the practical expedient for contract modifications did not have a material effect on the adjustment to retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Under previous guidance, contract operations revenue was recognized when earned, which generally occurs monthly when the service is provided under our customer contracts. Under the Revenue Recognition Update the timing of revenue recognition is impacted by contractual provisions for service availability guarantees of our compressor assets and re-billable costs associated with moving our compressor assets to a customer site. These changes are further discussed below and did not result in a material difference from previous practice for contract operations.

The Revenue Recognition Update resulted in a significant change related to our aftermarket services operations, maintenance, overhaul and reconfiguration services. Under previous guidance, revenue was recognized on a completed contract basis as products were delivered and title was transferred or services were performed for the customer. Under the Revenue Recognition Update, these services are recognized as revenue over time, using output or input methods to measure the progress toward complete satisfaction of the performance obligation based on the nature of the goods or services being provided. The adoption did not result in a material difference in the amount or timing of revenues for aftermarket services parts and components sales.

The Revenue Recognition Update provides guidance on contract costs that should be recognized as assets and amortized over the period that the related goods or services transfer to the customer. Certain costs that were previously expensed as incurred, such as sales commissions and freight charges to transport compressor assets, are deferred and amortized.

The following table summarizes the cumulative impact of the adoption of the new standard on the opening balance sheet (in thousands):

	Balance at December 31, 2017	Adjustments Due to the Revenue Recognition Update	Balance at January 1, 2018
Assets
Accounts receivable, trade	$113,416	$7,883	$121,299
Inventory	90,691	(6,917)	83,774
Contract costs	—	21,524	21,524

Liabilities
Accrued liabilities	$71,116	$209	$71,325
Deferred revenue	4,858	3,188	8,046
Deferred income taxes	97,943	4,427	102,370

Equity
Accumulated deficit	$(2,241,243)	$14,666	$(2,226,577)

The following tables summarize the impact of the application of the Revenue Recognition Update on our condensed consolidated balance sheet and condensed consolidated statement of operations (in thousands):

	March 31, 2018
Balance Sheet	As Reported	Balance Excluding the Impact of the Revenue Recognition Update	Effect of Change
Assets
Accounts receivable, trade	$116,004	$102,733	$13,271
Inventory	84,208	95,554	(11,346)
Contract costs	26,718	—	26,718

Liabilities
Accrued liabilities	$74,198	$73,976	$222
Deferred revenue	8,372	4,083	4,289
Deferred income taxes	102,539	97,408	5,131
Other long-term liabilities	20,498	20,492	6

Equity
Accumulated deficit	$(2,238,800)	$(2,256,316)	$17,516
Noncontrolling interest	(44,407)	(45,886)	1,479

	Three Months Ended March 31, 2018
Statement of Operations	As Reported	Balance Excluding the Impact of the Revenue Recognition Update	Effect of Change
Revenue:
Contract operations	$161,197	$163,193	$(1,996)
Aftermarket services	50,843	44,782	6,061
Total revenue	212,040	207,975	4,065
Cost of sales (excluding depreciation and amortization):
Contract operations	64,595	69,194	(4,599)
Aftermarket services	42,337	37,908	4,429
Selling, general and administrative	27,508	28,103	(595)
Provision for (benefit from) income taxes	354	(357)	711
Less: Net income attributable to the noncontrolling interest	(5,885)	(4,406)	(1,479)
Net loss attributable to Archrock stockholders	(3,816)	(6,456)	2,640

Accounting Standards Updates Not Yet Implemented

In June 2016, the FASB issued ASU 2016-13 that changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. Entities will apply ASU 2016-13 provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 that establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements.

3. Revenue from Contracts with Customers

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we are entitled to receive in exchange for those goods or services. Sales and usage-based taxes that are collected from the customer are excluded from revenue.

The following table presents our revenue from contracts with customers disaggregated by revenue source (in thousands):

Three Months Ended March 31, 2018
Contract Operations (1):
0 - 1000 horsepower per unit	$59,592
1,001 - 1,500 horsepower per unit	66,230
Over 1,500 horsepower per unit	34,410
Other (2)	965
Total contract operations (3)	161,197

Aftermarket Services (1):
Services	32,207
OTC parts and components sales	18,636
Total aftermarket services (4)	50,843

Total revenue (5)	$212,040
——————

(1)	We operate in two segments: contract operations and aftermarket services. See Note 16 (“Segments”) for further details regarding our segments.

(2)	Primarily relates to fees associated with Archrock-owned non-compressor equipment.

(3)
Includes $1.3 million for the three months ended March 31, 2018 related to billable maintenance on Archrock-owned units that was recognized at a point in time. All other revenue within contract operations is recognized over time.

(4)	All service revenue within aftermarket services is recognized over time. All OTC parts and components sales revenue is recognized at a point in time.

Contract Operations

We provide comprehensive contract operations services including the personnel, equipment, tools, materials and supplies to meet our customers’ natural gas compression needs. Based on the operating specifications at the customer location and each customer's unique needs, these services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide natural gas compression services to our customers.

Natural gas compression services are generally satisfied over time, as the customer simultaneously receives and consumes the benefits provided by these services. Our performance obligation is a series in which the unit of service is one month, as the customer receives substantially the same benefit each month from the services regardless of the type of service activity performed, which may vary. If the transaction price is based on a fixed fee, revenue is recognized monthly on a straight-line basis over the period that we are providing services to the customer. Amounts invoiced to customers for costs associated with moving our compressor assets to a customer site are also included in the transaction price and are amortized over the initial contract term.

Variable consideration exists if customers are billed at a lesser standby rate when a unit is not running. We have elected to apply the invoicing practical expedient to recognize revenue for such variable consideration, as the invoice corresponds directly to the value transferred to the customer based on our performance completed to date. The rate for standby service is lower to reflect the decrease in costs and effort required to provide standby service when a unit is not running.

We also perform billable maintenance service on our natural gas compression equipment at the customer’s request on an as-needed basis. The performance obligation is satisfied, and revenue is recognized at the agreed-upon transaction price, at the point in time when service is complete and the customer has accepted the work performed and can obtain the remaining benefits of the service that the unit will provide.

As of March 31, 2018, we had $180.8 million of remaining performance obligations related to our contract operations segment. This amount does not reflect revenue for contracts whose original expected duration is less than 12 months or performance obligations for which we recognize revenue under the invoicing practical expedient discussed above. In addition, we have elected to apply the practical expedient to not consider the effects of the time value of money, as the expected time between the transfer of services and payment for such services is less than one year. The remaining performance obligations will be recognized through 2021 as follows (in thousands):

	2018	2019	2020	2021	Total
Contract operations remaining performance obligations	$115,746	$49,182	$12,977	$2,865	$180,770

Aftermarket Services

We provide a full range of services to support the compression needs of customers. We sell OTC parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

We sell OTC parts and components needed for the maintenance or repair of customer-owned compression equipment. The performance obligation is generally satisfied at the point in time when delivery takes place and the customer obtains control of the part or component. The transaction price is the fixed sales price for the part stated in the contract. Revenue is recognized upon delivery, as we have a present right to payment and the customer has legal title.

Our aftermarket service activities include operations, maintenance, overhaul and reconfiguration services on customer-owned compression equipment on an as-needed basis or as part of a monthly maintenance schedule. The service activities performance obligation is satisfied over time, as the work performed enhances the customer-controlled asset and another entity would not have to substantially re-perform the work we completed if they were to fulfill the remaining performance obligation. The transaction price may be a fixed monthly service fee, a fixed quoted fee or entirely variable, calculated on a time and materials basis.

For service provided based on a fixed monthly fee, the performance obligation is a series in which the unit of service is one month. The customer receives substantially the same benefit each month from the service, regardless of the type of service activity performed, which may vary. As the progress towards satisfaction of the performance obligation is measured based on the passage of time, revenue is recognized monthly based on the fixed fee provided for in the contract.

For service provided based on a quoted fixed fee, progress towards satisfaction of the performance obligation is measured using an input method based on the actual amount of labor and material costs incurred. The amount of the transaction price recognized as revenue each reporting period is determined by multiplying the transaction price by the ratio of actual costs incurred to date to total estimated costs expected for the service. Significant judgment is involved in the estimation of the progress to completion. Any adjustments to the measure of the progress to completion will be accounted for on a prospective basis. Changes to the scope of service is recognized as an adjustment to the transaction price in the period in which the change occurs.

Service provided based on time and materials are generally short-term in nature and labor rates and parts pricing is agreed upon prior to commencing the service. We have elected to use the right-to-invoice practical expedient using an estimated gross margin percentage applied to actual costs incurred. The estimated gross margin percentage is fixed based on historical time and materials-based service. We evaluate the estimated gross margin percentage at the end of each reporting period and adjust the transaction price as appropriate.

We believe these fee- and cost-based inputs fairly depict our efforts to provide aftermarket services and the amount of revenue recognized is representative of the transfer of service and value that the customer will have received as of the reporting date. As of March 31, 2018 we have elected to apply the practical expedient to not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services, as there are no contracts with customers with an original contract term that is greater than one year.

Contract Balances

Contract operations services are generally billed monthly at the beginning of the month in which service is being provided. For aftermarket services, billings will typically occur when parts are delivered or when service is complete; however, milestone billings may be used in longer-term projects. We recognize a contract asset when we have the right to consideration in exchange for goods or services transferred to a customer when the right is conditioned on something other than the passage of time. We recognize a contract liability when we have an obligation to transfer goods or services to a customer for which we have already received consideration. Freight billings to transport compressor assets and milestone billings on aftermarket services often result in a contract liability.

As of March 31, and January 1, 2018, our receivables from contracts with customers, net of allowance for doubtful accounts were $110.8 million and $115.6 million, respectively. As of March 31, and January 1, 2018, our contract liabilities were $9.2 million and $9.0 million, respectively, which are included in deferred revenue and other long-term liabilities in our condensed consolidated balance sheets. The increase in the contract liability balance was due to deferral of $4.5 million primarily related to freight billings, partially offset by $4.3 million which was recognized as revenue during the period primarily related to freight billings and aftermarket services.

4. Discontinued Operations

Spin-off of Exterran Corporation

In 2015 we completed the Spin-off. In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation, which include but are not limited to the separation and distribution agreement, the tax matters agreement and the supply agreement. Certain terms of these agreements are described as follows:

•
The separation and distribution agreement specifies our right to receive payments from a subsidiary of Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation’s subsidiaries from PDVSA Gas, in respect of the sale of Exterran Corporation’s subsidiaries’ and joint ventures’ previously nationalized assets promptly after such amounts are collected by Exterran Corporation’s subsidiaries. During the three months ended March 31, 2017 we received $19.7 million from Exterran Corporation pursuant to this term of the separation and distribution agreement. Exterran Corporation was due to receive the remaining principal amount as of March 31, 2018 of approximately $20.9 million.

•
The tax matters agreement governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes. Subject to the provisions of this agreement Exterran Corporation and we agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of March 31, 2018, we classified $6.4 million of unrecognized tax benefits (including interest and penalties) as long-term liability associated with discontinued operations since it relates to operations of Exterran Corporation prior to the Spin-off. We have also recorded an offsetting $6.4 million indemnification asset related to this reserve as long-term assets associated with discontinued operations.

•
The supply agreement, which expired November 2017, set forth the terms under which Exterran Corporation provided manufactured equipment, including the design, engineering, manufacturing and sale of natural gas compression equipment, on an exclusive basis to us and the Partnership, subject to certain exceptions. We have entered into a new non-exclusive supply agreement with Exterran Corporation to be one of our suppliers of newly-manufactured compression equipment. For the three months ended March 31, 2018 and March 31, 2017, we purchased $37.8 million and $37.2 million, respectively, of newly-manufactured compression equipment from Exterran Corporation and others.

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

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	March 31, 2018			December 31, 2017
	Exterran Corporation	Contract Water Treatment Business	Total	Exterran Corporation	Contract Water Treatment Business	Total
Other current assets	$300	$—	$300	$300	$—	$300
Total current assets associated with discontinued operations	300	—	300	300	—	300
Other assets, net	6,421	—	6,421	6,421	—	6,421
Deferred income taxes	—	6,536	6,536	—	6,842	6,842
Total assets associated with discontinued operations	$6,721	$6,536	$13,257	$6,721	$6,842	$13,563
Other current liabilities	$297	$—	$297	$297	$—	$297
Total current liabilities associated with discontinued operations	297	—	297	297	—	297
Deferred income taxes	6,421	—	6,421	6,421	—	6,421
Total liabilities associated with discontinued operations	$6,718	$—	$6,718	$6,718	$—	$6,718

5. Inventory

Inventory consisted of the following amounts (in thousands):

	March 31, 2018	December 31, 2017
Parts and supplies	$70,401	$72,528
Work in progress	13,807	18,163
Inventory	$84,208	$90,691

6. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Compression equipment, facilities and other fleet assets	$3,212,606	$3,192,363
Land and buildings	46,052	45,754
Transportation and shop equipment	101,889	100,133
Computer hardware and software	90,550	90,296
Other	12,272	12,419
Property, plant and equipment	3,463,369	3,440,965
Accumulated depreciation	(1,374,343)	(1,364,038)
Property, plant and equipment, net	$2,089,026	$2,076,927

7. Contract Costs

We capitalize incremental costs to obtain a contract with a customer if we expect to recover those costs. Capitalized costs include commissions paid to our sales force to obtain contract operations contracts. We have applied the practical expedient to expense commissions paid for sales of service contracts and OTC parts and components within our aftermarket services segment as the amortization period is less than one year. As of March 31, and January 1, 2018, we recorded contract costs of $2.9 million and $2.3 million, respectively, associated with sales commissions.

We capitalize costs incurred to fulfill a contract if those costs relate directly to a contract, enhance resources that we will use in satisfying performance obligations and if we expect to recover those costs. Capitalized costs incurred to fulfill our customer contracts include freight charges to transport compressor assets before transferring services to the customer and mobilization activities associated with our contract operations services. As of March 31, and January 1, 2018, we recorded contract costs of $23.8 million and $19.2 million, respectively, associated with freight and mobilization.

Contract operations costs are amortized based on the transfer of service to which the assets relate, which is estimated to be 36 months based on average contract term, including anticipated renewals. We assess periodically whether the 36-month estimate fairly represents the average contract term and adjust as appropriate. Aftermarket services fulfillment costs are recognized based on the percentage-of-completion method applicable to the customer contract. Contract costs associated with commissions are amortized to SG&A. Contract costs associated with freight and mobilization are amortized to cost of sales (excluding depreciation and amortization). During the three months ended March 31, 2018, we amortized $0.3 million and $2.6 million related to commissions and freight and mobilization, respectively. During the three months ended March 31, 2018, there was no impairment loss recorded in relation to the costs capitalized.

8. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Credit Facility	$52,500	$56,000
Partnership Credit Facility	687,000	674,306

Partnership’s 6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(2,344)	(2,523)
Less: Deferred financing costs, net of amortization	(3,082)	(3,338)
	344,574	344,139

Partnership’s 6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(3,276)	(3,441)
Less: Deferred financing costs, net of amortization	(3,746)	(3,951)
	342,978	342,608
Long-term debt	$1,427,052	$1,417,053

Credit Facility

The Archrock Credit Facility is a five-year, $350.0 million revolving credit facility with a maturity of November 2020. As of March 31, 2018, we had $15.4 million in outstanding letters of credit under the Archrock Credit Facility and the applicable margin on amounts outstanding was 1.8%. The weighted average annual interest rate, excluding the effect of interest rate swaps, on the outstanding balance under the Archrock Credit Facility was 3.6% and 2.8% at March 31, 2018 and 2017, respectively. We incurred $0.2 million in commitment fees on the daily unused amount of the Archrock Credit Facility during each of the three months ended March 31, 2018 and 2017.

The Archrock Credit Facility must maintain the following consolidated financial ratios, as defined in the Archrock Credit Facility agreement:

EBITDA to Interest Expense	2.25 to 1.0
Total Debt to EBITDA (1)	4.25 to 1.0
——————

(1)
Subject to a temporary increase to 4.75 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the quarter in which the acquisition closes.

As of March 31, 2018, we had undrawn capacity of $282.1 million under the Archrock Credit Facility. As a result of the Total Debt to EBITDA ratio limitation, $224.2 million of the $282.1 million undrawn capacity under the Archrock Credit Facility was available for additional borrowings as of March 31, 2018. As of March 31, 2018, we were in compliance with all covenants under the Archrock Credit Facility.

In connection with the Merger and Amendment No. 1, the Archrock Credit Facility was terminated on April 26, 2018. See Note 18 (“Subsequent Events”) for further details of the Merger and Amendment No. 1.

Partnership Credit Facility
The Partnership Credit Facility is a five-year, $1.1 billion asset-based revolving credit facility that will mature on March 30, 2022, except that if any portion of the Partnership’s 6% senior notes due April 2021 are outstanding as of December 2, 2020, then maturity will instead be on December 2, 2020. In March 2017, the Partnership incurred $14.9 million in transaction costs related to the formation of the Partnership Credit Facility. Concurrent with entering into the Partnership Credit Facility, the Partnership expensed $0.6 million of unamortized deferred financing costs and recorded a debt extinguishment loss of $0.3 million related to the termination of its Former Credit Facility.

As of March 31, 2018, the Partnership had no outstanding letters of credit under the Partnership Credit Facility and the applicable margin on amounts outstanding was 3.3%. The weighted average annual interest rate on the outstanding balance under the Partnership Credit Facility, excluding the effect of interest rate swaps, was 5.1% and 6.3% at March 31, 2018 and 2017, respectively.
The Partnership incurred $0.5 million and $0.4 million in commitment fees on the daily unused amount of the Partnership Credit Facility and the Former Credit Facility during the three months ended March 31, 2018 and 2017, respectively.

On February 23, 2018, the Partnership amended the Partnership Credit Facility to, among other things, increase the maximum Total Debt to EBITDA ratio. The Partnership must maintain the following consolidated financial ratios, as defined in the Partnership Credit Facility agreement:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.5 to 1.0
Total Debt to EBITDA
Through fiscal year 2018	5.95 to 1.0
Through fiscal year 2019	5.75 to 1.0
Through second quarter of 2020	5.50 to 1.0
Thereafter (1)	5.25 to 1.0
——————

(1)
Subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the quarter in which the acquisition closes.

As of March 31, 2018, the Partnership had undrawn capacity of $413.0 million under the Partnership Credit Facility. As a result of the financial ratio requirements discussed above, $177.2 million of the $413.0 million of undrawn capacity was available for additional borrowings as of March 31, 2018. As of March 31, 2018, the Partnership was in compliance with all covenants under the Partnership Credit Facility agreement.

Amendment No. 1 amended certain other terms of the Partnership Credit Facility effective upon completion of the Merger on April 26, 2018. See Note 18 (“Subsequent Events”) for further details.

9. Derivatives

We are exposed to market risks associated with changes in interest rates. We use derivative instruments to minimize the risks and costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative instruments for trading or other speculative purposes.

At March 31, 2018, the Partnership was a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates:

Expiration Date	Notional Value (in millions)
May 2019	$100.0
May 2020	100.0
March 2022	300.0
$500.0

As of March 31, 2018, the weighted average effective fixed interest rate on the interest rate swaps was 1.8%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of other comprehensive income (loss) until the hedged transaction affects earnings. At that time, amounts in other comprehensive income (loss) are reclassified into earnings and presented in the same income statement line item as the earnings effect of the hedged item. Prior to adoption of ASU 2017-12, we performed quarterly calculations to determine whether the swap agreements continued to be highly effective at achieving offsetting changes in cash flows attributable to the hedged risk. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we expect the hedging relationship to continue to be highly effective. Upon adoption of ASU 2017-12, we perform subsequent quarterly prospective and retrospective hedge effectiveness assessments qualitatively unless facts and circumstances related to the hedging relationships change such that we can no longer assert qualitatively that the cash flow hedge relationships were and continue to be highly effective. We estimate that $1.5 million of deferred pre-tax gain attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at March 31, 2018, will be reclassified into earnings as interest income at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

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

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

		Fair Value Asset (Liability)
	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets	$1,646	$186
Interest rate swaps	Other long-term assets	8,164	4,490
Interest rate swaps	Accrued liabilities	—	(134)
Total derivatives		$9,810	$4,542

	Pre-tax Gain Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre-tax Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps
Three months ended March 31, 2018	$4,696	Interest expense	$(474)
Three months ended March 31, 2017	699	Interest expense	(1,013)

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
Three Months Ended March 31, 2018
Interest Expense
Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$22,547
Interest Contracts:
Amount of loss reclassified from accumulated other comprehensive income into income	$(54)
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$—

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a quarterly basis, our interest rate swaps are valued based on the income approach (discounted cash flow) using market observable inputs, including forward London Interbank Offered Rate curves. These fair value measurements are classified as Level 2.

The following table presents our interest rate swaps asset and liability measured at fair value on a recurring basis with pricing levels as of the date of valuation (in thousands):

	March 31, 2018	December 31, 2017
Interest rate swaps asset	$9,810	$4,676
Interest rate swaps liability	—	(134)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended March 31, 2018, we recorded non-recurring fair value measurements related to our idle and previously-culled compressor units. Our estimate of the compressor units’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our impaired compressor units was $0.4 million and $2.6 million at March 31, 2018 and December 31, 2017, respectively. See Note 11 (“Long-Lived Asset Impairment”) for further details.

Other Financial Instruments

The carrying amounts of our cash, receivables and payables approximate fair value due to the short-term nature of those instruments.

The carrying amounts of borrowings outstanding under our Archrock Credit Facility and the Partnership Credit Facility approximate fair value due to their variable interest rates. The fair value of these outstanding borrowings was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs.

The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets and is considered a Level 2 measurement. The following table summarizes the carrying amount and fair value of our fixed rate debt (in thousands):

	March 31, 2018	December 31, 2017
Carrying amount of fixed rate debt (1)	$687,552	$686,747
Fair value of fixed rate debt	700,000	702,000
——————

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 8 (“Long-Term Debt”) for further details.

11. Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

We periodically review the future deployment of our idle compression assets for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on these reviews, we determine that certain idle compressor units should be retired from the active fleet. The retirement of these units from the active fleet triggers a review of these assets for impairment and as a result of our review, we may record an asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit is estimated based on the expected net sale proceeds compared to other fleet units we recently sold, a review of other units recently offered for sale by third parties or the estimated component value of the equipment we plan to use.

In connection with our review of our idle compression assets, we evaluate for impairment idle units that were culled from our fleet in prior years and are available for sale. Based on that review, we may reduce the expected proceeds from disposition and record additional impairment to reduce the book value of each unit to its estimated fair value.

The following table presents the results of our impairment review as recorded in our contract operations segment (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Idle compressor units retired from the active fleet	45	80
Horsepower of idle compressor units retired from the active fleet	22,000	28,000
Impairment recorded on idle compressor units retired from the active fleet	$4,710	$8,245

12. Restructuring and Other Charges

As discussed in Note 4 (“Discontinued Operations”), we completed the Spin-off in 2015. During the three months ended March 31, 2017, we incurred $0.5 million of costs for retention benefits associated with the Spin-off that were directly attributable to Archrock. The restructuring charges associated with the Spin-off are not directly attributable to our reportable segments because they primarily represent costs incurred within the corporate function. No additional costs were incurred under this program subsequent to the year ended December 31, 2017.

13. Stock-Based Compensation

Stock Incentive Plan

In April 2013, we adopted the 2013 Plan to provide for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, other stock-based awards and dividend equivalent rights to employees, directors and consultants of Archrock. The 2013 Plan is administered by the compensation committee of our board of directors. Under the 2013 Plan, the maximum number of shares of common stock available for issuance pursuant to awards is 10,100,000. Each option and stock appreciation right granted counts as one share against the aggregate share limit, and any share subject to a stock settled award other than a stock option, stock appreciation right or other award for which the recipient pays intrinsic value counts as 1.75 shares against the aggregate share limit. Shares subject to awards granted under the 2013 Plan that are subsequently canceled, terminated, settled in cash or forfeited (excluding shares withheld to satisfy tax withholding obligations or to pay the exercise price of an option) are, to the extent of such cancellation, termination, settlement or forfeiture, available for future grant under the 2013 Plan. Cash-settled awards are not counted against the aggregate share limit. No additional grants have been or may be made under the 2007 Plan following the adoption of the 2013 Plan. Previous grants made under the 2007 Plan will continue to be governed by that plan and the applicable award agreements.

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

The following table presents stock option activity during the three months ended March 31, 2018:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2018	489	$12.28
Canceled	(53)	13.96
Options outstanding and exercisable, March 31, 2018	436	12.07	1.4	$548

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

The following table presents restricted stock, restricted stock unit, performance unit, cash-settled restricted stock unit and cash- settled performance unit activity during the three months ended March 31, 2018:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested awards, January 1, 2018	1,440	$10.39
Granted	1,089	9.50
Vested	(480)	9.57
Canceled	(47)	11.33
Non-vested awards, March 31, 2018 (1)	2,002	10.08
——————

(1)
Non-vested awards as of March 31, 2018 are comprised of 272,000 cash-settled restricted stock units and cash-settled performance units and 1,730,000 restricted shares and stock-settled performance units.

As of March 31, 2018, we expect $17.0 million of unrecognized compensation cost related to unvested restricted stock, stock-settled restricted stock units, performance units, cash-settled restricted stock units and cash-settled performance units to be recognized over the weighted-average period of 2.7 years.

Partnership Long-Term Incentive Plan

In April 2017, the Partnership adopted the 2017 Partnership LTIP to provide for the benefit of employees, directors and consultants of the Partnership, us and our respective affiliates. Two million common units have been authorized for issuance with respect to awards under the 2017 Partnership LTIP. The 2017 Partnership LTIP provides for the issuance of unit options, unit appreciation rights, restricted units, phantom units, performance awards, bonus awards, distribution equivalent rights, cash awards and other unit based awards. The Partnership Plan is administered by the Partnership Plan Administrator. The 2006 Partnership LTIP expired in 2016 and as such no further grants have been or can be made under that plan following expiration. Previous grants made under the 2006 Partnership LTIP continue to be governed by the 2006 Partnership LTIP and the applicable award agreements.

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

Partnership Phantom Units

The following table presents phantom unit activity during the three months ended March 31, 2018:

	Phantom Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
Phantom units outstanding, January 1, 2018	153	$12.19
Vested	(53)	11.24
Phantom units outstanding, March 31, 2018	100	12.69

As of March 31, 2018, we expect $1.0 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.0 years.

14. Cash Dividends

The following table summarizes our dividends per common share:

Declaration Date	Payment Date	Dividends per Common Share	Total Dividends (in thousands)
January 19, 2017	February 15, 2017	$0.12	$8,458
April 26, 2017	May 16, 2017	0.12	8,534
July 26, 2017	August 15, 2017	0.12	8,536
October 20, 2017	November 15, 2017	0.12	8,536
January 18, 2018	February 14, 2018	0.12	8,532

On April 25, 2018, our board of directors declared a quarterly dividend of $0.12 per share of common stock to be paid on May 15, 2018 to stockholders of record at the close of business on May 8, 2018.

15. Commitments and Contingencies

Performance Bonds

In the normal course of business we have issued performance bonds to various state authorities that ensure payment of certain obligations. We have also issued a bond to protect our 401(k) retirement plan against losses caused by acts of fraud or dishonesty. The bonds have expiration dates in 2018 through the first quarter of 2020 and maximum potential future payments of $2.3 million. As of March 31, 2018, we were in compliance with all obligations to which the performance bonds pertain.

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of March 31, 2018 and December 31, 2017, we accrued $2.5 million and $1.7 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows for the period in which the resolution occurs.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. The tax contingencies mentioned above relate to tax matters for which we are responsible in managing the audit. As of both March 31, 2018 and December 31, 2017, we recorded an indemnification liability (including penalties and interest), in addition to the tax contingency above, of $1.6 million for our share of non-income tax contingencies related to audits being managed by Exterran Corporation.

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

Indemnification Obligations

In connection with the Spin-off, we entered into a separation and distribution agreement which provides for cross-indemnities between Exterran Corporation’s operating subsidiary and us and established procedures for handling claims subject to indemnification and related matters. Generally, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of Exterran Corporation’s business with Exterran Corporation. Pursuant to the separation and distribution agreement, we and Exterran Corporation will generally release the other party from all claims arising prior to the Spin-off that relate to the other party’s business.

Litigation and Claims

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012. Under the revised Heavy Equipment Statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem taxes under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. As a result of this new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization)) includes a benefit of $4.7 million during the three months ended March 31, 2018. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $82.9 million as of March 31, 2018, of which $15.9 million has been agreed to by a number of appraisal review boards and county appraisal districts and $67.0 million has been disputed and is currently in litigation. A large number of appraisal review boards denied our position, although some accepted it, and our wholly owned subsidiary, Archrock Services Leasing LLC, formerly known as EES Leasing, and the Partnership’s subsidiary, Archrock Partners Leasing LLC, formerly known as EXLP Leasing, filed 176 petitions for review in the appropriate district courts with respect to the 2012 tax year, 109 petitions for review in the appropriate district courts with respect to the 2013 tax year, 115 petitions for review in the appropriate district courts with respect to the 2014 tax year, 120 petitions for review in the appropriate district courts with respect to the 2015 tax year, 113 petitions for review in the appropriate district courts with respect to the 2016 tax year and 112 petitions for review in the appropriate district courts with respect to the 2017 tax year.

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

On March 10, 2017, the Texas Supreme Court granted EXLP Leasing’s and EES Leasing’s petition for review in EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District. The case was argued before the Texas Supreme Court on October 10, 2017. On March 2, 2018, the Texas Supreme Court ruled in favor of EXLP Leasing and EES Leasing by reversing the Fourteenth Court of Appeals’ decision. In doing so, the Supreme Court upheld the validity of the Heavy Equipment Rules and held that compressors are taxable in the county of EXLP Leasing’s and EES Leasing’s business location, not where each compressor is located on January 1. On March 8, 2018, the Galveston Central Appraisal District filed a motion for extension of time to file a motion for rehearing. The Court granted the motion and Galveston Central Appraisal District filed the motion for rehearing on April 2, 2018.

We continue to believe that the revised statutes are constitutional as applied to natural gas compressors and that under the revised statutes our natural gas compressors are taxable in the counties where we maintain a business location and keep natural gas compressors. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, most of the remaining 2012-2017 district court cases have been formally or effectively abated pending final judgment from the Texas Supreme Court.

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

In addition, the SEC has been conducting an investigation in connection with certain previously disclosed errors and possible irregularities at one of our former international operations. We and Exterran Corporation are cooperating with the SEC in the investigation, which has included, among other things, responding to subpoenas for documents and testimony related to the restatement of prior period consolidated and combined financial statements and related disclosures and compliance with the FCPA, which were also being provided to the DOJ at its request. The SEC staff has provided notice that they have concluded their investigation relating to compliance with the FCPA and that they do not intend to recommend an enforcement action concerning compliance with the FCPA, and the Department of Justice has also provided notice that it does not intend to proceed with any further investigation or enforcement.

16. Segments

We manage our business segments primarily based upon the type of product or service provided. We have two segments which we operate within the U.S.: contract operations and aftermarket services. The contract operations segment primarily provides natural gas compression services to meet specific customer requirements. The aftermarket services segment provides a full range of services to support the compression needs of customers, from part sales and normal maintenance services to full operation of a customer’s owned assets.

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes only sales to external customers.

The following table presents revenue and other financial information by segment during the three months ended March 31, 2018 and 2017 (in thousands):

	Contract Operations	Aftermarket Services	Segments Total
Three months ended March 31, 2018:
Revenue	$161,197	$50,843	$212,040
Gross margin	96,602	8,506	105,108

Three months ended March 31, 2017:
Revenue	$149,984	$39,901	$189,885
Gross margin	85,887	6,169	92,056

The following table reconciles total gross margin to income (loss) before income taxes (in thousands):

	Three Months Ended March 31,
	2018	2017
Total gross margin	$105,108	$92,056
Less:
Selling, general and administrative	27,508	27,553
Depreciation and amortization	44,455	47,772
Long-lived asset impairment	4,710	8,245
Restatement and other charges	485	801
Restructuring and other charges	—	457
Interest expense	22,547	21,421
Debt extinguishment costs	—	291
Merger-related costs	4,125	—
Other income, net	(1,145)	(794)
Income (loss) before income taxes	$2,423	$(13,690)

17. Transactions Related to the Partnership

On April 26, 2018, we completed the acquisition of all of the outstanding common units of the Partnership at a fixed exchange ratio of 1.40 shares of our common stock for each common unit of the Partnership not owned by us. Additionally, the incentive distribution rights in the Partnership, which were previously owned indirectly by us, were canceled and ceased to exist. As a result of the Merger, common units of the Partnership are no longer publicly traded. See Note 18 (“Subsequent Events”) for further details of this transaction.

At March 31, 2018, we owned an approximate 43% interest in the Partnership and the Partnership’s fleet included 5,989 compressor units comprising 3.3 million horsepower, or 86%, of our and the Partnership’s combined total horsepower.

The liabilities recognized as a result of consolidating the Partnership do not necessarily represent additional claims on our general assets outside of the Partnership; rather, they represent claims against the specific assets of the Partnership. Conversely, assets recognized as a result of consolidating the Partnership do not necessarily represent additional assets that could be used to satisfy claims against our general assets. There are no restrictions on the Partnership’s assets that are reported in our general assets.

On April 30, 2018, the board of directors of Archrock GP LLC, the general partner of the General Partner, approved a cash distribution by the Partnership of approximately $15.5 million. The distribution covers the period from January 1, 2018 through March 31, 2018. Any distributions in respect of the Partnership’s common units will be paid to us as the owner of all outstanding common units.

During the three months ended March 31, 2018 and March 31, 2017, the Partnership issued and sold to the General Partner 690 and 1,119 general partner units, respectively, to maintain the General Partner’s approximate 2% general partner interest in the Partnership.

18. Subsequent Events

Merger Transaction

On January 1, 2018, we entered into the Merger Agreement pursuant to which we agreed to merge the Partnership into our indirect wholly-owned subsidiary. On April 26, 2018, the Merger was completed and we acquired the 41.2 million common units of the Partnership not owned by us at a fixed exchange ratio of 1.40 shares of our common stock for each Partnership common unit for total implied consideration of approximately $625.3 million. In addition, all of the Partnership’s incentive distribution rights, which were owned indirectly by us, were canceled and ceased to exist. As a result of the completion of the Merger, common units of the Partnership are no longer publicly traded.

As we controlled the Partnership prior to the Merger and continue to control the Partnership after the Merger, the change in our ownership interest will be accounted for as an equity transaction, and no gain or loss will be recognized in our condensed consolidated statements of operations resulting from the Merger. The tax effects of the Merger will be reported as adjustments to long-term assets associated with discontinued operations, deferred income taxes, additional paid-in capital and other comprehensive income.

Amendment to the Partnership Credit Facility and Termination of the Archrock Credit Facility

On February 23, 2018, the Partnership amended the Partnership Credit Facility to, among other things:

•	increase the maximum Total Debt to EBITDA ratio (as defined in the Partnership Credit Facility agreement), effective as of the execution of Amendment No. 1 on February 23, 2018; and

•	effective upon completion of the Merger on April 26, 2018:

–	increase the aggregate revolving commitment to $1.25 billion;

–	increase the amount available for incremental increases to the commitments under the Partnership Credit Facility to $500.0 million;

–	increase the amount available for the issuance of letters of credit to $50.0 million;

–	increase the basket sizes under certain covenants including covenants limiting our ability to make investments, incur debt, make restricted payments, incur liens and make asset dispositions;

–	name Archrock Services, L.P., one of our subsidiaries, as a borrower under the Partnership Credit Facility and certain of our other subsidiaries as loan guarantors; and

–	amend the definition of “Borrowing Base” to include certain assets of ours and our subsidiaries.

On April 26, 2018, in connection with the Merger and Amendment No. 1, we also terminated the Archrock Credit Facility and repaid $63.2 million in borrowings and accrued and unpaid interest and fees outstanding. All commitments under the Archrock Credit Facility were terminated and the $15.4 million of letters of credit outstanding under the Archrock Credit Facility as of the Merger were converted to letters of credit under the Partnership Credit Facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Financial Statements of this Quarterly Report on Form 10-Q and in conjunction with our 2017 Form 10-K.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act, including, without limitation, statements regarding the effects of the Merger; our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and pay dividends; the expected amount of our capital expenditures; expenditures related to the restatement of our financial statements and related matters, including sharing a portion of costs incurred by Exterran Corporation with respect to such matters, as well as reviews, investigations or other proceedings by government authorities, stockholders or other parties; anticipated cost savings, future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our 2017 Form 10-K, and those set forth from time to time in our filings with the SEC, which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

•	the risk that cost savings, tax benefits and any other synergies from the Merger may not be fully realized or may take longer to realize than expected;

•	the impact and outcome of pending and future litigation, including litigation, if any, relating to the Merger;

•	conditions in the oil and natural gas industry, including a sustained decrease in the level of supply or demand for oil or natural gas or a sustained low price of oil or natural gas;

•	the success of our subsidiary, the Partnership, including the amount of cash distributions received from the Partnership;

•	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	the spin-off of our international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly-traded company, Exterran Corporation;

•	changes in economic or political conditions, including terrorism and legislative changes;

•	the inherent risks associated with our operations, such as equipment defects, impairments, malfunctions and natural disasters;

•	the loss of the Partnership’s status as a partnership for U.S. federal income tax purposes;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment and workforce factors, including our ability to hire, train and retain key employees;

•	our ability to implement certain business and financial objectives, such as:

–	winning profitable new business;

–	growing our asset base and enhancing asset utilization;

–	integrating acquired businesses;

–	generating sufficient cash; and

–	accessing the capital markets at an acceptable cost;

•	liability related to the use of our services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures;

•the effectiveness of our control environment, including the identification of additional control deficiencies;

•the results of reviews, investigations or other proceedings by government authorities;

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

Overview

We are a pure play U.S. natural gas contract operations services business and the leading provider of natural gas compression services to customers in the oil and natural gas industry throughout the U.S. and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. We operate in two primary business segments: contract operations and aftermarket services. In our contract operations business, we use our owned fleet of natural gas compression equipment to provide operations services to our customers. In our aftermarket services business, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

Archrock Partners, L.P.

The Partnership is a master limited partnership that provides natural gas contract operations services to customers throughout the U.S. As of March 31, 2018, prior to the closing of the Merger, public unitholders held an approximate 57% ownership interest in the Partnership and we owned the remaining equity interest, including all of the general partner interest and incentive distribution rights. As a result of the closing of the Merger, the Partnership is our indirect wholly-owned subsidiary and the incentive distribution rights in the Partnership were canceled. We consolidate the financial position and results of operations of the Partnership.

Recent Business Developments

Merger Transaction

On April 26, 2018, we completed the acquisition of all of the outstanding common units of the Partnership at a fixed exchange ratio of 1.40 shares of our common stock for each common unit of the Partnership not owned by us. In connection with the closing of the Merger, we issued an aggregate of 57.6 million shares of our common stock to unaffiliated holders of common units of the Partnership in exchange for all of the 41.2 million common units of the Partnership not owned by us. Additionally, the incentive distribution rights in the Partnership, which were previously owned indirectly by us, were canceled and ceased to exist. As a result of the Merger, common units of the Partnership are no longer publicly traded. See Note 18 (“Subsequent Events”) to our Financial Statements for further details of the Merger.

Amendment to the Partnership Credit Facility

On February 23, 2018, the Partnership amended the Partnership Credit Facility to, among other things, increase the maximum Total Debt to EBITDA ratio. In addition, on April 26, 2018, concurrent with the Merger and certain terms within Amendment No. 1, the Partnership increased the aggregate revolving commitment under the Partnership Credit Facility to $1.25 billion and we terminated the Archrock Credit Facility and all commitments under that facility. See “Liquidity and Capital Resources - Financial Resources” below and Notes 8 (“Long-Term Debt”) and 18 (“Subsequent Events”) to the Financial Statements for further discussion of Amendment No. 1.

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

Natural gas consumption in the U.S. for the twelve months ended January 31, 2018 remained flat at 27,509 Bcf compared to 27,293 Bcf for the twelve months ended January 31, 2017. The EIA forecasts that total U.S. natural gas consumption will increase 6% in 2018 compared to 2017. The EIA estimates that the U.S. natural gas consumption level will be approximately 32 Tcf in 2040, or 18% of the projected worldwide total of approximately 177 Tcf.

Natural gas marketed production in the U.S. for the twelve months ended January 31, 2018 increased 2% to 29,041 Bcf compared to 28,376 Bcf for the twelve months ended January 31, 2017. The EIA forecasts that total U.S. natural gas marketed production will increase 10% in 2018 compared to 2017. The EIA estimates that the U.S. natural gas production level will be approximately 38 Tcf in 2040, or 21% of the projected worldwide total of approximately 177 Tcf.

Historically, oil and natural gas prices and the level of drilling and exploration activity in the U.S. have been volatile. The average price for natural gas, based on daily Henry Hub spot prices, in the first quarter of 2018 was 3% and 2% higher than the average price in the full year 2017 and first quarter of 2017, respectively, despite the spot price at March 29, 2018 being 24% and 10% lower than the spot price at December 29, 2017 and March 31, 2017, respectively. The U.S. natural gas liquid composite price was 17% higher in January 2018 than in January 2017, and the average price in the twelve months ended January 31, 2018 was 32% higher than the average price in the twelve months ended January 31, 2017. The West Texas Intermediate crude oil spot price at March 29, 2018 was 7% and 28% higher than at December 29, 2017 and March 31, 2017, respectively, and the average crude oil price in the first quarter of 2018 was 24% and 22% higher than the average price in the full year 2017 and first quarter of 2017, respectively.

Increased stability of oil and natural gas prices in 2017 contributed to increased new orders for our compression services in 2017 and thus far in 2018. Additionally, we increased our investment in new fleet units in 2017 and thus far in 2018 to take advantage of improved market conditions during 2017. As a result of these increased orders and investment, our contract operations revenue and average operating horsepower increased 7% and 6%, respectively, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Our aftermarket services business also benefited from improved market conditions and continued the recovery begun in 2017 into 2018 with a 27% increase in revenue in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

According to the Barclays 2018 Global E&P Spending Outlook, North America upstream spending is expected to increase by 21% in 2018. Due to this forecasted increase in customer spending in 2018 and the significant increase in new orders for compression services and investment in new fleet units in 2017 and thus far into 2018, we anticipate an increase in average operating horsepower during 2018 compared to 2017 as well as increased revenue in our contract operations and aftermarket services businesses.

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

Operating Highlights

The following table summarizes our available and operating horsepower and horsepower utilization (in thousands, except percentages):

	Three Months Ended March 31,
	2018	2017
Total available horsepower (at period end)(1)	3,862	3,795
Total operating horsepower (at period end)(2)	3,314	3,079
Average operating horsepower	3,289	3,112
Horsepower utilization:
Spot (at period end)	86%	81%
Average	85%	82%
——————

(1)	Defined as idle and operating horsepower. New compressor units completed by a third party manufacturer that have been delivered to us are included in the fleet.

(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

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

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization, SG&A, impairments, restatement and other charges, restructuring and other charges, debt extinguishment costs, provision for (benefit from) income taxes and other (income) loss, net. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$2,069	$(14,013)
Selling, general and administrative	27,508	27,553
Depreciation and amortization	44,455	47,772
Long-lived asset impairment	4,710	8,245
Restatement and other charges	485	801
Restructuring and other charges	—	457
Interest expense	22,547	21,421
Debt extinguishment costs	—	291
Merger-related costs	4,125	—
Other income, net	(1,145)	(794)
Provision for income taxes	354	323
Gross margin	$105,108	$92,056

Financial Results of Operations

Summary of Results

Revenue. Revenue was $212.0 million and $189.9 million during the three months ended March 31, 2018 and 2017, respectively. The increase in revenue during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due to increases in revenue from our contract operations and aftermarket services businesses. See “Contract Operations” and “Aftermarket Services” below for further details.

Net loss attributable to Archrock stockholders. Net loss attributable to Archrock stockholders was $3.8 million and $11.7 million during the three months ended March 31, 2018 and 2017, respectively. The decrease in net loss attributable to Archrock stockholders during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily driven by the increase in gross margin from our contract operations and aftermarket services businesses and decreases in long-lived asset impairment and depreciation and amortization, partially offset by Merger-related costs and the change in net income (loss) attributable to the noncontrolling interest.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Contract Operations
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
Revenue	$161,197	$149,984	7%
Cost of sales (excluding depreciation and amortization)	64,595	64,097	1%
Gross margin	$96,602	$85,887	12%
Gross margin percentage (1)	60%	57%	3%
——————

(1)	Defined as gross margin divided by revenue.

The increase in revenue during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a 6% increase in average operating horsepower and an increase in rates resulting from an increase in customer demand driven by improved market conditions in 2017. The increase in revenue was partially offset by the deferral of rebillable freight revenue as a result of the adoption of the Revenue Recognition Update.

Gross margin increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the increase in revenue mentioned above. Cost of sales remained flat due to the capitalization of freight and mobilization costs incurred to fulfill contracts prior to the transfer of service as a result of the adoption of the Revenue Recognition Update, which offset increases in costs associated with the increase in average operating horsepower, the mobilization of compressor units, freight expense and other operating costs of providing our contract operations services. Gross margin percentage increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the capitalization of costs incurred to fulfill contracts prior to the transfer of service as a result of the adoption of the Revenue Recognition Update.

Aftermarket Services
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
Revenue	$50,843	$39,901	27%
Cost of sales (excluding depreciation and amortization)	42,337	33,732	26%
Gross margin	$8,506	$6,169	38%
Gross margin percentage	17%	15%	2%

The increase in revenue during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to increases in service and part sales activities as well as the change to recognize revenue for service activities over time as a result of the adoption of the Revenue Recognition Update.

Gross margin increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the increase in revenue mentioned above, partially offset by the increase in cost of sales that was mainly driven by the increase in service and part sales activities as well as the change to recognize costs associated with service activities over time as a result of the adoption of the Revenue Recognition Update. Gross margin percentage increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to higher utilization rates as a result of the increase in activity mentioned above.

Costs and Expenses
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
Selling, general and administrative	$27,508	$27,553	—%
Depreciation and amortization	44,455	47,772	(7)%
Long-lived asset impairment	4,710	8,245	(43)%
Restatement and other charges	485	801	(39)%
Restructuring and other charges	—	457	(100)%
Interest expense	22,547	21,421	5%
Debt extinguishment costs	—	291	(100)%
Merger-related costs	4,125	—	n/a
Other income, net	(1,145)	(794)	44%

Depreciation and amortization. The decrease in depreciation and amortization expense during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2017, partially offset by an increase in depreciation expense associated with fixed asset additions.

Long-lived asset impairment. During the three months ended March 31, 2018 and 2017, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 11 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Idle compressor units retired from the active fleet	45	80
Horsepower of idle compressor units retired from the active fleet	22,000	28,000
Impairment recorded on idle compressor units retired from the active fleet	$4,710	$8,245

Restatement and other charges. During the three months ended March 31, 2018 and 2017, we incurred $0.5 million and $0.8 million, respectively, of restatement and other charges primarily for professional and legal fees related to the restatement of prior period consolidated and combined financial statements and related disclosures and related matters described in Note 15 (“Commitments and Contingencies”) to our Financial Statements.

Restructuring and other charges. As discussed in Note 4 (“Discontinued Operations”) to our Financial Statements, we completed the Spin-off in 2015. During the three months ended March 31, 2017 we incurred $0.5 million of costs associated with the Spin-off which were directly attributable to Archrock. These charges are reflected as restructuring and other charges in our condensed consolidated statement of operations. No additional costs were incurred under this program subsequent to the year ended December 31, 2017.

Interest expense. The increase in interest expense during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to an increase in the weighted average effective interest rate partially offset by a $0.6 million write-off of deferred financing costs associated with the termination of the Former Credit Facility in the three months ended March 31, 2017.

Merger-related costs. We incurred $4.1 million of Merger-related costs consisting of financial advisory, legal and other professional fees during the three months ended March 31, 2018.

Other income, net. The increase in other income, net during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a $0.4 million increase in gain on sale of property, plant and equipment.

Income Taxes
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
Provision for income taxes	$354	$323	10%
Effective tax rate	15%	(2)%	17%

The increase in provision for income taxes during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to an increase in book income tax effected at the lower corporate income tax rate in 2018 as the result of the TCJA, offset almost entirely by a lower unrecognized tax benefit recorded in 2018 compared to 2017.

Net Income (Loss) Attributable to the Noncontrolling Interest
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2018	2017	(Decrease)
Net (income) loss attributable to the noncontrolling interest	$(5,885)	$2,328	(353)%

The noncontrolling interest comprises the portion of the Partnership’s earnings that are applicable to the Partnership’s publicly-held common unitholder interest. As of March 31, 2018 and 2017, public unitholders held an ownership interest in the Partnership of 57% and 55%, respectively. The change in net (income) loss attributable to the noncontrolling interest during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to the change in net income (loss) of the Partnership. The change in net income (loss) of the Partnership was primarily due to the increase in revenue and decreases in long-lived asset impairment and depreciation and amortization.

Liquidity and Capital Resources

Overview

Our ability to fund operations, finance capital expenditures and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under our Archrock Credit Facility and the Partnership Credit Facility. On April 26, 2018, in connection with the closing of the Merger and Amendment No. 1, the aggregate revolving commitment of the Partnership Credit Facility was increased from $1.1 billion to $1.25 billion and the Archrock Credit Facility was terminated. See “Financial Resources” below and Notes 8 (“Long-Term Debt”) and 18 (“Subsequent Events”) to the Financial Statements for further details.

Our cash flow is affected by numerous factors including prices and demand for our services, volatility in commodity prices and their effect on oil and natural gas exploration and production spending, conditions in the financial markets and other factors. New orders for compression services were strong in 2017 and we have continued to book new orders at elevated rates into 2018. We believe that our operating cash flows and borrowings under the Partnership Credit Facility will be sufficient to meet our liquidity needs through at least March 31, 2019.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Capital Requirements

The natural gas compression business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital spending is primarily dependent on the demand for our contract operations services and the availability of the type of compression equipment required for us to render those contract operations services to our customers. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of, the following:

•
growth capital expenditures, which are made to expand or replace partially or fully depreciated assets or to expand the operating capacity or revenue generating capabilities of existing or new assets, whether through construction, acquisition or modification; and

•	maintenance capital expenditures, which are made to maintain the existing operating capacity of our assets and related cash flows, further extending the useful lives of the assets.

The majority of our growth capital expenditures are related to the acquisition cost of new compressor units that we add to our fleet. In addition, growth capital expenditures can also include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications for which it previously was not suited. Maintenance capital expenditures are related to major overhauls of significant components of a compressor unit such as the engine, compressor and cooler, which return the components to a like-new condition, but do not modify the applications for which the compressor unit was designed.

We generally invest funds necessary to purchase fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our targeted return on capital. We currently plan to spend $300 million to $320 million in capital expenditures during 2018, primarily consisting of $230 million to $250 million for growth capital expenditures and $40 million to $45 million for maintenance capital expenditures.

Financial Resources

Revolving Credit Facilities

The following table presents the weighted average annual interest rate and average daily debt balance of our revolving credit facilities (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Archrock Credit Facility
Weighted average annual interest rate (1)	3.6%	2.8%
Average daily debt balance	$51,977	$79,803

Partnership Credit Facility (2)
Weighted average annual interest rate (1)	5.1%	6.3%
Average daily debt balance	$680,465	$507,629
——————

(1)	Excludes the effect of interest rate swaps.

(2)
The amounts for the three months ended March 31, 2018 pertain to the Partnership Credit Facility. The amounts for the three months ended March 31, 2017 pertain to the Partnership’s Former Credit Facility.

Archrock Credit Facility. On April 26, 2018, in connection with the Merger and Amendment No. 1, we terminated the Archrock Credit Facility and repaid $63.2 million in borrowings and accrued and unpaid interest and fees outstanding. All commitments under the Archrock Credit Facility were terminated and the $15.4 million of letters of credit outstanding under the Archrock Credit Facility as of the Merger were converted to letters of credit under the Partnership Credit Facility.

Prior to its termination, the Archrock Credit Facility required us to maintain the following consolidated financial ratios, as defined in the Archrock Credit Facility agreement:

EBITDA to Total Interest Expense	2.25 to 1.0
Total Debt to EBITDA (1)	4.25 to 1.0
——————

(1)
Subject to a temporary increase to 4.75 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the quarter in which the acquisition closes.

As a result of the Total Debt to EBITDA ratio limitation above, $224.2 million of the $282.1 million undrawn capacity under the Archrock Credit Facility was available for additional borrowings as of March 31, 2018.

The Archrock Credit Facility contained various additional covenants with which we were required to comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity and making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. As of March 31, 2018, we were in compliance with all covenants under the Archrock Credit Facility.

Partnership Credit Facility. On February 23, 2018, the Partnership amended the Partnership Credit Facility to, among other things:

•	increase the maximum Total Debt to EBITDA ratio (as defined in the Partnership Credit Facility agreement), effective as of the execution of Amendment No. 1 on February 23, 2018; and

•	effective upon the closing of the Merger:

–	increase the aggregate revolving commitment to $1.25 billion;.

–	increase the amount available for incremental increases to the commitments under the Partnership Credit Facility to $500.0 million;

–	increase the amount available for the issuance of letters of credit to $50.0 million;

–	increase the basket sizes under certain covenants including covenants limiting our ability to make investments, incur debt, make restricted payments, incur liens and make asset dispositions;

–	name Archrock Services, L.P., one of our subsidiaries, as a borrower under the Partnership Credit Facility and certain of our other subsidiaries as loan guarantors; and

–	amend the definition of “Borrowing Base” to include certain assets of ours and our subsidiaries.

The Partnership Credit Facility matures on March 30, 2022, except that if any portion of the Partnership’s 6% senior notes due April 2021 are outstanding as of December 2, 2020, then maturity will instead be on December 2, 2020. Portions of the Partnership Credit Facility up to $50.0 million are available for the issuance of swing line loans. The Partnership Credit Facility borrowing base consists of eligible accounts receivable, inventory and compressor units.

The Partnership must maintain the following consolidated financial ratios, as defined in the Partnership Credit Facility agreement:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.5 to 1.0
Total Debt to EBITDA
Through fiscal year 2018	5.95 to 1.0
Through fiscal year 2019	5.75 to 1.0
Through second quarter of 2020	5.50 to 1.0
Thereafter (1)	5.25 to 1.0
——————

(1)
Subject to a temporary increase to 5.50 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the quarter in which the acquisition closes.

As a result of the Total Debt to EBITDA ratio limitation above, $177.2 million of the $413.0 million undrawn capacity under the Partnership Credit Facility was available for additional borrowings as of March 31, 2018.

The Partnership Credit Facility agreement contains various additional covenants including, but not limited to, mandatory prepayments from the net cash proceeds of certain asset transfers, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. In addition, if as of any date the Partnership has cash and cash equivalents (other than proceeds from a debt or equity issuance received in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Partnership Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Partnership Credit Facility. As of March 31, 2018, the Partnership was in compliance with all covenants under the Partnership Credit Facility.

Other

In connection with the Spin-off, we entered into a separation and distribution agreement with Exterran Corporation pursuant to which we have the right to receive payments from a subsidiary of Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation’s subsidiaries from PDVSA Gas in respect of the sale of Exterran Corporation’s subsidiaries’ and joint ventures’ previously nationalized assets. As of March 31, 2018, Exterran Corporation was due to receive the remaining principal amount of $20.9 million from PDVSA Gas.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) continuing operations:
Operating activities	$62,455	$54,742
Investing activities	(54,991)	(25,149)
Financing activities	(14,443)	(21,965)
Discontinued operations	—	45
Net change in cash and cash equivalents	$(6,979)	$7,673

Operating Activities. The increase in net cash provided by operating activities from continuing operations during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to an increase in revenues in our contract operations and aftermarket services segments primarily driven by improved market conditions and an increase in accounts payable as a result of timing of payments to vendors. These activities were partially offset by an increase in cost of sales, including freight and mobilization costs incurred to fulfill contracts prior to the transfer of service, an increase in merger related costs and an increase in accounts receivable as a result of the timing of payments received from our customers.

Investing Activities. The increase in net cash used in investing activities from continuing operations during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a $39.1 million increase in capital expenditures, partially offset by a $9.1 million increase in proceeds from sale of property, plant and equipment.

Financing Activities. The decrease in net cash used in financing activities from continuing operations during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to $9.2 million net borrowings of long-term debt during the three months ended March 31, 2018 compared to $6.5 million net repayments during the three months ended March 31, 2017 and a $12.1 million decrease in payments for debt issuance costs. These changes were partially offset by a $19.7 million decrease in contributions from Exterran Corporation.

Dividends

On April 25, 2018, our board of directors declared a quarterly dividend of $0.12 per share of common stock to be paid on May 15, 2018 to stockholders of record at the close of business on May 8, 2018. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

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

Through our ownership of all of the equity interests in the Partnership post-Merger, we expect to receive cash distributions from the Partnership.

Under the terms of the partnership agreement, there is no guarantee that unitholders will receive quarterly distributions from the Partnership. The Partnership’s distribution policy, which may be changed at any time, is subject to certain restrictions, including (i) restrictions contained in the Partnership’s Credit Facility, (ii) the General Partner’s establishment of reserves to fund future operations or cash distributions to the Partnership’s unitholders, (iii) restrictions contained in the Delaware Revised Uniform Limited Partnership Act and (iv) the Partnership’s lack of sufficient cash to pay distributions.

On April 30, 2018, the board of directors of Archrock GP LLC, the general partner of the General Partner, approved a cash distribution by the Partnership of approximately $15.5 million. The distribution covers the period from January 1, 2018 through March 31, 2018. Any distributions in respect of the Partnership’s common units will be paid to us as the owner of all outstanding common units.

Off-Balance Sheet Arrangements

For information on our obligations with respect to performance bonds and letters of credit, see Note 15 (“Commitments and Contingencies”) and Note 8 (“Long-Term Debt”), respectively, to our Financial Statements.

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

As of March 31, 2018, after taking into consideration interest rate swaps, we had $239.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at March 31, 2018 would result in an annual increase in our interest expense of $2.4 million.

For further information regarding our use of interest rate swaps to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 9 (“Derivatives”) to our Financial Statements.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of March 31, 2018 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

In addition, the SEC has been conducting an investigation in connection with certain previously disclosed errors and possible irregularities at one of our former international operations. We and Exterran Corporation are cooperating with the SEC in the investigation, which has included, among other things, responding to subpoenas for documents and testimony related to the restatement of prior period consolidated and combined financial statements and related disclosures and compliance with the FCPA, which were also being provided to the DOJ at its request. The SEC staff has provided notice that they have concluded their investigation relating to compliance with the FCPA and that they do not intend to recommend an enforcement action concerning compliance with the FCPA, and the Department of Justice has also provided notice that it does not intend to proceed with any further investigation or enforcement.

Item 1A. Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities

The following table summarizes our repurchases of equity securities during the three months ended March 31, 2018:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
January 1, 2018 - January 31, 2018	1,925	$9.94	N/A	N/A
February 1, 2018 - February 28, 2018	—	—	N/A	N/A
March 1, 2018 - March 31, 2018	107,541	9.50	N/A	N/A
Total	109,466	$9.51	N/A	N/A
——————

(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

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

2.2
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
3.2
Certificate of Amendment of Certificate of Incorporation of Exterran Holdings, Inc. (now Archrock, Inc.), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

3.3
Composite Certificate of Incorporation of Archrock, Inc. (as amended as of November 3,2015), incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

3.4	Third Amended and Restated Bylaws of Exterran Holdings, Inc. (now Archrock, Inc.), incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2013
10.1†
Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Cash-Settled), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 21, 2018

10.2†
Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Stock-Settled), incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 21, 2018

10.3†	Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock Units, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 21, 2018
10.4†
Form of Letter Agreement Amending the Award Notice and Agreement for 2017 Performance Units, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 21, 2018

10.5†	Form of Second Amendment to Severance Benefit Agreement, incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017
10.6†	Form of Letter Agreement, dated as of March 19, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2018
10.7
Amendment No. 1 to Credit Agreement, dated as of February 23, 2018, by and among Archrock Partners, L.P., the other Loan Parties thereto, the Lenders thereto, and JPMorgan Chase Bank, N.A., as the Administrative Agent, incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on February 28, 2018.

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

ARCHROCK, INC.

By:	/s/ RAYMOND K. GUBA
Raymond K. Guba
Interim Chief Financial Officer
(Principal Financial Officer)

By:	/s/ DONNA A. HENDERSON
Donna A. Henderson
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

May 3, 2018