Form 10-Q
period 2018-06-30
Archrock, Inc.
filed 2018-08-02
CIK 1389050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018
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
Yes ☐ No ☒

Number of shares of the common stock of the registrant outstanding as of July 26, 2018: 129,414,646 shares.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2006 Partnership LTIP	The Archrock Partners, L.P. Long Term Incentive Plan, adopted in October 2006
2007 Plan	The Archrock, Inc. 2007 Stock Incentive Plan
2013 Plan	The Archrock, Inc. 2013 Stock Incentive Plan
2017 Form 10-K	Archrock, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017
2017 Partnership LTIP	The Archrock Partners, L.P. Long Term Incentive Plan, adopted in April 2017
51st District Court	51st Judicial District Court of Irion County, Texas
Amendment No. 1	Amendment No. 1 to Credit Agreement, dated February 23, 2018, which amended that certain Credit Agreement, dated as of March 30, 2017, which governs the Partnership Credit Facility
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly-owned subsidiaries
Archrock Credit Facility	Archrock’s $350 million revolving credit facility due November 2020
ASU 2016-02	Accounting Standards Update No. 2016-02 Leases (Topic 842)
ASU 2016-13	Accounting Standards Update No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2016-15	Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
ASU 2017-12	Accounting Standards Update No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
ASU 2018-02	Accounting Standards Update No. 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
ASU 2018-05	Accounting Standards Update No. 2018-05 Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118
Bcf	Billion cubic feet
DOJ	U.S. Department of Justice
EBITDA	Earnings before interest, taxes, depreciation and amortization
EES Leasing	Archrock Services Leasing LLC, formerly known as EES Leasing LLC
EIA	U.S. Energy Information Administration
Exchange Act	Securities Exchange Act of 1934, as amended
EXLP Leasing	Archrock Partners Leasing LLC, formerly known as EXLP Leasing LLC
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
Financial Statements	Archrock’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q
Former Credit Facility	The Partnership’s former $825.0 million revolving credit facility and $150.0 million term loan, terminated in March 2017
GAAP	Accounting principles generally accepted in the U.S.
General Partner	Archrock General Partner, L.P., a wholly owned subsidiary of Archrock and the Partnership’s general partner
Heavy Equipment Statutes	Texas Tax Code §§ 23.1241, 23.1242
Merger	The transaction completed on April 26, 2018 pursuant to the Merger Agreement in which Archrock acquired all of the Partnership’s outstanding common units not already owned by Archrock
Merger Agreement
Agreement and Plan of Merger, dated as of January 1, 2018, among Archrock and the Partnership, which was amended by Amendment No. 1 to Agreement and Plan of Merger on January 11, 2018, and which was completed and effective on April 26, 2018.

MMBtu	Million British thermal unit
OTC	Over-the-counter, as related to aftermarket services parts and components
Partnership	Archrock Partners, L.P., together with its subsidiaries

Partnership Credit Facility	The Partnership’s $1.25 billion asset-based revolving credit facility due March 2022, as amended by Amendment No. 1
PDVSA Gas	PDVSA Gas, S.A., a subsidiary of Petroleos de Venezuela, S.A.
Revenue Recognition Update	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) and additional related standards updates
ROU	Right-of-use, as related to the new lease model under ASU 2016-02
SAB 118	SEC Staff Accounting Bulletin No. 118
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Spin-off
The spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation, effective November 3, 2015

TCJA	Public Law No. 115-97, a comprehensive tax reform bill signed into law on December 22, 2017
Tcf	Trillion cubic feet
U.S.	United States of America

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ARCHROCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,532	$10,536
Accounts receivable, trade, net of allowance of $1,847 and $1,794, respectively	130,596	113,416
Inventory	82,470	90,691
Other current assets	9,808	6,220
Current assets associated with discontinued operations	300	300
Total current assets	226,706	221,163
Property, plant and equipment, net	2,125,287	2,076,927
Intangible assets, net	60,390	68,872
Contract costs	31,240	—
Other long-term assets	34,195	27,782
Long-term assets associated with discontinued operations	6,421	13,263
Total assets	$2,484,239	$2,408,007
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$91,818	$54,585
Accrued liabilities	67,152	71,116
Deferred revenue	8,859	4,858
Current liabilities associated with discontinued operations	297	297
Total current liabilities	168,126	130,856
Long-term debt	1,458,863	1,417,053
Deferred income taxes	2,568	97,943
Other long-term liabilities	17,536	20,116
Long-term liabilities associated with discontinued operations	6,421	6,421
Total liabilities	1,653,514	1,672,389
Commitments and contingencies (Note 15)
Equity:
Preferred stock, $0.01 par value per share: 50,000,000 shares authorized, zero issued	—	—
Common stock, $0.01 par value per share: 250,000,000 shares authorized, 135,478,039 and 76,880,862 shares issued, respectively	1,355	769
Additional paid-in capital	3,150,118	3,093,058
Accumulated other comprehensive income	9,374	1,197
Accumulated deficit	(2,252,349)	(2,241,243)
Treasury stock, 6,072,751 and 5,930,380 common shares, at cost, respectively	(77,773)	(76,732)
Total Archrock stockholders’ equity	830,725	777,049
Noncontrolling interest	—	(41,431)
Total equity	830,725	735,618
Total liabilities and equity	$2,484,239	$2,408,007
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Contract operations	$165,450	$151,114	$326,647	$301,098
Aftermarket services	61,420	46,868	112,263	86,769
Total revenue	226,870	197,982	438,910	387,867

Costs and expenses:
Cost of sales (excluding depreciation and amortization):
Contract operations	67,809	62,243	132,404	126,340
Aftermarket services	50,793	39,609	93,130	73,341
Selling, general and administrative	26,649	25,162	54,157	52,715
Depreciation and amortization	43,331	47,248	87,786	95,020
Long-lived asset impairment	6,953	5,508	11,663	13,753
Restatement and other charges	(1,076)	1,920	(591)	2,721
Restructuring and other charges	—	366	—	823
Interest expense	23,337	22,504	45,884	43,925
Debt extinguishment costs	2,450	—	2,450	291
Merger-related costs	5,686	—	9,811	—
Other income, net	(1,644)	(962)	(2,789)	(1,756)
Total costs and expenses	224,288	203,598	433,905	407,173
Income (loss) before income taxes	2,582	(5,616)	5,005	(19,306)
Benefit from income taxes	(1,567)	(1,580)	(1,213)	(1,257)
Net income (loss)	4,149	(4,036)	6,218	(18,049)
Less: Net income attributable to the noncontrolling interest	(2,212)	(2,651)	(8,097)	(323)
Net income (loss) attributable to Archrock stockholders	$1,937	$(6,687)	$(1,879)	$(18,372)

Basic and diluted net income (loss) per common share:
Net income (loss) attributable to Archrock common stockholders	$0.02	$(0.10)	$(0.02)	$(0.27)

Weighted average common shares outstanding:
Basic	111,296	69,588	90,589	69,496
Diluted	111,402	69,588	90,589	69,496

Dividends declared and paid per common share	$0.12	$0.12	$0.24	$0.24
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$4,149	$(4,036)	$6,218	$(18,049)
Other comprehensive income, net of tax:
Derivative gain, net of reclassifications to earnings	1,720	398	6,282	1,814
Amortization of terminated interest rate swaps	85	21	230	45
Merger-related adjustments	5,670	—	5,670	—
Total other comprehensive income	7,475	419	12,182	1,859
Comprehensive income (loss)	11,624	(3,617)	18,400	(16,190)
Less: Comprehensive income attributable to the noncontrolling interest	(3,506)	(2,877)	(12,360)	(1,440)
Comprehensive income (loss) attributable to Archrock stockholders	$8,118	$(6,494)	$6,040	$(17,630)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)
(unaudited)

	Archrock Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total
Balance at January 1, 2017	$762	$3,021,040	$(1,678)	$(73,944)	$(2,227,214)	$(34,038)	$684,928
Treasury stock purchased				(2,180)			(2,180)
Cash dividends					(16,992)		(16,992)
Stock-based compensation, net of forfeitures	5	3,984				269	4,258
Stock options exercised	1	938					939
Contribution from Exterran Corporation		44,709					44,709
Cash distribution to noncontrolling unitholders of the Partnership						(20,908)	(20,908)
Impact of adoption of Accounting Standards Update 2016-09		209			1,081		1,290
Comprehensive loss
Net income (loss)					(18,372)	323	(18,049)
Derivative gain, net of reclassifications to earnings			697			1,117	1,814
Amortization of terminated interest rate swaps			45				45
Balance at June 30, 2017	$768	$3,070,880	$(936)	$(76,124)	$(2,261,497)	$(53,237)	$679,854

Balance at January 1, 2018	$769	$3,093,058	$1,197	$(76,732)	$(2,241,243)	$(41,431)	$735,618
Treasury stock purchased				(1,041)			(1,041)
Cash dividends					(24,018)		(24,018)
Shares issued in employee stock purchase plan	1	415					416
Stock-based compensation, net of forfeitures	9	3,568				(64)	3,513
Stock options exercised		262					262
Cash distribution to noncontrolling unitholders of the Partnership						(11,766)	(11,766)
Impact of adoption of Revenue Recognition Update					14,666		14,666
Impact of adoption of ASU 2017-12					383		383
Impact of adoption of ASU 2018-02			258		(258)		—
Merger-related adjustments	576	52,815				40,901	94,292
Comprehensive income
Net income (loss)					(1,879)	8,097	6,218
Derivative gain, net of reclassifications to earnings			2,019			4,263	6,282
Amortization of terminated interest rate swaps			230				230
Merger-related adjustments			5,670				5,670
Balance at June 30, 2018	$1,355	$3,150,118	$9,374	$(77,773)	$(2,252,349)	$—	$830,725
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$6,218	$(18,049)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	87,786	95,020
Long-lived asset impairment	11,663	13,753
Inventory write-downs	1,018	984
Amortization of deferred financing costs	3,094	3,904
Amortization of debt discount	694	652
Amortization of terminated interest rate swaps	291	68
Debt extinguishment costs	2,450	291
Interest rate swaps	327	980
Stock-based compensation expense	3,763	4,075
Non-cash restructuring charges	—	823
Provision for doubtful accounts	908	1,211
Gain on sale of property, plant and equipment	(2,188)	(1,789)
Deferred income tax benefit	(1,327)	(1,499)
Amortization of contract costs	6,281	—
Changes in assets and liabilities:
Accounts receivable, trade	(10,458)	1,290
Inventory	(50)	(1,784)
Other current assets	484	(1,159)
Contract costs	(15,998)	—
Accounts payable and other liabilities	9,858	2,139
Deferred revenue	507	186
Other	(106)	157
Net cash provided by continuing operations	105,215	101,253
Net cash provided by discontinued operations	—	45
Net cash provided by operating activities	105,215	101,298
Cash flows from investing activities:
Capital expenditures	(132,172)	(99,409)
Proceeds from sale of property, plant and equipment	19,193	8,889
Proceeds from insurance	252	—
Net cash used in investing activities	(112,727)	(90,520)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	383,830	969,000
Repayments of long-term debt	(343,636)	(970,000)
Payments for debt issuance costs	(3,332)	(14,855)
Payments for settlement of interest rate swaps that include financing elements	(207)	(1,041)
Dividends to Archrock stockholders	(24,018)	(16,992)
Distributions to noncontrolling partners in the Partnership	(11,766)	(20,908)
Proceeds from stock options exercised	262	939
Proceeds from stock issued under our employee stock purchase plan	416	—
Purchases of treasury stock	(1,041)	(2,180)
Contribution from Exterran Corporation	—	44,720
Net cash provided by (used in) financing activities	508	(11,317)
Net decrease in cash and cash equivalents	(7,004)	(539)
Cash and cash equivalents at beginning of period	10,536	3,134
Cash and cash equivalents at end of period	$3,532	$2,595

Supplemental disclosure of Non-Cash Transactions:
Issuance of Archrock common stock pursuant to merger, net of tax	$53,391	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our 2017 Form 10-K, which contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Merger Transaction

On January 1, 2018, we entered into the Merger Agreement pursuant to which we agreed to merge the Partnership with and into our indirect wholly-owned subsidiary. On April 26, 2018, the Merger was completed and we issued 57.6 million shares of our common stock to acquire the 41.2 million common units of the Partnership not owned by us prior to the Merger at a fixed exchange ratio of 1.40 shares of our common stock for each Partnership common unit for total implied consideration of $625.3 million. Additionally, the incentive distribution rights in the Partnership, all of which we owned indirectly prior to the Merger, were canceled and ceased to exist. As a result of the Merger, the Partnership’s common units are no longer publicly traded. The Partnership’s 6% senior notes due April 2021 and October 2022 were not impacted by the Merger and remain outstanding.

As we controlled the Partnership prior to the Merger and continue to control the Partnership after the Merger, we accounted for the change in our ownership interest in the Partnership as an equity transaction which was reflected as a reduction of the noncontrolling interest with corresponding increases to common stock, additional paid-in capital and accumulated other comprehensive income. No gain or loss was recognized in our condensed consolidated statements of operations as a result of the Merger.

The following table presents the effects of changes in our ownership interest in the Partnership on the equity attributable to Archrock stockholders:

	Six Months Ended June 30,
	2018	2017
Net loss attributable to Archrock stockholders	$(1,879)	$(18,372)
Decrease in Archrock stockholders’ additional paid-in capital for purchase of Partnership common units	52,815	—
Change from net loss attributable to Archrock stockholders and transfers from noncontrolling interest	$50,936	$(18,372)

Prior to the Merger, public unitholders held an approximate 57% ownership interest in the Partnership and we owned the remaining equity interest. The equity interests in the Partnership that were owned by the public prior to April 26, 2018 are reflected within noncontrolling interest in our condensed consolidated balance sheet as of December 31, 2017. The earnings of the Partnership that were attributed to its common units held by the public prior to April 26, 2018 are reflected in net income (loss) attributable to the noncontrolling interest in our condensed consolidated statement of operations.

The tax effects of the Merger were reported as adjustments to other long-term assets, long-term assets associated with discontinued operations, deferred income taxes, additional paid-in capital and other comprehensive income. Due to the change in ownership and tax step up from the consideration given in the Merger, we recorded a $156.5 million deferred tax asset which resulted in an overall $57.2 million net deferred tax asset. We evaluated the realizability of our resulting net deferred tax asset position by assessing the available positive and negative evidence and concluded, based on the weight of the evidence, that a $55.3 million valuation allowance was required. The $101.2 million net tax impact of the change in deferred tax asset and the valuation allowance was recorded as an offsetting increase to additional paid-in capital.

We incurred $5.7 million and $9.8 million of transaction costs directly attributable to the Merger during the three and six months ended June 30, 2018, respectively, including financial advisory, legal service and other professional fees, which were recorded to merger-related costs on our condensed consolidated statements of operations.

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

The following table summarizes net income (loss) attributable to Archrock common stockholders used in the calculation of basic and diluted loss per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to Archrock stockholders	$1,937	$(6,687)	$(1,879)	$(18,372)
Less: Net income attributable to participating securities	(157)	(180)	(313)	(334)
Net income (loss) attributable to Archrock common stockholders	$1,780	$(6,867)	$(2,192)	$(18,706)

The following table shows the potential shares of common stock that were included in computing diluted income (loss) attributable to Archrock common stockholders per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average common shares outstanding including participating securities	112,995	70,908	92,130	70,833
Less: Weighted average participating securities outstanding	(1,699)	(1,320)	(1,541)	(1,337)
Weighted average common shares outstanding — used in basic income (loss) per common share	111,296	69,588	90,589	69,496
Net dilutive potential common shares issuable:
On exercise of options	99	*	*	*
On the settlement of employee stock purchase plan shares	7	—	*	—
Weighted average common shares outstanding — used in diluted income (loss) per common share	111,402	69,588	90,589	69,496
——————

*	Excluded from diluted income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted income (loss) attributable to Archrock common stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	187	282	205	297
On exercise of options	—	108	89	125
On the settlement of employee stock purchase plan shares	—	—	5	—
Net dilutive potential common shares issuable	187	390	299	422

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

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax, and excluding noncontrolling interest, during the six months ended June 30, 2017 and 2018 (in thousands):

Derivatives Cash Flow Hedges
Accumulated other comprehensive loss, January 1, 2017	$(1,678)
Gain recognized in other comprehensive income, net of tax(1)	173
Loss reclassified from accumulated other comprehensive loss, net of tax(2)	569
Other comprehensive income attributable to Archrock stockholders	742
Accumulated other comprehensive loss, June 30, 2017	$(936)

Accumulated other comprehensive income, January 1, 2018	$1,197
Gain recognized in other comprehensive income, net of tax(3)	2,051
Loss reclassified from accumulated other comprehensive loss, net of tax(4)	456
Merger-related adjustments (5)	5,670
Other comprehensive income attributable to Archrock stockholders	8,177
Accumulated other comprehensive income, June 30, 2018	$9,374
——————

(1)
During the three months ended June 30, 2017, we recognized a loss of $0.1 million and a tax benefit of $0.1 million, in other comprehensive income (loss) related to the change in the fair value of derivative instruments. During the six months ended June 30, 2017, we recognized a gain of $0.2 million and immaterial tax expense in other comprehensive income (loss) related to change in the fair value of derivative financial instruments.

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

(3)
During the three months ended June 30, 2018, we recognized a gain of $0.9 million and a tax provision of $0.5 million, in other comprehensive income (loss) related to the change in the fair value of derivative instruments. During the six months ended June 30, 2018, we recognized a gain of $2.9 million and a tax provision of $0.9 million, in other comprehensive income (loss) related to the change in the fair value of derivative instruments.

(4)
During the three months ended June 30, 2018, we reclassified an immaterial loss to interest expense and an immaterial tax benefit to provision for (benefit from) income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss). During the six months ended June 30, 2018, we reclassified a loss of $0.3 million to interest expense and a tax benefit of $0.1 million to provision for (benefit from) income taxes in our condensed consolidated statements of operations from accumulated other comprehensive income (loss). Additionally, during the six months ended June 30, 2018, we reclassified stranded tax effects resulting from the TCJA of $0.3 million to accumulated deficit in our condensed consolidated balance sheets. See Note 2 (“Recent Accounting Developments”) for further detail.

(5)
Pursuant to the Merger, we reclassified a gain of $5.7 million from noncontrolling interest to accumulated other comprehensive income (loss) related to fair value of derivative instruments that was previously attributed to public ownership of the Partnership.

2. Recent Accounting Developments

Accounting Standards Updates Implemented

ASU 2018-05 was issued in March 2018 to clarify the income taxes disclosure requirements as they pertain to SAB 118, including the requirement to disclose a reasonable estimate, if determinable, of the tax effects of the TCJA in the reporting period in which the TCJA was enacted, as well as additional disclosures required in the following interim reporting periods if the measurement period approach is used. In accordance with ASU 2018-05, we disclosed a reasonable estimate of the income tax effects of the TCJA on our consolidated financial statements in our 2017 Form 10-K and there have been no changes to this estimate. We anticipate finalizing the amounts in connection with the completion of our 2017 income tax returns in the fourth quarter of 2018.

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

On January 1, 2018, we adopted ASU 2017-12 using the modified retrospective approach to existing cash flow hedge relationships as of January 1, 2018. ASU 2017-12 expands and refines hedge accounting for both financial and nonfinancial risk components, aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements and eliminates the requirement to separately measure and report hedge ineffectiveness. As a result of the adoption of ASU 2017-12, we recognized a net gain of $0.4 million as a cumulative-effect adjustment to opening retained earnings and a corresponding adjustment to other comprehensive income (loss) to reverse the cumulative ineffectiveness previously recognized in interest expense.

On January 1, 2018, we adopted ASU 2016-15 on a retrospective basis. ASU 2016-15 addresses diversity in practice and simplifies several elements of cash flow classification including how certain cash receipts and cash payments are classified in the statement of cash flows. ASU 2016-15 did not have an impact on our condensed consolidated statement of cash flow for the six months ended June 30, 2017.

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

The following table summarizes the cumulative impact of the adoption of the Revenue Recognition Update on the opening balance sheet (in thousands):

	December 31, 2017	Adjustments Due to the Revenue Recognition Update	January 1, 2018
Assets
Accounts receivable, trade	$113,416	$7,883	$121,299
Inventory	90,691	(6,917)	83,774
Contract costs	—	21,524	21,524

Liabilities
Accrued liabilities	$71,116	$209	$71,325
Deferred revenue	4,858	3,188	8,046
Deferred income taxes	97,943	4,427	102,370

Equity
Accumulated deficit	$(2,241,243)	$14,666	$(2,226,577)

The following tables summarize the impact of the application of the Revenue Recognition Update on our condensed consolidated balance sheet and condensed consolidated statement of operations (in thousands):

	June 30, 2018
Balance Sheet	As Reported	Balance Excluding the Impact of the Revenue Recognition Update	Effect of Change
Assets
Accounts receivable, trade	$130,596	$115,923	$14,673
Inventory	82,470	97,463	(14,993)
Contract costs	31,240	—	31,240

Liabilities
Accounts payable, trade	$91,818	$91,776	$42
Accrued liabilities	67,152	66,930	222
Deferred revenue	8,859	7,037	1,822
Deferred income taxes	2,568	2,329	239
Other long-term liabilities	17,536	17,514	22

Equity
Additional paid-in capital (1)	$3,150,118	$3,140,754	$9,364
Accumulated deficit	(2,252,349)	(2,271,558)	19,209
——————

(1)	Represents the impact of the Revenue Recognition Update on net income attributable to noncontrolling interest which was reclassed to additional paid-in capital pursuant to the Merger.

	Three Months Ended June 30, 2018
Statement of Operations	As Reported	Balance Excluding the Impact of the Revenue Recognition Update	Effect of Change
Revenue:
Contract operations	$165,450	$166,341	$(891)
Aftermarket services	61,420	56,660	4,760
Total revenue	226,870	223,001	3,869
Cost of sales (excluding depreciation and amortization):
Contract operations	67,809	71,956	(4,147)
Aftermarket services	50,793	47,103	3,690
Selling, general and administrative	26,649	27,025	(376)
Benefit from income taxes	(1,567)	(4,097)	2,530
Less: Net income attributable to the noncontrolling interest	(2,212)	(1,735)	(477)
Net income attributable to Archrock stockholders	1,937	242	1,695

	Six Months Ended June 30, 2018
Statement of Operations	As Reported	Balance Excluding the Impact of the Revenue Recognition Update	Effect of Change
Revenue:
Contract operations	$326,647	$329,325	$(2,678)
Aftermarket services	112,263	101,442	10,821
Total Revenue	438,910	430,767	8,143
Cost of sales (excluding depreciation and amortization):
Contract operations	132,404	141,150	(8,746)
Aftermarket services	93,130	85,011	8,119
Selling, general and administrative	54,157	55,127	(970)
Benefit from income taxes	(1,213)	(4,454)	3,241
Less: Net income attributable to the noncontrolling interest	(8,097)	(6,141)	(1,956)
Net loss attributable to Archrock stockholders	(1,879)	(6,422)	4,543

Accounting Standards Updates Not Yet Implemented

In June 2016, the FASB issued ASU 2016-13 that changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. Entities will apply ASU 2016-13 provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02 that establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach that involves recasting the comparative periods in the year of initial application is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain optional transition practical expedients available. We intend to adopt ASU 2016-02 on January 1, 2019 and are currently assessing the practical expedients.

Though our assessment of the impact of the adoption of ASU 2016-02 is ongoing, we anticipate significant changes to our consolidated balance sheets and disclosures based on the requirements prescribed by the new standard. We do not believe the standard will materially affect our consolidated statements of operations. We are in the process of assessing changes to our internal control structure and will continue to evaluate our business processes, systems and accounting policies that are necessary to implement this standard.

3. Revenue from Contracts with Customers

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we are entitled to receive in exchange for those goods or services. Sales and usage-based taxes that are collected from the customer are excluded from revenue.

The following table presents our revenue from contracts with customers disaggregated by revenue source (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Contract Operations (1):
0 - 1000 horsepower per unit	$59,600	$119,192
1,001 - 1,500 horsepower per unit	68,948	135,178
Over 1,500 horsepower per unit	35,904	70,314
Other (2)	998	1,963
Total contract operations (3)	165,450	326,647

Aftermarket Services (1):
Services	36,706	68,913
OTC parts and components sales	24,714	43,350
Total aftermarket services (4)	61,420	112,263

Total revenue (5)	$226,870	$438,910
——————

(1)	We operate in two segments: contract operations and aftermarket services. See Note 16 (“Segments”) for further details regarding our segments.

(2)	Primarily relates to fees associated with Archrock-owned non-compressor equipment.

(3)
Includes $1.4 million and $2.7 million for the three and six months ended June 30, 2018, respectively, related to billable maintenance on Archrock-owned units that was recognized at a point in time. All other revenue within contract operations is recognized over time.

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

As of June 30, 2018, we had $224.3 million of remaining performance obligations related to our contract operations segment. We have elected to apply the practical expedient to not consider the effects of the time value of money, as the expected time between the transfer of services and payment for such services is less than one year. The remaining performance obligations will be recognized through 2021 as follows (in thousands):

	2018	2019	2020	2021	Total
Contract operations remaining performance obligations	$125,577	$71,713	$23,027	$3,993	$224,310

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

We believe these fee- and cost-based inputs fairly depict our efforts to provide aftermarket services and the amount of revenue recognized is representative of the transfer of service and value that the customer will have received as of the reporting date. As of June 30, 2018 we have elected to apply the practical expedient to not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services, as there are no contracts with customers with an original contract term that is greater than one year.

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

As of June 30, and January 1, 2018, our receivables from contracts with customers, net of allowance for doubtful accounts were $124.1 million and $115.6 million, respectively. As of June 30, and January 1, 2018, our contract liabilities were $9.5 million and $9.0 million, respectively, which are included in deferred revenue and other long-term liabilities in our condensed consolidated balance sheets. The increase in the contract liability balance was due to the deferral of $8.8 million primarily related to freight billings, partially offset by $8.3 million recognized as revenue during the period primarily related to freight billings and aftermarket services.

4. Discontinued Operations

Spin-off of Exterran Corporation

In 2015 we completed the Spin-off. In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation, which include but are not limited to the separation and distribution agreement, the tax matters agreement and the supply agreement. Certain terms of these agreements are described as follows:

•
The separation and distribution agreement specifies our right to promptly receive payments from a subsidiary of Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation’s subsidiaries from PDVSA Gas, in respect of the sale of Exterran Corporation’s subsidiaries’ and joint ventures’ previously nationalized assets after such amounts are collected by Exterran Corporation’s subsidiaries. During the six months ended June 30, 2017 we received $19.7 million from Exterran Corporation pursuant to this term of the separation and distribution agreement. Exterran Corporation was due to receive the remaining principal amount as of June 30, 2018 of approximately $20.9 million. The separation and distribution agreement also specifies our right to receive a $25.0 million cash payment from a subsidiary of Exterran Corporation promptly following the occurrence of a qualified capital raise as defined in the Exterran Corporation credit agreement. Such a qualified capital raise occurred on April 4, 2017 and we received a cash payment of $25.0 million on April 11, 2017.

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

•
The tax matters agreement governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes. Subject to the provisions of this agreement Exterran Corporation and we agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of June 30, 2018, we classified $6.4 million of unrecognized tax benefits (including interest and penalties) as long-term liability associated with discontinued operations since it relates to operations of Exterran Corporation prior to the Spin-off. We have also recorded an offsetting $6.4 million indemnification asset related to this reserve as long-term assets associated with discontinued operations.

•
The supply agreement, which expired November 2017, set forth the terms under which Exterran Corporation provided manufactured equipment, including the design, engineering, manufacturing and sale of natural gas compression equipment, on an exclusive basis to us and the Partnership, subject to certain exceptions. For the six months ended June 30, 2017, we purchased $79.3 million of newly-manufactured compression equipment from Exterran Corporation.

Other Discontinued Operations Activity

In December 2013, we abandoned our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. The abandonment of this business meets the criteria established for recognition as discontinued operations under GAAP. Therefore certain deferred tax assets related to our contract water treatment business have been reported as discontinued operations in our condensed consolidated balance sheets. This business was previously included in our contract operations segment.

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	June 30, 2018	December 31, 2017
	Exterran Corporation	Exterran Corporation	Contract Water Treatment Business	Total
Other current assets	$300	$300	$—	$300
Total current assets associated with discontinued operations	300	300	—	300
Other assets, net	6,421	6,421	—	6,421
Deferred income taxes (1)	—	—	6,842	6,842
Total assets associated with discontinued operations	$6,721	$6,721	$6,842	$13,563
Other current liabilities	$297	$297	$—	$297
Total current liabilities associated with discontinued operations	297	297	—	297
Deferred income taxes	6,421	6,421	—	6,421
Total liabilities associated with discontinued operations	$6,718	$6,718	$—	$6,718
——————

(1)
Reduced by $0.6 million for current period tax amortization and $6.2 million for a valuation allowance recorded as a result of the Merger, whereby we assessed the available positive and negative evidence and concluded, based on the weight of the evidence, that a valuation allowance was required on our resulting net deferred tax asset position, with an offsetting increase to additional paid-in capital in our condensed consolidated balance sheet as of June 30, 2018. See Note 1 (“Organization and Summary of Significant Accounting Policies”) for further details of the Merger.

5. Inventory

Inventory consisted of the following amounts (in thousands):

	June 30, 2018	December 31, 2017
Parts and supplies	$67,092	$72,528
Work in progress	15,378	18,163
Inventory	$82,470	$90,691

6. Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Compression equipment, facilities and other fleet assets	$3,261,824	$3,192,363
Land and buildings	46,667	45,754
Transportation and shop equipment	101,867	100,133
Computer hardware and software	92,156	90,296
Other	11,674	12,419
Property, plant and equipment	3,514,188	3,440,965
Accumulated depreciation	(1,388,901)	(1,364,038)
Property, plant and equipment, net	$2,125,287	$2,076,927

7. Contract Costs

We capitalize incremental costs to obtain a contract with a customer if we expect to recover those costs. Capitalized costs include commissions paid to our sales force to obtain contract operations contracts. We have applied the practical expedient to expense commissions paid for sales of service contracts and OTC parts and components within our aftermarket services segment as the amortization period is less than one year. As of June 30, and January 1, 2018, we recorded contract costs of $3.2 million and $2.3 million, respectively, associated with sales commissions.

We capitalize costs incurred to fulfill a contract if those costs relate directly to a contract, enhance resources that we will use in satisfying performance obligations and if we expect to recover those costs. Capitalized costs incurred to fulfill our customer contracts include freight charges to transport compressor assets before transferring services to the customer and mobilization activities associated with our contract operations services. As of June 30, and January 1, 2018, we recorded contract costs of $28.0 million and $19.2 million, respectively, associated with freight and mobilization.

Contract operations costs are amortized based on the transfer of service to which the assets relate, which is estimated to be 36 months based on average contract term, including anticipated renewals. We assess periodically whether the 36-month estimate fairly represents the average contract term and adjust as appropriate. Aftermarket services fulfillment costs are recognized based on the percentage-of-completion method applicable to the customer contract. Contract costs associated with commissions are amortized to SG&A. Contract costs associated with freight and mobilization are amortized to cost of sales (excluding depreciation and amortization). During the three and six months ended June 30, 2018, we amortized $0.4 million and $0.7 million, respectively, related to commissions and $3.0 million and $5.6 million, respectively, related to freight and mobilization. During the three and six months ended June 30, 2018, there was no impairment loss recorded in relation to the costs capitalized.

8. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Credit Facility	$—	$56,000
Partnership Credit Facility	770,500	674,306

Partnership’s 6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(2,162)	(2,523)
Less: Deferred financing costs, net of amortization	(2,825)	(3,338)
	345,013	344,139

Partnership’s 6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(3,108)	(3,441)
Less: Deferred financing costs, net of amortization	(3,542)	(3,951)
	343,350	342,608
Long-term debt	$1,458,863	$1,417,053

Credit Facility

On April 26, 2018, in connection with the Merger and Amendment No. 1, the Archrock Credit Facility was terminated. Upon termination, we repaid $63.2 million in borrowings and accrued and unpaid interest and fees outstanding. All commitments under the Archrock Credit Facility were terminated and the $15.4 million of letters of credit outstanding under the Archrock Credit Facility as of the Merger were converted to letters of credit under the Partnership Credit Facility. As a result of the termination, we recorded a debt extinguishment loss of $2.5 million.

At December 31, 2017, the weighted average annual interest rate, excluding the effect of interest rate swaps, on the outstanding balance under the Archrock Credit Facility was 3.3%. During the three and six months ended June 30, 2017, we incurred $0.2 million and $0.3 million, respectively, in commitment fees on the daily unused amount of the Archrock Credit Facility. We incurred $0.2 million in commitment fees in 2018 prior to the facility’s termination and were in compliance with all covenants under the Archrock Credit Facility through its closing.

Partnership Credit Facility

The Partnership Credit Facility is a five-year, $1.25 billion asset-based revolving credit facility that will mature on March 30, 2022 except that if any portion of the Partnership’s 6% senior notes due April 2021 are outstanding as of December 2, 2020, then maturity will instead be on December 2, 2020. In March 2017, the Partnership incurred $14.9 million in transaction costs related to the formation of the Partnership Credit Facility. Concurrent with entering into the Partnership Credit Facility, the Partnership expensed $0.6 million of unamortized deferred financing costs and recorded a debt extinguishment loss of $0.3 million related to the termination of its Former Credit Facility.

On February 23, 2018, the Partnership amended the Partnership Credit Facility to, among other things:

•
increase the maximum Total Debt to EBITDA ratios, as defined in the Partnership Credit Facility agreement (see below for the revised ratios), effective as of the execution of Amendment No. 1 on February 23, 2018; and

•	effective upon completion of the Merger on April 26, 2018:

–	increase the aggregate revolving commitment from $1.1 billion to $1.25 billion;

–	increase the amount available for the issuance of letters of credit from $25.0 million to $50.0 million;

–	increase the basket sizes under certain covenants including covenants limiting our ability to make investments, incur debt, make restricted payments, incur liens and make asset dispositions;

–	name Archrock Services, L.P., one of our subsidiaries, as a borrower under the Partnership Credit Facility and certain of our other subsidiaries as loan guarantors; and

–	amend the definition of “Borrowing Base” to include certain assets of ours and our subsidiaries.

The Partnership incurred $3.3 million in transaction costs related to Amendment No. 1 which were included in other long-term assets in our condensed consolidated balance sheet and are being amortized over the term of the Partnership Credit Facility.

As of June 30, 2018, the Partnership had $15.4 million outstanding letters of credit under the Partnership Credit Facility and the applicable margin on amounts outstanding was 3.2%. The weighted average annual interest rate on the outstanding balance under the Partnership Credit Facility, excluding the effect of interest rate swaps, was 5.5% and 4.8% at June 30, 2018 and December 31, 2017, respectively. The Partnership incurred $0.6 million and $0.5 million in commitment fees on the daily unused amount of the Partnership Credit Facility and the Former Credit Facility during the three months ended June 30, 2018 and 2017, respectively, and $1.1 million and $0.9 million during the six months ended June 30, 2018 and 2017, respectively.

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

As of June 30, 2018, the Partnership had undrawn capacity of $464.1 million under the Partnership Credit Facility. As a result of the ratio requirements above, $287.6 million of the $464.1 million of undrawn capacity was available for additional borrowings as of June 30, 2018. As of June 30, 2018, the Partnership was in compliance with all covenants under the Partnership Credit Facility agreement.

9. Derivatives

We are exposed to market risks associated with changes in interest rates. We use derivative instruments to minimize the risks and costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative instruments for trading or other speculative purposes.

At June 30, 2018, the Partnership was a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates:

Expiration Date	Notional Value (in millions)
May 2019	$100.0
May 2020	100.0
March 2022	300.0
$500.0

As of June 30, 2018, the weighted average effective fixed interest rate on the interest rate swaps was 1.8%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of other comprehensive income (loss) until the hedged transaction affects earnings. At that time, amounts in other comprehensive income (loss) are reclassified into earnings and presented in the same income statement line item as the earnings effect of the hedged item. Prior to adoption of ASU 2017-12, we performed quarterly calculations to determine whether the swap agreements continued to be highly effective at achieving offsetting changes in cash flows attributable to the hedged risk. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we expect the hedging relationship to continue to be highly effective. Upon adoption of ASU 2017-12, we perform subsequent quarterly prospective and retrospective hedge effectiveness assessments qualitatively unless facts and circumstances related to the hedging relationships change such that we can no longer assert qualitatively that the cash flow hedge relationships were and continue to be highly effective. We estimate that $2.8 million of deferred pre-tax gain attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at June 30, 2018, will be reclassified into earnings as interest income at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

In August 2017, the Partnership amended the terms of certain of its interest rate swap agreements, designated as cash flow hedges against the variability of future interest payments due under the Partnership Credit Facility, with a notional value of $300.0 million. The amended terms adjusted the fixed interest rate and extended the maturity dates to March 2022. These amendments effectively created new derivative contracts and terminated the old derivative contracts. As a result, as of the amendment date, we discontinued the original cash flow hedge relationships on a prospective basis and designated the amended interest rate swaps under new cash flow hedge relationships based on the amended terms. The fair value of the interest rate swaps immediately prior to the execution of the amendments was a liability of $0.7 million. The associated amount in accumulated other comprehensive income (loss) was amortized into interest expense over the original terms of the interest rate swaps through May 2018.

The following tables present the effect of derivative instruments designated as hedging instruments on our consolidated financial position and results of operations (in thousands):

	Fair Value Asset (Liability)
Balance Sheet Location	June 30, 2018	December 31, 2017
Other current assets	$2,816	$186
Other long-term assets	9,050	4,490
Accrued liabilities	—	(134)
	$11,866	$4,542

	Pre-tax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Pre-tax Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Pre-tax Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps
Three months ended June 30, 2018	$2,245	Interest expense	$(39)
Three months ended June 30, 2017	(336)	Interest expense	(830)
Six months ended June 30, 2018	6,941	Interest expense	(513)
Six months ended June 30, 2017	363	Interest expense	(1,843)

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	Interest Expense
Total amount of income and expense line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$23,337	$45,884
Interest Contracts:
Amount of gain reclassified from accumulated other comprehensive income into income	$207	$153

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

The following table presents our interest rate swaps asset and liability measured at fair value on a recurring basis with pricing levels as of the date of valuation (in thousands):

	June 30, 2018	December 31, 2017
Interest rate swaps asset	$11,866	$4,676
Interest rate swaps liability	—	(134)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the six months ended June 30, 2018, we recorded non-recurring fair value measurements related to our idle and previously-culled compressor units. Our estimate of the compressor units’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our impaired compressor units was $1.2 million and $2.6 million at June 30, 2018 and December 31, 2017, respectively. See Note 11 (“Long-Lived Asset Impairment”) for further details.

Other Financial Instruments

The carrying amounts of our cash, receivables and payables approximate fair value due to the short-term nature of those instruments.

The carrying amount of borrowings outstanding under the Partnership Credit Facility approximates fair value due to its variable interest rate. The fair value of these outstanding borrowings was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs.

The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets and is considered a Level 2 measurement. The following table summarizes the carrying amount and fair value of our fixed rate debt (in thousands):

	June 30, 2018	December 31, 2017
Carrying amount of fixed rate debt (1)	$688,363	$686,747
Fair value of fixed rate debt	696,000	702,000
——————

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 8 (“Long-Term Debt”) for further details.

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

The following table presents the results of our impairment review as recorded in our contract operations segment (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Idle compressor units retired from the active fleet	120	60	165	140
Horsepower of idle compressor units retired from the active fleet	27,000	23,000	50,000	51,000
Impairment recorded on idle compressor units retired from the active fleet	$6,953	$5,508	$11,663	$13,753

12. Restructuring and Other Charges

As discussed in Note 4 (“Discontinued Operations”), we completed the Spin-off in 2015. During the three and six months ended June 30, 2017, we incurred $0.4 million and $0.8 million, respectively, of costs for retention benefits associated with the Spin-off that were directly attributable to Archrock. The restructuring charges associated with the Spin-off are not directly attributable to our reportable segments because they primarily represent costs incurred within the corporate function. No such costs were incurred subsequent to December 31, 2017.

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

The following table presents stock option activity during the six months ended June 30, 2018:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2018	489	$12.28
Exercised	(30)	8.79
Canceled	(53)	13.96
Options outstanding and exercisable, June 30, 2018	406	12.31	1.2	$1,261

Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during six months ended June 30, 2018 was $0.1 million.

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

The following table presents restricted stock, restricted stock unit, performance unit, cash-settled restricted stock unit and cash- settled performance unit activity during the six months ended June 30, 2018:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested awards, January 1, 2018	1,440	$10.39
Granted	1,098	9.52
Converted (1)	140	7.03
Vested	(503)	9.56
Canceled	(47)	11.33
Non-vested awards, June 30, 2018 (2)	2,128	9.89
——————

(1)
Reflects conversion of Partnership phantom units into Archrock restricted stock units pursuant to the Merger See “Partnership Long-Term Incentive Plan” section below for detail regarding the conversion of awards.

(2)
Non-vested awards as of June 30, 2018 are comprised of 272,000 cash-settled restricted stock units and cash-settled performance units and 1,856,000 restricted shares and stock-settled performance units.

As of June 30, 2018, we expect $16.4 million of unrecognized compensation cost related to unvested restricted stock, stock-settled restricted stock units, performance units, cash-settled restricted stock units and cash-settled performance units to be recognized over the weighted-average period of 2.5 years.

Partnership Long-Term Incentive Plan

In April 2017, the Partnership adopted the 2017 Partnership LTIP to provide for the benefit of employees, directors and consultants of the Partnership, us and our respective affiliates. The 2017 Partnership LTIP provided for the issuance of unit options, unit appreciation rights, restricted units, phantom units, performance awards, bonus awards, distribution equivalent rights, cash awards and other unit based awards. Previous grants made under the 2006 Partnership LTIP continued to be governed by the 2006 Partnership LTIP and the applicable award agreements. We recognized compensation expense over the vesting period equal to the fair value of the Partnership’s common units at the grant date. Phantom units granted under the 2017 and 2006 LTIP may include nonforfeitable tandem distribution equivalent rights to receive cash distributions on unvested phantom units in the quarter in which distributions are paid on common units. Phantom units generally vested one-third per year on dates as specified in the applicable award agreements subject to continued service through the applicable vesting date. During the six months ended June 30, 2018, 53,091 phantom units vested with a weighted average grant date fair value per unit of $11.24.

Pursuant to the Merger, all outstanding phantom units previously granted under the 2017 and 2006 Partnership LTIP were converted into comparable awards based on Archrock’s common shares. As such, all outstanding phantom units were converted, effective as of the closing of the Merger, into Archrock restricted stock units. See Note 1 (“Organization and Summary of Significant Accounting Policies”) for further details regarding the Merger. Each Archrock restricted stock unit will be subject to the same vesting, forfeiture and other terms and conditions applicable to the converted Partnership phantom units. Under Accounting Standards Codification Topic 718, Compensation - Stock Compensation, we determined that there was no additional compensation cost to record as the conversion of awards did not result in incremental fair value.

14. Cash Dividends

The following table summarizes our dividends per common share:

Declaration Date	Payment Date	Dividends per Common Share	Total Dividends (in thousands)
January 19, 2017	February 15, 2017	$0.12	$8,458
April 26, 2017	May 16, 2017	0.12	8,534
July 26, 2017	August 15, 2017	0.12	8,536
October 20, 2017	November 15, 2017	0.12	8,536
January 18, 2018	February 14, 2018	0.12	8,532
April 25, 2018	May 15, 2018	0.12	15,486

On July 25, 2018, our board of directors declared a quarterly dividend of $0.132 per share of common stock to be paid on August 14, 2018 to stockholders of record at the close of business on August 7, 2018.

15. Commitments and Contingencies

Performance Bonds

In the normal course of business we have issued performance bonds to various state authorities that ensure payment of certain obligations. We have also issued a bond to protect our 401(k) retirement plan against losses caused by acts of fraud or dishonesty. The bonds have expiration dates in 2018 through the first quarter of 2020 and maximum potential future payments of $2.3 million. As of June 30, 2018, we were in compliance with all obligations to which the performance bonds pertain.

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of June 30, 2018 and December 31, 2017, we accrued $2.5 million and $1.7 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows for the period in which the resolution occurs.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. The tax contingencies mentioned above relate to tax matters for which we are responsible in managing the audit. As of both June 30, 2018 and December 31, 2017, we recorded an indemnification liability (including penalties and interest), in addition to the tax contingency above, of $1.6 million for our share of non-income based tax contingencies related to audits being managed by Exterran Corporation.

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

Heavy Equipment

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012. Under the revised Heavy Equipment Statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem taxes under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. As a result of this new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization)) includes a benefit of $9.5 million during the six months ended June 30, 2018. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $87.7 million as of June 30, 2018, of which $21.4 million has been agreed to by a number of appraisal review boards and county appraisal districts and $66.3 million has been disputed and is currently in litigation. A large number of appraisal review boards denied our position, although some accepted it, and our wholly owned subsidiary, Archrock Services Leasing LLC, formerly known as EES Leasing, and the Partnership’s subsidiary, Archrock Partners Leasing LLC, formerly known as EXLP Leasing, filed 176 petitions for review in the appropriate district courts with respect to the 2012 tax year, 109 petitions for review in the appropriate district courts with respect to the 2013 tax year, 115 petitions for review in the appropriate district courts with respect to the 2014 tax year, 120 petitions for review in the appropriate district courts with respect to the 2015 tax year, 113 petitions for review in the appropriate district courts with respect to the 2016 tax year and 113 petitions for review in the appropriate district courts with respect to the 2017 tax year.

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

United ISD has four delinquency lawsuits concerning the 2012 tax year pending against EES Leasing and EXLP Leasing in the 49th District Court of Webb County, Texas. The cases have been abated pending the resolution of EES Leasing’s and EXLP Leasing’s 2012 tax year case pending in the 406th Judicial District Court of Webb County, Texas.

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

On March 10, 2017, the Texas Supreme Court granted EXLP Leasing’s and EES Leasing’s petition for review in EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District. The case was argued before the Texas Supreme Court on October 10, 2017. On March 2, 2018, the Texas Supreme Court ruled in favor of EXLP Leasing and EES Leasing by reversing the Fourteenth Court of Appeals’ decision. In doing so, the Supreme Court upheld the validity of the Heavy Equipment Rules and held that compressors are taxable in the county of EXLP Leasing’s and EES Leasing’s business location, not where each compressor is located on January 1. On April 2, 2018, the Galveston Central Appraisal District filed a motion for rehearing. On April 3, 2018, EXLP Leasing and EES Leasing filed a letter stating that they do not plan to file a response to Galveston Central Appraisal District’s motion for rehearing unless the Texas Supreme Court requests they do so.

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

If we are unsuccessful in our litigation, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. In addition, while we do not expect the ultimate determination of the issue of where the natural gas compressors are taxable under the Heavy Equipment Statutes would have an impact on the amount of taxes due, we could be subject to substantial penalties if we are unsuccessful on this issue. Also, if we are unsuccessful in our litigation, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then-most recent quarterly benefit recorded. If this litigation is resolved against us in whole or in part, or if in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment because of new or revised Texas statutes, we will incur additional taxes and could be subject to substantial penalties and interest, which would impact our future results of operations, financial position and cash flows, including our ability to pay dividends.

Other

In addition, the SEC has been conducting an investigation in connection with certain previously disclosed errors and possible irregularities at one of our former international operations. We and Exterran Corporation are cooperating with the SEC in the investigation, which has included, among other things, responding to subpoenas for documents and testimony related to the restatement of prior period consolidated and combined financial statements and related disclosures and compliance with the FCPA, which were also being provided to the DOJ at its request. The SEC staff has provided notice that they have concluded their investigation relating to compliance with the FCPA and that they do not intend to recommend an enforcement action concerning compliance with the FCPA, and the DOJ has also provided notice that it does not intend to proceed with any further investigation or enforcement.

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

The following table presents revenue and other financial information by segment during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Contract Operations	Aftermarket Services	Total
Three months ended June 30, 2018
Revenue	$165,450	$61,420	$226,870
Gross margin	97,641	10,627	108,268
Three months ended June 30, 2017
Revenue	$151,114	$46,868	$197,982
Gross margin	88,871	7,259	96,130

Six months ended June 30, 2018
Revenue	$326,647	$112,263	$438,910
Gross margin	194,243	19,133	213,376
Six months ended June 30, 2017
Revenue	$301,098	$86,769	$387,867
Gross margin	174,758	13,428	188,186

The following table reconciles total gross margin to income (loss) before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total gross margin	$108,268	$96,130	$213,376	$188,186
Less:
Selling, general and administrative	26,649	25,162	54,157	52,715
Depreciation and amortization	43,331	47,248	87,786	95,020
Long-lived asset impairment	6,953	5,508	11,663	13,753
Restatement and other charges	(1,076)	1,920	(591)	2,721
Restructuring and other charges	—	366	—	823
Interest expense	23,337	22,504	45,884	43,925
Debt extinguishment costs	2,450	—	2,450	291
Merger-related costs	5,686	—	9,811	—
Other income, net	(1,644)	(962)	(2,789)	(1,756)
Income (loss) before income taxes	$2,582	$(5,616)	$5,005	$(19,306)

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

–winning profitable new business;
–growing our asset base and enhancing asset utilization;
–integrating acquired businesses;
–generating sufficient cash; and
–accessing the capital markets at an acceptable cost;

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

Recent Business Developments

Merger Transaction

On April 26, 2018, we completed the acquisition of all of the outstanding common units of the Partnership and the Partnership became our indirect wholly-owned subsidiary. In connection with the closing of the Merger, we issued 57.6 million shares of our common stock to acquire the 41.2 million common units of the Partnership not owned by us prior to the Merger at a fixed exchange ratio of 1.40 shares of our common stock for each Partnership common unit, for total implied consideration of $625.3 million. Additionally, the incentive distribution rights in the Partnership, which were previously owned indirectly by us, were canceled and ceased to exist. As a result of the Merger, common units of the Partnership are no longer publicly traded. See Note 1 (“Organization and Summary of Significant Accounting Policies”) to our Financial Statements for further details of the Merger.

Amendment to the Partnership Credit Facility and Termination of the Archrock Credit Facility

On February 23, 2018, the Partnership amended the Partnership Credit Facility to, among other things, increase the maximum Total Debt to EBITDA ratio. In addition, on April 26, 2018, concurrent with the Merger and certain terms within Amendment No. 1, the Partnership increased the aggregate revolving commitment under the Partnership Credit Facility to $1.25 billion and we terminated the Archrock Credit Facility and all commitments under that facility. See “Liquidity and Capital Resources - Financial Resources” below and Note 8 (“Long-Term Debt”) to the Financial Statements for further details of Amendment No. 1 and the termination of the Archrock Credit Facility.

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

Natural gas consumption in the U.S. for the twelve months ended April 30, 2018 increased 6% to 28,505 Bcf compared to 26,973 Bcf for the twelve months ended April 30, 2017. The EIA forecasts that total U.S. natural gas consumption will increase 7% in 2018 compared to 2017. The EIA estimates that the U.S. natural gas consumption level will be 32 Tcf in 2040, or 18% of the projected worldwide total of 177 Tcf.

Natural gas marketed production in the U.S. for the twelve months ended April 30, 2018 increased 6% to 29,797 Bcf compared to 28,083 Bcf for the twelve months ended April 30, 2017. The EIA forecasts that total U.S. natural gas marketed production will increase 11% in 2018 compared to 2017. The EIA estimates that the U.S. natural gas production level will be 38 Tcf in 2040, or 21% of the projected worldwide total of 177 Tcf.

Historically, oil and natural gas prices and the level of drilling and exploration activity in the U.S. have been unpredictable. The average price for natural gas, based on daily Henry Hub spot prices, in the first half of 2018 was $2.96 per MMBtu compared to $3.05 per MMBtu in the first half of 2017, with spot prices of $2.96 per MMBtu and $2.98 per MMBtu at June 29, 2018 and June 30, 2017, respectively. The U.S. liquefied natural gas composite price was $7.49 per MMBtu and $6.25 per MMBtu in April 2018 and April 2017, respectively, and the average price in the twelve months ended April 30, 2018 was $7.22 per MMBtu compared to $5.82 per MMBtu in the twelve months ended April 30, 2017. The West Texas Intermediate crude oil spot price was $74.13 per barrel and $46.02 per barrel at June 29, 2018 and June 30, 2017, respectively, and the average crude oil price in the first half of 2018 was $65.55 per barrel compared to $49.85 per barrel in the first half of 2017.

Increased stability of oil and natural gas prices in 2017 and 2018 has contributed to increased production, which has resulted in increased new orders for our compression services in 2017 and thus far in 2018. Additionally, we increased our investment in new fleet units in 2017 and thus far in 2018 to take advantage of improved market conditions. As a result of these increased orders and investment, our contract operations revenue and average operating horsepower increased 8% and 7%, respectively, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Our aftermarket services business also benefited from improved market conditions and continued the recovery begun in 2017 into 2018 with a 29% increase in revenue in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

According to the Barclays 2018 E&P Spending Survey Update, North America upstream spending is expected to increase by 9% in 2018. Due to this forecasted increase in customer spending in 2018 and the significant increase in new orders for compression services and investment in new fleet units in 2017 and thus far into 2018, we anticipate an increase in average operating horsepower during 2018 compared to 2017 as well as increased revenue in our contract operations and aftermarket services businesses.

According to Drillinginfo, natural gas production is expected to increase approximately 18% through 2022, with further increases anticipated beyond then. We believe that significantly improved quantities, accessibility and price stability of natural gas in the U.S. will continue to drive higher levels of demand for liquefied natural gas exports, natural gas exports via pipeline to Mexico and natural gas use in power generation as well as use as a petrochemical feedstock, which will in turn lead to a significant increase in demand for compression services.

Operating Highlights

The following table summarizes our available and operating horsepower and horsepower utilization (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total available horsepower (at period end)(1)	3,881	3,827	3,881	3,827
Total operating horsepower (at period end)(2)	3,354	3,118	3,354	3,118
Average operating horsepower	3,342	3,096	3,316	3,104
Horsepower utilization:
Spot (at period end)	86%	81%	86%	81%
Average	86%	81%	86%	81%
——————

(1)	Defined as idle and operating horsepower. New compressor units completed by a third party manufacturer that have been delivered to us are included in the fleet.

(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

Non-GAAP Financial Measures

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measure of gross margin.

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management to evaluate the results of revenue and cost of sales (excluding depreciation and amortization), which are key components of our operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our SG&A activities, the impact of our financing methods and income taxes. In addition, depreciation and amortization may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs of current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization, SG&A, impairments, restatement and other charges, restructuring and other charges, debt extinguishment costs, Merger-related costs, provision for (benefit from) income taxes and other (income) loss, net. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$4,149	$(4,036)	$6,218	$(18,049)
Selling, general and administrative	26,649	25,162	54,157	52,715
Depreciation and amortization	43,331	47,248	87,786	95,020
Long-lived asset impairment	6,953	5,508	11,663	13,753
Restatement and other charges	(1,076)	1,920	(591)	2,721
Restructuring and other charges	—	366	—	823
Interest expense	23,337	22,504	45,884	43,925
Debt extinguishment costs	2,450	—	2,450	291
Merger-related costs	5,686	—	9,811	—
Other income, net	(1,644)	(962)	(2,789)	(1,756)
Benefit from income taxes	(1,567)	(1,580)	(1,213)	(1,257)
Gross margin	$108,268	$96,130	$213,376	$188,186

Financial Results of Operations

Summary of Results

Revenue. Revenue was $226.9 million and $198.0 million during the three months ended June 30, 2018 and 2017, respectively, and $438.9 million and $387.9 million during the six months ended June 30, 2018 and 2017, respectively. The increase in revenue during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was due to increases in revenue from our contract operations and aftermarket services businesses. See “Contract Operations” and “Aftermarket Services” below for further details.

Net income (loss) attributable to Archrock stockholders. Net income attributable to Archrock stockholders was $1.9 million and net loss attributable to Archrock stockholders was $6.7 million during the three months ended June 30, 2018 and 2017, respectively. Net loss attributable to Archrock stockholders was $1.9 million and $18.4 million during the six months ended June 30, 2018 and 2017, respectively.

The change from net loss to net income attributable to Archrock stockholders during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily driven by the increase in gross margin from our contract operations and aftermarket services businesses and decreases in depreciation and amortization and restatement and other charges, partially offset by Merger-related costs and debt extinguishment costs.

The decrease in net loss attributable to Archrock stockholders during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily driven by the increase in gross margin from our contract operations and aftermarket services businesses and decreases in depreciation and amortization, restatement and other charges and long-lived asset impairment, partially offset by Merger-related costs and increases in net income attributable to the noncontrolling interest, debt extinguishment costs and interest expense.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Contract Operations
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2018	2017	(Decrease)
Revenue	$165,450	$151,114	9%
Cost of sales (excluding depreciation and amortization expense)	67,809	62,243	9%
Gross margin	$97,641	$88,871	10%
Gross margin percentage (1)	59%	59%	—%
——————

(1)	Defined as gross margin divided by revenue.

The increase in revenue during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to an 8% increase in average operating horsepower and an increase in rates resulting from an increase in customer demand driven by improved market conditions. The increase in revenue was slightly offset by the deferral of rebillable freight revenue as a result of the adoption of the Revenue Recognition Update.

Gross margin increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to the increase in revenue mentioned above, partially offset by the increase in cost of sales that was primarily driven by increases in costs associated with the increase in average operating horsepower, the mobilization of compressor units, freight expense, lube oil expense and other operating costs of providing our contract operations services. The increase in cost of sales was partially offset by the capitalization of freight and mobilization costs incurred to fulfill contracts prior to the transfer of service as a result of the adoption of the Revenue Recognition Update.

Aftermarket Services
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2018	2017	(Decrease)
Revenue	$61,420	$46,868	31%
Cost of sales (excluding depreciation and amortization expense)	50,793	39,609	28%
Gross margin	$10,627	$7,259	46%
Gross margin percentage	17%	15%	2%

The increase in revenue during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to increases in part sales and service activities as well as the change to recognize revenue for service activities over time as a result of the adoption of the Revenue Recognition Update.

Gross margin increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to the increase in revenue mentioned above, partially offset by the increase in cost of sales. The increase in cost of sales was primarily driven by the increase in part sales and service activities as well as the change to recognize costs associated with service activities over time as a result of the adoption of the Revenue Recognition Update. Gross margin percentage increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to higher labor utilization as a result of the increase in activity mentioned above.

Costs and Expenses
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2018	2017	(Decrease)
Selling, general and administrative	$26,649	$25,162	6%
Depreciation and amortization	43,331	47,248	(8)%
Long-lived asset impairment	6,953	5,508	26%
Restatement and other charges	(1,076)	1,920	(156)%
Restructuring and other charges	—	366	(100)%
Interest expense	23,337	22,504	4%
Debt extinguishment costs	2,450	—	n/a
Merger-related costs	5,686	—	n/a
Other income, net	(1,644)	(962)	71%

Selling, general and administrative. The increase in SG&A during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to a $1.4 million increase in compensation and benefits and a $0.6 million increase in professional expenses, partially offset by a $0.6 million decrease in facility rent expense and a $0.6 million decrease in bad debt expense.

Depreciation and amortization. The decrease in depreciation and amortization expense during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2017 and early 2018, partially offset by an increase in depreciation expense associated with fixed asset additions.

Long-lived asset impairment. During the three months ended June 30, 2018 and 2017, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 11 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review (dollars in thousands):

	Three Months Ended June 30,
	2018	2017
Idle compressor units retired from the active fleet	120	60
Horsepower of idle compressor units retired from the active fleet	27,000	23,000
Impairment recorded on idle compressor units retired from the active fleet	$6,953	$5,508

Restatement and other charges. During the three months ended June 30, 2018 we recorded $1.6 million for the expected recovery of shared professional and legal fees incurred related to the restatement of prior period financial statements and disclosures and the related matters described in Note 15 (“Commitments and Contingencies”) to our Financial Statements. We were billed $0.5 million and $1.9 million for our share of these fees during the three months ended June 30, 2018 and 2017, respectively.

Restructuring and other charges. As discussed in Note 4 (“Discontinued Operations”) to our Financial Statements, we completed the Spin-off in 2015. During the three months ended June 30, 2017, we incurred $0.4 million of costs associated with the Spin-off which were directly attributable to Archrock. No such costs were incurred subsequent to December 31, 2017.

Interest expense. The increase in interest expense during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to increases in the weighted average effective interest rate and average outstanding balance of long-term debt.

Debt extinguishment costs. We recorded a debt extinguishment loss of $2.5 million during the three months ended June 30, 2018 as a result of the termination of the Archrock Credit Facility. See Note 8 (“Long-Term Debt”) for further details.

Merger-related costs. We incurred $5.7 million of Merger-related costs consisting of financial advisory, legal and other professional fees during the three months ended June 30, 2018.

Other income, net. The increase in other income, net during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to a $0.5 million increase in indemnification income received pursuant to our tax matters agreement with Exterran Corporation and a $0.3 million decrease in indemnification expense remitted pursuant to the same agreement.

Income Taxes
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2018	2017	(Decrease)
Benefit from income taxes	$(1,567)	$(1,580)	(1)%
Effective tax rate	(61)%	28%	(89)%

Benefit from income taxes during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 remained flat primarily due to an increase in book income tax effected at the lower corporate income tax rate in 2018 as the result of the TCJA, offset almost entirely by a lower unrecognized tax benefit recorded in 2018 compared to 2017 and a benefit recorded in 2018 for the settlement of a tax audit.

Net Income Attributable to the Noncontrolling Interest
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2018	2017	(Decrease)
Net income attributable to the noncontrolling interest	$(2,212)	$(2,651)	(17)%

The noncontrolling interest comprises the portion of the Partnership’s earnings that are applicable to the Partnership’s publicly-held common unitholder interest through the completion of the Merger. Immediately prior to the Merger and as of June 30, 2017, public unitholders held a 57% and 55% ownership interest in the Partnership, respectively. See Note 1 (“Organization and Summary of Significant Accounting Policies”) to our Financial Statements for further details on the Merger. The decrease in net income attributable to the noncontrolling interest during three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to Archrock’s acquisition of all of the outstanding common units of the Partnership in conjunction with the Merger on April 26, 2018, partially offset by the increase in net income of the Partnership. The increase in net income of the Partnership was primarily due to the increase in revenue, the decrease in depreciation and amortization and the change from provision for income taxes to benefit from income taxes, partially offset by increases in cost of sales (excluding depreciation and amortization), Merger-related costs, interest expense and SG&A.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Contract Operations
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)
Revenue	$326,647	$301,098	8%
Cost of sales (excluding depreciation and amortization)	132,404	126,340	5%
Gross margin	$194,243	$174,758	11%
Gross margin percentage (1)	59%	58%	1%
——————

(1)	Defined as gross margin divided by revenue.

The increase in revenue during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a 7% increase in average operating horsepower and an increase in rates resulting from an increase in customer demand driven by improved market conditions. The increase in revenue was partially offset by the deferral of rebillable freight revenue as a result of the adoption of the Revenue Recognition Update.

Gross margin increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to the increase in revenue mentioned above, partially offset by the increase in cost of sales that was primarily driven by increases in costs associated with the increase in average operating horsepower, the mobilization of compressor units, freight expense, lube expense and other operating costs of providing our contract operations services. The increase in cost of sales was partially offset by the capitalization of freight and mobilization costs incurred to fulfill contracts prior to the transfer of service as a result of the adoption of the Revenue Recognition Update.

Aftermarket Services
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)
Revenue	$112,263	$86,769	29%
Cost of sales (excluding depreciation and amortization)	93,130	73,341	27%
Gross margin	$19,133	$13,428	42%
Gross margin percentage	17%	15%	2%

The increase in revenue during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to increases in service and part sales activities as well as the change to recognize revenue for service activities over time as a result of the adoption of the Revenue Recognition Update.

Gross margin increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to the increase in revenue mentioned above, partially offset by the increase in cost of sales. The increase in cost of sales was primarily driven by the increase in service and part sales activities as well as the change to recognize costs associated with service activities over time as a result of the adoption of the Revenue Recognition Update. Gross margin percentage increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to higher labor utilization as a result of the increase in activity mentioned above.

Costs and Expenses
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)
Selling, general and administrative	$54,157	$52,715	3%
Depreciation and amortization	87,786	95,020	(8)%
Long-lived asset impairment	11,663	13,753	(15)%
Restatement and other charges	(591)	2,721	(122)%
Restructuring and other charges	—	823	(100)%
Interest expense	45,884	43,925	4%
Debt extinguishment costs	2,450	291	742%
Merger-related costs	9,811	—	n/a
Other income, net	(2,789)	(1,756)	59%

Selling, general and administrative. The increase in SG&A during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a $1.8 million increase in compensation and benefits and a $0.9 million increase in professional expenses, partially offset by $0.9 million decrease in facility rent expense.

Depreciation and amortization. The decrease in depreciation and amortization expense during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2017 and early 2018, partially offset by an increase in depreciation expense associated with fixed asset additions.

Long-lived asset impairment. During the six months ended June 30, 2018 and 2017, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 11 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review (dollars in thousands):

	Six Months Ended June 30,
	2018	2017
Idle compressor units retired from the active fleet	165	140
Horsepower of idle compressor units retired from the active fleet	50,000	51,000
Impairment recorded on idle compressor units retired from the active fleet	$11,663	$13,753

Restatement and other charges. During the six months ended June 30, 2018 we recorded $1.6 million for the expected recovery of shared professional and legal fees incurred related to the restatement of prior period financial statements and disclosures and the related matters described in Note 15 (“Commitments and Contingencies”) to our Financial Statements. We were billed $1.0 million and $2.7 million for our share of these fees during the six months ended June 30, 2018 and 2017, respectively.

Restructuring and other charges. As discussed in Note 4 (“Discontinued Operations”) to our Financial Statements, we completed the Spin-off in 2015. During the six months ended June 30, 2017 we incurred $0.8 million of costs associated with the Spin-off which were directly attributable to Archrock. No such costs were incurred subsequent to December 31, 2017.

Interest expense. The increase in interest expense during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to an increase in the weighted average effective interest rate partially offset by a $0.6 million write-off of deferred financing costs associated with the termination of the Former Credit Facility in the six months ended June 30, 2017.

Debt extinguishment costs. We recorded a debt extinguishment loss of $2.5 million during the six months ended June 30, 2018 as a result of the termination of the Archrock Credit Facility. See Note 8 (“Long-Term Debt”) for further details.

Merger-related costs. We incurred $9.8 million of Merger-related costs consisting of financial advisory, legal and other professional fees during the six months ended June 30, 2018.

Other income, net. The increase in other income, net during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a $0.5 million increase in indemnification income received pursuant to our tax matters agreement with Exterran Corporation, a $0.4 million increase in the gain on sale of property, plant and equipment and a $0.4 million decrease in indemnification expense remitted pursuant to our tax matters agreement with Exterran Corporation.

Income Taxes
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)
Benefit from income taxes	$(1,213)	$(1,257)	(4)%
Effective tax rate	(24)%	7%	(31)%

Benefit from income taxes remained relatively flat during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an increase in book income tax effected at the lower corporate income tax rate in 2018 as the result of the TCJA, offset almost entirely by a lower unrecognized tax benefit recorded in 2018 compared to 2017 and a benefit recorded in 2018 for the settlement of a tax audit.

Net Income (Loss) Attributable to the Noncontrolling Interest
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2018	2017	(Decrease)
Net income attributable to the noncontrolling interest	$(8,097)	$(323)	2,407%

The noncontrolling interest comprises the portion of the Partnership’s earnings that are applicable to the Partnership’s publicly-held common unitholder interest through the completion of the Merger. Immediately prior to the Merger and as of June 30, 2017, public unitholders held a 57% and 55% ownership interest in the Partnership, respectively. See Note 1 (“Organization and Summary of Significant Accounting Policies”) to our Financial Statements for further details on the Merger. The increase in net income attributable to the noncontrolling interest during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to the increase in net income of the Partnership, partially offset by Archrock’s acquisition of all of the outstanding common units of the Partnership in conjunction with the Merger on April 26, 2018. The increase in net income of the Partnership was primarily due to the increase in revenue and decreases in depreciation and amortization, long-lived asset impairment and provision for income taxes, partially offset by increases in cost of sales (excluding depreciation and amortization), Merger-related costs and interest expense.

Liquidity and Capital Resources

Overview

Our ability to fund operations, finance capital expenditures and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the Partnership Credit Facility. On April 26, 2018, in connection with the closing of the Merger and Amendment No. 1, the aggregate revolving commitment of the Partnership Credit Facility was increased from $1.1 billion to $1.25 billion and the Archrock Credit Facility was terminated. See “Financial Resources” below and Notes 1 (“Organization and Summary of Significant Accounting Policies”) and 8 (“Long-Term Debt”) to the Financial Statements for further details of the Merger and the changes to the credit facilities.

Our cash flow is affected by numerous factors including prices and demand for our services, volatility in commodity prices and their effect on oil and natural gas exploration and production spending, conditions in the financial markets and other factors. New orders for compression services were strong in 2017 and we have continued to book new orders at elevated rates into 2018. We believe that our operating cash flows and borrowings under the Partnership Credit Facility will be sufficient to meet our liquidity needs through at least June 30, 2019.

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

We generally invest funds necessary to purchase fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our targeted return on capital. We currently plan to spend $300 million to $320 million in capital expenditures during 2018, primarily consisting of $230 million to $250 million for growth capital expenditures and $45 million to $50 million for maintenance capital expenditures.

Financial Resources

Revolving Credit Facilities

The following tables present the weighted average annual interest rate and average daily debt balance of our revolving credit facilities (dollars in thousands):

	June 30, 2018	December 31, 2017
Weighted average annual interest rate (1)
Archrock Credit Facility	n/a	3.3%
Partnership Credit Facility	5.5%	4.8%
——————

(1)	Excludes the effect of interest rate swaps.

	Six Months Ended June 30,
	2018	2017
Average daily debt balance
Archrock Credit Facility (1)	$51,720	$72,200
Partnership Credit Facility (2)	717,055	594,400
——————

(1)	The amount for the six months ended June 30, 2018 is the calculated average daily debt balance through the close of the facility on April 26, 2018.

(2)
The amount for the six months ended June 30, 2018 pertains to the Partnership Credit Facility. The amount for the six months ended June 30, 2017 pertains to a mix of the Partnership Credit Facility and the Partnership’s Former Credit Facility.

Archrock Credit Facility. On April 26, 2018, in connection with the Merger and Amendment No. 1, we terminated the Archrock Credit Facility and borrowed on the Partnership Credit Facility to repay $63.2 million in borrowings and accrued and unpaid interest and fees outstanding. All commitments under the Archrock Credit Facility were terminated and the $15.4 million of letters of credit outstanding under the Archrock Credit Facility as of the Merger were converted to letters of credit under the Partnership Credit Facility.

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

The Archrock Credit Facility contained various additional covenants with which we were required to comply, including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity and making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We were in compliance with all covenants under the Archrock Credit Facility through its closing.

Partnership Credit Facility. On February 23, 2018, the Partnership amended the Partnership Credit Facility to, among other things:

•
increase the maximum Total Debt to EBITDA ratios, as defined in the Partnership Credit Facility agreement (see below for the revised ratios), effective as of the execution of Amendment No. 1 on February 23, 2018; and

•	effective upon completion of the Merger on April 26, 2018:

–	increase the aggregate revolving commitment from $1.1 billion to $1.25 billion;

–	increase the amount available for the issuance of letters of credit from $25.0 million to $50.0 million;

–	increase the basket sizes under certain covenants including covenants limiting our ability to make investments, incur debt, make restricted payments, incur liens and make asset dispositions;

–	name Archrock Services, L.P., one of our subsidiaries, as a borrower under the Partnership Credit Facility and certain of our other subsidiaries as loan guarantors; and

–	amend the definition of “Borrowing Base” to include certain assets of ours and our subsidiaries.

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

As a result of the ratio requirements above, $287.6 million of the $464.1 million of undrawn capacity under the Partnership Credit Facility was available for additional borrowings as of June 30, 2018.

The Partnership Credit Facility agreement contains various additional covenants including, but not limited to, mandatory prepayments from the net cash proceeds of certain asset transfers, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. In addition, if as of any date the Partnership has cash and cash equivalents (other than proceeds from a debt or equity issuance received in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Partnership Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Partnership Credit Facility. As of June 30, 2018, the Partnership was in compliance with all covenants under the Partnership Credit Facility.

Other

In connection with the Spin-off, we entered into a separation and distribution agreement with Exterran Corporation pursuant to which we have the right to receive payments from a subsidiary of Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation’s subsidiaries from PDVSA Gas in respect of the sale of Exterran Corporation’s subsidiaries’ and joint ventures’ previously nationalized assets. As of June 30, 2018, Exterran Corporation was due to receive the remaining principal amount of $20.9 million from PDVSA Gas.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) continuing operations:
Operating activities	$105,215	$101,253
Investing activities	(112,727)	(90,520)
Financing activities	508	(11,317)
Discontinued operations	—	45
Net change in cash and cash equivalents	$(7,004)	$(539)

Operating Activities. The increase in net cash provided by operating activities from continuing operations during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to an increase in revenue in our contract operations and aftermarket services segments primarily driven by improved market conditions and an increase in accounts payable as a result of timing of payments to vendors. These activities were partially offset by an increase in cost of sales, including freight and mobilization costs incurred to fulfill contracts prior to the transfer of service, an increase in Merger-related costs and an increase in accounts receivable as a result of the timing of payments received from our customers.

Investing Activities. The increase in net cash used in investing activities from continuing operations during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a $32.8 million increase in capital expenditures, partially offset by a $10.3 million increase in proceeds from sale of property, plant and equipment.

Financing Activities. The change in cash provided by (used in) financing activities from continuing operations during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to $40.2 million of net borrowings of long-term debt during the six months ended June 30, 2018 compared to $1.0 million in net repayments during the six months ended June 30, 2017, an $11.5 million decrease in payments for debt issuance costs and a $9.1 million decrease in distributions to noncontrolling partners in the Partnership. These changes were partially offset by a $44.7 million decrease in contributions from Exterran Corporation and a $7.0 million increase in dividends to Archrock stockholders.

Dividends

On July 25, 2018, our board of directors declared a quarterly dividend of $0.132 per share of common stock to be paid on August 14, 2018 to stockholders of record at the close of business on August 7, 2018. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

Off-Balance Sheet Arrangements

For information on our obligations with respect to performance bonds and letters of credit see Note 15 (“Commitments and Contingencies”) and Note 8 (“Long-Term Debt”), respectively, to our Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily associated with changes in the floating interest rate of the Partnership Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this floating interest rate and thereby minimize the risks and costs associated with financing activities. We do not use derivative instruments for trading or other speculative purposes.

As of June 30, 2018, after taking into consideration interest rate swaps, we had $270.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at June 30, 2018 would result in an annual increase in our interest expense of $2.7 million.

For further information regarding our use of interest rate swaps to manage our exposure to interest rate fluctuations, see Note 9 (“Derivatives”) to our Financial Statements.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of June 30, 2018 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

In addition, the SEC has been conducting an investigation in connection with certain previously disclosed errors and possible irregularities at one of our former international operations. We and Exterran Corporation are cooperating with the SEC in the investigation, which has included, among other things, responding to subpoenas for documents and testimony related to the restatement of prior period consolidated and combined financial statements and related disclosures and compliance with the FCPA, which were also being provided to the DOJ at its request. The SEC staff has provided notice that they have concluded their investigation relating to compliance with the FCPA and that they do not intend to recommend an enforcement action concerning compliance with the FCPA, and the DOJ has also provided notice that it does not intend to proceed with any further investigation or enforcement.

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
10.1
Omnibus Joinder Agreement, dated as of April 26, 2018, by and among Archrock, Inc., Archrock Services, L.P., AROC Corp., AROC Services GP LLC, AROC Services LP LLC, Archrock Services Leasing LLC, Archrock GP LP LLC, and Archrock MLP LP LLC and acknowledged and accepted by JPMorgan Chase Bank, N.A., as the Administrative Agent, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on April 26, 2018

10.2
Amendment and Supplement to Pledge and Security Agreement dated as of April 26, 2018, by and among Archrock Partners Operating LLC, Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock Partners Leasing LLC, Archrock, Inc., Archrock Services, L.P., AROC Corp., AROC Services GP LLC, AROC Services LP LLC, Archrock Services Leasing LLC, Archrock GP LP LLC, Archrock MLP LP LLC and JPMorgan Chase Bank, N.A., as the Administrative Agent, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on April 26, 2018

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

August 2, 2018