Form 10-Q
period 2018-09-30
Archrock, Inc.
filed 2018-11-01
CIK 1389050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of shares of the common stock of the registrant outstanding as of October 25, 2018: 129,336,871 shares.

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
ASC Topic 842 Leases
Accounting Standards Codification Topic 842 Leases as promulgated by Accounting Standards Update No. 2016-02 Leases (Topic 842) and further updated by Accounting Standards Update No. 2018-11 Leases (Topic 842): Targeted Improvements

ASU 2016-13	Accounting Standards Update No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2016-15	Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
ASU 2017-12	Accounting Standards Update No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
ASU 2018-02	Accounting Standards Update No. 2018-02 Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
ASU 2018-05	Accounting Standards Update No. 2018-05 Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118
ASU 2018-13	Accounting Standards Update No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement
ASU 2018-15
Accounting Standards Update No. 2018-15 Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

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

OTC	Over-the-counter, as related to aftermarket services parts and components
Partnership	Archrock Partners, L.P., together with its subsidiaries

Partnership Credit Facility	The Partnership’s $1.25 billion asset-based revolving credit facility due March 2022, as amended by Amendment No. 1
PDVSA Gas	PDVSA Gas, S.A., a subsidiary of Petroleos de Venezuela, S.A.
Revenue Recognition Update	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) and additional related standards updates
ROU	Right-of-use, as related to the new lease model under ASC Topic 842 Leases
SAB 118	SEC Staff Accounting Bulletin No. 118
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Spin-off
The spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation, effective November 3, 2015

TCJA	Public Law No. 115-97, a comprehensive tax reform bill signed into law on December 22, 2017
U.S.	United States of America

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our 2017 Form 10-K and those set forth from time to time in our filings with the SEC, which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ARCHROCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,424	$10,536
Accounts receivable, trade, net of allowance of $1,507 and $1,794, respectively	141,781	113,416
Inventory	77,497	90,691
Other current assets	9,696	6,220
Current assets associated with discontinued operations	300	300
Total current assets	232,698	221,163
Property, plant and equipment, net	2,165,845	2,076,927
Intangible assets, net	56,289	68,872
Contract costs	36,482	—
Other long-term assets	33,655	27,782
Long-term assets associated with discontinued operations	6,421	13,263
Total assets	$2,531,390	$2,408,007
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$70,950	$54,585
Accrued liabilities	74,879	71,116
Deferred revenue	12,909	4,858
Current liabilities associated with discontinued operations	297	297
Total current liabilities	159,035	130,856
Long-term debt	1,515,679	1,417,053
Deferred income taxes	2,845	97,943
Other long-term liabilities	19,612	20,116
Long-term liabilities associated with discontinued operations	6,421	6,421
Total liabilities	1,703,592	1,672,389
Commitments and contingencies (Note 18)
Equity:
Preferred stock, $0.01 par value per share: 50,000,000 shares authorized, zero issued	—	—
Common stock, $0.01 par value per share: 250,000,000 shares authorized, 135,572,682 and 76,880,862 shares issued, respectively	1,356	769
Additional paid-in capital	3,154,058	3,093,058
Accumulated other comprehensive income	10,333	1,197
Accumulated deficit	(2,259,489)	(2,241,243)
Treasury stock, 6,235,811 and 5,930,380 common shares, at cost, respectively	(78,460)	(76,732)
Total Archrock stockholders’ equity	827,798	777,049
Noncontrolling interest	—	(41,431)
Total equity	827,798	735,618
Total liabilities and equity	$2,531,390	$2,408,007
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Contract operations	$169,509	$153,524	$496,156	$454,622
Aftermarket services	62,863	44,329	175,126	131,098
Total revenue	232,372	197,853	671,282	585,720

Cost of sales (excluding depreciation and amortization):
Contract operations	69,056	71,951	201,460	198,291
Aftermarket services	50,043	38,486	143,173	111,827
Total cost of sales (excluding depreciation and amortization)	119,099	110,437	344,633	310,118
Selling, general and administrative	26,298	29,108	80,455	81,823
Depreciation and amortization	43,779	47,463	131,565	142,483
Long-lived asset impairment	6,660	7,105	18,323	20,858
Restatement and other charges	396	566	(195)	3,287
Restructuring and other charges	—	422	—	1,245
Interest expense	23,518	22,892	69,402	66,817
Debt extinguishment loss	—	—	2,450	291
Merger-related costs	182	—	9,993	—
Other income, net	(660)	(2,716)	(3,449)	(4,472)
Income (loss) before income taxes	13,100	(17,424)	18,105	(36,730)
Provision for (benefit from) income taxes	3,126	(4,795)	1,913	(6,052)
Income (loss) from continuing operations	9,974	(12,629)	16,192	(30,678)
Loss from discontinued operations, net of tax	—	(54)	—	(54)
Net income (loss)	9,974	(12,683)	16,192	(30,732)
Less: Net (income) loss attributable to the noncontrolling interest	—	2,448	(8,097)	2,125
Net income (loss) attributable to Archrock stockholders	$9,974	$(10,235)	$8,095	$(28,607)

Basic and diluted net income (loss) per common share:
Net income (loss) attributable to Archrock common stockholders	$0.08	$(0.15)	$0.07	$(0.42)

Weighted average common shares outstanding:
Basic	127,842	69,644	102,913	69,520
Diluted	127,955	69,644	103,013	69,520

Dividends declared and paid per common share	$0.132	$0.120	$0.372	$0.360
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$9,974	$(12,683)	$16,192	$(30,732)
Other comprehensive income, net of tax:
Interest rate swap gain, net of reclassifications to earnings	959	2,076	7,241	3,890
Amortization of terminated interest rate swaps	—	182	230	227
Merger-related adjustments	—	—	5,670	—
Adjustments from other changes in ownership of Partnership	—	32	—	32
Total other comprehensive income	959	2,290	13,141	4,149
Comprehensive income (loss)	10,933	(10,393)	29,333	(26,583)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	—	1,289	(12,360)	(151)
Comprehensive income (loss) attributable to Archrock stockholders	$10,933	$(9,104)	$16,973	$(26,734)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)
(unaudited)

	Archrock Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Noncontrolling Interest	Total
Balance at January 1, 2017	$762	$3,021,040	$(1,678)	$(73,944)	$(2,227,214)	$(34,038)	$684,928
Treasury stock purchased				(2,208)			(2,208)
Cash dividends					(25,528)		(25,528)
Shares issued in employee stock purchase plan		195					195
Stock-based compensation, net of forfeitures	6	6,003				598	6,607
Stock options exercised	1	991					992
Contribution from Exterran Corporation		44,709					44,709
Net proceeds from sale of Partnership units, net of tax		17,638				32,088	49,726
Cash distribution to noncontrolling unitholders of the Partnership						(32,678)	(32,678)
Impact of adoption of Accounting Standards Update 2016-09		209			1,081		1,290
Comprehensive loss
Net loss					(28,607)	(2,125)	(30,732)
Derivative gain, net of reclassifications to earnings			1,614			2,276	3,890
Amortization of terminated interest rate swaps			227				227
Adjustment from other changes in ownership of the Partnership			32				32
Balance at September 30, 2017	$769	$3,090,785	$195	$(76,152)	$(2,280,268)	$(33,879)	$701,450

Balance at January 1, 2018	$769	$3,093,058	$1,197	$(76,732)	$(2,241,243)	$(41,431)	$735,618
Treasury stock purchased				(1,728)			(1,728)
Cash dividends					(41,132)		(41,132)
Shares issued in employee stock purchase plan	1	615					616
Stock-based compensation, net of forfeitures	10	5,372				(64)	5,318
Stock options exercised		262					262
Cash distribution to noncontrolling unitholders of the Partnership						(11,766)	(11,766)
Impact of adoption of Revenue Recognition Update					14,666		14,666
Impact of adoption of ASU 2017-12					383		383
Impact of adoption of ASU 2018-02			258		(258)		—
Merger-related adjustments	576	54,751				40,901	96,228
Comprehensive income
Net income					8,095	8,097	16,192
Derivative gain, net of reclassifications to earnings			2,978			4,263	7,241
Amortization of terminated interest rate swaps			230				230
Merger-related adjustments			5,670				5,670
Balance at September 30, 2018	$1,356	$3,154,058	$10,333	$(78,460)	$(2,259,489)	$—	$827,798
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$16,192	$(30,732)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Loss from discontinued operations, net of tax	—	54
Depreciation and amortization	131,565	142,483
Long-lived asset impairment	18,323	20,858
Inventory write-downs	1,185	1,665
Amortization of deferred financing costs	4,604	5,440
Amortization of debt discount	1,049	986
Amortization of terminated interest rate swaps	291	349
Debt extinguishment loss	2,450	291
Interest rate swaps	166	2,028
Stock-based compensation expense	5,567	6,117
Non-cash restructuring charges	—	1,245
Provision for doubtful accounts	1,544	2,909
Gain on sale of property, plant and equipment	(2,894)	(4,452)
Deferred income tax provision (benefit)	1,514	(5,611)
Amortization of contract costs	10,332	—
Non-cash deferred revenue	(17,420)	—
Changes in assets and liabilities:
Accounts receivable, trade	(21,591)	(9,835)
Inventory	3,800	(3,254)
Other current assets	1,251	53
Contract costs	(25,290)	—
Accounts payable and other liabilities	16,461	20,458
Deferred revenue	21,765	(63)
Other	(159)	66
Net cash provided by operating activities	170,705	151,055
Cash flows from investing activities:
Capital expenditures	(241,183)	(152,248)
Proceeds from sale of property, plant and equipment	24,061	22,681
Proceeds from insurance	252	—
Net cash used in investing activities	(216,870)	(129,567)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	536,830	1,066,500
Repayments of long-term debt	(440,636)	(1,118,000)
Payments for debt issuance costs	(3,332)	(14,855)
Payments for settlement of interest rate swaps that include financing elements	(61)	(1,405)
Net proceeds from sale of Partnership units	—	60,291
Dividends to Archrock stockholders	(41,132)	(25,528)
Distributions to noncontrolling partners in the Partnership	(11,766)	(32,678)
Proceeds from stock options exercised	262	992
Proceeds from stock issued under our employee stock purchase plan	616	195
Purchases of treasury stock	(1,728)	(2,208)
Contribution from Exterran Corporation	—	44,720
Net cash provided by (used in) financing activities	39,053	(21,976)
Net decrease in cash and cash equivalents	(7,112)	(488)
Cash and cash equivalents at beginning of period	10,536	3,134
Cash and cash equivalents at end of period	$3,424	$2,646

Supplemental disclosure of Non-Cash Transactions:
Issuance of Archrock common stock pursuant to Merger, net of tax	$55,327	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

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

2. Recent Accounting Developments

Accounting Standards Updates Implemented

ASU 2018-05 was issued in March 2018 to clarify the income taxes disclosure requirements as they pertain to SAB 118, including the requirement to disclose a reasonable estimate, if determinable, of the tax effects of the TCJA in the reporting period in which the TCJA was enacted, as well as additional disclosures required in the following interim reporting periods if the measurement period approach is used. In accordance with ASU 2018-05, we disclosed a reasonable estimate of the income tax effects of the TCJA on our consolidated financial statements in our 2017 Form 10-K. We completed our analysis of the tax effects of the TCJA in the third quarter of 2018 with no material change to the amounts disclosed at December 31, 2017. See Note 14 (“Income Taxes”) for further details.

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

On January 1, 2018, we adopted ASU 2016-15 on a retrospective basis. ASU 2016-15 addresses diversity in practice and simplifies several elements of cash flow classification including how certain cash receipts and cash payments are classified in the statement of cash flows. ASU 2016-15 did not have an impact on our condensed consolidated statement of cash flow for the nine months ended September 30, 2017.

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

The following tables summarize the impact of the application of the Revenue Recognition Update on our condensed consolidated balance sheet and condensed consolidated statements of operations (in thousands):

	September 30, 2018
Balance Sheet	As Reported	Balance Excluding the Impact of the Revenue Recognition Update	Effect of Change
Assets
Accounts receivable, trade	$141,781	$123,079	$18,702
Inventory	77,497	94,528	(17,031)
Contract costs	36,482	—	36,482

Liabilities
Accounts payable, trade	$70,950	$70,875	$75
Accrued liabilities	74,879	74,619	260
Deferred revenue	12,909	8,865	4,044
Deferred income taxes	2,845	2,570	275
Other long-term liabilities	19,612	19,595	17

Equity
Additional paid-in capital (1)	$3,154,058	$3,144,217	$9,841
Accumulated deficit	(2,259,489)	(2,283,130)	23,641
——————

(1)	Represents the impact of the Revenue Recognition Update on net income attributable to noncontrolling interest which was reclassed to additional paid-in capital pursuant to the Merger.

	Three Months Ended September 30, 2018
Statement of Operations	As Reported	Balance Excluding the Impact of the Revenue Recognition Update	Effect of Change
Revenue:
Contract operations	$169,509	$170,981	$(1,472)
Aftermarket services	62,863	59,623	3,240
Total revenue	232,372	230,604	1,768
Cost of sales (excluding depreciation and amortization):
Contract operations	69,056	73,673	(4,617)
Aftermarket services	50,043	47,973	2,070
Total cost of sales (excluding depreciation and amortization)	119,099	121,646	(2,547)
Selling, general and administrative	26,298	26,924	(626)
Provision for income taxes	3,126	2,617	509
Net income attributable to Archrock stockholders	9,974	5,542	4,432

	Nine Months Ended September 30, 2018
Statement of Operations	As Reported	Balance Excluding the Impact of the Revenue Recognition Update	Effect of Change
Revenue:
Contract operations	$496,156	$500,306	$(4,150)
Aftermarket services	175,126	161,065	14,061
Total revenue	671,282	661,371	9,911
Cost of sales (excluding depreciation and amortization):
Contract operations	201,460	214,823	(13,363)
Aftermarket services	143,173	132,984	10,189
Total cost of sales (excluding depreciation and amortization)	344,633	347,807	(3,174)
Selling, general and administrative	80,455	82,051	(1,596)
Provision for income taxes	1,913	(1,837)	3,750
Less: Net income attributable to the noncontrolling interest	(8,097)	(6,141)	(1,956)
Net income (loss) attributable to Archrock stockholders	8,095	(880)	8,975

Accounting Standards Updates Not Yet Implemented

In August 2018, the FASB issued ASU 2018-15 which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). For public entities, ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of ASU 2018-15 on our consolidated financial statements and footnote disclosures and anticipate adopting this guidance on a prospective basis in the fourth quarter of 2018.

In August 2018, the FASB issued ASU 2018-13 which amends the required fair value measurements disclosures related to valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. These amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of ASU 2018-13 on our consolidated financial statements and footnote disclosures.

In June 2016, the FASB issued ASU 2016-13 that changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. For public entities that meet the definition of an SEC filer, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. Entities will apply ASU 2016-13 provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements and footnote disclosures.

Leases

ASC Topic 842 Leases establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged. ASC Topic 842 Leases is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach that involves recasting the comparative periods in the year of initial application is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain transition practical expedients available. In July 2018 the FASB provided an optional transition method that would allow adoption of the standard as of the effective date without restating prior periods. We intend to adopt ASC Topic 842 Leases on January 1, 2019 using the optional transition method and are currently assessing the transition practical expedients. Upon adoption, we will recognize the cumulative effect of adoption as an adjustment to the opening balance of our retained earnings. Comparative information will continue to be reported under the accounting standards in effect for those periods.

Additionally, the July 2018 amendment provided lessors with a practical expedient to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the Revenue Recognition Update and certain conditions are met. The amendment also provided clarification on whether ASC Topic 842 or the Revenue Recognition Update is applicable to the combined component based on determination of the predominant component. An entity that elects the lessor practical expedient also should provide certain disclosures. We are evaluating the impact of the July 2018 amendment on our contract operations services agreements and have tentatively concluded that the services nonlease component is predominant, which would result in the ongoing recognition following the Revenue Recognition Update guidance.

Our evaluation of the impact of adopting ASC Topic 842 Leases is ongoing. We have established a cross-functional implementation team to identify our lease population and are assessing changes to our internal control structure, business processes, systems and accounting policies that are necessary to implement the standard. We do not believe the standard will materially affect our consolidated statements of operations or cash flows. At September 30, 2018, adoption of ASC Topic 842 Leases would have resulted in recognition of a ROU asset of less than $25 million and a lease liability of a similar amount in our consolidated balance sheet. The amount of the ROU asset and the lease liability we ultimately recognize will depend on our lease portfolio as of the adoption date.

3. Revenue from Contracts with Customers

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we are entitled to receive in exchange for those goods or services. Sales and usage-based taxes that are collected from the customer are excluded from revenue.

The following table presents our revenue from contracts with customers disaggregated by revenue source (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Contract Operations (1):
0 - 1000 horsepower per unit	$60,725	$179,917
1,001 - 1,500 horsepower per unit	69,663	204,841
Over 1,500 horsepower per unit	38,053	108,367
Other (2)	1,068	3,031
Total contract operations (3)	169,509	496,156

Aftermarket Services (1):
Services	38,863	107,776
OTC parts and components sales	24,000	67,350
Total aftermarket services (4)	62,863	175,126

Total revenue (5)	$232,372	$671,282
——————

(1)	We operate in two segments: contract operations and aftermarket services. See Note 20 (“Segments”) for further details regarding our segments.

(2)	Primarily relates to fees associated with Archrock-owned non-compressor equipment.

(3)
Includes $1.6 million and $4.3 million for the three and nine months ended September 30, 2018, respectively, related to billable maintenance on Archrock-owned units that was recognized at a point in time. All other revenue within contract operations is recognized over time.

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

As of September 30, 2018, we had $267.3 million of remaining performance obligations related to our contract operations segment. We have elected to apply the practical expedient to not consider the effects of the time value of money, as the expected time between the transfer of services and payment for such services is less than one year. The remaining performance obligations will be recognized through 2022 as follows (in thousands):

	2018	2019	2020	2021	2022	Total
Contract operations remaining performance obligations	$93,227	$118,368	$46,404	$8,276	$1,073	$267,348

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

We believe these fee- and cost-based inputs fairly depict our efforts to provide aftermarket services and the amount of revenue recognized is representative of the transfer of service and value that the customer will have received as of the reporting date. As of September 30, 2018 we have elected to apply the practical expedient to not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services, as there are no contracts with customers with an original contract term that is greater than one year.

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

As of September 30, and January 1, 2018, our receivables from contracts with customers, net of allowance for doubtful accounts were $136.8 million and $115.6 million, respectively. As of September 30, and January 1, 2018, our contract liabilities were $13.3 million and $9.0 million, respectively, which are included in deferred revenue and other long-term liabilities in our condensed consolidated balance sheets. The increase in the contract liability balance during the nine months ended September 30, 2018 was due to the deferral of $21.8 million primarily related to freight billings and aftermarket services, partially offset by $17.4 million recognized as revenue during the period primarily related to freight billings and aftermarket services.

4. Discontinued Operations

Spin-off of Exterran Corporation

In 2015 we completed the Spin-off. In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation, which include but are not limited to the separation and distribution agreement, the tax matters agreement and the supply agreement. Certain terms of these agreements are described as follows:

•
The separation and distribution agreement specifies our right to promptly receive payments from a subsidiary of Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation’s subsidiaries from PDVSA Gas, in respect of the sale of Exterran Corporation’s subsidiaries’ and joint ventures’ previously nationalized assets after such amounts are collected by Exterran Corporation’s subsidiaries. During the nine months ended September 30, 2017, we received $19.7 million from Exterran Corporation pursuant to this term of the separation and distribution agreement. Exterran Corporation was due to receive the remaining principal amount as of September 30, 2018 of approximately $20.9 million. The separation and distribution agreement also specifies our right to receive a $25.0 million cash payment from a subsidiary of Exterran Corporation promptly following the occurrence of a qualified capital raise as defined in the Exterran Corporation credit agreement. Such a qualified capital raise occurred on April 4, 2017 and we received a cash payment of $25.0 million on April 11, 2017.

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

•
The tax matters agreement governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes. Subject to the provisions of this agreement Exterran Corporation and we agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of September 30, 2018, we classified $6.4 million of unrecognized tax benefits (including interest and penalties) as long-term liability associated with discontinued operations since it relates to operations of Exterran Corporation prior to the Spin-off. We have also recorded an offsetting $6.4 million indemnification asset related to this reserve as long-term assets associated with discontinued operations.

•
The supply agreement, which expired November 2017, set forth the terms under which Exterran Corporation provided manufactured equipment, including the design, engineering, manufacturing and sale of natural gas compression equipment, on an exclusive basis to us and the Partnership, subject to certain exceptions. For the nine months ended September 30, 2017, we purchased $115.3 million of newly-manufactured compression equipment from Exterran Corporation.

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

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	September 30, 2018	December 31, 2017
	Exterran Corporation	Exterran Corporation	Contract Water Treatment Business	Total
Other current assets	$300	$300	$—	$300
Total current assets associated with discontinued operations	300	300	—	300
Other assets, net	6,421	6,421	—	6,421
Deferred income taxes (1)	—	—	6,842	6,842
Total assets associated with discontinued operations	$6,721	$6,721	$6,842	$13,563
Other current liabilities	$297	$297	$—	$297
Total current liabilities associated with discontinued operations	297	297	—	297
Deferred income taxes	6,421	6,421	—	6,421
Total liabilities associated with discontinued operations	$6,718	$6,718	$—	$6,718
——————

(1)
Reduced by $0.9 million for current period tax amortization and $5.9 million for a valuation allowance recorded as a result of the Merger, whereby we assessed the available positive and negative evidence and concluded, based on the weight of the evidence, that a valuation allowance was required on our resulting net deferred tax asset position, with an offsetting increase to additional paid-in capital in our condensed consolidated balance sheet as of September 30, 2018. See Note 17 (“Equity”) for further details of the Merger.

5. Inventory

Inventory consisted of the following amounts (in thousands):

	September 30, 2018	December 31, 2017
Parts and supplies	$65,393	$72,528
Work in progress	12,104	18,163
Inventory	$77,497	$90,691

6. Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Compression equipment, facilities and other fleet assets	$3,314,995	$3,192,363
Land and buildings	46,993	45,754
Transportation and shop equipment	101,868	100,133
Computer hardware and software	92,301	90,296
Other	12,867	12,419
Property, plant and equipment	3,569,024	3,440,965
Accumulated depreciation	(1,403,179)	(1,364,038)
Property, plant and equipment, net	$2,165,845	$2,076,927

7. Contract Costs

We capitalize incremental costs to obtain a contract with a customer if we expect to recover those costs. Capitalized costs include commissions paid to our sales force to obtain contract operations contracts. We have applied the practical expedient to expense commissions paid for sales of service contracts and OTC parts and components within our aftermarket services segment as the amortization period is less than one year. As of September 30, and January 1, 2018, we recorded contract costs of $3.9 million and $2.3 million, respectively, associated with sales commissions.

We capitalize costs incurred to fulfill a contract if those costs relate directly to a contract, enhance resources that we will use in satisfying performance obligations and if we expect to recover those costs. Capitalized costs incurred to fulfill our customer contracts include freight charges to transport compressor assets before transferring services to the customer and mobilization activities associated with our contract operations services. As of September 30, and January 1, 2018, we recorded contract costs of $32.6 million and $19.2 million, respectively, associated with freight and mobilization.

Contract operations costs are amortized based on the transfer of service to which the assets relate, which is estimated to be 36 months based on average contract term, including anticipated renewals. We assess periodically whether the 36-month estimate fairly represents the average contract term and adjust as appropriate. Aftermarket services fulfillment costs are recognized based on the percentage-of-completion method applicable to the customer contract. Contract costs associated with commissions are amortized to SG&A. Contract costs associated with freight and mobilization are amortized to cost of sales (excluding depreciation and amortization). During the three and nine months ended September 30, 2018, we amortized $0.4 million and $1.1 million, respectively, related to commissions and $3.6 million and $9.2 million, respectively, related to freight and mobilization. During the three and nine months ended September 30, 2018, there was no impairment loss recorded in relation to the costs capitalized.

8. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Credit Facility	$—	$56,000
Partnership Credit Facility	826,500	674,306

Partnership’s 6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(1,977)	(2,523)
Less: Deferred financing costs, net of amortization	(2,568)	(3,338)
	345,455	344,139

Partnership’s 6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(2,938)	(3,441)
Less: Deferred financing costs, net of amortization	(3,338)	(3,951)
	343,724	342,608
Long-term debt	$1,515,679	$1,417,053

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

At December 31, 2017, the weighted average annual interest rate, excluding the effect of interest rate swaps, on the outstanding balance under the Archrock Credit Facility was 3.3%. During the three and nine months ended September 30, 2017, we incurred $0.2 million and $0.5 million, respectively, in commitment fees on the daily unused amount of the Archrock Credit Facility. We incurred $0.2 million in commitment fees in 2018 prior to the facility’s termination and were in compliance with all covenants under the Archrock Credit Facility through its closing.

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

As of September 30, 2018, the Partnership had $15.4 million outstanding letters of credit under the Partnership Credit Facility and the applicable margin on amounts outstanding under the Credit Facility was 3.2%. The weighted average annual interest rate on the outstanding balance under the Partnership Credit Facility, excluding the effect of interest rate swaps, was 5.5% and 4.8% at September 30, 2018 and December 31, 2017, respectively. The Partnership incurred $0.6 million in commitment fees on the daily unused amount of the Partnership Credit Facility and the Former Credit Facility during each of the three months ended September 30, 2018 and 2017, and $1.7 million and $1.5 million during the nine months ended September 30, 2018 and 2017, respectively.

The Partnership must maintain the following consolidated financial ratios, as defined in the Partnership Credit Facility agreement:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.5 to 1.0
Total Debt to EBITDA
Through fiscal year 2018	5.95 to 1.0
Through fiscal year 2019	5.75 to 1.0
Through second quarter of 2020	5.50 to 1.0
Thereafter (1)	5.25 to 1.0
——————

(1)	Subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition satisfying certain thresholds is completed and for the two quarters immediately following such quarter.

As of September 30, 2018, the Partnership had undrawn capacity of $408.1 million under the Partnership Credit Facility. As a result of the ratio requirements above, $324.0 million of the $408.1 million of undrawn capacity was available for additional borrowings as of September 30, 2018. As of September 30, 2018, the Partnership was in compliance with all covenants under the Partnership Credit Facility agreement.

9. Derivatives

We are exposed to market risks associated with changes in the variable interest rate of the Partnership Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes.

At September 30, 2018, the Partnership was a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates (in millions):

Expiration Date	Notional Value
May 2019	$100.0
May 2020	100.0
March 2022	300.0
$500.0

The counterparties to the derivative agreements are major financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us. The Partnership has no specific collateral posted for its derivative instruments.

We have designated these interest rate swaps as cash flow hedging instruments and so any change in their fair value is recognized as a component of other comprehensive income (loss) until the hedged transaction affects earnings. At that time, amounts are reclassified into earnings to interest expense, the same statement of operations line item to which the earnings effect of the hedged item is recorded. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities.

We expect the hedging relationship to be highly effective as the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate. Prior to adoption of ASU 2017-12, we performed quarterly calculations to determine whether the swap agreements continued to be highly effective at achieving offsetting changes in cash flows attributable to the hedged risk. Upon adoption of ASU 2017-12, we perform quarterly qualitative prospective and retrospective hedge effectiveness assessments unless facts and circumstances related to the hedging relationships change such that we can no longer assert qualitatively that the cash flow hedge relationships were and continue to be highly effective. We estimate that $3.6 million of the deferred pre-tax gain attributable to interest rate swaps included in accumulated other comprehensive income (loss) at September 30, 2018 will be reclassified into earnings as interest income at then-current values during the next twelve months as the underlying hedged transactions occur.

In August 2017, the Partnership amended the terms of $300.0 million of its interest rate swap agreements to adjust the fixed interest rate and extend the maturity dates to March 2022. These amendments effectively created new derivative contracts and terminated the old derivative contracts. As a result, as of the amendment date, we discontinued the original cash flow hedge relationships on a prospective basis and designated the amended interest rate swaps under new cash flow hedge relationships based on the amended terms. The fair value of the interest rate swaps immediately prior to the execution of the amendments was a liability of $0.7 million. The associated amount in accumulated other comprehensive income (loss) was amortized into interest expense over the original terms of the interest rate swaps through May 2018.

As of September 30, 2018, the weighted average effective fixed interest rate on the interest rate swaps was 1.8%.

The following tables present the effect of the derivative instruments designated as cash flow hedging instruments on our condensed consolidated balance sheets (in thousands):

	Fair Value Asset (Liability)
	September 30, 2018	December 31, 2017
Other current assets	$3,592	$186
Other long-term assets	9,487	4,490
Accrued liabilities	—	(134)
	$13,079	$4,542

The following tables present the effect of the derivative instruments designated as cash flow hedging instruments on our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Pre-tax gain recognized in other comprehensive income (loss)	$1,642	$1,919	$8,583	$2,282
Pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	429	(678)	(83)	(2,521)

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Total amount of interest expense in which the effects of cash flow hedges are recorded	$23,518	$69,402
Amount of gain reclassified from accumulated other comprehensive income (loss) into interest expense	429	582

See Note 18 (“Accumulated Other Comprehensive Income”) for further details on the derivative instruments.

10. Fair Value Measurements

The accounting standard for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value into the following three categories:

•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement.

•
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or prices vary substantially over time or among brokered market makers.

•
Level 3 — Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect our own assumptions regarding how market participants would price the asset or liability based on the best available information.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a quarterly basis, our interest rate swaps are valued based on the income approach (discounted cash flow) using market observable inputs, including London Interbank Offered Rate forward curves. These fair value measurements are classified as Level 2.

The following table presents our interest rate swaps asset and liability measured at fair value on a recurring basis with pricing levels as of the date of valuation (in thousands):

	September 30, 2018	December 31, 2017
Interest rate swaps asset	$13,079	$4,676
Interest rate swaps liability	—	(134)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the nine months ended September 30, 2018, we recorded non-recurring fair value measurements related to our idle and previously-culled compressor units. Our estimate of the compressor units’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our impaired compressor units was $1.5 million and $2.6 million at September 30, 2018 and December 31, 2017, respectively. See Note 11 (“Long-Lived Asset Impairment”) for further details.

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

The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets and is considered a Level 2 measurement. The following table summarizes the carrying amount and fair value of our fixed rate debt (in thousands):

	September 30, 2018	December 31, 2017
Carrying amount of fixed rate debt (1)	$689,179	$686,747
Fair value of fixed rate debt	706,000	702,000
——————

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 8 (“Long-Term Debt”) for further details.

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

The following table presents the results of our impairment review as recorded in our contract operations segment (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Idle compressor units retired from the active fleet	60	50	225	190
Horsepower of idle compressor units retired from the active fleet	23,000	20,000	73,000	71,000
Impairment recorded on idle compressor units retired from the active fleet	$6,660	$5,934	$18,323	$19,686

In addition to the impairment discussed above, during the three and nine months ended September 30, 2017, $0.8 million of leasehold improvements and furniture and fixtures were impaired in conjunction with the relocation of our corporate office during the third quarter of 2017. See Note 13 (“Corporate Office Relocation”) for further details.

12. Restructuring and Other Charges

As discussed in Note 4 (“Discontinued Operations”), we completed the Spin-off in 2015. During the three and nine months ended September 30, 2017, we incurred $0.4 million and $1.2 million, respectively, of costs for retention benefits associated with the Spin-off that were directly attributable to Archrock. The restructuring charges associated with the Spin-off are not directly attributable to our reportable segments because they primarily represent costs incurred within the corporate function. No such costs were incurred subsequent to December 31, 2017.

13. Corporate Office Relocation

During the three and nine months ended September 30, 2017, we recorded $2.1 million in charges associated with the relocation of our corporate headquarters during the third quarter 2017. These charges were reflected in SG&A and included accelerated expense associated with the contractual lease payments of our former corporate office, which were made through the end of the lease term in the first quarter of 2018, and relocation costs to move our corporate office. Additionally, leasehold improvements and furniture and fixtures were impaired in the third quarter of 2017 and are reflected in long-lived asset impairment in our condensed consolidated income statements (see Note 11 (“Long-Lived Asset Impairment”)). We did not incur additional costs as a result of the relocation subsequent to September 30, 2017.

The following table summarizes the changes to our accrued liability balance related to our corporate office relocation for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$583	$—
Additions for costs expensed	—	2,113
Less non-cash expense (1)	—	(613)
Reductions for payments	(583)	(72)
Ending balance	$—	$1,428
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

14. Income Taxes

Unrecognized Tax Benefits

As of September 30, 2018, we believe $0.9 million of our unrecognized tax benefits will be reduced prior to September 30, 2019 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from this estimate.

Impact of the TCJA

At December 31, 2017, a provisional amount for the effects of the TCJA was recorded and resulted in a $53.4 million tax benefit to our provision for income taxes in our consolidated statement of operations. This amount consisted of a $57.7 million tax benefit due to reducing our continuing operations net deferred tax liability, a $4.6 million tax detriment due to reducing our discontinued operations deferred tax asset and a $0.3 million tax benefit due to reducing our other comprehensive income net deferred tax liability. As of September 30, 2018, our analysis of the impact of the TCJA was complete and there were no material changes to the provisional amount recorded at December 31, 2017.

15. Stock-Based Compensation

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

The compensation committee of our board of directors generally establishes its schedule for making annual long-term incentive awards, consisting of a combination of restricted shares and performance units vesting over multiple years, to our named executive officers several months in advance and does not make such awards based on knowledge of material nonpublic information. Although the compensation committee of our board of directors has historically granted awards on a regular, predictable cycle — after earnings information has been disseminated to the marketplace — such awards may be granted at other times during the year, as determined in the sole discretion of the compensation committee.

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

The following table presents stock option activity during the nine months ended September 30, 2018:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2018	489	$12.28
Exercised	(30)	8.79
Canceled	(53)	13.96
Options outstanding and exercisable, September 30, 2018	406	12.31	0.8	$1,305

Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during nine months ended September 30, 2018 was $0.1 million.

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

The following table presents restricted stock, restricted stock unit, performance unit, cash-settled restricted stock unit and cash- settled performance unit activity during the nine months ended September 30, 2018:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested awards, January 1, 2018	1,440	$10.39
Granted	1,148	9.66
Converted (1)	140	7.03
Vested	(747)	10.46
Canceled	(219)	9.79
Non-vested awards, September 30, 2018 (2)	1,762	9.69
——————

(1)
Reflects conversion of Partnership phantom units into Archrock restricted stock units pursuant to the Merger See “Partnership Long-Term Incentive Plan” section below for detail regarding the conversion of awards.

(2)
Non-vested awards as of September 30, 2018 are comprised of 216,000 cash-settled restricted stock units and cash-settled performance units and 1,546,000 restricted shares and stock-settled performance units.

As of September 30, 2018, we expect $13.2 million of unrecognized compensation cost related to unvested restricted stock, stock-settled restricted stock units, performance units, cash-settled restricted stock units and cash-settled performance units to be recognized over the weighted-average period of 2.3 years.

Partnership Long-Term Incentive Plan

In April 2017, the Partnership adopted the 2017 Partnership LTIP to provide for the benefit of employees, directors and consultants of the Partnership, us and our respective affiliates. The 2017 Partnership LTIP provided for the issuance of unit options, unit appreciation rights, restricted units, phantom units, performance awards, bonus awards, distribution equivalent rights, cash awards and other unit based awards. Previous grants made under the 2006 Partnership LTIP continued to be governed by the 2006 Partnership LTIP and the applicable award agreements. We recognized compensation expense over the vesting period equal to the fair value of the Partnership’s common units at the grant date. Phantom units granted under the 2017 and 2006 LTIP may include nonforfeitable tandem distribution equivalent rights to receive cash distributions on unvested phantom units in the quarter in which distributions are paid on common units. Phantom units generally vested one-third per year on dates as specified in the applicable award agreements subject to continued service through the applicable vesting date. During the nine months ended September 30, 2018, 53,091 phantom units vested with a weighted average grant date fair value per unit of $11.24.

Pursuant to the Merger, all outstanding phantom units previously granted under the 2017 and 2006 Partnership LTIP were converted into comparable awards based on Archrock’s common shares. As such, all outstanding phantom units were converted, effective as of the closing of the Merger, into Archrock restricted stock units. See Note 17 (“Equity”) for further details regarding the Merger. Each Archrock restricted stock unit will be subject to the same vesting, forfeiture and other terms and conditions applicable to the converted Partnership phantom units. Under Accounting Standards Codification Topic 718, Compensation - Stock Compensation, we determined that there was no additional compensation cost to record as the conversion of awards did not result in incremental fair value.

16. Earnings per Share

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

The following table summarizes net income (loss) attributable to Archrock common stockholders used in the calculation of basic and diluted loss per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income (loss) from continuing operations attributable to Archrock stockholders	$9,974	$(10,181)	$8,095	$(28,553)
Loss from discontinued operations, net of tax	—	(54)	—	(54)
Net income (loss) attributable to Archrock stockholders	9,974	(10,235)	8,095	(28,607)
Less: Net income attributable to participating securities	(241)	(179)	(554)	(513)
Net income (loss) attributable to Archrock common stockholders	$9,733	$(10,414)	$7,541	$(29,120)

The following table shows the potential shares of common stock that were included in computing diluted income (loss) attributable to Archrock common stockholders per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average common shares outstanding including participating securities	129,486	70,952	104,489	70,847
Less: Weighted average participating securities outstanding	(1,644)	(1,308)	(1,576)	(1,327)
Weighted average common shares outstanding — used in basic income (loss) per common share	127,842	69,644	102,913	69,520
Net dilutive potential common shares issuable:
On exercise of options	111	*	96	*
On the settlement of employee stock purchase plan shares	2	*	4	*
Weighted average common shares outstanding — used in diluted income (loss) per common share	127,955	69,644	103,013	69,520
——————

*	Excluded from diluted income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted income (loss) attributable to Archrock common stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	187	240	199	278
On exercise of options	—	100	—	116
Net dilutive potential common shares issuable	187	340	199	394

17. Equity

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

The following table presents the effects of changes in our ownership interest in the Partnership on the equity attributable to Archrock stockholders:

	Nine Months Ended September 30,
	2018	2017
Net income (loss) attributable to Archrock stockholders	$8,095	$(28,607)
Increase in Archrock stockholders’ additional paid-in capital for purchase of Partnership common units	54,751	17,638
Change from net income (loss) attributable to Archrock stockholders and transfers from noncontrolling interest	$62,846	$(10,969)

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

The tax effects of the Merger were reported as adjustments to other long-term assets, long-term assets associated with discontinued operations, deferred income taxes, additional paid-in capital and other comprehensive income. Due to the change in ownership and tax step up from the consideration given in the Merger, we recorded a $156.5 million deferred tax asset which resulted in an overall $55.0 million net deferred tax asset. We evaluated the realizability of our resulting net deferred tax asset position by assessing the available positive and negative evidence and concluded, based on the weight of the evidence, that a $53.4 million valuation allowance was required. The $103.1 million net tax impact of the change in deferred tax asset and the valuation allowance was recorded as an offsetting increase to additional paid-in capital.

We incurred $0.2 million and $10.0 million of transaction costs directly attributable to the Merger during the three and nine months ended September 30, 2018, respectively, including financial advisory, legal service and other professional fees, which were recorded to merger-related costs on our condensed consolidated statements of operations.

Partnership Capital Offering

In August 2017, the Partnership sold, pursuant to a public underwritten offering, 4,600,000 common units, including 600,000 common units pursuant to an over-allotment option. The Partnership received net proceeds of $60.3 million after deducting underwriting discounts, commissions and offering expenses, which it used to repay borrowings outstanding under the Partnership Credit Facility. In connection with this sale and as permitted under its partnership agreement, the Partnership sold 93,163 general partner units to its General Partner for a contribution of $1.3 million to maintain the General Partner’s approximate 2% general partner interest in the Partnership.

Cash Dividends

The following table summarizes our dividends per common share:

Declaration Date	Payment Date	Dividends per Common Share	Total Dividends (in thousands)
January 19, 2017	February 15, 2017	$0.120	$8,458
April 26, 2017	May 16, 2017	0.120	8,534
July 26, 2017	August 15, 2017	0.120	8,536
October 20, 2017	November 15, 2017	0.120	8,536
January 18, 2018	February 14, 2018	0.120	8,532
April 25, 2018	May 15, 2018	0.120	15,486
July 25, 2018	August 14, 2018	0.132	17,114

On October 24, 2018, our board of directors declared a quarterly dividend of $0.132 per share of common stock to be paid on November 14, 2018 to stockholders of record at the close of business on November 7, 2018.

18. Accumulated Other Comprehensive Income

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

The following table presents the changes in accumulated other comprehensive income (loss) of our derivative cash flow hedges, net of tax and excluding noncontrolling interest, during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning accumulated other comprehensive income (loss)	$9,374	$(936)	$1,197	$(1,678)
Gain recognized in other comprehensive income, net of tax provision of $345, $247, $1,234 and $290, respectively	1,298	931	3,349	1,104
(Gain) loss reclassified from accumulated other comprehensive loss to interest expense, net of tax provision (benefit) of $90, $(108), $37 and $(414), respectively (1)	(339)	200	117	769
Merger-related adjustments (2)	—	—	5,670	—
Other comprehensive income attributable to Archrock stockholders	959	1,131	9,136	1,873
Ending accumulated other comprehensive income	$10,333	$195	$10,333	$195
——————

(1)
Included stranded tax effects resulting from the TCJA of $0.3 million reclassified to accumulated deficit during the nine months ended September 30, 2018. See Note 2 (“Recent Accounting Developments”) for further details.

(2)
Pursuant to the Merger, we reclassified a gain of $5.7 million from noncontrolling interest to accumulated other comprehensive income (loss) related to the fair value of our derivative instruments that was previously attributed to public ownership of the Partnership.

See Note 9 (“Derivatives”) for further details on the derivative instruments.

19. Commitments and Contingencies

Performance Bonds

In the normal course of business we have issued performance bonds to various state authorities that ensure payment of certain obligations. We have also issued a bond to protect our 401(k) retirement plan against losses caused by acts of fraud or dishonesty. The bonds have expiration dates in 2018 through the first quarter of 2020 and maximum potential future payments of $2.3 million. As of September 30, 2018, we were in compliance with all obligations to which the performance bonds pertain.

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2018 and December 31, 2017, we accrued $3.2 million and $1.7 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. The tax contingencies mentioned above relate to tax matters for which we are responsible in managing the audit. As of both September 30, 2018 and December 31, 2017, we recorded an indemnification liability (including penalties and interest), in addition to the tax contingency above, of $1.6 million for our share of non-income based tax contingencies related to audits being managed by Exterran Corporation.

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

Heavy Equipment

In 2011, the Texas Legislature enacted changes that affected the appraisal of natural gas compressors for ad valorem tax purposes by expanding the special valuation methodology for “Heavy Equipment Inventory” to include inventory held for lease effective from the beginning of 2012. Under the Heavy Equipment Statutes, we are a “Heavy Equipment Dealer” and our natural gas compressors are Heavy Equipment Inventory. As such, we began filing our ad valorem taxes under this methodology starting in the 2012 tax year. Our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and store our inventory of natural gas compressors as opposed to where the compressors may be located on January 1 of a tax year. Although a few appraisal review boards accepted our position, many denied it. As a result, our wholly-owned subsidiary, Archrock Services Leasing LLC, formerly known as EES Leasing, and the Partnership’s wholly-owned subsidiary, Archrock Partners Leasing LLC, formerly known as EXLP Leasing, filed numerous petitions for review in the appropriate district courts with respect to the 2012-2017 tax years.

To date, three cases have been decided by trial courts, with two of the decisions having been rendered by the same presiding judge. All three of those decisions were appealed, and all three of the appeals have been decided on by intermediate appellate courts. On March 2, 2018, the Texas Supreme Court ruled in one of the cases, EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District, on two of the three issues related to the Heavy Equipment Statutes: constitutionality and situs. The third issue — the district court’s ruling that the Heavy Equipment Statutes apply to the compressors — was not appealed in this case. The Texas Supreme Court ruled in our favor on all accounts, holding that the Heavy Equipment Statutes are constitutional and that our natural gas compressors are taxable only in the counties where we maintain a business location that manages our inventory of natural gas compressors. On September 28, 2018, the Texas Supreme Court denied Galveston Central Appraisal District’s motion for rehearing, thus concluding the litigation in this case.

Two cases, EXLP Leasing LLC & EES Leasing LLC v. Loving County Appraisal District and EES Leasing LLC & EXLP Leasing LLC v. Ward County Appraisal District, remain pending for review by the Texas Supreme Court. We expect the pending cases to be disposed of in a manner consistent with the Galveston case.

As a result of the rulings on the Heavy Equipment litigation thus far, all counties in which we filed petitions for review have removed our compressors from their 2018 property rolls except for Galveston County, which has agreed to do so promptly. As of September 30, 2018, many of the petitions that we filed for tax years 2012-2017 have been closed and the remaining pending petitions are in the process of being closed. We believe that the likelihood of an unfavorable outcome or further litigation on this issue is remote.

Other

The SEC has been conducting an investigation in connection with certain previously disclosed errors and possible irregularities at one of our former international operations. We and Exterran Corporation are cooperating with the SEC in the investigation of this matter. The SEC’s investigation related to the circumstances giving rise to the restatement of prior period consolidated and combined financial statements is continuing, and we are presently unable to predict the duration, scope or results or whether the SEC will commence any legal action.

20. Segments

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

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes only sales to external customers.

The following table presents revenue and gross margin by segment during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Contract Operations	Aftermarket Services	Total
Three months ended September 30, 2018
Revenue	$169,509	$62,863	$232,372
Gross margin	100,453	12,820	113,273
Three months ended September 30, 2017
Revenue	$153,524	$44,329	$197,853
Gross margin	81,573	5,843	87,416

Nine months ended September 30, 2018
Revenue	$496,156	$175,126	$671,282
Gross margin	294,696	31,953	326,649
Nine months ended September 30, 2017
Revenue	$454,622	$131,098	$585,720
Gross margin	256,331	19,271	275,602

The following table reconciles total gross margin to income (loss) before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total gross margin	$113,273	$87,416	$326,649	$275,602
Less:
Selling, general and administrative	26,298	29,108	80,455	81,823
Depreciation and amortization	43,779	47,463	131,565	142,483
Long-lived asset impairment	6,660	7,105	18,323	20,858
Restatement and other charges	396	566	(195)	3,287
Restructuring and other charges	—	422	—	1,245
Interest expense	23,518	22,892	69,402	66,817
Debt extinguishment loss	—	—	2,450	291
Merger-related costs	182	—	9,993	—
Other income, net	(660)	(2,716)	(3,449)	(4,472)
Income (loss) before income taxes	$13,100	$(17,424)	$18,105	$(36,730)

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

Recent Business Developments

Merger Transaction

On April 26, 2018, we completed the acquisition of all of the outstanding common units of the Partnership and the Partnership became our indirect wholly-owned subsidiary. In connection with the closing of the Merger, we issued 57.6 million shares of our common stock to acquire the 41.2 million common units of the Partnership not owned by us prior to the Merger at a fixed exchange ratio of 1.40 shares of our common stock for each Partnership common unit, for total implied consideration of $625.3 million. Additionally, the incentive distribution rights in the Partnership, which were previously owned indirectly by us, were canceled and ceased to exist. As a result of the Merger, common units of the Partnership are no longer publicly traded. See Note 17 (“Equity”) to our Financial Statements for further details of the Merger.

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

Operating Highlights

The following table summarizes our available and operating horsepower and horsepower utilization (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total available horsepower (at period end)(1)	3,937	3,866	3,937	3,866
Total operating horsepower (at period end)(2)	3,465	3,204	3,465	3,204
Average operating horsepower	3,406	3,166	3,348	3,125
Horsepower utilization:
Spot (at period end)	88%	83%	88%	83%
Average	87%	82%	86%	82%
——————

(1)	Defined as idle and operating horsepower. New compressor units completed by a third party manufacturer that have been delivered to us are included in the fleet.

(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

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

The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$9,974	$(12,683)	$16,192	$(30,732)
Selling, general and administrative	26,298	29,108	80,455	81,823
Depreciation and amortization	43,779	47,463	131,565	142,483
Long-lived asset impairment	6,660	7,105	18,323	20,858
Restatement and other charges	396	566	(195)	3,287
Restructuring and other charges	—	422	—	1,245
Interest expense	23,518	22,892	69,402	66,817
Debt extinguishment loss	—	—	2,450	291
Merger-related costs	182	—	9,993	—
Other income, net	(660)	(2,716)	(3,449)	(4,472)
Provision for (benefit from) income taxes	3,126	(4,795)	1,913	(6,052)
Loss from discontinued operations, net of tax	—	54	—	54
Gross margin	$113,273	$87,416	$326,649	$275,602

Financial Results of Operations

Summary of Results

Revenue. Revenue was $232.4 million and $197.9 million during the three months ended September 30, 2018 and 2017, respectively, and $671.3 million and $585.7 million during the nine months ended September 30, 2018 and 2017, respectively. The increases in revenue during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 were due to increases in revenue from our contract operations and aftermarket services businesses. See “Contract Operations” and “Aftermarket Services” below for further details.

Net income (loss) attributable to Archrock stockholders. Net income attributable to Archrock stockholders was $10.0 million and net loss attributable to Archrock stockholders was $10.2 million during the three months ended September 30, 2018 and 2017, respectively. Net income attributable to Archrock stockholders was $8.1 million and net loss attributable to Archrock stockholders was $28.6 million during the nine months ended September 30, 2018 and 2017, respectively.

The change from net loss to net income attributable to Archrock stockholders during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily driven by the increase in gross margin from our contract operations and aftermarket services businesses and decreases in depreciation and amortization and SG&A, partially offset by the change in provision for (benefit from) income taxes and decreases in net loss attributable to the noncontrolling interest and other income, net.

The change from net loss to net income attributable to Archrock stockholders during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily driven by the increase in gross margin from our contract operations and aftermarket services businesses and decreases in depreciation and amortization, restatement and other charges and long-lived asset impairment, partially offset by the change in net income (loss) attributable to the noncontrolling interest, Merger-related costs, the change in provision for (benefit from) income taxes and increases in interest expense and debt extinguishment loss.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Contract Operations
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2018	2017	(Decrease)
Revenue	$169,509	$153,524	10%
Cost of sales (excluding depreciation and amortization expense)	69,056	71,951	(4)%
Gross margin	$100,453	$81,573	23%
Gross margin percentage (1)	59%	53%	6%
——————

(1)	Defined as gross margin divided by revenue.

The increase in revenue during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to an 8% increase in average operating horsepower and an increase in rates resulting from an increase in customer demand driven by improved market conditions. The increase in revenue was partially offset by the deferral of rebillable freight revenue as a result of the adoption of the Revenue Recognition Update.

Gross margin increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to the increase in revenue mentioned above and the decrease in cost of sales. The decrease in cost of sales was primarily driven by the capitalization of freight and mobilization costs incurred to fulfill contracts prior to the transfer of service as a result of the adoption of the Revenue Recognition Update, decreases in costs associated with the mobilization of compressor units and other operating costs of providing our contract operations services and a one-time adjustment to lube oil expense in the third quarter of 2017. The decrease in cost of sales was partially offset by increases in maintenance expense, lube oil expense and freight expense associated with the increase in average operating horsepower.

Gross margin percentage increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to the increase in rates, the capitalization of costs incurred to fulfill contracts prior to the transfer of service as a result of the adoption of the Revenue Recognition Update, the one-time adjustment to lube oil expense in the third quarter of 2017 and the decrease in costs associated with the mobilization of compressor units.

Aftermarket Services
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2018	2017	(Decrease)
Revenue	$62,863	$44,329	42%
Cost of sales (excluding depreciation and amortization expense)	50,043	38,486	30%
Gross margin	$12,820	$5,843	119%
Gross margin percentage	20%	13%	7%

The increase in revenue during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to increases in service activities and part sales resulting from increased customer demand driven by improved market conditions, as well as the change to recognize revenue for service activities over time as a result of the adoption of the Revenue Recognition Update.

Gross margin increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to the increase in revenue mentioned above, partially offset by the increase in cost of sales. The increase in cost of sales was primarily driven by the increase in service activities and part sales as well as the change to recognize costs associated with service activities over time as a result of the adoption of the Revenue Recognition Update.

Gross margin percentage increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to higher billable labor utilization as a result of the increase in activity mentioned above.

Costs and Expenses
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2018	2017	(Decrease)
Selling, general and administrative	$26,298	$29,108	(10)%
Depreciation and amortization	43,779	47,463	(8)%
Long-lived asset impairment	6,660	7,105	(6)%
Restatement and other charges	396	566	(30)%
Restructuring and other charges	—	422	(100)%
Interest expense	23,518	22,892	3%
Merger-related costs	182	—	n/a
Other income, net	(660)	(2,716)	(76)%

Selling, general and administrative. The decrease in SG&A during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to a $1.3 million decrease in corporate office relocation costs (see Note 13 (“Corporate Office Relocation”) to our Financial Statements), a $1.0 million decrease in bad debt expense and a $0.8 million decrease in facility rent expense.

Depreciation and amortization. The decrease in depreciation and amortization expense during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2017 and 2018, partially offset by an increase in depreciation expense associated with fixed asset additions.

Long-lived asset impairment. During the three months ended September 30, 2018 and 2017, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 11 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review (dollars in thousands):

	Three Months Ended September 30,
	2018	2017
Idle compressor units retired from the active fleet	60	50
Horsepower of idle compressor units retired from the active fleet	23,000	20,000
Impairment recorded on idle compressor units retired from the active fleet	$6,660	$5,934

In addition to the impairment discussed above, during the three months ended September 30, 2017, $0.8 million of leasehold improvements and furniture and fixtures were impaired in conjunction with the relocation of our corporate office during the third quarter of 2017. See Note 13 (“Corporate Office Relocation”) to our Financial Statements for further details.

Restatement and other charges. During the three months ended September 30, 2018 and 2017, we recorded $0.4 million and $0.6 million, respectively, of restatement and other charges for our share of professional and legal fees related to the restatement of prior period financial statements and disclosures and the related matters described in Note 19 (“Commitments and Contingencies”) to our Financial Statements.

Restructuring and other charges. As discussed in Note 4 (“Discontinued Operations”) to our Financial Statements, we completed the Spin-off in 2015. During the three months ended September 30, 2017, we incurred $0.4 million of costs associated with the Spin-off which were directly attributable to Archrock. No such costs were incurred subsequent to December 31, 2017.

Interest expense. The increase in interest expense during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to an increase in the average outstanding balance of long-term debt partially offset by a decrease in the weighted average effective interest rate.

Other income, net. The decrease in other income, net during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to a $1.9 million decrease in the gain on sale of property, plant and equipment.

Income Taxes
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2018	2017	(Decrease)
Provision for (benefit from) income taxes	$3,126	$(4,795)	(165)%
Effective tax rate	24%	28%	(4)%

The change in provision for (benefit from) income taxes during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to an increase in book income tax effected at the lower corporate income tax rate in 2018 as the result of the TCJA.

Net Income Attributable to the Noncontrolling Interest
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2018	2017	(Decrease)
Net loss attributable to the noncontrolling interest	$—	$2,448	(100)%

The noncontrolling interest comprises the portion of the Partnership’s earnings that are applicable to the Partnership’s publicly-held common unitholder interest through the completion of the Merger. See Note 17 (“Equity”) to our Financial Statements for further details on the Merger. The decrease in net loss attributable to the noncontrolling interest during three months ended September 30, 2018 compared to the three months ended September 30, 2017 was due to Archrock’s acquisition of all of the outstanding common units of the Partnership in conjunction with the Merger on April 26, 2018.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Contract Operations
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2018	2017	(Decrease)
Revenue	$496,156	$454,622	9%
Cost of sales (excluding depreciation and amortization)	201,460	198,291	2%
Gross margin	$294,696	$256,331	15%
Gross margin percentage (1)	59%	56%	3%
——————

(1)	Defined as gross margin divided by revenue.

The increase in revenue during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a 7% increase in average operating horsepower and an increase in rates resulting from an increase in customer demand driven by improved market conditions. The increase in revenue was partially offset by the deferral of rebillable freight revenue as a result of the adoption of the Revenue Recognition Update.

Gross margin increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to the increase in revenue mentioned above partially offset by the increase in cost of sales. The increase in cost of sales was primarily driven by increases in maintenance expense, freight expense, lube oil expense and the mobilization of compressor units associated with the increase in average operating horsepower. The increase in cost of sales was partially offset by the capitalization of freight and mobilization costs incurred to fulfill contracts prior to the transfer of service as a result of the adoption of the Revenue Recognition Update and a decrease in other operating costs of providing our contract operations services.

Gross margin percentage increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the capitalization of costs incurred to fulfill contracts prior to the transfer of service as a result of the adoption of the Revenue Recognition Update and the increase in rates.

Aftermarket Services
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2018	2017	(Decrease)
Revenue	$175,126	$131,098	34%
Cost of sales (excluding depreciation and amortization)	143,173	111,827	28%
Gross margin	$31,953	$19,271	66%
Gross margin percentage	18%	15%	3%

The increase in revenue during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to increases in service activities and part sales resulting from increased customer demand driven by improved market conditions, as well as the change to recognize revenue for service activities over time as a result of the adoption of the Revenue Recognition Update.

Gross margin increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to the increase in revenue mentioned above partially offset by the increase in cost of sales. The increase in cost of sales was primarily driven by the increase in service activities and part sales as well as the change to recognize costs associated with service activities over time as a result of the adoption of the Revenue Recognition Update.

Gross margin percentage increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to higher billable labor utilization as a result of the increase in activity mentioned above.

Costs and Expenses
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2018	2017	(Decrease)
Selling, general and administrative	$80,455	$81,823	(2)%
Depreciation and amortization	131,565	142,483	(8)%
Long-lived asset impairment	18,323	20,858	(12)%
Restatement and other charges	(195)	3,287	(106)%
Restructuring and other charges	—	1,245	(100)%
Interest expense	69,402	66,817	4%
Debt extinguishment loss	2,450	291	742%
Merger-related costs	9,993	—	n/a
Other income, net	(3,449)	(4,472)	(23)%

Selling, general and administrative. The decrease in SG&A during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a $1.6 million decrease in facility rent expense, a $1.4 million decrease in bad debt expense and a $1.3 million decrease in corporate office relocation costs (see Note 13 (“Corporate Office Relocation”) to our Financial Statements), partially offset by a $1.5 million increase in professional expenses and a $1.2 million increase in compensation and benefits.

Depreciation and amortization. The decrease in depreciation and amortization expense during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2017 and 2018, partially offset by an increase in depreciation expense associated with fixed asset additions.

Long-lived asset impairment. During the nine months ended September 30, 2018 and 2017, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 11 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017
Idle compressor units retired from the active fleet	225	190
Horsepower of idle compressor units retired from the active fleet	73,000	71,000
Impairment recorded on idle compressor units retired from the active fleet	$18,323	$19,686

In addition to the impairment discussed above, during the nine months ended September 30, 2017, $0.8 million of leasehold improvements and furniture and fixtures were impaired in conjunction with the relocation of our corporate office during the third quarter of 2017. See Note 13 (“Corporate Office Relocation”) to our Financial Statements for further details.

Restatement and other charges. During the nine months ended September 30, 2018 we recorded $1.8 million for the expected recovery of shared professional and legal fees incurred related to the restatement of prior period financial statements and disclosures and the related matters described in Note 19 (“Commitments and Contingencies”) to our Financial Statements. We were billed $1.6 million and $3.3 million for our share of these fees during the nine months ended September 30, 2018 and 2017, respectively.

Restructuring and other charges. As discussed in Note 4 (“Discontinued Operations”) to our Financial Statements, we completed the Spin-off in 2015. During the nine months ended September 30, 2017 we incurred $1.2 million of costs associated with the Spin-off which were directly attributable to Archrock. No such costs were incurred subsequent to December 31, 2017.

Interest expense. The increase in interest expense during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to increases in the average outstanding balance of long-term debt and the weighted average effective interest rate partially offset by a $0.6 million write-off of deferred financing costs associated with the termination of the Former Credit Facility in the nine months ended September 30, 2017.

Debt extinguishment loss. We recorded a debt extinguishment loss of $2.5 million during the nine months ended September 30, 2018 as a result of the termination of the Archrock Credit Facility. We recorded a debt extinguishment loss of $0.3 million during the nine months ended September 30, 2017 as a result of the termination of the Former Credit Facility. See Note 8 (“Long-Term Debt”) to our Financial Statements for further details.

Merger-related costs. We incurred $10.0 million of Merger-related costs consisting of financial advisory, legal and other professional fees during the nine months ended September 30, 2018.

Other income, net. The decrease in other income, net during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a $1.5 million decrease in the gain on sale of property, plant and equipment partially offset by a $0.5 million increase in indemnification income received pursuant to our tax matters agreement with Exterran Corporation and a $0.4 million decrease in indemnification expense remitted pursuant to the same agreement.

Income Taxes
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2018	2017	(Decrease)
Provision for (benefit from) income taxes	$1,913	$(6,052)	(132)%
Effective tax rate	11%	16%	(5)%

The change in provision for (benefit from) income taxes during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to an increase in book income tax effected at the lower corporate income tax rate in 2018 as the result of the TCJA, partially offset by a lower unrecognized tax benefit recorded in 2018 compared to 2017 and a benefit recorded in 2018 for the settlement of a tax audit.

Net Income (Loss) Attributable to the Noncontrolling Interest
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2018	2017	(Decrease)
Net (income) loss attributable to the noncontrolling interest	$(8,097)	$2,125	(481)%

The noncontrolling interest comprises the portion of the Partnership’s earnings that were applicable to the Partnership’s publicly-held common unitholder interest through the completion of the Merger. Immediately prior to the Merger and as of September 30, 2017, public unitholders held a 57% and 55% ownership interest in the Partnership, respectively. See Note 17 (“Equity”) to our Financial Statements for further details on the Merger. The change from net loss to net income attributable to the noncontrolling interest during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to the change from net loss to net income of the Partnership partially offset by Archrock’s acquisition of all of the outstanding common units of the Partnership in conjunction with the Merger on April 26, 2018. The change from net loss to net income of the Partnership was primarily due to the increase in revenue and decreases in depreciation and amortization, long-lived asset impairment and provision for income taxes, partially offset by increases in cost of sales (excluding depreciation and amortization), interest expense, net and Merger-related costs and a decrease in other income, net.

Liquidity and Capital Resources

Overview

Our ability to fund operations, finance capital expenditures and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the Partnership Credit Facility. On April 26, 2018, in connection with the closing of the Merger and Amendment No. 1, the aggregate revolving commitment of the Partnership Credit Facility was increased from $1.1 billion to $1.25 billion and the Archrock Credit Facility was terminated. See “Financial Resources” below and Notes 8 (“Long-Term Debt”) and 17 (“Equity”) to the Financial Statements for further details of the Merger and the changes to the credit facilities.

Our cash flow is affected by numerous factors including prices and demand for our services, volatility in commodity prices and their effect on oil and natural gas exploration and production spending, conditions in the financial markets and other factors. New orders for compression services were strong in 2017 and we have continued to book new orders at elevated rates into 2018. We believe that our operating cash flows and borrowings under the Partnership Credit Facility will be sufficient to meet our liquidity needs through at least September 30, 2019.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Capital Requirements

The natural gas compression business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital spending is dependent on the demand for our contract operations services and the availability of the type of compression equipment required for us to render those contract operations services to our customers. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of, the following:

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

The majority of our growth capital expenditures are related to the acquisition cost of new compressor units that we add to our fleet. In addition, growth capital expenditures can also include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications for which it previously was not suited. Maintenance capital expenditures are related to major overhauls of significant components of a compressor unit such as the engine, compressor and cooler, which return the components to a like-new condition but do not modify the applications for which the compressor unit was designed.

We generally invest funds necessary to purchase fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our targeted return on capital. We currently plan to spend approximately $320 million in capital expenditures during 2018, primarily consisting of approximately $250 million for growth capital expenditures and approximately $50 million for maintenance capital expenditures.

Financial Resources

Revolving Credit Facilities

The following tables present the weighted average annual interest rate and average daily debt balance of our revolving credit facilities (dollars in thousands):

	September 30, 2018	December 31, 2017
Weighted average annual interest rate (1)
Archrock Credit Facility	n/a	3.3%
Partnership Credit Facility	5.5%	4.8%
——————

(1)	Excludes the effect of interest rate swaps.

	Nine Months Ended September 30,
	2018	2017
Average daily debt balance
Archrock Credit Facility (1)	$51,720	$70,270
Partnership Credit Facility (2)	741,496	616,564
——————

(1)	The amount for the nine months ended September 30, 2018 is the average daily debt balance through the close of the facility on April 26, 2018.

(2)
The amount for the nine months ended September 30, 2018 pertains to the Partnership Credit Facility. The amount for the nine months ended September 30, 2017 pertains to a mix of the Partnership Credit Facility and the Partnership’s Former Credit Facility.

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

Prior to its termination, the Archrock Credit Facility required us to maintain the following consolidated financial ratios, as defined in the Archrock Credit Facility agreement:

EBITDA to Total Interest Expense	2.25 to 1.0
Total Debt to EBITDA (1)	4.25 to 1.0
——————

(1)	Subject to a temporary increase to 4.75 to 1.0 for any quarter during which an acquisition satisfying certain thresholds is completed and for the two quarters immediately following such quarter.

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

The Partnership must maintain the following consolidated financial ratios, as defined in the Partnership Credit Facility agreement:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.5 to 1.0
Total Debt to EBITDA
Through fiscal year 2018	5.95 to 1.0
Through fiscal year 2019	5.75 to 1.0
Through second quarter of 2020	5.50 to 1.0
Thereafter (1)	5.25 to 1.0
——————

(1)	Subject to a temporary increase to 5.50 to 1.0 for any quarter during which an acquisition satisfying certain thresholds is completed and for the two quarters immediately following such quarter.

As a result of the ratio requirements above, $324.0 million of the $408.1 million of undrawn capacity under the Partnership Credit Facility was available for additional borrowings as of September 30, 2018.

The Partnership Credit Facility agreement contains various additional covenants including, but not limited to, mandatory prepayments from the net cash proceeds of certain asset transfers, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. In addition, if as of any date the Partnership has cash and cash equivalents (other than proceeds from a debt or equity issuance received in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Partnership Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Partnership Credit Facility. As of September 30, 2018, the Partnership was in compliance with all covenants under the Partnership Credit Facility.

Partnership Capital Offering

In August 2017, the Partnership sold, pursuant to a public underwritten offering, 4,600,000 common units, including 600,000 common units pursuant to an over-allotment option. The Partnership received net proceeds of $60.3 million after deducting underwriting discounts, commissions and offering expenses, which it used to repay borrowings outstanding under the Partnership Credit Facility. In connection with this sale and as permitted under its partnership agreement, the Partnership sold 93,163 general partner units to its General Partner for a contribution of $1.3 million to maintain the General Partner’s approximate 2% general partner interest in the Partnership.

Other

In connection with the Spin-off, we entered into a separation and distribution agreement with Exterran Corporation pursuant to which we have the right to receive payments from a subsidiary of Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation’s subsidiaries from PDVSA Gas in respect of the sale of Exterran Corporation’s subsidiaries’ and joint ventures’ previously nationalized assets. As of September 30, 2018, Exterran Corporation was due to receive the remaining principal amount of $20.9 million from PDVSA Gas.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) continuing operations:
Operating activities	$170,705	$151,055
Investing activities	(216,870)	(129,567)
Financing activities	39,053	(21,976)
Net change in cash and cash equivalents	$(7,112)	$(488)

Operating Activities. The increase in net cash provided by operating activities from continuing operations during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to an increase in revenue in our contract operations and aftermarket services segments primarily driven by improved market conditions and a decrease in inventory. These activities were partially offset by an increase in cost of sales, including freight and mobilization costs incurred to fulfill contracts prior to the transfer of service, an increase in Merger-related costs and an increase in accounts receivable as a result of the timing of payments received from our customers.

Investing Activities. The increase in net cash used in investing activities from continuing operations during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to an $88.9 million increase in capital expenditures, partially offset by a $1.4 million increase in proceeds from sale of property, plant and equipment.

Financing Activities. The change in net cash provided by (used in) financing activities from continuing operations during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to $96.2 million of net borrowings of long-term debt during the nine months ended September 30, 2018 compared to $51.5 million in net repayments of long-term debt during the nine months ended September 30, 2017, a $20.9 million decrease in distributions to noncontrolling partners in the Partnership and an $11.5 million decrease in payments for debt issuance costs. These changes were partially offset by $60.3 million of proceeds received from a public offering by the Partnership of its common units during the nine months ended September 30, 2017, a $44.7 million decrease in contributions from Exterran Corporation and a $15.6 million increase in dividends to Archrock stockholders.

Dividends

On October 24, 2018, our board of directors declared a quarterly dividend of $0.132 per share of common stock to be paid on November 14, 2018 to stockholders of record at the close of business on November 7, 2018. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

Off-Balance Sheet Arrangements

For information on our obligations with respect to performance bonds and letters of credit see Note 19 (“Commitments and Contingencies”) and Note 8 (“Long-Term Debt”), respectively, to our Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily associated with changes in the variable interest rate of the Partnership Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financing activities. We do not use derivative instruments for trading or other speculative purposes.

As of September 30, 2018, after taking into consideration interest rate swaps, we had $326.5 million of outstanding indebtedness that was effectively subject to variable interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to variable interest rates at September 30, 2018 would result in an annual increase in our interest expense of $3.3 million.

See Note 9 (“Derivatives”) to our Financial Statements for further information regarding our use of interest rate swaps in managing our exposure to interest rate fluctuations.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of September 30, 2018 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 19 (“Commitments and Contingencies”) to our Financial Statements for a discussion of litigation related to the Heavy Equipment Statutes, which is incorporated by reference into this Item 1.

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

The SEC has been conducting an investigation in connection with certain previously disclosed errors and possible irregularities at one of our former international operations. We and Exterran Corporation are cooperating with the SEC in the investigation of this matter. The SEC’s investigation related to the circumstances giving rise to the restatement of prior period consolidated and combined financial statements is continuing, and we are presently unable to predict the duration, scope or results or whether the SEC will commence any legal action.

Item 1A. Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities

The following table summarizes our repurchases of equity securities during the three months ended September 30, 2018:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
July 1, 2018 - July 31, 2018	108	$12.00	N/A	N/A
August 1, 2018 - August 31, 2018	54,736	12.55	N/A	N/A
September 1, 2018 - September 30, 2018	—	—	N/A	N/A
Total	54,844	$12.55	N/A	N/A
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

3.4	Third Amended and Restated Bylaws of Exterran Holdings, Inc. (now Archrock, Inc.), incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2013
10.1	Form of Employment Letter applicable to Mr. Douglas S. Aron, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 12, 2018
10.2	Form of Change of Control Agreement applicable to Mr. Douglas S. Aron, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 12, 2018
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHROCK, INC.

By:	/s/ DOUGLAS S. ARON
Douglas S. Aron
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ DONNA A. HENDERSON
Donna A. Henderson
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

November 1, 2018