Form 10-K
period 2018-12-31
Archrock, Inc.
filed 2019-02-20
CIK 1389050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(MARK ONE)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2018 was $1,531,616,448.
Number of shares of the common stock of the registrant outstanding as of February 13, 2019: 130,414,438 shares.

______________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2018 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018, are incorporated by reference into Part III of this Form 10-K.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2006 Partnership LTIP	Archrock Partners, L.P. Long Term Incentive Plan adopted in October 2006
2007 Plan	Archrock, Inc. 2007 Stock Incentive Plan
2013 Plan	Archrock, Inc. 2013 Stock Incentive Plan
2017 Form 10-K	Archrock, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017
2017 Partnership LTIP	Archrock Partners, L.P. Long Term Incentive Plan adopted in April 2017
2018 Form 10-K	Archrock, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018
Amendment No. 1	Amendment No. 1 to Credit Agreement, dated February 23, 2018, which amended that Credit Agreement, dated as of March 30, 2017, which governs the Partnership Credit Facility
AMNAX	Alerian Midstream Energy Index
Anadarko	Anadarko Petroleum Company
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly-owned subsidiaries
Archrock Credit Facility	Archrock’s $350 million revolving credit facility terminated in April 2018 in connection with the Merger and Amendment No.1
ASC Topic 842 Leases
Accounting Standards Codification Topic 842 Leases as promulgated by Accounting Standards Update No. 2016-02 Leases (Topic 842) and further updated by Accounting Standards Update No. 2018-11 Leases (Topic 842): Targeted Improvements

ASU 2016-09	Accounting Standards Update No. 2016-09 Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
ASU 2016-13	Accounting Standards Update No. 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2016-15	Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
ASU 2017-12	Accounting Standards Update No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
ASU 2018-02	Accounting Standards Update No. 2018-02 Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
ASU 2018-05	Accounting Standards Update No. 2018-05 Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118
ASU 2018-13	Accounting Standards Update No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement
ASU 2018-15
Accounting Standards Update No. 2018-15 Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

BBA	British Bankers’ Association
Bcf/d	Billion cubic feet per day
BLM	U.S. Department of the Interior’s Bureau of Land Management
CAA	Clean Air Act
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
Code	Internal Revenue Code of 1986, as amended
CWA	Clean Water Act
EBITDA	Earnings before interest, taxes, depreciation and amortization
EES Leasing	Archrock Services Leasing LLC, formerly known as EES Leasing LLC
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
ESPP	2017 Archrock, Inc. Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended

EXLP Leasing	Archrock Partners Leasing LLC, formerly known as EXLP Leasing LLC
FASB	Financial Accounting Standards Board
Financial Statements	Consolidated Financial Statements included in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this 2018 Form 10-K
Former Credit Facility	Partnership’s former $825.0 million revolving credit facility and $150.0 million term loan, terminated in March 2017
GAAP	Accounting principles generally accepted in the U.S.
General Partner	Archrock General Partner, L.P., a wholly owned subsidiary of Archrock and the Partnership’s general partner
Heavy Equipment Statutes	Texas Tax Code §§ 23.1241, 23.1242
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
March 2016 Acquisition	Partnership’s March 2016 acquisition of contract operations customer service agreements and compressor units from a third party
Merger	Transaction completed on April 26, 2018 pursuant to the Merger Agreement in which Archrock acquired all of the Partnership’s outstanding common units not already owned by Archrock
Merger Agreement
Agreement and Plan of Merger, dated as of January 1, 2018, among Archrock, the Partnership, the General Partner and Archrock GP LLC, which was amended by Amendment No. 1 to Agreement and Plan of Merger on January 11, 2018 and which was completed and effective on April 26, 2018

MMb/d	Million barrels per day
NAAQS	National Ambient Air Quality Standards
NOL	Net operating loss
Notes	Partnership’s $350.0 million of 6% senior notes due April 2021 and $350.0 million of 6% senior notes due October 2022
November 2016 Contract Operations Acquisition	November 2016 sale to the Partnership of contract operations customer service agreements and compressor units
NSPS	New Source Performance Standards
OSHA	Occupational Safety and Health Act
OSX	Oilfield Service Index
OTC	Over-the-counter, as related to aftermarket services parts and components
Paris Agreement	Resulting agreement of the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change held in Paris, France
Partnership	Archrock Partners, L.P., together with its subsidiaries
Partnership Credit Facility	Partnership’s $1.25 billion asset-based revolving credit facility, as amended by Amendment No. 1
Partnership Debt Agreements	Partnership Credit Facility and Notes, collectively
ppb	Parts per billion
Revenue Recognition Update	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) and additional related standards updates
RCRA	Resource Conservation and Recovery Act
ROU	Right-of-use, as related to the new lease model under ASC Topic 842 Leases
S&P 500	S&P 500 Composite Stock Price Index
SAB 118	SEC Staff Accounting Bulletin No. 118
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Spin-off
Spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation which we completed in November 2015

Tax Cuts and Jobs Act, TCJA	Public Law No. 115-97, a comprehensive tax reform bill signed into law on December 22, 2017
TCEQ	Texas Commission on Environmental Quality

U.S.	United States of America
VOC	Volatile organic compounds
Williams Partners	Williams Partners, L.P.

FORWARD-LOOKING STATEMENTS

This 2018 Form 10-K contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this 2018 Form 10-K are forward-looking statements within the meaning of Section 21E of the Exchange Act, including, without limitation, statements regarding the effects of the Merger; our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and pay dividends; the expected amount of our capital expenditures; expenditures related to the restatement of our financial statements and related matters, including sharing a portion of costs incurred by Exterran Corporation with respect to such matters, as well as reviews, investigations or other proceedings by government authorities, stockholders or other parties; anticipated cost savings; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this 2018 Form 10-K. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from those in these forward-looking statements are described below, in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this 2018 Form 10-K. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•	the risk that cost savings, tax benefits and any other synergies from the Merger may not be fully realized or may take longer to realize than expected;

•	conditions in the oil and natural gas industry, including the level of production of, demand for or price of oil or natural gas;

•	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	changes in economic or political conditions, including terrorism and legislative changes;

•	the inherent risks associated with our operations, such as equipment defects, impairments, malfunctions and natural disasters;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment and workforce factors, including our ability to hire, train and retain key employees;

•	our ability to implement certain business and financial objectives, such as:

–	winning profitable new business;

–	growing our asset base and enhancing asset utilization;

–	integrating acquired businesses;

–	generating sufficient cash; and

–	accessing the capital markets at an acceptable cost;

•	liability related to the use of our services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures;

•	the effectiveness of our control environment, including the identification of additional control deficiencies;

•	the results of reviews, investigations or other proceedings by government authorities;

•	the results of any shareholder actions relating to the restatement of our financial statements that may be filed;

•
the potential additional costs related to our restatement, including cost-sharing with Exterran Corporation and the costs of addressing reviews, investigations or other proceedings by government authorities or shareholder actions; and

•	our level of indebtedness and ability to fund our business.

All forward-looking statements included in this 2018 Form 10-K are based on information available to us on the date of this 2018 Form 10-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this 2018 Form 10-K.

PART I

Item 1. Business

We were incorporated in February 2007 as a wholly-owned subsidiary of Universal Compression Holdings, Inc. In August 2007, Universal Compression Holdings, Inc. and Hanover Compressor Company merged into our wholly-owned subsidiaries and we became the parent entity of Universal Compression Holdings, Inc. and Hanover Compressor Company, named “Exterran Holdings, Inc.” In November 2015, we completed the Spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation and we were renamed “Archrock, Inc.” Following the completion of the Spin-off, we and Exterran Corporation are independent, publicly-traded companies with separate public ownership, boards of directors and management and we continue to own and operate the U.S. contract operations and U.S. aftermarket services businesses that we previously owned. Results of operations for Exterran Corporation have been classified as discontinued operations in all periods presented in this 2018 Form 10-K (see Note 4 (“Discontinued Operations”) to our Financial Statements).

We are an energy infrastructure company with a pure-play focus on midstream natural gas compression. We are the leading provider of natural gas compression services to customers in the oil and natural gas industry throughout the U.S. and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. Our business supports a must-run service that is essential to the production, processing, transportation and storage of natural gas. Our geographic diversity, technically experienced personnel and large fleet of natural gas compression equipment enable us to provide reliable contract operations services to our customers throughout the U.S.

Our revenues and income are derived from two primary business segments:

•	Contract Operations. Our contract operations business is comprised of our owned fleet of natural gas compression equipment that we use to provide operations services to our customers.

•
Aftermarket Services. Our aftermarket services business provides a full range of services to support the compression needs of customers. We sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

Recent Business Developments

Merger Transaction

Prior to the Merger, we owned a 43% equity interest in the Partnership, a limited partnership that provides natural gas contract operations services to customers throughout the U.S. On April 26, 2018, we completed the acquisition of all of the outstanding common units of the Partnership that we did not already own and, as a result, the Partnership became our wholly-owned subsidiary. In connection with the closing of the Merger, we issued 57.6 million shares of our common stock to acquire the 41.2 million common units of the Partnership not owned by us prior to the Merger at a fixed exchange ratio of 1.40 shares of our common stock for each Partnership common unit, for total implied consideration of $625.3 million. Additionally, the incentive distribution rights in the Partnership, which were owned by us prior to the Merger, were canceled and ceased to exist. As a result of the Merger, common units of the Partnership are no longer publicly traded. We consolidated the results of operations of the Partnership prior to the Merger and continue to consolidate its results subsequent to the Merger. See Note 20 (“Equity”) to our Financial Statements for further details of the Merger.

Amendment to the Partnership Credit Facility and Termination of the Archrock Credit Facility

On April 26, 2018, in connection with the closing of the Merger, the aggregate revolving commitment under the Partnership Credit Facility increased from $1.1 billion to $1.25 billion pursuant to Amendment No. 1 and we terminated the Archrock Credit Facility and all commitments thereunder. See Part II “Liquidity and Capital Resources — Financial Resources” below and Note 11 (“Long-Term Debt”) to the Financial Statements for further details of Amendment No. 1 and the termination of the Archrock Credit Facility.

Contract Operations Services Overview

We provide comprehensive contract operations services including the personnel, equipment, tools, materials and supplies to meet our customers’ natural gas compression needs. Based on the operating specifications at the customer location and each customer’s unique needs, these services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment. When providing contract operations services, we work closely with a customer’s field service personnel so that the compression services can be adjusted to efficiently match changing characteristics of the natural gas reservoir and the natural gas produced. We routinely repackage or reconfigure a portion of our existing fleet to adapt to our customers’ compression needs. We primarily utilize reciprocating compressors driven by internal natural gas-fired combustion engines.

Our equipment is maintained in accordance with established maintenance schedules, standards and procedures. These maintenance procedures are updated as technology changes and as our operations group develops new techniques and procedures to better service our equipment. In addition, because our field technicians provide maintenance on our contract operations equipment, they are familiar with the condition of our equipment and can readily identify potential problems. In our experience, these maintenance procedures maximize equipment life and unit availability, minimize avoidable downtime and lower the overall maintenance expenditures over the equipment life. Generally, each of our compressor units undergoes a major overhaul once every four to eight years, depending on the type, size and utilization of the unit.

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

We maintain field service locations from which we can service and overhaul our compressor fleet to provide contract operations services to our customers. We also use many of these locations to provide aftermarket services to our customers, as described below. As of December 31, 2018, our contract operations segment provided contract operations services primarily using a fleet of 6,891 natural gas compression units with an aggregate capacity of 4.0 million horsepower. During the year ended December 31, 2018, 74% of our total revenue and 91% of our total gross margin was generated from contract operations. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP in Part II, Item 7 (“Non-GAAP Financial Measures”) of this 2018 Form 10-K.

Compressor Fleet

The following table summarizes the size and horsepower of our natural gas compressor fleet as of December 31, 2018:

	Number of Units	Aggregate Horsepower (in thousands)	% of Horsepower
0 — 1,000 horsepower per unit	5,051	1,194	30%
1,001 — 1,500 horsepower per unit	1,364	1,831	46%
Over 1,500 horsepower per unit	476	938	24%
Total	6,891	3,963	100%

We continue efforts to standardize our compressor fleet around major components and key suppliers. The standardization of our fleet:

•	enables us to minimize our fleet operating costs and maintenance capital requirements;

•	enables us to reduce inventory costs;

•	facilitates low-cost compressor resizing; and

•	allows us to develop improved technical proficiency in our maintenance and overhaul operations, which enables us to achieve higher uptime while maintaining lower operating costs.

Aftermarket Services Overview

Our aftermarket services business sells parts and components and provides operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment. We believe that we are particularly well-qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression services and facilities. In addition, we believe that our aftermarket services business provides opportunities to cross-sell our contract operations services. During the year ended December 31, 2018, 26% of our total revenue and 9% of our total gross margin was generated from aftermarket services.

Competitive Strengths

We believe we have the following key competitive strengths:

•
Large horsepower. We believe we have the largest fleet of large horsepower equipment among all outsourced compression service providers in the U.S. As of December 31, 2018, 71% of our fleet, as measured by operating horsepower, was comprised of units that exceed 1,000 horsepower per unit. We believe the trends driving demand for large horsepower units will continue. These trends include (i) high levels of associated gas production from shale wells which is generally produced at a lower initial pressure than dry gas wells, (ii) pad drilling which brings multiple wells to a single well site with larger volumes of gas, (iii) increasing well lateral lengths which increase natural gas flow through gas gathering systems and (iv) high probability drilling programs that allow for efficient infrastructure planning.

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

•
Large fleet in substantially all major U.S. producing regions. We operate in substantially all major oil and natural gas producing regions in the U.S. Our large fleet and numerous operating locations throughout the U.S., combined with our ability to efficiently move equipment among producing regions, mean that we are not dependent on production activity in any particular region. We believe our size, geographic scope and broad customer base provide us with improved operating expertise and business development opportunities.

•
Fee-based cash flows. We charge a fixed monthly fee for our contract operations services that our customers are generally required to pay regardless of the volume of natural gas we compress in any given month. Our compressors, on average, operate at a customer location for approximately three years. We believe this fee structure and the longevity of our operations reduces volatility and enhances the stability and predictability of our cash flows.

•
Large and stable customer base. We have strong relationships with a deep base of oil and gas producers and midstream companies. Our contract compression revenue base is sourced from approximately 550 customers operating throughout all major U.S. oil and natural gas producing regions.

Business Strategies

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

•
Capitalize on the long-term fundamentals for the U.S. natural gas compression industry. We believe our ability to efficiently meet our customers’ evolving compression needs, our long-standing customer relationships and our large compressor fleet will enable us to capitalize on what we believe are favorable long-term fundamentals for the U.S. natural gas compression industry. These fundamentals include significant natural gas resources in the U.S., increased unconventional oil and natural gas production, decreasing natural reservoir pressures, expected increased natural gas demand in the U.S. from growth of liquid natural gas exports, exports of natural gas via pipeline to Mexico, power generation and industrial uses.

•
Improve profitability. We are focused on increasing productivity and optimizing our processes. In the fourth quarter of 2018 we began a two-year process and technology transformation project that will, among other things, upgrade our existing ERP system, improve our supply chain and inventory management and expand the remote monitoring capabilities of our compression fleet. By using technology to make our systems and processes more efficient, we intend to lower our internal costs and improve our profitability over time. Additionally, as demand increases for our services and industry utilization rates improve for compression equipment, we believe we will have additional opportunities to improve pricing.

•
Grow our business to generate attractive returns. We plan to continue to invest in strategically growing our business both organically and through third-party acquisitions. Our contract operations business is our largest business segment and represents 91% of our gross margin during 2018. We see opportunities to grow this business over the long term by putting idle units back to work and adding new horsepower in key growth areas, including providing compression services to midstream companies and producers of oil and natural gas. In addition, because a large amount of compression equipment is owned by oil and gas producers, processors, gatherers, transporters and storage providers, we believe there will be additional opportunities for our aftermarket services business, which represented 9% of our gross margin during 2018, to provide services and parts to support the operation of this equipment.

Natural Gas Compression Industry Overview

Natural gas compression is a mechanical process whereby the pressure of a given volume of natural gas is increased to a desired higher pressure for transportation from one point to another. It is essential to the production and transportation of natural gas. Compression is typically required several times during the natural gas production and transportation cycle including (i) at the wellhead, (ii) throughout gathering and distribution systems, (iii) into and out of processing and storage facilities and (iv) along intrastate and interstate pipelines.

•
Wellhead and Gathering Systems — Natural gas compression is used to transport natural gas from the wellhead through the gathering system. At some point during the life of natural gas wells, reservoir pressures typically fall below the line pressure of the natural gas gathering or pipeline system used to transport the natural gas to market. At that point, natural gas no longer naturally flows into the pipeline. Compression equipment is applied in both field and gathering systems to boost the pressure levels of the natural gas flowing from the well, allowing it to be transported to market. Changes in pressure levels in natural gas fields require periodic changes to the size and/or type of on-site compression equipment. Additionally, compression is used to reinject natural gas into producing oil wells to maintain reservoir pressure and help lift liquids to the surface, which is known as secondary oil recovery or natural gas lift operations. These applications utilize low- to mid-range horsepower compression equipment located at or near the wellhead or large horsepower compression equipment for a centralized gas lift system servicing multiple wells. Compression equipment is also used to increase the efficiency of a low-capacity natural gas field by providing a central compression point from which the natural gas can be produced and injected into a pipeline for transmission to facilities for further processing.

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

Many oil and natural gas producers, transporters and processors outsource their compression services due to the benefits and flexibility of contract compression. Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure or replace their compressor units to optimize the well production or gathering system efficiency.

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

•
the ability to increase their profitability by transporting or producing a higher volume of oil and natural gas through decreased compression downtime and reduced operating, maintenance and equipment costs by allowing the compression service provider to efficiently manage their compression needs; and

•	the flexibility to deploy their capital on projects more directly related to their primary business by reducing their compression equipment and maintenance capital requirements.

We believe the U.S. natural gas compression services industry continues to have growth potential over time due to, among other things, increased natural gas production in the U.S. from unconventional sources and aging producing natural gas fields that will require more compression to continue producing the same volume of natural gas and expected increased demand for natural gas in the U.S. for power generation, industrial uses and exports including liquid natural gas exports and exports of natural gas via pipeline to Mexico.

Oil and Natural Gas Industry Cyclicality and Volatility

Changes in oil and natural gas exploration and production spending normally result in changes in demand for our products and services; however, we believe our contract operations business is typically less impacted by commodity prices because:

•	compression services are a necessary part of midstream energy infrastructure that facilitate the transportation of natural gas through gathering systems;

•	our contract operations business is tied primarily to oil and natural gas production, transportation and consumption, which are generally less cyclical in nature than exploration activities;

•
the need for compression services and equipment has grown over time due to the increased production of natural gas, the natural pressure decline of natural gas producing basins and the increased percentage of natural gas production from unconventional sources; and

•
our compressors operate at a customer location for an average of approximately three years during which time our customers are generally required to pay a fixed monthly fee regardless of the volume of natural gas we compress in any given month.

In addition, because we do not take title to the natural gas we compress and the natural gas we use as fuel for our compressors is supplied by our customers, our direct exposure to commodity price risk is further reduced.

Seasonal Fluctuations

Our results of operations have not historically reflected any material seasonal tendencies and we do not believe that seasonal fluctuations will have a material impact on us in the foreseeable future.

Market and Customers

We conduct our contract operations activities in substantially all major oil and natural gas producing areas throughout the U.S.

Our customer base consists primarily of companies engaged in all aspects of the oil and natural gas industry including large integrated oil and natural gas producers, processors, gatherers, transporters and storage providers.

We have entered into preferred vendor arrangements with some of our customers that give us preferential consideration for their compression needs. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing.

During the years ended December 31, 2018, 2017 and 2016, Williams Partners accounted for 11%, 13% and 13% of our revenue, respectively. No other customer accounted for 10% or more of our revenue during these years.

Sales and Marketing

Our marketing and client service functions are coordinated and performed by our sales and field service personnel. Sales and field service personnel regularly visit our customers to ensure customer satisfaction, determine customer needs as to services currently being provided and ascertain potential future compression services requirements. This ongoing communication allows us to quickly respond to customer requests.

General Terms of our Contract Operations Customer Service Agreements

We typically enter into a master service agreement with each customer that sets forth the general terms and conditions of our services, and then enter into a separate supplemental service agreement for each distinct site at which we will provide contract operations services. The following describes select material terms common to our standard contract operations service agreements.

Term and Termination. Our customers typically contract for our contract operations services on a site-by-site basis. Following the initial minimum term for our contract operations services, which ranges from 12 to 60 months, contract operations services generally continue until terminated by either party with 30 days’ advance notice.

Fees and Expenses. Our customers pay a fixed monthly fee for our contract operations services, which generally is based on expected natural gas volumes and pressures associated with a specific application. Our customers generally are required to pay our monthly fee even during periods of limited or disrupted natural gas flows. We are typically responsible for the costs and expenses associated with our compression equipment used to provide the contract operations services except for fuel gas, which is provided by our customers.

Service Standards and Specifications. We provide contract operations services according to the particular specifications of each job, as set forth in the applicable contract. These are typically turn-key service contracts under which we supply all services and support and use our compression equipment to provide the contract operations services necessary for a particular application. In certain circumstances, if the availability of our services does not meet certain percentages specified in our contracts, our customers are generally entitled, upon request, to specified credits against our service fees.

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

Competition

The natural gas compression services business is highly competitive. Overall, we experience considerable competition from companies that may be able to more quickly adapt to technological changes within our industry and changes in economic conditions as a whole, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. We believe we are competitive with respect to price, equipment availability, customer service, flexibility in meeting customer needs, technical expertise and quality and reliability of our compressors and related services.

Increased size and geographic scope offer compression services providers operating and cost advantages. As the number of compression locations and size of the compression fleet increases, the number of required sales, administrative and maintenance personnel increases at a lesser rate, resulting in operational efficiencies and potential cost advantages. Additionally, broad geographic scope allows compression service providers to more efficiently provide services to all customers, particularly those with compression applications in remote locations. We believe our large fleet of compression equipment and broad geographic base of operations and related operational personnel give us more flexibility in meeting our customers’ needs than many of our competitors.

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

New Source Performance Standards

On June 3, 2016, the EPA issued final regulations amending the NSPS for the oil and natural gas source category and applying to sources of emissions of methane and VOC from certain processes, activities and equipment that is constructed, modified or reconstructed after September 18, 2015. Specifically, the regulation contains both methane and VOC standards for several emission sources not previously covered by the NSPS, such as fugitive emissions from compressor stations and pneumatic pumps and methane standards for certain emission sources that are already regulated for VOC, such as equipment leaks at natural gas processing plants. The amendments also establish methane standards for a subset of equipment that the current NSPS regulates, including reciprocating compressors and pneumatic controllers, and extend the current VOC standards to the remaining unregulated equipment. In June 2017, the EPA proposed and took public comment on a two-year stay of the fugitive emissions requirements, well site pneumatic standards and closed vent certification. The EPA sought additional comment in November 2017 in support of the proposed rule, but has not finalized the two-year stay. In October 2018, the EPA proposed targeted deregulatory amendments to the 2016 rule intended to streamline implementation, reduce duplicative EPA and state requirements and decrease the burden of compliance. The EPA has not yet issued a final rule, but anticipates doing so in the second quarter of 2019. It is also anticipated that the EPA will attempt to make additional deregulatory changes to the NSPS going forward. The EPA has announced that it is reviewing the rule more broadly to propose amendments to address key policy issues, such as the regulation of methane, in this sector. The EPA has not announced the timing of this rule. At this time, we do not believe the rule will have a material adverse impact on our business, financial condition, results of operations or cash flows.

Venting and Flaring on Federal Lands

On November 18, 2016, the BLM published final rules to reduce venting and flaring on federal and tribal lands. The rules set forth some novel requirements regarding leak detection inspections at compressor stations and imposed requirements to reduce emissions from pneumatic controllers and pumps, among other things. In September 2018, the BLM finalized a rule rescinding the novel requirements pertaining to waste-minimization plans, gas-capture percentages, well drilling, well completion and related operations, pneumatic controllers, pneumatic diaphragm pumps, storage vessels and leak detection and repair. The BLM also revised other provisions related to venting and flaring.

National Ambient Air Quality Standards

On October 1, 2015, the EPA issued a new NAAQS ozone standard of 70 ppb, which is a reduction from the 75 ppb standard set in 2008. This new standard became effective on December 28, 2015, and the EPA completed designating attainment/non-attainment regions under the revised ozone standard in 2018. In November 2016, the EPA proposed an implementation rule for the 2015 NAAQS ozone standard, but the agency has yet to issue a final implementation rule. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. By law, the EPA must review each NAAQS every five years. In June 2018, the EPA announced that it has begun the process of reviewing the 2015 NAAQS ozone standard for the purposes of revising the standard. The agency has stated that it intends to keep the 70 ppb standard, but it has launched a fast-track review of the standard under new internal guidelines. The EPA has asked for information related to adverse effects that may result from various strategies for attainment and maintenance of NAAQS and is considering re-evaluating the extent to which the EPA can or should consider levels of background ozone when choosing a standard. The EPA expects to conclude the review by October 2020 as required by law. At this time, however, we cannot predict whether state implementation of the 2015 NAAQS ozone standard or the 2020 NAAQS ozone standard would have a material adverse impact on our business, financial condition, results of operations or cash flows.

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

Independent of Congress, the EPA has promulgated regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These reporting obligations were triggered for some sites we operated in 2018.

In addition, the EPA rules provide air permitting requirements for certain large sources of greenhouse gas emissions. The requirement for large sources of greenhouse gas emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward, but is not expected to cause us to incur material costs.

At the international level, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in the Paris Agreement that requires member countries to review and ‘‘represent a progression’’ in their intended nationally determined contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. The Paris Agreement entered into force in November 2016. Although this agreement does not create any binding obligations for nations to limit their greenhouse gas emissions, it does include pledges from the participating nations to voluntarily limit or reduce future emissions. In June 2017, President Trump stated that the United States intends to withdraw from the Paris Agreement, but may enter into a future international agreement related to greenhouse gases on different terms. The Paris Agreement provides an exit process, which dictates that the United States cannot formally announce its plan to withdraw until November 2019, which would then be followed by a one-year waiting period, resulting in an effective exit date of no earlier than November 2020. The United States’ adherence to the exit process is uncertain and the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time.

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

Water Discharges

The CWA and analogous state laws and their implementing regulations impose restrictions and strict controls with respect to the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In addition, the CWA regulates storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification. Several of our facilities have applied for and obtained industrial wastewater discharge permits as well as sought coverage under local wastewater ordinances. U.S. federal laws also require development and implementation of spill prevention, controls and countermeasure plans, including appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak at such facilities.

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

Employees

As of December 31, 2018, we had approximately 1,700 employees. We believe that our relations with our employees are good.

Available Information

Our website address is www.archrock.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the SEC. Information on our website is not incorporated by reference in this 2018 Form 10-K or any of our other securities filings. Paper copies of our filings are also available, without charge, from Archrock, Inc., 9807 Katy Freeway, Suite 100, Houston, Texas 77024, Attention: Investor Relations. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers who file electronically with the SEC. The SEC’s website address is www.sec.gov.

Additionally, we make available free of charge on our website:

•	our Code of Business Conduct;

•	our Corporate Governance Principles; and

•	the charters of our audit, compensation and nominating and corporate governance committees.

Item 1A. Risk Factors

As described in “Forward-Looking Statements,” this 2018 Form 10-K contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occur, our business, financial condition, results of operations and cash flows could be negatively impacted.

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

Our ability to use any NOLs generated by us could be substantially limited if we were to experience an “ownership change” as defined under Section 382 of the Code. In general, an “ownership change” would occur if our “5-percent stockholders,” as defined under Section 382 of the Code, including certain groups of persons treated as “5-percent stockholders,” collectively increased their ownership in us by more than 50 percentage points over a rolling three-year period. An ownership change can occur as a result of a public offering of our common stock, as well as through secondary market purchases of our common stock and certain types of reorganization transactions. We have experienced ownership changes, which may result in an annual limitation on the use of its pre-ownership change NOLs (and certain other losses and/or credits) equal to the equity value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurs. Such a limitation could, for any given year, have the effect of increasing the amount of our U.S. federal income tax liability, which would negatively impact the amount of after-tax cash available for distribution to our stockholders and our financial condition.

The restatement of our financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 expose us to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor and counterparty confidence and negative impacts on our stock price.

We restated our consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 (including the unaudited quarterly periods within 2015 and 2014) to correct for the accounting errors discussed in our 2015 Form 10-K/A, which we filed with the SEC on February 9, 2017. As a result of the restatement and the circumstances giving rise to the restatement, we have been incurring a number of additional costs and risks, including costs in connection with or related to the restatement, such as accounting and legal fees as well as sharing a portion of costs incurred by Exterran Corporation with respect to such matters. The SEC has been conducting an investigation in connection with the accounting errors and irregularities at one of our former international operations. We and Exterran Corporation have been cooperating with the SEC in the investigation of this matter. The SEC’s investigation is continuing and we are presently unable to predict the duration, scope or results or whether the SEC will commence any legal action. Potential proceedings arising out of the SEC’s investigation could result in severe penalties or other sanctions. Such proceedings will, regardless of the outcome, consume management’s time and attention and result in additional legal, accounting, insurance and other costs. We could be subject to additional regulatory, stockholder or other actions in connection with the restatement and related matters. In addition, the restatement and related matters could impair our reputation and could cause our counterparties to lose confidence in us. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price.

We qualify as a Heavy Equipment Dealer for ad valorem tax purposes under revised Texas statutes. If in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment because of new or revised Texas statutes, we will incur additional taxes, which would adversely impact our results of operations, financial condition and cash flows.

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012. If legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay additional ad valorem taxes going forward, which would increase our quarterly cost of sales expense, thereby impacting our future results of operations, financial condition and cash flows, including our ability to pay dividends in the future.

While we paid quarterly dividends of $0.12 per share of common stock with respect to the first and second quarters of 2018 and $0.132 per share with respect to the third and fourth quarters of 2018, there can be no assurance that we will pay dividends in the future.

We paid quarterly cash dividends of $0.12 per share of common stock with respect to the first and second quarters of 2018 and $0.132 per share with respect to the third and fourth quarters of 2018. We cannot provide assurance that we will, at any time in the future, again generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend or that our Board of Directors would determine to use any such surplus or our net profits to pay a dividend.

Future dividends may be affected by, among other factors:

•	the availability of surplus or net profits, which in turn depend on the performance of our business and operating subsidiaries, including the Partnership;

•	the amount of cash distributions we receive from the Partnership;

•	our debt service requirements and other liabilities;

•	our ability to refinance our debt in the future or borrow funds and access capital markets;

•	restrictions contained in our debt agreements;

•	our future capital requirements, including to fund our operating expenses and other working capital needs;

•	the rates we charge for our services;

•	the level of demand for our services;

•	the creditworthiness of our customers;

•	our level of operating expenses; and

•	changes in U.S. federal, state and local income tax laws or corporate laws.

We cannot provide assurance that we will declare or pay dividends in any particular amounts or at all in the future. A decision not to pay dividends or a reduction in our dividend payments in the future could have a negative effect on our stock price.

We depend on distributions from the Partnership to meet our capital needs and pay dividends to our stockholders.

To generate the funds necessary to meet our obligations, fund our business and pay dividends, we depend heavily on cash distributions from the Partnership. As our wholly-owned subsidiary, the Partnership is a significant cash-generating asset for us. As a result, our cash flow is heavily dependent upon the ability of the Partnership to make distributions. Applicable law and contractual restrictions (including restrictions in the Partnership’s debt instruments and partnership agreement) may negatively impact our ability to obtain such distributions from our subsidiaries, including the rights of the creditors of the Partnership that would often be superior to our interests in the Partnership. A decline in the Partnership’s business or revenues or increases in its expenses, principal and interest payments under existing and future debt instruments, working capital requirements or other cash needs could impair the Partnership’s ability to make cash distributions at the Partnership’s current distribution rate. A reduction in the amount of cash distributions we receive from the Partnership would reduce the amount of cash available to us for payment of dividends, which could limit our ability to pay cash dividends at our current rate or at all, and would also reduce the amount of cash available to us for the payment of debt we may incur in the future and for the funding of our business requirements, which could have a material adverse effect on our business, financial condition and results of operations.

The Partnership has a substantial amount of debt that could limit our and the Partnership’s ability to fund future growth and operations and increase our exposure to risk during adverse economic conditions.

At December 31, 2018 the Partnership had $1.5 billion in outstanding debt obligations, net of unamortized debt discounts and unamortized deferred financing costs. Many factors, including factors beyond our and the Partnership’s control, may affect our ability to make payments on the Partnership’s outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in “Forward-Looking Statements” of this 2018 Form 10-K.

The Partnership’s substantial debt and associated commitments could have important adverse consequences. For example, these commitments could:

•make it more difficult for us to satisfy our contractual obligations;

•increase our vulnerability to general adverse economic and industry conditions;

•limit our ability to fund future working capital, capital expenditures, acquisitions or other corporate requirements;

•
increase our vulnerability to interest rate fluctuations because the interest payments on a portion of our debt are based upon variable interest rates and a portion can adjust based on our and the Partnership’s credit statistics;

•limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•place us at a disadvantage compared to our competitors that have less debt or less restrictive covenants in such debt; and

•limit our ability to incur indebtedness in the future.

Covenants in the Partnership Debt Agreements may impair our and the Partnership’s ability to operate our respective businesses.

The Partnership Debt Agreements contain various covenants with which we or certain of our subsidiaries or the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings, limitations on the incurrence of indebtedness, investments, acquisitions, making loans, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Partnership Debt Agreements also contain various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. In addition, if as of any date the Partnership has cash and cash equivalents (other than proceeds from a debt or equity issuance in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Partnership Credit Facility) in excess of $50 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Partnership Credit Facility.

The Partnership Credit Facility is also subject to financial covenants, including the following ratios, as defined in its agreement:

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

If the Partnership was to anticipate non-compliance with these financial ratios, the Partnership may take actions to maintain compliance with them. These actions include reductions in its general and administrative expenses, capital expenditures or the payment of cash distributions. Any of these measures, including a reduction in the amount of cash distributions we receive from the Partnership, may reduce the amount of cash available for payment of dividends and the funding of our business requirements, which could have an adverse effect on our business, operations, cash flows or the price of our common stock.

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

As of December 31, 2018, the Partnership was in compliance with all covenants under the Partnership Debt Agreements.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations, including the Notes and the Partnership Credit Facility.

Regulators and law enforcement agencies in the United Kingdom and elsewhere are conducting civil and criminal investigations into whether the banks that contributed to the BBA in connection with the calculation of daily LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the BBA or any other administrator of LIBOR, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined, the phasing out of LIBOR or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. As a result, LIBOR may be discontinued by 2021. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates that could replace LIBOR include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. At this time, it is not possible to predict whether any such changes will occur, whether LIBOR will be phased out or any such alternative reference rates or other reforms to LIBOR will be enacted in the United Kingdom, the United States or elsewhere or the effect that any such changes, phase out, alternative reference rates or other reforms, if they occur, would have on the amount of interest paid on, or the market value of, our current or future debt obligations, including the Notes and the Partnership Credit Facility. Uncertainty as to the nature of such potential changes, phase out, alternative reference rates or other reforms may materially adversely affect the trading market for LIBOR-based securities, including the Notes, as well as the terms of the Partnership Credit Facility and any interest rate swaps or other derivative agreements to which we are a party. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks” may materially adversely affect the market value of, the applicable interest rate on and the amount of interest paid on our current or future debt obligations, including the Notes and the Partnership Credit Facility. In addition, even if we have entered into interest rate swaps or other derivative instruments for purposes of managing our interest rate exposure, our hedging strategies may not be effective as a result of the replacement or phasing out of LIBOR and other “benchmarks” and we may incur substantial losses as a result.

We may be unable to access the capital and credit markets or borrow on affordable terms to obtain additional capital that we may require.

Historically, we have financed acquisitions, operating expenditures and capital expenditures with a combination of cash provided by operating and financing activities. However, to the extent we are unable to finance our operating expenditures, capital expenditures, scheduled interest and debt repayments and any future dividends with net cash provided by operating activities and borrowings under the Partnership Credit Facility, we may require additional capital. Periods of instability in the capital and credit markets (both generally and in the oil and gas industry in particular) could limit our ability to access these markets to raise debt or equity capital on affordable terms or to obtain additional financing. Among other things, our lenders may seek to increase interest rates, enact tighter lending standards, refuse to refinance existing debt at maturity at favorable terms or at all and may reduce or cease to provide funding to us. If we are unable to access the capital and credit markets on favorable terms, or if we are not successful in raising capital within the time period required or at all, we may not be able to grow or maintain our business, which could have a material adverse effect on our business, results of operations and financial condition.

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

The loss of our business with Williams Partners or the inability or failure of Williams Partners to meet its payment obligations may adversely affect our and the Partnership’s financial results, which could limit the amount of cash the Partnership has available for distribution to us.

During the years ended December 31, 2018, 2017 and 2016, Williams Partners accounted for 11%, 13% and 13%, of our revenue, respectively. No other customer accounted for 10% or more of our revenue during these years.

There is no guarantee that, upon the expiration of the Partnership’s existing services agreements with Williams Partners, Williams Partners will choose to renew these existing services agreements or enter into similar agreements with the Partnership. The loss of business with Williams Partners, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Williams Partners to meet its payment obligations under contractual arrangements, could have a material adverse effect on the Partnership’s business, results of operations, financial condition and ability to make cash distributions to us, and on our business, results of operations, financial condition and ability to pay cash dividends.

The loss of any of our most significant customers would result in a decline in our revenue and cash available to pay dividends to our common stockholders.

Our five most significant customers collectively accounted for approximately 26%, 29% and 31% of our revenue for each of the years ended December 31, 2018, 2017 and 2016, respectively. Our services are provided to these customers pursuant to contract compression services agreements, which typically have an initial term of 12 to 60 months and continue thereafter until terminated by either party with 30 days’ advance notice. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

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

Some equipment, materials and services used in our business are obtained from a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases, inferior quality and a potential inability to obtain an adequate supply of such equipment, materials and services in a timely manner. Additionally, we occasionally experience long lead times from our suppliers of newly-fabricated compression equipment and may at times make purchases in anticipation of future business. We do not have long-term contracts with some of these suppliers, and the partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships. Further, a significant increase in the price of such equipment, materials and services could have a negative impact on our results of operations.

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

The size, nature and complexity of our business make us susceptible to various claims, tax audits, litigation and binding arbitration proceedings. We are currently, and may in the future become, subject to various claims, which, if not resolved within amounts we have accrued, could have a material adverse effect on our financial position, results of operations or cash flows, including our ability to pay dividends. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Part I, Item 3 (“Legal Proceedings”) and also Note 23 (“Commitments and Contingencies”) to our Financial Statements for additional information regarding certain legal proceedings to which we are a party.

We face significant competitive pressures that may cause us to lose market share and harm our financial performance.

Our business is highly competitive and there are low barriers to entry, especially our natural gas compression services. Our competitors may be able to more quickly adapt to technological changes within our industry and changes in economic and market conditions as a whole, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. Our ability to renew or replace existing contract operations service contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors. If our competitors substantially increase the resources they devote to the development and marketing of competitive products, equipment or services or substantially decrease the price at which they offer their products, equipment or services, we may not be able to compete effectively.

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

We may be vulnerable to interest rate increases due to our variable rate debt obligations.

As of December 31, 2018, after taking into consideration interest rate swaps, we had $339.5 million of outstanding indebtedness that was effectively subject to variable interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. A 1% increase in the effective interest rate on our outstanding debt subject to variable interest rates at December 31, 2018 would result in an annual increase in our interest expense of $3.4 million. In addition, a substantial portion of the Partnership’s cash flow must be used to service its debt obligations. Any increase in the Partnership’s interest expense could reduce the amount of cash the Partnership has available for distribution to us and as a result negatively impact our results of operations and cash flows, including our ability to pay dividends in the future.

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

On June 3, 2016, the EPA issued final regulations amending the NSPS for the oil and natural gas source category and applying to sources of emissions of methane and VOC from certain processes, activities and equipment that is constructed, modified or reconstructed after September 18, 2015. Specifically, the regulation contains both methane and VOC standards for several emission sources not previously covered by the NSPS, such as fugitive emissions from compressor stations and pneumatic pumps and methane standards for certain emission sources that are already regulated for VOC, such as equipment leaks at natural gas processing plants. The amendments also establish methane standards for a subset of equipment that the current NSPS regulates, including reciprocating compressors and pneumatic controllers, and extend the current VOC standards to the remaining unregulated equipment. In June 2017, the EPA proposed and took public comment on a two-year stay of the fugitive emissions requirements, well site pneumatic standards and closed vent certification. The EPA sought additional comment in November 2017 in support of the proposed rule, but has not finalized the two-year stay. In October 2018, the EPA proposed targeted deregulatory amendments to the 2016 rule intended to streamline implementation, reduce duplicative EPA and state requirements and decrease the burden of compliance. The EPA has not yet issued a final rule, but anticipates doing so in the second quarter of 2019. It is also anticipated that the EPA will attempt to make additional deregulatory changes to the NSPS going forward. The EPA has announced that it is reviewing the rule more broadly to propose amendments to address key policy issues, such as the regulation of methane, in this sector. The EPA has not announced the timing of this rule. At this time, we do not believe the rule will have a material adverse impact on our business, financial condition, results of operations or cash flows.

On November 18, 2016, the BLM published final rules to reduce venting and flaring on federal and tribal lands. The rules set forth some novel requirements regarding leak detection inspections at compressor stations and imposed requirements to reduce emissions from pneumatic controllers and pumps, among other things. In September 2018, the BLM finalized a rule rescinding the novel requirements pertaining to waste-minimization plans, gas-capture percentages, well drilling, well completion and related operations, pneumatic controllers, pneumatic diaphragm pumps, storage vessels and leak detection and repair. The BLM also revised other provisions related to venting and flaring.

On October 1, 2015, the EPA issued a new NAAQS ozone standard of 70 ppb, which is a reduction from the 75 ppb standard set in 2008. This new standard became effective on December 28, 2015, and the EPA completed designating attainment/non-attainment regions under the revised ozone standard in 2018. In November 2016, the EPA proposed an implementation rule for the 2015 NAAQS ozone standard, but the agency has yet to issue a final implementation rule. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. By law, the EPA must review each NAAQS every five years. In June 2018, the EPA announced that it has begun the process of reviewing the 2015 NAAQS ozone standard for the purposes of revising the standard. The agency has stated that it intends to keep the 70 ppb standard, but it has launched a fast-track review of the standard under new internal guidelines. The EPA has asked for information related to adverse effects that may result from various strategies for attainment and maintenance of NAAQS and is considering re-evaluating the extent to which the EPA can or should consider levels of background ozone when choosing a standard. The EPA expects to conclude the review by October 2020 as required by law. At this time, however, we cannot predict whether state implementation of the 2015 NAAQS ozone standard or the 2020 NAAQS ozone standard would have a material adverse impact on our business, financial condition, results of operations or cash flows.

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

Independent of Congress, the EPA has promulgated regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These reporting obligations were triggered for some sites we operated in 2018.

In addition, the EPA rules provide air permitting requirements for certain large sources of greenhouse gas emissions. The requirement for large sources of greenhouse gas emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward, but is not expected to cause us to incur material costs.

At the international level, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in the Paris Agreement that requires member countries to review and ‘‘represent a progression’’ in their intended nationally determined contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. The Paris Agreement entered into force in November 2016. Although this agreement does not create any binding obligations for nations to limit their greenhouse gas emissions, it does include pledges from the participating nations to voluntarily limit or reduce future emissions. In June 2017, President Trump stated that the United States intends to withdraw from the Paris Agreement, but may enter into a future international agreement related to greenhouse gases on different terms. The Paris Agreement provides an exit process, which dictates that the United States cannot formally announce its plan to withdraw until November 2019, which would then be followed by a one-year waiting period, resulting in an effective exit date of no earlier than November 2020. The United States’ adherence to the exit process is uncertain and the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time.

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

Some of the factors that could affect the price of our common stock are quarterly increases or decreases in revenue or earnings, the amount of dividend payments we make, changes in interest rates, changes in revenue or earnings estimates by the investment community and speculation in the press or investment community about our financial condition or results of operations. General market conditions and U.S. or international economic factors and political events unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends in the price of our common stock to predict the future price of our common stock or our financial results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table describes the material facilities we owned or leased at December 31, 2018:

Location	Status	Square Feet	Use by Segment
Houston, Texas	Leased	77,000	Corporate office - Contract Operations and Aftermarket Services
Nunn, Colorado	Leased	5,000	Contract Operations and Aftermarket Services
McPherson, Kansas	Owned	28,000	Contract Operations and Aftermarket Services
Belle Chasse, Louisiana	Owned	41,000	Contract Operations and Aftermarket Services
Broussard, Louisiana	Owned	89,000	Contract Operations and Aftermarket Services
Houma, Louisiana	Owned	60,000	Contract Operations and Aftermarket Services
Gaylord, Michigan	Leased	13,000	Contract Operations and Aftermarket Services
Farmington, New Mexico	Owned	62,000	Contract Operations and Aftermarket Services
Oklahoma City, Oklahoma	Leased	41,000	Contract Operations and Aftermarket Services
Yukon, Oklahoma	Owned	85,000	Contract Operations and Aftermarket Services
Asherton, Texas	Leased	9,000	Contract Operations and Aftermarket Services
Cotulla, Texas	Leased	10,000	Contract Operations and Aftermarket Services
Fort Worth, Texas	Leased	49,000	Contract Operations and Aftermarket Services
Marshall, Texas	Leased	11,000	Contract Operations and Aftermarket Services
Midland, Texas	Owned	51,000	Contract Operations and Aftermarket Services
Pampa, Texas	Leased	24,000	Contract Operations and Aftermarket Services
Pecos, Texas	Leased	10,000	Contract Operations and Aftermarket Services
Victoria, Texas	Owned	66,000	Contract Operations and Aftermarket Services
Bridgeport, West Virginia	Leased	17,000	Contract Operations and Aftermarket Services
Evansville, Wyoming	Leased	16,000	Contract Operations and Aftermarket Services
Rock Springs, Wyoming	Leased	9,000	Contract Operations and Aftermarket Services

Our executive office is located at 9807 Katy Freeway, Suite 100, Houston, Texas 77024 and our telephone number is 281-836-8000.

Item 3. Legal Proceedings

See Note 23 (“Commitments and Contingencies”) to our Financial Statements for a discussion of litigation related to the Heavy Equipment Statutes, which is incorporated by reference into this Item 3.

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

The SEC has been conducting an investigation in connection with certain previously-disclosed errors and irregularities at one of our former international operations. We and Exterran Corporation have been cooperating with the SEC in the investigation of this matter. The SEC’s investigation related to the circumstances giving rise to the restatement of prior period consolidated and combined financial statements is continuing and we are presently unable to predict the duration, scope or results of the SEC’s investigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “AROC.”

The performance graph below shows the cumulative total stockholder return on our common stock compared with the S&P 500, OSX and AMNAX indices, over the five-year period beginning on December 31, 2013. The results are based on an investment of $100 in each of our common stock, the S&P 500, the OSX and the AMNAX. The graph assumes reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

While we have compared our stock performance against the OSX in prior years, companies in the OSX have historically experienced higher earnings and cash flow volatility than us and other energy infrastructure companies. Our underlying business, which derives cash flows from fee-based contract operations services, provides relatively stable cash flows through industry cycles. Demand for our services is driven by natural gas and oil production, which is unlike OSX companies that typically are driven by well drilling and competitions activity. For these reasons, we are better positioned as an energy infrastructure company in the midstream space. As such, the AMNAX, a broad-based composite of North American energy infrastructure companies, has been added to the performance graph as companies in the AMNAX also generate their cash flows from midstream activities.

Comparison of Five Year Cumulative Total Return

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this 2018 Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

Holders

On February 13, 2019, the closing price of our common stock was $9.46 per share. As of February 13, 2019, there were approximately 1,101 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by banks, brokers and other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) of this 2018 Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchase of Equity Securities

The following table summarizes our repurchases of equity securities during the three months ended December 31, 2018:

	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under Publicly-Announced Plans or Programs
October 1, 2018 - October 31, 2018	—	$—	N/A	N/A
November 1, 2018 - November 30, 2018	3,072	10.20	N/A	N/A
December 1, 2018 - December 31, 2018	—	—	N/A	N/A
Total	3,072	$10.20	N/A	N/A
——————

(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

Item 6. Selected Financial Data

The table below shows selected financial data for Archrock for each of the five years in the period ended December 31, 2018 which has been derived from our audited Financial Statements. As discussed in Note 4 (“Discontinued Operations”) to our Financial Statements, income (loss) from continuing operations excludes the results of the Spin-off of Exterran Corporation and the contract water treatment business. Those results are reflected in discontinued operations for all periods presented. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in this 2018 Form 10-K (in thousands, except per share data).

	Year Ended December 31,
	2018 (1)	2017	2016	2015	2014
Statement of Operations Data:
Revenue	$904,441	$794,655	$807,069	$998,108	$959,153
Income (loss) from continuing operations	29,160	18,464	(64,817)	(159,374)	(17,113)
Net income (loss) from discontinued operations, net of tax	—	(54)	(426)	33,677	105,774
Net income (loss) attributable to the noncontrolling interest	8,097	(543)	(10,688)	6,852	27,716
Net income (loss) attributable to Archrock stockholders	21,063	18,953	(54,555)	(132,549)	60,945
Net income (loss) from continuing operations attributable to Archrock stockholders per common share: Basic and diluted	0.19	0.26	(0.79)	(2.44)	(0.68)

Balance Sheet Data:
Working capital (2)	$105,454	$90,307	$109,157	$150,199	$508,531
Total assets	2,552,515	2,408,007	2,414,779	2,695,180	4,875,835
Long-term debt	1,529,501	1,417,053	1,441,724	1,576,882	2,008,311
Total Archrock stockholders’ equity	841,574	777,049	718,966	733,910	1,710,021

Other Financial Data:
Capital expenditures	$319,102	$221,693	$117,572	$256,142	$383,841
Dividends declared and paid per common share	0.5040	0.4800	0.4975	0.6000	0.6000
——————

(1)
Amounts reported for 2018 are per our adoption of the Revenue Recognition Update on January 1, 2018. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 2 (“Recent Accounting Developments”) for further details.

(2)	Defined as current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements, the notes thereto, and the other financial information appearing elsewhere in this 2018 Form 10-K. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Forward-Looking Statements” and Part I, Item 1A (“Risk Factors”) in this 2018 Form 10-K.
Overview

We are an energy infrastructure company with a pure-play focus on midstream natural gas compression. We are the leading provider of natural gas compression services to customers in the oil and natural gas industry throughout the U.S. and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. Our business supports a must-run service that is essential to the production, processing, transportation and storage of natural gas. Our geographic diversity, technically experienced personnel and large fleet of natural gas compression equipment enable us to provide reliable contract operations services to our customers throughout the U.S.

Our revenues and income are derived from two primary business segments:

•	Contract Operations. Our contract operations business is comprised of our owned fleet of natural gas compression equipment that we use to provide operations services to our customers.

•
Aftermarket Services. Our aftermarket services business provides a full range of services to support the compression needs of customers. We sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

Recent Business Developments

Merger Transaction

Prior to the Merger, we owned a 43% equity interest in the Partnership, a limited partnership that provides natural gas contract operations services to customers throughout the U.S. On April 26, 2018, we completed the acquisition of all of the outstanding common units of the Partnership that we did not already own and, as a result, the Partnership became our wholly-owned subsidiary. In connection with the closing of the Merger, we issued 57.6 million shares of our common stock to acquire the 41.2 million common units of the Partnership not owned by us prior to the Merger at a fixed exchange ratio of 1.40 shares of our common stock for each Partnership common unit, for total implied consideration of $625.3 million. Additionally, the incentive distribution rights in the Partnership, which were owned by us prior to the Merger, were canceled and ceased to exist. As a result of the Merger, common units of the Partnership are no longer publicly traded. We consolidated the results of operations of the Partnership prior to the Merger and continue to consolidate its results subsequent to the Merger. See Note 20 (“Equity”) to our Financial Statements for further details of the Merger.

Amendment to the Partnership Credit Facility and Termination of the Archrock Credit Facility

On April 26, 2018, in connection with the closing of the Merger, the aggregate revolving commitment under the Partnership Credit Facility increased from $1.1 billion to $1.25 billion pursuant to Amendment No. 1 and we terminated the Archrock Credit Facility and all commitments thereunder. See “Liquidity and Capital Resources — Financial Resources” below and Note 11 (“Long-Term Debt”) to the Financial Statements for further details of Amendment No. 1 and the termination of the Archrock Credit Facility.

Trends and Outlook

The key driver of our business is the production of U.S. crude oil and natural gas. Approximately 75% of our operating fleet is deployed for natural gas gathering applications with the remaining fleet being used in gas lift applications to enhance oil production. Changes in oil and natural gas production spending therefore typically result in changes in demand for our services. Spending on oil and natural gas exploration and production typically declines when there is a significant reduction in oil and natural gas prices or significant instability in energy markets and increases during periods of rising prices and market stability. As our business is so closely aligned with production and is typically less impacted by commodity prices, we are not exposed to the volatility often faced in shorter-cycle oil field service businesses.

Increased global demand for U.S. oil and natural gas production and relative stability of prices in 2017 and 2018 contributed to increased production for both resources. According to the EIA, average U.S. dry natural gas and crude oil production in 2016, 2017 and 2018 was as follows:

	Year Ended December 31,
	2018	2017	2016
Average dry natural gas production (Bcf/d)	83.3	74.8	72.9
Average crude oil production (MMb/d)	10.9	9.4	8.8

These increases in production resulted in increased new orders for our compression services in 2017 and 2018. Additionally, we increased our investment in new fleet units in 2017 and 2018 to take advantage of improved market conditions. As a result of these increased orders and investment, our contract operations revenue and average operating horsepower increased 10% and 7%, respectively, in the year ended December 31, 2018 compared to the year ended December 31, 2017. Our aftermarket services business also benefited from the improved market conditions and reflected a 26% increase in revenue in the year ended December 31, 2018 compared to the year ended December 31, 2017.

The EIA forecasts continued significant growth in its January 2019 Short-Term Energy Outlook report:

	Forecasted Increase
	2019	2020
Dry natural gas production	8%	2%
Liquefied natural gas exports	70%	33%
Crude oil production	11%	7%

Long term, the EIA expects dry natural gas production to increase 20% through 2023 with further increases anticipated beyond then. We believe that the abundance and economics of U.S. shale and relative price stability of natural gas in the U.S. will continue to drive demand for U.S. natural gas for liquefied natural gas exports, natural gas exports via pipeline to Mexico and natural gas use in power generation as well as use as a petrochemical feedstock. We expect that such an increase in demand for U.S. natural gas will in turn lead to a continued increase in demand for compression services.

We anticipate that these forecasted increases in production and demand for compression services, together with the significant increase in new orders for our compression services and investment in new fleet units in 2017 and 2018, will result in an increase in average operating horsepower in 2019 as compared to 2018 and 2017 as well as increased revenue in our contract operations and aftermarket services businesses.
Certain Key Challenges and Uncertainties

In addition to general market conditions in the oil and natural gas industry and competition in the natural gas compression industry, we believe the following represent some of the key challenges and uncertainties we will face in the future.

Capital Requirements and the Availability of External Sources of Capital. We anticipate investing more capital in 2019 than we did in 2018 to take advantage of expected continued favorable market conditions during 2019. In order to fund a significant portion of these capital expenditures, we expect to incur borrowings under the Partnership Credit Facility and we may issue additional debt or equity securities, as appropriate, given market conditions. We have a substantial amount of debt that could limit our ability to fund these capital expenditures. Current conditions could limit our ability to access these markets to raise capital on affordable terms in 2019 and beyond. If we are not successful in raising capital within the time period required or at all, we may not be able to fund these capital expenditures, which could impair our ability to grow or maintain our business.

Cost Management. In 2019, we will likely face rising parts costs due to manufacturer price increases and higher labor costs due to low unemployment rates in many of our operating areas. To address rising costs, we are actively working to retain employees, negotiating sourcing arrangements with vendors and passing cost increases through to customers where appropriate.

In addition, in order to improve our operations, in the fourth quarter of 2018 we began a two-year process and technology transformation project that will, among other things, upgrade our existing ERP system, improve our supply chain and inventory management and expand the remote monitoring capabilities of our compression fleet. We believe these improvements will reduce operating costs and increase our uptime. The execution of this project will require significant resources and we anticipate an increase in our SG&A expense and capital expenditures for technology in 2019 and 2020.

Cost management continues to be challenging and there is no guarantee that our efforts will result in a reduction in our operating expenses. Continued improvement in market conditions and resulting demand for our services could also cause us to experience increased operating expenses as we hire employees and incur additional expenses needed to support the market demand.

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

Later-Cycle Market Participant. Compression service providers have traditionally been a later-cycle participant as energy markets improve. As such, we anticipate that any significant increase in the demand for our contract operations services will generally lag an increase in drilling activity. Increased oil and natural gas production in 2017 and 2018 contributed to increased new orders for our compression services beginning in 2017 and continuing through 2018. Despite these new orders, revenue gains were not realized until 2018 as the operating horsepower declines and pricing pressure experienced in 2016 resulted in a decline in our revenue through 2017 as compared to 2016. In addition, we invested more capital in new fleet units and incurred increased costs associated with the start-up of compressor units in 2017 which further decreased our gross margin in 2017 compared to 2016. Dry natural gas production, one of the key drivers of our business, increased 11% in 2018 and is expected to increase 20% through 2023 with further increases anticipated beyond then. We believe this production growth will continue to increase demand for compression services, which we expect will result in continued increases in revenue and gross margin, though on a lag of several quarters or more.

Operating Highlights

The following table summarizes our available and operating horsepower and horsepower utilization (in thousands, except percentages):

	Year Ended December 31,
	2018	2017	2016
Total available horsepower (at period end) (1)	3,963	3,847	3,819
Total operating horsepower (at period end) (2)	3,530	3,253	3,115
Average operating horsepower	3,386	3,152	3,234
Horsepower utilization:
Spot (at period end)	89%	85%	82%
Average	87%	82%	81%
——————

(1)	Defined as idle and operating horsepower. New compressor units completed by a third party manufacturer that have been delivered to us are included in the fleet.

(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

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
Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization, SG&A, impairments, restatement and other charges, restructuring and other charges, debt extinguishment loss, Merger-related costs, provision for (benefit from) income taxes and other (income) loss, net. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income (loss) to gross margin (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$29,160	$18,410	$(65,243)
Selling, general and administrative	101,563	111,483	114,470
Depreciation and amortization	174,946	188,563	208,986
Long-lived asset impairment	28,127	29,142	87,435
Restatement and other charges	19	4,370	13,470
Restructuring and other charges	—	1,386	16,901
Interest expense	93,328	88,760	83,899
Debt extinguishment loss	2,450	291	—
Merger-related costs	10,162	275	—
Other income, net	(5,831)	(5,918)	(8,590)
Provision for (benefit from) income taxes	6,150	(61,083)	(24,604)
Loss from discontinued operations, net of tax	—	54	426
Gross margin	$440,074	$375,733	$427,150

Financial Results of Operations

Summary of Results

Revenue. Revenue was $904.4 million, $794.7 million and $807.1 million during the years ended December 31, 2018, 2017 and 2016, respectively.

The increase in revenue during the year ended December 31, 2018 compared to the year ended December 31, 2017 was due to increases in revenue from our contract operations and aftermarket services businesses.

The decrease in revenue during the year ended December 31, 2017 compared to the year ended December 31, 2016 was due to a decrease in revenue in our contract operations business partially offset by an increase in revenue in our aftermarket services business.

See “Contract Operations” and “Aftermarket Services” below for further details.

Net income (loss) attributable to Archrock stockholders. We generated net income attributable to Archrock stockholders of $21.1 million and $19.0 million and a net loss attributable to Archrock stockholders of $54.6 million during the years ended December 31, 2018, 2017 and 2016, respectively.

The increase in net income attributable to Archrock stockholders during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily driven by the increase in gross margin from our contract operations and aftermarket services businesses and decreases in depreciation and amortization, SG&A and restatement and other charges, partially offset by the change in provision for (benefit from) income taxes, Merger-related costs, the change in net income (loss) attributable to the noncontrolling interest and an increase in interest expense.

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

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Contract Operations
(dollars in thousands)

	Year Ended December 31,		Increase
	2018	2017	(Decrease)
Revenue	$672,536	$610,921	10%
Cost of sales (excluding depreciation and amortization)	273,013	263,005	4%
Gross margin	$399,523	$347,916	15%
Gross margin percentage(1)	59%	57%	2%
——————

(1)	Defined as gross margin divided by revenue.

The increase in revenue during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a 7% increase in average operating horsepower and an increase in contract operations rates driven by an increase in customer demand. The increase in revenue was partially offset by the deferral of rebillable freight revenue as a result of the adoption of the Revenue Recognition Update.

Gross margin increased during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the increase in revenue mentioned above partially offset by the increase in cost of sales. The increase in cost of sales was primarily driven by increases in maintenance expense and lube oil expense associated with the increase in average operating horsepower. These increases were partially offset by decreases in freight expense and expense associated with the mobilization of compressor units as a result of the capitalization and amortization of the portion of these costs that were incurred prior to the transfer of service in accordance with the adoption of the Revenue Recognition Update.

Gross margin percentage increased during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the increase in rates and the capitalization of costs incurred to fulfill contracts prior to the transfer of service as a result of the adoption of the Revenue Recognition Update.

Aftermarket Services
(dollars in thousands)

	Year Ended December 31,		Increase
	2018	2017	(Decrease)
Revenue	$231,905	$183,734	26%
Cost of sales (excluding depreciation and amortization)	191,354	155,917	23%
Gross margin	$40,551	$27,817	46%
Gross margin percentage	17%	15%	2%

The increase in revenue during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to increases in service activities and part sales driven by increased customer demand as well as the change to recognize revenue for service activities over time as a result of the adoption of the Revenue Recognition Update.

Gross margin increased during the year ended December 31, 2018 compared to the year ended December 31, 2017 due to the increase in revenue mentioned above partially offset by the increase in cost of sales. The increase in cost of sales was primarily driven by the increase in service activities and part sales as well as the change to recognize costs associated with service activities over time as a result of the adoption of the Revenue Recognition Update.

Gross margin percentage increased during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to higher billable labor utilization as a result of the increase in activity mentioned above.

Costs and Expenses
(dollars in thousands)

	Year Ended December 31,		Increase
	2018	2017	(Decrease)
Selling, general and administrative	$101,563	$111,483	(9)%
Depreciation and amortization	174,946	188,563	(7)%
Long-lived asset impairment	28,127	29,142	(3)%
Restatement and other charges	19	4,370	(100)%
Restructuring and other charges	—	1,386	(100)%
Interest expense	93,328	88,760	5%
Debt extinguishment loss	2,450	291	742%
Merger-related costs	10,162	275	3,595%
Other income, net	(5,831)	(5,918)	(1)%

Selling, general and administrative. The decrease in SG&A expense during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a $6.9 million decrease in sales and use tax primarily resulting from the settlement of audits in the fourth quarter of 2018, a $3.5 million decrease in bad debt expense, a $1.4 million decrease in facility rent expense and a $1.3 million decrease in corporate office relocation costs (see Note 16 (“Corporate Office Relocation”) to our Financial Statements), partially offset by a $2.9 million increase in professional expenses.

Depreciation and amortization. The decrease in depreciation and amortization expense during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2017 and 2018, partially offset by an increase in depreciation expense associated with fixed asset additions.

Long-lived asset impairment. During the years ended December 31, 2018 and 2017, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 14 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review, as recorded in our contract operations segment (dollars in thousands):

	Year Ended December 31,
	2018	2017
Idle compressor units retired from the active fleet	310	325
Horsepower of idle compressor units retired from the active fleet	115,000	100,000
Impairment recorded on idle compressor units retired from the active fleet	$28,127	$26,287

In addition to the impairment discussed above, $2.9 million of property, plant and equipment was impaired during the year ended December 31, 2017 as the result of physical asset observations and other events that indicated the carrying values of the assets, which were comprised of approximately 7,000 horsepower of idle compressor units, were not recoverable and $0.8 million of leasehold improvements and furniture and fixtures that were impaired in connection with the relocation of our corporate office. See Note 16 (“Corporate Office Relocation”) to our Financial Statements for further details.

Restatement and other charges. During the year ended December 31, 2018 we recorded $1.3 million for the expected recovery of shared professional and legal fees incurred related to the restatement of prior period financial statements and disclosures and the related matters described in Note 23 (“Commitments and Contingencies”) to our Financial Statements. We were billed $1.3 million and $4.4 million for our share of these fees during 2018 and 2017, respectively.

Restructuring and other charges. During the year ended December 31, 2017, we incurred $1.4 million, of costs associated with the Spin-off which were directly attributable to Archrock. No such costs were incurred subsequent to December 31, 2017.

Interest expense. The increase in interest expense during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to increases in the average outstanding balance of long-term debt and the weighted average effective interest rate partially offset by a $0.6 million write-off of deferred financing costs associated with the termination of the Former Credit Facility in 2017.

Debt extinguishment loss. We recorded a debt extinguishment loss of $2.5 million during the year ended December 31, 2018 as a result of the termination of the Archrock Credit Facility. We recorded a debt extinguishment loss of $0.3 million during the year ended December 31, 2017 as a result of the termination of the Former Credit Facility. See Note 11 (“Long-Term Debt”) to our Financial Statements for further details.

Merger-related costs. We incurred $10.2 million and $0.3 million of Merger-related costs consisting of financial advisory, legal and other professional fees during the years ended December 31, 2018 and 2017, respectively.

Other income, net. The decrease in other income, net during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a $0.6 million increase in indemnification expense incurred pursuant to our tax matters agreement with Exterran Corporation partially offset by a $0.5 million increase in indemnification income earned pursuant to the same agreement and $0.3 million in interest income earned related to a tax refund.

Income Taxes
(dollars in thousands)

	Year Ended December 31,		Increase
	2018	2017	(Decrease)
Provision for (benefit from) income taxes	$6,150	$(61,083)	(110)%
Effective tax rate	17%	143%	(126)%

The change in provision for (benefit from) income taxes during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the tax benefit from remeasuring our deferred tax liabilities and assets due to the corporate income tax rate reduction from the TCJA (see Note 17 (“Income Taxes”) to our Financial Statements) recorded in 2017 compared to 2018 and an increase in book income tax effected at the lower corporate income tax rate in 2018 as the result of the TCJA, partially offset by a lower unrecognized tax benefit recorded in 2018 compared to 2017 and benefits recorded in 2018 for the settlement of a tax audit and the release of an unrecognized tax benefit due to the expiration of a statute of limitations.

Net Income (Loss) Attributable to the Noncontrolling Interest
(dollars in thousands)

	Year Ended December 31,		Increase
	2018	2017	(Decrease)
Net (income) loss attributable to the noncontrolling interest	$(8,097)	$543	(1,591)%

The noncontrolling interest comprises the portion of the Partnership’s earnings that are applicable to the Partnership’s publicly-held common unitholder interest through the completion of the Merger. Immediately prior to the merger and as of December 31, 2017, public unitholders held an ownership interest in the Partnership of 57%. The change in net (income) loss attributable to the noncontrolling interest during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the change in net income (loss) of the Partnership partially offset by Archrock’s acquisition of all of the outstanding common units of the Partnership in conjunction with the Merger on April 26, 2018. The change in net income (loss) of the Partnership was primarily due to the increase in revenue and decreases in selling, general and administrative costs, depreciation and amortization, long-lived asset impairment and provision for income taxes, partially offset by increases in cost of sales (excluding depreciation and amortization), interest expense, net and Merger-related costs.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Contract Operations
(dollars in thousands)

	Year Ended December 31,		Increase
	2017	2016	(Decrease)
Revenue	$610,921	$647,828	(6)%
Cost of sales (excluding depreciation and amortization)	263,005	247,040	6%
Gross margin	$347,916	$400,788	(13)%
Gross margin percentage	57%	62%	(5)%

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

The increase in revenue during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to increases in service activities and part sales.

Gross margin increased during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to the increase in revenue mentioned above, partially offset by an increase in cost of sales resulting from the increase in service activities and part sales and other operating costs of providing our aftermarket services.

Costs and Expenses
(dollars in thousands)

	Year Ended December 31,		Increase
	2017	2016	(Decrease)
Selling, general and administrative	$111,483	$114,470	(3)%
Depreciation and amortization	188,563	208,986	(10)%
Long-lived asset impairment	29,142	87,435	(67)%
Restatement and other charges	4,370	13,470	(68)%
Restructuring and other charges	1,386	16,901	(92)%
Interest expense	88,760	83,899	6%
Other income, net	(5,918)	(8,590)	(31)%

SG&A. The decrease in SG&A expense during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a $2.7 million decrease in compensation and benefits cost primarily as a result of our 2016 cost reduction program, a $1.3 million decrease in professional expense primarily driven by a decrease in costs incurred for transition services from Exterran Corporation as a result of the Spin-off, a $1.4 million decrease in legal expense and a $0.7 million decrease in sales and use tax. These decreases were partially offset by a $1.5 million increase in bad debt expense, a $1.4 million franchise tax benefit recorded as a result of the settlement of a franchise tax refund claim during the second quarter of 2016 and $1.3 million of corporate office relocation costs recorded in the third quarter of 2017 (see Note 16 (“Corporate Office Relocation”) to our Financial Statements.

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

Long-lived asset impairment. During the years ended December 31, 2017 and 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 14 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review, as recorded in our contract operations segment (dollars in thousands):

	Year Ended December 31,
	2017	2016
Idle compressor units retired from the active fleet	325	655
Horsepower of idle compressor units retired from the active fleet	100,000	262,000
Impairment recorded on idle compressor units retired from the active fleet	$26,287	$76,693
Additional impairment recorded on available-for-sale compressor units previously culled	$—	$10,742

In addition to the impairment discussed above, $2.9 million of property, plant and equipment was impaired during the year ended December 31, 2017 as the result of physical asset observations and other events that indicated the carrying values of the assets, which were comprised of approximately 7,000 horsepower of idle compressor units, were not recoverable and $0.8 million of leasehold improvements and furniture and fixtures that were impaired in connection with the relocation of our corporate office. See Note 16 (“Corporate Office Relocation”) to our Financial Statements for further details.

Restatement and other charges. During the years ended December 31, 2017 and 2016, we incurred $4.4 million and $13.5 million, respectively, of restatement and other charges primarily related to sharing a portion of professional and legal fees incurred by Exterran Corporation related to the restatement of prior period consolidated and combined financial statements and related disclosures and related matters described in Note 23 (“Commitments and Contingencies”) to our Financial Statements. In addition, the restatement charges include separate professional expenses and legal fees incurred by Archrock during the years ended December 31, 2017 and 2016.

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

Other income, net. The decrease in other income, net during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a $2.9 million decrease in indemnification income received pursuant to our tax matters agreement with Exterran Corporation, a $0.5 million decrease in income related to transition services provided to Exterran Corporation in conjunction with the Spin-off and a $0.3 million decrease in gain on sale of property, plant and equipment, partially offset by the incurrence in the year ended December 31, 2016 of a $0.6 million loss on non-cash consideration and a combined $0.5 million of expensed acquisition cost associated with the March 2016 Acquisition and the November 2016 Contract Operations Acquisition.

Income Taxes
(dollars in thousands)

	Year Ended December 31,		Increase
	2017	2016	(Decrease)
Benefit from income taxes	$(61,083)	$(24,604)	148%
Effective tax rate	143.3%	27.5%	116%

The increase in benefit from income taxes during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the tax benefit from remeasuring our deferred tax liabilities and assets due to the corporate rate reduction from the TCJA (see Note 17 (“Income Taxes”) to our Financial Statements), the tax impact of the new share-based compensation accounting standard (see Note 2 (“Recent Accounting Developments”) to our Financial Statements) and a federal benefit and deferred state release related to an increase in our unrecognized tax benefit that resulted from appellate court decisions in 2017. These increases were partially offset by a state audit settlement in 2016 and the increase in our unrecognized tax benefit previously mentioned.

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

Liquidity and Capital Resources

Overview

Our ability to fund operations, finance capital expenditures and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the Partnership Credit Facility. On April 26, 2018, in connection with the closing of the Merger and Amendment No. 1, the aggregate revolving commitment of the Partnership Credit Facility was increased from $1.1 billion to $1.25 billion and the Archrock Credit Facility was terminated. See “Financial Resources” below and Note 20 (“Equity”) and Note 11 (“Long-Term Debt”) to the Financial Statements for further details of the Merger and the changes to the credit facilities.

Our cash flow is affected by numerous factors including prices and demand for our services, volatility in commodity prices and their effect on oil and natural gas exploration and production spending, conditions in the financial markets and other factors. We booked new orders for compression services at elevated rates in 2017 and 2018 and we anticipate that demand for our services will continue in 2019. We believe that our operating cash flows and borrowings under the Partnership Credit Facility will be sufficient to meet our liquidity needs through at least December 31, 2019.

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

Growth capital expenditures were $251.6 million, $172.5 million and $78.6 million during the years ended December 31, 2018, 2017 and 2016, respectively. The increase in growth capital expenditures in 2018 compared to 2017 and also in 2017 compared to 2016 was primarily due to increased investment in new compression equipment as a result of increased customer demand. We anticipate investing at least as much capital in new fleet units in 2019 than we did in 2018 to take advantage of expected continued favorable market conditions in 2019.

Maintenance capital expenditures were $49.7 million, $35.7 million and $33.6 million during the years ended December 31, 2018, 2017 and 2016, respectively. The increase in maintenance capital expenditures in 2018 compared to 2017 was primarily due to the increase in idle horsepower returning to operation and the increase in scheduled maintenance activities in 2018 due to maintenance cycle requirements. Maintenance capital expenditures remained relatively flat in 2017 compared to 2016 due to stable maintenance activities. We intend to grow our business both organically and through third-party acquisitions. If we are successful in growing our business in the future, we would expect our maintenance capital expenditures to increase over the long term.

We generally invest funds necessary to purchase fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceeds our targeted return on capital. We currently plan to spend approximately $350 million to $410 million in capital expenditures during 2019, primarily consisting of approximately $250 million to $300 million for growth capital expenditures and approximately $57 million to $63 million for maintenance capital expenditures.

Financial Resources

Revolving Credit Facilities

The following tables present the weighted average annual interest rate and average daily debt balance of our revolving credit facilities for the years ended December 31, 2018 and 2017 (dollars in thousands):

	December 31,
	2018	2017
Weighted average annual interest rate (1)
Archrock Credit Facility	n/a	3.3%
Partnership Credit Facility	5.4%	4.8%
——————

(1)	Excludes the effect of interest rate swaps.

	Year Ended December 31,
	2018	2017
Average daily debt balance
Archrock Credit Facility (1)	51,720	67,000
Partnership Credit Facility (2)	768,476	626,599
——————

(1)	The amount for the year ended December 31, 2018 is the average daily debt balance through the close of the facility on April 26, 2018.

(2)
The amount for the year ended December 31, 2018 pertains to the Partnership Credit Facility. The amount for the year ended December 31, 2017 pertains to a mix of the Partnership Credit Facility and the Partnership’s Former Credit Facility.

Archrock Credit Facility. On April 26, 2018, in connection with the Merger and Amendment No. 1, we terminated the Archrock Credit Facility and borrowed on the Partnership Credit Facility to repay $63.2 million in borrowings and accrued and unpaid interest and fees outstanding. All commitments under the Archrock Credit Facility were terminated and the $15.4 million of letters of credit outstanding under the Archrock Credit Facility were converted to letters of credit under the Partnership Credit Facility.

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

The Archrock Credit Facility contained various additional covenants with which we were required to comply including, but not limited to, limitations on the incurrence of indebtedness, investments, liens on assets, repurchasing equity and making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. We were in compliance with all covenants under the Archrock Credit Facility through its closing.

Partnership Credit Facility. On February 23, 2018, the Partnership amended the Partnership Credit Facility to, among other things:

•
increase the maximum Total Debt to EBITDA ratios, as defined in the Partnership Credit Facility agreement (see below for the revised ratios), effective as of the execution of Amendment No. 1 on February 23, 2018; and

•	effective upon completion of the Merger on April 26, 2018:

*	increase the aggregate revolving commitment from $1.1 billion to $1.25 billion;

*	increase the amount available for the issuance of letters of credit from $25.0 million to $50.0 million;

*	increase the basket sizes under certain covenants including covenants limiting our ability to make investments, incur debt, make restricted payments, incur liens and make asset dispositions;

*	name Archrock Services, L.P., one of our subsidiaries, as a borrower under the Partnership Credit Facility and certain of our other subsidiaries as loan guarantors; and

*	amend the definition of “Borrowing Base” to include certain assets of ours and our subsidiaries.

The Partnership Credit Facility matures on March 30, 2022, except that if any portion of the Partnership’s 6% senior notes due April 2021 are outstanding as of December 2, 2020, it will instead mature on December 2, 2020. Portions of the Partnership Credit Facility up to $50.0 million are available for the issuance of swing line loans. Subject to certain conditions, including the approval by the lenders, the Partnership is able to increase the aggregate commitments under the Partnership Credit Facility by up to an additional $250.0 million. The Partnership Credit Facility borrowing base consists of eligible accounts receivable, inventory and compressor units.

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

As a result of the ratio requirements above, $391.6 million of the $395.3 million of undrawn capacity was available for additional borrowings as of December 31, 2018.

The Partnership Credit Facility agreement contains various additional covenants including, but not limited to, mandatory prepayments from the net cash proceeds of certain asset transfers, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. In addition, if as of any date the Partnership has cash and cash equivalents (other than proceeds from a debt or equity issuance received in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Partnership Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Partnership Credit Facility. As of December 31, 2018, the Partnership was in compliance with all covenants under the Partnership Credit Facility.

Notes

The Notes are guaranteed on a senior unsecured basis by all of the Partnership’s existing subsidiaries (other than Archrock Partners Finance Corp., which is a co-issuer of the Partnership’s 6% Senior Notes due April 2021) and certain of the Partnership’s future subsidiaries. The Notes and the guarantees, respectively, are the Partnership’s and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of the Partnership’s and the guarantors’ other senior obligations and are effectively subordinated to all of the Partnership’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. Guarantees by the Partnership’s subsidiaries are full and unconditional, subject to customary release provisions, and constitute joint and several obligations. The Partnership has no assets or operations independent of its subsidiaries and there are no significant restrictions upon its subsidiaries’ ability to distribute funds to the Partnership.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by (used in) continuing operations:
Operating activities	$225,947	$201,664	$274,315
Investing activities	(284,923)	(174,487)	(89,459)
Financing activities	54,050	(19,775)	(183,285)
Net change in cash and cash equivalents	$(4,926)	$7,402	$1,571

 Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Operating Activities. The increase in net cash provided by operating activities from continuing operations during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to an increase in revenue in our contract operations and aftermarket services segments primarily driven by an increase in customer demand, partially offset by an increase in cost of sales, including freight and mobilization costs incurred to fulfill contracts prior to the transfer of service, an increase in accounts receivable, trade as a result of the timing of payments received from our customers, an increase in Merger-related costs and an increase in interest paid.

Investing Activities. The increase in net cash used in investing activities from continuing operations during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a $97.4 million increase in capital expenditures and a $13.0 million decrease in proceeds from sale of property, plant and equipment.

Financing Activities. The change in net cash provided by (used in) financing activities from continuing operations during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to $109.2 million of net borrowings of long-term debt during 2018 compared to $28.2 million in net repayments of long term-debt during 2017, a $32.7 million decrease in distributions to noncontrolling partners in the Partnership and a $11.5 million decrease in payments for debt issuance costs. These changes were partially offset by a $60.3 million of proceeds received from a public offering by the Partnership of its common units during 2017, a $26.0 million decrease in contributions from Exterran Corporation (see Note 4 (“Discontinued Operations”)) and a $24.2 million increase in dividends to Archrock stockholders.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Operating Activities. The decrease in net cash provided by operating activities from continuing operations during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the decrease in gross margin and an increase in cash paid for interest, partially offset by a decrease in restructuring and other charges.

Investing Activities. The increase in net cash used in investing activities from continuing operations during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a $104.1 million increase in capital expenditures, partially offset by a $13.8 million payment for the March 2016 Acquisition (as discussed in Note 5 (“Business Acquisitions”) to our Financial Statements) and a $5.1 million increase in proceeds from sale of property, plant and equipment.

Financing Activities. The decrease in net cash used in financing activities from continuing operations during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a $110.3 million decrease in net repayments of long-term debt, $60.3 million of proceeds received from a public offering by the Partnership of its common units during the year ended December 31, 2017 and a $7.6 million decrease in distributions to noncontrolling partners in the Partnership. These changes were partially offset by a $12.5 million increase payments for debt issuance costs and a $4.5 million decrease in contributions from Exterran Corporation.

Dividends

On January 25, 2019, our board of directors declared a quarterly dividend of $0.132 per share of common stock that was paid on February 14, 2019 to stockholders of record at the close of business on February 8, 2019. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

Contractual Obligations

The following table summarizes our cash contractual obligations as of December 31, 2018 (in thousands):

	2019	2020-2021	2022-2023	Thereafter	Total
Long-term debt (1):
Partnership Credit Facility (2)	$—	$—	$839,500	$—	$839,500
Partnership’s 6% senior notes due April 2021 (3)	—	350,000	—	—	350,000
Partnership’s 6% senior notes due October 2022 (4)	—	—	350,000	—	350,000
Total long-term debt	—	350,000	1,189,500	—	1,539,500
Interest on long-term debt (5)	84,894	154,038	26,209	—	265,141
Purchase commitments (6)	284,649	13,805	3,307	1,624	303,385
Facilities and other operating leases	4,317	7,542	4,603	11,935	28,397
Total contractual obligations	$373,860	$525,385	$1,223,619	$13,559	$2,136,423
——————

(1)	For more information on our long-term debt, see Note 11 (“Long-Term Debt”) to our Financial Statements.

(2)
The Partnership Credit Facility will mature on March 30, 2022 except that if any portion of the Partnership’s 6% senior notes due April 2021 are outstanding as of December 2, 2020, it will instead mature on December 2, 2020.

(3)	Represents the full face value of the senior notes and are not reduced by the unamortized discount of $1.8 million and unamortized deferred financing costs of $2.3 million as of December 31, 2018.

(4)	Represents the full face value of the senior notes and are not reduced by the unamortized discount of $2.8 million and unamortized deferred financing costs of $3.1 million as of December 31, 2018.

(5)	Calculated using interest rates in effect as of December 31, 2018, including the effect of interest rate swaps.

(6)	Includes commitments to purchase fleet and non-fleet assets and costs associated with the cloud migration of our ERP system and other information technology-related costs.

At December 31, 2018, $19.6 million of unrecognized tax benefits (including discontinued operations) have been recorded as liabilities in accordance with the accounting standard for income taxes related to uncertain tax positions and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $2.2 million (including discontinued operations).

Off-Balance Sheet Arrangements

For information on our obligations with respect to letters of credit and performance bonds, see Note 11 (“Long-Term Debt”) and Note 23 (“Commitments and Contingencies”), respectively, to our Financial Statements.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon the Financial Statements which have been prepared in accordance with GAAP. The preparation of the Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates and accounting policies on an ongoing basis and base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. The results of this process form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and these differences can be material to our financial condition, results of operations and liquidity. We describe our significant accounting policies more fully in Note 1 (“Organization and Summary of Significant Accounting Policies”) to our Financial Statements.

Allowances

Outstanding accounts receivable are reviewed regularly for non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at each balance sheet date. During the years ended December 31, 2018, 2017 and 2016, we recorded bad debt expense of $1.7 million, $5.1 million and $3.6 million, respectively. A five percent change in the allowance for doubtful accounts would have had an impact on net income (loss) before income taxes of $0.1 million during the year ended December 31, 2018.

Inventory

Inventory is a significant component of current assets and is stated at the lower of cost and net realizable value using the average cost method. This requires us to regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions and production requirements. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. During the years ended December 31, 2018, 2017 and 2016, we recorded write-downs to inventory of $1.6 million, $2.4 million and $3.2 million, respectively, for inventory considered to be excess, obsolete or carried at an amount above net realizable value. Significant or unanticipated changes to our estimates and forecasts could require additional write-downs for excess or obsolete inventory in a future period. Given the nature of these evaluations and their application to specific inventories, it is not possible to reasonably quantify the impact of changes in these estimates and forecasts.

Depreciation

Property, plant and equipment are carried at cost. Depreciation is computed on a straight-line basis using useful lives and salvage values that are estimated based on assumptions and judgments that reflect both historical experience and expectations regarding future use of our assets. The use of different assumptions and judgments in the calculation of depreciation, especially those involving useful lives, would likely result in significantly different net book values of our assets and results of operations.

Long-Lived Assets

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable. Determining whether the carrying amount of an asset is recoverable requires us to make judgments regarding long-term forecasts of future revenue and costs related to the asset subject to review. These forecasts are uncertain as they require significant assumptions about future market conditions. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions. An impairment loss exists when the estimated undiscounted cash flows expected from the use of the asset and its eventual disposition are less than its carrying amount. Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its estimated fair value.

Income Taxes

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We operate in the U.S. only and, as a result, are subject to income taxes in the U.S. only. Significant judgments and estimates are required in determining consolidated income tax expense.

Deferred income taxes arise from temporary differences between the financial statements and the tax basis of assets and liabilities. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future U.S. federal and state pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

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

The TCJA included a provision which lowered the corporate income tax rate from 35% to 21%. This reduced rate required us to remeasure our reported deferred tax assets and liabilities in 2017. See Note 17 (“Income Taxes”) to our Financial Statements for more discussion on this topic.

The accounting standard for income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. We adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the liabilities. Such differences are reflected as increases or decreases to income tax expense in the period in which the new information becomes available.

Contingencies and Litigation

Insurance

Our insurance coverage includes property damage, general liability and commercial automobile liability and other coverage we believe is appropriate. Additionally, we are substantially self-insured for workers’ compensation and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the timeliness of reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known. At each of December 31, 2018 and 2017, we had $4.0 million in insurance claim reserves on our consolidated balance sheets.

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

The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. We regularly assess and, if required, establish accruals for income and non-income based tax contingencies pursuant to the applicable accounting standards that could result from assessments of additional tax by taxing jurisdictions where we operate. Tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2018 and 2017, we recorded $26.3 million and $24.7 million (including penalties and interest and discontinued operations), respectively, of accruals for tax contingencies. Of these amounts, $21.8 million and $23.0 million, respectively, were accrued for income taxes and $4.5 million and $1.7 million, respectively, were accrued for non-income based taxes. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. The tax contingencies mentioned above relate to tax matters for which we are responsible in managing the tax audit. As of December 31, 2018 and 2017, we recorded an offsetting indemnification asset (including penalties and interest) related to our income tax contingencies of $7.1 million and $6.4 million, respectively. Additionally, we also recorded an indemnification liability of $2.6 million and $1.6 million as of December 31, 2018 and 2017, respectively, for our share of non-income tax contingencies related to audits being managed by Exterran Corporation.

In addition, the SEC has been conducting an investigation in connection with certain previously-disclosed errors and irregularities at one of our former international operations. We and Exterran Corporation have been cooperating with the SEC in the investigation of this matter. The SEC’s investigation related to the circumstances giving rise to the restatement of prior period consolidated and combined financial statements is continuing and we are presently unable to predict the duration, scope or results of the SEC’s investigation. As a result of the restatement and the circumstances giving rise to the restatement, and the SEC’s investigation of these matters, we have been incurring and expect to continue to incur a number of additional costs and risks, including accounting and legal fees. We also have shared a portion of costs incurred by Exterran Corporation with respect to such matters.

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

As of December 31, 2018, after taking into consideration interest rate swaps, we had $339.5 million of outstanding indebtedness that was effectively subject to variable interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to variable interest rates at December 31, 2018 would result in an annual increase in our interest expense of $3.4 million.

See Note 12 (“Derivatives”) to our Financial Statements for further information regarding our use of interest rate swaps in managing our exposure to interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data

The information specified by this Item is presented in Part IV, Item 15 of this 2018 Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this 2018 Form 10-K, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of December 31, 2018 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a-15(c) and 15d-15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of internal control over financial reporting as of December 31, 2018 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found within this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Archrock, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Archrock, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Company and our report dated February 20, 2019, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company changed the manner in which accounts for revenue from contracts with customers due to the adoption of the new revenue standard on January 1, 2018. The Company adopted the new standard using the modified retrospective method.

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
February 20, 2019

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in Part III, Item 10 of this 2018 Form 10-K is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Beneficial Ownership of Common Stock” in our definitive proxy statement to be filed with the SEC within 120 days of the end of our fiscal year.

Item 11. Executive Compensation

The information required in Part III, Item 11 of this 2018 Form 10-K is incorporated by reference to the sections entitled “Compensation Discussion and Analysis” and “Information Regarding Executive Compensation” in our definitive proxy statement to be filed with the SEC within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Portions of the information required in Part III, Item 12 of this 2018 Form 10-K are incorporated by reference to the section entitled “Beneficial Ownership of Common Stock” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2018, with respect to the Archrock compensation plans under which our common stock is authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(1)	154,295	$19.40	7,433,982	(3)
Equity compensation plans not approved by security holders(2)	—	—	48,022
Total	154,295	$19.40	7,482,004
——————

(1)
Comprised of the 2013 Plan, 2007 Plan and ESPP. In addition to the outstanding options, as of December 31, 2018 there were 109,700 performance-based restricted stock units, payable in common stock upon vesting at target performance, and 96,442 time-vested restricted stock units, payable in common stock, outstanding under the 2013 Plan which have been deducted from the last column. No additional grants may be made under the 2007 Plan.

(2)	Comprised of the Archrock, Inc. Directors’ Stock and Deferral Plan.

(3)
Includes 6,562,779 shares of common stock remaining available for issuance under the 2013 Plan as of December 31, 2018 (excluding the number of securities to be issued upon exercise of outstanding options) and 871,203 shares of common stock remaining available for issuance under the ESPP.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required in Part III, Item 13 of this 2018 Form 10-K is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement to be filed with the SEC within 120 days of the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required in Part III, Item 14 of this 2018 Form 10-K is incorporated by reference to the section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed with the SEC within 120 days of the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as a part of this 2018 Form 10-K

1.	Financial Statements. The following financial statements are filed as a part of this 2018 Form 10-K.

2.	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules have been omitted as they are not required under the relevant instructions.

3.	Exhibits

Exhibit No.	Description
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

3.1	Composite Restated Certificate of Incorporation of Archrock, Inc., incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015
3.2	Third Amended and Restated Bylaws of Exterran Holdings, Inc. (now Archrock, Inc.), incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2013
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

10.72†	Form of Amendment to Severance Benefit Agreement incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017
10.73†	Form of Second Amendment to Severance Benefit Agreement
10.74†
Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Cash-Settled), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 21, 2018

10.75†
Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Stock-Settled), incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 21, 2018

10.76†	Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock Units, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 21, 2018
10.77†
Form of Letter Agreement Amending the Award Notice and Agreement for 2017 Performance Units, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 21, 2018

10.78†	Form of Second Amendment to Severance Benefit Agreement, incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017
10.79†	Form of Letter Agreement, dated as of March 19, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2018
10.80
Amendment No. 1 to Credit Agreement, dated as of February 23, 2018, by and among Archrock Partners, L.P., the other Loan Parties thereto, the Lenders thereto, and JPMorgan Chase Bank, N.A., as the Administrative Agent, incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed on February 28, 2018.

10.81
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

10.82
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

10.83†	Form of Employment Letter applicable to Mr. Douglas S. Aron, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 12, 2018
10.84†	Form of Change of Control Agreement applicable to Mr. Douglas S. Aron, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 12, 2018
10.85†*	Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock
10.86†*	Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock for Non-Employee Directors

10.87†*	Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Cash-Settled)
10.88†*	Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Stock-Settled)
21.1*	List of Subsidiaries of Archrock, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

†     Management contract or compensatory plan or arrangement.
*     Filed herewith.
**    Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Archrock, Inc.

/s/ D. BRADLEY CHILDERS
D. Bradley Childers
President and Chief Executive Officer

February 20, 2019

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints D. Bradley Childers, Douglas S. Aron, Donna A. Henderson and Stephanie C. Hildebrandt, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2019.

Signature	Title

/s/ D. BRADLEY CHILDERS	President, Chief Executive Officer and Director
D. Bradley Childers	(Principal Executive Officer)

/s/ DOUGLAS S. ARON	Senior Vice President and Chief Financial Officer
Douglas S. Aron	(Principal Financial Officer)

/s/ DONNA A. HENDERSON	Vice President and Chief Accounting Officer
Donna A. Henderson	(Principal Accounting Officer)

/s/ ANNE-MARIE N. AINSWORTH	Director
Anne-Marie N. Ainsworth

/s/ WENDELL R. BROOKS	Director
Wendell R. Brooks

/s/ GORDON T. HALL	Director
Gordon T. Hall

/s/ FRANCES P. HAWES	Director
Frances P. Hawes

/s/ J.W.G. HONEYBOURNE	Director
J.W.G. Honeybourne

/s/ JAMES H. LYTAL	Director
James H. Lytal

/s/ EDMUND P. SEGNER, III	Director
Edmund P. Segner, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Archrock, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Archrock, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, on January 1, 2018, the Company changed the manner in which it accounts for revenue from contracts with customers due to the adoption of the new revenue standard. The Company adopted the new standard using the modified retrospective method.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 20, 2019
We have served as the Company’s auditor since 2007.

ARCHROCK, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$5,610	$10,536
Accounts receivable, trade, net of allowance of $1,452 and $1,794, respectively	147,985	113,416
Inventory	76,333	90,691
Tax refund receivable	15,262	—
Other current assets	10,706	6,220
Current assets associated with discontinued operations	300	300
Total current assets	256,196	221,163
Property, plant and equipment, net	2,171,038	2,076,927
Intangible assets, net	52,370	68,872
Contract costs	39,020	—
Other long-term assets	26,828	27,782
Long-term assets associated with discontinued operations	7,063	13,263
Total assets	$2,552,515	$2,408,007
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$54,939	$54,585
Accrued liabilities	78,997	71,116
Deferred revenue	16,509	4,858
Current liabilities associated with discontinued operations	297	297
Total current liabilities	150,742	130,856
Long-term debt	1,529,501	1,417,053
Deferred income taxes	2,842	97,943
Other long-term liabilities	20,793	20,116
Long-term liabilities associated with discontinued operations	7,063	6,421
Total liabilities	1,710,941	1,672,389
Commitments and contingencies (Note 23)
Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 135,787,509 and 76,880,862 shares issued, respectively	1,358	769
Additional paid-in capital	3,177,982	3,093,058
Accumulated other comprehensive income	5,773	1,197
Accumulated deficit	(2,263,677)	(2,241,243)
Treasury stock: 6,381,605 and 5,930,380 common shares, at cost, respectively	(79,862)	(76,732)
Total Archrock stockholders’ equity	841,574	777,049
Noncontrolling interest	—	(41,431)
Total equity	841,574	735,618
Total liabilities and equity	$2,552,515	$2,408,007
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Contract operations	$672,536	$610,921	$647,828
Aftermarket services	231,905	183,734	159,241
Total revenue	904,441	794,655	807,069

Cost of sales (excluding depreciation and amortization):
Contract operations	273,013	263,005	247,040
Aftermarket services	191,354	155,917	132,879
Total cost of sales (excluding depreciation and amortization)	464,367	418,922	379,919
Selling, general and administrative	101,563	111,483	114,470
Depreciation and amortization	174,946	188,563	208,986
Long-lived asset impairment	28,127	29,142	87,435
Restatement and other charges	19	4,370	13,470
Restructuring and other charges	—	1,386	16,901
Interest expense	93,328	88,760	83,899
Debt extinguishment loss	2,450	291	—
Merger-related costs	10,162	275	—
Other income, net	(5,831)	(5,918)	(8,590)
Income (loss) before income taxes	35,310	(42,619)	(89,421)
Provision for (benefit from) income taxes	6,150	(61,083)	(24,604)
Income (loss) from continuing operations	29,160	18,464	(64,817)
Loss from discontinued operations, net of tax	—	(54)	(426)
Net income (loss)	29,160	18,410	(65,243)
Less: Net (income) loss attributable to the noncontrolling interest	(8,097)	543	10,688
Net income (loss) attributable to Archrock stockholders	$21,063	$18,953	$(54,555)

Basic and diluted net income (loss) per common share:
Net income (loss) from continuing operations attributable to Archrock common stockholders	$0.19	$0.26	$(0.79)
Loss from discontinued operations attributable to Archrock common stockholders	—	—	(0.01)
Net income (loss) attributable to Archrock common stockholders	$0.19	$0.26	$(0.80)

Weighted average common shares outstanding used in income (loss) per common share:
Basic	109,305	69,552	68,993
Diluted	109,421	69,664	68,993
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$29,160	$18,410	$(65,243)
Other comprehensive income, net of tax:
Interest rate swap gain, net of reclassifications to earnings	2,681	7,107	1,373
Amortization of terminated interest rate swaps	230	359	157
Merger-related adjustments	5,670	—	—
Adjustments from other changes in ownership of Partnership	—	32	(469)
Total other comprehensive income	8,581	7,498	1,061
Comprehensive income (loss)	37,741	25,908	(64,182)
Less: Comprehensive (income) loss attributable to the noncontrolling interest	(12,360)	(4,080)	9,519
Comprehensive income (loss) attributable to Archrock stockholders	$25,381	$21,828	$(54,663)

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Archrock Stockholders
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)			Accumulated Deficit	Noncontrolling Interest	Total
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2016	75,014,308	$750	$2,944,897	$(1,570)	(5,383,970)	$(72,429)	$(2,137,738)	$53,349	$787,259
Treasury stock purchased					(184,368)	(1,515)			(1,515)
Cash dividends ($0.4975 per common share)							(34,921)		(34,921)
Stock-based compensation, net of forfeitures	1,147,971	12	9,446		(57,736)			1,241	10,699
Income tax expense from stock-based compensation expense			(912)						(912)
Contribution from Exterran Corporation			49,145						49,145
Adjustments for changes in ownership of the Partnership			18,464					(27,037)	(8,573)
Cash distribution to noncontrolling unitholders of the Partnership								(52,072)	(52,072)
Comprehensive loss
Net loss							(54,555)	(10,688)	(65,243)
Interest rate swap gain, net of reclassifications to earnings				204				1,169	1,373
Amortization of terminated interest rate swaps				157					157
Adjustment for changes in ownership of the Partnership				(469)					(469)
Balance at December 31, 2016	76,162,279	$762	$3,021,040	$(1,678)	(5,626,074)	$(73,944)	$(2,227,214)	$(34,038)	$684,928
Treasury stock purchased					(225,237)	(2,788)			(2,788)
Cash dividends ($0.4800 per common share)							(34,063)		(34,063)
Shares issued in employee stock purchase plan	35,180		356						356
Stock-based compensation, net of forfeitures	616,799	6	8,115		(79,069)			888	9,009
Stock options exercised	66,604	1	991						992
Contribution from Exterran Corporation			44,709						44,709
Net proceeds from the sale of Partnership units, net of tax			17,638					32,088	49,726
Cash distribution to noncontrolling unitholders of the Partnership								(44,449)	(44,449)
Impact of adoption of ASU 2016-09			209				1,081		1,290
Comprehensive income
Net income (loss)							18,953	(543)	18,410
Interest rate swap gain, net of reclassifications to earnings				2,484				4,623	7,107
Amortization of terminated interest rate swaps				359					359
Adjustment for changes in ownership of the Partnership				32					32
Balance at December 31, 2017	76,880,862	$769	$3,093,058	$1,197	(5,930,380)	$(76,732)	$(2,241,243)	$(41,431)	$735,618
Treasury stock purchased					(167,382)	(1,759)			(1,759)
Cash dividends ($0.5040 per common share)							(58,288)		(58,288)
Shares issued in employee stock purchase plan	93,617	1	802						803
Stock-based compensation, net of forfeitures	960,028	10	7,192		(141,121)			(64)	7,138
Stock options exercised	218,997	2	1,341		(142,722)	(1,371)			(28)
Contribution from Exterran Corporation			18,744						18,744
Cash distribution to noncontrolling unitholders of the Partnership								(11,766)	(11,766)
Impact of adoption of Revenue Recognition Update							14,666		14,666
Impact of adoption of ASU 2017-12							383		383
Impact of adoption of ASU 2018-02				258			(258)		—
Merger-related adjustments	57,634,005	576	56,845					40,901	98,322
Comprehensive income
Net income							21,063	8,097	29,160
Interest rate swap gain (loss), net of reclassifications to earnings				(1,582)				4,263	2,681
Amortization of terminated interest rate swaps				230					230
Merger-related adjustments				5,670					5,670
Balance at December 31, 2018	135,787,509	$1,358	$3,177,982	$5,773	(6,381,605)	$(79,862)	$(2,263,677)	$—	$841,574

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$29,160	$18,410	$(65,243)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Loss from discontinued operations, net of tax	—	54	426
Depreciation and amortization	174,946	188,563	208,986
Long-lived asset impairment	28,127	29,142	87,435
Inventory write-downs	1,614	2,397	3,182
Amortization of deferred financing costs	6,113	6,976	6,271
Amortization of debt discount	1,410	1,325	1,245
Amortization of terminated interest rate swaps	291	552	242
Debt extinguishment loss	2,450	291	—
Interest rate swaps	(131)	2,183	1,590
Stock-based compensation expense	7,388	8,461	8,969
Non-cash restructuring charges	—	997	2,158
Provision for doubtful accounts	1,677	5,144	3,637
Gain on sale of assets	(5,674)	(5,675)	(5,999)
Loss on non-cash consideration in March 2016 Acquisition	—	—	635
Deferred income tax provision (benefit)	5,238	(59,760)	(24,956)
Amortization of contract costs	14,939	—	—
Deferred revenue recognized in earnings	(28,428)	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, trade	(21,028)	(6,889)	32,403
Inventory	4,210	(236)	29,296
Other assets	(15,249)	(721)	5,547
Contract costs	(32,435)	—	—
Accounts payable and other liabilities	14,964	9,616	(21,885)
Deferred revenue	36,571	730	392
Other	(206)	104	(16)
Net cash provided by operating activities	225,947	201,664	274,315
Cash flows from investing activities:
Capital expenditures	(319,102)	(221,693)	(117,572)
Proceeds from sale of property, plant and equipment	33,927	46,954	41,892
Proceeds from insurance	252	252	—
Payment for March 2016 Acquisition	—	—	(13,779)
Net cash used in investing activities	(284,923)	(174,487)	(89,459)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	714,830	1,242,000	536,500
Repayments of long-term debt	(605,636)	(1,270,194)	(675,000)
Payments for debt issuance costs	(3,332)	(14,855)	(2,395)
(Payments for) proceeds from settlement of interest rate swaps that include financing elements	190	(1,785)	(3,058)
Dividends to Archrock stockholders	(58,288)	(34,063)	(34,921)
Distributions to noncontrolling partners in the Partnership	(11,766)	(44,449)	(52,072)
Net Proceeds from sale of Partnership units	—	60,291	—
Proceeds from stock options exercised	264	992	—
Proceeds from stock issued under our employee stock purchase plan	803	356	—
Purchases of treasury stock	(1,759)	(2,788)	(1,515)
Contribution from Exterran Corporation	18,744	44,720	49,176
Net cash provided by (used in) financing activities	54,050	(19,775)	(183,285)
Net increase (decrease) in cash and cash equivalents	(4,926)	7,402	1,571
Cash and cash equivalents at beginning of period	10,536	3,134	1,563
Cash and cash equivalents at end of period	$5,610	$10,536	$3,134
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized amounts	$86,758	$78,891	$77,958
Income taxes refunded, net	(2,131)	(695)	(3,991)
Supplemental disclosure of non-cash transactions:
Accrued capital expenditures	$17,491	$22,490	$6,274
Non-cash consideration in March 2016 Acquisition	—	—	3,165
Partnership units issued in March 2016 Acquisition	—	—	1,799
Issuance of Archrock common stock pursuant to Merger, net of tax	57,421	—	—

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

We are a midstream energy infrastructure company specializing in natural gas compression. We are the leading provider of natural gas compression services to customers in the oil and natural gas industry throughout the U.S. and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. We operate in two primary business segments: contract operations and aftermarket services. In our contract operations business, we use our owned fleet of natural gas compression equipment to provide operations services to our customers. In our aftermarket services business, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

Significant Accounting Policies

Principles of Consolidation and Use of Estimates

The accompanying consolidated financial statements include Archrock and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

For financial reporting purposes, we consolidate the financial statements of the Partnership and reflect its operations in our contract operations segment. We control the Partnership through our ownership of its General Partner. Public ownership of the Partnership’s net assets and earnings prior to the Merger is reflected within noncontrolling interest in our consolidated financial statements.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected as of the reporting date. Management believes that the estimates and assumptions used are reasonable.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

As a result of the Revenue Recognition Update adopted January 1, 2018, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we are entitled to receive in exchange for those goods or services. Sales and usage-based taxes that are collected from the customer are excluded from revenue.

In our contract operations business, natural gas compression service revenue is recognized over time and revenue associated with billable maintenance on our natural gas compression equipment is recognized at a point in time. The timing of revenue recognition is impacted by contractual provisions for service availability guarantees of our compressor assets and re-billable costs associated with moving our compressor assets to a customer site. Under previous guidance, contract operations revenue was recognized when earned, which generally occurs monthly when the service is provided under our customer contracts.

In our aftermarket services business operations, maintenance, overhaul and reconfiguration services, revenue is recognized over time using output or input methods to measure the progress toward complete satisfaction of the performance obligation and revenue from the sale of OTC parts are recognized at a point in time. Under previous guidance, revenue was recognized on a completed contract basis as products were delivered and title was transferred or services were performed for the customer.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. We believe that the credit risk of our temporary cash investments is minimal because we maintain minimal balances in our cash investment accounts. Trade accounts receivable are due from companies of varying size engaged principally in oil and natural gas activities throughout the U.S. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of products and services we provide and the terms of our contract operations customer service agreements.

At December 31, 2018, Anadarko and Williams Partners accounted for 13% and 11%, respectively, of our trade accounts receivable balance. At December 31, 2017, Anadarko and Williams Partners accounted for 10% and 16%, respectively, of our trade accounts receivable balance.

Outstanding accounts receivable are reviewed regularly for non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectibility at each balance sheet date. During the years ended December 31, 2018, 2017 and 2016, we recorded bad debt expense of $1.7 million, $5.1 million and $3.6 million, respectively.

Inventory

Inventory consists of parts used for maintenance of natural gas compression equipment. Inventory is stated at the lower of cost and net realizable value using the average cost method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives as follows:

Compression equipment, facilities and other fleet assets	3 to 30 years
Buildings	20 to 35 years
Transportation and shop equipment	3 to 10 years
Computer hardware and software	3 to 5 years
Other	3 to 10 years

Major improvements that extend the useful life of an asset are capitalized and depreciated over the estimated useful life of the major improvement, up to seven years. Repairs and maintenance are expensed as incurred. When property, plant and equipment is sold, retired or otherwise disposed of, the gain or loss is recorded in other (income) loss, net.

Computer software

Certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software, which ranges from three years to five years. Costs related to the preliminary project stage and the post-implementation/operation stage of an internal-use computer software development project are expensed as incurred.

Long-Lived Assets

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected from the use of the asset and its eventual disposition are less than its carrying amount. Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its fair value. Identifiable intangibles are amortized over the estimated useful life of the asset.

Income Taxes

We account for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rate on deferred tax assets and liabilities is recognized in income in the period of the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance which would reduce the provision for income taxes.

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

Hedging and Use of Derivative Instruments

We use derivative instruments to manage our exposure to fluctuations in the variable interest rate of the Partnership Credit Facility and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes. We record interest rate swaps on the balance sheet as either derivative assets or derivative liabilities measured at their fair value. The fair value of our derivatives is based on the income approach (discounted cash flow) using market observable inputs including LIBOR forward curves. Changes in the fair value of the derivatives designated as cash flow hedges are recognized as a component of other comprehensive income (loss) until the hedged transaction affects earnings. At that time, amounts are reclassified into earnings to interest expense, the same statement of operations line item to which the earnings effect of the hedged item is recorded. To qualify for hedge accounting treatment, we must formally document, designate and assess the effectiveness of the transactions. If the necessary correlation ceases to exist or if the anticipated transaction is no longer probable, we would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swap agreements are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

2. Recent Accounting Developments

Accounting Standards Updates Implemented

On October 1, 2018, we adopted, on a prospective basis, ASU 2018-15 which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. As a result of the adoption of ASU 2018-15 we capitalized, to other long-term assets on our consolidated balance sheet, $0.4 million of implementation costs incurred related to the cloud migration of our ERP system. Amortization of the capitalized implementation costs will be recorded to SG&A in our consolidated statement of income and is expected to begin in 2019 as the individual contract components become ready for their intended use.

ASU 2018-05 was issued in March 2018 to clarify the income taxes disclosure requirements as they pertain to SAB 118, including the requirement to disclose a reasonable estimate, if determinable, of the tax effects of the TCJA in the reporting period in which the TCJA was enacted, as well as additional disclosures required in the following interim reporting periods if the measurement period approach is used. In accordance with ASU 2018-05, we disclosed a reasonable estimate of the income tax effects of the TCJA on our consolidated financial statements in our 2017 Form 10-K. We completed our analysis of the tax effects of the TCJA in the third quarter of 2018 with no material change to the amounts disclosed at December 31, 2017. See Note 17 (“Income Taxes”) for further details.

On January 1, 2018, we adopted ASU 2018-02 which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. As a result of the TCJA’s corporate rate reduction we had $0.3 million of stranded tax effects in accumulated other comprehensive income related to our derivative instruments and terminated interest rate swaps which we elected to reclassify to accumulated deficit.

On January 1, 2018, we adopted ASU 2017-12 using the modified retrospective approach to existing cash flow hedge relationships as of January 1, 2018. ASU 2017-12 expands and refines hedge accounting for both financial and nonfinancial risk components, aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements and eliminates the requirement to separately measure and report hedge ineffectiveness. As a result of the adoption of ASU 2017-12 we recognized a net gain of $0.4 million as a cumulative-effect adjustment to opening retained earnings and a corresponding adjustment to other comprehensive income (loss) to reverse the cumulative ineffectiveness previously recognized in interest expense.

On January 1, 2018, we adopted ASU 2016-15 on a retrospective basis. ASU 2016-15 addresses diversity in practice and simplifies several elements of cash flow classification including how certain cash receipts and cash payments are classified in the statement of cash flows. As a result of the adoption of ASU 2016-15, we reclassified $0.3 million of insurance proceeds from net cash provided by operating activities to net cash used in investing activities in our consolidated statement of cash flows during the year ended December 31, 2017. There was no impact to our consolidated statement of cash flows during the year ended December 31, 2016.

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

The following table summarizes the cumulative impact of the adoption of the Revenue Recognition Update on our opening consolidated balance sheet (in thousands):

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

The following tables summarize the impact of the application of the Revenue Recognition Update on our consolidated balance sheet and consolidated statement of operations (in thousands):

	December 31, 2018
Balance Sheet	As Reported	Balance Excluding the Impact of the Revenue Recognition Update	Effect of Change
Assets
Accounts receivable, trade	$147,985	$131,464	$16,521
Inventory	76,333	93,648	(17,315)
Contract costs	39,020	—	39,020

Liabilities
Accrued liabilities	$78,997	$78,672	$325
Deferred revenue	16,509	14,015	2,494
Deferred income taxes	2,842	2,620	222
Other long-term liabilities	20,793	20,780	13

Equity
Additional paid-in capital (1)	$3,177,982	$3,168,470	$9,512
Accumulated deficit	(2,263,677)	(2,289,337)	25,660
——————

(1)	Represents the impact of the Revenue Recognition Update on net income attributable to noncontrolling interest which was reclassed to additional paid-in capital pursuant to the Merger.

	Year Ended December 31, 2018
Statement of Operations	As Reported	Balance Excluding the Impact of the Revenue Recognition Update	Effect of Change
Revenue:
Contract operations	$672,536	$676,517	$(3,981)
Aftermarket services	231,905	218,708	13,197
Total revenue	904,441	895,225	9,216
Cost of sales (excluding depreciation and amortization):
Contract operations	273,013	288,599	(15,586)
Aftermarket services	191,354	180,956	10,398
Total cost of sales (excluding depreciation and amortization)	464,367	469,555	(5,188)
Selling, general and administrative	101,563	103,473	(1,910)
Provision for (benefit from) income taxes	6,150	2,786	3,364
Net income attributable to the noncontrolling interest	(8,097)	(6,141)	(1,956)
Net income attributable to Archrock stockholders	21,063	10,069	10,994

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

Leases

ASC Topic 842 Leases establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged. ASC Topic 842 Leases is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach that involves recasting the comparative periods in the year of initial application is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain transition practical expedients available. In July 2018 the FASB provided an optional transition method that would allow adoption of the standard as of the effective date without restating prior periods. We will adopt ASC Topic 842 Leases effective January 1, 2019 using the optional transition method and are electing the practical expedient package to not reassess (i) whether any expired or existing contracts are or contains leases, (ii) lease classification of any expired or existing leases and (iii) initial direct costs for any existing leases. We are also electing the practical expedient to not apply the recognition requirements of ASC Topic 842 to short-term leases. We do not intend to elect the practical expedient to use hindsight in determining the lease term. Upon adoption, we will recognize a ROU asset of less than $20 million and a lease liability of a similar amount in our consolidated balance sheet. There will be no impact to our consolidated statements of operations or cash flows. Comparative information will not be restated, and will continue to be reported under the accounting standards in effect for those periods. We anticipate significant changes to our disclosures based on the requirements prescribed by ASC Topic 842 Leases.

The July 2018 amendment also provided lessors with a practical expedient to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the Revenue Recognition Update and certain conditions are met. The amendment also provided clarification on whether ASC Topic 842 Leases or the Revenue Recognition Update is applicable to the combined component based on determination of the predominant component. An entity that elects the lessor practical expedient also should provide certain disclosures. We evaluated the impact of the July 2018 amendment on our contract operations services agreements and have concluded that the services nonlease component is predominant, which results in the ongoing recognition following the Revenue Recognition Update guidance.

Prior to our adoption of ASC Topic 842 Leases we established a cross-functional implementation team to identify our lease population and to assess changes to our internal control structure, business processes, systems and accounting policies necessary to implement the standard. We are currently finalizing changes to our internal control structure, updating our accounting policies, and documenting operational procedures for lease recognition. We continue to evaluate our business processes, systems and controls to ensure the accuracy and timeliness of the recognition and disclosure requirements prescribed by the new standard, and upon adoption plan to implement new controls to address the risks associated with ASC Topic 842 Leases.

3. Revenue from Contracts with Customers

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we are entitled to receive in exchange for those goods or services. Sales and usage-based taxes that are collected from the customer are excluded from revenue.

The following table presents our revenue from contracts with customers disaggregated by revenue source (in thousands):

Year Ended December 31, 2018
Contract Operations (1):
0 - 1000 horsepower per unit	$241,810
1,001 - 1,500 horsepower per unit	276,775
Over 1,500 horsepower per unit	149,783
Other (2)	4,168
Total contract operations (3)	672,536

Aftermarket Services (1):
Services	142,476
OTC parts and components sales	89,429
Total aftermarket services (4)	231,905

Total revenue	$904,441
——————

(1)	We operate in two segments: contract operations and aftermarket services. See Note 24 (“Segments”) for further details regarding our segments.

(2)	Primarily relates to fees associated with Archrock-owned non-compressor equipment.

(3)	Includes $6.6 million related to billable maintenance on Archrock-owned units that was recognized at a point in time. All other revenue within contract operations is recognized over time.

(4)	All service revenue within aftermarket services is recognized over time. All OTC parts and components sales revenue is recognized at a point in time.

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

As of December 31, 2018, we had $266.0 million of remaining performance obligations related to our contract operations segment. The remaining performance obligations will be recognized through 2022 as follows (in thousands):

	2019	2020	2021	2022	Total
Remaining performance obligations	$191,437	$59,489	$13,618	$1,503	$266,047

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

We believe these fee- and cost-based inputs fairly depict our efforts to provide aftermarket services and the amount of revenue recognized is representative of the transfer of service and value that the customer will have received as of the reporting date. As of December 31, 2018 we have elected to apply the practical expedient to not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services, as there are no contracts with customers with an original contract term that is greater than one year.

Contract Balances

Contract operations services are generally billed monthly at the beginning of the month in which service is being provided. For aftermarket services, billings will typically occur when parts are delivered or when service is complete; however, milestone billings may be used in longer-term projects. We recognize a contract asset when we have the right to consideration in exchange for goods or services transferred to a customer when the right is conditioned on something other than the passage of time. We recognize a contract liability when we have an obligation to transfer goods or services to a customer for which we have already received consideration. Freight billings to customers for the transport of compressor assets and milestone billings on aftermarket services often result in a contract liability.

As of December 31, and January 1, 2018, our receivables from contracts with customers, net of allowance for doubtful accounts were $142.1 million and $115.6 million, respectively. As of December 31, and January 1, 2018, our contract liabilities were $17.1 million and $9.0 million, respectively, which are included in deferred revenue and other long-term liabilities in our consolidated balance sheets. The increase in the contract liability balance during the year ended December 31, 2018 was due to the deferral of $36.6 million primarily related to freight billings and aftermarket services, partially offset by $28.4 million recognized as revenue during the period primarily related to freight billings and aftermarket services.

4. Discontinued Operations

Spin-off of Exterran Corporation

In 2015 we completed the Spin-off. In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation, which include but are not limited to the separation and distribution agreement, the tax matters agreement, the transition services agreement and the supply agreement. Certain terms of these agreements are described as follows:

•
The separation and distribution agreement specifies our right to promptly receive payments from a subsidiary of Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation’s subsidiaries from PDVSA Gas, S.A., a subsidiary of Petroleos de Venezuela, S.A., in respect of the sale of Exterran Corporation’s subsidiaries’ and joint ventures’ previously nationalized assets after such amounts are collected by Exterran Corporation’s subsidiaries. During the years ended December 31, 2018, 2017 and 2016, we received $18.7 million, $19.7 million and $49.2 million, respectively, from Exterran Corporation pursuant to this term of the separation and distribution agreement. Exterran Corporation was due to receive the remaining principal amount as of December 31, 2018 of approximately $4.3 million. The separation and distribution agreement also specifies our right to receive a $25.0 million cash payment from a subsidiary of Exterran Corporation promptly following the occurrence of a qualified capital raise as defined in the Exterran Corporation credit agreement. Such a qualified capital raise occurred on April 4, 2017 and we received a cash payment of $25.0 million on April 11, 2017.

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

•
The tax matters agreement governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes. Subject to the provisions of this agreement Exterran Corporation and we agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of December 31, 2018, we classified $7.1 million of unrecognized tax benefits (including interest and penalties) as long-term liability associated with discontinued operations since it relates to operations of Exterran Corporation prior to the Spin-off. We have also recorded an offsetting $7.1 million indemnification asset related to this reserve as long-term assets associated with discontinued operations.

•
The transition services agreement sets forth the terms on which Exterran Corporation provides to us, and we provide to Exterran Corporation, on a temporary basis, certain services or functions that the companies historically shared. Each service provided under the agreement has its own duration, generally less than one year and not more than two years, extension terms and monthly cost, and the transition services agreement will terminate upon cessation of all services provided thereunder. For the year ended December 31, 2016, we recorded $0.5 million of other income and $1.0 million of SG&A, respectively, associated with the services under the transition services agreement.

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

Other discontinued operations activity

In December 2013, we abandoned our contract water treatment business as part of our continued emphasis on simplification and focus on our core businesses. The abandonment of this business meets the criteria established for recognition as discontinued operations under GAAP. Therefore certain deferred tax assets related to our contract water treatment business have been reported as discontinued operations in our consolidated balance sheets. This business was previously included in our contract operations segment.

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	December 31, 2018	December 31, 2017
	Exterran Corporation	Exterran Corporation	Contract Water Treatment Business	Total
Other current assets	$300	$300	$—	$300
Total current assets associated with discontinued operations	300	300	—	300
Other long-term assets	7,063	6,421	—	6,421
Deferred income taxes (1)(2)	—	—	6,842	6,842
Total assets associated with discontinued operations	$7,363	$6,721	$6,842	$13,563

Other current liabilities	$297	$297	$—	$297
Total current liabilities associated with discontinued operations	297	297	—	297
Deferred income taxes	7,063	6,421	—	6,421
Total liabilities associated with discontinued operations	$7,360	$6,718	$—	$6,718
——————

(1)
Reduced by $1.2 million for current period tax amortization and $5.6 million for a valuation allowance recorded as a result of the Merger, whereby we assessed the available positive and negative evidence and concluded, based on the weight of the evidence, that a valuation allowance was required on our resulting net deferred tax asset position, with an offsetting increase to additional paid-in capital in our consolidated balance sheet as of December 31, 2018. See Note 20 (“Equity”) for further details of the Merger.

(2)
During the year ended December 31, 2017 the Contract Water Treatment Business deferred tax asset was reduced by $4.6 million as a result of remeasurement due to the change in corporate tax rate from 35% to 21% enacted in the TCJA (see Note 17 (“Income Taxes”) to our Financial Statements). GAAP requires the income tax effects of changes in tax laws or rates to be reported in continuing operations and as a result, the $4.6 million adjustment is included in continuing operations in Provision for (benefit from) income taxes in our Consolidated Statement of Operations.

5. Business Acquisitions

In March 2016, the Partnership completed the March 2016 Acquisition whereby it acquired contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The $18.8 million purchase price was funded with $13.8 million in borrowings under its Former Credit Facility, a non-cash exchange of 24 Partnership compressor units for $3.2 million and the issuance of 257,000 of the Partnership’s common units for $1.8 million. In connection with this acquisition, the Partnership issued and sold to its General Partner 5,205 general partner units to maintain the General Partner’s approximate 2% general partner interest in the Partnership. During the year ended December 31, 2016, the Partnership incurred transaction costs of $0.2 million related to the March 2016 Acquisition which is reflected in other income, net in our consolidated statement of operations.

We accounted for the March 2016 Acquisition using the acquisition method which requires, among other things, assets acquired to be recorded at their fair value on the acquisition date. The following table summarizes the purchase price allocation based on the estimated fair values of the acquired assets as of the acquisition date (in thousands):

Fair Value
Property, plant and equipment	$14,929
Intangible assets	3,839
Purchase price	$18,768

The acquired property, plant and equipment primarily consisted of compressor units that will be depreciated on a straight-line basis over an estimated average remaining useful life of 15 years.

The amount of acquired finite-life intangible assets and their average useful lives were determined based on the period over which the assets are expected to contribute directly or indirectly to our future cash flows and consisted of the following (dollars in thousands):

	Amount	Average Useful Life
Contract-based intangible assets	$3,839	2.3 years

The results of operations attributable to the assets acquired in the March 2016 Acquisition have been included in our consolidated financial statements as part of our contract operations segment since the date of acquisition.

Pro forma financial information is not presented for the March 2016 Acquisition as it is immaterial to our reported results.

6. Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2018	2017
Parts and supplies	$65,645	$72,528
Work in progress	10,688	18,163
Inventory	$76,333	$90,691

During the years ended December 31, 2018, 2017 and 2016 we recorded write-downs to inventory of $1.6 million, $2.4 million and $3.2 million, respectively, for inventory considered to be excess, obsolete or carried at an amount above net realizable value.

7. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2018	2017
Compression equipment, facilities and other fleet assets	$3,323,465	$3,192,363
Land and buildings	47,067	45,754
Transportation and shop equipment	103,766	100,133
Computer hardware and software	92,174	90,296
Other	11,880	12,419
Property, plant and equipment	3,578,352	3,440,965
Accumulated depreciation	(1,407,314)	(1,364,038)
Property, plant and equipment, net	$2,171,038	$2,076,927

Depreciation expense was $158.4 million, $170.8 million and $191.1 million during the years ended December 31, 2018, 2017 and 2016, respectively. Assets under construction of $55.4 million and $67.9 million at December 31, 2018 and 2017, respectively, were primarily included in compression equipment.

8. Contract Costs

We capitalize incremental costs to obtain a contract with a customer if we expect to recover those costs. Capitalized costs include commissions paid to our sales force to obtain contract operations contracts. We have applied the practical expedient to expense commissions paid for sales of service contracts and OTC parts and components within our aftermarket services segment as the amortization period is less than one year. As of December 31, and January 1, 2018, we recorded contract costs of $4.2 million and $2.3 million, respectively, associated with sales commissions.

We capitalize costs incurred to fulfill a contract if those costs relate directly to a contract, enhance resources that we will use in satisfying performance obligations and if we expect to recover those costs. Capitalized costs incurred to fulfill our customer contracts include freight charges to transport compressor assets before transferring services to the customer and mobilization activities associated with our contract operations services. As of December 31, and January 1, 2018, we recorded contract costs of $34.8 million and $19.2 million, respectively, associated with freight and mobilization.

Contract operations costs are amortized based on the transfer of service to which the assets relate, which is estimated to be 36 months based on average contract term, including anticipated renewals. We assess periodically whether the 36-month estimate fairly represents the average contract term and adjust as appropriate. Aftermarket services fulfillment costs are recognized based on the percentage-of-completion method applicable to the customer contract. Contract costs associated with commissions are amortized to SG&A. Contract costs associated with freight and mobilization are amortized to cost of sales (excluding depreciation and amortization). During the year ended December 31, 2018, we amortized $1.5 million related to commissions and $13.4 million related to freight and mobilization. During the year ended December 31, 2018, no impairment loss was recorded in relation to the costs capitalized.

9. Intangible Assets, net

Intangible assets include customer relationships and contracts associated with various business and asset acquisitions. These acquired intangible assets were recorded at fair value determined as of the acquisition date and are being amortized over the period we expect to benefit from the assets. Intangible assets, net consisted of the following (in thousands):

	December 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related (10-25 year life)	$107,008	$(69,678)	$107,008	$(64,887)
Contract based (5-7 year life)	64,556	(49,516)	68,395	(41,644)
Intangible assets	$171,564	$(119,194)	$175,403	$(106,531)

Amortization expense of intangible assets totaled $16.5 million, $17.8 million and $17.9 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2019	$13,047
2020	9,562
2021	4,687
2022	3,496
2023	3,251
Thereafter	18,327
Total	$52,370

10. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued salaries and other benefits	$24,252	$27,246
Accrued income and other taxes	11,820	15,661
Accrued interest	11,999	13,138
Derivative liability - current	—	134
Accrued other liabilities	30,926	14,937
Accrued liabilities	$78,997	$71,116

11. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2018	2017
Credit Facility	$—	$56,000
Partnership Credit Facility	839,500	674,306

Partnership’s 6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(1,789)	(2,523)
Less: Deferred financing costs, net of amortization	(2,311)	(3,338)
	345,900	344,139

Partnership’s 6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(2,766)	(3,441)
Less: Deferred financing costs, net of amortization	(3,133)	(3,951)
	344,101	342,608
Long-term debt	$1,529,501	$1,417,053

Archrock Credit Facility

On April 26, 2018, in connection with the Merger and Amendment No. 1, the Archrock Credit Facility was terminated. Upon termination, we repaid $63.2 million in borrowings and accrued and unpaid interest and fees outstanding. All commitments under the Archrock Credit Facility were terminated and the $15.4 million of letters of credit outstanding under the Archrock Credit Facility were converted to letters of credit under the Partnership Credit Facility. As a result of the termination, we recorded a debt extinguishment loss of $2.5 million.

At December 31, 2017, the weighted average annual interest rate, excluding the effect of interest rate swaps, on the outstanding balance under the Archrock Credit Facility was 3.3%. During the year ended December 31, 2017, we incurred $0.7 million in commitment fees on the daily unused amount of the Archrock Credit Facility. We incurred $0.2 million in commitment fees in 2018 prior to the facility’s termination and were in compliance with all covenants under the Archrock Credit Facility through its closing.

As the result of delayed quarterly filings in 2016, on May 10, 2016, July 21, 2016, September 21, 2016 and December 9, 2016 we entered into amendments to the Archrock Credit Facility whereby the deadline to deliver our delayed reports and related covenant compliance certificates to the lenders was extended and the lenders waived, among other things, certain potential events of default and requirements under the facility agreement. On February 14, 2017, prior to the extended deadline, we delivered our delayed 2016 quarterly reports and the related compliance certificates to the lenders. We incurred $0.7 million in transaction costs related to these amendments during the year ended December 31, 2016 which were included in other long-term assets in our consolidated balance sheets.

Partnership Credit Facility

The Partnership Credit Facility will mature on March 30, 2022 except that if any portion of the Partnership’s 6% senior notes due April 2021 are outstanding as of December 2, 2020, it will instead mature on December 2, 2020. In March 2017, the Partnership incurred $14.9 million in transaction costs related to the formation of the Partnership Credit Facility which were included in other long-term assets in our consolidated balance sheets and are being amortized over the term of the facility. Concurrent with entering into the Partnership Credit Facility, the Partnership terminated its Former Credit Facility, and all commitments under the facility, and repaid $648.4 million in borrowings and accrued and unpaid interest and fees outstanding. As a result of the termination, the Partnership expensed $0.6 million of unamortized deferred financing costs, which were included in interest expense in our consolidated statements of operations, and recorded a debt extinguishment loss of $0.3 million.

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

The Partnership incurred $3.3 million in transaction costs related to Amendment No. 1 which were included in other long-term assets in our consolidated balance sheet and are being amortized over the term of the Partnership Credit Facility.

Subject to certain conditions, including the approval by the lenders, the Partnership is able to increase the aggregate commitments under the Partnership Credit Facility by up to an additional $250.0 million. Portions of the Partnership Credit Facility up to $50.0 million will be available for the issuance of swing line loans.

The Partnership Credit Facility bears interest at a base rate or LIBOR, at the Partnership’s option, plus an applicable margin. Depending on the Partnership’s leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 3.25% and (ii) in the case of base rate loans, from 1.00% to 2.25%. The base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) one-month LIBOR plus 1.00%. At December 31, 2018, the applicable margin on amounts outstanding was 2.7%. The weighted average annual interest rate at December 31, 2018 and 2017 on the outstanding balance under the facility, excluding the effect of interest rate swaps, was 5.4% and 4.8%, respectively.

Additionally, the Partnership is required to pay commitment fees based on the daily unused amount of the Credit Facility in an amount, depending on its leverage ratio, ranging from 0.375% to 0.50%. The Partnership incurred $2.1 million, $2.1 million and $1.4 million in commitment fees on the daily unused amount of its facilities during the years ended December 31, 2018, 2017 and 2016, respectively.

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

A material adverse effect on the Partnership’s assets, liabilities, financial condition, business or operations that, taken as a whole, impacts its ability to perform its obligations under the Partnership Credit Facility agreement, could lead to a default under that agreement. A default under one of the Partnership’s debt agreements would trigger cross-default provisions under the Partnership’s other debt agreements, which would accelerate its obligation to repay its indebtedness under those agreements. As of December 31, 2018, the Partnership was in compliance with all financial covenants under the Partnership Credit Facility agreement.

As of December 31, 2018, the Partnership had $15.2 million outstanding letters of credit under the Partnership Credit Facility and undrawn capacity of $395.3 million. As a result of the ratio requirements above, $391.6 million of the $395.3 million of undrawn capacity was available for additional borrowings as of December 31, 2018. As of December 31, 2018, the Partnership was in compliance with all covenants under the Partnership Credit Facility agreement.

During the year ended December 31, 2016, the Partnership incurred transaction costs of $1.7 million and expensed $0.4 million of unamortized deferred financing costs related to an amendment to the Former Credit Facility which were reflected in other long-term assets in our consolidated balance sheet and interest expense in our consolidated statement of operations, respectively.

Notes

The Notes are guaranteed on a senior unsecured basis by all of the Partnership’s existing subsidiaries (other than Archrock Partners Finance Corp., which is a co-issuer of the Partnership’s 6% Senior Notes due April 2021) and certain of the Partnership’s future subsidiaries. The Notes and the guarantees, respectively, are the Partnership’s and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of the Partnership’s and the guarantors’ other senior obligations and are effectively subordinated to all of the Partnership’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. Guarantees by the Partnership’s subsidiaries are full and unconditional, subject to customary release provisions, and constitute joint and several obligations. The Partnership has no assets or operations independent of its subsidiaries and there are no significant restrictions upon its subsidiaries’ ability to distribute funds to the Partnership.

Partnership’s 6% Senior Notes Due April 2021

In March 2013, the Partnership issued $350.0 million aggregate principal amount of 6% senior notes due April 2021. These notes were issued at an original issuance discount of $5.5 million, which is being amortized at an effective interest rate of 6.25% over their term. In January 2014, holders of these notes exchanged their notes for registered notes with the same terms.

The Partnership may redeem all or a part of these notes at redemption prices (expressed as percentages of principal amount) equal to 101.5% for the 12-month period beginning on April 1, 2018 and 100.0% for the 12-month period beginning on April 1, 2019 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date.

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

On or after April 1, 2018, the Partnership may redeem all or a part of these notes at redemption prices (expressed as percentages of principal amount) equal to 103.0% for the 12-month period beginning on April 1, 2018, 101.5% for the 12-month period beginning on April 1, 2019 and 100.0% for the 12-month period beginning on April 1, 2020 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date.

Long-Term Debt Maturity Schedule

Contractual maturities of long-term debt, excluding interest to be accrued, at December 31, 2018 were as follows (in thousands):

2019	$—
2020	—
2021 (1)	350,000
2022 (1)	1,189,500
2023	—
Total debt (1)	$1,539,500

——————

(1)
Includes the full face value of the Notes and has not been reduced by the aggregate unamortized discount of $4.6 million and the aggregate unamortized deferred financing costs of $5.4 million as of December 31, 2018.

12. Derivatives

We are exposed to market risks associated with changes in the variable interest rate of the Partnership Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes.

At December 31, 2018, the Partnership was a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates (in millions):

Expiration Date	Notional Value
May 2019	$100
May 2020	100
March 2022	300
$500

The counterparties to the derivative agreements are major financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us. The Partnership has no specific collateral posted for its derivative instruments.

We have designated these interest rate swaps as cash flow hedging instruments and so any change in their fair value is recognized as a component of other comprehensive income (loss) until the hedged transaction affects earnings. At that time, amounts are reclassified into earnings to interest expense, the same statement of operations line item to which the earnings effect of the hedged item is recorded. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities.

We expect the hedging relationship to be highly effective as the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate. Prior to adoption of ASU 2017-12, we performed quarterly calculations to determine whether the swap agreements continued to be highly effective at achieving offsetting changes in cash flows attributable to the hedged risk. Upon adoption of ASU 2017-12, we perform quarterly qualitative prospective and retrospective hedge effectiveness assessments unless facts and circumstances related to the hedging relationships change such that we can no longer assert qualitatively that the cash flow hedge relationships were and continue to be highly effective. We estimate that $3.2 million of the deferred pre-tax gain attributable to interest rate swaps included in accumulated other comprehensive income (loss) at December 31, 2018 will be reclassified into earnings as interest income at then-current values during the next 12 months as the underlying hedged transactions occur.

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

As of December 31, 2018, the weighted average effective fixed interest rate on the interest rate swaps was 1.8%.

The following table presents the effect of the derivative instruments designated as cash flow hedging instruments on our consolidated balance sheets (in thousands):

	Fair Value Asset (Liability)
	December 31, 2018	December 31, 2017
Other current assets	$3,185	$186
Other long-term assets	4,122	4,490
Accrued liabilities	—	(134)
	$7,307	$4,542

The following tables present the effect of the derivative instruments designated as cash flow hedging instruments on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2018	2017	2016
Pre-tax gain (loss) recognized in other comprehensive income (loss)	$3,512	$5,553	$(3,069)
Pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	617	(3,209)	(4,698)

Year Ended December 31, 2018
Total amount of interest expense in which the effects of cash flow hedges are recorded	$93,328
Amount of gain reclassified from accumulated other comprehensive income into interest expense	1,283

See Note 1 (“Organization and Summary of Significant Accounting Policies”), Note 13 (“Fair Value Measurements”) and Note 21 (“Accumulated Other Comprehensive Income (Loss)”) for further details on our derivative instruments.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a quarterly basis, our interest rate swaps are valued based on the income approach (discounted cash flow) using market observable inputs, including LIBOR forward curves. These fair value measurements are classified as Level 2.

The following table presents our interest rate swaps asset and liability measured at fair value on a recurring basis, with pricing levels as of the date of valuation (in thousands):

	December 31,
	2018	2017
Interest rate swaps asset	$7,307	$4,676
Interest rate swaps liability	—	(134)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the years ended December 31, 2018 and 2017, we recorded non-recurring fair value measurements related to our idle and previously-culled compressor units. Our estimate of the compressor units’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our impaired compressor units was $2.3 million and $2.6 million at December 31, 2018 and 2017, respectively. See Note 14 (“Long-Lived Asset Impairment”) for further details.

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

The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets and is considered a Level 2 measurement. The following table summarizes the carrying amount and fair value of our fixed rate debt (in thousands):

	December 31,
	2018	2017
Carrying amount of fixed rate debt (1)	$690,001	$686,747
Fair value of fixed rate debt	674,000	702,000
——————

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 11 (“Long-Term Debt”).

14. Long-Lived Asset Impairment

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

The following table presents the results of our impairment review as recorded in our contract operations segment (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Idle compressor units retired from the active fleet	310	325	655
Horsepower of idle compressor units retired from the active fleet	115,000	100,000	262,000
Impairment recorded on idle compressor units retired from the active fleet	$28,127	$26,287	$76,693
Additional impairment recorded on available-for-sale compressor units previously culled	$—	$—	$10,742

In addition to the impairment discussed above, $2.9 million of property, plant and equipment was impaired during the year ended December 31, 2017 as the result of physical asset observations and other events that indicated the carrying values of the assets, which were comprised of approximately 7,000 horsepower of idle compressor units, were not recoverable and $0.8 million of leasehold improvements and furniture and fixtures that were impaired in connection with the relocation of our corporate office. See Note 16 (“Corporate Office Relocation”) for further details.

15. Restructuring and Other Charges

As discussed in Note 4 (“Discontinued Operations”), we completed the Spin-off in 2015. During the years ended December 31, 2017 and 2016, we incurred $1.4 million and $3.6 million, respectively, of costs for retention benefits associated with the Spin-off that were directly attributable to Archrock. The restructuring charges associated with the Spin-off are not directly attributable to our reportable segments because they primarily represent costs incurred within the corporate function. No such costs were incurred subsequent to December 31, 2017. Total costs incurred related to these Spin-off-related restructuring charges in 2015 through 2017 were $9.1 million.

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

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the years ended December 31, 2016 and 2017 (in thousands):

	Spin-off	Cost Reduction Plan	Total
Balance at January 1, 2016	$855	$—	$855
Additions for costs expensed	3,573	13,328	16,901
Less: non-cash expense(1)	(1,828)	—	(1,828)
Reductions for payments	(1,888)	(13,328)	(15,216)
Balance at December 31, 2016	$712	$—	$712
Additions for costs expensed	1,386	—	1,386
Less: non-cash expense(1)	(997)	—	(997)
Reductions for payments	(1,101)	—	(1,101)
Balance at December 31, 2017	$—	$—	$—
——————

(1)	Includes non-cash retention benefits associated with the Spin-off to be settled in Archrock stock.

The following table summarizes the components of charges included in restructuring and other charges in our consolidated statements of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Retention and severance benefits	$1,386	$12,374
Consulting services	—	4,527
Total restructuring and other charges	$1,386	$16,901

16. Corporate Office Relocation

During the year ended December 31, 2017, we recorded $2.1 million in charges associated with the relocation of our corporate headquarters during the third quarter of 2017. These charges were reflected in SG&A and included accelerated expense associated with the contractual lease payments of our former corporate office, which were made through the end of the lease term in the first quarter of 2018, and relocation costs to move our corporate office. Additionally, leasehold improvements and furniture and fixtures were impaired in the third quarter of 2017 and are reflected in long-lived asset impairment in our consolidated statements of operations (see Note 14 (“Long-Lived Asset Impairment”)). We did not incur additional costs as a result of the relocation subsequent to September 30, 2017.

The following table summarizes the changes to our accrued liability balance related to our corporate office relocation (in thousands):

	Year ended December 31,
	2018	2017
Beginning balance	$583	$—
Additions for costs expensed	—	2,113
Less non-cash expense (1)	—	(613)
Reductions for payments	(583)	(917)
Ending balance	$—	$583
——————

(1)
Represents non-cash write-off of leasehold improvements, furniture and fixtures and the net liability associated with the straight-line expense associated with the lease of our former corporate office.

The following table summarizes our corporate office relocation costs by category (in thousands):

Year Ended December 31, 2017
Remaining lease costs	$1,258
Impairment of leasehold improvements and furniture and fixtures	795
Relocation costs	60
Total corporate relocation costs	$2,113

17. Income Taxes

Tax Cuts and Jobs Act

In December 2017, the TCJA was enacted and significantly reformed the Code. The TCJA included a number of U.S. tax law changes which impact us, most notably the reduction in the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017.

The SEC staff issued guidance on accounting for the tax effects of the TCJA that provided a one-year measurement period for companies to complete their accounting for the income tax impact from the TCJA enactment. As of December 31, 2017, we had not finalized our accounting for the tax effects of the TCJA; however, in accordance with the SEC staff guidance, because we were able to determine a reasonable estimate, we recorded a provisional estimate in our financial statements as described below.

In connection with our initial analysis of the TCJA, we remeasured our deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future. At December 31, 2017, we recorded a provisional amount for the effects of the TCJA which resulted in a $53.4 million tax benefit to our provision for income taxes in our consolidated statement of operations. This amount consisted of a $57.7 million tax benefit due to reducing our continuing operations net deferred tax liability, a $4.6 million tax detriment due to reducing our discontinued operations deferred tax asset and a $0.3 million tax benefit due to reducing our other comprehensive income net deferred tax liability. During the third quarter of 2018, our analysis of the impact of the TCJA was complete and there were no material changes to the provisional amount recorded at December 31, 2017. Future guidance and additional information and interpretations with respect to the TCJA could impact our tax provision in future years.

Current and Deferred Tax Provision

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current tax provision (benefit):
U.S. federal	$—	$(1,495)	$—
State	912	172	352
Total current	$912	$(1,323)	$352

Deferred tax provision (benefit):
U.S. federal	$6,197	$(67,443)	$(21,287)
State	(959)	7,683	(3,669)
Total deferred	$5,238	$(59,760)	$(24,956)

Provision for (benefit from) income taxes	$6,150	$(61,083)	$(24,604)

The provision for (benefit from) income taxes for the years ended December 31, 2018, 2017 and 2016 resulted in effective tax rates on continuing operations of 17.4%, 143.3% and 27.5%, respectively. The following table reconciles these effective tax rates to the U.S. statutory rate of 21%, the rate in effect during 2018, and 35%, the rate in effect during 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018		2017		2016
Income taxes at U.S. federal statutory rate	$7,415		$(14,917)		$(31,297)
Net state income taxes	1,570		(4,693)	(2)	416
Tax Cuts and Jobs Act	—		(53,442)	(3)	—
Noncontrolling interest	(1,793)		(1,091)		3,204
Unrecognized tax benefits	(1,443)	(1)	9,566	(4)	(2,078)
Valuation allowances and write off of tax attributes	(58)		247		85
Indemnification revenue / expense	(44)		692		3,006
Executive compensation limitation	977		2,433		856
Stock	(455)		(858)	(5)	—
Other	(19)		980		1,204
Provision for (benefit from) income taxes	$6,150		$(61,083)		$(24,604)
——————

(1)	Reflects a decrease in our uncertain tax benefit, net of federal benefit, due to the settlement of tax audits and the expiration of a statute of limitations.

(2)	Includes a deferred state release, net of federal benefit, of $3.7 million due to the remeasurement of our uncertain tax benefits.

(3)	See “Tax Cuts and Jobs Act” above for further details.

(4)	Reflects an increase in our uncertain tax benefit, net of federal benefit, due to appellate court decisions in 2017 which required us to remeasure certain of our uncertain tax positions.

(5)	Reflects the impact of adopting ASU 2016-09.

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

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$82,259	$53,950
Accrued liabilities	5,726	6,407
Other	9,407	5,181
	97,392	65,538
Valuation allowances	(45,439)	(300)
Total deferred tax assets	$51,953	$65,238

Deferred tax liabilities:
Property, plant and equipment	$(10,763)	$(17,999)
Basis difference in the Partnership	(35,604)	(143,322)
Other	(4,172)	(1,860)
Total deferred tax liabilities	(50,539)	(163,181)
Net deferred tax asset (liability) (1)	$1,414	$(97,943)
——————

(1)
The 2018 net deferred tax asset includes a $4.2 million deferred tax asset, which is reflected in other long-term assets in our consolidated balance sheets, and a $2.8 million deferred tax liability, which is reflected in deferred income taxes. The 2017 net deferred tax liability is presented as deferred income taxes in our consolidated balance sheets.

Both the 2017 and 2018 balances are based on a U.S. federal tax rate of 21%.

Tax Attributes and Valuation Allowances

Pursuant to Sections 382 and 383 of the Code, utilization of loss and credit carryforwards are subject to annual limitations due to any ownership changes of 5% owners. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Hanover/Universal merger in 2007 resulted in such an ownership change but the Spin-off in 2015 did not result in such an ownership change for Archrock. In 2018, the common stock we issued in the Merger caused a new ownership change to occur for Archrock. The limitations from this ownership change may cause us to pay U.S. federal income taxes earlier; however, we do not currently expect that any loss carryforwards or credit carryforwards will expire as a result of any 382 or 383 limitations. Our ability to utilize loss carryforwards and credit carryforwards against future U.S. federal taxable income and future U.S. federal income tax may be limited in the future if we have another 50% or more ownership change in our 5% shareholders.

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

Due to the change in ownership and tax step up from the consideration given in the Merger, we recorded a $156.0 million deferred tax asset which resulted in an overall $52.2 million net deferred tax asset, of which $46.6 million and $5.6 million related to continuing operations and discontinued operations, respectively. We evaluated the realizability of our resulting net deferred tax asset position by assessing the available positive and negative evidence. As of December 31, 2018, we had incurred a three-year cumulative book loss which outweighed the positive evidence of projected future taxable income. Based on the weight of the evidence, we concluded that a $50.8 million valuation allowance was required, of which $45.2 million and $5.6 million were recorded to continuing operations and discontinued operations, respectively. The tax impact from the Merger was accounted for as an equity transaction and so the valuation allowance was recorded as a decrease to additional paid-in capital. Changes to the valuation allowance in subsequent annual periods will be reflected in the statement of operations.

At December 31, 2018, we had U.S. federal and state NOL carryforwards of $357.3 million and $143.9 million, respectively, included in our NOL deferred tax asset that are available to offset future taxable income. If not used, the federal and state carryforwards will begin to expire in 2025 and 2020, respectively. Additionally, $115.4 million of the U.S. federal and $23.5 million of state NOL carryforwards have no expiration date. In connection with the state NOL deferred tax asset we recorded a valuation allowance of $0.2 million as of December 31, 2018.

Stock

Employee share-based compensation attributable to the exercise of stock options and vesting of restricted stock is deductible by us for tax purposes.

Prior to the adoption of ASU 2016-09

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

Subsequent to the adoption of ASU 2016-09

The additional tax benefit associated with tax stock deductions that exceeds the previously accrued deferred tax benefit is recognized discretely in the period it occurs regardless of its impact on current taxes payable. Upon the adoption of ASU 2016-09, we recognized the $0.6 million post-2005 tax benefit in our NOL deferred tax asset and released the valuation allowance on our pre-2006 tax benefit. The tax impact of both adjustments, as well as the forfeiture modifications, was reported as a $1.2 million cumulative effect adjustment to retained earnings.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (including discontinued operations) is shown below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$21,400	$9,665	$11,998
Additions based on tax positions related to current year	1,893	2,002	271
Additions based on tax positions related to prior years(1)	450	9,887	862
Reductions based on settlement payments to (refunds from) government authorities	(3,461)	(154)	(3,466)
Reductions based on tax positions related to prior years	(20)	—	—
Reductions based on lapse of statute of limitations	(702)	—	—
Ending balance	$19,560	$21,400	$9,665
——————

(1)	Appellate court decisions during the year ended December 31, 2017 required us to remeasure certain of our uncertain tax positions and increase our unrecognized tax benefit for these positions in 2017.

We had $19.6 million, $21.4 million and $9.7 million of unrecognized tax benefits at December 31, 2018, 2017 and 2016, respectively, of which $8.8 million, $9.6 million and $3.1 million, respectively, would affect the effective tax rate if recognized. Also included in the balance of unrecognized tax benefits at December 31, 2018, 2017 and 2016 are $6.9 million, $6.4 million and $6.6 million, respectively, which would be reflected in income from discontinued operations, net of tax if recognized.

We recorded $2.2 million, $1.6 million and $0.2 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions (including discontinued operations) in our consolidated balance sheets as of December 31, 2018, 2017 and 2016, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense. During the years ended December 31, 2018 and 2017, we recorded $0.7 million and $1.4 million, respectively, of potential interest expense and penalties in our consolidated statements of operations. We recorded an immaterial amount of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions in our consolidated statement of operations during the year ended December 31, 2016.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of December 31, 2018 and 2017, we recorded a $7.1 million and $6.4 million indemnification asset (including penalties and interest), respectively, related to unrecognized tax benefits in our consolidated balance sheets.

We and our subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in numerous state jurisdictions. U.S. federal income tax returns are generally subject to examination for up to three years after filing the returns. Due to our NOL carryforwards, our U.S. federal income tax returns can be examined back to the inception of our NOL carryforwards, therefore expanding our examination period beyond 20 years. During the second quarter of 2017, the IRS commenced an examination of our U.S. federal income tax return for the 2014 tax year. During the third quarter of 2018, the IRS expanded the audit to include the 2015 tax year. Due to this audit being related to tax periods that commenced prior to the Spin-off, Exterran Corporation is also involved in this audit. We do not expect any tax adjustments from this audit to have a material impact on our consolidated financial position or consolidated results of operations.

State income tax returns are generally subject to examination for a period of three to five years after filing the returns. However, the state impact of any U.S. federal audit adjustments and amendments remains subject to examination by various states for up to one year after formal notification to the states. We are currently involved in several state audits. During 2018 and 2016, we settled certain state audits which resulted in refunds of $1.7 million and $5.6 million, respectively, and reductions in previously-accrued uncertain tax benefits of $3.5 million in each year. As of December 31, 2018, we did not have any state audits underway that we believe would have a material impact on our consolidated financial position or consolidated results of operations.

As of December 31, 2018, we believe it is reasonably possible that approximately $3 million to $7 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to December 31, 2019 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from this estimate.

18. Stock-Based Compensation

During the years ended December 31, 2018, 2017 and 2016 we recognized stock based compensation expense in our results of operations of $8.5 million, $10.0 million and $9.9 million, respectively, related to stock options, restricted stock units, performance units, phantom units and the employee stock purchase plan. We have made a policy election to account for forfeitures as they occur.

Stock Incentive Plan

In April 2013, we adopted the 2013 Plan to provide for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, other stock-based awards and dividend equivalent rights to employees, directors and consultants of Archrock. The 2013 Plan is administered by the compensation committee of our board of directors. Under the 2013 Plan, the maximum number of shares of common stock available for issuance pursuant to awards is 10,100,000. An additional 2,832,994 shares were registered for issuance under the 2013 Plan pursuant to the terms of the Merger. Each option and stock appreciation right granted counts as one share against the aggregate share limit, and any share subject to a stock settled award other than a stock option, stock appreciation right or other award for which the recipient pays intrinsic value counts as 1.75 shares against the aggregate share limit. Shares subject to awards granted under the 2013 Plan that are subsequently canceled, terminated, settled in cash or forfeited (excluding shares withheld to satisfy tax withholding obligations or to pay the exercise price of an option) are, to the extent of such cancellation, termination, settlement or forfeiture, available for future grant under the 2013 Plan. Cash-settled awards are not counted against the aggregate share limit. No additional grants have been or may be made under the 2007 Plan following the adoption of the 2013 Plan. Previous grants made under the 2007 Plan will continue to be governed by that plan and the applicable award agreements.

The 2013 Plan allows us to withhold shares upon vesting of restricted stock at the then current market price to cover taxes required to be withheld on the vesting date. We withheld 167,382 shares from participants valued at $1.8 million during 2018 to cover tax withholding.

The compensation committee of our board of directors generally establishes its schedule for making annual long-term incentive awards, consisting of a combination of restricted shares and performance units vesting over multiple years, to our named executive officers several months in advance and does not make such awards based on knowledge of material nonpublic information. Although the compensation committee of our board of directors has historically granted awards on a regular, predictable cycle - after earnings information has been disseminated to the marketplace - such awards may be granted at other times during the year, as determined in the sole discretion of the compensation committee.

Stock Options

Stock options are granted at fair market value at the grant date, are exercisable according to the vesting schedule established by the compensation committee of our board of directors in its sole discretion and expire no later than seven years after the grant date. Stock options generally vest one-third per year on each of the first three anniversaries of the grant date, subject to continued service through the applicable vesting date. During the years ended December 31, 2018, 2017, and 2016 we did not grant any stock options.

The following table presents stock option activity during the year ended December 31, 2018:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, January 1, 2018	489	$12.28
Exercised (1)	(249)	6.55
Canceled	(86)	16.06
Options outstanding and exercisable, December 31, 2018	154	19.40	1.6	$—
——————

(1)	Includes non-cash exercise of 219,000 options with a weighted average exercise price of $6.25.

Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the years ended December 31, 2018 and 2017 was $0.8 million and $0.3 million, respectively. There were no options exercised during the year ended December 31, 2016.

Restricted Stock, Restricted Stock Units, Performance-Based Restricted Stock Units, Cash-Settled Restricted Stock Units and Cash-Settled Performance Units

For grants of restricted stock and restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the grant date. Our restricted stock and restricted stock units include rights to receive dividends or dividend equivalents. We remeasure the fair value of cash-settled restricted stock units and cash-settled performance units and record a cumulative adjustment of the expense previously recognized. Our obligation related to the cash-settled restricted stock units and cash settled performance units is reflected as a liability in our consolidated balance sheets. Restricted stock, restricted stock units, cash-settled restricted stock units and cash-settled performance units generally vest one-third per year on dates as specified in the applicable award agreement, subject to continued service through the applicable vesting date.

We also grant performance-based restricted stock units, which in addition to service conditions, have a market based condition which determines the number of restricted stock units and dividend equivalents earned. The market condition is based on our total shareholder return ranked against that of a predetermined peer group over a three year performance period. The awards vest in their entirety on a date specified in the award agreement in the year following the conclusion of the performance period. The fair value of the performance-based restricted stock units, incorporating the market condition, is estimated on the grant date using a Monte Carlo simulation model. Expected volatilities for us and each peer company utilized in the model were estimated using a historical period consistent with the remaining performance period as of the grant date of 2.83 years. The risk-free interest rate was based on the yield on U.S. Treasury Separate Trading of Registered Interest and Principal Securities for a term consistent with the remaining performance period resulting in a rate of 2.36%. The dividend yield used was 0.0% to approximate accumulation of earnings. The grant-date fair value of the performance-based restricted stock units granted during the year ended 2018 was $13.46.

The following table presents restricted stock, restricted stock unit, performance-based restricted stock unit, cash-settled restricted stock unit and cash- settled performance unit activity during the year ended December 31, 2018:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested awards, January 1, 2018	1,440	$10.39
Granted (1)	1,148	9.66
Converted (2)	140	7.03
Vested (3)	(781)	10.44
Canceled	(219)	9.79
Non-vested awards, December 31, 2018 (4)	1,728	9.68
——————

(1)	The weighted-average grant-date fair value of shares granted during the years ended December 31, 2018, 2017 and 2016 was $9.66, $12.95 and $6.09, respectively.

(2)
Reflects conversion of Partnership phantom units into Archrock restricted stock units pursuant to the Merger See “Partnership Long-Term Incentive Plan” section below for detail regarding the conversion of awards.

(3)	The total fair value of all awards vested during the years ended December 31, 2018, 2017 and 2016 was $8.2 million, $10.8 million and $6.0 million, respectively.

(4)
Non-vested awards as of December 31, 2018 are comprised of 216,000 cash-settled restricted stock units and cash-settled performance units and 1,512,000 restricted shares, stock-settled restricted stock units and performance-based restricted stock units.

As of December 31, 2018, we expect $10.7 million of unrecognized compensation cost related to unvested restricted stock, stock-settled restricted stock units, performance units, cash-settled restricted stock units and cash-settled performance units to be recognized over the weighted-average period of 2.2 years. Cash paid upon vesting of cash settled restricted stock units during the years ended December 31, 2018, 2017 and 2016 was $1.1 million, $1.8 million and $0.6 million, respectively.

Employee Stock Purchase Plan

In February 2017, we adopted, and in April 2017 our stockholders approved, the ESPP, which is intended to provide employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. Each quarter, an eligible employee may elect to withhold a portion of his or her salary up to the lesser of $25,000 per year or 10% of his or her eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as defined by the plan. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. The maximum number of shares of common stock available for purchase under the ESPP is 1,000,000. As of December 31, 2018, 871,203 shares remained available for purchase under the ESPP. Our ESPP is compensatory and, as a result, we record an expense in our consolidated statements of operations related to the ESPP. The purchase discount under the ESPP is 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.

Directors’ Stock and Deferral Plan

On August 20, 2007, we adopted the Archrock, Inc. Directors’ Stock and Deferral Plan to provide non-employee members of the board of directors with an opportunity to elect to receive our common stock as payment for a portion or all of their retainer and meeting fees. The number of shares paid each quarter is determined by dividing the dollar amount of fees elected to be paid in common stock by the closing sales price per share of the common stock on the last day of the quarter. In addition, directors who elect to receive a portion or all of their fees in the form of common stock may also elect to defer, until a later date, the receipt of a portion or all of their fees to be received in common stock. We have reserved 100,000 shares under the Directors’ Stock and Deferral Plan and, as of December 31, 2018, 48,022 shares remained available to be issued under the plan.

Partnership Long-Term Incentive Plan

In April 2017, the Partnership adopted the 2017 Partnership LTIP to provide for the benefit of employees, directors and consultants of the Partnership, us and our respective affiliates. The 2017 Partnership LTIP provided for the issuance of unit options, unit appreciation rights, restricted units, phantom units, performance awards, bonus awards, distribution equivalent rights, cash awards and other unit based awards. Previous grants made under the 2006 Partnership LTIP continued to be governed by the 2006 Partnership LTIP and the applicable award agreements. We recognized compensation expense over the vesting period equal to the fair value of the Partnership’s common units at the grant date. Phantom units granted under the 2017 and 2006 LTIP may include nonforfeitable tandem distribution equivalent rights to receive cash distributions on unvested phantom units in the quarter in which distributions are paid on common units. Phantom units generally vested one-third per year on dates as specified in the applicable award agreements subject to continued service through the applicable vesting date. During the year ended December 31, 2018, 53,091 phantom units vested with a weighted average grant date fair value per unit of $11.24.

Pursuant to the Merger, all outstanding phantom units previously granted under the 2017 and 2006 Partnership LTIP were converted into comparable awards based on Archrock’s common shares. As such, all outstanding phantom units were converted, effective as of the closing of the Merger, into Archrock restricted stock units. See Note 20 (“Equity”) for further details regarding the Merger. Each Archrock restricted stock unit will be subject to the same vesting, forfeiture and other terms and conditions applicable to the converted Partnership phantom units. Under Accounting Standards Codification Topic 718, Compensation - Stock Compensation, we determined that there was no additional compensation cost to record as the conversion of awards did not result in incremental fair value.

19. Earnings Per Share

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

Diluted income (loss) attributable to Archrock common stockholders per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options, performance-based restricted stock units and stock to be issued pursuant to our employee stock purchase plan unless their effect would be anti-dilutive.

The following table summarizes net loss attributable to Archrock common stockholders used in the calculation of basic and diluted income (loss) per common share (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income (loss) from continuing operations attributable to Archrock stockholders	$21,063	$19,007	$(54,129)
Loss from discontinued operations, net of tax	—	(54)	(426)
Net income (loss) attributable to Archrock stockholders	21,063	18,953	(54,555)
Less: Net income attributable to participating securities	(815)	(681)	(630)
Net income (loss) attributable to Archrock common stockholders	$20,248	$18,272	$(55,185)

The following table shows the potential shares of common stock that were included in computing diluted loss attributable to Archrock common stockholders per common share (in thousands):

	Year Ended December 31,
	2018	2017	2016
Weighted average common shares outstanding including participating securities	110,843	70,860	70,468
Less: Weighted average participating securities outstanding	(1,538)	(1,308)	(1,475)
Weighted average common shares outstanding — used in basic income (loss) per common share	109,305	69,552	68,993
Net dilutive potential common shares issuable:
On exercise of options and vesting of performance-based restricted stock units	111	112	*
On the settlement of employee stock purchase plan shares	5	—	—
Weighted average common shares outstanding — used in diluted income (loss) per common share	109,421	69,664	68,993
——————

*	Excluded from diluted loss per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted income (loss) attributable to Archrock common stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	195	268	597
On exercise of options and vesting of restricted stock units	—	—	60
Net dilutive potential common shares issuable	195	268	657

20. Equity

Merger Transaction

On January 1, 2018, we entered into the Merger Agreement pursuant to which we agreed to merge the Partnership with and into our indirect wholly-owned subsidiary. On April 26, 2018, the Merger was completed and we issued 57.6 million shares of our common stock to acquire the 41.2 million common units of the Partnership not owned by us prior to the Merger at a fixed exchange ratio of 1.40 shares of our common stock for each Partnership common unit for total implied consideration of $625.3 million. Additionally, the incentive distribution rights in the Partnership, all of which we owned prior to the Merger, were canceled and ceased to exist. As a result of the Merger, the Partnership’s common units are no longer publicly traded. The Notes were not impacted by the Merger and remain outstanding.

As we controlled the Partnership prior to the Merger and continue to control the Partnership after the Merger, we accounted for the change in our ownership interest in the Partnership as an equity transaction which was reflected as a reduction of the noncontrolling interest with corresponding increases to common stock, additional paid-in capital and accumulated other comprehensive income. No gain or loss was recognized in our consolidated statements of operations as a result of the Merger.

Prior to the Merger, public unitholders held a 57% ownership interest in the Partnership and we owned the remaining 43% equity interest. The equity interests in the Partnership that were owned by the public prior to April 26, 2018 are reflected within noncontrolling interest in our consolidated balance sheet as of December 31, 2017. The earnings of the Partnership that were attributed to its common units held by the public prior to April 26, 2018 are reflected in net income (loss) attributable to the noncontrolling interest in our consolidated statements of operations.

The tax effects of the Merger were reported as adjustments to other long-term assets, long-term assets associated with discontinued operations, deferred income taxes, additional paid-in capital and other comprehensive income. Due to the change in ownership and tax step up from the consideration given in the Merger, we recorded a $156.0 million deferred tax asset which resulted in an overall $52.2 million net deferred tax asset. We evaluated the realizability of our resulting net deferred tax asset position by assessing the available positive and negative evidence and concluded, based on the weight of the evidence, that a $50.8 million valuation allowance was required. The $105.2 million net tax impact of the change in deferred tax asset and the valuation allowance was recorded as an offsetting increase to additional paid-in capital.

We incurred $10.2 million and $0.3 million of transaction costs directly attributable to the Merger during the years ended December 31, 2018 and 2017, respectively, including financial advisory, legal service and other professional fees, which were recorded to Merger-related costs on our consolidated statements of operations.

Other Transactions Related to the Partnership

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

In November 2016, we completed the November 2016 Contract Operations Acquisition whereby we sold to the Partnership contract operations customer service agreements with 63 customers and a fleet of 262 compressor units used to provide compression services under those agreements comprising approximately 147,000 horsepower, or approximately 4% (of then-available horsepower), of our and the Partnership’s combined U.S. contract operations business. Total consideration for the transaction was $85.0 million excluding transaction costs and consisted of the Partnership’s issuance to us of approximately 5.5 million common units and 111,040 general partner units.

In March 2016, the Partnership completed the March 2016 Acquisition. A portion of the $18.8 million purchase price was funded through the issuance of 257,000 of the Partnership’s common units for $1.8 million. In connection with this acquisition, the Partnership issued and sold to its General Partner 5,205 general partner units to maintain the General Partner’s approximate 2% general partner interest in the Partnership. See Note 5 (“Business Acquisitions”) for additional information.

As a result of each of the above transactions, adjustments were made to noncontrolling interest, accumulated other comprehensive income (loss), deferred income taxes and additional paid-in capital to reflect our new ownership percentage in the Partnership.

The following table presents the effects of changes in our ownership interest in the Partnership on the equity attributable to Archrock stockholders (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income (loss) attributable to Archrock stockholders	$21,063	$18,953	$(54,555)
Increase in Archrock stockholders’ additional paid-in capital for change in ownership of Partnership common units	56,845	17,638	18,464
Change from net income (loss) attributable to Archrock stockholders and transfers to noncontrolling interest	$77,908	$36,591	$(36,091)

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2018, 2017 and 2016:

	Dividends per Common Share	Total Dividends (in thousands)
2016
Q1	$0.1875	$13,052
Q2	0.0950	6,711
Q3	0.0950	6,698
Q4	0.1200	8,459

2017
Q1	$0.1200	$8,458
Q2	0.1200	8,534
Q3	0.1200	8,536
Q4	0.1200	8,536

2018
Q1	$0.1200	$8,532
Q2	0.1200	15,486
Q3	0.1320	17,114
Q4	0.1320	17,156

On January 25, 2019, our board of directors declared a quarterly dividend of $0.132 per share of common stock that was paid on February 14, 2019 to stockholders of record at the close of business on February 8, 2019.

21. Accumulated Other Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of changes in the fair value of our interest rate swap derivative instruments, net of tax, which are designated as cash flow hedges, amortization of terminated interest rate swaps and adjustments related to changes in our ownership of the Partnership.

The following table presents the changes in accumulated other comprehensive income (loss) of our derivative cash flow hedges, net of tax and excluding noncontrolling interest, during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning accumulated other comprehensive income (loss)	$1,197	$(1,678)	$(1,570)
Gain (loss) recognized in other comprehensive income (loss), net of tax provision (benefit) of $169, $793 and $(629), respectively	(659)	1,910	(1,457)
(Gain) loss reclassified from accumulated other comprehensive income (loss) to interest expense, net of tax provision (benefit) of $185, $(520) and $(726), respectively (1)	(435)	965	1,349
Merger-related adjustments (2)	5,670	—	—
Other comprehensive income (loss) attributable to Archrock stockholders	4,576	2,875	(108)
Ending accumulated other comprehensive income (loss)	$5,773	$1,197	$(1,678)
——————

(1)
Included stranded tax effects resulting from the TCJA of $0.3 million reclassified to accumulated deficit during the year ended December 31, 2018. See Note 2 (“Recent Accounting Developments”) for further detail.

(2)
Pursuant to the Merger, we reclassified a gain of $5.7 million from noncontrolling interest to accumulated other comprehensive income (loss) related to the fair value of our derivative instruments that was previously attributed to public ownership of the Partnership.

See Note 12 (“Derivatives”) for further details on our interest rate swap derivative instruments.

22. Retirement Benefit Plan

Our 401(k) retirement plan provides for optional employee contributions up to the applicable Internal Revenue Service annual limit and discretionary employer matching contributions. Through June 30, 2017 we made discretionary matching contributions to each participant’s account at a rate of (i) 100% of each participant’s first 1% of contributions plus (ii) 50% of each participant’s contributions up to the next 5% of eligible compensation. Beginning July 1, 2017, we make discretionary matching contributions to each participant’s account at a rate of 100% of each participant’s contributions up to 5% of eligible compensation. We recorded matching contributions of $6.5 million, $4.8 million and $3.8 million during the years ended December 31, 2018, 2017 and 2016, respectively.

23. Commitments and Contingencies

Rent Expense

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $6.6 million, $8.2 million and $8.9 million, respectively. Commitments for future minimum rental payments with terms in excess of one year at December 31, 2018 were as follows (in thousands):

2019	$4,317
2020	3,980
2021	3,562
2022	2,433
2023	2,170
Thereafter	11,935
Total	$28,397

Performance Bonds

In the normal course of business we have issued performance bonds to various state authorities that ensure payment of certain obligations. We have also issued a bond to protect our 401(k) retirement plan against losses caused by acts of fraud or dishonesty. The bonds have expiration dates in 2019 through the first quarter of 2020 and maximum potential future payments of $2.3 million. As of December 31, 2018, we were in compliance with all obligations to which the performance bonds pertain.

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of December 31, 2018 and 2017, we accrued $4.5 million and $1.7 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. The tax contingencies mentioned above relate to tax matters for which we are responsible in managing the audit. As of December 31, 2018 and 2017, we recorded an indemnification liability (including penalties and interest), in addition to the tax contingency above, of $2.6 million and $1.6 million, respectively, for our share of non-income based tax contingencies related to audits being managed by Exterran Corporation.

During the fourth quarter of 2018, we settled certain sales and use tax audits, which resulted in us recording an $11.3 million net benefit in our consolidated statement of operations. This net benefit was reflected as a decrease of $1.8 million, $8.9 million and $0.1 million to cost of sales (excluding depreciation and amortization), SG&A and interest expense, respectively, and an increase to other income, net of $0.5 million. As of December 31, 2018, these settlements were reflected in the consolidated balance sheets as a $15.3 million tax refund receivable offset by $4.0 million in accrued liabilities.

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

On November 16, 2018, the Texas Supreme Court issued decisions for the two remaining cases pending review, EXLP Leasing LLC & EES Leasing LLC v. Loving County Appraisal District and EES Leasing LLC & EXLP Leasing LLC v. Ward County Appraisal District. These decisions affirmed the Galveston Central Appraisal District decision and clarified that the Heavy Equipment Statutes apply to the compressors. These decisions have effectively concluded all litigation.

As a result of the rulings on the Heavy Equipment litigation thus far, all counties in which we filed petitions for review have removed our compressors from their 2018 property rolls. As of December 31, 2018, many of the petitions that we filed for tax years 2012-2017 have been closed and the remaining pending petitions are in the process of being closed.

Other

The SEC has been conducting an investigation in connection with certain previously disclosed errors and irregularities at one of our former international operations. We and Exterran Corporation have been cooperating with the SEC in the investigation of this matter. The SEC’s investigation related to the circumstances giving rise to the restatement of prior period consolidated and combined financial statements is continuing and we are presently unable to predict the duration, scope or results of the SEC’s investigation.

24. Segments

We manage our business segments primarily based on the type of product or service provided. We have two segments which we operate within the U.S.: contract operations and aftermarket services. The contract operations segment primarily provides natural gas compression services to meet specific customer requirements. The aftermarket services segment provides a full range of services to support the compression needs of customers, from part sales and normal maintenance services to full operation of a customer’s owned assets.

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes only sales to external customers.

During the years ended December 31, 2018, 2017 and 2016, Williams Partners accounted for 11%, 13% and 13%, respectively, of our contract operations and aftermarket services revenue. No other customer accounted for 10% or more of our revenue during these years.

The following table presents revenue, gross margin and capital expenditures by segment during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Contract Operations	Aftermarket Services	Segments Total	Other (1)	Total (2)
2018:
Revenue	$672,536	$231,905	$904,441	$—	$904,441
Gross margin	399,523	40,551	440,074	—	440,074
Capital expenditures	307,048	6,111	313,159	5,943	319,102

2017:
Revenue	$610,921	$183,734	$794,655	$—	$794,655
Gross margin	347,916	27,817	375,733	—	375,733
Capital expenditures	211,651	3,429	215,080	6,613	221,693

2016:
Revenue	$647,828	$159,241	$807,069	$—	$807,069
Gross margin	400,788	26,362	427,150	—	427,150
Capital expenditures	111,170	1,123	112,293	5,279	117,572
——————

(1)	Includes corporate-related items.

(2)	Excludes capital expenditures and the operating results of discontinued operations.

The following table presents assets by segment reconciled to total assets per the consolidated balance sheets (in thousands):

	December 31,
	2018	2017
Contract operations	$2,155,270	$2,063,178
Aftermarket services	92,101	104,440
Assets from segments	2,247,371	2,167,618
Other assets (1)	297,781	226,826
Assets associated with discontinued operations	7,363	13,563
Total assets	$2,552,515	$2,408,007
——————

(1)	Includes corporate-related items.

The following table reconciles total gross margin to net income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2018	2017	2016
Total gross margin	$440,074	$375,733	$427,150
Less:
Selling, general and administrative	101,563	111,483	114,470
Depreciation and amortization	174,946	188,563	208,986
Long-lived asset impairment	28,127	29,142	87,435
Restatement and other charges	19	4,370	13,470
Restructuring and other charges	—	1,386	16,901
Interest expense	93,328	88,760	83,899
Debt extinguishment loss	2,450	291	—
Merger-related costs	10,162	275	—
Other income, net	(5,831)	(5,918)	(8,590)
Income (loss) before income taxes	$35,310	$(42,619)	$(89,421)

25. Selected Quarterly Financial Data (Unaudited)

In management’s opinion, the summarized quarterly financial data below (in thousands, except per share amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our consolidated financial position and results of operations for the respective periods.

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$212,040	$226,870	$232,372	$233,159
Gross profit(1)	62,577	63,924	68,661	66,094
Long-lived asset impairment	4,710	6,953	6,660	9,804
Restatement and other charges	485	(1,076)	396	214
Debt extinguishment loss	—	2,450	—	—
Merger-related costs	4,125	5,686	182	169
Net income	2,069	4,149	9,974	12,968
Net income (loss) attributable to Archrock stockholders	(3,816)	1,937	9,974	12,968
Net income (loss) from continuing operations attributable to Archrock common stockholders per common share: Basic and diluted	(0.06)	0.02	0.08	0.10

	March 31, 2017	June 30, 2017	September 30, 2017(2)	December 31, 2017
Revenue from external customers	$189,885	$197,982	$197,853	$208,935
Gross profit(1)	42,417	49,946	39,741	52,545
Long-lived asset impairment	8,245	5,508	7,105	8,284
Restatement and other charges	801	1,920	566	1,083
Restructuring and other charges	457	366	422	141
Debt extinguishment loss	291	—	—	—
Merger-related costs	—	—	—	275
Net income (loss)	(14,013)	(4,036)	(12,683)	49,142
Net income (loss) attributable to Archrock stockholders	(11,685)	(6,687)	(10,235)	47,560
Net income (loss) from continuing operations attributable to Archrock common stockholders per common share: Basic and diluted	(0.17)	(0.10)	(0.15)	0.67
——————

(1)	Defined as revenue less cost of sales, direct depreciation and amortization and long-lived asset impairment charges.

(2)	In the third quarter of 2017, we recorded $1.3 million of corporate relocation costs included in SG&A (see Note 16 (“Corporate Office Relocation”)).

ARCHROCK, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
December 31, 2018	$1,794	$1,677	$2,019	$1,452
December 31, 2017	1,864	5,144	5,214	1,794
December 31, 2016	3,343	3,658	5,137	1,864
——————

(1)	Uncollectible accounts written off.

S-1