Form 10-Q
period 2019-03-31
Archrock, Inc.
filed 2019-04-30
CIK 1389050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Number of shares of the common stock of the registrant outstanding as of April 23, 2019: 130,332,564 shares.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2018 Form 10-K	Archrock, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018
2027 Notes	Partnership’s $500.0 million of 6.875% senior notes due April 2027, issued in March 2019
Amendment No. 1	Amendment No. 1 to Credit Agreement, dated February 23, 2018, which amended that Credit Agreement, dated as of March 30, 2017, which governs the Partnership Credit Facility
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly-owned subsidiaries
Archrock Credit Facility	Archrock’s $350 million revolving credit facility terminated in April 2018 in connection with the Merger and Amendment No.1
ASC 840 Leases	Accounting Standards Codification Topic 840 Leases
ASC 842 Leases
Accounting Standards Codification Topic 842 Leases as promulgated by Accounting Standards Update No. 2016-02 Leases (Topic 842) and further updated by Accounting Standards Updates No. 2018-11 Leases (Topic 842): Targeted Improvements and 2019-01 Leases (Topic 842) — Codification Improvements

ASU 2016-13	Accounting Standards Update No. 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2017-12	Accounting Standards Update No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
ASU 2018-02	Accounting Standards Update No. 2018-02 Income Statement — Reporting Comprehensive Income (Topic 220) — Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
ASU 2018-13	Accounting Standards Update No. 2018-13 Fair Value Measurement (Topic 820) — Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	Condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q
GAAP	U.S. generally accepted accounting principles
Merger
Transaction in which Archrock acquired all of the Partnership’s outstanding common units not already owned by Archrock pursuant to the Agreement and Plan of Merger, dated as of January 1, 2018, among Archrock and the Partnership, which was amended by Amendment No. 1 to Agreement and Plan of Merger on January 11, 2018, and which was completed and effective on April 26, 2018

OTC	Over-the-counter, as related to aftermarket services parts and components
Partnership	Archrock Partners, L.P., together with its subsidiaries
Partnership Credit Facility	Partnership’s $1.25 billion asset-based revolving credit facility due March 2022, as amended by Amendment No. 1
Revenue Recognition Update	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) and additional related standards updates
ROU	Right-of-use, as related to the new lease model under ASC 842 Leases
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
Spin-off
Spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation which was completed in November 2015

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our 2018 Form 10-K and those set forth from time to time in our filings with the SEC, which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

•	the risk that cost savings, tax benefits and any other synergies from the Merger may not be fully realized or may take longer to realize than expected;

•	conditions in the oil and natural gas industry, including the level of production of, demand for or price of oil or natural gas;

•	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	changes in economic or political conditions, including terrorism and legislative changes;

•	the inherent risks associated with our operations, such as equipment defects, impairments, malfunctions and natural disasters;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to timely and cost-effectively obtain components necessary to conduct our business;

•	employment and workforce factors, including our ability to hire, train and retain key employees;

•	our ability to implement certain business and financial objectives, such as:

–	winning profitable new business;

–	growing our asset base and enhancing asset utilization;

–	integrating acquired businesses;

–	generating sufficient cash; and

–	accessing the capital markets at an acceptable cost;

•	liability related to the use of our services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures;

•	the effectiveness of our control environment, including the identification of control deficiencies; and

•	our level of indebtedness and ability to fund our business.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCHROCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,708	$5,610
Accounts receivable, trade, net of allowance of $1,558 and $1,452, respectively	145,294	147,985
Inventory	72,463	76,333
Tax refund receivable	—	15,262
Other current assets	9,207	10,706
Current assets associated with discontinued operations	—	300
Total current assets	228,672	256,196
Property, plant and equipment, net	2,265,883	2,171,038
Operating lease ROU assets	18,490	—
Intangible assets, net	48,546	52,370
Contract costs, net	40,477	39,020
Other assets	23,727	26,828
Noncurrent assets associated with discontinued operations	8,467	7,063
Total assets	$2,634,262	$2,552,515
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$71,252	$54,939
Accrued liabilities	80,110	78,997
Deferred revenue	13,159	16,509
Current liabilities associated with discontinued operations	269	297
Total current liabilities	164,790	150,742
Long-term debt	1,582,217	1,529,501
Operating lease liabilities	17,201	—
Deferred income taxes	4,189	2,842
Other liabilities	15,106	20,793
Noncurrent liabilities associated with discontinued operations	8,467	7,063
Total liabilities	1,791,970	1,710,941
Commitments and contingencies (Note 18)
Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 136,876,352 and 135,787,509 shares issued, respectively	1,369	1,358
Additional paid-in capital	3,180,546	3,177,982
Accumulated other comprehensive income	2,548	5,773
Accumulated deficit	(2,261,452)	(2,263,677)
Treasury stock: 6,484,075 and 6,381,605 common shares, at cost, respectively	(80,719)	(79,862)
Total equity	842,292	841,574
Total liabilities and equity	$2,634,262	$2,552,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Contract operations	$182,507	$161,197
Aftermarket services	53,652	50,843
Total revenue	236,159	212,040
Cost of sales (excluding depreciation and amortization):
Contract operations	74,735	64,595
Aftermarket services	43,902	42,337
Total cost of sales (excluding depreciation and amortization)	118,637	106,932
Selling, general and administrative	28,989	27,508
Depreciation and amortization	44,106	44,455
Long-lived asset impairment	3,092	4,710
Restatement and other charges	421	485
Interest expense	23,617	22,547
Merger-related costs	180	4,125
Other income, net	(205)	(1,145)
Income before income taxes	17,322	2,423
Provision for (benefit from) income taxes	(2,407)	354
Income from continuing operations	19,729	2,069
Loss from discontinued operations, net of tax	(273)	—
Net income	19,456	2,069
Less: Net income attributable to the noncontrolling interest	—	(5,885)
Net income (loss) attributable to Archrock stockholders	$19,456	$(3,816)

Basic and diluted net income (loss) per common share attributable to Archrock common stockholders	$0.15	$(0.06)

Weighted average common shares outstanding:
Basic	128,209	69,916
Diluted	128,255	69,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$19,456	$2,069
Other comprehensive income (loss), net of tax:
Interest rate swap gain (loss), net of reclassifications to earnings	(3,225)	4,562
Amortization of terminated interest rate swaps	—	145
Total other comprehensive income (loss)	(3,225)	4,707
Comprehensive income	16,231	6,776
Less: Comprehensive income attributable to the noncontrolling interest	—	(8,854)
Comprehensive income (loss) attributable to Archrock stockholders	$16,231	$(2,078)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Archrock Stockholders
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Noncontrolling Interest
	Amount	Shares			Amount	Shares			Total
Balance at January 1, 2018	$769	76,880,862	$3,093,058	$1,197	$(76,732)	(5,930,380)	$(2,241,243)	$(41,431)	$735,618
Treasury stock purchased					(1,041)	(109,466)			(1,041)
Cash dividends ($0.120 per common share)							(8,532)		(8,532)
Shares issued in employee stock purchase plan		26,954	223						223
Stock-based compensation, net of forfeitures	9	871,981	1,600			(32,905)		(64)	1,545
Cash distribution to noncontrolling unitholders of the Partnership								(11,766)	(11,766)
Impact of adoption of Revenue Recognition Update							14,666		14,666
Impact of adoption of ASU 2017-12							383		383
Impact of adoption of ASU 2018-02				258			(258)		—
Comprehensive income (loss)
Net income (loss)							(3,816)	5,885	2,069
Interest rate swap gain, net of reclassifications to earnings				1,593				2,969	4,562
Amortization of terminated interest rate swaps				145					145
Balance at March 31, 2018	$778	77,779,797	$3,094,881	$3,194	$(77,773)	(6,072,751)	$(2,238,800)	$(44,407)	$737,873

Balance at January 1, 2019	$1,358	135,787,509	$3,177,982	$5,773	$(79,862)	(6,381,605)	$(2,263,677)	$—	$841,574
Treasury stock purchased					(857)	(87,036)			(857)
Cash dividends ($0.132 per common share)							(17,231)		(17,231)
Shares issued in employee stock purchase plan		29,728	218						218
Stock-based compensation, net of forfeitures	11	1,059,115	2,346			(15,434)			2,357
Comprehensive income (loss)
Net income							19,456		19,456
Interest rate swap gain, net of reclassifications to earnings				(3,225)					(3,225)
Balance at March 31, 2019	$1,369	136,876,352	$3,180,546	$2,548	$(80,719)	(6,484,075)	$(2,261,452)	$—	$842,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$19,456	$2,069
Adjustments to reconcile net income to cash provided by operating activities:
Loss from discontinued operations, net of tax	273	—
Depreciation and amortization	44,106	44,455
Long-lived asset impairment	3,092	4,710
Inventory write-downs	222	465
Amortization of operating lease ROU assets	712	—
Amortization of deferred financing costs	1,509	1,585
Amortization of debt discount	366	344
Amortization of terminated interest rate swaps	—	184
Interest rate swaps	(410)	257
Stock-based compensation expense	2,357	1,794
Provision for doubtful accounts	428	620
(Gain) loss on sale of assets	16	(1,195)
Deferred income tax provision (benefit)	(2,883)	295
Amortization of contract costs	5,117	2,884
Deferred revenue recognized in earnings	(12,749)	(5,171)
Changes in assets and liabilities:
Accounts receivable, trade	(3,154)	4,539
Inventory	3,724	(1,187)
Other assets	15,165	601
Contract costs	(6,574)	(8,078)
Accounts payable and other liabilities	1,131	8,091
Deferred revenue	9,467	5,395
Other	29	(202)
Net cash provided by operating activities	81,400	62,455
Cash flows from investing activities:
Capital expenditures	(132,697)	(69,972)
Proceeds from sale of property, plant and equipment	11,155	14,845
Proceeds from insurance	238	136
Net cash used in investing activities	(121,304)	(54,991)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	690,000	155,830
Repayments of long-term debt	(629,000)	(146,636)
Payments for debt issuance costs	(7,521)	(2,316)
(Payments for) proceeds from settlement of interest rate swaps that include financing elements	393	(205)
Dividends to Archrock stockholders	(17,231)	(8,532)
Distributions to noncontrolling partners in the Partnership	—	(11,766)
Proceeds from stock issued under our employee stock purchase plan	218	223
Purchases of treasury stock	(857)	(1,041)
Net cash provided by (used in) financing activities	36,002	(14,443)
Net decrease in cash and cash equivalents	(3,902)	(6,979)
Cash and cash equivalents at beginning of period	5,610	10,536
Cash and cash equivalents at end of period	$1,708	$3,557
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

We are an energy infrastructure company with a pure-play focus on midstream natural gas compression. We believe we are the leading provider of natural gas compression services to customers in the oil and natural gas industry throughout the U.S. and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. We operate in two business segments: contract operations and aftermarket services. Our contract operations services primarily include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining our owned fleet of natural gas compression equipment to provide natural gas compression services to our customers. In our aftermarket services business, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with GAAP and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our 2018 Form 10-K which contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Recent Accounting Developments

Accounting Standards Updates Implemented

Leases

ASC 842 Leases establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged. We adopted ASC 842 Leases on January 1, 2019 using the modified retrospective transition method and elected the practical expedient package to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification of any expired or existing leases and (iii) initial direct costs for any existing leases. We did not elect the practical expedient to use hindsight in determining the lease term. Adoption of ASC 842 Leases resulted in recognition of an operating lease ROU asset of $18.6 million and an operating lease liability of $20.0 million in our condensed consolidated balance sheet at January 1, 2019. The difference of $1.4 million related to accrued rent and prepaid lease payments recorded to our consolidated balance sheet as of December 31, 2018. We did not recognize any finance lease ROU assets or liabilities upon adoption of ASC 842 Leases. There was no impact to our condensed consolidated statements of operations, equity or cash flows upon adoption. Comparative information has not been recast and continues to be reported under the accounting standards in effect for those periods.

ASC 842 Leases also provides a practical expedient, elected by class of underlying asset, to not separate lease and nonlease components and instead account for those components as a single component if certain conditions are met. ASC 842 Leases also provides clarification for lessors on whether ASC 842 Leases or the Revenue Recognition Update is applicable to the combined component based on determination of the predominant component. We have concluded that for our contract operations services agreements in which we are a lessor, the services nonlease component is predominant over the compression unit lease component and therefore ongoing recognition of these agreements will continue to follow the Revenue Recognition Update guidance. We have also elected, as a lessee, to not separate lease and nonlease components as it relates to our facility leases.

In addition, we have made an accounting policy election, as permitted by ASC 842 Leases, to not apply the recognition requirements of ASC 842 Leases to leases with an initial term of 12 months or less.

Accounting Standards Updates Not Yet Implemented

In August 2018, the FASB issued ASU 2018-13 which amends the required fair value measurements disclosures related to valuation techniques and inputs used, uncertainty in measurement and changes in measurements applied. These amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of ASU 2018-13 on our consolidated financial statements and footnote disclosures.

In June 2016, the FASB issued ASU 2016-13 which changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in earlier recognition of allowance for losses. For public entities that meet the definition of an SEC filer, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. Entities will apply ASU 2016-13 provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements and footnote disclosures.

3. Discontinued Operations

Spin-off of Exterran Corporation

In 2015 we completed the Spin-off. In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation which include, but are not limited to, the tax matters agreement.

The tax matters agreement governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes. Subject to the provisions of this agreement Exterran Corporation and we agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of March 31, 2019, we classified $8.5 million of unrecognized tax benefits (including interest and penalties) as noncurrent liabilities associated with discontinued operations related to operations of Exterran Corporation prior to the Spin-off. We have also recorded an offsetting $8.5 million indemnification asset related to this reserve to noncurrent assets associated with discontinued operations.

The following table summarizes the statements of operations data for discontinued operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Other income, net	$(1,432)	$—
Income from discontinued operations before income taxes	1,432	—
Provision for income taxes	1,705	—
Loss from discontinued operations, net of tax	$(273)	$—

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	March 31, 2019	December 31, 2018
Other current assets	$—	$300
Other assets	8,467	7,063
Total assets associated with discontinued operations	$8,467	$7,363

Accrued liabilities	$269	$297
Deferred income taxes	8,467	7,063
Total liabilities associated with discontinued operations	$8,736	$7,360

4. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Parts and supplies	$62,216	$65,645
Work in progress	10,247	10,688
Inventory	$72,463	$76,333

5. Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Compression equipment, facilities and other fleet assets	$3,438,832	$3,323,465
Land and buildings	46,476	47,067
Transportation and shop equipment	107,408	103,766
Computer hardware and software	92,409	92,174
Other	11,789	11,880
Property, plant and equipment	3,696,914	3,578,352
Accumulated depreciation	(1,431,031)	(1,407,314)
Property, plant and equipment, net	$2,265,883	$2,171,038

6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Partnership Credit Facility	$400,500	$839,500

Partnership’s 6.875% senior notes due April 2027	500,000	—
Less: Deferred financing costs, net of amortization	(9,111)	—
	490,889	—

Partnership’s 6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(1,598)	(1,789)
Less: Deferred financing costs, net of amortization	(2,055)	(2,311)
	346,347	345,900

Partnership’s 6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(2,590)	(2,766)
Less: Deferred financing costs, net of amortization	(2,929)	(3,133)
	344,481	344,101
Long-term debt	$1,582,217	$1,529,501

Archrock Credit Facility

In April 2018, in connection with the Merger and Amendment No. 1, the Archrock Credit Facility was terminated. Prior to its termination, we incurred $0.2 million in commitment fees during the three months ended March 31, 2018 and were in compliance with all of its covenants as of March 31, 2018.

Partnership Credit Facility

As of March 31, 2019, the Partnership had $15.2 million letters of credit outstanding under the Partnership Credit Facility and the applicable margin on borrowings outstanding was 2.7%. The weighted average annual interest rate on the outstanding balance under the Partnership Credit Facility, excluding the effect of interest rate swaps, was 5.3% and 5.4% at March 31, 2019 and December 31, 2018, respectively. The Partnership incurred $0.5 million in commitment fees on the daily unused amount of the Partnership Credit Facility during each of the three months ended March 31, 2019 and 2018.

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

As a result of the ratio requirements above, $485.8 million of the $834.3 million of undrawn capacity was available for additional borrowings as of March 31, 2019. As of March 31, 2019, the Partnership was in compliance with all covenants under the Partnership Credit Facility agreement.

2027 Notes

On March 21, 2019, the Partnership completed a private offering of $500.0 million aggregate principal amount of 6.875% senior notes due April 2027. The Partnership received net proceeds of $490.9 million after deducting issuance costs. The $9.1 million of issuance costs were recorded as deferred financing costs within long-term debt in our condensed consolidated balance sheets and are being amortized to interest expense in our condensed consolidated statement of operations over the term of the notes. The net proceeds were used to repay borrowings outstanding under the Partnership Credit Facility as of March 31, 2019. In April 2019, the Partnership borrowed on the Partnership Credit Facility to repay the $350.0 million of the Partnership’s 6% senior notes due April 2021. See Note 20 (“Subsequent Events”) for further details of this redemption.

The 2027 Notes have not been and will not be registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the U.S. except pursuant to a registration exemption under the Securities Act and applicable state securities laws. The Partnership offered and issued the 2027 Notes only to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to certain non-U.S. persons outside the U.S. in accordance with Regulation S under the Securities Act.

The 2027 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by us and all of our existing subsidiaries, other than Archrock Partners, L.P. and APLP Finance Corp., which are co-issuers of the 2027 Notes, and certain of our future subsidiaries. The 2027 Notes and the guarantees rank equally in right of payment with all of our and the guarantors’ existing and future senior indebtedness.

Prior to April 1, 2022, the Partnership may redeem all or part of the 2027 Notes at a redemption price equal to 100% of the principal amount of the 2027 Notes plus a make-whole premium plus accrued and unpaid interest, if any. The Partnership may also redeem up to 35% of the aggregate principal amount of the 2027 Notes prior to April 1, 2022 with the net proceeds of one or more equity offerings at a redemption price of 106.875% of the principal amount of the 2027 Notes plus any accrued and unpaid interest as long as at least 65% of the aggregate principal amount of the 2027 Notes remains outstanding after such redemption and the redemption occurs within 180 days of the closing of such equity offering. On or after April 1, 2022, the Partnership may redeem all or part of the 2027 Notes at redemption prices equal to 105.156%, 103.438% and 101.719% for the 12-month periods beginning on April 1, 2022, 2023 and 2024, respectively, and 100.000% beginning on April 1, 2025 and at any time thereafter, plus any accrued and unpaid interest.

7. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2019	2018
Contract operations (1):
0 - 1,000 horsepower per unit	$63,739	$59,592
1,001 - 1,500 horsepower per unit	74,340	66,230
Over 1,500 horsepower per unit	43,425	34,410
Other (2)	1,003	965
Total contract operations (3)	182,507	161,197

Aftermarket services (1):
Services	33,521	32,207
OTC parts and components sales	20,131	18,636
Total aftermarket services (4)	53,652	50,843

Total revenue	$236,159	$212,040
——————

(1)	We operate in two segments: contract operations and aftermarket services. See Note 19 (“Segments”) for further details regarding our segments.

(2)	Primarily relates to fees associated with Archrock-owned non-compressor equipment.

(3)
Includes $2.1 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively, related to billable maintenance on Archrock-owned units that was recognized at a point in time. All other revenue within contract operations is recognized over time.

(4)	All service revenue within aftermarket services is recognized over time. All OTC parts and components sales revenue is recognized at a point in time.

Performance Obligations

As of March 31, 2019, we had $285.4 million of remaining performance obligations related to our contract operations segment. We have elected to apply the practical expedient to not consider the effects of the time value of money, as the expected time between the transfer of services and payment for such services is less than one year. The remaining performance obligations will be recognized through 2022 as follows (in thousands):

	2019	2020	2021	2022	2023	Total
Remaining performance obligations	$179,663	$82,926	$20,634	$2,170	$20	$285,413

As of March 31, 2019 we have elected to apply the practical expedient to not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services, as there are no contracts with customers with an original contract term that is greater than one year.

Contract Balances

As of March 31, 2019 and December 31, 2018, our receivables from contracts with customers, net of allowance for doubtful accounts were $138.6 million and $142.1 million, respectively. As of March 31, 2019 and December 31, 2018, our contract liabilities were $13.8 million and $17.1 million, respectively, which are included in deferred revenue and other liabilities in our condensed consolidated balance sheets. Freight billings to customers for the transport of compressor assets and milestone billings on aftermarket services often result in a contract liability. During the three months ended March 31, 2019 and 2018 we recognized $12.7 million and $5.2 million, respectively, as revenue during the period primarily related to freight billings and aftermarket services.

8. Leases

We determine if an arrangement is a lease at inception. We determine lease classification and recognize ROU assets and liabilities on the lease commencement date based on the present value of lease payments over the lease term. As the discount rate implicit in the lease is rarely readily determinable, we estimate our incremental borrowing rate using information available at commencement date in determining the present value of the lease payments. The lease term includes options to extend when we are reasonably certain to exercise the option. Short-term leases, those with an initial term of 12 months or less, are not recorded on the balance sheet. Variable costs such as our proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Operating lease expense for lease payments is recognized on a straight-line basis over the term of the lease. As of March 31, 2019, all of our leases were operating.

The facility leases discussed below, of which we are the lessee, contain lease and nonlease components for which we have elected the practical expedient to account for as a single lease component, as the nonlease components are not significant to the total consideration in the contract and separating the nonlease component would have no effect on lease classification. As it relates to our contract operations services agreements in which we are the lessor, the services nonlease component is predominant over the compression unit lease component and therefore ongoing recognition of these agreements will continue to follow the Revenue Recognition Update guidance.

We have operating leases and subleases for office space, temporary housing, storage and shops. Our leases have remaining lease terms of one to 12 years and most include options to extend the lease term, at our discretion, for an additional three to five years. We are not, however, reasonably certain that we will exercise any of the options to extend and as such, they have not been included in the remaining lease terms.

Balance sheet information related to our operating leases was as follows (in thousands):

	Classification	March 31, 2019
ROU assets	Operating lease ROU assets	$18,490

Lease liabilities
Current	Accrued liabilities	$2,700
Noncurrent	Operating lease liabilities	17,201
Total lease liabilities		$19,901

The components of lease cost were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$974
Short-term lease cost	173
Variable lease cost	382
Total lease cost	$1,529

Cash flow and noncash information related to our operating leases were as follows (in thousands):

Three Months Ended March 31, 2019
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$1,311
Operating lease ROU assets obtained in exchange for new lease liabilities	617

Other supplemental information related to our operating leases was as follows:

March 31, 2019
Weighted average remaining lease term (in years)	9
Weighted average discount rate	5.3%

Remaining maturities of lease liabilities governed under ASC 842 Leases as of March 31, 2019 were as follows (in thousands):

2019	$2,453
2020	3,679
2021	3,454
2022	2,397
2023	2,131
2024	1,740
Thereafter	9,310
Total lease payments	25,164
Less: Interest	(5,263)
Total lease liabilities under ASC 842 Leases	$19,901

Maturities of lease liabilities governed under ASC 840 Leases as of December 31, 2018 were as follows (in thousands):

2019	$4,317
2020	3,980
2021	3,562
2022	2,433
2023	2,170
Thereafter	11,935
Total lease liabilities under ASC 840 Leases	$28,397

9. Derivatives

We are exposed to market risks associated with changes in the variable interest rate of the Partnership Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes.

At March 31, 2019, the Partnership was a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates (in millions):

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

We expect the hedging relationship to be highly effective as the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate. We perform quarterly qualitative prospective and retrospective hedge effectiveness assessments unless facts and circumstances related to the hedging relationships change such that we can no longer assert qualitatively that the cash flow hedge relationships were and continue to be highly effective. During the three months ended March 31, 2019, we performed a quantitative assessment of hedge effectiveness which confirmed that the interest rate swap cash flow hedge relationship was and continues to be highly effective. We estimate that $2.4 million of the deferred pre-tax gain attributable to interest rate swaps included in accumulated other comprehensive income at March 31, 2019 will be reclassified into earnings as interest income at then-current values during the next 12 months as the underlying hedged transactions occur.

As of March 31, 2019, the weighted average effective fixed interest rate on the interest rate swaps was 1.8%.

The following table presents the effect of the derivative instruments designated as cash flow hedging instruments on our condensed consolidated balance sheets (in thousands):

	Fair Value Asset (Liability)
	March 31, 2019	December 31, 2018
Other current assets	$2,428	$3,185
Other assets	1,654	4,122
	$4,082	$7,307

The following tables present the effect of the derivative instruments designated as cash flow hedging instruments on our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Pre-tax gain (loss) recognized in other comprehensive income (loss)	$(2,299)	$4,696
Pre-tax gain (loss) reclassified from accumulated other comprehensive income into interest expense	926	(474)

	Three Months Ended March 31,
	2019	2018
Total amount of interest expense in which the effects of cash flow hedges are recorded	$23,617	$22,547
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense	926	(54)

See Note 10 (“Fair Value Measurements”) and Note 17 (“Accumulated Other Comprehensive Income”) for further details on our derivative instruments.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a quarterly basis, our interest rate swaps are valued based on the income approach (discounted cash flow) using market observable inputs, including London Interbank Offered Rate forward curves. These fair value measurements are classified as Level 2. Our interest rate swap assets measured at fair value on a recurring basis with pricing levels as of March 31, 2019 and December 31, 2018 were $4.1 million and $7.3 million, respectively.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended March 31, 2019, we recorded non-recurring fair value measurements related to our idle and previously-culled compressor units. Our estimate of the compressor units’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our impaired compressor units was $0.3 million and $2.3 million at March 31, 2019 and December 31, 2018, respectively. See Note 11 (“Long-Lived Asset Impairment”) for further details.

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

The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets and is considered a Level 2 measurement. The following table summarizes the carrying amount and fair value of our fixed rate debt (in thousands):

	March 31, 2019	December 31, 2018
Carrying amount of fixed rate debt (1)	$1,181,717	$690,001
Fair value of fixed rate debt	1,216,000	674,000
——————

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 6 (“Long-Term Debt”).

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

The following table presents the results of our impairment review as recorded in our contract operations segment (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Idle compressor units retired from the active fleet	20	45
Horsepower of idle compressor units retired from the active fleet	15,000	22,000
Impairment recorded on idle compressor units retired from the active fleet	$3,092	$4,710

12. Hosting Arrangements

In the fourth quarter of 2018 we began a process and technology transformation project that will, among other things, upgrade our existing ERP system, improve our supply chain and inventory management and expand the remote monitoring capabilities of our compression fleet. Included in this project is the implementation of hosting arrangements that are service contracts related to the cloud migration of our ERP system and hosted cloud services for our new mobile workforce telematics tool.

Certain costs incurred for the implementation of our hosting arrangements that are service contracts are being capitalized and will be amortized on a straight-line basis over the term of the respective contract. As of March 31, 2019 and December 31, 2018, we had $1.1 million and $0.4 million, respectively, of implementation costs related to our hosting arrangements that are service contracts capitalized to other assets in our condensed consolidated balance sheets. Amortization of the capitalized implementation costs will be recorded to SG&A in our consolidated statements of income and is expected to begin in future periods as the individual contract components become ready for their intended use.

13. Income Taxes

The year-to-date effective tax rate for the three months ended March 31, 2019 differed significantly from our statutory rate primarily due to the reduction of a valuation allowance, which was recorded to offset the tax effect of the increase in book income in the three months ended March 31, 2019, as well as the release of an unrecognized tax benefit due to the settlement of a tax audit.

Unrecognized Tax Benefits

As of March 31, 2019, we believe it is reasonably possible that $1.8 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to March 31, 2020 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from this estimate.

14. Earnings Per Share

Net Income (Loss) Attributable to Archrock Common Stockholders Per Common Share

Basic net income (loss) attributable to Archrock common stockholders per common share is computed using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Under the two-class method, basic net income (loss) attributable to Archrock common stockholders per common share is determined by dividing net income (loss) attributable to Archrock common stockholders after deducting amounts allocated to participating securities, by the weighted average number of common shares outstanding for the period. Participating securities include unvested restricted stock and stock settled restricted stock units that have nonforfeitable rights to receive dividends or dividend equivalents, whether paid or unpaid. During periods of net loss, no effect is given to participating securities because they do not have a contractual obligation to participate in our losses.

Diluted net income (loss) attributable to Archrock common stockholders per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options, performance-based restricted stock units and stock to be issued pursuant to our employee stock purchase plan unless their effect would be anti-dilutive.

The following table summarizes net income (loss) attributable to Archrock common stockholders used in the calculation of basic and diluted net income (loss) per common share (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income (loss) from continuing operations attributable to Archrock stockholders	$19,729	$(3,816)
Loss from discontinued operations, net of tax	(273)	—
Net income (loss) attributable to Archrock stockholders	19,456	(3,816)
Less: Net income attributable to participating securities	(356)	(157)
Net income (loss) attributable to Archrock common stockholders	$19,100	$(3,973)

The following table shows the potential shares of common stock that were included in computing diluted net income (loss) attributable to Archrock common stockholders per common share (in thousands):

	Three Months Ended March 31,
	2019	2018
Weighted average common shares outstanding including participating securities	130,238	71,299
Less: Weighted average participating securities outstanding	(2,029)	(1,383)
Weighted average common shares outstanding — used in basic net income (loss) per common share	128,209	69,916
Net dilutive potential common shares issuable:
On exercise of options and vesting of performance-based restricted stock units	40	*
On the settlement of employee stock purchase plan shares	6	*
Weighted average common shares outstanding — used in diluted net income (loss) per common share	128,255	69,916
——————

*	Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income (loss) attributable to Archrock common stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2019	2018
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	154	223
On exercise of options and vesting of performance-based restricted stock units	—	78
On the settlement of employee stock purchase plan shares	—	3
Net dilutive potential common shares issuable	154	304

15. Equity

Merger Transaction

In April 2018, we completed the Merger and acquired all of the common units of the Partnership not owned by us prior to the Merger. As a result of the Merger, the Partnership’s common units are no longer publicly traded. The Partnership’s 6% senior notes due April 2021 and October 2022 were not impacted by the Merger.

As we controlled the Partnership prior to the Merger and continue to control the Partnership after the Merger, we accounted for the change in our ownership interest in the Partnership as an equity transaction in the second quarter of 2018 and no gain or loss was recognized in our condensed consolidated statements of operations as a result of the Merger. The tax effects of the Merger were reported as adjustments to other assets, noncurrent assets associated with discontinued operations, deferred income taxes, additional paid-in capital and other comprehensive income.

We incurred $0.2 million and $4.1 million of transaction costs directly attributable to the Merger during the three months ended March 31, 2019 and 2018, respectively, including financial advisory, legal service and other professional fees, which were recorded to Merger-related costs in our condensed consolidated statements of operations.

Prior to the Merger, at March 31, 2018, public unitholders held a 57% ownership interest in the Partnership and we owned the remaining 43% equity interest. The earnings of the Partnership that were attributed to its common units held by the public prior to the Merger are reflected in net income attributable to the noncontrolling interest in our condensed consolidated statements of operations. There were no changes in our ownership interest in the Partnership during the three months ended March 31, 2018.

Cash Dividends

The following table summarizes our dividends declared and paid:

	Dividends per Common Share	Total Dividends (in thousands)
2018
Q1	$0.120	$8,532
Q2	0.120	15,486
Q3	0.132	17,114
Q4	0.132	17,156

2019
Q1	$0.132	$17,231

On April 24, 2019, our board of directors declared a quarterly dividend of $0.132 per share of common stock to be paid on May 15, 2019 to stockholders of record at the close of business on May 8, 2019.

16. Stock-Based Compensation

We have granted restricted stock, restricted stock units, and performance based restricted stock units to employees and non-employee directors under the Archrock, Inc. 2013 Stock Incentive Plan.

The following table presents restricted stock, restricted stock unit, performance-based restricted stock unit and cash- settled performance unit activity during the three months ended March 31, 2019:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested awards, January 1, 2019	1,728	$9.68
Granted	1,380	10.01
Vested	(379)	6.13
Canceled	(15)	9.99
Non-vested awards, March 31, 2019 (1)	2,714	10.34
——————

(1)
Non-vested awards as of March 31, 2019 are comprised of 376,000 cash-settled restricted stock units and cash-settled performance units and 2,338,000 restricted shares and stock-settled performance units.

As of March 31, 2019, we expect $21.5 million of unrecognized compensation cost related to unvested restricted stock, stock-settled restricted stock units, performance units, cash-settled restricted stock units and cash-settled performance units to be recognized over the weighted-average period of 2.4 years.

Total stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Equity awards	$2,357	$1,794
Liability awards	966	301
Total stock-based compensation	$3,323	$2,095

17. Accumulated Other Comprehensive Income

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income consists of changes in the fair value of our interest rate swap derivative instruments, net of tax, which are designated as cash flow hedges, amortization of terminated interest rate swaps and adjustments related to changes in our ownership of the Partnership.

The following table presents the changes in accumulated other comprehensive income of our derivative cash flow hedges, net of tax and excluding noncontrolling interest, during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Beginning accumulated other comprehensive income	$5,773	$1,197
Gain (loss) recognized in other comprehensive income (loss), net of tax provision of $0 and $416, respectively (1)	(2,299)	1,572
(Gain) loss reclassified from accumulated other comprehensive income (loss) to interest expense, net of tax benefit of $0 and $(45), respectively (1)(2)	(926)	425
Other comprehensive income (loss) attributable to Archrock stockholders	(3,225)	1,997
Ending accumulated other comprehensive income	$2,548	$3,194
——————

(1)
Included adjustment of $0.7 million related to an increase in the valuation allowance recorded to offset the tax effect of other comprehensive loss recorded during the three months ended March 31, 2019.

(2)
Included stranded tax effects resulting from the Tax Cuts and Jobs Act, which was implemented in December 2017, of $0.3 million reclassified to accumulated deficit during the three months ended March 31, 2018.

See Note 9 (“Derivatives”) for further details on our interest rate swap derivative instruments.

18. Commitments and Contingencies

Performance Bonds

In the normal course of business we have issued performance bonds to various state authorities that ensure payment of certain obligations. We have also issued a bond to protect our 401(k) retirement plan against losses caused by acts of fraud or dishonesty. The bonds have expiration dates in 2019 through the first quarter of 2020 and maximum potential future payments of $2.3 million. As of March 31, 2019, we were in compliance with all obligations to which the performance bonds pertain.

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of each of March 31, 2019 and December 31, 2018, we accrued $4.5 million for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. The tax contingencies mentioned above relate to tax matters for which we are responsible in managing the audit. As of March 31, 2019 and December 31, 2018, we recorded an indemnification liability (including penalties and interest), in addition to the tax contingency above, of $2.7 million and $2.6 million, respectively, for our share of non-income based tax contingencies related to audits being managed by Exterran Corporation.

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

The SEC has been conducting an investigation in connection with certain previously disclosed errors and irregularities at one of our former international operations. The SEC’s investigation related to the circumstances giving rise to the restatement of prior period consolidated and combined financial statements. On April 8, 2019, we received notice that the investigation had concluded with no enforcement action.

19. Segments

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

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes only sales to external customers.

The following table presents revenue and gross margin by segment during the three months ended March 31, 2019 and 2018 (in thousands):

	Contract Operations	Aftermarket Services	Total
Three months ended March 31, 2019
Revenue	$182,507	$53,652	$236,159
Gross margin	107,772	9,750	117,522
Three months ended March 31, 2018
Revenue	$161,197	$50,843	$212,040
Gross margin	96,602	8,506	105,108

The following table reconciles total gross margin to income before income taxes (in thousands):

	Three Months Ended March 31,
	2019	2018
Total gross margin	$117,522	$105,108
Less:
Selling, general and administrative	28,989	27,508
Depreciation and amortization	44,106	44,455
Long-lived asset impairment	3,092	4,710
Restatement and other charges	421	485
Interest expense	23,617	22,547
Merger-related costs	180	4,125
Other income, net	(205)	(1,145)
Income before income taxes	$17,322	$2,423

20. Subsequent Events

On April 5, 2019, the Partnership borrowed on the Partnership Credit Facility to repay the Partnership's 6% senior notes due April 2021. The notes were redeemed at 100% of their $350.0 million aggregate principal amount plus accrued and unpaid interest of $0.2 million. The Partnership will record a debt extinguishment loss of approximately $3.7 million in the second quarter related to the redemption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Financial Statements of this Quarterly Report on Form 10-Q and in conjunction with our 2018 Form 10-K.

Overview

We are an energy infrastructure company with a pure-play focus on midstream natural gas compression. We believe we are the leading provider of natural gas compression services to customers in the oil and natural gas industry throughout the U.S. and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. We operate in two business segments: contract operations and aftermarket services. Our contract operations services primarily include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining our owned fleet of natural gas compression equipment to provide natural gas compression services to our customers. In our aftermarket services business, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

Recent Business Developments

Senior Notes Offering and Redemption

On March 21, 2019, the Partnership completed a private offering of $500.0 million aggregate principal amount of 6.875% senior notes due April 2027. The Partnership received net proceeds of $490.9 million after issuance costs which were used to repay borrowings outstanding under the Partnership Credit Facility as of March 31, 2019. In April 2019, the Partnership borrowed on the Partnership Credit Facility to repay the Partnership's 6% senior notes due April 2021. See Note 6 (“Long-Term Debt”) and Note 20 (“Subsequent Events”) to our Financial Statements for further details of these transactions.

Operating Highlights

The following table summarizes our available and operating horsepower and horsepower utilization (in thousands, except percentages):

	Three Months Ended March 31,
	2019	2018
Total available horsepower (at period end)(1)	4,035	3,862
Total operating horsepower (at period end)(2)	3,561	3,314
Average operating horsepower	3,545	3,289
Horsepower utilization:
Spot (at period end)	88%	86%
Average	89%	85%
——————

(1)	Defined as idle and operating horsepower. New compressor units completed by a third party manufacturer that have been delivered to us are included in the fleet.

(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

Non-GAAP Financial Measures

Management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measure of gross margin.
We define gross margin as total revenue less cost of sales (excluding depreciation and amortization). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management to evaluate the results of revenue and cost of sales (excluding depreciation and amortization), which are key components of our operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our SG&A activities, the impact of our financing methods and income taxes. In addition, depreciation and amortization may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs of current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly-titled measure of other companies because other entities may not calculate gross margin in the same manner.
Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization, SG&A, impairments, restatement and other charges, Merger-related costs, provision for (benefit from) income taxes and other (income) loss, net. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income to gross margin (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$19,456	$2,069
Selling, general and administrative	28,989	27,508
Depreciation and amortization	44,106	44,455
Long-lived asset impairment	3,092	4,710
Restatement and other charges	421	485
Interest expense	23,617	22,547
Merger-related costs	180	4,125
Other income, net	(205)	(1,145)
Provision for (benefit from) income taxes	(2,407)	354
Loss from discontinued operations, net of tax	273	—
Gross margin	$117,522	$105,108

Financial Results of Operations

Summary of Results

Revenue. Revenue was $236.2 million and $212.0 million during the three months ended March 31, 2019 and 2018, respectively. The increase in revenue was due to increases in revenue from our contract operations and aftermarket services businesses. See “Contract Operations” and “Aftermarket Services” below for further details.

Net income (loss) attributable to Archrock stockholders. Net income attributable to Archrock stockholders was $19.5 million and net loss attributable to Archrock stockholders was $3.8 million during the three months ended March 31, 2019 and 2018, respectively. The change from net loss to net income attributable to Archrock stockholders was primarily driven by the increase in gross margin from our contract operations and aftermarket services businesses, decreases in net income attributable to the noncontrolling interest and Merger-related costs, and the change from provision for to benefit from income taxes.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Contract Operations
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2019	2018	(Decrease)
Revenue	$182,507	$161,197	13%
Cost of sales (excluding depreciation and amortization expense)	74,735	64,595	16%
Gross margin	$107,772	$96,602	12%

The increase in revenue during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to an 8% increase in average operating horsepower and an increase in contract operations rates driven by an increase in customer demand.

Gross margin increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the increase in revenue mentioned above partially offset by the increase in cost of sales. The increase in cost of sales was primarily driven by increases in maintenance, freight and lube oil expense associated with the increase in average operating horsepower.

Aftermarket Services
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2019	2018	(Decrease)
Revenue	$53,652	$50,843	6%
Cost of sales (excluding depreciation and amortization expense)	43,902	42,337	4%
Gross margin	$9,750	$8,506	15%

The increase in revenue during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to increases in part sales and service activities driven by an increase in customer demand.

Gross margin increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to the increase in revenue mentioned above, partially offset by the increase in cost of sales. The increase in cost of sales was primarily driven by the increase in part sales and service activities.

Costs and Expenses
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2019	2018	(Decrease)
Selling, general and administrative	$28,989	$27,508	5%
Depreciation and amortization	44,106	44,455	(1)%
Long-lived asset impairment	3,092	4,710	(34)%
Restatement and other charges	421	485	(13)%
Interest expense	23,617	22,547	5%
Merger-related costs	180	4,125	(96)%
Other income, net	(205)	(1,145)	(82)%

Selling, general and administrative. The increase in SG&A during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a $2.0 million increase in compensation and benefits.

Depreciation and amortization. The decrease in depreciation and amortization expense during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2018, partially offset by an increase in depreciation expense associated with fixed asset additions.

Long-lived asset impairment. During the three months ended March 31, 2019 and 2018, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 11 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review as recorded in our contract operations segment (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Idle compressor units retired from the active fleet	20	45
Horsepower of idle compressor units retired from the active fleet	15,000	22,000
Impairment recorded on idle compressor units retired from the active fleet	$3,092	$4,710

Restatement and other charges. During the three months ended March 31, 2019 and 2018, we recorded $0.4 million and $0.5 million, respectively, of restatement and other charges for our share of professional and legal fees related to the restatement of prior period financial statements and disclosures and the related matters described in Note 18 (“Commitments and Contingencies”) to our Financial Statements.

Interest expense. The increase in interest expense during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to an increase in the average outstanding balance of long-term debt partially offset by a decrease in the weighted average effective interest rate.

Merger-related costs. We incurred $0.2 million and $4.1 million of Merger-related costs consisting of financial advisory, legal and other professional fees during the three months ended March 31, 2019 and 2018, respectively.

Other income, net. The decrease in other income, net during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a $1.2 million decrease in the gain on sale of property, plant and equipment.

Provision for (Benefit from) Income Taxes
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2019	2018	(Decrease)
Provision for (benefit from) income taxes	$(2,407)	$354	(780)%
Effective tax rate	(14)%	15%	(29)%

The change in provision for (benefit from) income taxes was primarily due to the reduction of a valuation allowance in the three months ended March 31, 2019, which was recorded to offset the tax effect of the increase in book income in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, as well as the release of an unrecognized tax benefit due to the settlement of a tax audit during the three months ended March 31, 2019.

Net Income Attributable to the Noncontrolling Interest
(dollars in thousands)

	Three Months Ended March 31,		Increase
	2019	2018	(Decrease)
Net income attributable to the noncontrolling interest	$—	$(5,885)	(100)%

The noncontrolling interest comprises the portion of the Partnership’s earnings that were applicable to the Partnership’s publicly-held common unitholder interest through the completion of the Merger. See Note 15 (“Equity”) to our Financial Statements for further details on the Merger. As of March 31, 2018, public unitholders held a 57% ownership in the Partnership. The decrease in net income attributable to the noncontrolling interest during three months ended March 31, 2019 compared to the three months ended March 31, 2018 was due to Archrock’s acquisition of all of the outstanding common units of the Partnership in conjunction with the Merger on April 26, 2018.

Liquidity and Capital Resources

Overview

Our ability to fund operations, finance capital expenditures and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the Partnership Credit Facility. In April 2018, in connection with the closing of the Merger and Amendment No. 1, the aggregate revolving commitment of the Partnership Credit Facility was increased from $1.1 billion to $1.25 billion and the Archrock Credit Facility was terminated. See “Financial Resources” below and Notes 6 (“Long-Term Debt”) and 15 (“Equity”) to our Financial Statements for further details of the changes to the credit facilities and the Merger.

Our cash flow is affected by numerous factors including prices and demand for our services, volatility in commodity prices and their effect on oil and natural gas exploration and production spending, conditions in the financial markets and other factors. We booked new orders for compression services at elevated rates in 2017 and 2018 and we anticipate that demand for our services will continue in 2019. We believe that our operating cash flows and borrowings under the Partnership Credit Facility will be sufficient to meet our liquidity needs through at least March 31, 2020.

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

Financial Resources

Revolving Credit Facilities

Archrock Credit Facility. During the three months ended March 31, 2018, our average daily debt balance under the Archrock Credit Facility was $52.0 million. In April 2018, in connection with the Merger and Amendment No. 1, we terminated the Archrock Credit Facility and borrowed on the Partnership Credit Facility to repay $63.2 million in borrowings and accrued and unpaid interest and fees outstanding. All commitments under the Archrock Credit Facility were terminated and the $15.4 million of letters of credit outstanding under the Archrock Credit Facility were converted to letters of credit under the Partnership Credit Facility. Prior to its termination, the Archrock Credit Facility required us to maintain various financial ratios and other covenants, all of which we were in compliance with through its closing.

Partnership Credit Facility. During the three months ended March 31, 2019 and 2018, the Partnership Credit Facility had an average daily debt balance of $808.8 million and $680.5 million, respectively. The weighted average annual interest rate on the outstanding balance under the Partnership Credit Facility, excluding the effect of interest rate swaps, was 5.3% and 5.4% at March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, the Partnership had $15.2 million letters of credit outstanding under the Partnership Credit Facility.

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

As a result of the ratio requirements above, $485.8 million of the $834.3 million of undrawn capacity was available for additional borrowings as of March 31, 2019.

The Partnership Credit Facility agreement contains various additional covenants including, but not limited to, mandatory prepayments from the net cash proceeds of certain asset transfers, restrictions on the use of proceeds from borrowings and limitations on the Partnership’s ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. In addition, if as of any date the Partnership has cash and cash equivalents (other than proceeds from a debt or equity issuance received in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Partnership Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Partnership Credit Facility. As of March 31, 2019, the Partnership was in compliance with all covenants under the Partnership Credit Facility.

2027 Notes Offering and Redemption of the Partnership's 6% senior notes due April 2021

On March 21, 2019, the Partnership completed a private offering of $500.0 million aggregate principal amount of 6.875% senior notes due April 2027. The Partnership received net proceeds of $490.9 million after deducting issuance costs of $9.1 million related to the offering. The net proceeds were used to repay borrowings outstanding under the Partnership Credit Facility as of March 31, 2019. In April 2019, the Partnership borrowed on the Partnership Credit Facility to repay the $350.0 million of the Partnership's 6% senior notes due April 2021. See Note 6 (“Long-Term Debt”) and Note 20 (“Subsequent Events”) to our Financial Statements for further details of these transactions.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) continuing operations:
Operating activities	$81,400	$62,455
Investing activities	(121,304)	(54,991)
Financing activities	36,002	(14,443)
Net change in cash and cash equivalents	$(3,902)	$(6,979)

Operating Activities. The increase in net cash provided by operating activities from continuing operations during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to increases in revenue and deferred revenue in our contract operations and aftermarket services segments primarily driven by increased customer demand, receipt of cash proceeds pursuant to a settlement of certain sales and use tax audits during the fourth quarter of 2018 and decreases in merger-related costs and inventory. These activities were partially offset by an increase in cost of sales, primarily attributable to an increase in operating horsepower, an increase in accounts receivable as a result of the timing of payments received from our customers and a decrease in accounts payable and other liabilities.

Investing Activities. The increase in net cash used in investing activities from continuing operations during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a $62.7 million increase in capital expenditures and a $3.7 million decrease in proceeds from sale of property, plant and equipment.

Financing Activities. The change in net cash provided by (used in) financing activities from continuing operations during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a $51.8 million net increase in borrowings of long-term debt and an $11.8 million decrease in distributions to noncontrolling partners in the Partnership. These changes were partially offset by an $8.7 million increase in dividends to Archrock stockholders and a $5.2 million increase in payments for debt issuance costs.

Dividends

On April 24, 2019, our board of directors declared a quarterly dividend of $0.132 per share of common stock to be paid on May 15, 2019 to stockholders of record at the close of business on May 8, 2019. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

Off-Balance Sheet Arrangements

For information on our obligations with respect to letters of credit and performance bonds see Note 6 (“Long-Term Debt”) and Note 18 (“Commitments and Contingencies”), respectively, to our Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our 2018 Form 10-K. Our exposures have not changed materially since December 31, 2018.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of March 31, 2019 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The SEC has been conducting an investigation in connection with certain previously disclosed errors and irregularities at one of our former international operations. The SEC’s investigation related to the circumstances giving rise to the restatement of prior period consolidated and combined financial statements. On April 8, 2019, we received notice that the investigation had concluded with no enforcement action.

Item 1A. Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities

The following table summarizes our repurchases of equity securities during the three months ended March 31, 2019:

	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
January 1, 2019 — January 31, 2019	—	$—	N/A	N/A
February 1, 2019 — February 28, 2019	—	—	N/A	N/A
March 1, 2019 — March 31, 2019	87,036	9.85	N/A	N/A
Total	87,036	$9.85	N/A	N/A
——————
(1) Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of January 1, 2018, by and among Archrock, Inc., Archrock GP LLC, Archrock General Partner, L.P. and Archrock Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on January 2, 2018

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of January 11, 2018, by and among Archrock, Inc., Archrock GP LLC, Archrock General Partner, L.P., Archrock Partners, L.P. and Amethyst Merger Sub LLC, incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed on January 16, 2018

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
10.1
Purchase Agreement, dated as of March 7, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2019

10.2
Indenture, dated as of March 21, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2019

10.3
Omnibus Joinder Agreement, dated as of March 21, 2019, by and among Archrock GP LLC, Archrock Partners Corp., Archrock General Partner, L.P. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2019

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

April 30, 2019