Form 10-Q
period 2019-06-30
Archrock, Inc.
filed 2019-07-30
CIK 1389050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or
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

(281) 836-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, $0.01 par value per share	AROC	New York Stock Exchange

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

Number of shares of the common stock of the registrant outstanding as of July 23, 2019: 130,319,665 shares.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2018 Form 10-K	Archrock, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018
2021 Notes	$350.0 million of 6% senior notes due April 2021, issued in March 2013
2022 Notes	$350.0 million of 6% senior notes due October 2022, issued in April 2014
2027 Notes	$500.0 million of 6.875% senior notes due April 2027, issued in March 2019
Amendment No. 1	Amendment No. 1 to Credit Agreement, dated February 23, 2018, which amended that certain Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly-owned subsidiaries
Archrock Credit Facility	Archrock’s $350 million revolving credit facility terminated in April 2018 in connection with the Merger and Amendment No.1
ASC 606 Revenue	Accounting Standards Codification Topic 606 Revenue from Contracts with Customers
ASC 840 Leases	Accounting Standards Codification Topic 840 Leases
ASC 842 Leases	Accounting Standards Codification Topic 842 Leases
ASU 2016-13	Accounting Standards Update No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2017-12	Accounting Standards Update No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
ASU 2018-02	Accounting Standards Update No. 2018-02 Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
ASU 2018-13	Accounting Standards Update No. 2018-13 Fair Value Measurement (Topic 820)—Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement
Credit Facility	$1.25 billion asset-based revolving credit facility due March 2022, as amended by Amendment No. 1
EBITDA	Earnings before interest, taxes, depreciation and amortization
Elite Acquisition	Transaction expected to close in the third quarter of 2019 pursuant to the Asset Purchase Agreement entered into on June 23, 2019
Elite Compression	Elite Compression Services, LLC
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	Condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q
GAAP	U.S. generally accepted accounting principles
Harvest	Harvest Four Corners, LLC
Harvest Sale	Transaction expected to close in the third quarter of 2019 pursuant to the Asset Purchase Agreement entered into on June 23, 2019
Hilcorp	Hilcorp Energy Company
JDH Capital	JDH Capital Holdings, L.P.
Merger
Transaction completed on April 26, 2018 in which Archrock acquired all of the Partnership’s outstanding common units not already owned by Archrock pursuant to the Agreement and Plan of Merger, dated as of January 1, 2018, among Archrock and the Partnership, which was amended by Amendment No. 1 to Agreement and Plan of Merger on January 11, 2018

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCHROCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)
(unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$2,015	$5,610
Accounts receivable, trade, net of allowance of $1,554 and $1,452, respectively	146,831	147,985
Inventory	74,159	76,333
Tax refund receivable	—	15,262
Other current assets	8,506	10,706
Current assets associated with discontinued operations	—	300
Total current assets	231,511	256,196
Property, plant and equipment, net	2,294,370	2,171,038
Operating lease ROU assets	18,022	—
Intangible assets, net	44,731	52,370
Contract costs, net	42,424	39,020
Other assets	21,781	26,828
Noncurrent assets associated with discontinued operations	8,467	7,063
Total assets	$2,661,306	$2,552,515

Liabilities and Equity
Current liabilities:
Accounts payable, trade	$58,759	$54,939
Accrued liabilities	82,687	78,997
Deferred revenue	10,865	16,509
Current liabilities associated with discontinued operations	269	297
Total current liabilities	152,580	150,742
Long-term debt	1,628,814	1,529,501
Operating lease liabilities	16,647	—
Deferred income taxes	4,448	2,842
Other liabilities	17,460	20,793
Noncurrent liabilities associated with discontinued operations	8,467	7,063
Total liabilities	1,828,416	1,710,941
Commitments and contingencies (Note 18)
Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 136,899,297 and 135,787,509 shares issued, respectively	1,369	1,358
Additional paid-in capital	3,182,247	3,177,982
Accumulated other comprehensive income (loss)	(2,772)	5,773
Accumulated deficit	(2,267,235)	(2,263,677)
Treasury stock: 6,577,558 and 6,381,605 common shares, at cost, respectively	(80,719)	(79,862)
Total equity	832,890	841,574
Total liabilities and equity	$2,661,306	$2,552,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Contract operations	$186,258	$165,450	$368,765	$326,647
Aftermarket services	52,132	61,420	105,784	112,263
Total revenue	238,390	226,870	474,549	438,910
Cost of sales (excluding depreciation and amortization):
Contract operations	70,521	67,809	145,256	132,404
Aftermarket services	42,215	50,793	86,117	93,130
Total cost of sales (excluding depreciation and amortization)	112,736	118,602	231,373	225,534
Selling, general and administrative	28,618	26,649	57,607	54,157
Depreciation and amortization	45,482	43,331	89,588	87,786
Long-lived asset impairment	8,632	6,953	11,724	11,663
Restatement and other charges	24	(1,076)	445	(591)
Interest expense	25,954	23,337	49,571	45,884
Debt extinguishment loss	3,653	2,450	3,653	2,450
Transaction-related costs	2,687	5,686	2,867	9,811
Other income, net	(2,010)	(1,644)	(2,215)	(2,789)
Income before income taxes	12,614	2,582	29,936	5,005
Provision for (benefit from) income taxes	1,191	(1,567)	(1,216)	(1,213)
Income from continuing operations	11,423	4,149	31,152	6,218
Loss from discontinued operations, net of tax	—	—	(273)	—
Net income	11,423	4,149	30,879	6,218
Less: Net income attributable to the noncontrolling interest	—	(2,212)	—	(8,097)
Net income (loss) attributable to Archrock stockholders	$11,423	$1,937	$30,879	$(1,879)

Basic and diluted net income (loss) per common share attributable to Archrock common stockholders	$0.09	$0.02	$0.24	$(0.02)

Weighted average common shares outstanding:
Basic	128,328	111,296	128,261	90,589
Diluted	128,354	111,402	128,297	90,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$11,423	$4,149	$30,879	$6,218
Other comprehensive income (loss), net of tax:
Interest rate swap gain (loss), net of reclassifications to earnings	(5,320)	1,720	(8,545)	6,282
Amortization of terminated interest rate swaps	—	85	—	230
Merger-related adjustments	—	5,670	—	5,670
Total other comprehensive income (loss)	(5,320)	7,475	(8,545)	12,182
Comprehensive income	6,103	11,624	22,334	18,400
Less: Comprehensive income attributable to the noncontrolling interest	—	(3,506)	—	(12,360)
Comprehensive income attributable to Archrock stockholders	$6,103	$8,118	$22,334	$6,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Archrock Stockholders
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Noncontrolling Interest
	Amount	Shares			Amount	Shares			Total
Balance at April 1, 2018	$778	77,779,797	$3,094,881	$3,194	$(77,773)	(6,072,751)	$(2,238,800)	$(44,407)	$737,873
Cash dividends ($0.120 per common share)							(15,486)		(15,486)
Shares issued in employee stock purchase plan	1	23,092	192						193
Stock-based compensation, net of forfeitures		11,290	1,968						1,968
Stock options exercised		29,855	262						262
Merger-related adjustments	576	57,634,005	52,815					40,901	94,292
Comprehensive income
Net income							1,937	2,212	4,149
Interest rate swap gain, net of reclassifications to earnings				426				1,294	1,720
Amortization of terminated interest rate swaps				85					85
Merger-related adjustments				5,670					5,670
Balance at June 30, 2018	$1,355	135,478,039	$3,150,118	$9,374	$(77,773)	(6,072,751)	$(2,252,349)	$—	$830,725

Balance at April 1, 2019	$1,369	136,876,352	$3,180,546	$2,548	$(80,719)	(6,484,075)	$(2,261,452)	$—	$842,292
Cash dividends ($0.132 per common share)							(17,206)		(17,206)
Shares issued in employee stock purchase plan		19,073	189						189
Stock-based compensation, net of forfeitures		3,872	1,512			(93,483)			1,512
Comprehensive income
Net income							11,423		11,423
Interest rate swap loss, net of reclassifications to earnings				(5,320)					(5,320)
Balance at June 30, 2019	$1,369	136,899,297	$3,182,247	$(2,772)	$(80,719)	(6,577,558)	$(2,267,235)	$—	$832,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Archrock Stockholders
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Noncontrolling Interest
	Amount	Shares			Amount	Shares			Total
Balance at January 1, 2018	$769	76,880,862	$3,093,058	$1,197	$(76,732)	(5,930,380)	$(2,241,243)	$(41,431)	$735,618
Treasury stock purchased					(1,041)	(109,466)			(1,041)
Cash dividends ($0.240 per common share)							(24,018)		(24,018)
Shares issued in employee stock purchase plan	1	50,046	415						416
Stock-based compensation, net of forfeitures	9	883,271	3,568			(32,905)		(64)	3,513
Stock options exercised		29,855	262						262
Cash distribution to noncontrolling unitholders of the Partnership								(11,766)	(11,766)
Impact of adoption of ASC 606 Revenue							14,666		14,666
Impact of adoption of ASU 2017-12							383		383
Impact of adoption of ASU 2018-02				258			(258)		—
Merger-related adjustments	576	57,634,005	52,815					40,901	94,292
Comprehensive income
Net income (loss)							(1,879)	8,097	6,218
Interest rate swap gain, net of reclassifications to earnings				2,019				4,263	6,282
Amortization of terminated interest rate swaps				230					230
Merger-related adjustments				5,670					5,670
Balance at June 30, 2018	$1,355	135,478,039	$3,150,118	$9,374	$(77,773)	(6,072,751)	$(2,252,349)	$—	$830,725

Balance at January 1, 2019	$1,358	135,787,509	$3,177,982	$5,773	$(79,862)	(6,381,605)	$(2,263,677)	$—	$841,574
Treasury stock purchased					(857)	(87,036)			(857)
Cash dividends ($0.264 per common share)							(34,437)		(34,437)
Shares issued in employee stock purchase plan		48,801	407						407
Stock-based compensation, net of forfeitures	11	1,062,987	3,858			(108,917)			3,869
Comprehensive income
Net income							30,879		30,879
Interest rate swap loss, net of reclassifications to earnings				(8,545)					(8,545)
Balance at June 30, 2019	$1,369	136,899,297	$3,182,247	$(2,772)	$(80,719)	(6,577,558)	$(2,267,235)	$—	$832,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$30,879	$6,218
Adjustments to reconcile net income to cash provided by operating activities:
Loss from discontinued operations, net of tax	273	—
Depreciation and amortization	89,588	87,786
Long-lived asset impairment	11,724	11,663
Inventory write-downs	492	1,018
Amortization of operating lease ROU assets	1,425	—
Amortization of deferred financing costs	3,041	3,094
Amortization of debt discount	545	694
Amortization of terminated interest rate swaps	—	291
Debt extinguishment loss	3,653	2,450
Interest rate swaps	(802)	327
Stock-based compensation expense	3,869	3,763
Provision for doubtful accounts	335	908
Gain on sale of assets	(1,785)	(2,188)
Deferred income tax benefit	(1,819)	(1,327)
Amortization of contract costs	10,724	6,281
Deferred revenue recognized in earnings	(25,227)	(11,274)
Changes in assets and liabilities:
Accounts receivable, trade	(5,015)	(10,458)
Inventory	2,160	(50)
Other assets	12,817	484
Contract costs	(14,128)	(15,998)
Accounts payable and other liabilities	6,102	9,858
Deferred revenue	19,747	11,781
Other	65	(106)
Net cash provided by operating activities	148,663	105,215

Cash flows from investing activities:
Capital expenditures	(234,972)	(132,172)
Proceeds from sale of property, plant and equipment	21,954	19,193
Proceeds from insurance and other settlements	676	252
Net cash used in investing activities	(212,342)	(112,727)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,254,000	383,830
Repayments of long-term debt	(1,151,000)	(343,636)
Payments for debt issuance costs	(8,829)	(3,332)
Proceeds from (payments for) settlement of interest rate swaps that include financing elements	800	(207)
Dividends paid to Archrock stockholders	(34,437)	(24,018)
Distributions paid to noncontrolling partners in the Partnership	—	(11,766)
Proceeds from stock options exercised	—	262
Proceeds from stock issued under employee stock purchase plan	407	416
Purchases of treasury stock	(857)	(1,041)
Net cash provided by financing activities	60,084	508
Net decrease in cash and cash equivalents	(3,595)	(7,004)
Cash and cash equivalents, beginning of period	5,610	10,536
Cash and cash equivalents, end of period	$2,015	$3,532

Supplemental disclosure of non-cash transactions:
Issuance of Archrock common stock pursuant to Merger, net of tax	$—	$53,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

We are an energy infrastructure company with a pure-play focus on midstream natural gas compression. We believe we are the leading provider of natural gas compression services to customers in the oil and natural gas industry throughout the U.S. and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. We operate in two business segments: contract operations and aftermarket services. Our predominant segment, contract operations, primarily includes designing, sourcing, owning, installing, operating, servicing, repairing and maintaining our owned fleet of natural gas compression equipment to provide natural gas compression services to our customers. In our aftermarket services business, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with GAAP and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our 2018 Form 10-K, which contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Business Developments

Elite Acquisition

On June 23, 2019, we entered into an asset purchase agreement with Elite Compression pursuant to which we will acquire from Elite Compression substantially all of its assets, including a fleet of predominantly-large compressor units comprising approximately 430,000 horsepower, a fleet of vehicles, real personal property and parts inventory, and certain liabilities for aggregate consideration of $205.0 million cash and 21,656,683 newly-issued shares of Archrock common stock. We intend to fund the cash portion of the purchase price with borrowings on the Credit Facility. The Elite Acquisition is expected to close in the third quarter of 2019 subject to certain closing conditions and the consummation of the Harvest Sale (see below).

Harvest Sale

On June 23, 2019, we entered into an asset purchase agreement with Harvest pursuant to which Harvest will acquire from us approximately 80,000 active and idle compression horsepower, vehicles and parts inventory for consideration of $30 million to be paid in cash. The Harvest Sale is expected to close in the third quarter of 2019, subject to customary closing conditions.

During the three and six months ended June 30, 2019, we incurred transaction costs of $2.5 million related to the Elite Acquisition and Harvest Sale, which is reflected in transaction-related costs in our condensed consolidated statements of operations.

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

ASC 842 Leases also provides a practical expedient, elected by class of underlying asset, to not separate lease and nonlease components and instead account for those components as a single component if certain conditions are met. ASC 842 Leases also provides clarification for lessors on whether ASC 842 Leases or ASC 606 Revenue is applicable to the combined component based on determination of the predominant component. We have concluded that for our contract operations services agreements, in which we are a lessor, the services nonlease component is predominant over the compression unit lease component and therefore ongoing recognition of these agreements will continue to follow the ASC 606 Revenue guidance. We have also elected, as a lessee, to not separate lease and nonlease components as it relates to our facility leases.

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

3. Discontinued Operations

In 2015 we completed the Spin-off. In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation which include, but are not limited to, the tax matters agreement. The tax matters agreement governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes. Subject to the provisions of this agreement, we and Exterran Corporation agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing.

As of June 30, 2019 and December 31, 2018, we had $8.5 million and $7.1 million, respectively, of unrecognized tax benefits (including interest and penalties) related to Exterran Corporation operations prior to the Spin-off recorded to noncurrent liabilities associated with discontinued operations in our condensed consolidated balance sheets. We had an offsetting indemnification asset of $8.5 million and $7.1 million related to these unrecognized tax benefits recorded to noncurrent assets associated with discontinued operations as of June 30, 2019 and December 31, 2018, respectively.

The following table summarizes the statements of operations data for discontinued operations (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Other income, net	$—	$(1,432)
Provision for income taxes	—	1,705
Loss from discontinued operations, net of tax	$—	$(273)

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	June 30, 2019	December 31, 2018
Other current assets	$—	$300
Other assets	8,467	7,063
Total assets associated with discontinued operations	$8,467	$7,363

Accrued liabilities	$269	$297
Deferred income taxes	8,467	7,063
Total liabilities associated with discontinued operations	$8,736	$7,360

4. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Parts and supplies	$64,403	$65,645
Work in progress	9,756	10,688
Inventory	$74,159	$76,333

5. Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Compression equipment, facilities and other fleet assets	$3,472,300	$3,323,465
Land and buildings	46,517	47,067
Transportation and shop equipment	105,941	103,766
Computer hardware and software	93,434	92,174
Other	13,111	11,880
Property, plant and equipment	3,731,303	3,578,352
Accumulated depreciation	(1,436,933)	(1,407,314)
Property, plant and equipment, net	$2,294,370	$2,171,038

6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Credit Facility	$792,500	$839,500

2027 Notes	500,000	—
Less: Deferred financing costs, net of amortization	(8,550)	—
	491,450	—

2022 Notes	350,000	350,000
Less: Debt discount, net of amortization	(2,411)	(2,766)
Less: Deferred financing costs, net of amortization	(2,725)	(3,133)
	344,864	344,101

2021 Notes	—	350,000
Less: Debt discount, net of amortization	—	(1,789)
Less: Deferred financing costs, net of amortization	—	(2,311)
	—	345,900
Long-term debt	$1,628,814	$1,529,501

Archrock Credit Facility

In April 2018, in connection with the Merger and Amendment No. 1, the Archrock Credit Facility was terminated. As a result of the termination, we recorded a debt extinguishment loss of $2.5 million during the three and six months ended June 30, 2018. We incurred $0.2 million in commitment fees in 2018 prior to the facility’s termination and were in compliance with all covenants through its closing.

Credit Facility

As of June 30, 2019, there were $15.2 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.7%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 5.3% and 5.4% at June 30, 2019 and December 31, 2018, respectively. We incurred $0.6 million in commitment fees on the daily unused amount of the Credit Facility during each of the three months ended June 30, 2019 and 2018 and $1.1 million during each of the six months ended June 30, 2019 and 2018.

We must maintain the following consolidated financial ratios, as defined in the Credit Facility agreement:

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

As of June 30, 2019, the ratio requirements above did not constrain our undrawn capacity and as such, all of the $442.3 million of undrawn capacity was available for additional borrowings. As of June 30, 2019, we were in compliance with all covenants under the Credit Facility agreement.

2027 Notes

On March 21, 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.875% senior notes due April 2027 and received net proceeds of $491.2 million after deducting issuance costs. The $8.8 million of issuance costs were recorded as deferred financing costs within long-term debt in our condensed consolidated balance sheets and are being amortized to interest expense in our condensed consolidated statement of operations over the term of the notes. The net proceeds were used to repay borrowings outstanding under the Credit Facility as of March 31, 2019.

The 2027 Notes have not been and will not be registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the U.S. except pursuant to a registration exemption under the Securities Act and applicable state securities laws. We offered and issued the 2027 Notes only to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to certain non-U.S. persons outside the U.S. in accordance with Regulation S under the Securities Act.

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

The 2027 Notes may be redeemed at any time, in whole or in part, at specified redemption prices and make-whole premiums, plus any accrued and unpaid interest.

Redemption of 2021 Notes

On April 5, 2019, the 2021 Notes were redeemed at 100% of their $350.0 million aggregate principal amount plus accrued and unpaid interest of $0.2 million with borrowings from the Credit Facility. We recorded a debt extinguishment loss of $3.7 million related to the redemption during the three and six months ended June 30, 2019.

7. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contract operations (1):
0 - 1,000 horsepower per unit	$63,683	$59,600	$127,422	$119,192
1,001 - 1,500 horsepower per unit	75,598	68,948	149,938	135,178
Over 1,500 horsepower per unit	45,969	35,904	89,394	70,314
Other (2)	1,008	998	2,011	1,963
Total contract operations (3)	186,258	165,450	368,765	326,647

Aftermarket services (1):
Services	33,281	36,706	66,802	68,913
OTC parts and components sales	18,851	24,714	38,982	43,350
Total aftermarket services (4)	52,132	61,420	105,784	112,263

Total revenue	$238,390	$226,870	$474,549	$438,910
——————

(1)	We operate in two segments: contract operations and aftermarket services. See Note 19 (“Segments”) for further details regarding our segments.

(2)	Primarily related to fees associated with Archrock-owned non-compressor equipment.

(3)
Included $2.2 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively, and $4.4 million and $2.7 million for the six months ended June 30, 2019 and 2018, respectively, related to billable maintenance on Archrock-owned units that was recognized at a point in time. All other contract operations revenue is recognized over time.

(4)	All service revenue within aftermarket services is recognized over time. All OTC parts and components sales revenue is recognized at a point in time.

Performance Obligations

As of June 30, 2019, we had $312.9 million of remaining performance obligations related to our contract operations segment. We have elected to apply the practical expedient to not consider the effects of the time value of money, as the expected time between the transfer of services and payment for such services is less than one year. The remaining performance obligations will be recognized through 2024 as follows (in thousands):

	2019	2020	2021	2022	2023	2024	Total
Remaining performance obligations	$148,323	$117,192	$37,632	$8,295	$1,122	$293	$312,857

As of June 30, 2019 we have elected to apply the practical expedient to not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services, as there are no contracts with customers with an original contract term that is greater than one year.

Contract Balances

As of June 30, 2019 and December 31, 2018, our receivables from contracts with customers, net of allowance for doubtful accounts, were $139.3 million and $142.1 million, respectively. As of June 30, 2019 and December 31, 2018, our contract liabilities were $11.6 million and $17.1 million, respectively, which are included in deferred revenue and other liabilities in our condensed consolidated balance sheets. Freight billings to customers for the transport of compressor assets and milestone billings on aftermarket services often result in a contract liability. We recognized $25.2 million of our December 31, 2018 contract liability balance as revenue during the six months ended June 30, 2019, primarily related to freight billings and aftermarket services.

8. Leases

We determine if an arrangement is a lease at inception. We determine lease classification and recognize ROU assets and liabilities on the lease commencement date based on the present value of lease payments over the lease term. As the discount rate implicit in the lease is rarely readily determinable, we estimate our incremental borrowing rate using information available at commencement date in determining the present value of the lease payments. The lease term includes options to extend when we are reasonably certain to exercise the option. Short-term leases, those with an initial term of 12 months or less, are not recorded on the balance sheet. Variable costs such as our proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Operating lease expense for lease payments is recognized on a straight-line basis over the term of the lease. As of June 30, 2019, all of our leases were operating.

The facility leases discussed below, of which we are the lessee, contain lease and nonlease components for which we have elected the practical expedient to account for as a single lease component, as the nonlease components are not significant to the total consideration in the contract and separating the nonlease component would have no effect on lease classification. As it relates to our contract operations services agreements in which we are the lessor, the services nonlease component is predominant over the compression unit lease component and therefore ongoing recognition of these agreements will continue to follow the ASC 606 Revenue guidance.

We have operating leases and subleases for office space, temporary housing, storage and shops. Our leases have remaining lease terms of one to 11 years and most include options to extend the lease term, at our discretion, for an additional three to five years. We are not, however, reasonably certain that we will exercise any of the options to extend and as such, they have not been included in the remaining lease terms.

Balance sheet information related to our operating leases was as follows (in thousands):

	Classification	June 30, 2019
ROU assets	Operating lease ROU assets	$18,022

Lease liabilities
Current	Accrued liabilities	$2,827
Noncurrent	Operating lease liabilities	16,647
Total lease liabilities		$19,474

The components of lease cost were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$970	$1,944
Short-term lease cost	65	238
Variable lease cost	560	942
Total lease cost	$1,595	$3,124

Cash flow and noncash information related to our operating leases were as follows (in thousands):

Six Months Ended June 30, 2019
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$2,802
Operating lease ROU assets obtained in exchange for new lease liabilities	862

Other supplemental information related to our operating leases was as follows:

June 30, 2019
Weighted average remaining lease term (in years)	8.5
Weighted average discount rate	5.3%

Remaining maturities of lease liabilities governed under ASC 842 Leases as of June 30, 2019 were as follows (in thousands):

2019	$1,569
2020	3,763
2021	3,538
2022	2,439
2023	2,131
2024	1,740
Thereafter	9,310
Total lease payments	24,490
Less: Interest	(5,016)
Total lease liabilities under ASC 842 Leases	$19,474

Maturities of lease liabilities governed under ASC 840 Leases as of December 31, 2018 were as follows (in thousands):

2019	$4,317
2020	3,980
2021	3,562
2022	2,433
2023	2,170
Thereafter	11,935
Total lease liabilities under ASC 840 Leases	$28,397

9. Derivatives

We are exposed to market risks associated with changes in the variable interest rate of the Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes.

At June 30, 2019, the following interest rate swaps, entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates, were outstanding (in millions):

Expiration Date	Notional Value
May 2020	$100
March 2022	300
$400

The counterparties to the derivative agreements are major financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us. We have no collateral posted for the derivative instruments.

We have designated these interest rate swaps as cash flow hedging instruments. Changes in the fair value of the interest rate swaps are recognized as a component of other comprehensive income (loss) until the hedged transaction affects earnings. At that time, amounts are reclassified into earnings to interest expense, the same statement of operations line item to which the earnings effect of the hedged item is recorded. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities.

We expect the hedging relationship to be highly effective as the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate. We perform quarterly qualitative prospective and retrospective hedge effectiveness assessments unless facts and circumstances related to the hedging relationships change such that we can no longer assert qualitatively that the cash flow hedge relationships were and continue to be highly effective. We estimate that $0.3 million of the deferred pre-tax gain attributable to interest rate swaps included in accumulated other comprehensive income at June 30, 2019 will be reclassified into earnings as interest income at then-current values during the next 12 months as the underlying hedged transactions occur.

As of June 30, 2019, the weighted average effective fixed interest rate on the interest rate swaps was 1.8%.

The following table presents the effect of the derivative instruments designated as cash flow hedging instruments in our condensed consolidated balance sheets (in thousands):

	June 30, 2019	December 31, 2018
Other current assets	$336	$3,185
Other assets	—	4,122
Total derivative assets	$336	$7,307

Other liabilities	$(1,574)	$—

The following tables present the effect of the derivative instruments designated as cash flow hedging instruments on our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Pre-tax gain (loss) recognized in other comprehensive income (loss)	$(4,529)	$2,245	$(6,828)	$6,941
Pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	791	(39)	1,717	(513)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total amount of interest expense in which the effects of cash flow hedges are recorded	$25,954	$23,337	$49,571	$45,884
Amount of gain reclassified from accumulated other comprehensive income (loss) into interest expense	791	207	1,717	153

See Note 10 (“Fair Value Measurements”) and Note 17 (“Accumulated Other Comprehensive Income (Loss)”) for further details on our derivative instruments.

10. Fair Value Measurements

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

	June 30, 2019	December 31, 2018
Interest rate swaps asset	$336	$7,307
Interest rate swaps liability	(1,574)	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the six months ended June 30, 2019, we recorded non-recurring fair value measurements related to our idle and previously-culled compressor units. Our estimate of the compressor units’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our impaired compressor units was $1.6 million and $2.3 million at June 30, 2019 and December 31, 2018, respectively. See Note 11 (“Long-Lived Asset Impairment”) for further details.

Other Financial Instruments

The carrying amounts of our cash, receivables and payables approximate fair value due to the short-term nature of those instruments.

The carrying amount of borrowings outstanding under the Credit Facility approximates fair value due to its variable interest rate. The fair value of these outstanding borrowings was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs.

The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets and is considered a Level 2 measurement. The following table summarizes the carrying amount and fair value of our fixed rate debt (in thousands):

	June 30, 2019	December 31, 2018
Carrying amount of fixed rate debt (1)	$836,314	$690,001
Fair value of fixed rate debt	881,000	674,000
——————

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 6 (“Long-Term Debt”).

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

The following table presents the results of our impairment review as recorded in our contract operations segment (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Idle compressor units retired from the active fleet	160	120	180	165
Horsepower of idle compressor units retired from the active fleet	41,000	27,000	56,000	50,000
Impairment recorded on idle compressor units retired from the active fleet	$8,632	$6,953	$11,724	$11,663

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

Certain costs incurred for the implementation of our hosting arrangements that are service contracts are being capitalized and will be amortized on a straight-line basis over the term of the respective contract. As of June 30, 2019 and December 31, 2018, we had $2.0 million and $0.4 million, respectively, of implementation costs related to our hosting arrangements that are service contracts capitalized to other assets in our condensed consolidated balance sheets. Amortization of the capitalized implementation costs will be recorded to SG&A in our consolidated statements of income and is expected to begin in future periods as the individual contract components become ready for their intended use.

13. Income Taxes

The year-to-date effective tax rate for the six months ended June 30, 2019 differed significantly from our statutory rate primarily due to the reduction of a valuation allowance, which was recorded to offset the tax effect of the increase in book income in the six months ended June 30, 2019, as well as the release of an unrecognized tax benefit due to the settlement of a tax audit.

Unrecognized Tax Benefits

As of June 30, 2019, we believe it is reasonably possible that $1.9 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to June 30, 2020 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from this estimate.

14. Earnings per Share

Net Income (Loss) Attributable to Archrock Common Stockholders per Common Share

Basic net income (loss) attributable to Archrock common stockholders per common share is computed using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Under the two-class method, basic net income (loss) attributable to Archrock common stockholders per common share is determined by dividing net income (loss) attributable to Archrock common stockholders after deducting amounts allocated to participating securities, by the weighted average number of common shares outstanding for the period. Participating securities include unvested restricted stock and stock-settled restricted stock units that have nonforfeitable rights to receive dividends or dividend equivalents, whether paid or unpaid. During periods of net loss, no effect is given to participating securities because they do not have a contractual obligation to participate in our losses.

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

The following table summarizes net income (loss) attributable to Archrock common stockholders used in the calculation of basic and diluted net income (loss) per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) from continuing operations attributable to Archrock stockholders	$11,423	$1,937	$31,152	$(1,879)
Loss from discontinued operations, net of tax	—	—	(273)	—
Net income (loss) attributable to Archrock stockholders	11,423	1,937	30,879	(1,879)
Less: Net income attributable to participating securities	(261)	(157)	(574)	(313)
Net income (loss) attributable to Archrock common stockholders	$11,162	$1,780	$30,305	$(2,192)

The following table shows the potential shares of common stock that were included in computing diluted net income (loss) attributable to Archrock common stockholders per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average common shares outstanding including participating securities	130,330	112,995	130,276	92,130
Less: Weighted average participating securities outstanding	(2,002)	(1,699)	(2,015)	(1,541)
Weighted average common shares outstanding used in basic net income (loss) per common share	128,328	111,296	128,261	90,589
Net dilutive potential common shares issuable:
On exercise of options and vesting of performance-based restricted stock units	25	99	33	*
On settlement of employee stock purchase plan shares	1	7	3	*
Weighted average common shares outstanding used in diluted net income (loss) per common share	128,354	111,402	128,297	90,589
——————

*	Excluded from diluted net income (loss) per common share as their inclusion would have been anti-dilutive.

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income (loss) attributable to Archrock common stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net dilutive potential common shares issuable:
On exercise of options where exercise price is greater than average market value for the period	154	187	154	205
On exercise of options and vesting of performance-based restricted stock units	—	—	—	89
On settlement of employee stock purchase plan shares	—	—	—	5
Net dilutive potential common shares issuable	154	187	154	299

15. Equity

Merger Transaction

In April 2018, we completed the Merger and acquired all of the common units of the Partnership not owned by us prior to the Merger. As a result of the Merger, the Partnership’s common units are no longer publicly traded. The 2021 Notes and 2022 Notes were not impacted by the Merger.

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

The following table presents the effects of changes in our ownership interest in the Partnership on the equity attributable to Archrock stockholders:

Six Months Ended June 30, 2018
Net loss attributable to Archrock stockholders	$(1,879)
Decrease in Archrock stockholders’ additional paid-in capital for purchase of Partnership common units	52,815
Change from net loss attributable to Archrock stockholders and transfers from noncontrolling interest	$50,936

Prior to the Merger, public unitholders held a 57% ownership interest in the Partnership and we owned the remaining 43% equity interest. The earnings of the Partnership that were attributed to its common units held by the public prior to the Merger are reflected in net income attributable to the noncontrolling interest in our condensed consolidated statements of operations.

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2019 and 2018:

	Dividends per Common Share	Total Dividends (in thousands)
2018
Q1	$0.120	$8,532
Q2	0.120	15,486
Q3	0.132	17,114
Q4	0.132	17,156

2019
Q1	$0.132	$17,231
Q2	0.132	17,206

On July 24, 2019, our board of directors declared a quarterly dividend of $0.145 per share of common stock to be paid on August 14, 2019 to stockholders of record at the close of business on August 7, 2019.

16. Stock-Based Compensation

We have granted restricted stock, restricted stock units and performance-based restricted stock units to employees and non-employee directors under the Archrock, Inc. 2013 Stock Incentive Plan.

The following table presents restricted stock, restricted stock unit, performance-based restricted stock unit and cash-settled performance unit activity during the six months ended June 30, 2019:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested awards, January 1, 2019	1,728	$9.68
Granted	1,383	10.01
Vested	(402)	6.33
Canceled	(153)	10.33
Non-vested awards, June 30, 2019 (1)(2)	2,556	10.35
——————

(1)
Non-vested awards as of June 30, 2019 are comprised of 451,000 cash-settled restricted stock units and cash-settled performance units and 2,105,000 restricted shares and stock-settled performance units.

(2)
During the three months ended June 30, 2019, the settlement terms of 99,631 performance units, with grant dates in 2018 and 2019, were modified from settlement in stock to cash. The change in award settlement from stock to cash was the only modification to these awards; the vesting, forfeiture and all other terms and conditions were unchanged. The modification resulted in a $0.2 million reclassification from additional paid-in capital to other current liabilities in our condensed consolidated balance sheets and had an immaterial impact on our condensed consolidated statements of operations.

As of June 30, 2019, we expect $18.5 million of unrecognized compensation cost related to unvested restricted stock, stock-settled restricted stock units, performance units, cash-settled restricted stock units and cash-settled performance units to be recognized over the weighted-average period of 2.2 years.

Total stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Equity awards	$1,512	$1,969	$3,869	$3,763
Liability awards	640	666	1,606	967
Total stock-based compensation	$2,152	$2,635	$5,475	$4,730

17. Accumulated Other Comprehensive Income (Loss)

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

The following table presents the changes in accumulated other comprehensive income (loss) of our derivative cash flow hedges, net of tax and excluding noncontrolling interest, during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning accumulated other comprehensive income	$2,548	$3,194	$5,773	$1,197
Gain (loss) recognized in other comprehensive income (loss), net of tax provision of $0, $472, $0 and $888, respectively (1)	(4,529)	479	(6,828)	2,051
(Gain) loss reclassified from accumulated other comprehensive income (loss) to interest expense, net of tax benefit of $0, $(8), $0 and $(53), respectively (1)(2)	(791)	31	(1,717)	456
Merger-related adjustments (3)	—	5,670	—	5,670
Other comprehensive income (loss) attributable to Archrock stockholders	(5,320)	6,180	(8,545)	8,177
Ending accumulated other comprehensive income (loss)	$(2,772)	$9,374	$(2,772)	$9,374
——————

(1)
Included adjustments of $1.1 million and $1.8 million related to an increase in the valuation allowance recorded to offset the tax effect of other comprehensive loss recorded during the three and six months ended June 30, 2019, respectively.

(2)
Included stranded tax effects resulting from the Tax Cuts and Jobs Act, which was implemented in December 2017, of $0.3 million reclassified to accumulated deficit during the six months ended June 30, 2018.

(3)
Pursuant to the Merger, we reclassified a gain of $5.7 million from noncontrolling interest to accumulated other comprehensive income (loss) related to the fair value of our derivative instruments that was previously attributed to public ownership of the Partnership.

See Note 9 (“Derivatives”) for further details on our interest rate swap derivative instruments.

18. Commitments and Contingencies

Performance Bonds

In the normal course of business we have issued performance bonds to various state authorities that ensure payment of certain obligations. We have also issued a bond to protect our 401(k) retirement plan against losses caused by acts of fraud or dishonesty. The bonds have expiration dates in 2019 through the third quarter of 2020 and maximum potential future payments of $2.3 million. As of June 30, 2019, we were in compliance with all obligations to which the performance bonds pertain.

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of each of June 30, 2019 and December 31, 2018, we accrued $4.5 million for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. The tax contingencies mentioned above relate to tax matters for which we are responsible in managing the audit. As of June 30, 2019 and December 31, 2018, we recorded an indemnification liability (including penalties and interest), in addition to the tax contingency above, of $2.7 million and $2.6 million, respectively, for our share of non-income-based tax contingencies related to audits being managed by Exterran Corporation.

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

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes only sales to external customers.

The following table presents revenue and gross margin by segment during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Contract Operations	Aftermarket Services	Total
Three months ended June 30, 2019
Revenue	$186,258	$52,132	$238,390
Gross margin	115,737	9,917	125,654
Three months ended June 30, 2018
Revenue	$165,450	$61,420	$226,870
Gross margin	97,641	10,627	108,268

Six months ended June 30, 2019
Revenue	$368,765	$105,784	$474,549
Gross margin	223,509	19,667	243,176
Six months ended June 30, 2018
Revenue	$326,647	$112,263	$438,910
Gross margin	194,243	19,133	213,376

The following table reconciles total gross margin to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total gross margin	$125,654	$108,268	$243,176	$213,376
Less:
Selling, general and administrative	28,618	26,649	57,607	54,157
Depreciation and amortization	45,482	43,331	89,588	87,786
Long-lived asset impairment	8,632	6,953	11,724	11,663
Restatement and other charges	24	(1,076)	445	(591)
Interest expense	25,954	23,337	49,571	45,884
Debt extinguishment loss	3,653	2,450	3,653	2,450
Transaction-related costs	2,687	5,686	2,867	9,811
Other income, net	(2,010)	(1,644)	(2,215)	(2,789)
Income before income taxes	$12,614	$2,582	$29,936	$5,005

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

Recent Business Developments

Elite Acquisition and Harvest Sale

On June 23, 2019, we entered into an asset purchase agreement with Elite Compression pursuant to which we will acquire from Elite Compression substantially all of its assets, including a fleet of predominantly-large compressor units comprising approximately 430,000 horsepower, a fleet of vehicles, real personal property and parts inventory, and certain liabilities for aggregate consideration of $205.0 million cash and 21,656,683 newly-issued shares of Archrock common stock. The Elite Acquisition is expected to close in the third quarter of 2019 subject to certain closing conditions and the consummation of the Harvest Sale.

Additionally, on June 23, 2019, we entered into an asset purchase agreement with Harvest pursuant to which Harvest will acquire from us approximately 80,000 active and idle compression horsepower, vehicles and parts inventory for cash consideration of $30 million.

See Note 1 (“Organization and Basis of Presentation”) to our Financial Statements for further details of these transactions.

Senior Notes Offering and Redemption

On March 21, 2019, we completed a private offering of $500.0 million aggregate principal amount of the 2027 Notes. We received net proceeds of $491.2 million after issuance costs which were used to repay borrowings outstanding under the Credit Facility as of March 31, 2019. On April 5, 2019, we borrowed on the Credit Facility to repay the 2021 Notes. See Note 6 (“Long-Term Debt”) to our Financial Statements for further details of these transactions.

Operating Highlights

The following table summarizes our available and operating horsepower and horsepower utilization (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total available horsepower (at period end)(1)	4,096	3,881	4,096	3,881
Total operating horsepower (at period end)(2)	3,611	3,354	3,611	3,354
Average operating horsepower	3,587	3,342	3,567	3,316
Horsepower utilization:
Spot (at period end)	88%	86%	88%	86%
Average	88%	86%	88%	86%
——————

(1)	Defined as idle and operating horsepower. New compressor units completed by a third party manufacturer that have been delivered to us are included in the fleet.

(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

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
Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of SG&A, depreciation and amortization, impairments, restatement and other charges, interest expense, debt extinguishment loss, transaction-related costs, other (income) loss, net, provision for (benefit from) income taxes and loss from discontinued operations, net of tax. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income to gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$11,423	$4,149	$30,879	$6,218
Selling, general and administrative	28,618	26,649	57,607	54,157
Depreciation and amortization	45,482	43,331	89,588	87,786
Long-lived asset impairment	8,632	6,953	11,724	11,663
Restatement and other charges	24	(1,076)	445	(591)
Interest expense	25,954	23,337	49,571	45,884
Debt extinguishment loss	3,653	2,450	3,653	2,450
Transaction-related costs	2,687	5,686	2,867	9,811
Other income, net	(2,010)	(1,644)	(2,215)	(2,789)
Provision for (benefit from) income taxes	1,191	(1,567)	(1,216)	(1,213)
Loss from discontinued operations, net of tax	—	—	273	—
Gross margin	$125,654	$108,268	$243,176	$213,376

Financial Results of Operations

Summary of Results

Revenue. Revenue was $238.4 million and $226.9 million during the three months ended June 30, 2019 and 2018, respectively, and $474.5 million and $438.9 million during the six months ended June 30, 2019 and 2018, respectively. The increases in revenue during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were due to increases in revenue from our contract operations business.

Net income (loss) attributable to Archrock stockholders. Net income attributable to Archrock stockholders was $11.4 million and $1.9 million during the three months ended June 30, 2019 and 2018, respectively. Net income attributable to Archrock stockholders was $30.9 million and net loss attributable to Archrock stockholders was $1.9 million during the six months ended June 30, 2019 and 2018, respectively.

The increase in net income attributable to Archrock stockholders during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily driven by the increase in gross margin from our contract operations business and decreases in transaction-related costs and net income attributable to the noncontrolling interest, partially offset by the change from benefit from income taxes to provision for income taxes and increases in interest expense, depreciation and amortization and SG&A.

The change from net loss to net income attributable to Archrock stockholders during the six ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily driven by the increase in gross margin from our contract operations business and decreases in net income attributable to the noncontrolling interest and transaction-related costs, partially offset by increases in interest expense and SG&A.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Contract Operations
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2019	2018	(Decrease)
Revenue	$186,258	$165,450	13%
Cost of sales (excluding depreciation and amortization expense)	70,521	67,809	4%
Gross margin	$115,737	$97,641	19%
Gross margin percentage (1)	62%	59%	3%
——————
(1)    Defined as gross margin divided by revenue.

The increase in revenue during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to an increase in contract operations rates driven by an increase in customer demand as well as the increase in average operating horsepower.

Gross margin increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to the increase in revenue mentioned above partially offset by the increase in cost of sales. The increase in cost of sales was primarily driven by an increase in maintenance and freight expense associated with the increase in average operating horsepower. These increases in cost of sales were partially offset by a decrease in cost associated with the start-up of compressor units, as the increase in average operating horsepower was mostly comprised of newly-built compressor units.

Gross margin percentage increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to the increase in contract operations rates mentioned above.

Aftermarket Services
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2019	2018	(Decrease)
Revenue	$52,132	$61,420	(15)%
Cost of sales (excluding depreciation and amortization expense)	42,215	50,793	(17)%
Gross margin	$9,917	$10,627	(7)%
Gross margin percentage	19%	17%	2%

The decrease in revenue during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to a reduction in parts sales and service activities as customers delayed maintenance activities and we increased our focus on higher margin business and rates.

Gross margin decreased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to the decrease in revenue mentioned above partially offset by a smaller decrease in cost of sales. The decrease in cost of sales was primarily driven by the decrease in part sales and service activities.

Gross margin percentage increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to our increased focus on higher margin business and the increase in rates mentioned above.

Costs and Expenses
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2019	2018	(Decrease)
Selling, general and administrative	$28,618	$26,649	7%
Depreciation and amortization	45,482	43,331	5%
Long-lived asset impairment	8,632	6,953	24%
Restatement and other charges	24	(1,076)	(102)%
Interest expense	25,954	23,337	11%
Debt extinguishment loss	3,653	2,450	49%
Transaction-related costs	2,687	5,686	(53)%
Other income, net	(2,010)	(1,644)	22%

Selling, general and administrative. The increase in SG&A during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to a $1.5 million increase in professional expenses, a $1.4 million increase in compensation and benefits and a $0.3 million increase in office rent expense. These increases were partially offset by a $0.6 million decrease in miscellaneous tax expense and a $0.4 million decrease in bad debt expense.

Depreciation and amortization. The increase in depreciation and amortization expense during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to an increase in depreciation expense associated with fixed asset additions, partially offset by a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2018 and early 2019.

Long-lived asset impairment. During the three months ended June 30, 2019 and 2018, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 11 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review as recorded in our contract operations segment (dollars in thousands):

	Three Months Ended June 30,
	2019	2018
Idle compressor units retired from the active fleet	160	120
Horsepower of idle compressor units retired from the active fleet	41,000	27,000
Impairment recorded on idle compressor units retired from the active fleet	$8,632	$6,953

Restatement and other charges. During the three months ended June 30, 2018, we recorded $1.6 million for the expected recovery of shared professional and legal fees incurred related to the restatement of prior period financial statements and disclosures and related matters. We were billed $0.5 million for our share of these fees during the three months ended June 30, 2018.

Interest expense. The increase in interest expense during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was due to an increase in the average outstanding balance of long-term debt.

Debt extinguishment loss. We recorded a debt extinguishment loss of $3.7 million during the three months ended June 30, 2019 as a result of the redemption of the 2021 Notes. We recorded a debt extinguishment loss of $2.5 million during the three months ended June 30, 2018 as a result of the termination of the Archrock Credit Facility. See Note 6 (“Long-Term Debt”) to our Financial Statements for further details.

Transaction-related costs. We incurred $2.7 million and $5.7 million of financial advisory, legal and other professional fees during the three months ended June 30, 2019 and 2018, respectively. Of the $2.7 million of fees incurred during the three months ended June 30, 2019, $2.5 million related to the Elite Acquisition and Harvest Sale. The $5.7 million of fees incurred during the three months ended June 30, 2018 related to the Merger. See Note 1 (“Organization and Basis of Presentation”) and Note 15 (“Equity”) to our Financial Statements for further details.

Other income, net. The increase in other income, net during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to a $0.8 million increase in the gain on sale of property, plant and equipment and income of $0.3 million during the three months ended June 30, 2019 related to equipment damaged at a customer site, partially offset by $0.5 million of indemnification income received pursuant to our tax matters agreement with Exterran Corporation during the three months ended June 30, 2018.

Provision for (Benefit from) Income Taxes
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2019	2018	(Decrease)
Provision for (benefit from) income taxes	$1,191	$(1,567)	(176)%
Effective tax rate	9%	(61)%	70%

The change in provision for (benefit from) income taxes was primarily due to the reduction of a valuation allowance in the three months ended June 30, 2019, which was recorded to offset the tax effect of the increase in book income in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, as well as the release of an unrecognized tax benefit due to the settlement of a tax audit during the three months ended June 30, 2018.

Net Income Attributable to the Noncontrolling Interest
(dollars in thousands)

	Three Months Ended June 30,		Increase
	2019	2018	(Decrease)
Net income attributable to the noncontrolling interest	$—	$(2,212)	(100)%

The noncontrolling interest comprises the portion of the Partnership’s earnings that were applicable to the Partnership’s publicly-held common unitholder interest through the completion of the Merger. See Note 15 (“Equity”) to our Financial Statements for further details on the Merger. Immediately prior to the Merger, public unitholders held a 57% ownership in the Partnership. The decrease in net income attributable to the noncontrolling interest during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was due to Archrock’s acquisition of all of the outstanding common units of the Partnership in conjunction with the Merger.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Contract Operations
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)
Revenue	$368,765	$326,647	13%
Cost of sales (excluding depreciation and amortization)	145,256	132,404	10%
Gross margin	$223,509	$194,243	15%
Gross margin percentage	61%	59%	2%

The increase in revenue during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to an increase in contract operations rates driven by an increase in customer demand as well as the increase in average operating horsepower.

Gross margin increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to the increase in revenue mentioned above partially offset by the increase in cost of sales. The increase in cost of sales was primarily driven by increases in maintenance, freight and lube oil expense associated with the increase in average operating horsepower. These increases in cost of sales were partially offset by a decrease in cost associated with the start-up of compressor units, as the increase in average operating horsepower was mostly comprised of newly-built compressor units.

Gross margin percentage increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to the increase in contract operations rates mentioned above.

Aftermarket Services
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)
Revenue	$105,784	$112,263	(6)%
Cost of sales (excluding depreciation and amortization)	86,117	93,130	(8)%
Gross margin	$19,667	$19,133	3%
Gross margin percentage	19%	17%	2%

The decrease in revenue during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to a reduction in parts sales and service activities as customers delayed maintenance activities and we increased our focus on higher margin business and rates.

Gross margin increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to a decrease in cost of sales partially offset by the smaller decrease in revenue mentioned above. The decrease in cost of sales was primarily driven by the decrease in part sales and service activities.

Gross margin percentage increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to our increased focus on higher margin business and the increase in rates mentioned above.

Costs and Expenses
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)
Selling, general and administrative	$57,607	$54,157	6%
Depreciation and amortization	89,588	87,786	2%
Long-lived asset impairment	11,724	11,663	1%
Restatement and other charges	445	(591)	(175)%
Interest expense	49,571	45,884	8%
Debt extinguishment loss	3,653	2,450	49%
Transaction-related costs	2,867	9,811	(71)%
Other income, net	(2,215)	(2,789)	(21)%

Selling, general and administrative. The increase in SG&A during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to a $3.0 million increase in compensation and benefits, a $1.8 million increase in professional expenses and a $0.6 million increase in office rent expense. These increases were partially offset by a $0.6 million decrease in bad debt expense.

Depreciation and amortization. The increase in depreciation and amortization expense during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to an increase in depreciation expense associated with fixed asset additions, partially offset by a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2018 and early 2019.

Long-lived asset impairment. During the six months ended June 30, 2019 and 2018, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 11 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review as recorded in our contract operations segment (dollars in thousands):

	Six Months Ended June 30,
	2019	2018
Idle compressor units retired from the active fleet	180	165
Horsepower of idle compressor units retired from the active fleet	56,000	50,000
Impairment recorded on idle compressor units retired from the active fleet	$11,724	$11,663

Restatement and other charges. During the six months ended June 30, 2019 and 2018, we recorded 0.4 million and $1.0 million, respectively, of restatement and other charges for our share of professional and legal fees related to the restatement of prior period financial statements and disclosures and related matters. We recorded $1.6 million for the expected recovery of shared fees incurred during the six months ended June 30, 2018.

Interest expense. The increase in interest expense during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to an increase in the average outstanding balance of long-term debt partially offset by a decrease in the weighted average effective interest rate.

Debt extinguishment loss. We recorded a debt extinguishment loss of $3.7 million during the six months ended June 30, 2019 as a result of the redemption of the 2021 Notes. We recorded a debt extinguishment loss of $2.5 million during the six months ended June 30, 2018 as a result of the termination of the Archrock Credit Facility. See Note 6 (“Long-Term Debt”) to our Financial Statements for further details.

Transaction-related costs. We incurred $2.9 million and $9.8 million of financial advisory, legal and other professional fees during the six months ended June 30, 2019 and 2018, respectively. Of the $2.9 million of fees incurred during the six months ended June 30, 2019, $2.5 million related to the Elite Acquisition and Harvest Sale. The $9.8 million of fees incurred during the six months ended June 30, 2018 related to the Merger. See Note 1 (“Organization and Basis of Presentation”) and Note 15 (“Equity”) to our Financial Statements for further detail.

Other income, net. The decrease in other income, net during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to $0.5 million of indemnification income received pursuant to our tax matters agreement with Exterran Corporation during the six months ended June 30, 2018 and a $0.4 million decrease in the gain on sale of property, plant and equipment, partially offset by income of $0.3 million during the six months ended June 30, 2019 related to equipment damaged at a customer site.

Benefit from Income Taxes
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)
Benefit from income taxes	$(1,216)	$(1,213)	—%
Effective tax rate	(4)%	(24)%	20%

The increase in benefit from income taxes was primarily due to the reduction of a valuation allowance in the six months ended June 30, 2019, which was recorded to offset the tax effect of the increase in book income in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, as well as a higher release of an unrecognized tax benefit due to the settlement of a tax audit in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Net Income Attributable to the Noncontrolling Interest
(dollars in thousands)

	Six Months Ended June 30,		Increase
	2019	2018	(Decrease)
Net income attributable to the noncontrolling interest	$—	$(8,097)	(100)%

The noncontrolling interest comprises the portion of the Partnership’s earnings that were applicable to the Partnership’s publicly-held common unitholder interest through the completion of the Merger. See Note 15 (“Equity”) to our Financial Statements for further details on the Merger. Immediately prior to the Merger, public unitholders held a 57% ownership in the Partnership. The decrease in net income attributable to the noncontrolling interest during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was due to Archrock’s acquisition of all of the outstanding common units of the Partnership in conjunction with the Merger.

Liquidity and Capital Resources

Overview

Our ability to fund operations, finance capital expenditures and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the Credit Facility. Our cash flow is affected by numerous factors including prices and demand for our services, volatility in commodity prices and their effect on oil and natural gas exploration and production spending, conditions in the financial markets and other factors. We believe that our operating cash flows and borrowings under the Credit Facility will be sufficient to meet our liquidity needs through at least June 30, 2020.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Capital Requirements

Our contract operations business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital spending is primarily dependent on the demand for our contract operations services and the availability of the type of compression equipment required for us to provide those contract operations services to our customers. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of, the following:

•
growth capital expenditures, which are made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue-generating capabilities of existing or new assets, whether through construction, acquisition or modification; and

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

We generally invest funds necessary to purchase fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our targeted return on capital. We currently plan to spend approximately $375 million to $400 million in capital expenditures during 2019, primarily consisting of approximately $285 million to $300 million for growth capital expenditures and approximately $60 million to $65 million for maintenance capital expenditures.

Financial Resources

Revolving Credit Facilities

Archrock Credit Facility. In April 2018, in connection with the Merger and Amendment No. 1, we terminated the Archrock Credit Facility and borrowed on the Credit Facility to repay $63.2 million in borrowings and accrued and unpaid interest and fees outstanding. All commitments under the Archrock Credit Facility were terminated and the $15.4 million of letters of credit outstanding under the Archrock Credit Facility were converted to letters of credit under the Credit Facility. Prior to its termination, the Archrock Credit Facility required us to maintain various financial ratios and other covenants, all of which we were in compliance with through its closing. The average daily debt balance under the Archrock Credit Facility in 2018, through its closing in April 2018, was $51.7 million.

Credit Facility. During the six months ended June 30, 2019 and 2018, the Credit Facility had an average daily debt balance of $784.0 million and $717.1 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 5.3% and 5.4% at June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, there were $15.2 million letters of credit outstanding under the Credit Facility.

We must maintain the following consolidated financial ratios, as defined in the Credit Facility agreement:

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

As of June 30, 2019, the ratio requirements above did not constrain our undrawn capacity and as such, all of the $442.3 million of undrawn capacity was available for additional borrowings.

The Credit Facility agreement contains various additional covenants including, but not limited to, mandatory prepayments from the net cash proceeds of certain asset transfers, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. In addition, if as of any date we have cash and cash equivalents (other than proceeds from a debt or equity issuance received in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Credit Facility. As of June 30, 2019, we were in compliance with all covenants under the Credit Facility.

2027 Notes Offering and Redemption of 2021 Notes

On March 21, 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.875% senior notes due April 2027 and received net proceeds of $491.2 million after deducting issuance costs of $8.8 million related to the offering. The net proceeds were used to repay borrowings outstanding under the Credit Facility as of March 31, 2019. On April 5, 2019, we borrowed on the Credit Facility to repay the $350.0 million of 2021 Notes. See Note 6 (“Long-Term Debt”) for further details of these transactions.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$148,663	$105,215
Investing activities	(212,342)	(112,727)
Financing activities	60,084	508
Net decrease in cash and cash equivalents	$(3,595)	$(7,004)

Operating Activities

The increase in net cash provided by operating activities from continuing operations during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to increases in revenue and deferred revenue in our contract operations business primarily driven by increased customer demand, receipt of cash proceeds pursuant to a settlement of certain sales and use tax audits and a decrease in accounts receivable. These increases in cash inflows were partially offset by an increase in interest paid as the result of an increase in the average outstanding balance of our long-term debt during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Investing Activities

The increase in net cash used in investing activities from continuing operations during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to a $102.8 million increase in capital expenditures, partially offset by a $2.8 million increase in proceeds from sale of property, plant and equipment.

Financing Activities

The increase in net cash provided by financing activities during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to a $62.8 million net increase in borrowings of long-term debt and an $11.8 million decrease in distributions paid to noncontrolling partners in the Partnership. These changes were partially offset by a $10.4 million increase in dividends paid to Archrock stockholders and a $5.5 million increase in payments for debt issuance costs.

Dividends

On July 24, 2019, our board of directors declared a quarterly dividend of $0.145 per share of common stock to be paid on August 14, 2019 to stockholders of record at the close of business on August 7, 2019. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

Off-Balance Sheet Arrangements

For information on our obligations with respect to letters of credit and performance bonds see Note 6 (“Long-Term Debt”) and Note 18 (“Commitments and Contingencies”), respectively, to our Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our 2018 Form 10-K. Our exposure has not changed materially since December 31, 2018.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of June 30, 2019 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors

The following risk factors became significant to us in the second quarter of 2019 and should be read in conjunction with the risk factors previously disclosed in our 2018 Form 10-K.

The proposed Elite Acquisition may require significant time and attention of our management, and we may not achieve the intended benefits of the transaction as and when expected, or at all. Difficulties with the integration of the Elite Compression business and workforce could have an adverse effect on our business.

On June 23, 2019, we entered into an asset purchase agreement with Elite Compression pursuant to which we will acquire from Elite Compression substantially all of its assets, liabilities and workforce for aggregate consideration of $205.0 million cash and 21,656,683 newly-issued shares of Archrock common stock. The Elite Acquisition is expected to close in the third quarter of 2019, subject to certain customary closing conditions and the consummation of the Harvest Sale. See Note 1 (“Organization and Basis of Presentation”) to our Financial Statements for further details of these transactions.

The integration of Elite Compression will continue to require significant expense, time and the attention of our management, which may divert resources away from the operation of our business and the execution of our other strategic initiatives. In addition, we will operate a larger combined organization and the difficulties associated with integrating the acquired assets, infrastructure and personnel into our existing operations may require additional time or expense. Our and Elite Compression’s employees may also be uncertain about their future roles within Archrock pending the completion of the Elite Acquisition, which could lead to departures and increased expenses related to hiring and training new employees. Further, if the Elite Acquisition is completed, we may not realize the benefits we expect to realize. Any such difficulties could have an adverse effect on our business, results of operations and financial condition.

Further, we may not be successful in integrating the proposed Elite Acquisition into our existing operations within our anticipated timeframe, which may result in unforeseen operational difficulties and expenses, diminish our financial performance or require a disproportionate amount of our management’s attention to address. In addition, the acquired business or assets may perform at levels below the levels we anticipated at the time of acquiring such business or assets due to factors beyond our control. As a result, there can be no assurance that the proposed Elite Acquisition will deliver the benefits anticipated by us, and any failure to create such benefits may result in a negative impact to, or material adverse effect on, our business, results of operations, financial condition and cash flows.

The proposed Elite Acquisition will result in our dependence on Hilcorp for a significant portion of our revenue. The loss of business with Hilcorp or the inability or failure of Hilcorp to meet its payment obligations may adversely affect our financial results.

In connection with the proposed Elite Acquisition, Elite Compression’s contract operations services agreements will transfer to us and we expect that Hilcorp, the primary customer of Elite Compression, will account for a significant portion of our future revenue.

During the year ended December 31, 2018, Hilcorp accounted for approximately 1% of our revenue. If the Elite Acquisition is completed, we estimate that Hilcorp will become one of our most significant customers. Any loss of business from Hilcorp, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Hilcorp to meet its payment obligations could have a material adverse effect on our business, results of operations and financial condition.

Following the closing of the proposed Elite Acquisition, an affiliate of Hilcorp will hold a significant portion of our common stock, and Hilcorp’s interest as an equity holder may conflict with the interests of our other shareholders or our noteholders.

In connection with the closing of the proposed Elite Acquisition, JDH Capital, an affiliate of Hilcorp, will receive 21,656,683 newly-issued shares of Archrock common stock, representing 16.6% of outstanding Archrock common stock as of June 30, 2019. As long as JDH Capital, together with affiliates of Hilcorp, continues to own at least 7.5% of the outstanding Archrock common stock, it will have the right to nominate one director to our board of directors. Given its ownership level and board representation, JDH Capital may have some influence over our operations and strategic direction and may have interests that conflict with the interests of other equity and debt holders.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of January 1, 2018, by and among Archrock, Inc., Archrock GP LLC, Archrock General Partner, L.P. and Archrock Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on January 2, 2018

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of January 11, 2018, by and among Archrock, Inc., Archrock GP LLC, Archrock General Partner, L.P., Archrock Partners, L.P. and Amethyst Merger Sub LLC, incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed on January 16, 2018

2.3
Asset Purchase Agreement, dated as of June 23, 2019, by and among Archrock Services, L.P., Archrock, Inc. and Elite Compression Services, LLC, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on June 24, 2019

2.4
Asset Purchase Agreement, dated as of June 23, 2019, by and between Archrock Services, L.P. and Harvest Four Corners, LLC, incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed on June 24, 2019

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

July 30, 2019