Form 10-Q
period 2019-09-30
Archrock, Inc.
filed 2019-10-30
CIK 1389050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
or
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

Number of shares of the common stock of the registrant outstanding as of October 22, 2019: 151,909,911 shares.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2018 Form 10-K	Archrock, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018
2021 Notes	$350.0 million of 6% senior notes due April 2021, issued in March 2013
2022 Notes	$350.0 million of 6% senior notes due October 2022, issued in April 2014
2027 Notes	$500.0 million of 6.875% senior notes due April 2027, issued in March 2019
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly-owned subsidiaries
Archrock Credit Facility	Archrock’s $350 million revolving credit facility terminated in April 2018 in connection with the Merger
ASC 606 Revenue	Accounting Standards Codification Topic 606 Revenue from Contracts with Customers
ASC 840 Leases	Accounting Standards Codification Topic 840 Leases
ASC 842 Leases	Accounting Standards Codification Topic 842 Leases
ASU 2016-13	Accounting Standards Update No. 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2017-04	Accounting Standards Update No. 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
ASU 2017-12	Accounting Standards Update No. 2017-12—Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
ASU 2018-02	Accounting Standards Update No. 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
ASU 2018-13	Accounting Standards Update No. 2018-13—Fair Value Measurement (Topic 820)—Disclosure Framework —Changes to the Disclosure Requirements for Fair Value Measurement
Credit Facility
$1.25 billion asset-based revolving credit facility due March 2022, as governed by Amendment No. 1 to Credit Agreement, dated February 23, 2018, which amended that certain Credit Agreement, dated as of March 30, 2017

EBITDA	Earnings before interest, taxes, depreciation and amortization
Elite Acquisition	Transaction completed on August 1, 2019 pursuant to the Asset Purchase Agreement entered into with Elite Compression on June 23, 2019
Elite Compression	Elite Compression Services, LLC
ERP	Enterprise Resource Planning
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	Condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q
GAAP	U.S. generally accepted accounting principles
Harvest	Harvest Four Corners, LLC
Harvest Sale	Transaction completed on August 1, 2019 pursuant to the Asset Purchase Agreement entered into with Harvest on June 23, 2019
Hilcorp	Hilcorp Energy Company
JDH Capital	JDH Capital Holdings, L.P.
Merger
Transaction completed on April 26, 2018 in which Archrock acquired all of the Partnership’s outstanding common units not already owned by Archrock pursuant to the Agreement and Plan of Merger, dated as of January 1, 2018, among Archrock and the Partnership, which was amended by Amendment No. 1 to Agreement and Plan of Merger on January 11, 2018

OTC	Over-the-counter, as related to aftermarket services parts and components
Partnership	Archrock Partners, L.P., together with its subsidiaries
ROU	Right-of-use, as related to the ASC 842 lease model
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
Spin-off
Spin-off of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation which was completed in November 2015

U.S.	United States of America

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act, including, without limitation, statements regarding the effects of the Merger or the Elite Acquisition; our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and pay dividends; the expected amount of our capital expenditures; anticipated cost savings; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our 2018 Form 10-K and those set forth from time to time in our filings with the SEC, which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov, as well as the following:

•	the risk that cost savings, tax benefits and any other synergies from the Elite Acquisition may not be fully realized or may take longer to realize than expected.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCHROCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)
(unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$3,426	$5,610
Accounts receivable, trade, net of allowance of $1,967 and $1,452, respectively	157,342	147,985
Inventory	78,306	76,333
Tax refund receivable	—	15,262
Other current assets	14,068	10,706
Current assets associated with discontinued operations	—	300
Total current assets	253,142	256,196
Property, plant and equipment, net	2,580,321	2,171,038
Operating lease ROU assets	18,681	—
Intangible assets, net	70,379	52,370
Contract costs, net	43,161	39,020
Goodwill	106,928	—
Other assets	19,694	26,828
Noncurrent assets associated with discontinued operations	8,498	7,063
Total assets	$3,100,804	$2,552,515
Liabilities and Equity
Current liabilities:
Accounts payable, trade	$62,510	$54,939
Accrued liabilities	94,938	78,997
Deferred revenue	10,120	16,509
Current liabilities associated with discontinued operations	—	297
Total current liabilities	167,568	150,742
Long-term debt	1,825,475	1,529,501
Operating lease liabilities	16,854	—
Deferred income taxes	4,321	2,842
Other liabilities	21,070	20,793
Noncurrent liabilities associated with discontinued operations	8,498	7,063
Total liabilities	2,043,786	1,710,941
Commitments and contingencies (Note 20)
Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 158,602,309 and 135,787,509 shares issued, respectively	1,586	1,358
Additional paid-in capital	3,410,378	3,177,982
Accumulated other comprehensive income (loss)	(4,187)	5,773
Accumulated deficit	(2,268,890)	(2,263,677)
Treasury stock: 6,702,602 and 6,381,605 common shares, at cost, respectively	(81,869)	(79,862)
Total equity	1,057,018	841,574
Total liabilities and equity	$3,100,804	$2,552,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Contract operations	$198,337	$169,509	$567,102	$496,156
Aftermarket services	46,612	62,863	152,396	175,126
Total revenue	244,949	232,372	719,498	671,282
Cost of sales (excluding depreciation and amortization):
Contract operations	75,941	69,056	221,197	201,460
Aftermarket services	37,625	50,043	123,742	143,173
Total cost of sales (excluding depreciation and amortization)	113,566	119,099	344,939	344,633
Selling, general and administrative	29,526	26,298	87,133	80,455
Depreciation and amortization	48,409	43,779	137,997	131,565
Long-lived asset impairment	7,097	6,660	18,821	18,323
Restatement and other charges	—	396	445	(195)
Interest expense	27,401	23,518	76,972	69,402
Debt extinguishment loss	—	—	3,653	2,450
Transaction-related costs	4,905	182	7,772	9,993
Other income, net	(7,810)	(660)	(10,025)	(3,449)
Income before income taxes	21,855	13,100	51,791	18,105
Provision for income taxes	1,448	3,126	232	1,913
Income from continuing operations	20,407	9,974	51,559	16,192
Loss from discontinued operations, net of tax	—	—	(273)	—
Net income	20,407	9,974	51,286	16,192
Less: Net income attributable to the noncontrolling interest	—	—	—	(8,097)
Net income attributable to Archrock stockholders	$20,407	$9,974	$51,286	$8,095

Basic and diluted net income per common share attributable to Archrock common stockholders	$0.14	$0.08	$0.38	$0.07

Weighted average common shares outstanding:
Basic	142,931	127,842	133,170	102,913
Diluted	142,965	127,955	133,206	103,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$20,407	$9,974	$51,286	$16,192
Other comprehensive income (loss), net of tax:
Interest rate swap gain (loss), net of reclassifications to earnings	(1,415)	959	(9,960)	7,241
Amortization of terminated interest rate swaps	—	—	—	230
Merger-related adjustments	—	—	—	5,670
Total other comprehensive income (loss)	(1,415)	959	(9,960)	13,141
Comprehensive income	18,992	10,933	41,326	29,333
Less: Comprehensive income attributable to the noncontrolling interest	—	—	—	(12,360)
Comprehensive income attributable to Archrock stockholders	$18,992	$10,933	$41,326	$16,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Archrock Stockholders
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit
	Amount	Shares			Amount	Shares		Total
Balance at July 1, 2018	$1,355	135,478,039	$3,150,118	$9,374	$(77,773)	(6,072,751)	$(2,252,349)	$830,725
Treasury stock purchased					(687)	(54,844)		(687)
Cash dividends ($0.132 per common share)							(17,114)	(17,114)
Shares issued in employee stock purchase plan		17,886	200					200
Stock-based compensation, net of forfeitures	1	76,757	1,804			(108,216)		1,804
Merger-related adjustments			1,936					1,936
Comprehensive income
Net income							9,974	9,974
Interest rate swap gain, net of reclassifications to earnings				959				959
Balance at September 30, 2018	$1,356	135,572,682	$3,154,058	$10,333	$(78,460)	(6,235,811)	$(2,259,489)	$827,798

Balance at July 1, 2019	$1,369	136,899,297	$3,182,247	$(2,772)	$(80,719)	(6,577,558)	$(2,267,235)	$832,890
Treasury stock purchased					(1,150)	(125,044)		(1,150)
Cash dividends ($0.145 per common share)							(22,062)	(22,062)
Shares issued in employee stock purchase plan		20,288	192					192
Stock-based compensation, net of forfeitures		26,041	2,276					2,276
Shares issued for Elite Acquisition	217	21,656,683	225,663					225,880
Comprehensive income
Net income							20,407	20,407
Interest rate swap loss, net of reclassifications to earnings				(1,415)				(1,415)
Balance at September 30, 2019	$1,586	158,602,309	$3,410,378	$(4,187)	$(81,869)	(6,702,602)	$(2,268,890)	$1,057,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Archrock Stockholders
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Noncontrolling Interest
	Amount	Shares			Amount	Shares			Total
Balance at January 1, 2018	$769	76,880,862	$3,093,058	$1,197	$(76,732)	(5,930,380)	$(2,241,243)	$(41,431)	$735,618
Treasury stock purchased					(1,728)	(164,310)			(1,728)
Cash dividends ($0.372 per common share)							(41,132)		(41,132)
Shares issued in employee stock purchase plan	1	67,932	615						616
Stock-based compensation, net of forfeitures	10	960,028	5,372			(141,121)		(64)	5,318
Stock options exercised		29,855	262						262
Cash distribution to noncontrolling unitholders of the Partnership								(11,766)	(11,766)
Impact of adoption of ASC 606 Revenue							14,666		14,666
Impact of adoption of ASU 2017-12							383		383
Impact of adoption of ASU 2018-02				258			(258)		—
Merger-related adjustments	576	57,634,005	54,751					40,901	96,228
Comprehensive income
Net income							8,095	8,097	16,192
Interest rate swap gain, net of reclassifications to earnings				2,978				4,263	7,241
Amortization of terminated interest rate swaps				230					230
Merger-related adjustments				5,670					5,670
Balance at September 30, 2018	$1,356	135,572,682	$3,154,058	$10,333	$(78,460)	(6,235,811)	$(2,259,489)	$—	$827,798

Balance at January 1, 2019	$1,358	135,787,509	$3,177,982	$5,773	$(79,862)	(6,381,605)	$(2,263,677)	$—	$841,574
Treasury stock purchased					(2,007)	(212,080)			(2,007)
Cash dividends ($0.409 per common share)							(56,499)		(56,499)
Shares issued in employee stock purchase plan		69,089	599						599
Stock-based compensation, net of forfeitures	11	1,089,028	6,134			(108,917)			6,145
Shares issued for Elite Acquisition	217	21,656,683	225,663						225,880
Comprehensive income
Net income							51,286		51,286
Interest rate swap loss, net of reclassifications to earnings				(9,960)					(9,960)
Balance at September 30, 2019	$1,586	158,602,309	$3,410,378	$(4,187)	$(81,869)	(6,702,602)	$(2,268,890)	$—	$1,057,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$51,286	$16,192
Adjustments to reconcile net income to cash provided by operating activities:
Loss from discontinued operations, net of tax	273	—
Depreciation and amortization	137,997	131,565
Long-lived asset impairment	18,821	18,323
Inventory write-downs	662	1,185
Amortization of operating lease ROU assets	2,151	—
Amortization of deferred financing costs	4,569	4,604
Amortization of debt discount	726	1,049
Amortization of terminated interest rate swaps	—	291
Debt extinguishment loss	3,653	2,450
Interest rate swaps	(1,063)	166
Stock-based compensation expense	6,145	5,567
Provision for doubtful accounts	979	1,544
Gain on sale of assets	(9,644)	(2,894)
Deferred income tax provision (benefit)	(330)	1,514
Amortization of contract costs	16,834	10,332
Deferred revenue recognized in earnings	(33,538)	(17,420)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, trade	(7,005)	(21,591)
Inventory	2,584	3,800
Other assets	13,272	1,251
Contract costs, net	(20,975)	(25,290)
Accounts payable and other liabilities	8,996	16,461
Deferred revenue	27,390	21,765
Other	111	(159)
Net cash provided by continuing operations	223,894	170,705
Net cash used in discontinued operations	(269)	—
Net cash provided by operating activities	223,625	170,705
Cash flows from investing activities:
Capital expenditures	(303,467)	(241,183)
Proceeds from sale of property, plant and equipment and other assets	55,674	24,061
Proceeds from insurance and other settlements	2,830	252
Cash paid in Elite Acquisition	(214,233)	—
Net cash used in investing activities	(459,196)	(216,870)
Cash flows from financing activities:
Borrowings of long-term debt	1,685,250	536,830
Repayments of long-term debt	(1,386,250)	(440,636)
Payments for debt issuance costs	(8,829)	(3,332)
Proceeds from (payments for) settlement of interest rate swaps that include financing elements	1,123	(61)
Dividends paid to Archrock stockholders	(56,499)	(41,132)
Distributions paid to noncontrolling partners in the Partnership	—	(11,766)
Proceeds from stock options exercised	—	262
Proceeds from stock issued under employee stock purchase plan	599	616
Purchases of treasury stock	(2,007)	(1,728)
Net cash provided by financing activities	233,387	39,053
Net decrease in cash and cash equivalents	(2,184)	(7,112)
Cash and cash equivalents, beginning of period	5,610	10,536
Cash and cash equivalents, end of period	$3,426	$3,424

Supplemental disclosure of non-cash transactions:
Issuance of Archrock common stock pursuant to Merger, net of tax	$—	$55,327
Issuance of Archrock common stock pursuant to Elite Acquisition, net of tax	225,880	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Goodwill

On October 1, 2019, we prospectively adopted ASU 2017-04 which simplifies the test for goodwill impairment by eliminating Step 2 in the test for goodwill impairment, which required an entity to calculate the implied fair value of goodwill. Under this amendment, an entity should perform its goodwill impairment test on at least an annual basis by comparing the fair value of a reporting unit, including any income tax effects from any tax deductible goodwill, with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.

Accounting Standards Updates Not Yet Implemented

In August 2018, the FASB issued ASU 2018-13 which amends the required fair value measurements disclosures related to valuation techniques and inputs used, uncertainty in measurement and changes in measurements applied. These amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are to be applied retrospectively to all periods presented upon their effective date. We are currently evaluating the impact of ASU 2018-13 on our consolidated financial statements and footnote disclosures.

In June 2016, the FASB issued ASU 2016-13 which changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in earlier recognition of allowance for losses. For public entities that meet the definition of an SEC filer, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. Entities will apply ASU 2016-13 provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements and footnote disclosures.

3. Business Transactions

Elite Acquisition

On August 1, 2019, we completed the Elite Acquisition whereby we acquired from Elite Compression substantially all of its assets, including a fleet of predominantly large compressor units comprising approximately 430,000 horsepower, vehicles, real property and inventory, and certain liabilities for aggregate consideration consisting of $209.2 million in cash and 21,656,683 shares of common stock with an acquisition date fair value of $225.9 million. The cash portion of the acquisition was funded with borrowings on the Credit Facility. The purchase price paid is subject to customary post-closing adjustments in accordance with the terms of the acquisition's asset purchase agreement.

The Elite Acquisition was accounted for using the acquisition method which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill. The preliminary allocation of the purchase price, which is subject to certain adjustments, was based upon preliminary valuations and our estimates and assumptions are subject to change upon the completion of management’s review of the final valuations. We are in the process of finalizing valuations related to property, plant and equipment, identifiable intangible assets and goodwill. Post-closing adjustments to the purchase price could impact future depreciation and amortization expense as well as income tax expense. The final valuation of net assets acquired is expected to be completed as soon as possible, but no later than one year from the acquisition date.

The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the acquired assets and liabilities as of the acquisition date (in millions):

Accounts receivable	$9.0
Inventory	7.7
Other current assets	0.8
Property, plant and equipment	286.3
Operating lease ROU assets	0.7
Intangible assets	29.1
Goodwill	106.9
Accounts payable, trade	(2.1)
Accrued liabilities	(3.0)
Operating lease liabilities	(0.3)
Purchase price	$435.1

The preliminary amount of property, plant and equipment is primarily comprised of compression equipment that will be depreciated on a straight-line basis over an estimated average remaining useful life of 15 years.

The intangible assets consist of customer relationships that have an estimated useful life of 15 years. The preliminary amount of intangible assets and their associated useful life were determined based on the period over which the assets are expected to contribute directly or indirectly to our future cash flows.

The preliminary amount of goodwill resulting from the acquisition is attributable to the expansion of our services in various regions in which we currently operate and was allocated to our contract operations segment. The goodwill recorded is considered to have an indefinite life and will be reviewed annually for impairment or more frequently if indicators of potential impairment exist. All of the goodwill recorded for this acquisition is expected to be deductible for U.S. federal income tax purposes.

The results of operations attributable to the assets and liabilities acquired in the Elite Acquisition have been included in our condensed consolidated financial statements as part of our contract operations segment since the date of acquisition. Revenue attributable to the assets acquired from the date of acquisition, August 1, 2019, through September 30, 2019 was $13.1 million. We are unable to provide earnings attributable to the assets and liabilities acquired since the date of acquisition as we do not prepare full stand-alone earnings reports for those assets and liabilities.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information for the three and nine months ended September 30, 2019 and 2018 was derived by adjusting our historical financial statements in order to give effect to the assets and liabilities acquired in the Elite Acquisition. The Elite Acquisition is presented in this unaudited pro forma financial information as though the acquisition occurred as of January 1, 2018, and reflects the following:

•	the acquisition of substantially all of Elite Compression’s assets, including a compression fleet of approximately 430,000 horsepower, vehicles, real property and inventory, and certain liabilities;

•	borrowings of $209.2 million under the Credit Facility for cash consideration exchanged in the acquisition; and

•
the exclusion of $4.8 million and $7.4 million of financial advisory, legal and other professional fees incurred related to the acquisition and recorded to transaction-related costs in our condensed consolidated statements of operations during the three and nine months ended September 30, 2019, respectively.

The unaudited pro forma financial information below is presented for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$251,505	$251,060	$763,776	$728,188
Net income attributable to Archrock stockholders	27,207	11,957	65,152	11,907

Harvest Sale

On August 1, 2019, we completed an asset sale in which Harvest acquired from us approximately 80,000 active and idle compression horsepower, vehicles and parts inventory for cash consideration of $30.0 million. We recorded a $6.6 million gain on the sale of these assets to other income, net in our condensed consolidated statements of operations during the three and nine months ended September 30, 2019. The assets were previously reported under our contract operations segment.

4. Related Party Transactions

In connection with the closing of the Elite Acquisition, we issued 21,656,683 shares of our common stock to JDH Capital, an affiliate of our customer Hilcorp. As long as JDH Capital, together with affiliates of Hilcorp, owns at least 7.5% of our outstanding common stock, it will have the right to designate one director to our board of directors. On August 1, 2019, Jeffery D. Hildebrand, founder and executive chairman of Hilcorp, was elected to our board of directors. As of September 30, 2019, JDH Capital owned 14.3% of our outstanding common stock.

Revenue from Hilcorp and affiliates was $9.7 million and $2.2 million during the three months ended September 30, 2019 and 2018, respectively, and $20.1 million and $6.6 million during the nine months ended September 30, 2019 and 2018, respectively. Accounts receivable, net due from Hilcorp and affiliates were $6.1 million and $3.6 million as of September 30, 2019 and December 31, 2018, respectively.

5. Discontinued Operations

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

As of September 30, 2019 and December 31, 2018, we had $8.5 million and $7.1 million, respectively, of unrecognized tax benefits (including interest and penalties) related to Exterran Corporation operations prior to the Spin-off recorded to noncurrent liabilities associated with discontinued operations in our condensed consolidated balance sheets. We had an offsetting indemnification asset of $8.5 million and $7.1 million related to these unrecognized tax benefits recorded to noncurrent assets associated with discontinued operations as of September 30, 2019 and December 31, 2018, respectively.

The following table summarizes the balance sheet data for discontinued operations (in thousands):

	September 30, 2019	December 31, 2018
Other current assets	$—	$300
Other assets	8,498	7,063
Total assets associated with discontinued operations	$8,498	$7,363

Accrued liabilities	$—	$297
Deferred income taxes	8,498	7,063
Total liabilities associated with discontinued operations	$8,498	$7,360

The following table summarizes the statements of operations data for discontinued operations (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Other income, net	$(31)	$(1,463)
Provision for income taxes	31	1,736
Loss from discontinued operations, net of tax	$—	$(273)

6. Inventory

Inventory consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Parts and supplies	$67,262	$65,645
Work in progress	11,044	10,688
Inventory	$78,306	$76,333

7. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Compression equipment, facilities and other fleet assets	$3,735,162	$3,323,465
Land and buildings	49,706	47,067
Transportation and shop equipment	111,381	103,766
Computer hardware and software	93,479	92,174
Other	14,403	11,880
Property, plant and equipment	4,004,131	3,578,352
Accumulated depreciation	(1,423,810)	(1,407,314)
Property, plant and equipment, net	$2,580,321	$2,171,038

8. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Credit Facility	$988,500	$839,500

2027 Notes	500,000	—
Less: Deferred financing costs, net of amortization	(8,275)	—
	491,725	—

2022 Notes	350,000	350,000
Less: Debt discount, net of amortization	(2,230)	(2,766)
Less: Deferred financing costs, net of amortization	(2,520)	(3,133)
	345,250	344,101

2021 Notes	—	350,000
Less: Debt discount, net of amortization	—	(1,789)
Less: Deferred financing costs, net of amortization	—	(2,311)
	—	345,900
Long-term debt	$1,825,475	$1,529,501

Archrock Credit Facility

In April 2018, in connection with the Merger, the Archrock Credit Facility was terminated. As a result of the termination, we recorded a debt extinguishment loss of $2.5 million during the nine months ended September 30, 2018. We incurred $0.2 million in commitment fees in 2018 prior to the facility’s termination and were in compliance with all covenants through its closing.

Credit Facility

As of September 30, 2019, there were $15.2 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.7%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 4.9% and 5.4% at September 30, 2019 and December 31, 2018, respectively. We incurred $0.4 million and $0.6 million in commitment fees on the daily unused amount of the Credit Facility during the three months ended September 30, 2019 and 2018, respectively, and $1.5 million and $1.7 million during the nine months ended September 30, 2019 and 2018, respectively.

We must maintain the following consolidated financial ratios, as defined in our Credit Facility agreement:

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

As of September 30, 2019, the ratio requirements above did not constrain our undrawn capacity and as such, all of the $246.3 million of undrawn capacity was available for additional borrowings. As of September 30, 2019, we were in compliance with all covenants under the Credit Facility agreement.

2027 Notes

On March 21, 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.875% senior notes due April 2027 and received net proceeds of $491.2 million after deducting issuance costs. The $8.8 million of issuance costs were recorded as deferred financing costs within long-term debt in our condensed consolidated balance sheets and are being amortized to interest expense in our condensed consolidated statement of operations over the term of the notes. The net proceeds were used to repay borrowings outstanding under our Credit Facility as of March 31, 2019.

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

Redemption of 2021 Notes

On April 5, 2019, the 2021 Notes were redeemed at 100% of their $350.0 million aggregate principal amount plus accrued and unpaid interest of $0.2 million with borrowings from the Credit Facility. We recorded a debt extinguishment loss of $3.7 million related to the redemption during the nine months ended September 30, 2019.

9. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contract operations (1):
0 - 1,000 horsepower per unit	$66,026	$60,725	$193,448	$179,917
1,001 - 1,500 horsepower per unit	81,755	69,663	231,693	204,841
Over 1,500 horsepower per unit	49,572	38,053	138,966	108,367
Other (2)	984	1,068	2,995	3,031
Total contract operations (3)	198,337	169,509	567,102	496,156

Aftermarket services (1):
Services (4)	28,888	38,863	95,689	107,776
OTC parts and components sales	17,724	24,000	56,707	67,350
Total aftermarket services (5)	46,612	62,863	152,396	175,126

Total revenue	$244,949	$232,372	$719,498	$671,282
——————

(1)	We operate in two segments: contract operations and aftermarket services. See Note 21 (“Segments”) for further details.

(2)	Primarily relates to fees associated with owned non-compressor equipment.

(3)
Included $1.6 million for each of the three months ended September 30, 2019 and 2018 and $6.0 million and $4.3 million for the nine months ended September 30, 2019 and 2018, respectively, related to billable maintenance on owned units that was recognized at a point in time. All other contract operations revenue is recognized over time.

(4)
Included a reversal of $0.7 million of revenue during the three and nine months ended September 30, 2019 related to changes in estimates of performance obligations partially satisfied in prior periods.

(5)	All service revenue within aftermarket services is recognized over time. All OTC parts and components sales revenue is recognized at a point in time.

Performance Obligations

As of September 30, 2019, we had $453.2 million of remaining performance obligations related to our contract operations segment. We have elected to apply the practical expedient to not consider the effects of the time value of money, as the expected time between the transfer of services and payment for such services is less than one year. The remaining performance obligations will be recognized through 2024 as follows (in thousands):

	2019	2020	2021	2022	2023	2024	Total
Remaining performance obligations	$114,677	$198,753	$100,244	$34,878	$4,090	$563	$453,205

As of September 30, 2019 we have elected to apply the practical expedient to not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services, as there are no contracts with customers with an original contract term that is greater than one year.

Contract Balances

As of September 30, 2019 and December 31, 2018, our receivables from contracts with customers, net of allowance for doubtful accounts, were $151.3 million and $142.1 million, respectively.

Freight billings to customers for the transport of compressor assets, customer-specified modifications of compressor assets and milestone billings on aftermarket services often result in a contract liability. As of September 30, 2019 and December 31, 2018, our contract liabilities were $11.0 million and $17.1 million, respectively, which were included in deferred revenue and other liabilities in our condensed consolidated balance sheets. We recognized $33.5 million of our December 31, 2018 contract liability balance as revenue during the nine months ended September 30, 2019.

10. Leases

Operating Leases

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

The facility leases discussed below, of which we are the lessee, contain lease and nonlease components for which we have elected the practical expedient to account for as a single lease component, as the nonlease components are not significant to the total consideration in the contract and separating the nonlease component would have no effect on lease classification. As it relates to our contract operations services agreements in which we are the lessor, the services nonlease component is predominant over the compression unit lease component and therefore recognition of these agreements will continue to follow the ASC 606 Revenue guidance.

We have operating leases and subleases for office space, temporary housing, storage and shops. Our leases have remaining lease terms of less than one year to 11 years and most include options to extend the lease term, at our discretion, for an additional three to five years. We are not, however, reasonably certain that we will exercise any of the options to extend and as such, they have not been included in the remaining lease terms.

Balance sheet information related to our operating leases was as follows (in thousands):

	Classification	September 30, 2019
ROU assets	Operating lease ROU assets	$18,681

Lease liabilities
Current	Accrued liabilities	$3,019
Noncurrent	Operating lease liabilities	16,854
Total lease liabilities		$19,873

The components of lease cost were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$983	$2,927
Short-term lease cost	64	302
Variable lease cost	322	1,264
Total lease cost	$1,369	$4,493

Cash flow and noncash information related to our operating leases were as follows (in thousands):

Nine Months Ended September 30, 2019
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$4,075
Operating lease ROU assets obtained in exchange for new lease liabilities	2,247

Other supplemental information related to our operating leases was as follows:

September 30, 2019
Weighted average remaining lease term (in years)	8.3
Weighted average discount rate	5.3%

Remaining maturities of lease liabilities governed under ASC 842 Leases as of September 30, 2019 were as follows (in thousands):

2019	$676
2020	4,012
2021	3,715
2022	2,615
2023	2,310
2024	1,919
Thereafter	9,611
Total lease payments	24,858
Less: Interest	(4,985)
Total lease liabilities under ASC 842 Leases	$19,873

Maturities of lease liabilities governed under ASC 840 Leases as of December 31, 2018 were as follows (in thousands):

2019	$4,317
2020	3,980
2021	3,562
2022	2,433
2023	2,170
Thereafter	11,935
Total lease liabilities under ASC 840 Leases	$28,397

11. Derivatives

We are exposed to market risks associated with changes in the variable interest rate of the Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes.

At September 30, 2019, the following interest rate swaps, entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates, were outstanding (in millions):

Expiration Date	Notional Value
May 2020	$100
March 2022	300
$400

The counterparties to our derivative agreements are major financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us. We have no collateral posted for the derivative instruments.

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

We expect the hedging relationship to be highly effective as the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate. We perform quarterly qualitative prospective and retrospective hedge effectiveness assessments unless facts and circumstances related to the hedging relationships change such that we can no longer assert qualitatively that the cash flow hedge relationships were and continue to be highly effective. We estimate that $0.4 million of the deferred pre-tax loss attributable to interest rate swaps included in accumulated other comprehensive income (loss) at September 30, 2019 will be reclassified into earnings as interest expense at then-current values during the next 12 months as the underlying hedged transactions occur.

As of September 30, 2019, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%.

The following table presents the effect of our derivative instruments designated as cash flow hedging instruments on our condensed consolidated balance sheets (in thousands):

	September 30, 2019	December 31, 2018
Other current assets	$73	$3,185
Other assets	—	4,122
Total derivative assets	$73	$7,307

Accrued liabilities	$(456)	$—
Other liabilities	(2,270)	—
Total derivative liabilities	$(2,726)	$—

The following tables present the effect of our derivative instruments designated as cash flow hedging instruments on our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Pre-tax gain (loss) recognized in other comprehensive income (loss)	$(933)	$1,642	$(7,761)	$8,583
Pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	482	429	2,199	(83)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total amount of interest expense in which the effects of cash flow hedges are recorded	$27,401	$23,518	$76,972	$69,402
Amount of gain reclassified from accumulated other comprehensive income (loss) into interest expense	482	429	2,199	582

See Note 12 (“Fair Value Measurements”) and Note 19 (“Accumulated Other Comprehensive Income (Loss)”) for further details on our derivative instruments.

12. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a quarterly basis, our interest rate swap derivative instruments are valued based on the income approach (discounted cash flow) using market observable inputs, including London Interbank Offered Rate forward curves. These fair value measurements are classified as Level 2. The following table presents our derivative asset and liability measured at fair value on a recurring basis, with pricing levels as of the date of valuation (in thousands):

	September 30, 2019	December 31, 2018
Derivative asset	$73	$7,307
Derivative liability	(2,726)	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the nine months ended September 30, 2019, we recorded non-recurring fair value measurements related to our idle and previously-culled compressor units. Our estimate of the compressor units’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our impaired compressor units was $2.1 million and $2.3 million at September 30, 2019 and December 31, 2018, respectively. See Note 13 (“Long-Lived Asset Impairment”) for further details.

Other Financial Instruments

The carrying amounts of our cash, receivables and payables approximate fair value due to the short-term nature of those instruments.

The carrying amount of borrowings outstanding under our Credit Facility approximates fair value due to its variable interest rate. The fair value of these outstanding borrowings was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs.

The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets and is considered a Level 2 measurement. The following table summarizes the carrying amount and fair value of our fixed rate debt (in thousands):

	September 30, 2019	December 31, 2018
Carrying amount of fixed rate debt (1)	$836,975	$690,001
Fair value of fixed rate debt	887,000	674,000
——————

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 8 (“Long-Term Debt”).

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

The following table presents the results of our impairment review as recorded to our contract operations segment (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Idle compressor units retired from the active fleet	60	60	240	225
Horsepower of idle compressor units retired from the active fleet	28,000	23,000	84,000	73,000
Impairment recorded on idle compressor units retired from the active fleet	$7,097	$6,660	$18,821	$18,323

14. Hosting Arrangements

In the fourth quarter of 2018 we began a process and technology transformation project that will, among other things, upgrade our existing ERP system, improve our supply chain and inventory management and expand the remote monitoring capabilities of our compression fleet. Included in this project are hosting arrangements that are service contracts related to the cloud migration of our ERP system and cloud services for our new mobile workforce telematics tool.

Certain costs incurred for the implementation of our hosting arrangements that are service contracts are being capitalized and will be amortized on a straight-line basis over the term of the respective contract. As of September 30, 2019 and December 31, 2018, we had $3.1 million and $0.4 million, respectively, of implementation costs related to our hosting arrangements that are service contracts capitalized to other assets in our condensed consolidated balance sheets. Amortization of the capitalized implementation costs will be recorded to SG&A in our condensed consolidated statements of operations and is expected to begin in future periods as the individual components become ready for their intended use.

15. Income Taxes

Effective Tax Rate

The year-to-date effective tax rate for the nine months ended September 30, 2019 differed significantly from our statutory rate primarily due to the reduction of a valuation allowance, which was recorded to offset the tax effect of the increase in book income in the nine months ended September 30, 2019, as well as the release of an unrecognized tax benefit due to the settlement of a tax audit.

Unrecognized Tax Benefits

As of September 30, 2019, we believe it is reasonably possible that $1.9 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to September 30, 2020 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from this estimate.

16. Earnings per Share

Basic net income (loss) attributable to Archrock common stockholders per common share is computed using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Under the two-class method, basic net income (loss) attributable to Archrock common stockholders per common share is determined by dividing net income (loss) attributable to Archrock common stockholders, after deducting amounts allocated to participating securities, by the weighted average number of common shares outstanding for the period. Participating securities include unvested restricted stock and stock-settled restricted stock units that have nonforfeitable rights to receive dividends or dividend equivalents, whether paid or unpaid. During periods of net loss, no effect is given to participating securities because they do not have a contractual obligation to participate in our losses.

Diluted net income (loss) attributable to Archrock common stockholders per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options, performance-based restricted stock units and stock to be issued pursuant to our employee stock purchase plan unless their effect would be anti-dilutive.

The following table summarizes net income attributable to Archrock common stockholders used in the calculation of basic and diluted net income per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income from continuing operations attributable to Archrock stockholders	$20,407	$9,974	$51,559	$8,095
Loss from discontinued operations, net of tax	—	—	(273)	—
Net income attributable to Archrock stockholders	20,407	9,974	51,286	8,095
Less: Net income attributable to participating securities	(302)	(241)	(876)	(554)
Net income attributable to Archrock common stockholders	$20,105	$9,733	$50,410	$7,541

The following table shows the potential shares of common stock that were included in computing diluted net income attributable to Archrock common stockholders per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average common shares outstanding including participating securities	144,692	129,486	135,081	104,489
Less: Weighted average participating securities outstanding	(1,761)	(1,644)	(1,911)	(1,576)
Weighted average common shares outstanding used in basic net income per common share	142,931	127,842	133,170	102,913
Net dilutive potential common shares issuable:
On exercise of options and vesting of performance-based restricted stock units	33	111	33	96
On settlement of employee stock purchase plan shares	1	2	3	4
Weighted average common shares outstanding used in diluted net income per common share	142,965	127,955	133,206	103,013

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income attributable to Archrock common stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
On exercise of options where exercise price is greater than average market value for the period	154	187	154	199

17. Equity

Elite Acquisition

On August 1, 2019, we completed the Elite Acquisition. A portion of the acquisition’s purchase price was funded through the issuance of 21,656,683 shares of common stock with an acquisition date fair value of $225.9 million, which was recorded to common stock and additional paid-in capital in our condensed consolidated statements of equity. See Note 3 (“Business Transactions”) for further details of this acquisition.

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

The following table presents the effects of changes in our ownership interest in the Partnership on the equity attributable to Archrock stockholders:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net income attributable to Archrock stockholders	$9,974	$8,095
Increase in Archrock stockholders’ additional paid-in capital for change in ownership of Partnership common units	1,936	54,751
Change from net income attributable to Archrock stockholders and transfers from noncontrolling interest	$11,910	$62,846

Prior to the Merger, public unitholders held a 57% ownership interest in the Partnership and we owned the remaining 43% equity interest. The earnings of the Partnership that were attributed to its common units held by the public prior to the Merger are reflected in net income attributable to the noncontrolling interest in our condensed consolidated statements of operations.

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2019 and 2018:

	Dividends per Common Share	Total Dividends (in thousands)
2018
Q1	$0.120	$8,532
Q2	0.120	15,486
Q3	0.132	17,114
Q4	0.132	17,156

2019
Q1	$0.132	$17,231
Q2	0.132	17,206
Q3	0.145	22,062

On October 23, 2019, our board of directors declared a quarterly dividend of $0.145 per share of common stock to be paid on November 14, 2019 to stockholders of record at the close of business on November 7, 2019.

18. Stock-Based Compensation

We have granted restricted stock, restricted stock units and performance-based restricted stock units to employees and non-employee directors under the Archrock, Inc. 2013 Stock Incentive Plan.

The following table presents restricted stock, restricted stock unit, performance-based restricted stock unit and cash-settled performance unit activity during the nine months ended September 30, 2019 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested awards, January 1, 2019	1,728	$9.68
Granted	1,389	10.01
Vested	(933)	8.83
Canceled	(153)	10.33
Non-vested awards, September 30, 2019 (1)(2)	2,031	10.24
——————

(1)
Non-vested awards as of September 30, 2019 are comprised of 376,000 cash-settled restricted stock units and cash-settled performance units and 1,655,000 restricted stock and stock-settled performance units.

(2)
During the nine months ended September 30, 2019, the settlement terms of 99,631 performance units, with grant dates in 2018 and 2019, were modified from settlement in stock to cash. The change in award settlement from stock to cash was the only modification to these awards; the vesting, forfeiture and all other terms and conditions were unchanged. The modification resulted in a $0.2 million reclassification from additional paid-in capital to other current liabilities in our condensed consolidated balance sheets and had an immaterial impact on our condensed consolidated statements of operations.

As of September 30, 2019, we expect $15.7 million of unrecognized compensation cost related to unvested restricted stock, stock-settled restricted stock units, performance units, cash-settled restricted stock units and cash-settled performance units to be recognized over the weighted-average period of 2.0 years.

Total stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Equity awards	$2,276	$1,804	$6,145	$5,567
Liability awards	274	334	1,880	1,301
Total stock-based compensation expense	$2,550	$2,138	$8,025	$6,868

19. Accumulated Other Comprehensive Income (Loss)

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

The following table presents the changes in accumulated other comprehensive income (loss) of our derivative cash flow hedges, net of tax and excluding noncontrolling interest, during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning accumulated other comprehensive income (loss)	$(2,772)	$9,374	$5,773	$1,197
Gain (loss) recognized in other comprehensive income (loss), net of tax provision of $0, $345, $0 and $1,234, respectively (1)	(933)	1,298	(7,761)	3,349
(Gain) loss reclassified from accumulated other comprehensive income (loss) to interest expense, net of tax provision of $0, $90, $0 and $37, respectively (1)(2)	(482)	(339)	(2,199)	117
Merger-related adjustments (3)	—	—	—	5,670
Other comprehensive income (loss) attributable to Archrock stockholders	(1,415)	959	(9,960)	9,136
Ending accumulated other comprehensive income (loss)	$(4,187)	$10,333	$(4,187)	$10,333
——————

(1)
Included adjustments of $0.3 million and $2.1 million related to an increase in the valuation allowance recorded to offset the tax effect of other comprehensive loss recorded during the three and nine months ended September 30, 2019, respectively.

(2)
Included stranded tax effects resulting from the Tax Cuts and Jobs Act, which was implemented in December 2017, of $0.3 million reclassified to accumulated deficit during the nine months ended September 30, 2018.

(3)
Pursuant to the Merger, we reclassified a gain of $5.7 million from noncontrolling interest to accumulated other comprehensive income (loss) related to the fair value of our derivative instruments that was previously attributed to public ownership of the Partnership.

See Note 11 (“Derivatives”) for further details on our interest rate swap derivative instruments.

20. Commitments and Contingencies

Performance Bonds

In the normal course of business we have issued performance bonds to various state authorities that ensure payment of certain obligations. We have also issued a bond to protect our 401(k) retirement plan against losses caused by acts of fraud or dishonesty. The bonds have expiration dates in 2019 through the third quarter of 2020 and maximum potential future payments of $2.3 million. As of September 30, 2019, we were in compliance with all obligations to which the performance bonds pertain.

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2019 and December 31, 2018, we accrued $2.4 million and $4.5 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. The tax contingencies mentioned above relate to tax matters for which we are responsible in managing the audit. As of September 30, 2019 and December 31, 2018, we recorded an indemnification liability (including penalties and interest), in addition to the tax contingency above, of $2.8 million and $2.6 million, respectively, for our share of non-income-based tax contingencies related to audits being managed by Exterran Corporation.

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

21. Segments

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

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes only sales to external customers.

The following table presents revenue and gross margin by segment during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Contract Operations	Aftermarket Services	Total
Three months ended September 30, 2019
Revenue	$198,337	$46,612	$244,949
Gross margin	122,396	8,987	131,383
Three months ended September 30, 2018
Revenue	$169,509	$62,863	$232,372
Gross margin	100,453	12,820	113,273

Nine months ended September 30, 2019
Revenue	$567,102	$152,396	$719,498
Gross margin	345,905	28,654	374,559
Nine months ended September 30, 2018
Revenue	$496,156	$175,126	$671,282
Gross margin	294,696	31,953	326,649

The following table reconciles total gross margin to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total gross margin	$131,383	$113,273	$374,559	$326,649
Less:
Selling, general and administrative	29,526	26,298	87,133	80,455
Depreciation and amortization	48,409	43,779	137,997	131,565
Long-lived asset impairment	7,097	6,660	18,821	18,323
Restatement and other charges	—	396	445	(195)
Interest expense	27,401	23,518	76,972	69,402
Debt extinguishment loss	—	—	3,653	2,450
Transaction-related costs	4,905	182	7,772	9,993
Other income, net	(7,810)	(660)	(10,025)	(3,449)
Income before income taxes	$21,855	$13,100	$51,791	$18,105

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

Recent Business Developments

Elite Acquisition

On August 1, 2019, we completed the Elite Acquisition whereby we acquired from Elite Compression substantially all of its assets, including a fleet of predominantly large compressor units comprising approximately 430,000 horsepower, vehicles, real property and inventory, and certain liabilities for aggregate consideration consisting of $209.2 million in cash and 21,656,683 shares of common stock with an acquisition date fair value of $225.9 million. The cash portion of the acquisition was funded with borrowings on the Credit Facility.

Harvest Sale

On August 1, 2019, we completed an asset sale in which Harvest acquired from us approximately 80,000 active and idle compression horsepower, vehicles and parts inventory for cash consideration of $30.0 million. We recorded a $6.6 million gain on the sale of these assets during the three and nine months ended September 30, 2019.

See Note 3 (“Business Transactions”) to our Financial Statements for further details of the Elite Acquisition and the Harvest Sale.

Senior Notes Offering and Redemption

On March 21, 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.875% senior notes due April 2027. We received net proceeds of $491.2 million after issuance costs which were used to repay borrowings outstanding under the Credit Facility as of March 31, 2019. On April 5, 2019, we borrowed on the Credit Facility to repay the 2021 Notes. See Note 8 (“Long-Term Debt”) to our Financial Statements for further details of these transactions.

Operating Highlights

The following table summarizes our available and operating horsepower and horsepower utilization (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total available horsepower (at period end)(1)	4,441	3,937	4,441	3,937
Total operating horsepower (at period end)(2)	3,916	3,465	3,916	3,465
Average operating horsepower	3,770	3,406	3,644	3,348
Horsepower utilization:
Spot (at period end)	88%	88%	88%	88%
Average	88%	87%	89%	86%
——————

(1)	Defined as idle and operating horsepower. New compressor units completed by a third party manufacturer that have been delivered to us are included in the fleet.

(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

Non-GAAP Financial Measures

Management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measure of gross margin.
We define gross margin as total revenue less cost of sales (excluding depreciation and amortization). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management to evaluate the results of revenue and cost of sales (excluding depreciation and amortization), which are key components of our operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our SG&A activities, our financing methods and income taxes. In addition, depreciation and amortization may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs of current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly-titled measure of other companies because other entities may not calculate gross margin in the same manner.
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

The following table reconciles net income to gross margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$20,407	$9,974	$51,286	$16,192
Selling, general and administrative	29,526	26,298	87,133	80,455
Depreciation and amortization	48,409	43,779	137,997	131,565
Long-lived asset impairment	7,097	6,660	18,821	18,323
Restatement and other charges	—	396	445	(195)
Interest expense	27,401	23,518	76,972	69,402
Debt extinguishment loss	—	—	3,653	2,450
Transaction-related costs	4,905	182	7,772	9,993
Other income, net	(7,810)	(660)	(10,025)	(3,449)
Provision for income taxes	1,448	3,126	232	1,913
Loss from discontinued operations, net of tax	—	—	273	—
Gross margin	$131,383	$113,273	$374,559	$326,649

Financial Results of Operations

Summary of Results

Revenue. Revenue was $244.9 million and $232.4 million during the three months ended September 30, 2019 and 2018, respectively, and $719.5 million and $671.3 million during the nine months ended September 30, 2019 and 2018, respectively. The increases in revenue during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 were due to increases in revenue from our contract operations business, partially offset by decreases in revenue from our aftermarket services business.

Net income attributable to Archrock stockholders. Net income attributable to Archrock stockholders was $20.4 million and $10.0 million during the three months ended September 30, 2019 and 2018, respectively, and $51.3 million and $8.1 million during the nine months ended September 30, 2019 and 2018, respectively.

The increase in net income attributable to Archrock stockholders during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily driven by increases in gross margin from our contract operations business and other income, net, partially offset by increases in transaction-related costs, depreciation and amortization, interest expense and SG&A and a decrease in gross margin from our aftermarket services business.

The increase in net income attributable to Archrock stockholders during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily driven by increases in gross margin from our contract operations business and other income, net, as well as a decrease in net income attributable to the noncontrolling interest, partially offset by increases in interest expense, SG&A, depreciation and amortization and a decrease in gross margin from our aftermarket services business.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Contract Operations
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2019	2018	(Decrease)
Revenue	$198,337	$169,509	17%
Cost of sales (excluding depreciation and amortization expense)	75,941	69,056	10%
Gross margin	$122,396	$100,453	22%
Gross margin percentage (1)	62%	59%	3%
——————
(1)    Defined as gross margin divided by revenue.

The increase in revenue during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to an increase in contract operations rates driven by an increase in customer demand, an increase in average operating horsepower and $13.1 million of revenue associated with the compressor units acquired in the Elite Acquisition during the three months ended September 30, 2019.

Gross margin increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to the increase in revenue mentioned above, partially offset by the increase in cost of sales. The increase in cost of sales was primarily driven by increases in maintenance, freight and lube oil expense associated with the increase in average operating horsepower.

Gross margin percentage increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to the increase in contract operations rates mentioned above.

Aftermarket Services
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2019	2018	(Decrease)
Revenue	$46,612	$62,863	(26)%
Cost of sales (excluding depreciation and amortization expense)	37,625	50,043	(25)%
Gross margin	$8,987	$12,820	(30)%
Gross margin percentage	19%	20%	(1)%

The decrease in revenue during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to decreases in parts sales and service activities as customers delayed maintenance activities.

Gross margin decreased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to the decrease in revenue mentioned above, partially offset by a smaller decrease in cost of sales. The decrease in cost of sales was primarily driven by the decrease in parts sales and service activities.

Costs and Expenses
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2019	2018	(Decrease)
Selling, general and administrative	$29,526	$26,298	12%
Depreciation and amortization	48,409	43,779	11%
Long-lived asset impairment	7,097	6,660	7%
Restatement and other charges	—	396	(100)%
Interest expense	27,401	23,518	17%
Transaction-related costs	4,905	182	2,595%
Other income, net	(7,810)	(660)	1,083%

Selling, general and administrative. The increase in SG&A during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to a $2.4 million increase in compensation and benefits, a $0.4 million increase in sales and use tax expense, a $0.4 million increase in professional expenses and a $0.3 million increase in office rent expense.

Depreciation and amortization. The increase in depreciation and amortization expense during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to an increase in depreciation expense associated with fixed asset additions, which more than offset a decrease in expense from assets reaching the end of their useful lives, asset retirements and the impact of asset impairments during 2018 and 2019. The increase in depreciation expense was partially offset by a decrease in amortization expense resulting from certain intangible assets reaching the end of their useful lives.

Long-lived asset impairment. During the three months ended September 30, 2019 and 2018, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 13 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review as recorded in our contract operations segment (dollars in thousands):

	Three Months Ended September 30,
	2019	2018
Idle compressor units retired from the active fleet	60	60
Horsepower of idle compressor units retired from the active fleet	28,000	23,000
Impairment recorded on idle compressor units retired from the active fleet	$7,097	$6,660

Interest expense. The increase in interest expense during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was due to an increase in the average outstanding balance of long-term debt.

Transaction-related costs. We incurred $4.9 million and $0.2 million of financial advisory, legal and other professional fees during the three months ended September 30, 2019 and 2018, respectively. The $4.9 million of fees incurred during the three months ended September 30, 2019 primarily related to the Elite Acquisition. The $0.2 million of fees incurred during the three months ended September 30, 2018 related to the Merger. See Note 3 (“Business Transactions”) and Note 17 (“Equity”) to our Financial Statements for further details.

Other income, net. The increase in other income, net during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to a $7.1 million increase in the gain on sale of property, plant and equipment, of which $6.6 million was related to the Harvest Sale completed in August 2019. See Note 3 (“Business Transactions”) to our Financial Statements for further details.

Provision for Income Taxes
(dollars in thousands)

	Three Months Ended September 30,		Increase
	2019	2018	(Decrease)
Provision for income taxes	$1,448	$3,126	(54)%
Effective tax rate	7%	24%	(17)%

The decrease in provision for income taxes was primarily due to the reduction of a valuation allowance in the three months ended September 30, 2019, which was recorded to offset the tax effect of the increase in book income in the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Contract Operations
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)
Revenue	$567,102	$496,156	14%
Cost of sales (excluding depreciation and amortization)	221,197	201,460	10%
Gross margin	$345,905	$294,696	17%
Gross margin percentage	61%	59%	2%

The increase in revenue during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to an increase in contract operations rates driven by an increase in customer demand, an increase in average operating horsepower and $13.1 million of revenue associated with the compressor units acquired in the Elite Acquisition during the nine months ended September 30, 2019.

Gross margin increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to the increase in revenue mentioned above, partially offset by the increase in cost of sales. The increase in cost of sales was primarily driven by increases in maintenance, freight and lube oil expense associated with the increase in average operating horsepower. These increases in cost of sales were partially offset by a decrease in cost associated with the start-up of compressor units, as the majority of the increase in average operating horsepower was comprised of newly-built compressor units.

Gross margin percentage increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to the increase in contract operations rates mentioned above.

Aftermarket Services
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)
Revenue	$152,396	$175,126	(13)%
Cost of sales (excluding depreciation and amortization)	123,742	143,173	(14)%
Gross margin	$28,654	$31,953	(10)%
Gross margin percentage	19%	18%	1%

The decrease in revenue during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to decreases in parts sales and service activities as customers delayed maintenance activities.

Gross margin decreased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to the decrease in revenue mentioned above, partially offset by a smaller decrease in cost of sales. The decrease in cost of sales was primarily driven by the decrease in parts sales and service activities.

Costs and Expenses
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)
Selling, general and administrative	$87,133	$80,455	8%
Depreciation and amortization	137,997	131,565	5%
Long-lived asset impairment	18,821	18,323	3%
Restatement and other charges	445	(195)	328%
Interest expense	76,972	69,402	11%
Debt extinguishment loss	3,653	2,450	49%
Transaction-related costs	7,772	9,993	(22)%
Other income, net	(10,025)	(3,449)	191%

Selling, general and administrative. The increase in SG&A during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to a $5.0 million increase in compensation and benefits, a $2.5 million increase in professional expenses, a $0.9 million increase in office rent expense and a $0.6 million increase in sales and use tax expense. These increases were partially offset by a $0.6 million decrease in bad debt expense and a $0.5 million decrease in miscellaneous tax expense.

Depreciation and amortization. The increase in depreciation and amortization expense during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to an increase in depreciation expense associated with fixed asset additions, which more than offset a decrease in expense from assets reaching the end of their useful lives, asset retirements and the impact of asset impairments during 2018 and 2019. The increase in depreciation expense was partially offset by a decrease in amortization expense resulting from certain intangible assets reaching the end of their useful lives.

Long-lived asset impairment. During the nine months ended September 30, 2019 and 2018, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 13 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review as recorded in our contract operations segment (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018
Idle compressor units retired from the active fleet	240	225
Horsepower of idle compressor units retired from the active fleet	84,000	73,000
Impairment recorded on idle compressor units retired from the active fleet	$18,821	$18,323

Restatement and other charges. During the nine months ended September 30, 2019 and 2018, we recorded expense of $0.4 million and $1.6 million, respectively, for our share of professional and legal fees related to the restatement of prior period financial statements and disclosures and related matters. We recorded $1.8 million for the expected recovery of shared fees incurred during the nine months ended September 30, 2018.

Interest expense. The increase in interest expense during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to an increase in the average outstanding balance of long-term debt, partially offset by a decrease in the weighted average effective interest rate.

Debt extinguishment loss. We recorded a debt extinguishment loss of $3.7 million during the nine months ended September 30, 2019 as a result of the redemption of the 2021 Notes. We recorded a debt extinguishment loss of $2.5 million during the nine months ended September 30, 2018 as a result of the termination of the Archrock Credit Facility. See Note 8 (“Long-Term Debt”) to our Financial Statements for further details.

Transaction-related costs. We incurred $7.8 million and $10.0 million of financial advisory, legal and other professional fees during the nine months ended September 30, 2019 and 2018, respectively. The $7.8 million of fees incurred during the nine months ended September 30, 2019 primarily related to the Elite Acquisition. The $10.0 million of fees incurred during the nine months ended September 30, 2018 related to the Merger. See Note 3 (“Business Transactions”) and Note 17 (“Equity”) to our Financial Statements for further details of these transactions.

Other income, net. The increase in other income, net during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to a $6.6 million gain on sale of property, plant and equipment related to the Harvest Sale and income of $0.3 million related to equipment damaged at a customer site during the nine months ended September 30, 2019, partially offset by $0.5 million of indemnification income earned pursuant to our tax matters agreement with Exterran during the nine months ended September 30, 2018 and a $0.4 million increase in indemnification expense incurred pursuant to that same agreement. See Note 3 (“Business Transactions”) to our Financial Statements for further details of the Harvest Sale.

Provision for Income Taxes
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)
Provision for income taxes	$232	$1,913	(88)%
Effective tax rate	—%	11%	(11)%

The decrease in provision for income taxes was primarily due to the reduction of a valuation allowance in the nine months ended September 30, 2019, which was recorded to offset the tax effect of the increase in book income in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, as well as a higher release of an unrecognized tax benefit due to the settlement of a tax audit in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Net Income Attributable to the Noncontrolling Interest
(dollars in thousands)

	Nine Months Ended September 30,		Increase
	2019	2018	(Decrease)
Net income attributable to the noncontrolling interest	$—	$(8,097)	(100)%

Net income attributable to the noncontrolling interest during the nine months ended September 30, 2018 was the portion of the Partnership’s earnings that were applicable to the Partnership’s publicly-held common unitholder interest through the completion of the Merger. Immediately prior to the Merger, public unitholders held a 57% ownership in the Partnership. Subsequent to the Merger, the Partnership is a wholly-owned subsidiary. See Note 17 (“Equity”) to our Financial Statements for further details of the Merger.

Liquidity and Capital Resources

Overview

Our ability to fund operations, finance capital expenditures and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the Credit Facility. Our cash flow is affected by numerous factors including prices and demand for our services, volatility in commodity prices and their effect on oil and natural gas exploration and production spending, conditions in the financial markets and other factors. We believe that our operating cash flows and borrowings under the Credit Facility will be sufficient to meet our liquidity needs through at least September 30, 2020.

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

Financial Resources

Revolving Credit Facilities

Archrock Credit Facility. In April 2018, in connection with the Merger, we terminated the Archrock Credit Facility and borrowed on the Credit Facility to repay $63.2 million in borrowings and accrued and unpaid interest and fees outstanding. All commitments under the Archrock Credit Facility were terminated and the $15.4 million of letters of credit outstanding under the Archrock Credit Facility were converted to letters of credit under the Credit Facility. Prior to its termination, the Archrock Credit Facility required us to maintain various financial ratios and other covenants, all of which we were in compliance with through its closing. The average daily debt balance under the Archrock Credit Facility in 2018, through its closing in April 2018, was $51.7 million.

Credit Facility. During the nine months ended September 30, 2019 and 2018, the Credit Facility had an average daily debt balance of $826.5 million and $741.5 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 4.9% and 5.4% at September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, there were $15.2 million letters of credit outstanding under the Credit Facility.

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

As of September 30, 2019, the ratio requirements above did not constrain our undrawn capacity and as such, all of the $246.3 million of undrawn capacity was available for additional borrowings.

The Credit Facility agreement contains various additional covenants including, but not limited to, mandatory prepayments from the net cash proceeds of certain asset transfers, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. In addition, if as of any date we have cash and cash equivalents (other than proceeds from a debt or equity issuance received in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Credit Facility. As of September 30, 2019, we were in compliance with all covenants under the Credit Facility.

2027 Notes Offering and Redemption of 2021 Notes

On March 21, 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.875% senior notes due April 2027 and received net proceeds of $491.2 million after deducting issuance costs of $8.8 million. The net proceeds were used to repay borrowings outstanding under the Credit Facility as of March 31, 2019. On April 5, 2019, we borrowed on the Credit Facility to repay the $350.0 million of 2021 Notes. See Note 8 (“Long-Term Debt”) to our Financial Statements for further details of these transactions.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the table below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$223,625	$170,705
Investing activities	(459,196)	(216,870)
Financing activities	233,387	39,053
Net decrease in cash and cash equivalents	$(2,184)	$(7,112)

Operating Activities

The increase in net cash provided by operating activities during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to increases in revenue from our contract operations business and deferred revenue from our aftermarket services, the receipt of cash proceeds pursuant to a settlement of certain sales and use tax audits and decreases in accounts receivable and cost of sales (excluding depreciation and amortization). These cash inflows were partially offset by an increase in interest paid on our long-term debt and an increase in cash SG&A expenses.

Investing Activities

The increase in net cash used in investing activities during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to $214.2 million of cash paid in the Elite Acquisition during the nine months ended September 30, 2019 and a $62.3 million increase in capital expenditures, partially offset by a $31.6 million increase in proceeds from sale of property, plant and equipment and other assets.

Financing Activities

The increase in net cash provided by financing activities during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to a $202.8 million net increase in borrowings of long-term debt and a $11.8 million decrease in distributions paid to noncontrolling partners in the Partnership. These cash inflows were partially offset by a $15.4 million increase in dividends paid to Archrock stockholders and a $5.5 million increase in payments for debt issuance costs.

Dividends

On October 23, 2019, our board of directors declared a quarterly dividend of $0.145 per share of common stock to be paid on November 14, 2019 to stockholders of record at the close of business on November 7, 2019. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our board of directors.

Off-Balance Sheet Arrangements

For information on our obligations with respect to letters of credit and performance bonds see Note 8 (“Long-Term Debt”) and Note 20 (“Commitments and Contingencies”), respectively, to our Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily associated with changes in the variable interest rate of our Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financing activities. We do not use derivative instruments for trading or other speculative purposes.

As of September 30, 2019, after taking into consideration interest rate swaps, we had $588.5 million of outstanding indebtedness that was effectively subject to variable interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to variable interest rates at September 30, 2019 would result in an annual increase in our interest expense of $5.9 million.

See Note 11 (“Derivatives”) to our Financial Statements for further information regarding our use of interest rate swaps in managing our exposure to interest rate fluctuations.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of September 30, 2019 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors

The following risk factors became significant to us in the third quarter of 2019 and should be read in conjunction with the risk factors previously disclosed in our 2018 Form 10-K.

The Elite Acquisition may require significant time and attention of our management, and we may not achieve the intended benefits of the transaction as and when expected, or at all. Difficulties with the integration of the Elite Compression business and workforce could have an adverse effect on our business.

On August 1, 2019, we completed the Elite Acquisition whereby we acquired from Elite Compression substantially all of its assets, liabilities and workforce for aggregate consideration of $209.2 million cash and 21,656,683 shares of Archrock common stock. See Note 3 (“Business Transactions”) to our Financial Statements for further details of this transaction.

The integration of Elite Compression will continue to require significant expense, time and the attention of our management, which may divert resources away from the operation of our business and the execution of our other strategic initiatives. In addition, we now operate a larger combined organization and the difficulties associated with integrating the acquired assets, infrastructure and personnel into our existing operations may require additional time or expense. Our and Elite Compression’s employees may also be uncertain about their future roles within Archrock subsequent to the completion of the Elite Acquisition, which could lead to departures and increased expenses related to hiring and training new employees. Further, we may not realize the benefits we expect to realize from the Elite Acquisition. Any such difficulties could have an adverse effect on our business, results of operations and financial condition.

Further, we may not be successful in integrating the Elite Acquisition into our existing operations within our anticipated timeframe, which may result in unforeseen operational difficulties and expenses, diminish our financial performance or require a disproportionate amount of our management’s attention to address. In addition, the acquired business or assets may perform at levels below the levels we anticipated at the time of acquiring such business or assets due to factors beyond our control. As a result, there can be no assurance that the Elite Acquisition will deliver the benefits anticipated by us, and any failure to create such benefits may result in a negative impact to, or material adverse effect on, our business, results of operations, financial condition and cash flows.

The Elite Acquisition resulted in our dependence on Hilcorp for a significant portion of our revenue. The loss of business with Hilcorp or the inability or failure of Hilcorp to meet its payment obligations may adversely affect our financial results.

In connection with the Elite Acquisition, Elite Compression’s contract operations services agreements transferred to us and we expect that Hilcorp, the primary customer of Elite Compression, will account for a significant portion of our future revenue.

During the year ended December 31, 2018, Hilcorp accounted for approximately 1% of our revenue. With the closing of the Elite Acquisition, we estimate that Hilcorp will become one of our most significant customers. Any loss of business from Hilcorp, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Hilcorp to meet its payment obligations could have a material adverse effect on our business, results of operations and financial condition.

Following the closing of the Elite Acquisition, an affiliate of Hilcorp now holds a significant portion of our common stock, and Hilcorp’s interest as an equity holder may conflict with the interests of our other shareholders or our noteholders.

In connection with the closing of the Elite Acquisition, JDH Capital, an affiliate of Hilcorp, received 21,656,683 shares of our common stock, representing 14.3% of our outstanding common stock as of September 30, 2019. As long as JDH Capital, together with affiliates of Hilcorp, owns at least 7.5% of our outstanding common stock, it will have the right to nominate one director to our board of directors. Given its ownership level and board representation, JDH Capital may have some influence over our operations and strategic direction and may have interests that conflict with the interests of other equity and debt holders.

Item 2. Unregistered Sales of Equity Securities

During the three months ended September 30, 2019, we repurchased equity securities to satisfy employees’ tax withholding obligations in connection with the vesting of restricted stock awards as follows:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
July 1, 2019 — July 31, 2019	2,074	$10.47	N/A	N/A
August 1, 2019 — August 31, 2019	117,837	9.14	N/A	N/A
September 1, 2019 — September 30, 2019	5,133	9.97	N/A	N/A
Total	125,044	$9.20	N/A	N/A

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
4.1
Indenture, dated as of March 21, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on March 21, 2019

10.1
Board Representation Agreement, dated as of August 1, 2019, by and between Archrock, Inc. and JDH Capital Holdings, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 1, 2019

10.2
Registration Rights Agreement, dated as of August 1, 2019, by and between Archrock, Inc. and JDH Capital Holdings, L.P., incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 1, 2019

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T
104.1*	Cover page interactive data files pursuant to Rule 406 of Regulation S-T

*	Filed herewith.

**	Furnished, not filed.

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

October 30, 2019