Form 10-K
period 2019-12-31
Archrock, Inc.
filed 2020-02-21
CIK 1389050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

(MARK ONE)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2019: $1,357,045,157.
Number of shares of the common stock of the registrant outstanding as of February 13, 2020: 152,879,266 shares.

______________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2019 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019, are incorporated by reference into Part III of this Form 10-K.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2006 Partnership LTIP	Archrock Partners, L.P. Long Term Incentive Plan, adopted in October 2006
2007 Plan	Archrock, Inc. 2007 Stock Incentive Plan
2013 Plan	Archrock, Inc. 2013 Stock Incentive Plan
2017 Partnership LTIP	Archrock Partners, L.P. Long Term Incentive Plan, adopted in April 2017
2019 Form 10-K	Archrock, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019
2021 Notes	$350.0 million of 6% senior notes due April 2021, issued in March 2013
2022 Notes	$350.0 million of 6% senior notes due October 2022, issued in April 2014
2027 Notes	$500.0 million of 6.875% senior notes due April 2027, issued in March 2019
2028 Notes	$500.0 million of 6.25% senior notes due April 2028, issued in December 2019
Amendment No. 1	Amendment No. 1 to Credit Agreement, dated February 23, 2018, which amended that Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
Amendment No. 2	Amendment No. 2 to Credit Agreement, dated November 8, 2019, which amended that Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
AMNAX	Alerian Midstream Energy Index
Anadarko	Anadarko Petroleum Company
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly-owned subsidiaries
Archrock Credit Facility	Archrock’s $350 million revolving credit facility terminated in April 2018 in connection with the Merger and Amendment No.1
ASC 606 Revenue	Accounting Standards Codification Topic 606 Revenue from Contracts with Customers
ASC 840 Leases	Accounting Standards Codification Topic 840 Leases
ASC 842 Leases	Accounting Standards Codification Topic 842 Leases
ASU 2016-09	Accounting Standards Update No. 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
ASU 2016-13	Accounting Standards Update No. 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2017-04	Accounting Standards Update No. 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
ASU 2017-12	Accounting Standards Update No. 2017-12—Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
ASU 2018-02	Accounting Standards Update No. 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
ASU 2018-13	Accounting Standards Update No. 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
ASU 2019-12	Accounting Standards Update No. 2019-12—Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes
BBA	British Bankers’ Association
Bcf/d	Billion cubic feet per day
BLM	U.S. Department of the Interior’s Bureau of Land Management
CAA	Clean Air Act
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
Code	Internal Revenue Code of 1986, as amended
Credit Facility	$1.25 billion asset-based revolving credit facility, as amended by Amendment No. 2
CWA	Clean Water Act
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration

Elite Acquisition	Transaction completed on August 1, 2019 pursuant to the Asset Purchase Agreement entered into with Elite Compression on June 23, 2019
Elite Compression	Elite Compression Services, LLC
EPA	U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
ESPP	2017 Archrock, Inc. Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	Consolidated financial statements included in Part IV, Item 15 of this 2019 Form 10-K
Former Credit Facility	Partnership’s $825.0 million revolving credit facility and $150.0 million term loan, terminated in March 2017
GAAP	U.S. generally accepted accounting principles
General Partner	Archrock General Partner, L.P., a wholly owned subsidiary of Archrock and the Partnership’s general partner
Harvest	Harvest Four Corners, LLC
Harvest Sale	Transaction completed on August 1, 2019 pursuant to the Asset Purchase Agreement entered into with Harvest on June 23, 2019
Hilcorp	Hilcorp Energy Company
IRS	Internal Revenue Service
JDH Capital	JDH Capital Holdings, L.P.
LIBOR	London Interbank Offered Rate
Merger
Transaction completed on April 26, 2018 in which Archrock acquired all of the Partnership’s outstanding common units not already owned by Archrock pursuant to the Agreement and Plan of Merger, dated as of January 1, 2018, among Archrock and the Partnership, which was amended by Amendment No. 1 to Agreement and Plan of Merger on January 11, 2018

MMb/d	Million barrels per day
NAAQS	National Ambient Air Quality Standards
NOL	Net operating loss
NSPS	New Source Performance Standards
OSHA	Occupational Safety and Health Act
OTC	Over-the-counter, as related to aftermarket services parts and components
Paris Agreement	Resulting agreement of the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change held in Paris, France
Partnership	Archrock Partners, L.P., together with its subsidiaries
Partnership Debt Agreements	Partnership Credit Facility, 2022 Notes, 2027 Notes and 2028 Notes, collectively
ppb	Parts per billion
RCRA	Resource Conservation and Recovery Act
ROU	Right-of-use, as related to the lease model under ASC Topic 842 Leases
S&P 500	S&P 500 Composite Stock Price Index
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Spin-off
Spin-off completed in November 2015 of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation

Tax Cuts and Jobs Act, TCJA	Public Law No. 115-97, a comprehensive tax reform bill signed into law on December 22, 2017
TCEQ	Texas Commission on Environmental Quality
U.S.	United States of America
VOC	Volatile organic compounds
Williams Partners	Williams Partners, L.P.

FORWARD-LOOKING STATEMENTS

This 2019 Form 10-K contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this 2019 Form 10-K are forward-looking statements within the meaning of Section 21E of the Exchange Act, including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and pay dividends; the expected amount of our capital expenditures; anticipated cost savings; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this 2019 Form 10-K. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from those in these forward-looking statements are described in Part I Item 1A “Risk Factors” and Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2019 Form 10-K.

All forward-looking statements included in this 2019 Form 10-K are based on information available to us on the date of this 2019 Form 10-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this 2019 Form 10-K.

PART I

Item 1. Business

We were incorporated in February 2007 as a wholly-owned subsidiary of Universal Compression Holdings, Inc. In August 2007, Universal Compression Holdings, Inc. and Hanover Compressor Company merged into our wholly-owned subsidiaries and we became the parent entity of Universal Compression Holdings, Inc. and Hanover Compressor Company, named “Exterran Holdings, Inc.” In November 2015, we completed the Spin-off of our international contract operations, international aftermarket services and global fabrication business into a standalone public company operating as Exterran Corporation, and we were renamed “Archrock, Inc.”

We are an energy infrastructure company with a pure-play focus on midstream natural gas compression. We are the leading provider of natural gas compression services to customers in the oil and natural gas industry throughout the U.S. and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. Our business supports a must-run service that is essential to the production, processing, transportation and storage of natural gas. Our geographic diversity, technically experienced personnel and large fleet of natural gas compression equipment enable us to provide reliable contract operations services to our customers.

We operate in two business segments:

•	Contract Operations. Our contract operations business is comprised of our owned fleet of natural gas compression equipment that we use to provide operations services to our customers.

•
Aftermarket Services. Our aftermarket services business provides a full range of services to support the compression needs of our customers that own compression equipment, including operations, maintenance, overhaul and reconfiguration services and sales of parts and components.

Recent Business Developments

2028 Notes Offering

On December 20, 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.25% senior notes due April 2028. We received net proceeds of $491.8 million after issuance costs, which were used to repay borrowings outstanding under our Credit Facility. See Note 13 (“Long-Term Debt”) to our Financial Statements for further details of this transaction.

Amendment to the Credit Facility

On November 8, 2019, we entered into Amendment No. 2, which extended the maturity date of, and changed the applicable margins for borrowings under, our Credit Facility. See Part II Item 7 “Liquidity and Capital Resources — Financial Resources” and Note 13 (“Long-Term Debt”) to our Financial Statements for further details of this amendment.

Elite Acquisition

On August 1, 2019, we completed the Elite Acquisition whereby we acquired from Elite Compression substantially all of its assets, including a fleet of predominantly large compressors comprising approximately 430,000 horsepower, vehicles, real property and inventory, and certain liabilities for aggregate consideration consisting of $214.0 million in cash and 21.7 million shares of common stock with an acquisition date fair value of $225.9 million. The cash portion of the acquisition was funded with borrowings on the Credit Facility.

Harvest Sale

On August 1, 2019, we completed an asset sale in which Harvest acquired from us approximately 80,000 active and idle compression horsepower, vehicles and parts inventory for cash consideration of $30.0 million. We recorded a $6.6 million gain on the sale of these assets in the third quarter of 2019.

See Note 4 (“Business Transactions”) to our Financial Statements for further details of the Elite Acquisition and the Harvest Sale.

2027 Notes Offering and 2021 Notes Extinguishment

On March 21, 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.875% senior notes due April 2027. We received net proceeds of $491.2 million after issuance costs, which were used to repay borrowings outstanding under our Credit Facility.

On April 5, 2019, we repaid the 2021 Notes with borrowings from our Credit Facility.

See Note 13 (“Long-Term Debt”) to our Financial Statements for further details of these transactions.

Contract Operations Services Overview

We provide comprehensive contract operations services including the personnel, equipment, tools, materials and supplies to meet our customers’ natural gas compression needs. Based on the operating specifications at the customer location and each customer’s unique needs, these services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining the equipment. We repackage or reconfigure our existing fleet to adapt to our customers’ compression needs and work closely with our customers’ field service personnel so that the compression services can be adjusted to efficiently match changing characteristics of the reservoir and the natural gas produced. We primarily utilize reciprocating compressors driven by natural gas-powered engines.

Our equipment is maintained in accordance with our established maintenance schedules, standards and procedures. These maintenance practices are updated as technology changes and as our operations group develops new techniques and procedures to better service our equipment. In addition, because our field technicians provide maintenance on our contract operations equipment, they are familiar with the condition of our equipment and can readily identify potential problems. In our experience, these maintenance practices maximize equipment life and unit availability, minimize avoidable downtime and lower the overall maintenance expenditures over the equipment life. On average, our compression packages undergo a major overhaul once every seven years depending on the type, size and utilization of the compressor.

We generate revenue for our services pursuant to fee-based agreements with our customers, which limit our direct exposure to commodity price fluctuations. Our customers typically contract for our services on a site-by-site basis for a specific monthly service rate that is generally reduced if we fail to operate in accordance with the contract requirements. Following the initial minimum term, which generally ranges from 12 to 60 months, contract operations services generally continue on a month-to-month basis until terminated by either party with 30 days’ advance notice. Our customers generally are required to pay our monthly service fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. Additionally, the natural gas we use as fuel for our compression packages is supplied by our customers, which further limits our exposure to commodity price fluctuations. See “General Terms of our Contract Operations Customer Service Agreements” below for further details on our service agreements.

We maintain field service locations from which we can service and overhaul our compression fleet to provide contract operations services to our customers. We also use many of these locations to provide aftermarket services to our customers, as described below. As of December 31, 2019, our contract operations segment provided contract operations services using a fleet of 6,430 natural gas compressors with an aggregate capacity of 4.4 million horsepower. During the years ended December 31, 2019, 2018 and 2017, we generated 80%, 74% and 77%, respectively, of our total revenue and 93%, 91% and 93%, respectively, of our total gross margin from contract operations. Gross margin, a non-GAAP financial measure, is reconciled, in total, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, in Part II Item 7 “Non-GAAP Financial Measures.”

Compression Fleet

The following table summarizes the size of our natural gas compression fleet as of December 31, 2019:

	Number of Units	Aggregate Horsepower (in thousands)	% of Horsepower
0 — 1,000 horsepower per unit	4,299	1,155	26%
1,001 — 1,500 horsepower per unit	1,549	2,083	48%
Over 1,500 horsepower per unit	582	1,157	26%
Total	6,430	4,395	100%

We continue efforts to standardize our compression fleet around major components and key suppliers. The standardization of our fleet:

•	enables us to minimize our fleet operating costs and maintenance capital requirements;

•	reduces inventory costs;

•	facilitates low-cost compressor resizing; and

•	allows us to develop improved technical proficiency in our maintenance and overhaul operations, which enables us to achieve higher uptime while maintaining lower operating costs.

Aftermarket Services Overview

Our aftermarket services business sells parts and components and provides operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment. We believe that we are particularly well-qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression services and facilities. In addition, our aftermarket services business provides opportunities to cross-sell our contract operations services. During the years ended December 31, 2019, 2018 and 2017, we generated 20%, 26% and 23%, respectively, of our total revenue and 7%, 9% and 7%, respectively, of our total gross margin from aftermarket services.

Competitive Strengths

We believe we have the following key competitive strengths:

•
Large horsepower. We have the largest fleet of large horsepower equipment among all outsourced compression service providers in the U.S. As of December 31, 2019, 74% of our fleet, as measured by operating horsepower, was comprised of units that exceed 1,000 horsepower per unit. We believe the trends driving demand for large horsepower units will continue. These trends include (i) high levels of associated gas production from shale wells, which is generally produced at a lower initial pressure than dry gas wells, (ii) pad drilling, which brings multiple wells to a single well site with larger volumes of gas, (iii) increasing well lateral lengths, which increase natural gas flow through gas gathering systems and (iv) high probability drilling programs that allow for efficient infrastructure planning.

•
Superior customer service. We operate in a relationship-driven, service-intensive industry and therefore need to provide superior customer service. We believe that our regionally-based network, local presence, experience and in-depth knowledge of our customers’ operating needs and growth plans enable us to respond to our customers’ needs and meet their evolving demands on a timely basis. In addition, we focus on achieving a high level of reliability for the services we provide in order to maximize uptime and our customers’ production levels. Our sales efforts concentrate on demonstrating our commitment to enhancing our customers’ cash flows through superior customer service and after-market support.

•
Large and stable customer base. We have strong relationships with a deep base of oil and gas producers and midstream companies. Our contract operations revenue base is sourced from approximately 600 customers operating throughout all major U.S. oil and natural gas producing regions.

•
Fee-based cash flows. We charge a fixed monthly fee for our contract operations services that our customers are generally required to pay regardless of the volume of natural gas we compress in any given month. Our compression packages, on average, operate at a customer location for approximately three years. We believe this fee structure and the longevity of our operations reduces volatility and enhances the stability and predictability of our cash flows.

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

•
Long operating history. We have a long, sustained history of operating in the compression industry that provides an advantage compared to our younger competitors. We have extensive experience working with our customers to meet their evolving needs, a deep database of fleet financial and operating metrics and a proven ability to safely manage our business in a variety of commodity and economic environments.

•
Financial resilience and flexibility. We have historically shown and are committed to maintaining capital discipline and financial strength, which is critical in a cyclical business such as ours. Maintaining ample liquidity and a prudent balance sheet supports our ability to continue to deliver on our long-term strategies and positions us to take advantage of future growth opportunities as they arise.

Business Strategies

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

•
Capitalize on the long-term fundamentals for the U.S. natural gas compression industry. We believe our ability to efficiently meet our customers’ evolving compression needs, our long-standing customer relationships and our large compression fleet will enable us to capitalize on what we believe are favorable long-term fundamentals for the U.S. natural gas compression industry. These fundamentals include significant natural gas resources in the U.S., increased unconventional oil and natural gas production, decreasing natural reservoir pressures and expected increased natural gas demand in the U.S. from the growth of liquified natural gas exports, exports of natural gas via pipeline to Mexico, power generation and industrial uses.

•
Improve profitability. We are focused on increasing productivity and optimizing our processes. In the fourth quarter of 2018 we began a process and technology transformation project that will, among other things, upgrade or replace our existing ERP, supply chain and inventory management systems and expand the remote monitoring capabilities of our compression fleet. By using technology to make our systems and processes more efficient, we intend to lower our internal costs and improve our profitability over time. Additionally, strong continued demand for our services should allow us to maintain utilization and pricing.

•
Grow our business to generate attractive returns. We plan to continue to invest in strategically growing our business both organically and through third-party acquisitions. Our contract operations business is our primary business segment and represented 93% of our gross margin during 2019. We see opportunities to grow this business over the long term by putting idle units back to work and adding new horsepower in key growth areas. In addition, because a large amount of compression equipment is owned by oil and gas producers, processors, gatherers, transporters and storage providers, we believe there will be additional opportunities for our aftermarket services business, which represented 7% of our gross margin during 2019, to provide services and parts to support the operation of this equipment.

Natural Gas Compression Industry Overview

Natural gas compression is a mechanical process whereby the pressure of a given volume of natural gas is increased to a desired higher pressure for transportation from one point to another. It is essential to the production and transportation of natural gas. Compression is typically required several times during the natural gas production and transportation cycle including (i) at the wellhead, (ii) throughout gathering and distribution systems, (iii) into and out of processing and storage facilities and (iv) along intrastate and interstate pipelines. Our service offerings focus primarily on the following cycle stages:

•
Wellhead and Gathering Systems — Natural gas compression is used to transport natural gas from the wellhead through the gathering system. At some point during the life of natural gas wells, reservoir pressures typically fall below the line pressure of the natural gas gathering or pipeline system used to transport the natural gas to market. At that point, natural gas no longer naturally flows into the pipeline. Compression equipment is applied in both field and gathering systems to boost the pressure levels of the natural gas flowing from the well, allowing it to be transported to market. Changes in pressure levels in natural gas fields require periodic changes to the size and/or type of on-site compression equipment. Additionally, compression is used to reinject natural gas into producing oil wells to maintain reservoir pressure and help lift liquids to the surface, which is known as secondary oil recovery or natural gas lift operations. These applications utilize low- to mid-range horsepower compression equipment located at or near the wellhead or large horsepower compression equipment of 1,000 horsepower and higher for a centralized gas lift system servicing multiple wells. Compression equipment is also used to increase the efficiency of a low-capacity natural gas field by providing a central compression point from which the natural gas can be produced and injected into a pipeline for transmission to facilities for further processing.

•
Processing Applications — Compressors may also be used in combination with natural gas production and processing equipment to process natural gas into other marketable energy sources. In addition, compression services are used for compression applications in refineries and petrochemical plants. Processing applications typically utilize multiple large horsepower compressors.

•
Pipeline Transportation Systems — Natural gas compression is used during the transportation of natural gas from the gathering systems to storage or the end user. Natural gas transported through a pipeline loses pressure over the length of the pipeline. Compression is staged along the pipeline to increase capacity and boost pressure to overcome the friction and hydrostatic losses inherent in normal operations. These pipeline applications generally require large horsepower compression equipment of 1,000 horsepower and higher.

Many oil and natural gas producers, transporters and processors outsource their compression services due to the benefits and flexibility of contract compression. Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure or replace their compression packages to optimize the well production or gathering system efficiency.

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

We believe the U.S. natural gas compression services industry continues to have growth potential over time due to, among other things, increased natural gas production in the U.S. from unconventional sources and aging producing natural gas fields that will require more compression to continue producing the same volume of natural gas and expected increased demand for natural gas in the U.S. for power generation, industrial uses and exports including liquified natural gas exports and exports of natural gas via pipeline to Mexico.

Oil and Natural Gas Industry Cyclicality and Volatility

Demand for our products and services is correlated to natural gas production. Fluctuations in energy prices can affect the levels of expenditures by our customers, production volumes and ultimately, demand for our products and services; however, we believe our contract operations business is typically less impacted by commodity prices for the following reasons:

•	fee-based contracts minimize our direct commodity price exposure;

•	the natural gas we use as fuel for our compression packages is supplied by our customers, further reducing our direct exposure to commodity price risk;

•	compression services are a necessary part of midstream energy infrastructure that facilitate the transportation of natural gas through gathering systems;

•
our contract operations business is tied primarily to oil and natural gas production, transportation and consumption, which are generally less cyclical in nature than exploration and new well drilling and completion activities;

•
the need for compression services and equipment has grown over time due to the increased production of natural gas, the natural pressure decline of natural gas producing basins and the increased percentage of natural gas production from unconventional sources; and

•
our compression packages operate at a customer location for an average of approximately three years during which time our customers are generally required to pay a fixed monthly fee regardless of the volume of natural gas we compress in any given month.

Seasonal Fluctuations

Our results of operations have not historically reflected any material seasonal tendencies and we do not believe that seasonal fluctuations will have a material impact on us in the foreseeable future.

Market, Suppliers and Customers

We conduct our contract operations activities in substantially all major oil and natural gas producing areas throughout the U.S. and have supply agreements with multiple suppliers to meet our compression equipment needs.

Our customer base consists primarily of companies engaged in all aspects of the oil and natural gas industry including large integrated and independent oil and natural gas producers, processors, gatherers and transporters.

We have entered into preferred vendor arrangements with some of our customers that give us preferential consideration for their compression needs. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing.

During the years ended December 31, 2019, 2018 and 2017, Williams Partners accounted for 8%, 11% and 13%, respectively, of our contract operations and aftermarket services revenue. No other customer accounted for 10% or more of our revenue during these years.

Sales and Marketing

Our marketing and client service functions are coordinated and performed by our sales and field service personnel. Sales and field service personnel regularly visit our customers to ensure customer satisfaction, determine customer needs as to services currently being provided and ascertain potential future compression services requirements. This ongoing communication allows us to respond swiftly to customer requests.

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

Term and Termination. Our customers typically contract for our contract operations services on a site-by-site basis. Following the initial minimum term for our contract operations services, which generally ranges from 12 to 60 months, contract operations services generally continue until terminated by either party with 30 days’ advance notice.

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

Insurance. Typically, both we and our customers are required to carry general liability, workers’ compensation, employer’s liability, automobile and excess liability insurance. Our insurance coverage includes property damage, general liability and commercial automobile liability and other coverage we believe is appropriate. Additionally, we are substantially self-insured for workers’ compensation and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. We are also self-insured for property damage to our offshore assets.

Competition

The natural gas compression services business is highly competitive. Overall, we experience considerable competition from companies that may be able to more quickly adapt to technological changes within our industry and changes in economic conditions as a whole, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. We believe we are competitive with respect to price, equipment availability, customer service, flexibility in meeting customer needs, technical expertise and quality and reliability of our compression packages and related services.

Increased size and geographic density offer compression services providers operating and cost advantages. As the number of compression locations and size of the compression fleet increases, the number of required sales, administrative and maintenance personnel increases at a lesser rate, resulting in operational efficiencies and potential cost advantages. Additionally, broad geographic scope allows compression service providers to more efficiently provide services to all customers, particularly those with compression applications in remote locations. We believe our large fleet of compression equipment and broad geographic base of operations and related operational personnel give us more flexibility in meeting our customers’ needs than many of our competitors.

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

New Source Performance Standards

On June 3, 2016, the EPA issued final regulations amending the NSPS for the oil and natural gas source category and applying to sources of emissions of methane and VOC from certain processes, activities and equipment that is constructed, modified or reconstructed after September 18, 2015. Specifically, the regulation contains both methane and VOC standards for several emission sources not previously covered by the NSPS, such as fugitive emissions from compressor stations and pneumatic pumps and methane standards for certain emission sources that are already regulated for VOC, such as equipment leaks at natural gas processing plants. The amendments also establish methane standards for a subset of equipment that the current NSPS regulates, including reciprocating compressors and pneumatic controllers, and extend the current VOC standards to the remaining unregulated equipment. In June 2017, the EPA proposed and took public comment on a two-year stay of the fugitive emissions requirements, well site pneumatic standards and closed vent certification. The EPA sought additional comment in November 2017 in support of the proposed rule, but has not finalized the two-year stay. In October 2018 and August 2019, the EPA proposed deregulatory amendments to the 2016 rule intended to streamline implementation, reduce duplicative EPA and state requirements and decrease the burden of compliance. The EPA has not yet issued a final rule based on either proposal. At this time, we do not believe that if finalized these rules will have a material adverse impact on our business, financial condition, results of operations or cash flows.

Venting and Flaring on Federal Lands

On November 18, 2016, the BLM published final rules to reduce venting and flaring on federal and tribal lands. The rules set forth some novel requirements regarding leak detection inspections at compressor stations and imposed requirements to reduce emissions from pneumatic controllers and pumps, among other things. In December 2017, the BLM finalized suspension of certain requirements of the November 2016 final rule until January 2019. In September 2018, the BLM finalized a rule rescinding the novel requirements pertaining to waste-minimization plans, gas-capture percentages, well drilling, well completion and related operations, pneumatic controllers, pneumatic diaphragm pumps, storage vessels and leak detection and repair. The BLM also revised other provisions related to venting and flaring. California, New Mexico and various environmental groups filed a lawsuit challenging the September 2018 final rule, which is still pending.

National Ambient Air Quality Standards

On October 1, 2015, the EPA issued a new NAAQS ozone standard of 70 ppb, which is a reduction from the 75 ppb standard set in 2008. This new standard became effective on December 28, 2015, and the EPA completed designating attainment/non-attainment regions under the revised ozone standard in 2018. In November 2016, the EPA proposed an implementation rule for the 2015 NAAQS ozone standard, but the agency has yet to issue a final implementation rule. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. By law, the EPA must review each NAAQS every five years. In December 2018, the EPA announced that it was retaining without significant revision the 2015 NAAQS ozone standard. The EPA has asked for information related to adverse effects that may result from various strategies for attainment and maintenance of NAAQS and is considering re-evaluating the extent to which the EPA can or should consider levels of background ozone when choosing a standard. The EPA expects to conclude the review by October 2020 as required by law. At this time, however, we cannot predict whether state implementation of the 2015 NAAQS ozone standard or the 2020 NAAQS ozone standard would have a material adverse impact on our business, financial condition, results of operations or cash flows.

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

General

New environmental regulations and proposals similar to these, when finalized, and any other new regulations requiring the installation of more sophisticated pollution control equipment or the adoption of other environmental protection measures, could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Independent of Congress, the EPA has promulgated regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These reporting obligations were triggered for one site we operated in 2019.

In addition, the EPA rules provide air permitting requirements for certain large sources of greenhouse gas emissions. The requirement for large sources of greenhouse gas emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward, but is not expected to cause us to incur material costs.

At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set greenhouse gas emission reduction goals beginning in 2020. While the Agreement did not impose direct requirements on emitters, national plans to meet its pledge could have resulted in new regulatory requirements. In November 2019, however, President Trump formally announced plans for the U.S. to withdraw from the Paris Agreement with an effective exit date expected in November 2020. The U.S.’s adherence to the exit process is uncertain and the terms on which the U.S. may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time.

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

Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere can change the climate in a manner that results in significant weather-related effects, such as increased frequency and severity of storms, droughts, floods, and other such events. If any of those results occur, it could have an adverse effect on our assets and operations and cause us to incur costs in preparing for and responding to them.

Water Discharges

The CWA and analogous state laws and their implementing regulations impose restrictions and strict controls with respect to the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In addition, the CWA regulates storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification. Four of our facilities have applied for and obtained industrial wastewater discharge permits and/or have sought coverage under local wastewater ordinances. U.S. federal laws also require development and implementation of spill prevention, controls and countermeasure plans, including appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak at such facilities.

Waste Management and Disposal

RCRA and analogous state laws and their implementing regulations govern the generation, transportation, treatment, storage and disposal of hazardous and non-hazardous solid wastes. During the course of our operations, we generate wastes (including, but not limited to, used oil, antifreeze, used oil filters, sludges, paints, solvents and abrasive blasting materials) in quantities regulated under RCRA. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes. CERCLA and analogous state laws and their implementing regulations impose strict, and under certain conditions, joint and several liability without regard to fault or the legality of the original conduct on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include current and past owners and operators of the facility or disposal site where the release occurred and any company that transported, disposed of, or arranged for the transport or disposal of the hazardous substances released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by hazardous substances or other pollutants released into the environment.

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

Occupational Safety and Health

We are subject to the requirements of the OSHA and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the safety and health of employees. The OSHA’s hazard communication standard, the EPA’s community right-to-know regulations under Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations.

Employees

As of December 31, 2019, we had approximately 1,700 employees. We believe that our relations with our employees are good.

Available Information

Our website address is www.archrock.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the SEC. Information on our website is not incorporated by reference in this 2019 Form 10-K or any of our other securities filings. Paper copies of our filings are also available, without charge, from Archrock, Inc., 9807 Katy Freeway, Suite 100, Houston, Texas 77024, Attention: Investor Relations. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers who file electronically with the SEC. The SEC’s website address is www.sec.gov.

Additionally, we make available free of charge on our website:

•	our Code of Business Conduct;

•	our Corporate Governance Principles; and

•	the charters of our audit, compensation and nominating and corporate governance committees.

Item 1A. Risk Factors

As described in “Forward-Looking Statements,” this 2019 Form 10-K contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occur, our business, financial condition, results of operations and cash flows could be negatively impacted.

We may not achieve the intended benefits of the Elite Acquisition as and when expected, or at all, which could have an adverse effect on our business.

On August 1, 2019, we completed the Elite Acquisition whereby we acquired from Elite Compression substantially all of its assets, liabilities and workforce for aggregate consideration of $214.0 million cash and 21.7 million shares of Archrock common stock. See Note 4 (“Business Transactions”) to our Financial Statements for further details of this transaction.

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

Further, the acquired business or assets may perform at levels below the levels we anticipated at the time of acquiring such business or assets due to factors beyond our control. As a result, there can be no assurance that the Elite Acquisition will deliver the benefits anticipated by us, and any failure to create such benefits may result in a negative impact to, or material adverse effect on, our business, results of operations, financial condition and cash flows.

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

During the years ended December 31, 2019, 2018 and 2017, Hilcorp accounted for 3%, 1% and 1% of our revenue, respectively. With the closing of the Elite Acquisition, we estimate that Hilcorp will become one of our most significant customers. Any loss of business from Hilcorp, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Hilcorp to meet its payment obligations could have a material adverse effect on our business, results of operations and financial condition.

Following the closing of the Elite Acquisition, an affiliate of Hilcorp now holds a significant portion of our common stock, and Hilcorp’s interest as an equity holder may conflict with the interests of our other shareholders or our noteholders.

In connection with the closing of the Elite Acquisition, JDH Capital, an affiliate of Hilcorp, received 21.7 million shares of our common stock, representing 14.3% of our outstanding common stock as of December 31, 2019. As long as JDH Capital, together with affiliates of Hilcorp, owns at least 7.5% of our outstanding common stock, it will have the right to nominate one director to our Board of Directors. Given its ownership level and board representation, JDH Capital may have some influence over our operations and strategic direction and may have interests that conflict with the interests of other equity and debt holders.

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

While we paid quarterly dividends of $0.132 per share of common stock with respect to the first and second quarters of 2019 and $0.145 per share with respect to the third and fourth quarters of 2019, there can be no assurance that we will pay dividends in the future.

We paid quarterly cash dividends of $0.132 per share of common stock with respect to the first and second quarters of 2019 and $0.145 per share with respect to the third and fourth quarters of 2019. We cannot provide assurance that we will, at any time in the future, again generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend or that our Board of Directors would determine to use any such surplus or our net profits to pay a dividend.

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

To generate the funds necessary to meet our obligations, fund our business and pay dividends, we depend heavily on cash distributions from the Partnership. As our wholly-owned subsidiary, the Partnership is a significant cash-generating asset for us. As a result, our cash flow is heavily dependent upon the ability of the Partnership to make distributions. Applicable law and contractual restrictions, including restrictions in the Partnership’s debt instruments and partnership agreement and the rights of the creditors of the Partnership that would often be superior to our interests in the Partnership, may negatively impact our ability to obtain such distributions from our subsidiaries. A decline in the Partnership’s business or revenues or increases in its expenses, principal and interest payments under existing and future debt instruments, working capital requirements or other cash needs could impair the Partnership’s ability to make cash distributions at the Partnership’s current distribution rate. A reduction in the amount of cash distributions we receive from the Partnership would reduce the amount of cash available to us for payment of dividends, which could limit our ability to pay cash dividends at our current rate or at all, and would also reduce the amount of cash available to us for the payment of debt we may incur in the future and for the funding of our business requirements, which could have a material adverse effect on our business, financial condition and results of operations.

The Partnership has a substantial amount of debt that could limit our and the Partnership’s ability to fund future growth and operations and increase our exposure to risk during adverse economic conditions.

At December 31, 2019 the Partnership had $1.8 billion in outstanding debt obligations, net of unamortized debt discounts and unamortized deferred financing costs. Many factors, including factors beyond our and the Partnership’s control, may affect our ability to make payments on the Partnership’s outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors.

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

The Partnership Debt Agreements, including the indenture dated as of March 21, 2019 and the indenture dated as of December 20, 2019, pursuant to which we guarantee the 2027 Notes and 2028 Notes on a senior unsecured basis, contain various covenants with which we or certain of our subsidiaries or the Partnership must comply, including, but not limited to, restrictions on the use of proceeds from borrowings, limitations on the incurrence of indebtedness, investments, acquisitions, making loans, liens on assets, repurchasing equity, making dividends or distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Partnership Debt Agreements also contain various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. In addition, if as of any date the Partnership has cash and cash equivalents (other than proceeds from a debt or equity issuance in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Credit Facility) in excess of $50 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Credit Facility.

The Credit Facility is also subject to financial covenants, including the following ratios, as defined in its agreement:

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

As of December 31, 2019, the Partnership was in compliance with all covenants under the Partnership Debt Agreements.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations, including the Partnership’s senior notes and the Credit Facility.

Regulators and law enforcement agencies in the United Kingdom and elsewhere are conducting civil and criminal investigations into whether the banks that contributed to the BBA in connection with the calculation of daily LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the BBA or any other administrator of LIBOR, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined, the phasing out of LIBOR or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. As a result, LIBOR may be discontinued by 2021. Furthermore, in the U.S., efforts to identify a set of alternative U.S. dollar reference interest rates that could replace LIBOR include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. At this time, it is not possible to predict whether any such changes will occur, whether LIBOR will be phased out or any such alternative reference rates or other reforms to LIBOR will be enacted in the United Kingdom, the U.S. or elsewhere or the effect that any such changes, phase out, alternative reference rates or other reforms, if they occur, would have on the amount of interest paid on, or the market value of, our current or future debt obligations, including the Partnership’s senior notes and the Credit Facility. Uncertainty as to the nature of such potential changes, phase out, alternative reference rates or other reforms may materially adversely affect the trading market for LIBOR-based securities, including the Partnership’s senior notes, as well as the terms of the Credit Facility and any interest rate swaps or other derivative agreements to which we are a party. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks” may materially adversely affect the market value of, the applicable interest rate on and the amount of interest paid on our current or future debt obligations, including the Partnership’s senior notes and the Credit Facility. In addition, even if we have entered into interest rate swaps or other derivative instruments for purposes of managing our interest rate exposure, our hedging strategies may not be effective as a result of the replacement or phasing out of LIBOR and other “benchmarks” and we may incur substantial losses as a result.

We may be unable to access the capital and credit markets or borrow on affordable terms to obtain additional capital that we may require.

Historically, we have financed acquisitions, operating expenditures and capital expenditures with a combination of cash provided by operating and financing activities. However, to the extent we are unable to finance our operating expenditures, capital expenditures, scheduled interest and debt repayments and any future dividends with net cash provided by operating activities and borrowings under the Credit Facility, we may require additional capital. Periods of instability in the capital and credit markets (both generally and in the oil and gas industry in particular) could limit our ability to access these markets to raise debt or equity capital on affordable terms or to obtain additional financing. Among other things, our lenders may seek to increase interest rates, enact tighter lending standards, refuse to refinance existing debt at maturity at favorable terms or at all and may reduce or cease to provide funding to us. If we are unable to access the capital and credit markets on favorable terms, or if we are not successful in raising capital within the time period required or at all, we may not be able to grow or maintain our business, which could have a material adverse effect on our business, results of operations and financial condition.

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

Many of our customers finance their exploration and production activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. Additionally, some of our midstream customers may provide their gathering, transportation and related services to a limited number of companies in the oil and gas production business. A reduction in borrowing bases under reserve-based credit facilities, the lack of availability of debt or equity financing or other factors that negatively impact our customers’ financial condition could result in a reduction in our customers’ spending for our products and services, which may result in their cancellation of contracts, the cancellation or delay of scheduled maintenance of their existing natural gas compression equipment, their determination not to enter into new natural gas compression service contracts or their determination to cancel or delay orders for our services. Furthermore, the loss by our midstream customers of their key customers could reduce demand for their services and result in a deterioration of their financial condition, which would in turn decrease their demand for our services. Any such action by our customers would reduce demand for our services. Reduced demand for our services could adversely affect our business, results of operations, financial condition and cash flows. In addition, in the event of the financial failure of a customer, we could experience a loss on all or a portion of our outstanding accounts receivable associated with that customer.

The loss of our business with Williams Partners or the inability or failure of Williams Partners to meet its payment obligations may adversely affect our and the Partnership’s financial results, which could limit the amount of cash the Partnership has available for distribution to us.

During the years ended December 31, 2019, 2018 and 2017, Williams Partners accounted for 8%, 11% and 13%, respectively, of our revenue. No other customer accounted for 10% or more of our revenue during these years.

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

Our five most significant customers collectively accounted for approximately 25%, 26% and 29% of our revenue for the years ended December 31, 2019, 2018 and 2017, respectively. Our services are provided to these customers pursuant to contract compression services agreements, which typically have an initial term of 12 to 60 months and continue thereafter until terminated by either party with 30 days’ advance notice. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

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

The length of our contract operations services contracts with customers varies based on operating conditions and customer needs. Our initial contract terms typically are not long enough to enable us to recoup the cost of the equipment we utilize to provide contract operations services and these contracts are typically cancelable on short notice after the initial term. We cannot be sure that a substantial number of these contracts will be extended or renewed by our customers or that any of our customers will continue to contract with us. The inability to negotiate extensions or renew a substantial portion of our contract operations services contracts, the renewal of such contracts at reduced rates, the inability to contract for additional services with our customers or the loss of all or a significant portion of our services contracts with any significant customer could lead to a reduction in revenue and net income and could require us to record asset impairments. This could have a material adverse effect upon our business, results of operations, financial condition and cash flows.

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

Some equipment, materials and services used in our business are obtained from a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases, inferior quality and a potential inability to obtain an adequate supply of such equipment, materials and services in a timely manner. Additionally, we occasionally experience long lead times from our suppliers of newly-fabricated compression equipment and may at times make purchases in anticipation of future business. We do not have long-term contracts with some of these suppliers, and the partial or complete loss of certain of these suppliers could have a negative impact on our results of operations and could damage our customer relationships. Further, a significant increase in the price of such equipment, materials and services could have a negative impact on our results of operations.

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

Our inability to fund purchases of additional compression equipment could adversely impact our financial results.

We may not be able to maintain or grow our asset and customer base unless we have access to sufficient capital to purchase additional compression equipment. Cash flow from our operations and availability under our Credit Facility may not provide us with sufficient cash to fund our capital expenditure requirements, including any funding requirements related to acquisitions. Our ability to grow our asset and customer base could be impacted by limits on our ability to access additional capital.

If we do not make acquisitions on economically acceptable terms, our future growth could be limited.

Our ability to grow depends, in part, on our ability to make accretive acquisitions. If we are unable to make accretive acquisitions either because we are (i) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (ii) unable to obtain financing for these acquisitions on economically acceptable terms or (iii) outbid by competitors, then our future growth and ability to maintain distributions could be limited. Furthermore, even if we make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit.

Any acquisition involves potential risks, including, among other things:

•	an inability to integrate successfully the businesses we acquire;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the cash generated or anticipated to be generated by the business acquired or the overall costs of equity or debt;

•	the diversion of management’s attention from other business concerns;

•	unforeseen operating difficulties; and

•	customer or key employee losses at the acquired businesses.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly and we will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of our future funds and other resources. In addition, competition from other buyers could reduce our acquisition opportunities or cause us to pay a higher price than we might otherwise pay.

From time to time, we are subject to various claims, tax audits, litigation and other proceedings that could ultimately be resolved against us and require material future cash payments or charges, which could impair our financial condition or results of operations.

The size, nature and complexity of our business make us susceptible to various claims, tax audits, litigation and binding arbitration proceedings. We are currently, and may in the future become, subject to various claims, which, if not resolved within amounts we have accrued, could have a material adverse effect on our financial position, results of operations or cash flows, including our ability to pay dividends. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Part I Item 3 “Legal Proceedings” and Note 26 (“Commitments and Contingencies”) to our Financial Statements for additional information regarding certain legal proceedings to which we are a party.

We face significant competitive pressures that may cause us to lose market share and harm our financial performance.

Our business is highly competitive and there are low barriers to entry. Our competitors may be able to more quickly adapt to technological changes within our industry and changes in economic and market conditions as a whole, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. Our ability to renew or replace existing contract operations service contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors. If our competitors substantially increase the resources they devote to the development and marketing of competitive products, equipment or services or substantially decrease the price at which they offer their products, equipment or services, we may not be able to compete effectively.

In addition, we could face significant competition from new entrants into the compression services business. Some of our existing competitors or new entrants may expand or fabricate new compressors that would create additional competition for the services we provide to our customers. In addition, our customers may purchase and operate their own compression fleets in lieu of using our natural gas compression services. We also may not be able to take advantage of certain opportunities or make certain investments because of our debt levels and our other obligations. Any of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition.

We may be vulnerable to interest rate increases due to our variable rate debt obligations.

As of December 31, 2019, after taking into consideration interest rate swaps, we had $113.0 million of outstanding indebtedness that was effectively subject to variable interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. A 1% increase in the effective interest rate on our outstanding debt subject to variable interest rates at December 31, 2019 would result in an annual increase in our interest expense of $1.1 million. In addition, a substantial portion of the Partnership’s cash flow must be used to service its debt obligations. Any increase in the Partnership’s interest expense could reduce the amount of cash the Partnership has available for distribution to us and as a result negatively impact our results of operations and cash flows, including our ability to pay dividends in the future.

Our operations entail inherent risks that may result in substantial liability. We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Our operations entail inherent risks, including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of natural gas or well fluids, fires and explosions. These risks may expose us, as an equipment operator, to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. The insurance we carry against many of these risks may not be adequate to cover our claims or losses. Our insurance coverage includes property damage, general liability and commercial automobile liability and other coverage we believe is appropriate. Additionally, we are substantially self-insured for workers’ compensation and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. We are also self-insured for property damage to our offshore assets. Further, insurance covering the risks we expect to face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be negatively impacted.

We may not realize the intended benefits of our recent technology transformation project, which could have an adverse effect on our business.

In the fourth quarter of 2018, we began a process and technology transformation project that will, among other things, upgrade or replace our existing ERP, supply chain and inventory management systems and expand the remote monitoring capabilities of our compression fleet. By using technology to make our systems and processes more efficient, we intend to lower our internal costs and improve our profitability over time. However, the implementation of the technology transformation project requires capital and other resources. We expensed $6.3 million in 2019 related to this project, and we anticipate that the project will continue to require significant resources and will result in increased SG&A expense and capital expenditures for the implementation of new technologies in 2020. Further, we may not realize the benefits we expect to realize from the technology transformation project. Any such difficulties could have an adverse effect on our business, results of operations and financial condition.

Threats of cyber-attacks or terrorism could affect our business.

We may be threatened by problems such as cyber-attacks, computer viruses or terrorism that may disrupt our operations and harm our operating results. Our industry requires the continued operation of sophisticated information technology systems and network infrastructure. Despite our implementation of security measures, our technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism and other causes. If our information technology systems were to fail and we were unable to recover in a timely way, we might be unable to fulfill critical business functions, which could have a material adverse effect on our business, results of operations and financial condition.

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

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example, in May 2013, the Texas Railroad Commission adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing in particular. If new or more stringent U.S. federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities and perhaps even be precluded from drilling wells. Any such restrictions could reduce demand for our contract operations services, and as a result could have a material adverse effect on our business, financial condition, results of operations and cash flows.

New regulations, proposed regulations and proposed modifications to existing regulations under the CAA, if implemented, could result in increased compliance costs.

On June 3, 2016, the EPA issued final regulations amending the NSPS for the oil and natural gas source category and applying to sources of emissions of methane and VOC from certain processes, activities and equipment that is constructed, modified or reconstructed after September 18, 2015. Specifically, the regulation contains both methane and VOC standards for several emission sources not previously covered by the NSPS, such as fugitive emissions from compressor stations and pneumatic pumps and methane standards for certain emission sources that are already regulated for VOC, such as equipment leaks at natural gas processing plants. The amendments also establish methane standards for a subset of equipment that the current NSPS regulates, including reciprocating compressors and pneumatic controllers, and extend the current VOC standards to the remaining unregulated equipment. In June 2017, the EPA proposed and took public comment on a two-year stay of the fugitive emissions requirements, well site pneumatic standards and closed vent certification. The EPA sought additional comment in November 2017 in support of the proposed rule, but has not finalized the two-year stay. In October 2018 and August 2019, the EPA proposed deregulatory amendments to the 2016 rule intended to streamline implementation, reduce duplicative EPA and state requirements and decrease the burden of compliance. The EPA has not yet issued a final rule based on either proposal. At this time, we do not believe that if finalized these rules will have a material adverse impact on our business, financial condition, results of operations or cash flows.

On November 18, 2016, the BLM published final rules to reduce venting and flaring on federal and tribal lands. The rules set forth some novel requirements regarding leak detection inspections at compressor stations and imposed requirements to reduce emissions from pneumatic controllers and pumps, among other things. In December 2017, the BLM finalized suspension of certain requirements of the November 2016 final rule until January 2019. In September 2018, the BLM finalized a rule rescinding the novel requirements pertaining to waste-minimization plans, gas-capture percentages, well drilling, well completion and related operations, pneumatic controllers, pneumatic diaphragm pumps, storage vessels and leak detection and repair. The BLM also revised other provisions related to venting and flaring. California, New Mexico and various environmental groups filed a lawsuit challenging the September 2018 final rule, which is still pending.

On October 1, 2015, the EPA issued a new NAAQS ozone standard of 70 ppb, which is a reduction from the 75 ppb standard set in 2008. This new standard became effective on December 28, 2015, and the EPA completed designating attainment/non-attainment regions under the revised ozone standard in 2018. In November 2016, the EPA proposed an implementation rule for the 2015 NAAQS ozone standard, but the agency has yet to issue a final implementation rule. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. By law, the EPA must review each NAAQS every five years. In December 2018, the EPA announced that it was retaining without significant revision the 2015 NAAQS ozone standard. The EPA has asked for information related to adverse effects that may result from various strategies for attainment and maintenance of NAAQS and is considering re-evaluating the extent to which the EPA can or should consider levels of background ozone when choosing a standard. The EPA expects to conclude the review by October 2020 as required by law. At this time, however, we cannot predict whether state implementation of the 2015 NAAQS ozone standard or the 2020 NAAQS ozone standard would have a material adverse impact on our business, financial condition, results of operations or cash flows.

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

New environmental regulations and proposals similar to these, when finalized, and any other new regulations requiring the installation of more sophisticated pollution control equipment or the adoption of other environmental protection measures, could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Independent of Congress, the EPA has promulgated regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These reporting obligations were triggered for one site we operated in 2019.

In addition, the EPA rules provide air permitting requirements for certain large sources of greenhouse gas emissions. The requirement for large sources of greenhouse gas emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward, but is not expected to cause us to incur material costs.

At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. While the Agreement did not impose direct requirements on emitters, national plans to meet its pledge could have resulted in new regulatory requirements. In November 2019, however, President Trump formally announced plans to withdraw from the Paris Agreement with an effective exit date expected in November 2020. The U.S.’s adherence to the exit process is uncertain and the terms on which the U.S. may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time.

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

Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere can change the climate in a manner that results in significant weather-related effects, such as increased frequency and severity of storms, droughts, floods, and other such events. If any of those results occur, it could have an adverse effect on our assets and operations and cause us to incur costs in preparing for and responding to them.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table describes the material facilities we owned or leased at December 31, 2019:

Location	Status	Square Feet	Use by Segment
Houston, Texas	Leased	77,000	Corporate office - Contract Operations and Aftermarket Services
Nunn, Colorado	Leased	5,000	Contract Operations and Aftermarket Services
Rifle, Colorado	Leased	10,000	Contract Operations and Aftermarket Services
McPherson, Kansas	Owned	28,000	Aftermarket Services
Broussard, Louisiana	Owned	89,000	Contract Operations and Aftermarket Services
Houma, Louisiana	Owned	60,000	Contract Operations and Aftermarket Services
Gaylord, Michigan	Leased	13,000	Contract Operations and Aftermarket Services
Farmington, New Mexico	Owned	62,000	Contract Operations and Aftermarket Services
Oklahoma City, Oklahoma	Leased	41,000	Contract Operations and Aftermarket Services
Yukon, Oklahoma	Owned	85,000	Contract Operations and Aftermarket Services
Asherton, Texas	Leased	9,000	Contract Operations and Aftermarket Services
Brenham, Texas	Owned	10,000	Contract Operations and Aftermarket Services
Cotulla, Texas	Leased	10,000	Contract Operations and Aftermarket Services
Fort Worth, Texas	Leased	49,000	Contract Operations and Aftermarket Services
Karnes City, Texas	Leased	4,000	Contract Operations and Aftermarket Services
Marshall, Texas	Leased	11,000	Contract Operations and Aftermarket Services
Midland, Texas	Owned	51,000	Contract Operations and Aftermarket Services
Pecos, Texas	Leased	10,000	Contract Operations and Aftermarket Services
Victoria, Texas	Owned	23,000	Contract Operations and Aftermarket Services
Victoria, Texas	Owned	66,000	Contract Operations and Aftermarket Services
Bridgeport, West Virginia	Leased	17,000	Contract Operations and Aftermarket Services
Evansville, Wyoming	Leased	15,000	Contract Operations and Aftermarket Services
Rock Springs, Wyoming	Leased	9,000	Contract Operations and Aftermarket Services

Our executive office is located at 9807 Katy Freeway, Suite 100, Houston, Texas 77024 and our telephone number is 281-836-8000.

Item 3. Legal Proceedings

In the ordinary course of business, we are involved in various pending or threatened legal actions. While we are unable to predict the ultimate outcome of these actions, we believe that any ultimate liability arising from any of these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to pay dividends. However, because of the inherent uncertainty of litigation and arbitration proceedings, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to pay dividends.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “AROC.”

The performance graph below shows the cumulative total stockholder return on our common stock compared with the S&P 500 and AMNAX indices over the five-year period beginning on December 31, 2014. The results are based on an investment of $100 in each of our common stock, the S&P 500 and the AMNAX. The graph assumes reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

Comparison of Five Year Cumulative Total Return
The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this 2019 Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

Holders

On February 13, 2020, the closing price of our common stock was $8.40 per share. As of February 13, 2020, there were approximately 1,053 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by banks, brokers and other nominees.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchase of Equity Securities

None.

Item 6. Selected Financial Data

The table below shows selected financial data for Archrock for each of the five years in the period ended December 31, 2019, which has been derived from our audited Financial Statements. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in this 2019 Form 10-K (in thousands, except per share data).

	Year Ended December 31,
	2019 (1)(2)	2018 (1)	2017	2016	2015
Statement of Operations Data:
Revenue	$965,485	$904,441	$794,655	$807,069	$998,108
Income (loss) from continuing operations (3)	97,603	29,160	18,464	(64,817)	(159,374)
Income (loss) from discontinued operations, net of tax (4)	(273)	—	(54)	(426)	33,677
Net income (loss) attributable to the noncontrolling interest	—	8,097	(543)	(10,688)	6,852
Net income (loss) attributable to Archrock stockholders (3)	97,330	21,063	18,953	(54,555)	(132,549)
Net income (loss) from continuing operations attributable to Archrock stockholders per common share: basic and diluted	0.70	0.19	0.26	(0.79)	(2.44)

Balance Sheet Data:
Working capital (5)	$93,460	$105,454	$90,307	$109,157	$150,199
Total assets	3,109,975	2,552,515	2,408,007	2,414,779	2,695,180
Long-term debt	1,842,549	1,529,501	1,417,053	1,441,724	1,576,882
Total Archrock stockholders’ equity	1,085,963	841,574	777,049	718,966	733,910

Other Financial Data:
Capital expenditures	$385,198	$319,102	$221,693	$117,572	$256,142
Dividends declared and paid per common share	0.5540	0.5040	0.4800	0.4975	0.6000
——————

(1)
Amounts reported for 2019 and 2018 are per our adoption of ASC 606 Revenue on January 1, 2018. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

(2)
Amounts reported for 2019 are per our adoption of ASC 842 Leases on January 1, 2019. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

(3)
In 2019, included a $50.8 million one-time benefit from the release of a deferred tax asset valuation allowance, a $44.7 million long-lived asset impairment charge and a $16.0 million gain on sale of assets. In 2018, included a $28.1 million long-lived asset impairment charge. In 2017, included a $53.4 million tax benefit as the result of the TCJA and a $29.1 million long-lived asset impairment charge. In 2016, included an $87.4 million long-lived asset impairment charge and $16.9 million of restatement and other charges. In 2015, included a $125.0 million long-lived asset impairment charge and $86.0 million of valuation allowances and foreign tax credit write-offs as the result of the Spin-off.

(4)	Income from discontinued operations in 2015 was the result of the Spin-off.

(5)	Defined as current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements, the notes thereto, and the other financial information appearing elsewhere in this 2019 Form 10-K. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Forward-Looking Statements” and Part I, Item 1A “Risk Factors” in this 2019 Form 10-K.
Overview

We are an energy infrastructure company with a pure-play focus on midstream natural gas compression. We are the leading provider of natural gas compression services to customers in the oil and natural gas industry throughout the U.S. and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. Our business supports a must-run service that is essential to the production, processing, transportation and storage of natural gas. Our geographic diversity, technically experienced personnel and large fleet of natural gas compression equipment enable us to provide reliable contract operations services to our customers.

We operate in two business segments:

•	Contract Operations. Our contract operations business is comprised of our owned fleet of natural gas compression equipment that we use to provide operations services to our customers.

•
Aftermarket Services. Our aftermarket services business provides a full range of services to support the compression needs of our customers that own compression equipment, including operations, maintenance, overhaul and reconfiguration services and sales of parts and components.

Recent Business Developments

2028 Notes Offering

On December 20, 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.25% senior notes due April 2028. We received net proceeds of $491.8 million after issuance costs, which were used to repay borrowings outstanding under our Credit Facility. See Note 13 (“Long-Term Debt”) to our Financial Statements for further details of this transaction.

Amendment to the Credit Facility

On November 8, 2019, we entered into Amendment No. 2, which extended the maturity date of, and changed the applicable margins for borrowings under, our Credit Facility. See Part II Item 7 “Liquidity and Capital Resources — Financial Resources” and Note 13 (“Long-Term Debt”) to our Financial Statements for further details of this amendment.

Elite Acquisition

On August 1, 2019, we completed the Elite Acquisition whereby we acquired from Elite Compression substantially all of its assets, including a fleet of predominantly large compressors comprising approximately 430,000 horsepower, vehicles, real property and inventory, and certain liabilities for aggregate consideration consisting of $214.0 million in cash and 21.7 million shares of common stock with an acquisition date fair value of $225.9 million. The cash portion of the acquisition was funded with borrowings on the Credit Facility.

Harvest Sale

On August 1, 2019, we completed an asset sale in which Harvest acquired from us approximately 80,000 active and idle compression horsepower, vehicles and parts inventory for cash consideration of $30.0 million. We recorded a $6.6 million gain on the sale of these assets during 2019.

See Note 4 (“Business Transactions”) to our Financial Statements for further details of the Elite Acquisition and the Harvest Sale.

2027 Notes Offering and 2021 Notes Extinguishment

On March 21, 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.875% senior notes due April 2027. We received net proceeds of $491.2 million after issuance costs, which were used to repay borrowings outstanding under our Credit Facility.

On April 5, 2019, we repaid the 2021 Notes with borrowings from our Credit Facility.

See Note 13 (“Long-Term Debt”) to our Financial Statements for further details of these transactions.

Trends and Outlook

The key driver of our business is the production of U.S. crude oil and natural gas. Approximately 70% of our operating fleet is deployed for midstream applications with the remaining fleet being used in wellhead and gas lift applications to enhance oil production. Changes in oil and natural gas production spending therefore typically result in changes in demand for our services. Spending on oil and natural gas exploration and production typically declines when there is a significant and prolonged reduction in oil and natural gas prices or significant instability in energy markets and increases during periods of rising prices and market stability. As our business is so closely aligned with production and is typically less directly impacted by commodity prices, we are not exposed to the volatility often faced in shorter-cycle oil field service businesses.

Increased global demand for U.S. oil and natural gas production in recent years has contributed to increased production for both resources and record U.S. natural gas production in 2018 and 2019. According to the EIA, average U.S. dry natural gas and crude oil production in 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Average dry natural gas production (Bcf/d)	92.0	83.8	74.8
Average crude oil production (MMb/d)	12.2	11.0	9.4

These increases in production resulted in strong demand for our compression services in 2019 and 2018. Additionally, we increased our investment in new fleet units in each of 2019, 2018 and 2017 to take advantage of improved market conditions. As a result of this increased demand and investment, our contract operations revenue and average operating horsepower increased 15% and 10%, respectively, in 2019 compared to 2018 and 10% and 7%, respectively, in 2018 compared to 2017.

The EIA forecasts the following year-over-year changes in its January 2020 Short-Term Energy Outlook report:

	2020	2021
Dry natural gas production	3%	(1)%
Liquefied natural gas exports	30%	19%
Crude oil production	9%	3%

Long term, the EIA expects dry natural gas production to increase 10% through 2024. We believe that the abundance and economics of U.S. shale and relative price stability of natural gas in the U.S. will continue to drive demand for U.S. natural gas for liquefied natural gas exports, natural gas exports via pipeline to Mexico and natural gas use in power generation and as a petrochemical feedstock. We expect that such an increase in demand for U.S. natural gas will in turn lead to continued strong demand for compression services.

We anticipate that the horsepower acquired in the Elite Acquisition, together with continued strong demand for compression services, will help to maintain our high utilization and result in an increase in revenue in 2020 as compared to 2019 and 2018 in our contract operations business. In our aftermarket services business, though activity levels decreased in 2019, the base of owned compression in the U.S. has increased over the past several years, which we believe will help sustain our aftermarket services business over the long term.

Certain Key Challenges and Uncertainties

In addition to general market conditions in the oil and natural gas industry and competition in the natural gas compression industry, we believe the following represent some of the key challenges and uncertainties we will face in the future.

Capital Requirements and the Availability of External Sources of Capital. We funded a significant portion of our capital expenditures and the cash portion of the Elite Acquisition through borrowings under the Credit Facility and issued additional debt such that we now have a substantial amount of debt, which could limit our ability to fund future planned capital expenditures. Current conditions could limit our ability to access the debt and equity markets to raise capital on affordable terms in 2020 and beyond. If we are not successful in raising capital within the time period required or at all, we may not be able to fund these capital expenditures, which could impair our ability to grow or maintain our business.

Cost Management. In 2020, we will likely face rising costs due to manufacturer price increases and higher labor costs due to low unemployment rates in many of our operating areas. To address rising costs, we are actively working to retain employees, negotiating sourcing agreements with vendors and passing cost increases through to customers where appropriate.

In addition, in order to improve our operations, in the fourth quarter of 2018 we began a process and technology transformation project that will, among other things, upgrade or replace our existing ERP, supply chain and inventory management systems and expand the remote monitoring capabilities of our compression fleet. We believe these improvements will reduce our operating costs and increase our uptime. We expensed $6.3 million in 2019 related to this project, and we anticipate that the project will continue to require significant resources and result in increased SG&A expense and capital expenditures for the implementation of new technologies in 2020.

Cost management continues to be challenging and there is no guarantee that our efforts will result in a reduction in our operating expenses. Continued natural gas production growth and resulting demand for our services could also cause us to experience increased operating expenses as we hire employees and incur additional expenses needed to support the market demand.

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

Later-Cycle Market Participant. Compression service providers have traditionally been a later-cycle participant as energy markets fluctuate. As such, we anticipate that any significant change in the demand for our contract operations services will generally lag a change in drilling activity. Increased oil and natural gas production in 2017, 2018 and 2019 contributed to increased new orders for our compression services in 2017 and 2018. Despite these new orders, revenue gains were not realized until 2018 and 2019 as the operating horsepower declines and pricing pressure experienced prior to 2017 resulted in a decline in our revenue in 2017. Dry natural gas production, one of the key drivers of our business, increased 12% in 2018 and 10% in 2019 and is expected to increase 10% in 2020 through 2024. We believe this production growth will continue to increase demand for compression services, which we expect will result in continued increases in revenue and gross margin, though on a lag of several quarters or more.

Customer deferrals. Our aftermarket services revenue decreased in 2019 as customers deferred near-term maintenance activities. We believe the large installed base of owned compression supports the long-term fundamentals of the aftermarket services business: however, the timing of a recovery is difficult to predict. We remain focused on cost management and the higher margin business within our aftermarket services operations.

Increasing customer focus on free cash flow. Many of our customers are transitioning their business model to focus on sustainable free cash flow generation rather than growth. We expect this transition to have a positive impact on the industry in the long term, as we anticipate the change will reduce volatility through cycles and improve the financial strength of our customers. In the near term, however, we can expect this transition to result in a deceleration in the natural gas production growth rate, to which demand for our products and services is closely aligned.

Operating Highlights

The following table summarizes our available and operating horsepower and horsepower utilization (in thousands, except percentages):

	Year Ended December 31,
	2019	2018	2017
Total available horsepower (at period end) (1)	4,395	3,963	3,847
Total operating horsepower (at period end) (2)	3,926	3,530	3,253
Average operating horsepower	3,708	3,386	3,152
Horsepower utilization:
Spot (at period end)	89%	89%	85%
Average	88%	87%	82%
——————

(1)	Defined as idle and operating horsepower. New compressors completed by a third party manufacturer that have been delivered to us are included in the fleet.

(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

Non-GAAP Financial Measures
Management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measure of gross margin.
We define gross margin as total revenue less cost of sales (excluding depreciation and amortization). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management to evaluate the results of revenue and cost of sales (excluding depreciation and amortization), which are key components of our operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our SG&A activities, our financing methods and income taxes. In addition, depreciation and amortization may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs of current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly-titled measure of other entities because other entities may not calculate gross margin in the same manner.
Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of SG&A, depreciation and amortization, impairments, restatement and other charges, restructuring and other charges, interest expense, debt extinguishment loss, transaction-related costs, gain (loss) on sale of assets, net, other income (loss), net, provision for (benefit from) income taxes and loss from discontinued operations, net of tax. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income to gross margin (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$97,330	$29,160	$18,410
Selling, general and administrative	117,727	101,563	111,483
Depreciation and amortization	188,084	174,946	188,563
Long-lived asset impairment	44,663	28,127	29,142
Restatement and other charges	445	19	4,370
Restructuring and other charges	—	—	1,386
Interest expense	104,681	93,328	88,760
Debt extinguishment loss	3,653	2,450	291
Transaction-related costs	8,213	10,162	275
Gain on sale of assets, net	(16,016)	(5,674)	(5,675)
Other income, net	(661)	(157)	(243)
Provision for (benefit from) income taxes	(39,145)	6,150	(61,083)
Loss from discontinued operations, net of tax	273	—	54
Gross margin	$509,247	$440,074	$375,733

Financial Results of Operations

Summary of Results

Revenue. Revenue was $965.5 million, $904.4 million and $794.7 million during the years ended December 31, 2019, 2018 and 2017, respectively.

The increase in revenue during the year ended December 31, 2019 compared to the year ended December 31, 2018 was due to an increase in revenue from our contract operations business, partially offset by a decrease in revenue from our aftermarket services business. The increase in revenue during the year ended December 31, 2018 compared to the year ended December 31, 2017 was due to increases in revenue from our contract operations and aftermarket services businesses.

See “Contract Operations” and “Aftermarket Services” below for further details.

Net income attributable to Archrock stockholders. We generated net income attributable to Archrock stockholders of $97.3 million, $21.1 million and $19.0 million during the years ended December 31, 2019, 2018 and 2017, respectively.

The increase in net income attributable to Archrock stockholders during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily driven by an increase in gross margin from our contract operations business, the change in provision for (benefit from) income taxes, an increase in gain on sale of assets, net and the decrease in net income attributable to the noncontrolling interest, partially offset by increases in long-lived asset impairment, SG&A, depreciation and amortization and interest expense.

The increase in net income attributable to Archrock stockholders during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily driven by the increase in gross margin from our contract operations and aftermarket services businesses and decreases in depreciation and amortization, SG&A and restatement and other charges, partially offset by the change in provision for (benefit from) income taxes, transaction-related costs, the change in net income (loss) attributable to the noncontrolling interest and an increase in interest expense.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Contract Operations
(dollars in thousands)

	Year Ended December 31,		Increase
	2019	2018	(Decrease)
Revenue	$771,539	$672,536	15%
Cost of sales (excluding depreciation and amortization)	297,260	273,013	9%
Gross margin	$474,279	$399,523	19%
Gross margin percentage(1)	61%	59%	2%
——————

(1)	Defined as gross margin divided by revenue.

The increase in revenue during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to an increase in contract operations rates driven by an increase in customer demand, an increase in average operating horsepower (excluding the horsepower acquired in the Elite Acquisition) and $33.2 million of revenue associated with the compression assets acquired in the Elite Acquisition.

Gross margin increased during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the increase in revenue mentioned above partially offset by the increase in cost of sales. The increase in cost of sales was primarily driven by increases in maintenance, freight and lube oil expense associated with the increase in average operating horsepower and the horsepower acquired in the Elite Acquisition. These increases in cost of sales were partially offset by a decrease in cost associated with the start-up of compression packages, as the majority of the increase in average operating horsepower was comprised of newly-built compressors.

Gross margin percentage increased during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the increase in contract operations rates mentioned above.

Aftermarket Services
(dollars in thousands)

	Year Ended December 31,		Increase
	2019	2018	(Decrease)
Revenue	$193,946	$231,905	(16)%
Cost of sales (excluding depreciation and amortization)	158,978	191,354	(17)%
Gross margin	$34,968	$40,551	(14)%
Gross margin percentage	18%	17%	1%

The decrease in revenue during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to decreases in parts sales and service activities as customers deferred maintenance activities.

Gross margin decreased during the year ended December 31, 2019 compared to the year ended December 31, 2018 due to the decrease in revenue mentioned above, partially offset by a smaller decrease in cost of sales. The decrease in cost of sales was primarily driven by the decrease in parts sales and service activities.

Costs and Expenses
(dollars in thousands)

	Year Ended December 31,
	2019	2018
Selling, general and administrative	$117,727	$101,563
Depreciation and amortization	188,084	174,946
Long-lived asset impairment	44,663	28,127
Restatement and other charges	445	19
Interest expense	104,681	93,328
Debt extinguishment loss	3,653	2,450
Transaction-related costs	8,213	10,162
Gain on sale of assets, net	(16,016)	(5,674)
Other income, net	(661)	(157)

Selling, general and administrative. The increase in SG&A expense during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to a $9.2 million increase in sales and use tax expense primarily resulting from the settlement of audits in 2018, a $4.1 million increase in costs related to our process and technology transformation project and a $2.7 million increase in compensation and benefits.

Depreciation and amortization. The increase in depreciation and amortization expense during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to an increase in depreciation expense associated with fixed asset additions, which was partially offset by a decrease in expense from assets reaching the end of their useful lives, asset retirements and the impact of asset impairments during 2018 and 2019. The increase in depreciation expense was partially offset by a decrease in amortization expense that primarily resulted from certain intangible assets reaching the end of their useful lives, partially offset by amortization expense related to the intangible assets acquired in the Elite Acquisition.

Long-lived asset impairment. During the years ended December 31, 2019 and 2018, we reviewed the future deployment of our idle compressors for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 17 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review, as recorded to our contract operations segment (dollars in thousands):

	Year Ended December 31,
	2019	2018
Idle compressors retired from the active fleet	975	310
Horsepower of idle compressors retired from the active fleet	170,000	115,000
Impairment recorded on idle compressors retired from the active fleet	$44,663	$28,127

Restatement and other charges. During the years ended December 31, 2019 and 2018, we recorded expense of $0.4 million and $1.3 million, respectively, for our share of professional and legal fees related to the restatement of prior period financial statements and disclosures and related matters. We recorded $1.3 million for the expected recovery of shared fees incurred during the year ended December 31, 2018.

Interest expense. The increase in interest expense during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to an increase in the average outstanding balance of long-term debt, partially offset by a decrease in the weighted average effective interest rate.

Debt extinguishment loss. We recorded a debt extinguishment loss of $3.7 million during the year ended December 31, 2019 as a result of the redemption of the 2021 Notes. We recorded a debt extinguishment loss of $2.5 million during the year ended December 31, 2018 as a result of the termination of the Archrock Credit Facility. See Note 13 (“Long-Term Debt”) to our Financial Statements for further details.

Transaction-related costs. We incurred $8.2 million and $10.2 million of financial advisory, legal and other professional fees during the years ended December 31, 2019 and 2018, respectively. The $8.2 million of fees incurred during the year ended December 31, 2019 related primarily to the Elite Acquisition. The $10.2 million of fees incurred during the year ended December 31, 2018 related to the Merger. See Note 4 (“Business Transactions”) and Note 15 (“Equity”) to our Financial Statements for further details of these transactions.

Gain on sale of assets, net. The increase in gain on sale of assets, net was primarily due to a $6.6 million gain related to the Harvest Sale during the year ended December 31, 2019 and a $3.2 million increase in gains recognized on other compression equipment sales during the year ended December 31, 2019 compared to the year ended December 31, 2018. See Note 4 (“Business Transactions”) for further details of the Harvest Sale.

Other income, net. The increase in other income, net during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to a $0.9 million decrease in indemnification expense incurred pursuant to our tax matters agreement with Exterran Corporation and income of $0.3 million related to equipment damaged at a customer site during 2019, partially offset by $0.5 million in indemnification income earned pursuant to that same tax matters agreement during 2018 and a $0.3 million decrease in interest income earned related to tax refunds and settlements.

Provision for (Benefit from) Income Taxes
(dollars in thousands)

	Year Ended December 31,		Increase
	2019	2018	(Decrease)
Provision for (benefit from) income taxes	$(39,145)	$6,150	(737)%
Effective tax rate	(67)%	17%	(84)%

The change in provision for (benefit from) income taxes was primarily due to the release of a valuation allowance in the year ended December 31, 2019, as well as a higher release of an unrecognized tax benefit due to the settlement of a tax audit in the year ended December 31, 2019 compared to the year ended December 31, 2018. See Note 20 (“Income Taxes”) to our Financial Statements for further details.

Net Income Attributable to the Noncontrolling Interest
(dollars in thousands)

	Year Ended December 31,		Increase
	2019	2018	(Decrease)
Net income attributable to the noncontrolling interest	$—	$(8,097)	(100)%

Net income attributable to the noncontrolling interest was the portion of the Partnership’s earnings that were applicable to the Partnership’s publicly-held common unitholder interest through the completion of the Merger. Immediately prior to the Merger, public unitholders held a 57% ownership interest in the Partnership. Subsequent to the Merger, the Partnership is a wholly-owned subsidiary. See Note 15 (“Equity”) to our Financial Statements for further details of the Merger.

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

Gross margin increased during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the increase in revenue mentioned above partially offset by the increase in cost of sales. The increase in cost of sales was primarily driven by increases in maintenance expense and lube oil expense associated with the increase in average operating horsepower. These increases were partially offset by decreases in freight expense and expense associated with the mobilization of compression packages as a result of the capitalization and amortization of the portion of these costs that were incurred prior to the transfer of service in accordance with the adoption of the Revenue Recognition Update.

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

Costs and Expenses
(dollars in thousands)

	Year Ended December 31,
	2018	2017
Selling, general and administrative	$101,563	$111,483
Depreciation and amortization	174,946	188,563
Long-lived asset impairment	28,127	29,142
Restatement and other charges	19	4,370
Restructuring and other charges	—	1,386
Interest expense	93,328	88,760
Debt extinguishment loss	2,450	291
Transaction-related costs	10,162	275
Gain on sale of assets, net	(5,674)	(5,675)
Other income, net	(157)	(243)

Selling, general and administrative. The decrease in SG&A expense during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a $6.9 million decrease in sales and use tax primarily resulting from the settlement of audits in the fourth quarter of 2018, a $3.5 million decrease in bad debt expense, a $1.4 million decrease in facility rent expense and a $1.3 million decrease in corporate office relocation costs (see Note 19 (“Corporate Office Relocation”) to our Financial Statements), partially offset by a $2.9 million increase in professional expenses.

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

Long-lived asset impairment. During the years ended December 31, 2018 and 2017, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 17 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review, as recorded in our contract operations segment (dollars in thousands):

	Year Ended December 31,
	2018	2017
Idle compressors retired from the active fleet	310	325
Horsepower of idle compressors retired from the active fleet	115,000	100,000
Impairment recorded on idle compressors retired from the active fleet	$28,127	$26,287

In addition to the impairment discussed above, $2.9 million of property, plant and equipment was impaired during the year ended December 31, 2017 as the result of physical asset observations and other events that indicated the carrying values of the assets, which were comprised of approximately 7,000 horsepower of idle compressors, were not recoverable and $0.8 million of leasehold improvements and furniture and fixtures that were impaired in connection with the relocation of our corporate office. See Note 19 (“Corporate Office Relocation”) to our Financial Statements for further details.

Restatement and other charges. During the year ended December 31, 2018 we recorded $1.3 million for the expected recovery of shared professional and legal fees incurred related to the restatement of prior period financial statements and disclosures and related matters. We were billed $1.3 million and $4.4 million for our share of these fees during 2018 and 2017, respectively.

Restructuring and other charges. During the year ended December 31, 2017, we incurred $1.4 million, of costs associated with the Spin-off, which were directly attributable to Archrock. No such costs were incurred subsequent to December 31, 2017.

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

Debt extinguishment loss. We recorded a debt extinguishment loss of $2.5 million during the year ended December 31, 2018 as a result of the termination of the Archrock Credit Facility. We recorded a debt extinguishment loss of $0.3 million during the year ended December 31, 2017 as a result of the termination of the Former Credit Facility. See Note 13 (“Long-Term Debt”) to our Financial Statements for further details.

Transaction-related costs. We incurred $10.2 million and $0.3 million of costs related to the Merger consisting of financial advisory, legal and other professional fees during the years ended December 31, 2018 and 2017, respectively. See Note 15 (“Equity”) to our Financial Statements for further details of this transaction.

Gain on sale of assets, net. Included in gain on sale, net of assets during the year ended December 31, 2018 compared to the year ended December 31, 2017 was a $1.9 million decrease in gains recognized on land and building sales, offset by a $1.3 million increase in gains recognized on the sale of compression equipment and a $0.5 million decrease in losses recognized on the sale of other assets.

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

The change in provision for (benefit from) income taxes during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the tax benefit from remeasuring our deferred tax liabilities and assets due to the corporate income tax rate reduction from the TCJA (see Note 20 (“Income Taxes”) to our Financial Statements) recorded in 2017 compared to 2018 and an increase in book income tax effected at the lower corporate income tax rate in 2018 as the result of the TCJA, partially offset by a lower unrecognized tax benefit recorded in 2018 compared to 2017 and benefits recorded in 2018 for the settlement of a tax audit and the release of an unrecognized tax benefit due to the expiration of a statute of limitations.

Net (Income) Loss Attributable to the Noncontrolling Interest
(dollars in thousands)

	Year Ended December 31,		Increase
	2018	2017	(Decrease)
Net (income) loss attributable to the noncontrolling interest	$(8,097)	$543	(1,591)%

The noncontrolling interest comprises the portion of the Partnership’s earnings that are applicable to the Partnership’s publicly-held common unitholder interest through the completion of the Merger. Immediately prior to the Merger and as of December 31, 2017, public unitholders held an ownership interest in the Partnership of 57%. The change in net (income) loss attributable to the noncontrolling interest was primarily due to the change in net income (loss) of the Partnership partially offset by Archrock’s acquisition of all of the outstanding common units of the Partnership in conjunction with the Merger. The change in net income (loss) of the Partnership was primarily due to the increase in revenue and decreases in SG&A, depreciation and amortization, long-lived asset impairment and provision for income taxes, partially offset by increases in cost of sales (excluding depreciation and amortization), interest expense, net and transaction-related costs.

Liquidity and Capital Resources

Overview

Our ability to fund operations, finance capital expenditures and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the Credit Facility. Our cash flow is affected by numerous factors including prices and demand for our services, oil and natural gas exploration and production spending, conditions in the financial markets and other factors. We believe that our operating cash flows and borrowings under the Credit Facility will be sufficient to meet our liquidity needs through at least December 31, 2020.

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

Capital Requirements

Our contract operations business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital spending is primarily dependent on the demand for our contract operations services and the availability of the type of compression equipment required for us to render those contract operations services to our customers. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of, the following:

•
growth capital expenditures, which are made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue generating capabilities of existing or new assets; and

•	maintenance capital expenditures, which are made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets.

The majority of our growth capital expenditures are related to the acquisition cost of new compressors that we add to our fleet. In addition to the cost of newly acquired compressors, growth capital expenditures can also include the upgrading of major components on an existing compression package where the current configuration of the compression package is no longer in demand and the compressor is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compression package such that it can be used in applications for which it previously was not suited. Maintenance capital expenditures are related to major overhauls of significant components of a compression package, such as the engine, compressor and cooler, which return the components to a like-new condition, but do not modify the applications for which the compression package was designed.

Growth capital expenditures were $300.5 million, $251.6 million and $172.5 million during the years ended December 31, 2019, 2018 and 2017, respectively. The increase in growth capital expenditures in 2019 compared to 2018 and also in 2018 compared to 2017 was primarily due to increased investment in new compression equipment as a result of increased customer demand to support higher U.S natural gas production levels. We anticipate decreased 2020 growth capital expenditures due to an expected deceleration in the growth rate of natural gas production in 2020 as compared to 2019.

Maintenance capital expenditures were $58.6 million, $49.7 million and $35.7 million during the years ended December 31, 2019, 2018 and 2017, respectively. The increase in maintenance capital expenditures in 2019 compared to 2018 was due to an increase in scheduled maintenance activities in 2019 due to maintenance cycle requirements as well as the increase in horsepower as the result of the Elite Acquisition. The increase in 2018 compared to 2017 was primarily due to the increase in idle horsepower returning to operation and the increase in scheduled maintenance activities in 2018 due to maintenance cycle requirements. We intend to grow our business both organically and through third-party acquisitions. If we are successful in growing our business in the future, we would expect our maintenance capital expenditures to increase over the long term.

We generally invest funds necessary to purchase fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our cost of capital. We currently plan to spend approximately $165 million to $195 million in capital expenditures during 2020, primarily consisting of approximately $80 million to $100 million for growth capital expenditures and approximately $57 million to $63 million for maintenance capital expenditures.

Financial Resources

Revolving Credit Facilities

Credit Facility. During the years ended December 31, 2019 and 2018, the Credit Facility had an average daily balance of $855.3 million and $768.5 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 4.3% and 5.4% at December 31, 2019 and 2018, respectively.

On November 8, 2019, we amended the Credit Facility to, among other things, extend the maturity date of the Credit Facility from March 30, 2022 to November 8, 2024 (or June 3, 2022, if any portion of the 2022 notes remains outstanding at such date) and change the applicable margin for borrowings under the Credit Facility such that (i) the applicable margin for Eurodollar loans, as defined in the Credit Facility agreement, ranges from 2.00% to 2.75% and (ii) the applicable margin for Alternative Base Rate loans ranges from 1.00% to 1.75%, in each case determined based on a total leverage ratio pricing grid.

On February 23, 2018, we amended the Credit Facility to, among other things:

•	increase the maximum Total Debt to EBITDA ratios, as defined in the Credit Facility agreement (see below for the revised ratios), effective as of the execution of Amendment No. 1 in February 2018; and

•	effective upon completion of the Merger in April 2018:

*	increase the aggregate revolving commitment from $1.1 billion to $1.25 billion; and

*	increase the amount available for the issuance of letters of credit from $25.0 million to $50.0 million.

See Note 13 (“Long-Term Debt”) to the Financial Statements for further details of these amendments.

Portions of the Credit Facility up to $50.0 million are available for the issuance of swing line loans. Subject to certain conditions, including the approval by the lenders, we are able to increase the aggregate commitments under the Credit Facility by up to an additional $250.0 million. The Credit Facility borrowing base consists of eligible accounts receivable, inventory and compressors.

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

As a result of the ratio requirements above, $669.7 million of the $723.3 million of undrawn capacity was available for additional borrowings as of December 31, 2019.

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

As of December 31, 2019, we were in compliance with all covenants under the Credit Facility.

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

Senior Notes Transactions

On December 20, 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.25% senior notes due April 2028 and received net proceeds of $491.8 million after deducting issuance costs. The net proceeds were used to partially repay borrowings outstanding under the Credit Facility.

On March 21, 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.875% senior notes due April 2027 and received net proceeds of $491.2 million after deducting issuance costs. The net proceeds were used to repay borrowings outstanding under the Credit Facility.

On April 5, 2019, we repaid the 2021 Notes with borrowings from our Credit Facility.

See Note 13 (“Long-Term Debt”) to our Financial Statements for further details of these transactions.

2022 Notes

The 2022 Notes are guaranteed on a senior unsecured basis by all of the Partnership’s existing subsidiaries (other than Archrock Partners Finance Corp., which is a co-issuer of the 2022 Notes) and certain of the Partnership’s future subsidiaries. The 2022 Notes and the guarantees, respectively, are the Partnership’s and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of the Partnership’s and the guarantors’ other senior obligations and are effectively subordinated to all of the Partnership’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 2022 Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. Guarantees by the Partnership’s subsidiaries are full and unconditional, subject to customary release provisions, and constitute joint and several obligations. The Partnership has no assets or operations independent of its subsidiaries and there are no significant restrictions upon its subsidiaries’ ability to distribute funds to the Partnership.

Partnership Capital Offering

In August 2017, the Partnership sold, pursuant to a public underwritten offering, 4,600,000 common units, including 600,000 common units pursuant to an over-allotment option. The Partnership received net proceeds of $60.3 million after deducting underwriting discounts, commissions and offering expenses, which it used to repay borrowings outstanding under the Credit Facility. In connection with this sale and as permitted under its partnership agreement, the Partnership sold 93,163 general partner units to its General Partner for a contribution of $1.3 million to maintain the General Partner’s approximate 2% general partner interest in the Partnership.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the table below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by (used in) operations:
Operating activities	$290,147	$225,947	$201,664
Investing activities	(514,560)	(284,923)	(174,487)
Financing activities	222,488	54,050	(19,775)
Net change in cash and cash equivalents	$(1,925)	$(4,926)	$7,402

 Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Operating Activities. The increase in net cash provided by operating activities during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to an increase in revenue from our contract operations business, the receipt of cash proceeds in 2019 pursuant to a settlement of certain sales and use tax audits and decreases in accounts receivable and cost of sales (excluding depreciation and amortization). These cash inflows were partially offset by increases in cash SG&A expenses and interest paid on our long-term debt and a decrease in accounts payable and other liabilities.

Investing Activities. The increase in net cash used in investing activities during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to $214.0 million of cash paid in the Elite Acquisition during the year ended December 31, 2019 and a $66.1 million increase in capital expenditures, partially offset by a $47.0 million increase in proceeds from the sale of property, plant and equipment and other assets, including $30.0 million in proceeds from the Harvest Sale.

Financing Activities. The increase in net cash provided by financing activities during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to a $214.3 million net increase in borrowings of long-term debt and an $11.8 million decrease in distributions paid to noncontrolling partners in the Partnership. These cash flows were partially offset by a $20.2 million increase in dividends paid to Archrock shareholders, a $19.1 million increase in payments for debt issuance costs and an $18.7 million decrease in contributions from Exterran Corporation.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Operating Activities. The increase in net cash provided by operating activities during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to an increase in revenue in our contract operations and aftermarket services segments primarily driven by an increase in customer demand, partially offset by an increase in cost of sales, including freight and mobilization costs incurred to fulfill contracts prior to the transfer of service, an increase in accounts receivable, trade as a result of the timing of payments received from our customers, an increase in transaction-related costs and an increase in interest paid.

Investing Activities. The increase in net cash used in investing activities during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a $97.4 million increase in capital expenditures and a $13.0 million decrease in proceeds from sale of property, plant and equipment.

Financing Activities. The change in net cash provided by (used in) financing activities during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to $109.2 million of net borrowings of long-term debt during 2018 compared to $28.2 million in net repayments of long term-debt during 2017, a $32.7 million decrease in distributions to noncontrolling partners in the Partnership and a $11.5 million decrease in payments for debt issuance costs. These changes were partially offset by $60.3 million of proceeds received from a public offering by the Partnership of its common units during 2017, a $26.0 million decrease in contributions from Exterran Corporation (see Note 5 (“Discontinued Operations”)) and a $24.2 million increase in dividends to Archrock stockholders.

Dividends

On January 23, 2020, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock, or approximately $22.2 million, that was paid on February 14, 2020 to stockholders of record at the close of business on February 7, 2020. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition and results of operations, credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

Contractual Obligations

The following table summarizes our cash contractual obligations as of December 31, 2019 (in thousands):

	2020	2021-2022	2023-2024	Thereafter	Total
Long-term debt (1):
Credit Facility (2)	$—	$—	$513,000	$—	$513,000
2022 Notes (3)	—	350,000	—	—	350,000
2027 Notes (3)	—	—	—	500,000	500,000
2028 Notes (3)	—	—	—	500,000	500,000
Total long-term debt	—	350,000	513,000	1,000,000	1,863,000
Interest on long-term debt (4)	111,499	217,748	177,386	178,906	685,539
Purchase commitments (5)	84,929	5,724	3,531	565	94,749
Operating leases	3,651	6,330	4,229	9,611	23,821
Total contractual obligations	$200,079	$579,802	$698,146	$1,189,082	$2,667,109
——————

(1)	See Note 13 (“Long-Term Debt”) to our Financial Statements for further details on our long-term debt.

(2)	The Credit Facility will mature on November 8, 2024 except that if any portion of the 2022 Notes are outstanding as of June 3, 2022, it will instead mature on June 3, 2022.

(3)	Represents the full face value of the senior notes, not reduced by unamortized discount and unamortized deferred financing costs.

(4)	Calculated using interest rates in effect as of December 31, 2019, including the effect of interest rate swaps.

(5)	Includes commitments to purchase fleet and non-fleet assets and costs associated with the cloud migration of our ERP system and other information technology-related costs.

At December 31, 2019, $18.5 million of unrecognized tax benefits (including discontinued operations) have been recorded as liabilities in accordance with the accounting standard for income taxes related to uncertain tax positions and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $2.1 million (including discontinued operations).

Off-Balance Sheet Arrangements

For information on our obligations with respect to letters of credit and performance bonds, see Note 13 (“Long-Term Debt”) and Note 26 (“Commitments and Contingencies”), respectively, to our Financial Statements.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon the Financial Statements, which have been prepared in accordance with GAAP. The preparation of the Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates and accounting policies on an ongoing basis and base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. The results of this process form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and these differences can be material to our financial condition, results of operations and liquidity. We describe our significant accounting policies more fully in Note 2 (“Basis of Presentation and Significant Accounting Policies”) to our Financial Statements.

Allowances

Outstanding accounts receivable are reviewed regularly for non-payment indicators and allowances for doubtful accounts are recorded based on management’s estimate of collectibility at each balance sheet date. During the years ended December 31, 2019, 2018 and 2017, we recorded bad debt expense of $2.6 million, $1.7 million and $5.1 million, respectively. A five percent change in bad debt expense would have impacted income before income taxes by approximately $0.1 million during the year ended December 31, 2019.

Inventory

Inventory is a significant component of current assets and is stated at the lower of cost and net realizable value using the average cost method. This requires us to regularly review inventory quantities on hand and compare them to estimates of future product demand and market conditions. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. During the years ended December 31, 2019, 2018 and 2017, we recorded write-downs to inventory of $0.9 million, $1.6 million and $2.4 million, respectively, for inventory considered to be excess, obsolete or carried at an amount in excess of net realizable value. Significant or unanticipated changes to our estimates and forecasts could require additional write-downs in a future period. Given the nature of these evaluations and their application to specific inventories, it is not possible to reasonably quantify the impact of changes in these estimates and forecasts.

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

Fair Value Estimates

Impairment Assessments of Property, Plant and Equipment and Identifiable Intangible Assets

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressors from our active fleet, indicate that the carrying amount of an asset may not be recoverable. An impairment loss may exist when the estimated undiscounted cash flows expected from the use of the asset and its eventual disposition are less than its carrying amount. Determining whether the carrying amount of an asset is recoverable requires us to make judgments regarding long-term forecasts of future revenue and costs related to the asset subject to review. These forecasts are uncertain as they require significant assumptions about future market conditions. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.

Impairment Assessment of Goodwill

We review the carrying amount of our goodwill in the fourth quarter of every year, or whenever indicators of potential impairment exist, to determine if the carrying amount of a reporting unit exceeds its fair value, including the applicable goodwill. We perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is impaired. If the fair value is more likely than not impaired, we perform a quantitative impairment test to identify impairment and measure the amount of impairment loss to be recognized, if any.

Our qualitative assessment includes consideration of various events and circumstances and their potential impact to a reporting unit’s fair value, including macroeconomic and industry conditions such as a deterioration in our operating environment and limitations on access to capital and other developments in the equity and credit markets, cost factors that could have a negative effect on earnings and cash flows, relevant entity-specific and reporting unit-specific events and overall financial performance such as declining earnings or cash flows or a sustained decrease in share price. If indicated, a quantitative impairment test would compare the carrying amount of our reporting units to their fair value, and any excess of carrying amount over fair value would be recorded as an impairment loss. The fair value calculation would require us to make significant estimates to determine future cash flows, including future revenues, costs and capital requirements and the appropriate risk-adjusted discount rate by which to discount the estimated future cash flows.

Our goodwill is allocated to our contract operations reporting unit. Our fourth quarter qualitative assessment determined that it was not more likely than not that the fair value of the contract operations reporting unit was less than its carrying amount as of December 31, 2019, and as such, no quantitative impairment test of our goodwill was warranted.

Acquisitions

We account for business combinations using the acquisition method which requires assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill. Significant judgment is used in determining the individual fair values of acquired assets and liabilities. We use all available information to make these fair value determinations and, for certain acquisitions, engage third-party consultants for valuation assistance.

For the Elite Acquisition, we used the cost approach to value the acquired property, plant and equipment, whereby we estimated the replacement cost of the assets by evaluating recent purchases of similar assets or published data, and then adjusted replacement cost for physical deterioration and functional and economic obsolescence, as applicable. We estimated the fair value of the acquired identifiable intangible assets using the multi-period excess earnings method, which is a specific application of the discounted cash flow method, an income approach, whereby we estimated and then discounted the future cash flows of the intangible asset by adjusting overall business revenue for attrition, obsolescence, cost of sales, operating expenses, taxes and the required returns attributable to other contributory assets acquired. Significant estimates made in arriving at expected future cash flows included our expected customer attrition rate and the amount of earnings attributable to the assets. To discount the estimated future cash flows, we utilized a discount rate that was at a premium to our weighted average cost of capital to reflect the less liquid nature of the customer relationships relative to the tangible assets acquired.

The estimates used in determining the fair value of the asset and liabilities acquired in the Elite Acquisition are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value. See Note 4 (“Business Transactions”) to our Financial Statements for further details of the Elite Acquisition.

Income Taxes

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We operate in the U.S. only and, as a result, are subject to income taxes in the U.S. only. Significant judgments and estimates are required in determining consolidated income tax expense.

Deferred income taxes arise from temporary differences between the financial statements and the tax basis of assets and liabilities. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions, including the amount of future U.S. federal and state pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative income (loss) before income taxes.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our financial position, results of operations or cash flows. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various state and local jurisdictions.

The TCJA included a provision which lowered the corporate income tax rate from 35% to 21%. This reduced rate required us to remeasure our reported deferred tax assets and liabilities in 2017. See Note 20 (“Income Taxes”) to our Financial Statements for more discussion on this topic.

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

Contingencies and Litigation

Insurance

Our insurance coverage includes property damage, general liability and commercial automobile liability and other coverage we believe is appropriate. Additionally, we are self-insured for property damage to our offshore assets and substantially self-insured for workers’ compensation and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the timeliness of reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known. At December 31, 2019 and 2018, we had $3.0 million and $4.0 million, respectively, in insurance claim reserves on our consolidated balance sheets.

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

The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. We regularly assess and, if required, establish accruals for income and non-income based tax contingencies pursuant to the applicable accounting standards that could result from assessments of additional tax by taxing jurisdictions where we operate. Tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2019 and 2018, we recorded $23.1 million and $26.3 million (including penalties and interest and discontinued operations), respectively, of accruals for tax contingencies. Of these amounts, $20.6 million and $21.8 million, respectively, were accrued for income taxes and $2.5 million and $4.5 million, respectively, were accrued for non-income based taxes. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. The tax contingencies mentioned above relate to tax matters for which we are responsible in managing the tax audit. As of December 31, 2019 and 2018, we had an offsetting indemnification asset (including penalties and interest) related to our income tax contingencies of $8.5 million and $7.1 million, respectively. Additionally, we had an indemnification liability of $2.8 million and $2.6 million as of December 31, 2019 and 2018, respectively, for our share of non-income based tax contingencies related to audits being managed by Exterran Corporation.

Recent Accounting Developments

See Note 3 (“Recent Accounting Developments”) to our Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk associated with changes in the variable interest rate of our Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes.

As of December 31, 2019 and 2018, after taking into consideration interest rate swaps, we had $113.0 million and $339.5 million, respectively, of outstanding indebtedness that was effectively subject to variable interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to variable interest rates at December 31, 2019 and 2018 would have resulted in an annual increase in our interest expense of $1.1 million and $3.4 million, respectively.

See Note 22 (“Derivatives”) to our Financial Statements for further information regarding our use of interest rate swaps in managing our exposure to interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data

The information specified by this Item is presented in Part IV, Item 15 of this 2019 Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this 2019 Form 10-K, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of December 31, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a-15(c) and 15d-15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of internal control over financial reporting as of December 31, 2019 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found within this 2019 Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Archrock, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Archrock, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2019, of the Company and our report dated February 21, 2020, expressed an unqualified opinion on those financial statements and financial statement schedule.

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
February 21, 2020

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in Part III, Item 10 of this 2019 Form 10-K is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Beneficial Ownership of Common Stock” in our definitive proxy statement to be filed with the SEC within 120 days of the end of our fiscal year.

Item 11. Executive Compensation

The information required in Part III, Item 11 of this 2019 Form 10-K is incorporated by reference to the sections entitled “Compensation Discussion and Analysis” and “Information Regarding Executive Compensation” in our definitive proxy statement to be filed with the SEC within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in Part III, Item 12 of this 2019 Form 10-K is incorporated by reference to the section entitled “Stock Ownership - Equity Plan Information” in our definitive proxy statement, to be filed with the SEC within 120 days of the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required in Part III, Item 13 of this 2019 Form 10-K is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement to be filed with the SEC within 120 days of the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required in Part III, Item 14 of this 2019 Form 10-K is incorporated by reference to the section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed with the SEC within 120 days of the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as a part of this 2019 Form 10-K

1.	Financial Statements. The following financial statements are filed as a part of this 2019 Form 10-K.

2.	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules have been omitted as they are not required under the relevant instructions.

3.	Exhibits

Exhibit No.	Description
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

2.5
Asset Purchase Agreement, dated as of June 23, 2019, by and among Archrock Services, L.P., Archrock, Inc. and Elite Compression Services, LLC, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on June 24, 2019

2.6
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
4.1
Indenture, dated as of March 21, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on March 21, 2019

4.2
Indenture, dated as of December 20, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 20, 2019

4.3*	Description of Common Stock
10.1
Credit Agreement, dated as of July 10, 2015, by and among Exterran Holdings, Inc. (now Archrock, Inc.), Archrock Services, L.P., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 16, 2015

10.2
First Amendment to Credit Agreement, dated as of October 5, 2015, by and among Exterran Holdings, Inc. (now Archrock, Inc.), Archrock Services, L.P., the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 6, 2015

10.3
Amended and Restated Senior Secured Credit Agreement, dated as of November 3, 2010, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Barclays Bank plc and The Royal Bank of Scotland plc, as Co-Documentation Agents, and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners L.P.’s Current Report on Form 8-K filed on November 9, 2010

10.4
First Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 7, 2012, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on March 13, 2012

10.5
Third Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 27, 2013, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on March 28, 2013

10.6
Fourth Amendment to Amended and Restated Senior Secured Credit Agreement, dated February 4, 2015, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to Exterran Partners, L.P.’s Current Report on Form 8-K filed on February 5, 2015

10.7
Fifth Amendment to Amended and Restated Senior Secured Credit Agreement and First Amendment to Amended and Restated Collateral Agreement, dated May 2, 2016, among Archrock Partners Operating LLC, as Borrower, Archrock Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to Archrock Partners, L.P.’s Current Report on Form 8-K filed on May 6, 2016

10.8
Amended and Restated Guaranty Agreement, dated as of November 3, 2010, made by Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to Archrock Partner’s L.P.’s Current Report on Form 8-K filed on November 9, 2010

10.9
Amended and Restated Collateral Agreement, dated as of November 3, 2010, made by EXLP Operating LLC, Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.3 to Archrock Partner’s L.P.’s Current Report on Form 8-K filed on November 9, 2010

10.10
Second Amendment, Consent and Waiver to Credit Agreement, dated as of May 10, 2016, among Archrock Services, L.P., as Borrower, Archrock, Inc., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2016

10.11
Third Amendment, Consent and Waiver to Credit Agreement, dated as of July 21, 2016, among Archrock Services, L.P., as Borrower, Archrock, Inc., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 26, 2016

10.12
Fourth Amendment, Consent and Waiver to Credit Agreement, dated as of September 21, 2016, among Archrock Services, L.P., as Borrower, Archrock, Inc., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2016

10.13
Fifth Amendment, Consent and Waiver to Credit Agreement, dated as of December 9, 2016, among Archrock Services, L.P., as Borrower, Archrock, Inc., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto. incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2016

10.14
Fourth Amended and Restated Omnibus Agreement, dated November 3, 2015, by and among Archrock, Inc. (formerly named Exterran Holdings, Inc.), Archrock Services, L.P. (formerly named Exterran US Services OpCo, L.P.), Archrock GP LLC (formerly named Exterran GP, LLC), Archrock General Partner, L.P. (formerly named Exterran General Partner, L.P.), Archrock Partners, L. P. (formerly named Exterran Partners, L.P.) and Archrock Partners Operating LLC, incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.15
First Amendment to Fourth Amended and Restated Omnibus Agreement, dated November 19, 2016, by and among Archrock, Inc., Archrock Services, L.P., Archrock GP LLC, Archrock General Partner, L.P., Archrock Partners, L.P., and Archrock Partners Operating LLC incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 23, 2016 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

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

10.67†	Form of Archrock, Inc. Award Notice and Agreement for Performance Units, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 23, 2017
10.68†
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

10.83†	Form of Employment Letter applicable to Mr. Douglas S. Aron, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 12, 2018
10.84†	Form of Change of Control Agreement applicable to Mr. Douglas S. Aron, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 12, 2018
10.85†	Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock, incorporated by reference to Exhibit 10.85 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018
10.86†
Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock for Non-Employee Directors, incorporated by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

10.87†
Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Cash-Settled), incorporated by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

10.88†
Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Stock-Settled), incorporated by reference to Exhibit 10.88 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018

10.89
Purchase Agreement, dated as of March 7, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2019

10.90
Omnibus Joinder Agreement, dated as of March 21, 2019, by and among Archrock GP LLC, Archrock Partners Corp., Archrock General Partner, L.P. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2019

10.91
Board Representation Agreement, dated as of August 1, 2019, by and between Archrock, Inc. and JDH Capital Holdings, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 1, 2019

10.92
Registration Rights Agreement, dated as of August 1, 2019, by and between Archrock, Inc. and JDH Capital Holdings, L.P., incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 1, 2019

10.93
Amendment No. 2 to Credit Agreement, dated as of November 8, 2019, by and among Archrock, Inc., Archrock Partners Operating LLC, Archrock Services, L.P., the other Loan Parties thereto, the Lenders thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 12, 2019

10.94
Purchase Agreement, dated as of December 16, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and RBC Capital Markets, LLC, as representative of the initial purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2019

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

February 21, 2020

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2020.

Signature	Title

/s/ D. BRADLEY CHILDERS	President, Chief Executive Officer and Director
D. Bradley Childers	(Principal Executive Officer)

/s/ DOUGLAS S. ARON	Senior Vice President and Chief Financial Officer
Douglas S. Aron	(Principal Financial Officer)

/s/ DONNA A. HENDERSON	Vice President and Chief Accounting Officer
Donna A. Henderson	(Principal Accounting Officer)

/s/ ANNE-MARIE N. AINSWORTH	Director
Anne-Marie N. Ainsworth

/s/ WENDELL R. BROOKS	Director
Wendell R. Brooks

/s/ GORDON T. HALL	Director
Gordon T. Hall

/s/ FRANCES POWELL HAWES	Director
Frances Powell Hawes

/s/ JEFFERY D. HILDEBRAND	Director
Jeffery D. Hildebrand

/s/ J.W.G. HONEYBOURNE	Director
J.W.G. Honeybourne

/s/ JAMES H. LYTAL	Director
James H. Lytal

/s/ EDMUND P. SEGNER, III	Director
Edmund P. Segner, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Archrock, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Archrock, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Elite Acquisition - Refer to Note 4 to the financial statements

Critical Audit Matter Description

The Company completed the Elite Acquisition for consideration of $439.9 million consisting of cash and common stock on August 1, 2019. The Company accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including $286.2 million in property, plant and equipment and customer relationships of $40.2 million, resulting in goodwill of $100.6 million. Of the identified fixed assets acquired, the most significant was compressor units. The method for determining the fair value of the compressor units was the cost method and involved management making estimates of the replacement cost. The method for determining the fair value of the customer relationships was the multi-period excess earnings method and involved management making estimates of the attrition rate, discount rate, and contributory asset charges. Changes in these assumptions could have a significant impact on the fair values allocated to the compressor units, customer relationships, or the resulting goodwill.

We identified the valuation of compressor units and identified intangible assets arising out of the acquisition as a critical audit matter because of the significant estimates and assumptions management makes related to the replacement cost, attrition rate, discount rate, and contributory asset charges. These assumptions required a high degree of auditor judgment and an increased extent of effort, including involving specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the replacement cost, attrition rate, discount rate, and contributory asset charges used by management to estimate the fair values of the compressor units and customer relationships included the following, among others:

•
We tested the operating effectiveness of internal controls over the valuation of the compressor units and intangible assets, including management’s controls over the valuation methodology, determination of replacement cost, attrition rate, discount rate, and contributory asset charges.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the valuation methodology; (2) the source information underlying the determination of the discount rates, replacement cost, attrition rate, and contributory asset charges and tested the mathematical accuracy of the calculations; and (3) developing a range of independent estimates of the discount rates and comparing the discount rates selected by management to the range of independent estimates of the discount rates.

Long-Lived Asset Impairment - Refer to Note 17 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of whether to retire compressor units from its active fleet takes into consideration the future deployment of the units that were not of the type, configuration, condition, make, or model that are cost efficient to maintain or operate. Once a compressor unit is retired from the active fleet, it is tested for impairment. As such, the timing of the identification of compressor units for removal could have a significant impact on the amount of any impairment charge. During the year ended December 31, 2019, the Company retired 975 units from the active fleet resulting in an asset impairment charge of $44.7 million.

Auditing the decisions on when compressor units are retired from the active fleet required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s determination of whether to retire compressor unit from the Company’s active fleet included the following, among others:

•
We tested the operating effectiveness of internal controls over long-lived asset impairment process, including those over the identification of units to be retired and assessed for impairment, which includes the type, configuration, condition, make, or model that are cost efficient to maintain or operate.

•	We tested the completeness and accuracy of the compressor units identified for retirement by performing the following procedures:

–	Comparing the final listing of retired compressor units to the list evaluated and approved by management.

–	For a sample of compressor units, determining whether those units were (1) properly segregated from the active fleet, (2) identified appropriately in the system, and (3) no longer operating.

•
We evaluated the reasonableness of management’s identification of the compressor units for removal, including assessments of type, configuration, condition, make, or model that are cost efficient to maintain or operate, by performing the following procedures:

–	Comparing the rationale for compression units identified with historical rationales made for compression units of a similar type, configuration, make, or model.

–
For a sample of compression units not retired, making inquiries of management and others within the Company with knowledge of the type, configuration, condition, make, or model and operating costs of the specific compressor units to identify if any units not retired exhibit characteristics indicating that they should be retired.

–	Comparing the compression units identified to internal communications to management and the Board of Directors.

–	Reading available peer company data and other external sources for information supporting or contradicting management’s conclusions.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 21, 2020
We have served as the Company’s auditor since 2007.

ARCHROCK, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$3,685	$5,610
Accounts receivable, trade, net of allowance of $2,210 and $1,452, respectively	144,865	147,985
Inventory	74,467	76,333
Tax refund receivable	—	15,262
Other current assets	9,186	10,706
Current assets associated with discontinued operations	—	300
Total current assets	232,203	256,196
Property, plant and equipment, net	2,559,398	2,171,038
Operating lease ROU assets	17,901	—
Goodwill	100,598	—
Intangible assets, net	77,471	52,370
Contract costs, net	42,927	39,020
Deferred tax assets	36,642	4,256
Other assets	29,934	22,572
Noncurrent assets associated with discontinued operations	12,901	7,063
Total assets	$3,109,975	$2,552,515
Liabilities and Equity
Current liabilities:
Accounts payable, trade	$60,215	$54,939
Accrued liabilities	67,845	78,997
Deferred revenue	10,683	16,509
Current liabilities associated with discontinued operations	—	297
Total current liabilities	138,743	150,742
Long-term debt	1,842,549	1,529,501
Operating lease liabilities	16,094	—
Deferred tax liabilities	1,289	2,842
Other liabilities	16,829	20,793
Noncurrent liabilities associated with discontinued operations	8,508	7,063
Total liabilities	2,024,012	1,710,941
Commitments and contingencies (Note 26)
Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 158,636,918 and 135,787,509 shares issued, respectively	1,587	1,358
Additional paid-in capital	3,412,509	3,177,982
Accumulated other comprehensive income (loss)	(1,387)	5,773
Accumulated deficit	(2,244,877)	(2,263,677)
Treasury stock: 6,702,602 and 6,381,605 common shares, at cost, respectively	(81,869)	(79,862)
Total equity	1,085,963	841,574
Total liabilities and equity	$3,109,975	$2,552,515
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Contract operations	$771,539	$672,536	$610,921
Aftermarket services	193,946	231,905	183,734
Total revenue	965,485	904,441	794,655

Cost of sales (excluding depreciation and amortization):
Contract operations	297,260	273,013	263,005
Aftermarket services	158,978	191,354	155,917
Total cost of sales (excluding depreciation and amortization)	456,238	464,367	418,922
Selling, general and administrative	117,727	101,563	111,483
Depreciation and amortization	188,084	174,946	188,563
Long-lived asset impairment	44,663	28,127	29,142
Restatement and other charges	445	19	4,370
Restructuring and other charges	—	—	1,386
Interest expense	104,681	93,328	88,760
Debt extinguishment loss	3,653	2,450	291
Transaction-related costs	8,213	10,162	275
Gain on sale of assets, net	(16,016)	(5,674)	(5,675)
Other income, net	(661)	(157)	(243)
Income (loss) before income taxes	58,458	35,310	(42,619)
Provision for (benefit from) income taxes	(39,145)	6,150	(61,083)
Income from continuing operations	97,603	29,160	18,464
Loss from discontinued operations, net of tax	(273)	—	(54)
Net income	97,330	29,160	18,410
Less: Net (income) loss attributable to the noncontrolling interest	—	(8,097)	543
Net income attributable to Archrock stockholders	$97,330	$21,063	$18,953

Basic and diluted net income per common share attributable to Archrock common stockholders	$0.70	$0.19	$0.26

Weighted average common shares outstanding:
Basic	137,492	109,305	69,552
Diluted	137,528	109,421	69,664
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$97,330	$29,160	$18,410
Other comprehensive income (loss), net of tax:
Interest rate swap gain (loss), net of reclassifications to earnings	(7,160)	2,681	7,107
Amortization of terminated interest rate swaps	—	230	359
Merger-related adjustments	—	5,670	—
Adjustments from other changes in ownership of Partnership	—	—	32
Total other comprehensive income (loss), net of tax	(7,160)	8,581	7,498
Comprehensive income	90,170	37,741	25,908
Less: Comprehensive income attributable to the noncontrolling interest	—	(12,360)	(4,080)
Comprehensive income attributable to Archrock stockholders	$90,170	$25,381	$21,828

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Archrock Stockholders
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)			Accumulated Deficit	Noncontrolling Interest	Total
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
Balance at January 1, 2017	76,162,279	$762	$3,021,040	$(1,678)	(5,626,074)	$(73,944)	$(2,227,214)	$(34,038)	$684,928
Treasury stock purchased					(225,237)	(2,788)			(2,788)
Cash dividends ($0.4800 per common share)							(34,063)		(34,063)
Shares issued in employee stock purchase plan	35,180		356						356
Stock-based compensation, net of forfeitures	616,799	6	8,115		(79,069)			888	9,009
Stock options exercised	66,604	1	991						992
Contribution from Exterran Corporation			44,709						44,709
Net proceeds from the sale of Partnership units, net of tax			17,638					32,088	49,726
Cash distribution to noncontrolling unitholders of the Partnership								(44,449)	(44,449)
Impact of adoption of ASU 2016-09			209				1,081		1,290
Comprehensive income
Net income (loss)							18,953	(543)	18,410
Interest rate swap gain, net of reclassifications to earnings				2,484				4,623	7,107
Amortization of terminated interest rate swaps				359					359
Adjustment for changes in ownership of the Partnership				32					32
Balance at December 31, 2017	76,880,862	$769	$3,093,058	$1,197	(5,930,380)	$(76,732)	$(2,241,243)	$(41,431)	$735,618
Treasury stock purchased					(167,382)	(1,759)			(1,759)
Cash dividends ($0.5040 per common share)							(58,288)		(58,288)
Shares issued in employee stock purchase plan	93,617	1	802						803
Stock-based compensation, net of forfeitures	960,028	10	7,192		(141,121)			(64)	7,138
Stock options exercised	218,997	2	1,341		(142,722)	(1,371)			(28)
Contribution from Exterran Corporation			18,744						18,744
Cash distribution to noncontrolling unitholders of the Partnership								(11,766)	(11,766)
Impact of adoption of ASC 606 Revenue							14,666		14,666
Impact of adoption of ASU 2017-12							383		383
Impact of adoption of ASU 2018-02				258			(258)		—
Merger-related adjustments	57,634,005	576	56,845					40,901	98,322
Comprehensive income
Net income							21,063	8,097	29,160
Interest rate swap gain (loss), net of reclassifications to earnings				(1,582)				4,263	2,681
Amortization of terminated interest rate swaps				230					230
Merger-related adjustments				5,670					5,670
Balance at December 31, 2018	135,787,509	$1,358	$3,177,982	$5,773	(6,381,605)	$(79,862)	$(2,263,677)	$—	$841,574
Treasury stock purchased					(212,080)	(2,007)			(2,007)
Cash dividends ($0.554 per common share)							(78,530)		(78,530)
Shares issued in employee stock purchase plan	87,933	1	770						771
Stock-based compensation, net of forfeitures	1,104,793	11	8,094		(108,917)				8,105
Shares issued for Elite Acquisition	21,656,683	217	225,663						225,880
Comprehensive income
Net income							97,330		97,330
Interest rate swap loss , net of reclassifications to earnings				(7,160)					(7,160)
Balance at December 31, 2019	158,636,918	$1,587	$3,412,509	$(1,387)	(6,702,602)	$(81,869)	$(2,244,877)	$—	$1,085,963

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$97,330	$29,160	$18,410
Adjustments to reconcile net income to cash provided by operating activities:
Loss from discontinued operations, net of tax	273	—	54
Depreciation and amortization	188,084	174,946	188,563
Long-lived asset impairment	44,663	28,127	29,142
Inventory write-downs	944	1,614	2,397
Amortization of operating lease ROU assets	2,931	—	—
Amortization of deferred financing costs	6,211	6,113	6,976
Amortization of debt discount	910	1,410	1,325
Amortization of terminated interest rate swaps	—	291	552
Debt extinguishment loss	3,653	2,450	291
Interest rate swaps	(1,071)	(131)	2,183
Stock-based compensation expense	8,105	7,388	8,461
Non-cash restructuring charges	—	—	997
Provision for doubtful accounts	2,567	1,677	5,144
Gain on sale of assets, net	(16,016)	(5,674)	(5,675)
Deferred income tax provision (benefit)	(39,597)	5,238	(59,760)
Amortization of contract costs	23,330	14,939	—
Deferred revenue recognized in earnings	(42,268)	(28,428)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, trade	3,248	(21,028)	(6,889)
Inventory	6,036	4,210	(236)
Other assets	4,458	(15,249)	(721)
Contract costs, net	(27,237)	(32,435)	—
Accounts payable and other liabilities	(12,728)	14,964	9,616
Deferred revenue	36,578	36,571	730
Other	12	(206)	104
Net cash provided by continuing operations	290,416	225,947	201,664
Net cash used in discontinued operations	(269)	—	—
Net cash provided by operating activities	290,147	225,947	201,664
Cash flows from investing activities:
Capital expenditures	(385,198)	(319,102)	(221,693)
Proceeds from sale of property, plant and equipment and other assets	80,961	33,927	46,954
Proceeds from insurance and other settlements	3,696	252	252
Cash paid in Elite Acquisition	(214,019)	—	—
Net cash used in investing activities	(514,560)	(284,923)	(174,487)
Cash flows from financing activities:
Borrowings of long-term debt	2,395,250	714,830	1,242,000
Repayments of long-term debt	(2,071,750)	(605,636)	(1,270,194)
Payments for debt issuance costs	(22,426)	(3,332)	(14,855)
Proceeds from (payments for) settlement of interest rate swaps that include financing elements	1,180	190	(1,785)
Dividends paid to Archrock stockholders	(78,530)	(58,288)	(34,063)
Distributions paid to noncontrolling partners in the Partnership	—	(11,766)	(44,449)
Net proceeds from sale of Partnership units	—	—	60,291
Proceeds from stock options exercised	—	264	992
Proceeds from stock issued under employee stock purchase plan	771	803	356
Purchases of treasury stock	(2,007)	(1,759)	(2,788)
Contribution from Exterran Corporation	—	18,744	44,720
Net cash provided by (used in) financing activities	222,488	54,050	(19,775)
Net increase (decrease) in cash and cash equivalents	(1,925)	(4,926)	7,402
Cash and cash equivalents, beginning of period	5,610	10,536	3,134
Cash and cash equivalents, end of period	$3,685	$5,610	$10,536

Supplemental disclosure of cash flow information:
Interest paid	$(97,451)	$(86,758)	$(78,891)
Income taxes refunded, net	1,973	2,131	695
Supplemental disclosure of non-cash transactions:
Accrued capital expenditures	$11,767	$17,491	$22,490
Issuance of Archrock common stock pursuant to Merger, net of tax	—	57,421	—
Issuance of Archrock common stock pursuant to Elite Acquisition, net of tax	225,880	—	—

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

Our Financial Statements include Archrock and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

We consolidate the financial statements of the Partnership and reflect its operations in our contract operations segment. We control the Partnership through our ownership of its General Partner. Public ownership of the Partnership’s net assets and earnings prior to the Merger is reflected within noncontrolling interest in our Financial Statements.

Our Financial Statements are prepared in accordance with GAAP and the rules and regulations of the SEC. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected as of the reporting date. Management believes that the estimates and assumptions used are reasonable.

Significant Accounting Policies

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

As a result of our adoption of ASC 606 Revenue on January 1, 2018, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we are entitled to receive in exchange for those goods or services. Sales and usage-based taxes that are collected from the customer are excluded from revenue.

In our contract operations business, natural gas compression service revenue is recognized over time and revenue associated with billable maintenance on our natural gas compression equipment is recognized at a point in time. The timing of revenue recognition is impacted by contractual provisions for service availability guarantees of our compression assets and re-billable costs associated with moving our compression assets to a customer site. Under previous guidance, contract operations revenue was recognized when earned, which generally occurs monthly when the service is provided under our customer contracts.

In our aftermarket services business, maintenance, overhaul and reconfiguration services revenue is recognized over time using output or input methods to measure the progress toward complete satisfaction of the performance obligation and revenue from the sale of OTC parts is recognized at a point in time. Under previous guidance, revenue was recognized on a completed contract basis as products were delivered and title was transferred or services were performed for the customer.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. We believe that the credit risk of our temporary cash investments is minimal because we maintain minimal balances in our cash investment accounts. Trade accounts receivable are due from companies of varying size engaged principally in oil and natural gas activities throughout the U.S. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of the products and services we provide and the terms of our contract operations customer service agreements.

No customer accounted for more than 10% of our trade accounts receivable balance at December 31, 2019. At December 31, 2018, Anadarko and Williams Partners accounted for 13% and 11%, respectively, of our trade accounts receivable balance.

Outstanding accounts receivable are reviewed regularly for non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectibility at each balance sheet date. During the years ended December 31, 2019, 2018 and 2017, we recorded bad debt expense of $2.6 million, $1.7 million and $5.1 million, respectively.

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

Long-Lived Assets

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressors from our active fleet, indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected from the use of the asset and its eventual disposition are less than its carrying amount. Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its fair value. Identifiable intangibles are amortized over the estimated useful life of the asset.

Leases

As a result of our adoption of ASC 842 Leases on January 1, 2019, we recorded an operating lease ROU asset and an operating lease liability on our consolidated balance sheet. Under previous guidance, operating leases were not recorded to the balance sheet. We determine if an arrangement is a lease at inception and determine lease classification and recognize ROU assets and liabilities on the lease commencement date based on the present value of lease payments over the lease term. As the discount rate implicit in the lease is rarely readily determinable, we estimate our incremental borrowing rate using information available at commencement date in determining the present value of the lease payments. The lease term includes options to extend when we are reasonably certain to exercise the option. Short-term leases, those with an initial term of 12 months or less, are not recorded on the balance sheet. Variable costs such as our proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Operating lease expense for lease payments is recognized on a straight-line basis over the term of the lease.

Our facility leases, of which we are the lessee, contain lease and nonlease components for which we have elected to account for as a single lease component, as the nonlease components are not significant to the total consideration of the contract and separating the nonlease component would have no effect on lease classification. As it relates to our contract operations service agreements, in which we are a lessor, the services nonlease component is predominant over the compression package lease component and therefore recognition of these agreements will continue to follow the ASC 606 Revenue guidance. Under previous guidance, no separation of lease and nonlease component is required, for either lessee or lessor.

Goodwill

The goodwill acquired in connection with the Elite Acquisition represents the excess of consideration transferred over the fair value of the assets and liabilities acquired. We review the carrying amount of our goodwill in the fourth quarter of every year, or whenever indicators of potential impairment exist, to determine if the carrying amount of a reporting unit exceeds its fair value, including the applicable goodwill. We perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is impaired. If the fair value is more likely than not impaired, we perform a quantitative impairment test to identify impairment and measure the amount of impairment loss to be recognized, if any.

Our qualitative assessment includes consideration of various events and circumstances and their potential impact to a reporting unit’s fair value, including macroeconomic and industry conditions such as a deterioration in our operating environment and limitations on access to capital and other developments in the equity and credit markets, cost factors that could have a negative effect on earnings and cash flows, relevant entity-specific and reporting unit-specific events and overall financial performance such as declining earnings or cash flows or a sustained decrease in share price.

The quantitative impairment test (i) allocates goodwill and our other assets and liabilities to our reporting units, contract operations and aftermarket services, (ii) calculates the fair value of the reporting units and (iii) determines the impairment loss, if any, as the amount by which the carrying amount of the reporting unit exceeds its fair value (limited to the total amount of goodwill allocated to that reporting unit). All of the goodwill recognized in the Elite Acquisition was allocated to our contract operations reporting unit. The fair value of the contract operations reporting unit is calculated using the expected present value of future cash flows method. Significant estimates are made to determine future cash flows including future revenues, costs and capital requirements and the appropriate risk-adjusted discount rate by which to discount the estimated future cash flows.

Our fourth quarter qualitative assessment determined that it was not more likely than not that the fair value of the contract operations reporting unit was less than its carrying amount as of December 31, 2019, and as such, no quantitative impairment test of our goodwill was warranted.

Internal-Use Software

Certain of our contracts have been deemed to be hosting arrangements that are service contracts, including those related to the cloud migration of our ERP system and cloud services for our new mobile workforce, telematics and inventory management tools. Certain costs incurred for the implementation of a hosting arrangement that is a service contract are capitalized and amortized on a straight-line basis over the term of the respective contract. Capitalized implementation costs are presented in other assets, the same line item in our consolidated balance sheets that a prepayment of the fees for the associated hosting arrangement would be presented. Amortization expense of the capitalized implementation costs is presented in SG&A, the same line item in our consolidated statements of operations as the expense for fees for the associated hosting arrangement. Amortization begins for each component of the hosting arrangement when the component becomes ready for its intended use.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If a valuation allowance was previously recorded and we subsequently determined we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax assets’ valuation allowance, which would reduce the provision for income taxes.

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

Hedging and Use of Derivative Instruments

We use derivative instruments to manage our exposure to fluctuations in the variable interest rate of the Credit Facility and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes. We record interest rate swaps on the balance sheet as either derivative assets or derivative liabilities measured at their fair value. The fair value of our derivatives is based on the income approach (discounted cash flow) using market observable inputs, including LIBOR forward curves. Changes in the fair value of the derivatives designated as cash flow hedges are recognized as a component of other comprehensive income (loss) until the hedged transaction affects earnings. At that time, amounts are reclassified into earnings to interest expense, the same statement of operations line item to which the earnings effect of the hedged item is recorded. To qualify for hedge accounting treatment, we must formally document, designate and assess the effectiveness of the transactions. If the necessary correlation ceases to exist or if the anticipated transaction is no longer probable, we would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swap agreements are recorded in interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

3. Recent Accounting Developments

Accounting Standards Updates Implemented

Goodwill

On October 1, 2019, we prospectively adopted ASU 2017-04, which simplifies the test for goodwill impairment by eliminating Step 2 in the test for goodwill impairment, which required an entity to calculate the implied fair value of goodwill. Under this amendment, an entity should perform its goodwill impairment test on at least an annual basis by comparing the fair value of a reporting unit, including any income tax effects from any tax deductible goodwill, with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.

Leases

ASC 842 Leases establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged. We adopted ASC 842 Leases on January 1, 2019 using the modified retrospective transition method and elected the practical expedient package to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification of any expired or existing leases and (iii) initial direct costs for any existing leases. We did not elect the practical expedient to use hindsight in determining the lease term. Adoption of ASC 842 Leases resulted in recognition of an operating lease ROU asset of $18.6 million and an operating lease liability of $20.0 million in our consolidated balance sheet at January 1, 2019. The difference of $1.4 million related to accrued rent and prepaid lease payments recorded to our consolidated balance sheet as of December 31, 2018. We did not recognize any finance lease ROU assets or liabilities upon adoption of ASC 842 Leases. There was no impact to our consolidated statements of operations, equity or cash flows upon adoption. Comparative information has not been recast and continues to be reported under the accounting standards in effect for those periods.

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

Accounting Standards Updates Not Yet Implemented

Income Taxes

In December 2019, the FASB issued ASU 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to various tax accounting principles and clarifies other existing guidance in order to improve consistency of application. These amendments are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted and requires that an entity early adopt all of the amendments within this update in the same period. We are currently evaluating the impact of ASU 2019-12 on our consolidated financial statements and footnote disclosures.

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13, which amends the required fair value measurements disclosures related to valuation techniques and inputs used, uncertainty in measurement and changes in measurements applied. These amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are to be applied retrospectively to all periods presented upon their effective date. We will adopt ASU 2018-13 effective January 1, 2020. These amendments will impact our disclosures related to our fair value measurements of our idle and previously-culled compressors and borrowings outstanding under our Credit Facility. We currently anticipate that the adoption will have no impact on our consolidated financial statements and are developing the new disclosures required by the new standard for inclusion in our first quarterly filing of 2020.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, which changes the impairment model for financial assets measured at amortized cost and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new current expected credit loss model that will result in earlier recognition of allowance for losses. For public entities that meet the definition of an SEC filer, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. Entities will apply ASU 2016-13 provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We will adopt ASU 2016-13 effective January 1, 2020 and do not currently anticipate that the adoption will have a material impact on our consolidated financial statements.

Our financial assets measured at amortized cost consist primarily of receivables from revenue transactions within the scope of ASC 606 Revenue. We are currently updating our accounting policies, documenting operational procedures and finalizing changes to our systems and internal control structure as necessary to implement the new standard and address the risks associated with estimating current expected credit losses.

4. Business Transactions

Elite Acquisition

On August 1, 2019, we completed the Elite Acquisition whereby we acquired from Elite Compression substantially all of its assets, including a fleet of predominantly large compressors comprising approximately 430,000 horsepower, vehicles, real property and inventory, and certain liabilities for aggregate consideration consisting of $214.0 million in cash and 21.7 million shares of common stock with an acquisition date fair value of $225.9 million. The cash portion of the acquisition was funded with borrowings on the Credit Facility.

The Elite Acquisition was accounted for using the acquisition method, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill. The following table summarizes the purchase price allocation based on the estimated fair values of the acquired assets and liabilities as of the acquisition date (in thousands):

Accounts receivable	$9,007
Inventory	7,987
Other current assets	608
Property, plant and equipment	286,158
Operating lease ROU assets	682
Goodwill	100,598
Intangible assets	40,237
Accounts payable, trade	(2,079)
Accrued liabilities	(2,973)
Operating lease liabilities	(326)
Purchase price	$439,899

Our valuation methodology and significant inputs for fair value measurements are detailed by asset class below. The fair value measurements for property, plant and equipment and intangible assets are based on significant inputs that are not observable in the market and therefore represent Level 3 measurements.

Goodwill

The goodwill resulting from the acquisition is attributable to the expansion of our services in various regions in which we currently operate and was allocated to our contract operations segment. The goodwill is considered to have an indefinite life and will be reviewed annually for impairment or more frequently if indicators of potential impairment exist. All of the goodwill recorded for this acquisition is expected to be deductible for U.S. federal income tax purposes.

Property, Plant and Equipment

The property, plant and equipment is primarily comprised of compression equipment that will be depreciated on a straight-line basis over an estimated average remaining useful life of 15 years. The fair value of the property, plant and equipment was determined using the cost approach, whereby we estimated the replacement cost of the assets by evaluating recent purchases of similar assets or published data, and then adjusted replacement cost for physical deterioration and functional and economic obsolescence, as applicable.

Intangible Assets

The intangible assets consist of customer relationships that have an estimated useful life of 15 years. The amount of intangible assets and their associated useful life were determined based on the period over which the assets are expected to contribute directly or indirectly to our future cash flows. The fair value of the identifiable intangible assets was determined using the multi-period excess earnings method, which is a specific application of the discounted cash flow method, an income approach, whereby we estimated and then discounted the future cash flows of the intangible asset by adjusting overall business revenue for attrition, obsolescence, cost of sales, operating expenses, taxes and the required returns attributable to other contributory assets acquired. Significant estimates made in arriving at expected future cash flows included our expected customer attrition rate and the amount of earnings attributable to the assets. To discount the estimated future cash flows, we utilized a discount rate that was at a premium to our weighted average cost of capital to reflect the less liquid nature of the customer relationships relative to the tangible assets acquired.

Elite Compression Revenue and Earnings

The results of operations attributable to the assets and liabilities acquired in the Elite Acquisition have been included in our consolidated financial statements as part of our contract operations segment since the date of acquisition. Revenue attributable to the assets acquired from the date of acquisition, August 1, 2019, through December 31, 2019 was $33.2 million. We are unable to provide earnings attributable to the assets and liabilities acquired since the date of acquisition as we do not prepare full stand-alone earnings reports for those assets and liabilities.

Unaudited Pro Forma Financial Information

Unaudited pro forma financial information for the years ended December 31, 2019 and 2018 was derived by adjusting our historical financial statements in order to give effect to the assets and liabilities acquired in the Elite Acquisition. The Elite Acquisition is presented in this unaudited pro forma financial information as though the acquisition occurred as of January 1, 2018, and reflects the following:

•	the acquisition of substantially all of Elite Compression’s assets, including a compression fleet of approximately 430,000 horsepower, vehicles, real property and inventory, and certain liabilities;

•	borrowings of $214.0 million under the Credit Facility for cash consideration exchanged in the acquisition; and

•
the exclusion of $7.8 million of financial advisory, legal and other professional fees incurred related to the acquisition and recorded to transaction-related costs in our consolidated statements of operations during the year ended December 31, 2019.

The unaudited pro forma financial information below is presented (in thousands) for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

	Year Ended December 31,
	2019	2018
Revenue	$1,009,763	$977,929
Net income attributable to Archrock stockholders	106,521	24,566

Harvest Sale

On August 1, 2019, we completed an asset sale in which Harvest acquired from us approximately 80,000 active and idle compression horsepower, vehicles and parts inventory for cash consideration of $30.0 million. We recorded a $6.6 million gain on this sale to gain on sale of assets, net in our consolidated statements of operations during the year ended December 31, 2019. The assets were previously reported under our contract operations segment.

5. Discontinued Operations

Spin-off of Exterran Corporation

In 2015 we completed the Spin-off. In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation, which include, but are not limited to, the separation and distribution agreement, the tax matters agreement and the supply agreement. Certain terms of these agreements follow:

•
The separation and distribution agreement specifies our right to promptly receive payments from Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation from PDVSA Gas, S.A., a subsidiary of Petroleos de Venezuela, S.A., in respect of the sale of Exterran Corporation’s and joint ventures’ previously nationalized assets after such amounts are collected by Exterran Corporation. During the years ended December 31, 2018 and 2017, we received $18.7 million and $19.7 million, respectively, from Exterran Corporation pursuant to this term of the separation and distribution agreement. The separation and distribution agreement also specifies our right to receive a $25.0 million cash payment from Exterran Corporation promptly following the occurrence of a qualified capital raise as defined in the Exterran Corporation credit agreement. Such a qualified capital raise occurred in April 2017 and we received a cash payment of $25.0 million later that month.

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

•
The tax matters agreement governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and certain other matters regarding taxes. Subject to the provisions of this agreement Exterran Corporation and we agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of December 31, 2019, we classified $8.5 million of unrecognized tax benefits (including interest and penalties) as noncurrent liabilities associated with discontinued operations since it relates to operations of Exterran Corporation prior to the Spin-off. We have also recorded an offsetting $8.5 million indemnification asset related to this reserve as noncurrent assets associated with discontinued operations.

•
The supply agreement, which expired November 2017, set forth the terms under which Exterran Corporation provided manufactured equipment, including the design, engineering, manufacturing and sale of natural gas compression equipment, on an exclusive basis to us and the Partnership, subject to certain exceptions. During the year ended December 31, 2017, we purchased $150.2 million of newly-manufactured compression equipment from Exterran Corporation.

The following table summarizes the balance sheet for discontinued operations (in thousands):

	December 31,
	2019	2018
Other current assets	$—	$300
Other assets	8,508	7,063
Deferred tax assets (1)	4,393	—
Total assets associated with discontinued operations	$12,901	$7,363

Other current liabilities	$—	$297
Deferred tax liabilities	8,508	7,063
Total liabilities associated with discontinued operations	$8,508	$7,360
——————

(1)
As of December 31, 2018, the $5.6 million net deferred tax asset was fully offset by a valuation allowance. As of December 31, 2019, the $5.6 million valuation allowance was released and the net deferred tax asset decreased by $1.2 million due to current period tax amortization. See Note 20 (“Income Taxes”) for further details.

The following table summarizes the statements of operations for discontinued operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Other (income) loss, net	$(1,473)	$(654)	$154
Provision for (benefit from) income taxes	1,746	654	(100)
Loss from discontinued operations, net of tax	$(273)	$—	$(54)

6. Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2019	2018
Parts and supplies	$66,121	$65,645
Work in progress	8,346	10,688
Inventory	$74,467	$76,333

During the years ended December 31, 2019, 2018 and 2017 we recorded write-downs to inventory of $0.9 million, $1.6 million and $2.4 million, respectively, for inventory considered to be excess, obsolete or carried at an amount in excess of net realizable value.

7. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2019	2018
Compression equipment, facilities and other fleet assets	$3,653,930	$3,323,465
Land and buildings	50,743	47,067
Transportation and shop equipment	116,057	103,766
Computer hardware and software	93,695	92,174
Other	15,308	11,880
Property, plant and equipment	3,929,733	3,578,352
Accumulated depreciation	(1,370,335)	(1,407,314)
Property, plant and equipment, net	$2,559,398	$2,171,038

Depreciation expense was $172.8 million, $158.4 million and $170.8 million during the years ended December 31, 2019, 2018 and 2017, respectively. Assets under construction of $51.0 million and $55.4 million at December 31, 2019 and 2018, respectively, were primarily included in compression equipment.

8. Leases

We have operating leases and subleases for office space, temporary housing, storage and shops. Our leases have remaining lease terms of less than 1 year to 11 years and most include options to extend the lease term, at our discretion, for an additional three to five years. We are not, however, reasonably certain that we will exercise any of the options to extend and as such, they have not been included in the remaining lease terms.

Balance sheet information related to our operating leases was as follows (in thousands):

	Classification	December 31, 2019
ROU assets	Operating lease ROU assets	$17,901

Lease liabilities
Current	Accrued liabilities	$3,037
Noncurrent	Operating lease liabilities	16,094
Total lease liabilities		$19,131

The components of lease cost were as follows (in thousands):

Year Ended December 31, 2019
Operating lease cost	$3,966
Short-term lease cost	348
Variable lease cost	1,607
Total lease cost	$5,921

Cash flow and noncash information related to our operating leases were as follows (in thousands):

Year Ended December 31, 2019
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$5,420
Operating lease ROU assets obtained in exchange for new lease liabilities	2,247

Other supplemental information related to our operating leases was as follows:

December 31, 2019
Weighted average remaining lease term (in years)	8.2
Weighted average discount rate	5.3%

Remaining maturities of lease liabilities governed under ASC 842 Leases as of December 31, 2019 were as follows (in thousands):

2020	$3,651
2021	3,715
2022	2,615
2023	2,310
2024	1,919
Thereafter	9,611
Total lease payments	23,821
Less: Interest	(4,690)
Total lease liabilities under ASC 842 Leases	$19,131

Maturities of lease liabilities governed under ASC 840 Leases as of December 31, 2018 were as follows (in thousands):

2019	$4,317
2020	3,980
2021	3,562
2022	2,433
2023	2,170
Thereafter	11,935
Total lease liabilities under ASC 840 Leases	$28,397

9. Intangible Assets, net

Intangible assets include customer relationships and contracts associated with various business and asset acquisitions. These acquired intangible assets were recorded at fair value determined as of the acquisition date and are being amortized over the period we expect to benefit from the assets. Intangible assets, net consisted of the following (in thousands):

	December 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related (10-25 year life)	$147,244	$(76,176)	$107,008	$(69,678)
Contract-based (5-7 year life)	37,773	(31,370)	64,556	(49,516)
Intangible assets	$185,017	$(107,546)	$171,564	$(119,194)

Amortization expense of these intangible assets totaled $15.3 million, $16.5 million and $17.8 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Estimated future intangible assets amortization expense is as follows (in thousands):

2020	$15,675
2021	11,416
2022	9,078
2023	7,225
2024	6,136
Thereafter	27,941
Total	$77,471

10. Contract Costs

We capitalize incremental costs to obtain a contract with a customer if we expect to recover those costs. Capitalized costs include commissions paid to our sales force to obtain contract operations contracts. We expense commissions paid for sales of service contracts and OTC parts and components within our aftermarket services segment, as the amortization period is less than one year. We had contract costs of $4.8 million and $4.2 million associated with sales commissions recorded in our consolidated balance sheets at December 31, 2019 and 2018, respectively.

We capitalize costs incurred to fulfill a contract if those costs relate directly to a contract, enhance resources that we will use in satisfying performance obligations and if we expect to recover those costs. Capitalized costs incurred to fulfill our customer contracts include freight charges to transport compression assets before transferring services to the customer and mobilization activities associated with our contract operations services. We had contract costs of $38.1 million and $34.8 million associated with freight and mobilization recorded in our consolidated balance sheets at December 31, 2019 and 2018, respectively.

Contract operations costs are amortized based on the transfer of service to which the assets relate, which is estimated to be 38 months based on average contract term, including anticipated renewals. We assess periodically whether the 38-month estimate fairly represents the average contract term and adjust as appropriate. Aftermarket services fulfillment costs are recognized based on the percentage-of-completion method applicable to the customer contract. Contract costs associated with commissions are amortized to SG&A. Contract costs associated with freight and mobilization are amortized to cost of sales (excluding depreciation and amortization). During the years ended December 31, 2019 and 2018, we amortized $2.6 million and $1.5 million, respectively, related to sales commissions and $20.7 million and $13.4 million, respectively, related to freight and mobilization. No impairment losses were recorded related to our capitalized contract costs during the years ended December 31, 2019 and 2018.

11. Hosting Arrangements

In the fourth quarter of 2018 we began a process and technology transformation project that will, among other things, upgrade or replace our existing ERP, supply chain and inventory management systems and expand the remote monitoring capabilities of our compression fleet. Included in this project are hosting arrangements that are service contracts related to the cloud migration of our ERP system and cloud services for our new mobile workforce, telematics and inventory management tools.

Certain costs incurred for the implementation of our hosting arrangements that are service contracts are being capitalized and will be amortized on a straight-line basis over the term of the respective contract. As of December 31, 2019 and 2018, we had $5.5 million and $0.4 million, respectively, of implementation costs related to our hosting arrangements that are service contracts capitalized to other assets in our consolidated balance sheets. Amortization of the capitalized implementation costs will be recorded to SG&A in our consolidated statements of operations and is expected to begin in future periods as the individual components become ready for their intended use.

12. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued salaries and other benefits	$19,300	$24,252
Accrued income and other taxes	11,019	11,820
Accrued interest	16,462	11,999
Derivative liability - current	593	—
Other accrued liabilities	20,471	30,926
Accrued liabilities	$67,845	$78,997

13. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2019	2018
Credit Facility	$513,000	$839,500

2028 Notes	500,000	—
Less: Deferred financing costs, net of amortization	(8,090)	—
	491,910	—

2027 Notes	500,000	—
Less: Deferred financing costs, net of amortization	(7,999)	—
	492,001	—

2022 Notes	350,000	350,000
Less: Debt discount, net of amortization	(2,046)	(2,766)
Less: Deferred financing costs, net of amortization	(2,316)	(3,133)
	345,638	344,101

2021 Notes	—	350,000
Less: Debt discount, net of amortization	—	(1,789)
Less: Deferred financing costs, net of amortization	—	(2,311)
	—	345,900
Long-term debt	$1,842,549	$1,529,501

Credit Facility

The Credit Facility is a $1.25 billion asset-based revolving credit facility that will mature on November 8, 2024, except that if any portion of the 2022 Notes are outstanding as of June 3, 2022, it will instead mature on June 3, 2022.

As of December 31, 2019, there were $13.7 million outstanding letters of credit under the Credit Facility and the applicable margin on borrowings outstanding was 2.5%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 4.3% and 5.4% at December 31, 2019 and 2018, respectively. As a result of the facility’s ratio requirements (see below), $669.7 million of the $723.3 million of undrawn capacity was available for additional borrowings as of December 31, 2019.

Amendment No. 2

On November 8, 2019, we amended the Credit Facility to, among other things:

•
extend the maturity date of the Credit Facility from March 30, 2022 to November 8, 2024 (or June 3, 2022, if any portion of the 2022 Notes remains outstanding at such date), effective as of the execution of Amendment No. 2; and

•	change the applicable margin for borrowings under the Credit Facility to those discussed in “Other Facility Terms” below.

We incurred $6.4 million in transaction costs related to Amendment No. 2, which were included in other assets in our consolidated balance sheet and are being amortized over the term of the Credit Facility.

Amendment No. 1

In February 2018, we amended the Credit Facility to, among other things:

•	increase the maximum Total Debt to EBITDA ratios, as defined in the Credit Facility agreement (see below for the revised ratios), effective as of the execution of Amendment No. 1 in February 2018; and

•	effective upon completion of the Merger in April 2018:

–	increase the aggregate revolving commitment from $1.1 billion to $1.25 billion;

–	increase the amount available for the issuance of letters of credit from $25.0 million to $50.0 million;

–	increase the basket sizes under certain covenants including covenants limiting our ability to make investments, incur debt, make restricted payments, incur liens and make asset dispositions;

–	name Archrock Services, L.P., one of our subsidiaries, as a borrower under the Credit Facility and certain of our other subsidiaries as loan guarantors; and

–	amend the definition of “Borrowing Base” to include certain assets of ours and our subsidiaries.

We incurred $3.3 million in transaction costs related to Amendment No. 1, which were included in other assets in our consolidated balance sheet and are being amortized over the term of the Credit Facility.

Other Facility Terms

Subject to certain conditions, including the approval by the lenders, we are able to increase the aggregate commitments under the Credit Facility by up to an additional $250.0 million. Portions of the Credit Facility up to $50.0 million will be available for the issuance of swing line loans.

The Credit Facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 2.75% and (ii) in the case of base rate loans, from 1.00% to 1.75%. The base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) one-month LIBOR plus 1.00%.

Additionally, we are required to pay commitment fees based on the daily unused amount of the Credit Facility at a rate of 0.375%. We incurred $1.9 million, $2.1 million and $2.1 million in commitment fees on the daily unused amount of our facilities during the years ended December 31, 2019, 2018 and 2017, respectively.

The Credit Facility borrowing base consists of eligible accounts receivable, inventory and compressors, the largest of which is compressors. Borrowings under the Credit Facility are secured by substantially all of our personal property assets and our Significant Domestic Subsidiaries (as defined in the Credit Facility agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Facility agreement).

The Credit Facility agreement contains various covenants including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. The Credit Facility agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. In addition, if as of any date we have cash and cash equivalents (other than proceeds from a debt or equity issuance received in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Credit Facility.

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

A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Facility agreement, could lead to a default under that agreement. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements.

As of December 31, 2019, we were in compliance with all covenants under the Credit Facility agreement.

Formation of the Credit Facility

In March 2017, we incurred $14.9 million in transaction costs related to the formation of the Credit Facility, which were included in other assets in our consolidated balance sheets and are being amortized over the term of the Credit Facility. Concurrent with entering into the Credit Facility, we terminated our Former Credit Facility, and all commitments under the facility, and repaid $648.4 million in borrowings and accrued and unpaid interest and fees outstanding. As a result of the termination, we expensed $0.6 million of unamortized deferred financing costs, which were included in interest expense in our consolidated statements of operations, and recorded a debt extinguishment loss of $0.3 million.

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

We incurred commitment fees on the daily unused amount of the Archrock Credit Facility of $0.2 million in 2018 prior to the facility’s termination and $0.7 million during the year ended December 31, 2017. We were in compliance with all covenants under the Archrock Credit Facility through its closing.

2028 Notes and 2027 Notes

On December 20, 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.25% senior notes due April 2028 and received net proceeds of $491.8 million after deducting issuance costs. The net proceeds were used to repay borrowings outstanding under our Credit Facility.

On March 21, 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.875% senior notes due April 2027 and received net proceeds of $491.2 million after deducting issuance costs. The net proceeds were used to repay borrowings outstanding under our Credit Facility.

Issuance costs of $8.2 million and $8.8 million related to the 2028 Notes and 2027 Notes, respectively, were recorded as deferred financing costs within long-term debt in our consolidated balance sheets and are being amortized to interest expense in our consolidated statements of operations over the terms of the notes.

The 2027 Notes and 2028 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by us and all of our existing subsidiaries, other than Archrock Partners, L.P. and APLP Finance Corp., which are co-issuers of both offerings, and certain of our future subsidiaries. The 2027 Notes and 2028 Notes and the guarantees rank equally in right of payment with all of our and the guarantors’ existing and future senior indebtedness.

The 2027 Notes and 2028 Notes may be redeemed at any time, in whole or in part, at specified redemption prices and make-whole premiums, plus any accrued and unpaid interest.

2022 Notes

In April 2014, we issued $350.0 million aggregate principal amount of 6% senior notes due October 2022. These notes were issued at an original issuance discount of $5.7 million, which is being amortized at an effective interest rate of 6.25% over their term. In February 2015, holders of these notes exchanged their notes for registered notes with the same terms.

We may redeem all or a portion of these notes at redemption prices (expressed as percentages of principal amount) equal to 101.5% for the 12-month period beginning on April 1, 2019 and 100.0% for the 12-month period beginning on April 1, 2020 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date.

The 2022 Notes are guaranteed on a senior unsecured basis by all of the Partnership’s existing subsidiaries (other than Archrock Partners Finance Corp., which is a co-issuer of the 2022 Notes) and certain of the Partnership’s future subsidiaries. The 2022 Notes and the guarantees, respectively, are the Partnership’s and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of the Partnership’s and the guarantors’ other senior obligations and are effectively subordinated to all of the Partnership’s and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 2022 Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. Guarantees by the Partnership’s subsidiaries are full and unconditional, subject to customary release provisions, and constitute joint and several obligations. The Partnership has no assets or operations independent of its subsidiaries and there are no significant restrictions upon its subsidiaries’ ability to distribute funds to the Partnership.

2021 Notes

On April 5, 2019, the 2021 Notes were redeemed at 100% of their $350.0 million aggregate principal amount plus accrued and unpaid interest of $0.2 million with borrowings from the Credit Facility. We recorded a debt extinguishment loss of $3.7 million related to the redemption during the year ended December 31, 2019.

Long-Term Debt Maturity

Contractual maturities of long-term debt over the next five years, excluding interest to be accrued, at December 31, 2019 were as follows (in thousands):

2020	$—
2021	—
2022 (1)	350,000
2023	—
2024	513,000
Long-term debt maturities through 2024 (1)	$863,000

——————

(1)
Includes the full face value of the 2022 Notes and has not been reduced by the aggregate unamortized discount of $2.0 million and the aggregate unamortized deferred financing costs of $2.3 million as of December 31, 2019.

14. Accumulated Other Comprehensive Income (Loss)

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

The following table presents the changes in accumulated other comprehensive income (loss) of our derivative cash flow hedges, net of tax and excluding noncontrolling interest, during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning accumulated other comprehensive income (loss)	$5,773	$1,197	$(1,678)
Gain (loss) recognized in other comprehensive income (loss), net of tax provision (benefit) of $(1,425), $169 and $793, respectively	(5,360)	(659)	1,910
(Gain) loss reclassified from accumulated other comprehensive income (loss) to interest expense, net of tax provision (benefit) of $478, $185 and $(520), respectively (1)	(1,800)	(435)	965
Merger-related adjustments (2)	—	5,670	—
Other comprehensive income (loss) attributable to Archrock stockholders	(7,160)	4,576	2,875
Ending accumulated other comprehensive income (loss)	$(1,387)	$5,773	$1,197
——————

(1)	Included stranded tax effects resulting from the TCJA of $0.3 million reclassified to accumulated deficit during the year ended December 31, 2018.

(2)
Pursuant to the Merger, we reclassified a gain of $5.7 million from noncontrolling interest to accumulated other comprehensive income (loss) related to the fair value of our derivative instruments that was previously attributed to public ownership of the Partnership.

See Note 22 (“Derivatives”) for further details on our interest rate swap derivative instruments.

15. Equity

Elite Acquisition

On August 1, 2019, we completed the Elite Acquisition. A portion of the acquisition’s purchase price was funded through the issuance of 21.7 million shares of common stock with an acquisition date fair value of $225.9 million, which was recorded to common stock and additional paid-in capital in our consolidated statements of equity. See Note 4 (“Business Transactions”) for further details of this acquisition.

Merger Transaction

In April 2018, we completed the Merger and issued 57.6 million shares of our common stock to acquire the 41.2 million common units of the Partnership not owned by us prior to the Merger at a fixed exchange ratio of 1.40 shares of our common stock for each Partnership common unit for total implied consideration of $625.3 million. Additionally, the incentive distribution rights in the Partnership, all of which we owned prior to the Merger, were canceled and ceased to exist. As a result of the Merger, the Partnership’s common units are no longer publicly traded.

As we controlled the Partnership prior to the Merger and continue to control the Partnership after the Merger, we accounted for the change in our ownership interest in the Partnership as an equity transaction in the second quarter of 2018. No gain or loss was recognized in our consolidated statements of operations as a result of the Merger.

Prior to the Merger, public unitholders held a 57% ownership interest in the Partnership and we owned the remaining 43% equity interest. The equity interests in the Partnership that were owned by the public prior to the Merger are reflected in noncontrolling interest in our consolidated statements of equity. The earnings of the Partnership that were attributed to its common units held by the public prior to the Merger are reflected in net income (loss) attributable to the noncontrolling interest in our consolidated statements of operations.

The tax effects of the Merger were reported as adjustments to other assets, noncurrent assets associated with discontinued operations, deferred tax liabilities, additional paid-in capital and other comprehensive income. The change in ownership and tax step up from the consideration given in the Merger caused us to record a $156.0 million deferred tax asset, which resulted in an overall $52.2 million net deferred tax asset. We evaluated the realizability of our resulting net deferred tax asset position by assessing the available positive and negative evidence and concluded, based on the weight of the evidence, that a $50.8 million valuation allowance was required. The $105.2 million net tax impact of the change in deferred tax assets and the valuation allowance was recorded as an offsetting increase to additional paid-in capital.

We incurred $0.5 million, $10.2 million and $0.3 million of transaction costs directly attributable to the Merger during the years ended December 31, 2019, 2018 and 2017 respectively, including financial advisory, legal service and other professional fees, which were recorded to transaction-related costs on our consolidated statements of operations.

Other Transactions Related to the Partnership

In August 2017, the Partnership sold, pursuant to a public underwritten offering, 4.6 million common units, including 0.6 million common units pursuant to an over-allotment option. The Partnership received net proceeds of $60.3 million after deducting underwriting discounts, commissions and offering expenses, which it used to repay borrowings outstanding under the Credit Facility. In connection with this sale and as permitted under its partnership agreement, the Partnership sold 93,163 general partner units to its General Partner for a contribution of $1.3 million to maintain the General Partner’s approximate 2% general partner interest in the Partnership. As a result of this transaction, adjustments were made to noncontrolling interest, accumulated other comprehensive income (loss), deferred tax liabilities and additional paid-in capital to reflect our new ownership percentage in the Partnership.

The following table presents the effects of changes in our ownership interest in the Partnership on the equity attributable to Archrock stockholders during the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Net income attributable to Archrock stockholders	$21,063	$18,953
Increase in Archrock stockholders’ additional paid-in capital for change in ownership of Partnership common units	56,845	17,638
Increase from net income attributable to Archrock stockholders and transfers from noncontrolling interest	$77,908	$36,591

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2019, 2018 and 2017:

	Declared Dividends per Common Share	Dividends Paid (in thousands)
2017
Q1	$0.120	$8,458
Q2	0.120	8,534
Q3	0.120	8,536
Q4	0.120	8,536

2018
Q1	$0.120	$8,532
Q2	0.120	15,486
Q3	0.132	17,114
Q4	0.132	17,156

2019
Q1	$0.132	$17,231
Q2	0.132	17,206
Q3	0.145	22,062
Q4	0.145	22,031

On January 23, 2020, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock, or approximately $22.2 million, that was paid on February 14, 2020 to stockholders of record at the close of business on February 7, 2020.

16. Revenue from Contracts with Customers

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we are entitled to receive in exchange for those goods or services. Sales and usage-based taxes that are collected from the customer are excluded from revenue.

The following table presents our revenue from contracts with customers disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2019	2018
Contract operations (1):
0 - 1,000 horsepower per unit	$259,985	$241,810
1,001 - 1,500 horsepower per unit	316,082	276,775
Over 1,500 horsepower per unit	191,510	149,783
Other (2)	3,962	4,168
Total contract operations (3)	771,539	672,536

Aftermarket services (1):
Services (4)	122,076	142,476
OTC parts and components sales	71,870	89,429
Total aftermarket services (5)	193,946	231,905

Total revenue	$965,485	$904,441
——————

(1)	We operate in two segments: contract operations and aftermarket services. See Note 28 (“Segments”) for further details regarding our segments.

(2)	Primarily relates to fees associated with owned non-compression equipment.

(3)
Includes $7.9 million and $6.6 million for the years ended December 31, 2019 and 2018, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.

(4)	Includes a reversal of $0.9 million of revenue during the year ended December 31, 2019 related to changes in estimates of performance obligations partially satisfied in prior periods.

(5)	All service revenue within aftermarket services is recognized over time. All OTC parts and components sales revenue is recognized at a point in time.

Contract Operations

We provide comprehensive contract operations services, including the personnel, equipment, tools, materials and supplies to meet our customers’ natural gas compression needs.

Natural gas compression services are generally satisfied over time, as the customer simultaneously receives and consumes the benefits provided by these services. Our performance obligation is a series in which the unit of service is one month, as the customer receives substantially the same benefit each month from the services regardless of the type of service activity performed, which may vary. If the transaction price is based on a fixed fee, revenue is recognized monthly on a straight-line basis over the period that we are providing services to the customer. Amounts invoiced to customers for costs associated with moving our compression assets to a customer site are also included in the transaction price and are amortized over the initial contract term. We do not consider the effects of the time value of money, as the expected time between the transfer of services and payment for such services is less than one year.

Variable consideration exists if customers are billed at a lesser standby rate when a unit is not running. We recognize revenue for such variable consideration monthly, as the invoice corresponds directly to the value transferred to the customer based on our performance completed to date. The rate for standby service is lower to reflect the decrease in costs and effort required to provide standby service when a unit is not running.

We also perform billable maintenance service on our natural gas compression equipment at the customer’s request on an as-needed basis. The performance obligation is satisfied and revenue is recognized at the agreed-upon transaction price at the point in time when service is complete and the customer has accepted the work performed and can obtain the remaining benefits of the service that the unit will provide.

As of December 31, 2019, we had $469.6 million of remaining performance obligations related to our contract operations segment. The remaining performance obligations will be recognized through 2024 as follows (in thousands):

	2020	2021	2022	2023	2024	Total
Remaining performance obligations	$288,204	$131,816	$43,808	$4,941	$813	$469,582

Aftermarket Services

We sell OTC parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

For sales of OTC parts and components, the performance obligation is generally satisfied at the point in time when delivery takes place and the customer obtains control of the part or component. The transaction price is the fixed sales price for the part stated in the contract. Revenue is recognized upon delivery, as we have a present right to payment and the customer has legal title.

For our service activities, the performance obligation is satisfied over time, as the work performed enhances the customer-controlled asset and another entity would not have to substantially re-perform the work we completed if they were to fulfill the remaining performance obligation. The transaction price may be a fixed monthly service fee, a fixed quoted fee or entirely variable, calculated on a time and materials basis.

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

We believe these fee-based and cost-based inputs fairly depict our efforts to provide aftermarket services and the amount of revenue recognized is representative of the transfer of service and value that the customer will have received as of the reporting date. As of December 31, 2019 we do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services, as there are no contracts with customers with an original contract term that is greater than one year.

Contract Assets and Liabilities

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

As of December 31, 2019 and 2018, our receivables from contracts with customers, net of allowance for doubtful accounts, were $139.4 million and $142.1 million, respectively.

Freight billings to customers for the transport of compression assets, customer-specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. As of December 31, 2019 and 2018, our contract liabilities were $11.4 million and $17.1 million, respectively, which were included in deferred revenue and other liabilities in our consolidated balance sheets. The decrease in the contract liability balance during the year ended December 31, 2019 was due to the deferral of $36.6 million, partially offset by $42.3 million recognized as revenue during the period, each primarily related to freight billings and aftermarket services.

17. Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressors from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

We periodically review the future deployment of our idle compression assets for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on these reviews, we determine that certain idle compressors should be retired from the active fleet. The retirement of these units from the active fleet triggers a review of these assets for impairment and as a result of our review, we may record an asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit is estimated based on the expected net sale proceeds compared to other fleet units we recently sold, a review of other units recently offered for sale by third parties or the estimated component value of the equipment we plan to use.

In connection with our review of our idle compression assets, we evaluate for impairment idle units that were culled from our fleet in prior years and are available for sale. Based on that review, we may reduce the expected proceeds from disposition and record additional impairment to reduce the book value of each unit to its estimated fair value.

The following table presents the results of our impairment review as recorded to our contract operations segment (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Idle compressors retired from the active fleet	975	310	325
Horsepower of idle compressors retired from the active fleet	170,000	115,000	100,000
Impairment recorded on idle compressors retired from the active fleet	$44,663	$28,127	$26,287

In addition to the impairment discussed above, $2.9 million of property, plant and equipment was impaired during the year ended December 31, 2017 as the result of physical asset observations and other events that indicated the carrying values of the assets, which were comprised of approximately 7,000 horsepower of idle compressors, were not recoverable and $0.8 million of leasehold improvements and furniture and fixtures that were impaired in connection with the relocation of our corporate office. See Note 19 (“Corporate Office Relocation”) for further details.

18. Restructuring and Other Charges

As discussed in Note 5 (“Discontinued Operations”), we completed the Spin-off in 2015. During the year ended December 31, 2017, we incurred $1.4 million of costs for retention benefits associated with the Spin-off that were directly attributable to Archrock. The restructuring charges associated with the Spin-off are not directly attributable to our reportable segments because they primarily represent costs incurred within the corporate function. No such costs were incurred subsequent to December 31, 2017.

The following table summarizes the changes to our accrued liability balance related to restructuring and other charges for the year ended December 31, 2017 (in thousands):

Balance at January 1, 2017	$712
Additions for costs expensed	1,386
Less: non-cash expense(1)	(997)
Reductions for payments	(1,101)
Balance at December 31, 2017	$—

——————

(1)	Included non-cash retention benefits associated with the Spin-off to be settled in Archrock stock.

19. Corporate Office Relocation

During the year ended December 31, 2017, we recorded $2.1 million in charges associated with the relocation of our corporate headquarters during the third quarter of 2017. These charges were reflected in SG&A and included accelerated expense associated with the contractual lease payments of our former corporate office, which were made through the end of the lease term in the first quarter of 2018, and relocation costs to move our corporate office. Additionally, leasehold improvements and furniture and fixtures were impaired in the third quarter of 2017 and are reflected in long-lived asset impairment in our consolidated statements of operations (see Note 17 (“Long-Lived Asset Impairment”)). No costs were incurred as a result of the relocation subsequent to September 30, 2017.

The following table summarizes the changes to our accrued liability balance related to our corporate office relocation (in thousands):

Year Ended December 31, 2018
Beginning balance	$583
Reductions for payments	(583)
Ending balance	$—

The following table summarizes our corporate office relocation costs by category (in thousands):

Year Ended December 31, 2017
Remaining lease costs	$1,258
Impairment of leasehold improvements and furniture and fixtures	795
Relocation costs	60
Total corporate relocation costs	$2,113

20. Income Taxes

Current and Deferred Tax Provision

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current tax provision (benefit):
U.S. federal	$75	$—	$(1,495)
State	377	912	172
Total current	$452	$912	$(1,323)

Deferred tax provision (benefit):
U.S. federal	$(35,597)	$6,197	$(67,443)
State	(4,000)	(959)	7,683
Total deferred	$(39,597)	$5,238	$(59,760)

Provision for (benefit from) income taxes	$(39,145)	$6,150	$(61,083)

The provision for (benefit from) income taxes for the years ended December 31, 2019, 2018 and 2017 resulted in effective tax rates on continuing operations of (67.0)%, 17.4% and 143.3%, respectively. The following table reconciles these effective tax rates to the U.S. statutory rate of 21%, the rate in effect during 2019 and 2018, and 35%, the rate in effect during 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Income taxes at U.S. federal statutory rate	$12,276	$7,415	$(14,917)
Net state income taxes (1)	1,172	1,570	(4,693)
Tax credits	(1,295)	(244)	—
Tax Cuts and Jobs Act (2)	—	—	(53,442)
Noncontrolling interest	—	(1,793)	(1,091)
Unrecognized tax benefits (3)(4)	(1,958)	(1,443)	9,566
Valuation allowances and write off of tax attributes (5)	(50,219)	(58)	247
Indemnification revenue / expense	42	(44)	692
Executive compensation limitation	1,102	977	2,433
Stock	66	(455)	(858)
Other	(331)	225	980
Provision for (benefit from) income taxes	$(39,145)	$6,150	$(61,083)
——————

(1)	Includes a deferred state release, net of federal benefit, of $3.7 million due to the remeasurement of our uncertain tax benefits in 2017.

(2)	See “Tax Cuts and Jobs Act” below for further details.

(3)	Reflects a decrease in our uncertain tax benefit, net of federal benefit, due to settlements of tax audits and expiration of statute of limitations in 2019 and 2018.

(4)	Reflects an increase in our uncertain tax benefit, net of federal benefit, due to appellate court decisions in 2017 which required us to remeasure certain of our uncertain tax positions.

(5)	See “Tax Attributes and Valuation Allowances” below for further details.

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

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$116,378	$82,259
Accrued liabilities	3,486	5,726
Other	12,479	9,407
	132,343	97,392
Valuation allowances (1)	(822)	(45,439)
Total deferred tax assets	$131,521	$51,953

Deferred tax liabilities:
Property, plant and equipment	$(6,440)	$(10,763)
Basis difference in the Partnership	(81,645)	(35,604)
Other	(8,083)	(4,172)
Total deferred tax liabilities	(96,168)	(50,539)
Net deferred tax asset (2)	$35,353	$1,414
——————

(1)	See “Tax Attributes and Valuation Allowances” below for further details.

(2)
The 2019 and 2018 net deferred tax asset are reflected in our consolidated balance sheets as deferred tax assets of $36.6 million and $4.3 million, respectively, and deferred tax liabilities of $1.3 million and $2.8 million, respectively.

Both the 2019 and 2018 balances are based on a U.S. federal tax rate of 21%.

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

We record valuation allowances when it is more likely than not that some portion or all of our deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions in the future. If we do not meet our expectations with respect to taxable income, we may not realize the full benefit from our deferred tax assets, which would require us to record a valuation allowance in our tax provision in future years. As of each reporting date, we consider new evidence to evaluate the realizability of our net deferred tax asset position by assessing the available positive and negative evidence. Changes to the valuation allowance are reflected in the statement of operations.

In 2018, the change in ownership and tax step up from the consideration given in the Merger caused us to record a $156.0 million deferred tax asset, which resulted in an overall $52.2 million net deferred tax asset, of which $46.6 million and $5.6 million related to continuing operations and discontinued operations, respectively. As of December 31, 2018, we had incurred a three-year cumulative book loss, which outweighed the positive evidence of projected future taxable income. Based on the weight of the evidence, we concluded that a $50.8 million valuation allowance was required, of which $45.2 million and $5.6 million were recorded to continuing operations and discontinued operations, respectively. The tax impact from the Merger was accounted for as an equity transaction; therefore, the valuation allowance was recorded as a decrease to additional paid-in capital.

As of December 31, 2019, we achieved a three-year cumulative book income, and together with other positive and negative evidence, we concluded that there is sufficient positive evidence of projected future taxable income to release the $50.8 million valuation allowance previously required for our overall net deferred tax asset position. This release was offset by a $0.6 million increase in the valuation allowance on our state NOL deferred tax asset. The overall impact of the change in the valuation allowance was recorded as a $50.2 million benefit from income taxes in our consolidated statements of operations and a $50.2 million increase in deferred tax assets in our consolidated balance sheets, of which $44.6 million and $5.6 million were recorded to continuing operations and discontinued operations, respectively.

At December 31, 2019, we had U.S. federal and state NOL carryforwards of $506.7 million and $202.1 million, respectively, included in our NOL deferred tax asset that are available to offset future taxable income. If not used, the federal and state NOL carryforwards will begin to expire in 2025 and 2020, respectively, though $267.4 million of the U.S. federal and $54.3 million of the state NOL carryforwards have no expiration date. In connection with the state NOL deferred tax asset, we recorded a valuation allowance of $0.8 million and $0.2 million as of December 31, 2019 and 2018, respectively.

At December 31, 2019, we had U.S. federal tax credit carryforwards of $1.5 million. If not used, the federal tax credit carryforwards will begin to expire in 2037.

Unrecognized Tax Benefits

A reconciliation of the unrecognized tax benefit (including discontinued operations) activity is shown below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$19,560	$21,400	$9,665
Additions based on tax positions related to current year	2,227	1,893	2,002
Additions based on tax positions related to prior years(1)	2,047	450	9,887
Reductions based on settlement refunds from government authorities	(4,414)	(3,461)	(154)
Reductions based on tax positions related to prior years	(51)	(20)	—
Reductions based on lapse of statute of limitations	(916)	(702)	—
Ending balance	$18,453	$19,560	$21,400

——————

(1)	Appellate court decisions during the year ended December 31, 2017 required us to remeasure certain of our uncertain tax positions and increase our unrecognized tax benefit for these positions in 2017.

We had $18.5 million, $19.6 million and $21.4 million of unrecognized tax benefits at December 31, 2019, 2018 and 2017, respectively, of which $3.2 million, $6.9 million and $8.0 million, respectively, would affect the effective tax rate if recognized and $8.3 million, $6.9 million and $6.4 million, respectively, would be reflected in income from discontinued operations, net of tax if recognized.

We recorded $2.1 million, $2.2 million and $1.6 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions (including discontinued operations) in our consolidated balance sheets as of December 31, 2019, 2018 and 2017, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense. During the year ended December 31, 2019, we recorded a $0.1 million release of potential interest expense and penalties, and during the years ended December 31, 2018 and 2017, we recorded $0.7 million and $1.4 million, respectively, of potential interest expense and penalties in our consolidated statements of operations.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of December 31, 2019 and 2018, we recorded an indemnification asset (including penalties and interest) of $8.5 million and $7.1 million, respectively, related to unrecognized tax benefits in our consolidated balance sheets.

We and our subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in numerous state jurisdictions. U.S. federal income tax returns are generally subject to examination for up to three years after filing the returns. Due to our NOL carryforwards, our U.S. federal income tax returns can be examined back to the inception of our NOL carryforwards; therefore, expanding our examination period beyond 20 years. During the second quarter of 2017, the IRS commenced an examination of our U.S. federal income tax return for the 2014 tax year. During the third quarter of 2018, the IRS expanded the audit to include the 2015 tax year. Due to this audit being related to tax periods that commenced prior to the Spin-off, Exterran Corporation is also involved in this audit. We do not expect any tax adjustments from this audit to have a material impact on our consolidated financial position or consolidated results of operations.

State income tax returns are generally subject to examination for a period of three to five years after filing the returns. However, the state impact of any U.S. federal audit adjustments and amendments remains subject to examination by various states for up to one year after formal notification to the states. We are currently involved in several state audits. During the years ended December 31, 2019 and 2018, we settled certain state audits, which resulted in refunds of $2.4 million and $1.7 million, respectively, and reductions in previously-accrued uncertain tax benefits of $4.4 million and $3.5 million, respectively. As of December 31, 2019, we did not have any state audits underway that we believe would have a material impact on our consolidated financial position or consolidated results of operations.

As of December 31, 2019, we believe it is reasonably possible that $2.6 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to December 31, 2020 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities, which could materially differ from this estimate.

Tax Cuts and Jobs Act

In December 2017, the TCJA was enacted and significantly reformed the Code. The TCJA included a number of U.S. tax law changes that impact us, most notably the reduction in the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017.

In connection with our analysis of the TCJA, we remeasured our deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future. At December 31, 2017, we recorded a $53.4 million tax benefit to our provision for income taxes in our consolidated statements of operations, which consisted of a $57.7 million tax benefit due to reducing our continuing operations net deferred tax liability, a $4.6 million tax detriment due to reducing our discontinued operations deferred tax asset and a $0.3 million tax benefit due to reducing our other comprehensive income net deferred tax liability. Future guidance and additional information and interpretations with respect to the TCJA could impact our tax provision in future years.

21. Earnings per Share

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

The following table summarizes net income attributable to Archrock common stockholders used in the calculation of basic and diluted net income per common share (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income from continuing operations attributable to Archrock stockholders	$97,603	$21,063	$19,007
Loss from discontinued operations, net of tax	(273)	—	(54)
Net income attributable to Archrock stockholders	97,330	21,063	18,953
Less: Net income attributable to participating securities	(1,348)	(815)	(681)
Net income attributable to Archrock common stockholders	$95,982	$20,248	$18,272

The following table shows the potential shares of common stock that were included in computing diluted net income attributable to Archrock common stockholders per common share (in thousands):

	Year Ended December 31,
	2019	2018	2017
Weighted average common shares outstanding including participating securities	139,317	110,843	70,860
Less: Weighted average participating securities outstanding	(1,825)	(1,538)	(1,308)
Weighted average common shares outstanding used in basic net income per common share	137,492	109,305	69,552
Net dilutive potential common shares issuable:
On exercise of options and vesting of performance-based restricted stock units	34	111	112
On settlement of employee stock purchase plan shares	2	5	—
Weighted average common shares outstanding used in diluted net income per common share	137,528	109,421	69,664

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income attributable to Archrock common stockholders per common share as their inclusion would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2019	2018	2017
On exercise of options where exercise price is greater than average market value for the period	154	195	268

22. Derivatives

We are exposed to market risks associated with changes in the variable interest rate of the Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes.

The following interest rate swaps, entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates, were outstanding at December 31, 2019 (in millions):

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

We expect the hedging relationship to be highly effective as the interest rate swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate. We perform quarterly qualitative prospective and retrospective hedge effectiveness assessments unless facts and circumstances related to the hedging relationships change such that we can no longer assert qualitatively that the cash flow hedge relationships were and continue to be highly effective. We estimate that $0.6 million of the deferred pre-tax loss attributable to interest rate swaps included in accumulated other comprehensive income (loss) at December 31, 2019 will be reclassified into earnings as interest expense at then-current values during the next 12 months as the underlying hedged transactions occur.

As of December 31, 2019, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%.

In August 2017, we amended the terms of $300.0 million of our interest rate swap agreements to adjust the fixed interest rate and extend the maturity dates to March 2022. These amendments effectively created new derivative contracts and terminated the old derivative contracts. As a result, as of the amendment date, we discontinued the original cash flow hedge relationships on a prospective basis and designated the amended interest rate swaps under new cash flow hedge relationships based on the amended terms. The fair value of the interest rate swaps immediately prior to the execution of the amendments was a liability of $0.7 million. The associated amount in accumulated other comprehensive income (loss) was amortized into interest expense over the original terms of the interest rate swaps through May 2018.

The following table presents the effect of our derivative instruments designated as cash flow hedging instruments on our consolidated balance sheets (in thousands):

	December 31,
	2019	2018
Other current assets	$12	$3,185
Other assets	—	4,122
Total derivative assets	$12	$7,307

Accrued liabilities	$(593)	$—
Other liabilities	(1,175)	—
Total derivative liabilities	$(1,768)	$—

The following tables present the effect of our derivative instruments designated as cash flow hedging instruments on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Pre-tax gain (loss) recognized in other comprehensive income (loss)	$(6,785)	$3,512	$5,553
Pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	2,278	617	(3,209)

Year Ended December 31, 2019
Total amount of interest expense in which the effects of cash flow hedges are recorded	$104,681
Pre-tax gain reclassified from accumulated other comprehensive income into interest expense	2,278

See Note 2 (“Basis of Presentation and Significant Accounting Policies”), Note 14 (“Accumulated Other Comprehensive Income (Loss)”) and Note 23 (“Fair Value Measurements”) for further details on our derivative instruments.

23. Fair Value Measurements

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

	December 31,
	2019	2018
Derivative asset	$12	$7,307
Derivative liability	(1,768)	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the years ended December 31, 2019 and 2018, we recorded non-recurring fair value measurements related to our idle and previously-culled compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our impaired compressors was $5.9 million and $2.3 million at December 31, 2019 and 2018, respectively. See Note 17 (“Long-Lived Asset Impairment”) for further details.

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

The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets and is considered a Level 2 measurement. The following table presents the carrying amount and fair value of our fixed rate debt (in thousands):

	December 31,
	2019	2018
Carrying amount of fixed rate debt (1)	$1,329,549	$690,001
Fair value of fixed rate debt	1,400,000	674,000
——————

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 13 (“Long-Term Debt”).

24. Stock-Based Compensation

We recognize stock-based compensation expense related to stock options, restricted stock units, performance units, phantom units and the employee stock purchase plan. We account for forfeitures as they occur.

Stock-based compensation expense consisted of the following during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Equity awards	$8,105	$7,388	$8,460
Liability awards	2,336	1,096	1,580
Total stock-based compensation expense	$10,441	$8,484	$10,040

Stock Incentive Plan

In April 2013, we adopted the 2013 Plan to provide for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, other stock-based awards and dividend equivalent rights to employees, directors and consultants of Archrock. The 2013 Plan is administered by the compensation committee of our Board of Directors. Under the 2013 Plan, the maximum number of shares of common stock available for issuance pursuant to awards is 10,100,000. An additional 2,832,994 shares were registered for issuance under the 2013 Plan pursuant to the terms of the Merger. Each option and stock appreciation right granted counts as one share against the aggregate share limit, and any share subject to a stock-settled award other than a stock option, stock appreciation right or other award for which the recipient pays intrinsic value counts as 1.75 shares against the aggregate share limit. Shares subject to awards granted under the 2013 Plan that are subsequently canceled, terminated, settled in cash or forfeited (excluding shares withheld to satisfy tax withholding obligations or to pay the exercise price of an option) are, to the extent of such cancellation, termination, settlement or forfeiture, available for future grant under the 2013 Plan. Cash-settled awards are not counted against the aggregate share limit. No additional grants have been or may be made under the 2007 Plan following the adoption of the 2013 Plan. Previous grants made under the 2007 Plan continue to be governed by that plan and the applicable award agreements.

The 2013 Plan allows us to withhold shares upon vesting of restricted stock at the then-current market price to cover taxes required to be withheld on the vesting date. We withheld 212,080 shares from participants valued at $2.0 million during the year ended December 31, 2019 to cover tax withholding.

The compensation committee of our Board of Directors generally establishes its schedule for making annual long-term incentive awards, consisting of a combination of restricted shares and performance units vesting over multiple years, to our named executive officers several months in advance and does not make such awards based on knowledge of material nonpublic information. Although the compensation committee of our Board of Directors has historically granted awards on a regular, predictable cycle, such awards may be granted at other times during the year, as determined in the sole discretion of the compensation committee.

Stock Options

Stock options are granted at fair market value at the grant date, are exercisable according to the vesting schedule established by the compensation committee of our Board of Directors in its sole discretion and expire no later than seven years after the grant date. Stock options generally vest one-third per year on each of the first three anniversaries of the grant date, subject to continued service through the applicable vesting date. During the years ended December 31, 2019, 2018, and 2017, we did not grant any stock options, and there was no stock option activity during the year ended December 31, 2019:

	Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding and exercisable, January 1, 2019	154	$19.40
Options outstanding and exercisable, December 31, 2019	154	19.40	0.6	$—

Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the years ended December 31, 2018 and 2017 was $0.8 million and $0.3 million, respectively. There were no stock options exercised during the year ended December 31, 2019. Stock options outstanding at December 31, 2019 expire in March 2020 and March 2021.

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

We also grant performance-based restricted stock units, which in addition to service conditions, have a market-based condition, which determines the number of restricted stock units and dividend equivalents earned. The market condition is based on our total shareholder return ranked against that of a predetermined peer group over a three-year performance period. The awards vest in their entirety on a date specified in the award agreement in the year following the conclusion of the performance period. The fair value of the performance-based restricted stock units, incorporating the market condition, is estimated on the grant date using a Monte Carlo simulation model. Expected volatilities for us and each peer company utilized in the model are estimated using a historical period consistent with the awards’ remaining performance period as of the grant date. The risk-free interest rate is based on the yield on U.S. Treasury Separate Trading of Registered Interest and Principal Securities for a term consistent with the remaining performance period. The dividend yield used is 0.0% to approximate accumulation of earnings.

The following table presents the inputs used and the grant date fair value calculated in the Monte Carlo simulation model for the performance-based restricted stock units awarded during the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
Remaining performance period as of grant date (in years)	2.9	2.8
Risk-free interest rate used	2.6%	2.4%
Grant-date fair value	$12.91	$13.46

The following table presents restricted stock, restricted stock unit, performance-based restricted stock unit, cash-settled restricted stock unit and cash-settled performance unit activity during the year ended December 31, 2019:

	Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
Non-vested awards, January 1, 2019	1,728	$9.68
Granted (1)	1,404	10.01
Vested (2)	(957)	8.85
Canceled	(153)	10.33
Non-vested awards, December 31, 2019 (3)(4)	2,022	10.25
——————

(1)	The weighted average grant date fair value of shares granted during the years ended December 31, 2019, 2018 and 2017 was $10.01, $9.66 and $12.95, respectively.

(2)	The total fair value of all awards vested during the years ended December 31, 2019, 2018 and 2017 was $9.0 million, $8.2 million and $10.8 million, respectively.

(3)
Non-vested awards as of December 31, 2019 were comprised of 376,000 cash-settled restricted stock units and cash-settled performance units and 1,646,000 restricted stock, stock-settled restricted stock units and stock-settled performance-based restricted stock units.

(4)
During the year ended December 31, 2019, the settlement terms of 99,631 performance units, with grant dates in 2018 and 2019, were modified from settlement in stock to cash. The change in award settlement from stock to cash was the only modification to these awards; the vesting, forfeiture and all other terms and conditions were unchanged. The modification resulted in a $0.2 million reclassification from additional paid-in capital to other current liabilities in our consolidated balance sheets and had an immaterial impact on our consolidated statements of operations.

As of December 31, 2019, we expect $13.7 million of unrecognized compensation cost related to unvested restricted stock, stock-settled restricted stock units, performance units, cash-settled restricted stock units and cash-settled performance units to be recognized over the weighted-average period of 1.8 years. Cash paid upon vesting of cash-settled restricted stock units during the years ended December 31, 2019, 2018 and 2017 was $1.3 million, $1.1 million and $1.8 million, respectively.

Employee Stock Purchase Plan

Adopted in 2017, our ESPP provides employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. Each quarter, eligible employees may elect to withhold a portion of their salary up to the lesser of $25,000 per year or 10% of their eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as defined by the plan. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. The maximum number of shares of common stock available for purchase under the ESPP is 1,000,000. As of December 31, 2019, 783,270 shares remained available for purchase under the ESPP. Our ESPP is compensatory and, as a result, we record an expense in our consolidated statements of operations related to the ESPP. The purchase discount under the ESPP is 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.

Directors’ Stock and Deferral Plan

Adopted in 2007, the Archrock, Inc. Directors’ Stock and Deferral Plan provides non-employee members of the Board of Directors with an opportunity to elect to receive our common stock as payment for a portion or all of their retainer. The number of shares paid each quarter is determined by dividing the dollar amount of fees elected to be paid in common stock by the closing sales price per share of the common stock on the last day of the quarter. In addition, directors who elect to receive a portion or all of their fees in the form of common stock may also elect to defer, until a later date, the receipt of a portion or all of their fees to be received in common stock. We have reserved 100,000 shares under the Directors’ Stock and Deferral Plan and, as of December 31, 2019, 48,022 shares remained available to be issued under the plan.

Partnership Long-Term Incentive Plans

Pursuant to the Merger, all outstanding phantom units previously granted under the 2017 and 2006 Partnership LTIP were converted into comparable awards based on Archrock’s common shares. As such, all outstanding phantom units were converted, effective as of the closing of the Merger, into Archrock restricted stock units. See Note 15 (“Equity”) for further details of the Merger. Each Archrock restricted stock unit is subject to the same vesting, forfeiture and other terms and conditions applicable to the converted Partnership phantom units. There was no additional compensation cost to record as the conversion of awards did not result in incremental fair value.

Prior to the Merger, in April 2017, the Partnership adopted the 2017 Partnership LTIP to provide for the benefit of employees, directors and consultants of the Partnership, us and our respective affiliates. The 2017 Partnership LTIP provided for the issuance of unit options, unit appreciation rights, restricted units, phantom units, performance awards, bonus awards, distribution equivalent rights, cash awards and other unit-based awards. Previous grants made under the 2006 Partnership LTIP continued to be governed by that plan and the applicable award agreements. We recognized compensation expense over the vesting period equal to the fair value of the Partnership’s common units at the grant date. Phantom units granted under the 2017 and 2006 LTIP may have included nonforfeitable tandem distribution equivalent rights to receive cash distributions on unvested phantom units in the quarter in which distributions were paid on common units. Phantom units generally vested one-third per year on dates specified in the applicable award agreements subject to continued service through the applicable vesting date. During the year ended December 31, 2018, 53,091 phantom units vested with a weighted average grant date fair value per unit of $11.24.

25. Retirement Benefit Plan

Our 401(k) retirement plan provides for optional employee contributions up to the applicable Internal Revenue Service annual limit and discretionary employer matching contributions. Through June 2017 we made discretionary matching contributions to each participant’s account at a rate of (i) 100% of each participant’s first 1% of contributions plus (ii) 50% of each participant’s contributions up to the next 5% of eligible compensation. Beginning July 2017, we make discretionary matching contributions to each participant’s account at a rate of 100% of each participant’s contributions up to 5% of eligible compensation. We recorded matching contributions of $6.8 million, $6.5 million and $4.8 million during the years ended December 31, 2019, 2018 and 2017, respectively.

26. Commitments and Contingencies

Performance Bonds

In the normal course of business we have issued performance bonds to various state authorities that ensure payment of certain obligations. We have also issued a bond to protect our 401(k) retirement plan against losses caused by acts of fraud or dishonesty. The bonds have expiration dates in 2020 through the fourth quarter of 2022 and maximum potential future payments of $2.3 million. As of December 31, 2019, we were in compliance with all obligations to which the performance bonds pertain.

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of December 31, 2019 and 2018, we accrued $2.5 million and $4.5 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. The tax contingencies mentioned above relate to tax matters for which we are responsible in managing the audit. As of December 31, 2019 and 2018, we recorded an indemnification liability (including penalties and interest), in addition to the tax contingency above, of $2.8 million and $2.6 million, respectively, for our share of non-income based tax contingencies related to audits being managed by Exterran Corporation.

During the fourth quarter of 2018, we settled certain sales and use tax audits, for which we recorded an $11.3 million net benefit in our consolidated statement of operations. This net benefit was reflected as a decrease of $1.8 million, $8.9 million and $0.1 million to cost of sales (excluding depreciation and amortization), SG&A and interest expense, respectively, and an increase to other income, net of $0.5 million. These settlements were reflected in our consolidated balance sheets as a $15.3 million tax refund receivable offset by $4.0 million in accrued liabilities at December 31, 2018. We received the cash refund for this settlement in the first quarter of 2019.

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

Additionally, we are substantially self-insured for workers’ compensation and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to the deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We are also self-insured for property damage to our offshore assets.

Litigation and Claims

In the ordinary course of business, we are involved in various pending or threatened legal actions. While we are unable to predict the ultimate outcome of these actions, we believe that any ultimate liability arising from any of these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to pay dividends. However, because of the inherent uncertainty of litigation and arbitration proceedings, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to pay dividends.

The SEC conducted an investigation in connection with certain previously disclosed errors and irregularities at one of our former international operations. The SEC’s investigation related to the circumstances that gave rise to the restatement of prior period consolidated and combined financial statements. On April 8, 2019, we received notice that the investigation had concluded with no enforcement action.

27. Related Party Transactions

In connection with the closing of the Elite Acquisition, we issued 21.7 million shares of our common stock to JDH Capital, an affiliate of our customer Hilcorp. As long as JDH Capital, together with affiliates of Hilcorp, owns at least 7.5% of our outstanding common stock, it will have the right to designate one director to our Board of Directors. On August 1, 2019, Jeffery D. Hildebrand, founder and executive chairman of Hilcorp, was elected to our Board of Directors. Mr. Hildebrand receives no compensation for his role as a director. As of December 31, 2019, JDH Capital owned 14.3% of our outstanding common stock.

Revenue from Hilcorp and affiliates was $31.4 million, $12.0 million and $6.7 million during the years ended December 31, 2019, 2018 and 2017, respectively. Accounts receivable, net due from Hilcorp and affiliates were $5.1 million and $3.6 million as of December 31, 2019 and 2018, respectively.

28. Segments

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

During the years ended December 31, 2019, 2018 and 2017, Williams Partners accounted for 8%, 11% and 13%, respectively, of our contract operations and aftermarket services revenue. No other customer accounted for 10% or more of our revenue during these years.

The following table presents revenue, gross margin and capital expenditures by segment during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Contract Operations	Aftermarket Services	Segments Total	Other (1)	Total (2)
2019:
Revenue	$771,539	$193,946	$965,485	$—	$965,485
Gross margin	474,279	34,968	509,247	—	509,247
Capital expenditures	374,650	8,714	383,364	1,834	385,198

2018:
Revenue	$672,536	$231,905	$904,441	$—	$904,441
Gross margin	399,523	40,551	440,074	—	440,074
Capital expenditures	307,048	6,111	313,159	5,943	319,102

2017:
Revenue	$610,921	$183,734	$794,655	$—	$794,655
Gross margin	347,916	27,817	375,733	—	375,733
Capital expenditures	211,651	3,429	215,080	6,613	221,693
——————

(1)	Includes corporate-related items.

(2)	Excludes capital expenditures and the operating results of discontinued operations.

The following table presents assets by segment reconciled to total assets per the consolidated balance sheets (in thousands):

	December 31,
	2019	2018
Contract operations	$2,915,724	$2,383,381
Aftermarket services	67,832	79,383
Assets from segments	2,983,556	2,462,764
Other assets (1)	113,518	82,388
Assets associated with discontinued operations	12,901	7,363
Total assets	$3,109,975	$2,552,515

——————

(1)	Includes corporate-related items.

The following table reconciles total gross margin to income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2019	2018	2017
Total gross margin	$509,247	$440,074	$375,733
Less:
Selling, general and administrative	117,727	101,563	111,483
Depreciation and amortization	188,084	174,946	188,563
Long-lived asset impairment	44,663	28,127	29,142
Restatement and other charges	445	19	4,370
Restructuring and other charges	—	—	1,386
Interest expense	104,681	93,328	88,760
Debt extinguishment loss	3,653	2,450	291
Transaction-related costs	8,213	10,162	275
Gain on sale of assets, net	(16,016)	(5,674)	(5,675)
Other income, net	(661)	(157)	(243)
Income (loss) before income taxes	$58,458	$35,310	$(42,619)

29. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is presented below in thousands, except per share amounts:

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenue	$236,159	$238,390	$244,949	$245,987
Gross profit (1)	76,171	77,454	81,481	64,963
Long-lived asset impairment	3,092	8,632	7,097	25,842
Debt extinguishment loss	—	3,653	—	—
Transaction-related costs	180	2,687	4,905	441
(Gain) loss on sale of assets, net	16	(1,801)	(7,859)	(6,372)
Net income (2)	19,456	11,423	20,407	46,044
Net income from continuing operations per common share: basic and diluted	0.15	0.09	0.14	0.30

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$212,040	$226,870	$232,372	$233,159
Gross profit (1)	62,577	63,924	68,661	66,094
Long-lived asset impairment	4,710	6,953	6,660	9,804
Restatement and other charges	485	(1,076)	396	214
Debt extinguishment loss	—	2,450	—	—
Transaction-related costs	4,125	5,686	182	169
Gain on sale of assets, net	(1,195)	(994)	(719)	(2,766)
Net income	2,069	4,149	9,974	12,968
Net income (loss) attributable to Archrock stockholders	(3,816)	1,937	9,974	12,968
Net income (loss) from continuing operations attributable to Archrock common stockholders per common share: basic and diluted	(0.06)	0.02	0.08	0.10
——————

(1)	Defined as revenue less cost of sales, direct depreciation and amortization and long-lived asset impairment charges.

(2)	Includes a $39.6 million one-time benefit from the release of a deferred tax asset valuation allowance in the fourth quarter of 2019.

ARCHROCK, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts applied to accounts receivable in the balance sheet
December 31, 2019	$1,452	$2,567	$1,809	$2,210
December 31, 2018	1,794	1,677	2,019	1,452
December 31, 2017	1,864	5,144	5,214	1,794
——————

(1)	Uncollectible accounts written off.

S-1