Form 10-Q
period 2020-03-31
Archrock, Inc.
filed 2020-05-05
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Number of shares of the common stock of the registrant outstanding as of April 28, 2020: 152,925,708 shares.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2013 Plan	Archrock, Inc. 2013 Stock Incentive Plan
2019 Form 10-K	Archrock, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019
2020 Plan	Archrock, Inc. 2020 Stock Incentive Plan
2021 Notes	$350.0 million of 6% senior notes due April 2021, issued in March 2013
2022 Notes	$350.0 million of 6% senior notes due October 2022, issued in April 2014
2027 Notes	$500.0 million of 6.875% senior notes due April 2027, issued in March 2019
2028 Notes	$500.0 million of 6.25% senior notes due April 2028, issued in December 2019
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly-owned subsidiaries
ASC 606 Revenue	Accounting Standards Codification Topic 606 Revenue from Contracts with Customers
ASC 842 Leases	Accounting Standards Codification Topic 842 Leases
ASU 2016-13	Accounting Standards Update No. 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2018-13	Accounting Standards Update No. 2018-13—Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement
ASU 2019-12	Accounting Standards Update No. 2019-12—Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes
ASU 2020-04	Accounting Standards Update No. 2020-04—Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, Public Law No. 116-136, a tax stimulus and economic stabilization bill signed into law on March 27, 2020
COVID-19	Coronavirus disease 2019
Credit Facility

$1.25 billion asset-based revolving credit facility due November 2024, as governed by Amendment No. 2 to Credit Agreement, dated November 8, 2019, which amended that Credit Agreement, dated as of March 30, 2017

EBITDA	Earnings before interest, taxes, depreciation and amortization
Elite Acquisition	Transaction completed on August 1, 2019 pursuant to the Asset Purchase Agreement entered into with Elite Compression on June 23, 2019
Elite Compression	Elite Compression Services, LLC
ERP	Enterprise Resource Planning
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	Condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
GAAP	U.S. generally accepted accounting principles
Hilcorp	Hilcorp Energy Company
JDH Capital	JDH Capital Holdings, L.P.
LIBOR	London Interbank Offered Rate
March 2020 Disposition	Sale completed in March 2020 of certain contract operations customer service agreements, compressors and other assets
NOL	Net operating loss
OTC	Over-the-counter, as related to aftermarket services parts and components
Partnership	Archrock Partners, L.P., together with its subsidiaries
ROU	Right-of-use, as related to the lease model under ASC 842 Leases
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
Spin-off

Spin-off completed in November 2015 of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation

U.S.	United States of America

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act, including, without limitation, statements regarding the effects of the COVID-19 pandemic on our business, operations, customers and financial condition; our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and pay dividends; the expected amount of our capital expenditures; anticipated cost savings; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our 2019 Form 10-K and in Part II Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, and those set forth from time to time in our filings with the SEC, which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCHROCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(unaudited)

	–––
	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$3,221	$3,685
Accounts receivable, trade, net of allowance of $2,523 and $2,210, respectively	138,623	144,865
Inventory	72,931	74,467
Other current assets	8,969	9,186
Total current assets	223,744	232,203
Property, plant and equipment, net	2,561,923	2,559,398
Operating lease ROU assets	19,156	17,901
Goodwill, net	—	100,598
Intangible assets, net	73,261	77,471
Contract costs, net	41,314	42,927
Deferred tax assets	55,175	36,642
Other assets	29,661	29,934
Noncurrent assets associated with discontinued operations	12,605	12,901
Total assets	$3,016,839	$3,109,975

Liabilities and Equity
Current liabilities:
Accounts payable, trade	$62,289	$60,215
Accrued liabilities	86,015	67,845
Deferred revenue	8,841	10,683
Total current liabilities	157,145	138,743
Long-term debt	1,811,455	1,842,549
Operating lease liabilities	17,184	16,094
Deferred tax liabilities	857	1,289
Other liabilities	22,207	16,829
Noncurrent liabilities associated with discontinued operations	8,519	8,508
Total liabilities	2,017,367	2,024,012
Commitments and contingencies (Note 21)
Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 159,756,498 and 158,636,918 shares issued, respectively	1,598	1,587
Additional paid-in capital	3,415,784	3,412,509
Accumulated other comprehensive loss	(7,173)	(1,387)
Accumulated deficit	(2,328,069)	(2,244,877)
Treasury stock: 6,830,407 and 6,702,602 common shares, at cost, respectively	(82,668)	(81,869)
Total equity	999,472	1,085,963
Total liabilities and equity	$3,016,839	$3,109,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Contract operations	$206,974	$182,507
Aftermarket services	42,723	53,652
Total revenue	249,697	236,159
Cost of sales (excluding depreciation and amortization):
Contract operations	78,651	74,735
Aftermarket services	34,991	43,902
Total cost of sales (excluding depreciation and amortization)	113,642	118,637
Selling, general and administrative	30,626	28,989
Depreciation and amortization	49,822	44,106
Long-lived asset impairment	6,195	3,092
Goodwill impairment	99,830	—
Restatement and other charges	—	421
Restructuring charges	1,728	—
Interest expense	29,665	23,617
Transaction-related costs	—	180
(Gain) loss on sale of assets, net	(4,116)	16
Other income, net	(555)	(221)
Income (loss) before income taxes	(77,140)	17,322
Benefit from income taxes	(15,953)	(2,407)
Income (loss) from continuing operations	(61,187)	19,729
Loss from discontinued operations, net of tax	—	(273)
Net income (loss)	$(61,187)	$19,456

Basic and diluted net income (loss) per common share	$(0.41)	$0.15

Weighted average common shares outstanding:
Basic	150,550	128,209
Diluted	150,550	128,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$(61,187)	$19,456
Other comprehensive loss, net of tax:
Interest rate swap loss, net of reclassifications to earnings	(5,786)	(3,225)
Total other comprehensive loss	(5,786)	(3,225)
Comprehensive income (loss)	$(66,973)	$16,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share and per share amounts)

(unaudited)

				Accumulated
	Common		Additional	Other		Treasury
	Stock		Paid-in	Comprehensive	Accumulated	Stock
	Amount	Shares	Capital	Income (Loss)	Deficit	Amount	Shares	Total
Balance at December 31, 2018	$1,358	135,787,509	$3,177,982	$5,773	$(2,263,677)	$(79,862)	(6,381,605)	$841,574
Treasury stock purchased						(857)	(87,036)	(857)
Cash dividends ($0.132 per common share)					(17,231)			(17,231)
Shares issued in employee stock purchase plan		29,728	218					218
Stock-based compensation, net of forfeitures	11	1,059,115	2,346				(15,434)	2,357
Comprehensive income
Net income					19,456			19,456
Interest rate swap loss, net of reclassifications to earnings				(3,225)				(3,225)
Balance at March 31, 2019	$1,369	136,876,352	$3,180,546	$2,548	$(2,261,452)	$(80,719)	(6,484,075)	$842,292

Balance at December 31, 2019	$1,587	158,636,918	$3,412,509	$(1,387)	$(2,244,877)	$(81,869)	(6,702,602)	$1,085,963
Treasury stock purchased						(799)	(90,594)	(799)
Cash dividends ($0.145 per common share)					(22,171)			(22,171)
Shares issued in employee stock purchase plan	1	56,417	201					202
Stock-based compensation, net of forfeitures	10	1,063,163	3,074				(37,211)	3,084
Impact of ASU 2016-13 adoption					166			166
Comprehensive loss
Net loss					(61,187)			(61,187)
Interest rate swap loss, net of reclassifications to earnings				(5,786)				(5,786)
Balance at March 31, 2020	$1,598	159,756,498	$3,415,784	$(7,173)	$(2,328,069)	$(82,668)	(6,830,407)	$999,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(61,187)	$19,456
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	273
Depreciation and amortization	49,822	44,106
Long-lived asset impairment	6,195	3,092
Goodwill impairment	99,830	—
Inventory write-downs	282	222
Amortization of operating lease ROU assets	781	712
Amortization of deferred financing costs	1,533	1,509
Amortization of debt discount	187	366
Interest rate swaps	196	(410)
Stock-based compensation expense	3,006	2,357
Non-cash restructuring charges	61	—
Provision for credit losses	752	428
(Gain) loss on sale of assets, net	(944)	16
Gain on March 2020 Disposition	(3,172)	—
Deferred income tax benefit	(15,966)	(2,883)
Amortization of contract costs	6,805	5,117
Deferred revenue recognized in earnings	(7,735)	(12,749)
Changes in assets and liabilities:
Accounts receivable, trade	4,803	(3,154)
Inventory	1,068	3,724
Other assets	(439)	15,165
Contract costs, net	(5,537)	(6,574)
Accounts payable and other liabilities	12,936	1,131
Deferred revenue	5,783	9,467
Other	69	29
Net cash provided by operating activities	99,129	81,400
Cash flows from investing activities:
Capital expenditures	(71,946)	(132,697)
Proceeds from March 2020 Disposition	24,179	—
Proceeds from sale of property, plant and equipment and other assets	2,543	11,155
Proceeds from insurance and other settlements	1,083	238
Net cash used in investing activities	(44,141)	(121,304)
Cash flows from financing activities:
Borrowings of long-term debt	227,500	690,000
Repayments of long-term debt	(259,500)	(629,000)
Payments for debt issuance costs	(596)	(7,521)
Proceeds from (payments for) settlement of interest rate swaps that include financing elements	(88)	393
Dividends paid to stockholders	(22,171)	(17,231)
Proceeds from stock issued under employee stock purchase plan	202	218
Purchases of treasury stock	(799)	(857)
Net cash provided by (used in) financing activities	(55,452)	36,002
Net decrease in cash and cash equivalents	(464)	(3,902)
Cash and cash equivalents, beginning of period	3,685	5,610
Cash and cash equivalents, end of period	$3,221	$1,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with GAAP and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our 2019 Form 10-K, which contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Recent Accounting Developments

Accounting Standards Updates Implemented

Credit Losses

In June 2016, the FASB issued ASU 2016-13, which changes the impairment model for financial assets measured at amortized cost and certain other instruments, and requires entities to use a new current expected credit loss model that results in recognition of expected losses over the contractual life of an asset. We adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach. The adoption resulted in a $0.2 million decrease in our allowance for credit losses and a corresponding pre-tax cumulative effect adjustment to retained earnings in our condensed consolidated balance sheet at January 1, 2020. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Our financial assets measured at amortized cost consist of cash equivalents and trade receivables from revenue transactions within the scope of ASC 606 Revenue. We believe our temporary cash investments have a zero loss expectation because we maintain minimal balances in our cash investment accounts and have no history of loss. Trade accounts receivable are due from companies of varying size engaged principally in oil and natural gas activities throughout the U.S. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of the products and services we provide and the terms of our customer agreements.

Due to the short-term nature of our trade receivables, we consider the amortized cost to be the same as the carrying amount of the receivable, excluding the allowance for credit losses. We recognize an allowance for credit losses when a receivable is recorded, even when the risk of loss is remote. We utilize an aging schedule to determine our allowance for credit losses, and measure expected credit losses on a collective (pool) basis when similar risk characteristics exist. We rely primarily on ratings assigned by external rating agencies and credit monitoring services to assess credit risk and aggregate customers first by low, medium or high risk asset pools, and then by delinquency status. We also consider the internal risk associated with geographic location and the services we provide to the customer when determining asset pools. If a customer does not share similar risk characteristics with other customers, we evaluate the customer’s outstanding trade receivables for expected credit losses on an individual basis. Trade receivables evaluated individually are not included in our collective assessment. Each reporting period, we reassess our customers’ risk profiles and determine the appropriate asset pool classification, or perform individual assessments of expected credit losses, based on the customers’ risk characteristics at the reporting date.

The contractual life of our trade receivables is primarily 30 days based on the payment terms specified in the contract. Contract operations services are generally billed monthly at the beginning of the month in which service is being provided. Aftermarket services billings typically occur when parts are delivered or service is completed. Loss rates are separately determined for each asset pool based on the length of time a trade receivable has been outstanding. We analyze two years of internal historical loss data, including the effects of prepayments, write-offs and subsequent recoveries, to determine our historical loss experience. Our historical loss information is a relevant data point for estimating credit losses, as the data closely aligns with trade receivables due from our customers. Ratings assigned by external rating agencies and credit monitoring services consider past performance and forecasts of future economic conditions in assessing credit risk. We routinely update our historical loss data to reflect our customers’ current risk profile, to ensure the historical data and loss rates are relevant to the pool of assets for which we are estimating expected credit losses. Judgement is used to determine the expected credit loss for customers that do not share similar risk characteristics with other customers, based on customer specific items such as legal proceedings, past experience with the customer and/or ongoing customer negotiations.

The following table summarizes the changes in the allowance for credit losses balance during the three months ended March 31, 2020 (in thousands):

Balance at December 31, 2019	$2,210
Impact of adoption of ASU 2016-13 on January 1, 2020	(216)
Provision for credit losses	752
Write-offs charged against allowance	(223)
Balance at March 31, 2020	$2,523

Fair Value Measurements

On January 1, 2020, we adopted ASU 2018-13, which amends the required fair value measurements disclosures related to valuation techniques and inputs used, uncertainty in measurement and changes in measurements applied. These amendments resulted in new, prospective disclosures of the range and weighted average of the significant unobservable inputs used to develop our Level 3 fair value measurements related to our idle and previously-culled compressors. The adoption of ASU 2018-13 had no impact on our condensed consolidated financial statements.

Income Taxes

On January 1, 2020, we adopted ASU 2019-12, which simplifies the accounting for income taxes by, among other things, removing certain exceptions related to the incremental approach for intraperiod tax allocation, the year-to-date loss methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities on outside basis differences. ASU 2019-12 also clarifies other aspects of the accounting for income taxes in order to improve consistency of application. The adoption of ASU 2019-12 had no impact on our condensed consolidated financial statements.

Accounting Standards Updates Not Yet Implemented

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. Entities may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. We are currently assessing the impact that ASU 2020-04 may have on our interest rate swap agreements, Credit Facility and other transactions that may be affected by reference rate reform.

3. Business Transactions

March 2020 Disposition

On March 1, 2020, we completed the sale of certain contract operations customer service agreements and approximately 200 compressors, comprising approximately 35,000 horsepower, used to provide compression services under those agreements as well as other assets used to support the operations. We allocated customer and contract-related intangible assets and goodwill based on a ratio of the horsepower sold relative to the total horsepower of the asset group. We recognized a gain on the sale of $3.2 million in gain (loss) on sale of assets, net in our condensed consolidated statements of operations during the three months ended March 31, 2020.

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

Unaudited Pro Forma Financial Information

Unaudited pro forma financial information for the three months ended March 31, 2019 was derived by adjusting our historical financial statements in order to give effect to the assets and liabilities acquired in the Elite Acquisition. The Elite Acquisition is presented in this unaudited pro forma financial information as though the acquisition occurred as of January 1, 2019, and reflects the following:

●	the acquisition of substantially all of Elite Compression’s assets, including a compression fleet of approximately 430,000 horsepower, vehicles, real property and inventory, and certain liabilities; and
●	borrowings of $214.0 million under the Credit Facility for cash consideration exchanged in the acquisition.

The unaudited pro forma financial information below is presented (in thousands) for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

Three Months Ended
March 31, 2019
Revenue	$254,564
Net income	20,967

The results of operations attributable to the assets and liabilities acquired in the Elite Acquisition have been included in our condensed consolidated financial statements as part of our contract operations segment since the date of acquisition.

4. Discontinued Operations

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

As of March 31, 2020 and December 31, 2019, we had $8.5 million, respectively, of unrecognized tax benefits (including interest and penalties) related to Exterran Corporation operations prior to the Spin-off recorded to noncurrent liabilities associated with discontinued operations in our condensed consolidated balance sheets. We had an offsetting indemnification asset of $8.5 million related to these unrecognized tax benefits recorded to noncurrent assets associated with discontinued operations as of March 31, 2020 and December 31, 2019, respectively.

The following table presents the balance sheet for our discontinued operations (in thousands):

	March 31, 2020	December 31, 2019
Other assets	$8,519	$8,508
Deferred tax assets	4,086	4,393
Total assets associated with discontinued operations	$12,605	$12,901

Deferred tax liabilities	$8,519	$8,508
Total liabilities associated with discontinued operations	$8,519	$8,508

The following table presents the statements of operations for our discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Other income, net	$(10)	$(1,432)
Provision for income taxes	10	1,705
Loss from discontinued operations, net of tax	$—	$(273)

5. Inventory

Inventory consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Parts and supplies	$63,889	$66,121
Work in progress	9,042	8,346
Inventory	$72,931	$74,467

6. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Compression equipment, facilities and other fleet assets	$3,659,907	$3,653,930
Land and buildings	51,031	50,743
Transportation and shop equipment	114,465	116,057
Computer hardware and software	93,734	93,695
Other	17,587	15,308
Property, plant and equipment	3,936,724	3,929,733
Accumulated depreciation	(1,374,801)	(1,370,335)
Property, plant and equipment, net	$2,561,923	$2,559,398

7. Leases

Operating Leases

We determine if an arrangement is a lease at inception. Following ASC 842, we determine lease classification and recognize ROU assets and liabilities on the lease commencement date based on the present value of lease payments over the lease term. As the discount rate implicit in the lease is rarely readily determinable, we estimate our incremental borrowing rate using information available at commencement date in determining the present value of the lease payments. The lease term includes options to extend when we are reasonably certain to exercise the option. Short-term leases, those with an initial term of 12 months or less, are not recorded on the balance sheet. Variable costs such as our proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Operating lease expense for lease payments is recognized on a straight-line basis over the term of the lease.

The facility leases discussed below, of which we are the lessee, contain lease and nonlease components for which we have elected to account for as a single lease component, as the nonlease components are not significant to the total consideration of the contract and separating the nonlease component would have no effect on lease classification. As it relates to our contract operations services agreements in which we are the lessor, the services nonlease component is predominant over the compression package lease component and therefore recognition of these agreements will continue to follow the ASC 606 Revenue guidance.

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

Balance sheet information related to our operating leases was as follows (in thousands):

	Classification	March 31, 2020	December 31, 2019
ROU assets	Operating lease ROU assets	$19,156	$17,901

Lease liabilities
Current	Accrued liabilities	$3,211	$3,037
Noncurrent	Operating lease liabilities	17,184	16,094
Total lease liabilities		$20,395	$19,131

The components of lease cost were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Operating lease cost	$1,031	$974
Short-term lease cost	129	173
Variable lease cost	349	382
Total lease cost	$1,509	$1,529

Cash flow and non-cash information related to our operating leases were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$1,351	$1,311
Operating lease ROU assets obtained in exchange for new lease liabilities	2,037	617

Other supplemental information related to our operating leases was as follows:

	March 31, 2020	December 31, 2019
Weighted average remaining lease term (in years)	8.3	8.2
Weighted average discount rate	5.1%	5.3%

Remaining maturities of lease liabilities governed under ASC 842 Leases as of March 31, 2020 were as follows (in thousands):

2020	$2,808
2021	3,955
2022	2,855
2023	2,550
2024	2,159
2025	1,930
Thereafter	8,942
Total lease payments	25,199
Less: Interest	(4,804)
Total lease liabilities under ASC 842 Leases	$20,395

8. Goodwill

Our goodwill was recognized in connection with the Elite Acquisition and represents the excess of consideration transferred over the fair value of the assets and liabilities acquired. All of the goodwill was allocated to our contract operations reporting unit. We review the carrying amount of our goodwill in the fourth quarter of every year, or whenever indicators of potential impairment exist, to determine if the carrying amount of our contract operations reporting unit exceeds its fair value, including the goodwill. During the first quarter, the COVID-19 pandemic caused a significant deterioration in global macroeconomic conditions, including a collapse in the demand for oil coupled with an oversupply of oil, which commenced substantial spending cuts by our customers and a decline in production. This global response to the pandemic significantly impacted our market capitalization and estimates of future revenues and cash flows as of March 31, 2020, which triggered the need to perform a quantitative test of the fair value of our contract operations reporting unit as of March 31, 2020. The quantitative test determined that the carrying amount of our contract operations reporting unit exceeded its fair value and we recorded a full impairment loss on goodwill as a result.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions, which have a significant impact on the fair value determined. We determine the fair value of our reporting unit using an equal weighting of both the expected present value of future cash flows and a market approach. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the earnings before interest expense, provision for income taxes and depreciation and amortization expense of comparable peer companies. Significant estimates for our reporting unit included in our impairment analysis are our cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples.

The following table presents the change in the carrying amount of goodwill during the quarter ended March 31, 2020 (in thousands):

Balance at December 31, 2019	$100,598
Dispositions	(768)
Impairment loss	(99,830)
Balance at March 31, 2020	$—

9. Hosting Arrangements

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

Certain costs incurred for the implementation of our hosting arrangements that are service contracts are capitalized and amortized on a straight-line basis over the term of the respective contract. Amortization begins in the period in which an individual component becomes ready for its intended use. As of March 31, 2020 and December 31, 2019, we capitalized $6.5 million and $5.5 million, respectively, of implementation costs related to our hosting arrangements that are service contracts to other assets in our condensed consolidated balance sheets. Accumulated amortization was $0.1 million at March 31, 2020. We recorded $0.1 million of amortization expense to SG&A in our condensed consolidated statements of operations during the three months ended March 31, 2020.

10. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Credit Facility	$481,000	$513,000

2028 Notes	500,000	500,000
Less: Deferred financing costs, net of amortization	(7,851)	(8,090)
	492,149	491,910

2027 Notes	500,000	500,000
Less: Deferred financing costs, net of amortization	(7,723)	(7,999)
	492,277	492,001

2022 Notes	350,000	350,000
Less: Debt discount, net of amortization	(1,860)	(2,046)
Less: Deferred financing costs, net of amortization	(2,111)	(2,316)
	346,029	345,638

Long-term debt	$1,811,455	$1,842,549

Credit Facility

As of March 31, 2020, there were $13.7 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.5%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 3.4% and 4.3% at March 31, 2020 and December 31, 2019, respectively. We incurred $0.7 million and $0.5 million in commitment fees on the daily unused amount of the Credit Facility during the three months ended March 31, 2020 and 2019, respectively.

We must maintain certain consolidated financial ratios as defined in our Credit Facility agreement. As a result of these ratio requirements, $651.4 million of the $755.3 million of undrawn capacity was available for additional borrowings as of March 31, 2020. As of March 31, 2020, we were in compliance with all covenants under the Credit Facility agreement.

11. Accumulated Other Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of changes in the fair value of our interest rate swap derivative instruments, net of tax, which are designated as cash flow hedges.

The following table presents the changes in accumulated other comprehensive income (loss) of our derivative cash flow hedges, net of tax, during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Beginning accumulated other comprehensive income (loss)	$(1,387)	$5,773
Loss recognized in other comprehensive loss, net of tax benefit of $1,590 and $0, respectively (1)	(5,983)	(2,299)
(Gain) loss reclassified from accumulated other comprehensive income (loss) to interest expense, net of tax benefit of $51 and $0, respectively (1)	197	(926)
Other comprehensive loss	(5,786)	(3,225)
Ending accumulated other comprehensive income (loss)	$(7,173)	$2,548
(1)	Includes adjustment of $0.7 million related to an increase in the valuation allowance recorded to offset the tax effect of other comprehensive loss recorded during the three months ended March 31, 2019.

See Note 18 (“Derivatives”) for further details on our interest rate swap derivative instruments.

12. Equity

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2020 and 2019:

	Declared Dividends	Dividends Paid
	per Common Share	(in thousands)
2020
Q1	$0.145	$22,171

2019
Q1	$0.132	$17,231
Q2	0.132	17,206
Q3	0.145	22,062
Q4	0.145	22,031

On April 24, 2020, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock to be paid on May 18, 2020 to stockholders of record at the close of business on May 11, 2020.

13. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers disaggregated by revenue source (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Contract operations (1):
0 - 1,000 horsepower per unit	$66,740	$63,739
1,001 - 1,500 horsepower per unit	84,852	74,340
Over 1,500 horsepower per unit	54,591	43,425
Other (2)	791	1,003
Total contract operations (3)	206,974	182,507

Aftermarket services (1):
Services	25,450	33,521
OTC parts and components sales	17,273	20,131
Total aftermarket services (4)	42,723	53,652

Total revenue	$249,697	$236,159
(1)	We operate in two segments: contract operations and aftermarket services. See Note 23 (“Segments”) for further details regarding our segments.
(2)	Primarily relates to fees associated with owned non-compression equipment.
(3)	Includes $1.6 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(4)	All service revenue within aftermarket services is recognized over time. All OTC parts and components sales revenue is recognized at a point in time.

Performance Obligations

As of March 31, 2020, we had $470.5 million of remaining performance obligations related to our contract operations segment. We have elected to apply the practical expedient to not consider the effects of the time value of money, as the expected time between the transfer of services and payment for such services is less than one year. The remaining performance obligations will be recognized through 2025 as follows (in thousands):

	2020	2021	2022	2023	2024	2025	Total
Remaining performance obligations	$244,368	$157,208	$60,034	$7,422	$1,355	$119	$470,506

As of March 31, 2020, we elected to apply the practical expedient to not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Contract Assets and Liabilities

As of March 31, 2020 and December 31, 2019, our receivables from contracts with customers, net of allowance for credit losses, were $133.5 million and $139.4 million, respectively.

Freight billings to customers for the transport of compression assets, customer-specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. As of March 31, 2020 and December 31, 2019, our contract liabilities were $9.4 million and $11.4 million, respectively, which were included in deferred revenue and other liabilities in our condensed consolidated balance sheets. The decrease in the contract liability balance during the three months ended March 31, 2020 was primarily due to revenue deferral of $5.8 million, partially offset by $7.7 million recognized as revenue during the period, each primarily related to freight billings and aftermarket services.

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

The following table presents the results of our impairment review as recorded to our contract operations segment (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Idle compressors retired from the active fleet	85	20
Horsepower of idle compressors retired from the active fleet	23,000	15,000
Impairment recorded on idle compressors retired from the active fleet	$6,195	$3,092

During the three months ended March 31, 2020, we determined that the impairment of our contract operations reporting unit’s goodwill was an indicator of potential impairment of the carrying amount of our long-lived assets, including our compressor fleet and associated customer and contract-based intangible assets. Accordingly, we performed a quantitative impairment test of our long-lived assets, by which we determined that they were not impaired as of March 31, 2020.

15. Restructuring Charges

During the first quarter of 2020, we completed a series of restructuring activities to further streamline our organization and more fully align our teams to improve our customer service and profitability. We incurred severance costs of $1.7 million in connection with these restructuring activities during the three months ended March 31, 2020, which are reflected as restructuring charges in our condensed consolidated statements of operations.

The following table presents, by segment, the restructuring charges incurred during the three months ended March 31, 2020 (in thousands):

	Contract	Aftermarket
	Operations	Services	Other (1)	Total
Three months ended March 31, 2020	$478	$625	$625	$1,728
(1)	Represents expense incurred within our corporate function and not directly attributable to our segments.

16. Income Taxes

CARES Act

On March 27, 2020, President Trump signed into law the CARES Act, which includes, among other things, refundable payroll tax credits, deferment of employer side social security payments, NOL carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act provisions did not have a material impact on our condensed consolidated financial statements. Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact our tax provision in future periods.

Valuation Allowance

The amount of our deferred tax assets considered realizable could be adjusted if projections of future taxable income are reduced or objective negative evidence in the form of a three-year cumulative loss is present or both. Should we no longer have a level of sustained profitability, excluding nonrecurring charges, we will have to rely more on our future projections of taxable income to determine if we have an adequate source of taxable income for the realization of our deferred tax assets, namely NOL carryforwards and tax credit carryforwards. This may result in the need to record a valuation allowance against all or a portion of our deferred tax assets.

Effective Tax Rate

The year-to-date effective tax rate for the three months ended March 31, 2020 differed from our statutory rate primarily due to an increase in unrecognized tax benefits. Our quarterly income tax provision is determined based on our estimated full year effective tax rate, adjusted for tax attributable to infrequent or unusual items, which are recognized on a discrete period basis in the income tax provision in the period in which they occur. Our year-to-date income tax provision included a $22.7 million tax benefit recorded discretely on the nonrecurring goodwill impairment loss of $99.8 million. See Note 8 (“Goodwill”) for further details on the goodwill impairment.

Unrecognized Tax Benefits

As of March 31, 2020, we believe it is reasonably possible that $2.6 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to March 31, 2021 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

17. Earnings per Share

Basic net income (loss) per common share is computed using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Under the two-class method, basic net income (loss) per common share is determined by dividing net income (loss), after deducting amounts allocated to participating securities, by the weighted average number of common shares outstanding for the period. Participating securities include unvested restricted stock and stock-settled restricted stock units that have nonforfeitable rights to receive dividends or dividend equivalents, whether paid or unpaid. During periods of net loss, no effect is given to participating securities because they do not have a contractual obligation to participate in our losses.

Diluted net income (loss) per common share is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options, performance-based restricted stock units and stock to be issued pursuant to our employee stock purchase plan unless their effect would be anti-dilutive.

The following table shows net income (loss) used in the calculation of basic and diluted net income (loss) per common share (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Income (loss) from continuing operations	$(61,187)	$19,729
Loss from discontinued operations, net of tax	—	(273)
Net income (loss)	(61,187)	19,456
Less: Net income attributable to participating securities	(322)	(356)
Net income (loss) attributable to common stockholders	$(61,509)	$19,100

The following table shows the potential shares of common stock that were included in computing diluted net income (loss) per common share (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Weighted average common shares outstanding including participating securities	152,601	130,238
Less: Weighted average participating securities outstanding	(2,051)	(2,029)
Weighted average common shares outstanding used in basic net income (loss) per common share	150,550	128,209
Net dilutive potential common shares issuable:
On exercise of options and vesting of performance-based restricted stock units	—	40
On settlement of employee stock purchase plan shares	—	6
Weighted average common shares outstanding used in diluted net income (loss) per common share	150,550	128,255

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income (loss) per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2020	2019
On exercise of options where exercise price is greater than average market value for the period	126	154
On exercise of options and vesting of performance-based restricted stock units	57	—
On settlement of employee stock purchase plan shares	29	—
Net dilutive potential common shares issuable	212	154

18. Derivatives

We are exposed to market risks associated with changes in the variable interest rate of the Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes.

The following interest rate swaps, entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates, were outstanding at March 31, 2020 (in millions):

Expiration Date	Notional Value
May 2020	$100
March 2022	300
$400

The counterparties to our derivative agreements are major financial institutions. We monitor the credit quality of these financial institutions and do not expect nonperformance by any counterparty, although such nonperformance could have a material adverse effect on us. We have no collateral posted for the derivative instruments.

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

We expect the hedging relationship to be highly effective as the interest rate swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate. We perform quarterly qualitative prospective and retrospective hedge effectiveness assessments unless facts and circumstances related to the hedging relationships change such that we can no longer assert qualitatively that the cash flow hedge relationships were and continue to be highly effective. We estimate that $4.3 million of the deferred pre-tax loss attributable to interest rate swaps included in accumulated other comprehensive loss at March 31, 2020 will be reclassified into earnings as interest expense at then-current values during the next 12 months as the underlying hedged transactions occur.

As of March 31, 2020, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%.

The following table presents the effect of our derivative instruments designated as cash flow hedging instruments on our condensed consolidated balance sheets (in thousands):

	March 31, 2020	December 31, 2019
Other current assets	$—	$12
Total derivative assets	$—	$12

Accrued liabilities	$(4,317)	$(593)
Other liabilities	(4,764)	(1,175)
Total derivative liabilities	$(9,081)	$(1,768)

The following tables present the effect of our derivative instruments designated as cash flow hedging instruments on our condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Pre-tax loss recognized in other comprehensive loss	$(7,573)	$(2,299)
Pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(248)	926
Total amount of interest expense in which the effects of cash flow hedges are recorded	29,665	23,617

See Note 11 (“Accumulated Other Comprehensive Income (Loss)”) and Note 19 (“Fair Value Measurements”) for further details on our derivative instruments.

19. Fair Value Measurements

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

	March 31, 2020	December 31, 2019
Derivative asset	$—	$12
Derivative liability	(9,081)	(1,768)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Goodwill

In the first quarter of 2020, we determined that the significant deterioration in global macroeconomic conditions caused by the COVID-19 pandemic was an indicator of potential impairment of our goodwill, and we performed a quantitative impairment test as of March 31, 2020 that resulted in a $99.8 million impairment of our goodwill. Significant estimates used in our impairment analysis included cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples, which are Level 3 inputs. See Note 8 (“Goodwill”) for further details of the valuation methodology used in connection with the goodwill impairment.

Compressors

During the three months ended March 31, 2020, we recorded nonrecurring fair value measurements related to our idle and previously-culled compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3.

The fair value of our impaired compressors at March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
Impaired compressors	$253	$5,859

The unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compressors being measured. Additional quantitative information related to our significant unobservable inputs follows:

	Range	Weighted Average
Estimated net sale proceeds (1)	$0 - $372 per horsepower	$21 per horsepower
(1)	Weighted average is calculated based on an estimated discount for market liquidity of 78%.

See Note 14 (“Long-Lived Asset Impairment”) for further details.

Other Financial Instruments

The carrying amounts of our cash, receivables and payables approximate fair value due to the short-term nature of those instruments.

The carrying amount of borrowings outstanding under our Credit Facility approximates fair value due to its variable interest rate. The fair value of these outstanding borrowings is a Level 3 measurement.

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs. The following table presents the carrying amount and fair value of our fixed rate debt (in thousands):

	March 31, 2020	December 31, 2019
Carrying amount of fixed rate debt (1)	$1,330,455	$1,329,549
Fair value of fixed rate debt	1,067,000	1,400,000
(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 10 (“Long-Term Debt”).

20. Stock-Based Compensation

Stock-based compensation expense consisted of the following during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Equity awards	$3,006	$2,357
Liability awards	(548)	966
Total stock-based compensation expense	$2,458	$3,323

The following table presents restricted stock, restricted stock unit, performance-based restricted stock unit and cash-settled performance unit activity during the three months ended March 31, 2020 (shares in thousands):

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Non-vested awards, December 31, 2019	2,022	$10.25
Granted	1,412	9.47
Vested	(314)	9.44
Canceled	(52)	10.23
Non-vested awards, March 31, 2020 (1)	3,068	9.97
(1)	Non-vested awards as of March 31, 2020 are comprised of 529,000 cash-settled restricted stock units and cash-settled performance units and 2,539,000 restricted stock and stock-settled performance units.

As of March 31, 2020, we expect $21.5 million of unrecognized compensation cost related to unvested restricted stock, stock-settled restricted stock units, performance units, cash-settled restricted stock units and cash-settled performance units to be recognized over the weighted average period of 2.2 years.

2020 Plan

The 2020 Plan was adopted in April 2020 and provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, other stock-based awards and dividend equivalent rights to employees, directors and consultants of Archrock. Under the 2020 Plan, the maximum number of shares of common stock available for issuance is 8,500,000. Each stock-settled award granted under the 2020 Plan reduces the number of shares available for issuance by one share. No additional grants may be made under the 2013 Plan following the adoption of the 2020 Plan. Previous grants made under the 2013 Plan continue to be governed by that plan and the applicable award agreements.

21. Commitments and Contingencies

Performance Bonds

In the normal course of business we have issued performance bonds to various state authorities that ensure payment of certain obligations. We have also issued a bond to protect our 401(k) retirement plan against losses caused by acts of fraud or dishonesty. The bonds have expiration dates in 2020 through the fourth quarter of 2022 and maximum potential future payments of $2.2 million. As of March 31, 2020, we were in compliance with all obligations to which the performance bonds pertain.

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of March 31, 2020 and December 31, 2019, we accrued $2.4 million and $2.5 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. The tax contingencies mentioned above relate to tax matters for which we are responsible in managing the audit. As of March 31, 2020 and December 31, 2019, we recorded an indemnification liability (including penalties and interest), in addition to the tax contingency above, of $2.6 million and $2.8 million, respectively, for our share of non-income-based tax contingencies related to audits being managed by Exterran Corporation.

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

22. Related Party Transactions

In connection with the closing of the Elite Acquisition, we issued 21.7 million shares of our common stock to JDH Capital, an affiliate of our customer Hilcorp. As long as JDH Capital, together with affiliates of Hilcorp, owns at least 7.5% of our outstanding common stock, it will have the right to designate one director to our Board of Directors. On August 1, 2019, Jeffery D. Hildebrand, founder and executive chairman of Hilcorp, was elected to our Board of Directors. Mr. Hildebrand receives no compensation for his role as a director. As of March 31, 2020, JDH Capital owned 14.2% of our outstanding common stock.

Revenue from Hilcorp and affiliates was $10.7 million and $5.5 million during the three months ended March 31, 2020 and 2019, respectively. Accounts receivable, net due from Hilcorp and affiliates were $4.1 million and $5.1 million as of March 31, 2020 and December 31, 2019, respectively.

23. Segments

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

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes only sales to external customers.

The following table presents revenue and gross margin by segment during the three months ended March 31, 2020 and 2019 (in thousands):

	Contract	Aftermarket
	Operations	Services	Total
Three months ended March 31, 2020
Revenue	$206,974	$42,723	$249,697
Gross margin	128,323	7,732	136,055

Three months ended March 31, 2019
Revenue	$182,507	$53,652	$236,159
Gross margin	107,772	9,750	117,522

The following table reconciles total gross margin to income (loss) before income taxes (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Total gross margin	$136,055	$117,522
Less:
Selling, general and administrative	30,626	28,989
Depreciation and amortization	49,822	44,106
Long-lived asset impairment	6,195	3,092
Goodwill impairment	99,830	—
Restatement and other charges	—	421
Restructuring charges	1,728	—
Interest expense	29,665	23,617
Transaction-related costs	—	180
(Gain) loss on sale of assets, net	(4,116)	16
Other income, net	(555)	(221)
Income (loss) before income taxes	$(77,140)	$17,322

24. Subsequent Events

2022 Notes Redemption

On April 1, 2020, the 2022 Notes were redeemed at 100% of their $350.0 million aggregate principal amount plus accrued and unpaid interest of $10.5 million with borrowings from the Credit Facility. A debt extinguishment loss of approximately $4.0 million related to the redemption will be recognized in the second quarter of 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and in conjunction with our 2019 Form 10-K.

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

Recent Business Developments

2022 Notes Redemption

On April 1, 2020, we repaid the 2022 Notes with borrowings from our Credit Facility. See Note 24 (“Subsequent Events”) to our Financial Statements for further details of this transaction.

COVID-19 Pandemic

During the three months ended March 31, 2020 and continuing through the date of this filing, the COVID-19 pandemic has caused a deterioration in global macroeconomic conditions, including a collapse in the demand for oil coupled with an oversupply of oil, which has commenced substantial spending cuts by our customers and a decline in production. This global response to the pandemic has significantly impacted our market capitalization and estimates of future revenues and cash flows.

The key driver of our business is the production of U.S. crude oil and natural gas. Approximately 70% of our operating fleet is deployed for midstream natural gas gathering applications with the remaining fleet being used in wellhead and gas lift applications to enhance oil production. Changes in oil and natural gas production spending therefore typically result in changes in demand for our services. According to the EIA’s April 2020 Short-Term Energy Outlook, both crude oil and dry natural gas production are now expected to decline in 2020 and 2021 as the result of the decrease in commodity prices and demand. U.S. crude oil production is estimated to decrease 4% in 2020 and decline an additional 6% in 2021. U.S. dry natural gas production is estimated to decrease 1% in 2020 and decline an additional 5% in 2021, though with a rise estimated to begin in the second half of 2021 in response to higher prices.

Substantial spending cuts for 2020 have been announced by our customers as a result of the significant and estimated declines in oil and natural gas prices and demand, however, the timing of the impact of the spending cuts on production remain difficult to predict, as does the magnitude and duration of the pandemic and resulting economic downturn. In anticipation of lower customer activity levels, we implemented a plan in the second quarter of 2020 to reduce our 2020 operating, corporate and capital costs by between $75 million and $85 million. Horsepower, utilization and revenue are also expected to decline in 2020 as compared to 2019 in both our contract operations and aftermarket services businesses.

The impact of the COVID-19 pandemic on our first quarter 2020 results is primarily visible in the $99.8 million non-cash impairment of our goodwill and the impairment’s resulting impact on income taxes. See Note 8 (“Goodwill”) and Note 16 (“Income Taxes”) to our Financial Statements for further discussion.

Operating Highlights

The following table summarizes our available and operating horsepower and horsepower utilization (in thousands, except percentages):

	Three Months Ended
	March 31,
	2020	2019
Total available horsepower (at period end)(1)	4,386	4,035
Total operating horsepower (at period end)(2)	3,883	3,561
Average operating horsepower	3,914	3,545
Horsepower utilization:
Spot (at period end)	89%	88%
Average	89%	89%
(1)	Defined as idle and operating horsepower. New compressors completed by a third party manufacturer that have been delivered to us are included in the fleet.
(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

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

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of SG&A, depreciation and amortization, impairments, restatement and other charges, restructuring charges, interest expense, transaction-related costs, gain (loss) on sale of assets, net, other income (loss), net, provision for (benefit from) income taxes and loss from discontinued operations, net of tax. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$(61,187)	$19,456
Selling, general and administrative	30,626	28,989
Depreciation and amortization	49,822	44,106
Long-lived asset impairment	6,195	3,092
Goodwill impairment	99,830	—
Restatement and other charges	—	421
Restructuring charges	1,728	—
Interest expense	29,665	23,617
Transaction-related costs	—	180
(Gain) loss on sale of assets, net	(4,116)	16
Other income, net	(555)	(221)
Benefit from income taxes	(15,953)	(2,407)
Loss from discontinued operations, net of tax	—	273
Gross margin	$136,055	$117,522

Financial Results of Operations

Summary of Results

Revenue. Revenue was $249.7 million and $236.2 million during the three months ended March 31, 2020 and 2019, respectively. The increase in revenue was due to an increase in revenue from our contract operations business, partially offset by a decrease in revenue from our aftermarket services business. See “Contract Operations” and “Aftermarket Services” below for further details.

Net income (loss). We had a net loss of $61.2 million and net income of $19.5 million during the three months ended March 31, 2020 and 2019, respectively. The change from net income to net loss was primarily driven by goodwill impairment of $99.8 million and increases in interest expense, depreciation and amortization and long-lived asset impairment, partially offset by increases in gross margin from our contract operations business and benefit from income taxes and the change in (gain) loss on sale of assets, net.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Contract Operations

(dollars in thousands)

	Three Months Ended
	March 31,		Increase
	2020	2019	(Decrease)
Revenue	$206,974	$182,507	13%
Cost of sales (excluding depreciation and amortization expense)	78,651	74,735	5%
Gross margin	$128,323	$107,772	19%
Gross margin percentage (1)	62%	59%	3%
(1)	Defined as gross margin divided by revenue.

The increase in revenue during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to an increase in contract operations rates driven by increased customer demand in 2019 and $20.1 million of revenue associated with the compression assets acquired in the Elite Acquisition, partially offset by a decrease in average operating horsepower (excluding the horsepower acquired in the Elite Acquisition) driven by sales of compression assets completed since the first quarter of 2019.

Gross margin increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the increase in revenue mentioned above, partially offset by a smaller increase in cost of sales. The increase in cost of sales was primarily driven by increases in maintenance and lube oil expense associated with the horsepower acquired in the Elite Acquisition, as well as an increase in freight expense associated with mobilization and demobilization activity.

Gross margin percentage increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the increase in contract operations rates mentioned above.

Aftermarket Services

(dollars in thousands)

	Three Months Ended
	March 31,		Increase
	2020	2019	(Decrease)
Revenue	$42,723	$53,652	(20)%
Cost of sales (excluding depreciation and amortization expense)	34,991	43,902	(20)%
Gross margin	$7,732	$9,750	(21)%
Gross margin percentage	18%	18%	—%

The decrease in revenue during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to decreases in service activities and parts sales as customers continued the deferral of maintenance activities that began in the second quarter of 2019.

Gross margin decreased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to the decrease in revenue mentioned above, partially offset by a slightly smaller decrease in cost of sales. The decrease in cost of sales was primarily driven by the decrease in service activities and parts sales.

Costs and Expenses

(dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
Selling, general and administrative	$30,626	$28,989
Depreciation and amortization	49,822	44,106
Long-lived asset impairment	6,195	3,092
Goodwill impairment	99,830	—
Restatement and other charges	—	421
Restructuring charges	1,728	—
Interest expense	29,665	23,617
Transaction-related costs	—	180
(Gain) loss on sale of assets, net	(4,116)	16
Other income, net	(555)	(221)

Selling, general and administrative. The increase in SG&A during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to a $0.5 million increase in costs related to our process and technology transformation project, a $0.5 million increase in costs associated with software and cloud subscriptions not yet commenced in the first quarter of 2019, including those related to our technology transformation project and contracts acquired in the Elite Acquisition, a $0.5 million increase in sales and use tax and a $0.3 million increase in bad debt expense.

Depreciation and amortization. The increase in depreciation and amortization expense during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to an increase in depreciation expense associated with fixed assets acquired in the Elite Acquisition as well as other fixed asset additions during 2019, partially offset by a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives as well as the impact of asset impairments and compression asset sales during 2019.

Long-lived asset impairment. During the three months ended March 31, 2020 and 2019, we reviewed the future deployment of our idle compressors for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 14 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review, as recorded to our contract operations segment (dollars in thousands):

	Three Months Ended
	March 31,
	2020	2019
Idle compressors retired from the active fleet	85	20
Horsepower of idle compressors retired from the active fleet	23,000	15,000
Impairment recorded on idle compressors retired from the active fleet	$6,195	$3,092

Goodwill impairment. During the three months ended March 31, 2020, we recorded $99.8 million of goodwill impairment due to the decline in the fair value of our contract operations reporting unit. See Note 8 (“Goodwill”) to our Financial Statements for further details.

Restructuring charges. During the three months ended March 31, 2020, we recorded $1.7 million of severance costs related to restructuring activities completed in the first quarter of 2020. See Note 15 (“Restructuring Charges”) to our Financial Statements for further details.

Interest expense. The increase in interest expense during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was due to increases in the average outstanding balance of long-term debt and the weighted average effective interest rate.

(Gain) loss on sale of assets, net. The change in (gain) loss on sale of assets, net was primarily due to a $3.2 million gain on the March 2020 Disposition in the first quarter of 2020, which included a $4.8 million gain on the compression assets sold, as well as a $0.6 million increase in gains recognized on the sale of transportation and shop equipment in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Benefit from Income Taxes

(dollars in thousands)

	Three Months Ended
	March 31,		Increase
	2020	2019	(Decrease)
Benefit from income taxes	$(15,953)	$(2,407)	563%
Effective tax rate	21%	(14)%	35%

The increase in benefit from income taxes was primarily due to the tax effect of the decrease in book income during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, partially offset by a reduction in a valuation allowance and the release of an unrecognized tax benefit due to the settlement of a tax audit recorded during the three months ended March 31, 2019. See Note 16 (“Income Taxes”) to our Financial Statements for further details of the tax impact on the decrease in book income.

Liquidity and Capital Resources

Overview

Our ability to fund operations, finance capital expenditures and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the Credit Facility. Our cash flow is affected by numerous factors including prices and demand for our services, oil and natural gas exploration and production spending, conditions in the financial markets and other factors. In the first quarter of 2020 and continuing through the date of this filing, the COVID-19 pandemic has caused a deterioration in global macroeconomic conditions, which has significantly impacted our estimates of future revenues and cash flows. However, we have no near-term maturities and do not expect borrowing availability under the Credit Facility to be significantly restricted by any of our covenants. We believe that our operating cash flows and borrowings under the Credit Facility will be sufficient to meet our future liquidity needs.

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

Capital Requirements

Our contract operations business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital spending is primarily dependent on the demand for our contract operations services and the availability of the type of compression equipment required for us to provide those contract operations services to our customers. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of, the following:

●	growth capital expenditures, which are made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue-generating capabilities of existing or new assets; and
●	maintenance capital expenditures, which are made to maintain the existing operating capacity of our assets and related cash flows, further extending the useful lives of the assets.

The majority of our growth capital expenditures are related to the acquisition cost of new compressors that we add to our fleet. In addition to the cost of newly-acquired compressors, growth capital expenditures can also include the upgrading of major components on an existing compression package where the current configuration of the compression package is no longer in demand and the compressor is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compression package such that it can be used in applications for which it previously was not suited. Maintenance capital expenditures are related to major overhauls of significant components of a compression package, such as the engine, compressor and cooler, which return the components to a like-new condition, but do not modify the applications for which the compression package was designed.

We generally invest funds necessary to purchase fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our cost of capital. In response to the impact that we anticipate the COVID-19 pandemic will have on our customer demand, we have decreased our planned capital expenditures for 2020, and currently plan to spend a total of approximately $140 million to $170 million, primarily consisting of approximately $70 million to $90 million for growth capital expenditures and approximately $47 million to $53 million for maintenance capital expenditures.

Financial Resources

Revolving Credit Facility

During the three months ended March 31, 2020 and 2019, the Credit Facility had an average daily balance of $508.4 million and $808.8 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 3.4% and 4.3% at March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, there were $13.7 million letters of credit outstanding under the Credit Facility. We must maintain certain consolidated financial ratios as defined in our Credit Facility agreement. As a result of these ratio requirements, $651.4 million of the $755.3 million of undrawn capacity was available for additional borrowings as of March 31, 2020. As of March 31, 2020, we were in compliance with all covenants under the Credit Facility.

2022 Notes Redemption

On April 1, 2020, the 2022 Notes were redeemed at 100% of their $350.0 million aggregate principal amount plus accrued and unpaid interest of $10.5 million with borrowings from the Credit Facility. A debt extinguishment loss of approximately $4.0 million related to the redemption will be recognized in the second quarter of 2020. See Note 24 (“Subsequent Events”) to our Financial Statements for further details.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized below (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$99,129	$81,400
Investing activities	(44,141)	(121,304)
Financing activities	(55,452)	36,002
Net decrease in cash and cash equivalents	$(464)	$(3,902)

Operating Activities

The increase in net cash provided by operating activities during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to the increase in revenue from our contract operations business, the decrease in costs of sales of our aftermarket services business, an increase in accounts payable and other liabilities and a decrease in accounts receivable. These cash inflows were partially offset by the receipt of cash proceeds in the first quarter of 2019 pursuant to a settlement of certain sales and use tax audits and an increase in interest paid on our debt instruments in the first quarter of 2020 as compared to the first quarter of 2019.

Investing Activities

The decrease in net cash used in investing activities during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to a $60.8 million decrease in capital expenditures and the receipt of proceeds of $24.2 million from the March 2020 Disposition in the first quarter of 2020, partially offset by an $8.6 million decrease in proceeds from other sales of property, plant and equipment.

Financing Activities

The change in net cash provided by (used in) financing activities during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to $32.0 million of net repayments of long-term debt in 2020 compared to $61.0 million of net borrowings in 2019 and a $4.9 million increase in dividends paid to stockholders, partially offset by a $6.9 million decrease in payments for debt issuance costs.

Dividends

On April 24, 2020, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock to be paid on May 18, 2020 to stockholders of record at the close of business on May 11, 2020. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

Off-Balance Sheet Arrangements

For information on our obligations with respect to letters of credit and performance bonds see Note 10 (“Long-Term Debt”) and Note 21 (“Commitments and Contingencies”), respectively, to our Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our 2019 Form 10-K. Our exposures as of March 31, 2020 have not changed materially since December 31, 2019.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of March 31, 2020 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors

The following risk factors became significant to us in the first quarter of 2020 and should be read in conjunction with the risk factors previously disclosed in our 2019 Form 10-K.

The COVID-19 pandemic is expected to significantly reduce demand for our services, and may have a material adverse impact on our financial condition, results of operations and cash flows.

The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have resulted in a significant and swift reduction in U.S. economic activity. These effects have materially adversely affected the demand for oil and, to a lesser extent, natural gas, and are expected to have a negative impact on demand for our services and products. The collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply, is expected to adversely impact the demand for our services, which in turn could adversely impact our financial condition, results of operations and cash flows.

While the magnitude and duration of potential social, economic and labor instability as a direct result of the COVID-19 pandemic cannot be estimated at this time, we are closely monitoring the effects of the pandemic on commodity demands and on our customers, as well as on our operations and employees. These effects may include adverse revenue and net income effects; disruptions to our operations and supply chain; customer shutdowns of oil and gas exploration and production; employee impacts from illness, school closures and other community response measures; and temporary inaccessibility or closures of our facilities or the facilities of our customers and suppliers.

The extent to which our operating and financial results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus. The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the other risk factors that we identify in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The COVID-19 pandemic also may materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.

Our ability to use NOLs to offset future income may be limited.

Our ability to use any NOLs generated by us could be substantially limited if we were to experience an “ownership change” as defined under Section 382 of the Code. In general, an “ownership change” would occur if our “5-percent stockholders,” as defined under Section 382 of the Code, including certain groups of persons treated as “5-percent stockholders,” collectively increased their ownership in us by more than 50 percentage points over a rolling three-year period. An ownership change can occur as a result of a public offering of our common stock, as well as through secondary market purchases of our common stock and certain types of reorganization transactions. We have experienced ownership changes, which may result in an annual limitation on the use of its pre-ownership change NOLs (and certain other losses and/or credits) equal to the equity value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurs. Market volatility due to reduced demand from the COVID-19 pandemic and oil oversupply may cause increased interest in our common stock, which may result in an additional ownership change. Due to the COVID-19 pandemic, the U.S. Federal Reserve has lowered the long-term tax-exempt rate. Additionally, our equity value has decreased due to the above-mentioned impacts of the COVID-19 pandemic and oil oversupply. Both of these changes could further limit our use of pre-ownership change NOLs if we experienced an additional ownership change. Furthermore, the IRS has recently proposed regulations that would prevent us from using unrealized built-in gains to increase this limitation. If these regulations were finalized and we experienced an ownership change our ability to use our NOLs may be limited. Such a limitation could, for any given year, have the effect of increasing the amount of our U.S. federal income tax liability, which would negatively impact the amount of after-tax cash available for distribution to our stockholders and our financial condition.

Item 2. Unregistered Sales of Equity Securities

The following table summarizes our repurchases of equity securities during the three months ended March 31, 2020:

Maximum
Number of Shares
			Total Number of	That May Yet be
		Average	Shares Purchased	Purchased Under
	Total Number	Price	as Part of Publicly	the Publicly
	of Shares	Paid per	Announced Plans	Announced Plans
	Repurchased (1)	Share	or Programs	or Programs
January 1, 2020 — January 31, 2020	90,594	$8.82	N/A	N/A
February 1, 2020 — February 29, 2020	—	—	N/A	N/A
March 1, 2020 — March 31, 2020	—	—	N/A	N/A
Total	90,594	$8.82	N/A	N/A
(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with the vesting of restricted stock awards during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1

Asset Purchase Agreement, dated as of June 23, 2019, by and among Archrock Services, L.P., Archrock, Inc. and Elite Compression Services, LLC, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on June 24, 2019

2.2

Asset Purchase Agreement, dated as of June 23, 2019, by and between Archrock Services, L.P. and Harvest Four Corners, LLC, incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed on June 24, 2019

3.1

Composite Certificate of Incorporation of Archrock, Inc. (as amended as of November 3, 2015), incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

3.2	Third Amended and Restated Bylaws of Exterran Holdings, Inc. (now Archrock, Inc.), incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2013
4.1

Indenture, dated as of March 21, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on March 21, 2019

4.2

Indenture, dated as of December 20, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 20, 2019

10.1

Separation Agreement, dated effective as of January 31, 2020 between Archrock, Inc. and Sean K. Clawges, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8 K filed on February 11, 2020

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

May 5, 2020