Form 10-Q
period 2020-06-30
Archrock, Inc.
filed 2020-07-31
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Number of shares of the common stock of the registrant outstanding as of July 24, 2020: 152,949,352 shares.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2013 Plan	Archrock, Inc. 2013 Stock Incentive Plan
2019 Form 10-K	Archrock, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019
2020 Plan	Archrock, Inc. 2020 Stock Incentive Plan
2021 Notes	$350.0 million of 6% senior notes due April 2021, issued in March 2013
2022 Notes	$350.0 million of 6% senior notes due October 2022, issued in April 2014
2027 Notes	$500.0 million of 6.875% senior notes due April 2027, issued in March 2019
2028 Notes	$500.0 million of 6.25% senior notes due April 2028, issued in December 2019
AETR	Annual effective tax rate
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly-owned subsidiaries
ASC 606 Revenue	Accounting Standards Codification Topic 606 Revenue from Contracts with Customers
ASC 842 Leases	Accounting Standards Codification Topic 842 Leases
ASU 2016-13	Accounting Standards Update No. 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2018-13	Accounting Standards Update No. 2018-13—Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement
ASU 2019-12	Accounting Standards Update No. 2019-12—Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes
ASU 2020-04	Accounting Standards Update No. 2020-04—Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, Public Law No. 116-136, a tax stimulus and economic stabilization bill signed into law on March 27, 2020
COVID-19	Coronavirus disease 2019
Credit Facility

$1.25 billion asset-based revolving credit facility due November 2024, as governed by Amendment No. 2 to Credit Agreement, dated November 8, 2019, which amended that Credit Agreement, dated as of March 30, 2017

EBITDA	Earnings before interest, taxes, depreciation and amortization
Elite Acquisition	Transaction completed on August 1, 2019 pursuant to the Asset Purchase Agreement entered into with Elite Compression on June 23, 2019
Elite Compression	Elite Compression Services, LLC
ERP	Enterprise Resource Planning
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	Condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
GAAP	U.S. generally accepted accounting principles
Hilcorp	Hilcorp Energy Company
JDH Capital	JDH Capital Holdings, L.P.
LIBOR	London Interbank Offered Rate
March 2020 Disposition	Sale completed in March 2020 of certain contract operations customer service agreements, compressors and other assets
NOL	Net operating loss
OTC	Over-the-counter, as related to aftermarket services parts and components
Partnership	Archrock Partners, L.P., together with its subsidiaries
PDVSA	PDVSA Gas, S.A.
ROU	Right-of-use, as related to the lease model under ASC 842 Leases
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCHROCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$2,205	$3,685
Accounts receivable, trade, net of allowance of $3,630 and $2,210, respectively	124,587	144,865
Inventory	70,991	74,467
Other current assets	11,106	9,186
Total current assets	208,889	232,203
Property, plant and equipment, net	2,486,074	2,559,398
Operating lease ROU assets	20,203	17,901
Goodwill, net	—	100,598
Intangible assets, net	69,603	77,471
Contract costs, net	37,055	42,927
Deferred tax assets	63,975	36,642
Other assets	30,285	29,934
Noncurrent assets associated with discontinued operations	12,309	12,901
Total assets	$2,928,393	$3,109,975

Liabilities and Equity
Current liabilities:
Accounts payable, trade	$35,545	$60,215
Accrued liabilities	78,936	67,845
Deferred revenue	5,598	10,683
Total current liabilities	120,079	138,743
Long-term debt	1,807,937	1,842,549
Operating lease liabilities	17,993	16,094
Deferred tax liabilities	1,017	1,289
Other liabilities	21,965	16,829
Noncurrent liabilities associated with discontinued operations	8,529	8,508
Total liabilities	1,977,520	2,024,012
Commitments and contingencies (Note 20)
Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 159,810,336 and 158,636,918 shares issued, respectively	1,598	1,587
Additional paid-in capital	3,419,512	3,412,509
Accumulated other comprehensive loss	(6,908)	(1,387)
Accumulated deficit	(2,380,626)	(2,244,877)
Treasury stock: 6,860,984 and 6,702,602 common shares, at cost, respectively	(82,703)	(81,869)
Total equity	950,873	1,085,963
Total liabilities and equity	$2,928,393	$3,109,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Contract operations	$187,949	$186,258	$394,923	$368,765
Aftermarket services	32,367	52,132	75,090	105,784
Total revenue	220,316	238,390	470,013	474,549
Cost of sales (excluding depreciation and amortization):
Contract operations	63,390	70,521	142,041	145,256
Aftermarket services	28,686	42,215	63,677	86,117
Total cost of sales (excluding depreciation and amortization)	92,076	112,736	205,718	231,373
Selling, general and administrative	28,745	28,618	59,371	57,607
Depreciation and amortization	48,849	45,482	98,671	89,588
Long-lived asset impairment	55,210	8,632	61,405	11,724
Goodwill impairment	—	—	99,830	—
Restatement and other charges	—	24	—	445
Restructuring charges	2,408	—	4,136	—
Interest expense	25,778	25,954	55,443	49,571
Debt extinguishment loss	3,971	3,653	3,971	3,653
Transaction-related costs	—	2,687	—	2,867
(Gain) loss on sale of assets, net	2,189	(1,801)	(1,927)	(1,785)
Other income, net	(438)	(209)	(993)	(430)
Income (loss) before income taxes	(38,472)	12,614	(115,612)	29,936
Provision for (benefit from) income taxes	(8,091)	1,191	(24,044)	(1,216)
Income (loss) from continuing operations	(30,381)	11,423	(91,568)	31,152
Loss from discontinued operations, net of tax	—	—	—	(273)
Net income (loss)	$(30,381)	$11,423	$(91,568)	$30,879

Basic and diluted net income (loss) per common share	$(0.20)	$0.09	$(0.61)	$0.24

Weighted average common shares outstanding:
Basic	150,743	128,328	150,628	128,261
Diluted	150,743	128,354	150,628	128,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(30,381)	$11,423	$(91,568)	$30,879
Other comprehensive income (loss), net of tax:
Interest rate swap gain (loss), net of reclassifications to earnings	265	(5,320)	(5,521)	(8,545)
Total other comprehensive income (loss)	265	(5,320)	(5,521)	(8,545)
Comprehensive income (loss)	$(30,116)	$6,103	$(97,089)	$22,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share and per share amounts)

(unaudited)

				Accumulated
	Common		Additional	Other		Treasury
	Stock		Paid-in	Comprehensive	Accumulated	Stock
	Amount	Shares	Capital	Income (Loss)	Deficit	Amount	Shares	Total
Balance at March 31, 2019	$1,369	136,876,352	$3,180,546	$2,548	$(2,261,452)	$(80,719)	(6,484,075)	$842,292
Cash dividends ($0.132 per common share)					(17,206)			(17,206)
Shares issued in employee stock purchase plan		19,073	189					189
Stock-based compensation, net of forfeitures		3,872	1,512				(93,483)	1,512
Comprehensive income
Net income					11,423			11,423
Interest rate swap loss, net of reclassifications to earnings				(5,320)				(5,320)
Balance at June 30, 2019	$1,369	136,899,297	$3,182,247	$(2,772)	$(2,267,235)	$(80,719)	(6,577,558)	$832,890

Balance at March 31, 2020	$1,598	159,756,498	$3,415,784	$(7,173)	$(2,328,069)	$(82,668)	(6,830,407)	$999,472
Treasury stock purchased						(35)	(5,563)	(35)
Cash dividends ($0.145 per common share)					(22,176)			(22,176)
Shares issued in employee stock purchase plan		53,838	165					165
Stock-based compensation, net of forfeitures			2,885				(25,014)	2,885
Contribution from Exterran Corporation			678					678
Comprehensive loss
Net loss					(30,381)			(30,381)
Interest rate swap gain, net of reclassifications to earnings				265				265
Balance at June 30, 2020	$1,598	159,810,336	$3,419,512	$(6,908)	$(2,380,626)	$(82,703)	(6,860,984)	$950,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

				Accumulated
	Common		Additional	Other		Treasury
	Stock		Paid-in	Comprehensive	Accumulated	Stock
	Amount	Shares	Capital	Income (Loss)	Deficit	Amount	Shares	Total
Balance at December 31, 2018	$1,358	135,787,509	$3,177,982	$5,773	$(2,263,677)	$(79,862)	(6,381,605)	$841,574
Treasury stock purchased						(857)	(87,036)	(857)
Cash dividends ($0.264 per common share)					(34,437)			(34,437)
Shares issued in employee stock purchase plan		48,801	407					407
Stock-based compensation, net of forfeitures	11	1,062,987	3,858				(108,917)	3,869
Comprehensive income
Net income					30,879			30,879
Interest rate swap loss, net of reclassifications to earnings				(8,545)				(8,545)
Balance at June 30, 2019	$1,369	136,899,297	$3,182,247	$(2,772)	$(2,267,235)	$(80,719)	(6,577,558)	$832,890

Balance at December 31, 2019	$1,587	158,636,918	$3,412,509	$(1,387)	$(2,244,877)	$(81,869)	(6,702,602)	$1,085,963
Treasury stock purchased						(834)	(96,157)	(834)
Cash dividends ($0.290 per common share)					(44,347)			(44,347)
Shares issued in employee stock purchase plan	1	110,255	366					367
Stock-based compensation, net of forfeitures	10	1,063,163	5,959				(62,225)	5,969
Contribution from Exterran Corporation			678					678
Impact of ASU 2016-13 adoption					166			166
Comprehensive loss
Net loss					(91,568)			(91,568)
Interest rate swap loss, net of reclassifications to earnings				(5,521)				(5,521)
Balance at June 30, 2020	$1,598	159,810,336	$3,419,512	$(6,908)	$(2,380,626)	$(82,703)	(6,860,984)	$950,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(91,568)	$30,879
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	273
Depreciation and amortization	98,671	89,588
Long-lived asset impairment	61,405	11,724
Goodwill impairment	99,830	—
Inventory write-downs	695	492
Amortization of operating lease ROU assets	1,627	1,425
Amortization of deferred financing costs	2,856	3,041
Amortization of debt discount	187	545
Debt extinguishment loss	3,971	3,653
Interest rate swaps	928	(802)
Stock-based compensation expense	5,778	3,869
Non-cash restructuring charges	162	—
Provision for credit losses	2,282	335
(Gain) loss on sale of assets, net	1,245	(1,785)
Gain on March 2020 Disposition	(3,172)	—
Deferred income tax benefit	(24,117)	(1,819)
Amortization of contract costs	13,656	10,724
Deferred revenue recognized in earnings	(12,762)	(25,227)
Changes in assets and liabilities:
Accounts receivable, trade	17,569	(5,015)
Inventory	2,615	2,160
Other assets	(4,268)	12,817
Contract costs, net	(8,129)	(14,128)
Accounts payable and other liabilities	(10,829)	6,102
Deferred revenue	8,253	19,747
Other	189	65
Net cash provided by operating activities	167,074	148,663
Cash flows from investing activities:
Capital expenditures	(113,289)	(234,972)
Proceeds from March 2020 Disposition	24,179	—
Proceeds from sale of property, plant and equipment and other assets	5,071	21,954
Proceeds from insurance and other settlements	1,351	676
Net cash used in investing activities	(82,688)	(212,342)
Cash flows from financing activities:
Borrowings of long-term debt	722,500	1,254,000
Repayments of long-term debt	(762,500)	(1,151,000)
Payments for debt issuance costs	(943)	(8,829)
Proceeds from (payments for) settlement of interest rate swaps that include financing elements	(787)	800
Dividends paid to stockholders	(44,347)	(34,437)
Proceeds from stock issued under employee stock purchase plan	367	407
Purchases of treasury stock	(834)	(857)
Contribution from Exterran Corporation	678	—
Net cash provided by (used in) financing activities	(85,866)	60,084
Net decrease in cash and cash equivalents	(1,480)	(3,595)
Cash and cash equivalents, beginning of period	3,685	5,610
Cash and cash equivalents, end of period	$2,205	$2,015

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

The following table summarizes the changes in our allowance for credit losses balance during the six months ended June 30, 2020 (in thousands):

Balance at December 31, 2019	$2,210
Impact of adoption of ASU 2016-13 on January 1, 2020	(216)
Provision for credit losses	2,282
Write-offs charged against allowance	(646)
Balance at June 30, 2020	$3,630

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

3. Business Transactions

March 2020 Disposition

On March 1, 2020, we completed the sale of certain contract operations customer service agreements and approximately 200 compressors, comprising approximately 35,000 horsepower, used to provide compression services under those agreements as well as other assets used to support the operations. We allocated customer and contract-related intangible assets and goodwill based on a ratio of the horsepower sold relative to the total horsepower of the asset group. We recognized a gain on the sale of $3.2 million in gain (loss) on sale of assets, net in our condensed consolidated statements of operations during the six months ended June 30, 2020.

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

Unaudited Pro Forma Financial Information

Unaudited pro forma financial information for the three and six months ended June 30, 2019 was derived by adjusting our historical financial statements in order to give effect to the assets and liabilities acquired in the Elite Acquisition. The Elite Acquisition is presented in this unaudited pro forma financial information as though the acquisition occurred as of January 1, 2019, and reflects the following:

●	the acquisition of substantially all of Elite Compression’s assets, including a compression fleet of approximately 430,000 horsepower, vehicles, real property and inventory, and certain liabilities; and
●	borrowings of $214.0 million under the Credit Facility for cash consideration exchanged in the acquisition; and
●	the exclusion of $2.5 million of financial advisory, legal and other professional fees incurred related to the acquisition and recorded to transaction-related costs in our condensed consolidated statements of operations during each of the three and six months ended June 30, 2019.

The unaudited pro forma financial information below is presented (in thousands) for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Revenue	$257,706	$512,271
Net income	15,250	36,220

The results of operations attributable to the assets and liabilities acquired in the Elite Acquisition have been included in our condensed consolidated financial statements as part of our contract operations segment since the date of acquisition.

4. Discontinued Operations

In 2015 we completed the Spin-off. In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation which include, but are not limited to, the separation and distribution agreement and the tax matters agreement.

The separation and distribution agreement specifies our right to promptly receive payments from Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation from PDVSA in respect of the sale of Exterran Corporation’s previously-nationalized assets after such amounts are collected by Exterran Corporation. During the three months ended June 30, 2020, we received $0.7 million from Exterran Corporation pursuant to this term of the separation and distribution agreement. We also entered into an assignment from Exterran Corporation so that any future payments by PDVSA would be received directly by us.

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

As of both June 30, 2020 and December 31, 2019, we had $8.5 million of unrecognized tax benefits (including interest and penalties) related to Exterran Corporation operations prior to the Spin-off recorded to noncurrent liabilities associated with discontinued operations in our condensed consolidated balance sheets. We had an offsetting indemnification asset of $8.5 million related to these unrecognized tax benefits recorded to noncurrent assets associated with discontinued operations as of both June 30, 2020 and December 31, 2019.

The following table presents the balance sheet for our discontinued operations (in thousands):

	June 30, 2020	December 31, 2019
Other assets	$8,529	$8,508
Deferred tax assets	3,780	4,393
Total assets associated with discontinued operations	$12,309	$12,901

Deferred tax liabilities	$8,529	$8,508
Total liabilities associated with discontinued operations	$8,529	$8,508

The following table presents the statements of operations for our discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Other income, net	$(10)	$—	$(20)	$(1,432)
Provision for income taxes	10	—	20	1,705
Loss from discontinued operations, net of tax	$—	$—	$—	$(273)

5. Inventory

Inventory consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Parts and supplies	$64,774	$66,121
Work in progress	6,217	8,346
Inventory	$70,991	$74,467

6. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Compression equipment, facilities and other fleet assets	$3,505,096	$3,653,930
Land and buildings	51,236	50,743
Transportation and shop equipment	116,980	116,057
Computer hardware and software	94,613	93,695
Other	18,295	15,308
Property, plant and equipment	3,786,220	3,929,733
Accumulated depreciation	(1,300,146)	(1,370,335)
Property, plant and equipment, net	$2,486,074	$2,559,398

7. Goodwill

Our goodwill was recognized in connection with the Elite Acquisition and represents the excess of consideration transferred over the fair value of the assets and liabilities acquired. All of the goodwill was allocated to our contract operations reporting unit. We review the carrying amount of our goodwill in the fourth quarter of every year, or whenever indicators of potential impairment exist, to determine if the carrying amount of our contract operations reporting unit exceeds its fair value, including the goodwill. Beginning in the first quarter of 2020, the COVID-19 pandemic caused a significant deterioration in global macroeconomic conditions, including a collapse in the demand for oil coupled with an oversupply of oil, which commenced substantial spending cuts by our customers and a decline in production. This global response to the pandemic significantly impacted our market capitalization and estimates of future revenues and cash flows, which triggered the need to perform a quantitative test of the fair value of our contract operations reporting unit as of March 31, 2020. The quantitative test determined that the carrying amount of our contract operations reporting unit exceeded its fair value and we recorded a full impairment loss on goodwill in the first quarter as a result.

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

The following table presents the change in the carrying amount of goodwill during the six months ended June 30, 2020 (in thousands):

Balance at December 31, 2019	$100,598
Dispositions	(768)
Impairment loss	(99,830)
Balance at June 30, 2020	$—

8. Hosting Arrangements

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

Certain costs incurred for the implementation of our hosting arrangements that are service contracts are capitalized and amortized on a straight-line basis over the term of the respective contract. Amortization begins in the period in which an individual component becomes ready for its intended use. As of June 30, 2020 and December 31, 2019, we capitalized $7.7 million and $5.5 million, respectively, of implementation costs related to our hosting arrangements that are service contracts to other assets in our condensed consolidated balance sheets. Accumulated amortization was $0.1 million at June 30, 2020. We recorded $0.1 million of amortization expense to SG&A in our condensed consolidated statements of operations during each of the three and six months ended June 30, 2020.

9. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Credit Facility	$823,000	$513,000

2028 Notes	500,000	500,000
Less: Deferred financing costs, net of amortization	(7,603)	(8,090)
	492,397	491,910

2027 Notes	500,000	500,000
Less: Deferred financing costs, net of amortization	(7,460)	(7,999)
	492,540	492,001

2022 Notes	—	350,000
Less: Debt discount, net of amortization	—	(2,046)
Less: Deferred financing costs, net of amortization	—	(2,316)
	—	345,638

Long-term debt	$1,807,937	$1,842,549

Credit Facility

As of June 30, 2020, there were $12.4 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.5%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 2.7% and 4.3% at June 30, 2020 and December 31, 2019, respectively. We incurred $0.4 million and $0.6 million in commitment fees on the daily unused amount of the Credit Facility during the three months ended June 30, 2020 and 2019, respectively, and $1.1 million during each of the six months ended June 30, 2020 and 2019.

We must maintain certain consolidated financial ratios as defined in our Credit Facility agreement. As of June 30, 2020, the ratio requirements did not constrain our undrawn capacity and as such, $414.6 million was available for additional borrowings. As of June 30, 2020, we were in compliance with all covenants under the Credit Facility agreement.

2022 Notes Redemption

On April 1, 2020, the 2022 Notes were redeemed at 100% of their $350.0 million aggregate principal amount plus accrued and unpaid interest of $10.5 million with borrowings from the Credit Facility. A debt extinguishment loss of $4.0 million related to the redemption was recognized during the three and six months ended June 30, 2020.

10. Accumulated Other Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of changes in the fair value of our interest rate swap derivative instruments, net of tax, which are designated as cash flow hedges.

The following table presents the changes in accumulated other comprehensive income (loss) of our derivative cash flow hedges, net of tax, during the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Beginning accumulated other comprehensive income (loss)	$(7,173)	$2,548	$(1,387)	$5,773
Loss recognized in other comprehensive income (loss), net of tax benefit of $155, $0, $1,745 and $0, respectively (1)	(583)	(4,529)	(6,566)	(6,828)
(Gain) loss reclassified from accumulated other comprehensive income (loss) to interest expense, net of tax benefit of $225, $0, $277 and $0, respectively (1)	848	(791)	1,045	(1,717)
Other comprehensive income (loss)	265	(5,320)	(5,521)	(8,545)
Ending accumulated other comprehensive loss	$(6,908)	$(2,772)	$(6,908)	$(2,772)
(1)	Includes adjustments of $1.1 million and $1.8 million related to an increase in the valuation allowance recorded to offset the tax effect of other comprehensive loss recorded during the three and six months ended June 30, 2019, respectively.

See Note 17 (“Derivatives”) for further details on our interest rate swap derivative instruments.

11. Equity

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2020 and 2019:

	Declared Dividends	Dividends Paid
	per Common Share	(in thousands)
2020
Q1	$0.145	$22,171
Q2	0.145	22,176

2019
Q1	$0.132	$17,231
Q2	0.132	17,206
Q3	0.145	22,062
Q4	0.145	22,031

On July 29, 2020, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock to be paid on August 14, 2020 to stockholders of record at the close of business on August 10, 2020.

12. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers disaggregated by revenue source (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Contract operations (1):
0 - 1,000 horsepower per unit	$57,728	$63,683	$124,468	$127,422
1,001 - 1,500 horsepower per unit	78,026	75,598	162,878	149,938
Over 1,500 horsepower per unit	51,618	45,969	106,209	89,394
Other (2)	577	1,008	1,368	2,011
Total contract operations (3)	187,949	186,258	394,923	368,765

Aftermarket services (1):
Services	19,081	33,281	44,531	66,802
OTC parts and components sales	13,286	18,851	30,559	38,982
Total aftermarket services (4)	32,367	52,132	75,090	105,784

Total revenue	$220,316	$238,390	$470,013	$474,549
(1)	We operate in two segments: contract operations and aftermarket services. See Note 22 (“Segments”) for further details regarding our segments.
(2)	Primarily relates to fees associated with owned non-compression equipment.
(3)	Includes $1.5 million and $2.2 million for the three months ended June 30, 2020 and 2019, respectively, and $3.1 million and $4.4 million for the six months ended June 30, 2020 and 2019, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(4)	All service revenue within aftermarket services is recognized over time. All OTC parts and components sales revenue is recognized at a point in time.

Performance Obligations

As of June 30, 2020, we had $416.8 million of remaining performance obligations related to our contract operations segment. We do not consider the effects of the time value of money, as the expected time between the transfer of services and payment for such services is less than one year. Our remaining performance obligations will be recognized through 2025 as follows (in thousands):

	2020	2021	2022	2023	2024	2025	Total
Remaining performance obligations	$172,639	$170,084	$65,438	$7,532	$1,030	$79	$416,802

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Contract Assets and Liabilities

As of June 30, 2020 and December 31, 2019, our receivables from contracts with customers, net of allowance for credit losses, were $118.8 million and $139.4 million, respectively.

Freight billings to customers for the transport of compression assets, customer-specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. As of June 30, 2020 and December 31, 2019, our contract liabilities were $6.9 million and $11.4 million, respectively, which were included in deferred revenue and other liabilities in our condensed consolidated balance sheets. The decrease in the contract liability balance during the six months ended June 30, 2020 was primarily due to $12.8 million recognized as revenue during the period, partially offset by revenue deferral of $8.3 million, each primarily related to freight billings and milestone billings on aftermarket services.

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

In the first quarter of 2020, we determined that the impairment of our contract operations reporting unit’s goodwill was an indicator of potential impairment of the carrying amount of our long-lived assets, including our compressor fleet and associated customer and contract-based intangible assets. Accordingly, we performed a quantitative impairment test of our long-lived assets, by which we determined that they were not also impaired. No similar impairment has been indicated subsequent to the first quarter.

The following table presents the results of our impairment review as recorded to our contract operations segment (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Idle compressors retired from the active fleet	450	160	535	180
Horsepower of idle compressors retired from the active fleet	184,000	41,000	207,000	56,000
Impairment recorded on idle compressors retired from the active fleet	$55,210	$8,632	$61,405	$11,724

14. Restructuring Charges

During the first quarter of 2020, we completed a series of restructuring activities to further streamline our organization and more fully align our teams to improve our customer service and profitability. We began additional restructuring activities in the second quarter in response to the decreased activity level of our customers that resulted from the COVID-19 pandemic. We incurred severance costs of $2.4 million and $4.1 million during the three and six months ended June 30, 2020, respectively, which are reflected as restructuring charges in our condensed consolidated statements of operations.

The following table presents the changes to our accrued liability balance related to restructuring charges during the six months ended June 30, 2020 (in thousands):

Balance at December 31, 2019	$—
Severance costs	3,974
Non-cash expense	162
Payments	(2,885)
Balance at June 30, 2020	$1,251

The following table presents, by segment, the restructuring charges incurred during the three and six months ended June 30, 2020 (in thousands):

	Contract	Aftermarket
	Operations	Services	Other (1)	Total
Three months ended June 30, 2020	$1,386	$286	$736	$2,408
Six months ended June 30, 2020	1,864	911	1,361	4,136
(1)	Represents expense incurred within our corporate function and not directly attributable to our segments.

We are not currently able to estimate the amount of total costs to be incurred related to the restructuring activities commenced as a result of the COVID-19 pandemic, as the magnitude and duration of the pandemic and its impact on our operations remain difficult to predict.

15. Income Taxes

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

Effective Tax Rate

We have historically calculated the provision for (benefit from) income taxes during interim reporting periods by applying a full year estimated AETR to income (loss) before income taxes, excluding infrequent or unusual discrete items, for the reporting period. For the six months ended June 30, 2020, we determined that using an AETR would not provide a reliable estimate of income taxes due to small changes in our projected income (loss) before income taxes resulting in significant changes in the estimated AETR. Thus, we concluded to use a discrete effective tax rate, which treats the year-to-date period as an annual period, to calculate income taxes for the six months ended June 30, 2020. The resulting year-to date effective tax rate for the six months ended June 30, 2020 did not significantly differ from our statutory rate. We will continue to evaluate interim income tax estimates using an estimated AETR in subsequent quarters and will only use a discrete effective tax rate if warranted.

Unrecognized Tax Benefits

As of June 30, 2020, we believe it is reasonably possible that $2.7 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to June 30, 2021 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

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

The following table shows the calculation for net income (loss) attributable to common stockholders, which is used in the calculation of basic and diluted net income (loss) per common share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income (loss) from continuing operations	$(30,381)	$11,423	$(91,568)	$31,152
Loss from discontinued operations, net of tax	—	—	—	(273)
Net income (loss)	(30,381)	11,423	(91,568)	30,879
Less: Net income attributable to participating securities	(321)	(261)	(643)	(574)
Net income (loss) attributable to common stockholders	$(30,702)	$11,162	$(92,211)	$30,305

The following table shows the potential shares of common stock that were included in computing diluted net income (loss) per common share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted average common shares outstanding including participating securities	152,937	130,330	152,750	130,276
Less: Weighted average participating securities outstanding	(2,194)	(2,002)	(2,122)	(2,015)
Weighted average common shares outstanding used in basic net income (loss) per common share	150,743	128,328	150,628	128,261
Net dilutive potential common shares issuable:
On exercise of options and vesting of performance-based restricted stock units	—	25	—	33
On settlement of employee stock purchase plan shares	—	1	—	3
Weighted average common shares outstanding used in diluted net income (loss) per common share	150,743	128,354	150,628	128,297

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income (loss) per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
On exercise of options where exercise price is greater than average market value for the period	95	154	111	154
On exercise of options and vesting of performance-based restricted stock units	57	—	57	—
On settlement of employee stock purchase plan shares	22	—	25	—
Net dilutive potential common shares issuable	174	154	193	154

17. Derivatives

We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes.

As of June 30, 2020, we had $300.0 million notional value of interest rate swaps outstanding, which expire in March 2022 and were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. The counterparties to our derivative agreements are major financial institutions. We monitor the credit quality of these financial institutions and do not expect nonperformance by any counterparty, although such nonperformance could have a material adverse effect on us. We have no collateral posted for the derivative instruments.

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

We expect the hedging relationship to be highly effective as the interest rate swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate. We perform quarterly qualitative prospective and retrospective hedge effectiveness assessments unless facts and circumstances related to the hedging relationships change such that we can no longer assert qualitatively that the cash flow hedge relationships were and continue to be highly effective. We estimate that $4.7 million of the deferred pre-tax loss attributable to interest rate swaps included in accumulated other comprehensive loss at June 30, 2020 will be reclassified into earnings as interest expense at then-current values during the next 12 months as the underlying hedged transactions occur.

As of June 30, 2020, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%.

The following table presents the effect of our derivative instruments designated as cash flow hedging instruments on our condensed consolidated balance sheets (in thousands):

	June 30, 2020	December 31, 2019
Other current assets	$—	$12
Total derivative assets	$—	$12

Accrued liabilities	$4,747	$593
Other liabilities	3,999	1,175
Total derivative liabilities	$8,746	$1,768

The following tables present the effect of our derivative instruments designated as cash flow hedging instruments on our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Pre-tax loss recognized in other comprehensive income (loss)	$(738)	$(4,529)	$(8,311)	$(6,828)
Pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(1,073)	791	(1,322)	1,717
Total amount of interest expense in which the effects of cash flow hedges are recorded	25,778	25,954	55,443	49,571

See Note 10 (“Accumulated Other Comprehensive Income (Loss)”) and Note 18 (“Fair Value Measurements”) for further details on our derivative instruments.

18. Fair Value Measurements

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

	June 30, 2020	December 31, 2019
Derivative asset	$—	$12
Derivative liability	8,746	1,768

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Goodwill

In the first quarter of 2020, we determined that the significant deterioration in global macroeconomic conditions caused by the COVID-19 pandemic was an indicator of potential impairment of our goodwill, and we performed a quantitative impairment test as of March 31, 2020 that resulted in a $99.8 million impairment of our goodwill. Significant estimates used in our impairment analysis included cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples, which are Level 3 inputs. See Note 7 (“Goodwill”) for further details of the valuation methodology used in connection with the goodwill impairment.

Compressors

During the six months ended June 30, 2020, we recorded nonrecurring fair value measurements related to our idle and previously-culled compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3.

The fair value of our impaired compressors as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
Impaired compressors	$2,324	$5,859

The unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compressors being measured. Additional quantitative information related to our significant unobservable inputs as of June 30, 2020 follows:

	Range	Weighted Average
Estimated net sale proceeds (1)	$0 - $372 per horsepower	$21 per horsepower
(1)	Weighted average is calculated based on an estimated discount for market liquidity of 77%.

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

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows (in thousands):

	June 30, 2020	December 31, 2019
Carrying amount of fixed rate debt (1)	$984,937	$1,329,549
Fair value of fixed rate debt	932,000	1,400,000
(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 9 (“Long-Term Debt”).

19. Stock-Based Compensation

Stock-based compensation expense consisted of the following during the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Equity awards	$2,772	$1,512	$5,778	$3,869
Liability awards	842	640	294	1,606
Total stock-based compensation expense	$3,614	$2,152	$6,072	$5,475

The following table presents restricted stock, restricted stock unit, performance-based restricted stock unit and cash-settled performance unit activity during the six months ended June 30, 2020 (shares in thousands):

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Non-vested awards, December 31, 2019	2,022	$10.25
Granted	1,412	9.47
Vested	(358)	9.45
Canceled	(59)	10.18
Non-vested awards, June 30, 2020 (1)	3,017	9.98
(1)	Non-vested awards as of June 30, 2020 are comprised of 529,000 cash-settled restricted stock units and cash-settled performance units and 2,488,000 restricted stock and stock-settled performance units.

As of June 30, 2020, we expect $18.9 million of unrecognized compensation cost related to unvested restricted stock, stock-settled restricted stock units, performance units, cash-settled restricted stock units and cash-settled performance units to be recognized over the weighted average period of 2.0 years.

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

20. Commitments and Contingencies

Performance Bonds

In the normal course of business we have issued performance bonds to various state authorities that ensure payment of certain obligations. We have also issued a bond to protect our 401(k) retirement plan against losses caused by acts of fraud or dishonesty. The bonds have expiration dates in 2020 through the fourth quarter of 2022 and maximum potential future payments of $2.2 million. As of June 30, 2020, we were in compliance with all obligations to which the performance bonds pertain.

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of June 30, 2020 and December 31, 2019, we accrued $2.6 million and $2.5 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. The tax contingencies mentioned above relate to tax matters for which we are responsible in managing the audit. As of June 30, 2020 and December 31, 2019, we had an indemnification liability (including penalties and interest), in addition to the tax contingency above, of $1.6 million and $2.8 million, respectively, for our share of non-income-based tax contingencies related to audits being managed by Exterran Corporation.

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

21. Related Party Transactions

In connection with the closing of the Elite Acquisition, we issued 21.7 million shares of our common stock to JDH Capital, an affiliate of our customer Hilcorp. As long as JDH Capital, together with affiliates of Hilcorp, owns at least 7.5% of our outstanding common stock, it will have the right to designate one director to our Board of Directors. In August 2019, Jeffery D. Hildebrand, founder and executive chairman of Hilcorp, was elected to our Board of Directors. Mr. Hildebrand receives no compensation for his role as a director. As of June 30, 2020, JDH Capital owned 14.2% of our outstanding common stock.

Revenue from Hilcorp and affiliates was $10.2 million and $4.9 million during the three months ended June 30, 2020 and 2019, respectively, and $20.8 million and $10.4 million during the six months ended June 30, 2020 and 2019, respectively. Accounts receivable, net due from Hilcorp and affiliates was $4.0 million and $5.1 million as of June 30, 2020 and December 31, 2019, respectively.

22. Segments

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

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes only sales to external customers.

The following table presents revenue and gross margin by segment during the three and six months ended June 30, 2020 and 2019 (in thousands):

	Contract	Aftermarket
	Operations	Services	Total
Three months ended June 30, 2020
Revenue	$187,949	$32,367	$220,316
Gross margin	124,559	3,681	128,240

Three months ended June 30, 2019
Revenue	$186,258	$52,132	$238,390
Gross margin	115,737	9,917	125,654

Six months ended June 30, 2020
Revenue	$394,923	$75,090	$470,013
Gross margin	252,882	11,413	264,295

Six months ended June 30, 2019
Revenue	$368,765	$105,784	$474,549
Gross margin	223,509	19,667	243,176

The following table reconciles total gross margin to income (loss) before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total gross margin	$128,240	$125,654	$264,295	$243,176
Less:
Selling, general and administrative	28,745	28,618	59,371	57,607
Depreciation and amortization	48,849	45,482	98,671	89,588
Long-lived asset impairment	55,210	8,632	61,405	11,724
Goodwill impairment	—	—	99,830	—
Restatement and other charges	—	24	—	445
Restructuring charges	2,408	—	4,136	—
Interest expense	25,778	25,954	55,443	49,571
Debt extinguishment loss	3,971	3,653	3,971	3,653
Transaction-related costs	—	2,687	—	2,867
(Gain) loss on sale of assets, net	2,189	(1,801)	(1,927)	(1,785)
Other income, net	(438)	(209)	(993)	(430)
Income (loss) before income taxes	$(38,472)	$12,614	$(115,612)	$29,936

23. Subsequent Events

July 2020 Disposition

On July 9, 2020, we completed the sale of the turbocharger business included within our aftermarket services segment. A gain on the sale of approximately $9.0 million will be recognized in the third quarter of 2020.

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

Recent Business Developments

2022 Notes Redemption

On April 1, 2020, we repaid the 2022 Notes with borrowings from our Credit Facility. See Note 9 (“Long-Term Debt”) to our Financial Statements for further details of this transaction.

COVID-19 Pandemic

During the six months ended June 30, 2020, the COVID-19 pandemic caused a deterioration in global macroeconomic conditions, including a collapse in the demand for oil coupled with an oversupply of oil in the first quarter, which commenced substantial spending cuts by our customers and a decline in production in the second quarter. This global response to the pandemic has significantly impacted our market capitalization, revenue and cash flows. Though demand has shown modest improvement in the second quarter as economies have started to reopen, much uncertainty still exists surrounding the timing of a full and sustained recovery.

The key driver of our business is the production of U.S. crude oil and natural gas. Approximately 70% of our operating fleet is deployed for midstream natural gas gathering applications with the remaining fleet being used in wellhead and gas lift applications to enhance oil production. Changes in oil and natural gas production spending therefore typically result in changes in demand for our services. According to the EIA’s July 2020 Short-Term Energy Outlook, both crude oil and dry natural gas production are now expected to decline in 2020 and 2021 as the result of the decrease in demand and commodity prices. U.S. crude oil production is estimated to decrease 5% in 2020 and decline an additional 5% in 2021. U.S. dry natural gas production is estimated to decrease 3% in 2020 and decline an additional 6% in 2021.

Substantial spending cuts for 2020 have been announced by our customers as a result of the significant declines in oil and natural gas prices and demand; however, the timing of the full impact of the spending cuts on production remains difficult to predict, as do the magnitude and duration of the pandemic and resulting economic downturn. In anticipation of lower customer activity levels, we implemented a plan in the second quarter of 2020 to reduce our annual operating, corporate and capital costs by between $75 million and $85 million. Horsepower, utilization and revenue experienced declines in the second quarter and are expected to remain at lower levels through 2020 as compared to 2019 in both our contract operations and aftermarket services businesses.

The impact of the COVID-19 pandemic on our 2020 results is primarily visible in the $99.8 million non-cash impairment of our goodwill and the impairment’s resulting impact on income taxes. Revenue, cost of sales, long-lived asset impairment and restructuring charges were also significantly impacted. See “Financial Results of Operations” below and Note 7 (“Goodwill”), Note 13 (“Long-Lived Asset Impairment”), Note 14 (“Restructuring Charges”) and Note 15 (“Income Taxes”) to our Financial Statements for further discussion.

Operating Highlights

The following table summarizes our available and operating horsepower and utilization (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total available horsepower (at period end)(1)	4,203	4,096	4,203	4,096
Total operating horsepower (at period end)(2)	3,613	3,611	3,613	3,611
Average operating horsepower	3,752	3,587	3,826	3,567
Horsepower utilization:
Spot (at period end)	86%	88%	86%	88%
Average	86%	88%	87%	88%
(1)	Defined as idle and operating horsepower. New compressors completed by a third party manufacturer that have been delivered to us are included in the fleet.
(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

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

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of SG&A, depreciation and amortization, impairments, restatement and other charges, restructuring charges, interest expense, debt extinguishment loss, transaction-related costs, gain (loss) on sale of assets, net, other income (loss), net, provision for (benefit from) income taxes and loss from discontinued operations, net of tax. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(30,381)	$11,423	$(91,568)	$30,879
Selling, general and administrative	28,745	28,618	59,371	57,607
Depreciation and amortization	48,849	45,482	98,671	89,588
Long-lived asset impairment	55,210	8,632	61,405	11,724
Goodwill impairment	—	—	99,830	—
Restatement and other charges	—	24	—	445
Restructuring charges	2,408	—	4,136	—
Interest expense	25,778	25,954	55,443	49,571
Debt extinguishment loss	3,971	3,653	3,971	3,653
Transaction-related costs	—	2,687	—	2,867
(Gain) loss on sale of assets, net	2,189	(1,801)	(1,927)	(1,785)
Other income, net	(438)	(209)	(993)	(430)
Provision for (benefit from) income taxes	(8,091)	1,191	(24,044)	(1,216)
Loss from discontinued operations, net of tax	—	—	—	273
Gross margin	$128,240	$125,654	$264,295	$243,176

Financial Results of Operations

Summary of Results

Revenue. Revenue was $220.3 million and $238.4 million during the three months ended June 30, 2020 and 2019, and $470.0 million and $474.5 million during the six months ended June 30, 2020 and 2019, respectively. The decrease in revenue during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was due to a decrease in revenue from our aftermarket services business.

The decrease in revenue during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was due to a decrease in revenue from our aftermarket services business, which was largely offset by an increase in revenue from our contract operations business.

See “Contract Operations” and “Aftermarket Services” below for further details.

Net income (loss). We had a net loss of $30.4 million and net income of $11.4 million during the three months ended June 30, 2020 and 2019, respectively, and a net loss of $91.6 million and net income of $30.9 million during the six months ended June 30, 2020 and 2019, respectively.

The change from net income to net loss during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily driven by increases in long-lived asset impairment, depreciation and amortization and restructuring charges, a decrease in gross margin from our aftermarket services business and the change in (gain) loss on sale of assets, net, partially offset by the change in provision for (benefit from) income taxes, an increase in gross margin from our contract operations business and a decrease in transaction-related costs.

The change from net income to net loss during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily driven by goodwill impairment of $99.8 million, increases in long-lived asset impairment, depreciation and amortization, interest expense and restructuring charges and a decrease in gross margin from our aftermarket services business, partially offset by increases in benefit from income taxes and gross margin from our contract operations business and a decrease in transaction-related costs.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Contract Operations

(dollars in thousands)

	Three Months Ended
	June 30,		Increase
	2020	2019	(Decrease)
Revenue	$187,949	$186,258	1%
Cost of sales (excluding depreciation and amortization expense)	63,390	70,521	(10)%
Gross margin	$124,559	$115,737	8%
Gross margin percentage (1)	66%	62%	4%
(1)	Defined as gross margin divided by revenue.

During the three months ended June 30, 2020, revenue included the benefit from significant horsepower additions in the second half of 2019, including the Elite Acquisition completed in August 2019, which was partially offset by the disposition of other horsepower in 2019 and in the first half of this year. In addition, revenue decreased as a result of returns of horsepower due to the market downturn and a decrease in contract operations rates. The decrease in rates was driven by customer shifts to standby status and rate concessions given to customers impacted by the COVID-19 pandemic.

Gross margin and gross margin percentage increased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to decreases in costs to mobilize compression packages, maintenance and lube oil expense, which were driven by the decreases in operating horsepower mentioned above. These decreases were partially offset by increases in maintenance and lube oil expense associated with the operating horsepower acquired in the Elite Acquisition.

Aftermarket Services

(dollars in thousands)

	Three Months Ended
	June 30,		Increase
	2020	2019	(Decrease)
Revenue	$32,367	$52,132	(38)%
Cost of sales (excluding depreciation and amortization expense)	28,686	42,215	(32)%
Gross margin	$3,681	$9,917	(63)%
Gross margin percentage	11%	19%	(8)%

The decrease in revenue during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to decreases in service activities and parts sales, which were driven by commodity price declines and customer deferral of maintenance activities as a result of the COVID-19 pandemic.

Gross margin and gross margin percentage decreased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to the decrease in revenue mentioned above and a decrease in cost of sales, which was primarily driven by the decrease in service activities and parts sales.

Costs and Expenses

(dollars in thousands)

	Three Months Ended
	June 30,
	2020	2019
Selling, general and administrative	$28,745	$28,618
Depreciation and amortization	48,849	45,482
Long-lived asset impairment	55,210	8,632
Restatement and other charges	—	24
Restructuring charges	2,408	—
Interest expense	25,778	25,954
Debt extinguishment loss	3,971	3,653
Transaction-related costs	—	2,687
(Gain) loss on sale of assets, net	2,189	(1,801)
Other income, net	(438)	(209)

Selling, general and administrative. SG&A was flat during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 as the result of several offsetting factors. SG&A increased $1.6 million in bad debt expense and $1.1 million in sales and use and miscellaneous taxes. These increases were offset by decreases of $1.2 million in professional expenses, $0.7 million in compensation and benefits and $0.7 million in employee travel and meeting expense.

Depreciation and amortization. The increase in depreciation and amortization expense during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to an increase in depreciation expense associated with fixed assets acquired in the Elite Acquisition as well as other fixed asset additions during 2019, partially offset by a decrease in depreciation expense resulting from assets reaching the end of their depreciable lives as well as the impact of asset impairments and compression asset sales during 2019.

Long-lived asset impairment. During the three months ended June 30, 2020 and 2019, we reviewed the future deployment of our idle compressors for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 13 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review, as recorded to our contract operations segment (dollars in thousands):

	Three Months Ended
	June 30,
	2020	2019
Idle compressors retired from the active fleet	450	160
Horsepower of idle compressors retired from the active fleet	184,000	41,000
Impairment recorded on idle compressors retired from the active fleet	$55,210	$8,632

Restructuring charges. We recorded $2.4 million of severance costs related to restructuring activities during the three months ended June 30, 2020. See Note 14 (“Restructuring Charges”) to our Financial Statements for further details.

Interest expense. The slight decrease in interest expense during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was due to a decrease in the weighted average effective interest rate, which was offset by an increase in the average outstanding balance of long-term debt.

Debt extinguishment loss. We recorded a debt extinguishment loss of $4.0 million during the three months ended June 30, 2020 as a result of the redemption of the 2022 Notes. We recorded a debt extinguishment loss of $3.7 million during the three months ended June 30, 2019 as a result of the redemption of the 2021 Notes. See Note 9 (“Long-Term Debt”) to our Financial Statements for further details.

Transaction-related costs. We incurred $2.7 million of financial advisory, legal and other professional fees during the three months ended June 30, 2019 related primarily to the Elite Acquisition.

(Gain) loss on sale of assets, net. The change in gain (loss) on sale of assets, net was primarily due to a $2.9 million loss on compression assets sold during the three months ended June 30, 2020 compared to a $1.3 million gain on compression assets sold during the three months ended June 30, 2019.

Provision for (Benefit from) Income Taxes

(dollars in thousands)

	Three Months Ended
	June 30,		Increase
	2020	2019	(Decrease)
Provision for (benefit from) income taxes	$(8,091)	$1,191	(779)%
Effective tax rate	21%	9%	12%

The change in provision for (benefit from) income taxes was primarily due to the tax effect of the decrease in book income during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, partially offset by a reduction in a valuation allowance recorded during the three months ended June 30, 2019. See Note 15 (“Income Taxes”) to our Financial Statements for further details of the tax impact on the decrease in book income.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Contract Operations

(dollars in thousands)

	Six Months Ended
	June 30,		Increase
	2020	2019	(Decrease)
Revenue	$394,923	$368,765	7%
Cost of sales (excluding depreciation and amortization)	142,041	145,256	(2)%
Gross margin	$252,882	$223,509	13%
Gross margin percentage	64%	61%	3%

During the six months ended June 30, 2020, revenue included the benefit from significant horsepower additions in the second half of 2019, including the Elite Acquisition completed in August 2019, which was partially offset by the disposition of other horsepower in 2019 and the first half of this year. In addition, revenue increased due to an increase in contract operations rates year over year, which was the net result of increased customer demand in 2019, partially offset by an increase in units on standby status and rate concessions given to customers impacted by the COVID-19 pandemic in the second quarter of 2020. These increases were partially offset by a decrease in revenue related to returns of horsepower due to the market downturn.

Gross margin and gross margin percentage increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to the overall increase in revenue mentioned above and decreases in costs to mobilize compression packages, maintenance and lube oil expense, which were driven by the decreases in operating horsepower mentioned above. These decreases were partially offset by increases in maintenance and lube oil expense associated with the operating horsepower acquired in the Elite Acquisition.

Aftermarket Services

(dollars in thousands)

	Six Months Ended
	June 30,		Increase
	2020	2019	(Decrease)
Revenue	$75,090	$105,784	(29)%
Cost of sales (excluding depreciation and amortization)	63,677	86,117	(26)%
Gross margin	$11,413	$19,667	(42)%
Gross margin percentage	15%	19%	(4)%

The decrease in revenue during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to decreases in service activities and parts sales, which were driven by commodity price declines and customer deferral of maintenance activities as a result of the COVID-19 pandemic.

Gross margin and gross margin percentage decreased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to the decrease in revenue mentioned above and a decrease in cost of sales, which was primarily driven by the decrease in service activities and parts sales.

Costs and Expenses

(dollars in thousands)

	Six Months Ended
	June 30,
	2020	2019
Selling, general and administrative	$59,371	$57,607
Depreciation and amortization	98,671	89,588
Long-lived asset impairment	61,405	11,724
Goodwill impairment	99,830	—
Restatement and other charges	—	445
Restructuring charges	4,136	—
Interest expense	55,443	49,571
Debt extinguishment loss	3,971	3,653
Transaction-related costs	—	2,867
Gain on sale of assets, net	(1,927)	(1,785)
Other income, net	(993)	(430)

Selling, general and administrative. The increase in SG&A during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to increases of $1.9 million in bad debt expense, $1.4 million in sales and use and miscellaneous taxes and $0.7 million in costs associated with software and cloud subscriptions not yet commenced in 2019, including those related to our technology transformation project and contracts acquired in the Elite Acquisition. These increases were partially offset by decreases of $1.4 million in professional expenses, $0.9 million in compensation and benefits and $0.6 million in employee travel and meeting expenses.

Depreciation and amortization. The increase in depreciation and amortization expense during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to an increase in depreciation expense associated with fixed assets acquired in the Elite Acquisition as well as other fixed asset additions during 2019, partially offset by a decrease in depreciation expense resulting from assets reaching the end of their depreciable lives as well as the impact of asset impairments and compression asset sales during 2019.

Long-lived asset impairment. During the six months ended June 30, 2020 and 2019, we reviewed the future deployment of our idle compressors for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 13 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review, as recorded to our contract operations segment (dollars in thousands):

	Six Months Ended
	June 30,
	2020	2019
Idle compressor units retired from the active fleet	535	180
Horsepower of idle compressor units retired from the active fleet	207,000	56,000
Impairment recorded on idle compressor units retired from the active fleet	$61,405	$11,724

Goodwill impairment. During the six months ended June 30, 2020, we recorded $99.8 million of goodwill impairment due to the decline in the fair value of our contract operations reporting unit. See Note 7 (“Goodwill”) to our Financial Statements for further details.

Restructuring charges. We recorded $4.1 million of severance costs related to restructuring activities during the six months ended June 30, 2020. See Note 14 (“Restructuring Charges”) to our Financial Statements for further details.

Interest expense. The increase in interest expense during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was due to an increase in the average outstanding balance of long-term debt, partially offset by a decrease in the weighted average effective interest rate.

Debt extinguishment loss. We recorded a debt extinguishment loss of $4.0 million during the six months ended June 30, 2020 as a result of the redemption of the 2022 Notes. We recorded a debt extinguishment loss of $3.7 million during the six months ended June 30, 2019 as a result of the redemption of the 2021 Notes. See Note 9 (“Long-Term Debt”) to our Financial Statements for further details.

Transaction-related costs. We incurred $2.9 million of financial advisory, legal and other professional fees during the six months ended June 30, 2019 related primarily to the Elite Acquisition.

Gain on sale of assets, net. The increase in gain on sale of assets, net was primarily due to a $3.2 million gain on the March 2020 Disposition, which included a $4.8 million gain on the compression assets sold, partially offset by a $2.8 million loss on other compression assets sold during the six months ended June 30, 2020.

Other income, net. The increase in other income, net during the six months ended June 30, 2020 compared to the six months ended June 30, 2020 was primarily due to a $0.4 million decrease in indemnification expense incurred pursuant to our tax matters agreement with Exterran Corporation.

Benefit from Income Taxes

(dollars in thousands)

	Six Months Ended
	June 30,		Increase
	2020	2019	(Decrease)
Benefit from income taxes	$(24,044)	$(1,216)	1,877%
Effective tax rate	21%	(4)%	25%

The increase in benefit from income taxes was primarily due to the tax effect of the decrease in book income during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, partially offset by a reduction in a valuation allowance and the release of an unrecognized tax benefit due to the settlement of a tax audit recorded during the six months ended June 30, 2019. See Note 15 (“Income Taxes”) to our Financial Statements for further details of the tax impact on the decrease in book income.

Liquidity and Capital Resources

Overview

Our ability to fund operations, finance capital expenditures and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the Credit Facility. Our cash flow is affected by numerous factors including prices and demand for our services, oil and natural gas exploration and production spending, conditions in the financial markets and other factors. Beginning in the first quarter of 2020, the COVID-19 pandemic has caused a deterioration in global macroeconomic conditions, which has significantly impacted our estimates of future revenues and cash flows. However, we have no near-term maturities and believe that our operating cash flows and borrowings under the Credit Facility will be sufficient to meet our future liquidity needs.

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

We generally invest funds necessary to purchase fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our cost of capital. In response to the impact that we anticipate the COVID-19 pandemic will have on our customer demand, we decreased our planned capital expenditures for 2020, and currently plan to spend a total of approximately $130 million to $155 million, primarily consisting of approximately $70 million to $85 million for growth capital expenditures and approximately $37 million to $43 million for maintenance capital expenditures.

Financial Resources

Credit Facility

During the six months ended June 30, 2020 and 2019, the Credit Facility had an average daily balance of $675.5 million and $784.0 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 2.7% and 4.3% at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, there were $12.4 million letters of credit outstanding under the Credit Facility.

We must maintain certain consolidated financial ratios as defined in our Credit Facility agreement. As of June 30, 2020, the ratio requirements did not constrain our undrawn capacity and as such, $414.6 million was available for additional borrowings. As of June 30, 2020, we were in compliance with all covenants under the Credit Facility.

2022 Notes Redemption

On April 1, 2020, the 2022 Notes were redeemed at 100% of their $350.0 million aggregate principal amount plus accrued and unpaid interest of $10.5 million with borrowings from the Credit Facility. A debt extinguishment loss of $4.0 million related to the redemption was recognized in the second quarter of 2020. See Note 9 (“Long-Term Debt”) to our Financial Statements for further details.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized below (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$167,074	$148,663
Investing activities	(82,688)	(212,342)
Financing activities	(85,866)	60,084
Net decrease in cash and cash equivalents	$(1,480)	$(3,595)

Operating Activities

The increase in net cash provided by operating activities during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to decreases in accounts receivable, costs of sales, contract costs and transaction-related costs. These cash inflows were partially offset by the receipt of cash proceeds in the first quarter of 2019 pursuant to a settlement of certain sales and use tax audits, a decrease in revenue and increases in accounts payable and other liabilities, deferred revenue, restructuring charges and interest paid on our debt instruments.

Investing Activities

The decrease in net cash used in investing activities during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to a $121.7 million decrease in capital expenditures and the receipt of proceeds of $24.2 million from the March 2020 Disposition, partially offset by a $16.9 million decrease in proceeds from other sales of property, plant and equipment.

Financing Activities

The change in net cash provided by (used in) financing activities during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to $40.0 million of net repayments of long-term debt in 2020 compared to $103.0 million of net borrowings in 2019 and a $9.9 million increase in dividends paid to stockholders, partially offset by a $7.9 million decrease in payments for debt issuance costs.

Dividends

On July 29, 2020, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock to be paid on August 14, 2020 to stockholders of record at the close of business on August 10, 2020. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

Off-Balance Sheet Arrangements

For information on our obligations with respect to letters of credit and performance bonds see Note 9 (“Long-Term Debt”) and Note 20 (“Commitments and Contingencies”), respectively, to our Financial Statements.

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

As of June 30, 2020 and December 31, 2019, after taking into consideration interest rate swaps, we had $523.0 million and $113.0 million, respectively, of outstanding indebtedness that was effectively subject to variable interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to variable interest rates at June 30, 2020 and December 31, 2019 would have resulted in an annual increase in our interest expense of $5.2 million and $1.1 million, respectively.

See Note 17 (“Derivatives”) to our Financial Statements for further information regarding our use of interest rate swaps in managing our exposure to interest rate fluctuations.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of June 30, 2020 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors

The following risk factors became significant to us in the first half of 2020 and should be read in conjunction with the risk factors previously disclosed in our 2019 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities

The following table summarizes our purchases of equity securities during the three months ended June 30, 2020:

				Maximum
				Number of Shares
			Total Number of	That May Yet be
		Average	Shares Purchased	Purchased Under
	Total Number	Price	as Part of Publicly	the Publicly
	of Shares	Paid per	Announced Plans	Announced Plans
	Purchased (1)	Share	or Programs	or Programs
April 1, 2020 — April 30, 2020	383	$3.36	N/A	N/A
May 1, 2020 — May 31, 2020	—	—	N/A	N/A
June 1, 2020 — June 30, 2020	5,180	6.50	N/A	N/A
Total	5,563	6.28	N/A	N/A
(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with the vesting of restricted stock awards during the period.

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

3.2	Third Amended and Restated Bylaws of Exterran Holdings, Inc. (now Archrock, Inc.), incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2013
3.3	Amendment No. 1 to Third Amended and Restated Bylaws of Archrock, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 5, 2020
4.1

Indenture, dated as of March 21, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on March 21, 2019

4.2

Indenture, dated as of December 20, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 20, 2019

10.1

Form of Compensation Letter applicable to Messrs. Childers, Aron, Ingersoll and Thode and Mme. Hildebrandt, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 30, 2020

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

July 31, 2020