Form 10-Q
period 2020-09-30
Archrock, Inc.
filed 2020-11-03
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Number of shares of the common stock of the registrant outstanding as of October 27, 2020: 152,931,907 shares.

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

Elite Acquisition	Transaction completed on August 1, 2019 pursuant to the Asset Purchase Agreement entered into with Elite Compression on June 23, 2019
Elite Compression	Elite Compression Services, LLC
ERP	Enterprise Resource Planning
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	Condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
GAAP	U.S. generally accepted accounting principles
Harvest	Harvest Four Corners, LLC
Harvest Sale	Transaction completed on August 1, 2019 pursuant to the Asset Purchase Agreement entered into with Harvest on June 23, 2019
Hilcorp	Hilcorp Energy Company
JDH Capital	JDH Capital Holdings, L.P.
July 2020 Disposition	Sale completed in July 2020 of the turbocharger business included within our aftermarket services segment
LIBOR	London Interbank Offered Rate
March 2020 Disposition	Sale completed in March 2020 of certain contract operations customer service agreements, compressors and other assets
NOL	Net operating loss
OTC	Over-the-counter, as related to aftermarket services parts and components
PDVSA	PDVSA Gas, S.A.
ROU	Right-of-use, as related to the lease model under ASC 842 Leases
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCHROCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,476	$3,685
Accounts receivable, trade, net of allowance of $3,223 and $2,210, respectively	113,607	144,865
Inventory	65,311	74,467
Tax refund receivable	17,250	—
Other current assets	14,056	9,186
Total current assets	211,700	232,203
Property, plant and equipment, net	2,434,728	2,559,398
Operating lease ROU assets	20,134	17,901
Goodwill, net	—	100,598
Intangible assets, net	65,636	77,471
Contract costs, net	32,686	42,927
Deferred tax assets	58,536	36,642
Other assets	30,245	29,934
Noncurrent assets associated with discontinued operations	12,003	12,901
Total assets	$2,865,668	$3,109,975

Liabilities and Equity
Current liabilities:
Accounts payable, trade	$29,021	$60,215
Accrued liabilities	103,296	67,845
Deferred revenue	4,007	10,683
Total current liabilities	136,324	138,743
Long-term debt	1,731,459	1,842,549
Operating lease liabilities	17,775	16,094
Deferred tax liabilities	681	1,289
Other liabilities	21,215	16,829
Noncurrent liabilities associated with discontinued operations	8,529	8,508
Total liabilities	1,915,983	2,024,012
Commitments and contingencies (Note 20)
Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 159,971,356 and 158,636,918 shares issued, respectively	1,599	1,587
Additional paid-in capital	3,422,324	3,412,509
Accumulated other comprehensive loss	(5,973)	(1,387)
Accumulated deficit	(2,384,602)	(2,244,877)
Treasury stock: 7,002,164 and 6,702,602 common shares, at cost, respectively	(83,663)	(81,869)
Total equity	949,685	1,085,963
Total liabilities and equity	$2,865,668	$3,109,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Contract operations	$175,223	$198,337	$570,146	$567,102
Aftermarket services	30,408	46,612	105,498	152,396
Total revenue	205,631	244,949	675,644	719,498
Cost of sales (excluding depreciation and amortization):
Contract operations	60,444	75,941	202,485	221,197
Aftermarket services	25,709	37,625	89,386	123,742
Total cost of sales (excluding depreciation and amortization)	86,153	113,566	291,871	344,939
Selling, general and administrative	18,681	29,526	78,052	87,133
Depreciation and amortization	47,279	48,409	145,950	137,997
Long-lived and other asset impairment	10,727	7,097	72,132	18,821
Goodwill impairment	—	—	99,830	—
Restatement and other charges	—	—	—	445
Restructuring charges	2,900	—	7,036	—
Interest expense	25,221	27,401	80,664	76,972
Debt extinguishment loss	—	—	3,971	3,653
Transaction-related costs	—	4,905	—	7,772
Gain on sale of assets, net	(9,146)	(7,859)	(11,073)	(9,644)
Other (income) loss, net	(324)	49	(1,317)	(381)
Income (loss) before income taxes	24,140	21,855	(91,472)	51,791
Provision for (benefit from) income taxes	5,808	1,448	(18,236)	232
Income (loss) from continuing operations	18,332	20,407	(73,236)	51,559
Loss from discontinued operations, net of tax	—	—	—	(273)
Net income (loss)	$18,332	$20,407	$(73,236)	$51,286

Basic and diluted net income (loss) per common share	$0.12	$0.14	$(0.49)	$0.38

Weighted average common shares outstanding:
Basic	150,974	142,931	150,730	133,170
Diluted	151,038	142,965	150,730	133,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$18,332	$20,407	$(73,236)	$51,286
Other comprehensive income (loss), net of tax:
Interest rate swap gain (loss), net of reclassifications to earnings	935	(1,415)	(4,586)	(9,960)
Total other comprehensive income (loss)	935	(1,415)	(4,586)	(9,960)
Comprehensive income (loss)	$19,267	$18,992	$(77,822)	$41,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share and per share amounts)

(unaudited)

				Accumulated
	Common		Additional	Other		Treasury
	Stock		Paid-in	Comprehensive	Accumulated	Stock
	Amount	Shares	Capital	Loss	Deficit	Amount	Shares	Total
Balance at June 30, 2019	$1,369	136,899,297	$3,182,247	$(2,772)	$(2,267,235)	$(80,719)	(6,577,558)	$832,890
Treasury stock purchased						(1,150)	(125,044)	(1,150)
Cash dividends ($0.145 per common share)					(22,062)			(22,062)
Shares issued in employee stock purchase plan		20,288	192					192
Stock-based compensation, net of forfeitures		26,041	2,276					2,276
Shares issued for Elite Acquisition	217	21,656,683	225,663					225,880
Comprehensive income
Net income					20,407			20,407
Interest rate swap loss, net of reclassifications to earnings				(1,415)				(1,415)
Balance at September 30, 2019	$1,586	158,602,309	$3,410,378	$(4,187)	$(2,268,890)	$(81,869)	(6,702,602)	$1,057,018

Balance at June 30, 2020	$1,598	159,810,336	$3,419,512	$(6,908)	$(2,380,626)	$(82,703)	(6,860,984)	$950,873
Treasury stock purchased						(960)	(138,922)	(960)
Cash dividends ($0.145 per common share)					(22,308)			(22,308)
Shares issued in employee stock purchase plan		30,351	155					155
Stock-based compensation, net of forfeitures	1	130,669	2,657				(2,258)	2,658
Comprehensive loss
Net income					18,332			18,332
Interest rate swap gain, net of reclassifications to earnings				935				935
Balance at September 30, 2020	$1,599	159,971,356	$3,422,324	$(5,973)	$(2,384,602)	$(83,663)	(7,002,164)	$949,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

				Accumulated
	Common		Additional	Other		Treasury
	Stock		Paid-in	Comprehensive	Accumulated	Stock
	Amount	Shares	Capital	Income (Loss)	Deficit	Amount	Shares	Total
Balance at December 31, 2018	$1,358	135,787,509	$3,177,982	$5,773	$(2,263,677)	$(79,862)	(6,381,605)	$841,574
Treasury stock purchased						(2,007)	(212,080)	(2,007)
Cash dividends ($0.409 per common share)					(56,499)			(56,499)
Shares issued in employee stock purchase plan		69,089	599					599
Stock-based compensation, net of forfeitures	11	1,089,028	6,134				(108,917)	6,145
Shares issued for Elite Acquisition	217	21,656,683	225,663					225,880
Comprehensive income
Net income					51,286			51,286
Interest rate swap loss, net of reclassifications to earnings				(9,960)				(9,960)
Balance at September 30, 2019	$1,586	158,602,309	$3,410,378	$(4,187)	$(2,268,890)	$(81,869)	(6,702,602)	$1,057,018

Balance at December 31, 2019	$1,587	158,636,918	$3,412,509	$(1,387)	$(2,244,877)	$(81,869)	(6,702,602)	$1,085,963
Treasury stock purchased						(1,794)	(235,079)	(1,794)
Cash dividends ($0.435 per common share)					(66,655)			(66,655)
Shares issued in employee stock purchase plan	1	140,606	521					522
Stock-based compensation, net of forfeitures	11	1,193,832	8,616				(64,483)	8,627
Contribution from Exterran Corporation			678					678
Impact of ASU 2016-13 adoption					166			166
Comprehensive loss
Net loss					(73,236)			(73,236)
Interest rate swap loss, net of reclassifications to earnings				(4,586)				(4,586)
Balance at September 30, 2020	$1,599	159,971,356	$3,422,324	$(5,973)	$(2,384,602)	$(83,663)	(7,002,164)	$949,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(73,236)	$51,286
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	273
Depreciation and amortization	145,950	137,997
Long-lived and other asset impairment	72,132	18,821
Goodwill impairment	99,830	—
Inventory write-downs	915	662
Amortization of operating lease ROU assets	2,555	2,151
Amortization of deferred financing costs	4,179	4,569
Amortization of debt discount	187	726
Debt extinguishment loss	3,971	3,653
Interest rate swaps	2,094	(1,063)
Stock-based compensation expense	8,423	6,145
Non-cash restructuring charges	1,660	—
Provision for credit losses	2,235	979
(Gain) loss on sale of assets, net	1,402	(9,644)
Gain on sale of business	(12,475)	—
Deferred income tax benefit	(18,288)	(330)
Amortization of contract costs	20,286	16,834
Deferred revenue recognized in earnings	(17,183)	(33,538)
Changes in assets and liabilities, net of acquisition:
Accounts receivable, trade	31,134	(7,005)
Inventory	3,244	2,584
Other assets	(23,539)	13,272
Contract costs, net	(10,390)	(20,975)
Accounts payable and other liabilities	10,679	8,996
Deferred revenue	10,696	27,390
Other	373	111
Net cash provided by continuing operations	266,834	223,894
Net cash used in discontinued operations	—	(269)
Net cash provided by operating activities	266,834	223,625
Cash flows from investing activities:
Capital expenditures	(130,343)	(303,467)
Proceeds from sale of business	32,914	—
Proceeds from sale of property, plant and equipment and other assets	14,043	55,674
Proceeds from insurance and other settlements	1,391	2,830
Cash paid in Elite Acquisition	—	(214,233)
Net cash used in investing activities	(81,995)	(459,196)
Cash flows from financing activities:
Borrowings of long-term debt	871,500	1,685,250
Repayments of long-term debt	(988,500)	(1,386,250)
Payments for debt issuance costs	(943)	(8,829)
Proceeds from (payments for) settlement of interest rate swaps that include financing elements	(1,856)	1,123
Dividends paid to stockholders	(66,655)	(56,499)
Proceeds from stock issued under employee stock purchase plan	522	599
Purchases of treasury stock	(1,794)	(2,007)
Contribution from Exterran Corporation	678	—
Net cash provided by (used in) financing activities	(187,048)	233,387
Net decrease in cash and cash equivalents	(2,209)	(2,184)
Cash and cash equivalents, beginning of period	3,685	5,610
Cash and cash equivalents, end of period	$1,476	$3,426

Supplemental disclosure of non-cash investing and financing transactions:
Non-cash consideration received in July 2020 Disposition	$6,500	$—
Issuance of Archrock common stock pursuant to Elite Acquisition, net of tax	—	225,880

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

The following table summarizes the changes in our allowance for credit losses balance during the nine months ended September 30, 2020 (in thousands):

Balance at December 31, 2019	$2,210
Impact of adoption of ASU 2016-13 on January 1, 2020	(216)
Provision for credit losses	2,235
Write-offs charged against allowance	(1,006)
Balance at September 30, 2020	$3,223

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

Accounting Standards Updates Not Yet Implemented

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. Entities may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. Modifications to our interest rate swap and Credit Facility agreements during the effective period of this amendment will be assessed and if the modifications meet the criteria for the optional expedients and exceptions, we intend to adopt ASU 2020-04 and apply the amendments as applicable.

3. Business Transactions

July 2020 Disposition

On July 9, 2020, we completed the sale of the turbocharger business included within our aftermarket services segment. In connection with the sale, we entered into a supply agreement to purchase a minimum amount of turbocharger goods and services over a two-year term. In addition to cash of $9.5 million received upon closing, an additional $3.0 million is due on the first anniversary of the closing date and $3.5 million will be received through the purchase of turbocharger goods and services under the supply agreement. We recognized a gain on the sale of $9.3 million in gain on sale of assets, net in our condensed consolidated statements of operations during the three and nine months ended September 30, 2020.

March 2020 Disposition

On March 1, 2020, we completed the sale of certain contract operations customer service agreements and approximately 200 compressors, comprising approximately 35,000 horsepower, used to provide compression services under those agreements as well as other assets used to support the operations. We allocated customer and contract-related intangible assets and goodwill based on a ratio of the horsepower sold relative to the total horsepower of the asset group. We recognized a gain on the sale of $3.2 million in gain on sale of assets, net in our condensed consolidated statements of operations during the nine months ended September 30, 2020.

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

Unaudited Pro Forma Financial Information

Unaudited pro forma financial information for the three and nine months ended September 30, 2019 was derived by adjusting our historical financial statements in order to give effect to the assets and liabilities acquired in the Elite Acquisition. The Elite Acquisition is presented in this unaudited pro forma financial information as though the acquisition occurred as of January 1, 2019, and reflects the following:

●	the acquisition of substantially all of Elite Compression’s assets, including a compression fleet of approximately 430,000 horsepower, vehicles, real property and inventory, and certain liabilities;
●	borrowings of $214.0 million under the Credit Facility for cash consideration exchanged in the acquisition; and
●	the exclusion of $4.8 million and $7.4 million of financial advisory, legal and other professional fees incurred related to the acquisition and recorded to transaction-related costs in our condensed consolidated statements of operations during the three and nine months ended September 30, 2019, respectively.

The unaudited pro forma financial information below is presented (in thousands) for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Revenue	$251,505	$763,776
Net income	26,925	63,146

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

Harvest Sale

On August 1, 2019, we completed an asset sale in which Harvest acquired from us approximately 80,000 active and idle compression horsepower, vehicles and parts inventory for cash consideration of $30.0 million. We recorded a $6.6 million gain on this sale to gain on sale of assets, net in our condensed consolidated statements of operations during the three and nine months ended September 30, 2019. The assets were previously reported under our contract operations segment.

4. Discontinued Operations

In 2015 we completed the Spin-off. In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation which include, but are not limited to, the separation and distribution agreement and the tax matters agreement.

The separation and distribution agreement specifies our right to promptly receive payments from Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation from PDVSA in respect of the sale of Exterran Corporation’s previously-nationalized assets after such amounts are collected by Exterran Corporation. During the nine months ended September 30, 2020, we received $0.7 million from Exterran Corporation pursuant to this term of the separation and distribution agreement. We also entered into an assignment from Exterran Corporation so that any future payments by PDVSA would be received directly by us.

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

As of both September 30, 2020 and December 31, 2019, we had $8.5 million of unrecognized tax benefits (including interest and penalties) related to Exterran Corporation operations prior to the Spin-off recorded to noncurrent liabilities associated with discontinued operations in our condensed consolidated balance sheets. We had an offsetting indemnification asset of $8.5 million related to these unrecognized tax benefits recorded to noncurrent assets associated with discontinued operations as of both September 30, 2020 and December 31, 2019.

The following table presents the balance sheets for our discontinued operations (in thousands):

	September 30, 2020	December 31, 2019
Other assets	$8,529	$8,508
Deferred tax assets	3,474	4,393
Total assets associated with discontinued operations	$12,003	$12,901

Deferred tax liabilities	$8,529	$8,508
Total liabilities associated with discontinued operations	$8,529	$8,508

The following table presents the statements of operations for our discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Other income, net	$—	$(31)	$(20)	$(1,463)
Provision for income taxes	—	31	20	1,736
Loss from discontinued operations, net of tax	$—	$—	$—	$(273)

5. Inventory

Inventory consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Parts and supplies	$58,906	$66,121
Work in progress	6,405	8,346
Inventory	$65,311	$74,467

6. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Compression equipment, facilities and other fleet assets	$3,460,362	$3,653,930
Land and buildings	45,337	50,743
Transportation and shop equipment	112,111	116,057
Computer hardware and software	97,366	93,695
Other	17,573	15,308
Property, plant and equipment	3,732,749	3,929,733
Accumulated depreciation	(1,298,021)	(1,370,335)
Property, plant and equipment, net	$2,434,728	$2,559,398

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

The following table presents the change in the carrying amount of goodwill during the nine months ended September 30, 2020 (in thousands):

Balance at December 31, 2019	$100,598
Dispositions	(768)
Impairment loss	(99,830)
Balance at September 30, 2020	$—

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

As of September 30, 2020 and December 31, 2019, we capitalized $6.9 million and $5.5 million, respectively, of implementation costs related to our hosting arrangements that are service contracts to other assets in our condensed consolidated balance sheets. Accumulated amortization was $0.2 million at September 30, 2020. We recorded $0.1 million and $0.2 million of amortization expense to SG&A in our condensed consolidated statements of operations during the three and nine months ended September 30, 2020, respectively.

During the three and nine months ended September 30, 2020, we impaired $1.6 million of capitalized implementation costs related to the hosting arrangements of the mobile workforce component of our project due to the termination of the agreement, which was included in long-lived and other asset impairment in our condensed consolidated statements of operations.

9. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Credit Facility	$746,000	$513,000

2028 Notes	500,000	500,000
Less: Deferred financing costs, net of amortization	(7,357)	(8,090)
	492,643	491,910

2027 Notes	500,000	500,000
Less: Deferred financing costs, net of amortization	(7,184)	(7,999)
	492,816	492,001

2022 Notes	—	350,000
Less: Debt discount, net of amortization	—	(2,046)
Less: Deferred financing costs, net of amortization	—	(2,316)
	—	345,638

Long-term debt	$1,731,459	$1,842,549

Credit Facility

As of September 30, 2020, there were $12.4 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.5%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 2.7% and 4.3% at September 30, 2020 and December 31, 2019, respectively. We incurred $0.4 million in commitment fees on the daily unused amount of the Credit Facility during each of the three months ended September 30, 2020 and 2019, and $1.5 million during each of the nine months ended September 30, 2020 and 2019.

We must maintain certain consolidated financial ratios as defined in our Credit Facility agreement. As of September 30, 2020, the ratio requirements did not constrain our undrawn capacity and as such, $491.6 million was available for additional borrowings. As of September 30, 2020, we were in compliance with all covenants under the Credit Facility agreement.

2022 Notes Redemption

On April 1, 2020, the 2022 Notes were redeemed at 100% of their $350.0 million aggregate principal amount plus accrued and unpaid interest of $10.5 million with borrowings from the Credit Facility. A debt extinguishment loss of $4.0 million related to the redemption was recognized during the nine months ended September 30, 2020.

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

The following table presents the changes in accumulated other comprehensive income (loss) of our derivative cash flow hedges, net of tax, during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Beginning accumulated other comprehensive income (loss)	$(6,908)	$(2,772)	$(1,387)	$5,773
Loss recognized in other comprehensive income (loss), net of tax benefit of $18, $0, $1,764 and $0, respectively (1)	(69)	(933)	(6,635)	(7,761)
(Gain) loss reclassified from accumulated other comprehensive income (loss) to interest expense, net of tax benefit of $267, $0, $545 and $0, respectively (1)	1,004	(482)	2,049	(2,199)
Other comprehensive income (loss)	935	(1,415)	(4,586)	(9,960)
Ending accumulated other comprehensive loss	$(5,973)	$(4,187)	$(5,973)	$(4,187)
(1)	Includes adjustments of $0.3 million and $2.1 million related to an increase in the valuation allowance recorded to offset the tax effect of other comprehensive loss recorded during the three and nine months ended September 30, 2019, respectively.

See Note 17 (“Derivatives”) for further details on our interest rate swap derivative instruments.

11. Equity

Elite Acquisition

In August 2019, we completed the Elite Acquisition. A portion of the acquisition’s purchase price was funded through the issuance of 21.7 million shares of common stock with an acquisition date fair value of $225.9 million, which was recorded to common stock and additional paid-in capital in our condensed consolidated statements of equity. See Note 3 (“Business Transactions”) for further details of this acquisition.

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2020 and 2019:

	Declared Dividends	Dividends Paid
	per Common Share	(in thousands)
2020
Q1	$0.145	$22,171
Q2	0.145	22,176
Q3	0.145	22,308

2019
Q1	$0.132	$17,231
Q2	0.132	17,206
Q3	0.145	22,062
Q4	0.145	22,031

On October 30, 2020, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock to be paid on November 18, 2020 to stockholders of record at the close of business on November 12, 2020.

12. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers disaggregated by revenue source (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Contract operations (1):
0 - 1,000 horsepower per unit	$51,409	$66,026	$175,877	$193,448
1,001 - 1,500 horsepower per unit	73,205	81,755	236,083	231,693
Over 1,500 horsepower per unit	50,142	49,572	156,351	138,966
Other (2)	467	984	1,835	2,995
Total contract operations (3)	175,223	198,337	570,146	567,102

Aftermarket services (1):
Services (4)	17,961	28,888	62,492	95,689
OTC parts and components sales	12,447	17,724	43,006	56,707
Total aftermarket services (5)	30,408	46,612	105,498	152,396

Total revenue	$205,631	$244,949	$675,644	$719,498
(1)	We operate in two segments: contract operations and aftermarket services. See Note 22 (“Segments”) for further details regarding our segments.
(2)	Primarily relates to fees associated with owned non-compression equipment.
(3)	Includes $1.4 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively, and $4.5 million and $6.0 million for the nine months ended September 30, 2020 and 2019, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(4)	Included a reversal of $0.7 million of revenue during the three and nine months ended September 30, 2019 related to changes in estimates of performance obligations partially satisfied in prior periods.
(5)	All service revenue within aftermarket services is recognized over time. All OTC parts and components sales revenue is recognized at a point in time.

Performance Obligations

As of September 30, 2020, we had $387.6 million of remaining performance obligations related to our contract operations segment. We do not consider the effects of the time value of money, as the expected time between the transfer of services and payment for such services is less than one year. Our remaining performance obligations will be recognized through 2025 as follows (in thousands):

	2020	2021	2022	2023	2024	2025	Total
Remaining performance obligations	$105,933	$195,902	$74,732	$9,694	$1,196	$116	$387,573

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Contract Assets and Liabilities

As of September 30, 2020 and December 31, 2019, our receivables from contracts with customers, net of allowance for credit losses, were $102.8 million and $139.4 million, respectively.

Freight billings to customers for the transport of compression assets, customer-specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. As of September 30, 2020 and December 31, 2019, our contract liabilities were $4.9 million and $11.4 million, respectively, which were included in deferred revenue and other liabilities in our condensed consolidated balance sheets. The decrease in the contract liability balance during the nine months ended September 30, 2020 was primarily due to $17.2 million recognized as revenue during the period, partially offset by revenue deferral of $10.7 million, each primarily related to freight billings and milestone billings on aftermarket services.

13. Long-Lived and Other Asset Impairment

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

Compression Fleet

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

The following table presents the results of our compression fleet impairment review as recorded to our contract operations segment (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Idle compressors retired from the active fleet	105	60	640	240
Horsepower of idle compressors retired from the active fleet	28,000	28,000	235,000	84,000
Impairment recorded on idle compressors retired from the active fleet	$8,137	$7,097	$69,542	$18,821

Other Impairment

During the three and nine months ended September 30, 2020, $1.7 million of capitalized implementation and unamortized prepaid costs related to the mobile workforce component of our multi-year process and technology transformation project was impaired. See Note 8 (“Hosting Arrangements”) for further details.

14. Restructuring Charges

During the first quarter of 2020, we completed restructuring activities to further streamline our organization and more fully align our teams to improve our customer service and profitability. We incurred severance costs during the first quarter related to these activities. No additional costs will be incurred related to these restructuring activities.

In response to the decreased activity level of our customers that resulted from the COVID-19 pandemic beginning in the second quarter of 2020, we incurred severance costs to right-size our business. We are not currently able to estimate the total amount of restructuring costs to be incurred as a result of the COVID-19 pandemic, as the magnitude and duration of the pandemic and its impact on our operations remain difficult to predict.

During the third quarter of 2020, a plan to dispose of certain non-core properties was approved by management. During the three and nine months ended September 30, 2020, we recorded a charge of $1.5 million associated with the disposal of these properties. We are not currently able to estimate the total amount of restructuring costs to be incurred as a result of our property disposals, as the timing of the disposal and magnitude of the financial impact of their ultimate disposition remain difficult to predict.

The severance and property disposal costs incurred under the above restructuring plans were recorded to restructuring charges in our condensed consolidated statements of operations.

The following table presents the changes to our accrued liability balance related to restructuring charges during the nine months ended September 30, 2020 (in thousands):

	Organizational	Pandemic	Property
	Restructuring	Restructuring	Restructuring	Total
Balance at December 31, 2019	$—	$—	$—	$—
Charges incurred (1)	1,695	3,843	1,498	7,036
Non-cash expense (2)	(61)	(101)	(1,498)	(1,660)
Payments	(1,634)	(3,742)	—	(5,376)
Balance at September 30, 2020	$—	$—	$—	$—
(1)	Includes a loss on sale of $0.9 million and an impairment loss of $0.6 million related to the property restructuring during the nine months ended September 30, 2020.
(2)	Represents accelerated vesting of stock awards related to the Q1 and pandemic restructuring activities and the loss on sale and impairment loss related to the property restructuring during the nine months ended September 30, 2020.

The following table presents, by segment, restructuring charges incurred during the three and nine months ended September 30, 2020 (in thousands):

	Contract	Aftermarket
	Operations	Services	Other (1)	Total
Three months ended September 30, 2020
Organizational restructuring	$(20)	$—	$(13)	$(33)
Pandemic restructuring	546	644	245	1,435
Property restructuring
Loss on sale	—	—	915	915
Impairment loss	—	—	583	583
Total property restructuring	—	—	1,498	1,498
Total restructuring charges	$526	$644	$1,730	$2,900

Nine months ended September 30, 2020
Organizational restructuring	$458	$625	$612	$1,695
Pandemic restructuring	1,932	931	980	3,843
Property restructuring
Loss on sale	—	—	915	915
Impairment loss	—	—	583	583
Total property restructuring	—	—	1,498	1,498
Total restructuring charges	$2,390	$1,556	$3,090	$7,036
(1)	Represents expense incurred within our corporate function and not directly attributable to our segments.

The following table presents, by cost type, restructuring charges incurred during the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Severance costs
Organizational restructuring	$(33)	$1,695
Pandemic restructuring	1,435	3,843
Total severance costs	1,402	5,538
Property restructuring
Loss on sale	915	915
Impairment loss	583	583
Total property restructuring	1,498	1,498
Total restructuring charges	$2,900	$7,036

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

Effective Tax Rate

The year-to-date effective tax rate for the nine months ended September 30, 2020 differed from our statutory rate primarily due to an increase in unrecognized tax benefits. Our quarterly income tax provision is determined based on our estimated full year effective tax rate, adjusted for tax attributable to infrequent or unusual items, which are recognized on a discrete period basis in the income tax provision in the period in which they occur. Our year-to-date income tax provision included a $22.6 million tax benefit recorded discretely on the nonrecurring goodwill impairment loss of $99.8 million. See Note 7 (“Goodwill”) for further details on the goodwill impairment.

Unrecognized Tax Benefits

As of September 30, 2020, we believe it is reasonably possible that $2.7 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to September 30, 2021 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

16. Earnings per Share

Basic net income (loss) per common share is computed using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Under the two-class method, basic net income (loss) per common share is determined by dividing net income (loss), after deducting amounts allocated to participating securities, by the weighted average number of common shares outstanding for the period. Participating securities include unvested restricted stock and stock-settled restricted stock units that have nonforfeitable rights to receive dividends or dividend equivalents, whether paid or unpaid. During periods of net loss, only distributed earnings (dividends) are allocated to participating securities, as they do not have a contractual obligation to participate in our undistributed losses.

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

The following table shows the calculation for net income (loss) attributable to common stockholders, which is used in the calculation of basic and diluted net income (loss) per common share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income (loss) from continuing operations	$18,332	$20,407	$(73,236)	$51,559
Loss from discontinued operations, net of tax	—	—	—	(273)
Net income (loss)	18,332	20,407	(73,236)	51,286
Less: Earnings attributable to participating securities	(439)	(302)	(1,083)	(876)
Net income (loss) attributable to common stockholders	$17,893	$20,105	$(74,319)	$50,410

The following table shows the potential shares of common stock that were included in computing diluted net income (loss) per common share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted average common shares outstanding including participating securities	152,973	144,692	152,790	135,081
Less: Weighted average participating securities outstanding	(1,999)	(1,761)	(2,060)	(1,911)
Weighted average common shares outstanding used in basic net income (loss) per common share	150,974	142,931	150,730	133,170
Net dilutive potential common shares issuable:
On exercise of options and vesting of performance-based restricted stock units	57	33	—	33
On settlement of employee stock purchase plan shares	7	1	—	3
Weighted average common shares outstanding used in diluted net income (loss) per common share	151,038	142,965	150,730	133,206

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income (loss) per common share as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
On exercise of options where exercise price is greater than average market value for the period	85	154	102	154
On exercise of options and vesting of performance-based restricted stock units	—	—	57	—
On settlement of employee stock purchase plan shares	—	—	19	—
Net dilutive potential common shares issuable	85	154	178	154

17. Derivatives

We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes.

As of September 30, 2020, we had $300.0 million notional value of interest rate swaps outstanding, which expire in March 2022 and were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. The counterparties to our derivative agreements are major financial institutions. We monitor the credit quality of these financial institutions and do not expect nonperformance by any counterparty, although such nonperformance could have a material adverse effect on us. We have no collateral posted for the derivative instruments.

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

We expect the hedging relationship to be highly effective as the interest rate swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate. We perform quarterly qualitative prospective and retrospective hedge effectiveness assessments unless facts and circumstances related to the hedging relationships change such that we can no longer assert qualitatively that the cash flow hedge relationships were and continue to be highly effective. We estimate that $4.8 million of the deferred pre-tax loss attributable to interest rate swaps included in accumulated other comprehensive loss at September 30, 2020 will be reclassified into earnings as interest expense at then-current values during the next 12 months as the underlying hedged transactions occur.

As of September 30, 2020, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%.

The following table presents the effect of our derivative instruments designated as cash flow hedging instruments on our condensed consolidated balance sheets (in thousands):

	September 30, 2020	December 31, 2019
Other current assets	$—	$12
Total derivative assets	$—	$12

Accrued liabilities	$4,767	$593
Other liabilities	2,794	1,175
Total derivative liabilities	$7,561	$1,768

The following tables present the effect of our derivative instruments designated as cash flow hedging instruments on our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Pre-tax loss recognized in other comprehensive income (loss)	$(87)	$(933)	$(8,399)	$(7,761)
Pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(1,271)	482	(2,594)	2,199
Total amount of interest expense in which the effects of cash flow hedges are recorded	25,221	27,401	80,664	76,972

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

	September 30, 2020	December 31, 2019
Derivative asset	$—	$12
Derivative liability	7,561	1,768

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

Properties

During the three months ended September 30, 2020, a plan to dispose of certain non-core properties was approved by management. As of September 30, 2020, the properties not sold at auction were impaired and written down to fair value. The commercial real estate market where these properties are located is not an active market. Our estimate of fair value included inputs from offers received as well as market transactions for similar properties, which are Level 3 inputs. The fair value of our impaired properties was as follows (in thousands):

September 30, 2020
Impaired properties	$430

The significant unobservable inputs used to develop the Level 3 fair value measurements for the properties were the estimated sale values in an inactive market. In reviewing sales trends for the past three years, the probable price range based on market comparisons was as follows (in thousands):

	Range	Weighted Average
Estimated sale proceeds	$100 - $600	$427

See Note 14 (“Restructuring Charges”) for further details on our approved plan of disposal.

Compressors

During the nine months ended September 30, 2020, we recorded nonrecurring fair value measurements related to our idle and previously-culled compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our impaired compressors was as follows (in thousands):

	September 30, 2020	December 31, 2019
Impaired compressors	$2,561	$5,859

The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compressors being measured. Additional quantitative information related to our significant unobservable inputs as of September 30, 2020 follows:

	Range	Weighted Average (1)
Estimated net sale proceeds	$0 - $372 per horsepower	$21 per horsepower
(1)	Calculated based on an estimated discount for market liquidity of 78%.

See Note 13 (“Long-Lived and Other Asset Impairment”) for further details.

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

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows (in thousands):

	September 30, 2020	December 31, 2019
Carrying amount of fixed rate debt (1)	$985,459	$1,329,549
Fair value of fixed rate debt	953,000	1,400,000
(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 9 (“Long-Term Debt”).

19. Stock-Based Compensation

Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Equity awards	$2,645	$2,276	$8,423	$6,145
Liability awards	243	274	537	1,880
Total stock-based compensation expense	$2,888	$2,550	$8,960	$8,025

The following table presents restricted stock, restricted stock unit, performance-based restricted stock unit and cash-settled performance unit activity during the nine months ended September 30, 2020 (shares in thousands):

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Non-vested awards, December 31, 2019	2,022	$10.25
Granted	1,454	9.40
Vested	(901)	10.43
Canceled	(61)	10.19
Non-vested awards, September 30, 2020 (1)	2,514	9.69
(1)	Non-vested awards as of September 30, 2020 are comprised of 454,000 cash-settled restricted stock units and cash-settled performance units and 2,060,000 restricted stock and stock-settled performance units.

As of September 30, 2020, we expect $16.0 million of unrecognized compensation cost related to unvested restricted stock, stock-settled restricted stock units, performance units, cash-settled restricted stock units and cash-settled performance units to be recognized over the weighted average period of 1.8 years.

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

20. Commitments and Contingencies

Performance Bonds

In the normal course of business we have issued performance bonds to various state authorities that ensure payment of certain obligations. We have also issued a bond to protect our 401(k) retirement plan against losses caused by acts of fraud or dishonesty. The bonds have expiration dates in 2020 through the fourth quarter of 2022, and maximum potential future payments of $2.2 million. As of September 30, 2020, we were in compliance with all obligations to which the performance bonds pertain.

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2020 and December 31, 2019, we accrued $5.7 million and $2.5 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. The tax contingencies mentioned above relate to tax matters for which we are responsible in managing the audit. As of September 30, 2020 and December 31, 2019, we had an indemnification liability (including penalties and interest), in addition to the tax contingency above, of $1.6 million and $2.8 million, respectively, for our share of non-income-based tax contingencies related to audits being managed by Exterran Corporation.

During the three and nine months ended September 30, 2020, we settled a certain sales and use tax audit for which we recorded a $12.4 million net benefit in our condensed consolidated statements of operations. This net benefit was primarily reflected as decreases of $4.4 million and $7.9 million to cost of sales (excluding depreciation and amortization) and SG&A, respectively. As of September 30, 2020, these settlements were reflected in our condensed consolidated balance sheets as a $17.3 million tax refund receivable and an offsetting $4.9 million in accrued liabilities.

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

21. Related Party Transactions

In connection with the closing of the Elite Acquisition, we issued 21.7 million shares of our common stock to JDH Capital, an affiliate of our customer Hilcorp. As long as JDH Capital, together with affiliates of Hilcorp, owns at least 7.5% of our outstanding common stock, it will have the right to designate one director to our Board of Directors. Jeffery D. Hildebrand, founder and executive chairman of Hilcorp, was appointed Director in August 2019 and served until his resignation on July 29, 2020, at which time Jason C. Rebrook, President of Hilcorp, was appointed Director to fill the resulting vacancy. Mr. Hildebrand did not receive and Mr. Rebrook receives no compensation for their role as Director. As of September 30, 2020, JDH Capital owned 14.2% of our outstanding common stock.

Revenue from Hilcorp and affiliates was $9.8 million and $9.7 million during the three months ended September 30, 2020 and 2019, respectively, and $30.7 million and $20.1 million during the nine months ended September 30, 2020 and 2019, respectively. Accounts receivable, net due from Hilcorp and affiliates was $4.9 million and $5.1 million as of September 30, 2020 and December 31, 2019, respectively.

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

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes only sales to external customers.

The following table presents revenue and gross margin by segment during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Contract	Aftermarket
	Operations	Services	Total
Three months ended September 30, 2020
Revenue	$175,223	$30,408	$205,631
Gross margin	114,779	4,699	119,478

Three months ended September 30, 2019
Revenue	$198,337	$46,612	$244,949
Gross margin	122,396	8,987	131,383

Nine months ended September 30, 2020
Revenue	$570,146	$105,498	$675,644
Gross margin	367,661	16,112	383,773

Nine months ended September 30, 2019
Revenue	$567,102	$152,396	$719,498
Gross margin	345,905	28,654	374,559

The following table reconciles total gross margin to income (loss) before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total gross margin	$119,478	$131,383	$383,773	$374,559
Less:
Selling, general and administrative	18,681	29,526	78,052	87,133
Depreciation and amortization	47,279	48,409	145,950	137,997
Long-lived and other asset impairment	10,727	7,097	72,132	18,821
Goodwill impairment	—	—	99,830	—
Restatement and other charges	—	—	—	445
Restructuring charges	2,900	—	7,036	—
Interest expense	25,221	27,401	80,664	76,972
Debt extinguishment loss	—	—	3,971	3,653
Transaction-related costs	—	4,905	—	7,772
Gain on sale of assets, net	(9,146)	(7,859)	(11,073)	(9,644)
Other (income) loss, net	(324)	49	(1,317)	(381)
Income (loss) before income taxes	$24,140	$21,855	$(91,472)	$51,791

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

Recent Business Developments

July 2020 Disposition

On July 9, 2020, we completed the sale of the turbocharger business included within our aftermarket services segment. We recognized a gain on the sale of $9.3 million during the three months ended September 30, 2020. See Note 3 (“Business Transactions”) to our Financial Statements for further details of this transaction.

2022 Notes Redemption

On April 1, 2020, we repaid the 2022 Notes with borrowings from our Credit Facility. See Note 9 (“Long-Term Debt”) to our Financial Statements for further details of this transaction.

March 2020 Disposition

On March 1, 2020, we completed the sale of certain contract operations customer service agreements and approximately 200 compressors, comprising approximately 35,000 horsepower, used to provide compression services under those agreements as well as other assets used to support the operations. We recognized a gain on the sale of $3.2 million during the nine months ended September 30, 2020. See Note 3 (“Business Transactions”) to our Financial Statements for further details of this transaction.

COVID-19 Pandemic

In the first quarter of 2020, the COVID-19 pandemic caused a deterioration in global macroeconomic conditions, including a collapse in the demand for oil and natural gas coupled with an oversupply of oil, which led to substantial spending cuts by our customers and a decline in production. This global response to the pandemic has significantly impacted our market capitalization, revenue and cash flows. Though demand has shown modest improvement since the lows reached in the second quarter as economies have started to reopen, much uncertainty still exists surrounding the timing of a full and sustained recovery.

The key driver of our business is the production of U.S. crude oil and natural gas. Approximately 75% of our operating fleet is deployed for midstream natural gas gathering and wellhead applications with the remaining fleet being used in gas lift applications to enhance oil production. Changes in oil and natural gas production spending therefore typically result in changes in demand for our services. According to the EIA’s October 2020 Short-Term Energy Outlook, both crude oil and dry natural gas production are expected to decline in 2020 and 2021 as the result of the decrease in demand. U.S. crude oil production is estimated to decrease 7% in 2020 and 3% in 2021. U.S. dry natural gas production is estimated to decrease 3% in 2020 and 4% in 2021.

Our customers have substantially cut spending and activity in 2020 as a result of the significant declines in oil and natural gas prices and demand. The duration of decreased spending and activity levels and the timing of their full impact on production remain difficult to predict, as do the magnitude and duration of the pandemic and resulting economic downturn. In anticipation of the lower customer activity levels, we implemented a plan in the second quarter of 2020 to reduce our annual operating, corporate and capital costs by between $75 million and $85 million. Horsepower, utilization and revenue experienced declines in the second and third quarters and are expected to remain at lower levels through the end of 2020 and into 2021 as compared to 2019 in both our contract operations and aftermarket services businesses.

The impact of the COVID-19 pandemic on our 2020 results is primarily visible in the $99.8 million non-cash impairment of our goodwill and the impairment’s resulting impact on income taxes. Revenue, cost of sales, long-lived asset impairment and restructuring charges have also been significantly impacted. See “Financial Results of Operations” below and Note 7 (“Goodwill”), Note 13 (“Long-Lived and Other Asset Impairment”), Note 14 (“Restructuring Charges”) and Note 15 (“Income Taxes”) to our Financial Statements for further discussion.

Operating Highlights

The following table summarizes our available and operating horsepower and utilization (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total available horsepower (at period end)(1)	4,153	4,441	4,153	4,441
Total operating horsepower (at period end)(2)	3,465	3,916	3,465	3,916
Average operating horsepower	3,536	3,770	3,731	3,644
Horsepower utilization:
Spot (at period end)	83%	88%	83%	88%
Average	85%	88%	86%	89%
(1)	Defined as idle and operating horsepower. New compressors completed by a third party manufacturer that have been delivered to us are included in the fleet.
(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

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

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of SG&A, depreciation and amortization, impairments, restatement and other charges, restructuring charges, interest expense, debt extinguishment loss, transaction-related costs, (gain) loss on sale of assets, net, other (income) loss, net, provision for (benefit from) income taxes and loss from discontinued operations, net of tax. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$18,332	$20,407	$(73,236)	$51,286
Selling, general and administrative	18,681	29,526	78,052	87,133
Depreciation and amortization	47,279	48,409	145,950	137,997
Long-lived and other asset impairment	10,727	7,097	72,132	18,821
Goodwill impairment	—	—	99,830	—
Restatement and other charges	—	—	—	445
Restructuring charges	2,900	—	7,036	—
Interest expense	25,221	27,401	80,664	76,972
Debt extinguishment loss	—	—	3,971	3,653
Transaction-related costs	—	4,905	—	7,772
Gain on sale of assets, net	(9,146)	(7,859)	(11,073)	(9,644)
Other (income) loss, net	(324)	49	(1,317)	(381)
Provision for (benefit from) income taxes	5,808	1,448	(18,236)	232
Loss from discontinued operations, net of tax	—	—	—	273
Gross margin	$119,478	$131,383	$383,773	$374,559

Financial Results of Operations

Summary of Results

Revenue. Revenue was $205.6 million and $244.9 million during the three months ended September 30, 2020 and 2019, respectively, and $675.6 million and $719.5 million during the nine months ended September 30, 2020 and 2019, respectively.

The decrease in revenue during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was due to decreases in revenue from our contract operations and aftermarket services businesses.

The decrease in revenue during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due to a decrease in revenue from our aftermarket services business, which was slightly offset by an increase in revenue from our contract operations business.

See “Contract Operations” and “Aftermarket Services” below for further details.

Net income (loss). We had net income of $18.3 million and $20.4 million during the three months ended September 30, 2020 and 2019, respectively, and a net loss of $73.2 million and net income of $51.3 million during the nine months ended September 30, 2020 and 2019, respectively.

The decrease in net income during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily driven by a decrease in gross margin from our contract operations and aftermarket services businesses and increases in provision for income taxes, long-lived and other asset impairment and restructuring charges, partially offset by decreases in SG&A, transaction-related costs, interest expense and depreciation and amortization and an increase in gain on sale of assets, net.

The change from net income to net loss during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily driven by goodwill impairment of $99.8 million, increases in long-lived asset impairment, depreciation and amortization and restructuring charges and a decrease in gross margin from our aftermarket services business, partially offset by increases in gross margin from our contract operations business and benefit from income taxes and decreases in SG&A and transaction-related costs.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Contract Operations

(dollars in thousands)

	Three Months Ended
	September 30,		Increase
	2020	2019	(Decrease)
Revenue	$175,223	$198,337	(12)%
Cost of sales (excluding depreciation and amortization expense)	60,444	75,941	(20)%
Gross margin	$114,779	$122,396	(6)%
Gross margin percentage (1)	66%	62%	4%
(1)	Defined as gross margin divided by revenue.

Revenue decreased primarily due to returns of horsepower amidst the market downturn, the strategic disposition of other horsepower throughout 2019 and 2020 and a decrease in contract operations rates, which was driven by customer shifts to standby status and rate concessions given to customers impacted by the COVID-19 pandemic. Partially offsetting these decreases was the full-quarter benefit in 2020 of significant horsepower additions in 2019, including a $5.6 million increase in revenue associated with the horsepower acquired in the Elite Acquisition completed in August 2019.

Gross margin decreased due to the overall decrease in revenue discussed above, which was partially offset by a decrease in cost of sales. The decrease in cost of sales was primarily due to decreases in costs to mobilize compression packages and maintenance, which were driven by the decreases in operating horsepower mentioned above, a decrease in lube oil expense, which was driven by the decrease in operating horsepower and a decrease in its price, and a decrease in sales and use tax as the result of audit settlements in the third quarter of 2020. Despite the decrease in gross margin, gross margin percentage increased due to a significantly larger decrease in cost of sales, which was largely the result of our cost savings plan implemented in response to the COVID-19 pandemic, as compared to the decrease in revenue.

Aftermarket Services

(dollars in thousands)

	Three Months Ended
	September 30,		Increase
	2020	2019	(Decrease)
Revenue	$30,408	$46,612	(35)%
Cost of sales (excluding depreciation and amortization expense)	25,709	37,625	(32)%
Gross margin	$4,699	$8,987	(48)%
Gross margin percentage	15%	19%	(4)%

The decrease in revenue was due to decreases in service activities and parts sales, which were primarily driven by commodity price declines, customer deferral of maintenance activities as a result of the COVID-19 pandemic and the sale of our turbocharger business at the start of the quarter.

Gross margin and gross margin percentage decreased due to the decrease in revenue mentioned above, partially offset by a decrease in cost of sales, which was primarily driven by the decrease in service activities and parts sales.

Costs and Expenses

(dollars in thousands)

	Three Months Ended
	September 30,
	2020	2019
Selling, general and administrative	$18,681	$29,526
Depreciation and amortization	47,279	48,409
Long-lived and other asset impairment	10,727	7,097
Restructuring charges	2,900	—
Interest expense	25,221	27,401
Transaction-related costs	—	4,905
Gain on sale of assets, net	(9,146)	(7,859)
Other (income) loss, net	(324)	49

Selling, general and administrative. The decrease in SG&A was primarily due to a $6.7 million decrease in sales and use tax that was mainly driven by audit settlements, a $1.4 million decrease in compensation and benefits, $0.7 million decreases in each of bad debt expense and employee travel and meeting expense and a $0.4 million decrease in costs related to our technology transformation project.

Depreciation and amortization. The decrease in depreciation and amortization expense was primarily due to a decrease in depreciation expense resulting from assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2019, partially offset by an increase in depreciation expense associated with fixed asset additions during 2019, including the fixed assets acquired in the Elite Acquisition.

Long-lived and other asset impairment. Each quarter, we review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluate for impairment idle units that have been culled from our compression fleet in prior years and are available for sale. See Note 13 (“Long-Lived and Other Asset Impairment”) to our Financial Statements for further details. The following table presents the results of our compression fleet impairment review, as recorded to our contract operations segment (dollars in thousands):

	Three Months Ended
	September 30,
	2020	2019
Idle compressors retired from the active fleet	105	60
Horsepower of idle compressors retired from the active fleet	28,000	28,000
Impairment recorded on idle compressors retired from the active fleet	$8,137	$7,097

Also during the three months ended September 30, 2020, $1.7 million of capitalized implementation and unamortized prepaid costs related to the mobile workforce component of our multi-year process and technology transformation project was impaired. See Note 8 (“Hosting Arrangements”) to our Financial Statements for further details.

Restructuring charges. We recorded $2.9 million of severance and property disposal costs related to restructuring activities during the three months ended September 30, 2020. See Note 14 (“Restructuring Charges”) to our Financial Statements for further details.

Interest expense. The decrease in interest expense was due to a decrease in the weighted average effective interest rate, partially offset by an increase in the average outstanding balance of long-term debt.

Transaction-related costs. We incurred $4.9 million of financial advisory, legal and other professional fees during the three months ended September 30, 2019 related primarily to the Elite Acquisition.

Gain on sale of assets, net. The increase in gain on sale of assets, net was primarily due to a $9.3 million gain on the July 2020 Disposition, partially offset by a $6.6 million gain on the Harvest Sale in 2019 and a $2.0 million net loss on compression assets sold in 2020 as compared to 2019.

Other (income) loss, net. The change in other (income) loss, net was primarily due to a $0.5 million decrease in indemnification expense incurred pursuant to our tax matters agreement with Exterran Corporation.

Provision for Income Taxes

(dollars in thousands)

	Three Months Ended
	September 30,		Increase
	2020	2019	(Decrease)
Provision for income taxes	$5,808	$1,448	301%
Effective tax rate	24%	7%	17%

The increase in provision for income taxes was primarily due to the tax effect of the increase in book income during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and a reduction in a valuation allowance recorded during the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Contract Operations

(dollars in thousands)

	Nine Months Ended
	September 30,		Increase
	2020	2019	(Decrease)
Revenue	$570,146	$567,102	1%
Cost of sales (excluding depreciation and amortization)	202,485	221,197	(8)%
Gross margin	$367,661	$345,905	6%
Gross margin percentage	64%	61%	3%

During the nine months ended September 30, 2020, revenue included the benefit from significant horsepower additions in the second half of 2019, including a $45.4 million increase in revenue associated with the horsepower acquired in the Elite Acquisition completed in August 2019, which was partially offset by the strategic disposition of other horsepower throughout 2019 and 2020. The increase in revenue was also offset by the impact of returns of horsepower amidst the market downturn and a decrease in rebillable freight due to decreased mobilization activity.

Gross margin and gross margin percentage increased due to a decrease in cost of sales and the overall increase in revenue discussed above. The decrease in cost of sales was primarily driven by decreases in costs to mobilize compression packages, maintenance and lube oil expense, which were driven by the decreases in operating horsepower mentioned above, and a decrease in sales and use tax as the result of audit settlements in the third quarter of 2020. These decreases were partially offset by increases in maintenance and lube oil expense associated with the horsepower acquired in the Elite Acquisition.

Aftermarket Services

(dollars in thousands)

	Nine Months Ended
	September 30,		Increase
	2020	2019	(Decrease)
Revenue	$105,498	$152,396	(31)%
Cost of sales (excluding depreciation and amortization)	89,386	123,742	(28)%
Gross margin	$16,112	$28,654	(44)%
Gross margin percentage	15%	19%	(4)%

The decrease in revenue was due to decreases in service activities and parts sales, which were primarily driven by commodity price declines and customer deferral of maintenance activities as a result of the COVID-19 pandemic.

Gross margin and gross margin percentage decreased due to the decrease in revenue mentioned above, partially offset by a decrease in cost of sales, which was primarily driven by the decrease in service activities and parts sales.

Costs and Expenses

(dollars in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Selling, general and administrative	$78,052	$87,133
Depreciation and amortization	145,950	137,997
Long-lived and other asset impairment	72,132	18,821
Goodwill impairment	99,830	—
Restatement and other charges	—	445
Restructuring charges	7,036	—
Interest expense	80,664	76,972
Debt extinguishment loss	3,971	3,653
Transaction-related costs	—	7,772
Gain on sale of assets, net	(11,073)	(9,644)
Other income, net	(1,317)	(381)

Selling, general and administrative. The decrease in SG&A was primarily due to a $5.9 million decrease in sales and use tax that was mainly driven by audit settlements, a $2.3 million decrease in compensation and benefits, a $1.5 million decrease in professional expenses and a $1.3 million decrease in employee travel and meeting expenses. These decreases were partially offset by a $1.3 million increase in bad debt expense.

Depreciation and amortization. The increase in depreciation and amortization expense was primarily due to an increase in depreciation expense associated with fixed asset additions during 2019, including the fixed assets acquired in the Elite Acquisition, partially offset by a decrease in depreciation expense resulting from assets reaching the end of their depreciable lives as well as the impact of asset impairments and compression asset sales during 2019.

Long-lived and other asset impairment. Each quarter, we review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluate for impairment idle units that have been culled from our compression fleet in prior years and are available for sale. See Note 13 (“Long-Lived and Other Asset Impairment”) to our Financial Statements for further details. The following table presents the results of our compression fleet impairment review, as recorded to our contract operations segment (dollars in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Idle compressor units retired from the active fleet	640	240
Horsepower of idle compressor units retired from the active fleet	235,000	84,000
Impairment recorded on idle compressor units retired from the active fleet	$69,542	$18,821

Also during the nine months ended September 30, 2020, $1.7 million of capitalized implementation and unamortized prepaid costs related to the mobile workforce component of our multi-year process and technology transformation project was impaired. See Note 8 (“Hosting Arrangements”) to our Financial Statements for further details.

Goodwill impairment. During the nine months ended September 30, 2020, we recorded $99.8 million of goodwill impairment due to the decline in the fair value of our contract operations reporting unit. See Note 7 (“Goodwill”) to our Financial Statements for further details.

Restructuring charges. We recorded $7.0 million of severance and property disposal costs related to restructuring activities during the nine months ended September 30, 2020. See Note 14 (“Restructuring Charges”) to our Financial Statements for further details.

Interest expense. The increase in interest expense was primarily due to an increase in the average outstanding balance of long-term debt, partially offset by a decrease in the weighted average effective interest rate.

Debt extinguishment loss. We recorded a debt extinguishment loss of $4.0 million during the nine months ended September 30, 2020 as a result of the redemption of the 2022 Notes. We recorded a debt extinguishment loss of $3.7 million during the nine months ended September 30, 2019 as a result of the redemption of the 2021 Notes. See Note 9 (“Long-Term Debt”) to our Financial Statements for further details.

Transaction-related costs. We incurred $7.8 million of financial advisory, legal and other professional fees during the nine months ended September 30, 2019 related primarily to the Elite Acquisition.

Gain on sale of assets, net. The increase in gain on sale of assets, net was primarily due to a $9.3 million gain on the July 2020 Disposition, a $3.2 million gain on the March 2020 Disposition, which included a $4.8 million gain on the compression assets sold, and a $1.3 million year-over-year increase in the gain on sale of transportation and shop equipment. These increases were partially offset by a $6.6 million gain on the Harvest Sale in 2019 and a $5.7 million net loss on other compression assets sold during 2020 as compared to 2019.

Other income, net. The increase in other income, net was primarily due to a $0.9 million decrease in indemnification expense incurred pursuant to our tax matters agreement with Exterran Corporation.

Provision for (Benefit from) Income Taxes

(dollars in thousands)

	Nine Months Ended
	September 30,		Increase
	2020	2019	(Decrease)
Provision for (benefit from) income taxes	$(18,236)	$232	(7,960)%
Effective tax rate	20%	—%	20%

The change in provision for (benefit from) income taxes was primarily due to the tax effect of the decrease in book income during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, partially offset by a reduction in a valuation allowance and the release of an unrecognized tax benefit due to the settlement of a tax audit recorded during the nine months ended September 30, 2019.

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

We generally invest funds necessary to purchase fleet additions when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new equipment expenditure is expected to generate economic returns over its expected useful life that exceed our cost of capital. In response to the impact that we anticipate the COVID-19 pandemic will have on our customer demand, we decreased our planned capital expenditures for 2020, and currently plan to spend a total of approximately $128 million to $140 million, primarily consisting of approximately $75 million to $80 million for growth capital expenditures and approximately $30 million to $33 million for maintenance capital expenditures.

Financial Resources

Credit Facility

During the nine months ended September 30, 2020 and 2019, the Credit Facility had an average daily balance of $711.8 million and $826.5 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 2.7% and 4.3% at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, there were $12.4 million letters of credit outstanding under the Credit Facility.

We must maintain certain consolidated financial ratios as defined in our Credit Facility agreement. As of September 30, 2020, the ratio requirements did not constrain our undrawn capacity and as such, $491.6 million was available for additional borrowings. As of September 30, 2020, we were in compliance with all covenants under the Credit Facility.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized below (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$266,834	$223,625
Investing activities	(81,995)	(459,196)
Financing activities	(187,048)	233,387
Net decrease in cash and cash equivalents	$(2,209)	$(2,184)

Operating Activities

The increase in net cash provided by operating activities was primarily due to decreases in costs of sales, cash SG&A expenses, contract costs, transaction-related costs and accounts receivable. These cash inflows were partially offset by decreases in revenue and deferred revenue, the receipt of cash proceeds in 2019 from sales and use tax audit settlements and an increase in restructuring charges.

Investing Activities

The decrease in net cash used in investing activities was primarily due to $214.2 million cash paid in the Elite Acquisition in 2019, a $173.1 million decrease in capital expenditures and proceeds of $33.0 million from the March 2020 and July 2020 dispositions, partially offset by a $41.6 million decrease in proceeds from other sales of property, plant and equipment, $30.0 million of which related to proceeds from the Harvest Sale in 2019.

Financing Activities

The change in net cash provided by (used in) financing activities was primarily due to $117.0 million of net repayments of long-term debt in 2020 compared to $299.0 million of net borrowings in 2019 and a $10.2 million increase in dividends paid to stockholders, partially offset by a $7.9 million decrease in payments for debt issuance costs.

Dividends

On October 30, 2020, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock to be paid on November 18, 2020 to stockholders of record at the close of business on November 12, 2020. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

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

As of September 30, 2020 and December 31, 2019, after taking into consideration interest rate swaps, we had $446.0 million and $113.0 million, respectively, of outstanding indebtedness that was effectively subject to variable interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to variable interest rates at September 30, 2020 and December 31, 2019 would have resulted in an annual increase in our interest expense of $4.5 million and $1.1 million, respectively.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of September 30, 2020 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors

The following risk factors became significant to us in the nine months ended September 30, 2020 and should be read in conjunction with the risk factors previously disclosed in our 2019 Form 10-K.

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

Item 2. Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table summarizes our purchases of equity securities during the three months ended September 30, 2020:

Maximum
Number of Shares
			Total Number of	That May Yet be
		Average	Shares Purchased	Purchased Under
	Total Number	Price	as Part of Publicly	the Publicly
	of Shares	Paid per	Announced Plans	Announced Plans
	Purchased (1)	Share	or Programs	or Programs
July 1, 2020 — July 31, 2020	—	$—	N/A	N/A
August 1, 2020 — August 31, 2020	138,922	6.92	N/A	N/A
September 1, 2020 — September 30, 2020	—	—	N/A	N/A
Total	138,922	6.92	N/A	N/A
(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with the vesting of restricted stock awards during the period.

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

November 3, 2020