Form 10-K
period 2020-12-31
Archrock, Inc.
filed 2021-02-23
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2020: $832,567,735.

Number of shares of the common stock of the registrant outstanding as of February 16, 2021: 152,788,049 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2020 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, are incorporated by reference into Part III of this Form 10-K.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2007 Plan	2007 Stock Incentive Plan
2013 Plan	2013 Stock Incentive Plan
2020 Plan	2020 Stock Incentive Plan
2020 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
2021 Notes	$350.0 million of 6% senior notes due April 2021, issued in March 2013
2022 Notes	$350.0 million of 6% senior notes due October 2022, issued in April 2014
2027 Notes	$500.0 million of 6.875% senior notes due April 2027, issued in March 2019
2028 Notes	$800.0 million of 6.25% senior notes due April 2028, $500.0 million of which was issued in December 2019, $300.0 million of which was issued in December 2020
Amendment No. 1	Amendment No. 1 to Credit Agreement, dated February 23, 2018, which amended that Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
Amendment No. 2	Amendment No. 2 to Credit Agreement, dated November 8, 2019, which amended that Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
Amendment No. 3	Amendment No. 3 to Credit Agreement, dated February 22, 2021, which amended that Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
AMNAX	Alerian Midstream Energy Index
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly-owned subsidiaries
ASC 606 Revenue	Accounting Standards Codification Topic 606 Revenue from Contracts with Customers
ASC 842 Leases	Accounting Standards Codification Topic 842 Leases
ASU 2016-13	Accounting Standards Update No. 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2017-12	Accounting Standards Update No. 2017-12—Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
ASU 2018-02	Accounting Standards Update No. 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
ASU 2018-13	Accounting Standards Update No. 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
ASU 2019-12	Accounting Standards Update No. 2019-12—Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes
ASU 2020-04	Accounting Standards Update No. 2020-04—Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting
BBA	British Bankers’ Association
Bcf/d	Billion cubic feet per day
BoLM	U.S. Department of the Interior’s Bureau of Land Management
CAA	Clean Air Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, Public Law No. 116-136, a tax stimulus and economic stabilization bill signed into law on March 27, 2020
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
Code	Internal Revenue Code of 1986, as amended
Congress	U.S. Congress
COVID-19	Coronavirus disease 2019
Credit Facility	$1.25 billion asset-based revolving credit facility, as amended by Amendment No. 2, with a maturity of November 8, 2024
CWA	Clean Water Act
Debt Agreements	Credit Facility, 2027 Notes and 2028 Notes, collectively
DSDP	Directors’ Stock and Deferral Plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration

Elite Acquisition	Transaction completed on August 1, 2019 pursuant to the Asset Purchase Agreement entered into with Elite Compression on June 23, 2019
Elite Compression	Elite Compression Services, LLC
EPA	U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
ESG	Environmental, Social and Governance
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	United Kingdom Financial Conduct Authority
Financial Statements	Consolidated financial statements included in Part IV Item 15 of this 2020 Form 10-K
Former Credit Facility	$350 million revolving credit facility terminated in April 2018 in connection with the Merger and Amendment No.1
GAAP	U.S. generally accepted accounting principles
Harvest	Harvest Four Corners, LLC
Harvest Sale	Transaction completed on August 1, 2019 pursuant to the Asset Purchase Agreement entered into with Harvest on June 23, 2019
Hilcorp	Hilcorp Energy Company
IRS	Internal Revenue Service
JDH Capital	JDH Capital Holdings, L.P.
July 2020 Disposition	Sale completed in July 2020 of the turbocharger business included within our aftermarket services segment
LIBOR	London Interbank Offered Rate
March 2020 Disposition	Sale completed in March 2020 of certain contract operations customer service agreements, compressors and other assets
Merger

Transaction completed on April 26, 2018 in which Archrock acquired all of the Partnership’s outstanding common units not already owned by Archrock pursuant to the Agreement and Plan of Merger, dated as of January 1, 2018, among Archrock and the Partnership, which was amended by Amendment No. 1 to Agreement and Plan of Merger on January 11, 2018

MMb/d	Million barrels per day
NAAQS	National Ambient Air Quality Standards
NOL	Net operating loss
NSPS	New Source Performance Standards
OSHA	Occupational Safety and Health Act
OTC	Over-the-counter, as related to aftermarket services parts and components
Paris Agreement	Resulting agreement of the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change held in Paris, France
Partnership	Archrock Partners, L.P., together with its subsidiaries
PDVSA	PDVSA Gas, S.A.
ppb	Parts per billion
RCRA	Resource Conservation and Recovery Act
ROU	Right-of-use, as related to the lease model under ASC Topic 842 Leases
S&P 500	S&P 500 Composite Stock Price Index
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Spin-off

Spin-off completed in November 2015 of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation

TCEQ	Texas Commission on Environmental Quality
U.S.	United States of America
VOC	Volatile organic compounds
Working Group	Working Group on the Social Cost of Greenhouse Gases
Williams Partners	Williams Partners, L.P.

FORWARD-LOOKING STATEMENTS

This 2020 Form 10-K contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this 2020 Form 10-K are forward-looking statements within the meaning of Section 21E of the Exchange Act, including, without limitation, statements regarding the effects of the COVID-19 pandemic on our business, operations, customers and financial condition; our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and pay dividends; the expected amount of our capital expenditures; anticipated cost savings; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this 2020 Form 10-K. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from those in these forward-looking statements are described in Part I Item 1A “Risk Factors” and Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2020 Form 10-K.

All forward-looking statements included in this 2020 Form 10-K are based on information available to us on the date of this 2020 Form 10-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this 2020 Form 10-K.

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

We are an energy infrastructure company with a pure-play focus on midstream natural gas compression. We are the leading provider of natural gas compression services to customers in the oil and natural gas industry throughout the U.S. in terms of total compression fleet horsepower and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. Our business supports a must-run service that is essential to the production, processing, transportation and storage of natural gas. Our geographic diversity, technically experienced personnel and large fleet of natural gas compression equipment enable us to provide reliable contract operations services to our customers.

We operate in two business segments:

●	Contract Operations. Our contract operations business is comprised of our owned fleet of natural gas compression equipment that we use to provide operations services to our customers.
●	Aftermarket Services. Our aftermarket services business provides a full range of services to support the compression needs of our customers that own compression equipment including operations, maintenance, overhaul and reconfiguration services and sales of parts and components.

Natural Gas Compression Industry Overview

Natural gas compression is a mechanical process whereby the pressure of a given volume of natural gas is increased to a desired higher pressure for transportation from one point to another. It is essential to the production and transportation of natural gas. Compression is typically required several times during the natural gas production and transportation cycle including (i) at the wellhead, (ii) throughout gathering and distribution systems, (iii) into and out of processing and storage facilities and (iv) along intrastate and interstate pipelines. Our service offerings focus primarily on the following cycle stages.

Wellhead and Gathering Systems. Natural gas compression is used to transport natural gas from the wellhead through the gathering system. At some point during the life of natural gas wells, reservoir pressures typically fall below the line pressure of the natural gas gathering or pipeline system used to transport the natural gas to market. At that point, natural gas no longer naturally flows into the pipeline. Compression equipment is applied in both field and gathering systems to boost the pressure levels of the natural gas flowing from the well, allowing it to be transported to market. Changes in pressure levels in natural gas fields require periodic changes to the size and/or type of on-site compression equipment. Compression equipment is also used to increase the efficiency of a low-capacity natural gas field by providing a central compression point from which the natural gas can be produced and injected into a pipeline for transmission to facilities for further processing.

Processing Applications. Compressors may be used in combination with natural gas production and processing equipment to process natural gas into other marketable energy sources. In addition, compression services are used for compression applications in refineries and petrochemical plants. Processing applications typically utilize multiple large horsepower compressors.

Gas Lift Applications. Compression is used to reinject natural gas into producing oil wells to maintain reservoir pressure and help lift liquids to the surface, which is known as enhanced oil recovery or natural gas lift operations. These applications utilize low- to mid-range horsepower compression equipment located at or near the wellhead or large horsepower compression equipment of over 1,000 horsepower for a centralized gas lift system servicing multiple wells.

Many natural gas and crude oil producers, transporters and processors outsource their compression services due to the benefits and flexibility of contract compression. Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure or replace their compression packages to optimize the well production or gathering system efficiency.

We believe outsourcing compression operations to compression service providers such as us offers customers:

●	the ability to efficiently meet their changing compression needs over time while limiting the underutilization of their owned compression equipment;
●	access to the compression service provider’s specialized personnel and technical skills, including engineers and field service and maintenance employees, which we believe generally leads to improved production rates and/or increased throughput;
●	the ability to increase their profitability by transporting or producing a higher volume of natural gas and crude oil through decreased compression downtime and reduced operating, maintenance and equipment costs by allowing the compression service provider to efficiently manage their compression needs; and
●	the flexibility to deploy their capital on projects more directly related to their primary business by reducing their compression equipment and maintenance capital requirements.

We believe the U.S. natural gas compression services industry continues to have growth potential over time due to, among other things, increased natural gas production in the U.S. from unconventional sources, the aging of producing natural gas fields that will require more compression to continue producing the same volume of natural gas and expected increased demand for natural gas in the U.S. for power generation, industrial uses and exports, including liquified natural gas exports and exports of natural gas via pipeline to Mexico.

Contract Operations Overview

Compression Services

We provide comprehensive contract operations services including the personnel, equipment, tools, materials and supplies to meet our customers’ natural gas compression needs. Based on the operating specifications at the customer location and each customer’s unique needs, these services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining the equipment. We work closely with our customers’ field service personnel so that compression services can be adjusted to efficiently match changing characteristics of the reservoir and the natural gas produced and may repackage or reconfigure our existing fleet to adapt to our customers’ compression needs.

During the years ended December 31, 2020, 2019 and 2018, we generated 84%, 80% and 74%, respectively, of our total revenue from contract operations.

Compression Fleet

Our fleet of compressors that we own and use to provide contract operations services consists primarily of reciprocating compressors driven by natural gas-powered engines. We continuously work to standardize our compression fleet around major components and key suppliers. The standardization of our fleet enables us to minimize our fleet operating costs and maintenance capital requirements, reduces inventory costs, facilitates low-cost compressor resizing and allows us to develop improved technical proficiency in our maintenance and overhaul operations, which enables us to achieve higher uptime while maintaining lower operating costs.

Our compressors are predominantly large horsepower, which we define as greater than 1,000 horsepower per unit. We are in the process of a multi-year project to install telematic devices on our compressors that will enable us to monitor our units remotely. All of our compressors are designed to automatically shut down if operating conditions deviate from a pre-determined range.

We maintain field service locations from which we service and overhaul our compression fleet. Our equipment undergoes routine and preventive maintenance in accordance with our established maintenance schedules, standards and procedures. These maintenance practices are updated as technology changes and as our operations group develops new techniques and procedures to better service our equipment. Our field technicians are familiar with the condition of our equipment, perform the maintenance on the equipment and can readily identify potential problems. In our experience, these maintenance practices maximize equipment life and unit availability, minimize avoidable downtime and lower the overall maintenance expenditures over the equipment life. On average, our compression packages undergo a major overhaul once every nine years depending on the type, size and utilization of the compressor.

The following table summarizes the size of our natural gas compression fleet as of December 31, 2020:

		Aggregate
	Number	Horsepower	% of
	of Units	(in thousands)	Horsepower
0 — 1,000 horsepower per unit	3,305	945	23%
1,001 — 1,500 horsepower per unit	1,465	1,977	48%
Over 1,500 horsepower per unit	599	1,198	29%
Total	5,369	4,120	100%

General Terms of our Contract Operations Service Agreements

We typically enter into a master service agreement with each customer that sets forth the general terms and conditions of our services, and then enter into a separate supplemental service agreement for each distinct site at which we will provide contract operations services. The following describes select material terms common to our standard contract operations service agreements.

Term and Termination. Our customers typically contract for our contract operations services on a site-by-site basis that is generally reduced if we fail to operate in accordance with the contract requirements. Following the initial minimum term, which generally ranges from 12 to 48 months, contract operations services generally continue on a month-to-month basis until terminated by either party with 30 days’ advance notice.

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

Aftermarket Services Overview

Our aftermarket services business sells parts and components and provides operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment. We believe that we are particularly well-qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression services and facilities. In addition, our aftermarket services business provides opportunities to cross-sell our contract operations services. During the years ended December 31, 2020, 2019 and 2018, we generated 16%, 20% and 26%, respectively, of our total revenue from aftermarket services.

Competitive Strengths

We believe we have the following key competitive strengths:

Large horsepower. We have the largest fleet of large horsepower equipment among all outsourced compression service providers in the U.S. As of December 31, 2020, 77% of our fleet, as measured by operating horsepower, was comprised of units that exceed 1,000 horsepower per unit. We believe the trends driving demand for large horsepower units will continue. These trends include (i) high levels of associated gas production from shale wells, which is generally produced at a lower initial pressure than dry gas wells, (ii) pad drilling, which brings multiple wells to a single well site with larger volumes of gas, (iii) increasing well lateral lengths, which increase natural gas flow through gas gathering systems and (iv) high probability drilling programs that allow for efficient infrastructure planning.

Excellent customer service. We operate in a relationship-driven, service-intensive industry and therefore need to provide superior customer service. We believe that our regionally-based network, local presence, experience and in-depth knowledge of our customers’ operating needs and growth plans enable us to respond to our customers’ needs and meet their evolving demands on a timely basis. In addition, we focus on achieving a high level of reliability for the services we provide in order to maximize uptime and our customers’ production levels. Our sales efforts concentrate on demonstrating our commitment to enhancing our customers’ cash flows through superior customer service and after-market support.

Superior safety performance. We believe our collective safety performance is pivotal to the success of our business and is of primary importance to our customers. We have a strong safety culture and a proven ability to safely manage our business in a variety of commodity and economic environments. Our safety-centric culture has consistently produced industry-leading safety performance for many years, including a 2020 total recordable incident rate of 0.25.

Large and stable customer base. We have strong relationships with a deep base of midstream companies and natural gas and crude oil producers. Our contract operations revenue base is sourced from approximately 525 customers operating throughout all major U.S. natural gas and crude oil producing regions.

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

Diversified geographic footprint. We operate in substantially all major natural gas and crude oil producing regions in the U.S. Our large fleet and numerous operating locations throughout the U.S., combined with our ability to efficiently move equipment among producing regions, mean that we are not dependent on production activity in any particular region. We believe our size, geographic scope and broad customer base provide us with improved operating expertise and business development opportunities.

Long operating history. We have a long, sustained history of operating in the compression industry and a robust database of fleet financial and operating metrics that provides an advantage compared to our younger competitors. We have extensive experience working with our customers to meet their evolving needs.

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

Business Strategies

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

Capitalize on the long-term fundamentals for the U.S. natural gas compression industry. We believe our ability to efficiently meet our customers’ evolving compression needs, our long-standing customer relationships and our large compression fleet will enable us to capitalize on what we believe are favorable long-term fundamentals for the U.S. natural gas compression industry. These fundamentals include significant natural gas resources in the U.S., increased unconventional natural gas and crude oil production, decreasing natural reservoir pressures and expected increased natural gas demand in the U.S. from the growth of liquified natural gas exports, exports of natural gas via pipeline to Mexico, power generation and industrial uses.

Improve profitability. We are focused on increasing productivity and optimizing our processes. Late in 2018 we began a process and technology transformation project that will, among other things, upgrade or replace our existing ERP, supply chain and inventory management systems and expand the remote monitoring capabilities of our compression fleet. By using technology to make our systems and processes more efficient, we intend to lower our internal costs and improve our profitability over time. In addition, we continue to focus on increasing the percentage of large horsepower equipment within our fleet in order to capitalize on the trends that have been driving, and that we believe will continue to drive, demand for large horsepower units.

Optimize our business to generate attractive returns. We plan to continue to invest in strategically growing our business both organically and through third-party acquisitions. We see opportunities to grow our contract operations business over the long term by putting idle units back to work and adding new horsepower in key growth areas. In addition, because a large amount of compression equipment is owned by natural gas and crude oil producers, processors, gatherers, transporters and storage providers, we believe there will be additional opportunities for our aftermarket services business to provide services and parts to support the operation of this equipment.

Oil and Natural Gas Industry Cyclicality and Volatility

Demand for our products and services is correlated to natural gas and crude oil production. Fluctuations in energy prices can affect the levels of expenditures by our customers, production volumes and ultimately, demand for our products and services; however, we believe our contract operations business is typically less impacted by commodity prices for the following reasons:

●	fee-based contracts minimize our direct commodity price exposure;
●	the natural gas we use as fuel for our compression packages is supplied by our customers, further reducing our direct exposure to commodity price risk;
●	compression services are a necessary part of midstream energy infrastructure that facilitate the transportation of natural gas through gathering systems;
●	our contract operations business is tied primarily to natural gas and crude oil production, transportation and consumption, which are generally less cyclical in nature than exploration and new well drilling and completion activities;

●	the need for compression services and equipment has grown over time due to the increased production of natural gas, the natural pressure decline of natural gas-producing basins and the increased percentage of natural gas production from unconventional sources; and
●	our compression packages operate at a customer location for an average of approximately three years during which time our customers are generally required to pay a fixed monthly fee regardless of the volume of natural gas we compress in any given month.

Seasonal Fluctuations

Our results of operations have not historically reflected any material seasonal tendencies and we do not believe that seasonal fluctuations will have a material impact on us in the foreseeable future.

Market, Suppliers and Customers

We conduct our contract operations activities in substantially all major natural gas and crude oil producing areas throughout the U.S. and have supply agreements with multiple suppliers to meet our compression equipment needs.

Our customer base consists primarily of companies engaged in all aspects of the oil and gas industry including large integrated and independent natural gas and crude oil producers, processors, gatherers and transporters.

We have entered into preferred vendor arrangements with some of our customers that give us preferential consideration for their compression needs. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing.

During the years ended December 31, 2020, 2019 and 2018, our five most significant customers collectively accounted for 28%, 25% and 26%, respectively, of our contract operations and aftermarket services revenue. No single customer accounted for 10% or more of our revenue during the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, Williams Partners accounted for 11% of our contract operations and aftermarket services revenue.

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

Competition

The natural gas compression services business is highly competitive. Overall, we experience considerable competition from companies that may be able to more quickly adapt to changing technology within our industry and changes in economic conditions as a whole, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. We believe we are competitive with respect to price, equipment availability, customer service, flexibility in meeting customer needs, technical expertise and quality and reliability of our compression packages and related services.

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

Governmental Regulation

Environmental Regulation

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

New Source Performance Standards. On June 3, 2016, the EPA issued final regulations amending the NSPS for the oil and natural gas source category and applying to sources of emissions of methane and VOC from certain processes, activities and equipment that is constructed, modified or reconstructed after September 18, 2015. Specifically, the regulation contains both methane and VOC standards for several emission sources not previously covered by the NSPS, such as fugitive emissions from compressor stations and pneumatic pumps and methane standards for certain emission sources that are already regulated for VOC, such as equipment leaks at natural gas processing plants. The amendments also establish methane standards for a subset of equipment that the current NSPS regulates, including reciprocating compressors and pneumatic controllers, and extend the current VOC standards to the remaining unregulated equipment. On August 13, 2020, the EPA adopted deregulatory amendments to the 2016 rule intended to streamline implementation, reduce duplicative EPA and state requirements and decrease the burden of compliance. In particular, the amendments removed the transmission and storage segments from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. Several lawsuits were filed challenging these amendments, and the U.S. Court of Appeals for the D.C. Circuit ordered an administrative stay of these amendments shortly after they were finalized. Although the administrative stay was lifted in October 2020, which brought the amendments into effect, the amendments may still be subject to reversal under the new presidential administration. However, on January 20, 2021, the new administration issued an executive order calling on the EPA to, among other things, consider a proposed rule suspending, revising or rescinding those deregulatory amendments by September 2021. We do not believe that the current rules will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet predict the impact, if any, of any such suspension, revision or rescinding of the current rules.

Venting and Flaring on Federal Lands. On November 18, 2016, the BoLM published final rules to reduce venting and flaring on federal and tribal lands. The rules set forth some novel requirements regarding leak detection inspections at compressor stations and imposed requirements to reduce emissions from pneumatic controllers and pumps, among other things. While the BoLM adopted a rule in 2018 rescinding most of these requirements, that 2018 rule was challenged in court and vacated in July 2020. Following that ruling, another court, which had been hearing challenges to the original 2016 rule, acted on some pending litigation in October 2020 and vacated much of the 2016 rule.

National Ambient Air Quality Standards. On October 1, 2015, the EPA issued a new NAAQS ozone standard of 70 ppb, which is a tightening from the 75 ppb standard set in 2008. This new standard became effective on December 28, 2015, and the EPA completed designating attainment/non-attainment regions under the revised ozone standard in 2018. In November 2016, the EPA proposed an implementation rule for the 2015 NAAQS ozone standard, but the agency has yet to issue a final implementation rule. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. By law, the EPA must review each NAAQS every five years. In December 2018 and again in December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS ozone standard. However, on January 20, 2021, the new administration issued an executive order calling on the EPA to, among other things, propose a Federal Implementation Plan in response to the 2016 NAAQS for California, Connecticut, New York, Pennsylvania and Texas by January 2022. We do not believe continued implementation of the NAAQS ozone standard will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet predict the impact, if any, of any new Federal Implementation Plan.

Texas Commission on Environmental Quality. In January 2011, the TCEQ finalized revisions to certain air permit programs that significantly increase air emissions-related requirements for new and certain existing oil and gas production and gathering sites in the Barnett Shale production area. The final rule established new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, and the lower emissions standards will become applicable between 2020 and 2030 depending on the type of engine and the permitting requirements. A number of other states where our engines are operated have adopted or are considering adopting additional regulations that could impose new air permitting or pollution control requirements for engines, some of which could entail material costs to comply. At this time, however, we cannot predict whether any such rules would require us to incur material costs.

General. New environmental regulations and proposals similar to these, when finalized, and any other new regulations requiring the installation of more sophisticated pollution control equipment or the adoption of other environmental protection measures, could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Independent of Congress, the EPA has promulgated regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These reporting obligations were triggered for one site we operated in 2020.

In addition, the EPA rules provide air permitting requirements for certain large sources of greenhouse gas emissions. The requirement for large sources of greenhouse gas emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward, but is not expected to cause us to incur material costs.

At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. While the Agreement did not impose direct requirements on emitters, national plans to meet its pledge could have resulted in new regulatory requirements. In November 2019, however, plans were formally announced for the U.S. to withdraw from the Paris Agreement with an effective exit date in November 2020. On January 20, 2021, the new administration issued an executive order commencing the process to reenter the Paris Agreement, although the emissions pledges in connection with that effort have not yet been updated. We cannot predict whether re-entry into the Paris Agreement or pledges made in connection therewith will result in new regulatory requirements or whether such requirements will cause us to incur material costs.

In a separate executive order issued on January 20, 2021, the new administration asked the heads of all executive departments and agencies to review and take action to address any Federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. A preliminary list must be provided to the OMB within 30 days of the order. Regulations specifically mentioned for review and possible suspension, revision or rescission include the NSPS, and the EPA was ordered to, among other things, propose new regulations to establish comprehensive standards for performance and emission guidelines for methane and VOCs from existing oil and gas operations by September 2021 and propose a Federal Implementation Plan in response to the 2016 NAAQS for California, Connecticut, New York, Pennsylvania and Texas by January 2022. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increases in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” Various recommendations from the Working Group are due beginning June 1, 2021 and final recommendations no later than January 2022. The executive order also revoked, among other things, the March 2019 permit for the Keystone XL pipeline, ten other environment-related executive orders and three Presidential Memoranda of the prior administration.

Although it is not currently possible to predict how these executive orders or any proposed or future greenhouse gas legislation or regulation promulgated by Congress, the states or multi-state regions will impact our business, any regulation of greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

On January 21, 2021, the new administration issued an executive order on protecting worker health and safety, the stated goal of which is to protect the health and safety of workers from COVID-19. In the executive order, Department of Labor leaders and, in some cases, the leaders of other Federal Departments are called on to, among other things, issue revised guidance to employers on workplace safety during the pandemic, consider whether emergency temporary standards (e.g., mask in the workplace) are necessary, review OSHA enforcement efforts related to COVID-19, focus those enforcement efforts on violations that put the largest number of workers at serious risk or are contrary to anti-retaliation principles and coordinate with State and local government entities responsible for public employee safety.

While we have robust measures in place that meet or exceed current and recently proposed applicable requirements, and while we believe that the executive order will not affect how we are currently managing our business during the COVID-19 pandemic, at this time we do not know exactly how, or even if, these initiatives will affect our operations.

Human Capital

As of December 31, 2020, we had approximately 1,250 employees and had a presence in 39 states. None of our employees are subject to a collective bargaining agreement.

We consider our employees to be our greatest asset and believe that our success depends on our ability to attract, develop and retain our employees. Diversity and inclusion are foundational to our leadership approach and our focus is on how our actions and the actions of our employees foster diversity and inclusion in our everyday activities at Archrock. We support diversity in hiring and gender pay equity, as is reflected in the diversity of our Board of Directors, of which two of nine directors are female, and of our executive leadership team, one third of which is female. In addition, Leonard Mallett joined our Board of Directors in January 2021, further enhancing the industry experience, leadership experience and diversity of our Board of Directors.

We believe we offer competitive and comprehensive compensation and benefits packages that include annual bonuses, stock awards, an employee stock purchase plan, a 401(k) plan with employer contribution, healthcare and insurance benefits, health savings and flexible spending accounts with employer contribution, paid time off, family leave, an employee assistance program and tuition assistance, among many others.

We believe in the ultimate goal of serving as the best corporate citizen possible and are dedicated to inspiring and empowering our employees to operate day in and day out according to our core values of safety, service, integrity, respect and pride. To that end, the Nominating and Corporate Governance Committee of our Board of Directors provides oversight of our policies, practices and programs regarding the promotion of diversity and inclusion within our company and the health and safety of our employees and communities.

Safety, Health and Wellness

The success of our business is fundamentally connected to the well-being of our people and so we are committed to the safety, health and wellness of our employees.

Safety is a core value of our company, and safety performance is a key measure of success that has been included in our short-term incentive program for over 14 years. We actively promote the highest standards of safety behavior and environmental awareness and strive to meet or exceed all applicable local and national regulations. “Stop the Job” is an adopted edict that establishes the obligation of and provides the authority to all employees to stop any task or operation where they perceive that a risk to people, the environment or assets is not properly controlled. We believe that all incidents are preventable and that through proper training, planning and hazard recognition, we can achieve a workplace with zero incidents. To this end, we created the TARGET ZERO program that includes over 90 safety and environmental procedures, and their necessary tools, equipment and training, that are designed to foster a mindset that integrates safety into every work process. Through this program, we successfully lowered our total recordable incident rate from 0.54 in 2019 to 0.25 in 2020, and it will be our continuous goal that we achieve a rate of zero in all future periods.

We also provide our employees and their families with access to a variety of flexible and convenient health and wellness programs that support the maintenance or improvement of our employees’ physical and mental health and encourage engagement in healthy behaviors, including our employee-led RockFIT program that develops and sponsors corporate health and fitness challenges throughout the year.

Response to COVID-19 Pandemic

We took swift action regarding employee well-being in response to the COVID-19 pandemic, establishing a multidisciplinary team, with representation from human resources, health safety and environment, facilities and information technology, to develop a pandemic response plan. We implemented comprehensive protocols to protect the health and safety of our employees, customers and communities, including contactless parts pickup for field employees and customers and mandated social distancing and additional personal protection equipment requirements in the field. We adopted remote work for office-based employees and all travel deemed non-essential was eliminated. Employees began returning to the office, capped at 50% capacity, in the latter part of 2020. We implemented daily temperature checks and provided increased signage, sanitizer, fresh air flow, personal protective equipment and frequent cleaning services at all office locations.

Talent Development

We invest significant resources to develop the talent needed to provide our industry-leading natural gas compression services. We work closely with suppliers to develop training programs for our field service technicians. Our field service technicians are supported by a dedicated training team and collectively completed over 18,000 hours of operational and technical training during 2020. Every new hire field employee enters a program whereby they are assigned an experienced mentor, for an average of six months, under whose direct supervision they apply their classroom learning in the real world setting.

In addition, we offer a number of non-technical, targeted skills-based and career-enhancing training programs, including technical orientation for non-technical employees, supervisor coaching, performance management and conflict resolution. Our talent development programs provide employees with the resources they need to help achieve their career goals, build management skills and lead their organizations.

Building Employee and Community Connections

We consider ourselves a member of every community in which we operate and believe that building connections between our employees, their families and our communities creates a more meaningful and enjoyable workplace. Our employees give generously and are passionate towards many causes, for which they receive annual paid time off to volunteer. Our employee-led Archrock Cares program brings together employees across functions and backgrounds to break down traditional corporate barriers and form strong bonds through the pursuit of shared interests and volunteering and giving opportunities across the country.

Available Information

Our website address is www.archrock.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the SEC. Information on our website is not incorporated by reference in this 2020 Form 10-K or any of our other securities filings. Paper copies of our filings are also available, without charge, from Archrock, Inc., 9807 Katy Freeway, Suite 100, Houston, Texas 77024, Attention: Investor Relations. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers who file electronically with the SEC. The SEC’s website address is www.sec.gov.

Additionally, we make available free of charge on our website:

●	our Code of Business Conduct;
●	our Corporate Governance Principles; and

●	the charters of our audit, compensation and nominating and corporate governance committees.

Item 1A. Risk Factors

As described in “Forward-Looking Statements,” this 2020 Form 10-K contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occur, our business, financial condition, results of operations and cash flows could be negatively impacted.

Industry and General Economic Risks

The COVID-19 pandemic is expected to continue to significantly reduce demand for our services, and may continue to have a material adverse impact on our financial condition, results of operations and cash flows.

The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have resulted in a significant and swift reduction in U.S. economic activity. These effects have materially adversely affected the demand for oil and, to a lesser extent, natural gas, and have had, and are expected to continue to have, a negative impact on demand for our services and products. The collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply, is expected to continue to adversely impact the demand for our services, which in turn could adversely impact our financial condition, results of operations and cash flows.

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

The extent to which our operating and financial results continue to be affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus. The COVID-19 pandemic may materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.

Business and Operational Risks

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

Our ability to grow depends, in part, on our ability to make accretive acquisitions. If we are unable to make accretive acquisitions either because we are (i) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (ii) unable to obtain financing for these acquisitions on economically acceptable terms or (iii) outbid by competitors, then our future growth and ability to maintain dividends could be limited. Furthermore, even if we make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit.

Any acquisition involves potential risks, including, among other things:

●	an inability to integrate successfully the businesses we acquire;
●	the assumption of unknown liabilities;
●	limitations on rights to indemnity from the seller;
●	mistaken assumptions about the cash generated or anticipated to be generated by the business acquired or the overall costs of equity or debt;
●	the diversion of management’s attention from other business concerns;
●	unforeseen operating difficulties; and
●	customer or key employee losses at the acquired businesses.

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

Following the closing of the Elite Acquisition, an affiliate of Hilcorp holds a significant portion of our common stock, and Hilcorp’s interest as an equity holder may conflict with the interests of our other shareholders or our noteholders.

In connection with the closing of the Elite Acquisition, JDH Capital, an affiliate of Hilcorp, received 21.7 million shares of our common stock, representing 14.2% of our outstanding common stock as of December 31, 2020. As long as JDH Capital, together with affiliates of Hilcorp, owns at least 7.5% of our outstanding common stock, it will have the right to nominate one director to our Board of Directors. Given its ownership level and board representation, JDH Capital may have some influence over our operations and strategic direction and may have interests that conflict with the interests of other equity and debt holders.

While we paid quarterly dividends of $0.145 per share of common stock during the year ended December 31, 2020, there can be no assurance that we will pay dividends in the future.

We paid quarterly cash dividends of $0.145 per share of common stock during the year ended December 31, 2020. We cannot provide assurance that we will, at any time in the future, again generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend or that our Board of Directors would determine to use any such surplus or our net profits to pay a dividend.

Future dividends may be affected by, among other factors:

●	the availability of surplus or net profits, which in turn depend on the performance of our business and operating subsidiaries;
●	our debt service requirements and other liabilities;
●	our ability to refinance our debt in the future or borrow funds and access capital markets;
●	restrictions contained in our debt agreements;
●	our future capital requirements, including to fund our operating expenses and other working capital needs;
●	the rates we charge for our services;
●	the level of demand for our services;
●	the creditworthiness of our customers;
●	our level of operating expenses; and
●	changes in U.S. federal, state and local income tax laws or corporate laws.

We cannot provide assurance that we will declare or pay dividends in any particular amount or at all in the future. A decision not to pay dividends or a reduction in our dividend payments in the future could have a negative effect on our stock price.

Financial Risks

We have a substantial amount of debt that could limit our ability to fund future growth and operations and increase our exposure to risk during adverse economic conditions.

At December 31, 2020, we had $1.7 billion in outstanding debt obligations, net of unamortized debt discounts and unamortized deferred financing costs. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors.

Our substantial debt and associated commitments could have important adverse consequences to our liquidity, particularly to the extent our borrowing capacity becomes covenant restricted. For example, these commitments could:

●	make it more difficult for us to satisfy our contractual obligations;
●	increase our vulnerability to general adverse economic and industry conditions;
●	limit our ability to fund future working capital, capital expenditures, acquisitions or other corporate requirements;
●	increase our vulnerability to interest rate fluctuations because the interest payments on a portion of our debt are based upon variable interest rates and a portion can adjust based on our credit statistics;
●	limit our flexibility in planning for, or reacting to, changes in our business and our industry;
●	place us at a disadvantage compared to our competitors that have less debt or less restrictive covenants in such debt; and
●	limit our ability to incur indebtedness in the future.

Covenants in our Debt Agreements may impair our ability to operate our business.

Our Debt Agreements contain various covenants with which we or certain of our subsidiaries must comply, including, but not limited to, restrictions on the use of proceeds from borrowings, limitations on the incurrence of indebtedness, investments, acquisitions, making loans, liens on assets, repurchasing equity, making dividends or distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Debt Agreements also contain various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers.

The Credit Facility is also subject to financial covenants, including the following ratios after giving effect to Amendment No. 3, as defined in the corresponding agreement:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.0 to 1.0
Total Debt to EBITDA
Through fiscal year 2022	5.75 to 1.0
January 1, 2023 through September 30, 2023	5.50 to 1.0
Thereafter (1)	5.25 to 1.0
(1)	Subject to a temporary increase to 5.50 to 1.0 for any quarter during which an acquisition satisfying certain thresholds is completed and for the two quarters immediately following such quarter.

If we were to anticipate non-compliance with these financial ratios, we may take actions to maintain compliance with them. These actions include reductions in its general and administrative expenses, capital expenditures or the payment of cash distributions. Any of these measures may reduce the amount of cash available for payment of dividends and the funding of our business requirements, which could have an adverse effect on our business, operations, cash flows or the price of our common stock.

The breach of any of the covenants under the Debt Agreements could result in a default under the Debt Agreements, which could cause indebtedness under the Debt Agreements to become due and payable. If the repayment obligations under the Debt Agreements were to be accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms and our financial position would be materially adversely affected. A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform the obligations under the Debt Agreements could lead to a default under those agreements. Further, a default under one or more of the Debt Agreements would trigger cross-default provisions under the other Debt Agreements, which would accelerate our obligation to repay the indebtedness under those agreements.

As of December 31, 2020, we were in compliance with all covenants under the Debt Agreements.

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

We may not be able to maintain or increase our asset and customer base unless we have access to sufficient capital to purchase additional compression equipment. Cash flow from our operations and availability under our Credit Facility may not provide us with sufficient cash to fund our capital expenditure requirements, including any funding requirements related to acquisitions. Our ability to grow our asset and customer base could be impacted by limits on our ability to access additional capital.

We may be vulnerable to interest rate increases due to our variable rate debt obligations.

As of December 31, 2020, after taking into consideration interest rate swaps, we had $93.0 million of outstanding indebtedness that was effectively subject to variable interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. A 1% increase in the effective interest rate on our outstanding debt subject to variable interest rates at December 31, 2020 would result in an annual increase in our interest expense of $0.9 million. In addition, a substantial portion of our cash flow must be used to service our debt obligations. Any increase in our interest expense could negatively impact our results of operations and cash flows, including our ability to pay dividends in the future.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations, including our Credit Facility.

On July 27, 2017, the FCA announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. As a result, LIBOR may be discontinued by 2022. Furthermore, in the U.S., efforts to identify a set of alternative U.S. dollar reference interest rates that could replace LIBOR include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. In addition, any other legal or regulatory changes made by the FCA, ICE Benchmark Administration Limited, the European Money Markets Institute (formerly Euribor-EBF), the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination. This could result in LIBOR no longer being determined or published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rate paid on our current or future debt obligations, including the Credit Facility, will need to be determined using alternative methods, which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on any current of future debt obligations, including the Credit Facility, if U.S. dollar LIBOR was available in its current form.

At this time, it is not possible to predict whether any such changes will occur, whether LIBOR will be phased out or any such alternative reference rates or other reforms to LIBOR will be enacted in the United Kingdom, the U.S. or elsewhere or the effect that any such changes, phase out, alternative reference rates or other reforms, if they occur, would have on the amount of interest paid on, or the market value of, our current or future debt obligations, including the Credit Facility. Uncertainty as to the nature of such potential changes, phase out, alternative reference rates or other reforms may materially adversely affect the terms of the Credit Facility and any interest rate swaps or other derivative agreements to which we are a party. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks” may materially adversely affect the market value of, the applicable interest rate on and the amount of interest paid on our current or future debt obligations, including the Credit Facility. In addition, even if we have entered into interest rate swaps or other derivative instruments for purposes of managing our interest rate exposure, our hedging strategies may not be effective as a result of the replacement or phasing out of LIBOR and other “benchmarks” and we may incur substantial losses as a result.

Customer and Contract Risks

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

Our five most significant customers collectively accounted for 28%, 25% and 26% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Our services are provided to these customers pursuant to contract compression services agreements, which typically have an initial term of 12 to 48 months and continue thereafter until terminated by either party with 30 days’ advance notice. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

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

Labor and Supply Chain Risks

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

We depend on particular suppliers and are vulnerable to product shortages and price increases. With respect to our suppliers of newly-fabricated compression equipment specifically, we occasionally experience long lead times, and therefore may at times make purchases in anticipation of future business. If we are unable to purchase compression equipment or other integral equipment, materials and services from third party suppliers, we may be unable to retain existing customers or compete for new customers, which could have a material adverse effect on our business, results of operations and financial condition.

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

Information Technology and Cybersecurity Risks

We may not realize the intended benefits of our technology transformation project, which could have an adverse effect on our business.

In the fourth quarter of 2018, we began a process and technology transformation project that will, among other things, upgrade or replace our existing ERP, supply chain and inventory management systems and expand the remote monitoring capabilities of our compression fleet. By using technology to make our systems and processes more efficient, we intend to lower our internal costs and improve our profitability over time. However, the implementation of the technology transformation project requires capital and other resources, and we anticipate that the project will continue to require significant resources and result in increased SG&A expense and capital expenditures in 2021. Further, we may not realize the benefits we expect to realize from the technology transformation project. Any such difficulties could have an adverse effect on our business, results of operations and financial condition.

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

Tax-related Risks

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

Our ability to use any NOLs generated by us could be substantially limited if we were to experience an “ownership change” as defined under Section 382 of the Code. In general, an “ownership change” would occur if our “5-percent stockholders,” as defined under Section 382 of the Code, including certain groups of persons treated as “5-percent stockholders,” collectively increased their ownership in us by more than 50 percentage points over a rolling three-year period. An ownership change can occur as a result of a public offering of our common stock, as well as through secondary market purchases of our common stock and certain types of reorganization transactions. We have experienced ownership changes, which may result in an annual limitation on the use of its pre-ownership change NOLs (and certain other losses and/or credits) equal to the equity value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurs. Due to the COVID-19 pandemic, the U.S. Federal Reserve has lowered the long-term tax-exempt rate. Market volatility due to reduced demand from the COVID-19 pandemic and oil oversupply and the related decrease in our equity value may cause increased interest in our common stock, which may result in an additional ownership change. Both of these changes could further limit our use of pre-ownership change NOLs if we experienced an additional ownership change. Furthermore, the IRS has recently proposed regulations that would prevent us from using unrealized built-in gains to increase this limitation. If these regulations were finalized and we experienced an ownership change our ability to use our NOLs may be limited. Such a limitation could, for any given year, have the effect of increasing the amount of our U.S. federal income tax liability, which would negatively impact the amount of after-tax cash available for distribution to our stockholders and our financial condition.

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

Legal and Regulatory Risks

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

For example, at the U.S. federal level, the EPA issued an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing operations under Section 8 of the Toxic Substances Control Act and proposed regulations under the CWA governing wastewater discharges from hydraulic fracturing and certain other natural gas operations. On March 26, 2015, the BoLM released a final rule that updates existing regulation of hydraulic fracturing activities on U.S. federal lands, including requirements for chemical disclosure, wellbore integrity and handling of flowback water. The final rule never went into effect due to pending litigation and on December 28, 2017, the BoLM announced that it had rescinded the 2015 final rule, in part citing a review that found that 32 of the 32 states with federal oil and gas leases have regulations that already address hydraulic fracturing.

On January 27, 2021, the new administration issued an executive order directing the Secretary of the Interior to pause all new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices in light of potential climate and other impacts associated with oil and natural gas activities thereon. Legal challenges to the suspension have already been filed and are currently pending.

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

On June 3, 2016, the EPA issued final regulations amending the NSPS for the oil and natural gas source category and applying to sources of emissions of methane and VOC from certain processes, activities and equipment that is constructed, modified or reconstructed after September 18, 2015. Specifically, the regulation contains both methane and VOC standards for several emission sources not previously covered by the NSPS, such as fugitive emissions from compressor stations and pneumatic pumps and methane standards for certain emission sources that are already regulated for VOC, such as equipment leaks at natural gas processing plants. The amendments also establish methane standards for a subset of equipment that the current NSPS regulates, including reciprocating compressors and pneumatic controllers, and extend the current VOC standards to the remaining unregulated equipment. On August 13, 2020, the EPA adopted deregulatory amendments to the 2016 rule intended to streamline implementation, reduce duplicative EPA and state requirements and decrease the burden of compliance. In particular, the amendments removed the transmission and storage segments from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. Several lawsuits were filed challenging these amendments, and the U.S. Court of Appeals for the D.C. Circuit ordered an administrative stay of these amendments shortly after they were finalized. Although the administrative stay was lifted in October 2020, which brought the amendments into effect, the amendments may still be subject to reversal under the new presidential administration. However, on January 20, 2021, the new administration issued an executive order calling on the EPA to, among other things, consider a proposed rule suspending, revising or rescinding those deregulatory amendments by September 2021. We do not believe that the current rules will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet predict the impact, if any, of any such suspension, revision or rescinding of the current rules.

On November 18, 2016, the BoLM published final rules to reduce venting and flaring on federal and tribal lands. The rules set forth some novel requirements regarding leak detection inspections at compressor stations and imposed requirements to reduce emissions from pneumatic controllers and pumps, among other things. While the BoLM adopted a rule in 2018 rescinding most of these requirements, that 2018 rule was challenged in court and vacated in July 2020. Following that ruling, another court, which had been hearing challenges to the original 2016 rule, acted on some pending litigation in October 2020 and vacated much of the 2016 rule.

On October 1, 2015, the EPA issued a new NAAQS ozone standard of 70 ppb, which is a tightening from the 75 ppb standard set in 2008. This new standard became effective on December 28, 2015, and the EPA completed designating attainment/non-attainment regions under the revised ozone standard in 2018. In November 2016, the EPA proposed an implementation rule for the 2015 NAAQS ozone standard, but the agency has yet to issue a final implementation rule. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. By law, the EPA must review each NAAQS every five years. In December 2018 and again in December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS ozone standard. However, on January 20, 2021, the new administration issued an executive order calling on the EPA to, among other things, propose a Federal Implementation Plan in response to the 2016 NAAQS for California, Connecticut, New York, Pennsylvania and Texas by January 2022. We do not believe continued implementation of the NAAQS ozone standard will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet predict the impact, if any, of any new Federal Implementation Plan.

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

Climate change legislation, regulatory initiatives and stakeholder pressures could result in increased compliance costs, financial risks and potential reduction in demand for our services.

Climate change legislation and regulatory initiatives may occur from a variety of sources, including international, national, regional and state levels of government and associated administrative bodies, seeking to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane. At the international level, the Paris Agreement, which went into effect in November 2016, seeks to combat climate change through the establishment of individually-determined greenhouse gas emissions reduction goals. U.S. climate change strategy and implementation of that strategy through legislation and regulation may change from one administration to the next, as President Biden has recently recommitted the U.S. to the Paris Agreement after his predecessor withdrew the U.S. from the agreement. Given this uncertainty, U.S. companies may need to remain prepared to comply with requirements arising from participation in the Paris Agreement going forward. It has become increasingly likely that the U.S. will develop federal climate legislation in addition to existing energy legislation and other initiatives relevant to greenhouse gas emissions issues. Many U.S. states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our natural gas-powered compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

The legislative landscape continues to change and to be met with legal challenges with respect to climate-related laws and regulations, making it difficult to predict with certainty the ultimate impact they will have on the company in the aggregate. Although it is not currently possible to predict how any proposed or future greenhouse gas legislation or regulation promulgated at the international, national, state or local levels will impact our business, any regulation of greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs, additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Apart from governmental regulation, there are also increasing financial risks for companies in the energy sector as shareholders and bondholders currently invested in energy companies may elect in the future to shift some or all of their investments toward non-fossil fuel energy sources. In recent years there have been increased efforts to encourage the consideration of ESG practices of companies in making investment decisions and, as a result, investment banks and asset managers based both domestically and internationally have announced that they are adopting climate change guidelines for their banking and investing activities. Institutional lenders who provide financing to energy companies such as ourselves have become more attentive to sustainable lending practices, and some may elect not to provide traditional energy producers or companies that support such producers with funding. ESG considerations may also affect others in the investment community, including investment advisers, sovereign wealth funds, public pension funds and other groups, and may result in their divestment of energy-related equities. Limitation of investments in and financings for energy companies could result in the restriction, delay or cancellation of infrastructure projects and energy production activities. This potential for reduced access to the capital and financial markets, whether impacting our customers and/or our company, may further adversely affect the demand for and price of our securities.

Furthermore, at this time, there is significant uncertainty with respect to the extent to which climate change may lead to more extreme weather patterns, but it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere can change the climate in a manner that results in significant weather-related effects, such as increased frequency and severity of storms, droughts, floods and other such events. Energy needs could increase or decrease as a result of extreme weather conditions depending on the duration and magnitude of any such climate changes. Increased energy use due to weather changes may require us to invest in order to serve increased demand. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues. To the extent the frequency of extreme weather events increases, this could increase our cost of providing service. If any of these results occur, it could have an adverse effect on our assets and operations and cause us to incur costs in preparing for and responding to them.

In sum, any legislation, regulatory programs or social pressures related to climate change could increase our costs and require substantial capital, compliance, operating and maintenance costs, reduce demand for our services and reduce our access to financial markets. Current, as well as potential future, laws and regulations that limit emissions of greenhouse gases or that otherwise promote the use of renewable energy over fossil fuel energy sources could increase the cost of our midstream services and, thereby, further reduce demand and adversely affect the company’s sales volumes, revenues and margins.

Increased environmental, social and governance scrutiny and changing expectations from stakeholders may impose additional costs or additional risks.

In recent years, increasing attention has been given to corporate activities related to ESG matters. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including increasing attention and demands for action related to climate change, promoting the use of substitutes to fossil fuel products and encouraging the divestment of companies in the fossil fuel industry. Companies which do not adapt to or comply with expectations and standards on ESG matters, as they continue to evolve, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition and/or stock price of such a company could be materially and adversely affected.

Our operations, projects and growth opportunities require us to have strong relationships with various key stakeholders, including our shareholders, employees, suppliers, customers, local communities and others. We may face pressures from stakeholders, many of whom are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability while at the same time remaining a successfully operating public company. If we do not successfully manage expectations across these varied stakeholder interests, it could erode our stakeholder trust and thereby affect our brand and reputation. Such erosion of confidence could negatively impact our business through decreased demand and growth opportunities, delays in projects, increased legal action and regulatory oversight, adverse press coverage and other adverse public statements, difficulty hiring and retaining top talent, difficulty obtaining necessary approvals and permits from governments and regulatory agencies on a timely basis and on acceptable terms, and difficulty securing investors and access to capital. The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table describes the material facilities we owned or leased at December 31, 2020:

Location	Status	Square Feet	Use by Segment
Houston, Texas	Leased	75,000	Corporate office - Contract Operations and Aftermarket Services
Brookwood, Alabama	Leased	14,000	Contract Operations and Aftermarket Services
Bakersfield, California	Leased	18,000	Aftermarket Services
Greeley, Colorado	Leased	10,000	Contract Operations and Aftermarket Services
Rifle, Colorado	Leased	10,000	Contract Operations and Aftermarket Services
Broussard, Louisiana	Owned	89,000	Aftermarket Services
Houma, Louisiana	Owned	60,000	Contract Operations and Aftermarket Services
Gaylord, Michigan	Leased	13,000	Contract Operations and Aftermarket Services
Farmington, New Mexico	Owned	62,000	Aftermarket Services
Oklahoma City, Oklahoma	Leased	41,000	Contract Operations and Aftermarket Services
Yukon, Oklahoma	Owned	85,000	Contract Operations and Aftermarket Services
Tunkhannock, Pennsylvania	Leased	7,000	Contract Operations and Aftermarket Services
Asherton, Texas	Leased	9,000	Contract Operations and Aftermarket Services
Brenham, Texas	Owned	10,000	Contract Operations and Aftermarket Services
Bridgeport, Texas	Leased	12,000	Contract Operations and Aftermarket Services
Cotulla, Texas	Leased	10,000	Contract Operations and Aftermarket Services
Fort Worth, Texas	Leased	49,000	Contract Operations and Aftermarket Services
Kenedy, Texas	Leased	11,000	Contract Operations and Aftermarket Services
Marshall, Texas	Leased	11,000	Contract Operations and Aftermarket Services
Midland, Texas	Owned	51,000	Contract Operations and Aftermarket Services
Pecos, Texas	Leased	10,000	Contract Operations and Aftermarket Services
San Angelo, Texas	Leased	12,000	Contract Operations and Aftermarket Services
Victoria, Texas	Owned	23,000	Contract Operations and Aftermarket Services
Victoria, Texas	Owned	66,000	Contract Operations and Aftermarket Services
Bridgeport, West Virginia	Leased	17,000	Contract Operations and Aftermarket Services
Evansville, Wyoming	Leased	15,000	Contract Operations and Aftermarket Services
Rock Springs, Wyoming	Leased	9,000	Contract Operations and Aftermarket Services

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

The performance graph below shows the cumulative total stockholder return on our common stock compared with the S&P 500 and AMNAX indices over the five-year period beginning on December 31, 2015. The results are based on an investment of $100 in each of our common stock, the S&P 500 and the AMNAX. The graph assumes reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

Comparison of Five Year Cumulative Total Return

AROC
S&P 500
AMNAX
220
200
180
160
140
120
100
80
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this 2020 Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

Holders

On February 16, 2021, the closing price of our common stock was $9.96 per share. As of February 16, 2021, there were approximately 1,826 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by banks, brokers and other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) of this 2020 Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table summarizes our purchases of equity securities during the three months ended December 31, 2020:

Maximum
Number of Shares
			Total Number of	That May Yet be
		Average	Shares Purchased	Purchased Under
	Total Number	Price	as Part of Publicly	the Publicly
	of Shares	Paid per	Announced Plans	Announced Plans
	Purchased (1)	Share	or Programs	or Programs
October 1, 2020 — October 31, 2020	—	$—	N/A	N/A
November 1, 2020 — November 30, 2020	1,673	5.93	N/A	N/A
December 1, 2020 — December 31, 2020	—	—	N/A	N/A
Total	1,673	5.93	N/A	N/A
(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with the vesting of restricted stock awards during the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements, the notes thereto, and the other financial information appearing elsewhere in this 2020 Form 10-K. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Forward-Looking Statements” and Part I Item 1A “Risk Factors” in this 2020 Form 10-K.

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

We operate in two business segments:

●	Contract Operations. Our contract operations business is comprised of our owned fleet of natural gas compression equipment that we use to provide operations services to our customers.
●	Aftermarket Services. Our aftermarket services business provides a full range of services to support the compression needs of our customers that own compression equipment including operations, maintenance, overhaul and reconfiguration services and sales of parts and components.

Significant 2020 Transactions

December 2020 Notes Offering

On December 17, 2020, we completed a private offering of $300.0 million aggregate principal amount of 6.25% senior notes due April 2028. The notes were issued at 104.875% of their face value and we received net proceeds of $309.9 million after deducting issuance costs, which were used to repay borrowings outstanding under our Credit Facility. See Note 14 (“Long-Term Debt”) to our Financial Statements for further details of this transaction.

July 2020 Disposition

On July 9, 2020, we completed the sale of the turbocharger business included within our aftermarket services segment. We recognized a gain on the sale of $9.3 million during the year ended December 31, 2020. See Note 4 (“Business Transactions”) to our Financial Statements for further details of this transaction.

2022 Notes Redemption

On April 1, 2020, we repaid the 2022 Notes with borrowings under our Credit Facility. See Note 14 (“Long-Term Debt”) to our Financial Statements for further details of this transaction.

March 2020 Disposition

On March 1, 2020, we completed the sale of certain contract operations customer service agreements and approximately 200 compressors, comprising approximately 35,000 horsepower, used to provide compression services under those agreements as well as other assets used to support the operations. We recognized a gain on the sale of $3.2 million during the year ended December 31, 2020. See Note 4 (“Business Transactions”) to our Financial Statements for further details of this transaction.

Trends and Outlook

The key driver of our business is the production of U.S. natural gas and crude oil. Approximately 75% of our operating fleet is deployed for midstream natural gas gathering and wellhead applications, with the remaining fleet being used in gas lift applications to enhance crude oil production. Changes in natural gas and crude oil production spending therefore typically result in changes in demand for our services.

Spending on natural gas and crude oil exploration and production typically declines when there is a significant and prolonged reduction in natural gas and crude oil prices or significant instability in energy markets and increases during periods of rising prices and market stability. As our business is so closely aligned with production and is typically less directly impacted by commodity prices, we are not exposed to the volatility often faced in shorter-cycle oil field service businesses.

COVID-19 Pandemic

In the first quarter of 2020, the COVID-19 pandemic caused a deterioration in global macroeconomic conditions, including a collapse in the demand for natural gas and crude oil coupled with an oversupply of crude oil, which led to substantial spending cuts by our customers and a decline in natural gas and crude oil production. This global response to the pandemic has adversely impacted our market capitalization, revenue and cash flows. Though demand has shown modest improvement since the lows reached in the second quarter as economies started to reopen, additional surges of the disease are currently underway globally and much uncertainty still exists surrounding the magnitude and duration of the pandemic and resulting economic downturn. Similarly, the duration of the decreased spending and activity levels of our customers and the timing of their full impact on production remain difficult to predict.

The impact of the COVID-19 pandemic on our 2020 results is primarily visible in the $99.8 million non-cash impairment of our goodwill and the impairment’s resulting $22.6 million tax benefit. Horsepower, utilization and revenue experienced declines beginning in the second quarter as compared to 2019 and are expected to remain at lower levels into 2021 in both our contract operations and aftermarket services businesses. Long-lived and other asset impairment and restructuring charges have also been significantly impacted. See “Financial Results of Operations” below and Note 9 (“Goodwill”), Note 18 (“Long-Lived and Other Asset Impairment”), Note 19 (“Restructuring Charges”) and Note 20 (“Income Taxes”) to our Financial Statements for further discussion.

In recent years, prior to the COVID-19 pandemic, increased global demand for U.S. natural gas and crude oil production had contributed to increased production for both resources and record U.S. natural gas production in 2018 and 2019. Production fell sharply in the second quarter of 2020, however, as a result of the global response to the COVID-19 pandemic. According to the EIA, average U.S. dry natural gas and crude oil production in 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Average dry natural gas production (Bcf/d)	91.3	92.0	83.8
Average crude oil production (MMb/d)	11.3	12.2	11.0

The increases in production in 2018 and 2019 resulted in strong demand for our compression services in those years and into the first quarter of 2020. Additionally, we increased our investment in new fleet units in 2019 and 2018 to take advantage of improved market conditions. As a result of this increased demand and investment, our contract operations revenue and average operating horsepower increased 15% and 10%, respectively, in 2019 compared to 2018. In 2020, however, the decrease in demand and production brought on by the COVID-19 pandemic drove revenue and average operating horsepower back down to below 2019 levels.

Outlook

The EIA forecasts the following year-over-year changes in its February 2021 Short-Term Energy Outlook report:

	Increase (Decrease)
	2021	2022
U.S. dry natural gas production	(1)%	1%
U.S. crude oil production	(3)%	5%
U.S. natural gas domestic consumption	(2)%	(1)%
Liquefied natural gas exports	30%	9%

Overall, U.S. natural gas and crude oil production is expected to show a modest decline in 2021 as producers limit drilling and completion activity to achieve maintenance levels of production and cash flows in the course of the COVID-19 pandemic. Accordingly, we anticipate demand for our compression services to also decrease, though with a potential for improved conditions later in 2021 and into 2022.

Long term, the EIA expects dry natural gas production to increase 7% and 12% through 2025 and 2030, respectively. Natural gas provides an affordable and reliable solution that we believe will play a prominent role in a cleaner energy mix, even as energy generation from renewables increases. We believe that the U.S. natural gas compression services industry continues to have growth potential over time due to, among other things, increased natural gas production in the U.S. from unconventional sources, aging producing natural gas fields that will require more compression to continue producing the same volume of natural gas and expected increased demand for natural gas in the U.S. for power generation, industrial uses and exports, including liquefied natural gas exports and exports of natural gas via pipeline to Mexico. We expect that such an increase in demand for U.S. natural gas will in turn lead to continued strong demand for compression services.

In our aftermarket services business, though activity levels decreased in 2020 and 2019 as customers deferred maintenance activities, the base of owned compression in the U.S. has increased over the past several years, which we believe will help sustain our aftermarket services business over the long term.

Key Challenges and Uncertainties

In addition to general market conditions in the oil and gas industry and competition in the natural gas compression industry, we believe the following represent the key challenges and uncertainties we will face in the future.

Capital Requirements and the Availability of External Sources of Capital. We have funded a significant portion of our capital expenditures and acquisitions through borrowings under the Credit Facility and have issued additional debt such that we now have a substantial amount of debt, which could limit our ability to fund future planned capital expenditures. Current conditions could limit our ability to access the debt and equity markets to raise capital on affordable terms in 2021 and beyond. If we are not successful in raising capital within the time period required or at all, we may not be able to fund these capital expenditures, which could impair our ability to grow or maintain our business.

Cost Management. In anticipation of lower customer activity levels in response to the COVID-19 pandemic, we implemented a plan in the second quarter of 2020 to reduce our annual operating, corporate and capital costs by between $75 million and $85 million.

In addition, in order to improve our operations, in late 2018 we began a process and technology transformation project that will, among other things, upgrade or replace our existing ERP, supply chain and inventory management systems and expand the remote monitoring capabilities of our compression fleet. We believe these improvements will reduce our operating costs and increase our uptime, and we anticipate that the project will continue to require significant resources and result in increased SG&A expense and capital expenditures for the implementation of new technologies in 2021.

Cost management continues to be challenging and there is no guarantee that our efforts will result in a reduction in our operating expenses. Natural gas production growth and resulting demand for our services, once resumed, could also cause us to experience increased operating expenses as we hire employees and incur additional expenses needed to support the rebound in market demand.

Labor. We believe that our ability to hire, train and retain qualified personnel will continue to be important. Although we have been able to historically satisfy our personnel needs, retaining employees in our industry continues to be a challenge. Our ability to grow and to continue our current level of service to our customers will depend in part on our success in hiring, training and retaining our employees, including those employees impacted by our headcount reduction and furloughs through the course of the COVID-19 pandemic.

Later-Cycle Market Participant. Compression service providers have traditionally been a later-cycle participant as energy markets fluctuate. As such, we anticipate that any significant change in the demand for our contract operations services will generally lag a change in drilling activity. Increased natural gas and crude oil production in 2018 and 2019 contributed to increased new orders for our compression services during those years and into the first quarter of 2020, the revenue gains from which were realized in 2019 and the first quarter of 2020. In the second quarter of 2020, however, customer demand dropped sharply in response to the COVID-19 pandemic, and the associated decrease in our revenue occurred almost immediately.

Dry natural gas production, one of the key drivers of our business, increased 12% in 2018 and 10% in 2019 before falling 1% in 2020, and is expected to increase 7% in 2021 through 2025. We believe that, similar to the rapid drops in customer demand and associated revenue experienced this year, our revenue will increase concurrently with a pickup in customer demand as the COVID-19 pandemic runs its course. Long term, we expect to return to the more traditional cycle in which production growth increases demand for compression services, which results in increases in revenue and gross margin, though on a lag of several quarters or more.

Customer deferrals. Our aftermarket services revenue decreased in 2020 and 2019 as customers deferred near-term maintenance activities. We believe the large installed base of owned compression supports the long-term fundamentals of the aftermarket services business: however, the timing of a recovery is difficult to predict, particularly in light of the economic downturn caused by the COVID-19 pandemic. In the meantime, we remain focused on cost management and the higher margin business within our aftermarket services operations.

Increasing customer focus on free cash flow. Prior to the COVID-19 pandemic, many of our customers had begun transitioning their business model to focus on sustainable free cash flow generation rather than growth, and the COVID-19 pandemic has further fueled this change in focus. We expect this transition to have a positive impact on the industry in the long term, as we anticipate the change will reduce volatility through cycles and improve the financial strength of our customers. In the near term, however, we can expect this transition, combined with the impact of the COVID-19 pandemic, to result in a deceleration in the natural gas production growth rate, to which demand for our products and services is closely aligned.

Operating Highlights

The following table summarizes our available and operating horsepower and horsepower utilization (in thousands, except percentages):

	Year Ended December 31,
	2020	2019	2018
Total available horsepower (at period end)(1)	4,120	4,395	3,963
Total operating horsepower (at period end)(2)	3,388	3,926	3,530
Average operating horsepower	3,657	3,708	3,386
Horsepower utilization:
Spot (at period end)	82%	89%	89%
Average	86%	88%	87%
(1)	Defined as idle and operating horsepower. New compressors completed by a third party manufacturer that have been delivered to us are included in the fleet.
(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

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

The following table reconciles net income (loss) to gross margin (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(68,445)	$97,330	$29,160
Selling, general and administrative	105,100	117,727	101,563
Depreciation and amortization	193,138	188,084	174,946
Long-lived and other asset impairment	79,556	44,663	28,127
Goodwill impairment	99,830	—	—
Restatement and other charges	—	445	19
Restructuring charges	8,450	—	—
Interest expense	105,716	104,681	93,328
Debt extinguishment loss	3,971	3,653	2,450
Transaction-related costs	—	8,213	10,162
Gain on sale of assets, net	(10,643)	(16,016)	(5,674)
Other income, net	(1,359)	(661)	(157)
Provision for (benefit from) income taxes	(17,537)	(39,145)	6,150
Loss from discontinued operations, net of tax	—	273	—
Gross margin	$497,777	$509,247	$440,074

Financial Results of Operations: Summary of Results

Revenue. Revenue was $875.0 million, $965.5 million and $904.4 million during the years ended December 31, 2020, 2019 and 2018, respectively.

The decrease in revenue during the year ended December 31, 2020 compared to the year ended December 31, 2019 was due to decreases in revenue from our contract operations and aftermarket services businesses. The increase in revenue during the year ended December 31, 2019 compared to the year ended December 31, 2018 was due to an increase in revenue from our contract operations business, partially offset by a decrease in revenue from our aftermarket services business.

See “Contract Operations” and “Aftermarket Services” below for further details.

Net income (loss) attributable to Archrock stockholders. We had a net loss attributable to Archrock stockholders of $68.4 million and net income attributable to Archrock stockholders of $97.3 million and $21.1 million during the years ended December 31, 2020, 2019 and 2018, respectively.

The change from net income to net loss attributable to Archrock stockholders during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily driven by goodwill impairment of $99.8 million, increases in long-lived and other asset impairment, restructuring charges and depreciation and amortization and decreases in benefit from income taxes, gain on sale of assets, net and gross margin from our aftermarket services business, partially offset by decreases in SG&A and transaction-related costs and an increase in gross margin from our contract operations business.

The increase in net income attributable to Archrock stockholders during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily driven by an increase in gross margin from our contract operations business, the change in provision for (benefit from) income taxes, an increase in gain on sale of assets, net and the decrease in net income attributable to noncontrolling interest, partially offset by increases in long-lived and other asset impairment, SG&A, depreciation and amortization and interest expense.

Financial Results of Operations: Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Contract Operations

	Year Ended December 31,		Increase
(in thousands)	2020	2019	(Decrease)
Revenue	$738,918	$771,539	(4)%
Cost of sales (excluding depreciation and amortization)	261,087	297,260	(12)%
Gross margin	$477,831	$474,279	1%
Gross margin percentage (1)	65%	61%	4%
(1)	Defined as gross margin divided by revenue.

Revenue decreased primarily due to returns of horsepower amidst the market downturn, the strategic disposition of horsepower in 2019 and 2020 and a decrease in revenues associated with reduced mobilization activity. These decreases in revenue were partially offset by a $43.5 million increase in revenue attributable to the horsepower acquired in the Elite Acquisition in August 2019.

Gross margin increased due to the decrease in cost of sales, which was partially offset by the decrease in revenue discussed above. The decrease in cost of sales was primarily driven by decreases in costs to mobilize compression packages, maintenance expense and lube oil expense, all of which were chiefly driven by the decreases in operating horsepower mentioned above. In addition, there was a decrease in sales and use tax as the result of audit settlements in 2020. These decreases were partially offset by increases in maintenance expense and lube oil expense associated with the horsepower acquired in the Elite Acquisition.

Aftermarket Services

	Year Ended December 31,		Increase
(in thousands)	2020	2019	(Decrease)
Revenue	$136,052	$193,946	(30)%
Cost of sales (excluding depreciation and amortization)	116,106	158,978	(27)%
Gross margin	$19,946	$34,968	(43)%
Gross margin percentage	15%	18%	(3)%

The decrease in revenue was due to decreases in service activities and parts sales, which were primarily driven by reduced customer demand and customer deferral of maintenance activities. Gross margin decreased due to this decrease in revenue, but benefited from a decrease in cost of sales, which was driven by the same decrease in service activities and parts sales.

Costs and Expenses

	Year Ended December 31,
(in thousands)	2020	2019
Selling, general and administrative	$105,100	$117,727
Depreciation and amortization	193,138	188,084
Long-lived and other asset impairment	79,556	44,663
Goodwill impairment	99,830	—
Restatement and other charges	—	445
Restructuring charges	8,450	—
Interest expense	105,716	104,681
Debt extinguishment loss	3,971	3,653
Transaction-related costs	—	8,213
Gain on sale of assets, net	(10,643)	(16,016)
Other income, net	(1,359)	(661)

Selling, general and administrative. The decrease in SG&A was primarily due to a $6.2 million decrease in sales and use tax that was mainly driven by audit settlements, a $2.1 million decrease in professional expenses, a $2.1 million decrease in compensation and benefits and a $1.9 million decrease in employee travel and meeting expenses. These decreases were partially offset by a $1.0 million increase in bad debt expense.

Depreciation and amortization. The increase in depreciation and amortization was primarily due to an increase in depreciation expense associated with fixed asset additions during 2019, including the fixed assets acquired in the Elite Acquisition, and the first half of 2020, partially offset by a decrease in depreciation expense resulting from assets reaching the end of their depreciable lives as well as the impact of asset impairments in 2019 and the first half of 2020 and compression asset sales during 2019.

Long-lived and other asset impairment. Each quarter, we review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluate for impairment idle units that have been culled from our compression fleet in prior years and are available for sale. See Note 18 (“Long-Lived and Other Asset Impairment”) to our Financial Statements for further details. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment (dollars in thousands):

	Year Ended December 31,
	2020	2019
Idle compressors retired from the active fleet	730	975
Horsepower of idle compressors retired from the active fleet	261,000	170,000
Impairment recorded on idle compressors retired from the active fleet	$77,590	$44,663

Also during the year ended December 31, 2020, $1.7 million of capitalized implementation and unamortized prepaid costs related to the mobile workforce component of our multi-year process and technology transformation project was impaired. See Note 12 (“Hosting Arrangements”) to our Financial Statements for further details.

Goodwill impairment. During the year ended December 31, 2020, we recorded $99.8 million of goodwill impairment due to the decline in the fair value of our contract operations reporting unit. See Note 9 (“Goodwill”) to our Financial Statements for further details.

Restructuring charges. We recorded $8.5 million of severance and property disposal costs related to restructuring activities during the year ended December 31, 2020. See Note 19 (“Restructuring Charges”) to our Financial Statements for further details.

Interest expense. The increase in interest expense was primarily due to an increase in the average outstanding balance of long-term debt, partially offset by a decrease in the weighted average effective interest rate.

Debt extinguishment loss. We recorded a debt extinguishment loss of $4.0 million during the year ended December 31, 2020 as a result of the redemption of the 2022 Notes. We recorded a debt extinguishment loss of $3.7 million during the year ended December 31, 2019 as a result of the redemption of the 2021 Notes. See Note 14 (“Long-Term Debt”) to our Financial Statements for further details.

Transaction-related costs. We incurred $8.2 million of financial advisory, legal and other professional fees during the year ended December 31, 2019 related primarily to the Elite Acquisition.

Gain on sale of assets, net. Our net gain on the sale of assets during the year ended December 31, 2020 was primarily due to a $9.3 million gain on the July 2020 Disposition, a $3.2 million gain on the March 2020 Disposition, which included a $4.8 million gain on the compression assets sold, and gains of $3.7 million on sales of transportation and shop equipment. These gains were offset by a $5.1 million loss on other compression assets sold during 2020.

Our net gain on the sale of assets during the year ended December 31, 2019 was primarily due to a $6.6 million gain on the Harvest Sale, gains of $7.9 million on other 2019 compression asset sales and gains of $1.6 million on sales of transportation and shop equipment.

Other income, net. The increase in other income, net was primarily due to a $0.7 million decrease in indemnification expense incurred pursuant to our tax matters agreement with Exterran Corporation.

Benefit from Income Taxes

	Year Ended December 31,		Increase
(in thousands)	2020	2019	(Decrease)
Benefit from income taxes	$(17,537)	$(39,145)	(55)%
Effective tax rate	20%	(67)%	87%

The decrease in benefit from income taxes was primarily due to the release of a valuation allowance and the release of an unrecognized tax benefit due to the settlement of a tax audit during the year ended December 31, 2019, partially offset by the tax effect of the decrease in book income during the year ended December 31, 2020 compared to the year ended December 31, 2019. See Note 20 (“Income Taxes”) to our Financial Statements for further details.

Financial Results of Operations: Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Contract Operations

	Year Ended December 31,		Increase
(in thousands)	2019	2018	(Decrease)
Revenue	$771,539	$672,536	15%
Cost of sales (excluding depreciation and amortization)	297,260	273,013	9%
Gross margin	$474,279	$399,523	19%
Gross margin percentage	61%	59%	2%

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

Aftermarket Services

	Year Ended December 31,		Increase
(in thousands)	2019	2018	(Decrease)
Revenue	$193,946	$231,905	(16)%
Cost of sales (excluding depreciation and amortization)	158,978	191,354	(17)%
Gross margin	$34,968	$40,551	(14)%
Gross margin percentage	18%	17%	1%

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

Costs and Expenses

	Year Ended December 31,
(in thousands)	2019	2018
Selling, general and administrative	$117,727	$101,563
Depreciation and amortization	188,084	174,946
Long-lived and other asset impairment	44,663	28,127
Restatement and other charges	445	19
Interest expense	104,681	93,328
Debt extinguishment loss	3,653	2,450
Transaction-related costs	8,213	10,162
Gain on sale of assets, net	(16,016)	(5,674)
Other income, net	(661)	(157)

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

Long-lived and other asset impairment. Each quarter, we review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluate for impairment idle units that have been culled from our compression fleet in prior years and are available for sale. See Note 18 (“Long-Lived and Other Asset Impairment”) to our Financial Statements for further details. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment (dollars in thousands):

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

Debt extinguishment loss. We recorded a debt extinguishment loss of $3.7 million during the year ended December 31, 2019 as a result of the redemption of the 2021 Notes. We recorded a debt extinguishment loss of $2.5 million during the year ended December 31, 2018 as a result of the termination of the Former Credit Facility. See Note 14 (“Long-Term Debt”) to our Financial Statements for further details.

Transaction-related costs. We incurred $8.2 million and $10.2 million of financial advisory, legal and other professional fees during the years ended December 31, 2019 and 2018, respectively. The $8.2 million of fees incurred during the year ended December 31, 2019 related primarily to the Elite Acquisition. The $10.2 million of fees incurred during the year ended December 31, 2018 related to the Merger. See Note 4 (“Business Transactions”) and Note 16 (“Equity”) to our Financial Statements for further details of these transactions.

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

Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Increase
(in thousands)	2019	2018	(Decrease)
Provision for (benefit from) income taxes	$(39,145)	$6,150	(737)%
Effective tax rate	(67)%	17%	(84)%

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

Net Income Attributable to Noncontrolling Interest

	Year Ended December 31,		Increase
(in thousands)	2019	2018	(Decrease)
Net income attributable to noncontrolling interest	$—	$(8,097)	(100)%

Net income attributable to noncontrolling interest was the portion of the Partnership’s earnings that were applicable to the Partnership’s publicly-held common unitholder interest through the completion of the Merger. Immediately prior to the Merger, public unitholders held a 57% ownership interest in the Partnership. Subsequent to the Merger, the Partnership is a wholly-owned subsidiary. See Note 16 (“Equity”) to our Financial Statements for further details of the Merger.

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

Growth Capital Expenditures

The majority of our growth capital expenditures are related to the acquisition cost of new compressors when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new compressor is expected to generate economic returns over its expected useful life that exceed our cost of capital. In addition to newly-acquired compressors, growth capital expenditures include the upgrading of major components on an existing compression package where the current configuration of the compression package is no longer in demand and the compressor is not likely to return to an operating status without the capital expenditures. These expenditures substantially modify the operating parameters of the compression package such that it can be used in applications for which it previously was not suited.

Growth capital expenditures were $79.1 million, $300.5 million and $251.6 million during the years ended December 31, 2020, 2019 and 2018, respectively. The decrease in growth capital expenditures in 2020 compared to 2019 was the result of a previously-planned decrease in spending in 2020, which was based on an expected deceleration in the growth rate of natural gas production, and a further reduction in spend in response to the decreased customer demand that resulted from the COVID-19 pandemic. The increase in growth capital expenditures in 2019 compared to 2018 was primarily due to increased investment in new compression equipment as a result of increased customer demand to support higher U.S. natural gas production levels.

Maintenance Capital Expenditures

Maintenance capital expenditures are related to major overhauls of significant components of a compression package, such as the engine, compressor and cooler, which return the components to a like-new condition, but do not modify the application for which the compression package was designed.

Maintenance capital expenditures were $32.0 million, $58.6 million and $49.7 million during the years ended December 31, 2020, 2019 and 2018, respectively. The decrease in maintenance capital expenditures in 2020 compared to 2019 was the result of decreased customer demand amidst the COVID-19 pandemic and optimized engine overhaul practices. The increase in maintenance capital expenditures in 2019 compared to 2018 was due to an increase in scheduled maintenance activities in 2019 due to maintenance cycle requirements as well as the increase in horsepower as the result of the Elite Acquisition.

Projected Capital Spend

We currently plan to spend approximately $80 million to $106 million in capital expenditures during 2021, primarily consisting of approximately $30 million to $50 million for growth capital expenditures and approximately $40 million to $45 million for maintenance capital expenditures. We anticipate decreased 2021 capital expenditures, particularly growth capital expenditures, as compared to 2020 due to the impact that we expect the COVID-19 pandemic will continue to have on customer demand.

Financial Resources

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

Revolving Credit Facilities

Credit Facility. During the years ended December 31, 2020 and 2019, the Credit Facility had an average daily balance of $704.5 million and $855.3 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 2.7% and 4.3% at December 31, 2020 and 2019, respectively. As of December 31, 2020, there were $12.4 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.4%.

In November 2019, we amended the Credit Facility to, among other things, extend the maturity date of the Credit Facility from March 30, 2022 to November 8, 2024 and change the applicable margin for borrowings under the Credit Facility such that (i) the applicable margin for LIBOR loans ranges from 2.00% to 2.75% and (ii) the applicable margin for base rate loans ranges from 1.00% to 1.75%.

In February 2018, we amended the Credit Facility to, among other things:

●	increase the maximum Total Debt to EBITDA ratios, as defined in the Credit Facility agreement (see below for the revised ratios);
●	increase the aggregate revolving commitment from $1.1 billion to $1.25 billion;
●	increase the amount available for the issuance of letters of credit from $25.0 million to $50.0 million; and
●	increase the basket sizes under certain covenants including covenants limiting our ability to make investments, incur debt, make restricted payments, incur liens and make asset dispositions.

See Note 14 (“Long-Term Debt”) to the Financial Statements for further details of these amendments.

Portions of the Credit Facility up to $50.0 million are available for the issuance of swing line loans. Subject to certain conditions, including the approval by the lenders, we are able to increase the aggregate commitments under the Credit Facility by up to an additional $250.0 million. The Credit Facility borrowing base consists of eligible accounts receivable, inventory and compressors.

As of December 31, 2020, prior to Amendment No. 3, the following consolidated financial ratios, as defined in our Credit Facility agreement, were required:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.5 to 1.0
Total Debt to EBITDA
January 1 through June 30, 2020	5.50 to 1.0
Thereafter (1)	5.25 to 1.0
(1)	Subject to a temporary increase to 5.50 to 1.0 for any quarter during which an acquisition satisfying certain thresholds is completed and for the two quarters immediately following such quarter.

As a result of the ratio requirements above, $444.1 million of the $844.6 million of undrawn capacity was available for additional borrowings as of December 31, 2020.

The Credit Facility agreement contains various additional covenants including, but not limited to, mandatory prepayments from the net cash proceeds of certain asset transfers, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. As of December 31, 2020, we were in compliance with all covenants under the Credit Facility.

In February 2021, we further amended the Credit Facility to, among other things:

●	reduce the aggregate revolving commitment from $1.25 billion to $750.0 million, and
●	adjust the maximum Senior Secured Debt to EBITDA ratio and Total Debt to EBITDA ratios above to the following:

Senior Secured Debt to EBITDA	3.00 to 1.0
Total Debt to EBITDA
Through fiscal year 2022	5.75 to 1.0
January 1, 2023 through September 30, 2023	5.50 to 1.0
Thereafter (1)	5.25 to 1.0
(1)	Subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition satisfying certain thresholds is completed and for the two quarters immediately following such quarter.

Former Credit Facility. In April 2018, in connection with the Merger, we terminated the Former Credit Facility and borrowed on the Credit Facility to repay $63.2 million in borrowings and accrued and unpaid interest and fees outstanding. All commitments under the Former Credit Facility were terminated and the $15.4 million of letters of credit outstanding under the Former Credit Facility were converted to letters of credit under the Credit Facility. Prior to its termination, the Former Credit Facility required us to maintain various financial ratios and other covenants, all of which we were in compliance with through its closing. The average daily debt balance under the Former Credit Facility in 2018, through its closing in April 2018, was $51.7 million.

Senior Notes Transactions

In December 2020, we completed a private offering of $300.0 million aggregate principal amount of 6.25% senior notes due April 2028 and received net proceeds of $309.9 million after deducting issuance costs. The net proceeds were used to repay borrowings outstanding under our Credit Facility.

In April 2020, we repaid the 2022 Notes with borrowings under our Credit Facility.

In December 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.25% senior notes due April 2028 and received net proceeds of $491.8 million after deducting issuance costs. The net proceeds were used to repay borrowings outstanding under our Credit Facility.

In April 2019, we repaid the 2021 Notes with borrowings under our Credit Facility.

In March 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.875% senior notes due April 2027 and received net proceeds of $491.2 million after deducting issuance costs. The net proceeds were used to repay borrowings outstanding under our Credit Facility.

See Note 14 (“Long-Term Debt”) to our Financial Statements for further details of these transactions.

Cash Flows

Our cash flows as reflected in our consolidated statements of cash flows, are summarized below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by (used in):
Operating activities	$335,278	$290,147	$225,947
Investing activities	(85,031)	(514,560)	(284,923)
Financing activities	(252,835)	222,488	54,050
Net decrease in cash and cash equivalents	$(2,588)	$(1,925)	$(4,926)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Operating Activities. The increase in net cash provided by operating activities was primarily due to decreased cash outflows for cost of sales, SG&A expenses, contract costs and transaction-related costs and increased cash inflows from accounts receivable, partially offset by reduced cash inflows from revenue and deferred revenue and cash outflows for restructuring charges in 2020.

Investing Activities. The decrease in net cash used in investing activities was primarily due to a $244.9 million decrease in capital expenditures, $214.0 million cash paid in the Elite Acquisition in 2019 and proceeds of $33.7 million from the March 2020 and July 2020 dispositions, partially offset by a $62.1 million decrease in proceeds from other sales of property, plant and equipment, $30.0 million of which related to proceeds from the Harvest Sale in 2019.

Financing Activities. The change in net cash provided by (used in) financing activities was primarily due to $155.4 million of net repayments of long-term debt in 2020 compared to $323.5 million of net borrowings in 2019 and a $10.3 million increase in dividends paid to Archrock stockholders, partially offset by a $17.2 million decrease in payments for debt issuance costs.

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

Dividends

On January 27, 2021, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock, or approximately $22.2 million, that was paid on February 16, 2021 to stockholders of record at the close of business on February 8, 2021. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

Contractual Obligations

The following table summarizes our cash contractual obligations as of December 31, 2020 (in thousands):

	2021	2022-2023	2024-2025	Thereafter	Total
Long-term debt: (1)
Credit Facility	$—	$—	$393,000	$—	$393,000
Senior notes (2)	—	—	—	1,300,000	1,300,000
Total long-term debt	—	—	393,000	1,300,000	1,693,000
Interest on long-term debt (3)	102,948	197,218	180,387	155,469	636,022
Purchase commitments (4)	17,699	4,353	1,702	—	23,754
Operating leases	4,126	6,221	4,726	9,766	24,839
Total contractual obligations	$124,773	$207,792	$579,815	$1,465,235	$2,377,615
(1)	See Note 14 (“Long-Term Debt”) to our Financial Statements for further details on our long-term debt.
(2)	Represents the full face value of our senior notes, not reduced by unamortized discount, premium and deferred financing costs.
(3)	For 2021, calculated using interest rates in effect as of December 31, 2020, including the effect of interest rate swaps. Beginning in Q2 2022 through 2024, calculated using the interest rates in effect as of December 31, 2020, excluding the effect of interest rate swaps due to the maturity of our interest rate swaps in March 2022. See Note 22 (“Derivatives”) for further details.
(4)	Primarily includes commitments to purchase fleet and non-fleet assets and costs associated with the cloud migration of our ERP system and other information technology-related costs.

At December 31, 2020, $18.9 million of unrecognized tax benefits (including discontinued operations) have been recorded as liabilities in accordance with the accounting standard for income taxes related to uncertain tax positions and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest (including discontinued operations) of $2.1 million.

Off-Balance Sheet Arrangements

For information on our obligations with respect to letters of credit and performance bonds, see Note 14 (“Long-Term Debt”) and Note 26 (“Commitments and Contingencies”), respectively, to our Financial Statements.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our Financial Statements, which have been prepared in accordance with GAAP. The preparation of our Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates and accounting policies on an ongoing basis and base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. The results of this process form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and these differences can be material to our financial condition, results of operations and cash flows. We describe our significant accounting policies more fully in Note 2 (“Basis of Presentation and Significant Accounting Policies”) to our Financial Statements.

Allowance for Credit Losses

Outstanding accounts receivable are reviewed regularly for non-payment indicators and allowances for credit losses are recorded based on management’s estimate of collectibility at each balance sheet date. We measure expected credit losses on a collective (pool) basis when similar risk characteristics exist. If a customer does not share similar risk characteristics with other customers, we evaluate the customer’s outstanding trade receivables for expected credit losses on an individual basis. Each reporting period, we reassess our customers’ risk profiles and determine the appropriate asset pool classification, or perform individual assessments of expected credit losses, based on the customers’ risk characteristics at the reporting date. Judgment is used to determine the expected credit loss for customers that do not share similar risk characteristics with other customers, based on customer specific items such as legal proceedings, past experience with the customer and/or ongoing customer negotiations.

During the years ended December 31, 2020, 2019 and 2018, we recorded bad debt expense of $3.5 million, $2.6 million and $1.7 million, respectively. A five percent change in bad debt expense would have impacted loss before income taxes by $0.2 million during the year ended December 31, 2020.

Inventory

Inventory is a significant component of current assets and is stated at the lower of cost and net realizable value using the average cost method. This requires us to regularly review inventory quantities on hand and compare them to estimates of future product demand and market conditions. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. During the years ended December 31, 2020, 2019 and 2018, we recorded write-downs to inventory of $1.3 million, $0.9 million and $1.6 million, respectively, for inventory considered to be excess, obsolete or carried at an amount in excess of net realizable value. Significant or unanticipated changes to our estimates and forecasts could require additional write-downs in a future period. Given the nature of these evaluations and their application to specific inventories, it is not possible to reasonably quantify the impact of changes in these estimates and forecasts.

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

Our goodwill was allocated to our contract operations reporting unit. In the first quarter of 2020, the global response to the COVID-19 pandemic significantly impacted our market capitalization and estimates of future revenues and cash flows, which triggered the need to perform a quantitative test of the fair value of our contract operations reporting unit as of March 31, 2020. The quantitative test determined that the carrying amount of our contract operations reporting unit exceeded its fair value and we recorded a full impairment loss on goodwill in the first quarter as a result.

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

Contingencies and Litigation

Insurance

Our insurance coverage includes property damage, general liability and commercial automobile liability and other coverage we believe is appropriate. Additionally, we are self-insured for property damage to our offshore assets and substantially self-insured for workers’ compensation and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses up to deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. We review these estimates quarterly and believe such accruals to be adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the timeliness of reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known. At December 31, 2020 and 2019, we had $3.4 million and $3.0 million, respectively, in insurance claim reserves on our consolidated balance sheets.

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

The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. We regularly assess and, if required, establish accruals for income and non-income based tax contingencies pursuant to the applicable accounting standards that could result from assessments of additional tax by taxing jurisdictions where we operate. Tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2020 and 2019, we recorded $26.6 million and $23.1 million (including penalties and interest and discontinued operations), respectively, of accruals for tax contingencies. Of these amounts, $21.0 million and $20.6 million, respectively, were accrued for income taxes and $5.6 million and $2.5 million, respectively, were accrued for non-income based taxes. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

Subject to the provisions of our tax matters agreement with Exterran Corporation, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. The tax contingencies mentioned above relate to tax matters for which we are responsible in managing the tax audit. As of December 31, 2020 and 2019, we had an offsetting indemnification asset (including penalties and interest) related to our income tax contingencies of $7.9 million and $8.5 million, respectively. Additionally, we had an indemnification liability of $1.6 million and $2.8 million as of December 31, 2020 and 2019, respectively, for our share of non-income based tax contingencies related to audits being managed by Exterran Corporation.

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

As of December 31, 2020 and 2019, after taking into consideration interest rate swaps, we had $93.0 million and $113.0 million, respectively, of outstanding indebtedness that was effectively subject to variable interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to variable interest rates at December 31, 2020 and 2019 would have resulted in an annual increase in our interest expense of $0.9 million and $1.1 million, respectively.

See Note 22 (“Derivatives”) to our Financial Statements for further information regarding our use of interest rate swaps in managing our exposure to interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data

The information specified by this Item is presented in Part IV Item 15 of this 2020 Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this 2020 Form 10-K, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of December 31, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a-15(c) and 15d-15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of internal control over financial reporting as of December 31, 2020 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found within this 2020 Form 10-K.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Archrock, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and the financial statement schedule as of and for the year ended December 31, 2020, of the Company and our report dated February 22, 2021, expressed an unqualified opinion on those financial statements and financial statement schedule.

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

February 22, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in Part III Item 10 of this 2020 Form 10-K is incorporated by reference to the sections entitled “Election of Directors,” “Governance” and “Stock Ownership” in our definitive proxy statement to be filed with the SEC within 120 days of the end of our fiscal year.

Item 11. Executive Compensation

The information required in Part III Item 11 of this 2020 Form 10-K is incorporated by reference to the sections entitled “Governance” and “Compensation Discussion and Analysis” in our definitive proxy statement to be filed with the SEC within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Portions of the information required in Part III Item 12 of this 2020 Form 10-K are incorporated by reference to the section entitled “Stock Ownership” in our definitive proxy statement to be filed with the SEC within 120 days of the end of our fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2020, with respect to the Archrock compensation plans under which our common stock is authorized for issuance, aggregated as follows:

	Number of Securities
	to be Issued Upon		Weighted Average		Number of Securities
	Exercise of		Exercise Price of		Remaining Available for
	Outstanding Options,		Outstanding Options,		Future Issuance Under
	Warrants and Rights		Warrants and Rights		Equity Compensation Plans
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	325,728	(2)	$25.18	(3)	9,056,628	(4)
Equity compensation plans not approved by security holders (5)	—		—		37,771
Total	325,728		25.18		9,094,399
(1)	Comprised of the 2007 Plan, 2013 Plan, 2020 Plan and ESPP. No additional grants may be made under the 2007 Plan and 2013 Plan.
(2)	Includes 63,891 outstanding stock options and 261,837 unvested performance-based restricted stock units payable in common stock upon vesting at target performance.
(3)	Includes the weighted average exercise price for outstanding options only: performance-based restricted stock units do not have an exercise price.
(4)	Includes 8,444,921 shares of common stock under the 2020 Plan and 611,707 shares of common stock under the ESPP. In addition, as of December 31, 2020, 1,730,599 restricted shares were outstanding, which are not included in column (c).
(5)	Comprised of our DSDP. As of December 31, 2020, 10,251 restricted stock units are outstanding, which have been deducted in column (c). See Note 24 (“Stock-Based Compensation”) to our Financial Statements for further details of our DSDP.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required in Part III Item 13 of this 2020 Form 10-K is incorporated by reference to the section entitled “Governance” in our definitive proxy statement to be filed with the SEC within 120 days of the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required in Part III Item 14 of this 2020 Form 10-K is incorporated by reference to the section entitled “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed with the SEC within 120 days of the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this 2020 Form 10-K

1.    Financial Statements. The following financial statements are filed as a part of this 2020 Form 10-K.

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

3.1	Composite Restated Certificate of Incorporation of Archrock, Inc., incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015
3.2	Third Amended and Restated Bylaws of Exterran Holdings, Inc. (now Archrock, Inc.), incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2013
3.3	Amendment No. 1 to Third Amended and Restated Bylaws of Archrock, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 5, 2020

Exhibit No.	Description
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

4.3	Description of Common Stock
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

Exhibit No.	Description
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

10.40†	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 23, 2007
10.41†	Form of Amendment to Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016

Exhibit No.	Description
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

10.59†	Form of Archrock, Inc. Award Notice and Agreement for Performance Units, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016
10.60†	Form of Archrock, Inc. Award Notice and Agreement for Time-Vested Restricted Stock, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016

Exhibit No.	Description
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

10.78†	Form of Second Amendment to Severance Benefit Agreement, incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017
10.79†	Form of Letter Agreement, dated as of March 19, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2018

Exhibit No.	Description
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

Exhibit No.	Description
10.94

Purchase Agreement, dated as of December 16, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and RBC Capital Markets, LLC, as representative of the initial purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2019

10.95

Separation Agreement, dated effective as of January 31, 2020 between Archrock, Inc. and Sean K. Clawges, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 11, 2020

10.96†

Form of Compensation Letter applicable to Messrs. Childers, Aron, Ingersoll and Thode and Mme. Hildebrandt, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 30, 2020

10.97

Purchase Agreement, dated as of December 14, 2020, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and RBC Capital Markets, LLC, as representative of the initial purchasers named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 15, 2020

10.98

Amendment No. 3 to Credit Agreement, dated as of February 22, 2021, by and among Archrock Inc., Archrock Partners Operating LLC, Archrock Services, L.P., the other Loan Parties thereto, the Lenders thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 23, 2021

10.99†*	Form of Letter Agreement
10.100†*	Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock
10.101†*	Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock for Non-Employee Directors
10.102†*	Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock Units for Non-Employee Directors
10.103†*	Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Cash-Settled)
10.104†*	Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Stock-Settled)
21.1*	List of Subsidiaries of Archrock, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T
104.1*	Cover page interactive data files pursuant to Rule 406 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Archrock, Inc.

/s/ D. BRADLEY CHILDERS
D. Bradley Childers
President and Chief Executive Officer

February 23, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2021.

Signature	Title

/s/ D. BRADLEY CHILDERS	President, Chief Executive Officer and Director
D. Bradley Childers	(Principal Executive Officer)

/s/ DOUGLAS S. ARON	Senior Vice President and Chief Financial Officer
Douglas S. Aron	(Principal Financial Officer)

/s/ DONNA A. HENDERSON	Vice President and Chief Accounting Officer
Donna A. Henderson	(Principal Accounting Officer)

/s/ ANNE-MARIE N. AINSWORTH	Director
Anne-Marie N. Ainsworth

/s/ GORDON T. HALL	Director
Gordon T. Hall

/s/ FRANCES POWELL HAWES	Director
Frances Powell Hawes

/s/ J.W.G. HONEYBOURNE	Director
J.W.G. Honeybourne

/s/ JAMES H. LYTAL	Director
James H. Lytal

/s/ LEONARD W. MALLETT	Director
Leonard W. Mallett

/s/ JASON C. REBROOK	Director
Jason C. Rebrook

/s/ EDMUND P. SEGNER, III	Director
Edmund P. Segner, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Archrock, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Archrock, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relate.

Long-Lived Asset Impairment - Refer to Note 18 to the financial statements.

Critical Audit Matter Description

Management’s evaluation of whether to retire compressor units from its active fleet takes into consideration the future deployment of the units that were not of the type, configuration, condition, make, or model that are cost efficient to maintain or operate. Once a compressor unit is retired from the active fleet, it is tested for impairment. As such, the timing of the identification of compressor units for removal could have a significant impact on the amount of any impairment charge. During the year ended December 31, 2020, the Company retired 730 units from the active fleet resulting in an asset impairment charge of $77.6 million. The determination of impairment requires management to make significant estimates and assumptions related to the timing of the identification of compressor units for removal. Changes in these assumptions could have a significant impact on the amount of impairment charged.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s determination of whether to retire compressor unit from the Company’s active fleet included the following, among others:

●	We tested the operating effectiveness of internal controls over long-lived asset impairment process, including those over the identification of units to be retired and assessed for impairment, which includes the type, configuration, condition, make, or model that are cost efficient to maintain or operate.
●	We tested the completeness and accuracy of the compressor units identified for retirement by performing the following procedures:
-	Comparing the final listing of retired compressor units to the list evaluated and approved by management.
-	For a sample of compressor units, determining whether those units were (1) properly segregated from the active fleet, (2) identified appropriately in the system, and (3) no longer operating.
●	We evaluated the reasonableness of management’s identification of the compressor units for removal, including assessments of type, configuration, condition, make, or model that are cost efficient to maintain or operate, by performing the following procedures:
-	Comparing the rationale for compression units identified with historical rationales made for compression units of a similar type, configuration, make, or model.
-	For a sample of compression units not retired, making inquiries of management and others within the Company with knowledge of the type, configuration, condition, make, or model and operating costs of the specific compressor units to identify if any units not retired exhibit characteristics indicating that they should be retired.
-	Comparing the compression units identified to internal communications to management and the Board of Directors.
-	Reading available peer company data and other external sources for information supporting or contradicting management’s conclusions.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 22, 2021

We have served as the Company’s auditor since 2007.

ARCHROCK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,097	$3,685
Accounts receivable, trade, net of allowance of $3,370 and $2,210, respectively	104,425	144,865
Inventory	63,670	74,467
Other current assets	12,819	9,186
Total current assets	182,011	232,203
Property, plant and equipment, net	2,389,674	2,559,398
Operating lease ROU assets	19,236	17,901
Goodwill	—	100,598
Intangible assets, net	61,531	77,471
Contract costs, net	29,216	42,927
Deferred tax assets	56,934	36,642
Other assets	30,084	29,934
Noncurrent assets associated with discontinued operations	11,036	12,901
Total assets	$2,779,722	$3,109,975

Liabilities and Equity
Current liabilities:
Accounts payable, trade	$30,819	$60,215
Accrued liabilities	76,993	67,845
Deferred revenue	3,880	10,683
Total current liabilities	111,692	138,743
Long-term debt	1,688,867	1,842,549
Operating lease liabilities	16,925	16,094
Deferred tax liabilities	725	1,289
Other liabilities	18,088	16,829
Noncurrent liabilities associated with discontinued operations	7,868	8,508
Total liabilities	1,844,165	2,024,012
Commitments and contingencies (Note 26)
Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 160,014,960 and 158,636,918 shares issued, respectively	1,600	1,587
Additional paid-in capital	3,424,624	3,412,509
Accumulated other comprehensive loss	(5,006)	(1,387)
Accumulated deficit	(2,401,988)	(2,244,877)
Treasury stock: 7,052,769 and 6,702,602 common shares, at cost, respectively	(83,673)	(81,869)
Total equity	935,557	1,085,963
Total liabilities and equity	$2,779,722	$3,109,975

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Contract operations	$738,918	$771,539	$672,536
Aftermarket services	136,052	193,946	231,905
Total revenue	874,970	965,485	904,441
Cost of sales (excluding depreciation and amortization):
Contract operations	261,087	297,260	273,013
Aftermarket services	116,106	158,978	191,354
Total cost of sales (excluding depreciation and amortization)	377,193	456,238	464,367
Selling, general and administrative	105,100	117,727	101,563
Depreciation and amortization	193,138	188,084	174,946
Long-lived and other asset impairment	79,556	44,663	28,127
Goodwill impairment	99,830	—	—
Restatement and other charges	—	445	19
Restructuring charges	8,450	—	—
Interest expense	105,716	104,681	93,328
Debt extinguishment loss	3,971	3,653	2,450
Transaction-related costs	—	8,213	10,162
Gain on sale of assets, net	(10,643)	(16,016)	(5,674)
Other income, net	(1,359)	(661)	(157)
Income (loss) before income taxes	(85,982)	58,458	35,310
Provision for (benefit from) income taxes	(17,537)	(39,145)	6,150
Income (loss) from continuing operations	(68,445)	97,603	29,160
Loss from discontinued operations, net of tax	—	(273)	—
Net income (loss)	(68,445)	97,330	29,160
Less: Net income attributable to noncontrolling interest	—	—	(8,097)
Net income (loss) attributable to Archrock stockholders	$(68,445)	$97,330	$21,063

Basic and diluted net income (loss) per common share attributable to Archrock common stockholders	$(0.46)	$0.70	$0.19

Weighted average common shares outstanding:
Basic	150,828	137,492	109,305
Diluted	150,828	137,528	109,421

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(68,445)	$97,330	$29,160
Other comprehensive income (loss), net of tax:
Interest rate swap gain (loss), net of reclassifications to earnings	(3,619)	(7,160)	2,681
Amortization of terminated interest rate swaps	—	—	230
Merger-related adjustments	—	—	5,670
Total other comprehensive income (loss), net of tax	(3,619)	(7,160)	8,581
Comprehensive income (loss)	(72,064)	90,170	37,741
Less: Comprehensive income attributable to noncontrolling interest	—	—	(12,360)
Comprehensive income (loss) attributable to Archrock stockholders	$(72,064)	$90,170	$25,381

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

	Archrock Stockholders
				Accumulated
	Common		Additional	Other		Treasury
	Stock		Paid-in	Comprehensive	Accumulated	Stock		Noncontrolling
	Amount	Shares	Capital	Income (Loss)	Deficit	Amount	Shares	Interest	Total
Balance at December 31, 2017	$769	76,880,862	$3,093,058	$1,197	$(2,241,243)	$(76,732)	(5,930,380)	$(41,431)	$735,618
Treasury stock purchased						(1,759)	(167,382)		(1,759)
Cash dividends ($0.504 per common share)					(58,288)				(58,288)
Shares issued in ESPP	1	93,617	802						803
Stock-based compensation, net of forfeitures	10	960,028	7,192				(141,121)	(64)	7,138
Stock options exercised	2	218,997	1,341			(1,371)	(142,722)		(28)
Contribution from Exterran Corporation			18,744						18,744
Cash distribution to noncontrolling unitholders of the Partnership								(11,766)	(11,766)
Impact of adoption of ASC 606 Revenue					14,666				14,666
Impact of adoption of ASU 2017-12					383				383
Impact of adoption of ASU 2018-02				258	(258)				—
Merger-related adjustments	576	57,634,005	56,845					40,901	98,322
Comprehensive income
Net income					21,063			8,097	29,160
Interest rate swap gain (loss), net of reclassifications to earnings				(1,582)				4,263	2,681
Amortization of terminated interest rate swaps				230					230
Merger-related adjustments				5,670					5,670
Balance at December 31, 2018	$1,358	135,787,509	$3,177,982	$5,773	$(2,263,677)	$(79,862)	(6,381,605)	$—	$841,574
Treasury stock purchased						(2,007)	(212,080)		(2,007)
Cash dividends ($0.554 per common share)					(78,530)				(78,530)
Shares issued in ESPP	1	87,933	770						771
Stock-based compensation, net of forfeitures	11	1,104,793	8,094				(108,917)		8,105
Shares issued for Elite Acquisition	217	21,656,683	225,663						225,880
Comprehensive income
Net income					97,330				97,330
Interest rate swap loss, net of reclassifications to earnings				(7,160)					(7,160)
Balance at December 31, 2019	$1,587	158,636,918	$3,412,509	$(1,387)	$(2,244,877)	$(81,869)	(6,702,602)	$—	$1,085,963
Treasury stock purchased						(1,804)	(236,752)		(1,804)
Cash dividends ($0.580 per common share)					(88,832)				(88,832)
Shares issued in ESPP	2	171,563	681						683
Stock-based compensation, net of forfeitures	11	1,206,479	10,756				(113,415)		10,767
Contribution from Exterran Corporation			678						678
Impact of ASU 2016-13 adoption					166				166
Comprehensive loss
Net loss					(68,445)				(68,445)
Interest rate swap loss, net of reclassifications to earnings				(3,619)					(3,619)
Balance at December 31, 2020	$1,600	160,014,960	$3,424,624	$(5,006)	$(2,401,988)	$(83,673)	(7,052,769)	$—	$935,557

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(68,445)	$97,330	$29,160
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	273	—
Depreciation and amortization	193,138	188,084	174,946
Long-lived and other asset impairment	79,556	44,663	28,127
Goodwill impairment	99,830	—	—
Inventory write-downs	1,349	944	1,614
Amortization of operating lease ROU assets	3,477	2,931	—
Amortization of deferred financing costs	5,554	6,211	6,113
Amortization of debt discount	187	910	1,410
Amortization of debt premium	(84)	—	—
Amortization of terminated interest rate swaps	—	—	291
Debt extinguishment loss	3,971	3,653	2,450
Interest rate swaps	3,178	(1,071)	(131)
Stock-based compensation expense	10,551	8,105	7,388
Non-cash restructuring charges	1,660	—	—
Provision for credit losses	3,525	2,567	1,677
(Gain) loss on sale of assets, net	1,832	(16,016)	(5,674)
Gain on sale of business	(12,475)	—	—
Deferred income tax provision (benefit)	(17,764)	(39,597)	5,238
Amortization of contract costs	26,629	23,330	14,939
Deferred revenue recognized in earnings	(19,489)	(42,268)	(28,428)
Change in assets and liabilities, net of acquisition:
Accounts receivable, trade	36,395	3,248	(21,028)
Inventory	3,972	6,036	4,210
Other assets	(5,797)	4,458	(15,249)
Contract costs, net	(13,262)	(27,237)	(32,435)
Accounts payable and other liabilities	(15,089)	(12,728)	14,964
Deferred revenue	12,732	36,578	36,571
Other	147	12	(206)
Net cash provided by continuing operations	335,278	290,416	225,947
Net cash used in discontinued operations	—	(269)	—
Net cash provided by operating activities	335,278	290,147	225,947
Cash flows from investing activities:
Capital expenditures	(140,302)	(385,198)	(319,102)
Proceeds from sale of business	33,651	—	—
Proceeds from sale of property, plant and equipment and other assets	18,911	80,961	33,927
Proceeds from insurance and other settlements	2,709	3,696	252
Cash paid in Elite Acquisition	—	(214,019)	—
Net cash used in investing activities	(85,031)	(514,560)	(284,923)
Cash flows from financing activities:
Borrowings of long-term debt	1,049,000	2,395,250	714,830
Repayments of long-term debt	(1,204,375)	(2,071,750)	(605,636)
Payments for debt issuance costs	(5,269)	(22,426)	(3,332)
Proceeds from (payments for) settlement of interest rate swaps that include financing elements	(2,916)	1,180	190

Dividends paid to Archrock stockholders	(88,832)	(78,530)	(58,288)
Distributions paid to noncontrolling partners in the Partnership	—	—	(11,766)
Proceeds from stock options exercised	—	—	264
Proceeds from stock issued under ESPP	683	771	803
Purchases of treasury stock	(1,804)	(2,007)	(1,759)
Contribution from Exterran Corporation	678	—	18,744
Net cash provided by (used in) financing activities	(252,835)	222,488	54,050
Net decrease in cash and cash equivalents	(2,588)	(1,925)	(4,926)
Cash and cash equivalents, beginning of period	3,685	5,610	10,536
Cash and cash equivalents, end of period	$1,097	$3,685	$5,610

Supplemental disclosure of cash flow information:
Interest paid	$(99,797)	$(97,451)	$(86,758)
Income taxes refunded (paid), net	(94)	1,973	2,131

Supplemental disclosure of non-cash investing and financing transactions:
Accrued capital expenditures	$1,624	$11,767	$17,491
Non-cash consideration received in July 2020 Disposition	5,762	—	—
Issuance of Archrock common stock pursuant to Elite Acquisition, net of tax	—	225,880	—
Issuance of Archrock common stock pursuant to Merger, net of tax	—	—	57,421

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

Significant Accounting Policies

Cash and Cash Equivalents

We consider all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we are entitled to receive in exchange for those goods or services. Sales and usage-based taxes that are collected from the customer are excluded from revenue.

Contract Operations

Natural gas compression services. Natural gas compression services are generally satisfied over time, as the customer simultaneously receives and consumes the benefits provided by these services. Our performance obligation is a series in which the unit of service is one month, as the customer receives substantially the same benefit each month from the services regardless of the type of service activity performed, which may vary. If the transaction price is based on a fixed fee, revenue is recognized monthly on a straight-line basis over the period that we are providing services to the customer. Amounts invoiced to customers for costs associated with moving our compression assets to a customer site are also included in the transaction price and are amortized over the initial contract term. We do not consider the effects of the time value of money, as the expected time between the transfer of services and payment for such services is less than one year.

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

Billable Maintenance Service. We also perform billable maintenance service on our natural gas compression equipment at the customer’s request on an as-needed basis. The performance obligation is satisfied and revenue is recognized at the agreed-upon transaction price at the point in time when service is complete and the customer has accepted the work performed and can obtain the remaining benefits of the service that the unit will provide.

Aftermarket Services

OTC Parts and Components Sales. For sales of OTC parts and components, the performance obligation is generally satisfied at the point in time when delivery takes place and the customer obtains control of the part or component. The transaction price is the fixed sales price for the part stated in the contract. Revenue is recognized upon delivery, as we have a present right to payment and the customer has legal title.

Maintenance, Overhaul and Reconfiguration Services. For our service activities, the performance obligation is satisfied over time, as the work performed enhances the customer-controlled asset and another entity would not have to substantially re-perform the work we completed if they were to fulfill the remaining performance obligation. The transaction price may be a fixed monthly service fee, a fixed quoted fee or entirely variable, calculated on a time and materials basis.

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

For service provided based on a quoted fixed fee, progress towards satisfaction of the performance obligation is measured using an input method based on the actual amount of labor and material costs incurred. The amount of the transaction price recognized as revenue each reporting period is determined by multiplying the transaction price by the ratio of actual costs incurred to date to total estimated costs expected for the service. Significant judgment is involved in the estimation of the progress to completion. Any adjustments to the measure of the progress to completion is accounted for on a prospective basis. Changes to the scope of service is recognized as an adjustment to the transaction price in the period in which the change occurs.

Service provided based on time and materials are generally short-term in nature and labor rates and parts pricing is agreed upon prior to commencing the service. We apply an estimated gross margin percentage, which is fixed based on historical time and materials-based service, to actual costs incurred. We evaluate the estimated gross margin percentage at the end of each reporting period and adjust the transaction price as appropriate.

Contract Assets and Liabilities

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

At December 31, 2020, Chevron U.S.A. Inc. and Williams Partners accounted for 14% and 10% of our trade accounts receivable balance, respectively. No customer accounted for more than 10% of our trade accounts receivable balance at December 31, 2019. During the years ended December 31, 2020, 2019 and 2018, we recorded bad debt expense of $3.5 million, $2.6 million and $1.7 million, respectively. The following table summarizes the changes in our allowance for credit losses balance during the year ended December 31, 2020 (in thousands):

Balance at December 31, 2019	$2,210
Impact of adoption of ASU 2016-13 on January 1, 2020	(216)
Provision for credit losses	3,525
Write-offs charged against allowance	(2,149)
Balance at December 31, 2020	$3,370

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

Our facility leases, of which we are the lessee, contain lease and nonlease components, which we have elected to account for as a single lease component, as the nonlease components are not significant to the total consideration of the contract and separating the nonlease component would have no effect on lease classification. As it relates to our contract operations service agreements in which we are a lessor, the services nonlease component is predominant over the compression package lease component and therefore recognition of these agreements will continue to follow the ASC 606 Revenue guidance. Under previous guidance, no separation of lease and nonlease components is required, for either lessee or lessor.

Goodwill

The goodwill acquired in connection with the Elite Acquisition represented the excess of consideration transferred over the fair value of the assets and liabilities acquired. We review the carrying amount of our goodwill in the fourth quarter of every year, or whenever indicators of potential impairment exist, to determine if the carrying amount of a reporting unit exceeds its fair value, including the applicable goodwill. We perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is impaired. If the fair value is more likely than not impaired, we perform a quantitative impairment test to identify impairment and measure the amount of impairment loss to be recognized, if any.

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

In the first quarter of 2020, the global response to the COVID-19 pandemic significantly impacted our market capitalization and estimates of future revenues and cash flows, which triggered the need to perform a quantitative test of the fair value of our contract operations reporting unit as of March 31, 2020. The quantitative test determined that the carrying amount of our contract operations reporting unit exceeded its fair value and we recorded a full impairment loss on goodwill in the first quarter as a result.

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

Hedging and Use of Derivative Instruments

We use derivative instruments to manage our exposure to fluctuations in the variable interest rate of our Credit Facility and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes. We record interest rate swaps on the balance sheet as either derivative assets or derivative liabilities measured at their fair value. The fair value of our derivatives is based on the income approach (discounted cash flow) using market observable inputs, including LIBOR forward curves. Changes in the fair value of the derivatives designated as cash flow hedges are recognized as a component of other comprehensive income (loss) until the hedged transaction affects earnings. At that time, amounts are reclassified into earnings to interest expense, the same statement of operations line item to which the earnings effect of the hedged item is recorded. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions unless the derivative contract contains a significant financing element, in which case, the cash settlements for these derivatives are classified as cash flows from financing activities.

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

3. Recent Accounting Developments

Accounting Standards Updates Implemented

Credit Losses

In June 2016, the FASB issued ASU 2016-13, which changes the impairment model for financial assets measured at amortized cost and certain other instruments, and requires entities to use a new current expected credit loss model that results in recognition of expected losses over the contractual life of an asset. We adopted ASU 2016-13 on January 1, 2020 using the modified retrospective approach. The adoption resulted in a $0.2 million decrease in our allowance for credit losses and a corresponding pre-tax cumulative effect adjustment to retained earnings in our consolidated balance sheet at January 1, 2020. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Fair Value Measurements

On January 1, 2020, we adopted ASU 2018-13, which amends the required fair value measurements disclosures related to valuation techniques and inputs used, uncertainty in measurement and changes in measurements applied. These amendments resulted in new, prospective disclosures of the range and weighted average of the significant unobservable inputs used to develop our Level 3 fair value measurements related to our idle and previously-culled compressors. The adoption of ASU 2018-13 had no impact on our consolidated financial statements.

Income Taxes

On January 1, 2020, we adopted ASU 2019-12, which simplifies the accounting for income taxes by, among other things, removing certain exceptions related to the incremental approach for intraperiod tax allocation, the year-to-date loss methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities on outside basis differences. ASU 2019-12 also clarifies other aspects of the accounting for income taxes in order to improve consistency of application. The adoption of ASU 2019-12 had no impact on our consolidated financial statements.

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

4. Business Transactions

July 2020 Disposition

On July 9, 2020, we completed the sale of the turbocharger business included within our aftermarket services segment. In connection with the sale, we entered into a supply agreement to purchase a minimum amount of turbocharger goods and services over a two-year term. In addition to cash of $9.5 million received upon closing, an additional $3.0 million is due on the first anniversary of the closing date and $3.5 million will be received through the purchase of turbocharger goods and services under the supply agreement. During the year ended December 31, 2020, we received cash of $0.7 million under the supply agreement and recognized a gain on the sale of $9.3 million in gain on sale of assets, net in our consolidated statements of operations.

March 2020 Disposition

On March 1, 2020, we completed the sale of certain contract operations customer service agreements and approximately 200 compressors, comprising approximately 35,000 horsepower, used to provide compression services under those agreements as well as other assets used to support the operations. We allocated customer-related and contract-based intangible assets and goodwill based on a ratio of the horsepower sold relative to the total horsepower of the asset group. We recognized a gain on the sale of $3.2 million in gain on sale of assets, net in our consolidated statements of operations during the year ended December 31, 2020.

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

Goodwill

The goodwill resulting from the acquisition was attributable to the expansion of our services in various regions in which we currently operate and was allocated to our contract operations segment. The goodwill had an indefinite life that was to be reviewed annually for impairment or more frequently if indicators of potential impairment existed. All of the goodwill recorded for this acquisition is expected to be deductible for U.S. federal income tax purposes. See Note 9 (“Goodwill”) for details on the 2020 impairment of our goodwill.

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

Unaudited Pro Forma Financial Information

Unaudited pro forma financial information for the years ended December 31, 2019 and 2018 was derived by adjusting our historical financial statements in order to give effect to the assets and liabilities acquired in the Elite Acquisition. The Elite Acquisition is presented in this unaudited pro forma financial information as though the acquisition occurred as of January 1, 2018, and reflects the following:

●	the acquisition of substantially all of Elite Compression’s assets, including a compression fleet of approximately 430,000 horsepower, vehicles, real property and inventory, and certain liabilities;
●	borrowings of $214.0 million under the Credit Facility for cash consideration exchanged in the acquisition; and
●	the exclusion of $7.8 million of financial advisory, legal and other professional fees incurred related to the acquisition and recorded to transaction-related costs in our consolidated statements of operations during the year ended December 31, 2019.

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

5. Discontinued Operations

Spin-off of Exterran Corporation

In 2015 we completed the Spin-off. In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation, which include, but are not limited to, the separation and distribution agreement and the tax matters agreement.

The separation and distribution agreement specifies, among other things, our right to promptly receive payments from Exterran Corporation based on a notional amount corresponding to payments received by Exterran Corporation from PDVSA in respect of the sale of Exterran Corporation’s previously nationalized assets after such amounts are collected by Exterran Corporation. During the years ended December 31, 2020 and 2018, we received $0.7 million and $18.7 million, respectively, from Exterran Corporation pursuant to this term of the separation and distribution agreement. We entered into an assignment from Exterran Corporation in 2020 such that any future payments by PDVSA would be received directly by us.

The tax matters agreement governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to certain tax matters. As of December 31, 2020 and 2019, we had $7.9 million and $8.5 million, respectively, of unrecognized tax benefits (including interest and penalties) related to Exterran Corporation operations prior to the Spin-off recorded to noncurrent liabilities associated with discontinued operations in our consolidated balance sheets. We had an offsetting indemnification asset of $7.9 million and $8.5 million related to these unrecognized tax benefits recorded to noncurrent assets associated with discontinued operations as of December 31, 2020 and 2019, respectively.

The following table presents the balance sheet for our discontinued operations (in thousands):

	December 31,
	2020	2019
Other assets	$7,868	$8,508
Deferred tax assets	3,168	4,393
Total assets associated with discontinued operations	$11,036	$12,901

Deferred tax liabilities	$7,868	$8,508
Total liabilities associated with discontinued operations	$7,868	$8,508

The following table presents the statements of operations for our discontinued operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Other (income) expense, net	$640	$(1,473)	$(654)
Provision for (benefit from) income taxes	(640)	1,746	654
Loss from discontinued operations, net of tax	$—	$(273)	$—

6. Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2020	2019
Parts and supplies	$57,433	$66,121
Work in progress	6,237	8,346
Inventory	$63,670	$74,467

During the years ended December 31, 2020, 2019 and 2018, we recorded write-downs to inventory of $1.3 million, $0.9 million and $1.6 million, respectively, for inventory considered to be excess, obsolete or carried at an amount in excess of net realizable value.

7. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2020	2019
Compression equipment, facilities and other fleet assets	$3,439,432	$3,653,930
Land and buildings	45,167	50,743
Transportation and shop equipment	106,868	116,057
Computer hardware and software	84,680	93,695
Other	14,457	15,308
Property, plant and equipment	3,690,604	3,929,733
Accumulated depreciation	(1,300,930)	(1,370,335)
Property, plant and equipment, net	$2,389,674	$2,559,398

Depreciation expense was $177.5 million, $172.8 million and $158.4 million during the years ended December 31, 2020, 2019 and 2018, respectively. Assets under construction of $17.6 million and $51.0 million at December 31, 2020 and 2019, respectively, were primarily included in compression equipment, facilities and other fleet assets.

8. Leases

We have operating leases and subleases for office space, temporary housing, storage and shops. Our leases have remaining lease terms of less than one year to approximately 10 years and most include options to extend the lease term, at our discretion, for an additional one to five years. We are not, however, reasonably certain that we will exercise any of the options to extend and as such, they have not been included in the remaining lease terms.

Balance sheet information related to our operating leases follows (in thousands):

		December 31,
	Classification	2020	2019
ROU assets	Operating lease ROU assets	$19,236	$17,901

Lease liabilities
Current	Accrued liabilities	$3,564	$3,037
Noncurrent	Operating lease liabilities	16,925	16,094
Total lease liabilities		$20,489	$19,131

The components of lease cost follow (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$4,508	$3,966
Short-term lease cost	52	348
Variable lease cost	1,652	1,607
Total lease cost	$6,212	$5,921

Cash flow and noncash information related to our operating leases follow (in thousands):

	Year Ended December 31,
	2020	2019
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$5,885	$5,420
Operating lease ROU assets obtained in exchange for new lease liabilities	4,812	2,247

Other supplemental information related to our operating leases follows:

	December 31,
	2020	2019
Weighted average remaining lease term (in years)	7.9	8.2
Weighted average discount rate	4.8%	5.3%

Remaining maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

2021	$4,126
2022	3,288
2023	2,933
2024	2,513
2025	2,213
Thereafter	9,766
Total lease payments	24,839
Less: Interest	(4,350)
Total lease liabilities	$20,489

9. Goodwill

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

The following table presents the change in the carrying amount of goodwill during the year ended December 31, 2020 (in thousands):

Balance at December 31, 2019	$100,598
Dispositions	(768)
Impairment loss	(99,830)
Balance at December 31, 2020	$—

10. Intangible Assets, net

Intangible assets include customer relationships and contracts associated with various business and asset acquisitions. These acquired intangible assets were recorded at fair value determined as of the acquisition date and are being amortized over the period we expect to benefit from the assets. Intangible assets, net consisted of the following (in thousands):

	December 31, 2020		December 31, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer-related (10-25 year life)	$147,169	$(86,512)	$147,244	$(76,176)
Contract-based (5-7 year life)	37,730	(36,856)	37,773	(31,370)
Intangible assets	$184,899	$(123,368)	$185,017	$(107,546)

Amortization expense of these intangible assets totaled $15.6 million, $15.3 million and $16.5 million during the years ended December 31, 2020, 2019 and 2018, respectively.

Estimated future intangible assets amortization expense as of December 31, 2020 was as follows (in thousands):

2021	$11,372
2022	9,171
2023	7,318
2024	6,158
2025	3,947
Thereafter	23,565
Total	$61,531

11. Contract Costs

We capitalize incremental costs to obtain a contract with a customer if we expect to recover those costs. Capitalized costs include commissions paid to our sales force to obtain contract operations contracts. We expense commissions paid for sales of service contracts and OTC parts and components within our aftermarket services segment, as the amortization period is less than one year. We had contract costs of $3.2 million and $4.8 million associated with sales commissions recorded in our consolidated balance sheets at December 31, 2020 and 2019, respectively.

We capitalize costs incurred to fulfill a contract if those costs relate directly to a contract, enhance resources that we will use in satisfying performance obligations and if we expect to recover those costs. Capitalized costs incurred to fulfill our customer contracts include freight charges to transport compression assets before transferring services to the customer and mobilization activities associated with our contract operations services. Aftermarket services fulfillment costs are recognized based on the percentage-of-completion method applicable to the customer contract and do not typically result in the recognition of contract costs. We had contract costs of $26.0 million and $38.1 million associated with freight and mobilization recorded in our consolidated balance sheets at December 31, 2020 and 2019, respectively.

Contract operations obtainment and fulfillment costs are amortized based on the transfer of service to which the assets relate, which is estimated to be 38 months based on average contract term, including anticipated renewals. We assess periodically whether the 38-month estimate fairly represents the average contract term and adjust as appropriate. Contract costs associated with commissions are amortized to SG&A. Contract costs associated with freight and mobilization are amortized to cost of sales (excluding depreciation and amortization). During the years ended December 31, 2020, 2019 and 2018, we amortized $3.0 million, $2.6 million and $1.5 million, respectively, related to sales commissions and $23.6 million, $20.7 million and $13.4 million, respectively, related to freight and mobilization.

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

As of December 31, 2020 and 2019, we had $7.7 million and $5.5 million, respectively, of capitalized implementation costs related to our hosting arrangements that are service contracts included in other assets in our consolidated balance sheets. Accumulated amortization was $0.3 million at December 31, 2020. We recorded $0.3 million of amortization expense to SG&A in our consolidated statements of operations during the year ended December 31, 2020.

During the year ended December 31, 2020, we impaired $1.6 million of capitalized implementation costs related to the hosting arrangements of the mobile workforce component of our project due to the termination of the agreement, which was included in long-lived and other asset impairment in our consolidated statements of operations.

13. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued salaries and other benefits	$16,332	$19,300
Accrued income and other taxes	11,414	11,019
Accrued interest	22,693	16,462
Derivative liability - current	4,809	593
Other accrued liabilities	21,745	20,471
Accrued liabilities	$76,993	$67,845

14. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2020	2019
Credit Facility	$393,000	$513,000

2028 Notes	800,000	500,000
Add: Debt premium, net of amortization	14,541	—
Less: Deferred financing costs, net of amortization	(11,766)	(8,090)
	802,775	491,910

2027 Notes	500,000	500,000
Less: Deferred financing costs, net of amortization	(6,908)	(7,999)
	493,092	492,001

2022 Notes	—	350,000
Less: Debt discount, net of amortization	—	(2,046)
Less: Deferred financing costs, net of amortization	—	(2,316)
	—	345,638

Long-term debt	$1,688,867	$1,842,549

Credit Facility

As of December 31, 2020, there were $12.4 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.4%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 2.7% and 4.3% at December 31, 2020 and 2019, respectively. As a result of the facility’s ratio requirements (see below), $444.1 million of the $844.6 million of undrawn capacity was available for additional borrowings as of December 31, 2020. As of December 31, 2020, we were in compliance with all covenants under the Credit Facility agreement.

Amendment No. 2

On November 8, 2019, we amended the Credit Facility to, among other things:

●	extend the maturity date of the Credit Facility from March 30, 2022 to November 8, 2024, effective as of the execution of Amendment No. 2; and
●	change the applicable margin for borrowings under the Credit Facility to those discussed in “Other Facility Terms” below.

We incurred $6.4 million in transaction costs related to Amendment No. 2, which were included in other assets in our consolidated balance sheet and are being amortized over the term of the Credit Facility.

Amendment No. 1

In February 2018, we amended the Credit Facility to, among other things:

●	increase the maximum Total Debt to EBITDA ratios, as defined in the Credit Facility agreement (see below for the revised ratios), effective as of the execution of Amendment No. 1 in February 2018; and
●	effective upon completion of the Merger in April 2018:
–	increase the aggregate revolving commitment from $1.1 billion to $1.25 billion;

–	increase the amount available for the issuance of letters of credit from $25.0 million to $50.0 million; and
–	increase the basket sizes under certain covenants including covenants limiting our ability to make investments, incur debt, make restricted payments, incur liens and make asset dispositions.

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

Additionally, we are required to pay commitment fees based on the daily unused amount of the Credit Facility at a rate of 0.375%. We incurred $2.0 million, $1.9 million and $2.1 million in commitment fees on the daily unused amount of our facilities during the years ended December 31, 2020, 2019 and 2018, respectively.

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

As of December 31, 2020, the following consolidated financial ratios, as defined in our Credit Facility agreement, were required:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.5 to 1.0
Total Debt to EBITDA
January 1 through June 30, 2020	5.50 to 1.0
Thereafter (1)	5.25 to 1.0
(1)	Subject to a temporary increase to 5.50 to 1.0 for any quarter during which an acquisition satisfying certain thresholds is completed and for the two quarters immediately following such quarter.

Former Credit Facility

In April 2018, in connection with the Merger, the Former Credit Facility was terminated. Upon termination, we repaid $63.2 million in borrowings and accrued and unpaid interest and fees outstanding. All commitments under the Former Credit Facility were terminated and the $15.4 million of letters of credit outstanding under the Former Credit Facility were converted to letters of credit under the Credit Facility. As a result of the termination, we recorded a debt extinguishment loss of $2.5 million. We were in compliance with all covenants under the Former Credit Facility through its closing.

2028 Notes and 2027 Notes

On December 17, 2020, we completed a private offering of $300.0 million aggregate principal amount of 6.25% senior notes due April 2028, which were issued pursuant to the indenture under which we completed a private offering of $500.0 million aggregate principal amount of 6.25% senior notes in December 2019. The notes of the two offerings have identical terms and are treated as a single class of securities. The $300.0 million of notes were issued at 104.875% of their face value and have an effective interest rate of 5.6%. We received net proceeds of $309.9 million, after deducting issuance costs of $4.7 million, from our December 2020 offering and net proceeds of $491.8 million, after deducting issuance costs of $8.2 million, from our December 2019 offering.

In March 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.875% senior notes due April 2027 and received net proceeds of $491.2 million after deducting issuance costs of $8.8 million.

The net proceeds from the 2027 Notes and 2028 Notes were used to repay borrowings outstanding under our Credit Facility. Issuance costs related to the 2027 Notes and 2028 Notes are considered deferred financing costs, and together with the issue premium of the December 2020 offering of 2028 Notes, are recorded within long-term debt in our consolidated balance sheets and are being amortized to interest expense in our consolidated statements of operations over the terms of the notes.

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

2022 Notes

On April 1, 2020, the 2022 Notes were redeemed at 100% of their $350.0 million aggregate principal amount plus accrued and unpaid interest of $10.5 million with borrowings under the Credit Facility. A debt extinguishment loss of $4.0 million related to the redemption was recognized during the year ended December 31, 2020.

2021 Notes

In April 2019, the 2021 Notes were redeemed at 100% of their $350.0 million aggregate principal amount plus accrued and unpaid interest of $0.2 million with borrowings under the Credit Facility. We recorded a debt extinguishment loss of $3.7 million related to the redemption during the year ended December 31, 2019.

Long-Term Debt Maturity

Contractual maturities of long-term debt over the next five years, excluding interest to be accrued, at December 31, 2020 were as follows (in thousands):

2021	$—
2022	—
2023	—
2024	393,000
2025	—
Long-term debt maturities through 2025	$393,000

15. Accumulated Other Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of changes in the fair value of our interest rate swap derivative instruments, net of tax, which are designated as cash flow hedges, amortization of terminated interest rate swaps and adjustments related to changes in our ownership of the Partnership as the result of the Merger.

The following table presents the changes in accumulated other comprehensive income (loss) of our derivative cash flow hedges, net of tax and excluding noncontrolling interest (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning accumulated other comprehensive income (loss)	$(1,387)	$5,773	$1,197
Loss recognized in other comprehensive income (loss), net of tax provision (benefit) of $(1,776), $(1,425) and $169, respectively	(6,683)	(5,360)	(659)
(Gain) loss reclassified from accumulated other comprehensive income (loss) to interest expense, net of tax provision (benefit) of $(814), $478 and $185, respectively (1)	3,064	(1,800)	(435)
Merger-related adjustments (2)	—	—	5,670
Other comprehensive income (loss) attributable to Archrock stockholders	(3,619)	(7,160)	4,576
Ending accumulated other comprehensive income (loss)	$(5,006)	$(1,387)	$5,773
(1)	Included stranded tax effects resulting from the Tax Cuts and Jobs Act of $0.3 million reclassified to accumulated deficit during the year ended December 31, 2018.
(2)	Pursuant to the Merger, we reclassified a gain of $5.7 million from noncontrolling interest to accumulated other comprehensive income (loss) related to the fair value of our derivative instruments that was previously attributed to public ownership of the Partnership.

See Note 22 (“Derivatives”) for further details on our interest rate swap derivative instruments.

16. Equity

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

Prior to the Merger, public unitholders held a 57% ownership interest in the Partnership and we owned the remaining 43% equity interest. The equity interests in the Partnership that were owned by the public prior to the Merger are reflected in noncontrolling interest in our consolidated statements of equity. The earnings of the Partnership that were attributed to its common units held by the public prior to the Merger are reflected in net income attributable to noncontrolling interest in our consolidated statements of operations.

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

We incurred $0.5 million and $10.2 million of transaction costs directly attributable to the Merger during the years ended December 31, 2019 and 2018, respectively, including financial advisory, legal service and other professional fees, which were recorded to transaction-related costs in our consolidated statements of operations.

The following table presents the effects of changes in our ownership interest in the Partnership on the equity attributable to Archrock stockholders during the year ended December 31, 2018 (in thousands):

Year Ended
December 31, 2018
Net income attributable to Archrock stockholders	$21,063
Increase in Archrock stockholders’ additional paid-in capital for change in ownership of Partnership common units	56,845
Increase from net income attributable to Archrock stockholders and transfers from noncontrolling interest	$77,908

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2020, 2019 and 2018:

	Declared Dividends	Dividends Paid
	per Common Share	(in thousands)
2020
Q1	$0.145	$22,171
Q2	0.145	22,176
Q3	0.145	22,308
Q4	0.145	22,177

2019
Q1	$0.132	$17,231
Q2	0.132	17,206
Q3	0.145	22,062
Q4	0.145	22,031

2018
Q1	$0.120	$8,532
Q2	0.120	15,486
Q3	0.132	17,114
Q4	0.132	17,156

On January 27, 2021, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock, or approximately $22.2 million, that was paid on February 16, 2021 to stockholders of record at the close of business on February 8, 2021.

17. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2020	2019	2018
Contract operations (1):
0 - 1,000 horsepower per unit	$224,702	$259,985	$241,810
1,001 - 1,500 horsepower per unit	305,185	316,082	276,775
Over 1,500 horsepower per unit	206,749	191,510	149,783
Other (2)	2,282	3,962	4,168
Total contract operations (3)	738,918	771,539	672,536

Aftermarket services (1):
Services (4)	79,012	122,076	142,476
OTC parts and components sales	57,040	71,870	89,429
Total aftermarket services (5)	136,052	193,946	231,905

Total revenue	$874,970	$965,485	$904,441
(1)	We operate in two segments: contract operations and aftermarket services. See Note 28 (“Segments”) for further details regarding our segments.
(2)	Primarily relates to fees associated with owned non-compression equipment.
(3)	Includes $5.6 million, $7.9 million and $6.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(4)	Includes a reversal of $0.9 million of revenue during the year ended December 31, 2019 related to changes in estimates of performance obligations partially satisfied in prior periods.
(5)	All service revenue within aftermarket services is recognized over time. All OTC parts and components sales revenue is recognized at a point in time.

Performance Obligations

As of December 31, 2020, we had $350.0 million of remaining performance obligations related to our contract operations segment. Our remaining performance obligations will be recognized through 2025 as follows (in thousands):

	2021	2022	2023	2024	2025	Total
Remaining performance obligations	$252,807	$82,366	$13,216	$1,436	$168	$349,993

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Contract Assets and Liabilities

As of December 31, 2020 and 2019, our receivables from contracts with customers, net of allowance for credit losses, were $95.6 million and $139.4 million, respectively.

Freight billings to customers for the transport of compression assets, customer-specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. As of December 31, 2020 and 2019, our contract liabilities were $4.6 million and $11.4 million, respectively, which were included in deferred revenue and other liabilities in our consolidated balance sheets. The decrease in the contract liability balance during the year ended December 31, 2020 was primarily due to $19.5 million recognized as revenue during the period, partially offset by revenue deferral of $12.7 million, each primarily related to freight billings and milestone billings on aftermarket services.

18. Long-Lived and Other Asset Impairment

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

The following table presents the results of our compression fleet impairment review as recorded to our contract operations segment (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Idle compressors retired from the active fleet	730	975	310
Horsepower of idle compressors retired from the active fleet	261,000	170,000	115,000
Impairment recorded on idle compressors retired from the active fleet	$77,590	$44,663	$28,127

Other Impairment

During the year ended December 31, 2020, $1.7 million of capitalized implementation and unamortized prepaid costs related to the mobile workforce component of our multi-year process and technology transformation project was impaired. See Note 12 (“Hosting Arrangements”) for further details.

19. Restructuring Charges

During the first quarter of 2020, we completed restructuring activities to further streamline our organization and more fully align our teams to improve our customer service and profitability. We incurred severance costs during the first quarter related to these activities. No additional costs will be incurred related to these restructuring activities.

In response to the decreased activity level of our customers that resulted from the COVID-19 pandemic beginning in the second quarter of 2020, we have incurred severance costs to right-size our business. We are not currently able to estimate the total amount of restructuring costs to be incurred as a result of the COVID-19 pandemic, as the magnitude and duration of the pandemic and its impact on our operations remain difficult to predict.

During the third quarter of 2020, a plan to dispose of certain non-core properties was approved by management. We are not currently able to estimate the total amount of restructuring costs to be incurred as a result of our property disposals, as the timing of the disposals and magnitude of the financial impact of their ultimate disposition remain difficult to predict.

The severance and property disposal costs incurred under the above restructuring plans were recorded to restructuring charges in our consolidated statements of operations.

The following table presents the changes to our accrued liability balance related to restructuring charges during the year ended December 31, 2020 (in thousands):

	Organizational	Pandemic	Property
	Restructuring	Restructuring	Restructuring	Total
Balance at December 31, 2019	$—	$—	$—	$—
Charges incurred (1)	1,695	5,257	1,498	8,450
Non-cash expense (2)	(61)	(101)	(1,498)	(1,660)
Payments	(1,634)	(4,955)	—	(6,589)
Balance at December 31, 2020	$—	$201	$—	$201
(1)	Includes a loss on sale of $0.9 million and an impairment loss of $0.6 million related to the property restructuring during the year ended December 31, 2020.
(2)	Represents accelerated vesting of stock awards related to the organizational and pandemic restructuring activities and the loss on sale and impairment loss related to the property restructuring during the year ended December 31, 2020.

The following table presents, by segment, restructuring charges incurred during the year ended December 31, 2020 (in thousands):

	Contract	Aftermarket
	Operations	Services	Other (1)	Total
Organizational restructuring	$458	$625	$612	$1,695
Pandemic restructuring	2,505	1,218	1,534	5,257
Property restructuring
Loss on sale	—	—	915	915
Impairment loss	—	—	583	583
Total property restructuring	—	—	1,498	1,498
Total restructuring charges	$2,963	$1,843	$3,644	$8,450
(1)	Represents expense incurred within our corporate function and not directly attributable to our segments.

The following table presents, by cost type, restructuring charges incurred during the year ended December 31, 2020 (in thousands):

Year Ended
December 31, 2020
Severance costs
Organizational restructuring	$1,695
Pandemic restructuring	5,257
Total severance costs	6,952
Property restructuring
Loss on sale	915
Impairment loss	583
Total property restructuring	1,498
Total restructuring charges	$8,450

20. Income Taxes

Current and Deferred Tax Provision

Our provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current tax provision (benefit):
U.S. federal	$(99)	$75	$—
State	326	377	912
Total current	227	452	912
Deferred tax provision (benefit):
U.S. federal	(17,246)	(35,597)	6,197
State	(518)	(4,000)	(959)
Total deferred	(17,764)	(39,597)	5,238
Provision for (benefit from) income taxes	$(17,537)	$(39,145)	$6,150

The provision for (benefit from) income taxes for the years ended December 31, 2020, 2019 and 2018 resulted in effective tax rates on continuing operations of 20.4%, (67.0)% and 17.4%, respectively. The following table reconciles these effective tax rates to the U.S. statutory rate of 21%, the rate in effect during 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income taxes at U.S. federal statutory rate	$(18,056)	$12,276	$7,415
Net state income taxes	(817)	1,634	1,570
Tax credits	(1,256)	(1,757)	(244)
Noncontrolling interest	—	—	(1,793)
Unrecognized tax benefits (1)	772	(1,958)	(1,443)
Valuation allowances and write off of tax attributes (2)	236	(50,219)	(58)
Executive compensation limitation	1,159	1,102	977
Stock	538	66	(455)
Other	(113)	(289)	181
Provision for (benefit from) income taxes	$(17,537)	$(39,145)	$6,150
(1)	Reflects a decrease in our uncertain tax benefit, net of federal benefit, due to settlements of tax audits and expiration of statute of limitations in 2019 and 2018.
(2)	See “Tax Attributes and Valuation Allowances” below for further details.

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

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$158,916	$116,378
Accrued liabilities	3,133	3,486
Other	12,124	12,479
	174,173	132,343
Valuation allowances (1)	(1,027)	(822)
Total deferred tax assets	173,146	131,521

Deferred tax liabilities:
Property, plant and equipment	(6,066)	(6,440)
Basis difference in the Partnership	(103,721)	(81,645)
Other	(7,150)	(8,083)
Total deferred tax liabilities	(116,937)	(96,168)
Net deferred tax asset (2)	$56,209	$35,353
(1)	See “Tax Attributes and Valuation Allowances” below for further details.
(2)	The 2020 and 2019 net deferred tax asset are reflected in our consolidated balance sheets as deferred tax assets of $56.9 million and $36.6 million, respectively, and deferred tax liabilities of $0.7 million and $1.3 million, respectively.

Both the 2020 and 2019 balances are based on a U.S. federal tax rate of 21%.

Tax Attributes and Valuation Allowances

Pursuant to Sections 382 and 383 of the Code, utilization of loss and credit carryforwards are subject to annual limitations due to any ownership changes of 5% stockholders. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a rolling three-year period. In 2018, the common stock we issued in the Merger caused a new ownership change to occur for Archrock. The limitations from this ownership change may cause us to pay U.S. federal income taxes earlier; however, we do not currently expect that any loss carryforwards or credit carryforwards will expire as a result of any 382 or 383 limitations. Our ability to utilize loss carryforwards and credit carryforwards against future U.S. federal taxable income and future U.S. federal income tax may be limited in the future if we have another 50% or more ownership change in our 5% stockholders.

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

At December 31, 2020, we had U.S. federal and state NOL carryforwards of $696.3 million and $257.6 million, respectively, included in our NOL deferred tax asset that are available to offset future taxable income. If not used, the federal and state NOL carryforwards will begin to expire in 2025 and 2021, respectively, though $457.3 million of the U.S. federal and $88.3 million of the state NOL carryforwards have no expiration date. In connection with the state NOL deferred tax asset, we recorded a valuation allowance of $1.0 million and $0.8 million as of December 31, 2020 and 2019, respectively.

At December 31, 2020, we had U.S. federal and state tax credit carryforwards of $2.5 million and $0.2 million, respectively. If not used, the federal and state tax credit carryforwards will begin to expire in 2037 and 2040, respectively.

Unrecognized Tax Benefits

A reconciliation of the unrecognized tax benefit (including discontinued operations) activity is shown below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$18,453	$19,560	$21,400
Additions based on tax positions related to current year	2,397	2,227	1,893
Additions based on tax positions related to prior years	—	2,047	450
Reductions based on settlement refunds from government authorities	—	(4,414)	(3,461)
Reductions based on tax positions related to prior years	(73)	(51)	(20)
Reductions based on lapse of statute of limitations	(1,885)	(916)	(702)
Ending balance	$18,892	$18,453	$19,560

We had $18.9 million, $18.5 million and $19.6 million of unrecognized tax benefits at December 31, 2020, 2019 and 2018, respectively, of which $2.9 million, $3.2 million and $6.9 million, respectively, would affect the effective tax rate if recognized and $7.9 million, $8.3 million and $6.9 million, respectively, would be reflected in income from discontinued operations, net of tax if recognized.

We recorded $2.1 million, $2.1 million and $2.2 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions (including discontinued operations) in our consolidated balance sheets as of the years ended December 31, 2020, 2019 and 2018, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense. During each of the years ended December 31, 2020 and 2019, we recorded releases of potential interest expense and penalties of $0.1 million and in the year ended December 31, 2018, we recorded $0.7 million of potential interest expense and penalties in our consolidated statements of operations.

Subject to the provisions of our tax matters agreement with Exterran Corporation, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of December 31, 2020 and 2019, we recorded an indemnification asset (including penalties and interest) of $7.9 million and $8.5 million, respectively, related to unrecognized tax benefits in our consolidated balance sheets.

We and our subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in numerous state jurisdictions. U.S. federal income tax returns are generally subject to examination for up to three years after filing the returns. Due to our NOL carryforwards, our U.S. federal income tax returns can be examined back to the inception of our NOL carryforwards; therefore, expanding our examination period beyond 20 years. In 2020, the IRS completed their examination of our 2014 and 2015 tax years. Due to this audit being related to tax periods that commenced prior to the Spin-off, Exterran Corporation was also involved in the audit. The tax adjustments recorded from this audit did not have a material impact on our consolidated financial position or results of operations.

State income tax returns are generally subject to examination for a period of three to five years after filing the returns. However, the state impact of any U.S. federal audit adjustments and amendments remains subject to examination by various states for up to one year after formal notification to the states. We are currently involved in two state audits. During the years ended December 31, 2019 and 2018, we settled certain state audits, which resulted in refunds of $2.4 million and $1.7 million, respectively, and reductions in previously-accrued uncertain tax benefits of $4.4 million and $3.5 million, respectively. As of December 31, 2020, we did not have any state audits underway that we believe would have a material impact on our consolidated financial statements.

As of December 31, 2020, we believe it is reasonably possible that $2.7 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to December 31, 2021 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

CARES Act

On March 27, 2020, President Trump signed into law the CARES Act, which includes, among other things, refundable payroll tax credits, deferment of employer-side social security payments, NOL carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act provisions did not have a material impact on our consolidated financial statements. Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact our tax provision in future periods.

21. Earnings per Share

Basic net income (loss) per common share attributable to Archrock common stockholders is computed using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Under the two-class method, basic net income (loss) per common share attributable to Archrock common stockholders is determined by dividing net income (loss) attributable to Archrock common stockholders, after deducting amounts allocated to participating securities, by the weighted average number of common shares outstanding for the period. Participating securities include unvested restricted stock and stock-settled restricted stock units that have nonforfeitable rights to receive dividends or dividend equivalents, whether paid or unpaid. During periods of net loss, only distributed earnings (dividends) are allocated to participating securities, as they do not have a contractual obligation to participate in our undistributed losses.

Diluted net income (loss) per common share attributable to Archrock common stockholders is computed using the weighted average number of shares outstanding adjusted for the incremental common stock equivalents attributed to outstanding options, performance-based restricted stock units and stock to be issued pursuant to our ESPP unless their effect would be anti-dilutive.

The following table shows the calculation for net income (loss) attributable to Archrock common stockholders, which is used in the calculation of basic and diluted net income (loss) per common share attributable to Archrock common stockholders (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income (loss) from continuing operations attributable to Archrock stockholders	$(68,445)	$97,603	$21,063
Loss from discontinued operations, net of tax	—	(273)	—
Net income (loss) attributable to Archrock stockholders	(68,445)	97,330	21,063
Less: Earnings attributable to participating securities	(1,338)	(1,348)	(815)
Net income (loss) attributable to Archrock common stockholders	$(69,783)	$95,982	$20,248

The following table shows the potential shares of common stock that were included in computing diluted net income (loss) per common share attributable to Archrock common stockholders (in thousands):

	Year Ended December 31,
	2020	2019	2018
Weighted average common shares outstanding including participating securities	152,827	139,317	110,843
Less: Weighted average participating securities outstanding	(1,999)	(1,825)	(1,538)
Weighted average common shares outstanding used in basic net income (loss) per common share	150,828	137,492	109,305
Net dilutive potential common shares issuable:
On exercise of options and vesting of performance-based restricted stock units	—	34	111
On settlement of ESPP shares	—	2	5
Weighted average common shares outstanding used in diluted net income (loss) per common share	150,828	137,528	109,421

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income (loss) per common share attributable to Archrock common stockholders as their inclusion would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2020	2019	2018
On exercise of options where exercise price is greater than average market value for the period	96	154	195
On exercise of options and vesting of performance-based restricted stock units	54	—	—
On settlement of ESPP shares	17	—	—
Net dilutive potential common shares issuable	167	154	195

22. Derivatives

We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes.

As of December 31, 2020, we had $300.0 million notional value of interest rate swaps outstanding, which expire in March 2022 and were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. We have designated these interest rate swaps as cash flow hedging instruments. The counterparties to our derivative agreements are major financial institutions. We monitor the credit quality of these financial institutions and do not expect nonperformance by any counterparty, although such nonperformance could have a material adverse effect on us. We have no collateral posted for our derivative instruments.

We expect the hedging relationship to be highly effective as the interest rate swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate. We estimate that $4.8 million of the deferred pre-tax loss attributable to interest rate swaps included in accumulated other comprehensive loss at December 31, 2020 will be reclassified into earnings as interest expense at then-current values during the next 12 months as the underlying hedged transactions occur.

As of December 31, 2020, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%.

The following table presents the effect of our derivative instruments designated as cash flow hedging instruments on our consolidated balance sheets (in thousands):

	December 31,
	2020	2019
Other current assets	$—	$12
Total derivative assets	$—	$12

Accrued liabilities	$4,810	$593
Other liabilities	1,527	1,175
Total derivative liabilities	$6,337	$1,768

The following table presents the effect of our derivative instruments designated as cash flow hedging instruments on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Pre-tax gain (loss) recognized in other comprehensive income (loss)	$(8,459)	$(6,785)	$3,512
Pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(3,878)	2,278	617
Total amount of interest expense in which the effects of cash flow hedges are recorded	105,716	104,681	93,328

See Note 2 (“Basis of Presentation and Significant Accounting Policies”), Note 15 (“Accumulated Other Comprehensive Income (Loss)”) and Note 23 (“Fair Value Measurements”) for further details on our derivative instruments.

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

	December 31,
	2020	2019
Derivative asset	$—	$12
Derivative liability	6,337	1,768

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Goodwill

In the first quarter of 2020, we determined that the significant deterioration in global macroeconomic conditions caused by the COVID-19 pandemic was an indicator of potential impairment of our goodwill, and we performed a quantitative impairment test as of March 31, 2020 that resulted in a $99.8 million impairment of our goodwill. Significant estimates used in our impairment analysis included cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples, which are Level 3 inputs. See Note 9 (“Goodwill”) for further details of the valuation methodology used in connection with the goodwill impairment.

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

December 31, 2020
Impaired properties	$430

The significant unobservable inputs used to develop the Level 3 fair value measurements for the properties were the estimated sale values in an inactive market. In reviewing sales trends for the past three years, the probable pricing information based on market comparisons was as follows (in thousands):

	Range	Weighted Average
Estimated sale proceeds	$100 - $600	$427

See Note 19 (“Restructuring Charges”) for further details of our approved plan of disposal.

Compressors

During the years ended December 31, 2020 and 2019, we recorded nonrecurring fair value measurements related to our idle and previously-culled compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our compressors impaired during the years ended December 31, 2020 and 2019 was as follows:

	December 31,
	2020	2019
Impaired compressors	$19,046	$5,859

The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compressors being measured. Additional quantitative information related to our significant unobservable inputs as of December 31, 2020 follows:

	Range	Weighted Average (1)
Estimated net sale proceeds	$0 - $289 per horsepower	$20 per horsepower
(1)	Calculated based on an estimated discount for market liquidity of 81%.

See Note 18 (“Long-Lived and Other Asset Impairment”) for further details.

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

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows (in thousands):

	December 31,
	2020	2019
Carrying amount of fixed rate debt (1)	$1,295,867	$1,329,549
Fair value of fixed rate debt	1,371,000	1,400,000

(1) Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 14 (“Long-Term Debt”).

24. Stock-Based Compensation

We recognize stock-based compensation expense related to stock options, restricted stock units, performance units, phantom units and our ESPP. We account for forfeitures as they occur.

Stock-based compensation expense consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Equity awards	$10,551	$8,105	$7,388
Liability awards	1,521	2,336	1,096
Total stock-based compensation expense	$12,072	$10,441	$8,484

Stock Incentive Plans

The 2020 Plan was adopted in April 2020 and provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, other stock-based awards and dividend equivalent rights to employees, directors and consultants of Archrock. The 2020 Plan is administered by the compensation committee of our Board of Directors. Under the 2020 Plan, the maximum number of shares of common stock available for issuance is 8,500,000. Each stock-settled award granted under the 2020 Plan reduces the number of shares available for issuance by one share. Cash-settled awards are not counted against the aggregate share limit. Shares subject to awards granted under the 2020 Plan that are subsequently canceled, terminated, settled in cash or forfeited, excluding shares withheld to satisfy tax withholding obligations or to pay the exercise price of an option, are available for future grant under the 2020 Plan. No additional grants may be made under the 2013 Plan following the adoption of the 2020 Plan. Previous grants made under the 2013 Plan continue to be governed by that plan and the applicable award agreements.

The 2020 Plan and 2013 Plan allow us to withhold shares upon vesting of restricted stock at the then-current market price to cover taxes required to be withheld on the vesting date. During the years ended December 31, 2020, 2019 and 2018, we withheld 236,752 shares valued at $1.8 million, 212,080 shares valued at $2.0 million and 167,382 shares valued at $1.8 million, respectively, to cover tax withholding.

The compensation committee of our Board of Directors generally establishes its schedule for making annual long-term incentive awards, consisting of a combination of restricted shares and performance units vesting over multiple years, several months in advance and does not make such awards based on knowledge of material nonpublic information. Although the compensation committee of our Board of Directors has historically granted awards on a regular, predictable cycle, such awards may be granted at other times during the year, as determined in the sole discretion of the compensation committee.

Stock Options

Stock options are granted at fair market value at the grant date, are exercisable according to the vesting schedule established by the compensation committee of our Board of Directors in its sole discretion and expire no later than seven years after the grant date. Stock options generally vest one-third per year on each of the first three anniversaries of the grant date, subject to continued service through the applicable vesting date. During the years ended December 31, 2020, 2019 and 2018, we did not grant any stock options. Stock option activity during the year ended December 31, 2020 was as follows:

		Weighted	Weighted	Aggregate
	Stock	Average	Average	Intrinsic
	Options	Exercise Price	Remaining Life	Value
	(in thousands)	per Share	(in years)	(in thousands)
Options outstanding and exercisable, December 31, 2019	154	$19.40
Canceled	(90)	15.32
Options outstanding and exercisable, December 31, 2020	64	25.18	0.2	$—

Intrinsic value is the difference between the market value of our stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during the year ended December 31, 2018 was $0.8 million. There were no stock options exercised during the years ended December 31, 2020 and 2019. Stock options outstanding at December 31, 2020 expire in March 2021.

Restricted Stock, Restricted Stock Units, Performance-Based Restricted Stock Units, Cash-Settled Restricted Stock Units and Cash-Settled Performance Units

For grants of restricted stock and restricted stock units, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the grant date. Our restricted stock and restricted stock units include rights to receive dividends or dividend equivalents. We periodically remeasure the fair value of cash-settled restricted stock units and cash-settled performance units and record a cumulative adjustment of the expense previously recognized. Our obligation related to the cash-settled restricted stock units and cash-settled performance units is reflected as a liability in our consolidated balance sheets. Restricted stock, restricted stock units, cash-settled restricted stock units and cash-settled performance units generally vest one-third per year on dates as specified in the applicable award agreement, subject to continued service through the applicable vesting date.

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

The following table presents the inputs used and the grant date fair value calculated in the Monte Carlo simulation model for the performance-based restricted stock units awarded during the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
Remaining performance period as of grant date (in years)	2.9	2.9	2.8
Risk-free interest rate used	1.4%	2.6%	2.4%
Grant-date fair value	$11.33	$12.91	$13.46

The following table presents restricted stock, restricted stock unit, performance-based restricted stock unit, cash-settled restricted stock unit and cash-settled performance unit activity during the year ended December 31, 2020:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Non-vested awards, December 31, 2019	2,022	$10.25
Granted (1)	1,467	9.37
Vested (2)	(933)	10.39
Canceled	(110)	9.78
Non-vested awards, December 31, 2020 (3)	2,446	9.69
(1)	The weighted average grant date fair value of shares granted during the years ended December 31, 2020, 2019 and 2018 was $9.37, $10.01 and $9.66, respectively.
(2)	The total fair value of all awards vested during the years ended December 31, 2020, 2019 and 2018 was $7.1 million, $9.0 million and $8.2 million, respectively.
(3)	Non-vested awards as of December 31, 2020 were comprised of 454,000 cash-settled restricted stock units and cash-settled performance units and 1,992,000 restricted stock, stock-settled restricted stock units and stock-settled performance-based restricted stock units.

As of December 31, 2020, we expect $13.7 million of unrecognized compensation cost related to unvested restricted stock, stock-settled restricted stock units, performance units, cash-settled restricted stock units and cash-settled performance units to be recognized over the weighted-average period of 1.7 years. Cash paid upon vesting of cash-settled restricted stock units during the years ended December 31, 2020, 2019 and 2018 was $0.5 million, $1.3 million and $1.1 million, respectively.

Employee Stock Purchase Plan

Adopted in 2017, our ESPP provides employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. Each quarter, eligible employees may elect to withhold a portion of their salary up to the lesser of $25,000 per year or 10% of their eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as defined by the plan. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. The maximum number of shares of common stock available for purchase under the ESPP is 1,000,000. As of December 31, 2020, 611,707 shares remained available for purchase under the ESPP. Our ESPP is compensatory and, as a result, we record an expense in our consolidated statements of operations related to the ESPP. The purchase discount under the ESPP is 5% of the fair market value of our common stock on the first trading day of the quarter or the last trading day of the quarter, whichever is lower.

Directors’ Stock and Deferral Plan

Adopted in 2007, our DSDP provides non-employee members of the Board of Directors with an opportunity to elect to receive our common stock as payment for a portion or all of their retainer. The number of shares paid each quarter is determined by dividing the dollar amount of fees elected to be paid in common stock by the closing sales price per share of the common stock on the last day of the quarter. In addition, directors who elect to receive a portion or all of their fees in the form of common stock may also elect to defer, until a later date, the receipt of a portion or all of their fees to be received in common stock. We have reserved 100,000 shares under the DSDP and, as of December 31, 2020, 37,771 shares remained available to be issued under the plan.

25. Retirement Benefit Plan

Our 401(k) retirement plan provides for optional employee contributions up to the applicable Internal Revenue Service annual limit and discretionary employer matching contributions. We make discretionary matching contributions to each participant’s account at a rate of 100% of each participant’s contributions up to 5% of eligible compensation. We recorded matching contributions of $5.6 million, $6.8 million and $6.5 million during the years ended December 31, 2020, 2019 and 2018, respectively.

26. Commitments and Contingencies

Performance Bonds

In the normal course of business we have issued performance bonds to various state authorities that ensure payment of certain obligations. We have also issued a bond to protect our 401(k) retirement plan against losses caused by acts of fraud or dishonesty. The bonds have expiration dates in 2021 through the fourth quarter of 2022 and maximum potential future payments of $2.2 million. As of December 31, 2020, we were in compliance with all obligations to which the performance bonds pertain.

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of December 31, 2020 and 2019, we accrued $5.6 million and $2.5 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. The tax contingencies mentioned above relate to tax matters for which we are responsible in managing the audit. As of December 31, 2020 and 2019, we had an indemnification liability (including penalties and interest), in addition to the tax contingency above, of $1.6 million and $2.8 million, respectively, for our share of non-income based tax contingencies related to audits being managed by Exterran Corporation.

During the third quarter of 2020, we settled a certain sales and use tax audit for which we recorded a $12.4 million net benefit in our consolidated statements of operations. This net benefit was primarily reflected as decreases of $4.4 million and $7.9 million to cost of sales (excluding depreciation and amortization) and SG&A, respectively. We received a cash refund of $17.3 million in the fourth quarter of 2020 and have a $2.0 million accrued liability recorded as of December 31, 2020 related to this settlement.

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

27. Related Party Transactions

In connection with the closing of the Elite Acquisition, we issued 21.7 million shares of our common stock to JDH Capital, an affiliate of our customer Hilcorp. As long as JDH Capital, together with affiliates of Hilcorp, owns at least 7.5% of our outstanding common stock, it will have the right to designate one director to our Board of Directors. Jeffery D. Hildebrand, founder and executive chairman of Hilcorp, was appointed Director in August 2019 and served until his resignation on July 29, 2020, at which time Jason C. Rebrook, President of Hilcorp, was appointed Director to fill the resulting vacancy. Mr. Hildebrand did not receive and Mr. Rebrook receives no compensation for their role as Director. As of December 31, 2020, JDH Capital owned 14.2% of our outstanding common stock.

Revenue from Hilcorp and affiliates was $40.3 million, $31.4 million and $12.0 million during the years ended December 31, 2020, 2019 and 2018, respectively. Accounts receivable, net due from Hilcorp and affiliates was $3.9 million and $5.1 million as of December 31, 2020 and 2019, respectively.

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

No single customer accounted for 10% or more of our revenue during the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, Williams Partners accounted for 11% of our contract operations and aftermarket services revenue.

The following table presents revenue, gross margin and capital expenditures by segment during the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Contract	Aftermarket	Segments
	Operations	Services	Total	Other (1)	Total
2020
Revenue	$738,918	$136,052	$874,970	$—	$874,970
Gross margin	477,831	19,946	497,777	—	497,777
Capital expenditures	133,492	5,308	138,800	1,502	140,302

2019
Revenue	$771,539	$193,946	$965,485	$—	$965,485
Gross margin	474,279	34,968	509,247	—	509,247
Capital expenditures	374,650	8,714	383,364	1,834	385,198

2018
Revenue	$672,536	$231,905	$904,441	$—	$904,441
Gross margin	399,523	40,551	440,074	—	440,074
Capital expenditures	307,048	6,111	313,159	5,943	319,102
(1)	Corporate-related items.

The following table presents assets by segment reconciled to total assets per the consolidated balance sheets (in thousands):

	December 31,
	2020	2019
Contract operations	$2,593,864	$2,915,724
Aftermarket services	45,985	67,832
Segment assets	2,639,849	2,983,556
Other assets (1)	128,837	113,518
Assets associated with discontinued operations	11,036	12,901
Total assets	$2,779,722	$3,109,975
(1)	Corporate-related items.

The following table reconciles total gross margin to income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2020	2019	2018
Total gross margin	$497,777	$509,247	$440,074
Less:
Selling, general and administrative	105,100	117,727	101,563
Depreciation and amortization	193,138	188,084	174,946
Long-lived and other asset impairment	79,556	44,663	28,127
Goodwill impairment	99,830	—	—
Restatement and other charges	—	445	19
Restructuring charges	8,450	—	—
Interest expense	105,716	104,681	93,328
Debt extinguishment loss	3,971	3,653	2,450
Transaction-related costs	—	8,213	10,162
Gain on sale of assets, net	(10,643)	(16,016)	(5,674)
Other income, net	(1,359)	(661)	(157)
Income (loss) before income taxes	$(85,982)	$58,458	$35,310

29. Subsequent Events

February 2021 Disposition

On February 10, 2021, we completed the sale of certain contract operations customer service agreements and approximately 300 compressors, comprising approximately 40,000 horsepower, used to provide compression services under those agreements as well as other assets used to support the operations. We allocated customer-related and contract-based intangible assets based on a ratio of the horsepower sold relative to the total horsepower of the asset group. A gain on the sale of approximately $6.0 million will be recognized in the first quarter of 2021.

Amendment No. 3 to Credit Facility

On February 22, 2021, we amended our credit facility to, among other things:

●	reduce the aggregate revolving commitment from $1.25 billion to $750.0 million, and
●	increase the maximum Total Debt to EBITDA ratios and reduce the maximum Senior Secured Debt to EBITDA ratio, as defined in the credit facility agreement, to the following:

Senior Secured Debt to EBITDA	3.00 to 1.0
Total Debt to EBITDA
Through fiscal year 2022	5.75 to 1.0
January 1, 2023 through September 30, 2023	5.50 to 1.0
Thereafter (1)	5.25 to 1.0
(1)	Subject to a temporary increase to 5.50 to 1.0 for any quarter during which an acquisition satisfying certain thresholds is completed and for the two quarters immediately following such quarter.

We incurred approximately $1.8 million in transaction costs related to Amendment No. 3 during the first quarter of 2021.

ARCHROCK, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions(1)	Period
Allowance for credit losses applied to accounts receivable in the balance sheet
December 31, 2020	$2,210	$3,525	$2,365	$3,370
December 31, 2019	1,452	2,567	1,809	2,210
December 31, 2018	1,794	1,677	2,019	1,452
(1)	Primarily represents uncollectible accounts written off and, for 2020, the impact of the adoption of ASU 2016-13 on January 1, 2020.

S-1