Form 10-Q
period 2021-03-31
Archrock, Inc.
filed 2021-04-30
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Number of shares of the common stock of the registrant outstanding as of April 23, 2021: 154,054,006 shares.

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
ATM Agreement

Equity Distribution Agreement, dated February 23, 2021, entered into with Wells Fargo Securities, LLC and BofA Securities, Inc., as sales agents, relating to the at-the-market offer and sale of shares of our common stock from time to time

COVID-19	Coronavirus disease 2019
Credit Facility

$750.0 million asset-based revolving credit facility due November 2024, as governed by Amendment No. 3 to Credit Agreement, dated February 22, 2021, which amended that Credit Agreement, dated as of March 30, 2017

EBITDA	Earnings before interest, taxes, depreciation and amortization
Elite Acquisition	Transaction completed on August 1, 2019 whereby we acquired from Elite Compression Services, LLC substantially all of its assets and certain liabilities
ERP	Enterprise Resource Planning
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
February 2021 Disposition	Sale completed in February 2021 of certain contract operations customer service agreements, compressors and other assets
Financial Statements	Condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
GAAP	U.S. generally accepted accounting principles
Hilcorp	Hilcorp Energy Company
JDH Capital	JDH Capital Holdings, L.P.
July 2020 Disposition	Sale completed in July 2020 of the turbocharger business included within our aftermarket services segment
LIBOR	London Interbank Offered Rate
March 2020 Disposition	Sale completed in March 2020 of certain contract operations customer service agreements, compressors and other assets
OTC	Over-the-counter, as related to aftermarket services parts and components
ROU	Right-of-use, as related to the lease model under Accounting Standards Codification Topic 842 Leases
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our 2020 Form 10-K and those set forth from time to time in our filings with the SEC, which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCHROCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,933	$1,097
Accounts receivable, trade, net of allowance of $3,294 and $3,370, respectively	107,535	104,425
Inventory	66,024	63,670
Other current assets	12,818	12,819
Total current assets	188,310	182,011
Property, plant and equipment, net	2,342,076	2,389,674
Operating lease ROU assets	19,073	19,236
Intangible assets, net	57,369	61,531
Contract costs, net	25,638	29,216
Deferred tax assets	53,602	56,934
Other assets	25,733	30,084
Noncurrent assets associated with discontinued operations	10,730	11,036
Total assets	$2,722,531	$2,779,722

Liabilities and Equity
Current liabilities:
Accounts payable, trade	$35,190	$30,819
Accrued liabilities	96,444	76,993
Deferred revenue	3,099	3,880
Total current liabilities	134,733	111,692
Long-term debt	1,619,238	1,688,867
Operating lease liabilities	16,941	16,925
Deferred tax liabilities	696	725
Other liabilities	19,931	18,088
Noncurrent liabilities associated with discontinued operations	7,868	7,868
Total liabilities	1,799,407	1,844,165
Commitments and contingencies (Note 20)
Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 161,323,492 and 160,014,960 shares issued, respectively	1,613	1,600
Additional paid-in capital	3,430,910	3,424,624
Accumulated other comprehensive loss	(4,010)	(5,006)
Accumulated deficit	(2,419,974)	(2,401,988)
Treasury stock: 7,263,173 and 7,052,769 common shares, at cost, respectively	(85,415)	(83,673)
Total equity	923,124	935,557
Total liabilities and equity	$2,722,531	$2,779,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Contract operations	$166,034	$206,974
Aftermarket services	29,397	42,723
Total revenue	195,431	249,697
Cost of sales (excluding depreciation and amortization):
Contract operations	61,365	78,651
Aftermarket services	25,783	34,991
Total cost of sales (excluding depreciation and amortization)	87,148	113,642
Selling, general and administrative	25,084	30,626
Depreciation and amortization	45,712	49,822
Long-lived and other asset impairment	7,073	6,195
Goodwill impairment	—	99,830
Restructuring charges	897	1,728
Interest expense	31,245	29,665
Gain on sale of assets, net	(11,032)	(4,116)
Other income, net	(1,889)	(555)
Income (loss) before income taxes	11,193	(77,140)
Provision for (benefit from) income taxes	7,024	(15,953)
Net income (loss)	$4,169	$(61,187)

Basic and diluted net income (loss) per common share	$0.03	$(0.41)

Weighted average common shares outstanding:
Basic	151,425	150,550
Diluted	151,578	150,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$4,169	$(61,187)
Other comprehensive income (loss), net of tax:
Interest rate swap gain (loss), net of reclassifications to earnings	996	(5,786)
Total other comprehensive income (loss), net of tax	996	(5,786)
Comprehensive income (loss)	$5,165	$(66,973)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share and per share amounts)

(unaudited)

				Accumulated
	Common		Additional	Other		Treasury
	Stock		Paid-in	Comprehensive	Accumulated	Stock
	Amount	Shares	Capital	Loss	Deficit	Amount	Shares	Total
Balance at December 31, 2019	$1,587	158,636,918	$3,412,509	$(1,387)	$(2,244,877)	$(81,869)	(6,702,602)	$1,085,963
Treasury stock purchased						(799)	(90,594)	(799)
Cash dividends ($0.145 per common share)					(22,171)			(22,171)
Shares issued in ESPP	1	56,417	201					202
Stock-based compensation, net of forfeitures	10	1,063,163	3,074				(37,211)	3,084
Impact of ASU 2016-13 adoption					166			166
Comprehensive loss
Net loss					(61,187)			(61,187)
Interest rate swap loss, net of reclassifications to earnings				(5,786)				(5,786)
Balance at March 31, 2020	$1,598	159,756,498	$3,415,784	$(7,173)	$(2,328,069)	$(82,668)	(6,830,407)	$999,472

Balance at December 31, 2020	$1,600	160,014,960	$3,424,624	$(5,006)	$(2,401,988)	$(83,673)	(7,052,769)	$935,557
Treasury stock purchased						(1,742)	(184,393)	(1,742)
Cash dividends ($0.145 per common share)					(22,155)			(22,155)
Shares issued in ESPP	—	28,054	235					235
Stock-based compensation, net of forfeitures	9	923,330	2,654				(26,011)	2,663
Net proceeds from issuance of common stock	4	357,148	3,397					3,401
Comprehensive income
Net income					4,169			4,169
Interest rate swap gain, net of reclassifications to earnings				996				996
Balance at March 31, 2021	$1,613	161,323,492	$3,430,910	$(4,010)	$(2,419,974)	$(85,415)	(7,263,173)	$923,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$4,169	$(61,187)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,712	49,822
Long-lived and other asset impairment	7,073	6,195
Goodwill impairment	—	99,830
Inventory write-downs	218	282
Amortization of operating lease ROU assets	950	781
Amortization of deferred financing costs	6,264	1,533
Amortization of debt discount	—	187
Amortization of debt premium	(501)	—
Interest rate swaps	1,071	196
Stock-based compensation expense	2,663	3,006
Non-cash restructuring charges	—	61
Provision for credit losses	224	752
Gain on sale of assets, net	(5,037)	(944)
Gain on sale of business	(5,995)	(3,172)
Deferred income tax provision (benefit)	6,592	(15,966)
Amortization of contract costs	5,591	6,805
Deferred revenue recognized in earnings	(2,328)	(7,735)
Change in assets and liabilities:
Accounts receivable, trade	(4,108)	4,803
Inventory	(3,330)	1,068
Other assets	270	(439)
Contract costs, net	(2,283)	(5,537)
Accounts payable and other liabilities	18,881	12,936
Deferred revenue	1,397	5,783
Other	62	69
Net cash provided by operating activities	77,555	99,129
Cash flows from investing activities:
Capital expenditures	(11,539)	(71,946)
Proceeds from sale of business	18,168	24,179
Proceeds from sale of property, plant and equipment and other assets	9,114	2,543
Proceeds from insurance and other settlements	775	1,083
Net cash provided by (used in) investing activities	16,518	(44,141)
Cash flows from financing activities:
Borrowings of long-term debt	159,751	227,500
Repayments of long-term debt	(229,251)	(259,500)
Payments for debt issuance costs	(2,401)	(596)
Payments for settlement of interest rate swaps that include financing elements	(1,075)	(88)
Dividends paid to stockholders	(22,155)	(22,171)
Net proceeds from issuance of common stock	3,401	—
Proceeds from stock issued under ESPP	235	202
Purchases of treasury stock	(1,742)	(799)
Net cash used in financing activities	(93,237)	(55,452)
Net increase (decrease) in cash and cash equivalents	836	(464)
Cash and cash equivalents, beginning of period	1,097	3,685
Cash and cash equivalents, end of period	$1,933	$3,221

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with GAAP and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our 2020 Form 10-K, which contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Recent Accounting Developments

Accounting Standards Updates Not Yet Implemented

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. Entities may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. Modifications to our interest rate swap and Credit Facility agreements during the effective period of this amendment will be assessed and if the modifications meet the criteria for the optional expedients and exceptions, we intend to adopt ASU 2020-04 and apply the amendments as applicable. We evaluated Amendment No. 3 to our Credit Facility and determined that ASU 2020-04 was not applicable.

3. Business Transactions

February 2021 Disposition

On February 10, 2021, we completed the sale of certain contract operations customer service agreements and approximately 300 compressors, comprising approximately 40,000 horsepower, used to provide compression services under those agreements as well as other assets used to support the operations. We allocated customer-related and contract-based intangible assets based on a ratio of the horsepower sold relative to the total horsepower of the asset group. We recorded a gain on the sale of $6.0 million in gain on sale of assets, net in our condensed consolidated statements of operations during the three months ended March 31, 2021.

July 2020 Disposition

In July 2020, we completed the sale of the turbocharger business included within our aftermarket services segment. In connection with the sale, we entered into a supply agreement to purchase a minimum amount of turbocharger goods and services over a two-year term. In addition to cash of $9.5 million received upon closing, an additional $3.0 million is due on the first anniversary of the closing date and $3.5 million will be received through the purchase of turbocharger goods and services under the supply agreement. We received cash proceeds of $0.9 million and $1.6 million under the supply agreement during the three and nine months ended March 31, 2021, respectively.

March 2020 Disposition

In March 2020, we completed the sale of certain contract operations customer service agreements and approximately 200 compressors, comprising approximately 35,000 horsepower, used to provide compression services under those agreements as well as other assets used to support the operations. We allocated customer-related and contract-based intangible assets and goodwill based on a ratio of the horsepower sold relative to the total horsepower of the asset group. We recognized a gain on the sale of $3.2 million in gain on sale of assets, net in our condensed consolidated statements of operations during the three months ended March 31, 2020.

4. Discontinued Operations

In 2015 we completed the Spin-off. In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation, including a tax matters agreement, which governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to certain tax matters.

As of each of March 31, 2021 and December 31, 2020, we had $7.9 million of unrecognized tax benefits (including interest and penalties) related to Exterran Corporation operations prior to the Spin-off recorded to noncurrent liabilities associated with discontinued operations in our condensed consolidated balance sheets. We had an offsetting indemnification asset of $7.9 million related to these unrecognized tax benefits recorded to noncurrent assets associated with discontinued operations as of each of March 31, 2021 and December 31, 2020.

The following table presents the balance sheets for our discontinued operations:

(in thousands)	March 31, 2021	December 31, 2020
Other assets	$7,868	$7,868
Deferred tax assets	2,862	3,168
Total assets associated with discontinued operations	$10,730	$11,036

Deferred tax liabilities	$7,868	$7,868
Total liabilities associated with discontinued operations	$7,868	$7,868

5. Inventory

(in thousands)	March 31, 2021	December 31, 2020
Parts and supplies	$58,666	$57,433
Work in progress	7,358	6,237
Inventory	$66,024	$63,670

6. Property, Plant and Equipment, net

(in thousands)	March 31, 2021	December 31, 2020
Compression equipment, facilities and other fleet assets	$3,387,464	$3,439,432
Land and buildings	44,644	45,167
Transportation and shop equipment	104,155	106,868
Computer hardware and software	84,680	84,680
Other	17,707	14,457
Property, plant and equipment	3,638,650	3,690,604
Accumulated depreciation	(1,296,574)	(1,300,930)
Property, plant and equipment, net	$2,342,076	$2,389,674

7. Goodwill

Our goodwill was recognized in connection with the Elite Acquisition and represents the excess of consideration transferred over the fair value of the assets and liabilities acquired. All of the goodwill was allocated to our contract operations reporting unit. We review the carrying amount of our goodwill in the fourth quarter of every year, or whenever indicators of potential impairment exist, to determine if the carrying amount of our contract operations reporting unit exceeds its fair value, including the goodwill. Beginning in the first quarter of 2020, the COVID-19 pandemic caused a significant deterioration in global macroeconomic conditions, including a collapse in the demand for oil coupled with an oversupply of oil, which commenced substantial spending cuts by our customers and a decline in production. This global response to the pandemic significantly impacted our market capitalization and estimates of future revenues and cash flows, which triggered the need to perform a quantitative test of the fair value of our contract operations reporting unit as of March 31, 2020. The quantitative test determined that the carrying amount of our contract operations reporting unit exceeded its fair value and we recorded a goodwill impairment loss of $99.8 million during the three months ended March 31, 2020.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions, which have a significant impact on the fair value determined. We determined the fair value of our reporting unit using an equal weighting of both the expected present value of future cash flows and a market approach. The present value of future cash flows was estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the earnings before interest expense, provision for income taxes and depreciation and amortization expense of comparable peer companies. Significant estimates for our reporting unit included in our impairment analysis were our cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples.

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

As of March 31, 2021 and December 31, 2020, we had $8.4 million and $7.7 million, respectively, of capitalized implementation costs related to our hosting arrangements that are service contracts included in other assets in our condensed consolidated balance sheets. Accumulated amortization was $0.4 million and $0.3 million at March 31, 2021 and December 31, 2020, respectively. We recorded $0.1 million of amortization expense to SG&A in our condensed consolidated statements of operations during each of the three months ended March 31, 2021 and 2020.

9. Long-Term Debt

(in thousands)	March 31, 2021	December 31, 2020
Credit Facility	$323,500	$393,000

2028 Notes
Principal	800,000	800,000
Debt premium, net of amortization	14,040	14,541
Deferred financing costs, net of amortization	(11,669)	(11,766)
	802,371	802,775

2027 Notes
Principal	500,000	500,000
Deferred financing costs, net of amortization	(6,633)	(6,908)
	493,367	493,092

Long-term debt	$1,619,238	$1,688,867

Credit Facility

As of March 31, 2021, there were $12.4 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.4%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 2.6% and 2.7% at March 31, 2021 and December 31, 2020, respectively. We incurred $0.6 million and $0.7 million in commitment fees on the daily unused amount of the Credit Facility during the three months ended March 31, 2021 and 2020, respectively.

We must maintain certain consolidated financial ratios as defined in our Credit Facility agreement (see below). As of March 31, 2021, the ratio requirements did not constrain our undrawn capacity and as such, $414.1 million was available for additional borrowings. As of March 31, 2021, we were in compliance with all covenants under the Credit Facility agreement.

Amendment No. 3

On February 22, 2021, we amended our Credit Facility to, among other things:

●	reduce the aggregate revolving commitment from $1.25 billion to $750.0 million, and
●	adjust the maximum Senior Secured Debt to EBITDA and Total Debt to EBITDA ratios, as defined in the Credit Facility agreement, to the following:

Senior Secured Debt to EBITDA	3.00 to 1.0
Total Debt to EBITDA
Through fiscal year 2022	5.75 to 1.0
January 1, 2023 through September 30, 2023	5.50 to 1.0
Thereafter (1)	5.25 to 1.0
(1)	Subject to a temporary increase to 5.50 to 1.0 for any quarter during which an acquisition satisfying certain thresholds is completed and for the two quarters immediately following such quarter.

We incurred $1.8 million in transaction costs related to Amendment No. 3, which were included in other assets in our condensed consolidated balance sheets and are being amortized over the remaining term of the Credit Facility. In addition, we wrote off $4.9 million of unamortized deferred financing costs as a result of the amendment, which was recorded to interest expense in our condensed consolidated statements of operations.

10. Accumulated Other Comprehensive Loss

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of changes in the fair value of our interest rate swap derivative instruments, net of tax, which are designated as cash flow hedges.

The following table presents the changes in accumulated other comprehensive loss of our derivative cash flow hedges, net of tax:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Beginning accumulated other comprehensive loss	$(5,006)	$(1,387)
Loss recognized in other comprehensive income (loss), net of tax benefit of $2 and $1,590, respectively	(8)	(5,983)
Loss reclassified from accumulated other comprehensive loss to interest expense, net of tax benefit of $267 and $51, respectively	1,004	197
Other comprehensive income (loss)	996	(5,786)
Ending accumulated other comprehensive loss	$(4,010)	$(7,173)

See Note 17 (“Derivatives”) for further details on our interest rate swap derivative instruments.

11. Equity

At-the-Market Continuous Equity Offering Program

On February 23, 2021, we entered into the ATM Agreement, pursuant to which we may offer and sell shares of our common stock from time to time for an aggregate offering price of up to $50.0 million. We intend to use the net proceeds of these offerings, after deducting sales agent fees and offering expenses, for general corporate purposes. Offerings of common stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all shares of common stock subject to the ATM Agreement or (ii) the termination of the ATM Agreement by us or by each of the sales agents. Any sales agent may also terminate the ATM Agreement but only with respect to itself.

During the three months ended March 31, 2021, we sold 357,148 shares of common stock for net proceeds of $3.4 million pursuant to the ATM Agreement.

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2021 and 2020:

	Declared Dividends	Dividends Paid
	per Common Share	(in thousands)
2021
Q1	$0.145	$22,155

2020
Q4	$0.145	$22,177
Q3	0.145	22,308
Q2	0.145	22,176
Q1	0.145	22,171

On April 28, 2021, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock to be paid on May 17, 2021 to stockholders of record at the close of business on May 10, 2021.

12. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers by segment (see Note 22 (“Segments”)) and disaggregated by revenue source:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Contract operations:
0 ― 1,000 horsepower per unit	$46,919	$66,740
1,001 ― 1,500 horsepower per unit	68,464	84,852
Over 1,500 horsepower per unit	50,403	54,591
Other (1)	248	791
Total contract operations (2)	166,034	206,974

Aftermarket services:
Services	16,892	25,450
OTC parts and components sales	12,505	17,273
Total aftermarket services (3)	29,397	42,723

Total revenue	$195,431	$249,697
(1)	Primarily relates to fees associated with owned non-compression equipment.
(2)	Includes $1.0 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3)	All service revenue within aftermarket services is recognized over time. All OTC parts and components sales revenue is recognized at a point in time.

Performance Obligations

As of March 31, 2021, we had $311.6 million of remaining performance obligations related to our contract operations segment, which will be recognized through 2025 as follows:

(in thousands)	2021	2022	2023	2024	2025	Total
Remaining performance obligations	$205,343	$89,252	$15,014	$1,860	$168	$311,637

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Contract Assets and Liabilities

Contract Assets

As of March 31, 2021 and December 31, 2020, our receivables from contracts with customers, net of allowance for credit losses, were $99.4 million and $95.6 million, respectively.

Allowance for Credit Losses

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

Due to the short-term nature of our trade receivables, we consider the amortized cost to be the same as the carrying amount of the receivable, excluding the allowance for credit losses. We recognize an allowance for credit losses when a receivable is recorded, even when the risk of loss is remote. We utilize an aging schedule to determine our allowance for credit losses and measure expected credit losses on a collective (pool) basis when similar risk characteristics exist. We rely primarily on ratings assigned by external rating agencies and credit monitoring services to assess credit risk and aggregate customers first by low, medium or high risk asset pools, and then by delinquency status. We also consider the internal risk associated with geographic location and the services we provide to the customer when determining asset pools. If a customer does not share similar risk characteristics with other customers, we evaluate the customer’s outstanding trade receivables for expected credit losses on an individual basis. Trade receivables evaluated individually are not included in our collective assessment. Each reporting period, we reassess our customers’ risk profiles and determine the appropriate asset pool classification, or perform individual assessments of expected credit losses, based on the customers’ risk characteristics at the reporting date.

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

Our allowance for credit losses balance changed as follows during the three months ended March 31, 2021:

(in thousands)
Balance at December 31, 2020	$3,370
Provision for credit losses	224
Write-offs charged against allowance	(300)
Balance at March 31, 2021	$3,294

Contract Liabilities

Freight billings to customers for the transport of compression assets, customer-specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. As of March 31, 2021 and December 31, 2020, our contract liabilities were $3.6 million and $4.6 million, respectively, which were included in deferred revenue and other liabilities in our condensed consolidated balance sheets. The decrease in the contract liability balance during the three months ended March 31, 2021 was primarily due to $2.3 million recognized as revenue during the period, partially offset by revenue deferral of $1.4 million, each primarily related to freight billings and milestone billings on aftermarket services.

13. Long-Lived and Other Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressors from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

In the first quarter of 2020, we determined that the impairment of our contract operations reporting unit’s goodwill was an indicator of potential impairment of the carrying amount of our long-lived assets, including our compressor fleet and associated customer and contract-based intangible assets. Accordingly, we performed a quantitative impairment test of our long-lived assets, by which we determined that they were not also impaired. No similar impairment has been indicated subsequent to the first quarter of 2020.

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

The following table presents the results of our compression fleet impairment review as recorded to our contract operations segment:

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020
Idle compressors retired from the active fleet	70	85
Horsepower of idle compressors retired from the active fleet	24,000	23,000
Impairment recorded on idle compressors retired from the active fleet	$7,012	$6,195

14. Restructuring Charges

During the first quarter of 2020, we completed restructuring activities to further streamline our organization and more fully align our teams to improve our customer service and profitability. We incurred severance costs of $1.7 million related to these activities during the three months ended March 31, 2020. No additional costs will be incurred for this organizational restructuring.

In response to the decreased activity level of our customers that resulted from the COVID-19 pandemic beginning in the second quarter of 2020, we have incurred severance costs of $6.1 million to right-size our business. We are not currently able to estimate the total amount of restructuring costs to be incurred as a result of the COVID-19 pandemic, as the magnitude and duration of the pandemic and its impact on our operations remain difficult to predict.

During the third quarter of 2020, a plan to dispose of certain non-core properties was approved by management. We have incurred $1.5 million of restructuring costs as a result of our property disposals and do not expect to incur additional material property disposal costs under this restructuring plan.

The severance and property disposal costs incurred under the above restructuring plans were recorded to restructuring charges in our condensed consolidated statements of operations.

The following table presents restructuring charges incurred by segment:

	Contract	Aftermarket
(in thousands)	Operations	Services	Other (1)	Total
Three months ended March 31, 2021
Pandemic restructuring	$279	$24	$585	$888
Property restructuring	—	—	9	9
Total restructuring charges	$279	$24	$594	$897

Three months ended March 31, 2020
Organizational restructuring	$478	$625	$625	$1,728
(1)	Represents expense incurred within our corporate function and not directly attributable to our segments.

The following table presents restructuring charges incurred by cost type:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Severance costs
Organizational restructuring	$—	$1,728
Pandemic restructuring	888	—
Total severance costs	888	1,728
Impairment - property restructuring	9	—
Total restructuring charges	$897	$1,728

15. Income Taxes

Valuation Allowance

The amount of our deferred tax assets considered realizable could be adjusted if projections of future taxable income are reduced or objective negative evidence in the form of a three-year cumulative loss is present or both. Should we no longer have a level of sustained profitability, excluding nonrecurring charges, we will have to rely more on our future projections of taxable income to determine if we have an adequate source of taxable income for the realization of our deferred tax assets, namely net operating loss carryforwards and tax credit carryforwards. This may result in the need to record a valuation allowance against all or a portion of our deferred tax assets.

Effective Tax Rate

The year-to-date effective tax rate for the three months ended March 31, 2021 differed significantly from our statutory rate primarily due to unrecognized tax benefits and the limitation on executive compensation.

Unrecognized Tax Benefits

As of March 31, 2021, we believe it is reasonably possible that $2.7 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to March 31, 2022 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

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

The following table shows the calculation for net income (loss) attributable to common stockholders, which is used in the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Net income (loss)	$4,169	$(61,187)
Less: Earnings attributable to participating securities	(168)	(322)
Net income (loss) attributable to common stockholders	$4,001	$(61,509)

The following table shows the potential shares of common stock that were included in computing diluted net income (loss) per common share:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Weighted average common shares outstanding including participating securities	153,004	152,601
Less: Weighted average participating securities outstanding	(1,579)	(2,051)
Weighted average common shares outstanding used in basic net income (loss) per common share	151,425	150,550
Net dilutive potential common shares issuable:
On exercise of options and vesting of performance-based restricted stock units	149	—
On settlement of ESPP shares	4	—
Weighted average common shares outstanding used in diluted net income (loss) per common share	151,578	150,550

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income (loss) per common share as their inclusion would have been anti-dilutive:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
On exercise of options where exercise price is greater than average market value for the period	44	126
On exercise of options and vesting of performance-based restricted stock units	—	57
On settlement of ESPP shares	—	29
Net dilutive potential common shares issuable	44	212

17. Derivatives

We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes.

As of March 31, 2021, we had $300.0 million notional value of interest rate swaps outstanding, which expire in March 2022 and were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. The counterparties to these derivative agreements are major financial institutions. We monitor the credit quality of these financial institutions and do not expect nonperformance by any counterparty, although such nonperformance could have a material adverse effect on us. We have no collateral posted for our derivative instruments.

We have designated our interest rate swaps as cash flow hedging instruments. Changes in the fair value of cash flow hedging instruments are recognized as a component of other comprehensive income (loss) until the hedged transaction affects earnings. At that time, amounts are reclassified into earnings to interest expense, the same statement of operations line item to which the earnings effect of the hedged item is recorded. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions unless the derivative contract contains a significant financing element, in which case, the cash settlements for these derivatives are classified as cash flows from financing activities.

We expect the hedging relationship to be highly effective as the interest rate swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate. We estimate that $4.8 million of the deferred pre-tax loss attributable to interest rate swaps included in accumulated other comprehensive loss at March 31, 2021 will be reclassified into earnings as interest expense at then-current values during the next 12 months as the underlying hedged transactions occur.

As of March 31, 2021, the weighted average effective fixed interest rate of our interest rate swaps was 1.8%.

The following table presents the effect of our derivative instruments designated as cash flow hedging instruments on our condensed consolidated balance sheets:

(in thousands)	March 31, 2021	December 31, 2020
Accrued liabilities	$4,771	$4,810
Other liabilities	305	1,527
Total derivative liabilities	$5,076	$6,337

The following table presents the effect of our derivative instruments designated as cash flow hedging instruments on our condensed consolidated statements of operations:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Pre-tax loss recognized in other comprehensive income (loss)	$(10)	$(7,573)
Pre-tax loss reclassified from accumulated other comprehensive loss into interest expense	(1,271)	(248)
Total amount of interest expense in which the effects of cash flow hedges are recorded	31,245	29,665

See Note 10 (“Accumulated Other Comprehensive Loss”) and Note 18 (“Fair Value Measurements”) for further details on our derivative instruments.

18. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a quarterly basis, our interest rate swap derivative instruments are valued based on the income approach (discounted cash flow) using market observable inputs, including LIBOR forward curves. These fair value measurements are classified as Level 2. The following table presents our derivative position measured at fair value on a recurring basis, with pricing levels as of the date of valuation:

(in thousands)	March 31, 2021	December 31, 2020
Derivative liability	$5,076	$6,337

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

Compressors

During the three months ended March 31, 2021, we recorded nonrecurring fair value measurements related to our idle and previously-culled compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. The following table presents the fair value of our compressors impaired during 2021 and 2020:

(in thousands)	March 31, 2021	December 31, 2020
Impaired compressors	$3,318	$19,046

The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compressors being measured. Additional quantitative information related to our significant unobservable inputs follows:

	Range	Weighted Average (1)
Estimated net sale proceeds:
As of March 31, 2021	$0 - $289 per horsepower	$17 per horsepower
As of December 31, 2020	$0 - $289 per horsepower	$20 per horsepower
(1)	Calculated based on an estimated discount for market liquidity of 79% and 81% as of March 31, 2021 and December 31, 2020, respectively.

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

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

(in thousands)	March 31, 2021	December 31, 2020
Carrying amount of fixed rate debt (1)	$1,295,738	$1,295,867
Fair value of fixed rate debt	1,337,000	1,371,000
(1)	Carrying amounts are shown net of unamortized debt premium and unamortized deferred financing costs. See Note 9 (“Long-Term Debt”).

19. Stock-Based Compensation

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Equity awards	$2,663	$3,006
Liability awards	586	(548)
Total stock-based compensation expense	$3,249	$2,458

The following table presents the activity of our stock-settled restricted stock awards, restricted stock units and performance-based restricted stock units and our cash-settled performance-based restricted stock units during the three months ended March 31, 2021:

		Weighted
		Average
		Grant Date
		Fair Value
(shares in thousands)	Shares	Per Share
Non-vested awards, December 31, 2020	2,446	$9.69
Granted	1,279	11.22
Vested	(594)	9.30
Canceled	(26)	9.80
Non-vested awards, March 31, 2021 (1)	3,105	10.39
(1)	Non-vested awards as of March 31, 2021 are comprised of 611,000 cash-settled units and 2,494,000 stock-settled awards and units.

As of March 31, 2021, we expect $24.0 million of unrecognized compensation cost related to our non-vested awards and units to be recognized over the weighted average period of 2.2 years.

20. Commitments and Contingencies

Performance Bonds

In the normal course of business we have issued performance bonds to various state authorities that ensure payment of certain obligations. We have also issued a bond to protect our 401(k) retirement plan against losses caused by acts of fraud or dishonesty. The bonds have expiration dates in 2021 through the fourth quarter of 2022, and maximum potential future payments of $2.2 million. As of March 31, 2021, we were in compliance with all obligations to which the performance bonds pertain.

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of March 31, 2021 and December 31, 2020, we accrued $5.4 million and $5.6 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. The tax contingencies mentioned above relate to tax matters for which we are responsible in managing the audit. As of December 31, 2020, we had an indemnification liability (including penalties and interest), in addition to the tax contingency above, of $1.6 million for our share of non-income-based tax contingencies related to audits being managed by Exterran Corporation. During the three months ended March 31, 2021, these audits were settled and our indemnification liability was reduced to zero.

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

21. Related Party Transactions

In connection with the closing of the Elite Acquisition, we issued 21.7 million shares of our common stock to JDH Capital, an affiliate of our customer Hilcorp. As long as JDH Capital, together with affiliates of Hilcorp, owns at least 7.5% of our outstanding common stock, it will have the right to designate one director to our Board of Directors. As of March 31, 2021, JDH Capital owned 11.4% of our outstanding common stock.

Jeffery D. Hildebrand, founder and executive chairman of Hilcorp, was appointed Director in August 2019 and served until his resignation on July 29, 2020, at which time Jason C. Rebrook, President of Hilcorp, was appointed Director to fill the resulting vacancy. Mr. Hildebrand did not receive compensation in his role as Director and Mr. Rebrook received no compensation in his role as Director in 2020. In December 2020, the Board of Directors voted to approve the payment of Director cash and equity compensation to Mr. Rebrook beginning in 2021.

Revenue from Hilcorp and affiliates was $9.5 million and $10.7 million during the three months ended March 31, 2021 and 2020, respectively. Accounts receivable, net due from Hilcorp and affiliates was $7.1 million and $3.9 million as of March 31, 2021 and December 31, 2020, respectively.

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

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes only sales to external customers.

	Contract	Aftermarket
(in thousands)	Operations	Services	Total
Three months ended March 31, 2021
Revenue	$166,034	$29,397	$195,431
Gross margin	104,669	3,614	108,283

Three months ended March 31, 2020
Revenue	$206,974	$42,723	$249,697
Gross margin	128,323	7,732	136,055

The following table reconciles total gross margin to income (loss) before income taxes:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Total gross margin	$108,283	$136,055
Less:
Selling, general and administrative	25,084	30,626
Depreciation and amortization	45,712	49,822
Long-lived and other asset impairment	7,073	6,195
Goodwill impairment	—	99,830
Restructuring charges	897	1,728
Interest expense	31,245	29,665
Gain on sale of assets, net	(11,032)	(4,116)
Other income, net	(1,889)	(555)
Income (loss) before income taxes	$11,193	$(77,140)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and in conjunction with our 2020 Form 10-K.

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

Recent Business Developments

February 2021 Disposition

On February 10, 2021, we completed the sale of certain contract operations customer service agreements and approximately 300 compressors, comprising approximately 40,000 horsepower, used to provide compression services under those agreements as well as other assets used to support the operations. We recorded a gain on the sale of $6.0 million during the three months ended March 31, 2021. See Note 3 (“Business Transactions”) to our Financial Statements for further details of this transaction.

COVID-19 Pandemic

Beginning in the first quarter of 2020, the COVID-19 pandemic caused a deterioration in global macroeconomic conditions, including a collapse in the demand for natural gas and crude oil coupled with an oversupply of crude oil, which led to substantial spending cuts by our customers and a decline in natural gas and crude oil production. This global response to the pandemic has adversely impacted our revenue and cash flows. Though demand has shown modest improvement since the lows reached in the second quarter of 2020 as economies have reopened and vaccine rollout is underway globally, the potential for additional surges and variants of the disease remains and as such, uncertainty still exists around the timing and magnitude of a full economic recovery.

The key driver of our business is the production of U.S. natural gas and crude oil. Changes in natural gas and crude oil production spending therefore typically result in changes in demand for our services. According to the U.S. Energy Information Administration’s April 2021 Short-Term Energy Outlook, U.S. dry natural gas and crude oil production is expected to be flat and decline 2%, respectively, in 2021 as producers limit drilling and completion activity to achieve maintenance levels of production and cash flows in the course of the COVID-19 pandemic. U.S. production of both commodities is expected to increase in 2022 at a rate of 2% for dry natural gas and 7% for crude oil.

Our customers substantially cut spending and activity beginning in the second quarter of 2020 as a result of the significant declines in natural gas and crude oil prices and demand. Our horsepower, utilization and revenue have experienced declines and are expected to remain at lower levels into 2021 as compared to the first quarter of 2020 and periods prior in both our contract operations and aftermarket services businesses. However, U.S. onshore activity is on the rise, which we expect will provide prospects for growth in our businesses in the second half of 2021. During this uncertain time, we continue to execute on the plan implemented in the second quarter of 2020 to reduce our annual operating, corporate and capital costs.

The impact of the COVID-19 pandemic on our results is primarily visible in the $99.8 million non-cash impairment of goodwill and the impairment’s resulting $22.7 million tax benefit in the first quarter of 2020. Revenue, cost of sales and SG&A were also significantly impacted in the first quarter of 2021 as compared to the first quarter of 2020. See “Financial Results of Operations” below and Note 7 (“Goodwill”) to our Financial Statements for further discussion.

Operating Highlights

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Total available horsepower (at period end)(1)	4,067	4,386
Total operating horsepower (at period end)(2)	3,329	3,883
Average operating horsepower	3,360	3,914
Horsepower utilization:
Spot (at period end)	82%	89%
Average	82%	89%
(1)	Defined as idle and operating horsepower. New compressors completed by a third party manufacturer that have been delivered to us are included in the fleet.
(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

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

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of SG&A, depreciation and amortization, impairments, restructuring charges, interest expense, (gain) loss on sale of assets, net, other (income) loss, net and provision for (benefit from) income taxes. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income (loss) to gross margin:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Net income (loss)	$4,169	$(61,187)
Selling, general and administrative	25,084	30,626
Depreciation and amortization	45,712	49,822
Long-lived and other asset impairment	7,073	6,195
Goodwill impairment	—	99,830
Restructuring charges	897	1,728
Interest expense	31,245	29,665
Gain on sale of assets, net	(11,032)	(4,116)
Other income, net	(1,889)	(555)
Provision for (benefit from) income taxes	7,024	(15,953)
Gross margin	$108,283	$136,055

Financial Results of Operations: Summary of Results

Revenue

Revenue was $195.4 million and $249.7 million during the three months ended March 31, 2021 and 2020, respectively. The decrease in revenue was due to decreases in revenue from our contract operations and aftermarket services businesses. See “Contract Operations” and “Aftermarket Services” below for further details.

Net income (loss)

We had net income of $4.2 million and a net loss of $61.2 million during the three months ended March 31, 2021 and 2020, respectively. The change from net loss to net income was primarily driven by decreases in goodwill impairment, SG&A and depreciation and amortization as well as an increase in gain on sale of assets, net. These changes were partially offset by decreases in gross margin from our contract operations and aftermarket services businesses and a change from a benefit from to a provision for income taxes.

Financial Results of Operations: Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Contract Operations

	Three Months Ended
	March 31,		Increase
(dollars in thousands)	2021	2020	(Decrease)
Revenue	$166,034	$206,974	(20)%
Cost of sales (excluding depreciation and amortization)	61,365	78,651	(22)%
Gross margin	$104,669	$128,323	(18)%
Gross margin percentage (1)	63%	62%	1%
(1)	Defined as gross margin divided by revenue.

Revenue decreased primarily due to returns of horsepower and a decrease in contract operations rates amidst the market downturn, as well as the strategic disposition of horsepower in 2020.

Gross margin also decreased due to this decrease in revenue, however, the decline was partially mitigated through aggressive cost control actions and the corresponding, and larger, decrease in cost of sales. Cost of sales benefited from the lower operating horsepower discussed above, which resulted in decreased maintenance, lube oil and mobilization expense. In addition, execution of the cost savings plan implemented in response to the COVID-19 pandemic drove a further reduction in operating costs.

Aftermarket Services

	Three Months Ended
	March 31,		Increase
(dollars in thousands)	2021	2020	(Decrease)
Revenue	$29,397	$42,723	(31)%
Cost of sales (excluding depreciation and amortization)	25,783	34,991	(26)%
Gross margin	$3,614	$7,732	(53)%
Gross margin percentage	12%	18%	(6)%

Revenue decreased due to decreases in service activities and parts sales, which were primarily driven by reduced customer demand and customer deferral of maintenance activities amidst the market downturn, reduced customer activity levels as a result of severe winter weather in the first quarter of 2021 and the impact of the sale of our turbocharger business in July 2020.

Gross margin also decreased due to this decrease in revenue, but benefited from a decrease in cost of sales, which was driven by the same decreases in service activities and parts sales discussed above. The decrease in gross margin percentage was largely due to pricing pressure as a result of the market decline.

Costs and Expenses

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Selling, general and administrative	$25,084	$30,626
Depreciation and amortization	45,712	49,822
Long-lived and other asset impairment	7,073	6,195
Goodwill impairment	—	99,830
Restructuring charges	897	1,728
Interest expense	31,245	29,665
Gain on sale of assets, net	(11,032)	(4,116)
Other income, net	(1,889)	(555)

Selling, general and administrative. The decrease in SG&A was primarily due to a $1.9 million decrease in sales and use tax, a $1.2 million decrease in compensation and benefits, a $0.8 million decrease in employee travel and meeting expenses, a $0.5 million decrease in bad debt expense and a $0.5 million decrease in costs related to our process and technology transformation project.

Depreciation and amortization. The decrease in depreciation and amortization expense was primarily due to a decrease in depreciation expense resulting from assets reaching the end of their depreciable lives as well as the impact of compression asset impairments and sales during 2020, partially offset by an increase in depreciation expense associated with fixed asset additions during 2020.

Long-lived and other asset impairment. We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluate for impairment idle units that have been culled from our compression fleet in prior years and are available for sale. See Note 13 (“Long-Lived and Other Asset Impairment”) to our Financial Statements for further details. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020
Idle compressors retired from the active fleet	70	85
Horsepower of idle compressors retired from the active fleet	24,000	23,000
Impairment recorded on idle compressors retired from the active fleet	$7,012	$6,195

Goodwill impairment. During the three months ended March 31, 2020, we recorded $99.8 million of goodwill impairment due to the decline in the fair value of our contract operations reporting unit. See Note 7 (“Goodwill”) to our Financial Statements for further details.

Restructuring charges. We recorded $0.9 million and $1.7 million of restructuring charges related to restructuring activities during the three months ended March 31, 2021 and 2020, respectively. See Note 14 (“Restructuring Charges”) to our Financial Statements for further details.

Interest expense. The increase in interest expense was primarily due to the $4.9 million write-off of unamortized deferred financing costs related to Amendment No. 3, partially offset by a decrease in expense that was driven by decreases in the average outstanding balance of long-term debt and the weighted average effective interest rate.

Gain on sale of assets, net. The increase in gain on sale of assets, net was primarily due to a $6.0 million gain on the February 2021 Disposition and a $4.3 million gain recognized on other compression asset sales during the three months ended March 31, 2021, compared to a $3.2 million gain on the March 2020 Disposition during the three months ended March 31, 2020. See Note 3 (“Business Transactions”) to our Financial Statements for further details of these sales.

Other income, net. The increase in other income, net was primarily due to a $0.7 million decrease in indemnification expense remitted pursuant to our tax matters agreement with Exterran Corporation, income of $0.3 million related to compressor parts recycling during 2021 and income of $0.3 million related to equipment damaged at a customer site.

Provision for (Benefit from) Income Taxes

	Three Months Ended
	March 31,		Increase
(dollars in thousands)	2021	2020	(Decrease)
Provision for (benefit from) income taxes	$7,024	$(15,953)	(144)%
Effective tax rate	63%	21%	42%

The change from a benefit from to a provision for income taxes was primarily due to the tax effect of the increase in book income during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Liquidity and Capital Resources

Capital Requirements

Our contract operations business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital spending is primarily dependent on the demand for our contract operations services and the availability of the type of compression equipment required for us to provide those contract operations services to our customers. Our capital requirements have primarily consisted of, and we anticipate will continue to consist of, the following:

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

Maintenance capital expenditures are related to major overhauls or significant components of a compression package such as the engine, compressor and cooler, which return the components to a like-new condition but do not modify the application for which the compression package was designed.

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

Financial Resources

Overview

Our ability to fund operations, finance capital expenditures and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under our Credit Facility. Our cash flow is affected by numerous factors including prices and demand for our services, oil and natural gas exploration and production spending, conditions in the financial markets and other factors. Beginning in the first quarter of 2020, the COVID-19 pandemic caused a deterioration in global macroeconomic conditions, which has adversely impacted our estimates of future revenues and cash flows. However, we have no near-term maturities and believe that our operating cash flows and borrowings under the Credit Facility will be sufficient to meet our future liquidity needs.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Credit Facility

During the three months ended March 31, 2021 and 2020, the Credit Facility had an average daily balance of $354.8 million and $508.4 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 2.6% and 2.7% at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, there were $12.4 million letters of credit outstanding under the Credit Facility.

We must maintain certain consolidated financial ratios as defined in our Credit Facility agreement (see below). As of March 31, 2021, the ratio requirements did not constrain our undrawn capacity and as such, $414.1 million was available for additional borrowings. As of March 31, 2021, we were in compliance with all covenants under the Credit Facility agreement.

Amendment No. 3. On February 22, 2021, we amended our Credit Facility to, among other things:

●	reduce the aggregate revolving commitment from $1.25 billion to $750.0 million, and
●	adjust the maximum Senior Secured Debt to EBITDA and Total Debt to EBITDA ratios, as defined in the Credit Facility agreement, to the following:

Senior Secured Debt to EBITDA	3.00 to 1.0
Total Debt to EBITDA
Through fiscal year 2022	5.75 to 1.0
January 1, 2023 through September 30, 2023	5.50 to 1.0
Thereafter (1)	5.25 to 1.0
(1)	Subject to a temporary increase to 5.50 to 1.0 for any quarter during which an acquisition satisfying certain thresholds is completed and for the two quarters immediately following such quarter.

See Note 9 (“Long-Term Debt”) to our Financial Statements for further details on Amendment No. 3.

At-the-Market Continuous Equity Offering Program

On February 23, 2021, we entered into the ATM Agreement whereby we may sell from time to time shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds of these offerings for general corporate purposes. During the three months ended March 31, 2021, we sold 357,148 shares of common stock for net proceeds of $3.4 million pursuant to the ATM Agreement. See Note 11 (“Equity”) to our Financial Statements for further details on the ATM Agreement.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized below:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$77,555	$99,129
Investing activities	16,518	(44,141)
Financing activities	(93,237)	(55,452)
Net increase (decrease) in cash and cash equivalents	$836	$(464)

Operating Activities

The decrease in net cash provided by operating activities was primarily due to reduced cash inflows from revenue, deferred revenue and accounts receivable as well as increased cash outflow for inventory, partially offset by decreased cash outflows for cost of sales, SG&A expenses, contract costs and interest paid on long-term debt.

Investing Activities

The change in net cash provided by (used in) investing activities was primarily due to a $60.4 million decrease in capital expenditures and a $6.6 million increase in proceeds from sales of property, plant and equipment, partially offset by a $6.0 million decrease in proceeds from business dispositions.

Financing Activities

The increase in net cash used in financing activities was primarily due to a $37.5 million increase in net repayments of long-term debt, partially offset by $3.4 million of net proceeds from the issuance of common stock under the ATM Agreement during the three months ended March 31, 2021.

Dividends

On April 28, 2021, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock to be paid on May 17, 2021 to stockholders of record at the close of business on May 10, 2021. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

Off-Balance Sheet Arrangements

For information on our obligations with respect to letters of credit and performance bonds see Note 9 (“Long-Term Debt”) and Note 20 (“Commitments and Contingencies”), respectively, to our Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our 2020 Form 10-K. Our exposures as of March 31, 2021 have not changed materially since December 31, 2020.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of March 31, 2021 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors

There have been no material changes or updates to the risk factors previously disclosed in our 2020 Form 10-K.

Item 2. Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table summarizes our purchases of equity securities during the three months ended March 31, 2021:

Maximum
Number of Shares
			Total Number of	That May Yet be
		Average	Shares Purchased	Purchased Under
	Total Number	Price	as Part of Publicly	the Publicly
	of Shares	Paid per	Announced Plans	Announced Plans
	Purchased (1)	Share	or Programs	or Programs
January 1, 2021 — January 31, 2021	184,393	$9.45	N/A	N/A
February 1, 2021 — February 28, 2021	—	—	N/A	N/A
March 1, 2021 — March 31, 2021	—	—	N/A	N/A
Total	184,393	9.45	N/A	N/A
(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with the vesting of restricted stock awards during the period.

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
4.1

Indenture, dated as of March 21, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on March 21, 2019

4.2

Indenture, dated as of December 20, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 20, 2019

10.1

Amendment No. 3 to Credit Agreement, dated as of February 22, 2021, by and among Archrock, Inc., Archrock Partners Operating LLC, Archrock Services, L.P., the other Loan Parties thereto, the Lenders thereto, and JPMorgan Chase Bank, N.A., as the Administrative Agent, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 23, 2021

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

April 30, 2021