Form 10-Q
period 2021-06-30
Archrock, Inc.
filed 2021-07-30
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Number of shares of the common stock of the registrant outstanding as of July 23, 2021: 154,041,024 shares.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2020 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
2022 Notes	$350.0 million of 6.00% senior notes due October 2022, issued in April 2014
2027 Notes	$500.0 million of 6.875% senior notes due April 2027, issued in March 2019
2028 Notes	$800.0 million of 6.25% senior notes due April 2028, $500.0 million of which was issued in December 2019, $300.0 million of which was issued in December 2020
Amendment No. 3	Amendment No. 3 to Credit Agreement, dated February 22, 2021, which amended that Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly-owned subsidiaries
ASU 2016-13	Accounting Standards Update No. 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2020-04	Accounting Standards Update No. 2020-04—Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCHROCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$3,312	$1,097
Accounts receivable, trade, net of allowance of $2,731 and $3,370, respectively	106,393	104,425
Inventory	65,885	63,670
Other current assets	12,265	12,819
Total current assets	187,855	182,011
Property, plant and equipment, net	2,322,400	2,389,674
Operating lease ROU assets	18,404	19,236
Intangible assets, net	54,684	61,531
Contract costs, net	24,661	29,216
Deferred tax assets	51,294	56,934
Other assets	25,936	30,084
Noncurrent assets associated with discontinued operations	10,424	11,036
Total assets	$2,695,658	$2,779,722

Liabilities and Equity
Current liabilities:
Accounts payable, trade	$45,096	$30,819
Accrued liabilities	77,376	76,993
Deferred revenue	3,078	3,880
Total current liabilities	125,550	111,692
Long-term debt	1,612,490	1,688,867
Operating lease liabilities	16,446	16,925
Deferred tax liabilities	761	725
Other liabilities	18,722	18,088
Noncurrent liabilities associated with discontinued operations	7,868	7,868
Total liabilities	1,781,837	1,844,165
Commitments and contingencies (Note 20)
Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 161,339,554 and 160,014,960 shares issued, respectively	1,613	1,600
Additional paid-in capital	3,434,224	3,424,624
Accumulated other comprehensive loss	(3,044)	(5,006)
Accumulated deficit	(2,433,553)	(2,401,988)
Treasury stock: 7,278,449 and 7,052,769 common shares, at cost, respectively	(85,419)	(83,673)
Total equity	913,821	935,557
Total liabilities and equity	$2,695,658	$2,779,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Contract operations	$163,865	$187,949	$329,899	$394,923
Aftermarket services	31,750	32,367	61,147	75,090
Total revenue	195,615	220,316	391,046	470,013
Cost of sales (excluding depreciation and amortization):
Contract operations	61,387	63,390	122,752	142,041
Aftermarket services	27,490	28,686	53,273	63,677
Total cost of sales (excluding depreciation and amortization)	88,877	92,076	176,025	205,718
Selling, general and administrative	26,077	28,745	51,161	59,371
Depreciation and amortization	44,193	48,849	89,905	98,671
Long-lived and other asset impairment	2,960	55,210	10,033	61,405
Goodwill impairment	—	—	—	99,830
Restructuring charges	743	2,408	1,640	4,136
Interest expense	25,958	25,778	57,203	55,443
Debt extinguishment loss	—	3,971	—	3,971
(Gain) loss on sale of assets, net	(3,124)	2,189	(14,156)	(1,927)
Other income, net	(82)	(438)	(1,971)	(993)
Income (loss) before income taxes	10,013	(38,472)	21,206	(115,612)
Provision for (benefit from) income taxes	1,261	(8,091)	8,285	(24,044)
Net income (loss)	$8,752	$(30,381)	$12,921	$(91,568)

Basic and diluted net income (loss) per common share	$0.06	$(0.20)	$0.08	$(0.61)

Weighted average common shares outstanding:
Basic	152,033	150,743	151,537	150,628
Diluted	152,203	150,743	151,699	150,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$8,752	$(30,381)	$12,921	$(91,568)
Other comprehensive income (loss), net of tax:
Interest rate swap gain (loss), net of reclassifications to earnings	966	265	1,962	(5,521)
Total other comprehensive income (loss), net of tax	966	265	1,962	(5,521)
Comprehensive income (loss)	$9,718	$(30,116)	$14,883	$(97,089)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share and per share amounts)

(unaudited)

				Accumulated
	Common		Additional	Other		Treasury
	Stock		Paid-in	Comprehensive	Accumulated	Stock
	Amount	Shares	Capital	Loss	Deficit	Amount	Shares	Total
Balance at March 31, 2020	$1,598	159,756,498	$3,415,784	$(7,173)	$(2,328,069)	$(82,668)	(6,830,407)	$999,472
Treasury stock purchased						(35)	(5,563)	(35)
Cash dividends ($0.145 per common share)					(22,176)			(22,176)
Shares issued under ESPP		53,838	165					165
Stock-based compensation, net of forfeitures			2,885				(25,014)	2,885
Contribution from Exterran Corporation			678					678
Comprehensive loss
Net loss					(30,381)			(30,381)
Interest rate swap gain, net of reclassifications to earnings				265				265
Balance at June 30, 2020	$1,598	159,810,336	$3,419,512	$(6,908)	$(2,380,626)	$(82,703)	(6,860,984)	$950,873

Balance at March 31, 2021	$1,613	161,323,492	$3,430,910	$(4,010)	$(2,419,974)	$(85,415)	(7,263,173)	$923,124
Treasury stock purchased						(4)	(383)	(4)
Cash dividends ($0.145 per common share)					(22,331)			(22,331)
Shares issued under ESPP		16,062	136					136
Stock-based compensation, net of forfeitures			3,178				(14,893)	3,178
Comprehensive income
Net income					8,752			8,752
Interest rate swap gain, net of reclassifications to earnings				966				966
Balance at June 30, 2021	$1,613	161,339,554	$3,434,224	$(3,044)	$(2,433,553)	$(85,419)	(7,278,449)	$913,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

				Accumulated
	Common		Additional	Other		Treasury
	Stock		Paid-in	Comprehensive	Accumulated	Stock
	Amount	Shares	Capital	Loss	Deficit	Amount	Shares	Total
Balance at December 31, 2019	$1,587	158,636,918	$3,412,509	$(1,387)	$(2,244,877)	$(81,869)	(6,702,602)	$1,085,963
Treasury stock purchased						(834)	(96,157)	(834)
Cash dividends ($0.290 per common share)					(44,347)			(44,347)
Shares issued under ESPP	1	110,255	366					367
Stock-based compensation, net of forfeitures	10	1,063,163	5,959				(62,225)	5,969
Contribution from Exterran Corporation			678					678
Impact of ASU 2016-13 adoption					166			166
Comprehensive loss
Net loss					(91,568)			(91,568)
Interest rate swap loss, net of reclassifications to earnings				(5,521)				(5,521)
Balance at June 30, 2020	$1,598	159,810,336	$3,419,512	$(6,908)	$(2,380,626)	$(82,703)	(6,860,984)	$950,873

Balance at December 31, 2020	$1,600	160,014,960	$3,424,624	$(5,006)	$(2,401,988)	$(83,673)	(7,052,769)	$935,557
Treasury stock purchased						(1,746)	(184,776)	(1,746)
Cash dividends ($0.290 per common share)					(44,486)			(44,486)
Shares issued under ESPP		44,116	371					371
Stock-based compensation, net of forfeitures	9	923,330	5,832				(40,904)	5,841
Net proceeds from issuance of common stock	4	357,148	3,397					3,401
Comprehensive income
Net income					12,921			12,921
Interest rate swap gain, net of reclassifications to earnings				1,962				1,962
Balance at June 30, 2021	$1,613	161,339,554	$3,434,224	$(3,044)	$(2,433,553)	$(85,419)	(7,278,449)	$913,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$12,921	$(91,568)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	89,905	98,671
Long-lived and other asset impairment	10,033	61,405
Goodwill impairment	—	99,830
Inventory write-downs	511	695
Amortization of operating lease ROU assets	1,891	1,627
Amortization of deferred financing costs	7,551	2,856
Amortization of debt discount	—	187
Amortization of debt premium	(1,003)	—
Debt extinguishment loss	—	3,971
Interest rate swaps	2,169	928
Stock-based compensation expense	5,841	5,778
Non-cash restructuring charges	—	162
Provision for (benefit from) credit losses	(215)	2,282
(Gain) loss on sale of assets, net	(8,161)	1,245
Gain on sale of business	(5,995)	(3,172)
Deferred income tax provision (benefit)	7,995	(24,117)
Amortization of contract costs	10,752	13,656
Deferred revenue recognized in earnings	(5,048)	(12,762)
Change in assets and liabilities:
Accounts receivable, trade	(2,661)	17,569
Inventory	(3,569)	2,615
Other assets	(244)	(4,268)
Contract costs, net	(6,467)	(8,129)
Accounts payable and other liabilities	6,358	(10,829)
Deferred revenue	4,068	8,253
Other	(15)	189
Net cash provided by operating activities	126,617	167,074
Cash flows from investing activities:
Capital expenditures	(38,749)	(113,289)
Proceeds from sale of business	18,795	24,179
Proceeds from sale of property, plant and equipment and other assets	18,178	5,071
Proceeds from insurance and other settlements	910	1,351
Net cash used in investing activities	(866)	(82,688)
Cash flows from financing activities:
Borrowings of long-term debt	343,251	722,500
Repayments of long-term debt	(419,751)	(762,500)
Payments for debt issuance costs	(2,407)	(943)
Payments for settlement of interest rate swaps that include financing elements	(2,169)	(787)
Dividends paid to stockholders	(44,486)	(44,347)
Net proceeds from issuance of common stock	3,401	—
Proceeds from stock issued under ESPP	371	367
Purchases of treasury stock	(1,746)	(834)
Contribution from Exterran Corporation	—	678
Net cash used in financing activities	(123,536)	(85,866)
Net increase (decrease) in cash and cash equivalents	2,215	(1,480)
Cash and cash equivalents, beginning of period	1,097	3,685
Cash and cash equivalents, end of period	$3,312	$2,205

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with GAAP and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished reflects all normal recurring adjustments necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our 2020 Form 10-K, which contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Recent Accounting Developments

Accounting Standards Updates Implemented

Reference Rate Reform

On June 10, 2021, we prospectively adopted ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. Entities may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. On June 10, 2021, we amended one of our interest rate swap agreements and determined that the modifications meet the criteria for the optional expedients and exceptions, which allow us to forego de-designation of the hedging relationship and to subsequently assess effectiveness on a qualitative basis. The adoption of ASU 2020-04 did not have a material impact on our consolidated financial statements. In the first quarter, we evaluated Amendment No. 3 to our Credit Facility and determined that ASU 2020-04 was not applicable. We will continue to assess any modifications to our interest rate swap and Credit Facility agreements during the effective period of this update and will apply the amendments as applicable.

3. Business Transactions

February 2021 Disposition

On February 10, 2021, we completed the sale of certain contract operations customer service agreements and approximately 300 compressors, comprising approximately 40,000 horsepower, used to provide compression services under those agreements as well as other assets used to support the operations. We allocated customer-related and contract-based intangible assets based on a ratio of the horsepower sold relative to the total horsepower of the asset group. We recorded a gain on the sale of $6.0 million in (gain) loss on sale of assets, net in our condensed consolidated statements of operations during the six months ended June 30, 2021.

July 2020 Disposition

In July 2020, we completed the sale of the turbocharger business included within our aftermarket services segment. In connection with the sale, we entered into a supply agreement to purchase a minimum amount of turbocharger goods and services over a two-year term. In addition to cash of $9.5 million received upon closing, an additional $3.0 million was received on the first anniversary of the closing date in July 2021, and $3.5 million is being received through the purchase of turbocharger goods and services under the supply agreement. We received cash proceeds of $1.5 million and $0.7 million under the supply agreement during the six months ended June 30, 2021 and December 31, 2020, respectively.

March 2020 Disposition

In March 2020, we completed the sale of certain contract operations customer service agreements and approximately 200 compressors, comprising approximately 35,000 horsepower, used to provide compression services under those agreements as well as other assets used to support the operations. We allocated customer-related and contract-based intangible assets and goodwill based on a ratio of the horsepower sold relative to the total horsepower of the asset group. We recognized a gain on the sale of $3.2 million in (gain) loss on sale of assets, net in our condensed consolidated statements of operations during the six months ended June 30, 2020.

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

As of each of June 30, 2021 and December 31, 2020, we had $7.9 million of unrecognized tax benefits (including interest and penalties) related to Exterran Corporation operations prior to the Spin-off recorded to noncurrent liabilities associated with discontinued operations in our condensed consolidated balance sheets. We had an offsetting indemnification asset of $7.9 million related to these unrecognized tax benefits recorded to noncurrent assets associated with discontinued operations as of each of June 30, 2021 and December 31, 2020.

The following table presents the balance sheets for our discontinued operations:

(in thousands)	June 30, 2021	December 31, 2020
Other assets	$7,868	$7,868
Deferred tax assets	2,556	3,168
Total assets associated with discontinued operations	$10,424	$11,036

Deferred tax liabilities	$7,868	$7,868
Total liabilities associated with discontinued operations	$7,868	$7,868

5. Inventory

(in thousands)	June 30, 2021	December 31, 2020
Parts and supplies	$58,331	$57,433
Work in progress	7,554	6,237
Inventory	$65,885	$63,670

6. Property, Plant and Equipment, net

(in thousands)	June 30, 2021	December 31, 2020
Compression equipment, facilities and other fleet assets	$3,384,406	$3,439,432
Land and buildings	44,721	45,167
Transportation and shop equipment	101,115	106,868
Computer hardware and software	84,680	84,680
Other	21,429	14,457
Property, plant and equipment	3,636,351	3,690,604
Accumulated depreciation	(1,313,951)	(1,300,930)
Property, plant and equipment, net	$2,322,400	$2,389,674

7. Goodwill

Our goodwill was recognized in connection with the Elite Acquisition and represents the excess of consideration transferred over the fair value of the assets and liabilities acquired. All of the goodwill was allocated to our contract operations reporting unit. We review the carrying amount of our goodwill in the fourth quarter of every year, or whenever indicators of potential impairment exist, to determine if the carrying amount of our contract operations reporting unit exceeds its fair value, including the goodwill. Beginning in the first quarter of 2020, the COVID-19 pandemic caused a significant deterioration in global macroeconomic conditions, including a collapse in the demand for oil coupled with an oversupply of oil, which commenced substantial spending cuts by our customers and a decline in production. This global response to the pandemic significantly impacted our market capitalization and estimates of future revenues and cash flows, which triggered the need to perform a quantitative test of the fair value of our contract operations reporting unit as of March 31, 2020. The quantitative test determined that the carrying amount of our contract operations reporting unit exceeded its fair value and we recorded a goodwill impairment loss of $99.8 million during the first quarter of 2020.

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

As of June 30, 2021 and December 31, 2020, we had $9.8 million and $7.7 million, respectively, of capitalized implementation costs related to our hosting arrangements that are service contracts included in other assets in our condensed consolidated balance sheets. Accumulated amortization was $0.5 million and $0.3 million at June 30, 2021 and December 31, 2020, respectively. We recorded $0.1 million of amortization expense to SG&A in our condensed consolidated statements of operations during each of the three months ended June 30, 2021 and 2020, and $0.2 million and $0.1 million during the six months ended June 30, 2021 and 2020, respectively.

9. Long-Term Debt

(in thousands)	June 30, 2021	December 31, 2020
Credit Facility	$316,500	$393,000

2028 Notes
Principal	800,000	800,000
Debt premium, net of amortization	13,539	14,541
Deferred financing costs, net of amortization	(11,192)	(11,766)
	802,347	802,775

2027 Notes
Principal	500,000	500,000
Deferred financing costs, net of amortization	(6,357)	(6,908)
	493,643	493,092

Long-term debt	$1,612,490	$1,688,867

Credit Facility

As of June 30, 2021, there were $12.5 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.4%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 2.5% and 2.7% at June 30, 2021 and December 31, 2020, respectively. We incurred $0.4 million in commitment fees on the daily unused amount of the Credit Facility during each of the three months ended June 30, 2021 and 2020 and $1.0 million and $1.1 million during the six months ended June 30, 2021 and 2020, respectively.

We must maintain certain consolidated financial ratios as defined in our Credit Facility agreement (see below). As of June 30, 2021, the ratio requirements did not constrain our undrawn capacity and as such, $421.0 million was available for additional borrowings. As of June 30, 2021, we were in compliance with all covenants under the Credit Facility agreement.

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

We incurred $1.8 million in transaction costs related to Amendment No. 3, which were included in other assets in our condensed consolidated balance sheets and are being amortized over the remaining term of the Credit Facility. In addition, we wrote off $4.9 million of unamortized deferred financing costs as a result of the amendment, which was recorded to interest expense in our condensed consolidated statements of operations during the six months ended June 30, 2021.

2022 Notes Redemption

In April 2020, the 2022 Notes were redeemed at 100% of their $350.0 million aggregate principal amount plus accrued and unpaid interest of $10.5 million with borrowings under the Credit Facility. A debt extinguishment loss of $4.0 million related to the redemption was recognized during the three and six months ended June 30, 2020.

10. Accumulated Other Comprehensive Loss

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of changes in the fair value of our interest rate swap derivative instruments, net of tax, which are designated as cash flow hedges.

The following table presents the changes in accumulated other comprehensive loss of our derivative cash flow hedges, net of tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Beginning accumulated other comprehensive loss	$(4,010)	$(7,173)	$(5,006)	$(1,387)
Other comprehensive income (loss), net of tax:
Loss recognized in other comprehensive income (loss), net of tax benefit of $16, $155, $18 and $1,745, respectively	(63)	(583)	(71)	(6,566)
Loss reclassified from accumulated other comprehensive loss to interest expense, net of tax benefit of $273, $225, $540 and $277, respectively	1,029	848	2,033	1,045
Total other comprehensive income (loss)	966	265	1,962	(5,521)
Ending accumulated other comprehensive loss	$(3,044)	$(6,908)	$(3,044)	$(6,908)

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

During the six months ended June 30, 2021, we sold 357,148 shares of common stock for net proceeds of $3.4 million pursuant to the ATM Agreement.

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2021 and 2020:

	Declared Dividends	Dividends Paid
	per Common Share	(in thousands)
2021
Q2	$0.145	$22,331
Q1	0.145	22,155

2020
Q4	$0.145	$22,177
Q3	0.145	22,308
Q2	0.145	22,176
Q1	0.145	22,171

On July 28, 2021, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock to be paid on August 16, 2021 to stockholders of record at the close of business on August 9, 2021.

12. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers by segment (see Note 22 (“Segments”)) and disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Contract operations:
0 ― 1,000 horsepower per unit	$45,918	$57,728	$92,837	$124,468
1,001 ― 1,500 horsepower per unit	66,852	78,026	135,316	162,878
Over 1,500 horsepower per unit	50,939	51,618	101,342	106,209
Other (1)	156	577	404	1,368
Total contract operations revenue (2)	163,865	187,949	329,899	394,923

Aftermarket services:
Services	17,008	19,081	33,900	44,531
OTC parts and components sales	14,742	13,286	27,247	30,559
Total aftermarket services revenue (3)	31,750	32,367	61,147	75,090

Total revenue	$195,615	$220,316	$391,046	$470,013
(1)	Primarily relates to fees associated with owned non-compression equipment.
(2)	Includes $1.4 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively, and $2.4 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3)	All services revenue within aftermarket services is recognized over time. All OTC parts and components sales revenue is recognized at a point in time.

Performance Obligations

As of June 30, 2021, we had $286.6 million of remaining performance obligations related to our contract operations segment, which will be recognized through 2025 as follows:

(in thousands)	2021	2022	2023	2024	2025	Total
Remaining performance obligations	$155,764	$106,352	$20,785	$3,512	$144	$286,557

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Contract Assets and Liabilities

Contract Assets

As of June 30, 2021 and December 31, 2020, our receivables from contracts with customers, net of allowance for credit losses, were $96.0 million and $95.6 million, respectively.

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

Our allowance for credit losses balance changed as follows during the six months ended June 30, 2021:

(in thousands)
Balance at December 31, 2020	$3,370
Provision for (benefit from) credit losses	(215)
Write-offs charged against allowance	(424)
Balance at June 30, 2021	$2,731

Contract Liabilities

Freight billings to customers for the transport of compression assets, customer-specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. As of June 30, 2021 and December 31, 2020, our contract liabilities were $3.6 million and $4.6 million, respectively, which were included in deferred revenue and other liabilities in our condensed consolidated balance sheets. The decrease in the contract liability balance during the six months ended June 30, 2021 was primarily due to $5.0 million recognized as revenue during the period, partially offset by revenue deferral of $4.1 million, each primarily related to freight billings and milestone billings on aftermarket services.

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

The following table presents the results of our compression fleet impairment review as recorded to our contract operations segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020
Idle compressors retired from the active fleet	45	450	115	535
Horsepower of idle compressors retired from the active fleet	13,000	184,000	37,000	207,000
Impairment recorded on idle compressors retired from the active fleet	$2,832	$55,210	$9,844	$61,405

14. Restructuring Charges

During the first quarter of 2020, we completed restructuring activities to further streamline our organization and more fully align our teams to improve our customer service and profitability. We incurred severance costs of $1.7 million related to these activities during the first quarter of 2020. No additional costs will be incurred for this organizational restructuring.

In response to the decreased activity level of our customers that resulted from the COVID-19 pandemic beginning in the second quarter of 2020, we have incurred severance costs of $6.8 million to right-size our business. We do not expect to incur additional material severance costs under this restructuring plan.

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

The following table presents restructuring charges incurred by segment:

	Contract	Aftermarket
(in thousands)	Operations	Services	Other (1)	Total
Three months ended June 30, 2021
Pandemic restructuring	$337	$121	$147	$605
Property restructuring	—	—	7	7
Other restructuring	—	—	131	131
Total restructuring charges	$337	$121	$285	$743

Three months ended June 30, 2020
Pandemic restructuring	$1,386	$286	$736	$2,408

Six months ended June 30, 2021
Pandemic restructuring	$616	$145	$732	$1,493
Property restructuring	—	—	16	16
Other restructuring	—	—	131	131
Total restructuring charges	$616	$145	$879	$1,640

Six months ended June 30, 2020
Organizational restructuring	$478	$625	$625	$1,728
Pandemic restructuring	1,386	286	736	2,408
Total restructuring charges	$1,864	$911	$1,361	$4,136
(1)	Represents expense incurred within our corporate function and not directly attributable to our segments.

The following table presents restructuring charges incurred by cost type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Severance costs
Organizational restructuring	$—	$—	$—	$1,728
Pandemic restructuring	605	2,408	1,493	2,408
Total severance costs	605	2,408	1,493	4,136
Property disposal costs
Impairment loss	—	—	9	—
Other exit costs	7	—	7	—
Total property disposal costs	7	—	16	—
Other restructuring costs	131	—	131	—
Total restructuring charges	$743	$2,408	$1,640	$4,136

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

Effective Tax Rate

The year-to-date effective tax rate for the six months ended June 30, 2021 differed significantly from our statutory rate primarily due to unrecognized tax benefits and the limitation on executive compensation.

Unrecognized Tax Benefits

As of June 30, 2021, we believe it is reasonably possible that $2.8 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to June 30, 2022 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

16. Earnings per Share

Basic net income (loss) per common share is computed using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Under the two-class method, basic net income (loss) per common share is determined by dividing net income (loss), after deducting amounts allocated to participating securities, by the weighted average number of common shares outstanding for the period. Participating securities include unvested restricted stock and stock-settled restricted stock units that have nonforfeitable rights to receive dividends or dividend equivalents, whether paid or unpaid. During periods of net loss, only distributed earnings (dividends) are allocated to participating securities, as participating securities do not have a contractual obligation to participate in our undistributed losses.

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

The following table shows the calculation for net income (loss) attributable to common stockholders, which is used in the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$8,752	$(30,381)	$12,921	$(91,568)
Less: Earnings attributable to participating securities	(285)	(321)	(454)	(643)
Net income (loss) attributable to common stockholders	$8,467	$(30,702)	$12,467	$(92,211)

The following table shows the potential shares of common stock that were included in computing diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Weighted average common shares outstanding including participating securities	154,047	152,937	153,334	152,750
Less: Weighted average participating securities outstanding	(2,014)	(2,194)	(1,797)	(2,122)
Weighted average common shares outstanding used in basic net income (loss) per common share	152,033	150,743	151,537	150,628
Net dilutive potential common shares issuable:
On exercise of options and vesting of performance-based restricted stock units	169	—	159	—
On settlement of ESPP shares	1	—	3	—
Weighted average common shares outstanding used in diluted net income (loss) per common share	152,203	150,743	151,699	150,628

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income (loss) per common share as their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
On exercise of options where exercise price is greater than average market value for the period	22	95	33	111
On exercise of options and vesting of performance-based restricted stock units	—	57	—	57
On settlement of ESPP shares	—	22	—	25
Net dilutive potential common shares issuable	22	174	33	193

17. Derivatives

We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes.

As of June 30, 2021, we had $300.0 million notional value of interest rate swaps outstanding, which expire in March 2022 and were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. The counterparties to these derivative agreements are major financial institutions. We monitor the credit quality of these financial institutions and do not expect nonperformance by any counterparty, although such nonperformance could have a material adverse effect on us. We have no collateral posted for our derivative instruments.

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

We expect the hedging relationship to be highly effective as the interest rate swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate. We estimate that $3.9 million of the deferred pre-tax loss attributable to interest rate swaps included in accumulated other comprehensive loss at June 30, 2021 will be reclassified into earnings as interest expense at then-current values during the next 12 months as the underlying hedged transactions occur.

As of June 30, 2021, the weighted average effective fixed interest rate of our interest rate swaps was 1.8%.

The following table presents the effect of our derivative instruments designated as cash flow hedging instruments on our condensed consolidated balance sheets:

(in thousands)	June 30, 2021	December 31, 2020
Accrued liabilities	$3,853	$4,810
Other liabilities	—	1,527
Total derivative liabilities	$3,853	$6,337

The following table presents the effect of our derivative instruments designated as cash flow hedging instruments on our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Pre-tax loss recognized in other comprehensive income (loss)	$(79)	$(738)	$(89)	$(8,311)
Pre-tax loss reclassified from accumulated other comprehensive loss into interest expense	(1,302)	(1,073)	(2,573)	(1,322)
Total amount of interest expense in which the effects of cash flow hedges are recorded	25,958	25,778	57,203	55,443

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

(in thousands)	June 30, 2021	December 31, 2020
Derivative liability	$3,853	$6,337

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

Compressors

During the six months ended June 30, 2021, we recorded nonrecurring fair value measurements related to our idle and previously-culled compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The following table presents the fair value of our compressors impaired during 2021 and 2020:

(in thousands)	June 30, 2021	December 31, 2020
Impaired compressors	$3,462	$19,046

The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compressors being measured. Additional quantitative information related to our significant unobservable inputs follows:

	Range	Weighted Average (1)
Estimated net sale proceeds:
As of June 30, 2021	$0 - $621 per horsepower	$30 per horsepower
As of December 31, 2020	$0 - $289 per horsepower	$20 per horsepower
(1)	Calculated based on an estimated discount for market liquidity of 70% and 81% as of June 30, 2021 and December 31, 2020, respectively.

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

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

(in thousands)	June 30, 2021	December 31, 2020
Carrying amount of fixed rate debt (1)	$1,295,990	$1,295,867
Fair value of fixed rate debt	1,366,000	1,371,000
(1)	Carrying amounts are shown net of unamortized debt premium and unamortized deferred financing costs. See Note 9 (“Long-Term Debt”).

19. Stock-Based Compensation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Equity award expense	$3,178	$2,772	$5,841	$5,778
Liability award expense	408	842	994	294
Total stock-based compensation expense	$3,586	$3,614	$6,835	$6,072

The following table presents the activity of our stock-settled restricted stock awards, restricted stock units and performance-based restricted stock units and our cash-settled performance-based restricted stock units during the six months ended June 30, 2021:

		Weighted
		Average
		Grant Date
		Fair Value
(shares in thousands)	Shares	Per Share
Non-vested, December 31, 2020	2,446	$9.69
Granted	1,279	11.22
Vested	(620)	9.36
Canceled	(41)	9.82
Non-vested, June 30, 2021 (1)	3,064	10.39
(1)	Comprised of 611 cash-settled units and 2,453 stock-settled awards and units.

As of June 30, 2021, we expect $20.0 million of unrecognized compensation cost related to our non-vested awards and units to be recognized over the weighted average period of 2.0 years.

20. Commitments and Contingencies

Performance Bonds

In the normal course of business we have issued performance bonds to various state authorities that ensure payment of certain obligations. We have also issued a bond to protect our 401(k) retirement plan against losses caused by acts of fraud or dishonesty. The bonds have expiration dates in 2021 through the fourth quarter of 2022, and maximum potential future payments of $2.2 million. As of June 30, 2021, we were in compliance with all obligations to which the performance bonds pertain.

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of June 30, 2021 and December 31, 2020, we accrued $5.4 million and $5.6 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. The tax contingencies mentioned above relate to tax matters for which we are responsible in managing the audit. As of December 31, 2020, we had an indemnification liability (including penalties and interest), in addition to the tax contingency above, of $1.6 million for our share of non-income-based tax contingencies related to audits being managed by Exterran Corporation. During the six months ended June 30, 2021, these audits were settled and our indemnification liability was reduced to zero.

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

21. Related Party Transactions

In connection with the closing of the Elite Acquisition, we issued 21.7 million shares of our common stock to JDH Capital, an affiliate of our customer Hilcorp. As long as JDH Capital, together with affiliates of Hilcorp, owns at least 7.5% of our outstanding common stock, it will have the right to designate one director to our Board of Directors. As of June 30, 2021, JDH Capital owned 11.1% of our outstanding common stock.

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

Revenue from Hilcorp and affiliates was $9.6 million and $10.2 million during the three months ended June 30, 2021 and 2020, respectively, and $19.1 million and $20.8 million during the six months ended June 30, 2021 and 2020, respectively. Accounts receivable, net due from Hilcorp and affiliates was $4.4 million and $3.9 million as of June 30, 2021 and December 31, 2020, respectively.

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

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes only sales to external customers.

	Contract	Aftermarket
(in thousands)	Operations	Services	Total
Three months ended June 30, 2021
Revenue	$163,865	$31,750	$195,615
Gross margin	102,478	4,260	106,738

Three months ended June 30, 2020
Revenue	$187,949	$32,367	$220,316
Gross margin	124,559	3,681	128,240

Six months ended June 30, 2021
Revenue	$329,899	$61,147	$391,046
Gross margin	207,147	7,874	215,021

Six months ended June 30, 2020
Revenue	$394,923	$75,090	$470,013
Gross margin	252,882	11,413	264,295

The following table reconciles total gross margin to income (loss) before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Total gross margin	$106,738	$128,240	$215,021	$264,295
Less:
Selling, general and administrative	26,077	28,745	51,161	59,371
Depreciation and amortization	44,193	48,849	89,905	98,671
Long-lived and other asset impairment	2,960	55,210	10,033	61,405
Goodwill impairment	—	—	—	99,830
Restructuring charges	743	2,408	1,640	4,136
Interest expense	25,958	25,778	57,203	55,443
Debt extinguishment loss	—	3,971	—	3,971
(Gain) loss on sale of assets, net	(3,124)	2,189	(14,156)	(1,927)
Other income, net	(82)	(438)	(1,971)	(993)
Income (loss) before income taxes	$10,013	$(38,472)	$21,206	$(115,612)

23. Subsequent Events

July 2021 Dispositions

In July 2021, we completed sales consisting of certain contract operations customer service agreements and approximately 575 compressors, comprising approximately 100,000 horsepower, used to provide compression services under those agreements, as well as other assets used to support the operations. We allocated customer-related and contract-based intangible assets based on a ratio of the horsepower sold relative to the total horsepower of the asset group. Total cash consideration for the sales will approximate $61.0 million and a gain on the sales of approximately $13.5 million will be recognized in the third quarter of 2021.

The proceeds received in July from the sales were used to repay borrowings outstanding under our Credit Facility. On July 1, 2021, we dedesignated $125.0 million notional value of our interest rate swaps. Amounts previously recognized in accumulated other comprehensive loss will remain there until the expected cash flows impact earnings or become probable of not occurring. Changes in the value of the dedesignated interest rate swaps will be recorded in earnings.

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

Recent Business Developments

February 2021 Disposition

On February 10, 2021, we completed the sale of certain contract operations customer service agreements and approximately 300 compressors, comprising approximately 40,000 horsepower, used to provide compression services under those agreements as well as other assets used to support the operations. We recorded a gain on the sale of $6.0 million during the six months ended June 30, 2021. See Note 3 (“Business Transactions”) to our Financial Statements for further details of this transaction.

COVID-19 Pandemic

Beginning in the first quarter of 2020, the COVID-19 pandemic caused a deterioration in global macroeconomic conditions, including a collapse in the demand for natural gas and crude oil coupled with an oversupply of crude oil, which led to substantial spending cuts by our customers and a decline in natural gas and crude oil production. This global response to the pandemic has adversely impacted our revenue and cash flows. Though demand has shown improvement since the lows reached in the second quarter of 2020 as economies have reopened and vaccine rollout is underway globally, the potential for additional surges and variants of the disease remains and as such, uncertainty still exists around the timing and magnitude of a full economic recovery.

The key driver of our business is the production of U.S. natural gas and crude oil. Changes in natural gas and crude oil production spending therefore typically result in changes in demand for our services. According to the U.S. Energy Information Administration’s July 2021 Short-Term Energy Outlook, U.S. dry natural gas and crude oil production is expected to increase 1% and decline 2%, respectively, in 2021 as producers limit drilling and completion activity to achieve maintenance levels of production and cash flows in the course of the COVID-19 pandemic. U.S. production of both commodities is expected to increase in 2022 at a rate of 2% for dry natural gas and 7% for crude oil.

Our customers substantially cut spending and activity beginning in the second quarter of 2020 as a result of the significant declines in natural gas and crude oil prices and demand. Our horsepower, utilization and revenue have experienced declines and are expected to remain at lower levels in 2021 as compared to the first quarter of 2020 and periods prior in both our contract operations and aftermarket services businesses. However, U.S. onshore activity is on the rise, which we expect will provide prospects for growth in our businesses beginning as early as the second half of 2021.

The impact of the COVID-19 pandemic on our results is primarily visible in the $99.8 million non-cash impairment of goodwill and the impairment’s resulting $22.7 million tax benefit in the first quarter of 2020. Revenue, cost of sales, SG&A, long-lived and other asset impairment and restructuring charges have also been significantly impacted. See “Financial Results of Operations” below and Note 7 (“Goodwill”), Note 13 (“Long-Lived and Other Asset Impairment”) and Note 14 (“Restructuring Charges”) to our Financial Statements for further discussion.

Operating Highlights

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Total available horsepower (at period end)(1)	4,041	4,203	4,041	4,203
Total operating horsepower (at period end)(2)	3,295	3,613	3,295	3,613
Average operating horsepower	3,316	3,752	3,339	3,826
Horsepower utilization:
Spot (at period end)	82%	86%	82%	86%
Average	82%	86%	82%	87%
(1)	Defined as idle and operating horsepower. New compressors completed by third party manufacturers that have been delivered to us are included in the fleet.
(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

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

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of SG&A, depreciation and amortization, impairments, restructuring charges, interest expense, debt extinguishment loss, (gain) loss on sale of assets, net, other (income) loss, net and provision for (benefit from) income taxes. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income (loss) to gross margin:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$8,752	$(30,381)	$12,921	$(91,568)
Selling, general and administrative	26,077	28,745	51,161	59,371
Depreciation and amortization	44,193	48,849	89,905	98,671
Long-lived and other asset impairment	2,960	55,210	10,033	61,405
Goodwill impairment	—	—	—	99,830
Restructuring charges	743	2,408	1,640	4,136
Interest expense	25,958	25,778	57,203	55,443
Debt extinguishment loss	—	3,971	—	3,971
(Gain) loss on sale of assets, net	(3,124)	2,189	(14,156)	(1,927)
Other income, net	(82)	(438)	(1,971)	(993)
Provision for (benefit from) income taxes	1,261	(8,091)	8,285	(24,044)
Gross margin	$106,738	$128,240	$215,021	$264,295

Results of Operations: Summary of Results

Revenue

Revenue was $195.6 million and $220.3 million during the three months ended June 30, 2021 and 2020, and $391.0 million and $470.0 million during the six months ended June 30, 2021 and 2020, respectively. The decreases in revenue during these periods were due to decreases in revenue from our contract operations and aftermarket services businesses. See “Contract Operations” and “Aftermarket Services” below for further details.

Net Income (Loss)

We had net income of $8.8 million and a net loss of $30.4 million during the three months ended June 30, 2021 and 2020, respectively, and net income of $12.9 million and a net loss of $91.6 million during the six months ended June 30, 2021 and 2020, respectively.

The change from net loss to net income during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily driven by decreases in long-lived and other asset impairment, depreciation and amortization, debt extinguishment loss and SG&A as well as the change from a net loss to a net gain on sale of assets. These changes were partially offset by a decrease in gross margin from our contract operations business and the change from a benefit from to a provision for income taxes.

The change from net loss to net income during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily driven by decreases in goodwill impairment, long-lived and other asset impairment, depreciation and amortization and SG&A as well as an increase in gain on sale of assets, net. These changes were partially offset by decreases in gross margin from our contract operations and aftermarket services businesses and the change from a benefit from to a provision for income taxes.

Results of Operations: Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Contract Operations

	Three Months Ended
	June 30,		Increase
(dollars in thousands)	2021	2020	(Decrease)
Revenue	$163,865	$187,949	(13)%
Cost of sales (excluding depreciation and amortization)	61,387	63,390	(3)%
Gross margin	$102,478	$124,559	(18)%
Gross margin percentage (1)	63%	66%	(3)%
(1)	Defined as gross margin divided by revenue.

Revenue decreased primarily due to returns of horsepower amidst the market downturn and the strategic disposition of horsepower in 2020 and the first quarter of 2021.

Gross margin decreased due to the decrease in revenue, however, the decline was moderately mitigated by the decrease in cost of sales. The lower operating horsepower discussed above drove a decrease in maintenance, freight and other operating expenses. The impact of horsepower returns was partially offset by an increase in unit redeployment in the second quarter of 2021, which in turn led to an increase in mobilization expense.

Aftermarket Services

	Three Months Ended
	June 30,		Increase
(dollars in thousands)	2021	2020	(Decrease)
Revenue	$31,750	$32,367	(2)%
Cost of sales (excluding depreciation and amortization)	27,490	28,686	(4)%
Gross margin	$4,260	$3,681	16%
Gross margin percentage	13%	11%	2%

Revenue decreased primarily due to the impact of the sale of our turbocharger business in July 2020. Partially offsetting this decrease was an increase in parts sales as a result of an increase in customer demand beginning in the second quarter of 2021.

Despite the decrease in revenue, gross margin improved due to a larger decrease in cost of sales. The decrease in cost of sales was primarily the result of the sale of our turbocharger business. Excluding the impact of the July 2020 Disposition, cost of sales was flat quarter over quarter and gross margin increased as a result of the increase in parts sales revenue mentioned above.

Costs and Expenses

	Three Months Ended
	June 30,
(in thousands)	2021	2020
Selling, general and administrative	$26,077	$28,745
Depreciation and amortization	44,193	48,849
Long-lived and other asset impairment	2,960	55,210
Restructuring charges	743	2,408
Interest expense	25,958	25,778
Debt extinguishment loss	—	3,971
(Gain) loss on sale of assets, net	(3,124)	2,189
Other income, net	(82)	(438)

Selling, general and administrative. The decrease in SG&A was primarily due to a $2.0 million decrease in bad debt expense, a $0.4 million decrease in sales and use tax and a $0.3 million decrease in compensation and benefits.

Depreciation and amortization. The decrease in depreciation and amortization expense was primarily due to a decrease in depreciation expense resulting from assets reaching the end of their depreciable lives, the impact of compression and other asset impairments and sales during 2020 and early 2021 and a decrease in amortization expense as certain intangible assets reached the end of their useful lives. These decreases were partially offset by an increase in depreciation expense associated with fixed asset additions during 2020 and early 2021.

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

	Three Months Ended
	June 30,
(dollars in thousands)	2021	2020
Idle compressors retired from the active fleet	45	450
Horsepower of idle compressors retired from the active fleet	13,000	184,000
Impairment recorded on idle compressors retired from the active fleet	$2,832	$55,210

Restructuring charges. Restructuring charges of $0.7 million and $2.4 million during the three months ended June 30, 2021 and 2020, respectively, primarily consisted of severance costs related to our pandemic restructuring activities. See Note 14 (“Restructuring Charges”) to our Financial Statements for further details.

Interest expense. Interest expense was flat due to an increase in the weighted average effective interest rate and an offsetting decrease in the average outstanding balance of long-term debt.

Debt extinguishment loss. We recorded a debt extinguishment loss of $4.0 million during the three months ended June 30, 2020 as a result of the redemption of the 2022 Notes. See Note 9 (“Long-Term Debt”) to our Financial Statements for further details.

(Gain) loss on sale of assets, net. The change in (gain) loss on sale of assets, net was primarily due to a $2.1 million gain on compression assets sold during the three months ended June 30, 2021, compared to a $2.9 million loss on compression assets sold during the three months ended June 30, 2020.

Provision for (Benefit from) Income Taxes

	Three Months Ended
	June 30,		Increase
(dollars in thousands)	2021	2020	(Decrease)
Provision for (benefit from) income taxes	$1,261	$(8,091)	(116)%
Effective tax rate	13%	21%	(8)%

The change from a benefit from to a provision for income taxes was primarily due to the tax effect of the increase in book income during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Results of Operations: Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Contract Operations

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2021	2020	(Decrease)
Revenue	$329,899	$394,923	(16)%
Cost of sales (excluding depreciation and amortization)	122,752	142,041	(14)%
Gross margin	$207,147	$252,882	(18)%
Gross margin percentage	63%	64%	(1)%

Revenue decreased primarily due to returns of horsepower and a decrease in contract operations rates amidst the market downturn, as well as the strategic disposition of horsepower in 2020 and the first quarter of 2021.

Gross margin decreased due to the decrease in revenue, however, the decline was significantly mitigated by the decrease in cost of sales. The lower operating horsepower discussed above drove a decrease in maintenance, lube oil, freight and other operating expenses.

Aftermarket Services

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2021	2020	(Decrease)
Revenue	$61,147	$75,090	(19)%
Cost of sales (excluding depreciation and amortization)	53,273	63,677	(16)%
Gross margin	$7,874	$11,413	(31)%
Gross margin percentage	13%	15%	(2)%

Revenue decreased due to decreases in service activities and parts sales, which were primarily driven by reduced customer demand and customer deferral of maintenance activities amidst the market downturn, as well as the impact of the sale of our turbocharger business in July 2020.

Gross margin decreased due to the decrease in revenue, however, the decline was largely mitigated by the decrease in cost of sales. The decrease in cost of sales was driven by the same decreases in service activities and parts sales discussed above and the impact of the July 2020 Disposition.

Costs and Expenses

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Selling, general and administrative	$51,161	$59,371
Depreciation and amortization	89,905	98,671
Long-lived and other asset impairment	10,033	61,405
Goodwill impairment	—	99,830
Restructuring charges	1,640	4,136
Interest expense	57,203	55,443
Debt extinguishment loss	—	3,971
Gain on sale of assets, net	(14,156)	(1,927)
Other income, net	(1,971)	(993)

Selling, general and administrative. The decrease in SG&A was primarily due to a $2.5 million decrease in bad debt expense, a $2.4 million decrease in sales and use tax, a $1.6 million decrease in compensation and benefits, a $0.8 million decrease in employee travel and meeting expenses and a $0.7 million decrease in costs related to our process and technology transformation project.

Depreciation and amortization. The decrease in depreciation and amortization expense was primarily due to a decrease in depreciation expense resulting from assets reaching the end of their depreciable lives, the impact of compression and other asset impairments and sales during 2020 and early 2021 and a decrease in amortization expense as certain intangible assets reached the end of their useful lives. These decreases were partially offset by an increase in depreciation expense associated with fixed asset additions during 2020 and early 2021.

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

	Six Months Ended
	June 30,
(dollars in thousands)	2021	2020
Idle compressors retired from the active fleet	115	535
Horsepower of idle compressors retired from the active fleet	37,000	207,000
Impairment recorded on idle compressors retired from the active fleet	$9,844	$61,405

Goodwill impairment. During the six months ended June 30, 2020, we recorded goodwill impairment of $99.8 million due to the decline in the fair value of our contract operations reporting unit. See Note 7 (“Goodwill”) to our Financial Statements for further details.

Restructuring charges. Restructuring charges of $1.6 million and $4.1 million during the six months ended June 30, 2021 and 2020, respectively, primarily consisted of severance costs related to our organizational and pandemic restructuring activities. See Note 14 (“Restructuring Charges”) to our Financial Statements for further details.

Interest expense. The increase in interest expense was primarily due to the $4.9 million write-off of unamortized deferred financing costs related to Amendment No. 3 and an increase in the weighted average effective interest rate, partially offset by a decrease in the average outstanding balance of long-term debt.

Debt extinguishment loss. We recorded a debt extinguishment loss of $4.0 million during the six months ended June 30, 2020 as a result of the redemption of the 2022 Notes. See Note 9 (“Long-Term Debt”) to our Financial Statements for further details.

Gain on sale of assets, net. Our net gain on sale of assets during the six months ended June 30, 2021 was primarily the result of the $6.0 million gain on the February 2021 Disposition and a $6.4 million gain recognized on other compression asset sales. Our net gain on sale of assets during the six months ended June 30, 2020 was primarily due to the $3.2 million gain recorded on the March 2020 Disposition, which was partially offset by a $2.8 million loss on other compression assets sold. See Note 3 (“Business Transactions”) to our Financial Statements for further details of these sales.

Other income, net. The increase in other income, net was primarily due to a $0.7 million decrease in indemnification expense remitted pursuant to our tax matters agreement with Exterran Corporation.

Provision for (Benefit from) Income Taxes

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2021	2020	(Decrease)
Provision for (benefit from) income taxes	$8,285	$(24,044)	(134)%
Effective tax rate	39%	21%	18%

The change from a benefit from to a provision for income taxes was primarily due to the tax effect of the increase in book income during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

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

Financial Resources

Overview

Our ability to fund operations, finance capital expenditures and pay dividends depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under our Credit Facility. Our cash flow is affected by numerous factors including prices and demand for our services, oil and natural gas exploration and production spending, conditions in the financial markets and other factors. Beginning in the first quarter of 2020, the COVID-19 pandemic caused a deterioration in global macroeconomic conditions, which adversely impacted our estimates of future revenues and cash flows. However, we have no near-term maturities and believe that our operating cash flows and borrowings under the Credit Facility will be sufficient to meet our future liquidity needs.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Credit Facility

During the six months ended June 30, 2021 and 2020, the Credit Facility had an average daily balance of $345.3 million and $675.5 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 2.5% and 2.7% at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, there were $12.5 million letters of credit outstanding under the Credit Facility.

We must maintain certain consolidated financial ratios as defined in our Credit Facility agreement (see below). As of June 30, 2021, the ratio requirements did not constrain our undrawn capacity and as such, $421.0 million was available for additional borrowings. As of June 30, 2021, we were in compliance with all covenants under the Credit Facility agreement.

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

See Note 9 (“Long-Term Debt”) to our Financial Statements for further details on Amendment No. 3.

At-the-Market Continuous Equity Offering Program

On February 23, 2021, we entered into the ATM Agreement whereby we may sell from time to time shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds of these offerings for general corporate purposes. During the six months ended June 30, 2021, we sold 357,148 shares of common stock for net proceeds of $3.4 million pursuant to the ATM Agreement. See Note 11 (“Equity”) to our Financial Statements for further details on the ATM Agreement.

Business Dispositions

In July 2021, we completed sales of compressors and other assets for which total consideration will approximate $61.0 million. The proceeds received in July from the sales were used to repay borrowings outstanding under our Credit Facility. See Note 23 (“Subsequent Events”) to our Financial Statements for further details on these sales.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized below:

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$126,617	$167,074
Investing activities	(866)	(82,688)
Financing activities	(123,536)	(85,866)
Net increase (decrease) in cash and cash equivalents	$2,215	$(1,480)

Operating Activities

The decrease in net cash provided by operating activities was primarily due to reduced cash inflows from revenue, deferred revenue and accounts receivable, as well as increased cash outflow for inventory, partially offset by decreased cash outflows for cost of sales, SG&A expenses, accounts payable and other liabilities, interest paid on long-term debt and restructuring charges.

Investing Activities

The decrease in net cash used in investing activities was primarily due to a $74.5 million decrease in capital expenditures and a $13.1 million increase in proceeds from sales of property, plant and equipment, partially offset by a $5.4 million decrease in proceeds from business dispositions.

Financing Activities

The increase in net cash used in financing activities was primarily due to a $36.5 million increase in net repayments of long-term debt, partially offset by $3.4 million of net proceeds from the issuance of common stock under the ATM Agreement during the six months ended June 30, 2021.

Dividends

On July 28, 2021, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock to be paid on August 16, 2021 to stockholders of record at the close of business on August 9, 2021. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

Off-Balance Sheet Arrangements

For information on our obligations with respect to letters of credit and performance bonds see Note 9 (“Long-Term Debt”) and Note 20 (“Commitments and Contingencies”), respectively, to our Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our 2020 Form 10-K. Our exposures as of June 30, 2021 have not changed materially since December 31, 2020.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of June 30, 2021 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table summarizes our purchases of equity securities during the three months ended June 30, 2021:

Maximum
Number of Shares
			Total Number of	That May Yet be
		Average	Shares Purchased	Purchased Under
	Total Number	Price	as Part of Publicly	the Publicly
	of Shares	Paid per	Announced Plans	Announced Plans
	Purchased (1)	Share	or Programs	or Programs
April 1, 2021 — April 30, 2021	383	$9.75	N/A	N/A
May 1, 2021 — May 31, 2021	—	—	N/A	N/A
June 1, 2021 — June 30, 2021	—	—	N/A	N/A
Total	383	9.75	N/A	N/A
(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with the vesting of restricted stock awards during the period.

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
4.1

Indenture, dated as of March 21, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on March 21, 2019

4.2

Indenture, dated as of December 20, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 20, 2019

10.1

Form of Compensation Letter (incorporated by reference and filed as Exhibit 10.1 to Form 8-K filed on April 30, 2020), incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 21, 2021

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

July 30, 2021