Form 10-Q
period 2021-09-30
Archrock, Inc.
filed 2021-11-02
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Number of shares of the common stock of the registrant outstanding as of October 26, 2021: 154,049,828 shares.

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

EBITDA	Earnings before interest, taxes, depreciation and amortization
Elite Acquisition	Transaction completed on August 1, 2019 whereby we acquired from Elite Compression Services, LLC substantially all of its assets and certain liabilities
ERP	Enterprise Resource Planning
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
February 2021 Disposition	Sale completed in February 2021 of certain contract operations customer service agreements, compressors and other assets
Financial Statements	Condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
GAAP	U.S. generally accepted accounting principles
Hilcorp	Hilcorp Energy Company
JDH Capital	JDH Capital Holdings, L.P.
July 2021 Dispositions	Sales completed in July 2021 of certain contract operations customer service agreements, compressors and other assets
July 2020 Disposition	Sale completed in July 2020 of the turbocharger business included within our aftermarket services segment
LIBOR	London Interbank Offered Rate
March 2020 Disposition	Sale completed in March 2020 of certain contract operations customer service agreements, compressors and other assets
OTC	Over-the-counter, as related to aftermarket services parts and components
ROU	Right-of-use, as related to the lease model under Accounting Standards Codification Topic 842 Leases
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCHROCK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$3,488	$1,097
Accounts receivable, trade, net of allowance of $3,057 and $3,370, respectively	108,936	104,425
Inventory	66,630	63,670
Other current assets	7,652	12,819
Total current assets	186,706	182,011
Property, plant and equipment, net	2,252,226	2,389,674
Operating lease ROU assets	18,256	19,236
Intangible assets, net	50,815	61,531
Contract costs, net	24,375	29,216
Deferred tax assets	48,227	56,934
Other assets	27,502	30,084
Noncurrent assets associated with discontinued operations	10,117	11,036
Total assets	$2,618,224	$2,779,722

Liabilities and Equity
Current liabilities:
Accounts payable, trade	$44,685	$30,819
Accrued liabilities	104,753	76,993
Deferred revenue	3,985	3,880
Total current liabilities	153,423	111,692
Long-term debt	1,516,135	1,688,867
Operating lease liabilities	16,454	16,925
Deferred tax liabilities	801	725
Other liabilities	19,496	18,088
Noncurrent liabilities associated with discontinued operations	7,868	7,868
Total liabilities	1,714,177	1,844,165
Commitments and contingencies (Note 20)
Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 161,459,405 and 160,014,960 shares issued, respectively	1,614	1,600
Additional paid-in capital	3,437,298	3,424,624
Accumulated other comprehensive loss	(2,028)	(5,006)
Accumulated deficit	(2,446,755)	(2,401,988)
Treasury stock: 7,402,188 and 7,052,769 common shares, at cost, respectively	(86,082)	(83,673)
Total equity	904,047	935,557
Total liabilities and equity	$2,618,224	$2,779,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Contract operations	$158,911	$175,223	$488,810	$570,146
Aftermarket services	36,255	30,408	97,402	105,498
Total revenue	195,166	205,631	586,212	675,644
Cost of sales (excluding depreciation and amortization):
Contract operations	61,280	60,444	184,032	202,485
Aftermarket services	30,652	25,709	83,925	89,386
Total cost of sales (excluding depreciation and amortization)	91,932	86,153	267,957	291,871
Selling, general and administrative	28,839	18,681	80,000	78,052
Depreciation and amortization	45,280	47,279	135,185	145,950
Long-lived and other asset impairment	5,121	10,727	15,154	72,132
Goodwill impairment	—	—	—	99,830
Restructuring charges	313	2,900	1,953	7,036
Interest expense	25,508	25,221	82,711	80,664
Debt extinguishment loss	—	—	—	3,971
Gain on sale of assets, net	(15,393)	(9,146)	(29,549)	(11,073)
Other (income) expense, net	337	(324)	(1,634)	(1,317)
Income (loss) before income taxes	13,229	24,140	34,435	(91,472)
Provision for (benefit from) income taxes	3,925	5,808	12,210	(18,236)
Net income (loss)	$9,304	$18,332	$22,225	$(73,236)

Basic and diluted net income (loss) per common share	$0.06	$0.12	$0.14	$(0.49)

Weighted average common shares outstanding:
Basic	152,158	150,974	151,615	150,730
Diluted	152,297	151,038	151,769	150,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$9,304	$18,332	$22,225	$(73,236)
Other comprehensive income (loss), net of tax:
Interest rate swap gain (loss), net of reclassifications to earnings	585	935	2,547	(4,586)
Amortization of dedesignated interest rate swaps	431	—	431	—
Total other comprehensive income (loss), net of tax	1,016	935	2,978	(4,586)
Comprehensive income (loss)	$10,320	$19,267	$25,203	$(77,822)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share and per share amounts)

(unaudited)

				Accumulated
	Common		Additional	Other		Treasury
	Stock		Paid-in	Comprehensive	Accumulated	Stock
	Amount	Shares	Capital	Loss	Deficit	Amount	Shares	Total
Balance at June 30, 2020	$1,598	159,810,336	$3,419,512	$(6,908)	$(2,380,626)	$(82,703)	(6,860,984)	$950,873
Treasury stock purchased						(960)	(138,922)	(960)
Cash dividends ($0.145 per common share)					(22,308)			(22,308)
Shares issued under ESPP		30,351	155					155
Stock-based compensation, net of forfeitures	1	130,669	2,657				(2,258)	2,658
Comprehensive income
Net income					18,332			18,332
Interest rate swap gain, net of reclassifications to earnings				935				935
Balance at September 30, 2020	$1,599	159,971,356	$3,422,324	$(5,973)	$(2,384,602)	$(83,663)	(7,002,164)	$949,685

Balance at June 30, 2021	$1,613	161,339,554	$3,434,224	$(3,044)	$(2,433,553)	$(85,419)	(7,278,449)	$913,821
Treasury stock purchased						(663)	(92,540)	(663)
Cash dividends ($0.145 per common share)					(22,506)			(22,506)
Shares issued under ESPP		22,425	175					175
Stock-based compensation, net of forfeitures	1	97,426	2,899				(31,199)	2,900
Comprehensive income
Net income					9,304			9,304
Interest rate swap gain, net of reclassifications to earnings				585				585
Amortization of dedesignated interest rate swaps				431				431
Balance at September 30, 2021	$1,614	161,459,405	$3,437,298	$(2,028)	$(2,446,755)	$(86,082)	(7,402,188)	$904,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

				Accumulated
	Common		Additional	Other		Treasury
	Stock		Paid-in	Comprehensive	Accumulated	Stock
	Amount	Shares	Capital	Loss	Deficit	Amount	Shares	Total
Balance at December 31, 2019	$1,587	158,636,918	$3,412,509	$(1,387)	$(2,244,877)	$(81,869)	(6,702,602)	$1,085,963
Treasury stock purchased						(1,794)	(235,079)	(1,794)
Cash dividends ($0.435 per common share)					(66,655)			(66,655)
Shares issued under ESPP	1	140,606	521					522
Stock-based compensation, net of forfeitures	11	1,193,832	8,616				(64,483)	8,627
Contribution from Exterran Corporation			678					678
Impact of ASU 2016-13 adoption					166			166
Comprehensive loss
Net loss					(73,236)			(73,236)
Interest rate swap loss, net of reclassifications to earnings				(4,586)				(4,586)
Balance at September 30, 2020	$1,599	159,971,356	$3,422,324	$(5,973)	$(2,384,602)	$(83,663)	(7,002,164)	$949,685

Balance at December 31, 2020	$1,600	160,014,960	$3,424,624	$(5,006)	$(2,401,988)	$(83,673)	(7,052,769)	$935,557
Treasury stock purchased						(2,409)	(277,316)	(2,409)
Cash dividends ($0.435 per common share)					(66,992)			(66,992)
Shares issued under ESPP		66,541	546					546
Stock-based compensation, net of forfeitures	10	1,020,756	8,731				(72,103)	8,741
Net proceeds from issuance of common stock	4	357,148	3,397					3,401
Comprehensive income
Net income					22,225			22,225
Interest rate swap gain, net of reclassifications to earnings				2,547				2,547
Amortization of dedesignated interest rate swaps				431				431
Balance at September 30, 2021	$1,614	161,459,405	$3,437,298	$(2,028)	$(2,446,755)	$(86,082)	(7,402,188)	$904,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$22,225	$(73,236)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	135,185	145,950
Long-lived and other asset impairment	15,154	72,132
Goodwill impairment	—	99,830
Inventory write-downs	621	915
Amortization of operating lease ROU assets	2,922	2,555
Amortization of deferred financing costs	8,839	4,179
Amortization of debt discount	—	187
Amortization of debt premium	(1,504)	—
Amortization of dedesignated interest rate swaps	431	—
Debt extinguishment loss	—	3,971
Interest rate swaps	2,866	2,094
Stock-based compensation expense	8,741	8,423
Non-cash restructuring charges	—	1,660
Provision for credit losses	151	2,235
(Gain) loss on sale of assets, net	(10,604)	1,402
Gain on sale of business	(18,945)	(12,475)
Deferred income tax provision (benefit)	11,778	(18,288)
Amortization of contract costs	15,523	20,286
Deferred revenue recognized in earnings	(8,081)	(17,183)
Change in assets and liabilities:
Accounts receivable, trade	(2,133)	31,134
Inventory	(5,994)	3,244
Other assets	1,326	(23,539)
Contract costs, net	(11,481)	(10,390)
Accounts payable and other liabilities	33,626	10,679
Deferred revenue	8,167	10,696
Other	(88)	373
Net cash provided by operating activities	208,725	266,834
Cash flows from investing activities:
Capital expenditures	(70,881)	(130,343)
Proceeds from sale of business	83,075	32,914
Proceeds from sale of property, plant and equipment and other assets	24,683	14,043
Proceeds from insurance and other settlements	977	1,391
Net cash provided by (used in) investing activities	37,854	(81,995)
Cash flows from financing activities:
Borrowings of long-term debt	522,751	871,500
Repayments of long-term debt	(695,751)	(988,500)
Payments for debt issuance costs	(2,451)	(943)
Payments for settlement of interest rate swaps that include financing elements	(3,283)	(1,856)
Dividends paid to stockholders	(66,992)	(66,655)
Net proceeds from issuance of common stock	3,401	—
Proceeds from stock issued under ESPP	546	522
Purchases of treasury stock	(2,409)	(1,794)
Contribution from Exterran Corporation	—	678
Net cash used in financing activities	(244,188)	(187,048)
Net increase (decrease) in cash and cash equivalents	2,391	(2,209)
Cash and cash equivalents, beginning of period	1,097	3,685
Cash and cash equivalents, end of period	$3,488	$1,476

Supplemental disclosure of non-cash investing and financing transactions:
Non-cash consideration received in July 2020 Disposition	$—	$6,500

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

2. Recent Accounting Developments

Accounting Standards Updates Implemented

Reference Rate Reform

On June 10, 2021, we prospectively adopted ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. Entities may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. On June 10, 2021, we amended one of our interest rate swap agreements and determined that the modifications meet the criteria for the optional expedients and exceptions, which allow us to forego dedesignation of the hedging relationship and to subsequently assess effectiveness on a qualitative basis. The adoption of ASU 2020-04 did not have a material impact on our consolidated financial statements. In the first quarter, we evaluated Amendment No. 3 to our Credit Facility and determined that ASU 2020-04 was not applicable. We will continue to assess any modifications to our interest rate swap and Credit Facility agreements during the effective period of this update and will apply the amendments as applicable.

3. Business Transactions

July 2021 Dispositions

In July 2021, we completed sales of certain contract operations customer service agreements and approximately 575 compressors, comprising approximately 100,000 horsepower, used to provide compression services under those agreements, as well as other assets used to support the operations. We allocated customer-related and contract-based intangible assets based on a ratio of the horsepower sold relative to the total horsepower of the asset group. We received cash consideration of $60.3 million for the sales and recorded gains on the sales of $13.0 million in gain on sale of assets, net in our condensed consolidated statements of operations during the three and nine months ended September 30, 2021. Remaining cash consideration from the sales of $1.3 million is expected to be received in the fourth quarter of 2021.

February 2021 Disposition

In February 2021, we completed the sale of certain contract operations customer service agreements and approximately 300 compressors, comprising approximately 40,000 horsepower, used to provide compression services under those agreements as well as other assets used to support the operations. We allocated customer-related and contract-based intangible assets based on a ratio of the horsepower sold relative to the total horsepower of the asset group. We recorded a gain on the sale of $6.0 million in gain on sale of assets, net in our condensed consolidated statements of operations during the nine months ended September 30, 2021.

July 2020 Disposition

In July 2020, we completed the sale of the turbocharger business included within our aftermarket services segment. In connection with the sale, we entered into a supply agreement to purchase a minimum amount of turbocharger goods and services over a two-year term. In addition to cash of $9.5 million received upon closing, an additional $3.0 million was received on the first anniversary of the closing date in July 2021, and $3.5 million is being received through the purchase of turbocharger goods and services under the supply agreement. We received $2.5 million during the nine months ended September 30, 2021 and a total of $3.2 million since sale completion under the supply agreement. We recognized a gain on the sale of $9.3 million in gain on sale of assets, net in our condensed consolidated statements of operations during the three and nine months ended September 30, 2020.

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

As of both September 30, 2021 and December 31, 2020, we had $7.9 million of unrecognized tax benefits (including interest and penalties) related to Exterran Corporation operations prior to the Spin-off recorded to noncurrent liabilities associated with discontinued operations in our condensed consolidated balance sheets. We had an offsetting indemnification asset of $7.9 million related to these unrecognized tax benefits recorded to noncurrent assets associated with discontinued operations as of both September 30, 2021 and December 31, 2020.

The following table presents the balance sheets for our discontinued operations:

(in thousands)	September 30, 2021	December 31, 2020
Other assets	$7,868	$7,868
Deferred tax assets	2,249	3,168
Total assets associated with discontinued operations	$10,117	$11,036

Deferred tax liabilities	$7,868	$7,868
Total liabilities associated with discontinued operations	$7,868	$7,868

5. Inventory

(in thousands)	September 30, 2021	December 31, 2020
Parts and supplies	$59,478	$57,433
Work in progress	7,152	6,237
Inventory	$66,630	$63,670

6. Property, Plant and Equipment, net

(in thousands)	September 30, 2021	December 31, 2020
Compression equipment, facilities and other fleet assets	$3,269,801	$3,439,432
Land and buildings	43,373	45,167
Transportation and shop equipment	95,210	106,868
Computer hardware and software	84,733	84,680
Other	24,496	14,457
Property, plant and equipment	3,517,613	3,690,604
Accumulated depreciation	(1,265,387)	(1,300,930)
Property, plant and equipment, net	$2,252,226	$2,389,674

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

As of September 30, 2021 and December 31, 2020, we had $10.8 million and $7.7 million, respectively, of capitalized implementation costs related to our hosting arrangements that are service contracts included in other assets in our condensed consolidated balance sheets. Accumulated amortization was $0.6 million and $0.3 million at September 30, 2021 and December 31, 2020, respectively. We recorded $0.1 million of amortization expense to SG&A in our condensed consolidated statements of operations during each of the three months ended September 30, 2021 and 2020, and $0.3 million and $0.2 million during the nine months ended September 30, 2021 and 2020, respectively.

During the three and nine months ended September 30, 2020, we impaired $1.6 million of capitalized implementation costs related to the hosting arrangements of the mobile workforce component of our project due to the termination of the agreement, which was included in long-lived and other asset impairment in our condensed consolidated statements of operations.

9. Long-Term Debt

(in thousands)	September 30, 2021	December 31, 2020
Credit Facility	$220,000	$393,000

2028 Notes
Principal	800,000	800,000
Debt premium, net of amortization	13,037	14,541
Deferred financing costs, net of amortization	(10,821)	(11,766)
	802,216	802,775

2027 Notes
Principal	500,000	500,000
Deferred financing costs, net of amortization	(6,081)	(6,908)
	493,919	493,092

Long-term debt	$1,516,135	$1,688,867

Credit Facility

As of September 30, 2021, there were $12.5 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.4%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 2.6% and 2.7% at September 30, 2021 and December 31, 2020, respectively. We incurred $0.5 million and $0.4 million in commitment fees on the daily unused amount of the Credit Facility during the three months ended September 30, 2021 and 2020, respectively, and $1.5 million during each of the nine months ended September 30, 2021 and 2020.

We must maintain certain consolidated financial ratios, as defined in our Credit Facility agreement. As of September 30, 2021, the ratio requirements did not constrain our undrawn capacity and as such, $517.5 million was available for additional borrowings. As of September 30, 2021, we were in compliance with all covenants under the Credit Facility agreement.

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

We incurred $1.8 million in transaction costs related to Amendment No. 3, which were included in other assets in our condensed consolidated balance sheets and are being amortized over the remaining term of the Credit Facility. In addition, we wrote off $4.9 million of unamortized deferred financing costs as a result of the amendment, which was recorded to interest expense in our condensed consolidated statements of operations during the nine months ended September 30, 2021.

2022 Notes Redemption

In April 2020, the 2022 Notes were redeemed at 100% of their $350.0 million aggregate principal amount plus accrued and unpaid interest of $10.5 million with borrowings under the Credit Facility. A debt extinguishment loss of $4.0 million related to the redemption was recognized during the nine months ended September 30, 2020.

10. Accumulated Other Comprehensive Loss

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive loss consists of changes in the fair value of our interest rate swap derivative instruments, net of tax.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Beginning accumulated other comprehensive loss	$(3,044)	$(6,908)	$(5,006)	$(1,387)
Other comprehensive income (loss), net of tax:
Loss recognized in other comprehensive income (loss), net of tax benefit of $123, $18, $141 and $1,764, respectively	(458)	(69)	(529)	(6,635)
Loss reclassified from accumulated other comprehensive loss to interest expense, net of tax benefit of $393, $267, $933 and $545, respectively	1,474	1,004	3,507	2,049
Total other comprehensive income (loss)	1,016	935	2,978	(4,586)
Ending accumulated other comprehensive loss	$(2,028)	$(5,973)	$(2,028)	$(5,973)

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

During the nine months ended September 30, 2021, we sold 357,148 shares of common stock for net proceeds of $3.4 million pursuant to the ATM Agreement.

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2021 and 2020:

	Declared Dividends	Dividends Paid
	per Common Share	(in thousands)
2021
Q3	$0.145	$22,506
Q2	0.145	22,331
Q1	0.145	22,155

2020
Q4	$0.145	$22,177
Q3	0.145	22,308
Q2	0.145	22,176
Q1	0.145	22,171

On October 28, 2021, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock to be paid on November 16, 2021 to stockholders of record at the close of business on November 9, 2021.

12. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers by segment (see Note 22 (“Segments”)) and disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Contract operations:
0 ― 1,000 horsepower per unit	$41,576	$51,409	$134,413	$175,877
1,001 ― 1,500 horsepower per unit	66,138	73,205	201,454	236,083
Over 1,500 horsepower per unit	51,018	50,142	152,360	156,351
Other (1)	179	467	583	1,835
Total contract operations revenue (2)	158,911	175,223	488,810	570,146

Aftermarket services:
Services	19,249	17,961	53,149	62,492
OTC parts and components sales	17,006	12,447	44,253	43,006
Total aftermarket services revenue (3)	36,255	30,408	97,402	105,498

Total revenue	$195,166	$205,631	$586,212	$675,644
(1)	Primarily relates to fees associated with owned non-compression equipment.
(2)	Includes $0.7 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, and $3.1 million and $4.5 million for the nine months ended September 30, 2021 and 2020, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3)	All services revenue within aftermarket services is recognized over time. All OTC parts and components sales revenue is recognized at a point in time.

Performance Obligations

As of September 30, 2021, we had $268.2 million of remaining performance obligations related to our contract operations segment, which will be recognized through 2026 as follows:

(in thousands)	2021	2022	2023	2024	2025	2026	Total
Remaining performance obligations	$1,093	$95,890	$128,521	$32,787	$9,148	$759	$268,198

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Contract Assets and Liabilities

Contract Assets

As of September 30, 2021 and December 31, 2020, our receivables from contracts with customers, net of allowance for credit losses, were $95.3 million and $95.6 million, respectively.

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

Our allowance for credit losses balance changed as follows during the nine months ended September 30, 2021:

(in thousands)
Balance at December 31, 2020	$3,370
Provision for credit losses	151
Write-offs charged against allowance	(464)
Balance at September 30, 2021	$3,057

Contract Liabilities

Freight billings to customers for the transport of compression assets, customer-specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. Our contract liabilities were $4.6 million as of both September 30, 2021 and December 31, 2020, and were included in deferred revenue and other liabilities in our condensed consolidated balance sheets. During the nine months ended September 30, 2021, we deferred revenue of $8.2 million and recognized $8.1 million as revenue. The revenue recognized and deferred during the period primarily related to freight billings and milestone billings on aftermarket services.

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

The following table presents the results of our compression fleet impairment review as recorded to our contract operations segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Idle compressors retired from the active fleet	60	105	175	640
Horsepower of idle compressors retired from the active fleet	24,000	28,000	61,000	235,000
Impairment recorded on idle compressors retired from the active fleet	$5,120	$8,137	$14,964	$69,542

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

In response to the decreased activity level of our customers that resulted from the COVID-19 pandemic beginning in the second quarter of 2020, we incurred severance costs of $7.0 million to right-size our business. No additional costs will be incurred under this restructuring plan.

During the third quarter of 2020, a plan to dispose of certain non-core properties was approved by management. We have incurred $1.5 million of restructuring costs as a result of these property disposals and do not expect to incur additional material property disposal costs under this restructuring plan.

During the third quarter of 2021, management approved and initiated a plan to exit a facility no longer deemed economical for our business. Closing costs incurred during the third quarter were not material, however, we expect to incur approximately $0.8 million to complete the exit of this facility in the fourth quarter of 2021.

The severance and property disposal costs incurred under the above restructuring plans were recorded to restructuring charges in our condensed consolidated statements of operations.

The following table presents restructuring charges incurred by segment:

	Contract	Aftermarket
(in thousands)	Operations	Services	Other (1)	Total
Three months ended September 30, 2021
Pandemic restructuring	$—	$—	$224	$224
Property restructuring - other exit costs	—	—	19	19
Other restructuring	—	—	70	70
Total restructuring charges	$—	$—	$313	$313

Three months ended September 30, 2020
Organizational restructuring	$(20)	$—	$(13)	$(33)
Pandemic restructuring	546	644	245	1,435
Property restructuring
Loss on sale	—	—	915	915
Impairment loss	—	—	583	583
Total property restructuring	—	—	1,498	1,498
Total restructuring charges	$526	$644	$1,730	$2,900

Nine months ended September 30, 2021
Pandemic restructuring	$616	$145	$956	$1,717
Property restructuring
Impairment loss	—	—	9	9
Other exit costs	—	—	26	26
Total property restructuring	—	—	35	35
Other restructuring	—	—	201	201
Total restructuring charges	$616	$145	$1,192	$1,953

Nine months ended September 30, 2020
Organizational restructuring	$458	$625	$612	$1,695
Pandemic restructuring	1,932	931	980	3,843
Property restructuring
Loss on sale	—	—	915	915
Impairment loss	—	—	583	583
Total property restructuring	—	—	1,498	1,498
Total restructuring charges	$2,390	$1,556	$3,090	$7,036
(1)	Represents expense incurred within our corporate function and not directly attributable to our segments.

The following table presents restructuring charges incurred by cost type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Severance costs
Organizational restructuring	$—	$(33)	$—	$1,695
Pandemic restructuring	224	1,435	1,717	3,843
Total severance costs	224	1,402	1,717	5,538
Property disposal costs
Loss on sale	—	915	—	915
Impairment loss	—	583	9	583
Other exit costs	19	—	26	—
Total property disposal costs	19	1,498	35	1,498
Other restructuring costs	70	—	201	—
Total restructuring charges	$313	$2,900	$1,953	$7,036

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

Effective Tax Rate

The year-to-date effective tax rate for the nine months ended September 30, 2021 differed significantly from our statutory rate primarily due to unrecognized tax benefits and the limitation on executive compensation.

Unrecognized Tax Benefits

As of September 30, 2021, we believe it is reasonably possible that $2.8 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to September 30, 2022 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

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

The following table shows the calculation for net income (loss) attributable to common stockholders, which is used in the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$9,304	$18,332	$22,225	$(73,236)
Less: Earnings attributable to participating securities	(456)	(439)	(909)	(1,083)
Net income (loss) attributable to common stockholders	$8,848	$17,893	$21,316	$(74,319)

The following table shows the potential shares of common stock that were included in computing diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Weighted average common shares outstanding including participating securities	154,041	152,973	153,422	152,790
Less: Weighted average participating securities outstanding	(1,883)	(1,999)	(1,807)	(2,060)
Weighted average common shares outstanding used in basic net income (loss) per common share	152,158	150,974	151,615	150,730
Net dilutive potential common shares issuable:
On exercise of options and vesting of performance-based restricted stock units	138	57	152	—
On settlement of ESPP shares	1	7	2	—
Weighted average common shares outstanding used in diluted net income (loss) per common share	152,297	151,038	151,769	150,730

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income (loss) per common share as their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
On exercise of options where exercise price is greater than average market value for the period	15	85	27	102
On exercise of options and vesting of performance-based restricted stock units	—	—	—	57
On settlement of ESPP shares	—	—	—	19
Net dilutive potential common shares issuable	15	85	27	178

17. Derivatives

We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes.

As of September 30, 2021, we had $300.0 million notional value of interest rate swaps outstanding, which expire in March 2022 and were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. The counterparties to these derivative agreements are major financial institutions. We monitor the credit quality of these financial institutions and do not expect nonperformance by any counterparty, although such nonperformance could have an adverse effect on us. We have no collateral posted for our derivative instruments.

During the three months ended September 30, 2021, we dedesignated $125.0 million notional value of our interest rate swaps. The fair value of this interest rate swap immediately prior to dedesignation was a liability of $1.6 million. The associated amount in accumulated other comprehensive loss related to this interest rate swap is being amortized into interest expense over the remaining term of the swap through March 2022. Future changes in the fair value of the dedesignated interest rate swap will be recorded in interest expense.

The remaining $175.0 million notional value of our interest rate swaps continue to be designated as cash flow hedging instruments. Changes in the fair value of cash flow hedging instruments are recognized as a component of other comprehensive income (loss) until the hedged transaction affects earnings. At that time, amounts are reclassified into earnings to interest expense, the same statement of operations line item to which the earnings effect of the hedged item is recorded. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions unless the derivative contract contains a significant financing element, in which case, the cash settlements for these derivatives are classified as cash flows from financing activities.

We expect the hedging relationship to be highly effective as the interest rate swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate. We estimate that $2.6 million of the deferred pre-tax loss attributable to interest rate swaps included in accumulated other comprehensive loss at September 30, 2021 will be reclassified into earnings as interest expense at then-current values during the next 12 months as the underlying hedged transactions occur.

As of September 30, 2021, the weighted average effective fixed interest rate of our interest rate swaps was 1.8%.

The following table presents the effect of our derivative instruments on our condensed consolidated balance sheets:

(in thousands)	September 30, 2021	December 31, 2020
Interest rate swaps designated as cash flow hedging instruments
Accrued liabilities	$1,502	$4,810
Other liabilities	—	1,527
Total derivatives designated as cash flow hedging instruments	1,502	6,337

Interest rate swaps not designated as hedging instruments
Accrued liabilities	1,079	—

Total derivative liabilities	$2,581	$6,337

The following table presents the effect of our derivative instruments on our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Total amount of interest expense in which the effects of cash flow hedges and undesignated interest rate swaps are recorded	$25,508	$25,221	$82,711	$80,664

Interest rate swaps designated as cash flow hedging instruments
Pre-tax loss recognized in other comprehensive income (loss)	$(581)	$(87)	$(670)	$(8,399)
Pre-tax loss reclassified from accumulated other comprehensive loss into interest expense	(1,867)	(1,271)	(4,440)	(2,594)

Interest rate swaps not designated as hedging instruments
Gain recognized in interest expense	$532	$—	$532	$—

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

(in thousands)	September 30, 2021	December 31, 2020
Derivative liabilities	$2,581	$6,337

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

Compressors

During the nine months ended September 30, 2021, we recorded nonrecurring fair value measurements related to our idle and previously-culled compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The following table presents the fair value of our compressors impaired during 2021 and 2020:

(in thousands)	September 30, 2021	December 31, 2020
Impaired compressors	$3,896	$19,046

The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compressors being measured. Additional quantitative information related to our significant unobservable inputs follows:

	Range	Weighted Average (1)
Estimated net sale proceeds:
As of September 30, 2021	$0 - $621 per horsepower	$31 per horsepower
As of December 31, 2020	$0 - $289 per horsepower	$20 per horsepower
(1)	Calculated based on an estimated discount for market liquidity of 68% and 81% as of September 30, 2021 and December 31, 2020, respectively.

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

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

(in thousands)	September 30, 2021	December 31, 2020
Carrying amount of fixed rate debt (1)	$1,296,135	$1,295,867
Fair value of fixed rate debt	1,352,000	1,371,000
(1)	Carrying amounts are shown net of unamortized debt premium and unamortized deferred financing costs. See Note 9 (“Long-Term Debt”).

19. Stock-Based Compensation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Equity award expense	$2,900	$2,645	$8,741	$8,423
Liability award expense	127	243	1,121	537
Total stock-based compensation expense	$3,027	$2,888	$9,862	$8,960

The following table presents the activity of our stock-settled restricted stock awards, restricted stock units and performance-based restricted stock units and our cash-settled performance-based restricted stock units during the nine months ended September 30, 2021:

		Weighted
		Average
		Grant Date
		Fair Value
(shares in thousands)	Shares	Per Share
Non-vested, December 31, 2020	2,446	$9.69
Granted	1,287	11.20
Vested	(1,023)	9.95
Canceled	(72)	9.81
Non-vested, September 30, 2021 (1)	2,638	10.32
(1)	Comprised of 523 cash-settled units and 2,115 stock-settled awards and units.

As of September 30, 2021, we expect $16.2 million of unrecognized compensation cost related to our non-vested awards and units to be recognized over the weighted average period of 1.9 years.

20. Commitments and Contingencies

Performance Bonds

In the normal course of business we have issued performance bonds to various state authorities that ensure payment of certain obligations. We have also issued a bond to protect our 401(k) retirement plan against losses caused by acts of fraud or dishonesty. The bonds have expiration dates in 2021 through the fourth quarter of 2022, and maximum potential future payments of $1.5 million. As of September 30, 2021, we were in compliance with all obligations to which the performance bonds pertain.

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2021 and December 31, 2020, we accrued $5.7 million and $5.6 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. The tax contingencies mentioned above relate to tax matters for which we are responsible in managing the audit. As of December 31, 2020, we had an indemnification liability (including penalties and interest), in addition to the tax contingency above, of $1.6 million for our share of non-income-based tax contingencies related to audits being managed by Exterran Corporation. During the nine months ended September 30, 2021, these audits were settled and our indemnification liability was reduced to zero.

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

21. Related Party Transactions

In connection with the closing of the Elite Acquisition, we issued 21.7 million shares of our common stock to JDH Capital, an affiliate of our customer Hilcorp. As long as JDH Capital, together with affiliates of Hilcorp, owns at least 7.5% of our outstanding common stock, it will have the right to designate one director to our Board of Directors. As of September 30, 2021, JDH Capital owned 11.1% of our outstanding common stock.

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

Revenue from Hilcorp and affiliates was $9.5 million and $9.8 million during the three months ended September 30, 2021 and 2020, respectively, and $28.6 million and $30.7 million during the nine months ended September 30, 2021 and 2020, respectively. Accounts receivable, net due from Hilcorp and affiliates was $3.5 million and $3.9 million as of September 30, 2021 and December 31, 2020, respectively.

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

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes only sales to external customers.

	Contract	Aftermarket
(in thousands)	Operations	Services	Total
Three months ended September 30, 2021
Revenue	$158,911	$36,255	$195,166
Gross margin	97,631	5,603	103,234

Three months ended September 30, 2020
Revenue	$175,223	$30,408	$205,631
Gross margin	114,779	4,699	119,478

Nine months ended September 30, 2021
Revenue	$488,810	$97,402	$586,212
Gross margin	304,778	13,477	318,255

Nine months ended September 30, 2020
Revenue	$570,146	$105,498	$675,644
Gross margin	367,661	16,112	383,773

The following table reconciles total gross margin to income (loss) before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Total gross margin	$103,234	$119,478	$318,255	$383,773
Less:
Selling, general and administrative	28,839	18,681	80,000	78,052
Depreciation and amortization	45,280	47,279	135,185	145,950
Long-lived and other asset impairment	5,121	10,727	15,154	72,132
Goodwill impairment	—	—	—	99,830
Restructuring charges	313	2,900	1,953	7,036
Interest expense	25,508	25,221	82,711	80,664
Debt extinguishment loss	—	—	—	3,971
Gain on sale of assets, net	(15,393)	(9,146)	(29,549)	(11,073)
Other (income) expense, net	337	(324)	(1,634)	(1,317)
Income (loss) before income taxes	$13,229	$24,140	$34,435	$(91,472)

23. Impact of Hurricane

Hurricane Ida made landfall in Louisiana on August 29, 2021, causing operational disruptions, damage to compressors and a temporary shutdown of facilities in Louisiana that negatively impacted our financial performance in the quarter. During the three months ended September 30, 2021, we recorded $2.0 million in depreciation expense associated with the damaged assets.

We have notified our insurance underwriters and filed a claim for damages caused by Hurricane Ida and are working with an adjuster. We are evaluating and documenting the damage caused including finalizing inspections of damaged compressors and other property. As of September 30, 2021, we are unable to estimate the expected amount to be recovered from insurance, which will be subject to a deductible currently estimated at $0.9 million.

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

Recent Business Developments

July 2021 Dispositions

In July 2021, we completed sales of certain contract operations customer service agreements and approximately 575 compressors, comprising approximately 100,000 horsepower, used to provide compression services under those agreements, as well as other assets used to support the operations. We received cash consideration of $60.3 million for the sales and recorded gains on the sales of $13.0 million during the three and nine months ended September 30, 2021. The proceeds received from the sales were used to repay borrowings outstanding under our Credit Facility. See Note 3 (“Business Transactions”) to our Financial Statements for further details of this transaction.

February 2021 Disposition

In February 2021, we completed the sale of certain contract operations customer service agreements and approximately 300 compressors, comprising approximately 40,000 horsepower, used to provide compression services under those agreements as well as other assets used to support the operations. We recorded a gain on the sale of $6.0 million during the nine months ended September 30, 2021. See Note 3 (“Business Transactions”) to our Financial Statements for further details of this transaction.

COVID-19 Pandemic

Beginning in the first quarter of 2020, the COVID-19 pandemic caused a deterioration in global macroeconomic conditions, including a collapse in the demand for natural gas and crude oil coupled with an oversupply of crude oil, which led to substantial spending cuts by our customers and a decline in natural gas and crude oil production. This global response to the pandemic has adversely impacted our revenue and cash flows. Though demand and commodity prices have shown improvement since the lows reached in the second quarter of 2020 as economies have reopened and vaccine rollout is underway globally, the potential for additional surges and variants of the disease remains and as such, uncertainty still exists around the timing and magnitude of a full economic recovery.

The key driver of our business is the production of U.S. natural gas and crude oil. Changes in natural gas and crude oil production spending therefore typically result in changes in demand for our services. According to the U.S. Energy Information Administration’s October 2021 Short-Term Energy Outlook, U.S. dry natural gas and crude oil production is expected to increase 1% and decline 2%, respectively, in 2021 as producers continue to limit drilling and completion activity to achieve maintenance levels of production and cash flows in the course of the COVID-19 pandemic. U.S. production of both commodities is expected to increase in 2022 at a rate of 4% for dry natural gas and 6% for crude oil.

Our customers substantially cut spending and activity beginning in the second quarter of 2020 as a result of the significant declines in natural gas and crude oil prices and demand. Our horsepower, utilization and revenue have experienced declines and are expected to remain at lower levels in 2021 as compared to early 2020 and periods prior in both our contract operations and aftermarket services businesses. However, U.S. onshore activity is on the rise, which we expect will gradually result in higher demand for our business as we move into 2022.

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

Operating Highlights

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Total available horsepower (at period end)(1)	3,913	4,153	3,913	4,153
Total operating horsepower (at period end)(2)	3,196	3,465	3,196	3,465
Average operating horsepower	3,225	3,536	3,298	3,731
Horsepower utilization:
Spot (at period end)	82%	83%	82%	83%
Average	82%	85%	82%	86%
(1)	Defined as idle and operating horsepower. Includes new compressors completed by third party manufacturers that have been delivered to us.
(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

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

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of SG&A, depreciation and amortization, impairments, restructuring charges, interest expense, debt extinguishment loss, (gain) loss on sale of assets, net, other (income) expense, net and provision for (benefit from) income taxes. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income (loss) to gross margin:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$9,304	$18,332	$22,225	$(73,236)
Selling, general and administrative	28,839	18,681	80,000	78,052
Depreciation and amortization	45,280	47,279	135,185	145,950
Long-lived and other asset impairment	5,121	10,727	15,154	72,132
Goodwill impairment	—	—	—	99,830
Restructuring charges	313	2,900	1,953	7,036
Interest expense	25,508	25,221	82,711	80,664
Debt extinguishment loss	—	—	—	3,971
Gain on sale of assets, net	(15,393)	(9,146)	(29,549)	(11,073)
Other (income) expense, net	337	(324)	(1,634)	(1,317)
Provision for (benefit from) income taxes	3,925	5,808	12,210	(18,236)
Gross margin	$103,234	$119,478	$318,255	$383,773

Results of Operations: Summary of Results

Revenue

Revenue decreased to $195.2 million from $205.6 million during the three months ended September 30, 2021 and 2020, respectively, due to a decrease in revenue from our contract operations business that was partially offset by an increase in revenue from our aftermarket services business.

Revenue decreased to $586.2 million from $675.6 million during the nine months ended September 30, 2021 and 2020, respectively, due to decreases in revenue from our contract operations and aftermarket services businesses.

See “Contract Operations” and “Aftermarket Services” below for further details.

Net Income (Loss)

Net income was $9.3 million and $18.3 million during the three months ended September 30, 2021 and 2020, respectively. The decrease in net income was primarily driven by a decrease in gross margin of our contract operations business and an increase in SG&A, partially offset by an increase in gain on sale of assets, net and decreases in long-lived and other asset impairment, restructuring charges, depreciation and amortization and provision for income taxes.

We had net income of $22.2 million and a net loss of $73.2 million during the nine months ended September 30, 2021 and 2020, respectively. The change from net loss to net income was primarily driven by decreases in goodwill impairment, long-lived and other asset impairment, depreciation and amortization, restructuring charges and debt extinguishment loss, as well as an increase in gain on sale of assets, net. These changes were partially offset by decreases in gross margin of our contract operations and aftermarket services businesses and the change from a benefit from to a provision for income taxes.

Results of Operations: Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Contract Operations

	Three Months Ended
	September 30,		Increase
(dollars in thousands)	2021	2020	(Decrease)
Revenue	$158,911	$175,223	(9)%
Cost of sales (excluding depreciation and amortization)	61,280	60,444	1%
Gross margin	$97,631	$114,779	(15)%
Gross margin percentage (1)	61%	66%	(5)%
(1)	Defined as gross margin divided by revenue.

Revenue decreased primarily due to returns of horsepower amidst the market downturn, as well as the strategic disposition of horsepower in 2020 and 2021. Partially offsetting these decreases was an increase in contract operations rates, which was driven by customer shifts from standby to operating status.

Gross margin decreased due to the overall decrease in revenue discussed above, as total cost of sales was relatively unchanged quarter over quarter. Cost of sales increased due to a decrease in our sales and use tax benefit as the result of audit settlements in 2020 and no comparable settlements in 2021, and increases in lube oil expense, which was primarily due to an increase in commodity price, and start-up expense, which resulted from an increase in unit redeployment in 2021. These increases were substantially offset by decreases in maintenance and other operating expenses, which were driven by the lower operating horsepower discussed above.

Aftermarket Services

	Three Months Ended
	September 30,		Increase
(dollars in thousands)	2021	2020	(Decrease)
Revenue	$36,255	$30,408	19%
Cost of sales (excluding depreciation and amortization)	30,652	25,709	19%
Gross margin	$5,603	$4,699	19%
Gross margin percentage	15%	15%	0%

Revenue increased primarily due to an increase in parts sales and service activities as a result of an increase in customer demand that began in the second quarter of 2021.

Gross margin increased due to this increase in revenue and despite an increase in cost of sales, which was driven by the same increase in parts sales and service activities.

Costs and Expenses

	Three Months Ended
	September 30,
(in thousands)	2021	2020
Selling, general and administrative	$28,839	$18,681
Depreciation and amortization	45,280	47,279
Long-lived and other asset impairment	5,121	10,727
Restructuring charges	313	2,900
Interest expense	25,508	25,221
Gain on sale of assets, net	(15,393)	(9,146)
Other (income) expense, net	337	(324)

Selling, general and administrative. The increase in SG&A was primarily due to a $6.6 million change in sales and use tax from a benefit to expense as the result of audit settlements in 2020 and no comparable settlements in 2021, a $1.6 million increase in compensation and benefits, increases of $0.4 million in each of bad debt expense, professional expenses and information technology expenses, and a $0.3 million increase in employee travel and meeting expense.

Depreciation and amortization. The decrease in depreciation and amortization expense was primarily due to a decrease in depreciation expense resulting from assets reaching the end of their depreciable lives, the impact of compression and other asset sales during 2020 and early 2021 and a decrease in amortization expense as certain intangible assets reached the end of their useful lives. These decreases were partially offset by increases in depreciation expense associated with fixed asset additions during 2020 and early 2021 and the write-off of compression and building assets damaged by Hurricane Ida in the third quarter of 2021.

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

	Three Months Ended
	September 30,
(dollars in thousands)	2021	2020
Idle compressors retired from the active fleet	60	105
Horsepower of idle compressors retired from the active fleet	24,000	28,000
Impairment recorded on idle compressors retired from the active fleet	$5,120	$8,137

Also during the three months ended September 30, 2020, we impaired $1.7 million of capitalized implementation and unamortized prepaid costs related to the mobile workforce component of our multi-year process and technology transformation project. See Note 8 (“Hosting Arrangements”) to our Financial Statements for further details.

Restructuring charges. Restructuring charges of $0.3 million and $2.9 million during the three months ended September 30, 2021 and 2020, respectively, primarily consisted of severance and property disposal costs related to our restructuring activities. See Note 14 (“Restructuring Charges”) to our Financial Statements for further details.

Interest expense. Total interest expense was relatively unchanged due to a decrease in the average outstanding balance of long-term debt that offset the impact of an increase in the weighted average effective interest rate.

Gain on sale of assets, net. Our net gain on sale of assets during the three months ended September 30, 2021 was primarily the result of $13.0 million of gains recognized on the July 2021 Dispositions, which primarily related to the compression assets sold, and $2.2 million of gains recognized on other compression asset sales during the quarter.

Our net gain on sale of assets during the three months ended September 30, 2020 was primarily due to the $9.3 million gain on the July 2020 Disposition.

Other (income) expense, net. The change from net other income to net other expense was primarily driven by a $0.3 million reduction in indemnification expense recorded during the three months ended September 30, 2020 due to the settlement of an audit pursuant to our tax matters agreement with Exterran Corporation.

Provision for Income Taxes

	Three Months Ended
	September 30,		Increase
(dollars in thousands)	2021	2020	(Decrease)
Provision for income taxes	$3,925	$5,808	(32)%
Effective tax rate	30%	24%	6%

The decrease in provision for income taxes was primarily due to the tax effect of the decrease in book income during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Results of Operations: Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Contract Operations

	Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2021	2020	(Decrease)
Revenue	$488,810	$570,146	(14)%
Cost of sales (excluding depreciation and amortization)	184,032	202,485	(9)%
Gross margin	$304,778	$367,661	(17)%
Gross margin percentage	62%	64%	(2)%

Revenue decreased primarily due to returns of horsepower amidst the market downturn, as well as the strategic disposition of horsepower in 2020 and 2021.

Gross margin decreased due to the decrease in revenue, however, the decline was partially mitigated by the decrease in cost of sales. The lower operating horsepower discussed above drove a decrease in maintenance, freight and other operating expenses. Offsetting these decreases was a decrease in our sales and use tax benefit, which resulted from audit settlements in 2020 and no comparable settlements in 2021.

Aftermarket Services

	Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2021	2020	(Decrease)
Revenue	$97,402	$105,498	(8)%
Cost of sales (excluding depreciation and amortization)	83,925	89,386	(6)%
Gross margin	$13,477	$16,112	(16)%
Gross margin percentage	14%	15%	(1)%

Revenue decreased due to the impact of the sale of our turbocharger business in July 2020, as well as a decrease in service activities, which was primarily driven by customer deferral of maintenance activities amidst the market downturn. These decreases were partially offset by an increase in parts sales that resulted from an increase in customer demand beginning in the second quarter of 2021.

Gross margin decreased due to the decrease in revenue, however, the decline was partially mitigated by the decrease in cost of sales. The decrease in cost of sales was driven by the decrease in service activities and the sale of our turbocharger business, and was partially offset by the increase in parts sales. Excluding the impact of the July 2020 Disposition, gross margin was relatively unchanged.

Costs and Expenses

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Selling, general and administrative	$80,000	$78,052
Depreciation and amortization	135,185	145,950
Long-lived and other asset impairment	15,154	72,132
Goodwill impairment	—	99,830
Restructuring charges	1,953	7,036
Interest expense	82,711	80,664
Debt extinguishment loss	—	3,971
Gain on sale of assets, net	(29,549)	(11,073)
Other income, net	(1,634)	(1,317)

Selling, general and administrative. The increase in SG&A was primarily due to a $4.3 million increase in sales and use tax that was mainly driven by audit settlements in 2020 and no comparable settlements in 2021, partially offset by a $2.1 million decrease in bad debt expense and a $0.5 million decrease in employee travel and meeting expense.

Depreciation and amortization. The decrease in depreciation and amortization expense was primarily due to a decrease in depreciation expense resulting from assets reaching the end of their depreciable lives, the impact of compression and other asset impairments and sales during 2020 and early 2021 and a decrease in amortization expense as certain intangible assets reached the end of their useful lives. These decreases were partially offset by increases in depreciation expense associated with fixed asset additions during 2020 and early 2021 and the write-off of compression and building assets damaged by Hurricane Ida in 2021.

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

	Nine Months Ended
	September 30,
(dollars in thousands)	2021	2020
Idle compressors retired from the active fleet	175	640
Horsepower of idle compressors retired from the active fleet	61,000	235,000
Impairment recorded on idle compressors retired from the active fleet	$14,964	$69,542

Also during the nine months ended September 30, 2020, we impaired $1.7 million of capitalized implementation and unamortized prepaid costs related to the mobile workforce component of our multi-year process and technology transformation project. See Note 8 (“Hosting Arrangements”) to our Financial Statements for further details.

Goodwill impairment. During the nine months ended September 30, 2020, we recorded goodwill impairment of $99.8 million due to the decline in the fair value of our contract operations reporting unit. See Note 7 (“Goodwill”) to our Financial Statements for further details.

Restructuring charges. Restructuring charges of $2.0 million and $7.0 million during the nine months ended September 30, 2021 and 2020, respectively, primarily consisted of severance and property disposal costs related to our restructuring activities. See Note 14 (“Restructuring Charges”) to our Financial Statements for further details.

Interest expense. The increase in interest expense was primarily due to an increase in the weighted average effective interest rate and the $4.9 million write-off of unamortized deferred financing costs related to Amendment No. 3, partially offset by a decrease in the average outstanding balance of long-term debt.

Debt extinguishment loss. We recorded a debt extinguishment loss of $4.0 million during the nine months ended September 30, 2020 as a result of the redemption of the 2022 Notes. See Note 9 (“Long-Term Debt”) to our Financial Statements for further details.

Gain on sale of assets, net. Our net gain on sale of assets during the nine months ended September 30, 2021 was primarily the result of $13.0 million of gains recognized on the July 2021 Dispositions, the $6.0 million gain on the February 2021 Disposition and $8.6 million of gains recognized on other compression asset sales during the period.

Our net gain on sale of assets during the nine months ended September 30, 2020 was primarily due to the $9.3 million gain on the July 2020 Disposition, the $3.2 million gain on the March 2020 Disposition and a $2.5 million gain on other transportation and shop asset sales. These gains were partially offset by a $3.9 million loss on other compression asset sales during the period.

Other income, net. The increase in other income, net was primarily driven by a $0.4 million decrease in indemnification expense remitted pursuant to our tax matters agreement with Exterran Corporation.

Provision for (Benefit from) Income Taxes

	Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2021	2020	(Decrease)
Provision for (benefit from) income taxes	$12,210	$(18,236)	(167)%
Effective tax rate	35%	20%	15%

The change from a benefit from to a provision for income taxes was primarily due to the tax effect of the increase in book income during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

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

Maintenance capital expenditures are related to major overhauls of significant components of a compression package such as the engine, compressor and cooler, which return the components to a like-new condition but do not modify the application for which the compression package was designed.

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

Financial Resources

Credit Facility

During the nine months ended September 30, 2021 and 2020, the Credit Facility had an average daily balance of $310.9 million and $711.8 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 2.6% and 2.7% at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, there were $12.5 million letters of credit outstanding under the Credit Facility.

We must maintain certain consolidated financial ratios as defined in our Credit Facility agreement. As of September 30, 2021, the ratio requirements did not constrain our undrawn capacity and as such, $517.5 million was available for additional borrowings. As of September 30, 2021, we were in compliance with all covenants under the Credit Facility agreement.

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

See Note 9 (“Long-Term Debt”) to our Financial Statements for further details on Amendment No. 3.

At-the-Market Continuous Equity Offering Program

On February 23, 2021, we entered into the ATM Agreement whereby we may sell from time to time shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds of these offerings for general corporate purposes. During the nine months ended September 30, 2021, we sold 357,148 shares of common stock for net proceeds of $3.4 million pursuant to the ATM Agreement. See Note 11 (“Equity”) to our Financial Statements for further details on the ATM Agreement.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized below:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$208,725	$266,834
Investing activities	37,854	(81,995)
Financing activities	(244,188)	(187,048)
Net increase (decrease) in cash and cash equivalents	$2,391	$(2,209)

Operating Activities

The decrease in net cash provided by operating activities was primarily due to reduced cash inflows from revenue, deferred revenue and accounts receivable, as well as increased cash outflow for inventory, partially offset by decreased cash outflows for cost of sales, accounts payable and other liabilities, SG&A expenses, restructuring charges and interest paid on long-term debt and the receipt of additional cash proceeds from the July 2020 Disposition in the third quarter of 2021.

Investing Activities

The change from net cash used in to net cash provided by investing activities was primarily due to a $60.8 million increase in proceeds from business dispositions and other sales of property, plant and equipment and a $59.5 million decrease in capital expenditures.

Financing Activities

The increase in net cash used in financing activities was primarily due to a $56.0 million increase in net repayments of long-term debt, partially offset by $3.4 million of net proceeds from the issuance of common stock under the ATM Agreement during the nine months ended September 30, 2021.

Dividends

On October 28, 2021, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock to be paid on November 16, 2021 to stockholders of record at the close of business on November 9, 2021. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

Off-Balance Sheet Arrangements

For information on our obligations with respect to letters of credit and performance bonds see Note 9 (“Long-Term Debt”) and Note 20 (“Commitments and Contingencies”), respectively, to our Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our 2020 Form 10-K. Our exposures as of September 30, 2021 have not changed materially since December 31, 2020.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of September 30, 2021 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table summarizes our purchases of equity securities during the three months ended September 30, 2021:

Maximum
Number of Shares
			Total Number of	That May Yet be
		Average	Shares Purchased	Purchased Under
	Total Number	Price	as Part of Publicly	the Publicly
	of Shares	Paid per	Announced Plans	Announced Plans
	Purchased (1)	Share	or Programs	or Programs
July 1, 2021 — July 31, 2021	—	$—	N/A	N/A
August 1, 2021 — August 31, 2021	92,540	7.30	N/A	N/A
September 1, 2021 — September 30, 2021	—	—	N/A	N/A
Total	92,540	7.30	N/A	N/A
(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with the vesting of restricted stock awards during the period.

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

November 2, 2021