Form 10-K
period 2021-12-31
Archrock, Inc.
filed 2022-02-23
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2021: $1,191,894,665.

Number of shares of the common stock of the registrant outstanding as of February 16, 2022: 155,231,118 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2021 Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, are incorporated by reference into Part III of this Form 10-K.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2013 Plan	2013 Stock Incentive Plan
2020 Plan	2020 Stock Incentive Plan
2021 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2021
2021 Notes	$350.0 million of 6.00% senior notes due April 2021, issued in March 2013
2022 Notes	$350.0 million of 6.00% senior notes due October 2022, issued in April 2014
2027 Notes	$500.0 million of 6.875% senior notes due April 2027, issued in March 2019
2028 Notes	$800.0 million of 6.25% senior notes due April 2028, $500.0 million of which was issued in December 2019, $300.0 million of which was issued in December 2020
Amendment No. 2	Amendment No. 2 to Credit Agreement, dated November 8, 2019, which amended that Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
Amendment No. 3	Amendment No. 3 to Credit Agreement, dated February 22, 2021, which amended that Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
AMNAX	Alerian Midstream Energy Index
AMZ	Alerian MLP Index
Archrock, our, we, us	Archrock, Inc., individually and together with its wholly-owned subsidiaries
ASU 2016-13	Accounting Standards Update No. 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2020-04	Accounting Standards Update No. 2020-04—Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting
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
Elite Acquisition

Transaction completed on August 1, 2019 pursuant to the Asset Purchase Agreement entered into with Elite Compression on June 23, 2019, whereby we acquired from Elite Compression substantially all of its assets and certain liabilities

Elite Compression	Elite Compression Services, LLC
EPA	U.S. Environmental Protection Agency
ERP	Enterprise Resource Planning
ESG	Environmental, Social and Governance
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	United Kingdom Financial Conduct Authority

February 2021 Disposition	Sale completed in February 2021 of certain contract operations customer service agreements, compressors and other assets
Financial Statements	Consolidated financial statements included in Part IV Item 15 of this 2021 Form 10-K
GAAP	U.S. generally accepted accounting principles
Harvest	Harvest Four Corners, LLC
Harvest Sale	Transaction completed on August 1, 2019 pursuant to the Asset Purchase Agreement entered into with Harvest on June 23, 2019
Hilcorp	Hilcorp Energy Company
IRS	Internal Revenue Service
JDH Capital	JDH Capital Holdings, L.P.
July 2021 Dispositions	Sales completed in July 2021 of certain contract operations customer service agreements, compressors and other assets
July 2020 Disposition	Sale completed in July 2020 of the turbocharger business included within our aftermarket services segment
LIBOR	London Interbank Offered Rate
March 2020 Disposition	Sale completed in March 2020 of certain contract operations customer service agreements, compressors and other assets
MMb/d	Million barrels per day
NAAQS	National Ambient Air Quality Standards
NOL	Net operating loss
NSPS	New Source Performance Standards
OSHA	Occupational Safety and Health Act
OTC	Over-the-counter, as related to aftermarket services parts and components
Paris Agreement	Resulting agreement of the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change held in Paris, France
Partnership	Archrock Partners, L.P., together with its subsidiaries
POTUS	President of the United States of America
ppb	Parts per billion
RCRA	Resource Conservation and Recovery Act
ROU	Right-of-use, as related to the lease model under Accounting Standards Codification Topic 842 Leases
S&P 500	S&P 500 Composite Stock Price Index
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Spin-off

Spin-off completed in November 2015 of our international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation

U.S.	United States of America
VOC	Volatile organic compounds
Working Group	Working Group on the Social Cost of Greenhouse Gases
Williams Partners	Williams Partners, L.P.

FORWARD-LOOKING STATEMENTS

This 2021 Form 10-K contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this 2021 Form 10-K are forward-looking statements within the meaning of Section 21E of the Exchange Act, including, without limitation, statements regarding the effects of the COVID-19 pandemic on our business, operations, customers and financial condition; our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and pay dividends; the expected amount of our capital expenditures; anticipated cost savings; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this 2021 Form 10-K. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from those in these forward-looking statements are described in Part I Item 1A “Risk Factors” and Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2021 Form 10-K.

All forward-looking statements included in this 2021 Form 10-K are based on information available to us on the date of this 2021 Form 10-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this 2021 Form 10-K.

PART I

Item 1. Business

We were incorporated in February 2007 as a wholly-owned subsidiary of Universal Compression Holdings, Inc. In August 2007, Universal Compression Holdings, Inc. and Hanover Compressor Company merged into our wholly-owned subsidiaries and we became the parent entity of Universal Compression Holdings, Inc. and Hanover Compressor Company, named “Exterran Holdings, Inc.” In November 2015, we completed the Spin-off of our international contract operations, international aftermarket services and global fabrication business into a standalone public company operating as “Exterran Corporation,” and we were renamed “Archrock, Inc.”

We are an energy infrastructure company with a pure-play focus on midstream natural gas compression. We are the leading provider of natural gas compression services to customers in the oil and natural gas industry throughout the U.S., in terms of total compression fleet horsepower, and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. Our business supports a must-run service that is essential to the production, processing, transportation and storage of natural gas. The natural gas that we help transport satisfies demand from electricity generation, heating and cooking and the industrial and manufacturing sectors. Our geographic diversity, technically experienced personnel and large fleet of natural gas compression equipment enable us to provide reliable contract operations services to our customers.

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

Natural Gas Compression Industry Overview

Natural gas compression is a mechanical process whereby the pressure of a given volume of natural gas is increased to a desired higher pressure for transportation from one point to another. It is essential to the production and transportation of natural gas. Compression is also critical to minimizing flaring and reducing the waste of natural gas and natural gas liquids that results from insufficient gathering and processing capacity.

Compression is typically required throughout the natural gas production and transportation cycle, including at the wellhead, throughout gathering and distribution systems, into and out of processing and storage facilities and along intrastate and interstate pipelines. Our service offerings focus primarily on midstream applications, with 77% of our operating fleet being used in the gathering and processing cycle stages. The remaining 23% of our operating fleet is used in gas lift applications.

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

Gas Lift Applications. Compression is used to reinject natural gas into producing oil wells to help lift liquids to the surface, which is known as natural gas lift. These applications utilize low- to mid-range horsepower compression equipment located at or near the wellhead or large horsepower compression equipment of over 1,000 horsepower for a centralized gas lift system servicing multiple wells.

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

During the years ended December 31, 2021, 2020 and 2019, we generated 83%, 84% and 80%, respectively, of our total revenue from contract operations.

Compression Fleet

The compressors that we own and use to provide contract operations services are predominantly large horsepower, which we define as greater than 1,000 horsepower per unit, and consist primarily of reciprocating compressors driven by natural gas-powered engines. Additionally, we provide a small but growing number of electric motor-driven compressors. Our fleet is largely standardized around major components and key suppliers, which minimizes our fleet operating costs and maintenance capital requirements, reduces inventory costs, facilitates low-cost compressor resizing and improves technical proficiency in our maintenance and overhaul operations, which in turn allows us to achieve higher uptime while maintaining lower operating costs.

All of our compressors are designed to automatically shut down if operating conditions deviate from a pre-determined range and are also equipped with telematic devices that enable us to remotely monitor the units. We maintain field service locations from which our field technicians service and overhaul our fleet. Our equipment undergoes routine and preventive maintenance in accordance with our established maintenance schedules, standards and procedures, which we update as technology changes and as our operations group develops new techniques and procedures to better service our equipment. In our experience, these maintenance practices maximize equipment life and unit availability, minimize emissions, minimize avoidable downtime and reduce the overall maintenance expenditures over the equipment life. As of December 31, 2021, the average age of our operating fleet was 11 years.

The following table summarizes the size of our natural gas compression fleet as of December 31, 2021:

		Aggregate
	Number	Horsepower	% of
	of Units	(in thousands)	Horsepower
0 — 1,000 horsepower per unit	2,291	745	19%
1,001 — 1,500 horsepower per unit	1,424	1,923	50%
Over 1,500 horsepower per unit	604	1,210	31%
Total	4,319	3,878	100%

General Terms of our Contract Operations Service Agreements

We typically enter into a master service agreement with each customer that sets forth the general terms and conditions of our services, and then enter into a separate supplemental service agreement for each distinct site at which we provide contract operations services. The following describes select material terms common to our standard contract operations service agreements.

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

Fees and Expenses. Our customers pay a fixed monthly fee for our contract operations services, which generally is based on expected natural gas volumes and pressures associated with a specific application, and are required to pay a reduced monthly fee during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. We are typically responsible for the costs and expenses associated with our compression equipment except for fuel gas, which is provided by our customers.

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

Aftermarket Services Overview

Our aftermarket services business sells parts and components and provides operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment. We believe that we are particularly well-qualified to provide these services because our highly experienced operating personnel have access to the full range of our compression services and facilities. In addition, our aftermarket services business provides opportunities to cross-sell our contract operations services. During the years ended December 31, 2021, 2020 and 2019, we generated 17%, 16% and 20%, respectively, of our total revenue from aftermarket services.

Competitive Strengths

We believe we have the following key competitive strengths:

Large horsepower. We have the largest fleet of large horsepower equipment among all outsourced compression service providers in the U.S. As of December 31, 2021, 80% of our fleet, as measured by operating horsepower, was comprised of units that exceed 1,000 horsepower per unit. We believe the trends driving demand for large horsepower units will continue. These trends include (i) high levels of associated gas production from shale wells, which is generally produced at a lower initial pressure than dry gas wells, (ii) pad drilling, which brings multiple wells to a single well site with larger volumes of gas, (iii) increasing well lateral lengths, which increase natural gas flow through gas gathering systems, and (iv) high probability drilling programs that allow for efficient infrastructure planning.

Excellent customer service. We operate in a relationship-driven, service-intensive industry and therefore need to provide superior customer service. We believe that our regionally-based network, local presence, experience and in-depth knowledge of our customers’ operating needs and growth plans enable us to respond to our customers’ needs and meet their evolving demands on a timely basis. In addition, we focus on achieving a high level of reliability for the services we provide in order to maximize uptime and our customers’ production levels. We guarantee our customers 98% availability in all of our contract operations service agreements, and during the year ended December 31, 2021, our availability was 99.3%. Our sales efforts concentrate on demonstrating our commitment to enhancing our customers’ cash flows through superior customer service and after-market support.

Superior safety performance. We believe our collective safety performance is pivotal to the success of our business and is of primary importance to our customers. We have a strong safety culture and a proven ability to safely manage our business in a variety of commodity and economic environments. Our safety-centric culture has consistently produced industry-leading safety performance for many years, including a 2021 total recordable incident rate of 0.10.

Large and stable customer base. We have strong relationships with a deep base of midstream companies and natural gas and crude oil producers. Our contract operations revenue base is sourced from approximately 400 customers operating throughout all major U.S. natural gas and crude oil producing regions.

Fee-based cash flows. We charge a fixed monthly fee for our contract operations services and a reduced monthly fee during periods of limited or disrupted natural gas flows. Our compression packages, on average, operate at a customer location for approximately three years. We believe this fee structure and the longevity of our operations reduces volatility and enhances the stability and predictability of our cash flows.

Diversified geographic footprint. We operate in substantially all major natural gas and crude oil producing regions in the U.S. Increased size and geographic density offer compression services providers operating and cost advantages. As the number of compression locations and size of the compression fleet increases, the number of required sales, administrative and maintenance personnel increases at a lesser rate, resulting in operational efficiencies and potential cost advantages. Additionally, broad geographic scope allows compression service providers to more efficiently provide services to all customers, particularly those with compression applications in remote locations. Our large fleet and numerous operating locations throughout the U.S., combined with our ability to efficiently move equipment among producing regions, mean that we are not dependent on production activity in any particular region. We believe our size, geographic scope and broad customer base give us more flexibility in meeting our customers’ needs than many of our competitors and provide us with improved operating expertise and business development opportunities.

Long operating history. We have a long, sustained history of operating in the compression industry and a robust database of fleet financial and operating metrics that provides an advantage compared to our younger competitors. We have extensive experience working with our customers to meet their evolving needs.

Financial resilience and flexibility. We have historically shown and are committed to maintaining capital discipline and financial strength, which is critical in a cyclical industry and business such as ours. Maintaining ample liquidity and a prudent balance sheet supports our ability to continue to deliver on our long-term strategies and positions us to take advantage of future growth opportunities as they arise.

Technology Transformation. As of the end of 2021, we had completed several major phases of a process and technology transformation project that enables us to harness technology in all aspects of our business to drive operational efficiencies and enhance our value proposition to our customers. Our investments have focused on the automation of workflows, integration of digital and mobile tools for our field service technicians and expanded remote monitoring capabilities of our vehicle and compressor fleets. We expect this project to, among other things, help us achieve increased asset uptime, improve the efficiency of our field service technicians, improve our supply chain and inventory management and reduce our emissions and carbon footprint, thereby improving our profitability as discussed further below in “Business Strategies.”

Business Strategies

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

Capitalize on the long-term fundamentals for the U.S. natural gas compression industry. We believe our ability to efficiently meet our customers’ evolving compression needs, our long-standing customer relationships and our large compression fleet will enable us to capitalize on what we believe are favorable long-term fundamentals for the U.S. natural gas compression industry. These fundamentals include significant natural gas resources in the U.S., increased unconventional natural gas and crude oil production, decreasing natural reservoir pressures and expected increased natural gas demand in the U.S. from the growth of liquefied natural gas exports, exports of natural gas via pipeline to Mexico, power generation and industrial uses.

Improve profitability. We are focused on increasing productivity and optimizing our processes. As of the end of 2021, we had completed several major phases of a process and technology transformation project that replaced our existing ERP, supply chain and inventory management systems and expanded the remote monitoring capabilities of our compression fleet. By using technology to make our systems and processes more efficient, we intend to lower our internal costs and improve our profitability over time. Implementing telematics and advanced data analysis across our fleet will enable us to respond more quickly and optimally to downtime events, minimize prolonged troubleshooting, prevent unnecessary unit touches and stops, which are the primary cause of wear and tear of the equipment, and, ultimately, predict failures before they occur. We expect this will increase the number of units a field service technician can oversee and also reduce vehicle miles traveled and fuel consumption, thereby also reducing emissions.

In addition, we continue to focus on increasing the percentage of large horsepower equipment within our fleet in order to capitalize on the trends that have been driving, and that we believe will continue to drive, demand for large horsepower units. As part of this strategy, we sold 147,000 and 74,000 non-core horsepower during the years ended December 31, 2021 and 2020, respectively, which drove an increase in our large operating horsepower from 74% of our fleet as of year end 2019, to 80% as of December 31, 2021.

Optimize our business to generate attractive returns. We plan to continue to invest in strategically growing our business both organically and through third-party acquisitions. We see opportunities to grow our contract operations business over the long term by putting idle units back to work and profitably adding new horsepower in key growth areas. In addition, because a large amount of compression equipment is owned by natural gas and crude oil producers, processors, gatherers, transporters and storage providers, we believe there will be additional opportunities for our aftermarket services business to provide services and parts to support the operation of this equipment.

Oil and Natural Gas Industry Cyclicality and Volatility

Demand for our products and services is correlated to natural gas and crude oil production. Fluctuations in energy prices can affect the levels of expenditures by our customers, production volumes and ultimately, demand for our products and services, however, we believe our contract operations business is typically less impacted by commodity prices for the following reasons:

•	fee-based contracts minimize our direct commodity price exposure;
•	the natural gas we use as fuel for our compression packages is supplied by our customers, further reducing our direct exposure to commodity price risk;
•	compression services are a necessary part of midstream energy infrastructure that facilitate the transportation of natural gas through gathering systems;
•	our contract operations business is tied primarily to natural gas and crude oil production, transportation and consumption, which are generally less cyclical in nature than exploration and new well drilling and completion activities;
•	the need for compression services and equipment has grown over time due to the increased production of natural gas, the natural pressure decline of natural gas-producing basins and the increased percentage of natural gas production from unconventional sources; and
•	our compression packages operate at a customer location for an average of approximately three years, during which time our customers are generally required to pay a fixed monthly fee for our contract operations services or a reduced monthly fee during periods of limited or disrupted natural gas flows.

Seasonal Fluctuations

Our results of operations have not historically reflected any material seasonal tendencies and we do not believe that seasonal fluctuations will have a material impact on us in the foreseeable future.

Market, Suppliers and Customers

We conduct our contract operations activities in substantially all major natural gas and crude oil producing areas throughout the U.S.

We have pricing agreements in place with all of our primary suppliers of compression equipment, parts and services, including Ariel, Waukesha and Caterpillar and its distributors, and work closely with these key suppliers on value engineering, to lower total lifecycle cost and improve equipment reliability. Though we rely on these suppliers to a significant degree, we believe alternative sources for compression equipment, parts and services are generally available.

Our customer base consists primarily of companies engaged in all aspects of the oil and gas industry, including large integrated and independent natural gas and crude oil producers, processors, gatherers and transporters. We have entered into preferred vendor arrangements with some of our customers that give us preferential consideration for their compression needs. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing. During the years ended December 31, 2021, 2020 and 2019, our five most significant customers collectively accounted for 31%, 28% and 25%, respectively, of our contract operations and aftermarket services revenue. No single customer accounted for 10% or more of our revenue during the years ended December 31, 2021, 2020 and 2019.

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

Competition

The natural gas compression services business is highly competitive with low barriers to entry. Overall, we experience considerable competition from companies that may be able to more quickly adapt to changing technology within our industry and changes in economic conditions as a whole, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. We believe we are competitive with respect to price, equipment availability, customer service, flexibility in meeting customer needs, technical expertise and quality and reliability of our compression packages and related services. See “Competitive Strengths” above for further discussion.

Governmental Regulation

Environmental Regulation

Our operations are subject to stringent and complex U.S. federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment and to occupational safety and health. Compliance with these environmental laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory and remedial obligations and the issuance of injunctions delaying or prohibiting operations. We believe that our operations are in substantial compliance with applicable environmental, health and safety laws and regulations and that continued compliance with currently applicable requirements would not have a material adverse effect on us. However, the trend in environmental regulation has been to place more restrictions on activities that may affect the environment, and thus, any changes in these laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal, emission or remediation requirements could have a material adverse effect on our results of operations and financial position.

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

New Source Performance Standards. In June 2016, the EPA issued final regulations amending the NSPS for the oil and natural gas source category and applying to sources of emissions of methane and VOC from certain processes, activities and equipment that is constructed, modified or reconstructed after September 18, 2015. Specifically, the regulation contains both methane and VOC standards for several emission sources not previously covered by the NSPS, such as fugitive emissions from compressor stations and pneumatic pumps and methane standards for certain emission sources that are already regulated for VOC, such as equipment leaks at natural gas processing plants. The amendments also establish methane standards for a subset of equipment that the current NSPS regulates, including reciprocating compressors and pneumatic controllers, and extend the current VOC standards to the remaining unregulated equipment.

While the EPA in 2020 adopted deregulatory amendments to the 2016 rule that removed the transmission and storage segments from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities, that 2020 rulemaking was voided by action of Congress and the President effective June 30, 2021. As a result, the 2016 rules became effective again immediately. Further, in November 2021, the EPA proposed the framework for more stringent methane rules for newer sources, along with emissions standards that will for the first time be applicable to existing sources. The actual proposed rule language is expected to be published in early 2022, and a final rule likely in the second half of 2022, following a public notice and comment period. The current administration and the EPA have indicated that additional rule proposals on oil and gas-related methane emissions are in the works.

Meanwhile, several states — including, most notably, New Mexico and Colorado — have been developing their own more stringent methane rules that will or are anticipated to impose additional requirements on the industry and that may be effective sooner than any new EPA rules. We, together with a consortium of other Gas Compressor Association member companies, were actively involved in the rulemaking effort in New Mexico, including working directly with the New Mexico Environmental Department and participating in the New Mexico Environmental Improvement Board’s hearing in late 2021.

We do not believe that the current rules will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet definitively predict the impact of any revision of the current rules or issuance of new rules, which impact could be material.

National Ambient Air Quality Standards. On October 1, 2015, the EPA issued a new NAAQS ozone standard of 70 ppb, which is a tightening from the 75 ppb standard set in 2008. This new standard became effective on December 28, 2015, and the EPA completed designating attainment/non-attainment regions under the revised ozone standard in 2018. In November 2016, the EPA proposed an implementation rule for the 2015 NAAQS ozone standard, but the agency has yet to issue a final implementation rule. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. By law, the EPA must review each NAAQS every five years. In December 2018 and again in December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS ozone standard. Those decisions have been subject to judicial challenge. In October 2021, the EPA revealed in court filings that it will revisit the December 2020 decision to retain the existing ozone standard. We do not believe continued implementation of the NAAQS ozone standard will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet predict the impact, if any, of any new Federal Implementation Plan or of the possible reconsideration and issuance of new NAAQS standards.

General. New environmental regulations and proposals similar to these, when finalized, and any other new regulations requiring the installation of more sophisticated pollution control equipment or the adoption of other environmental protection measures, could have a material adverse impact on our business, financial condition, results of operations and cash flows. Notably, opposition to energy development and infrastructure projects has led to regulatory and judicial challenges to new facilities, including compression facilities, in states such as Massachusetts and Virginia. While we have not directly faced any such challenges to the facilities at which we provide contract operations and know of no pending or threatened efforts targeting those facilities, expanded opposition to energy infrastructure, including facilities at which we provide contract operations, could potentially give rise to material impacts in the future.

Climate Change

Climate change legislation and regulatory initiatives may arise from a variety of sources, including international, national, regional and state levels of government and associated administrative bodies, seeking to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane.

Congress has previously considered legislation to restrict or regulate emissions of greenhouse gases. Energy legislation and other initiatives continue to be proposed that may be relevant to greenhouse gas emissions issues. Almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our natural gas-powered compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations. The $1 trillion legislative infrastructure package passed by Congress in November 2021 includes a number of climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events, and clean energy and transportation investments. Significant additional legislative proposals are also under consideration in Congress in early 2022 that reportedly could provide significant funding for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change.

Independent of Congress, the EPA has promulgated regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. In 2021, we did not operate any facilities that were subject to these reporting obligations. In addition, the EPA rules provide air permitting requirements for certain large sources of greenhouse gas emissions. The requirement for large sources of greenhouse gas emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward, but is not expected to cause us to incur material costs. As noted above, the EPA has undertaken efforts to regulate emissions of methane, considered a greenhouse gas, in the oil and gas sector, with the development of additional, more stringent rules under way.

In an executive order issued on January 20, 2021, the POTUS asked the heads of all executive departments and agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increases in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” The current administration adopted an interim social cost of carbon of $51 per ton in February 2021, with an updated cost figure expected early in 2022. That figure is intended to be used to guide federal decisions on the costs and benefits of various policies and approvals, although such efforts have been the subject of a series of judicial challenges. At this time, we cannot determine whether the administration’s efforts on social cost or other interagency climate efforts will lead to any particular actions that give rise to a material adverse effect on our business, financial condition, results of operations and cash flows.

At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. While the Agreement did not impose direct requirements on emitters, national plans to meet its pledge could have resulted in new regulatory requirements. In November 2019, however, plans were formally announced for the U.S. to withdraw from the Paris Agreement with an effective exit date in November 2020. In April 2021, the current administration announced reentry of the U.S. into the Paris Agreement along with a new “nationally determined contribution” for U.S. greenhouse gas emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. Those national commitments by themselves create no binding requirements on individual companies or facilities, but they do provide indications of the current administration’s policy direction and the types of legislative and regulatory requirements—such as the EPA’s proposed methane rules—that may be needed to achieve those commitments. Relatedly, the U.S. and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. With the exception of those proposed EPA methane rules, which were announced by the POTUS at the United Nations Climate Change Conference in Glasgow in November 2021, we cannot predict whether re-entry into the Paris Agreement or pledges made in connection therewith will result in any particular new regulatory requirements or whether such requirements will cause us to incur material costs.

Although it is not currently possible to predict how these executive orders, national commitments or any proposed or future greenhouse gas or climate change legislation or regulation promulgated by Congress, the states or multi-state regions will impact our business, any regulation of greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Water Discharges

The CWA and analogous state laws and their implementing regulations impose restrictions and strict controls with respect to the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In addition, the CWA regulates storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification. Four of our facilities have applied for and obtained industrial wastewater discharge permits and/or have sought coverage under local wastewater ordinances. U.S. federal laws also require development and implementation of spill prevention, controls and countermeasure plans, including appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak at such facilities. The definition of “waters of the United States” and, relatedly, the scope of CWA jurisdiction, have been the subject of notable rulemaking efforts and judicial challenges over several decades. As a result of judicial and regulatory action, different approaches to the definitions adopted in 2015 and in 2020 by the EPA and the Army Corps of Engineers were stayed or vacated during 2021, with the effect of restoring to effectiveness rules and guidance from the mid-1980s.  In the meantime, the current administration is developing new rules intended to provide a legally durable definition designed to clarify and stabilize the scope of the agencies’ jurisdiction. In January 2022, the U.S. Supreme Court agreed to take up the issue of the appropriate scope of CWA jurisdiction.

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

On January 21, 2021, the POTUS issued an executive order on protecting worker health and safety, the stated goal of which is to protect the health and safety of workers from COVID-19. In the executive order, Department of Labor leaders and, in some cases, the leaders of other Federal Departments are called on to, among other things, issue revised guidance to employers on workplace safety during the pandemic, consider whether emergency temporary standards (e.g., mask in the workplace) are necessary, review OSHA enforcement efforts related to COVID-19, focus those enforcement efforts on violations that put the largest number of workers at serious risk or are contrary to anti-retaliation principles and coordinate with State and local government entities responsible for public employee safety. The widespread availability of COVID-19 vaccines and apparent improvements in health outcomes present important opportunities for the safe operation of our business.

On November 5, 2021, OSHA issued an Emergency Temporary Standard requiring most employers of over 100 employees to require workers to be vaccinated or to wear masks and be tested weekly. However, on January 13, 2022, the U.S. Supreme Court granted emergency relief staying the implementation of that OSHA standard pending further review in the lower courts. The current administration has announced that it will continue to urge employers to take steps to safeguard worker health and will use its existing authorities to hold businesses accountable for doing so. Additionally, there is the possibility that individual states may implement “vaccinate or test” requirements similar to the stayed OSHA standard. While we have robust measures in place that meet or exceed current applicable requirements with respect to the COVID-19 pandemic, at this time we do not know if or how any additional developments with the pandemic, or any regulatory initiatives adopted in response to it, will affect our operations. We will continue to monitor and act in accordance with applicable law and in the best interests of our employees and those with whom we interact.

Human Capital

As of December 31, 2021, we had approximately 1,100 employees and had a presence in 41 states. None of our employees are subject to a collective bargaining agreement.

We consider our employees to be our greatest asset and believe that our success depends on our ability to attract, develop and retain our employees. Diversity and inclusion are foundational to our leadership approach and our focus is on how our actions and the actions of our employees foster diversity and inclusion in our everyday activities at Archrock. We support diversity in hiring, as is reflected in the diversity of our Board of Directors, of which three of nine directors are gender or ethnically diverse. Similarly, one third of our executive leadership team is female and 40% of our total workforce is gender or ethnically diverse.

We support gender and ethnic pay equity and believe we offer competitive and comprehensive compensation and benefits packages that include annual bonuses, stock awards, an employee stock purchase plan, a 401(k) plan with employer contribution, healthcare and insurance benefits, health savings and flexible spending accounts with employer contribution, paid time off, family leave, an employee assistance program and tuition assistance, among many others.

We believe in the ultimate goal of serving as the best corporate citizen possible and are dedicated to inspiring and empowering our employees to operate continuously according to our core values of safety, service, integrity, respect and pride. To that end, the Nominating and Corporate Governance Committee of our Board of Directors provides oversight of our policies, practices and programs regarding the promotion of diversity and inclusion within our company and the health and safety of our employees and communities.

Safety, Health and Wellness

The success of our business is fundamentally connected to the well-being of our people and so we are committed to the safety, health and wellness of our employees.

Safety is a core value of our company, and safety performance is a key measure of success that has been included in our short-term incentive program for over 15 years. We actively promote the highest standards of safety behavior and environmental awareness and strive to meet or exceed all applicable local and national regulations. “Stop the Job” is an adopted edict that establishes the obligation of and provides the authority to all employees to stop any task or operation where they perceive that a risk to people, the environment or assets is not properly controlled. We believe that all incidents are preventable and that through proper training, planning and hazard recognition, we can achieve a workplace with zero incidents. To this end, we created the TARGET ZERO program that includes over 90 safety and environmental procedures, and their necessary tools, equipment and training, that are designed to foster a mindset that integrates safety into every work process. Through this program, we have successfully lowered our total recordable incident rate from 0.54 in 2019, to 0.25 in 2020, and to 0.10 in 2021, and it will be our continuous goal that we achieve a rate of zero in all future periods.

We also provide our employees and their families with access to a variety of flexible and convenient health and wellness programs that support the maintenance or improvement of our employees’ physical and mental health and encourage engagement in healthy behaviors, including our employee-led RockFIT program that develops and sponsors corporate health and fitness challenges throughout the year.

Response to COVID-19 Pandemic

Beginning in 2020, we took swift action regarding employee well-being in response to the COVID-19 pandemic, establishing a multidisciplinary team, with representation from human resources, health safety and environment, facilities and information technology, to develop a pandemic response plan. We implemented comprehensive protocols to protect the health and safety of our employees, customers and communities, including contactless parts pickup for field employees and customers and mandated social distancing and additional personal protection equipment requirements in the field. We adopted remote work for office-based employees and all travel deemed non-essential was eliminated. Office occupancy in 2021 varied based on conditions in the local area. Since the start of the pandemic, we have provided increased signage, sanitizer, fresh air flow, personal protective equipment and frequent cleaning services at all office locations.

Talent Development

We invest significant resources to develop the talent needed to provide our industry-leading natural gas compression services. We work closely with suppliers to develop training programs for our field service technicians. Our field service technicians are supported by a dedicated training team and collectively completed over 27,000 hours of operational and technical training during 2021. Every new hire field employee enters a program whereby they are assigned an experienced mentor, for an average of six months, under whose direct supervision they apply their classroom learning in the real world setting.

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

Available Information

Our website address is www.archrock.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the SEC. Information on our website is not incorporated by reference in this 2021 Form 10-K or any of our other securities filings. Paper copies of our filings are also available, without charge, from Archrock, Inc., 9807 Katy Freeway, Suite 100, Houston, Texas 77024, Attention: Investor Relations. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers who file electronically with the SEC. The SEC’s website address is www.sec.gov.

Additionally, we make available free of charge on our website:

•	our Code of Business Conduct;
•	our Corporate Governance Principles; and
•	the charters of our audit, compensation and nominating and corporate governance committees.

Item 1A. Risk Factors

As described in “Forward-Looking Statements,” this 2021 Form 10-K contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occur, our business, financial condition, results of operations and cash flows could be negatively impacted.

Industry and General Economic Risks

The COVID-19 pandemic may continue to negatively affect demand for our services, and may continue to have a material adverse impact on our financial condition, results of operations and cash flows.

COVID-19 continues to impact public health, economic growth, supply chains and markets. While the magnitude and duration of potential social, economic and labor instability as a direct result of the COVID-19 pandemic cannot be estimated at this time, we continue to closely monitor the effects of the pandemic on commodity demands and on our customers, as well as on our operations and employees. These effects may include adverse revenue and net income effects, disruptions to our operations and supply chain, customer shutdowns of oil and gas exploration and production, employee impacts from illness, school closures and other community response measures, and temporary inaccessibility or closures of our facilities or the facilities of our customers and suppliers.

The extent to which our operating and financial results continue to be affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic, additional actions by businesses and governments in response to the pandemic and the speed and effectiveness of responses to combat the virus. The COVID-19 pandemic may materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.

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

Our business is highly competitive and there are low barriers to entry. Our competitors may be able to more quickly adapt to technological changes within our industry and changes in economic and market conditions as a whole, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. Our ability to renew or replace existing contract operations service agreements with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors. If our competitors substantially increase the resources they devote to the development and marketing of competitive products, equipment or services or substantially decrease the price at which they offer their products, equipment or services, we may not be able to compete effectively.

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

Any acquisition involves potential risks, including, among other things:

•	an inability to successfully integrate the businesses we acquire;
•	the assumption of unknown liabilities;
•	limitations on rights to indemnity from the seller;
•	mistaken assumptions about the cash generated or anticipated to be generated by the business acquired or the overall costs of equity or debt;
•	the diversion of management’s attention from other business concerns;
•	unforeseen operating difficulties; and
•	customer or key employee losses at the acquired businesses.

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

In connection with the closing of the Elite Acquisition, we issued 21.7 million shares of our common stock to JDH Capital, an affiliate of our customer Hilcorp. As long as JDH Capital, together with affiliates of Hilcorp, owns at least 7.5% of our outstanding common stock, it will have the right to designate one director to our Board of Directors. As of December 31, 2021, JDH Capital owned 11.1% of our outstanding common stock. Given its ownership level and board representation, JDH Capital may have some influence over our operations and strategic direction and may have interests that conflict with the interests of other equity and debt holders.

While we paid quarterly dividends of $0.145 per share of common stock during the year ended December 31, 2021, there can be no assurance that we will pay dividends in the future.

We paid quarterly cash dividends of $0.145 per share of common stock during the year ended December 31, 2021. We cannot provide assurance that we will, at any time in the future, again generate sufficient surplus cash that would be available for distribution to the holders of our common stock as a dividend or that our Board of Directors would determine to use any such surplus or our net profits to pay a dividend.

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

At December 31, 2021, we had $1.5 billion in outstanding debt obligations, net of unamortized debt premiums and unamortized deferred financing costs. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors.

Our substantial debt and associated commitments could have important adverse consequences to our liquidity, particularly to the extent our borrowing capacity becomes covenant restricted. For example, these commitments could:

•	make it more difficult for us to satisfy our contractual obligations;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to fund future working capital, capital expenditures, acquisitions or other corporate requirements;
•	increase our vulnerability to interest rate fluctuations because the interest payments on a portion of our debt are based upon variable interest rates and a portion can adjust based on our credit statistics;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•	place us at a disadvantage compared to our competitors that have less debt or less restrictive covenants in such debt; and
•	limit our ability to incur indebtedness in the future.

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

Our Credit Facility is also subject to financial covenants, including the following ratios, as defined in the corresponding agreement:

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

If we were to anticipate non-compliance with these financial ratios, we may take actions to maintain compliance with them. These actions include reductions in our general and administrative expenses, capital expenditures or the payment of cash distributions. Any of these measures may reduce the amount of cash available for payment of dividends and the funding of our business requirements, which could have an adverse effect on our business, operations, cash flows or the price of our common stock.

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

As of December 31, 2021, we were in compliance with all covenants under the Debt Agreements.

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

After taking into consideration interest rate swaps, we did not have any outstanding indebtedness that was subject to variable interest rates as of December 31, 2021. However, our interest rate swaps mature in the first quarter of 2022, at which time all borrowings under our Credit Facility will be subject to variable interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow must be used to service our debt obligations. Any increase in our interest expense could negatively impact our results of operations and cash flows, including our ability to pay dividends in the future.

Uncertainty relating to the phasing out of LIBOR may adversely affect the market value of our current or future debt obligations, including our Credit Facility.

On May 3, 2021, the FCA announced that certain U.S. dollar LIBOR rates, including the 1-month rate used to determine the amount of interest payable related to borrowings under our Credit Facility, will cease to be provided after June 30, 2023. In the U.S., efforts to identify a set of alternative U.S. dollar reference interest rates that could replace LIBOR include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. Our Credit Facility agreement requires that we execute an amendment that establishes an alternate reference rate should the 1-month U.S. dollar LIBOR cease to be published, to be agreed upon by us and the lenders under the facility. The alternate reference rate selected may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on any current or future debt obligations, including the Credit Facility, if U.S. dollar LIBOR was available in its current form. Replacement of the 1-month U.S. dollar LIBOR may, therefore, materially adversely affect the market value of, the applicable interest rate on and the amount of interest paid on our current or future debt obligations, including the Credit Facility.

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

Our five most significant customers collectively accounted for 31%, 28% and 25% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively. Our services are provided to these customers pursuant to contract operations service agreements, which typically have an initial term of 12 to 48 months and continue thereafter until terminated by either party with 30 days’ advance notice. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

Many of our contract operations service agreements have short initial terms and are cancelable on short notice after the initial term, and we cannot be sure that such contracts will be extended or renewed after the end of the initial contractual term. Any such nonrenewals, or renewals at reduced rates or the loss of contracts with any significant customer could adversely impact our results of operations.

The length of our contract operations service agreements with customers varies based on operating conditions and customer needs. Our initial contract terms typically are not long enough to enable us to recoup the cost of the equipment we utilize to provide contract operations services, and these contracts are typically cancelable on short notice after the initial term. We cannot be sure that a substantial number of these contracts will be extended or renewed by our customers or that any of our customers will continue to contract with us. The inability to negotiate extensions or renew a substantial portion of our contract operations services contracts, the renewal of such contracts at reduced rates, the inability to contract for additional services with our customers or the loss of all or a significant portion of our services contracts with any significant customer could lead to a reduction in revenue and net income and could require us to record asset impairments. This could have a material adverse effect upon our business, results of operations, financial condition and cash flows.

Labor and Supply Chain Risks

Our ability to manage and grow our business effectively may be adversely affected if we lose management or operational personnel.

We believe that our ability to hire, train and retain qualified personnel will continue to be challenging and important. The supply of experienced operational and field personnel, in particular, decreases as other energy companies’ needs for the same personnel increase. Our ability to grow and to continue our current level of service to our customers will be adversely impacted if we are unable to successfully hire, train and retain these important personnel. In addition, the cost of labor has increased and may continue to increase in the future with increases in demand, which could require us to incur additional costs and negatively impact our results of operations.

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

If we are unable to purchase compression equipment, in particular, on a timely basis to meet the demands of our customers, our existing customers may terminate their contractual relationships with us, or we may not be able to compete for business from new or existing customers, which, in each case, could have a material adverse effect on our business, results of operations and financial condition. Further, supply chain bottlenecks resulting from the COVID-19 pandemic could adversely affect our ability to obtain necessary materials, parts or lube oil used in our operations or increase the costs of such items. A significant increase in the price of such equipment, materials and services, as a result of the COVID-19 pandemic or otherwise, could have a negative impact on our business, results of operations, financial condition and cash flows.

Information Technology and Cybersecurity Risks

We may not realize the intended benefits of our process and technology transformation project, which could have an adverse effect on our business.

In the fourth quarter of 2018, we began a process and technology transformation project, which has, among other things, replaced our existing ERP, supply chain and inventory management systems and expanded the remote monitoring capabilities of our compression fleet. By using technology to make our systems and processes more efficient, we intend to lower our internal costs and improve our profitability over time. However, the implementation of the process and technology transformation project has required significant capital and other resources from which we may not realize the benefits we expect to realize. Any such difficulties could have an adverse effect on our business, results of operations and financial condition.

Threats of cyber-attacks or terrorism could affect our business.

We may be threatened by problems such as cyber-attacks, computer viruses or terrorism that may disrupt our operations and harm our operating results. Our industry requires the continued operation of sophisticated information technology systems and network infrastructure. Despite our implementation of security measures, our technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism and other causes. If our information technology systems were to fail and we were unable to recover in a timely way, we may be unable to fulfill critical business functions, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our ability to use any NOLs generated by us could be substantially limited if we were to experience an “ownership change” as defined under Section 382 of the Code. In general, an “ownership change” would occur if our “5-percent stockholders,” as defined under Section 382 of the Code, including certain groups of persons treated as “5-percent stockholders,” collectively increased their ownership in us by more than 50 percentage points over a rolling three-year period. An ownership change can occur as a result of a public offering of our common stock, as well as through secondary market purchases of our common stock and certain types of reorganization transactions. We have experienced ownership changes, which may result in an annual limitation on the use of its pre-ownership change NOLs (and certain other losses and/or credits) equal to the equity value of our stock immediately before the ownership change, multiplied by the long-term tax-exempt rate for the month in which the ownership change occurs. Due to the COVID-19 pandemic, the U.S. Federal Reserve has lowered the long-term tax-exempt rate. Market volatility due to reduced demand from the COVID-19 pandemic and oil oversupply and the related decrease in our equity value may cause increased interest in our common stock, which may result in an additional ownership change. Both of these changes could further limit our use of pre-ownership change NOLs if we experience an additional ownership change. Furthermore, the IRS has recently proposed regulations that would prevent us from using unrealized built-in gains to increase this limitation. If these regulations were finalized and we experienced an ownership change our ability to use our NOLs may be limited. Such a limitation could, for any given year, have the effect of increasing the amount of our U.S. federal income tax liability, which would negatively impact the amount of after-tax cash available for distribution to our stockholders and our financial condition.

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

On January 27, 2021, the POTUS issued an executive order directing the Secretary of the Interior to pause all new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices in light of potential climate and other impacts associated with oil and natural gas activities thereon. Some legal challenges to the suspension have been successful and the current administration has resumed leasing activities, although there are substantial indications that future leasing activities will involve more stringent environmental conditions.

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

While we cannot predict the ultimate outcome of such recent developments, if new or more stringent U.S. federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities and perhaps even be precluded from drilling wells. Any such restrictions could reduce demand for our contract operations services, and as a result could have a material adverse effect on our business, financial condition, results of operations and cash flows.

New regulations, proposed regulations and proposed modifications to existing regulations under the CAA, if implemented, could result in increased compliance costs.

In June 2016, the EPA issued final regulations amending the NSPS for the oil and natural gas source category and applying to sources of emissions of methane and VOC from certain processes, activities and equipment that is constructed, modified or reconstructed after September 18, 2015. Specifically, the regulation contains both methane and VOC standards for several emission sources not previously covered by the NSPS, such as fugitive emissions from compressor stations and pneumatic pumps and methane standards for certain emission sources that are already regulated for VOC, such as equipment leaks at natural gas processing plants. The amendments also establish methane standards for a subset of equipment that the current NSPS regulates, including reciprocating compressors and pneumatic controllers, and extend the current VOC standards to the remaining unregulated equipment.

While the EPA in 2020 adopted deregulatory amendments to the 2016 rule that removed the transmission and storage segments from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities, that 2020 rulemaking was voided by action of Congress and the President effective June 30, 2021. As a result, the 2016 rules became effective again immediately. Further, in November 2021, the EPA proposed the framework for more stringent methane rules for newer sources, along with emissions standards that will for the first time be applicable to existing sources. The actual proposed rule language is expected to be published in early 2022, and a final rule likely in the second half of 2022, following a public notice and comment period. The current administration and the EPA have indicated that additional rule proposals on oil and gas-related methane emissions are in the works.

Meanwhile, several states—including, most notably, New Mexico and Colorado—have been developing their own more stringent methane rules that will or are anticipated to impose additional requirements on the industry and that may be effective sooner than any new EPA rules. We, together with a consortium of other Gas Compressor Association member companies, were actively involved in the rulemaking effort in New Mexico, including working directly with the New Mexico Environmental Department and participating in the New Mexico Environmental Improvement Board’s hearing in late 2021.

We do not believe that the current rules will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet definitively predict the impact of any revision of the current rules or issuance of new rules, which impact could be material.

On October 1, 2015, the EPA issued a new NAAQS ozone standard of 70 ppb, which is a tightening from the 75 ppb standard set in 2008. This new standard became effective on December 28, 2015, and the EPA completed designating attainment/non-attainment regions under the revised ozone standard in 2018. In November 2016, the EPA proposed an implementation rule for the 2015 NAAQS ozone standard, but the agency has yet to issue a final implementation rule. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. By law, the EPA must review each NAAQS every five years. In December 2018 and again in December 2020, the EPA announced that it was retaining without revision the 2015 NAAQS ozone standard. Those decisions have been subject to judicial challenge. In October 2021, the EPA revealed in court filings that it will revisit the December 2020 decision to retain the existing ozone standard. We do not believe continued implementation of the NAAQS ozone standard will have a material adverse impact on our business, financial condition, results of operations or cash flows, but we cannot yet predict the impact, if any, of any new Federal Implementation Plan or of the possible reconsideration and issuance of new NAAQS standards.

New environmental regulations and proposals similar to these, when finalized, and any other new regulations requiring the installation of more sophisticated pollution control equipment or the adoption of other environmental protection measures, could have a material adverse impact on our business, financial condition, results of operations and cash flows. Notably, opposition to energy development and infrastructure projects has led to regulatory and judicial challenges to new facilities, including compression facilities, in states such as Massachusetts and Virginia. While we have not directly faced any such challenges to the facilities at which we provide contract operations and know of no pending or threatened efforts targeting those facilities, expanded opposition to energy infrastructure, including facilities at which we provide contract operations, could potentially give rise to material impacts in the future.

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

Environmental laws and regulations may, in certain circumstances, impose strict liability for environmental contamination, which may render us liable for remediation costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could negatively impact our financial condition, profitability and results of operations. Moreover, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties and the issuance of injunctions delaying or prohibiting operations. Notably, the current administration has indicated an intention to expand environmental enforcement efforts, and that it plans to target for enhanced enforcement locations and violations that involve harm to minority and low-income communities that historically have faced disproportionate environmental burdens.

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

Climate change legislation and regulatory initiatives may arise from a variety of sources, including international, national, regional and state levels of government and associated administrative bodies, seeking to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane.

Congress has previously considered legislation to restrict or regulate emissions of greenhouse gases. Energy legislation and other initiatives continue to be proposed that may be relevant to greenhouse gas emissions issues. Almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our natural gas-powered compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations. The $1 trillion legislative infrastructure package passed by Congress in November 2021 includes a number of climate-focused spending initiatives targeted at climate resilience, enhanced response and preparation for extreme weather events, and clean energy and transportation investments. Significant additional legislative proposals are also under consideration in Congress in early 2022 that reportedly could provide significant funding for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change.

Independent of Congress, the EPA has promulgated regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. In 2021, we did not operate any facilities that were subject to these reporting obligations. In addition, the EPA rules provide air permitting requirements for certain large sources of greenhouse gas emissions. The requirement for large sources of greenhouse gas emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward, but is not expected to cause us to incur material costs. As noted above, the EPA has undertaken efforts to regulate emissions of methane, considered a greenhouse gas, in the oil and gas sector, with the development of additional, more stringent rules under way.

In an executive order issued on January 20, 2021, the POTUS asked the heads of all executive departments and agencies to review and take action to address any federal regulations, orders, guidance documents, policies and any similar agency actions promulgated during the prior administration that may be inconsistent with or present obstacles to the administration’s stated goals of protecting public health and the environment, and conserving national monuments and refuges. The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases, which is called on to, among other things, capture the full costs of greenhouse gas emissions, including the “social cost of carbon,” “social cost of nitrous oxide” and “social cost of methane,” which are “the monetized damages associated with incremental increases in greenhouse gas emissions,” including “changes in net agricultural productivity, human health, property damage from increased flood risk, and the value of ecosystem services.” The current administration adopted an interim social cost of carbon of $51 per ton in February 2021, with an updated cost figure expected early in 2022. That figure is intended to be used to guide federal decisions on the costs and benefits of various policies and approvals, although such efforts have been the subject of a series of judicial challenges. At this time, we cannot determine whether the administration’s efforts on social cost or other interagency climate efforts will lead to any particular actions that give rise to a material adverse effect on our business, financial condition, results of operations and cash flows.

At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. While the Agreement did not impose direct requirements on emitters, national plans to meet its pledge could have resulted in new regulatory requirements. In November 2019, however, plans were formally announced for the U.S. to withdraw from the Paris Agreement with an effective exit date in November 2020. In April 2021, the current administration announced reentry of the U.S. into the Paris Agreement along with a new “nationally determined contribution” for U.S. greenhouse gas emissions that would achieve emissions reductions of at least 50% relative to 2005 levels by 2030. Those national commitments by themselves create no binding requirements on individual companies or facilities, but they do provide indications of the current administration’s policy direction and the types of legislative and regulatory requirements—such as the EPA’s proposed methane rules—that may be needed to achieve those commitments. Relatedly, the U.S. and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. With the exception of those proposed EPA methane rules, which were announced by the POTUS at the United Nations Climate Change Conference in Glasgow in November 2021, we cannot predict whether re-entry into the Paris Agreement or pledges made in connection therewith will result in any particular new regulatory requirements or whether such requirements will cause us to incur material costs.

Although it is not currently possible to predict how these executive orders, national commitments or any proposed or future greenhouse gas or climate change legislation or regulation promulgated by Congress, the states or multi-state regions will impact our business, any regulation of greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table describes the material facilities that we owned or leased at December 31, 2021:

Location	Status	Square Feet	Use by Segment
Houston, Texas	Leased	75,000	Corporate office — Contract Operations and Aftermarket Services
Brookwood, Alabama	Leased	14,000	Contract Operations and Aftermarket Services
Bakersfield, California	Leased	18,000	Aftermarket Services
Greeley, Colorado	Leased	10,000	Contract Operations and Aftermarket Services
Broussard, Louisiana	Owned	89,000	Aftermarket Services
Houma, Louisiana	Owned	60,000	Contract Operations and Aftermarket Services
Gaylord, Michigan	Leased	13,000	Contract Operations and Aftermarket Services
Carlsbad, New Mexico	Leased	6,000	Contract Operations and Aftermarket Services
Farmington, New Mexico	Owned	62,000	Aftermarket Services
Oklahoma City, Oklahoma	Leased	41,000	Contract Operations and Aftermarket Services
Waynoka, Oklahoma	Owned	13,000	Contract Operations and Aftermarket Services
Yukon, Oklahoma	Owned	85,000	Contract Operations and Aftermarket Services
Tunkhannock, Pennsylvania	Leased	9,000	Contract Operations and Aftermarket Services
West Alexander, Pennsylvania	Leased	15,000	Contract Operations and Aftermarket Services
Asherton, Texas	Leased	9,000	Contract Operations and Aftermarket Services
Big Lake, Texas	Leased	12,000	Contract Operations and Aftermarket Services
Brenham, Texas	Owned	10,000	Contract Operations
Bridgeport, Texas	Leased	12,000	Contract Operations and Aftermarket Services
Cotulla, Texas	Leased	10,000	Contract Operations and Aftermarket Services
Kenedy, Texas	Leased	11,000	Contract Operations and Aftermarket Services
Marshall, Texas	Leased	11,000	Contract Operations and Aftermarket Services
Midland, Texas	Owned	51,000	Contract Operations and Aftermarket Services
Pecos, Texas	Leased	10,000	Contract Operations and Aftermarket Services
Victoria, Texas	Owned	23,000	Contract Operations and Aftermarket Services
Victoria, Texas	Owned	66,000	Contract Operations and Aftermarket Services
Zapata, Texas	Leased	24,000	Contract Operations and Aftermarket Services
Evansville, Wyoming	Leased	15,000	Contract Operations and Aftermarket Services
Rock Springs, Wyoming	Leased	9,000	Contract Operations and Aftermarket Services

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “AROC.” On February 16, 2022, the closing price of our common stock was $8.57 per share.

The performance graph below shows the cumulative total stockholder return on our common stock compared with the S&P 500, AMNAX and AMZ indices over the five-year period beginning on December 31, 2016. The results are based on an investment of $100 in each of our common stock, the S&P 500, the AMNAX and the AMZ. The graph assumes reinvestment of dividends and adjusts all closing prices and dividends for stock splits.

In 2021, we added the AMZ index to the performance graph. We are an energy infrastructure company in the midstream space that derives our cash flows from fee-based contract operations services. Similarly, the AMZ includes several small and mid-cap midstream companies that derive their cash flows from fee-based energy infrastructure activities.

Comparison of Five Year Cumulative Total Return

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this 2021 Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

Holders

As of February 16, 2022, there were approximately 1,770 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by banks, brokers and other nominees.

Securities Authorized for Issuance under Equity Compensation Plans

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2021 Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table summarizes our purchases of equity securities during the three months ended December 31, 2021:

Maximum
Number of Shares
			Total Number of	That May Yet be
		Average	Shares Purchased	Purchased Under
	Total Number	Price	as Part of Publicly	the Publicly
	of Shares	Paid per	Announced Plans	Announced Plans
	Purchased (1)	Share	or Programs	or Programs
October 1, 2021 — October 31, 2021	—	$—	N/A	N/A
November 1, 2021 — November 30, 2021	6,656	8.39	N/A	N/A
December 1, 2021 — December 31, 2021	—	—	N/A	N/A
Total	6,656	8.39	N/A	N/A
(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with the vesting of restricted stock awards during the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements, the notes thereto, and the other financial information appearing elsewhere in this 2021 Form 10-K. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Forward-Looking Statements” and Part I Item 1A “Risk Factors” in this 2021 Form 10-K.

This section primarily discusses 2021 and 2020 items and comparisons between these years. For a discussion of changes from 2019 to 2020 and other financial information related to 2019, refer to Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 23, 2021.

Overview

We are an energy infrastructure company with a pure-play focus on midstream natural gas compression. We are the leading provider of natural gas compression services to customers in the oil and natural gas industry throughout the U.S., in terms of total compression fleet horsepower, and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. Our business supports a must-run service that is essential to the production, processing, transportation and storage of natural gas. The natural gas that we help transport satisfies demand from electricity generation, heating and cooking and the industrial and manufacturing sectors. Our geographic diversity, technically experienced personnel and large fleet of natural gas compression equipment enable us to provide reliable contract operations services to our customers.

We operate in two business segments:

•	Contract Operations. Our contract operations business is comprised of our owned fleet of natural gas compression equipment that we use to provide compression operations services to our customers.
•	Aftermarket Services. Our aftermarket services business provides a full range of services to support the compression needs of our customers that own compression equipment, including operations, maintenance, overhaul and reconfiguration services and sales of parts and components.

Significant 2021 Transactions

July 2021 Dispositions

In July 2021, we completed sales of certain contract operations customer service agreements and approximately 575 compressors, comprising approximately 100,000 horsepower, used to provide compression services under those agreements, as well as other assets used to support the operations. We received cash consideration of $60.3 million for the sales and recorded gains on the sales of $13.0 million during the year ended December 31, 2021. The proceeds received from the sales were used to repay borrowings outstanding under our Credit Facility. See Note 4 (“Business Transactions”) to our Financial Statements for further details of these transactions.

February 2021 Disposition

In February 2021, we completed the sale of certain contract operations customer service agreements and approximately 300 compressors, comprising approximately 40,000 horsepower, used to provide compression services under those agreements as well as other assets used to support the operations. We recorded a gain on the sale of $6.0 million during the year ended December 31, 2021. See Note 4 (“Business Transactions”) to our Financial Statements for further details of this transaction.

Amendment No. 3 to our Credit Facility

In February 2021, we amended our Credit Facility to, among other things, reduce the aggregate revolving commitment from $1.25 billion to $750.0 million and adjust the maximum Senior Secured Debt to EBITDA and Total Debt to EBITDA ratios. We incurred $1.8 million in transaction costs and wrote off $4.9 million of unamortized deferred financing costs as a result of Amendment No. 3. See Note 14 (“Long-Term Debt”) to our Financial Statements for further details of this amendment.

At-the-Market Continuous Equity Offering Program

In February 2021, we entered into an ATM Agreement whereby we may sell, from time to time, shares of our common stock for an aggregate offering price of up to $50.0 million. We use the proceeds of these offerings for general corporate purposes. During the year ended December 31, 2021, we sold 357,148 shares of common stock for net proceeds of $3.4 million pursuant to this agreement. See Note 16 (“Equity”) to our Financial Statements for further details of this agreement.

Trends and Outlook

The key driver of our business is the production of U.S. natural gas and crude oil. Approximately 77% of our operating fleet is deployed for midstream natural gas gathering applications, with the remaining fleet being used in gas lift applications to enhance crude oil production. Changes in natural gas and crude oil production spending therefore typically result in changes in demand for our services.

Spending on natural gas and crude oil exploration and production typically declines when there is a significant and prolonged reduction in natural gas and crude oil prices or significant instability in energy markets, and increases during periods of rising prices and market stability. As our business is so closely aligned with production and is typically less directly impacted by commodity prices, we are not exposed to the volatility often faced in shorter-cycle oil field service businesses.

COVID-19 Pandemic

Beginning in the first quarter of 2020, the COVID-19 pandemic caused a deterioration in global macroeconomic conditions, including a collapse in the demand for natural gas and crude oil coupled with an oversupply of crude oil, which led to substantial spending cuts by our customers and a decline in natural gas and crude oil production. This global response to the pandemic adversely impacted our revenue and cash flows. Though demand and commodity prices have shown improvement since the lows reached in the second quarter of 2020, the potential for additional surges and variants of the disease remains and as such, uncertainty still exists around the timing and potential for a full economic recovery.

Our customers substantially cut spending and activity beginning in the second quarter of 2020 as a result of the significant declines in natural gas and crude oil prices and demand and consequently, our horsepower, utilization and revenue experienced declines and remained at lower levels in 2021, as compared to early 2020 and periods prior, in both our contract operations and aftermarket services businesses. In addition to the decline in revenue, the impact of the COVID-19 pandemic on our results is primarily visible in the $99.8 million non-cash impairment of goodwill and the impairment’s resulting $22.7 million tax benefit in the first quarter of 2020. Cost of sales, SG&A, long-lived and other asset impairment and restructuring charges have also been significantly impacted. See “Financial Results of Operations” below and Note 9 (“Goodwill”), Note 18 (“Long-Lived and Other Asset Impairment”), Note 19 (“Restructuring Charges”) and Note 20 (“Income Taxes”) to our Financial Statements for further discussion.

Current Trends

In 2019, increased global demand for U.S. natural gas and crude oil production contributed to increased production for both resources and record U.S. natural gas production. Production fell sharply, however, in the second quarter of 2020 as a result of the global response to the COVID-19 pandemic, and remained at depressed levels until the latter half of 2021, at which point production rose relatively consistently through the remainder of the year. According to the EIA’s February 2022 Short-Term Energy Outlook, average U.S. dry natural gas and crude oil production in 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Average dry natural gas production (Bcf/d)	93.6	91.3	92.0
Average crude oil production (MMb/d)	11.2	11.3	12.2

The increases in production in 2019 resulted in strong demand for our compression services in that year and into the first quarter of 2020. Additionally, we increased our investment in new fleet units in 2019 to take advantage of improved market conditions. As a result of this increased demand and investment, our contract operations revenue and average operating horsepower increased 15% and 10%, respectively, in 2019. In 2020, however, the decrease in demand and production brought on by the COVID-19 pandemic drove revenue and average operating horsepower to below 2019 levels, where they remained through all of 2021, as producers limited drilling and completion activity to achieve maintenance levels of production and cash flows in the course of the pandemic.

Similar decreases in demand as a result of the pandemic were seen in our aftermarket services business, where we experienced a rise in customer deferrals of maintenance activities throughout 2020 and the beginning of 2021, before demand picked up in the second quarter of 2021 and continued to improve through the remainder of the year.

Outlook

The EIA forecasts the following year-over-year changes in its February 2022 Short-Term Energy Outlook:

	Increase (Decrease)
	2022	2023
U.S. dry natural gas production	3%	2%
U.S. crude oil production	7%	5%
U.S. natural gas domestic consumption	2%	(1)%
Liquefied natural gas exports	16%	7%

Overall, natural gas and crude oil production is expected to increase in 2022 and 2023, returning to pre-COVID-19 levels in 2023, as U.S. onshore activity continues the rise it began in mid-2021. Accordingly, we anticipate demand for our compression services to also increase as we move into 2022.

Longer term, per the EIA’s 2021 Annual Energy Outlook, the EIA expects dry natural gas production to increase 12%, 17% and 33% through 2025, 2030 and 2050, respectively. Natural gas provides an affordable and reliable solution that we believe will play a prominent role in a cleaner energy mix, even as energy generation from renewables increases. We believe that the U.S. natural gas compression services industry continues to have growth potential over time due to, among other things, increased natural gas production in the U.S. from unconventional sources, aging producing natural gas fields that will require more compression to continue producing the same volume of natural gas and expected increased demand for natural gas in the U.S. for power generation, industrial uses and exports, including liquefied natural gas exports and exports of natural gas via pipeline to Mexico. We expect that such an increase in demand for U.S. natural gas will in turn lead to continued strong demand for compression services.

Regarding our aftermarket services business, the base of owned compression in the U.S. has increased over the past several years, which we believe will help sustain our aftermarket services business over the long term.

Key Challenges and Uncertainties

In addition to general market conditions in the oil and gas industry – those caused by the COVID-19 pandemic and otherwise – and competition in the natural gas compression industry, we believe the following represent the key challenges and uncertainties we will face in the future.

Capital Requirements and the Availability of External Sources of Capital. We have funded a significant portion of our capital expenditures and acquisitions through borrowings under the Credit Facility and have issued a substantial amount of debt, which could limit our ability to fund future planned capital expenditures. Current conditions could limit our ability to access the debt and equity markets to raise capital on affordable terms in 2022 and beyond. If we are not successful in raising capital within the time period required or at all, we may not be able to fund these capital expenditures, which could impair our ability to grow or maintain our business.

Cost Management. In anticipation of lower customer activity levels in response to the COVID-19 pandemic, we implemented a plan in the second quarter of 2020 to significantly reduce our annual operating, corporate and capital costs, many aspects of which we continued to execute on throughout 2021 and expect to continue in the foreseeable future. In addition, in order to improve our operations and further reduce operating expenses, we are investing significant resources into a process and technology transformation project that has, among other things, replaced our existing ERP, supply chain and inventory management systems and expanded the remote monitoring capabilities of our compression fleet. Cost management continues to be challenging, however, and there is no guarantee that our efforts will result in a reduction in our operating expenses. Natural gas production growth and resulting demand for our services, once resumed in full, could cause us to experience increased operating expenses as we hire employees and incur additional expenses needed to support the rebound in market demand.

Further, we depend on suppliers for the materials, parts, equipment and lube oil necessary to our operations, which exposes us to volatility in prices. Significant price increases for these inputs could adversely affect our operating profits. Supply chain bottlenecks resulting from the COVID-19 pandemic could also adversely affect our ability to obtain, or increase the cost of, such items. While we generally attempt to mitigate the impact of increased prices through strategic purchasing decisions, diversification of our supplier base, where possible, and the passing along of increased costs to customers, there may be a time delay between the increased commodity prices and the ability to increase the price of our services.

Labor. We believe that our ability to hire, train and retain qualified personnel will continue to be important. Although we have been able to historically satisfy our personnel needs, retaining employees in our industry continues to be a challenge. Our ability to grow and to continue our current level of service to our customers will depend in part on our success in hiring, training and retaining our employees, including those employees impacted by our headcount reduction and furloughs through the course of the COVID-19 pandemic. Further, the cost of labor has increased and may continue to increase in the future with increases in demand, which will require us to incur additional costs.

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

Dry natural gas production, one of the key drivers of our business, increased 10% in 2019, decreased 1% in 2020, increased 3% in 2021, and is expected to increase 12% in 2022 through 2025. We believe that, similar to the rapid drops in customer demand and associated revenue experienced in 2020, our revenue will increase closely behind the pickup in customer demand as the COVID-19 pandemic runs its course. Long term, we expect to return to the more traditional cycle in which production growth increases demand for compression services, which results in increases in revenue and gross margin, though on a lag of several quarters or more.

Customer deferrals. Our aftermarket services revenue decreased in 2020 and 2019 as customers deferred near-term maintenance activities. We saw a decrease in these deferrals beginning in the second quarter of 2021, and we believe the large installed base of owned compression in the U.S. supports the long-term fundamentals of the aftermarket services business, however, the timing of a full recovery is difficult to predict, particularly in light of the economic downturn caused by the COVID-19 pandemic. In the meantime, we remain focused on cost management and the higher margin business within our aftermarket services operations.

Increasing customer focus on free cash flow. Prior to the COVID-19 pandemic, many of our customers had begun transitioning their business model to focus on sustainable free cash flow generation rather than growth, and the COVID-19 pandemic has further fueled this change in focus. We expect this transition to have a positive impact on the industry in the long term, as we anticipate the change will reduce volatility through cycles and improve the financial strength of our customers. In the near term, however, we can expect this transition, combined with the impact of the COVID-19 pandemic, to result in a modest natural gas production growth rate, to which demand for our products and services is closely aligned.

Demand for natural gas-powered compression. Demand for our services is dependent on the demand for natural gas in the markets we serve. Although the EIA currently forecasts natural gas demand will grow through 2050, technological advances and accelerated adoption of renewable sources of energy could reduce demand for natural gas in our markets and have an adverse effect on our business. In addition, increased focus of our customers on reducing emissions from, or the use of, combustion engines in compression could increase demand for electric motor-driven compressors or require us to make modifications to our existing natural gas-powered units.

Operating Highlights

	Year Ended December 31,
(horsepower in thousands)	2021	2020	2019
Total available horsepower (at period end)(1)	3,878	4,120	4,395
Total operating horsepower (at period end)(2)	3,247	3,388	3,926
Average operating horsepower	3,282	3,657	3,708
Horsepower utilization:
Spot (at period end)	84%	82%	89%
Average	82%	86%	88%
(1)	Defined as idle and operating horsepower. Includes new compressors completed by third party manufacturers that have been delivered to us.
(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

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

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of SG&A, depreciation and amortization, impairments, restatement and other charges, restructuring charges, interest expense, debt extinguishment loss, transaction-related costs, (gain) loss on sale of assets, net, other (income) expense, net, provision for (benefit from) income taxes and loss from discontinued operations, net of tax. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income (loss) to gross margin:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net income (loss)	$28,217	$(68,445)	$97,330
Selling, general and administrative	107,167	105,100	117,727
Depreciation and amortization	178,946	193,138	188,084
Long-lived and other asset impairment	21,397	79,556	44,663
Goodwill impairment	—	99,830	—
Restatement and other charges	—	—	445
Restructuring charges	2,903	8,450	—
Interest expense	108,135	105,716	104,681
Debt extinguishment loss	—	3,971	3,653
Transaction-related costs	—	—	8,213
Gain on sale of assets, net	(30,258)	(10,643)	(16,016)
Other income, net	(4,707)	(1,359)	(661)
Provision for (benefit from) income taxes	10,744	(17,537)	(39,145)
Loss from discontinued operations, net of tax	—	—	273
Gross margin	$422,544	$497,777	$509,247

Results of Operations: Summary of Results

Revenue

Revenue was $781.5 million and $875.0 million during the years ended December 31, 2021 and 2020, respectively. The decrease in revenue was due to declines in revenue from both our contract operations and aftermarket services businesses. See “Contract Operations” and “Aftermarket Services” below for further details.

Net Income (Loss)

We had net income of $28.2 million and a net loss of $68.4 million during the years ended December 31, 2021 and 2020, respectively. The change from net loss in 2020 to net income in 2021 was primarily driven by decreases in goodwill impairment, long-lived and other asset impairment, depreciation and amortization, restructuring charges and debt extinguishment loss, as well as increases in gain on sale of assets, net and other income, net. These changes were partially offset by decreases in gross margin of our contract operations and aftermarket services businesses and the change from a benefit from to a provision for income taxes.

Results of Operations: Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Contract Operations

	Year Ended December 31,		Increase
(dollars in thousands)	2021	2020	(Decrease)
Revenue	$648,311	$738,918	(12)%
Cost of sales (excluding depreciation and amortization)	244,486	261,087	(6)%
Gross margin	$403,825	$477,831	(15)%
Gross margin percentage (1)	62%	65%	(3)%
(1)	Defined as gross margin divided by revenue.

Revenue decreased primarily due to returns of horsepower amidst the market downturn that began in early 2020, as well as the strategic disposition of horsepower in 2020 and 2021.

Gross margin decreased due to the decrease in revenue, however, the decline was partially mitigated by the decrease in cost of sales. The lower operating horsepower discussed above drove a decrease in maintenance, freight and other operating expenses. Offsetting these decreases were (i) increases in start-up and other operating expense, which resulted from an increase in unit redeployment as customers returned to operations from standby status, and lube oil expense, which was primarily due to an increase in commodity price and increased volumes associated with unit redeployment, and (ii) a decrease in our sales and use tax benefit, which resulted from audit settlements in 2020 and no comparable settlements in 2021.

Aftermarket Services

	Year Ended December 31,		Increase
(dollars in thousands)	2021	2020	(Decrease)
Revenue	$133,150	$136,052	(2)%
Cost of sales (excluding depreciation and amortization)	114,431	116,106	(1)%
Gross margin	$18,719	$19,946	(6)%
Gross margin percentage	14%	15%	(1)%

Revenue decreased by $5.2 million due to the sale of our turbocharger business in July 2020, and was further reduced by a decrease in service activities, which was primarily driven by customer deferral of maintenance activities amidst the market downturn. These decreases were partially offset by an increase in parts sales that resulted from an increase in customer demand in the second half of 2021.

Gross margin decreased due to the decrease in revenue, however, the decline was partially mitigated by the decrease in cost of sales. The decrease in cost of sales was driven by the decrease in service activities and the sale of our turbocharger business. These decreases to costs of sales were partially offset by the increase in parts sales.

Costs and Expenses

	Year Ended December 31,
(in thousands)	2021	2020
Selling, general and administrative	$107,167	$105,100
Depreciation and amortization	178,946	193,138
Long-lived and other asset impairment	21,397	79,556
Goodwill impairment	—	99,830
Restructuring charges	2,903	8,450
Interest expense	108,135	105,716
Debt extinguishment loss	—	3,971
Gain on sale of assets, net	(30,258)	(10,643)
Other income, net	(4,707)	(1,359)

Selling, general and administrative. The increase in SG&A was primarily due to a $4.1 million increase in sales and use tax that was mainly driven by audit settlements in 2020 and no comparable settlements in 2021, a $1.3 million increase in information technology expenses, which largely consisted of costs related to our process and technology transformation project, and a $0.8 million increase in professional expenses. These increases were partially offset by a $3.6 million decrease in our provision for credit losses and a $1.4 million decrease in compensation and benefits.

Depreciation and amortization. The decrease in depreciation and amortization was primarily due to a decrease in depreciation expense resulting from assets reaching the end of their depreciable lives, the impact of compression and other asset impairments and sales and a decrease in amortization expense as certain intangible assets reached the end of their useful lives. These decreases were partially offset by increases in depreciation expense associated with fixed asset additions and the write-off of compression and building assets damaged by Hurricane Ida in 2021.

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

	Year Ended December 31,
(dollars in thousands)	2021	2020
Idle compressors retired from the active fleet	230	730
Horsepower of idle compressors retired from the active fleet	85,000	261,000
Impairment recorded on idle compressors retired from the active fleet	$21,208	$77,590

Also during the year ended December 31, 2020, we impaired $1.7 million of capitalized implementation and unamortized prepaid costs related to the mobile workforce component of our process and technology transformation project. See Note 12 (“Hosting Arrangements”) to our Financial Statements for further details.

Goodwill impairment. During the year ended December 31, 2020, we recorded goodwill impairment of $99.8 million due to the decline in the fair value of our contract operations reporting unit. See Note 9 (“Goodwill”) to our Financial Statements for further details.

Restructuring charges. Restructuring charges of $2.9 million and $8.5 million during the years ended December 31, 2021 and 2020, respectively, primarily consisted of severance and property disposal costs related to our restructuring activities. See Note 19 (“Restructuring Charges”) to our Financial Statements for further details.

Interest expense. The increase in interest expense was primarily due to an increase in the weighted average effective interest rate and the $4.9 million write-off of unamortized deferred financing costs related to Amendment No. 3, which were largely offset by a decrease in the average outstanding balance of long-term debt.

Debt extinguishment loss. We recorded a debt extinguishment loss of $4.0 million during the year ended December 31, 2020 as a result of the redemption of the 2022 Notes. See Note 14 (“Long-Term Debt”) to our Financial Statements for further details.

Gain on sale of assets, net. Our net gain on the sale of assets during the year ended December 31, 2021 was primarily the result of $13.0 million of gains recognized on the July 2021 Dispositions, the $6.0 million gain on the February 2021 Disposition, $9.3 million of gains recognized on other compression asset sales during 2021 and $3.3 million of gains recognized on other transportation and shop asset sales during the period.

Our net gain on the sale of assets during the year ended December 31, 2020 was primarily due to the $9.3 million gain on the July 2020 Disposition, the $3.2 million gain on the March 2020 Disposition and gains of $3.7 million on sales of other transportation and shop equipment. These gains were offset by a $5.1 million loss on other compression assets sold during 2020.

Other income, net. The increase in other income, net was primarily due to an insurance settlement of $2.8 million related to damages caused by Hurricane Ida to facilities and compressors, as well as a $0.4 million decrease in indemnification expense remitted pursuant to our tax matters agreement with Exterran Corporation.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Increase
(dollars in thousands)	2021	2020	(Decrease)
Provision for (benefit from) income taxes	$10,744	$(17,537)	(161)%
Effective tax rate	28%	20%	8%

The change from a benefit from to a provision for income taxes was primarily due to the tax effect of the increase in book income during the year ended December 31, 2021 compared to the year ended December 31, 2020. See Note 20 (“Income Taxes”) to our Financial Statements for further details.

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

Cash Requirements

Our contract operations business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital spending is primarily dependent on the demand for our contract operations services and the availability of the type of compression equipment required for us to provide those contract operations services to our customers. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of, the following:

•	operating expenses, namely employee compensation and benefits and inventory and lube oil purchases;
•	growth capital expenditures;
•	maintenance capital expenditures;
•	interest on our outstanding debt obligations; and
•	dividend payments to our stockholders.

Capital Expenditures

Growth Capital Expenditures. The majority of our growth capital expenditures are related to the acquisition cost of new compressors when our idle equipment cannot be reconfigured to economically fulfill a project’s requirements and the new compressor is expected to generate economic returns that exceed our cost of capital over the compressor’s expected useful life. In addition to newly-acquired compressors, growth capital expenditures include the upgrading of major components on an existing compression package where the current configuration of the compression package is no longer in demand and the compressor is not likely to return to an operating status without the capital expenditures. These expenditures substantially modify the operating parameters of the compression package such that it can be used in applications for which it previously was not suited.

Growth capital expenditures were $37.2 million and $79.1 million during the years ended December 31, 2021 and 2020, respectively. The decrease in growth capital expenditures from 2020 to 2021 was the result of a previously-planned decrease in spending in 2020, which was based on an expected deceleration in the growth rate of natural gas production, and further reductions in spend in response to the decreased customer demand that resulted from the COVID-19 pandemic.

Maintenance Capital Expenditures. Maintenance capital expenditures are related to major overhauls of significant components of a compression package, such as the engine, compressor and cooler, which return the components to a like-new condition, but do not modify the application for which the compression package was designed.

Maintenance capital expenditures were $47.3 million and $32.0 million during the years ended December 31, 2021 and 2020, respectively. The increase in maintenance capital expenditures from 2020 to 2021 was the result of an increase in scheduled maintenance activities due to maintenance cycle requirements as well as additional make-ready investment as we return idle equipment to work to meet customer demand.

Projected Capital Expenditures. We currently plan to spend approximately $213 million to $235 million in capital expenditures during 2022, primarily consisting of approximately $150 million for growth capital expenditures and approximately $55 million to $75 million for maintenance capital expenditures. We anticipate increased 2022 capital expenditures, particularly growth capital expenditures, as compared to 2021 due to increased investment in new compression equipment as a result of higher customer demand.

Dividends

On January 27, 2022, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock, or approximately $22.6 million, which was paid on February 15, 2022 to stockholders of record at the close of business on February 8, 2022. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

Contractual Obligations

Our material contractual obligations as of December 31, 2021 consisted of the following:

•	Long-term debt of $1.5 billion, of which $1.3 billion is due in 2027 and 2028, with the remainder due in 2024;
•	Estimated interest on our long-term debt of $515 million, consisting of approximate annual payments of $90 million in 2021 through 2024 and annual payments of $85 million or less in 2025 through 2028;
•	Purchase commitments of $95.5 million, of which $89.2 million is due in 2022, that primarily consist of commitments to purchase fleet assets and information technology-related costs; and
•	Operating lease payments of $22.4 million that are spread relatively evenly in 2022 through 2030.

In addition, we had $19.6 million of unrecognized tax benefits (including discontinued operations) recorded as liabilities related to uncertain tax positions at December 31, 2021, which we are uncertain as to if or when such amounts may be settled. We had a liability of $2.2 million recorded for potential penalties and interest (including discontinued operations) related to these unrecognized tax benefits.

Sources of Cash

Revolving Credit Facility

During the years ended December 31, 2021 and 2020, our Credit Facility had an average daily balance of $295.3 million and $704.5 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 2.6% and 2.7% at December 31, 2021 and 2020, respectively. As of December 31, 2021, there were $8.9 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.4%. We executed two amendments to our facility during the three-year period ended December 31, 2021; see Note 14 (“Long-Term Debt”) to our Financial Statements for details of these amendments.

Certain Facility Terms. Our Credit Facility matures in November 2024 and has an aggregate revolving commitment of $750.0 million. Portions of the Credit Facility up to $50.0 million are available for the issuance of swing line loans and $50.0 million is available for the issuance of letters of credit. Subject to certain conditions, including approval by the lenders, we are able to increase the aggregate commitments under the Credit Facility by up to an additional $250.0 million. The Credit Facility borrowing base consists of eligible accounts receivable, inventory and compressors.

Covenants. Our Credit Facility agreement requires that we meet certain financial ratios (see Note 14 (“Long-Term Debt”) to our Financial Statements) and contains various additional covenants including, but not limited to, mandatory prepayments from the net cash proceeds of certain asset transfers, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. As a result of the financial ratio requirements, $502.5 million of the $506.6 million of undrawn capacity was available for additional borrowings as of December 31, 2021. We were in compliance with all other covenants under our Credit Facility agreement.

Senior Notes

As of both December 31, 2021 and 2020, we had a principal balance of $1.3 billion of outstanding senior notes that consisted of the following:

•	$800.0 million of 6.25% senior notes due in April 2028 and
•	$500.0 million of 6.875% senior notes due in April 2027.

See Note 14 (“Long-Term Debt”) to our Financial Statements for further details of these notes.

At-the-Market Continuous Equity Offering Program

Under our ATM Agreement, we may sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. The agreement terminates upon the earlier of (i) the sale of all shares of common stock subject to the agreement or (ii) the termination of the agreement by us or by each of the sales agents. Any sales agent may also terminate the agreement but only with respect to itself. We use the net proceeds of these offerings for general corporate purposes. During the year ended December 31, 2021, we sold 357,148 shares of common stock for net proceeds of $3.4 million pursuant to the ATM Agreement. See Note 16 (“Equity”) to our Financial Statements for further details of this agreement.

Other Sources of Cash

Business Dispositions and Other Asset Sales. We received proceeds of $112.9 million and $52.6 million from business dispositions and other asset sales during the years ended December 31, 2021 and 2020, respectively. We typically use the proceeds from these sales to repay borrowings outstanding under our Credit Facility, however, we are not able to estimate the timing of asset sales nor the amount of proceeds to be received and as such, we do not rely on asset sale proceeds as a future source of capital.

Cash Flows

Our cash flows, as reflected in our consolidated statements of cash flows, are summarized below:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$237,400	$335,278
Investing activities	16,107	(85,031)
Financing activities	(253,035)	(252,835)
Net increase (decrease) in cash and cash equivalents	$472	$(2,588)

Operating Activities. The decrease in net cash provided by operating activities was primarily due to reduced cash inflows from revenue, deferred revenue, accounts receivable, contract costs and the receipt of cash proceeds from sales and use tax audit settlements in 2020 with no comparable settlements in 2021, as well as increased cash outflow for inventory. Partially offsetting these decreases in operating cash were decreased cash outflows for cost of sales, accounts payable and other liabilities, SG&A expenses and restructuring charges, and the receipt of additional cash proceeds from the July 2020 Disposition in 2021.

Investing Activities. The change from net cash used in to net cash provided by investing activities was primarily due to a $60.3 million increase in proceeds from business dispositions and other sales of property, plant and equipment and a $42.4 million decrease in capital expenditures.

Financing Activities. Net cash used in financing activities was relatively unchanged primarily due to several offsetting items, including an increase of $3.1 million in net repayments of long-term debt, which was offset by $3.4 million of net proceeds from the issuance of common stock under our ATM Agreement during 2021 and a $2.8 million decrease in payments for debt issuance costs.

Critical Accounting Estimates

We describe our significant accounting policies more fully in Note 2 (“Basis of Presentation and Significant Accounting Policies”) to our Financial Statements. As disclosed in Note 2, the preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates and accounting policies on an ongoing basis and base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. The results of this process form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and these differences can be material to our financial condition, results of operations and cash flows.

Depreciation

Property, plant and equipment, net at December 31, 2021 was $2.2 billion and depreciation expense was $167.6 million for the year ended December 31, 2021.  Property, plant and equipment are carried at cost and depreciated using the straight-line basis over the estimated useful life of the asset.

Our estimate of useful lives and salvage values are based on assumptions and judgments that reflect both historical experience and expectations regarding future use of our assets, including wear and tear, obsolescence, technical standards, market demand and geographic location. The use of different assumptions and judgments in the calculation of depreciation, especially those involving useful lives, would likely result in significantly different net book values and results of operations.

The estimated useful life of an asset is monitored to determine its appropriateness, especially when business circumstances change. For example, changes in technology, excessive wear and tear, or unanticipated government actions may result in a shorter estimated useful life than originally anticipated. In these cases, we would depreciate the remaining net book value over the new estimated remaining life, thereby increasing depreciation expense per year on a prospective basis. Likewise, if the estimated useful life is increased, the adjustment to the useful life would decrease depreciation expense per year on a prospective basis.

Impairment of Assets

During the year ended December 31, 2021, we recorded long-lived and other asset impairment of $21.4 million.

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

Compression Fleet. The fair value of a compressor is estimated based on the expected net sale proceeds compared to other fleet units we recently sold, a review of other units recently offered for sale by third parties or the estimated component value of the equipment we plan to use. See Note 18 (“Long-Lived and Other Asset Impairment”) and Note 23 (“Fair Value Measurements”) to our Financial Statements for further details of our fleet asset impairments.

Impairment Assessment of Goodwill

In the first quarter of 2020, the global response to the COVID-19 pandemic significantly impacted our market capitalization and estimates of future revenues and cash flows, which triggered the need to perform a quantitative test of the fair value of our contract operations reporting unit. The fair value calculation required us to make significant estimates to determine future cash flows, including future revenues, costs and capital requirements and the appropriate risk-adjusted discount rate by which to discount the estimated future cash flows. See Note 2 (“Basis of Presentation and Significant Accounting Policies”) and Note 9 (“Goodwill”) for further details of the assessment performed on our goodwill in 2020.

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

Recent Accounting Developments

See Note 3 (“Recent Accounting Developments”) to our Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk associated with changes in the variable interest rate of our Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate, however, our interest rate swaps mature in the first quarter of 2022, at which time all borrowings under the Credit Facility will be subject to variable interest rates.

After taking into consideration our interest rate swaps, we did not have any debt subject to variable interest rates as of December 31, 2021. Not considering our interest rate swaps, a 1% increase in the effective interest rate on the outstanding balance under our Credit Facility at December 31, 2021 would have resulted in an annual increase in our interest expense of $2.3 million.

See Note 22 (“Derivatives”) to our Financial Statements for further information regarding our interest rate swaps.

Item 8. Financial Statements and Supplementary Data

The information specified by this Item is presented in Part IV Item 15 of this 2021 Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this 2021 Form 10-K, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of December 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a-15(c) and 15d-15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of internal control over financial reporting as of December 31, 2021 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found within this 2021 Form 10-K.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Archrock, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 23, 2022, expressed an unqualified opinion on those financial statements.

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

February 23, 2022

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in Part III Item 10 of this 2021 Form 10-K is incorporated by reference to the sections entitled “Election of Directors,” “Governance” and “Stock Ownership” in our definitive proxy statement to be filed with the SEC within 120 days of the end of our fiscal year.

Item 11. Executive Compensation

The information required in Part III Item 11 of this 2021 Form 10-K is incorporated by reference to the sections entitled “Governance” and “Compensation Discussion and Analysis” in our definitive proxy statement to be filed with the SEC within 120 days of the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Portions of the information required in Part III Item 12 of this 2021 Form 10-K are incorporated by reference to the section entitled “Stock Ownership” in our definitive proxy statement to be filed with the SEC within 120 days of the end of our fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2021, with respect to the Archrock compensation plans under which our common stock is authorized for issuance, aggregated as follows:

	Number of Securities
	to be Issued Upon		Weighted Average		Number of Securities
	Exercise of		Exercise Price of		Remaining Available for
	Outstanding Options,		Outstanding Options,		Future Issuance Under
	Warrants and Rights		Warrants and Rights		Equity Compensation Plans
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	357,187	(2)	$—	(3)	7,768,344	(4)
Equity compensation plans not approved by security holders (5)	—		—		37,771
Total	357,187		—		7,806,115
(1)	Comprised of the 2013 Plan, 2020 Plan and ESPP. No additional grants may be made under the 2013 Plan.
(2)	Comprised of unvested performance-based restricted stock units payable in common stock upon vesting at target performance.
(3)	Performance-based restricted stock units do not have an exercise price.
(4)	Includes 7,246,625 shares of common stock under the 2020 Plan and 521,719 shares of common stock under the ESPP. In addition, as of December 31, 2021, 1,698,150 restricted shares were outstanding, which are not included in column (c).
(5)	Comprised of our DSDP. See Note 24 (“Stock-Based Compensation”) to our Financial Statements for further details of our DSDP.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required in Part III Item 13 of this 2021 Form 10-K is incorporated by reference to the section entitled “Governance” in our definitive proxy statement to be filed with the SEC within 120 days of the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required in Part III Item 14 of this 2021 Form 10-K is incorporated by reference to the section entitled “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed with the SEC within 120 days of the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this 2021 Form 10-K

1.    Financial Statements. The following financial statements are filed as a part of this 2021 Form 10-K.

2.    Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the information is set forth in the consolidated financial statements or notes thereto within Item 8 “Financial Statements and Supplementary Data.”

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

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
10.76†	Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock Units, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 21, 2018
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

Exhibit No.	Description
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

10.99†	Form of Letter Agreement
10.100†	Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock
10.101†	Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock for Non-Employee Directors
10.102†	Form of Archrock, Inc. Award Notice and Agreement for Restricted Stock Units for Non-Employee Directors
10.103†	Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Cash-Settled)
10.104†	Form of Archrock, Inc. Award Notice and Agreement for Performance Units (Stock-Settled)
10.105†

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

February 23, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2022.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Archrock, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2022 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Long-Lived Asset Impairment - Refer to Note 18 to the financial statements.

Critical Audit Matter Description

Management’s evaluation of whether to retire compressor units from its active fleet takes into consideration the future deployment of the units that were not of the type, configuration, condition, make, or model that are cost efficient to maintain or operate. Once a compressor unit is retired from the active fleet, it is tested for impairment. As such, the timing of the identification of compressor units for removal could have a significant impact on the amount of any impairment charge. During the year ended December 31, 2021, the Company retired 230 units from the active fleet resulting in an asset impairment charge of $21.2 million. The determination of impairment requires management to make significant estimates and assumptions related to the timing of the identification of compressor units for removal. Changes in these assumptions could have a significant impact on the amount of impairment charged.

Auditing the decisions on when compressor units are retired from the active fleet required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s determination of whether to retire compressor unit from the Company’s active fleet included the following, among others:

•	We tested the operating effectiveness of internal controls over long-lived asset impairment process, including those over the identification of units to be retired and assessed for impairment, which includes the type, configuration, condition, make, or model that are cost efficient to maintain or operate.
•	We tested the completeness and accuracy of the compressor units identified for retirement by performing the following procedures:
–	Comparing the final listing of retired compressor units to the list evaluated and approved by management.
–	For a sample of compressor units, determining whether those units were (1) properly segregated from the active fleet, (2) identified appropriately in the system, and (3) no longer operating.
•	We evaluated the reasonableness of Fair Market Value assigned by management on impaired units by using Internal Fair Value Specialists.
•	We evaluated the reasonableness of management’s identification of the compressor units for removal, including assessments of type, configuration, condition, make, or model that are cost efficient to maintain or operate, by performing the following procedures:
–	Comparing the rationale for compression units identified with historical rationales made for compression units of a similar type, configuration, make, or model.
–	For a sample of compression units not retired, making inquiries of management and others within the Company with knowledge of the type, configuration, condition, make, or model and operating costs of the specific compressor units to identify if any units not retired exhibit characteristics indicating that they should be retired.
–	Comparing the compression units identified to internal communications to management and the Board of Directors.
–	Reading available peer company data and other external sources for information supporting or contradicting management’s conclusions.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 23, 2022

We have served as the Company’s auditor since 2007.

Archrock, Inc.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,569	$1,097
Accounts receivable, trade, net of allowance of $2,152 and $3,370, respectively	104,931	104,425
Inventory	72,869	63,670
Other current assets	7,201	12,819
Total current assets	186,570	182,011
Property, plant and equipment, net	2,226,526	2,389,674
Operating lease ROU assets	17,491	19,236
Intangible assets, net	47,887	61,531
Contract costs, net	25,418	29,216
Deferred tax assets	47,879	56,934
Other assets	28,384	30,084
Noncurrent assets associated with discontinued operations	9,811	11,036
Total assets	$2,589,966	$2,779,722

Liabilities and Equity
Current liabilities:
Accounts payable, trade	$38,920	$30,819
Accrued liabilities	82,517	76,993
Deferred revenue	3,817	3,880
Total current liabilities	125,254	111,692
Long-term debt	1,530,825	1,688,867
Operating lease liabilities	15,940	16,925
Deferred tax liabilities	1,136	725
Other liabilities	17,505	18,088
Noncurrent liabilities associated with discontinued operations	7,868	7,868
Total liabilities	1,698,528	1,844,165
Commitments and contingencies (Note 26)
Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 161,482,852 and 160,014,960 shares issued, respectively	1,615	1,600
Additional paid-in capital	3,440,059	3,424,624
Accumulated other comprehensive loss	(984)	(5,006)
Accumulated deficit	(2,463,114)	(2,401,988)
Treasury stock: 7,417,401 and 7,052,769 common shares, at cost, respectively	(86,138)	(83,673)
Total equity	891,438	935,557
Total liabilities and equity	$2,589,966	$2,779,722

The accompanying notes are an integral part of these consolidated financial statements.

Archrock, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Contract operations	$648,311	$738,918	$771,539
Aftermarket services	133,150	136,052	193,946
Total revenue	781,461	874,970	965,485
Cost of sales (excluding depreciation and amortization):
Contract operations	244,486	261,087	297,260
Aftermarket services	114,431	116,106	158,978
Total cost of sales (excluding depreciation and amortization)	358,917	377,193	456,238
Selling, general and administrative	107,167	105,100	117,727
Depreciation and amortization	178,946	193,138	188,084
Long-lived and other asset impairment	21,397	79,556	44,663
Goodwill impairment	—	99,830	—
Restatement and other charges	—	—	445
Restructuring charges	2,903	8,450	—
Interest expense	108,135	105,716	104,681
Debt extinguishment loss	—	3,971	3,653
Transaction-related costs	—	—	8,213
Gain on sale of assets, net	(30,258)	(10,643)	(16,016)
Other income, net	(4,707)	(1,359)	(661)
Income (loss) before income taxes	38,961	(85,982)	58,458
Provision for (benefit from) income taxes	10,744	(17,537)	(39,145)
Income (loss) from continuing operations	28,217	(68,445)	97,603
Loss from discontinued operations, net of tax	—	—	(273)
Net income (loss)	$28,217	$(68,445)	$97,330

Basic and diluted net income (loss) per common share	$0.18	$(0.46)	$0.70

Weighted average common shares outstanding:
Basic	151,684	150,828	137,492
Diluted	151,830	150,828	137,528

The accompanying notes are an integral part of these consolidated financial statements.

Archrock, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$28,217	$(68,445)	$97,330
Other comprehensive income (loss), net of tax:
Interest rate swap gain (loss), net of reclassifications to earnings	3,159	(3,619)	(7,160)
Amortization of dedesignated interest rate swap	863	—	—
Total other comprehensive income (loss), net of tax	4,022	(3,619)	(7,160)
Comprehensive income (loss)	$32,239	$(72,064)	$90,170

The accompanying notes are an integral part of these consolidated financial statements.

Archrock, Inc.

Consolidated Statements of Equity

(in thousands, except share data)

	Archrock Stockholders
				Accumulated
	Common		Additional	Other		Treasury
	Stock		Paid-in	Comprehensive	Accumulated	Stock
	Amount	Shares	Capital	Income (Loss)	Deficit	Amount	Shares	Total
Balance at December 31, 2018	$1,358	135,787,509	$3,177,982	$5,773	$(2,263,677)	$(79,862)	(6,381,605)	$841,574
Treasury stock purchased						(2,007)	(212,080)	(2,007)
Cash dividends ($0.554 per common share)					(78,530)			(78,530)
Shares issued in ESPP	1	87,933	770					771
Stock-based compensation, net of forfeitures	11	1,104,793	8,094				(108,917)	8,105
Shares issued for Elite Acquisition	217	21,656,683	225,663					225,880
Comprehensive income
Net income					97,330			97,330
Interest rate swap loss, net of reclassifications to earnings				(7,160)				(7,160)
Balance at December 31, 2019	$1,587	158,636,918	$3,412,509	$(1,387)	$(2,244,877)	$(81,869)	(6,702,602)	$1,085,963
Treasury stock purchased						(1,804)	(236,752)	(1,804)
Cash dividends ($0.580 per common share)					(88,832)			(88,832)
Shares issued in ESPP	2	171,563	681					683
Stock-based compensation, net of forfeitures	11	1,206,479	10,756				(113,415)	10,767
Contribution from Exterran Corporation			678					678
Impact of ASU 2016-13 adoption					166			166
Comprehensive loss
Net loss					(68,445)			(68,445)
Interest rate swap loss, net of reclassifications to earnings				(3,619)				(3,619)
Balance at December 31, 2020	$1,600	160,014,960	$3,424,624	$(5,006)	$(2,401,988)	$(83,673)	(7,052,769)	$935,557
Treasury stock purchased						(2,465)	(283,972)	(2,465)
Cash dividends ($0.580 per common share)					(89,343)			(89,343)
Shares issued under ESPP	1	89,988	712					713
Stock-based compensation, net of forfeitures	10	1,020,756	11,326				(80,660)	11,336
Net proceeds from issuance of common stock	4	357,148	3,397					3,401
Comprehensive income
Net income					28,217			28,217
Interest rate swap gain, net of reclassifications to earnings				3,159				3,159
Amortization of dedesignated interest rate swap				863				863
Balance at December 31, 2021	$1,615	161,482,852	$3,440,059	$(984)	$(2,463,114)	$(86,138)	(7,417,401)	$891,438

The accompanying notes are an integral part of these consolidated financial statements.

Archrock, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$28,217	$(68,445)	$97,330
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	—	273
Depreciation and amortization	178,946	193,138	188,084
Long-lived and other asset impairment	21,397	79,556	44,663
Goodwill impairment	—	99,830	—
Inventory write-downs	997	1,349	944
Amortization of operating lease ROU assets	3,880	3,477	2,931
Amortization of deferred financing costs	10,127	5,554	6,211
Amortization of debt discount	—	187	910
Amortization of debt premium	(2,006)	(84)	—
Amortization of dedesignated interest rate swap	863	—	—
Debt extinguishment loss	—	3,971	3,653
Interest rate swaps	3,539	3,178	(1,071)
Stock-based compensation expense	11,336	10,551	8,105
Non-cash restructuring charges	—	1,660	—
Provision for credit losses	(90)	3,525	2,567
(Gain) loss on sale of assets, net	(11,313)	1,832	(16,016)
Gain on sale of business	(18,945)	(12,475)	—
Deferred income tax provision (benefit)	10,379	(17,764)	(39,597)
Amortization of contract costs	19,990	26,629	23,330
Deferred revenue recognized in earnings	(10,382)	(19,489)	(42,268)
Change in assets and liabilities, net of acquisition:
Accounts receivable, trade	4,445	36,395	3,248
Inventory	(12,989)	3,972	6,036
Other assets	635	(5,797)	4,458
Contract costs, net	(16,991)	(13,262)	(27,237)
Accounts payable and other liabilities	5,269	(15,089)	(12,728)
Deferred revenue	10,217	12,732	36,578
Other	(121)	147	12
Net cash provided by continuing operations	237,400	335,278	290,416
Net cash used in discontinued operations	—	—	(269)
Net cash provided by operating activities	237,400	335,278	290,147
Cash flows from investing activities:
Capital expenditures	(97,885)	(140,302)	(385,198)
Proceeds from sale of business	83,345	33,651	—
Proceeds from sale of property, plant and equipment and other assets	29,562	18,911	80,961
Proceeds from insurance and other settlements	1,085	2,709	3,696
Cash paid in Elite Acquisition	—	—	(214,019)
Net cash provided by (used in) investing activities	16,107	(85,031)	(514,560)
Cash flows from financing activities:
Borrowings of long-term debt	704,751	1,049,000	2,395,250
Repayments of long-term debt	(863,251)	(1,204,375)	(2,071,750)
Payments for debt issuance costs	(2,451)	(5,269)	(22,426)

Proceeds from (payments for) settlement of interest rate swaps that include financing elements	(4,390)	(2,916)	1,180
Dividends paid to stockholders	(89,343)	(88,832)	(78,530)
Net proceeds from issuance of common stock	3,401	—	—
Proceeds from stock issued under ESPP	713	683	771
Purchases of treasury stock	(2,465)	(1,804)	(2,007)
Contribution from Exterran Corporation	—	678	—
Net cash provided by (used in) financing activities	(253,035)	(252,835)	222,488
Net increase (decrease) in cash and cash equivalents	472	(2,588)	(1,925)
Cash and cash equivalents, beginning of period	1,097	3,685	5,610
Cash and cash equivalents, end of period	$1,569	$1,097	$3,685

Supplemental disclosure of cash flow information:
Interest paid	$(100,002)	$(99,797)	$(97,451)
Income taxes refunded (paid), net	(247)	(94)	1,973

Supplemental disclosure of non-cash investing and financing transactions:
Accrued capital expenditures	$7,641	$1,624	$11,767
Non-cash consideration received in July 2020 Disposition	—	5,762	—
Issuance of Archrock common stock pursuant to Elite Acquisition, net of tax	—	—	225,880

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

Billable Maintenance Service. We perform billable maintenance service on our natural gas compression equipment at the customer’s request on an as-needed basis. The performance obligation is satisfied and revenue is recognized at the agreed-upon transaction price at the point in time when service is complete and the customer has accepted the work performed and can obtain the remaining benefits of the service that the unit will provide.

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

Service provided based on time and materials is generally short-term in nature and labor rates and parts pricing is agreed upon prior to commencing the service. We apply an estimated gross margin percentage, which is fixed based on historical time and materials-based service, to actual costs incurred. We evaluate the estimated gross margin percentage at the end of each reporting period and adjust the transaction price as appropriate.

Contract Assets and Liabilities

We recognize a contract asset when we have the right to consideration in exchange for goods or services transferred to a customer when the right is conditioned on something other than the passage of time. We recognize a contract liability when we have an obligation to transfer goods or services to a customer for which we have already received consideration.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. Our temporary cash investments have a zero-loss expectation because we maintain minimal balances in our cash investment accounts and have no history of loss. Trade accounts receivable are due from companies of varying size engaged principally in oil and natural gas activities throughout the U.S. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of the products and services we provide and the terms of our customer agreements.

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

At both December 31, 2021 and 2020, Chevron U.S.A. Inc. and Williams Partners accounted for 14%and 10% of our trade accounts receivable balance, respectively. The following table summarizes the activity in our allowance for credit losses:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Balance at beginning of period	$3,370	$2,210	$1,452
Impact of adoption of ASU 2016-13 on January 1, 2020	—	(216)	—
Provision for credit losses	(90)	3,525	2,567
Write-offs charged against allowance	(1,128)	(2,149)	(1,809)
Balance at end of period	$2,152	$3,370	$2,210

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

Our facility leases, of which we are the lessee, contain lease and nonlease components, which we have elected to account for as a single lease component, as the nonlease components are not significant to the total consideration of the contract and separating the nonlease component would have no effect on lease classification. As it relates to our contract operations service agreements in which we are a lessor, the services nonlease component is predominant over the compression package lease component and therefore recognition of these agreements follows the Accounting Standards Codification Topic 606 Revenue from Contracts with Customers guidance.

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

3. Recent Accounting Developments

Accounting Standards Updates Implemented

Reference Rate Reform

In June 2021, we prospectively adopted ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. Entities may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. On June 10, 2021, we amended one of our interest rate swap agreements and determined that the modifications meet the criteria for the optional expedients and exceptions, which allow us to forego dedesignation of the hedging relationship and to subsequently assess effectiveness on a qualitative basis. The adoption of ASU 2020-04 did not have a material impact on our consolidated financial statements. In the first quarter, we evaluated Amendment No. 3 to our Credit Facility and determined that ASU 2020-04 was not applicable. We will continue to assess any modifications to our interest rate swap and Credit Facility agreements during the effective period of this update and will apply the amendments as applicable.

4. Business Transactions

July 2021 Dispositions

In July 2021, we completed sales of certain contract operations customer service agreements and approximately 575 compressors, comprising approximately 100,000 horsepower, used to provide compression services under those agreements, as well as other assets used to support the operations. We allocated customer-related and contract-based intangible assets based on a ratio of the horsepower sold relative to the total horsepower of the asset group. We received cash consideration of $60.3 million for the sales and recorded gains on the sales of $13.0 million in gain on sale of assets, net in our consolidated statements of operations during the year ended December 31, 2021.

February 2021 Disposition

In February 2021, we completed the sale of certain contract operations customer service agreements and approximately 300 compressors, comprising approximately 40,000 horsepower, used to provide compression services under those agreements as well as other assets used to support the operations. We allocated customer-related and contract-based intangible assets based on a ratio of the horsepower sold relative to the total horsepower of the asset group. We recorded a gain on the sale of $6.0 million in gain on sale of assets, net in our consolidated statements of operations during the year ended December 31, 2021.

July 2020 Disposition

In July 2020, we completed the sale of the turbocharger business included within our aftermarket services segment. In connection with the sale, we entered into a supply agreement to purchase a minimum amount of turbocharger goods and services over a two-year term. In addition to cash of $9.5 million received upon closing, an additional $3.0 million was received on the first anniversary of the closing date in July 2021, and $3.5 million was received through the purchase of turbocharger goods and services under the supply agreement, including $2.8 million that was received during the year ended December 31, 2021. We recognized a gain on the sale of $9.3 million in gain on sale of assets, net in our consolidated statements of operations during the year ended December 31, 2020.

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

Elite Acquisition

In August 2019, we completed the Elite Acquisition whereby we acquired from Elite Compression substantially all of its assets, including a fleet of predominantly large compressors comprising approximately 430,000 horsepower, vehicles, real property and inventory, and certain liabilities for aggregate consideration consisting of $214.0 million in cash and 21.7 million shares of common stock with an acquisition date fair value of $225.9 million. The cash portion of the acquisition was funded with borrowings under the Credit Facility.

The Elite Acquisition was accounted for using the acquisition method, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The excess of the consideration transferred over those fair values was recorded as goodwill. Our valuation methodology and significant inputs for fair value measurements are detailed by asset class below. The fair value measurements for property, plant and equipment and intangible assets were based on significant inputs that are not observable in the market and therefore represent Level 3 measurements.

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

Unaudited Pro Forma Financial Information

Unaudited pro forma financial information for the year ended December 31, 2019 was derived by adjusting our historical financial statements in order to give effect to the assets and liabilities acquired in the Elite Acquisition. The Elite Acquisition is presented in this unaudited pro forma financial information as though the acquisition occurred as of January 1, 2018, and reflects the following:

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

Year Ended
(in thousands)	December 31, 2019
Revenue	$1,009,763
Net income attributable to Archrock stockholders	106,521

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

Harvest Sale

In August 2019, we completed an asset sale in which Harvest acquired from us approximately 80,000 active and idle compression horsepower, vehicles and parts inventory for cash consideration of $30.0 million. We recorded a $6.6 million gain on this sale to gain on sale of assets, net in our consolidated statements of operations during the year ended December 31, 2019. The assets were previously reported under our contract operations segment.

5. Discontinued Operations

We completed the Spin-off in 2015. In order to effect the Spin-off and govern our relationship with Exterran Corporation after the Spin-off, we entered into several agreements with Exterran Corporation, including a tax matters agreement, which governs the respective rights, responsibilities and obligations of Exterran Corporation and us with respect to certain tax matters. As of both December 31, 2021 and 2020, we had $7.9 million of unrecognized tax benefits (including interest and penalties) related to Exterran Corporation operations prior to the Spin-off recorded to noncurrent liabilities associated with discontinued operations in our consolidated balance sheets. We had an offsetting indemnification asset of $7.9 million related to these unrecognized tax benefits recorded to noncurrent assets associated with discontinued operations as of both December 31, 2021 and 2020.

The following table presents the balance sheets for our discontinued operations:

	December 31,
(in thousands)	2021	2020
Other assets	$7,868	$7,868
Deferred tax assets	1,943	3,168
Total assets associated with discontinued operations	$9,811	$11,036

Deferred tax liabilities	$7,868	$7,868
Total liabilities associated with discontinued operations	$7,868	$7,868

The following table presents the statements of operations for our discontinued operations:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Other (income) expense, net	$—	$640	$(1,473)
Provision for (benefit from) income taxes	—	(640)	1,746
Loss from discontinued operations, net of tax	$—	$—	$(273)

6. Inventory

	December 31,
(in thousands)	2021	2020
Parts and supplies	$63,628	$57,433
Work in progress	9,241	6,237
Inventory	$72,869	$63,670

During the years ended December 31, 2021, 2020 and 2019, we recorded write-downs to inventory of $1.0 million, $1.3 million and $0.9 million, respectively, for inventory considered to be excess, obsolete or carried at an amount in excess of net realizable value.

7. Property, Plant and Equipment, net

	December 31,
(in thousands)	2021	2020
Compression equipment, facilities and other fleet assets	$3,273,770	$3,439,432
Land and buildings	43,540	45,167
Transportation and shop equipment	92,490	106,868
Computer hardware and software	76,908	84,680
Other	6,229	14,457
Property, plant and equipment	3,492,937	3,690,604
Accumulated depreciation	(1,266,411)	(1,300,930)
Property, plant and equipment, net	$2,226,526	$2,389,674

Depreciation expense was $167.6 million, $177.5 million and $172.8 million during the years ended December 31, 2021, 2020 and 2019, respectively. Assets under construction of $30.1 million and $17.6 million at December 31, 2021 and 2020, respectively, primarily consisted of compression equipment, facilities and other fleet assets.

8. Leases

We have operating leases and subleases for office space, temporary housing, storage and shops. Our leases have remaining lease terms of less than one year to approximately nine years and most include options to extend the lease term, at our discretion, for an additional six months to ten years. We are not, however, reasonably certain that we will exercise any of the options to extend and as such, they have not been included in the remaining lease terms.

Financial and other supplemental information related to our operating leases follows.

		December 31,
(in thousands)	Classification	2021	2020
ROU assets	Operating lease ROU assets	$17,491	$19,236

Lease liabilities
Current	Accrued liabilities	$2,940	$3,564
Noncurrent	Operating lease liabilities	15,940	16,925
Total lease liabilities		$18,880	$20,489

	Year Ended December 31,
(in thousands)	2021	2020	2019
Operating lease cost	$4,836	$4,508	$3,966
Short-term lease cost	169	52	348
Variable lease cost	2,123	1,652	1,607
Total lease cost	$7,128	$6,212	$5,921

	Year Ended December 31,
(in thousands)	2021	2020	2019
Operating cash flows - cash paid for amounts included in the measurement of operating lease liabilities	$6,568	$5,885	$5,420
Operating lease ROU assets obtained in exchange for lease liabilities, net (1)	2,135	4,812	2,247
(1)	Includes decreases to our ROU assets of $0.3 million and $0.1 million related to lease amendments and terminations during the years ended December 31, 2021 and 2020, respectively.

	December 31,
	2021	2020	2019
Weighted average remaining lease term (in years)	7.2	7.9	8.2
Weighted average discount rate	4.6%	4.8%	5.3%

Remaining maturities of our lease liabilities as of December 31, 2021 were as follows:

(in thousands)
2022	$3,454
2023	3,453
2024	2,998
2025	2,575
2026	2,321
Thereafter	7,628
Total lease payments	22,429
Less: Interest	(3,549)
Total lease liabilities	$18,880

9. Goodwill

We recognized goodwill in connection with the Elite Acquisition, which represented the excess of consideration transferred over the fair value of the assets and liabilities acquired. All of the goodwill was allocated to our contract operations reporting unit. Beginning in the first quarter of 2020, the COVID-19 pandemic caused a significant deterioration in global macroeconomic conditions, which commenced substantial spending cuts by our customers and a decline in production. This global response to the pandemic significantly impacted our market capitalization and estimates of future revenues and cash flows, which triggered the need to perform a quantitative test of the fair value of our contract operations reporting unit as of March 31, 2020. The quantitative test determined that the carrying amount of our contract operations reporting unit exceeded its fair value and we recorded a goodwill impairment loss of $99.8 million during the first quarter of 2020.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions, which have a significant impact on the fair value determined. We determined the fair value of our reporting unit using an equal weighting of both the expected present value of future cash flows and a market approach. The present value of future cash flows was estimated using our most recent forecast and the weighted average cost of capital. The market approach used a market multiple on the earnings before interest expense, provision for income taxes and depreciation and amortization expense of comparable peer companies. Significant estimates for our reporting unit included in our impairment analysis were our cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples.

10. Intangible Assets, net

Intangible assets include customer relationships and contracts associated with various business and asset acquisitions. These acquired intangible assets were recorded at fair value determined as of the acquisition date and are being amortized over the period we expect to benefit from the assets. Intangible assets, net consisted of the following:

	December 31, 2021		December 31, 2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization
Customer-related (15 ― 25 year life)	$144,322	$(96,435)	$147,169	$(86,512)
Contract-based (5 ― 7 year life)	—	—	37,730	(36,856)
Intangible assets	$144,322	$(96,435)	$184,899	$(123,368)

Amortization expense of these intangible assets totaled $11.3 million, $15.6 million and $15.3 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Estimated future intangible assets amortization expense as of December 31, 2021 was as follows:

(in thousands)
2022	$8,913
2023	7,060
2024	5,895
2025	3,763
2026	3,179
Thereafter	19,077
Total	$47,887

11. Contract Costs

We capitalize incremental costs to obtain a contract with a customer if we expect to recover those costs. Capitalized costs include commissions paid to our sales force to obtain contract operations contracts. We expense commissions paid for sales of service contracts and OTC parts and components within our aftermarket services segment, as the amortization period is less than one year. We had contract costs of $2.6 million and $3.2 million associated with sales commissions recorded in our consolidated balance sheets at December 31, 2021 and 2020, respectively.

We capitalize costs incurred to fulfill a contract if those costs relate directly to a contract, enhance resources that we will use in satisfying performance obligations and if we expect to recover those costs. Capitalized costs incurred to fulfill our customer contracts include freight charges to transport compression assets before transferring services to the customer and mobilization activities associated with our contract operations services. Aftermarket services fulfillment costs are recognized based on the percentage-of-completion method applicable to the customer contract and do not typically result in the recognition of contract costs. We had contract costs of $22.8 million and $26.0 million associated with freight and mobilization recorded in our consolidated balance sheets at December 31, 2021 and 2020, respectively.

Contract operations obtainment and fulfillment costs are amortized based on the transfer of service to which the assets relate, which is estimated to be 38 months based on average contract term, including anticipated renewals. We assess periodically whether the 38-month estimate fairly represents the average contract term and adjust as appropriate. Contract costs associated with commissions are amortized to SG&A. Contract costs associated with freight and mobilization are amortized to cost of sales (excluding depreciation and amortization). During the years ended December 31, 2021, 2020 and 2019, we amortized $2.2 million, $3.0 million and $2.6 million, respectively, related to sales commissions and $17.8 million, $23.6 million and $20.7 million, respectively, related to freight and mobilization.

12. Hosting Arrangements

In the fourth quarter of 2018, we began a process and technology transformation project that has, among other things, replaced our existing ERP, supply chain and inventory management systems and expanded the remote monitoring capabilities of our compression fleet. Included in this project are hosting arrangements that are service contracts related to the cloud migration of our ERP system and cloud services for our new mobile workforce, telematics and inventory management tools.

As of December 31, 2021 and 2020, we had $12.7 million and $7.7 million, respectively, of capitalized implementation costs related to our hosting arrangements that are service contracts included in other assets in our consolidated balance sheets. Accumulated amortization was $0.7 million and $0.3 million at December 31, 2021 and 2020, respectively. We recorded $0.3 million of amortization expense to SG&A in our consolidated statements of operations during each of the years ended December 31, 2021 and 2020.

During the year ended December 31, 2020, we impaired $1.6 million of capitalized implementation costs related to the hosting arrangements of the mobile workforce component of our project due to the termination of the agreement, which was included in long-lived and other asset impairment in our consolidated statements of operations.

13. Accrued Liabilities

	December 31,
(in thousands)	2021	2020
Accrued salaries and other benefits	$20,891	$16,332
Accrued income and other taxes	9,957	11,414
Accrued interest	22,368	22,693
Derivative liability - current	1,250	4,809
Other accrued liabilities	28,051	21,745
Accrued liabilities	$82,517	$76,993

14. Long-Term Debt

	December 31,
(in thousands)	2021	2020
Credit Facility	$234,500	$393,000

2028 Notes
Principal	800,000	800,000
Debt premium, net of amortization	12,536	14,541
Deferred financing costs, net of amortization	(10,406)	(11,766)
	802,130	802,775

2027 Notes
Principal	500,000	500,000
Deferred financing costs, net of amortization	(5,805)	(6,908)
	494,195	493,092

Long-term debt	$1,530,825	$1,688,867

Credit Facility

As of December 31, 2021, there were $8.9 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.4%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 2.6% and 2.7% at December 31, 2021 and 2020, respectively. As a result of the facility’s ratio requirements (see below), $502.5 million of the $506.6 million of undrawn capacity was available for additional borrowings as of December 31, 2021. We were in compliance with all other covenants under our Credit Facility agreement.

Amendments to the Credit Facility

Amendment No. 3

In February 2021, we amended our Credit Facility to, among other things, reduce the aggregate revolving commitment from $1.25 billion to $750.0 million and adjust the maximum Senior Secured Debt to EBITDA and Total Debt to EBITDA ratios, as defined in the Credit Facility agreement, to those listed in the table below.

We incurred $1.8 million in transaction costs related to Amendment No. 3, which were included in other assets in our consolidated balance sheets and are being amortized over the remaining term of the Credit Facility. In addition, we wrote off $4.9 million of unamortized deferred financing costs as a result of the amendment, which was recorded to interest expense in our consolidated statements of operations during the year ended December 31, 2021.

Amendment No. 2

In November 2019, we amended the Credit Facility to, among other things, extend the maturity date of the Credit Facility from March 30, 2022 to November 8, 2024 and change the applicable margin for borrowings to those discussed in “Other Facility Terms” below.

We incurred $6.4 million in transaction costs related to Amendment No. 2, which were included in other assets in our consolidated balance sheets and are being amortized over the remaining term of the Credit Facility.

Other Facility Terms

Subject to certain conditions, including approval by the lenders, we are able to increase the aggregate commitments under the Credit Facility by up to an additional $250.0 million. Portions of the Credit Facility up to $50.0 million are available for the issuance of swing line loans and $50.0 million is available for the issuance of letters of credit.

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

Additionally, we are required to pay commitment fees based on the daily unused amount of the Credit Facility at a rate of 0.375%. We incurred $2.0 million, $2.0 million and $1.9 million in commitment fees during the years ended December 31, 2021, 2020 and 2019, respectively.

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

As of December 31, 2021, the following consolidated financial ratios, as defined in our Credit Facility agreement, were required:

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

2028 Notes and 2027 Notes

In December 2020, we completed a private offering of $300.0 million aggregate principal amount of 6.25% senior notes due April 2028, which were issued pursuant to the indenture under which we completed a private offering of $500.0 million aggregate principal amount of 6.25% senior notes in December 2019. The notes of the two offerings have identical terms and are treated as a single class of securities. The $300.0 million of notes were issued at 104.875% of their face value and have an effective interest rate of 5.6%. The $500.0 million of notes were issued at 100% of their face value and have an effective interest rate of 6.8%. We received net proceeds of $309.9 million, after deducting issuance costs of $4.7 million, from our December 2020 offering and net proceeds of $491.8 million, after deducting issuance costs of $8.2 million, from our December 2019 offering.

In March 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.875% senior notes due April 2027 and received net proceeds of $491.2 million after deducting issuance costs of $8.8 million. The $500.0 million of notes were issued at 100% of their face value and have an effective interest rate of 7.9%.

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

The 2027 Notes and 2028 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by us and all of our existing subsidiaries, other than Archrock Partners, L.P. and Archrock Partners Finance Corp., which are co-issuers of both offerings, and certain of our future subsidiaries. The 2027 Notes and 2028 Notes and the guarantees rank equally in right of payment with all of our and the guarantors’ existing and future senior indebtedness.

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

Long-Term Debt Maturity

Contractual maturities of long-term debt over the next five years, excluding interest to be accrued, as of December 31, 2021, were as follows:

(in thousands)
2022	$—
2023	—
2024	234,500
2025	—
2026	—
Long-term debt maturities through 2026	$234,500

15. Accumulated Other Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive income (loss) consists of changes in the fair value of our interest rate swap derivative instruments, net of tax.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Beginning accumulated other comprehensive income (loss)	$(5,006)	$(1,387)	$5,773
Other comprehensive income (loss), net of tax:
Loss recognized in other comprehensive income (loss), net of tax benefit of $257, $1,776 and $1,425, respectively	(962)	(6,683)	(5,360)
(Gain) loss reclassified from accumulated other comprehensive income (loss) to interest expense, net of tax provision (benefit) of $(1,324), $(814) and $478, respectively	4,984	3,064	(1,800)
Total other comprehensive income (loss)	4,022	(3,619)	(7,160)
Ending accumulated other comprehensive loss	$(984)	$(5,006)	$(1,387)

See Note 22 (“Derivatives”) for further details on our interest rate swap derivative instruments.

16. Equity

At-the-Market Continuous Equity Offering Program

In February 2021, we entered into the ATM Agreement, pursuant to which we may offer and sell shares of our common stock from time to time for an aggregate offering price of up to $50.0 million. We use the net proceeds of these offerings, after deducting sales agent fees and offering expenses, for general corporate purposes. Offerings of common stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all shares of common stock subject to the ATM Agreement or (ii) the termination of the ATM Agreement by us or by each of the sales agents. Any sales agent may also terminate the ATM Agreement but only with respect to itself.

During the year ended December 31, 2021, we sold 357,148 shares of common stock for net proceeds of $3.4 million pursuant to the ATM Agreement.

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

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2021, 2020 and 2019:

	Declared Dividends	Dividends Paid
	per Common Share	(in thousands)
2021
Q4	$0.145	$22,351
Q3	0.145	22,506
Q2	0.145	22,331
Q1	0.145	22,155

2020
Q4	$0.145	$22,177
Q3	0.145	22,308
Q2	0.145	22,176
Q1	0.145	22,171

2019
Q4	$0.145	$22,031
Q3	0.145	22,062
Q2	0.132	17,206
Q1	0.132	17,231

On January 27, 2022, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock, or approximately $22.6 million, which was paid on February 15, 2022 to stockholders of record at the close of business on February 8, 2022.

17. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers by segment (see Note 22 (“Segments”)) and disaggregated by revenue source:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Contract operations:
0 ― 1,000 horsepower per unit	$175,457	$224,702	$259,985
1,001 ― 1,500 horsepower per unit	267,191	305,185	316,082
Over 1,500 horsepower per unit	204,893	206,749	191,510
Other (1)	770	2,282	3,962
Total contract operations revenue (2)	648,311	738,918	771,539

Aftermarket services:
Services (3)	69,876	79,012	122,076
OTC parts and components sales	63,274	57,040	71,870
Total aftermarket services revenue (4)	133,150	136,052	193,946

Total revenue	$781,461	$874,970	$965,485
(1)	Primarily relates to fees associated with owned non-compression equipment.
(2)	Includes $4.0 million, $5.6 million and $7.9 million during the years ended December 31, 2021, 2020 and 2019, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3)	Includes a reversal of $0.9 million of revenue during the year ended December 31, 2019 related to changes in estimates of performance obligations partially satisfied in prior periods.
(4)	Services revenue within aftermarket services is recognized over time. OTC parts and components sales revenue is recognized at a point in time.

Performance Obligations

As of December 31, 2021, we had $264.6 million of remaining performance obligations related to our contract operations segment, which will be recognized through 2026 as follows:

(in thousands)	2022	2023	2024	2025	2026	Total
Remaining performance obligations	$209,241	$42,367	$11,747	$771	$471	$264,597

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Contract Assets and Liabilities

Contract Assets

As of December 31, 2021 and 2020, our receivables from contracts with customers, net of allowance for credit losses, were $84.7 million and $95.6 million, respectively.

Contract Liabilities

Freight billings to customers for the transport of compression assets, customer-specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. Our contract liabilities were $4.4 million and $4.6 million as of December 31, 2021 and 2020, respectively, and were included in deferred revenue and other liabilities in our consolidated balance sheets. During the year ended December 31, 2021, we deferred revenue of $10.2 million and recognized $10.4 million as revenue. The revenue recognized and deferred during the period primarily related to freight billings and milestone billings on aftermarket services.

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

The following table presents the results of our compression fleet impairment review as recorded to our contract operations segment:

	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Idle compressors retired from the active fleet	230	730	975
Horsepower of idle compressors retired from the active fleet	85,000	261,000	170,000
Impairment recorded on idle compressors retired from the active fleet	$21,208	$77,590	$44,663

Other Impairment

During the year ended December 31, 2020, $1.7 million of capitalized implementation and unamortized prepaid costs related to the mobile workforce component of our process and technology transformation project was impaired. See Note 12 (“Hosting Arrangements”) for further details.

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

During the third quarter of 2020, a plan to dispose of certain non-core properties was approved by management. We have incurred $1.5 million of costs as a result of these property disposals. No additional costs will be incurred under this restructuring plan.

During the third quarter of 2021, management approved and initiated a plan to exit a facility no longer deemed economical for our business, and in the fourth quarter, we incurred $0.9 million of costs to complete the exit of this facility. We do not expect to incur additional material costs under this restructuring plan.

The severance and property disposal costs incurred under the above restructuring plans were recorded to restructuring charges in our consolidated statements of operations.

The following table presents the changes to our accrued liability balance related to restructuring charges during the year ended December 31, 2021:

		2020	2021
	Pandemic	Property	Property	Other
(in thousands)	Restructuring	Restructuring	Restructuring	Restructuring	Total
Balance at December 31, 2020	$201	$—	$—	$—	$201
Charges incurred	1,717	35	929	222	2,903
Payments	(1,918)	(35)	(929)	(222)	(3,104)
Balance at December 31, 2021	$—	$—	$—	$—	$—

The following table presents restructuring charges incurred by segment:

	Contract	Aftermarket
(in thousands)	Operations	Services	Other (1)	Total
Year ended December 31, 2021
Pandemic restructuring	$616	$145	$956	$1,717
2020 Property restructuring - other exit costs	—	—	35	35
2021 Property restructuring - other exit costs	929	—	—	929
Other restructuring	—	—	222	222
Total restructuring charges	$1,545	$145	$1,213	$2,903

Year ended December 31, 2020
Organizational restructuring	$458	$625	$612	$1,695
Pandemic restructuring	2,505	1,218	1,534	5,257
2020 Property restructuring
Loss on sale	—	—	915	915
Impairment loss	—	—	583	583
Total 2020 Property restructuring	—	—	1,498	1,498
Total restructuring charges	$2,963	$1,843	$3,644	$8,450
(1)	Represents expense incurred within our corporate function and not directly attributable to our segments.

The following table presents restructuring charges incurred by cost type:

	Years Ended December 31,
(in thousands)	2021	2020
Severance costs
Organizational restructuring	$—	$1,695
Pandemic restructuring	1,717	5,257
Total severance costs	1,717	6,952
Property disposal costs
Loss on sale	—	915
Impairment loss	—	583
Other exit costs	964	—
Total property disposal costs	964	1,498
Other restructuring costs	222	—
Total restructuring charges	$2,903	$8,450

20. Income Taxes

Current and Deferred Tax Provision

Our provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current tax provision (benefit):
U.S. federal	$(1)	$(99)	$75
State	366	326	377
Total current	365	227	452
Deferred tax provision (benefit):
U.S. federal	8,800	(17,246)	(35,597)
State	1,579	(518)	(4,000)
Total deferred	10,379	(17,764)	(39,597)
Provision for (benefit from) income taxes	$10,744	$(17,537)	$(39,145)

The provision for (benefit from) income taxes for the years ended December 31, 2021, 2020 and 2019 resulted in effective tax rates on continuing operations of 28%, 20% and (67)%, respectively. The following table reconciles these effective tax rates to the U.S. statutory rate of 21%, the rate in effect during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Income taxes at U.S. federal statutory rate	$8,182	$(18,056)	$12,276
Net state income taxes	1,374	(817)	1,634
Tax credits	(720)	(1,256)	(1,757)
Unrecognized tax benefits (1)	598	772	(1,958)
Valuation allowances and write off of tax attributes (2)	(167)	236	(50,219)
Executive compensation limitation	1,559	1,159	1,102
Stock	162	538	66
Other	(244)	(113)	(289)
Provision for (benefit from) income taxes	$10,744	$(17,537)	$(39,145)
(1)	Includes the expiration of statute of limitations and in 2019, also reflects a decrease in our uncertain tax benefit, net of federal benefit, due to settlements of tax audits. See “Unrecognized Tax Benefits” below for further details.
(2)	See “Tax Attributes and Valuation Allowances” below for further details.

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$196,654	$158,916
Accrued liabilities	4,527	3,133
Other	12,503	12,124
	213,684	174,173
Valuation allowances (1)	(735)	(1,027)
Total deferred tax assets	212,949	173,146

Deferred tax liabilities:
Property, plant and equipment	(7,762)	(6,066)
Basis difference in the Partnership	(151,469)	(103,721)
Other	(6,975)	(7,150)
Total deferred tax liabilities	(166,206)	(116,937)
Net deferred tax asset (2)	$46,743	$56,209
(1)	See “Tax Attributes and Valuation Allowances” below for further details.
(2)	The 2021 and 2020 net deferred tax assets are reflected in our consolidated balance sheets as deferred tax assets of $47.9 million and $56.9 million, respectively, and deferred tax liabilities of $1.1 million and $0.7 million, respectively.

Both the 2021 and 2020 balances are based on a U.S. federal tax rate of 21%.

Tax Attributes and Valuation Allowances

	Year Ended December 31,
(in thousands)	2021	2020	2019
Balance at beginning of period (1)	$(1,027)	$(822)	$(45,439)
Additions to valuation allowance	-	(205)	(580)
Reductions to valuation allowance (1)	292	-	45,197
Balance at end of period	$(735)	$(1,027)	$(822)
(1)	In 2019, excludes $5.6 million related to discontinued operations.

Pursuant to Sections 382 and 383 of the Code, utilization of loss and credit carryforwards are subject to annual limitations due to any ownership changes of 5% stockholders. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a rolling three-year period. We do not currently expect that any loss carryforwards or credit carryforwards will expire as a result of any 382 or 383 limitations. Our ability to utilize loss carryforwards and credit carryforwards against future U.S. federal taxable income and future U.S. federal income tax may be limited in the future if we have a 50% or more ownership change in our 5% stockholders.

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

As of December 31, 2019, we achieved a three-year cumulative book income, and together with other positive and negative evidence, we concluded that there was sufficient positive evidence of projected future taxable income to release the $50.8 million valuation allowance previously required for our overall net deferred tax asset position. This release was offset by a $0.6 million increase in the valuation allowance on our state NOL deferred tax asset. The overall impact of the change in the valuation allowance was recorded as a $50.2 million benefit from income taxes in our consolidated statements of operations and a $50.2 million increase in deferred tax assets in our consolidated balance sheets, of which $44.6 million and $5.6 million were recorded to continuing operations and discontinued operations, respectively.

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

At December 31, 2021, we had U.S. federal and state NOL carryforwards of $868.5 million and $317.1 million, respectively, included in our NOL deferred tax asset that are available to offset future taxable income. If not used, the federal and state NOL carryforwards will begin to expire in 2025 and 2022, respectively, though $629.5 million of the U.S. federal and $167.7 million of the state NOL carryforwards have no expiration date. In connection with the state NOL deferred tax asset, we recorded a valuation allowance of $0.7 million and $1.0 million as of December 31, 2021 and 2020, respectively.

At December 31, 2021, we had U.S. federal and state tax credit carryforwards of $3.0 million and $0.1 million, respectively. If not used, the federal and state tax credit carryforwards will begin to expire in 2037 and 2041, respectively.

Unrecognized Tax Benefits

A reconciliation of the unrecognized tax benefit (including discontinued operations) activity is shown below:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Beginning balance	$18,892	$18,453	$19,560
Additions based on tax positions related to current year	2,246	2,397	2,227
Additions based on tax positions related to prior years	632	—	2,047
Reductions based on settlement refunds from government authorities	—	—	(4,414)
Reductions based on tax positions related to prior years	(138)	(73)	(51)
Reductions based on lapse of statute of limitations	(2,038)	(1,885)	(916)
Ending balance	$19,594	$18,892	$18,453

We had $19.6 million, $18.9 million and $18.5 million of unrecognized tax benefits at December 31, 2021, 2020 and 2019, respectively, of which $2.1 million, $2.9 million and $3.2 million, respectively, would affect the effective tax rate if recognized and $7.9 million, $7.9 million and $8.3 million, respectively, would be reflected in income from discontinued operations, net of tax if recognized.

We recorded $2.2 million, $2.1 million and $2.1 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions (including discontinued operations) in our consolidated balance sheets as of the years ended December 31, 2021, 2020 and 2019, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense. We recorded $0.1 million of potential interest expense and penalties in our consolidated statements of operations during the year ended December 31, 2021, and releases of $0.1 million during each of the years ended December 31, 2020 and 2019.

Subject to the provisions of our tax matters agreement with Exterran Corporation, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. As of both December 31, 2021 and 2020, we recorded an indemnification asset (including penalties and interest) of $7.9 million, which is related to unrecognized tax benefits in our consolidated balance sheets.

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

State income tax returns are generally subject to examination for a period of three to five years after filing the returns. However, the state impact of any U.S. federal audit adjustments and amendments remains subject to examination by various states for up to one year after formal notification to the states. We are not currently involved in any state audits. During the year ended December 31, 2019, we settled certain state audits, which resulted in a refund of $2.4 million and a reduction in previously-accrued uncertain tax benefits of $4.4 million.

As of December 31, 2021, we believe it is reasonably possible that $2.6 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to December 31, 2022 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

CARES Act

In March 2020, President Trump signed into law the CARES Act, which includes, among other things, refundable payroll tax credits, deferment of employer-side social security payments, NOL carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act provisions did not have a material impact on our consolidated financial statements. Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact our tax provision in future periods.

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

The following table shows the calculation for net income (loss) attributable to common stockholders, which is used in the calculation of basic and diluted net income (loss) per common share:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Income (loss) from continuing operations	$28,217	$(68,445)	$97,603
Loss from discontinued operations, net of tax	—	—	(273)
Net income (loss)	28,217	(68,445)	97,330
Less: Earnings attributable to participating securities	(1,172)	(1,338)	(1,348)
Net income (loss) attributable to common stockholders	$27,045	$(69,783)	$95,982

The following table shows the potential shares of common stock that were included in computing diluted net income (loss) per common share:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Weighted average common shares outstanding including participating securities	153,484	152,827	139,317
Less: Weighted average participating securities outstanding	(1,800)	(1,999)	(1,825)
Weighted average common shares outstanding used in basic net income (loss) per common share	151,684	150,828	137,492
Net dilutive potential common shares issuable:
On exercise of options and vesting of performance-based restricted stock units	144	—	34
On settlement of ESPP shares	2	—	2
Weighted average common shares outstanding used in diluted net income (loss) per common share	151,830	150,828	137,528

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income (loss) per common share as their inclusion would have been anti-dilutive:

	Year Ended December 31,
(in thousands)	2021	2020	2019
On exercise of options where exercise price is greater than average market value for the period	31	96	154
On exercise of options and vesting of performance-based restricted stock units	—	54	—
On settlement of ESPP shares	—	17	—
Net dilutive potential common shares issuable	31	167	154

22. Derivatives

We use derivative instruments to manage our exposure to fluctuations in the variable interest rate of our Credit Facility. As of December 31, 2021, we had $300.0 million notional value of interest rate swaps outstanding, which expire in March 2022. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates and designated them as cash flow hedges. The counterparties to these derivative agreements are major financial institutions. We monitor the credit quality of these financial institutions and do not expect nonperformance by any counterparty, although such nonperformance could have an adverse effect on us. We have no collateral posted for our derivative instruments.

During the year ended December 31, 2021, we dedesignated $125.0 million notional value of our interest rate swaps. The fair value of this interest rate swap immediately prior to dedesignation was a liability of $1.6 million. The associated amount in accumulated other comprehensive loss related to this interest rate swap is being amortized into interest expense over the remaining term of the swap through March 2022. Changes in the fair value of the dedesignated interest rate swap subsequent to dedesignation are recorded in interest expense.

The remaining $175.0 million notional value of our interest rate swaps continue to be designated as cash flow hedging instruments. We expect the hedging relationship to be highly effective as the interest rate swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate. We estimate that $1.2 million of the deferred pre-tax loss attributable to interest rate swaps included in accumulated other comprehensive loss at December 31, 2021 will be reclassified into earnings as interest expense at then-current values during the next 12 months as the underlying hedged transactions occur.

As of December 31, 2021, the weighted average effective fixed interest rate of our interest rate swaps was 1.8%.

The following table presents the effect of our derivative instruments on our consolidated balance sheets:

	December 31,
(in thousands)	2021	2020
Interest rate swaps designated as cash flow hedging instruments
Accrued liabilities	$727	$4,810
Other liabilities	—	1,527
Total derivatives designated as cash flow hedging instruments	727	6,337

Interest rate swaps not designated as hedging instruments
Accrued liabilities	523	—

Total derivative liabilities	$1,250	$6,337

The following table presents the effect of our derivative instruments on our consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Total amount of interest expense in which the effects of cash flow hedges and undesignated interest rate swaps are recorded	$108,135	$105,716	$104,681

Interest rate swaps designated as cash flow hedging instruments
Pre-tax loss recognized in other comprehensive income (loss)	$(1,219)	$(8,459)	$(6,785)
Pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense	(6,308)	(3,878)	2,278

Interest rate swaps not designated as hedging instruments
Gain recognized in interest expense	$1,088	$—	$—

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

	December 31,
(in thousands)	2021	2020
Derivative liabilities	$1,250	$6,337

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

Compressors

During the years ended December 31, 2021 and 2020, we recorded nonrecurring fair value measurements related to our idle compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our compressors impaired during the years ended December 31, 2021 and 2020 was as follows:

	December 31,
(in thousands)	2021	2020
Impaired compressors	$4,380	$19,046

The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compressors being measured. Additional quantitative information related to our significant unobservable inputs follows:

	Range	Weighted Average (1)
Estimated net sale proceeds:
As of December 31, 2021	$0 - $621 per horsepower	$35 per horsepower
As of December 31, 2020	$0 - $289 per horsepower	$20 per horsepower
(1)	Calculated based on an estimated discount for market liquidity of 64% and 81% as of December 31, 2021 and 2020, respectively.

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

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

	December 31,
(in thousands)	2021	2020
Carrying amount of fixed rate debt (1)	$1,296,325	$1,295,867
Fair value of fixed rate debt	1,361,000	1,371,000
(1)	Carrying amounts are shown net of unamortized debt premium and deferred financing costs. See Note 14 (“Long-Term Debt”).

24. Stock-Based Compensation

We recognize stock-based compensation expense related to restricted stock awards, restricted stock units, performance-based restricted stock units and shares issued under our ESPP. We account for forfeitures as they occur.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Equity award expense	$11,336	$10,551	$8,105
Liability award (benefit) expense (1)	(816)	1,521	2,336
Total stock-based compensation expense	$10,520	$12,072	$10,441
(1)	In 2021, includes a reversal of prior period expense of $2.1 million during the fourth quarter as the result of revised estimates of performance achievement of our 2019 and 2020 cash-settled performance-based restricted stock units.

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

The 2020 Plan and 2013 Plan allow us to withhold shares upon vesting of restricted stock at the then-current market price to cover taxes required to be withheld on the vesting date. During the years ended December 31, 2021, 2020 and 2019, we withheld 283,972 shares valued at $2.5 million, 236,752 shares valued at $1.8 million and 212,080 shares valued at $2.0 million, respectively, to cover tax withholding.

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

Restricted Stock

Our outstanding restricted stock generally consists of stock-settled restricted stock awards and performance-based restricted stock units, and cash-settled performance-based restricted stock units.

For grants of restricted stock, we recognize compensation expense over the vesting period equal to the fair value of our common stock at the grant date. Our restricted stock includes rights to receive dividends or dividend equivalents. We periodically remeasure the fair value of our cash-settled units and record a cumulative adjustment of the expense previously recognized. Our obligation related to the cash-settled units is reflected as a liability in our consolidated balance sheets. Restricted stock awards generally vest one-third per year, subject to continued service through the applicable vesting date. Performance-based restricted stock units generally vest in their entirety at the end of a three-year vesting period, also subject to continued service through the applicable vesting date.

Some of our performance-based restricted stock units have a market-based condition that determines the number of restricted stock units and dividend equivalents earned. The market condition is based on our total shareholder return ranked against that of a predetermined peer group over a three-year performance period. The awards vest in their entirety on the date specified in the award agreement following the conclusion of the performance period. The fair value of the performance-based restricted stock units, incorporating the market condition, is estimated on the grant date using a Monte Carlo simulation model. Expected volatilities for us and each peer company utilized in the model are estimated using a historical period consistent with the awards’ remaining performance period as of the grant date. The risk-free interest rate is based on the yield on U.S. Treasury Separate Trading of Registered Interest and Principal Securities for a term consistent with the remaining performance period. The dividend yield used is 0.0% to approximate accumulation of earnings.

The following table presents the inputs used and the grant date fair value calculated in the Monte Carlo simulation model for the performance-based restricted stock units awarded during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Remaining performance period as of grant date (in years)	2.8	2.9	2.9
Risk-free interest rate used	0.3%	1.4%	2.6%
Grant-date fair value	$14.30	$11.33	$12.91

The following table presents our restricted stock activity during the year ended December 31, 2021:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)	Per Share
Non-vested restricted stock, December 31, 2020	2,446	$9.69
Granted (1)	1,288	11.20
Vested (2)	(1,075)	9.91
Canceled	(81)	9.85
Non-vested restricted stock, December 31, 2021 (3)	2,578	10.35
(1)	The weighted average grant date fair value of shares granted during the years ended December 31, 2021, 2020 and 2019 was $11.20, $9.37 and $10.01, respectively.
(2)	The total fair value of all awards vested during the years ended December 31, 2021, 2020 and 2019 was $9.1 million, $7.1 million and $9.0 million, respectively.
(3)	Non-vested awards as of December 31, 2021 were comprised of 523 cash-settled units and 2,055 stock-settled awards and units.

As of December 31, 2021, we expect $12.6 million of unrecognized compensation cost related to our non-vested awards and units to be recognized over the weighted-average period of 1.8 years. Cash paid upon vesting of cash-settled restricted stock units during the years ended December 31, 2021, 2020 and 2019 was $0.6 million, $0.5 million and $1.3 million, respectively.

Employee Stock Purchase Plan

Adopted in 2017, our ESPP provides employees with an opportunity to participate in our long-term performance and success through the purchase of shares of common stock at a price that may be less than fair market value. Each quarter, eligible employees may elect to withhold a portion of their salary up to the lesser of $25,000 per year or 10% of their eligible pay to purchase shares of our common stock at a price equal to 85% to 100% of the fair market value of the stock as defined by the plan. The ESPP will terminate on the date that all shares of common stock authorized for sale under the ESPP have been purchased, unless it is extended. The maximum number of shares of common stock available for purchase under the ESPP is 1,000,000. As of December 31, 2021, 521,719 shares remained available for purchase under the ESPP. Our ESPP is compensatory and, as a result, we record an expense in our consolidated statements of operations related to the ESPP. The purchase discount under the ESPP is 5% of the fair market value of our common stock on the first or last trading day of the quarter, whichever is lower.

Directors’ Stock and Deferral Plan

Adopted in 2007, our DSDP provides non-employee members of the Board of Directors with an opportunity to elect to receive our common stock as payment for a portion or all of their retainer. The number of shares paid each quarter is determined by dividing the dollar amount of fees elected to be paid in common stock by the closing sales price per share of the common stock on the last day of the quarter. In addition, directors who elect to receive a portion or all of their fees in the form of common stock may also elect to defer, until a later date, the receipt of a portion or all of their fees to be received in common stock. There are 100,000 shares reserved under the DSDP and, as of December 31, 2021, 37,771 shares remained available to be issued under the plan.

25. Retirement Benefit Plan

Our 401(k) retirement plan provides for optional employee contributions up to the applicable IRS annual limit and discretionary employer matching contributions. We make discretionary matching contributions to each participant’s account at a rate of 100% of each participant’s contributions up to 5% of eligible compensation. We recorded matching contributions of $4.4 million, $5.6 million and $6.8 million during the years ended December 31, 2021, 2020 and 2019, respectively.

26. Commitments and Contingencies

Insurance

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

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of December 31, 2021 and 2020, we accrued $5.8 million and $5.6 million, respectively, for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

In 2021, one of our sales and use tax audits advanced from the audit review phase to the contested hearing phase. We accrued $0.6 million and $0.9 million for this audit as of December 31, 2021 and 2020, respectively.

In 2020, we settled a certain sales and use tax audit for which we recorded a $12.4 million net benefit in our consolidated statements of operations. This net benefit was primarily reflected as decreases of $4.4 million and $7.9 million to cost of sales (excluding depreciation and amortization) and SG&A, respectively. We received a cash refund of $17.3 million in the fourth quarter of 2020 related to this settlement and have a $2.0 million accrued liability recorded as of December 31, 2021, which is included in our accrual for non-income-based tax audits discussed above.

Subject to the provisions of the tax matters agreement between Exterran Corporation and us, both parties agreed to indemnify the primary obligor of any return for tax periods beginning before and ending before or after the Spin-off (including any ongoing or future amendments and audits for these returns) for the portion of the tax liability (including interest and penalties) that relates to their respective operations reported in the filing. The tax contingencies mentioned above relate to tax matters for which we are responsible in managing the audit. As of December 31, 2020, we had an indemnification liability (including penalties and interest), in addition to the tax contingency above, of $1.6 million for our share of non-income-based tax contingencies related to audits being managed by Exterran Corporation. During the year ended December 31, 2021, these audits were settled and our indemnification liability was reduced to zero.

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

27. Related Party Transactions

In connection with the closing of the Elite Acquisition, we issued 21.7 million shares of our common stock to JDH Capital, an affiliate of our customer Hilcorp. As long as JDH Capital, together with affiliates of Hilcorp, owns at least 7.5% of our outstanding common stock, it will have the right to designate one director to our Board of Directors. As of December 31, 2021, JDH Capital owned 11.1% of our outstanding common stock.

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

Revenue from Hilcorp and affiliates was $38.2 million, $40.3 million and $31.4 million during the years ended December 31, 2021, 2020 and 2019, respectively. Accounts receivable, net due from Hilcorp and affiliates was $3.7 million and $3.9 million as of December 31, 2021 and 2020, respectively.

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

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes only sales to external customers. No single customer accounted for 10% or more of our revenue during the years ended December 31, 2021, 2020 and 2019.

	Contract	Aftermarket
(in thousands)	Operations	Services	Other (1)	Total
2021
Revenue	$648,311	$133,150	$—	$781,461
Gross margin	403,825	18,719	—	422,544
Capital expenditures	94,863	2,675	347	97,885

2020
Revenue	$738,918	$136,052	$—	$874,970
Gross margin	477,831	19,946	—	497,777
Capital expenditures	133,492	5,308	1,502	140,302

2019
Revenue	$771,539	$193,946	$—	$965,485
Gross margin	474,279	34,968	—	509,247
Capital expenditures	374,650	8,714	1,834	385,198
(1)	Corporate-related items.

The following table presents assets by segment reconciled to total assets per the consolidated balance sheets:

	December 31,
(in thousands)	2021	2020
Contract operations assets	$2,429,805	$2,593,864
Aftermarket services assets	49,420	45,985
Segment assets	2,479,225	2,639,849
Other assets (1)	100,930	128,837
Assets associated with discontinued operations	9,811	11,036
Total assets	$2,589,966	$2,779,722
(1)	Corporate-related items.

The following table reconciles total gross margin to income (loss) before income taxes:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Total gross margin	$422,544	$497,777	$509,247
Less:
Selling, general and administrative	107,167	105,100	117,727
Depreciation and amortization	178,946	193,138	188,084
Long-lived and other asset impairment	21,397	79,556	44,663
Goodwill impairment	—	99,830	—
Restatement and other charges	—	—	445
Restructuring charges	2,903	8,450	—
Interest expense	108,135	105,716	104,681
Debt extinguishment loss	—	3,971	3,653
Transaction-related costs	—	—	8,213
Gain on sale of assets, net	(30,258)	(10,643)	(16,016)
Other income, net	(4,707)	(1,359)	(661)
Income (loss) before income taxes	$38,961	$(85,982)	$58,458

29. Impact of Hurricane

Hurricane Ida made landfall in Louisiana on August 29, 2021, causing operational disruptions, damage to compressors and a temporary shutdown of facilities in Louisiana that negatively impacted our financial performance in the quarter. In the third quarter of 2021, we recorded $2.0 million in depreciation expense associated with the damaged assets, and in the fourth quarter, we recognized an insurance recovery of $2.8 million related to the facility and compressor damages in other income, net in our consolidated statements of operations, after a deductible of $0.9 million. A corresponding receivable for $2.8 million was recorded to our consolidated balance sheet as of December 31, 2021. The remaining portion of our insurance claim pertaining to business interruption is in process. We are currently unable to estimate the expected amount to be recovered, however, any amount recovered will not be subject to an additional deductible.