Form 10-Q
period 2022-03-31
Archrock, Inc.
filed 2022-05-10
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Number of shares of the common stock of the registrant outstanding as of May 3, 2022: 155,215,024 shares.

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

ECOTEC	Ecotec International Holdings, LLC
ERP	Enterprise Resource Planning
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
February 2021 Disposition	Sale completed in February 2021 of certain contract operations customer service agreements, compressors and other assets
Financial Statements	Condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
GAAP	U.S. generally accepted accounting principles
Hilcorp	Hilcorp Energy Company
LIBOR	London Interbank Offered Rate
Old Ocean Reserves	Old Ocean Reserves, LP, formerly JDH Capital Holdings, L.P.
OTC	Over-the-counter, as related to aftermarket services parts and components
ROU	Right-of-use, as related to the lease model under Accounting Standards Codification Topic 842 Leases
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
U.S.	United States of America

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Exchange Act, including, without limitation, our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and pay dividends; the expected amount of our capital expenditures; anticipated cost savings; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our 2021 Form 10-K and those set forth from time to time in our filings with the SEC, which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Archrock, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,262	$1,569
Accounts receivable, trade, net of allowance of $2,209 and $2,152, respectively	115,162	104,931
Inventory	73,596	72,869
Other current assets	6,364	7,201
Total current assets	196,384	186,570
Property, plant and equipment, net	2,230,134	2,226,526
Operating lease ROU assets	17,116	17,491
Intangible assets, net	45,374	47,887
Contract costs, net	26,262	25,418
Deferred tax assets	47,504	47,879
Other assets	27,741	28,384
Noncurrent assets associated with discontinued operations	9,505	9,811
Total assets	$2,600,020	$2,589,966

Liabilities and Equity
Current liabilities:
Accounts payable, trade	$70,878	$38,920
Accrued liabilities	90,168	82,517
Deferred revenue	7,264	3,817
Total current liabilities	168,310	125,254
Long-term debt	1,517,015	1,530,825
Operating lease liabilities	15,448	15,940
Deferred tax liabilities	1,177	1,136
Other liabilities	17,879	17,505
Noncurrent liabilities associated with discontinued operations	7,868	7,868
Total liabilities	1,727,697	1,698,528
Commitments and contingencies (Note 17)
Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 162,919,584 and 161,482,852 shares issued, respectively	1,629	1,615
Additional paid-in capital	3,443,261	3,440,059
Accumulated other comprehensive loss	—	(984)
Accumulated deficit	(2,484,066)	(2,463,114)
Treasury stock: 7,698,812 and 7,417,401 common shares, at cost, respectively	(88,501)	(86,138)
Total equity	872,323	891,438
Total liabilities and equity	$2,600,020	$2,589,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Contract operations	$163,656	$166,034
Aftermarket services	33,545	29,397
Total revenue	197,201	195,431
Cost of sales (excluding depreciation and amortization):
Contract operations	64,501	61,365
Aftermarket services	28,638	25,783
Total cost of sales (excluding depreciation and amortization)	93,139	87,148
Selling, general and administrative	27,773	25,084
Depreciation and amortization	43,039	45,712
Long-lived and other asset impairment	7,416	7,073
Restructuring charges	—	897
Interest expense	25,246	31,245
Gain on sale of assets, net	(2,112)	(11,032)
Other (income) expense, net	36	(1,889)
Income before income taxes	2,664	11,193
Provision for income taxes	943	7,024
Net income	$1,721	$4,169

Basic and diluted net income per common share	$0.01	$0.03

Weighted average common shares outstanding:
Basic	152,690	151,425
Diluted	152,810	151,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income	$1,721	$4,169
Other comprehensive income, net of tax:
Interest rate swap gain, net of reclassifications to earnings	574	996
Amortization of dedesignated interest rate swap	410	—
Total other comprehensive income, net of tax	984	996
Comprehensive income	$2,705	$5,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except share and per share amounts)

(unaudited)

				Accumulated
	Common		Additional	Other		Treasury
	Stock		Paid-in	Comprehensive	Accumulated	Stock
	Amount	Shares	Capital	Loss	Deficit	Amount	Shares	Total
Balance at December 31, 2020	$1,600	160,014,960	$3,424,624	$(5,006)	$(2,401,988)	$(83,673)	(7,052,769)	$935,557
Treasury stock purchased						(1,742)	(184,393)	(1,742)
Cash dividends ($0.145 per common share)					(22,155)			(22,155)
Shares issued under ESPP	—	28,054	235					235
Stock-based compensation, net of forfeitures	9	923,330	2,654				(26,011)	2,663
Net proceeds from issuance of common stock	4	357,148	3,397					3,401
Comprehensive income
Net income					4,169			4,169
Interest rate swap gain, net of reclassifications to earnings				996				996
Balance at March 31, 2021	$1,613	161,323,492	$3,430,910	$(4,010)	$(2,419,974)	$(85,415)	(7,263,173)	$923,124

Balance at December 31, 2021	$1,615	161,482,852	$3,440,059	$(984)	$(2,463,114)	$(86,138)	(7,417,401)	$891,438
Treasury stock purchased						(2,363)	(272,403)	(2,363)
Cash dividends ($0.145 per common share)					(22,673)			(22,673)
Shares issued under ESPP	—	20,060	149					149
Stock-based compensation, net of forfeitures	14	1,416,672	3,053				(9,008)	3,067
Comprehensive income
Net income					1,721			1,721
Interest rate swap gain, net of reclassifications to earnings				574				574
Amortization of dedesignated interest rate swap				410				410
Balance at March 31, 2022	$1,629	162,919,584	$3,443,261	$—	$(2,484,066)	$(88,501)	(7,698,812)	$872,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$1,721	$4,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,039	45,712
Long-lived and other asset impairment	7,416	7,073
Inventory write-downs	294	218
Amortization of operating lease ROU assets	780	950
Amortization of deferred financing costs	1,288	6,264
Amortization of debt premium	(502)	(501)
Amortization of dedesignated interest rate swap	410	—
Interest rate swaps	631	1,071
Stock-based compensation expense	3,067	2,663
Provision for credit losses	108	224
Gain on sale of assets, net	(2,112)	(5,037)
Gain on sale of business	—	(5,995)
Deferred income tax provision	886	6,592
Amortization of contract costs	4,476	5,591
Deferred revenue recognized in earnings	(3,115)	(2,328)
Change in assets and liabilities:
Accounts receivable, trade	(15,084)	(4,108)
Inventory	(1,021)	(3,330)
Other assets	444	270
Contract costs, net	(5,320)	(2,283)
Accounts payable and other liabilities	32,718	18,881
Deferred revenue	6,351	1,397
Other	97	62
Net cash provided by operating activities	76,572	77,555
Cash flows from investing activities:
Capital expenditures	(44,858)	(11,539)
Proceeds from sale of business	—	18,168
Proceeds from sale of property, plant and equipment and other assets	5,437	9,114
Proceeds from insurance and other settlements	2,763	775
Net cash provided by (used in) investing activities	(36,658)	16,518
Cash flows from financing activities:
Borrowings of long-term debt	172,500	159,751
Repayments of long-term debt	(186,500)	(229,251)
Payments for debt issuance costs	—	(2,401)
Payments for settlement of interest rate swaps that include financing elements	(1,334)	(1,075)
Dividends paid to stockholders	(22,673)	(22,155)
Net proceeds from issuance of common stock	—	3,401
Proceeds from stock issued under ESPP	149	235
Purchases of treasury stock	(2,363)	(1,742)
Net cash used in financing activities	(40,221)	(93,237)
Net increase (decrease) in cash and cash equivalents	(307)	836
Cash and cash equivalents, beginning of period	1,569	1,097
Cash and cash equivalents, end of period	$1,262	$1,933

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with GAAP and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished reflects all normal recurring adjustments necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our 2021 Form 10-K, which contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

2. Business Transactions

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

3. Inventory

(in thousands)	March 31, 2022	December 31, 2021
Parts and supplies	$62,248	$63,628
Work in progress	11,348	9,241
Inventory	$73,596	$72,869

4. Property, Plant and Equipment, net

(in thousands)	March 31, 2022	December 31, 2021
Compression equipment, facilities and other fleet assets	$3,293,561	$3,273,770
Land and buildings	43,932	43,540
Transportation and shop equipment	91,211	92,490
Computer hardware and software	76,933	76,908
Other	6,260	6,229
Property, plant and equipment	3,511,897	3,492,937
Accumulated depreciation	(1,281,763)	(1,266,411)
Property, plant and equipment, net	$2,230,134	$2,226,526

5. Hosting Arrangements

We have hosting arrangements that are service contracts related to the cloud migration of our ERP system and cloud services for our mobile workforce, telematics and inventory management tools.

As of March 31, 2022 and December 31, 2021, we had $13.8 million and $12.7 million, respectively, of capitalized implementation costs related to these hosting arrangements included in other assets in our condensed consolidated balance sheets. Accumulated amortization was $1.1 million and $0.7 million at March 31, 2022 and December 31, 2021, respectively. We recorded $0.4 million and $0.1 million of amortization expense to SG&A in our condensed consolidated statements of operations during the three months ended March 31, 2022 and 2021, respectively.

6. Long-Term Debt

(in thousands)	March 31, 2022	December 31, 2021
Credit Facility	$220,500	$234,500

2028 Notes
Principal	800,000	800,000
Premium, net of amortization	12,034	12,536
Deferred financing costs, net of amortization	(9,990)	(10,406)
	802,044	802,130

2027 Notes
Principal	500,000	500,000
Deferred financing costs, net of amortization	(5,529)	(5,805)
	494,471	494,195

Long-term debt	$1,517,015	$1,530,825

Credit Facility

As of March 31, 2022, there were $5.5 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.4%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 2.9% and 2.6% at March 31, 2022 and December 31, 2021, respectively. We incurred $0.5 million and $0.6 million in commitment fees on the daily unused amount of the Credit Facility during the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, we were in compliance with all covenants under our Credit Facility agreement. As a result of the facility’s financial ratio requirements, $435.2 million of the $524.0 million of undrawn capacity was available for additional borrowings as of March 31, 2022.

In February 2021, we amended our Credit Facility to, among other things, reduce the aggregate revolving commitment from $1.25 billion to $750.0 million and adjust certain financial ratios. We wrote off $4.9 million of unamortized deferred financing costs as a result of the amendment, which was recorded to interest expense in our condensed consolidated statements of operations during the three months ended March 31, 2021.

7. Accumulated Other Comprehensive Loss

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive loss consists of changes in the fair value of our interest rate swap derivative instruments, net of tax.

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Beginning accumulated other comprehensive loss	$(984)	$(5,006)
Other comprehensive income, net of tax:
Loss recognized in other comprehensive income, net of tax benefit of $107 and $2, respectively	(405)	(8)
Loss reclassified from accumulated other comprehensive loss to interest expense, net of tax benefit of $369 and $267, respectively	1,389	1,004
Total other comprehensive income	984	996
Ending accumulated other comprehensive loss	$—	$(4,010)

See Note 14 (“Derivatives”) for further details on our interest rate swap derivative instruments.

8. Equity

At-the-Market Continuous Equity Offering Program

During the three months ended March 31, 2021, we sold 357,148 shares of common stock for net proceeds of $3.4 million pursuant to our ATM Agreement.

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2022 and 2021:

	Declared Dividends	Dividends Paid
	per Common Share	(in thousands)
2022
Q1	$0.145	$22,673

2021
Q4	$0.145	$22,351
Q3	0.145	22,506
Q2	0.145	22,331
Q1	0.145	22,155

On April 28, 2022, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock to be paid on May 17, 2022 to stockholders of record at the close of business on May 10, 2022.

9. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers by segment (see Note 19 (“Segments”)) and disaggregated by revenue source:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Contract operations:
0 ― 1,000 horsepower per unit	$41,842	$46,919
1,001 ― 1,500 horsepower per unit	67,001	68,464
Over 1,500 horsepower per unit	54,594	50,403
Other (1)	219	248
Total contract operations revenue (2)	163,656	166,034

Aftermarket services:
Services	17,137	16,892
OTC parts and components sales	16,408	12,505
Total aftermarket services revenue (3)	33,545	29,397

Total revenue	$197,201	$195,431
(1)	Primarily relates to fees associated with owned non-compression equipment.
(2)	Includes $0.2 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3)	Services revenue within aftermarket services is recognized over time. OTC parts and components sales revenue is recognized at a point in time.

Performance Obligations

As of March 31, 2022, we had $267.3 million of remaining performance obligations related to our contract operations segment, which will be recognized through 2027 as follows:

(in thousands)	2022	2023	2024	2025	2026	2027	Total
Remaining performance obligations	$184,874	$60,283	$19,147	$1,981	$867	$98	$267,250

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Contract Assets and Liabilities

Contract Assets

As of March 31, 2022 and December 31, 2021, our receivables from contracts with customers, net of allowance for credit losses, were $103.0 million and $84.7 million, respectively.

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

Our allowance for credit losses balance changed as follows during the three months ended March 31, 2022:

(in thousands)
Balance at December 31, 2021	$2,152
Provision for credit losses	108
Write-offs charged against allowance	(51)
Balance at March 31, 2022	$2,209

Contract Liabilities

Freight billings to customers for the transport of compression assets, customer-specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. Our contract liabilities were $7.6 million and $4.4 million as of March 31, 2022 and December 31, 2021, respectively, and were included in deferred revenue and other liabilities in our condensed consolidated balance sheets. During the three months ended March 31, 2022, we deferred revenue of $6.4 million and recognized $3.1 million as revenue. The revenue recognized and deferred during the period primarily related to freight billings and milestone billings on aftermarket services.

10. Long-Lived and Other Asset Impairment

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

The following table presents the results of our compression fleet impairment review as recorded to our contract operations segment:

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021
Idle compressors retired from the active fleet	45	70
Horsepower of idle compressors retired from the active fleet	31,000	24,000
Impairment recorded on idle compressors retired from the active fleet	$7,409	$7,012

11. Restructuring Charges

In response to the decreased activity level of our customers that resulted from the coronavirus pandemic beginning in the second quarter of 2020, we incurred severance costs of $7.0 million to right-size our business in 2020 and 2021. No additional costs will be incurred under this restructuring plan.

During the third quarter of 2020, a plan to dispose of certain non-core properties was approved by management. We incurred $1.5 million of costs in 2020 and 2021 as a result of these property disposals. No additional costs will be incurred under this restructuring plan.

The severance and property disposal costs incurred under the above restructuring plans were recorded to restructuring charges in our condensed consolidated statements of operations.

The following table presents restructuring charges incurred by segment:

	Contract	Aftermarket
(in thousands)	Operations	Services	Other (1)	Total
Three months ended March 31, 2021
Pandemic restructuring	$279	$24	$585	$888
2020 Property restructuring	—	—	9	9
Total restructuring charges	$279	$24	$594	$897
(1)	Represents expense incurred within our corporate function and not directly attributable to our segments.

The following table presents restructuring charges incurred by cost type:

Three Months Ended
(in thousands)	March 31, 2021
Severance costs - pandemic restructuring	$888
Impairment - 2020 property restructuring	9
Total restructuring charges	$897

12. Income Taxes

Valuation Allowance

The amount of our deferred tax assets considered realizable could be adjusted if projections of future taxable income are reduced or objective negative evidence in the form of a three-year cumulative loss is present or both. Should we no longer have a level of sustained profitability, excluding nonrecurring charges, we will have to rely more on our future projections of taxable income to determine if we have an adequate source of taxable income for the realization of our deferred tax assets, namely net operating loss, interest limitation and tax credit carryforwards. This may result in the need to record a valuation allowance against all or a portion of our deferred tax assets.

Effective Tax Rate

The year-to-date effective tax rate for the three months ended March 31, 2022 differed significantly from our statutory rate primarily due to unrecognized tax benefits and the limitation on executive compensation.

Unrecognized Tax Benefits

As of March 31, 2022, we believe it is reasonably possible that $2.7 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to March 31, 2023 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

13. Earnings per Share

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

The following table shows the calculation for net income attributable to common stockholders, which is used in the calculation of basic and diluted net income per common share:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net income	$1,721	$4,169
Less: Earnings attributable to participating securities	(515)	(168)
Net income attributable to common stockholders	$1,206	$4,001

The following table shows the potential shares of common stock that were included in computing diluted net income per common share:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Weighted average common shares outstanding including participating securities	154,832	153,004
Less: Weighted average participating securities outstanding	(2,142)	(1,579)
Weighted average common shares outstanding used in basic net income per common share	152,690	151,425
Net dilutive potential common shares issuable:
On vesting of restricted stock units	117	149
On settlement of ESPP shares	3	4
Weighted average common shares outstanding used in diluted net income per common share	152,810	151,578

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income per common share as their inclusion would have been anti-dilutive:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
On exercise of options where exercise price is greater than average market value for the period	—	44

14. Derivatives

We are exposed to market risks associated with changes in the variable interest rate of our Credit Facility. We have used derivative instruments, in the form of interest rate swaps, to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes.

In March 2022, our $300.0 million notional value of interest rate swaps expired. We previously entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates and designated them as cash flow hedges. There was no nonperformance by any counterparty during the terms of the interest rate swaps and no collateral was posted for the instruments.

Prior to expiration, during the third quarter of 2021, we dedesignated $125.0 million notional value of our interest rate swaps. The fair value of this interest rate swap immediately prior to dedesignation was a liability of $1.6 million. The associated amount in accumulated other comprehensive loss related to this interest rate swap was amortized into interest expense over the remaining term of the swap through March 2022. Changes in the fair value of the dedesignated interest rate swap after dedesignation and prior to expiration were recorded in interest expense.

The remaining $175.0 million notional value of our interest rate swaps were designated as (highly effective) cash flow hedging instruments until their expiration. Changes in the fair value of cash flow hedging instruments are recognized as a component of other comprehensive income (loss) until the hedged transaction affects earnings. At that time, amounts are reclassified into earnings to interest expense, the same statement of operations line item to which the earnings effect of the hedged item is recorded. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions unless the derivative contract contains a significant financing element, in which case, the cash settlements for those derivatives are classified as cash flows from financing activities.

The following table presents the effect of our derivative instruments on our condensed consolidated balance sheets:

(in thousands)	March 31, 2022	December 31, 2021
Interest rate swaps designated as cash flow hedging instruments
Accrued liabilities	$—	$727

Interest rate swaps not designated as hedging instruments
Accrued liabilities	—	523

Total derivative liabilities	$—	$1,250

The following table presents the effect of our derivative instruments on our condensed consolidated statements of operations:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Total amount of interest expense in which the effects of cash flow hedges and undesignated interest rate swaps are recorded	$25,246	$31,245

Interest rate swaps designated as cash flow hedging instruments
Pre-tax loss recognized in other comprehensive income	$(512)	$(10)
Pre-tax loss reclassified from accumulated other comprehensive loss into interest expense	(1,758)	(1,271)

Interest rate swaps not designated as hedging instruments
Gain recognized in interest expense	$523	$—

See Note 7 (“Accumulated Other Comprehensive Loss”) and Note 15 (“Fair Value Measurements”) for further details on our derivative instruments.

15. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Prior to their expiration in the first quarter of 2022, our interest rate swap derivative instruments were valued quarterly based on the income approach (discounted cash flow) using market observable inputs, including LIBOR forward curves. These fair value measurements were classified as Level 2. The following table presents our derivative position measured at fair value on a recurring basis, with pricing levels as of the date of valuation:

(in thousands)	March 31, 2022	December 31, 2021
Derivative liabilities	$—	$1,250

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended March 31, 2022, we recorded nonrecurring fair value measurements related to our idle compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our compressors impaired during 2022 and 2021 was as follows:

(in thousands)	March 31, 2022	December 31, 2021
Impaired compressors	$740	$4,380

The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compressors being measured. Additional quantitative information related to our significant unobservable inputs follows:

	Range	Weighted Average (1)
Estimated net sale proceeds:
As of March 31, 2022	$0 - $621 per horsepower	$40 per horsepower
As of December 31, 2021	$0 - $621 per horsepower	$35 per horsepower
(1)	Calculated based on an estimated discount for market liquidity of 60% and 64% as of March 31, 2022 and December 31, 2021, respectively.

See Note 10 (“Long-Lived and Other Asset Impairment”) for further details.

Other Financial Instruments

The carrying amounts of our cash, receivables and payables approximate fair value due to the short-term nature of those instruments.

The carrying amount of borrowings outstanding under our Credit Facility approximates fair value due to its variable interest rate. The fair value of these outstanding borrowings is a Level 3 measurement.

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

(in thousands)	March 31, 2022	December 31, 2021
Carrying amount of fixed rate debt (1)	$1,296,515	$1,296,325
Fair value of fixed rate debt	1,297,000	1,361,000
(1)	Carrying amounts are shown net of unamortized premium and deferred financing costs. See Note 6 (“Long-Term Debt”).

16. Stock-Based Compensation

We recognize stock-based compensation expense related to restricted stock awards, restricted stock units, performance-based restricted stock units and shares issued under our ESPP.

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Equity award expense	$3,067	$2,663
Liability award expense	503	586
Total stock-based compensation expense	$3,570	$3,249

The following table presents our restricted stock activity during the three months ended March 31, 2022:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)	Per Share
Non-vested restricted stock, December 31, 2021	2,578	$10.35
Granted	1,861	9.03
Vested	(1,074)	10.37
Canceled	(146)	9.42
Non-vested restricted stock, March 31, 2022 (1)	3,219	9.62
(1)	Comprised of 508 cash-settled units and 2,711 stock-settled awards and units.

As of March 31, 2022, we expect $24.3 million of unrecognized compensation cost related to our non-vested awards and units to be recognized over the weighted average period of 2.2 years.

17. Commitments and Contingencies

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

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of March 31, 2022 and December 31, 2021, we had $5.6 million and $5.8 million, respectively, accrued for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

In 2021, one of our sales and use tax audits advanced from the audit review phase to the contested hearing phase. We had $0.6 million accrued for this audit as of both March 31, 2022 and December 31, 2021.

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

18. Related Party Transactions

Old Ocean Reserves, an affiliate of our customer Hilcorp, has the right to designate one director to our Board of Directors as long as Old Ocean Reserves, together with affiliates of Hilcorp, owns at least 7.5% of our outstanding common stock. As of March 31, 2022, Old Ocean Reserves owned 11.0% of our outstanding common stock. Jason C. Rebrook, President of Hilcorp, has served as their designated Director since July 2020.

Revenue from Hilcorp and affiliates was $9.4 million and $9.5 million during the three months ended March 31, 2022 and 2021, respectively. Accounts receivable, net due from Hilcorp and affiliates was $3.0 million and $3.7 million as of March 31, 2022 and December 31, 2021, respectively.

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

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes only sales to external customers.

	Contract	Aftermarket
(in thousands)	Operations	Services	Total
Three months ended March 31, 2022
Revenue	$163,656	$33,545	$197,201
Gross margin	99,155	4,907	104,062

Three months ended March 31, 2021
Revenue	$166,034	$29,397	$195,431
Gross margin	104,669	3,614	108,283

The following table reconciles total gross margin to income before income taxes:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Total gross margin	$104,062	$108,283
Less:
Selling, general and administrative	27,773	25,084
Depreciation and amortization	43,039	45,712
Long-lived and other asset impairment	7,416	7,073
Restructuring charges	—	897
Interest expense	25,246	31,245
Gain on sale of assets, net	(2,112)	(11,032)
Other (income) expense, net	36	(1,889)
Income before income taxes	$2,664	$11,193

20. Impact of Hurricane

In August 2021, Hurricane Ida caused operational disruptions, damage to compressors and a temporary shutdown of facilities in Louisiana that negatively impacted our financial performance in the quarter. At December 31, 2021, we had an insurance recovery receivable of $2.8 million related to the facility and compressor damages, which we received in cash in the first quarter of 2022. The remaining portion of our insurance claim pertaining to business interruption is in process. Any amount recovered will not be subject to an additional deductible and will recognized upon notice of final settlement.

21. Subsequent Events

May 2022 Disposition

On May 6, 2022, we completed the sale of certain contract operations customer service agreements and approximately 380 compressors, comprising approximately 70,000 horsepower, used to provide compression services under those agreements, as well as other assets used to support the operations. We allocated customer-related and contract-based intangible assets based on a ratio of the horsepower sold relative to the total horsepower of the asset group. We received cash consideration of $55.5 million for the sale and a gain on sale of approximately $17.0 million will be recognized in the second quarter of 2022.

Investment in ECOTEC

On April 21, 2022, we agreed to acquire for cash a 25% equity interest in ECOTEC, a company specializing in methane emissions monitoring and management.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and in conjunction with our 2021 Form 10-K.

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

Operating Highlights

	Three Months Ended
	March 31,
(horsepower in thousands)	2022	2021
Total available horsepower (at period end)(1)	3,881	4,067
Total operating horsepower (at period end)(2)	3,275	3,329
Average operating horsepower	3,257	3,360
Horsepower utilization:
Spot (at period end)	84%	82%
Average	84%	82%
(1)	Defined as idle and operating horsepower. Includes new compressors completed by third party manufacturers that have been delivered to us.
(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

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

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of SG&A, depreciation and amortization, impairments, restructuring charges, interest expense, (gain) loss on sale of assets, net, other (income) expense, net and provision for (benefit from) income taxes. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A is necessary to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income to gross margin:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net income	$1,721	$4,169
Selling, general and administrative	27,773	25,084
Depreciation and amortization	43,039	45,712
Long-lived and other asset impairment	7,416	7,073
Restructuring charges	—	897
Interest expense	25,246	31,245
Gain on sale of assets, net	(2,112)	(11,032)
Other (income) expense, net	36	(1,889)
Provision for income taxes	943	7,024
Gross margin	$104,062	$108,283

Results of Operations: Summary of Results

Revenue

Revenue was $197.2 million and $195.4 million during the three months ended March 31, 2022 and 2021, respectively. The increase in consolidated revenue was due to increased revenue from our aftermarket services business, which was partially offset by a decrease in revenue from our contract operations business. See “Contract Operations” and “Aftermarket Services” below for further details.

Net Income

Net income was $1.7 million and $4.2 million during the three months ended March 31, 2022 and 2021, respectively. The decline in net income was primarily driven by decreases in the gross margin of our contract operations business, gain on sale of assets, net and other (income) expense, net, as well as an increase in SG&A. Partially offsetting these declines were an increase in the gross margin of our aftermarket services business and decreases in provision for income taxes, interest expense, depreciation and amortization and restructuring charges.

Results of Operations: Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Contract Operations

	Three Months Ended
	March 31,		Increase
(dollars in thousands)	2022	2021	(Decrease)
Revenue	$163,656	$166,034	(1)%
Cost of sales (excluding depreciation and amortization)	64,501	61,365	5%
Gross margin	$99,155	$104,669	(5)%
Gross margin percentage	61%	63%	(2)%

Revenue decreased primarily due to the strategic disposition of 147,000 horsepower in 2021. Partially offsetting this decrease was an increase in contract operations rates in response to the market upturn, as well as units returning to operating status from standby.

Gross margin decreased due to the decline in revenue discussed above, as well as the increase in cost of sales. Cost of sales increased primarily due to an increase in lube oil expense, which was driven by higher commodity pricing and increased volumes associated with unit redeployment as customer activity increased. Start-up and other operating expense also increased as a result of redeployment activity. Offsetting these increases was a decrease in maintenance expense as the result of lower operating horsepower in 2022 compared to 2021.

Aftermarket Services

	Three Months Ended
	March 31,		Increase
(dollars in thousands)	2022	2021	(Decrease)
Revenue	$33,545	$29,397	14%
Cost of sales (excluding depreciation and amortization)	28,638	25,783	11%
Gross margin	$4,907	$3,614	36%
Gross margin percentage	15%	12%	3%

Revenue increased primarily due to an increase in parts sales, as the market recovery drove an increase in customer demand.

Gross margin increased due to this increase in revenue and despite an increase in cost of sales, which was primarily driven by the same increase in parts sales.

Costs and Expenses

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Selling, general and administrative	$27,773	$25,084
Depreciation and amortization	43,039	45,712
Long-lived and other asset impairment	7,416	7,073
Restructuring charges	—	897
Interest expense	25,246	31,245
Gain on sale of assets, net	(2,112)	(11,032)
Other (income) expense, net	36	(1,889)

Selling, general and administrative. The increase in SG&A was primarily due to a $1.5 million increase in sales and use tax that was mainly driven by audit settlements in 2021 and no comparable settlements in 2022, and a $0.4 million increase in employee travel and meeting expense.

Depreciation and amortization. The decrease in depreciation and amortization expense was primarily due to a decrease in depreciation expense resulting from assets reaching the end of their depreciable lives, the impact of compression and other asset sales and impairments and a decrease in amortization expense as certain intangible assets reached the end of their useful lives. These decreases were partially offset by an increase in depreciation expense associated with fixed asset additions.

Long-lived and other asset impairment. We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluate for impairment idle units that have been culled from our compression fleet in prior years and are available for sale. See Note 10 (“Long-Lived and Other Asset Impairment”) to our Financial Statements for further details. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021
Idle compressors retired from the active fleet	45	70
Horsepower of idle compressors retired from the active fleet	31,000	24,000
Impairment recorded on idle compressors retired from the active fleet	$7,409	$7,012

Restructuring charges. Restructuring charges of $0.9 million during the three months ended March 31, 2021 consisted of severance and property disposal costs related to our restructuring activities. See Note 11 (“Restructuring Charges”) to our Financial Statements for further details.

Interest expense. The decrease in interest expense was primarily due to the $4.9 million write-off of unamortized deferred financing costs related to the amendment of our Credit Facility in the first quarter of 2021 and a decrease in the average outstanding balance of long-term debt, which were partially offset by an increase in the weighted average effective interest rate.

Gain on sale of assets, net. The decrease in gain on sale of assets, net was primarily due to gains of $1.3 million on compression asset sales during the three months ended March 31, 2022, compared to a $6.0 million gain on the February 2021 Disposition and gains of $4.3 million recognized on other compression asset sales during the three months ended March 31, 2021.

Other (income) expense, net. The change from other income to other expense was primarily due to a $0.9 million reduction in indemnification expense in 2021 due to the settlement of an audit pursuant to our tax matters agreement with Exterran Corporation, as well as income in 2021 of $0.3 million and $0.3 million related to compressor parts recycling and equipment damaged at a customer site, respectively.

Provision for Income Taxes

	Three Months Ended
	March 31,		Increase
(dollars in thousands)	2022	2021	(Decrease)
Provision for income taxes	$943	$7,024	(87)%
Effective tax rate	35%	63%	(28)%

The decrease in provision for income taxes was primarily due to the tax effect of the decrease in book income during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

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

Dividends

On April 28, 2022, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock to be paid on May 17, 2022 to stockholders of record at the close of business on May 10, 2022. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

Sources of Cash

Revolving Credit Facility

During the three months ended March 31, 2022 and 2021, the Credit Facility had an average daily balance of $225.9 million and $354.8 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 2.9% and 2.6% at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, there were $5.5 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.4%.

As of March 31, 2022, we were in compliance with all covenants under our Credit Facility. As a result of the facility’s financial ratio requirements, $435.2 million of the $524.0 million of undrawn capacity was available for additional borrowings as of March 31, 2022.

Cash Flows

Our cash flows, as reflected in our condensed consolidated statements of cash flows, are summarized below:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$76,572	$77,555
Investing activities	(36,658)	16,518
Financing activities	(40,221)	(93,237)
Net increase (decrease) in cash and cash equivalents	$(307)	$836

Operating Activities

The slight decrease in net cash provided by operating activities was primarily due to increased cash outflows for cost of sales, contract costs and SG&A, and a decrease in cash inflow from accounts receivable. Largely offsetting these decreases in operating cash were increased cash inflows from revenue and deferred revenue, and decreased cash outflows for accounts payable and other liabilities, inventory, interest paid on long-term debt and restructuring charges.

Investing Activities

The change from net cash provided by to net cash used in investing activities was primarily due to a $33.3 million increase in capital expenditures and a $21.8 million decrease in proceeds from business dispositions and other sales of property, plant and equipment, which were partially offset by insurance proceeds of $2.8 million in 2022 for the facility and compressor damages incurred in Hurricane Ida.

Financing Activities

The decrease in net cash used in financing activities was primarily due to a $55.5 million decrease in net repayments of long-term debt, which was partially offset by proceeds of $3.4 million in 2021 from the issuance of common stock under our ATM Agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk associated with changes in the variable interest rate of our Credit Facility. We have previously used derivative instruments to manage our exposure to fluctuations in this variable interest rate, however, our interest rate swaps expired in the first quarter of 2022, and all borrowings under the Credit Facility are now subject to variable interest rates.

A 1% increase in the effective interest rate on our Credit Facility’s outstanding balance at March 31, 2022 would have resulted in an annual increase in our interest expense of $2.2 million.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of March 31, 2022 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, we implemented a new ERP system, which replaced our existing core financial systems, resulting in changes to our financial close processes and procedures. As a result of the implementation, certain internal controls over financial reporting were automated, modified or implemented. While we believe the new ERP system will enhance our internal controls, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of control design and effectiveness throughout 2022.

There were no other changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes or updates to the risk factors previously disclosed in our 2021 Form 10-K.

Item 2. Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table summarizes our purchases of equity securities during the three months ended March 31, 2022:

				Maximum
				Number of Shares
			Total Number of	That May Yet be
		Average	Shares Purchased	Purchased Under
	Total Number	Price	as Part of Publicly	the Publicly
	of Shares	Paid per	Announced Plans	Announced Plans
	Purchased (1)	Share	or Programs	or Programs
January 1, 2022 — January 31, 2022	182,204	$8.60	N/A	N/A
February 1, 2022 — February 28, 2022	—	—	N/A	N/A
March 1, 2022 — March 31, 2022	90,199	8.84	N/A	N/A
Total	272,403	8.68	N/A	N/A
(1)	Represents shares withheld to satisfy employees’ tax obligations in connection with the vesting of restricted stock awards during the period.

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

May 10, 2022