Form 10-Q
period 2022-06-30
Archrock, Inc.
filed 2022-08-03
CIK 1389050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Number of shares of the common stock of the registrant outstanding as of July 27, 2022: 155,624,577 shares.

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

ECOTEC	Ecotec International Holdings, LLC
ERP	Enterprise Resource Planning
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
February 2021 Disposition	Sale completed in February 2021 of certain contract operations customer service agreements, compressors and other assets
Financial Statements	Condensed consolidated financial statements included in Part I Item 1 of this Quarterly Report on Form 10-Q
GAAP	U.S. generally accepted accounting principles
Hilcorp	Hilcorp Energy Company
LIBOR	London Interbank Offered Rate
May 2022 Disposition	Sale completed in May 2022 of certain contract operations customer service agreements, compressors and other assets
Old Ocean Reserves	Old Ocean Reserves, LP, formerly JDH Capital Holdings, L.P.
OTC	Over-the-counter, as related to aftermarket services parts and components
ROU	Right-of-use, as related to the lease model under Accounting Standards Codification Topic 842 Leases
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
U.S.	United States of America

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Archrock, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,950	$1,569
Accounts receivable, trade, net of allowance of $2,299 and $2,152, respectively	129,323	104,931
Inventory	77,636	72,869
Other current assets	8,126	7,201
Total current assets	217,035	186,570
Property, plant and equipment, net	2,211,744	2,226,526
Operating lease ROU assets	16,796	17,491
Intangible assets, net	42,187	47,887
Contract costs, net	28,784	25,418
Deferred tax assets	41,096	47,879
Other assets	34,485	28,384
Noncurrent assets associated with discontinued operations	9,199	9,811
Total assets	$2,601,326	$2,589,966

Liabilities and Equity
Current liabilities:
Accounts payable, trade	$78,108	$38,920
Accrued liabilities	66,966	82,517
Deferred revenue	6,455	3,817
Total current liabilities	151,529	125,254
Long-term debt	1,532,438	1,530,825
Operating lease liabilities	14,987	15,940
Deferred tax liabilities	1,332	1,136
Other liabilities	19,254	17,505
Noncurrent liabilities associated with discontinued operations	7,868	7,868
Total liabilities	1,727,408	1,698,528
Commitments and contingencies (Note 18)
Equity:
Preferred stock: $0.01 par value per share, 50,000,000 shares authorized, zero issued	—	—
Common stock: $0.01 par value per share, 250,000,000 shares authorized, 163,385,390 and 161,482,852 shares issued, respectively	1,633	1,615
Additional paid-in capital	3,450,603	3,440,059
Accumulated other comprehensive loss	—	(984)
Accumulated deficit	(2,489,814)	(2,463,114)
Treasury stock: 7,740,919 and 7,417,401 common shares, at cost, respectively	(88,504)	(86,138)
Total equity	873,918	891,438
Total liabilities and equity	$2,601,326	$2,589,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Contract operations	$166,298	$163,865	$329,954	$329,899
Aftermarket services	49,530	31,750	83,075	61,147
Total revenue	215,828	195,615	413,029	391,046
Cost of sales (excluding depreciation and amortization):
Contract operations	68,355	61,387	132,856	122,752
Aftermarket services	41,710	27,490	70,348	53,273
Total cost of sales (excluding depreciation and amortization)	110,065	88,877	203,204	176,025
Selling, general and administrative	27,691	26,077	55,464	51,161
Depreciation and amortization	41,356	44,193	84,395	89,905
Long-lived and other asset impairment	4,647	2,960	12,063	10,033
Restructuring charges	—	743	—	1,640
Interest expense	24,456	25,958	49,702	57,203
Gain on sale of assets, net	(18,948)	(3,124)	(21,060)	(14,156)
Other (income) expense, net	497	(82)	533	(1,971)
Income before income taxes	26,064	10,013	28,728	21,206
Provision for income taxes	9,318	1,261	10,261	8,285
Net income	$16,746	$8,752	$18,467	$12,921

Basic and diluted net income per common share	$0.11	$0.06	$0.12	$0.08

Weighted average common shares outstanding:
Basic	153,033	152,033	152,857	151,537
Diluted	153,164	152,203	152,982	151,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$16,746	$8,752	$18,467	$12,921
Other comprehensive income, net of tax:
Interest rate swap gain, net of reclassifications to earnings	—	966	574	1,962
Amortization of dedesignated interest rate swap	—	—	410	—
Total other comprehensive income, net of tax	—	966	984	1,962
Comprehensive income	$16,746	$9,718	$19,451	$14,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except share and per share amounts)

(unaudited)

				Accumulated
	Common		Additional	Other		Treasury
	Stock		Paid-in	Comprehensive	Accumulated	Stock
	Amount	Shares	Capital	Loss	Deficit	Amount	Shares	Total
Balance at March 31, 2021	$1,613	161,323,492	$3,430,910	$(4,010)	$(2,419,974)	$(85,415)	(7,263,173)	$923,124
Treasury stock purchased						(4)	(383)	(4)
Cash dividends ($0.145 per common share)					(22,331)			(22,331)
Shares issued under ESPP		16,062	136					136
Stock-based compensation, net of forfeitures			3,178				(14,893)	3,178
Comprehensive income
Net income					8,752			8,752
Interest rate swap gain, net of reclassifications to earnings				966				966
Balance at June 30, 2021	$1,613	161,339,554	$3,434,224	$(3,044)	$(2,433,553)	$(85,419)	(7,278,449)	$913,821

Balance at March 31, 2022	$1,629	162,919,584	$3,443,261	$—	$(2,484,066)	$(88,501)	(7,698,812)	$872,323
Treasury stock purchased						(3)	(303)	(3)
Cash dividends ($0.145 per common share)					(22,494)			(22,494)
Shares issued under ESPP	—	18,786	146					146
Stock-based compensation, net of forfeitures	—	—	2,970				(41,804)	2,970
Net proceeds from issuance of common stock	4	447,020	4,226					4,230
Comprehensive income
Net income					16,746			16,746
Balance at June 30, 2022	$1,633	163,385,390	$3,450,603	$—	$(2,489,814)	$(88,504)	(7,740,919)	$873,918

				Accumulated
	Common		Additional	Other		Treasury
	Stock		Paid-in	Comprehensive	Accumulated	Stock
	Amount	Shares	Capital	Loss	Deficit	Amount	Shares	Total
Balance at December 31, 2020	$1,600	160,014,960	$3,424,624	$(5,006)	$(2,401,988)	$(83,673)	(7,052,769)	$935,557
Treasury stock purchased						(1,746)	(184,776)	(1,746)
Cash dividends ($0.290 per common share)					(44,486)			(44,486)
Shares issued under ESPP	—	44,116	371					371
Stock-based compensation, net of forfeitures	9	923,330	5,832				(40,904)	5,841
Net proceeds from issuance of common stock	4	357,148	3,397					3,401
Comprehensive income
Net income					12,921			12,921
Interest rate swap gain, net of reclassifications to earnings				1,962				1,962
Balance at June 30, 2021	$1,613	161,339,554	$3,434,224	$(3,044)	$(2,433,553)	$(85,419)	(7,278,449)	$913,821

Balance at December 31, 2021	$1,615	161,482,852	$3,440,059	$(984)	$(2,463,114)	$(86,138)	(7,417,401)	$891,438
Treasury stock purchased						(2,366)	(272,706)	(2,366)
Cash dividends ($0.290 per common share)					(45,167)			(45,167)
Shares issued under ESPP	—	38,846	295					295
Stock-based compensation, net of forfeitures	14	1,416,672	6,023				(50,812)	6,037
Net proceeds from issuance of common stock	4	447,020	4,226					4,230
Comprehensive income
Net income					18,467			18,467
Interest rate swap gain, net of reclassifications to earnings				574				574
Amortization of dedesignated interest rate swap				410				410
Balance at June 30, 2022	$1,633	163,385,390	$3,450,603	$—	$(2,489,814)	$(88,504)	(7,740,919)	$873,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$18,467	$12,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,395	89,905
Long-lived and other asset impairment	12,063	10,033
Inventory write-downs	721	511
Amortization of operating lease ROU assets	1,575	1,891
Amortization of deferred financing costs	2,576	7,551
Amortization of debt premium	(1,003)	(1,003)
Amortization of dedesignated interest rate swap	410	—
Interest rate swaps	631	2,169
Stock-based compensation expense	6,037	5,841
Provision for credit losses	365	(215)
Gain on sale of assets, net	(4,344)	(8,161)
Gain on sale of business	(16,716)	(5,995)
Deferred income tax provision	9,473	7,995
Amortization of contract costs	9,249	10,752
Deferred revenue recognized in earnings	(11,541)	(5,048)
Change in assets and liabilities:
Accounts receivable, trade	(30,370)	(2,661)
Inventory	(5,779)	(3,569)
Other assets	(1,182)	(244)
Contract costs, net	(13,007)	(6,467)
Accounts payable and other liabilities	13,051	6,358
Deferred revenue	14,032	4,068
Other	421	(15)
Net cash provided by operating activities	89,524	126,617
Cash flows from investing activities:
Capital expenditures	(106,066)	(38,749)
Proceeds from sale of business	55,523	18,795
Proceeds from sale of property, plant and equipment and other assets	9,728	18,178
Proceeds from insurance and other settlements	2,781	910
Investments in unconsolidated entities	(8,000)	—
Net cash used in investing activities	(46,034)	(866)
Cash flows from financing activities:
Borrowings of long-term debt	405,733	343,251
Repayments of long-term debt	(404,500)	(419,751)
Payments for debt issuance costs	—	(2,407)
Payments for settlement of interest rate swaps that include financing elements	(1,334)	(2,169)
Dividends paid to stockholders	(45,167)	(44,486)
Net proceeds from issuance of common stock	4,230	3,401
Proceeds from stock issued under ESPP	295	371
Purchases of treasury stock	(2,366)	(1,746)
Net cash used in financing activities	(43,109)	(123,536)
Net increase in cash and cash equivalents	381	2,215
Cash and cash equivalents, beginning of period	1,569	1,097
Cash and cash equivalents, end of period	$1,950	$3,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Archrock, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of Business and Basis of Presentation

We are an energy infrastructure company with a primary focus on midstream natural gas compression. We are the leading provider of natural gas compression services to customers in the energy industry throughout the U.S. and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. We operate in two business segments: contract operations and aftermarket services. Our predominant segment, contract operations, primarily includes designing, sourcing, owning, installing, operating, servicing, repairing and maintaining our owned fleet of natural gas compression equipment to provide natural gas compression services to our customers. In our aftermarket services business, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

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

2. Business Transactions

May 2022 Disposition

In May 2022, we completed the sale of certain contract operations customer service agreements and approximately 380 compressors, comprising approximately 70,000 horsepower, used to provide compression services under those agreements, as well as other assets used to support the operations. We allocated customer-related and contract-based intangible assets based on a ratio of the horsepower sold relative to the total horsepower of the asset group. We received cash consideration of $55.5 million for the sale and recorded a gain on the sale of $16.7 million in gain on sale of assets, net in our condensed consolidated statements of operations during the three and six months ended June 30, 2022.

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

3. Inventory

(in thousands)	June 30, 2022	December 31, 2021
Parts and supplies	$61,571	$63,628
Work in progress	16,065	9,241
Inventory	$77,636	$72,869

4. Property, Plant and Equipment, net

(in thousands)	June 30, 2022	December 31, 2021
Compression equipment, facilities and other fleet assets	$3,259,841	$3,273,770
Land and buildings	44,205	43,540
Transportation and shop equipment	89,866	92,490
Computer hardware and software	77,393	76,908
Other	6,250	6,229
Property, plant and equipment	3,477,555	3,492,937
Accumulated depreciation	(1,265,811)	(1,266,411)
Property, plant and equipment, net	$2,211,744	$2,226,526

5. Equity Investments

Investments in which we are deemed to exert significant influence, but not control, are accounted for using the equity method of accounting, except in cases where the fair value option is elected. For such investments where we have elected the fair value option, the election is irrevocable and is applied on an investment-by-investment basis at initial recognition. In April 2022, we agreed to acquire for cash a 25% equity interest in ECOTEC, a company specializing in methane emissions monitoring and management. We have elected the fair value option to account for this investment. As of June 30, 2022, our ownership interest in ECOTEC was 14%, which was included in other assets in our condensed consolidated balance sheets. Changes in the fair value of this investment are recognized in other (income) expense, net in our condensed consolidated statements of operations.

6. Hosting Arrangements

We have hosting arrangements that are service contracts related to the cloud migration of our ERP system and cloud services for our mobile workforce, telematics and inventory management tools.

As of June 30, 2022 and December 31, 2021, we had $14.8 million and $12.7 million, respectively, of capitalized implementation costs related to these hosting arrangements included in other assets in our condensed consolidated balance sheets. Accumulated amortization was $1.6 million and $0.7 million at June 30, 2022 and December 31, 2021, respectively. We recorded $0.5 million and $0.1 million of amortization expense to SG&A in our condensed consolidated statements of operations during the three months ended June 30, 2022 and 2021, respectively, and $0.9 million and $0.2 million during the six months ended June 30, 2022 and 2021, respectively.

7. Long-Term Debt

(in thousands)	June 30, 2022	December 31, 2021
Credit Facility	$235,733	$234,500

2028 Notes
Principal	800,000	800,000
Premium, net of amortization	11,533	12,536
Deferred financing costs, net of amortization	(9,574)	(10,406)
	801,959	802,130

2027 Notes
Principal	500,000	500,000
Deferred financing costs, net of amortization	(5,254)	(5,805)
	494,746	494,195

Long-term debt	$1,532,438	$1,530,825

Credit Facility

As of June 30, 2022, there were $5.8 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.3%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 3.9% and 2.6% at June 30, 2022 and December 31, 2021, respectively. We incurred $0.5 million and $0.4 million in commitment fees on the daily unused amount of the Credit Facility during the three months ended June 30, 2022 and 2021, respectively, and $1.0 million during each of the six months ended June 30, 2022 and 2021.

As of June 30, 2022, we were in compliance with all covenants under our Credit Facility agreement. As a result of the facility’s financial ratio requirements, $476.6 million of the $508.5 million of undrawn capacity was available for additional borrowings as of June 30, 2022.

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

8. Accumulated Other Comprehensive Loss

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with owners. Our accumulated other comprehensive loss consists of changes in the fair value of our interest rate swap derivative instruments, net of tax.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Beginning accumulated other comprehensive loss	$—	$(4,010)	$(984)	$(5,006)
Other comprehensive income, net of tax:
Loss recognized in other comprehensive income, net of tax benefit of $0, $16, $107 and $18, respectively	—	(63)	(405)	(71)
Loss reclassified from accumulated other comprehensive loss to interest expense, net of tax benefit of $0, $273, $369 and $540, respectively	—	1,029	1,389	2,033
Total other comprehensive income	—	966	984	1,962
Ending accumulated other comprehensive loss	$—	$(3,044)	$—	$(3,044)

See Note 15 (“Derivatives”) for further details on our interest rate swap derivative instruments.

9. Equity

At-the-Market Continuous Equity Offering Program

During the three and six months ended June 30, 2022, we sold 447,020 shares of common stock for net proceeds of $4.2 million pursuant to our ATM agreement.

During the six months ended June 30, 2021, we sold 357,148 shares of common stock under the program for net proceeds of $3.4 million.

Cash Dividends

The following table summarizes our dividends declared and paid in each of the quarterly periods of 2022 and 2021:

	Declared Dividends	Dividends Paid
	per Common Share	(in thousands)
2022
Q2	$0.145	$22,494
Q1	0.145	22,673

2021
Q4	$0.145	$22,351
Q3	0.145	22,506
Q2	0.145	22,331
Q1	0.145	22,155

On July 28, 2022, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock to be paid on August 16, 2022 to stockholders of record at the close of business on August 9, 2022.

10. Revenue from Contracts with Customers

The following table presents our revenue from contracts with customers by segment (see Note 20 (“Segments”)) and disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Contract operations:
0 ― 1,000 horsepower per unit	$40,489	$45,918	$82,331	$92,837
1,001 ― 1,500 horsepower per unit	68,697	66,852	135,698	135,316
Over 1,500 horsepower per unit	56,885	50,939	111,479	101,342
Other (1)	227	156	446	404
Total contract operations revenue (2)	166,298	163,865	329,954	329,899

Aftermarket services:
Services	26,001	17,008	43,138	33,900
OTC parts and components sales	23,529	14,742	39,937	27,247
Total aftermarket services revenue (3)	49,530	31,750	83,075	61,147

Total revenue	$215,828	$195,615	$413,029	$391,046
(1)	Primarily relates to fees associated with owned non-compression equipment.
(2)	Includes $0.9 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively, and $1.1 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other contract operations revenue is recognized over time.
(3)	Services revenue within aftermarket services is recognized over time. OTC parts and components sales revenue is recognized at a point in time.

Performance Obligations

As of June 30, 2022, we had $286.6 million of remaining performance obligations related to our contract operations segment, which will be recognized through 2027 as follows:

(in thousands)	2022	2023	2024	2025	2026	2027	Total
Remaining performance obligations	$156,370	$93,290	$31,041	$4,819	$914	$190	$286,624

We do not disclose the aggregate transaction price for the remaining performance obligations for aftermarket services as there are no contracts with customers with an original contract term that is greater than one year.

Contract Assets and Liabilities

Contract Assets

As of June 30, 2022 and December 31, 2021, our receivables from contracts with customers, net of allowance for credit losses, were $121.0 million and $84.7 million, respectively.

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

Our allowance for credit losses balance changed as follows during the six months ended June 30, 2022:

(in thousands)
Balance at December 31, 2021	$2,152
Provision for credit losses	365
Write-offs charged against allowance	(218)
Balance at June 30, 2022	$2,299

Contract Liabilities

Freight billings to customers for the transport of compression assets, customer-specified modifications of compression assets and milestone billings on aftermarket services often result in a contract liability. Our contract liabilities were $6.9 million and $4.4 million as of June 30, 2022 and December 31, 2021, respectively, and were included in deferred revenue and other liabilities in our condensed consolidated balance sheets. During the six months ended June 30, 2022, we deferred revenue of $14.0 million and recognized $11.5 million as revenue. The revenue recognized and deferred during the period primarily related to freight billings and milestone billings on aftermarket services.

11. Long-Lived and Other Asset Impairment

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

The following table presents the results of our compression fleet impairment review as recorded to our contract operations segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Idle compressors retired from the active fleet	30	45	75	115
Horsepower of idle compressors retired from the active fleet	26,000	13,000	57,000	37,000
Impairment recorded on idle compressors retired from the active fleet	$4,647	$2,832	$12,056	$9,844

12. Restructuring Charges

In response to the decreased activity level of our customers that resulted from the coronavirus pandemic beginning in the second quarter of 2020, we incurred severance costs totaling $7.0 million to right-size our business in 2020 and 2021. No additional costs will be incurred under this restructuring plan.

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

The following table presents restructuring charges incurred by segment:

	Contract	Aftermarket
(in thousands)	Operations	Services	Other (1)	Total
Three months ended June 30, 2021
Pandemic restructuring	$337	$121	$147	$605
2020 property restructuring	—	—	7	7
Other restructuring	—	—	131	131
Total restructuring charges	$337	$121	$285	$743

Six months ended June 30, 2021
Pandemic restructuring	$616	$145	$732	$1,493
2020 property restructuring	—	—	16	16
Other restructuring	—	—	131	131
Total restructuring charges	$616	$145	$879	$1,640
(1)	Represents expense incurred within our corporate function and not directly attributable to our segments.

The following table presents restructuring charges incurred by cost type:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2021
Severance costs	$605	$1,493
Property disposal costs
Impairment	—	9
Other exit costs	7	7
Total property disposal costs	7	16
Other restructuring costs	131	131
Total restructuring charges	$743	$1,640

13. Income Taxes

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

Effective Tax Rate

The year-to-date effective tax rate for the six months ended June 30, 2022 differed significantly from our statutory rate primarily due to unrecognized tax benefits and the limitation on executive compensation.

Unrecognized Tax Benefits

As of June 30, 2022, we believe it is reasonably possible that $2.7 million of our unrecognized tax benefits, including penalties, interest and discontinued operations, will be reduced prior to June 30, 2023 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities that could materially differ from this estimate.

14. Earnings per Share

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

The following table shows the calculation for net income attributable to common stockholders, which is used in the calculation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Net income	$16,746	$8,752	$18,467	$12,921
Less: Earnings attributable to participating securities	(305)	(285)	(819)	(454)
Net income attributable to common stockholders	$16,441	$8,467	$17,648	$12,467

The following table shows the potential shares of common stock that were included in computing diluted net income per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Weighted average common shares outstanding including participating securities	155,188	154,047	155,005	153,334
Less: Weighted average participating securities outstanding	(2,155)	(2,014)	(2,148)	(1,797)
Weighted average common shares outstanding used in basic net income per common share	153,033	152,033	152,857	151,537
Net dilutive potential common shares issuable:
On vesting of restricted stock units	128	169	123	159
On settlement of ESPP shares	3	1	2	3
Weighted average common shares outstanding used in diluted net income per common share	153,164	152,203	152,982	151,699

The following table shows the potential shares of common stock issuable that were excluded from computing diluted net income per common share as their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
On exercise of options where exercise price is greater than average market value for the period	—	22	—	33

15. Derivatives

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

The following table presents the effect of our derivative instruments on our condensed consolidated balance sheets:

(in thousands)	June 30, 2022	December 31, 2021
Interest rate swaps designated as cash flow hedging instruments
Accrued liabilities	$—	$727

Interest rate swaps not designated as hedging instruments
Accrued liabilities	—	523

Total derivative liabilities	$—	$1,250

The following table presents the effect of our derivative instruments on our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Total amount of interest expense in which the effects of cash flow hedges and undesignated interest rate swaps are recorded	$24,456	$25,958	$49,702	$57,203

Interest rate swaps designated as cash flow hedging instruments
Pre-tax loss recognized in other comprehensive income	$—	$(79)	$(512)	$(89)
Pre-tax loss reclassified from accumulated other comprehensive loss into interest expense	—	(1,302)	(1,758)	(2,573)

Interest rate swaps not designated as hedging instruments
Gain recognized in interest expense	$—	$—	$523	$—

See Note 8 (“Accumulated Other Comprehensive Loss”) and Note 16 (“Fair Value Measurements”) for further details on our derivative instruments.

16. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Investment in ECOTEC

During the three months ended June 30, 2022, we acquired a 14% equity interest in ECOTEC. To provide for greater transparency, we elected the fair value option to account for this investment. The fair value is internally calculated using a market approach and is classified as a Level 3 measurement. At June 30, 2022, the fair value of our equity interest in ECOTEC was as follows:

(in thousands)	June 30, 2022
Investment in ECOTEC	$8,000

Interest Rate Swaps

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

(in thousands)	June 30, 2022	December 31, 2021
Derivative liabilities	$—	$1,250

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the six months ended June 30, 2022, we recorded nonrecurring fair value measurements related to our idle compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our compressors impaired during 2022 and 2021 was as follows:

(in thousands)	June 30, 2022	December 31, 2021
Impaired compressors	$1,010	$4,380

The significant unobservable inputs used to develop the above fair value measurements were weighted by the relative fair value of the compressors being measured. Additional quantitative information related to our significant unobservable inputs follows:

	Range	Weighted Average (1)
Estimated net sale proceeds:
As of June 30, 2022	$0 - $621 per horsepower	$41 per horsepower
As of December 31, 2021	$0 - $621 per horsepower	$35 per horsepower
(1)	Calculated based on an estimated discount for market liquidity of 57% and 64% as of June 30, 2022 and December 31, 2021, respectively.

See Note 11 (“Long-Lived and Other Asset Impairment”) for further details.

Other Financial Instruments

The carrying amounts of our cash, receivables and payables approximate fair value due to the short-term nature of those instruments.

The carrying amount of borrowings outstanding under our Credit Facility approximates fair value due to its variable interest rate. The fair value of these outstanding borrowings is a Level 3 measurement.

The fair value of our fixed rate debt is estimated using yields observable in active markets, which are Level 2 inputs, and was as follows:

(in thousands)	June 30, 2022	December 31, 2021
Carrying amount of fixed rate debt (1)	$1,296,705	$1,296,325
Fair value of fixed rate debt	1,161,000	1,361,000
(1)	Carrying amounts are shown net of unamortized premium and deferred financing costs. See Note 7 (“Long-Term Debt”).

17. Stock-Based Compensation

We recognize stock-based compensation expense related to restricted stock awards, restricted stock units, performance-based restricted stock units and shares issued under our ESPP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Equity award expense	$2,970	$3,178	$6,037	$5,841
Liability award expense	377	408	880	994
Total stock-based compensation expense	$3,347	$3,586	$6,917	$6,835

The following table presents our restricted stock activity during the six months ended June 30, 2022:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
	(in thousands)	Per Share
Non-vested restricted stock, December 31, 2021	2,578	$10.35
Granted	1,861	9.03
Vested	(1,106)	10.31
Canceled	(188)	9.35
Non-vested restricted stock, June 30, 2022 (1)	3,145	9.64
(1)	Comprised of 508 cash-settled units and 2,637 stock-settled awards and units.

As of June 30, 2022, we expect $21.3 million of unrecognized compensation cost related to our non-vested awards and units to be recognized over the weighted average period of 2.1 years.

18. Commitments and Contingencies

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

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of June 30, 2022 and December 31, 2021, we had $3.9 million and $5.8 million, respectively, accrued for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

In 2021, one of our sales and use tax audits advanced from the audit review phase to the contested hearing phase. We had $0.6 million accrued for this audit as of both June 30, 2022 and December 31, 2021.

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

19. Related Party Transactions

Old Ocean Reserves, an affiliate of our customer Hilcorp, has the right to designate one director to serve on our Board of Directors as long as Old Ocean Reserves or its successors (together with its affiliates) owns at least 7.5% of our outstanding common stock. As of June 30, 2022, Old Ocean Reserves owned 10.7% of our outstanding common stock. Jason C. Rebrook, Chief Executive Officer and Director of Harvest Midstream Company, a Hilcorp affiliate, has served as Old Ocean Reserves’ representative director since July 2020.

Revenue from Hilcorp and affiliates was $9.2 million and $9.6 million during the three months ended June 30, 2022 and 2021, respectively, and $18.6 million and $19.1 million during the six months ended June 30, 2022 and 2021, respectively. Accounts receivable, net due from Hilcorp and affiliates was $4.3 million and $3.7 million as of June 30, 2022 and December 31, 2021, respectively.

20. Segments

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

We evaluate the performance of our segments based on gross margin for each segment. Revenue includes only sales to external customers.

	Contract	Aftermarket
(in thousands)	Operations	Services	Total
Three months ended June 30, 2022
Revenue	$166,298	$49,530	$215,828
Gross margin	97,943	7,820	105,763

Three months ended June 30, 2021
Revenue	$163,865	$31,750	$195,615
Gross margin	102,478	4,260	106,738

Six months ended June 30, 2022
Revenue	$329,954	$83,075	$413,029
Gross margin	197,098	12,727	209,825

Six months ended June 30, 2021
Revenue	$329,899	$61,147	$391,046
Gross margin	207,147	7,874	215,021

The following table reconciles total gross margin to income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Total gross margin	$105,763	$106,738	$209,825	$215,021
Less:
Selling, general and administrative	27,691	26,077	55,464	51,161
Depreciation and amortization	41,356	44,193	84,395	89,905
Long-lived and other asset impairment	4,647	2,960	12,063	10,033
Restructuring charges	—	743	—	1,640
Interest expense	24,456	25,958	49,702	57,203
Gain on sale of assets, net	(18,948)	(3,124)	(21,060)	(14,156)
Other (income) expense, net	497	(82)	533	(1,971)
Income before income taxes	$26,064	$10,013	$28,728	$21,206

21. Impact of Hurricane

In August 2021, Hurricane Ida caused operational disruptions, damage to compressors and a temporary shutdown of facilities in Louisiana that negatively impacted our financial performance in the quarter. At December 31, 2021, we had an insurance recovery receivable of $2.8 million related to the facility and compressor damages, which we received in cash in the first quarter of 2022. The remaining portion of our insurance claim pertaining to business interruption is in process. Any amount recovered will not be subject to an additional deductible and will be recognized upon notice of final settlement.

22. Subsequent Event

On July 1, 2022, we acquired an additional 5% equity interest in ECOTEC, which increased our total ownership interest to 19%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q and in conjunction with our 2021 Form 10-K.

Overview

We are an energy infrastructure company with a primary focus on midstream natural gas compression. We are the leading provider of natural gas compression services to customers in the energy industry throughout the U.S. and a leading supplier of aftermarket services to customers that own compression equipment in the U.S. We operate in two business segments: contract operations and aftermarket services. Our contract operations services primarily include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining our owned fleet of natural gas compression equipment to provide natural gas compression services to our customers. In our aftermarket services business, we sell parts and components and provide operations, maintenance, overhaul and reconfiguration services to customers who own compression equipment.

Recent Business Developments

May 2022 Disposition

In May 2022, we completed the sale of certain contract operations customer service agreements and approximately 380 compressors, comprising approximately 70,000 horsepower, used to provide compression services under those agreements, as well as other assets used to support the operations. We received cash consideration of $55.5 million for the sale and recorded a gain on the sale of $16.7 million during the three and six months ended June 30, 2022. See Note 2 (“Business Transactions”) to our Financial Statements for further details of this transaction.

Investment in ECOTEC

In April 2022, we agreed to acquire for cash a 25% equity interest in ECOTEC, a company specializing in methane emissions monitoring and management. As of June 30, 2022, our ownership interest was 14%. See Note 5 (“Equity Investments”) to our Financial Statements for further details.

Operating Highlights

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(horsepower in thousands)	2022	2021	2022	2021
Total available horsepower (at period end)(1)	3,810	4,041	3,810	4,041
Total operating horsepower (at period end)(2)	3,322	3,295	3,322	3,295
Average operating horsepower	3,297	3,316	3,277	3,339
Horsepower utilization:
Spot (at period end)	87%	82%	87%	82%
Average	86%	82%	85%	82%
(1)	Defined as idle and operating horsepower. Includes new compressors completed by third party manufacturers that have been delivered to us.
(2)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

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

The following table reconciles net income to gross margin:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Net income	$16,746	$8,752	$18,467	$12,921
Selling, general and administrative	27,691	26,077	55,464	51,161
Depreciation and amortization	41,356	44,193	84,395	89,905
Long-lived and other asset impairment	4,647	2,960	12,063	10,033
Restructuring charges	—	743	—	1,640
Interest expense	24,456	25,958	49,702	57,203
Gain on sale of assets, net	(18,948)	(3,124)	(21,060)	(14,156)
Other (income) expense, net	497	(82)	533	(1,971)
Provision for income taxes	9,318	1,261	10,261	8,285
Gross margin	$105,763	$106,738	$209,825	$215,021

Results of Operations: Summary of Results

Revenue

Revenue was $215.8 million and $195.6 million during the three months ended June 30, 2022 and 2021, respectively, and $413.0 million and $391.0 million during the six months ended June 30, 2022 and 2021, respectively. The increases in consolidated revenue during these periods were primarily due to increased revenue from our aftermarket services business. See “Contract Operations” and “Aftermarket Services” below for further details.

Net Income

Net income was $16.7 million and $8.8 million during the three months ended June 30, 2022 and 2021, respectively. The increase was primarily driven by increases in gain on sale of assets, net and gross margin from our aftermarket services business, as well as decreases in depreciation and amortization and interest expense. These changes were partially offset by a decrease in gross margin from our contract operations business and increases in our provision for income taxes, SG&A and long-lived and other asset impairment.

Net income was $18.5 million and $12.9 million during the six months ended June 30, 2022 and 2021, respectively. The increase was primarily driven by increases in gain on sale of assets, net and gross margin from our aftermarket services business, as well as decreases in interest expense, depreciation and amortization and restructuring charges. These changes were partially offset by a decrease in gross margin from our contract operations business, increases in SG&A, long-lived and other asset impairment and provision for income taxes and a change from net other income to net other expense.

Results of Operations: Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Contract Operations

	Three Months Ended
	June 30,		Increase
(dollars in thousands)	2022	2021	(Decrease)
Revenue	$166,298	$163,865	1%
Cost of sales (excluding depreciation and amortization)	68,355	61,387	11%
Gross margin	$97,943	$102,478	(4)%
Gross margin percentage (1)	59%	63%	(4)%
(1)	Defined as gross margin divided by revenue.

Revenue increased primarily due to an increase in contract operations rates in response to improving market conditions and units returning to operating status from standby, which was partially offset by the impact of the strategic disposition of 147,000 horsepower in 2021. Adjusting for these dispositions, operating horsepower increased quarter over quarter.

Despite this increase in revenue, gross margin decreased due to a larger increase in cost of sales. Start-up, maintenance, lube oil and other operating expenses increased, driven by higher pricing throughout our supply chain, as well as increased volumes associated with unit redeployment as customer activity accelerated. Partially offsetting these cost increases was the decrease in expense attributable to the horsepower sold in 2021.

Aftermarket Services

	Three Months Ended
	June 30,		Increase
(dollars in thousands)	2022	2021	(Decrease)
Revenue	$49,530	$31,750	56%
Cost of sales (excluding depreciation and amortization)	41,710	27,490	52%
Gross margin	$7,820	$4,260	84%
Gross margin percentage	16%	13%	3%

Revenue increased primarily due to increases in parts sales and service activities, as the market recovery drove an increase in customer demand.

Gross margin increased due to the increase in revenue and despite an increase in cost of sales, which was primarily driven by the same increases in parts sales and service activities.

Costs and Expenses

	Three Months Ended
	June 30,
(in thousands)	2022	2021
Selling, general and administrative	$27,691	$26,077
Depreciation and amortization	41,356	44,193
Long-lived and other asset impairment	4,647	2,960
Restructuring charges	—	743
Interest expense	24,456	25,958
Gain on sale of assets, net	(18,948)	(3,124)
Other (income) expense, net	497	(82)

Selling, general and administrative. The increase in SG&A was primarily due to a $0.7 million increase in bad debt expense and a $0.7 million increase in information technology expense, which largely consisted of increased service agreement costs and amortization of capitalized implementation costs related to the substantial completion of our process and technology transformation project at the end of 2021.

Depreciation and amortization. The decrease in depreciation and amortization expense was primarily due to a decrease in depreciation expense resulting from assets reaching the end of their depreciable lives and the impact of compression and other asset sales. These decreases were partially offset by an increase in depreciation expense associated with fixed asset additions.

Long-lived and other asset impairment. We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluate for impairment idle units that have been culled from our compression fleet in prior years and are available for sale. See Note 11 (“Long-Lived and Other Asset Impairment”) to our Financial Statements for further details. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Three Months Ended
	June 30,
(dollars in thousands)	2022	2021
Idle compressors retired from the active fleet	30	45
Horsepower of idle compressors retired from the active fleet	26,000	13,000
Impairment recorded on idle compressors retired from the active fleet	$4,647	$2,832

Restructuring charges. Restructuring charges of $0.7 million during the three months ended June 30, 2021 primarily consisted of severance costs related to our pandemic restructuring activities. See Note 12 (“Restructuring Charges”) to our Financial Statements for further details.

Interest expense. The decrease in interest expense was primarily due to a decrease in the average outstanding balance of long-term debt.

Gain on sale of assets, net. The increase in gain on sale of assets, net was primarily due to the $16.7 million gain on the May 2022 Disposition and gains of $1.8 million recognized on other compression assets sold during the three months ended June 30, 2022, compared to gains of $2.1 million and $1.1 million recognized on sales of compression assets and transportation and shop assets, respectively, during the three months ended June 30, 2021.

Provision for Income Taxes

	Three Months Ended
	June 30,		Increase
(dollars in thousands)	2022	2021	(Decrease)
Provision for income taxes	$9,318	$1,261	639%
Effective tax rate	36%	13%	23%

The increase in provision for income taxes was primarily due to the tax effect of the increase in book income during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Results of Operations: Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Contract Operations

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2022	2021	(Decrease)
Revenue	$329,954	$329,899	—%
Cost of sales (excluding depreciation and amortization)	132,856	122,752	8%
Gross margin	$197,098	$207,147	(5)%
Gross margin percentage	60%	63%	(3)%

Revenue was unchanged primarily due to an increase in contract operations rates in response to improving market conditions and units returning to operating status from standby, and the offsetting impact of the strategic disposition of 147,000 horsepower in 2021. Adjusting for these dispositions, operating horsepower increased year over year.

With revenue unchanged, gross margin decreased with the increase in cost of sales. Start-up, maintenance, lube oil and other operating expenses increased, driven by higher pricing throughout our supply chain, as well as increased volumes associated with unit redeployment as customer activity accelerated. Partially offsetting these cost increases was the decrease in expense attributable to the horsepower sold in 2021.

Aftermarket Services

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2022	2021	(Decrease)
Revenue	$83,075	$61,147	36%
Cost of sales (excluding depreciation and amortization)	70,348	53,273	32%
Gross margin	$12,727	$7,874	62%
Gross margin percentage	15%	13%	2%

Revenue increased primarily due to increases in parts sales and service activities, as the market recovery drove an increase in customer demand.

Gross margin increased due to the increase in revenue and despite an increase in cost of sales, which was primarily driven by the same increases in parts sales and service activities.

Costs and Expenses

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Selling, general and administrative	$55,464	$51,161
Depreciation and amortization	84,395	89,905
Long-lived and other asset impairment	12,063	10,033
Restructuring charges	—	1,640
Interest expense	49,702	57,203
Gain on sale of assets, net	(21,060)	(14,156)
Other (income) expense, net	533	(1,971)

Selling, general and administrative. The increase in SG&A was primarily due to a $1.8 million increase in sales and use tax that was mainly driven by audit settlements in 2021 and no comparable settlements in 2022, a $0.7 million increase in information technology expense, which largely consisted of increased service agreement costs and amortization of capitalized implementation costs related to the substantial completion of our process and technology transformation project at the end of 2021, and $0.6 million increases in each of employee travel and meeting expense and bad debt expense.

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

Long-lived and other asset impairment. We periodically review the future deployment of our idle compressors for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluate for impairment idle units that have been culled from our compression fleet in prior years and are available for sale. See Note 11 (“Long-Lived and Other Asset Impairment”) to our Financial Statements for further details. The following table presents the results of our compression fleet impairment review, as recorded in our contract operations segment:

	Six Months Ended
	June 30,
(dollars in thousands)	2022	2021
Idle compressors retired from the active fleet	75	115
Horsepower of idle compressors retired from the active fleet	57,000	37,000
Impairment recorded on idle compressors retired from the active fleet	$12,056	$9,844

Restructuring charges. Restructuring charges of $1.6 million during the six months ended June 30, 2021 primarily consisted of severance costs related to our pandemic restructuring activities. See Note 12 (“Restructuring Charges”) to our Financial Statements for further details.

Interest expense. The decrease in interest expense was primarily due to the $4.9 million write-off of unamortized deferred financing costs related to the amendment of our Credit Facility in the first quarter of 2021 and a decrease in the average outstanding balance of long-term debt.

Gain on sale of assets, net. Our net gain on the sale of assets during the six months ended June 30, 2022 was primarily due to the $16.7 million gain on the May 2022 Disposition and gains of $3.2 million and $1.1 million recognized on sales of other compression assets and transportation and shop assets, respectively, during the period.

Our net gain on the sale of assets during the six months ended June 30, 2021 was primarily due to the $6.0 million gain on the February 2021 Disposition and gains of $6.4 million and $2.1 million recognized on sales of other compression assets and transportation and shop assets, respectively, during the period.

Other (income) expense, net. The change from net other income to net other expense was primarily due to a $0.9 million reduction in indemnification expense in 2021 due to the settlement of an audit pursuant to our tax matters agreement with Exterran Corporation, as well as income in 2021 of $0.3 million and $0.3 million related to compressor parts recycling and equipment damaged at a customer site, respectively.

Provision for Income Taxes

	Six Months Ended
	June 30,		Increase
(dollars in thousands)	2022	2021	(Decrease)
Provision for income taxes	$10,261	$8,285	24%
Effective tax rate	36%	39%	(3)%

The increase in provision for income taxes was primarily due to the tax effect of the increase in book income during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

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

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, may be material, will be upon terms and prices as we may determine and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

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

Projected Capital Expenditures. We currently plan to spend approximately $230 million to $235 million in capital expenditures during 2022, primarily consisting of approximately $150 million for growth capital expenditures and approximately $70 million to $75 million for maintenance capital expenditures. We anticipate increased 2022 capital expenditures, particularly growth capital expenditures, as compared to 2021 due to increased investment in new compression equipment as a result of higher customer demand.

Dividends

On July 28, 2022, our Board of Directors declared a quarterly dividend of $0.145 per share of common stock to be paid on August 16, 2022 to stockholders of record at the close of business on August 9, 2022. Any future determinations to pay cash dividends to our stockholders will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations and credit and loan agreements in effect at that time and other factors deemed relevant by our Board of Directors.

Sources of Cash

Revolving Credit Facility

During the six months ended June 30, 2022 and 2021, the Credit Facility had an average daily balance of $231.5 million and $345.3 million, respectively. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 3.9% and 2.6% at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, there were $5.8 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.3%.

As of June 30, 2022, we were in compliance with all covenants under our Credit Facility. As a result of the facility’s financial ratio requirements, $476.6 million of the $508.5 million of undrawn capacity was available for additional borrowings as of June 30, 2022.

At-the-Market Continuous Equity Offering Program

During the six months ended June 30, 2022 and 2021, we sold 447,020 and 357,148 shares of common stock for net proceeds of $4.2 million and $3.4 million, respectively, pursuant to our ATM agreement. See Note 9 (“Equity”) to our Financial Statements for further details.

Cash Flows

Our cash flows, as reflected in our condensed consolidated statements of cash flows, are summarized below:

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$89,524	$126,617
Investing activities	(46,034)	(866)
Financing activities	(43,109)	(123,536)
Net increase in cash and cash equivalents	$381	$2,215

Operating Activities

The decrease in net cash provided by operating activities was primarily due to increased cash outflow for cost of sales, contract costs, SG&A and inventory, as well as decreased cash inflow from accounts receivable. Partially offsetting these decreases in operating cash were increased cash inflow from revenue and deferred revenue and decreased cash outflow for accounts payable and other liabilities, restructuring charges and interest paid on long-term debt.

Investing Activities

The increase in net cash used in investing activities was primarily due to a $67.3 million increase in capital expenditures and the $8.0 million investment made in unconsolidated entities during the six months ended June 30, 2022. These cash outflows were partially offset by a $28.3 million increase in proceeds from the sales of property, plant and equipment.

Financing Activities

The decrease in net cash used in financing activities was primarily due to $76.5 million of net repayments of long-term debt during 2021, compared to $1.2 million in net borrowings in 2022.

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

A 1% increase in the effective interest rate on our Credit Facility’s outstanding balance at June 30, 2022 would have resulted in an annual increase in our interest expense of $2.4 million.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of June 30, 2022 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the first quarter of 2022, we implemented a new ERP system, which replaced our existing core financial systems, resulting in changes to our financial close processes and procedures. As a result of the implementation, certain internal controls over financial reporting were automated, modified or implemented. While we believe the new ERP system will enhance our internal controls, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of control design and effectiveness throughout 2022.

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

Item 2. Purchases of Equity Securities by Issuer and Affiliated Purchasers

The following table summarizes our purchases of equity securities during the three months ended June 30, 2022:

Maximum
Number of Shares
			Total Number of	That May Yet be
		Average	Shares Purchased	Purchased Under
	Total Number	Price	as Part of Publicly	the Publicly
	of Shares	Paid per	Announced Plans	Announced Plans
	Purchased (1)	Share	or Programs	or Programs
April 1, 2022 — April 30, 2022	303	$9.16	N/A	N/A
May 1, 2022 — May 31, 2022	—	—	N/A	N/A
June 1, 2022 — June 30, 2022	—	—	N/A	N/A
Total	303	9.16	N/A	N/A
(1)	Represents shares withheld to satisfy employees’ tax obligations in connection with the vesting of restricted stock awards during the period.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1

Composite Certificate of Incorporation of Archrock, Inc. (as amended as of November 3, 2015), incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015

3.2	Third Amended and Restated Bylaws of Exterran Holdings, Inc. (now Archrock, Inc.), incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2013
3.3	Amendment No. 1 to Third Amended and Restated Bylaws of Archrock, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 5, 2020
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1*	Interactive data files (formatted in Inline XBRL) pursuant to Rule 405 of Regulation S-T
104.1*	Cover page interactive data file (formatted in Inline XBRL) pursuant to Rule 406 of Regulation S-T

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

August 3, 2022